Form 10-K
period 1993-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1994-03-22
CIK 37008

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12-31-93           Commission file number  1-6249
                          --------                                 --------

                First Union Real Estate Equity and Mortgage Investments
- --------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                     Ohio                                     34-6513657
     ------------------------------                     ---------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification  No.)

       Suite 1900, 55 Public Square
             Cleveland, Ohio                                  44113-1937
  ---------------------------------------                    ------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (216) 781-4030
                                                   ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
      Title of each class                                   which registered
      -------------------                              -------------------------

Shares of Beneficial Interest
(Par Value $1 Per Share)                                New York Stock Exchange
- ------------------------------                          ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                         None
- --------------------------------------------------------------------------------
                                   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                  Yes /X/  No / /

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

As of January 31, 1994, 18,108,640 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was approximately $183,349,980.

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          18,108,725 Shares of Beneficial Interest were outstanding as of
                                  January 31, 1994.
- --------------------------------------------------------------------------------
                        DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.
           Annual Report to Shareholders for the year ended December 31, 1993 (Parts II and IV).

           Proxy Statement dated March 11, 1994 for the Annual Meeting of Shareholders to be held on April 12, 1994 (Part III).

                      FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                             CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                                 GENERAL INSTRUCTIONS TO FORM 10-K

                          ITEM OF FORM 10-K                                          LOCATION
- -------------------------------------------------------------------------    --------------------------
                                                                                  (page or pages)
                                                         PART I
                                                         ------
 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . .      3 and 4

 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . .      5 through 11

 3.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .      12

 4.      Submission of Matters to a Vote of
           Security Holders . . . . . . . . . . . . . . . . . . . . . .      12


                                                         PART II
                                                         -------

 5.      Market for Registrant's Common Equity and
           Related Stockholder Matters. . . . . . . . . . . . . . . . .       12; Annual Report, Inside Front Cover

 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . .       12; Annual Report,
                                                                                  18 and 19

 7.      Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . . . . . . . .       12; Annual Report,
                                                                                  30 through 31

 8.      Financial Statements . . . . . . . . . . . . . . . . . . . . .       12; Annual Report,
                                                                                  20 through 29

 9.      Changes in and Disagreements with Accountants
           and Financial Disclosure . . . . . . . . . . . . . . . . . .       12


                                                        PART III
                                                        --------

10.      Directors and Executive Officers of the
           Registrant . . . . . . . . . . . . . . . . . . . . . . . . .       13 and 14; Proxy
                                                                                 Statement, 1 through 4

11.      Executive Compensation . . . . . . . . . . . . . . . . . . . .       14; Proxy Statement, 4 and
                                                                                  7 through 10

12.      Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . . . . . . . .       14; Proxy Statement, 6

13.      Certain Relationships and Related Transactions . . . . . . . .       14


                                                        PART IV
                                                        -------

14.      Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K

         (a) Financial Statements and Financial
                 Statement Schedules  . . . . . . . . . . . . . . . . .       14, 15 and 19 through
                                                                                  25; Annual Report,
                                                                                  20 through 29

         (b) Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .       15 and 16; Exhibit Index,
                                                                                  26

         (c) Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .       16

                                     PART I


ITEM 1.  BUSINESS.

  The registrant is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended from time to time through July 25, 1986 (the "Declaration of Trust"), which has as its principal investment policy the purchase of interests in real estate equities. The registrant qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code.

  In order to encourage efficient operation and management of its property, and after receiving a ruling from the Internal Revenue Service with respect to the proposed form of organization and operation, the registrant, in 1971, caused a management company to be organized pursuant to the laws of the State of Delaware under the name First Union Management, Inc. (the "Management Company"), to lease property from the registrant and to operate such property for its own account as a separate taxable entity. The registrant presently net leases 30 of its properties to the Management Company. The shares of the Management Company are held in trust, with the shareholders of the registrant, as exist from time to time, as contingent beneficiaries. For financial reporting purposes, the financial statements of the Management Company are combined with those of the registrant.

  The registrant owns regional enclosed shopping malls, large downtown office buildings and apartment complexes. Its portfolio is diversified by type of property, geographical location, tenant mix and rental market. As of December 31, 1993, the registrant owned (in fee or pursuant to long-term ground leases under which the registrant is lessee) seven office buildings, 15 shopping malls, 50% interests in two shopping malls, six apartment complexes, a 1,100-car parking garage, and a 300-car parking facility, as well as other miscellaneous properties (see Item 2 - Properties). The investment portfolio also includes two mortgage loans secured by an office building and an apartment complex.

  Currently, the registrant intends to concentrate its portfolio in retail and apartment properties while investments in office buildings will be de-emphasized. Although not presently seeking new mortgage investments, the registrant intends to hold its remaining two mortgage investments as long term investments.

  The registrant's office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located. In most areas where the registrant's office buildings are located, there has been extensive new office building construction and competition for tenants has been and continues to be intense on the basis of rent, location and age of the building. High vacancy rates in the cities in which the registrant has properties continue to negatively impact the registrant's occupancy rates and its ability to raise rental rates. All of the registrant's shopping malls compete for tenants on the basis of the rent charged and location, and encounter competition from other retail properties in their respective market areas, and some of the registrant's shopping malls compete with other shopping malls in the environs. However, the principal competition for the registrant's shopping malls may come from future shopping malls locating in their market areas. In four markets in which the registrant competes, overbuilding of retail projects has caused occupancy levels to be negatively impacted. Additionally, the overall economic health of retail tenants impacts the registrant's shopping malls. The registrant's apartment complexes compete with other apartments and residential housing in the immediate areas in which they are located and may compete with apartments and residential housing constructed in the same areas in the future. The registrant's parking facilities compete with other parking facilities in the immediate areas in which they are located and may compete with new parking facilities constructed in the same areas in the future. Additionally, the registrant's mortgage investments are collateralized by an office building and an apartment complex. Risks inherent with the registrant's portfolio are applicable to the collateral securing the mortgage investments. These risks may impair the realizability of the mortgage investments.

  The registrant also experiences considerable competition when attempting to acquire equity interests in desirable real estate at operating yields below the registrant's cost of funds. The competition is provided by other real estate investment trusts, insurance companies, private pension plans and private developers.

  Additionally, the opportunities for mortgage and public debt financing have increased from the prior year, although available financing requires restrictive covenants and conservative loan-to-value ratios. Moreover, the increase in publicly traded real estate investment trusts during 1993 may affect the registrant's competitive position in the public capital markets.

  The Federal Government and a number of states have adopted environmental, handicapped facilities and energy laws and regulations relative to the develop-ment and use of real estate. Such laws and regulations may operate to reduce the number and attractiveness of investment opportunities available to the registrant. The registrant has reviewed the properties which it owns or in which it has a leasehold interest to determine the extent and amount of capital expenditures to comply with the requirements for handicapped facilities. While the registrant is and will continue to make modifications to the properties which it owns, the amount is not expected to be material. The registrant is not aware of any other requirements to make capital expenditures to comply with such laws and regulations. Other effects upon the registrant's investments of the application of such laws and regulations cannot be predicted.

  The number of persons employed by the registrant is 34.

ITEM 2.  PROPERTIES
- ------   ----------
 The following table sets forth certain information relating to the registrant's investments at December 31, 1993:




                                                                     Square                Year         Total
                                               Date of    Ownership  feet(1)  Occupancy  construction    Cost
Direct equity investments    Location        acquisition  percentage  (000)     rate(2)  completed       (000)
- -------------------------    --------        -----------  ---------- -------  --------- -----------   -----------
Shopping Malls:
  Eastern
 ----------
Middletown                  Fairmont, WV       12/03/70      50 %      471        88 %     1970         $  6,446
Wyoming Valley              Wilkes-Barre, PA    6/12/72      50        909        97       1972           12,172
Mountaineer                 Morgantown, WV      1/29/78     100        656(5)     64(5)    1975           32,393
Fingerlakes                 Auburn, NY          9/28/81     100        403        84       1980           26,044
Fairgrounds Square          Reading, PA         9/30/81     100        528(6)     97       1980           29,720
Wilkes                      Wilkesboro, NC      5/04/83     100        359        69       1982           18,685
                                                                                                         -------
                                                                                                         125,460
                                                                                                         -------
  Midwestern
 ------------
North Valley                Denver, CO         12/03/69     100        452        66       1967           11,236
Crossroads                  St. Cloud, MN       1/01/72     100        743(8)     99       1966           22,138
Two Rivers                  Clarksville, TN     9/26/75     100        233        73       1968            7,975
Crossroads                  Fort Dodge, IA      4/22/77     100        425(10)    85       1967           11,137
Westgate Towne Centre       Abilene, TX         4/22/77     100        386(11)    36(12)   1962            9,826
Kandi                       Willmar, MN         3/12/79     100        448        83       1973           18,648
                                                                                                         -------
                                                                                                          80,960
                                                                                                         -------

  Western
 ---------
Valley North                Wenatchee, WA       8/30/73     100        170        97       1966            4,203
Mall 205                    Portland, OR        3/01/75     100        434(13)    96       1970           13,700
Plaza 205                   Portland, OR        4/26/78     100        167       100       1970            4,123
Peach Tree                  Marysville, CA     12/19/79     100        435        51(14)   1972           13,920
Valley                      Yakima, WA          5/01/80     100        418(15)    91       1972           11,791
                                                                                                         -------
                                                                                                          47,737
                                                                                                         -------
                                                                                                         254,157
                                                                                                         -------
 Apartments:
  Midwestern
 ------------
Somerset Lakes              Indianapolis, IN   11/10/88     100      360 units    93       1975           19,950
Meadows of Catalpa          Dayton, OH          7/11/89     100      323 units    94       1972           10,056
                                                                                                         -------
                                                                                                          30,006
                                                                                                         -------


  Southern
 ----------
Briarwood                   Fayetteville, NC    6/30/91     100      273 units    97       1968-70         7,606
Woodfield Gardens           Charlotte, NC       6/30/91     100      132 units    89       1974            3,613
Windgate Place              Charlotte, NC       6/30/91     100      196 units    90       1974-78         5,785
Walden Village              Atlanta, GA         6/01/92     100      380 units    91       1973           12,886
                                                                                                         -------
                                                                                                          29,890
                                                                                                         -------
                                                                                                         $59,896
                                                                                                         -------
                                                      5






















                                            Mortgage Loans
                        -----------------------------------------------------------
                                         Balance   Principal
                          Original         at      repayment
Direct equity             balance(s)    12/31/93    for 1994    Interest   Year of
investments                 (000)         (000)       (000)       rate     maturity
- ---------------           ----------    --------    --------    --------   --------
Shopping Malls:
  Eastern
 ---------
Middletown                 $ 2,950      $ 1,095      $  187      8.25%      1998
Wyoming Valley               8,509(3)     4,266(4)      492(4)    ---(4)     ---(4)
Mountaineer                  9,847        5,891         594      9.10       2002
Fingerlakes                    ---          ---         ---       ---        ---
Fairgrounds Square             ---          ---(7)      ---       ---        ---
Wilkes                         ---          ---         ---       ---        ---
                            -------      -------      ------
                            21,306       11,252       1,273
                            -------      -------      ------



  Midwestern
 ------------
North Valley               $ 2,037      $   736        $123      7.75%      1999
Crossroads                  35,000(3)    34,907         589       ---(9)    2003(9)
Two Rivers                     ---          ---         ---       ---        ---
Crossroads                     ---          ---         ---       ---        ---
Westgate Towne Centre          ---          ---         ---       ---        ---
Kandi                          ---          ---         ---       ---        ---
                           -------      -------      ------
                            37,037       35,643         712
                           -------      -------      ------
  Western
 ---------
Valley North                   ---          ---         ---       ---        ---
Mall 205                       ---          ---         ---       ---        ---
Plaza 205                    1,716          825         114      8.50%      1999
Peach Tree                     ---          ---         ---       ---        ---
Valley                       5,300        1,095         532      8.25       1995
                           -------      -------      ------
                             7,016        1,920         646
                           -------      -------      ------
                            65,359       48,815       2,631
                           -------      -------      ------
Apartments:
  Midwestern
 ------------
Somerset Lakes             $12,000(3)   $12,000      $  ---(16)  9.875      1995
Meadows of Catalpa           8,000(3)     7,927          64      8.75       2002
                           -------      -------      ------
                            20,000       19,927          64
                           -------      -------      ------
  Southern
 ----------
Briarwood                    2,542        2,233(17)       8(17)   ---(17)    ---(17)
Woodfield Gardens            1,074          960          53       8.875     2005
Windgate Place               1,794        1,627(18)      78(18)   ---(18)    ---(18)
Walden Village               3,342        2,924(19)     296(19)   ---(19)    ---(19)
                           -------      -------      ------
                             8,752        7,744         435
                           -------      -------      ------
                            28,752       27,671         499
                           -------      -------      ------


                                                            ITEM 2. PROPERTIES
                                                                    -Continued

                                                                     Square                Year        Total
                                               Date of    Ownership  feet(1)  Occupancy construction   cost
Direct equity investments    Location        acquisition  percentage  (000)     rate(2)  completed     (000)
- -------------------------    --------        -----------  ---------- -------  --------- -----------   -------
Office Buildings:
  Midwestern
- ----------------
55 Public Square            Cleveland, OH       1/15/63     100%       397         88%     1959       $28,896
Circle Tower                Indianapolis, IN   10/16/74     100        103         74      1930         3,712
Rockwell Avenue             Cleveland, OH       4/30/79     100        237         64      1916        12,451
300 Sixth Avenue            Pittsburgh, PA      5/01/79     100        226         74      1906         7,955
Ninth Street Plaza          Cleveland, OH      10/11/85     100        147         63      1981         7,072
                                                                                                      -------
                                                                                                       60,086
  Southern                                                                                            -------
 ----------
Henry C. Beck               Shreveport, LA      8/30/74     100        185         82      1958         7,161
Landmark Towers             Oklahoma City, OK  10/01/77     100        259         73      1967-71     14,086
                                                                                                      -------
                                                                                                       21,247
                                                                                                      -------
                                                                                                       81,333
Other:                                                                                                -------

Land-Huntington Bldg.       Cleveland, OH      10/25/61     100(21)    ---         --       ---         4,501
Parking Garage              Cleveland, OH      12/31/75     100      1,100 spcs.   --      1969         6,887
Parking Facility            Cleveland, OH       9/19/77     100        300 spcs.   --       ---         2,286
                                                                                                      -------
                                                                                                       13,674
                                                                                                      -------
                                                                                                     $409,060
                                                                                                     ========

                                                                      Mortgage Loans
                                        ------------------------------------------------------------------------
                                                     Balance      Principal
                                         Original      at         repayment
                                         balance(s)  12/31/93      for 1994    Interest      Year of
Direct equity investments                 (000)       (000)         (000)        rate        maturity
- -------------------------               ---------   ---------     --------     --------      --------
Office Buildings:
  Midwestern
- -----------------
55 Public Square                             ---         ---           ---          ---          ---
Circle Tower                                 ---         ---           ---          ---          ---
Rockwell Avenue                              ---         ---           ---          ---          ---
300 Sixth Avenue                          $ 1,003(20) $  972(20)      $  3(20)     10.0 %       2031
Ninth Street Plaza                           ---         ---           ---          ---          ---
                                           ------      -----        ------
                                            1,003        972             3
  Southern                                 ------      -----        ------
 ----------
Henry C. Beck                                ---         ---           ---          ---          ---
Landmark Towers                             2,909      1,337           239          8.375       1998
                                           ------      -----         -----
                                            2,909      1,337           239
                                          -------     ------         -----
                                            3,912      2,309           242
                                          -------     ------         -----
Other:

Land-Huntington Bldg.                        ---         ---           ---          ---          ---
Parking Garage                             9,300(3)    9,300           168         8.55         2014
Parking Facility                             ---         ---           ---          ---
                                          -------     ------         -----
                                            9,300      9,300           168
                                          -------     ------         -----
Total equity investments                 $107,323     88,095         3,540
                                         ========
Senior debt underlying wraparound
mortgage loan investments                              4,260           248
                                                     -------         -----
                                                     $92,355       $ 3,788
                                                     =======       =======

                                                            ITEM 2.  PROPERTIES
                                                                    - Continued
                                     NOTES

 (1) The square footage shown represents gross leasable area for shopping malls and net rentable area for office buildings. The apartments are shown as number of units. The parking garage and parking facility are shown as number of parking spaces.

 (2) Occupancy rates shown are as of December 31, 1993, and are based on the total square feet at each property, except apartments which are based on the number of units.

 (3) The registrant obtained mortgages on the following properties subsequent to acquisition: Wyoming Valley Mall in the amount of $259,000 in 1982; Somerset Lakes Apartments in the amount of $12,000,000 in 1990; Meadows of Catalpa Apartments in the amount of $8,000,000 in 1992; Crossroads Shopping Center (St. Cloud, MN) in the amount of $35,000,000 in 1993; and Huntington Parking Garage in the amount of $9,300,000 in 1993.

 (4) This property has two mortgages. Interest rates are 9.75% and 9.5%. The mortgages mature in 2000 and 2005, respectively. The 9.75% mortgage, in the principal amount of $4,084,000, has a principal repayment for 1994 of $482,000. The 9.5% mortgage, in the principal amount of $182,000, has a principal repayment for 1994 of $10,000.

 (5) The total mall contains 656,000 square feet; the registrant owns 598,000 square feet, the balance being ground leased to Giant Eagle Markets, Inc. The occupancy rate at December 31, 1993 is non-inclusive of Wal-Mart which opened in January 1994. Wal-Mart is currently occupying 126,390 square feet, which increased total mall occupancy to 81% in January 1994.

 (6) The total mall contains 528,000 square feet; the registrant owns 429,000 square feet, the balance being separately ground leased to Boscov Depart-ment Store, Inc.

 (7) This property serves as collateral for borrowings in excess of $30 million on the registrant's $60 million five-year term loan.

 (8) The total mall contains 743,000 square feet; the registrant owns 636,000 square feet, the balance being separately owned by Target Stores.

 (9) The mortgage has a variable interest rate which was 5.63% at December 31, 1993. The interest is tied to LIBOR with a maximum rate of 9.5%.
     At maturity in 2003, a lump sum payment will be due of approximately $25,682,000.

(10) The total mall contains 425,000 square feet; the registrant owns 328,000 square feet, the balance being separately owned by an unrelated third party with Sears, Roebuck and Co. as tenant.

(11) The total mall contains 386,000 square feet; the registrant owns 291,000 square feet, the balance being separately owned by Montgomery Ward & Co., Incorporated.

(12) Highly competitive market conditions have made leasing space difficult. The registrant continues to seek tenants and alternative retail strategies for this property.

                                                          ITEM 2.  PROPERTIES
                                                                  - Continued


(13) The total mall contains 434,000 square feet; the registrant owns 257,000 square feet, the balance being separately owned by Montgomery Ward Development Corporation.

(14) The property was inundated by a flood which occurred in February 1986. The mall was subsequently rebuilt and re-opened in November 1986. In May 1992, a 60,000 square foot supermarket opened. Additionally, a temporary tenant occupied approximately 70,000 square feet as of December 31, 1993. The Trust is pursuing a mixed use strategy for this former retailing facility.

(15) The total mall contains 418,000 square feet; the registrant owns 308,000 square feet, the balance being separately ground leased to Sears, Roebuck and Co.

(16) This mortgage is interest only until maturity in December 1995.

(17) This property has two mortgages. The interest rate on both mortgages is 10%. The mortgage in the principal amount of $8,000 fully amortizes through maturity in 1994. The mortgage in the principal amount of $2,225,000 is interest only and matures in 1998.

(18) This property has two mortgages. Interest rates are 8.875% and 9.375%. The mortgages mature in 2005 and 2007, respectively. The 8.875% mortgage, in the principal amount of $930,000, has a principal repayment for 1994 of $51,000. The 9.375% mortgage, in the principal amount of $697,000, has a principal repayment for 1994 of $27,000.

(19) This property has two mortgages. Interest rates are 8.50% and 9.25%, and both mature in 2000. The 8.50% mortgage, in the principal amount of $1,579,000, has a principal repayment for 1994 of $191,000. The 9.25% mortgage, in the principal amount of $1,345,000, has a principal repayment for 1994 of $105,000.

(20) Represents a long-term leasehold estate interest which was capitalized in accordance with Statement of Financial Accounting Standards No. 13.

(21) The registrant has ground leased the land until October 30, 2011, with seven 10-year renewal options.

                                                          ITEM 2.  PROPERTIES
                                                                  - Continued


  As of December 31, 1993, the registrant owned in fee its interests in Middletown Mall, Crossroads Center (St. Cloud, Minnesota), Wyoming Valley Mall, Mall 205, Crossroads Mall (Ft. Dodge, Iowa), Westgate Towne Centre, Mountaineer Mall, Plaza 205, Peach Tree Mall, Valley Mall, Fingerlakes Mall, Fairgrounds Square Mall, Wilkes Mall, 55 Public Square Building, Henry C. Beck Building, Landmark Towers, Ninth Street Plaza, Somerset Lakes Apartments, Meadows of Catalpa Apartments, Briarwood Apartments, Woodfield Gardens Apartments, Windgate Place Apartments, Walden Village Apartments, Land - Huntington Building, and the Parking Facility. The registrant holds a leasehold estate or estates, or a fee interest and one or more leasehold estates in North Valley Mall, Valley North Mall, Two Rivers Mall, Kandi Mall, Circle Tower Building, Rockwell Avenue Building, 300 Sixth Avenue Building and the Parking Garage.

                                                            ITEM 2.  PROPERTIES
                                                                     -Continued
RENTALS FROM NET LEASES

         The following table sets forth the rentals payable to the registrant for the year ended December 31, 1993, under net leases of the properties indicated:

                             Annual
      Property             Base Rent        Percentage Rents
      --------             ---------        ----------------
SHOPPING MALLS:
  EASTERN
  -------

Middletown                 $  682,000(2)    25% of gross receipts in excess
                                              of $1,502,146
Wyoming Valley              1,292,583(2)    First $8,000 of gross receipts
                                              in excess of $2,985,488 plus
                                              25% of gross receipts in
                                              excess of $2,993,488
Mountaineer (1)               705,000       45% of gross receipts in excess
                                              of $1,506,000
Fingerlakes (1)               968,000       40% of gross receipts in excess
                                              of $2,505,000
Fairgrounds Square (1)      2,850,000       55% of gross receipts in excess
                                              of $3,944,000
Wilkes (1)                    507,000       55% of gross receipts in excess
                                              of $931,000


  MIDWESTERN
  ----------

North Valley (1)                  ---       5% of gross receipts

Crossroads
(St. Cloud, Mn.) (1)        3,300,000       60% of gross receipts in excess
                                              of $4,868,000
Two Rivers (1)                125,000       20% of gross receipts in excess
                                              of $625,000
Crossroads
(Ft. Dodge, Iowa) (1)         736,000       55% of gross receipts in excess
                                              of $1,302,000
Westgate Towne Centre (1)         ---       10% of gross receipts (3)

Kandi (1)                     712,000       45% of gross receipts in excess
                                              of $1,631,000

 WESTERN
 -------

Valley North (1)              543,000       55% of gross receipts in excess
                                              of $976,000
Mall 205 (1)                1,232,000       55% of gross receipts in excess
                                              of $2,146,000
Plaza 205 (1)                 276,000       60% of gross receipts in excess
                                              of $463,000
Peach Tree (1)                292,000       45% of gross receipts in excess
                                              of $672,000
Valley (1)                    463,000       50% of gross receipts in excess
                                              of $898,000

                                            ITEM 2.  PROPERTIES
                                                     -Continued

                           Annual Base
 Property                  Rent             Percentage Rents
- -----------                -----------      ----------------
APARTMENTS:
  MIDWESTERN
  ----------

Somerset Lakes (1)         $  971,000       55% of gross receipts in excess
                                              of $1,744,000
Meadows of Catalpa (1)        900,000       35% of gross receipts in excess
                                              of $2,300,000

  SOUTHERN
  --------
Briarwood (1)                 335,000       35% of gross receipts in excess
                                              of $1,000,000
Woodfield Gardens (1)         100,000       20% of gross receipts in excess
                                              of $500,000
Windgate Place (1)            135,000       20% of gross receipts in excess
                                              of $700,000
Walden Village (1)            850,000       55% of gross receipts in excess
                                              of $1,545,000

OFFICE BUILDINGS:
  MIDWESTERN
  ----------
55 Public Square (1)        1,550,000       40% of gross receipts in excess
                                              of $3,400,000 (4)
Circle Tower (1)              189,000       25% of gross receipts in excess
                                              of $709,000
Rockwell Avenue (1)           157,000       35% of gross receipts in excess
                                              of $1,261,000 (5)
300 Sixth Avenue (1)              ---       25% of gross receipts

Ninth Street Plaza (1)        322,000       25% of gross receipts in excess
                                              of $1,288,000

  SOUTHERN
  --------
Henry C. Beck (1)             179,000       25% of gross receipts in excess
                                              of $784,000
Landmark Towers East (1)          ---       15% of gross receipts

Landmark Towers Center (1)     56,000       15% of gross receipts in excess
                                              of $408,000
Landmark Towers West (1)       56,000       15% of gross receipts in excess
                                              of $347,000
OTHER:
Land-Huntington Building      170,000       First $130,000 plus 50% of all
                                              additional rental, as defined,
                                              received by registrant as land-
                                              lord under a net lease of
                                              the building and improvements
                                              situated on the land

Parking Garage (1)            800,000       70% of gross receipts in excess
                                              of $1,168,000

Parking Facility (1)          217,000       70% of gross receipts in excess
                                              of $416,000

(1)   Leased to the Management Company.
(2)   Includes mortgage interest and principal amortization paid by lessee.
(3) An additional net lease for an 8,000 square foot office building adjacent to the mall, the Social Security Building, provides for a base rent of $17,000 and a percentage rent of 40% of gross receipts in excess of $46,000.
(4) An additional net lease for the 55 Public Square Building garage provides for a base rent of $281,000 and a percentage rent of 70% of gross receipts in excess of $537,000.
(5) An additional net lease for the Rockwell Avenue Building garage provides for a base rent of $316,000 and percentage rent of 70% of gross receipts in excess of $397,000.

ITEM 3.  LEGAL PROCEEDINGS.

    The Trust has pursued legal action agaist the State of California associated with the 1986 flood of Peach Tree Mall. In September 1991, the court ruled in favor of the Trust on the liability portion of this inverse condemnation suit, which the State of California appealed. The Trust is proceeding with its damage claim. No recognition of potential income has been made in the accompanying financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           MARKET PRICE AND DIVIDEND RECORD.

    "Market Price and Dividend Record" presented on the inside front cover of registrant's 1993 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

    "Selected Financial Data" presented on pages 18 and 19 of registrant's 1993 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    "Management's Discussion and Analysis of Financial Condition and
Results of Operations" presented on pages 30 through 31 of registrant's 1993 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS.

    The "Combined Balance Sheets" as of December 31, 1993 and 1992, and the "Combined Statements of Income, Combined Statements of Changes in Cash, Combined Statements of Shareholders' Equity" for the years ended December 31, 1993, 1992 and 1991, of the registrant, "Notes to Combined Financial Statements" and "Report of Independent Public Accountants" are presented on pages 20 through 29 of registrant's 1993 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE.

    None.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)  DIRECTORS.

              "Election of Trustees" presented on pages 1 through 4 of registrant's 1994 Proxy Statement is incorporated herein by reference.

         (b)  EXECUTIVE OFFICERS.

                                                                       PERIOD
                                      POSITIONS, OFFICES                 OF
       NAME             AGE         AND BUSINESS EXPERIENCE            SERVICE
- ------------------      ---     -------------------------------        -------
James C. Mastandrea     50      Chairman, President and Chief          1993 to
                                Chief Executive Officer since          date
                                January 1994 and President and
                                Chief Operating Officer from
                                July 1993 to December 1993.
                                President and Chief Executive
                                Officer of Triam Corporation,
                                Chicago, Illinois, an investment
                                adviser to various real estate
                                investment funds, from 1991 to 1993.
                                Chairman, President and Chief
                                Executive Officer of Midwest Development
                                Corporation, Buffalo Grove, Illinois
                                from 1978 to 1991.  Served in various
                                capacities in the field of commercial
                                and real estate lending from 1971
                                to 1978, including Vice President of
                                Continental Bank, Chicago, Illinois,
                                and with Mellon Bank, Pittsburgh,
                                Pennsylvania

Gregory D. Bruhn        46      Executive Vice President and Chief
                                Financial Officer since March 1994.
                                Executive Vice President, Real Estate,
                                Bank of America, Los Angeles, from
                                April 1992 to February 1994. Executive
                                Vice President, Real Estate, Security
                                Pacific National Bank, Los Angeles,
                                from July 1991 to April 1992. Executive
                                Vice President, Real Estate, Union Bank,
                                Los Angeles, from 1989 to 1991. Senior
                                Vice President, Real Estate, Union Bank,
                                Los Angeles, from 1987 to 1989. Vice
                                President, Real Estate, Continental Bank,
                                Chicago, from 1977 to 1987; and various
                                capacities involving real estate from
                                1971 to 1977.

Paul F. Levin           47      Vice President, General Counsel        1989 to
                                and Secretary since May 1989.          date
                                Principal of Schwarzwald, Robiner,
                                Rock & Levin, a Legal Professional
                                Association, from 1981 to 1989.
                                Associate of Gaines, Stern,
                                Schwarzwald & Robiner Co., L.P.A.
                                from 1979 to 1980. Assistant Director
                                of Law, City of Cleveland, Ohio,
                                from 1975 to 1978.

John J. Dee             42      Senior Vice President and Con-         1978 to
                                troller since July 1992. Vice          date
                                President and Controller from
                                December 1986 to July 1992,
                                Controller from April 1981 to
                                December 1986, Assistant
                                Controller from December 1979
                                to April 1981, Accounting Manager
                                from August 1978 to December 1979.

         The above-named executive officers of the registrant hold office at the pleasure of the Trustees of the registrant, and until their successors are chosen and qualified.

ITEM 11.  EXECUTIVE COMPENSATION.

         "Compensation of Trustees" and "Executive Compensation", presented on page 4 and pages 7 through 10, respectively, of registrant's 1994 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         "Security Ownership of Trustees, Officers and Others" presented on page 6 of registrant's 1994 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

         (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

              (1)  FINANCIAL STATEMENTS:

                   Combined Balance Sheets - December 31, 1993 and 1992 (incorporated by reference to page 20 of registrant's 1993 Annual Report to Shareholders).

                   Combined Statements of Income - For the Years Ended December 31, 1993, 1992 and 1991 (incorporated by reference to page 21 of registrant's 1993 Annual Report to Shareholders).

                   Combined Statements of Changes in Cash - For the Years Ended December 31, 1993, 1992 and 1991 (incorporated by reference to page 22 of registrant's 1993 Annual Report to Shareholders).

                   Combined Statements of Shareholders' Equity - For the Years Ended December 31, 1993, 1992 and 1991 (incorporated by reference to page 23 of registrant's 1993 Annual Report to Shareholders).

              Notes to Combined Financial Statements (incorporated by reference to pages 24 through 28 of registrant's 1993 Annual Report to Shareholders).

              Report of Independent Public Accountants (incorporated by reference to page 29 of registrant's 1993 Annual Report to Shareholders).

       (2)    FINANCIAL STATEMENT SCHEDULES:

              Report of Independent Public Accountants on Financial Statement Schedules.

              SCHEDULE IX - Short-Term Borrowings.

              SCHEDULE XI - Real Estate and Accumulated Depreciation.

              SCHEDULE XII - Mortgage Loans on Real Estate.

              All Schedules, other than IX, XI and XII, are omitted, as the information is not required or is otherwise furnished.

 (b)   EXHIBITS.

              Exhibit (10)(a) - Share Purchase Agreement dated as of December 31, 1983 between registrant and First Union Management, Inc., (incorporated by reference to Registration Statement No. 2-88719).

              Exhibit (10)(b) - First Amendment to Share Purchase Agreement dated as of December 10, 1985 between registrant and First Union Management, Inc., (incorporated by reference to Registration Statement No. 33-2818).

              Exhibit (10)(c) - Second Amendment to Share Purchase Agreement dated as of December 9, 1986 between registrant and First Union Management, Inc., (incorporated by reference to Registration Statement No. 33-11524).

              Exhibit (10)(d) - Third Amendment to Share Purchase Agreement dated as of December 2, 1987 between registrant and First Union Management, Inc., (incorporated by reference to Registration Statement No. 33-19812).

              Exhibit (10)(e) - Fourth Amendment to Share Purchase Agreement dated as of December 7, 1988, between registrant and First Union Management, Inc., (incorporated by reference to Registration Statement No. 33-26758).

              Exhibit (10)(f) - Fifth Amendment to Share Purchase Agreement dated as of November 29, 1989, between registrant and First Union Management, Inc., (incorporated by reference to Registration Statement No. 33-33279).

              Exhibit (10)(g) - Sixth Amendment to Share Purchase Agreement dated as of November 28, 1990, between registrant and First Union Management, Inc., (incorporated by reference to Registration Statement No. 33-38754).

              Exhibit (10)(h) - Seventh Amendment to Share Purchase Agreement dated as of November 27, 1991, between registrant and First Union Management, Inc., (incorporated by reference to Registration Statement No. 33-45355).

              Exhibit (10)(i) - Eighth Amendment to Share Purchase Agreement dated as of November 30, 1992, between registrant and First Union Management, Inc., (incorporated by reference to Registration Statement No. 33-57756).

              Exhibit (11) - Statements Re: Computation of Per Share
                             Earnings.

              Exhibit (12) - Statements Re: Computation of Ratios.

              Exhibit (13) - 1993 Annual Report to Shareholders.

              Exhibit (23) - Consent of Independent Public Accountants.

              Exhibit (24) - Powers of Attorney.

    (c)  REPORTS ON FORM 8-K.

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST UNION REAL ESTATE EQUITY AND
                                       MORTGAGE INVESTMENTS



                                       By: /S/James C. Mastandrea
                                           _____________________________
                                           James C. Mastandrea, Chairman,
                                           President and Chief Executive
                                           Officer


March 21, 1994


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                      TITLE                        DATE

Principal Executive Officer       Chairman, President           March 21, 1994
                                    and Chief Executive
                                    Officer
/S/James C. Mastandrea
________________________
James C. Mastandrea




Principal Financial Officer       Executive Vice-               March 21, 1994
                                    President and Chief
                                    Financial Officer
/S/Gregory D. Bruhn
________________________
Gregory D. Bruhn




Principal Financial and           Senior Vice President-        March 21, 1994
  Accounting Officer                Controller

/S/John J. Dee
________________________
John J. Dee

TRUSTEES:                                                   )       DATE
                                                             )
*Otes Bennett, Jr.                                            )
                                                              )
*William E. Conway                                            )
                                                              )
*Allen H. Ford                                                )
                                                              )
*Russell R. Gifford                                           )
                                                              ) March 21, 1994
*James C. Mastandrea                                          )
                                                              )
                                                              )
                                                              )
                                                              )
*By: /S/Paul F. Levin                                         )
     _________________________________                       )
     Paul F. Levin, Attorney-in-fact                        )

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULES



To First Union Real Estate Equity
 and Mortgage Investments:


         We have audited in accordance with generally accepted auditing standards, the combined financial statements included in the registrant's 1993 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 1994. Our audit was made for the purpose of forming an opinion on those combined statements taken as a whole. The schedules listed under Item 14(a)(2) on page 15 are the responsibility of management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic combined financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.



                                                           ARTHUR ANDERSEN & CO.




Cleveland, Ohio,
February 1, 1994.

                                                                SCHEDULE IX
                                                                -----------


                                                     SHORT-TERM BORROWINGS
                                                     ---------------------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES)

                                                            Weighted           Maximum             Average             Weighted
                                                            average            amount              amount               average
                                                            interest         outstanding         outstanding         interest rate
Category of aggregate                    Balance at         rate at          during the          during the           during the
 short-term borrowings                   period end        period end          period            period (1)           period (2)
- ----------------------                   ----------        ----------        -----------         -----------         -------------
Year Ended December 31, 1993
- ----------------------------
  Bank loans                             $ 60,000(3)         4.18%           $71,035             $55,179               3.91%


Year Ended December 31, 1992
- ----------------------------
  Bank loans                             $ 67,000            4.06%           $80,000             $70,798               4.49%


Year Ended December 31, 1991
- ----------------------------
  Bank loans                             $ 80,000            5.12%           $80,000             $74,574               6.45%
- --------------

(1)  Average borrowings were computed by dividing the borrowed amounts, which were weighted on the basis of the number of days outstanding, by the number of calendar days in each of the respective years.

(2)  Weighted average interest rate was computed by dividing short-term interest expense by average borrowings outstanding, without consideration of commitment fees or compensating balances.

(3)  As of December 31, 1993, the registrant's $60 million revolving credit agreement was converted to a five year loan,  requiring a 20% reduction on the last day of the following five years.  The registrant's $20 million revolving credit agreement terminates in July 1996 and, as of December 31, 1993, there were no amounts borrowed under this agreement.


                                                                    SCHEDULE XI
                                                                    -----------

                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                          ----------------------------------------
                                   AS OF DECEMBER 31, 1993
                                   -----------------------
                                      (IN THOUSANDS)

                                                                             Cost
                                                                          capitalized
                                                                           subsequent         Gross amount at which
                                                      Intitial cost to         to              carried at close of
                                                         registrant        acquisition               period
                                                   ---------------------   -----------   -------------------------------
                                                             Buildings                               Buildings
                                         Encum-                 and          Land and                  and
         Description                     brances    Land    Improvements   Improvements     Land    Improvements        Total
- ----------------------------------       -------   ------   ------------   ------------    ------  ---------------    -------
Shopping Malls:

  EASTERN
  -------

  Middletown, Fairmont, WV  (A)          $  1,095   $   250    $  5,591     $   605          $   250      $  6,196      $  6,446
  Wyoming Valley, Wilkes-Barre, PA (A)      4,266       544      10,997         631              525        11,647        12,172
  Mountaineer, Morgantown, WV               5,891     1,450      12,693      18,250            1,615        30,778        32,393
  Fingerlakes, Auburn, NY                      --     1,300      23,698       1,046            1,370        24,674        26,044
  Fairgrounds Square, Reading, PA              --     2,400      22,635       4,685            2,369        27,351        29,720
  Wilkes, Wilkesboro, NC                       --     1,168      13,891       3,626            1,168        17,517        18,685
                                          -------   -------    --------     -------          -------      --------      --------
                                           11,252     7,112      89,505      28,843            7,297       118,163       125,460
                                          -------   -------    --------     -------          -------      --------      --------
  MIDWESTERN
  ----------

  North Valley, Denver, CO                    736        --       7,666       3,570               --        11,236        11,236
  Crossroads, St. Cloud, MN                34,907     1,680       8,303      12,155            2,548        19,590        22,138
  Two Rivers, Clarksville, TN                  --        --       3,206       4,769               --         7,975         7,975
  Crossroads, Ft. Dodge, IA                    --     1,151       2,792       7,194            1,151         9,986        11,137
  Westgate Towne Centre, Abilene, TX           --     1,425       3,050       5,351            1,485         8,341         9,826
  Kandi, Willmar, MN                           --       --        5,035      13,613               --        18,648        18,648
                                          -------   -------    --------     -------          -------      --------      --------
                                           35,643     4,256      30,052      46,652            5,184        75,776        80,960
                                          -------   -------    --------     -------          -------      --------      --------
  WESTERN
  --------

  Valley North, Wenatchee, WA                  --       405       2,916         882              406         3,797         4,203
  Mall 205, Portland, OR                       --     1,228       6,140       6,332            1,228        12,472        13,700
  Plaza 205, Portland, OR                     825        --       1,677       2,446              695         3,428         4,123
  Peach Tree, Marysville, CA                   --       985       3,622       9,313              985        12,935        13,920
  Valley, Yakima, WA                        1,095        --       8,731       3,060              623        11,168        11,791
                                          -------   -------     --------    -------          -------      --------      --------
                                            1,920     2,618      23,086      22,033            3,937        43,800        47,737
                                          -------   -------    --------     -------          -------      --------      --------
                                          $48,815   $13,986    $142,643     $97,528          $16,418      $237,739      $254,157
                                          -------   -------    --------     -------          -------      --------      --------



                                          Accumu-     Year
                                           lated    Construc-
                                          Depreci-    tion          Date
          Description                      ation    Completed     Acquired      Life
- -----------------------------------       -------   ---------   ------------   ------
Shopping Malls:

  EASTERN
  -------

  Middletown, Fairmont, WV  (A)           $ 2,855     1970       12-03-70        50
  Wyoming Valley, Wilkes-Barre, PA (A)      5,131     1972       06-12-72        49
  Mountaineer, Morgantown, WV               6,012     1975       01-29-78        60
  Fingerlakes, Auburn, NY                   6,244     1980       09-28-81        50
  Fairgrounds Square, Reading, PA           6,039     1980       09-30-81        57
  Wilkes, Wilkesboro, NC                    3,728     1982       05-04-83        50
                                          -------
                                           30,009
                                          -------
                                                  21
















                                         Accumu-     Year
                                           lated    Construc-
                                          Depreci-    tion          Date
          Description                      ation    Completed     Acquired      Life
- -----------------------------------       -------   ---------   ------------   ------
Shopping Malls:

 MIDWESTERN
  ----------

  North Valley, Denver, CO                $ 3,851     1967       12-03-69        60
  Crossroads, St. Cloud, MN                 5,841     1966       01-01-72        64
  Two Rivers, Clarksville, TN               2,006     1968       09-26-75        50
  Crossroads, Ft. Dodge, IA                 3,007     1967       04-22-77        57
  Westgate Towne Centre, Abilene, TX        2,074     1962       04-22-77        60
  Kandi, Willmar, MN                        4,677     1973       03-12-79        55
                                          -------
                                           21,456
                                          -------
  WESTERN
  --------

  Valley North, Wenatchee, WA               1,920     1966       08-30-73        40
  Mall 205, Portland, OR                    4,240     1970       03-01-75        59
  Plaza 205, Portland, OR                   1,110     1970       04-26-78        47
  Peach Tree, Marysville, CA                3,017     1972       12-19-79        50
  Valley, Yakima, WA                        2,728     1972       05-01-80        54
                                          -------
                                           13,015
                                          -------
                                          $64,480
                                          -------

                                                                             Cost
                                                                          capitalized
                                                                           subsequent         Gross amount at which
                                                      Intitial cost to         to              carried at close of
                                                         registrant        acquisition               period
                                                   ---------------------   -----------   -------------------------------
                                                            Buildings
                                         Encum-                and         Land and                  Building and
         Description                     brances    Land   Improvements  Improvements       Land     Improvements      Total
- ----------------------------------       -------   ------  ------------  ------------      ------    -----------      --------
Apartments:
  MIDWESTERN
  ----------
  Somerset Lakes, Indianapolis, IN       $12,000   $ 2,172    $ 16,400     $ 1,378          $ 2,172      $ 17,778      $ 19,950
  Meadows of Catalpa, Dayton, OH           7,927     1,270       7,955         831            1,270         8,786        10,056
                                         -------   -------    --------     -------          -------      --------      --------
                                          19,927     3,442      24,355       2,209            3,442        26,564        30,006
                                         -------   -------    --------     -------          -------      --------      --------
  SOUTHERN
  --------
  Briarwood, Fayetteville, NC              2,233       495       6,614         497              495         7,111         7,606
  Woodfield Gardens, Charlotte, NC           960       171       3,087         355              171         3,442         3,613
  Windgate Place, Charlotte, NC            1,627       353       4,818         614              353         5,432         5,785
  Walden Village, Atlanta, GA              2,924     2,768       9,288         830            2,768        10,118        12,886
                                         -------   -------    --------     -------          -------      --------      --------
                                           7,744     3,787      23,807       2,296            3,787        26,103        29,890
                                         -------   -------    --------     -------          -------      --------      --------
                                          27,671     7,229      48,162       4,505            7,229        52,667        59,896
                                         -------   -------    --------     -------          -------      --------      --------
Office Buildings:
  MIDWESTERN
  ----------
  55 Public Square, Cleveland OH              --     2,500      19,055       7,341            2,500        26,396        28,896
  Circle Tower, Indianapolis, IN              --       270       1,609       1,833              270         3,442         3,712
  Rockwell Avenue, Cleveland, OH              --     1,964       6,160       4,327            1,969        10,482        12,451
  300 Sixth Avenue, Pittsburgh, PA           972(B)    144       2,667       5,144              144         7,811         7,955
  Ninth Street Plaza, Cleveland, OH           --       710       5,718         644              710         6,362         7,072
                                         -------   -------    --------     -------          -------      --------      --------
                                             972     5,588      35,209      19,289            5,593        54,493        60,086
                                         -------   -------    --------     -------          -------      --------      --------

  Southern
  --------
  Henry C. Beck, Shreveport, LA               --       717       3,906       2,538              717         6,444         7,161
  Landmark Towers, Oklahoma City, OK       1,337     1,940       7,234       4,912            1,940        12,146        14,086
                                         -------   -------    --------     -------          -------      --------      --------
                                           1,337     2,657      11,140       7,450            2,657        18,590        21,247
                                         -------   -------    --------     -------          -------      --------      --------
                                           2,309     8,245      46,349      26,739            8,250        73,083        81,333
                                         -------   -------    --------     -------          -------      --------      --------
Other:
  Land-Huntington Bldg., Cleveland, OH        --     4,501          --          --            4,501            --         4,501
  Parking Garage, Cleveland, OH            9,300     1,600       4,407         880            1,600         5,287         6,887
  Parking Facility, Cleveland, OH             --     2,030          --         256            2,286            --         2,286
                                         -------   -------    --------     -------          -------      --------      --------
                                           9,300     8,131       4,407       1,136            8,387         5,287        13,674
                                         -------   -------    --------     -------          -------      --------      --------
     Totals, December 31, 1993           $88,095   $37,591    $241,561    $129,908         $ 40,284      $368,776      $409,060(C)
                                         =======   =======    ========     =======          =======      ========      ========

                                                  Accumu-          Year
                                                   lated         construc-
                                                  depreci-         tion                  Date
                                                   ation         completed            Acquired            Life
                                                 ---------       ---------            --------             ----
Apartments:
  MIDWESTERN
  ----------
  Somerset Lakes, Indianapolis, IN                 $2,434            1975              11-10-88             40
  Meadows of Catalpa, Dayton, OH                    1,163            1972              07-11-89             40
                                                   ------
                                                    3,597
  SOUTHERN                                         ------
  --------
  Briarwood, Fayetteville, NC                         499            1968-70           06-30-91             40
  Woodfield Gardens, Charlotte, NC                    263            1974              06-30-91             40
  Windgate Place, Charlotte, NC                       455            1974-78           06-30-91             40
  Walden Village, Atlanta, GA                         424            1973              06-01-92             40
                                                   ------
                                                    1,641
                                                   ------
                                                    5,238
                                                   ------
                                                              22


                                          Accumu-        Year
                                           lated       construc-
                                          depreci-        tion          Date
                                           ation        completed     Acquired        Life
                                         ----------   ------------   ----------     ---------
Office Buildings:
  MIDWESTERN
  ----------
  55 Public Square, Cleveland, Ohio          14,188        1959        01-15-63        63
  Circle Tower, Indianapolis, IN              1,589        1930        10-16-74        40
  Rockwell Avenue, Cleveland, OH              4,060        1916        04-30-79        40
  300 Sixth Avenue, Pittsburgh, PA            2,463        1906        05-01-79        52
  Ninth Street Plaza, Cleveland, OH           1,190        1981        10-11-85        50
                                           --------
                                             23,490
                                           --------

  SOUTHERN
  --------
  Henry C. Beck, Shreveport, LA               2,613        1958        08-30-74        51
  Landmark Towers, Oklahoma City, OK          3,777        1967-71     10-01-77        60
                                           --------
                                              6,390
                                           --------
                                             29,880
                                           --------

Other:
  Land-Huntington Bldg., Cleveland, OH          ---        ---         10-25-61        ---
  Parking Garage, Cleveland, OH               1,989        1969        12-31-75        53
  Parking Facility, Cleveland, OH               237        ---         09-19-77        10
                                           --------
                                              2,226
                                           --------
    Totals, December 31, 1993              $101,824
                                           ========

(A) Registrant's ownership represents an undivided 50% interest.
(B) Represents long-term leasehold estate interest which has been capitalized in accordance with Statement of Financial Accounting Standards No. 13.
(C) Aggregate cost for federal tax purposes is $389,751,000.

                                                                    SCHEDULE XI
                                                                    -----------
                                                                    - Continued


   The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1993, 1992 and 1991:

                                                                        (In thousands)

                                                                     Years Ended December 31,
                                                             --------------------------------------------
                                                                1993              1992               1991
                                                             ----------        ----------         ----------
Asset reconciliation:
  Balance, beginning of period                               $397,493           $377,218           $357,035

  Additions during the period:
    Property acquisitions                                          67             12,080             15,538
    Improvements                                               11,974              9,013              5,227
    Equipment and Appliances                                      822              1,247                649

  Deductions during the period:
    Sales of real estate                                         ( 13)              (416)               ---
    Other - write-off of assets and
              certain fully depreciated
              tenant alterations                               (1,283)            (1,649)            (1,231)
                                                             --------           --------           --------
  Balance, end of period                                     $409,060           $397,493(A)        $377,218(A)
                                                             ========           ========           ========

Accumulated depreciation
 reconciliation:
  Balance, beginning of period                               $ 92,426           $ 83,801           $ 75,928

  Additions during the period:
    Depreciation                                               10,681             10,274              9,084

  Deductions during the period:
    Write-off of assets and
    certain fully depreciated
    tenant alterations                                         (1,283)            (1,649)            (1,211)
                                                             --------           --------           --------
  Balance, end of period                                     $101,824           $ 92,426(A)        $ 83,801(A)
                                                             ========           ========           ========

(A)     Certain amounts for 1992 and 1991 have been restated to conform with the presentation of 1993 balances.  At December
        31, 1993, 1992, and 1991, Building and Improvements included $9.5 million, $9.5 million and $9.3 million, respectively, of leasing costs.  Also included in Building and Improvements were equipment and appliances of $3.7 million, $2.9 million and $1.7 million at December 31, 1993, 1992 and 1991, respectively.

        Accumulated depreciation at December 31, 1993, 1992 and 1991 has also been restated for $4.1 million, $3.9 million and
        $3.7 million of depreciation for leasing costs.  Accumulated depreciation for equipment and appliances of $1.4 million,
        $1 million and $0.6 million for December 31, 1993, 1992 and 1991, respectively, was also included in accumulated depreciation.

                                                                 Schedule XII

                       MORTGAGE LOANS ON REAL ESTATE
                           AS OF DECEMBER 31, 1993
         (IN THOUSANDS, EXCEPT FOR PAYMENT TERMS AND FOOTNOTES)

                    Current
                   effective     Final                                             Face           Carrying
                  rate on net  maturity                                           amount of       amount of    Prior      Net
 Description      investment    date       Periodic payment terms                 mortgage        mortgage     liens    investment
- --------------    ----------   -------     -----------------------                ---------      ----------    ------   ----------
First Mortgage
  Loan:

  Secured by        10%      10-31-11     Interest calculated at stated            $11,387        $19,585      $ ---      $19,585
   office bldg.                           rate of 9.65%, with install-
   in Cleveland,                          ments of principal and interest
   Ohio                                   payable monthly through maturity;
                                          $13,013,000 due at maturity;
                                          prepayment without penalty sub-
                                          ject to certain conditions.

Wraparound Mortgage
  Loan:

  Secured by        14%      11-30-99     Monthly installments of interest         18,060          15,965     4,260        11,705
   garden                                 payable through November 1999;
   apartments                             difference between interest paid
   in Atlanta,                            and interest calculated at the
   Georgia                                stated rate of 10% will increase
                                          registrant's equity investment
                                          until January 1998; equity invest-
                                          ment and deferred interest total-
                                          ing $22,434,000 due at maturity;
                                          prepayment without penalty.
                                                                                   -------        -------    ------       -------
                                          Totals, December 31, 1993                $29,447        $35,550(A) $4,260       $31,290
                                                                                   =======        =======    ======       =======

(A) Aggregate cost for federal tax purposes is $39,973,000.

                                                                  Schedule XII
                                                                  ------------
                                                                   - Continued

The following is a reconciliation of the carrying amounts of the mortgage loans outstanding for the years ended December 31, 1993, 1992 and 1991:

                                                      (In thousands)
                                                   Years Ended December 31,
                                             ---------------------------------
                                                1993       1992         1991
                                             ---------------------------------
Balance, beginning of period                 $39,573       $61,903     $82,244

Additions during the period:
- ---------------------------

 Deferred interest on wrap-
  around mortgage loans, net:
    Secured by office building
    in Cleveland, Ohio                            --            --       1,240

    Secured by wraparound mortgages
    on garden apartments in
    Atlanta, Georgia                             401           387         539

    Secured by garden apartments
    in Charlotte and Fayetteville,
    North Carolina                                --            --         (75)

 Recognition of discount from senior
  mortgage loans purchased on wrap-
  around mortgage investments                     --            --          51

Deductions during the period:
- ----------------------------

 Collection of principal                      (4,424)      (11,326)     (7,007)

 Transfer from mortgage investments
  to investments in real estate
  resulting from:
    Foreclosure of three wraparound
    mortgages secured by garden apart-
    ments in Charlotte and Fayetteville,
    North Carolina                                --            --     (15,089)

    Deed in lieu of foreclosure of
    a wraparound mortgage secured
    by a garden apartment complex
    in Atlanta, Georgia                           --       (11,391)         --
                                             -------       -------     -------


Balance, end of period                       $35,550       $39,573     $61,903
                                             =======       =======     =======


                                           EXHIBIT INDEX
                                           -------------


                                 Exhibit                                               Page
                             ---------------                                           ----
Exhibit (10)(a) - Share Purchase Agreement dated as of December 31, 1983 between registrant and First Union Management, Inc., (incorporated by reference to Registration Statement No. 2-88719).................
                                                                                       ------

Exhibit (10)(b) - First Amendment to Share Purchase Agreement dated as of December 10, 1985 between registrant and First Union Management,
        Inc., (incorporated by reference to Registration Statement
        No. 33-2818)........................................................
                                                                                       ------

Exhibit (10)(c) - Second Amendment to Share Purchase Agreement dated as of December 9, 1986 between registrant and First Union Management,
        Inc., (incorporated by reference to Registration Statement
        No. 33-11524).......................................................
                                                                                       ------

Exhibit (10)(d) - Third Amendment to Share Purchase Agreement dated as of December 2, 1987 between registrant and First Union Management,
        Inc., (incorporated by reference to Registration Statement
        No. 33-19812).......................................................
                                                                                       ------

Exhibit (10)(e) - Fourth Amendment to Share Purchase Agreement dated as of December 7, 1988 between registrant and First Union Management,
        Inc., (incorporated by reference to Registration Statement
        No. 33-26758).......................................................
                                                                                       ------

Exhibit (10)(f) - Fifth Amendment to Share Purchase Agreement dated as of November 29, 1989 between registrant and First Union Management,
        Inc., (incorporated by reference to Registration Statement
        No. 33-33279).......................................................
                                                                                       ------

Exhibit (10)(g) - Sixth Amendment to Share Purchase Agreement dated as of November 28, 1990 between registrant and First Union Management,
        Inc., (incorporated by reference to Registration Statement
        No. 33-38754).......................................................
                                                                                       ------

Exhibit (10)(h) - Seventh Amendment to Share Purchase Agreement dated as of November 27, 1991 between registrant and First Union Management,
        Inc., (incorporated by reference to Registration Statement
        No. 33-45355).......................................................
                                                                                       ------

Exhibit (10)(i) - Eighth Amendment to Share Purchase Agreement dated as of November 30, 1992 between registrant and First Union Management,
        Inc., (incorporated by reference to Registration Statement
        No. 33-57756)......................................................
                                                                                       ------

Exhibit (11) - Statements Re: Computation of Per Share Earnings............               27
                                                                                       ------

Exhibit (12) - Statements Re: Computation of Ratios........................               28
                                                                                       ------

Exhibit (13) - 1993 Annual Report to Shareholders.........................               29
                                                                                       ------

Exhibit (23) - Consent of Independent Public Accountants..................               30
                                                                                       ------

Exhibit (24) - Powers of Attorney.........................................               31
                                                                                       ------