Form 10-Q
period 1994-03-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1994-05-16
CIK 37008

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _______________

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ________________


For Quarter Ended March 31, 1994   Commission File Number 1-6249
                  --------------                          ------
            First Union Real Estate Equity and Mortgage Investments
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                             34-6513657
- - --------------------------------                        ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

         Suite 1900, 55 Public Square
              Cleveland, Ohio                                   44113-1937
- - -----------------------------------------               ------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:      (216) 781-4030
                                                        ------------------------


________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      ____           ____
                     |    |         |    |
                Yes  | X  |    No   |    |
                     |____|         |____|

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     18,108,725 Shares of Beneficial Interest outstanding as of March 31, 1994
- - ------------------------------------------------------------------------------


________________________________________________________________________________
________________________________________________________________________________

              Total number of pages contained in this report:   8
                                                              -----

PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1.  Financial Statements.
- - -------  ---------------------
 The combined financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these combined financial statements be read in conjunction with the combined financial statements and the notes thereto included in the registrant's latest annual report on Form 10-K.

 The unaudited "Combined Balance Sheets" as of March 31, 1994 and December 31, 1993, and "Selected Financial Data, Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended March 31, 1994 and 1993, of the registrant, and "Notes to Combined Financial Statements," presented in the registrant's First Quarter Report, March 31, 1994, are incorporated herein by reference. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2.      Management's Discussion and Analysis of Financial Condition and
- - -------      ---------------------------------------------------------------
             Results of Operations.
             ----------------------
             Income from operations was $1.6 million, for the three months ended March 31, 1994 and $2.9 million for the three months ended March 31, 1993.

             Income from property operations, which is rents less operating expenses and real estate taxes, declined by $238,000 when comparing the first quarter of 1994 to the same period of 1993. This decrease was primarily attributed to increased maintenance expenses, weather related expenses from extreme winter conditions in 1994 and to the one time recognition, in 1993, of a real estate tax refund from an office building in Pittsburgh, PA.

             Short term investment interest increased when comparing the first quarter of 1994 to the same period of 1993 because of investments in short term securities averaging $35 million during the first quarter of 1994. During the first quarter of 1993, an average of approximately $3 million was invested in short term securities. Short term investments increased in 1994 due to First Union borrowing, then subsequently investing in short term securities, approximately $38 million under one of its lines of credit on December 31, 1993. This line of credit converted to a five year term loan based on the $60 million balance outstanding as of December 31, 1993.

             Mortgage interest expense increased when comparing the first quarter of 1994 to the same period of 1993. The increase was caused by the $35 million mortgage loan obtained in September 1993. The mortgage is secured by a shopping mall in St. Cloud, MN.

             Senior notes interest expense increased when comparing the three months ended March 31, 1994 and March 31, 1993. The increase was due to the issuance of $100 million of senior notes at a coupon rate of 8.875% on October 1, 1993. The proceeds were used primarily to repay $45 million of 8.375% senior notes and $37.6 million of 10.25% convertible debentures on November 1, 1993.

             General and administrative expenses increased during the first quarter of 1994 as compared to the first quarter of 1993 primarily because of the expensing of previously deferred costs related to possible acquisitions and increased professional fees resulting from the registrant's management and portfolio reorganization efforts.

             Net income was $1.6 million for the first quarter of 1994 and $4.4 million for the first quarter of 1993. Included in net income was a capital gain of $1.5 million in the first quarter of 1993 from a prior year installment sale. The final portion of this gain was recognized during 1993.

             Except as noted above, there has been no material change in the registrant's financial condition from December 31, 1993.

PART II - OTHER INFORMATION
- - ---------------------------
Item 1.  Legal Proceedings.
- - -------  ------------------
         None.

Item 2.  Changes in Securities.
- - -------  ----------------------
         None.

Item 3.  Defaults Upon Senior Securities.
- - -------  --------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
- - -------  ----------------------------------------------------
         The following matters were considered at the Annual Meeting of Shareholders held on April 12, 1994:


         1.           Election of Trustees
                      --------------------
     Name                          Total Votes              For              Against            Abstentions
     ----                          -----------              ---              -------            -----------
Kenneth K. Chalmers                14,590,364           14,068,499             ---                 521,865

William E. Conway                  14,590,364           14,071,606             ---                 518,759

Russell R. Gifford                 14,590,364           14,044,923             ---                 545,441

                         Continuing Term Trustees
                         ------------------------


       Name                                                             Expiration of Term
       ----                                                             ------------------
Stephen R. Hardis                                                              1995

E. Bradley Jones                                                               1995

James C. Mastandrea                                                            1995

Otes Bennett, Jr.                                                              1996

Allen H. Ford                                                                  1996

Daniel G. DeVos                                                                1996


          2.      1994 Long Term Incentive Performance Plan
                  -----------------------------------------

        Total Votes            For              Against            Abstentions
        -----------            ---              -------            -----------
        10,824,116          7,514,600          2,883,032             426,484


Item 5.  Other Information.
- - -------  ------------------
         None.

Item 6.  Exhibits and Reports on Form 8-K.
- - -------  ---------------------------------
     (a)    Exhibits:
            ---------
            Exhibit (11)  -  Statements Re: Computation of Per Share Earnings.

            Exhibit (20)  -  First Quarter Report, March 31, 1994.

     (b)    Reports on Form 8-K:
            --------------------
              None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              First Union Real Estate Equity and
                                                      Mortgage Investments
                                              ----------------------------------
                                                           (Registrant)



Date:  May 13, 1994                           By: /s/ Gregory D. Bruhn
      ---------------------                       ------------------------------
                                                  Gregory D. Bruhn, Executive
                                                  Vice President and Chief
                                                  Financial Officer



Date: May 13, 1994                            By: /s/ John J. Dee
      ---------------------                       ------------------------------
                                                  John J. Dee, Senior Vice
                                                  President-Controller
                                                  (Principal Accounting
                                                  Officer)

                               Index to Exhibits
                               -----------------


                                                                           Page
                                                                          Number
                                                                          ------
Exhibit (11)      - Statements Re: Computation of Per Share
                     Earnings ........................................       7

Exhibit (20)      - First Quarter Report, March 31, 1994 ...........         8