Form 10-Q
period 1994-06-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1994-08-15
CIK 37008

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               _______________

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               ________________


For Quarter Ended June 30, 1994   Commission File Number 1-6249
                  -------------                          ------
           First Union Real Estate Equity and Mortgage Investments
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                         34-6513657
- - -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

 Suite 1900, 55 Public Square
       Cleveland, Ohio                                    44113-1937
- - -------------------------------                      -------------------
  (Address of principal                                  (Zip Code)
    executive offices)

Registrant's telephone number, including area code:      (216) 781-4030
                                                     --------------------
________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes   [x]     No   [ ]

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   18,103,725 Shares of Beneficial Interest outstanding as of June 30, 1994
- - --------------------------------------------------------------------------------

================================================================================
             Total number of pages contained in this report:   8
                                                              ---

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

         The unaudited "Combined Balance Sheets" as of June 30, 1994 and December 31, 1993, and "Selected Financial Data, Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended June 30, 1994 and 1993, of the registrant, and "Notes to Combined Financial Statements," presented in the registrant's Second Quarter Report, June 30, 1994, are incorporated herein by reference. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2.      Management's Discussion and Analysis of Financial Condition and
- - -------      ---------------------------------------------------------------
             Results of Operations.
             ----------------------
        Income from operations was $1.7 million and $2.9 million for the three months ended June 30, 1994 and 1993, respectively, and $3.3 million and $5.7 million for the six months ended June 30, 1994 and 1993, respectively.

        Income from property operations, which is rents less operating expenses and real estate taxes, was consistent when comparing the second quarters of 1994 and 1993 and declined by $195,000 when comparing the first half of 1994 to that of 1993. This decrease is primarily attributed to the one time recognition, in 1993, of a real estate tax refund from an office building.

        Short term investment interest income increased when comparing the second quarter and first six months of 1994 to the same periods of 1993 because of investments in short term securities averaging $36 million during the first six months of 1994. In 1993 an average of $1.7 million was invested in short term securities. The large increase in short term investments in 1994 from 1993 was due to the registrant borrowing $38 million under one of its lines of credit on December 31, 1993 and the subsequent investing in short term securities. This line of credit converted to a five-year term loan based on the $60 million balance outstanding as of December 31, 1993.

        Mortgage interest expense increased when comparing the second quarter and first six months of 1994 to the same period of 1993. This increase was caused by the $35 million mortgage, secured by a shopping mall in St. Cloud, MN. This mortgage was obtained in September 1993.

        Senior notes interest expense increased when comparing the second quarter and first six months of 1994 as compared to the same periods of 1993. The increase was caused by the issuance of $100 million of senior notes on October 1, 1993. The proceeds were primarily used to repay $45 million of 8.375% senior notes and $37.6 million of 10.25% convertible debentures on November 1, 1993.

        General and administrative expenses increased when comparing the second quarter and six months of 1994 to the same periods of 1993. The increase in expenses resulted from increased professional fees from the registrant's management and portfolio reorganization efforts, and increased staff required to execute the registrant's new strategic plan.

        Net income was $1.7 million and $6.1 million for the second quarter of 1994 and 1993, respectively, and $3.3 million and $10.5 million for the six months of 1994 and 1993, respectively. Capital gains included in net income during the second quarter and six months of 1993 were $3.3 million and $4.8 million, respectively. The majority of capital gains for 1993 was the result of an installment sale of an office building in 1983.

        There has been no material change in the registrant's financial condition from December 31, 1993.


PART II - OTHER INFORMATION
- - ---------------------------
Item 1.  Legal Proceedings.
- - ------   -----------------
         None.

Item 2.  Changes in Securities.
- - ------   ---------------------
         None.

Item 3.  Defaults Upon Senior Securities.
- - ------   -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
- - ------   ---------------------------------------------------
         None.

Item 5.  Other Information.
- - ------   -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K.
- - ------   --------------------------------
        (a)    Exhibits:
               --------
               Exhibit (10) -  Employment Contracts

                              -Chairman, President and Chief Executive Officer

                              -Executive Vice President and Chief
                               Financial Officer

               Exhibit (11) -  Statements Re: Computation of Per Share Earnings.

               Exhibit (20) -  Second Quarter Report, June 30, 1994.

        (b)    Reports on Form 8-K:
               -------------------
               None.

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


                                        First Union Real Estate Equity and
                                                Mortgage Investments
                                        ----------------------------------
                                                    (Registrant)



Date: August 12, 1994                       By: /s/ Gregory D. Bruhn
      ----------------                          ---------------------------
                                                Gregory D. Bruhn, Executive
                                                Vice President and Chief
                                                Financial Officer



Date: August 12, 1994                       By: /s/ John J. Dee
      ----------------                          ---------------------------
                                                John J. Dee, Senior Vice
                                                President-Controller (Principal
                                                Accounting Officer)

                              Index to Exhibits
                              -----------------


                                                                           Page
                                                                          Number
                                                                          ------
Exhibit (10)      - Employment Contracts.............................       6
                        Chairman, President and Chief
                        Executive Officer

                        Executive Vice President and Chief
                        Financial Officer

Exhibit (11)      - Statements Re: Computation of Per Share
                    Earnings ........................................       7

Exhibit (20)      - Second Quarter Report, June 30, 1994 ............       8