Form 10-Q
period 1994-09-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1994-11-14
CIK 37008

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------


For Quarter Ended September 30, 1994               Commission File Number 1-6249
                  ------------------                                      ------

              First Union Real Estate Equity and Mortgage Investments
- - - --------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              Ohio                                               34-6513657
- - - -------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         Suite 1900, 55 Public Square
              Cleveland, Ohio                                       44113-1937
- - - ----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:               (216) 781-4030
                                                                  --------------

- - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

18,262,725 Shares of Beneficial Interest outstanding as of September 30, 1994
- - - -------------------------------------------------------------------------------

===============================================================================
              Total number of pages contained in this report:  7
                                                              ---

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

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

         The unaudited "Combined Balance Sheets" as of September 30, 1994 and December 31, 1993 and "Selected Financial Data, Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended September 30, 1994 and 1993, of the registrant, and "Notes to Combined Financial Statements," presented in the registrant's Third Quarter Report, September 30, 1994, are incorporated herein by reference. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In August 1994, the registrant acquired a 345-unit apartment complex in Durham, NC for $19 million in an all cash transaction. The $19 million had been invested in short term investments.

         In September 1994, the registrant contracted to sell on January 15, 1995 its 50% ownership interests in two malls located in Wilkes-Barre, PA and Fairmount, WV for $35.5 million. The contract provides for a $2 million payment in 1994, a $27.5 million payment to be received in January 1995 and a note of $6 million with an interest rate of 9% due in January of 1998. The proceeds will be net of $4.7 million of existing mortgages secured by the properties and results in a gain of $29.9 million given the registrant's basis of $10.3 million in the two properties. This transaction will be recorded by the registrant in January 1995. Proceeds of this transaction will be used for debt reduction, tenant alterations, capital improvements, and property acquisitions.

         Income from operations was $1.6 million and $2.9 million for the three months ended September 30, 1994 and 1993, respectively, and $4.9 million and $8.6 million for the nine months ended September 30, 1994 and 1993, respectively.

         Income from property operations, which is rents less operating expenses and real estate taxes, for properties in the portfolio for both the three and nine month periods of 1994 and 1993, decreased when comparing these periods. These decreases were primarily caused by the one time recognition in 1993 of a real estate tax refund from two office buildings. The apartment complex acquisition in August 1994 positively impacted income from property operations when comparing the three and nine month periods of 1994 to the same periods of 1993.

         Short term investment interest income increased when comparing the same periods of 1994 to that of 1993 because of investments in short term securities averaging approximately $31 million during the third quarter of 1994 and $35 million for the nine months ended September 30, 1994. In 1993, the registrant had an average of approximately $1 million invested in short term investments. The large increase in short term investments from 1994 to 1993 was due to the registrant borrowing $38 million under one of its lines of credit on December 31, 1993 and subsequently investing the funds in short term securities. In August 1994, the registrant used $19 million of short term investments to purchase the Durham, NC apartment complex.

         Mortgage interest expense increased when comparing the third quarter and nine months of 1994 to the same periods of 1993. This increase was caused primarily by the $35 million mortgage, secured by a shopping mall in St. Cloud, MN. This mortgage was recorded in September 1993.

        Senior notes interest expense increased in the third quarter and first nine months of 1994 as compared to the same periods of 1993. The increase was caused by the issuance of $100 million of 8.875% senior notes on October 1, 1993. The proceeds were primarily used to repay $45 million of 8.375% senior notes and $37.6 million of 10.25% convertible debentures on November 1, 1993.

        General and administrative costs increased when comparing the third quarter and nine months of 1994 to the same periods of 1993. The increase in expenses resulted from professional fees related to the registrant's reorganization of the portfolio and management, expenses associated with the new long term incentive performance plan and increased staffing to execute the new strategic plan.

        Net income was $1.6 million and $2.9 million for the third quarter of 1994 and 1993, respectively, and $4.9 million and $13.4 million for the nine months ended September 30, 1994 and 1993, respectively. Capital gains included in net income during the nine months of 1993 were $4.8 million. The majority of the capital gains was from an installment sale of an office building in 1983.

        There has been no material change in the registrant's financial condition from December 31, 1993.



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits:

                Exhibit (11) -  Statements Re: Computation of Per Share
                Earnings.

                Exhibit (20) -  Third Quarter Report, September 30, 1994.

                Exhibit (27) -  Financial Data Schedule.

           (b)  Reports on Form 8-K:

                None.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        First Union Real Estate Equity and
                                               Mortgage Investments
                                        -------------------------------------
                                                    (Registrant)



Date: November 14, 1994                 By: /s/ Gregory D. Bruhn
      -----------------                     ---------------------------------
                                              Gregory D. Bruhn, Executive
                                              Vice President and Chief
                                              Financial Officer



Date: November 14, 1994                 By: /s/ John J. Dee
      -----------------                     ---------------------------------
                                              John J. Dee, Senior Vice
                                              President-Controller (Principal
                                              Accounting Officer)

                               Index to Exhibits



                                                                            Page
                                                                           Number
                                                                           ------
Exhibit (11)      - Statements Re: Computation of Per Share
                    Earnings ........................................          6

Exhibit (20)      - Third Quarter Report, September 30, 1994 ........          7

Exhibit (27)      - Financial Data Schedule .........................