Form 10-K405
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1995-03-30
CIK 37008

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended 12-31-94           Commission file number  1-6249
                          --------                                   ------

           First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Ohio                                               34-6513657
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification  No.)


 Suite 1900, 55 Public Square
       Cleveland, Ohio                                         44113-1937
-------------------------------                          -----------------------
(Address of principal executive                                (Zip Code)
offices)


Registrant's telephone number, including area code:           (216) 781-4030
                                                         -----------------------

Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of each exchange on
          Title of each class                              which registered
          -------------------                          ------------------------

Shares of Beneficial Interest
(Par Value $1 Per Share)                                New York Stock Exchange
-------------------------------                        ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
--------------------------------------------------------------------------------
                               (Title of class)


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

As of January 31, 1995, 18,017,377 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was approximately $148,643,360.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

18,262,725 Shares of Beneficial Interest were outstanding as of January 31, 1995
--------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE


List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.


        Annual Report to Shareholders for the year ended December 31, 1994 (Parts II and IV).


        Proxy Statement dated March 8, 1995 for the Annual Meeting of Shareholders to be held on April 11, 1995 (Part III).

                                      FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                                             CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                                                 GENERAL INSTRUCTIONS TO FORM 10-K
              ITEM OF FORM 10-K                                  LOCATION
------------------------------------------------        -------------------------
                                                             (page or pages)
                                PART I
                                ------

 1.      Business . . . . . . . . . . . . . . . . . . . .   3  through 5

 2.      Properties . . . . . . . . . . . . . . . . . . .   6  through 12

 3.      Legal Proceedings. . . . . . . . . . . . . . . .   13

 4.      Submission of Matters to a Vote of
           Security Holders . . . . . . . . . . . . . . .   13


                              PART II
                              -------

 5.      Market for Registrant's Common Equity and
           Related Stockholder Matters. . . . . . . . . .   14; Annual Report,   1

 6.      Selected Financial Data. . . . . . . . . . . . .   14; Annual Report,
                                                              18 and 19

 7.      Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . .   14; Annual Report,
                                                              30 and 31

 8.      Financial Statements . . . . . . . . . . . . . .   14; Annual Report,
                                                              20 through 29

 9.      Changes in and disagreements with Accountants
           and Financial Disclosure . . . . . . . . . . .   14


                           PART III
                           --------

10.      Directors and Executive Officers of the
           Registrant . . . . . . . . . . . . . . . . . .   15 and 16; Proxy
                                                              Statement, 1 through 5

11.      Executive Compensation . . . . . . . . . . . . .   16; Proxy Statement,
                                                              5 and 8 through 13

12.      Security Ownership of Certain Beneficial
           Owners and Management. . . . . . . . . . . . .   16; Proxy Statement, 7 and 8

13.      Certain Relationships and Related Transactions .   16


                          PART IV
                          -------

14.      Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K

         (a) Financial Statements and Financial
                 Statement Schedules. . . . . . . . . . . . 16 and 17 and 22 through
                                                              26; Annual Report,
                                                              20 through 29

         (b) Exhibits . . . . . . . . . . . . . . . . . .   17 and 18; Exhibit
                                                              Index, 27

         (c) Reports on Form 8-K. . . . . . . . . . . . .   18

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

  In order to encourage efficient operation and management of its property, and after receiving a ruling from the Internal Revenue Service with respect to the proposed form of organization and operation, the registrant, in 1971, caused a management company to be organized pursuant to the laws of the State of Delaware under the name First Union Management, Inc. (the "Management Company"), to lease property from the registrant and to operate such property for its own account as a separate taxable entity. The registrant presently net leases 31 of its properties to the Management Company. The shares of the Management Company are held in trust, with the shareholders of the registrant, as exist from time to time, as contingent beneficiaries. For financial reporting purposes, the financial statements of the Management Company are combined with those of the registrant.

  The registrant owns regional enclosed shopping malls, large downtown office buildings and apartment complexes. Its portfolio is diversified by type of property, geographical location, tenant mix and rental market. As of December 31, 1994, the registrant owned (in fee or pursuant to long-term ground leases under which the registrant is lessee) seven office buildings, 15 shopping malls, 50% interests in two shopping malls, seven apartment complexes, a 1,100-car parking garage, and a 300-car parking facility, as well as other miscellaneous properties (see Item 2 - Properties). The investment portfolio also includes two mortgage loans secured by an office building and an apartment complex.

  Currently, the registrant intends to concentrate its portfolio in retail and apartment properties while investments in office buildings will be de-emphasized. Although not presently seeking new mortgage investments, the registrant intends to hold its remaining two mortgage investments as long-term investments.

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

  Additionally, the opportunity for mortgage and public debt financing have increased from the prior year, although, available financing requires restrictive covenants and conservative loan-to-value ratios. Moreover, the increase in publicly traded real estate investment trusts during 1993 and 1994 may effect the registrant's competitive position in the public capital markets. Finally, the increase in interest rates during the second half of 1994 will make new property financings and public offerings less attractive.

  The federal government and a number of states have adopted handicapped facilities and energy laws and regulations relative to the development and use of real estate. Such laws and regulations may operate to reduce the number and attractiveness of investment opportunities available to the registrant. The registrant has reviewed the properties which it owns or in which it has a leasehold interest to determine the extent and amount of capital expenditures to comply with the requirements for handicapped facilities. While the registrant is and will continue to make modifications to the properties which it owns, the amount is not expected to be material. The registrant is not aware of any other requirements to make capital expenditures to comply with such laws and regulations. Other effects upon the registrant's investments of the application of such laws and regulations cannot be predicted.

  Additionally, under various federal, state and local laws, ordinances and regulations, an owner of real estate generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, its property, as well as related costs of investigation and property damage. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the registrant's ability to sell or lease a property or to borrow using such real estate as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material in poor condition in the event of remodeling or renovation. Other statutes may require the removal of underground storage tanks that are out of service or out of compliance.

  Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, the registrant may have liability with respect to properties previously sold but is not aware of any such liability.

  Environmental site assessments have been implemented with respect to 10 properties. However, no assessments have been implemented with respect to any other properties. The registrant has no reason to believe that any environmental contamination or violation of any applicable law, statute, regulation or ordinance governing hazardous or toxic substances has occurred or is occurring. However, no assurance can be given that hazardous or toxic substances are not located on any of the properties. The registrant will also endeavor to protect itself from acquiring contaminated properties or properties with significant compliance problems by obtaining site assessments and property reports at the time of acquisition when it deems such investigations to be appropriate. There is no guarantee, however, that these measures will successfully insulate the registrant from all such liabilities.

  The number of persons employed by the registrant is 39.

ITEM 2.  PROPERTIES
-------  ----------
         The following table sets forth certain information relating to the registrant's investments at December 31, 1994:
                                                                     Square                Year       Total
                                               Date of    Ownership  feet(1)  Occupancy construction   cost
Direct equity investments    Location        acquisition  percentage  (000)     rate(2)  completed    (000)
-------------------------    --------        -----------  ---------- -------  --------- -----------  -------
Shopping Malls:
  Eastern
  -------
Middletown (4)              Fairmont, WV       12/03/70      50%       471        74%      1970      $ 6,446
Wyoming Valley (4)          Wilkes Barre, PA    6/12/72      50        906        97       1972       12,172
Mountaineer                 Morgantown, WV      1/29/78     100        674(5)     79       1975       33,880
Fingerlakes                 Auburn, NY          9/28/81     100        404        82       1980       26,039
Fairgrounds Square          Reading, PA         9/30/81     100        529(7)     98       1980       29,783
Wilkes                      Wilkesboro, NC      5/04/83     100        359        66       1982       18,708
                                                                                                     -------
                                                                                                     127,028
                                                                                                     -------
  Midwestern
  ----------
North Valley                Denver, CO         12/03/69     100        452        70       1967       11,295
Crossroads                  St. Cloud, MN       1/01/72     100        733(9)     98       1966       23,747
Two Rivers                  Clarksville, TN     9/26/75     100        233        47(11)   1968        8,284
Crossroads                  Fort Dodge, IA      4/22/77     100        425(12)    84       1967       11,477
Westgate Towne Centre       Abilene, TX         4/22/77     100        386(13)    37(14)   1962        9,816
Kandi                       Willmar, MN         3/12/79     100        451        82       1973       19,061
                                                                                                      ------
                                                                                                      83,680
                                                                                                      ------
  Western
  -------
Valley North                Wenatchee, WA       8/30/73     100        171        95       1966        4,266
Mall 205                    Portland, OR        3/01/75     100        434(15)    95       1970       13,736
Plaza 205                   Portland, OR        4/26/78     100        168       100       1970        4,359
Peach Tree                  Marysville, CA     12/19/79     100        436        51(16)   1972       13,948
Valley                      Yakima, WA          5/01/80     100        419(17)    92       1972       11,912
                                                                                                     -------
                                                                                                      48,221
                                                                                                     -------
                                                                                                     258,929
                                                                                                     -------

Apartments:
  Midwestern
  ----------
Somerset Lakes              Indianapolis, IN   11/10/88     100       360 units   96       1975       20,163
Meadows of Catalpa          Dayton, OH          7/11/89     100       323 units   97       1972       10,159
                                                                                                      ------
                                                                                                      30,322
                                                                                                      ------

  Southeastern
  ------------
Briarwood                   Fayetteville, NC    6/30/91     100       273 units   92       1968-70     7,804
Woodfield Gardens           Charlotte, NC       6/30/91     100       132 units   89       1974        3,629
Windgate Place              Charlotte, NC       6/30/91     100       196 units   93       1974-78     5,826
Walden Village              Atlanta, GA         6/01/92     100       380 units   93       1973       13,129
Beech Lake                  Durham, NC          8/19/94     100       345 units   97       1986       19,500
                                                                                                      ------
                                                                                                      49,888
                                                                                                      ------
                                                                                                      80,210
                                                                                                      ------


                                                  Mortgage Loans
                          ------------------------------------------------------
                                        Balance     Principal
                          Original        at        repayment
                          balance(s)   12/31/94     for 1995    Interest     Year of
                            (000)       (000)        (000)        rate       maturity
                          ---------   ---------    --------     ---------    --------
Shopping Malls:
  Eastern
  -------
Middletown (4)              $ 2,950     $   908       $ ---(4)      ---%(4)     ---(4)
Wyoming Valley (4)            8,509(3)    3,774         ---(4)      --- (4)     ---(4)
Mountaineer                  14,447(3)    9,805(6)      820(6)      --- (6)     ---(6)
Fingerlakes                     ---         ---         ---         ---         ---
Fairgrounds Square              ---         ---(8)      ---         ---         ---
Wilkes                          ---         ---         ---         ---         ---
                             ------      ------      ------
                             25,906      14,487         820
                             ------      ------       -----
  Midwestern
  ----------
North Valley                  2,037         612         133       7.750        1999
Crossroads                   35,000(3)   34,266         650         ---(10)    2003(10)
Two Rivers                      ---         ---         ---         ---         ---
Crossroads                      ---         ---         ---         ---         ---
Westgate Towne Centre           ---         ---         ---         ---         ---
Kandi                           ---         ---(8)      ---         ---         ---
                             ------      ------       -----
                             37,037      34,878         783
                             ------      ------       -----
  Western
  -------
Valley North                    ---         ---         ---         ---         ---
Mall 205                        ---         ---         ---         ---         ---
Plaza 205                     1,716         710         124       8.500        1999
Peach Tree                      ---         ---         ---         ---         ---
Valley                        5,300         563         563       8.250        1995
                             ------      ------       -----
                              7,016       1,273         687
                             ------      ------       -----
                             69,959      50,638       2,290
                             ------      ------       -----

Apartments:
  Midwestern
  ----------
Somerset Lakes               12,000(3)   12,000      12,000(18)   9.875        1995
Meadows of Catalpa            8,000(3)    7,863          70       8.750        2002
                             ------      ------      ------
                             20,000      19,863      12,070
                             ------      ------      ------

  Southeastern
  ------------
Briarwood                     2,542         ---         ---         ---         ---
Woodfield Gardens             1,074         907          58       8.875        2005
Windgate Place                1,794       1,548(19)      86(19)     ---(19)     ---(19)
Walden Village                3,342       2,628(20)     323(20)     ---(20)     ---(20)
Beech Lake                      ---         ---         ---         ---         ---
                             ------      ------      ------
                              8,752       5,083         467
                             ------      ------      ------
                             28,752      24,946      12,537
                             ------      ------      ------

                                                                                                                ITEM 2.  PROPERTIES
                                                                                                                -------  ----------
                                                                                                                          Continued


                                                                     Square                Year       Total
                                               Date of    Ownership  feet(1)  Occupancy construction   cost
Direct equity investments    Location        acquisition  percentage  (000)     rate(2)  completed    (000)
-------------------------    --------        -----------  ---------- -------  --------- -----------  -------
Office Buildings:
  Midwestern
  ----------
55 Public Square            Cleveland, OH       1/15/63     100%       398       89        1959      $29,471
Circle Tower                Indianapolis, IN   10/16/74     100        104       76        1930        3,841
Rockwell Avenue             Cleveland, OH       4/30/79     100        237       64        1916       12,680
300 Sixth Avenue            Pittsburgh, PA      5/01/79     100        227       83        1906        8,386
Ninth Street Plaza          Cleveland, OH      10/11/85     100        147       63        1981        7,142
Henry C. Beck               Shreveport, LA      8/30/74     100        185       82        1958        7,561
Landmark Towers             Oklahoma City, OK  10/01/77     100        259       67     1967-71       14,482
                                                                                                     -------
                                                                                                      83,563
                                                                                                     -------



Other:

Land-Huntington Bldg.       Cleveland, OH      10/25/61     100(22)   ---        --         ---        4,501
Parking Garage              Cleveland, OH      12/31/75     100     1,100 spcs.  --        1969        6,905
Parking Facility            Cleveland, OH       9/19/77     100       300 spcs.  --         ---        2,286
                                                                                                     -------
                                                                                                      13,692
                                                                                                     -------
                           Total equity investments                                                 $436,394
                                                                                                     =======



                                                Mortgage Loans
                           ---------------------------------------------------------
                                         Balance    Principal
                           Original        at       repayment
                           balance(s)   12/31/94    for 1995    Interest   Year of
                             (000)       (000)       (000)        rate     maturity
                           ---------   ---------   ---------   ---------   ---------
Office Buildings:
  Midwestern
  ----------
55 Public Square           $    ---    $   ---(8)    $ ---         ---%         ---
Circle Tower                    ---        ---         ---         ---          ---
Rockwell Avenue                 ---        ---         ---         ---          ---
300 Sixth Avenue              1,003(21)    969           3      10.000         2031
Ninth Street Plaza              ---        ---         ---         ---          ---
Henry C. Beck                   ---        ---         ---         ---          ---
Landmark Towers               2,909      1,098         260       8.375         1998
                            -------     ------      ------
                              3,912      2,067         263
                            -------     ------      ------

Other:

Land-Huntington Bldg.           ---        ---         ---         ---          ---
Parking Garage                9,300(3)   9,132         199       8.550         2014
Parking Facility                ---        ---         ---         ---          ---
                            -------     ------      ------
                              9,300      9,132         199
                            -------     ------      ------
Total equity investments   $111,923    $86,783     $15,288
                            =======     ------      ------
Senior debt underlying
  wraparound mortgage
  loan investments                       4,012         271
                                        ------      ------
                                       $90,796     $15,560
                                        ======      ======

                                                            Item 2.  Properties
                                                            ------   ----------
                                                                    - Continued
                                    NOTES
                                    -----

(1) The square footage shown represents gross leasable area for shopping malls and net rentable area for office buildings. The apartments are shown as number of units. The parking garage and parking facility are shown as number of parking spaces.

(2) Occupancy rates shown are as of December 31, 1994, and are based on the total square feet at each property, except apartments which are based on the number of units.

(3) The registrant obtained mortgages on the following properties subsequent to acquisition: Wyoming Valley Mall in the amount of $259,000 in 1982; Somerset Lakes Apartments in the amount of $12,000,000 in 1990; Meadows of Catalpa Apartments in the amount of $8,000,000 in 1992; Crossroads Shopping Center (St. Cloud, MN) in the amount of $35,000,000 in 1993; Huntington Parking Garage in the amount of $9,300,000 in 1993; and Mountaineer Mall in the amount of $4,600,000 in 1994.

(4)     The registrant sold these two joint venture investments in January 1995.

(5) The total mall contains 674,000 square feet; the registrant owns 616,000 square feet, the balance being ground leased to Giant Eagle Markets, Inc.

(6) This property has two mortgages. Interest rates are 9.10% and 8.25%. The mortgages mature in 2002 and 2009. The 9.10% mortgage, in the principal amount of $5,298,000, has a principal payment for 1995 of $650,000. The 8.25% mortgage, in the principal amount of $4,507,000, has a principal payment for 1995 of $170,000.

(7) The total mall contains 529,000 square feet; the registrant owns 431,000 square feet, the balance being separately ground leased to Boscov Department Store, Inc.

(8) These properties are the collateral for the registrant's $60 million revolving line of credit.

(9) The total mall contains 733,000 square feet; the registrant owns 625,000 square feet, the balance being separately owned by Target Stores.

(10) The mortgage has a variable interest rate which was 8.97% at December 31, 1994. The interest is tied to LIBOR with a maximum rate of 9.5%. At maturity in 2003, a lump sum payment will be due of approximately $25,682,000.

(11) A major tenant declared bankruptcy and vacated 60,000 square feet during 1994. The registrant is seeking replacement tenants.

(12) The total mall contains 425,000 square feet; the registrant owns 328,000 square feet, the balance being separately owned by an unrelated third party with Sears, Roebuck and Co. as tenant.

(13) The total mall contains 386,000 square feet; the registrant owns 291,000 square feet, the balance being separately owned by Montgomery Ward & Co., Incorporated.

                                                            Item 2.  Properties
                                                            -------  ----------
                                                                    - Continued

(14) Highly competitive market conditions have made leasing space difficult. The registrant continues to seek tenants and alternative retail strategies for this property.

(15) The total mall contains 434,000 square feet; the registrant owns 257,000 square feet, the balance being separately owned by Montgomery Ward Development Corporation.

(16) The property was inundated by a flood which occurred in February 1986. The mall was subsequently rebuilt and re-opened in November 1986. In May 1992, a 60,000 square foot supermarket opened. Additionally, a temporary tenant occupied approximately 70,000 square feet as of December 31, 1994. The Trust is pursuing a mixed use strategy for this former retailing facility.

(17) The total mall contains 419,000 square feet; the registrant owns 309,000 square feet, the balance being separately ground leased to Sears, Roebuck and Co.

(18)    This mortgage is interest only until maturity in December 1995.

(19) This property has two mortgages. Interest rates are 8.875% and 9.375%. The mortgages mature in 2005 and 2007, respectively. The 8.875% mortgage, in the principal amount of $881,000, has a principal repayment for 1995 of $56,000. The 9.375% mortgage, in the principal amount of $667,000, has a principal repayment for 1995 of $30,000.

(20) This property has two mortgages. Interest rates are 8.50% and 9.25%, and both mature in 2000. The 8.50% mortgage, in the principal amount of $1,388,000, has a principal repayment for 1995 of $208,000. The 9.25% mortgage, in the principal amount of $1,240,000, has a principal repayment for 1995 of $115,000.

(21) Represents a long-term leasehold estate interest which was capitalized in accordance with Statement of Financial Accounting Standards No. 13.

(22) The registrant has ground leased the land until October 30, 2011, with seven 10-year renewal options.

                                                             Item 2.  Properties
                                                             -------  ----------
                                                                     - Continued


        As of December 31, 1994, the registrant owned in fee its interests in Middletown Mall, Crossroads Center (St. Cloud, Minnesota), Wyoming Valley Mall, Mall 205, Crossroads Mall (Ft. Dodge, Iowa), Westgate Towne Centre, Mountaineer Mall, Plaza 205, Peach Tree Mall, Valley Mall, Fingerlakes Mall, Fairgrounds Square Mall, Wilkes Mall, 55 Public Square Building, Henry C. Beck Building, Landmark Towers, Ninth Street Plaza, Somerset Lakes Apartments, Meadows of Catalpa Apartments, Briarwood Apartments, Woodfield Gardens Apartments, Windgate Place Apartments, Walden Village Apartments, Beech Lake Apartments, Land - Huntington Building, and the Parking Facility. The registrant holds a leasehold estate or estates, or a fee interest and one or more leasehold estates in North Valley Mall, Valley North Mall, Two Rivers Mall, Kandi Mall, Circle Tower Building, Rockwell Avenue Building, 300 Sixth Avenue Building and the Parking Garage.

                                                              Item 2. Properties
                                                              ------- ----------
                                                                     - Continued


RENTALS FROM NET LEASES

                           The following table sets forth the rentals payable to the registrant for the year ended December 31, 1994, under net leases of the properties indicated:

                                 Annual
    Property                    Base Rent               Percentage Rents
    --------                    ---------               ----------------
SHOPPING MALLS:
  Eastern
  -------
Middletown                      $    682,000(2)         25% of gross receipts in excess of
                                                          $1,502,146
Wyoming Valley                     1,292,583(2)         First $8,000 of gross receipts in
                                                          excess of $2,985,488 plus 25% of
                                                          gross receipts in excess of
                                                          $2,993,488
Mountaineer (1)                      705,000            45% of gross receipts in excess of
                                                          $1,506,000
Fingerlakes (1)                      968,000            40% of gross receipts in excess of
                                                          $2,505,000
Fairgrounds Square (1)             2,850,000            55% of gross receipts in excess of
                                                          $3,944,000
Wilkes (1)                           507,000            55% of gross receipts in excess of
                                                          $931,000

  Midwestern
  ----------
North Valley (1)                         ---            5% of gross receipts

Crossroads
(St. Cloud, Mn.) (1)               3,300,000            60% of gross receipts in excess of
                                                          $4,868,000
Two Rivers (1)                       125,000            20% of gross receipts in excess of
                                                          $625,000
Crossroads
(Ft. Dodge, Iowa) (1)                736,000            55% of gross receipts in excess of
                                                          $1,302,000
Westgate Towne Centre (1)                ---            10% of gross receipts (3)
Kandi (1)                            712,000            45% of gross receipts in excess of
                                                          $1,631,000

  Western
  -------
Valley North (1)                     543,000            55% of gross receipts in excess of
                                                          $976,000
Mall 205 (1)                       1,232,000            55% of gross receipts in excess of
                                                          $2,146,000
Plaza 205 (1)                        276,000            60% of gross receipts in excess of
                                                          $463,000
Peach Tree (1)                       292,000            45% of gross receipts in excess of
                                                          $672,000
Valley (1)                           463,000            50% of gross receipts in excess of
                                                          $898,000

                                                                                                                Item 2.  Properties
                                                                                                                -------  ----------
                                                                                                                        - Continued
                                                Annual
    Property                                   Base Rent                        Percentage Rents
    --------                                   ---------                        ----------------
APARTMENTS:
  Midwestern
  ----------
Somerset Lakes (1)                             $971,000                         55% of gross receipts in excess of
                                                                                  $1,744,000
Meadows of Catalpa (1)                          900,000                         35% of gross receipts in excess of
                                                                                  $2,300,000
  Southern
  --------
Briarwood (1)                                   335,000                         35% of gross receipts in excess of
                                                                                  $1,000,000
Woodfield Gardens (1)                           100,000                         20% of gross receipts in excess of
                                                                                  $500,000
Windgate Place (1)                              135,000                         20% of gross receipts in excess of
                                                                                  $700,000
Walden Village (1)                              850,000                         55% of gross receipts in excess of
                                                                                  $1,545,000
Beech Lake (1)                                  952,000                         55% of gross receipts in excess of
                                                                                  $1,756,000
OFFICE BUILDINGS:
  Midwestern
  ----------
55 Public Square (1)                          1,550,000                         40% of gross receipts in excess of
                                                                                  $3,400,000 (4)
Circle Tower (1)                                189,000                         25% of gross receipts in excess of
                                                                                  $709,000
Rockwell Avenue (1)                             157,000                         35% of gross receipts in excess of
                                                                                  $1,261,000 (5)
300 Sixth Avenue (1)                                ---                         25% of gross receipts

Ninth Street Plaza (1)                          322,000                         25% of gross receipts in excess of
                                                                                  $1,288,000
Henry C. Beck (1)                               179,000                         25% of gross receipts in excess of
                                                                                  $784,000
Landmark Towers East (1)                            ---                         15% of gross receipts

Landmark Towers Center (1)                       56,000                         15% of gross receipts in excess of
                                                                                  $408,000
Landmark Towers West (1)                         56,000                         15% of gross receipts in excess of
                                                                                  $347,000

OTHER:
Land-Huntington Building                        170,000                         First $130,000 plus 50% of all additional
                                                                                  rental, as defined, received by registrant
                                                                                  as landlord under a net lease of the
                                                                                  building and improvements situated on the land
Parking Garage (1)                              800,000                         70% of gross receipts in excess of
                                                                                  $1,168,000
Parking Facility (1)                            217,000                         70% of gross receipts in excess of
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

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

Registrant vs. The State of California
--------------------------------------

  The Trust has pursued legal action against the State of California associated with the 1986 flood of Peach Tree Mall. In September 1991, the court ruled in favor of the Trust on the liability portion of this inverse condemnation suit, which the State of California appealed. The Trust is proceeding with its damage claim in Superior Court of the State of California. No recognition of potential income has been made in the accompanying financial statements.

Registrant vs. Richard M. Osborne, et. al.
------------------------------------------

  On February 3, 1995, the registrant filed a lawsuit in the United States District Court for the Northern District of Ohio (the "Lawsuit"). The defendants in the Lawsuit, as amended, include Turkey Vulture Fund XIII, Ltd., and its Managing Partner, Richard M. Osborne, who at the time the Lawsuit was filed, claimed to own 5.2% of the Company's shares. Other defendants are The Wolstein Group, Bert Wolstein, Scott Wolstein, Heritage Capital Corporation, Developers Diversified Realty Corporation, and Mark P. Escaja (all collectively the "Defendants"). The Lawsuit, as amended, alleges that the Defendants have violated Sections 10(b), 13(d), 14(a), 14(d), 14(e) and 20(a) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder,
Section 1707.041 of the Ohio Revised Code, and the registrant's Amended Declaration of Trust and By-Laws. The Lawsuit, as amended, seeks preliminary and permanent injunctive relief against the Defendants, damages, costs, and such other and further relief as may be just and proper.

  Richard M. Osborne and Turkey Vulture Fund XIII, Ltd., filed a Counterclaim against the registrant on February 10, 1995 (the "Osborne Counterclaim"). The Osborne Counterclaim, as amended, alleges, among other things, that the registrant's Rights Agreement and certain of the registrant's By-Laws violate certain provisions of the registrant's Amended Declaration of Trust; that the registrant has violated its fiduciary duties; and that the registrant committed abuse of process.

  On March 6, 1995, Mark P. Escaja filed a Counterclaim for abuse of process against the registrant (the "Escaja Counterclaim").

  On March 10, 1995, Heritage Capital Corporation, The Wolstein Group, Developers Diversified Realty Corporation, Bert Wolstein and Scott Wolstein filed a counterclaim for abuse of process against the registrant and a counterclaim for defamation against the registrant and its President and Chief Executive Officer, James C. Mastandrea (the "Wolstein Counterclaim").

  The Osborne Counterclaimants seek declaratory relief against the registrant, damages, judgment in their favor, their costs and attorney's fees, and such other and further relief as the Court deems proper and just. The Escaja Counterclaim seeks punitive and compensatory damages from the registrant, in addition to interest, attorneys' fees and costs. The Wolstein Counterclaim seeks punitive and compensatory damages from the registrant and Mr. Mastandrea, costs, attorneys' fees, and such other further relief as the Court may deem appropriate.

  The registrant denies that any of the counterclaimants are entitled to relief, and is vigorously defending against all of the counterclaims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

  None.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ----------------------------------------------------------------------
                MARKET PRICE AND DIVIDEND RECORD.
                --------------------------------
     "Market Price and Dividend Record" presented on page 1 of registrant's 1994 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------
     "Selected Financial Data" presented on pages 18 and 19 of registrant's 1994 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------
     "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 30 and 31 of registrant's 1994 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS.
------   --------------------
     The "Combined Balance Sheets" as of December 31, 1994 and 1993, and the "Combined Statements of Income, Combined Statements of Changes in Cash, Combined Statements of Shareholders' Equity" for the years ended December 31, 1994, 1993 and 1992, of the registrant, "Notes to Combined Financial Statements" and "Report of Independent Public Accountants" are presented on pages 20 through 29 of registrant's 1994 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
------   -----------------------------------------------------------
         DISCLOSURE.
         ----------

     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

     (a)  Directors.
          ---------
        "Election of Trustees" presented on pages 1 through 5 of registrant's 1995 Proxy Statement is incorporated herein by reference.

     (b)  Executive Officers.
          ------------------

                                                                             Period
                                                                               of
       Name               Age     Positions, Offices and Business            Service
------------------        ---     -------------------------------            -------
                                   Experience
                                   ----------
James C. Mastandrea        51     Chairman, President and Chief              1993 to date
                                  Executive Officer since January
                                  1994 and President and Chief
                                  Operating Officer from July 1993
                                  to December 1993.  President and
                                  Chief Executive Officer of Triam
                                  Corporation, Chicago, Illinois, an
                                  investment adviser to various real
                                  estate investment funds, from 1991
                                  to 1993.  Chairman,  President and
                                  Chief Executive Officer of Midwest
                                  Development Corporation, Buffalo
                                  Grove, Illinois from 1978 to 1991.
                                  Served in various capacities in the
                                  field of commercial and real estate
                                  lending from 1971 to 1978, including
                                  Vice President of Continental Bank,
                                  Chicago, Illinois, and with Mellon
                                  Bank, Pittsburgh, Pennsylvania.

Gregory D. Bruhn           47     Executive Vice President and               1994 to date
                                  Chief Financial Officer since March
                                  1994.  Executive Vice President, Real
                                  Estate, Bank of America, Los Angeles,
                                  from April 1992 to February 1994.
                                  Executive Vice President, Real Estate,
                                  Security Pacific National Bank, Los
                                  Angeles, from July 1991 to April 1992.
                                  Executive Vice President, Real Estate,
                                  Union Bank, Los Angeles, from 1989 to
                                  1991. Senior Vice President, Real Estate,
                                  Union Bank, Los Angeles, from 1987 to
                                  1989.  Vice President, Real Estate,
                                  Continental Bank, Chicago, from 1977 to
                                  1987; and various capacities involving
                                  real estate from 1971 to 1977.

Paul F. Levin          48         Senior Vice President, General             1989 to date
                                  Counsel and Secretary  since
                                  December 1994.  Vice President, General
                                  Counsel and Secretary since May 1989.
                                  Principal of Schwarzwald, Robiner, Rock &
                                  Levin, a Legal Professional Association,
                                  from 1981 to 1989.  Associate of Gaines,
                                  Stern, Schwarzwald & Robiner Co., L.P.A.
                                  from 1979 to 1980.

                          Assistant Director of Law, City of
                          Cleveland,  Ohio, from 1975 to 1978.

John J. Dee         43    Senior  Vice  President and Con-                      1978 to date
                          roller  since July 1992.  Vice
                          President and Controller from December
                          1986 to July 1992,  Controller from April
                          1981 to December 1986, Assistant Con-
                          troller from December 1979 to April 1981,
                          Accounting Manager from August 1978 to
                          December 1979.

Steven M. Edelman     40  Senior Vice President, Asset                          1980 to date
                          Management since July 1992.   Vice
                          President, Aquisitions from December 1985
                          to June 1992.  Assistant Vice President,
                          Aquisitions from January 1985 to November
                          1985.  Aquisition Analyst from February
                          1984 to December 1985.  Assistant Controller
                          from July 1982 to January 1984.  Internal
                          Auditor from June 1980 to June 1982.
                          Auditor with Touche Ross & Co. from 1978
                          to 1980.

         The above-named executive officers of the registrant hold office at the pleasure of the Trustees of the registrant, and until their successors are chosen and qualified.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------
      "Compensation of Trustees" and "Executive Compensation", presented on page 5 and pages 8 through 13, respectively, of registrant's 1995 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------
      "Security Ownership of Trustees, Officers and Others" presented on pages 7 and 8 of registrant's 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------
      None.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------   ----------------------------------------------------------------
      (a)  Financial Statements and Financial Statement Schedules.
           ------------------------------------------------------
         (1)  Financial Statements:
              --------------------

              Combined Balance Sheets - December 31, 1994 and 1993 (incorporated by reference to page 20 of registrant's 1994 Annual Report to Shareholders).

              Combined Statements of Income - For the Years Ended December 31, 1994, 1993 and 1992 (incorporated by reference to page 21 of registrant's 1994 Annual Report to Shareholders).

                      Combined Statements of Changes in Cash - For the Years Ended December 31, 1994, 1993 and 1992 (incorporated by reference to page 22 of registrant's 1994 Annual Report to Shareholders).

                      Combined Statements of Shareholders' Equity - For the Years Ended December 31, 1994, 1993 and 1992 (incorporated by reference to page 23 of registrant's 1994 Annual Report to Shareholders).

                      Notes to Combined Financial Statements (incorporated by reference to pages 24 through 29 of registrant's 1994 Annual Report to Shareholders).

                      Report of Independent Public Accountants (incorporated by reference to page 29 of registrant's 1994 Annual Report to Shareholders).


         (2)          Financial Statement Schedules:
                      -----------------------------

                      Report of Independent Public Accountants on Financial Statement Schedules.

                      Schedule III - Real Estate and Accumulated Depreciation.
                      ------------

                      Schedule IV - Mortgage Loans on Real Estate.
                      -----------

                      All Schedules, other than III and IV, are omitted, as the information is not required or is otherwise furnished.

   (b)      Exhibits.
            --------
                      Exhibit (10)(a) - Share Purchase Agreement dated as of December 31, 1983 between registrant and First Union Management, Inc., (incorporated by reference to Registration Statement No. 2-88719).

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

                      Exhibit (10)(j) - $60 million credit agreement.

                      Exhibit (11) - Statements Re: Computation of Per Share
                                     Earnings.

                      Exhibit (12) - Statements Re: Computation of Ratios.

                      Exhibit (13) - 1994 Annual Report to Shareholders.

                      Exhibit (23) - Consent of Independent Public Accountants.

                      Exhibit (24) - Powers of Attorney

         (c)     Reports on Form 8-K.
                 -------------------

                      None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST UNION REAL ESTATE EQUITY AND
                                         MORTGAGE INVESTMENTS



                                        By: /s/ James C. Mastandrea
                                            ----------------------------------
                                             James C. Mastandrea, Chairman,
                                             President and Chief Executive
                                             Officer


March 30, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                 Title                       Date
         ---------                                 -----                       ----
Principal Executive Officer             Chairman, President             March 30, 1995
                                          and Chief Executive
                                          Officer
/s/ James C. Mastandrea
---------------------------
James C. Mastandrea




Principal Financial Officer             Executive Vice-                 March 30, 1995
                                          President and Chief
                                          Financial Officer
/s/ Gregory D. Bruhn
---------------------------
Gregory D. Bruhn



Principal Accounting Officer            Senior Vice President-          March 30, 1995
                                          Controller

/s/ John J. Dee
---------------------------
John J. Dee

TRUSTEES:                                                             )            Date
                                                                       )           ----
                                                                        )
*Otes Bennett, Jr.                                                      )
                                                                        )
*Kenneth K. Chalmers                                                    )
                                                                        )
*William E. Conway                                                      )       March 30, 1995
                                                                        )
*Daniel G. DeVos                                                        )
                                                                        )
*Allen H. Ford                                                          )
                                                                        )
*Stephen R. Hardis                                                      )
                                                                        )
*James C. Mastandrea                                                    )
                                                                        )
                                                                        )
                                                                        )
*By: /s/ Paul F. Levin                                                  )
     ---------------------------------                                 )
         Paul F. Levin, Attorney-in-fact                              )

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                  -------------------------------------------

                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------



To First Union Real Estate Equity
 and Mortgage Investments:


         We have audited in accordance with generally accepted auditing standards, the combined financial statements included in the registrant's 1994 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 1995. Our audit was made for the purpose of forming an opinion on those combined statements taken as a whole. The schedules listed under Item 14(a)(2) on page 17 are the responsibility of management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic combined financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP




Cleveland, Ohio,
February 1, 1995.

                                                                                                                      Schedule  III
                                                                                                                      -------------
                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             ----------------------------------------
                                                      AS OF DECEMBER 31, 1994
                                                      -----------------------
                                                          (IN THOUSANDS)



                                                                              Cost
                                                                           capitalized
                                                        Initial cost to    subsequent to      Gross amount at which
                                                          Registrant        acquisition        carried at close of
                                                     ------------------    -------------            period
                                                             Buildings         Land        ----------------------------
                                          Encum-               and              and                Buildings and
    Description                           brances    Land  Improvements    Improvements    Land   Improvements    Total
-----------------------------------       -------    ----  ------------    ------------    ----   ------------   ------
Shopping Malls:

  Eastern
  -------

  Middletown, Fairmont, WV  (A)           $   908   $  250      $ 5,591    $   605        $  250    $  6,196    $  6,446
  Wyoming Valley, Wilkes Barre, PA (A)      3,774      544       10,997        631           525      11,647      12,172
  Mountaineer, Morgantown, WV               9,805    1,450       12,693     19,737         1,615      32,265      33,880
  Fingerlakes, Auburn, NY                      --    1,300       23,698      1,041         1,370      24,669      26,039
  Fairgrounds Square, Reading, PA              --    2,400       22,635      4,748         2,369      27,414      29,783
  Wilkes, Wilkesboro, NC                       --    1,168       13,891      3,649         1,168      17,540      18,708
                                           ------    -----       ------     ------         -----     -------     -------
                                           14,487    7,112       89,505     30,411         7,297     119,731     127,028
                                           ------    -----       ------     ------         -----     -------     -------


  Midwestern
  ----------

  North Valley, Denver, CO                    612       --        7,666      3,629            --      11,295      11,295
  Crossroads, St. Cloud, MN                34,266    1,680        8,303     13,764         2,855      20,892      23,747
  Two Rivers, Clarksville, TN                  --       --        3,206      5,078            --       8,284       8,284
  Crossroads, Ft. Dodge, IA                    --    1,151        2,792      7,534         1,327      10,150      11,477
  Westgate Towne Centre, Abilene, TX           --    1,425        3,050      5,341         1,485       8,331       9,816
  Kandi, Willmar, MN                           --      ---        5,035     14,026           --       19,061      19,061
                                           ------    -----       ------     ------       ------       ------      ------
                                           34,878    4,256       30,052     49,372         5,667      78,013      83,680
                                           ------    -----       ------     ------        ------      ------      ------


  Western
  -------
  Valley North, Wenatchee, WA                  --      405        2,916        945           473       3,793       4,266
  Mall 205, Portland, OR                       --    1,228        6,140      6,368         1,228      12,508      13,736
  Plaza 205, Portland, OR                     710       --        1,677      2,682           695       3,664       4,359
  Peach Tree, Marysville, CA                   --      985        3,622      9,341           985      12,963      13,948
  Valley, Yakima, WA                          563       --        8,731      3,181           623      11,289      11,912
                                           ------   ------      -------    -------        ------     -------     -------
                                            1,273    2,618       23,086     22,517         4,004      44,217      48,221
                                           ------   ------      -------    -------        ------     -------     -------
                                          $50,638  $13,986     $142,643   $102,300       $16,968    $241,961    $258,929
                                           ------   ------      -------    -------        ------     -------     -------


                                          Accumu-    Year
                                           lated   construc-
                                          depreci-   tion          Date
    Description                            ation   completed     Acquired        Life
-----------------------------------       -------  ---------     --------        ----
Shopping Malls:

  Eastern
  -------

  Middletown, Fairmont, WV  (A)           $ 2,980     1970      12-03-70        50
  Wyoming Valley, Wilkes Barre, PA (A)      5,375     1972      06-12-72        49
  Mountaineer, Morgantown, WV               6,808     1975      01-29-78        60
  Fingerlakes, Auburn, NY                   6,822     1980      09-28-81        50
  Fairgrounds Square, Reading, PA           6,587     1980      09-30-81        57
  Wilkes, Wilkesboro, NC                    4,105     1982      05-04-83        50
                                           ------
                                           32,677
                                           ------



  Midwestern
  ----------

  North Valley, Denver, CO                  4,057     1967      12-03-69        60
  Crossroads, St. Cloud, MN                 6,326     1966      01-01-72        64
  Two Rivers, Clarksville, TN               2,359     1968      09-26-75        50
  Crossroads, Ft. Dodge, IA                 3,206     1967      04-22-77        57
  Westgate Towne Centre, Abilene, TX        2,226     1962      04-22-77        60
  Kandi, Willmar, MN                        5,125     1973      03-12-79        55
                                           ------
                                           23,299
                                           ------


  Western
  -------
  Valley North, Wenatchee, WA               2,012     1966      08-30-73        40
  Mall 205, Portland, OR                    4,482     1970      03-01-75        59
  Plaza 205, Portland, OR                   1,224     1970      04-26-78        47
  Peach Tree, Marysville, CA                3,411     1972      12-19-79        50
  Valley, Yakima, WA                        2,979     1972      05-01-80        54
                                           ------
                                           14,108
                                           ------
                                          $70,084
                                           ------

                                                                                                                        Schedule III
                                                                                                                        ------------
                                                                                                                         Continued
                                                                               Cost
                                                                            capitalized
                                                        Initial cost to    subsequent to       Gross amount at which
                                                           Registrant       acquisition         carried at close of
                                                     ------------------    -------------              period
                                                            Buildings          Land       -----------------------------
                                          Encum-              and               and                Buildings and
    Description                           brances    Land  Improvements    Improvements    Land     Improvements   Total
-----------------------------------       -------    ----  ------------    ------------    ----     -------------  -----
Apartments:
  Midwestern
  ----------
  Somerset Lakes, Indianapolis, IN        $12,000   $ 2,172     $16,400      $1,591        $2,172    $17,991     $20,163
  Meadows of Catalpa, Dayton, OH            7,863     1,270       7,955         934         1,270      8,889      10,159
                                           ------     -----      ------       -----         -----     ------      ------
                                           19,863     3,442      24,355       2,525         3,442     26,880      30,322
                                           ------     -----      ------       -----         -----     ------      ------

  Southeastern
  ------------
  Briarwood, Fayetteville, NC                  --        495      6,614         695            495     7,309       7,804
  Woodfield Gardens, Charlotte, NC            907        171      3,087         371            171     3,458       3,629
  Windgate Place, Charlotte, NC             1,548        353      4,818         655            353     5,473       5,826
  Walden Village, Atlanta, GA               2,628      2,768      9,288       1,073         2,768    10,361       13,129
  Beech Lake, Durham, NC                       --      3,760     15,707          33          3,760    15,740      19,500
                                           ------     ------     ------       -----         ------    ------      ------
                                            5,083      7,547     39,514       2,827          7,547    42,341      49,888
                                           ------     ------     ------       -----         ------    ------      ------
                                           24,946     10,989     63,869       5,352        10,989    69,221       80,210
                                           ------     ------     ------       -----        ------    ------       ------

Office Buildings:
  Midwestern
  ----------
  55 Public Square, Cleveland OH               --     2,500      19,055       7,916         2,500     26,971      29,471
  Circle Tower, Indianapolis, IN               --       270       1,609       1,962           270      3,571       3,841
  Rockwell Avenue, Cleveland, OH               --     1,964       6,160       4,556         1,969     10,711      12,680
  300 Sixth Avenue, Pittsburgh, PA           969(B)     144       2,667       5,575           144      8,242       8,386
  Ninth Street Plaza, Cleveland, OH            --       710       5,718         714           710      6,432       7,142
  Henry C. Beck, Shreveport, LA                --       717       3,906       2,938           717      6,844       7,561
  Landmark Towers, Oklahoma City, OK        1,098     1,940       7,234       5,308         1,940     12,542      14,482
                                            -----    ------      ------      ------         -----     ------      ------
                                            2,067     8,245      46,349      28,969         8,250     75,313      83,563
                                            -----    ------      ------      ------         -----     ------      ------

Other:
  Land-Huntington Bldg., Cleveland, OH         --     4,501          --          --         4,501         --       4,501
  Parking Garage, Cleveland, OH             9,132     1,600       4,407         898         1,600      5,305       6,905
  Parking Facility, Cleveland, OH              --     2,030          --         256         2,286         --       2,286
                                           ------    ------     -------     -------        ------    -------     -------
                                            9,132     8,131       4,407       1,154         8,387      5,305      13,692
                                           ------    ------     -------     -------        ------    -------     -------

     Totals, December 31, 1994            $86,783   $41,351    $257,268    $137,775      $ 44,594   $391,800    $436,394(C)
                                           ======    ======     =======     =======        ======    =======     =======

                                          Accumu-     Year
                                           lated    construc-
                                          depreci-     tion        Date
    Description                            ation    completed    Acquired       Life
-----------------------------------       --------  ---------    --------       ----
Apartments:
  Midwestern
  ----------
  Somerset Lakes, Indianapolis, IN         $3,047     1975      11-10-88        40
  Meadows of Catalpa, Dayton, OH            1,493     1972      07-11-89        40
                                            -----
                                            4,540
                                            -----

  Southeastern
  ------------
  Briarwood, Fayetteville, NC                 750  1968-70      06-30-91        40
  Woodfield Gardens, Charlotte, NC            395     1974      06-30-91        40
  Windgate Place, Charlotte, NC               678  1974-78      06-30-91        40
  Walden Village, Atlanta, GA                 748     1973      06-01-92        40
  Beech Lake, Durham, NC                      152     1986      08-19-94        40
                                            -----
                                            2,723
                                            -----
                                            7,263
                                            -----

Office Buildings:
  Midwestern
  ----------
  55 Public Square, Cleveland OH           15,016     1959      01-15-63        63
  Circle Tower, Indianapolis, IN            1,772     1930      10-16-74        40
  Rockwell Avenue, Cleveland, OH            4,459     1916      04-30-79        40
  300 Sixth Avenue, Pittsburgh, PA          2,723     1906      05-01-79        52
  Ninth Street Plaza, Cleveland, OH         1,371     1981      10-11-85        50
  Henry C. Beck, Shreveport, LA             2,872     1958      08-30-74        51
  Landmark Towers, Oklahoma City, OK        4,086  1967-71      10-01-77        60
                                           ------
                                           32,299
                                           ------

Other:
  Land-Huntington Bldg., Cleveland, OH         --      ---      10-25-61        --
  Parking Garage, Cleveland, OH              2,084    1969      12-31-75        53
  Parking Facility, Cleveland, OH              242    ---       09-19-77        10
                                           -------
                                             2,326
                                           -------

     Totals, December 31, 1994            $111,972
                                           =======

(A) Registrant's ownership represents an undivided 50% interest.  The registrant sold its 50% interests in these malls in January
    1995.
(B) Represents long-term leasehold estate interest which has been capitalized in accordance with Statement of Financial Accounting
    Standards No. 13.
(C) Aggregate cost for federal tax purposes is $417,012,000.

                                                                                                                       SCHEDULE III
                                                                                                                       ------------
                                                                                                                        - CONTINUED


        The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1994,
1993 and 1992:



                                                                            (IN THOUSANDS)

                                                                        Years ended December 31,
                                                             -----------------------------------------------
                                                                1994              1993               1992
                                                             ----------        ----------         ----------
Asset Reconciliation:
  Balance, beginning of period                               $409,060          $397,493            $377,218

  Additions during the period:
    Property acquisitions                                      20,017                67              12,080
    Improvements                                                7,570            11,974               9,013
    Equipment and Appliances                                      787               822               1,247
  Deductions during the period:
    Sales of Real Estate                                                           ( 13)               (416)
    Other - Write-Off of Assets and
              certain fully depreciated
              Tenant alterations                               (1,040)           (1,283)             (1,649)
                                                             --------          --------            --------

  Balance, end of period                                     $436,394          $409,060            $397,493(A)
                                                             ========          ========           =========



Accumulated depreciation
 Reconciliation:
  Balance, beginning of period                               $101,824          $ 92,426            $ 83,801

  Additions during the period:
    Depreciation                                               11,188            10,681              10,274

  Deductions during the period:
    Write-Off of Assets and
    certain fully depreciated
    tenant alterations                                         (1,040)           (1,283)             (1,649)
                                                             --------          --------            --------
  Balance, end of period                                     $111,972          $101,824            $ 92,426(A)
                                                             ========          ========           =========



(A)     Certain amounts for 1992 have been restated to conform with the presentation of 1994 balances.  At December 31, 1994, 1993 and 1992,
        building and improvements included $10.3 million, $9.5 million and $9.5 million, respectively, of leasing costs.  Also included in building and improvements were Equipment and Appliances of $4.5 million, $3.7 million and $2.9 million at December 31, 1994, 1993 and 1992, respectively.

        Accumulated depreciation at December 31, 1994, 1993 and 1992, has also been restated for $4.6 million, $4.1 million and $3.9 million, respectively, of depreciation for leasing costs. Accumulated depreciation for Equipment and Appliances of $1.9 million, $1.4 million and $1 million for December 31, 1994, 1993 and 1992, respectively, was also included in accumulated depreciation.

                                                                                                                       Schedule IV
                                                                                                                       -----------
                                                   MORTGAGE LOANS ON REAL ESTATE
                                                   -----------------------------

                                                      AS OF DECEMBER 31, 1994
                                                      -----------------------
                                      (IN THOUSANDS, EXCEPT FOR PAYMENT TERMS AND FOOTNOTES)
                            Current
                           effective          Final
                          rate on net       maturity
Description               investment          date             Periodic payment terms
---------------           -----------       --------        -----------------------------
First Mortgage
  Loan:

  Secured by                10%             10-31-11        Interest calculated at stated
   office bldg.                                             rate of 9.65%, with install-
   in Cleveland,                                            ments of principal and interest
   Ohio                                                     payable monthly through maturity;
                                                            $13,013,000 due at maturity;
                                                            prepayment without penalty sub-
                                                            ject to certain conditions.

Wraparound Mortgage
  Loan:

  Secured by                14%             11-30-99        Monthly installments of interest
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

                                                            Totals, December 31, 1994

                            Face         Carrying
                          amount of      amount of        Prior            Net
Description               mortgage       mortgage         liens         investment
---------------           ---------      ---------        ------        ----------
First Mortgage
  Loan:

  Secured by              $11,387        $19,440          $ ---         $19,440
   office bldg.
   in Cleveland,
   Ohio

Wraparound Mortgage
  Loan:

  Secured by               18,060        16,321            4,012         12,309
   garden
   apartments
   in Atlanta,
   Georgia
                           ------        ------            -----         ------
                          $29,447       $35,761(A)        $4,012        $31,749
                           ======        ======            =====         ======

(A) Aggregate cost for federal tax purposes is $40,184,000.

                                                                                                                        Schedule IV
                                                                                                                        -----------
                                                                                                                        - Continued

        The following is a reconciliation of the carrying amounts of the mortgage loans outstanding for the years ended December 31, 1994, 1993 and 1992:

                                                                        (In thousands)
                                                                     Years Ended December 31,
                                                             ----------------------------------------
                                                                 1994           1993          1992
                                                             ------------   ------------   ----------
Balance, beginning of period                                 $35,550         $39,573       $61,903

Additions during the period:
---------------------------

 Deferred interest on wrap-
  around mortgage loans, net:

    Secured by wraparound mortgages
    on garden apartments in
    Atlanta, Georgia                                             357             401           387


Deductions during the period:
----------------------------

 Collection of principal                                        (146)         (4,424)      (11,326)

 Transfer from mortgage investments
  to investments in real estate
  resulting from Deed in lieu of
    foreclosure of a wraparound
    mortgage secured by a garden
    apartment complex in Atlanta, Georgia                         --              --       (11,391)
                                                              ------          ------      --------


Balance, end of period                                       $35,761         $35,550       $39,573
                                                              ======          ======        ======

                                EXHIBIT INDEX
                                -------------

                                   EXHIBIT
                                -------------

EXHIBIT (10)(A) - Share Purchase Agreement dated as of December 31, 1983 between Registrant and First Union Management, Inc., (Incorporated
        by reference to Registration Statement No. 2-88719)................

EXHIBIT (10)(B) - First Amendment to Share Purchase Agreement dated as of December 10, 1985 between Registrant and First Union Management, Inc., (Incorporated by reference to Registration Statement
        No. 33-2818).......................................................

EXHIBIT (10)(C) - Second Amendment to Share Purchase Agreement dated as of December 9, 1986 between Registrant and First Union Management, Inc., (Incorporated by reference to Registration Statement
        No. 33-11524).....................................................

EXHIBIT (10)(D) - Third Amendment to Share Purchase Agreement dated as of December 2, 1987 between Registrant and First Union Management, Inc., (Incorporated by reference to Registration Statement
        No. 33-19812).....................................................

EXHIBIT (10)(E) - Fourth Amendment to Share Purchase Agreement dated as of December 7, 1988 between Registrant and First Union Management, Inc., (Incorporated by reference to Registration Statement
        No. 33-26758).....................................................

EXHIBIT (10)(F) - Fifth Amendment to Share Purchase Agreement dated as of November 29, 1989 between Registrant and First Union Management, Inc., (Incorporated by reference to Registration Statement
        No. 33-33279)......................................................

EXHIBIT (10)(G) - Sixth Amendment to Share Purchase Agreement dated as of November 28, 1990 between Registrant and First Union Management, Inc., (Incorporated by reference to Registration Statement
        No. 33-38754)......................................................

EXHIBIT (10)(H) - Seventh Amendment to Share Purchase Agreement dated as of November 27, 1991 between Registrant and First Union Management, Inc., (Incorporated by reference to Registration Statement
        No. 33-45355)......................................................

EXHIBIT (10)(I) - Eighth Amendment to Share Purchase Agreement dated as of November 30, 1992 between Registrant and First Union Management, Inc., (Incorporated by Reference to Registration Statement
        No. 33-57756)......................................................

EXHIBIT (10)(J) - $60 Million Credit Agreement.............................
EXHIBIT (11) - Statements RE: Computation of Per Share Earnings............
EXHIBIT (12) - Statements RE: Computation of Ratios........................
EXHIBIT (13) - 1994 Annual Report to Shareholders..........................
EXHIBIT (23) - Consent of Independent Public Accountants...................
EXHIBIT (24) - Powers Of Attorney..........................................