Form 10-Q
period 1995-03-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1995-05-15
CIK 37008

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _______________

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ________________

For Quarter Ended March 31, 1995                   Commission File Number 1-6249
                  --------------                                          ------

           First Union Real Estate Equity and Mortgage Investments
- - - - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Ohio                                               34-6513657
- - - - - --------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

      Suite 1900, 55 Public Square
            Cleveland, Ohio                                       44113-1937
- - - - - ---------------------------------------                      -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (216) 781-4030
                                                            --------------------


- - - - - --------------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      / x /      No     /   /

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   18,272,537 Shares of Beneficial Interest outstanding as of March 31, 1995
________________________________________________________________________________

================================================================================

              Total number of pages contained in this report:   9
                                                              -----

PART I - FINANCIAL INFORMATION
- - - - - ------------------------------

Item 1.  Financial Statements.
- - - - - -------  ---------------------

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

         The unaudited "Combined Balance Sheets" as of March 31, 1995 and December 31, 1994 and "Selected Financial Data, Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended March 31, 1995 and 1994, of the registrant, and "Notes to Combined Financial Statements," presented in the registrant's First Quarter Report, March 31, 1995, are incorporated herein by reference. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2.      Management's Discussion and Analysis of Financial Condition and
- - - - - -------      ---------------------------------------------------------------
             Results of Operations.
             ----------------------

        In January 1995, the Trust sold its 50% interests in two malls in Wilkes-Barre, Pennsylvania and Fairmount, West Virginia for $29.5 million in cash ($2 million was received in 1994), a $6 million mortgage note receivable and the assumption by the purchaser of $4.7 million in mortgage debt, resulting in a capital gain of approximately $29.9 million.

        Income from operations was $1.6 million for the three months ended March 31, 1995 and 1994.

        Income from property operations, which is rents less operating expenses and real estate taxes, increased when comparing the first three months of 1995
to the same period of 1994.   This increase is primarily attributed to the
acquisition of an apartment complex in August 1994 and increased occupancy and rental rates per unit from the apartment complexes in the portfolio for all of 1995 and 1994. However, this increase was partially offset by the property operating income from the two properties sold in January 1995, as mentioned above. The proceeds from this transaction were invested in short-term securities for the last two months of the first quarter of 1995.

        Depreciation and amortization expense increased when comparing the first quarter of 1995 to that of 1994. The apartment complex acquired in August 1994 and tenant construction costs incurred during 1994 were the primary reasons for this increase.

        Mortgage interest expense increased when comparing the first quarters of 1995 and 1994. This increase was caused by an increase of approximately three hundred basis points in the interest rate on a variable rate mortgage loan secured by a shopping mall in St. Cloud, Minnesota when comparing 1995 to 1994.

        Bank loan interest expense increased when comparing the first quarters of 1995 and 1994 due to an increase of approximately three hundred basis points in short-term interest rates from the first quarter of 1994 to that of 1995. The increase in interest rates was partially offset by the Trust repaying $17 million under its bank lines of credit in December 1994.

        General and administrative expenses increased when comparing the three months ended March 31, 1995 to the same period of 1994. The increase was caused by additional staffing during the last nine months of 1994 required to execute the Trust's strategic plan, and expenses associated with the long-term incentive performance plan which was adopted in April 1994.

        Litigation and proxy expenses of $950,000 were incurred during the first quarter of 1995. These professional fees resulted from litigation and a proxy contest with a minority shareholder. (See Part II, Item 1, Legal Proceedings.)

        Net income was $30.6 million for the first quarter of 1995 and $1.6 million for the first quarter of 1994. A capital gain of $29.9 million was included in net income during the first quarter of 1995 from the sale of two malls, as noted previously.

        Except as noted above, there has been no material change in the Trust's financial condition from December 31, 1994.

PART II - OTHER INFORMATION
- - - - - ---------------------------

Item 1.  Legal Proceedings.
- - - - - -------  ------------------

        On February 3, 1995, the registrant filed a lawsuit in the United States District Court ("District Court") for the Northern District of Ohio (the "Lawsuit") against, INTER ALIA, Turkey Vulture Fund XIII, Ltd. (the "Fund"), and its Managing Partner, Richard M. Osborne ("RMO"), who claimed to beneficially own 9.3% of the outstanding shares of the registrant according to Amendment No. 5 to Schedule 13D filed by the Fund with the Securities and Exchange Commission (the "Commission") on or about May 9, 1995. The Lawsuit is described in Part I, Item 3 of the registrant's Annual Report on Form 10-K filed with the Commission on March 30, 1995.

        On April 12, 1995, the District Court granted registrant's motion to amend its complaint. The defendants named in registrant's First Amended and Supplemental Complaint for Injunctive Relief, Damages, and Other Relief ("Amended Complaint") are The Wolstein Group, Bert Wolstein, Scott Wolstein, Heritage Capital Corporation, and Developers Diversified Realty Corporation (the "Wolstein Defendants"), and RMO, the Fund, and Mark P. Escaja (all collectively the "Defendants"). The Amended Complaint alleges that the Defendants have, INTER ALIA, (i) filed a false and misleading Scchedule 13D and amendments thereto, or failed to file, in violation of Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated thereunder; (ii) failed to comply with the federal and state requirements for commencing a tender offer in violation of Sections 14(a) and 14(d) of the Exchange Act and Section 1707.041 of the Ohio Revised Code;
(iii) manipulated the market for registrant's securities in violation of Sections 10(b) and 14(e) of the Exchange Act and Rule 10b-5; (iv) violated their obligations under registrant's Declaration of Trust and By-Laws, and their obligations of good faith and fair dealing to other shareholders of registrant; (v) disseminated false and misleading proxy statements and other solicitation materials; (vi) that certain defendants and others dealt in registrant's shares while in possession of material, non-public information relating to the commencement of a tender offer in violation of Section 14(e) of the Exchange Act; and (vii) that various Wolstein Defendants controlled persons committing the aforementioned acts or were otherwise responsible for such actions of other persons, in violation of Section 20(a) of the Exchange Act and the rules and regulations promulgated thereunder. The Amended Complaint seeks preliminary and permanent injunctive relief against the Defendants, damages in the amount of $30 million, INTER ALIA, for causing First Union to defend against an illegal proxy contest and distraction of management and business disruption, and such other and further relief as may be just and proper.

        On April 27, 1995, the Fund and RMO filed amended counterclaims (the "Osborne Amended Claims") in the Lawsuit against the registrant and its board of trustees alleging, INTER ALIA, (i) violations of Section 14(a) under the Exchange Act and the rules promulgated thereunder in connection with the solicitation of proxies and the distribution of proxy materials by the registrant relating to the registrant's annual meeting of shareholders held April 11, 1995 (the "Annual Meeting"), and (ii) derivative claims for alleged breach by the trustees of their fiduciary obligations. The Fund and RMO seek relief including (a) invalidation of the results of the election of trustees at the Annual Meeting, (b) an award of damages to the registrant from the trustees of $5.45 million, (c) an award of damages to the Fund and RMO from registrant and the trustees of $500,000 compensatory damages and $1 million punitive damages, and (d) invalidation of the 9.8% ownership limit contained in the registrant's by-laws and the registrant's Rights Plan.

        On May 8, 1995, the Wolstein Defendants filed amended counterclaims (the "Wolstein Amended Claims") against the registrant and James C. Mastandrea alleging tort claims including defamation. The Wolstein Defendants seek compensatory damages in amounts not less than $10 million for defendant Developers Diversified Realty Corporation ("DDRC") and $1 million for each of the other Wolstein Defendants and punitive damages in an amount not less than $20 million for defendant DDRC and $5 million for each of the other Wolstein Defendants.

        The registrant denies that any of the counterclaims are entitled to relief, has filed motions to dismiss the Wolstein Defendants' counterclaims, and is vigorously defending against all counterclaims.

Item 2.  Changes in Securities.
- - - - - ------   ---------------------

         None.

Item 3.  Defaults Upon Senior Securities.
- - - - - ------   -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
- - - - - ------   ---------------------------------------------------

         The following matters were considered at the Annual Meeting of Shareholders held on April 11, 1995:

             1.           Election of Trustees
                          --------------------

        Name                      Total Votes                  For                   Against    Abstentions
        ----                      -----------                  ---                   -------    -----------
Stephen R. Hardis                 7,929,616                 7,579,808                 -----     349,808

E. Bradley Jones                  7,929,616                 7,272,931                 -----     656,685

James C. Mastandrea               7,929,616                 7,648,507                 -----     281,109

Steven A. Calabrese               5,139,822                 5,117,542                 -----      22,280

Richard M. Osborne                5,584,097                 5,561,817                 -----      22,280

James R. Webb                     5,139,822                 5,117,542                 -----      22,280

        The three nominees proposed for re-election by the Board of Trustees of First Union Real Estate Investments -- Stephen R. Hardis, E. Bradley Jones and James C. Mastandrea -- were re-elected for three-year terms.

                           Continuing Term Trustees
                           ------------------------

                   Name                                                      Expiration of Term
                   ----                                                      ------------------
             Otes Bennett, Jr.                                                       1996

             Allen H. Ford                                                           1996

             Daniel G. DeVos                                                         1996

             Kenneth K. Chalmers                                                     1997

             William E. Conway                                                       1997

             Russell R. Gifford                                                      1997


             2.           Other Matters
                          -------------

                          A shareholder proposed to disallow proxy ballots which are unmarked as an affirmative vote for the issue under consideration.

                          Total Votes         For       Against    Abstentions
                          -----------         ---       -------    -----------
                          13,069,438       2,991,305   6,826,184   3,251,949


Item 5.  Other Information.
- - - - - -------  ------------------

             None.

Item 6.  Exhibits and Reports on Form 8-K.
- - - - - -------  ---------------------------------

           (a)    Exhibits:
                  ---------

                  Exhibit (11) -  Statements Re: Computation of Per Share
                  Earnings.

                  Exhibit (20) -  First Quarter Report, March 31, 1995.

                  Exhibit (27) -  Financial Data Schedule

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


                                            First Union Real Estate Equity and
                                                   Mortgage Investments
                                            ----------------------------------
                                                       (Registrant)



Date: May 15, 1995                           By: /s/ Gregory D. Bruhn
      -----------------                          ----------------------------
                                                 Gregory D. Bruhn, Executive
                                                 Vice President and Chief
                                                 Financial Officer



Date: May 15, 1995                           By: /s/ John J. Dee
      -----------------                          ----------------------------
                                                 John J. Dee, Senior Vice
                                                 President-Controller (Principal
                                                 Accounting Officer)

                               Index to Exhibits
                               -----------------


                                                                         Page
                                                                        Number
                                                                        ------

Exhibit (11)      - Statements Re: Computation of Per Share
                    Earnings .........................................     8

Exhibit (20)      - First Quarter Report, March 31, 1995 .............     9

Exhibit (27)      - Financial Data Schedule