Form 10-Q
period 1995-06-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1995-08-14
CIK 37008

________________________________________________________________________________
________________________________________________________________________________
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               _______________

For Quarter Ended June 30, 1995                    Commission File Number 1-6249
                  -------------                                           ------

           First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Ohio                                            34-6513657
-------------------------------                         ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

   Suite 1900, 55 Public Square
           Cleveland, Ohio                                  44113-1937
----------------------------------------                ------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:            (216) 781-4030


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

   18,435,037 Shares of Beneficial Interest outstanding as of June 30, 1995
--------------------------------------------------------------------------------

================================================================================

                number of pages contained in this report:   12
                                                           ---

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements.
------------------------------

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

         The unaudited "Combined Balance Sheets" as of June 30, 1995 and December 31, 1994 and "Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended June 30, 1995 and 1994, of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2.      Management's Discussion and Analysis of Financial Condition and
-------      ---------------------------------------------------------------
             Results of Operations.
             ----------------------

         In January 1995, the registrant sold its 50% interests in two malls in Wilkes-Barre, Pennsylvania and Fairmount, West Virginia for $29.5 million in cash ($2 million was received in 1994), a $6 million mortgage note receivable and the assumption by the purchaser of $4.7 million in mortgage debt, resulting in a capital gain of approximately $29.9 million. The proceeds were invested in short-term securities until tax-free exchange properties were acquired in April 1995 and June 1995.

         In April 1995, the registrant acquired Woodland Commons Shopping Center in Buffalo Grove, Illinois, an upscale suburb of Chicago, with $21 million in cash. Additionally, the registrant acquired Steeplechase Apartments in Cincinnati, Ohio for $11.9 million in cash on June 30, 1995. The purchases were funded with the cash from the sale of the two malls and with bank loans under the registrant's revolving credit agreement. In accordance with provisions of the Internal Revenue Code, the registrant treated the sales and purchases as "like-kind exchanges," and was not required to recognize or distribute a gain for tax purposes, nor pay federal income taxes.

         Income from operations was $1.620 million and $1.654 million for the three months ended June 30, 1995 and 1994, respectively, and $3.260 million and $3.266 million for the six months ended June 30, 1995 and 1994, respectively.

         Income from property operations, which is rents less operating expenses and real estate taxes, increased when comparing the second quarter and six months of 1995 to the same periods of 1994. This increase was primarily attributed to the acquisition of an apartment complex in August 1994, the shopping center purchased in April 1995 and increased rental rates per unit for the apartment complexes in the portfolio for all of 1995 and 1994. The apartment complex acquired on June 30, 1995, had no effect on income from property operations since it was acquired on the last day of the quarter. Additionally, during the second quarter of 1995, favorable nonrecurring items were recognized for a real estate tax refund in the office building portfolio and several rent settlements with former tenants of the retail portfolio, thereby increasing income from property operations when comparing the second quarter and six months of 1995 to the same periods of 1994. However, these increases were partially offset by the loss of property operating income from the two malls sold in January 1995.

         Mortgage interest income increased in the second quarter and six months of 1995 as compared to the same periods of 1994 due to the $6 million mortgage note receivable which was part of the consideration received in January 1995 from the sale of the two malls.

         Short-term investment interest decreased when comparing the same periods of 1995 to that of 1994. During the second quarter and first six months of 1994, the registrant had approximately $40 million invested in short-term marketable securities versus approximately $8 million for the second quarter of 1995 and $13 million for the first six months of 1995. In August 1994, the registrant used $19 million of the short-term investments to purchase an apartment complex. Also, in December 1994, the registrant repaid $17 million under its bank lines of credit with short-term investments. In the second quarter of 1995, the remaining short-term investments from the sale of the two malls was used to purchase the shopping center and apartment complex.

         Depreciation and amortization expense increased when comparing the second quarter and six months of 1995 to the same periods of 1994. The property acquisitions in August 1994 and April 1995 and tenant construction costs incurred in 1994 were the primary reasons for this increase.

         Mortgage interest expense increased when comparing the second quarter and six months of 1995 to the same periods of 1994. This increase was caused by an increase of approximately three hundred basis points in the interest rate on a variable rate mortgage loan secured by a shopping mall in St. Cloud, Minnesota when comparing 1995 to 1994.

         Bank loan interest expense increased when comparing the second quarter and six months of 1995 to the same periods of 1994 due to an increase of three hundred basis points in short-term interest rates when comparing 1995 to 1994. The increase in interest rates was partially offset by the registrant repaying $17 million under its bank lines of credit in December 1994.

         Litigation and proxy expenses of $150,000 and $1.1 million were incurred during the second quarter and six months of 1995, respectively. These professional fees resulted from litigation and a proxy contest with a minority shareholder. (See Part II, Item 1, Legal Proceedings.)

         Net income was $1.470 million and $1.654 million for the second quarter of 1995 and 1994, respectively, and $32.030 million and $3.266 million for the six months ended June 30, 1995 and 1994, respectively. Capital gains included in net income during the six months ended June 30, 1995 were $29.870 million from the sale of the two malls in January 1995.

         Except as noted above, there has been no material change in the registrant's financial condition from December 31, 1994.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.
-------  ------------------

        On February 3, 1995, the registrant filed a lawsuit in the United States District Court ("District Court") for the northern District of Ohio (the "Lawsuit") against, inter alia, Turkey Vulture Fund XIII, Ltd. (the "Fund"), and its Managing Partner, Richard M. Osborne ("RMO"), who claimed to beneficially own 9.3% of the outstanding shares of the registrant according to Amendment No. 5 to Schedule 13D filed by the Fund with the Securities and Exchange Commission (the "Commission") on or about May 9, 1995. The Lawsuit is described in Part I, Item 3 of the registrant's Annual Report on Form 10-K filed with the Commission on March 30, 1995. Since the initial filing, there have been numerous motions and pleadings filed by the various parties and discovery has been conducted.

        On April 12, 1995, the District Court granted the registrant's motion to amend its complaint. The defendants named in the registrant's First Amended and Supplemental Complaint for Injunctive Relief, Damages, and Other Relief ("Amended Complaint") are The Wolstein Group, Bert Wolstein, Scott Wolstein, Heritage Capital Corporation, and Developers Diversified Realty Corporation (the "Wolstein Defendants"), and RMO, the Fund, and Mark P. Escaja (all collectively the "Defendants"). The Amended Complaint is described in Part II,
Item 1 of the registrant's Form 10-Q filed with the Commission on May 15, 1995.

        On July 3, 1995, the District Court granted the registrant's motion to file its second amended complaint. The Defendants named in the registrant's Second Amended and Supplement Complaint for Injunctive Relief, Damages and the Other Relief are the same as those named in the First Amended Complaint. The Second Amended Complaint alleges that the Defendants have, inter alia, (i) filed a false and misleading Schedule 13D and amendments thereto, or failed to file, in violation of Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated thereunder; (ii) failed to comply with the federal and state requirements for commencing a tender offer in violation of Sections 14(a) and 14(d) of the Exchange Act and
Section 1707.041 of the Ohio Revised Code; (iii) manipulated the market for the registrant's securities in violation of Sections 10(b) and 14(e) of the Exchange Act and Rule 10b-5; (iv) violated their obligations under the registrant's Declaration of Trust and By-Laws, and their obligations of good faith and fair dealing to other shareholders of the registrant; (v) disseminated false and misleading proxy statements and other solicitation materials;(vi) that certain defendants and others dealt in the registrant's shares while in possession of material, non-public information relating to the commencement of a tender offer in violation of Section 14(e) of the Exchange Act; (vii) that defendants RMO and The Fund tortuously interfered with the registrant's business relations and business opportunities; and (viii) that various Wolstein Defendants controlled persons committing the aforementioned acts or were otherwise responsible for such actions of other persons, in violation of Section 20(a) of the Exchange Act and the rules and regulations promulgated thereunder. The Second Amended Complaint seeks preliminary and permanent injunctive relief against the Defendants, damages in the amount of $30 million, inter alia, for causing the registrant to defend against an illegal proxy contest and distraction of management and business disruption, and such other and further relief as may be just and proper.

        On June 16, 1995, the District Court granted the Fund and RMO's motion to file their second amended counterclaims (the "Osborne Second Amended Claims") in the Lawsuit against the registrant and its board of trustees alleging, inter alia, (i) violations of Section 14(a) under the Exchange Act and the rules promulgated thereunder in connection with the solicitation of proxies and the distribution of proxy materials by the registrant relating to the registrant's annual meeting of shareholders held April 11, 1995 (the "Annual Meeting"), and (ii) derivative claims for alleged breach by the trustees of their fiduciary obligations. The Fund and RMO seek relief including (a) invalidation of the results of the election of trustees at the Annual Meeting, (b) an award of damages to the registrant from the trustees of $5.45 million, and (c) an award of damages to the Fund and RMO from the registrant and the trustees of $500,000 in compensatory damages and $2 million in punitive damages.

        The Wolstein Defendants have filed amended counterclaims (the "Wolstein Amended Claims") against the registrant and James C. Mastandrea alleging tort claims. The Wolstein Defendants seek compensatory damages in amounts not less than $10 million for defendant Developers Diversified Realty Corporation ("DDRC") and $1 million for each of the Wolstein Defendants and punitive damages in an amount not less than $20 million for defendant DDRC and $5 million for each of the other Wolstein Defendants. Defendant Escaja has also filed a counterclaim for allged abuse of process. He seeks $500,000 in compensatory damages and $500,000 in punitive damages.

        The registrant denies that any of the counterclaims are entitled to relief, has filed motions to dismiss all counterlaims, and is vigorously defending against all counterclaims. The registrant has filed a motion for summary judgement in its favor on certain of its claims against RMO and the Fund. RMO, the Fund, the Wolstein defendants and Escaja have also filed motions for summary judgment. On August 9, 1995, the District Court denied the Wolstein Defendants' motion pertaining to First Union's claim that the Wolstein Defendants are liable on controlling persons for the securities law violations of their agent/employee defendent Escaja, under Section 20 of the Exchange Act and common law principles of agency. The District Court granted the motion for summary judgment, in part, that the Wolstein Defendents cannot be bound by the registrant's Declaration of Trust and had no obligation to make filings under the Exchange Act since there was no evidence that the Wolstein Defendants ever owned any of the registrant's shares. DDRC was dismissed from the lawsuit. Accordingly, the Wolstein Defendants with the exception of DDRC, remain parties to this action with respect to the Claims described above. Trial is scheduled to begin October 31, 1995.


Item 2.  Changes in Securities.
-------  ----------------------

         None.

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         None.


Item 5.  Other Information.
-------  ------------------

         None.


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)    Exhibits:
                --------

       Exhibit (11) -  Statements Re: Computation of Per Share Earnings.

       Exhibit (20) -  Financial Statements (Unaudited)
                    - Combined Balance Sheets as of June 30, 1995 and December 31, 1994
                    - Combined Statements of Income, for the Three and Six Months ended June 30, 1995 and 1994
                    - Combined Statements of Changes in Cash, for the Three and Six Months ended June 30, 1995 and 1994.
                    -  Notes to Combined Financial Statements

       Exhibit (27) -  Financial Data Schedule

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


                                         First Union Real Estate Equity and
                                                 Mortgage Investments
                                         ----------------------------------
                                                     (Registrant)



Date:  August 14, 1995                   By:  /s/ Gregory D. Bruhn
      -----------------                      ----------------------------------
                                              Gregory D. Bruhn, Executive
                                              Vice President and Chief
                                              Financial Officer



Date:  August 14, 1995                   By:  /s/ John J. Dee
      -----------------                      ----------------------------------
                                              John J. Dee, Senior Vice
                                              President-Controller (Principal
                                              Accounting Officer)


                                        Index to Exhibits
                                        -----------------


                                                                                       Page
                                                                                      Number
                                                                                      ------
Exhibit (11)      - Statements Re: Computation of Per Share
                            Earnings ..........................................           8

Exhibit (20)      - Financial Statements (unaudited)
                            Combined Balance Sheets as of June 30, 1995
                            and December 31, 1994..............................           9

                  - Combined Statements of Income, for the Three
                            and Six Months ended June 30, 1995 and 1994........          10

                  - Combined Statements of Changes in Cash, for the
                            Three and Six Months ended June 30, 1995 and 1994.           11

                  - Notes to Combined Financial Statements.....................          11

Exhibit (27)      - Financial Data Schedule....................................          12