Form 10-Q
period 1995-09-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1995-11-13
CIK 37008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------


For Quarter Ended September 30, 1995              Commission File Number 1-6249
                  ------------------                                     ------

           First Union Real Estate Equity and Mortgage Investments
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Ohio                                               34-6513657
--------------------------------                         ----------------------

(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                       Identification) No.)

         Suite 1900, 55 Public Square
             Cleveland, Ohio                                     44113-1937
-------------------------------------                      --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:             (216) 781-4030
                                                           --------------------

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

18,435,057 Shares of Beneficial Interest outstanding as of September 30, 1995
------------------------------------------------------------------------------

==============================================================================

             Total number of pages contained in this report:   11
                                                               --

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements.
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

         The unaudited "Combined Balance Sheets" as of September 30, 1995 and December 31, 1994 and "Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended September 30, 1995 and 1994, of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2.      Management's Discussion and Analysis of Financial Condition and
-------      ---------------------------------------------------------------
             Results of Operations.
             ----------------------

         In January 1995, the registrant sold its 50% interests in two malls in Wilkes-Barre, Pennsylvania and Fairmount, West Virginia for $29.5 million in cash ($2 million was received in 1994), a $6 million mortgage note receivable and the assumption by the purchaser of $4.7 million in mortgage debt, resulting in a capital gain of approximately $29.9 million. The proceeds were invested in short-term securities until tax-free exchange properties were acquired in April 1995 and June 1995. The $6 million note earns interest at 9% and is secured by one of the malls and 750,000 shares of partnership units in Crown American Properties, L.P.

         In April 1995, the registrant acquired Woodland Commons Shopping Center in Buffalo Grove, Illinois, an upscale suburb of Chicago, with $21 million in cash. Additionally, the registrant acquired Steeplechase Apartments in Cincinnati, Ohio for $11.9 million in cash on June 30, 1995. The purchases were funded with the cash from the sale of the two malls and with bank loans under the registrant's revolving credit agreement. In accordance with provisions of the Internal Revenue Code, the registrant treated the sales and purchases as "like-kind exchanges," and was not required to recognize or distribute a gain for tax purposes, nor pay federal income taxes. The net result of the sale and tax free exchange was an increase of $200,000 of annualized fund from operations (income from operations less litigation and proxy expenses plus non-cash charges for depreciation and amortization).

         Income from operations was $840,000 and $1.6 million for the three months ended September 30, 1995 and 1994, respectively, and $4.1 million and $4.9 million for the nine months ended September 30, 1995 and 1994, respectively.

         Income from property operations, which is rents less operating expenses and real estate taxes, increased when comparing the nine months of 1995 to the same period of 1994. This increase was primarily due to the apartment complex acquired in August 1994 and property acquisitions in 1995, as noted previously, but was offset by the sale of the two malls in January 1995. Additionally, income from property operations for properties in the portfolio for the first nine months of 1995 and 1994 increased due to increased occupancy in the retail portfolio and higher rents per unit in the apartment portfolio and was approximately the same when comparing the third quarter of 1995 to that of 1994.

         Mortgage interest income increased in the third quarter and nine months of 1995 as compared to the same periods of 1994 due to the $6 million mortgage note receivable which was part of the consideration received in January 1995 from the sale of the two malls.

         Short-term investment interest declined when comparing the same periods of 1995 to that of 1994. During the third quarter of 1995, the registrant had no short-term investments versus an average of $32 million in 1994. Additionally, during the first nine months of 1995 the registrant had an average of $8.5 million in short-term investments versus $36 million for the first nine months of 1994. In August 1994, the registrant used $19 million of the short-term investments to purchase an apartment complex. Additionally, in December 1994, the registrant repaid $17 million under its bank lines of credit with short-term investments. In the second quarter of 1995, the remaining short-term investments from the sale of the two malls was used to purchase the shopping center and apartment complex.

         Depreciation and amortization expense increased when comparing the third quarter and nine months of 1995 to the same periods of 1994. The property acquisitions in the third quarter of 1994 and second quarter of 1995 and tenant construction costs during 1994 and 1995 were the primary reasons for this increase.

         Mortgage interest expense increased when comparing the third quarter and nine months of 1995 to the same periods of 1994. This increase was caused by an increase of approximately 300 basis points in the interest rate on a variable rate mortgage loan secured by a shopping mall in St. Cloud, Minnesota when comparing 1995 to 1994.

         Bank loan interest expense increased when comparing the third quarter and nine months of 1995 to the same periods of 1994 due to an increase of approximately 250 basis points in short-term interest rates when comparing 1995 to 1994. The increase in interest rates was partially offset by decreased borrowings during 1995 under the bank lines of credit

         Litigation and proxy expenses of $320,000 and $1.4 million were incurred during the third quarter and nine months of 1995, respectively. These professional fees resulted from litigation and a proxy contest with a minority shareholder. Legal fees continue to be incurred due to counter claims that had to be defended and were ultimately dismissed. (See Part II, Item 1, Legal Proceedings.)

         Net income was $520,000 and $1.6 million for the third quarter of 1995 and 1994, respectively, and $32.6 million and $4.9 million for the nine months ended September 30, 1995 and 1994, respectively. Capital gains included in net income during the nine months ended September 30, 1995 were $29.9 million from the sale of the two malls in January 1995.

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

        The Wolstein Defendants filed amended counterclaims (the "Wolstein Amended Claims") against the registrant and James C. Mastandrea alleging tort claims. The Wolstein Defendants sought compensatory damages in amounts not less than $10 million for defendant Developers Diversified Realty Corporation ("DDRC") and $1 million for each of the Wolstein Defendants and punitive damages in an amount not less than $20 million for defendant DDRC and $5 million for each of the other Wolstein Defendants. Defendant Escaja has also filed a counterclaim for alleged abuse of process. He sought $500,000 in compensatory damages and $500,000 in punitive damages. On September 20, 1995, the court granted the registrant, motion to dismiss the Wolstein's counterclaims and Escaja's counterclaims. No further claims are pending against the registrant from these Defendants. On the same date, the court granted in part the registrant's motion to dismiss the Osborne counterclaims, dismissing all the claims except those arising under Section 14(a) of the Exchange Act, and the claims in defamation.

        On October 5, 1995, the court issued an order upholding the registrant's standing to bring its Exchange Act claims under Sections 13(d), 14(a), 14(d), 14(e) and 20(a) but dismissed the claims under Section 10(b) and Act 10(b)-5 for lack of standing.

        The registrant denies that any of the remaining counterclaims are entitled to relief, and is vigorously defending against them. On August 9, 1995, the District Court denied the Wolstein Defendants' motion pertaining to First Union's claim that the Wolstein Defendants are liable as controlling persons for the securities law violations of their agent/employee defendant Escaja, under Section 20 of the Exchange Act and common law principles of agency. The District Court granted the motion for summary judgment, in part, that the Wolstein Defendants cannot be bound by the registrant's Declaration of Trust and had no obligation to make filings under the Exchange Act since there was no evidence that the Wolstein Defendants ever owned any of the registrant's shares. DDRC was dismissed from the lawsuit.

        The registrant filed a motion for summary judgment in its favor on certain of its claims against RMO and the Fund. RMO, the Fund and Escaja also filed motions for summary judgment. On October 17, 1995, the District Court granted RMO's motion for summary judgment regarding the Section 14(a) claims, on the basis of mootness. All other portions of the motions for summary judgment were denied.

        On October 25, 1995, the registrant moved to dismiss the remaining claims against the Wolstein Defendants without prejudice in order to avoid piecemeal prosecution of its claims against them. However, on October 30, 1995 the court granted the motion to dismiss, but with prejudice. The Registrant intends to appeal this ruling.

        Trial is scheduled to begin January 3, 1996 on all the remaining claims described above.

Item 2.  Changes in Securities.
------   ---------------------
         None.

Item 3.  Defaults Upon Senior Securities.
------   -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------
         None.

Item 5.  Other Information.
------   -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a)    Exhibits:
                --------
                Exhibit (11) -  Statements Re: Computation of Per Share
                                Earnings.

                Exhibit (20) -  Financial Statements (Unaudited)
                             -  Combined Balance Sheets as of
                                September 30, 1995 and December
                                31, 1994
                             -  Combined Statements of Income, for
                                the Three and Nine Months ended
                                September 30, 1995 and 1994
                             -  Combined Statements of Changes in
                                Cash, for the Three and Nine Months
                                ended September 30, 1995 and 1994.
                             -  Notes to Combined Financial Statements

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


                                        First Union Real Estate Equity and
                                                  Mortgage Investments
                                        ----------------------------------
                                                   (Registrant)



Date: November 10, 1995            By: /s/ Gregory D. Bruhn
                                       ----------------------------------------
                                                Gregory D. Bruhn, Executive Vice
                                                President and Chief Financial
                                                Officer



Date: November 10, 1995            By: /s/ John J. Dee
                                       ----------------------------------------
                                                John J. Dee, Senior Vice
                                                President-Controller (Principal
                                                Accounting Officer)

                               Index to Exhibits
                               -----------------


                                                                                        Page
                                                                                       Number
                                                                                       ------
Exhibit (11)      - Statements Re: Computation of Per Share
                            Earnings ..............................................     7

Exhibit (20)      - Financial Statements (unaudited)
                            Combined Balance Sheets as of September 30, 1995
                            and December 31, 1994..................................     8

                  - Combined Statements of Income, for the Three
                            and Nine Months ended September 30, 1995 and 1994......     9

                  - Combined Statements of Changes in Cash, for the
                            Three and Nine Months ended September 30, 1995 and 1994.   10

                  - Notes to Combined Financial Statements.......................      10

                  - Financial Data Schedule......................................      11