Form 10-K405
period 1995-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1996-03-15
CIK 37008

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended 12-31-95                                                 Commission file number  1-6249
                          --------                                                                        --------


                                First Union Real Estate and Mortgage Investments
--------------------------------------------------------------------------------------------------------------
                                (Exact name of registrant as specified in its charter)

              Ohio                                                                          34-6513657
-------------------------------                                                         ------------------
(State or other jurisdiction of                                                           (I.R.S. Employer
incorporation or organization)                                                            Identification  No.)


         Suite 1900, 55 Public Square
              Cleveland, Ohio                                                                             44113-1937
---------------------------------------                                                               -----------------
(Address of principal executive offices)                                                                   (Zip Code)

Registrant's telephone number, including area code:                                                   (216) 781-4030
                                                                                                    --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                      Name of each exchange on
        Title of each class                                                                 which registered
        -------------------                                                          --------------------------

Shares of Beneficial Interest
(Par Value $1 Per Share)                                                               New York Stock Exchange
-----------------------------                                                        ---------------------------

Securities registered pursuant to Section 12(g) of the Act:  None


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

As of January 31, 1996, 17,028,378 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was approximately $127,713,000.


                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

17,485,057   Shares of Beneficial Interest were outstanding as of
                               January 31, 1996

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


           Annual Report to Shareholders for the year ended December 31, 1995 (Parts II and IV).


           Proxy Statement dated March 8, 1996 for the Annual Meeting of Shareholders to be held on April 9, 1996 (Part III).

            FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                   CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                       GENERAL INSTRUCTIONS TO FORM 10-K


ITEM OF FORM 10-K                                               LOCATION
--------------------------------------------                  --------------
                                                             (page or pages)
                                    PART I
                                    ------

 1.      Business . . . . . . . . . . . . . . . . . . . .       3 through 5

 2.      Properties . . . . . . . . . . . . . . . . . . .       6 through 12

 3.      Legal Proceedings. . . . . . . . . . . . . . . .       13

 4.      Submission of Matters to a Vote of
           Security Holders . . . . . . . . . . . . . . .       13


                                   PART II
                                   -------

 5.      Market for Registrant's Common Equity and
           Related Stockholder Matters. . . . . . . . . .       13; Annual Report, 1

 6.      Selected Financial Data. . . . . . . . . . . . .       13; Annual Report, 20

 7.      Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . .       13; Annual Report,
                                                                    33 through 35

 8.      Financial Statements . . . . . . . . . . . . . .       14; Annual Report,
                                                                    21 through 32

 9.      Changes in and disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . .      14


                                   PART III
                                   --------

10.      Directors and Executive Officers of the
           Registrant . . . . . . . . . . . . . . . . . .       15 and 16; Proxy
                                                                   Statement, 1 through 5

11.      Executive Compensation . . . . . . . . . . . . .       16; Proxy Statement,
                                                                   6 and 10 through 16

12.      Security Ownership of Certain Beneficial
           Owners and Management. . . . . . . . . . . . .        16; Proxy Statement, 7
                                                                   and 8

13.      Certain Relationships and Related Transactions .       16; Proxy Statement,
                                                                   8 and 9

                                   PART IV
                                   -------

14.      Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K

         (a) Financial Statements and Financial
                 Statement Schedules. . . . . . . . . . . .     17 and 22 through
                                                                   26; Annual Report,
                                                                   21 through 32

         (b) Exhibits . . . . . . . . . . . . . . . . . .       17 and 18; Exhibit
                                                                   Index, 27 through 28

         (c) Reports on Form 8-K. . . . . . . . . . . . .       18

                                   PART I
                                   ------

   Item 1.  Business.
   -------  ---------

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

            In order to encourage efficient operation and management of its property, and after receiving a ruling from the Internal Revenue Service with respect to the proposed form of organization and operation, the registrant, in 1971, caused a management company to be organized pursuant to the laws of the State of Delaware under the name First Union Management, Inc. (the "Management Company"), to lease property from the registrant and to operate such property for its own account as a separate taxable entity. At December 31, 1995, the registrant net leased 37 of its properties to the Management Company. The shares of the Management Company are held in trust, with the shareholders of the registrant, as exist from time to time, as contingent beneficiaries. For financial reporting purposes, the financial statements of the Management Company are combined with those of the registrant.

            The registrant owns regional enclosed shopping malls, apartment complexes and large downtown office buildings. Its portfolio is diversified by type of property, geographical location, tenant mix and rental market. As of December 31, 1995, the registrant owned (in fee or pursuant to long-term groundleases under which the registrant is lessee) 15 shopping malls, eight apartment complexes, seven office properties and a 1,100-car parking garage and a 300-car parking facility, as well as other miscellaneous properties (see Item 2 - Properties).

            Currently, the registrant intends to concentrate its portfolio in retail and apartment properties while investments in office buildings will be de-emphasized. Although not presently seeking new mortgage investments, except when needed in the disposition of the registrant's office portfolio, the registrant intends to hold its three mortgage investments to maturity.

            All of the registrant's shopping malls compete for tenants on the basis of the rent charged and location, and encounter competition from other retail properties in their respective market areas, and some of the registrant's shopping malls compete with other shopping malls in the environs. However, the principal competition for the registrant's shopping malls may come from future shopping malls locating in their market areas and from mail order and electronic retailers. In three markets in which the registrant competes, overbuilding of retail projects has caused occupancy levels to be negatively impacted. Additionally, the overall economic health of retail tenants impacts the registrant's shopping malls. Due to the overbuilding of retail space and a demand for large, open area, administrative service space in Denver, CO, the registrant has repositioned a former retail mall into an office property during 1995. The registrant's apartment complexes compete with other apartments and residential housing in the immediate areas in which they are located and may compete with apartments and residential housing constructed in the same areas in the future. The registrant's office properties compete for tenants principally with office buildings throughout the respective areas in which they are located. In most areas where the registrant's office construction and competition for tenants has been and continues to be intense on the basis of rent, location and age of the building. High vacancy rates in the cities in which the registrant has properties and the age of the registrant's office properties continue to negatively impact the registrant's occupancy rates and its ability to raise rental rates. Additionally, these factors also impact the ability of the registrant to dispose of its office properties. Moreover, the registrant's parking facilities compete with other parking facilities in the immediate areas in which they are located and may compete with new parking facilities constructed in the same areas in the future. Additionally, the registrant's mortgage investments are collateralized by an office building, shopping mall, partnership units of another public real estate investment trust and an apartment complex. Risks inherent with the registrant's portfolio are applicable to the collateral securing the mortgage investments. These risks may impair the realizability of the mortgage investments.

     The registrant also experiences considerable competition when attempting to acquire equity interests in desirable real estate at operating yields below the registrant's cost of funds. As prices for real estate acquisitions continue to firm, purchasing properties at substantial yields above the registrant's cost of funds requires the registrant to assume an increased level of risk. The competition is provided by other real estate investment trusts, insurance companies, private pension plans and private developers. Additionally, the registrant's credit rating and leverage affect its competitive position in the public debt and equity markets.

     The federal government and a number of states have adopted handicapped facilities and energy laws and regulations relative to the development and use of real estate. Such laws and regulations may operate to reduce the number and attractiveness of investment opportunities available to the registrant. The registrant has reviewed the properties which it owns or in which it has a leasehold interest to determine the extent and amount of capital expenditures to comply with the requirements for handicapped facilities. While the registrant is making and will continue to make modifications to the properties which it owns, the expenditures are not expected to be material. The registrant is not aware of any other requirements to make capital expenditures to comply with such laws and regulations. Other effects upon the registrant's investments which result from the application of such laws and regulations cannot be predicted.

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

            The number of persons employed by the registrant is 43.

ITEM 2.  PROPERTIES

The following table sets forth certain information relating to the registrant's investments at December 31, 1995:


                                                                           Square                              Year       Total
                                                 Date of     Ownership     feet(1)                Occupancy construction   cost
Direct equity investments   Location            acquisiion   percentage    (000)                   rate(2)    completed    (000)
-------------------------   --------            ----------   ----------    --------                --------  ----------    -----
Shopping Malls:
  Eastern
  -------
Mountaineer                Morgantown, WV         1/29/78      100%         674(4)                    81%       1975      $33,798
Fingerlakes                Auburn, NY             9/28/81      100          404                       90        1980       26,726
Fairgrounds Square         Reading, PA            9/30/81      100          529(6)                    97        1980       36,752
Wilkes                     Wilkesboro, NC         5/04/83      100          359                       69        1982       18,710
                                                                                                                          -------
                                                                                                                          115,986
                                                                                                                          -------
  Midwestern
  ----------
Crossroads                 St. Cloud, MN          1/01/72      100          733(9)                    97        1966       29,647
Two Rivers                 Clarksville, TN        9/26/75      100          233                       46        1968        8,341
Crossroads                 Fort Dodge, IA         4/22/77      100          425(11)                   93        1967       11,715
Westgate Towne Centre      Abilene, TX            4/22/77      100          386(12)                   36(13)    1962        9,719
Kandi                      Willmar, MN            3/12/79      100          451                       89        1973       20,111
Woodland Commons           Buffalo Grove, IL      4/03/95      100          171                       97        1991       21,862
                                                                                                                          -------
                                                                                                                          101,395
                                                                                                                          -------
  Western
  -------
Valley North               Wenatchee, WA          8/30/73      100          171                       93        1966        4,153
Mall 205                   Portland, OR           3/01/75      100          434(14)                   97        1970       13,663
Plaza 205                  Portland, OR           4/26/78      100          168                       87        1970        4,288
Peach Tree                 Marysville, CA         12/19/79     100          436                       50(15)    1972       13,536
Valley                     Yakima, WA             5/01/80      100          426(16)                   97        1972       12,187
                                                                                                                          -------
                                                                                                                           47,827
                                                                                                                          -------
                                                                                                                          265,208
                                                                                                                          -------
Apartments:
  Midwestern
  ----------
Somerset Lakes             Indianapolis, IN       11/10/88     100          360 units                 97        1975       20,276
Meadows of Catalpa         Dayton, OH              7/11/89     100          323 units                 94        1972       10,405
Steeplechase               Cincinnati, OH          6/30/95     100          272 units                 95        1987       12,007
                                                                                                                          -------
                                                                                                                           42,688
                                                                                                                          -------
  Southern
  --------
Briarwood                  Fayetteville, NC        6/30/91     100          273 units                 96        1968-70     8,190
Woodfield Gardens          Charlotte, NC           6/30/91     100          132 units                 97        1974        3,656
Windgate Place             Charlotte, NC           6/30/91     100          196 units                 94        1974-78     5,921
Walden Village             Atlanta, GA             6/01/92     100          380 units                 91        1973       13,422
Beech Lake                 Durham, NC              8/19/94     100          345 units                 95        1986       19,670
                                                                                                                          -------
                                                                                                                           50,859
                                                                                                                          -------
                                                                                                                           93,547
                                                                                                                          -------




                                                    Mortgage Loans
                                --------------------------------------------------------------
                                                 Balance     Principal
                                Original            at       repayment
                                balance(s)       12/31/95    for 1996    Interest    Year of
Direct equity investments        (000)             (000)      (000)        rate       maturity
-------------------------       ----------       --------    ---------   --------    ---------
Shopping Malls:
  Eastern
  -------
Mountaineer                      $14,447(3)       $8,985(5)    $896(5)       ---%(5)     ---(5)
Fingerlakes                          ---             ---        ---          ---         ---
Fairgrounds Square                   ---             ---(7)     ---          ---         ---
Wilkes                               ---             ---        ---          ---         ---
                                  ------          ------        ---
                                  14,447           8,985        896
                                  ------          ------        ---
  Midwestern
  ----------
Crossroads                        50,300(3)       50,205(10)    655(10)      ---(10)     ---(10)
Two Rivers                           ---             ---        ---          ---         ---
Crossroads                           ---             ---(8)     ---          ---         ---
Westgate Towne Centre                ---             ---        ---          ---         ---
Kandi                                ---             ---(7)     ---          ---         ---
Woodland Commons                     ---             ---        ---          ---         ---
                                  ------          ------        ---
                                  50,300          50,205        655
                                  ------          ------        ---
  Western
  -------
Valley North                         ---             ---        ---          ---         ---
Mall 205                             ---             ---        ---          ---         ---
Plaza 205                          1,716             586        136        8.500        1999
Peach Tree                           ---             ---        ---          ---         ---
Valley                               ---             ---        ---          ---         ---
                                     ---
                                  ------          ------     ------
                                   1,716             586        136
                                  ------          ------     ------
                                  66,463          59,776      1,687
                                  ------          ------     ------
Apartments:
  Midwestern
  ----------
Somerset Lakes                       ---             ---        ---          ---         ---
Meadows of Catalpa                 8,000(3)        7,793         76        8.750        2002
Steeplechase                         ---             ---        ---          ---         ---
                                  ------          ------        ---
                                   8,000           7,793         76
                                  ------          ------        ---

  Southern
  --------
Briarwood                          2,542             ---(8)     ---          ---         ---
Woodfield Gardens                  1,074             849         63        8.875        2005
Windgate Place                     1,794           1,463(17)     94(17)      ---(17)     ---(17)
Walden Village                       ---             ---(8)     ---          ---         ---
Beech Lake                           ---             ---        ---          ---         ---
                                   5,410           2,312        157
                                  ------          ------        ---
                                  13,410          10,105        233
                                  ------          ------        ---

                                                                                                            Item 2.  Properties
                                                                                                            -------
                                                                                                                    -Continued

                                                                       Square                Year
                                                Date of    Ownership   feet(1)  Occupancy  construction
Direct equity investments   Location          acquisition  percentage   (000)     rate(2)  completed
-------------------------  -----------------  -----------  ----------  -------  ---------  ----------
Office Buildings:
  Midwestern
  ----------
55 Public Square           Cleveland, OH         1/15/63     100%        398       92%       1959
Circle Tower               Indianapolis, IN     10/16/74     100         104       69        1930
Rockwell Avenue(18)        Cleveland, OH         4/30/79     100         237       45        1916
Ninth Street Plaza(18)     Cleveland, OH        10/11/85     100         147       61        1981
Landmark Towers            Oklahoma City, OK    10/01/77     100         259       85     1967-71


  Southern
  --------
Henry C. Beck              Shreveport, LA        8/30/74     100         185       81        1958


  Western
  -------
North Valley Center (19)   Denver, CO           12/03/69     100         452       72        1967

Other:

Land-Huntington Bldg.      Cleveland, OH        10/25/61     100(20)     ---       --         ---
Parking Garage             Cleveland, OH        12/31/75     100       1,100 spcs. --        1969
Parking Facility           Cleveland, OH         9/19/77     100         300 spcs. --         ---




                                                            Mortgage Loans
                                      --------------------------------------------------------
                                                       Balance   Principal
                                Total       Original       at     repayment
                                cost       balance(s)  12/31/95   for 1996  Interest  Year of
Direct equity investments       (000)        (000)       (000)      (000)      rate    maturity
-----------------------------  ----------  ----------  --------  ---------  --------  --------
Office Buildings:
  Midwestern
  ----------
55 Public Square                 $30,684     $    ---    $   ---(7) $  ---      ---%     ---
Circle Tower                       3,931          ---        ---       ---      ---      ---
Rockwell Avenue(18)               13,106          ---        ---       ---      ---      ---
Ninth Street Plaza(18)             7,289          ---        ---       ---      ---      ---
Landmark Towers                   15,032        2,909        838       283    8.375     1998
                                --------      -------    -------   -------
                                  70,042        2,909        838       283
                                --------      -------    -------   -------

  Southern
  --------
Henry C. Beck                      7,660          ---        ---       ---      ---      ---
                                --------      -------    -------   -------


  Western
  -------
North Valley Center (19)          11,875        2,037        479       144    7.750     1999
                                --------      -------    -------   -------
                                  89,577        4,946      1,317       427
                                --------      -------    -------   -------
Other:

Land-Huntington Bldg.              4,501          ---        ---       ---      ---      ---
Parking Garage                     7,021        9,300(3)   8,916       218    8.550     2014
Parking Facility                   2,286          ---        ---       ---      ---      ---
                                --------      -------    -------   -------
                                  13,808        9,300      8,916       218
                                --------      -------    -------   -------

                                 462,140       94,119     80,114     2,565
   Reserve on carrying value
    of real estate(21)           (12,580)         ---        ---       ---
   Senior debt underlying
    wraparound mortgage loan
     investments                     ---          ---      3,740       297
                                --------      -------    -------   -------
   Total equity investments     $449,560      $94,119    $83,854   $ 2,862
                                ========      =======    =======   =======



                                                             Item 2.  Properties
                                                             -------  ----------
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

(2) Occupancy rates shown are as of December 31, 1995, and are based on the total square feet at each property, except apartments which are based on the number of units and average occupancy during the year.

(3) The registrant obtained mortgages on the following properties subsequent to acquisition: Meadows of Catalpa Apartments in the amount of $8,000,000 in 1992; Huntington Parking Garage in the amount of $9,300,000 in 1993; Mountaineer Mall in the amount of $4,600,000 in 1994 and Crossroads Shopping Center (St. Cloud, MN) in the amount of $50,300,000 in 1995.

(4) The total mall contains 674,000 square feet; the registrant owns 616,000 square feet, the balance being ground leased to Giant Eagle Markets, Inc.

(5) This property has two mortgages. Interest rates are 9.10% and 8.25%. The mortgages mature in 2001 and 2009. The 9.10% mortgage, in the principal amount of $4,648,000, has a principal payment for 1996 of $711,000. The 8.25% mortgage, in the principal amount of $4,337,000, has principal payment for 1996 of $185,000.

(6)  The total mall contains 529,000 square feet; the registrant owns
     431,000 square feet, the balance being separately ground leased to Boscov Department Store, Inc.

(7) These properties are the collateral for the registrant's $60 million revolving line of credit.

(8) These properties are the collateral for the registrant's $20 million revolving line of credit.

(9)  The total mall contains 733,000 square feet; the registrant owns
     625,000 square feet, the balance being separately owned by Target Stores.

(10) This property has two mortgages. Interest rates are 7% and 7.485%. The mortgages mature in 2000 and 2002, respectively. The 7% mortgage, in the principal amount of $753,000 has a principal repayment for 1996 of $61,000. The 7.485% mortgage, in the principal amount of $49,452,000, has a principal repayment for 1996 of $594,000.

(11) The total mall contains 425,000 square feet; the registrant owns 328,000 square feet, the balance being separately owned by an unrelated third party with Sears, Roebuck and Co. as tenant.

(12) The total mall contains 386,000 square feet; the registrant owns
     291,000 square feet, the balance being separately owned by Montgomery Ward & Co., Incorporated.

(13) Highly competitive market conditions have made leasing space difficult. The registrant continues to seek tenants and alternative retail strategies for this property.

                                                             Item 2.  Properties
                                                             -------  ----------
                                                                     - Continued


(14) The total mall contains 434,000 square feet; the registrant owns
     257,000 square feet, the balance being separately owned by Montgomery Ward Development Corporation.

(15) The property was inundated by a flood which occurred in February
     1986. The mall was subsequently rebuilt and re-opened in November 1986. A temporary tenant occupied approximately 70,000 square feet as of December 31, 1995. The Trust is pursuing a mixed use strategy for this former retail facility.

(16) The total mall contains 426,000 square feet; the registrant owns
     309,000 square feet, the balance being separately ground leased to Sears, Roebuck and Co.

(17) This property has two mortgages. Interest rates are 8.875% and 9.375%. The mortgages mature in 2005 and 2007, respectively. The 8.875% mortgage in the principal amount of $823,000 has a principal repayment for 1996 of $62,000. The 9.375% mortgage, in the principal amount of $640,000, has a principal repayment for 1996 of $32,000.

(18) The registrant sold these properties in February 1996.

(19) North Valley Center was repositioned from a shopping mall to an office property during 1995.

(20) The registrant has ground leased the land until October 30, 2011, with seven, 10-year renewal options.

(21) In December 1995, the registrant recorded a $14 million reduction of the carrying value of assets identified for disposition. Subsequent to the disposition of one office building, this reserve is $12,580,000 as of December 31, 1995.

                                                             Item 2.  Properties
                                                             -------  ----------
                                                                     - Continued


     As of December 31, 1995, the registrant owned in fee its interests in Crossroads Center (St. Cloud, Minnesota), Woodland Commons, Mall 205, Crossroads Mall (Ft. Dodge, Iowa), Westgate Towne Centre, Mountaineer Mall, Plaza 205, Peach Tree Mall, Valley Mall, Fingerlakes Mall, Fairgrounds Square Mall, Wilkes Mall, 55 Public Square Building, Henry C. Beck Building, Landmark Towers, Ninth Street Plaza, Somerset Lakes Apartments, Meadows of Catalpa Apartments, Briarwood Apartments, Woodfield Gardens Apartments, Windgate Place Apartments, Walden Village Apartments, Beech Lake Apartments, Steeplechase Apartments, Land - Huntington Building and the Parking Facility. The registrant holds a leasehold estate or estates, or a fee interest and one or more leasehold estates in North Valley Center, Valley North Mall, Two Rivers Mall, Kandi Mall, Circle Tower Building, Rockwell Avenue Building and the Parking Garage.

                                                             Item 2.  Properties
                                                             -------  ----------
                                                                     - Continued
   RENTALS FROM NET LEASES

            The following table sets forth the rentals payable to the registrant for the year ended December 31, 1995, under net leases of the properties indicated:

                                      Annual
            Property                 Base Rent                Percentage Rents
            --------                 ---------                ----------------
   SHOPPING MALLS:
     Eastern
     -------
   Mountaineer (1)                   $  705,000                45% of gross receipts in excess
                                                                 of $1,506,000
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
                                                                 of $931,000

     Midwestern
     ----------

   Crossroads
   (St. Cloud, MN.) (1)               3,300,000                60% of gross receipts in excess
                                                                 of $4,868,000(2)

   Two Rivers (1)                       ---                    5% of gross receipts

   Crossroads
   (Ft. Dodge, IA) (1)                  736,000                55% of gross receipts in excess
                                                                 of $1,302,000

   Westgate Towne Centre (1)            ---                    10% of gross receipts

   Kandi (1)                            712,000                45% of gross receipts in excess
                                                                 of $1,631,000

   Woodland Commons (1)               1,500,000                25% of gross receipts in excess
                                                                 of $1,280,000

    Western
    -------

   Valley North (1)                     543,000                55% of gross receipts in excess
                                                                 of $976,000
   Mall 205 (1)                       1,232,000                55% of gross receipts in excess
                                                                 of $2,146,000
   Plaza 205 (1)                        276,000                60% of gross receipts in excess
                                                                 of $463,000
   Peach Tree (1)                       292,000                45% of gross receipts in excess
                                                                 of $672,000
   Valley (1)                           463,000                50% of gross receipts in excess
                                                                 of $898,000

                                                             Item 2.  Properties
                                                             -------  ----------
                                                                     - Continued

                                      Annual
            Property                 Base Rent                Percentage Rents
APARTMENTS:
  Midwestern
  ----------
Somerset Lakes (1)                  $971,000               55% of gross receipts in excess
                                                             of $1,744,000
Meadows of Catalpa (1)               900,000               35% of gross receipts in excess
                                                             of $2,300,000
Steeplechase (1)                     600,000               50% of gross receipts in excess
                                                             of $1,200,000
  Southern
  --------
Briarwood (1)                        335,000               35% of gross receipts in excess
                                                             of $1,000,000
Woodfield Gardens (1)                100,000               20% of gross receipts in excess
                                                             of $500,000
Windgate Place (1)                   135,000               20% of gross receipts in excess
                                                             of $700,000
Walden Village (1)                   850,000               55% of gross receipts in excess
                                                             of $1,545,000
Beech Lake (1)                       952,000               55% of gross receipts in excess
                                                             of $1,904,000
OFFICE BUILDINGS:
  Midwestern
  ----------
55 Public Square (1)               1,500,000               40% of gross receipts in excess
                                                             of $3,400,000 (3)
Circle Tower (1)                     189,000               25% of gross receipts in excess
                                                             of $709,000
Rockwell Avenue (1)                   75,000               35% of gross receipts in excess
                                                             of $1,261,000 (4)
Ninth Street Plaza (1)               322,000               25% of gross receipts in excess
                                                             of $1,288,000
Landmark Towers East (1)             ---                   15% of gross receipts

Landmark Towers Center (1)            56,000               15% of gross receipts in excess
                                                             of $408,000
Landmark Towers West (1)              56,000               15% of gross receipts in excess
                                                             of $347,000
  Southern
  --------
Henry C. Beck (1)                    179,000               25% of gross receipts in excess
                                                             of $784,000
  Western
  -------
North Valley Center(1)               ---                   5% of gross receipts

OTHER:
Land-Huntington Building             170,000               First $130,000 plus 50% of all additional rental, as defined, received by registrant as landlord under a net lease of the building and improvements situated on the land
Parking Garage (1)                   800,000               70% of gross receipts in excess
                                                             of $1,168,000
Parking Facility (1)                 217,000               70% of gross receipts in excess
                                                             of $416,000

(1)  Leased to the Management Company.
(2)  An additional net lease for the Stearns County Building, which is part of the Crossroads, St. Cloud, MN mall, provides for a base rent of $14,000.
(3)  An additional net lease for the 55 Public Square Building garage provides for a base rent of $281,000 and a percentage rent of
     70% of gross receipts in excess of $537,000.
(4)  An additional net lease for the Rockwell Avenue Building garage provides for a base rent of $316,000 and percentage rent of
     70% of gross receipts in excess of $397,000.

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

Registrant vs. The State of California
--------------------------------------


        The registrant has pursued legal action against the State of California associated with the 1986 flood of Peach Tree Mall. In September 1991, the court ruled in favor of the registrant on the liability portion of this inverse condemnation suit, which the State of California appealed. The registrant is proceeding with its damage claim in Superior Court of the State of California. No recognition of potential income has been made in the December 31, 1995 Combined Financial Statements.


Registrant vs. Richard M. Osborne
---------------------------------


        During 1995, the registrant was involved in a lawsuit with a minority shareholder. The initial lawsuit filed by the registrant alleged several violations of the Securities and Exchange Commission rules and regulations by the minority shareholder and other associated parties. Extensive discovery was undertaken and numerous motions and pleadings were filed by the various parties throughout most of 1995. All litigation was resolved on December 13, 1995 by a settlement and standstill agreement. This agreement provides for the registrant to purchase 950,000 shares of beneficial interest at the average 1995 trading price through December 8, 1995 of $7.50 per share. Additionally, as part of this agreement, the minority shareholder will not acquire additional shares of theregistrant and will vote the remaining shares as recommended by the registrant's management. This transaction was recorded by the registrant in the December 31, 1995 Combined Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

        None.


                                PART II
                                -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -------------------------------------------------------------
         MATTERS.
         --------

           MARKET PRICE AND DIVIDEND RECORD.
           ---------------------------------

        "Market Price and Dividend Record" presented on page 1 of registrant's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

        "Selected Financial Data" presented on page 20 of registrant's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 33 through 35 of registrant's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS.
------------------------------

        The "Combined Balance Sheets" as of December 31, 1995 and 1994, and the "Combined Statements of Income, Combined Statements of Changes in Cash, Combined Statements of Shareholders' Equity" for the years ended December 31, 1995, 1994 and 1993, of the registrant, "Notes to Combined Financial Statements" and "Report of Independent Public Accountants" are presented on pages 21 through 32 of registrant's 1995 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------
     None.


                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     (a)      Directors.
              ----------

              "Election of Trustees" presented on pages 1 through 5 of registrant's 1996 Proxy Statement is incorporated herein by reference.

     (b)      Executive Officers.
              -------------------


                                                                                        Period
                                                                                          of
       Name             Age            Positions, Offices and Business Experience       Service
       ----             ---            ------------------------------------------       -------
James C. Mastandrea     52              Chairman, President, Chief Executive            1993 to date
                                        Officer and Chief Financial Officer since
                                        February 1996.  Chairman, President and
                                        Chief Executive Officer from January 1994
                                        to February 1996 and President and Chief
                                        Operating Officer from July 1993 to
                                        December 1993.  President and Chief
                                        Executive Officer of Triam Corporation,
                                        Chicago, Illinois, an investment adviser to
                                        various real estate investment funds, from
                                        1991 to 1993. Chairman, President and Chief
                                        Executive Officer of Midwest Development
                                        Corporation, Buffalo Grove, Illinois from
                                        1978 to 1991. Served in various capacities
                                        in the field of commercial and real estate
                                        lending from 1971 to 1978, including Vice
                                        President of Continental Bank, Chicago,
                                        Illinois, and with Mellon Bank, Pittsburgh,
                                        Pennsylvania.



Paul F. Levin           49              Senior Vice President, General                  1989 to date
                                        Counsel and Secretary  since December 1994.
                                        Vice President, General Counsel and
                                        Secretary since May 1989.  Principal of
                                        Schwarzwald, Robiner, Rock & Levin, a Legal
                                        Professional Association, from 1981 to
                                        1989.  Associate of Gaines, Stern,





                                        Schwarzwald & Robiner Co., L.P.A.
                                        from 1979 to 1980. Assistant Director of
                                        Law, City of Cleveland, Ohio, from 1975 to
                                        1978.


John J. Dee             44              Senior Vice President and Chief                 1978 to date
                                        Accounting Officer since February 1996.
                                        Senior  Vice  President and Controller
                                        from July 1992 to February 1996. Vice
                                        President and Controller from December 1986
                                        to July 1992,  Controller from April 1981
                                        to December 1986, Assistant Controller from
                                        December 1979 to April 1981, Accounting
                                        Manager from August 1978 to December 1979.


Steven M. Edelman       41              Executive Vice President, Chief                 1980 to date
                                        Investment Officer since January 1996.
                                        Senior Vice President, Chief Investment
                                        Officer from March 1995 to December 1995.
                                        Senior Vice President, Asset Management
                                        from July 1992 to February 1995.  Vice
                                        President, Acquisitions  from December 1985
                                        to June   1992. Assistant Vice  President,
                                        Acquisitions from January 1985 to November
                                        1985. Acquisition Analyst from February
                                        1984 to December 1985.  Assistant
                                        Controller from July 1982 to January 1984.
                                        Internal Auditorfrom June 1980 to June
                                        1982.  Auditor with Touche Ross & Co. from
                                        1978 to 1980.


Thomas T. Kmiecik       37              Senior Vice President,Treasurer                 1984 to date
                                        since January 1996, Vice President,
                                        Treasurer from January 1994 to December
                                        1995.  Treasurer from May 1989 to December
                                        1993.  Assistant Controller from March 1984
                                        to April 1989, Senior Auditor with Arthur
                                        Young from 1980 to 1984.




        The above-named executive officers of the registrant hold office at the pleasure of the Trustees of the registrant, and until their successors are chosen and qualified.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

        "Compensation of Trustees" and "Executive Compensation", presented on page 6 and pages 10 through 16, respectively, of registrant's 1996 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

        "Security Ownership of Trustees, Officers and Others" presented on pages 7 and 8 of registrant's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

        "Certain Relationships and Related Transactions" presented on pages 8 and 9 of registrant's 1996 Proxy Statement is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

   (a)  Financial Statements and Financial Statement Schedules.
        -------------------------------------------------------

        (1)  Financial Statements:
             ---------------------

              Combined Balance Sheets - December 31, 1995 and 1994 (incorporated by reference to page 21 of registrant's 1995 Annual Report to Shareholders).

              Combined Statements of Income - For the Years Ended December 31, 1995, 1994 and 1993 (incorporated by reference to page 22 of registrant's 1995 Annual Report to Shareholders).

              Combined Statements of Changes in Cash - For the Years Ended December 31, 1995, 1994 and 1993 (incorporated by reference to page 23 of registrant's 1995 Annual Report to Shareholders).

              Combined Statementsof Shareholders' Equity - For the Years Ended December 31, 1995, 1994 and 1993 (incorporated by reference to page 24 of registrant's 1995 Annual Report to Shareholders).

              Notes to Combined Financial Statements (incorporated by reference to pages 25 through 31 of registrant's 1995 Annual Report to Shareholders).

              Report of Independent Public Accountants (incorporated by reference to page 32 of registrant's 1995 Annual Report to Shareholders).


        (2)   Financial Statement Schedules:
              ------------------------------




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

   (b)  Exhibits.
        --------


EXHIBIT NUMBER                          DESCRIPTION                     INCORPORATED HEREIN BY
                                                                             REFERENCE TO
(3)(a)                          Declaration of Trust of Registrant      Registration Statement on
                                dated August 1, 1961, as amended        Form S-3 No. 33- 4493
                                through July 25, 1986

(3)(b)                          By-laws of Registrant, as amended       Registration Statement on
                                                                        Form S-3 No. 33-4493

(4)(a)                          Form of certificate for Shares of       Registration Statement on
                                Beneficial Interest                     Form S-3 No. 33-2818





EXHIBIT NUMBER                          DESCRIPTION                     INCORPORATED HEREIN BY
                                                                             REFERENCE TO
(4)(b)                          Form of Indenture governing Debt        Registration Statement on Form S-3 No. 2-81605
                                Securities, dated February 1, 1983
                                between Registrant and Ameritrust
                                Company

(4)(c)                          Form of Debt Security                   Registration Statement on Form S-3 (No. 33-4493)

(4)(d)                          Form of Indenture governing  Debt       Registration Statement on Form S-3 (No. 33-68002)
                                Securities, dated October 1, 1993
                                between Registrant and Society
                                National Bank

(4)(e)                          Form of Note                            Registration Statement on Form S-3 (No. 33-68002)

(4)(f)                          Form of Indenture governing Debt        Registration Statement  on Form S-3 (No. 333-00953)
                                Securities

(4)(g)                          Rights Agreement between Registrant     Form 8-A dated March 30, 1990 (No. 0-18411)
                                and National City Bank dated March 7,
                                1990

(10)(a)                         Share Purchase Agreement dated as of    Registration Statement No. 2-88719
                                December 31, 1989 between registrant
                                and First Union Management, Inc.

(10)(b)                         First Amendment to Share Purchased      Registration Statement No. 33-2818
                                Agreement dated as of December 10,
                                1985 between registrant and First
                                Union Management, Inc.

(10)(c)                         Second Amendment to Share Purchase      Registration Statement No. 33-11524
                                Agreement dated as of December 9,
                                1986 between registrant and First
                                Union Management, Inc.

(10)(d)                         Third Amendment to Share Purchase       Registration Statement No. 33-19812
                                Agreement dated as of December 2,
                                1987 between registrant and First
                                Union Management, Inc.

(10)(e)                         Fourth Amendment to Share Purchase      Registration Statement No. 33-26758
                                Agreement dated as of December 7,
                                1988 between registrant and First
                                Union Management, Inc.

(10)(f)                         Fifth Amendment to Share Purchase       Registration Statement No. 33-33279
                                Agreement dated as of November 29,
                                1989 between registrant and First
                                Union Management, Inc.

(10)(g)                         Sixth Amendment to Share Purchase       Registration Statement No. 33-38754
                                Agreement dated as of November 28,
                                1990 between registrant and First
                                Union Management, Inc.




EXHIBIT NUMBER                          DESCRIPTION                     INCORPORATED HEREIN BY
                                                                             REFERENCE TO
(10)(h)                         Seventh Amendment to Share Purchase     Registration Statement No. 33-45355
                                Agreement dated as of November 27,
                                1991 between registrant and First
                                Union Management, Inc.

(10)(i)                         Eighth Amendment to Share Purchase      Registration Statement No. 33-57756
                                Agreement dated as of November 30,
                                1992 between registrant and First
                                Union Management, Inc.

(10)(j)                         Employment and Consulting Agreement     1991 Form 10-K
                                with Donald S. Schofield dated
                                September 1, 1991

(10)(k)                         Employment Agreement with James C.      June 30, 1994 Form 10-Q
                                Mastandrea dated July 13, 1994

(10)(l)                         Employment Agreement with Gregory D.    June 30, 1994 Form 10-Q
                                Bruhn dated July 13, 1994

(10)(m)                         Credit Agreement with National City     1994 Form 10-K
                                Bank dated December 5, 1994

(10)(n)                         Credit Agreement with Society
                                National Bank dated March 4, 1996

(10)(o)                         1981 Employee Share Option Plan         1992 Proxy Statement

(10)(p)                         1994 Long Term Incentive Performance    1994 Proxy Statement
                                Plan

(11)                            Statements Re: Computation of Per
                                Share Earnings

(12)                            Statements of Ratios of Combined
                                Income from Operations and Combined
                                Net Income to Fixed Charges


(13)                            1995 Annual Report to Shareholders

(18)                            Preferability letter for Change in
                                Accounting Method

(23)                            Consent of Independent Public Accountants

(24)                            Powers of Attorney

(27)                            Financial Data Schedule



     (c)  Reports on Form 8-K.
          --------------------
                   Date                                   Subject
                   ----                                   -------
              December 22, 1995                      Settlement and standstill
                                                     agreement with a minority
                                                     shareholder.

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

                                        FIRST UNION REAL ESTATE EQUITY AND
                                         MORTGAGE INVESTMENTS



                                        By: /s/ James C. Mastandrea
                                           ----------------------------
                                             James C. Mastandrea, Chairman,
                                              President, Chief Executive
                                              Officer, and Chief
                                              Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                            Title                        Date
            ---------                            -----                        ----
   Principal Executive Officer and            Chairman, President,     March 15, 1996
     Principal Financial Officer                Chief Executive
                                                Officer and Chief
                                                Financial Officer
   /s/ James C. Mastandrea
  -----------------------------------
   James C. Mastandrea


   Principal Accounting                       Senior Vice President-   March 15, 1996
     Officer                                    Chief Accounting
                                                Officer
   /s/ John J. Dee
  -----------------------------------
   John J. Dee


   Trustees:                                                )                 Date
   *Otes Bennett, Jr.                                          )              ----
                                                                 )
   *Kenneth K. Chalmers                                          )
                                                                 )
   *William E. Conway                                            )     March 15, 1996
                                                                 )
   *Daniel G. DeVos                                              )
                                                                 )
   *Allen H. Ford                                                )
                                                                 )
   *Stephen R. Hardis                                            )
                                                                 )
   *E. Bradley Jones                                             )
                                                                 )
   *James C. Mastandrea                                          )
                                                                 )
                                                                 )
   *By: /s/ Paul F. Levin                                        )
   ----------------------------------                         )
      Paul F. Levin, Attorney-in-fact                       )

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                 -------------------------------------------

                        FINANCIAL STATEMENT SCHEDULES
                        -----------------------------


To First Union Real Estate Equity
 and Mortgage Investments:


     We have audited in accordance with generally accepted auditing standards, the combined financial statements included in the registrant's 1995 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1996. Our audit was made for the purpose of forming an opinion on those combined statements taken as a whole. The schedules listed under Item 14(a)(2) on page 17 are the responsibility of management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic combined financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic combined financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.



                                                          ARTHUR ANDERSEN LLP




Cleveland, Ohio,
February 5, 1996.

                                                                    Schedule III
                                                                    ------------

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                            AS OF DECEMBER 31, 1995
                            -----------------------
                                 (IN THOUSANDS)
                                 --------------



                                                                              Cost
                                                                           capitalized
                                                        Initial cost to    subsequent to      Gross amount at which
                                                          Registrant        acquisition        carried at close of
                                                     ------------------    -------------            period
                                                             Buildings         Land        ----------------------------
                                          Encum-               and              and                Buildings and
    Description                           brances    Land  Improvements    Improvements    Land   Improvements    Total
-----------------------------------       -------    ----  ------------    ------------    ----   ------------   ------
Shopping Malls:

  Eastern
  -------

  Mountaineer, Morgantown, WV             $ 8,985   $1,450     $ 12,693    $  19,655     $ 1,615    $ 32,183    $33,798
  Fingerlakes, Auburn, NY                      --    1,300       23,698        1,728       1,370      25,356     26,726
  Fairgrounds Square, Reading, PA              --    2,400       22,635       11,717       2,369      34,383     36,752
  Wilkes, Wilkesboro, NC                       --    1,168       13,891        3,651       1,168      17,542     18,710
                                           ------    -----       ------       ------       -----      ------     ------
                                            8,985    6,318       72,917       36,751       6,522     109,464    115,986
                                           ------    -----       ------       ------       -----     -------    -------


  Midwestern
  ----------

  Crossroads, St. Cloud, MN                50,205    1,680        8,303       19,664       5,052      24,595     29,647
  Two Rivers, Clarksville, TN                  --       --        3,206        5,135          --       8,341      8,341
  Crossroads, Ft. Dodge, IA                    --    1,151        2,792        7,772       1,328      10,387     11,715
  Westgate Towne Centre, Abilene, TX           --    1,425        3,050        5,244       1,485       8,234      9,719
  Kandi, Willmar, MN                           --      ---        5,035       15,076          --      20,111     20,111
  Woodland Commons, Buffalo Grove, IL          --    6,744       15,093           25       6,744      15,118     21,862
                                           ------    -----       ------       ------      ------      ------    -------
                                           50,205   11,000       37,479       52,916      14,609      86,786    101,395
                                           ------   ------       ------       ------      ------      ------    -------


  Western
  -------

  Valley North, Wenatchee, WA                  --      405        2,916          832         477       3,676       4,153
  Mall 205, Portland, OR                       --    1,228        6,140        6,295       1,228      12,435      13,663
  Plaza 205, Portland, OR                     586       --        1,677        2,611         695       3,593       4,288
  Peach Tree, Marysville, CA                   --      985        3,622        8,929         985      12,551      13,536
  Valley, Yakima, WA                           --       --        8,731        3,456         623      11,564      12,187
                                           ------   ------      -------      -------      ------    --------    --------
                                              586    2,618       23,086       22,123       4,008      43,819      47,827
                                           ------   ------      -------      -------      ------    --------    --------
                                          $59,776  $19,936     $133,482     $111,790     $25,139    $240,069    $265,208
                                          =======  =======     ========     ========     =======    ========    ========




                                          Accumu-     Year
                                           lated    construc-
                                         depreci-    tion        Date
    Description                           ation    completed   Acquired    Life
-----------------------------------      --------  ---------   --------    ----
Shopping Malls:

  Eastern
  -------

  Mountaineer, Morgantown, WV             $7,445       1975     01-29-78   60
  Fingerlakes, Auburn, NY                  7,227       1980     09-28-81   50
  Fairgrounds Square, Reading, PA          6,785       1980     09-30-81   57
  Wilkes, Wilkesboro, NC                   4,463       1982     05-04-83   50
                                           -----
                                          25,920
                                          ------


  Midwestern
  ----------

  Crossroads, St. Cloud, MN                5,985       1966     01-01-72   64
  Two Rivers, Clarksville, TN              2,669       1968     09-26-75   50
  Crossroads, Ft. Dodge, IA                3,277       1967     04-22-77   57
  Westgate Towne Centre, Abilene, TX       2,351       1962     04-22-77   60
  Kandi, Willmar, MN                       5,435       1973     03-12-79   55
  Woodland Commons, Buffalo Grove, IL        276       1991     04-03-95   40
                                          ------
                                          19,993
                                          ------


  Western
  -------

  Valley North, Wenatchee, WA               2,041      1966     08-30-73   40
  Mall 205, Portland, OR                    4,557      1970     03-01-75   59
  Plaza 205, Portland, OR                   1,265      1970     04-26-78   47
  Peach Tree, Marysville, CA                3,620      1972     12-19-79   50
  Valley, Yakima, WA                        3,176      1972     05-01-80   54
                                          -------
                                           14,659
                                          -------
                                          $60,572
                                          =======


                                                                    Schedule III
                                                                    ------------
                                                                       Continued

                                                                                Cost
                                                                            capitalized
                                                        Initial cost to    subsequent to       Gross amount at which
                                                           Registrant       acquisition         carried at close of
                                                     ------------------    -------------              period
                                                            Buildings          Land       -----------------------------
                                          Encum-              and               and                Buildings and
    Description                           brances    Land  Improvements    Improvements    Land     Improvements   Total
-----------------------------------       -------    ----  ------------    ------------    ----     -------------  -----

Apartments:
  Midwestern
  ----------
  Somerset Lakes, Indianapolis, IN        $    --   $ 2,172     $16,400     $1,704         $2,172     $18,104     $20,276
  Meadows of Catalpa, Dayton, OH            7,793     1,270       7,955      1,180          1,270       9,135      10,405
  Steeplechase, Cincinnati, OH                 --     1,782      10,114        111          1,782      10,225      12,007
                                           ------     -----      ------      -----          -----      ------      ------
                                            7,793     5,224      34,469      2,995          5,224      37,464      42,688
                                            -----     -----      ------      -----          -----      ------      ------

  Southern
  --------
  Briarwood, Fayetteville, NC                  --       495       6,614      1,081            495       7,695       8,190
  Woodfield Gardens, Charlotte, NC            849       171       3,087        398            171       3,485       3,656
  Windgate Place, Charlotte, NC             1,463       353       4,818        750            353       5,568       5,921
  Walden Village, Atlanta, GA                  --     2,768       9,288      1,366          2,768      10,654      13,422
  Beech Lake, Durham, NC                       --     3,760      15,707        203          3,760      15,910      19,670
                                           ------    ------      ------      -----         ------      ------      ------
                                            2,312     7,547      39,514      3,798          7,547      43,312      50,859
                                           ------    ------      ------      -----         ------      ------      ------
                                           10,105    12,771      73,983      6,793         12,771      80,776      93,547
                                           ======    ======      ======      =====         ======      ======      ======

Office Buildings:
  Midwestern
  ----------
  55 Public Square, Cleveland OH               --     2,500      19,055       9,129         2,500      28,184      30,684
  Circle Tower, Indianapolis, IN               --       270       1,609       2,052           270       3,661       3,931
  Rockwell Avenue, Cleveland, OH               --     1,964       6,160       4,982         1,969      11,137      13,106
  Ninth Street Plaza, Cleveland, OH            --       710       5,718         861           710       6,579       7,289
  Landmark Towers, Oklahoma City, OK          838     1,940       7,234       5,858         1,940      13,092      15,032
                                           ------    ------      ------      ------         -----      ------      ------
                                              838     7,384      39,776      22,882         7,389      62,653      70,042
                                           ------     -----      ------      ------         -----      ------      ------

  Southern
  --------
  Henry C. Beck, Shreveport, LA                --       717       3,906       3,037           717       6,943       7,660
                                            -----    ------      ------      ------         -----      ------      ------

  Western
  -------
  North Valley Center, Denver, CO             479        --       7,666       4,209            --      11,875      11,875
                                            -----     -----      ------      ------         -----      ------      ------
                                            1,317     8,101      51,348      30,128         8,106      81,471      89,577
                                            =====     =====      ======      ======         =====      ======      ======

Other:
  Land-Huntington Bldg., Cleveland, OH         --     4,501          --          --         4,501          --       4,501
  Parking Garage, Cleveland, OH             8,916     1,600       4,407       1,014         1,600       5,421       7,021
  Parking Facility, Cleveland, OH              --     2,030          --         256         2,286          --       2,286
                                           ------    ------     -------       -----        ------       -----      ------
                                            8,916     8,131       4,407       1,270         8,387       5,421      13,808
                                           ======    ======     =======       =====        ======       =====      ======
  Reserve on carrying value of real
    estate assets                              --        --          --          --            --     (12,580)    (12,580)
                                           ------    ------     -------     -------       -------     --------     -------
  Real Estate net carrying value at
    December 31, 1995                     $80,114   $48,939    $263,220    $149,981      $ 54,403    $395,157    $449,560
                                           ======    ======     =======     =======        ======     =======     =======



                                          Accumu-            Year
                                          lated             construc-
                                         depreci-             tion       Date
    Description                           ation             completed  Acquired     Life
-----------------------------------      -------            ---------  --------     ----
Apartments:
  Midwestern
  ----------
  Somerset Lakes, Indianapolis, IN         $3,685              1975    11-10-88     40
  Meadows of Catalpa, Dayton, OH            1,820              1972    07-11-89     40
  Steeplechase, Cincinnati, OH                129              1987    06-30-95     40
                                            -----
                                            5,634
                                            -----

  Southern
  --------
  Briarwood, Fayetteville, NC               1,022           1968-70    06-30-91     40
  Woodfield Gardens, Charlotte, NC            532              1974    06-30-91     40
  Windgate Place, Charlotte, NC               908           1974-78    06-30-91     40
  Walden Village, Atlanta, GA               1,115              1973    06-01-92     40
  Beech Lake, Durham, NC                      562              1986    08-19-94     40
                                            -----
                                            4,139
                                            -----
                                            9,773
                                            =====

Office Buildings:
  Midwestern
  ----------
  55 Public Square, Cleveland OH           15,454              1959    01-15-63     63
  Circle Tower, Indianapolis, IN            1,838              1930    10-16-74     40
  Rockwell Avenue, Cleveland, OH            4,754              1916    04-30-79     40
  Ninth Street Plaza, Cleveland, OH         1,394              1981    10-11-85     50
  Landmark Towers, Oklahoma City, OK        4,189           1967-71    10-01-77     60
                                           ------
                                           27,629
                                           ------

  Southern
  --------
  Henry C. Beck, Shreveport, LA             3,031              1958    08-30-74     51
                                           ------

  Western
  -------
  North Valley Center, Denver, CO           4,269              1967    12-03-69     60
                                           ------
                                           34,929
                                           ======

Other:
  Land-Huntington Bldg., Cleveland, OH         --               ---    10-25-61     --
  Parking Garage, Cleveland, OH             2,181              1969    12-31-75     53
  Parking Facility, Cleveland, OH             246               ---    09-19-77     10
                                            -----
                                            2,427
                                            =====
  Reserve on carrying value of real
    estate assets                              --
                                           ------
  Real Estate net carrying value at
    December 31, 1995                     $107,701
                                           =======



Aggregate cost for federal tax purposes is $427,459,000.


                                                                Schedule III
                                                                ------------
                                                                - Continued


         The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993:



                                                                             (In thousands)

                                                                         Years Ended December 31,
                                                             ----------------------------------------------
                                                                1995              1994               1993
                                                             ----------        ----------         ----------
Asset reconciliation:
  Balance, beginning of period                               $436,394          $409,060            $397,493

  Additions during the period:
    Property acquisitions                                      35,424            20,017                 67
    Improvements                                               24,713             7,570             11,974
    Equipment and appliances                                      797               787                822
  Deductions during the period:
    Sales of real estate                                      (27,089)              ---               ( 13)
    Write-off of internal leasing costs(A)                    ( 8,006)              ---                ---
    Reserve on carrying value of real
      estate assets                                           (12,580)              ---                ---
    Other - write-off of assets and
              certain fully depreciated
              tenant alterations                                  (93)           (1,040)             (1,283)
                                                             ---------         --------            --------

  Balance, end of period                                     $449,560          $436,394            $409,060
                                                             ========          ========           =========



Accumulated depreciation
 reconciliation:
  Balance, beginning of period                               $111,972          $101,824           $ 92,426
  Additions during the period:
    Depreciation                                               11,038            11,188             10,681

  Deductions during the period:
    Sales of real estate                                      (11,535)             ---                  --
    Write-off of internal leasing costs(A)                     (3,681)
    Write-off of assets and
      certain fully depreciated
      tenant alterations                                          (93)           (1,040)            (1,283)
                                                              --------         --------           --------

  Balance, end of period                                     $107,701          $111,972           $101,824
                                                             ========          ========           ========





(A) The registrant wrote off the unamortized balance of deferred internal leasing costs effective January 1, 1995. The registrant currently recognizes internal leasing costs in the period incurred.

                                                                                            Schedule IV
                                                                                            -----------

                                                   MORTGAGE LOANS ON REAL ESTATE
                                                   -----------------------------

                                                      AS OF DECEMBER 31, 1995
                                                      -----------------------
                                      (IN THOUSANDS, EXCEPT FOR PAYMENT TERMS AND FOOTNOTES)



                     Current
                    effective     Final                                         Face      Carrying
                   rate on net  maturity                                      amount of  amount of   Prior         Net
Description        investment     date       Periodic payment terms           mortgage   mortgage    liens      investment
-----------------  -----------  --------  ----------------------------------  ---------  ----------  -------    ----------
First Mortgage
 Loan:

 Secured by          10%        10-31-11  Interest calculated at stated       $11,387    $19,279     $ ---         $19,279
  office building                         rate of 9.65%, with install-
  in Cleveland, OH                        ments of principal and interest
                                          payable monthly through maturity;
                                          $13,013,000 due at maturity;
                                          prepayment without penalty sub-
                                          ject to certain conditions.

Mortgage Loan:

 Secured by mall      9%        1-31-98   Interest calculated at stated         6,000      6,057       ---           6,057
  in Fairmount, WV                        rate of 9%, with installments
  and partnership                         of 8% interest payable monthly
  units of Crown                          through maturity; no prepayment
  American                                without consent of registrant.
  Properties, L.P.

Wraparound Mortgage
 Loan:

 Secured by          13.5%      11-30-99  Monthly installments of interest     18,060     16,706       3,740        12,966
  garden                                  payable through November 1999;
  apartments                              difference between interest paid
  in Atlanta, GA                          and interest calculated at the
                                          stated rate of 10% will increase
                                          registrant's equity investment
                                          until January 1998; equity invest-
                                          ment and deferred interest total-
                                          ing $22,434,000 due at maturity;
                                          prepayment without penalty.
                                                                              -------    -------     -------       -------

                                          Totals, December 31, 1995           $35,447    $42,042(A)  $ 3,740       $38,302
                                                                              =======    =======     =======       =======

(A) Aggregate cost for federal tax purposes is $46,465,000.


                                                                   Schedule IV
                                                                   -----------
                                                                   - Continued

     The following is a reconciliation of the carrying amounts of the mortgage loans outstanding for the years ended December 31, 1995, 1994 and 1993:

                                                     (In thousands)
                                                 Years Ended December 31,
                                           -----------------------------------
                                             1995         1994         1993
                                           ---------    ---------    ---------

         Balance, beginning of period        $35,761      $35,550      $39,573

         Additions during the period:
         ----------------------------

         Mortgage loan on mall in
          Fairmount, WV secured by the mall
          and partnership units of Crown
          American Properties, L.P.            6,000

         Deferred interest on:

            Wraparound mortgage
            on garden apartments in
            Atlanta, GA                          384          357          401

            Mortgage on mall in
            Fairmount, WV                         57


         Deductions during the period:
         -----------------------------

         Collection of principal                (160)        (146)      (4,424)
                                             -------      -------      -------


         Balance, end of period              $42,042      $35,761      $35,550
                                             =======      =======      =======

                                                    Exhibit Index
                                                    -------------


   Exhibit                                                               Incorporated Herein by
   Number                            Description                              Reference to                         Page
   ------                         -----------------                           ------------                         ----
 (3)(a)       Declaration of Trust of Registrant dated August 1,         Registration Statement on Form S-3
              1961, as amended through July 25, 1986                     No. 33-4493

                                                                                                                  ------


 (3)(b)       By-laws of Registrant, as amended                          Registration Statement on Form S-3
                                                                         No. 33-4493
                                                                                                                  ------

 (4)(a)       Form of certificate for Shares of Beneficial Interest      Registration Statement on Form S-3
                                                                         No. 33-2818
                                                                                                                  ------

 (4)(b)       Form of Indenture governing Debt Securities, dated         Registration Statement on Form S-3
              February 1, 1983 between Registrant and Ameritrust         No. 2-81605
              Company

                                                                                                                  ------


 (4)(c)       Form of Debt Security                                      Registration Statement on Form S-3
                                                                         (No. 33-4493)
                                                                                                                  ------

 (4)(d)       Form of Indenture governing  Debt Securities, dated        Registration Statement on Form S-3
              October 1, 1993 between Registrant and Society National    (No. 33-68002)
              Bank

                                                                                                                  ------


 (4)(e)       Form of Note                                               Registration Statement on Form S-3
                                                                         (No. 33-68002)
                                                                                                                  ------

 (4)(f)       Form of Indenture governing Debt Securities                Registration Statement  on Form S-3
                                                                         (No. 333-00953)

                                                                                                                  ------

 (4)(g)       Rights Agreement between Registrant and National City      Form 8-A dated March 30, 1990 (No.
              Bank dated March 7, 1990                                   0-18411)
                                                                                                                  ------


 (10)(a)      Share Purchase Agreement dated as of December 31, 1989     Registration Statement No. 2-88719
              between registrant and First Union Management, Inc.

                                                                                                                  ------

 (10)(b)      First Amendment to Share Purchased Agreement dated as      Registration Statement No. 33-2818
              of December 10, 1985 between registrant and First Union
              Management, Inc.

                                                                                                                  ------


 (10)(c)      Second Amendment to Share Purchase Agreement dated as      Registration Statement No. 33-11524
              of December 9, 1986 between registrant and First Union
              Management, Inc.

                                                                                                                  ------

 (10)(d)      Third Amendment to Share Purchase Agreement dated as of    Registration Statement No. 33-19812
              December 2, 1987 between registrant and First Union
              Management, Inc.

                                                                                                                  ------

 (10)(e)      Fourth Amendment to Share Purchase Agreement dated as      Registration Statement No. 33-26758
              of December 7, 1988 between registrant and First Union
              Management, Inc.

                                                                                                                  ------


 (10)(f)      Fifth Amendment to Share Purchase Agreement dated as of    Registration Statement No. 33-33279
              November 29, 1989 between registrant and First Union
              Management, Inc.                                                                                    ------



   Exhibit                                                               Incorporated Herein by
   Number                           Description                                Reference to                        Page
   ------                        ------------------                      -----------------------                   ----

 (10)(g)      Sixth Amendment to Share Purchase Agreement dated as of    Registration Statement No. 33-38754
              November 28, 1990 between registrant and First Union
              Management, Inc.

                                                                                                                  ------


 (10)(h)      Seventh Amendment to Share Purchase Agreement dated as     Registration Statement No. 33-45355
              of November 27, 1991 between registrant and First Union
              Management, Inc.

                                                                                                                  ------

 (10)(i)      Eight Amendment to Share Purchase Agreement dated as of    Registration Statement No. 33-57756
              November 30, 1992 between registrant and First Union
              Management, Inc.

                                                                                                                  ------

 (10)(j)      Employment and Consulting Agreement with Donald S.         1991 Form 10-K
              Schofield dated September 1, 1991
                                                                                                                  ------


 (10)(k)      Employment Agreement with James C. Mastandrea dated        June 30, 1994 Form 10-Q
              July 13, 1994
                                                                                                                  ------

 (10)(l)      Employment Agreement with Gregory D. Bruhn dated July      June 30, 1994 Form 10-Q
              13, 1994
                                                                                                                  ------


 (10)(m)      Credit Agreement with National City Bank dated December    1994 Form 10-K
              5, 1994
                                                                                                                  ------

 (10)(n)      Credit Agreement with Society National Bank dated March
              4, 1996                                                                                               X
                                                                                                                  ------

 (10)(o)      1981 Employee Share Option Plan                            1992 Proxy Statement
                                                                                                                  ------


 (10)(p)      1994 Long Term Incentive Performance Plan                  1994 Proxy Statement

                                                                                                                  ------

 (11)         Statements Re: Computation of Per Share Earnings
                                                                                                                    X
                                                                                                                  ------


 (12)         Statements of Ratios of Combined Income from Operations
              and Combined Net Income to Fixed Charges
                                                                                                                    X
                                                                                                                  ------

 (13)         1995 Annual Report to Shareholders                                                                    X
                                                                                                                  ------


 (18)         Preferability letter for Change in Accounting Method
                                                                                                                    X
                                                                                                                  ------

 (23)         Consent of Independent Public Accountants
                                                                                                                    X
                                                                                                                  ------

 (24)         Powers of Attorney                                                                                    X
                                                                                                                  ------


 (27)         Financial Data Schedule                                                                               X
                                                                                                                  ------

