Form 10-K405/A
period 1995-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1996-05-13
CIK 37008

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K/A

                                  AMENDMENT #1


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended 12-31-95                                                 Commission file number  1-6249
                          --------                                                                        --------


                                First Union Real Estate and Mortgage Investments
- --------------------------------------------------------------------------------------------------------------
                                (Exact name of registrant as specified in its charter)

              Ohio                                                                          34-6513657
- -------------------------------                                                         ------------------
(State or other jurisdiction of                                                           (I.R.S. Employer
incorporation or organization)                                                            Identification  No.)


         Suite 1900, 55 Public Square
              Cleveland, Ohio                                                                             44113-1937
- ---------------------------------------                                                               -----------------
(Address of principal executive offices)                                                                   (Zip Code)

Registrant's telephone number, including area code:                                                   (216) 781-4030
                                                                                                    --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                      Name of each exchange on
        Title of each class                                                                 which registered
        -------------------                                                          --------------------------

Shares of Beneficial Interest
(Par Value $1 Per Share)                                                               New York Stock Exchange
- -----------------------------                                                        ---------------------------

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


           Annual Report to Shareholders for the year ended December 31, 1995 (Parts II and IV).


           Proxy Statement dated March 8, 1996 for the Annual Meeting of Shareholders to be held on April 9, 1996 (Part III).

            FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                   CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                       GENERAL INSTRUCTIONS TO FORM 10-K


ITEM OF FORM 10-K                                               LOCATION
- --------------------------------------------                  --------------
                                                             (page or pages)
                                    PART I
                                    ------

 1.      Business . . . . . . . . . . . . . . . . . . . .       3 through 5

 2.      Properties . . . . . . . . . . . . . . . . . . .       6 through 12

 3.      Legal Proceedings. . . . . . . . . . . . . . . .       13

 4.      Submission of Matters to a Vote of
           Security Holders . . . . . . . . . . . . . . .       13


                                   PART II
                                   -------

 5.      Market for Registrant's Common Equity and
           Related Stockholder Matters. . . . . . . . . .       13; Exhibit 13, 1

 6.      Selected Financial Data. . . . . . . . . . . . .       13; Exhibit 13, 20

 7.      Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . .       13; Exhibit 13,
                                                                    33 through 35

 8.      Financial Statements . . . . . . . . . . . . . .       14; Exhibit 13,
                                                                    21 through 32

 9.      Changes in and disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . .      14


                                   PART III
                                   --------

10.      Directors and Executive Officers of the
           Registrant . . . . . . . . . . . . . . . . . .       14 and 15; Proxy
                                                                   Statement, 1 through 5

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

12.      Security Ownership of Certain Beneficial
           Owners and Management. . . . . . . . . . . . .        16; Proxy Statement, 7
                                                                   and 8

13.      Certain Relationships and Related Transactions .       16; Proxy Statement,
                                                                   8 and 9

                                   PART IV
                                   -------

14.      Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K

         (a) Financial Statements and Financial
                 Statement Schedules. . . . . . . . . . . .     17 and 22 through
                                                                   26; Exhibit 13,
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

            Prior to undertaking major transactions, the registrant has hired independent environmental experts to review specific properties. Ten properties have been reviewed and no significant environmental hazards have been uncovered. The registrant has no reason to believe that any environmental contamination or violation of any applicable law, statute, regulation or ordinance governing hazardous or toxic substances has occurred or is occurring. However, no assurance can be given that hazardous or toxic substances are not located on any of the properties. The registrant will also endeavor to protect itself from acquiring contaminated properties or properties with significant compliance problems by obtaining site assessments and property reports at the time of acquisition when it deems such investigations to be appropriate. There is no guarantee, however, that these measures will successfully insulate the registrant from all such liabilities.


            The number of persons employed by the registrant is 43.

ITEM 2.  PROPERTIES

The following table sets forth certain information relating to the registrant's investments at December 31, 1995:


                                                                           Square                              Year       Total
                                                 Date of     Ownership     feet(1)                Occupancy construction   cost
Direct equity investments   Location           acquisition   percentage    (000)                   rate(2)    completed    (000)
- -------------------------   --------           -----------   ----------    --------                --------  ----------    -----
Shopping Malls:
  Eastern
  -------
Mountaineer                Morgantown, WV         1/29/78      100%         674(4)                    81%       1975      $33,798
Fingerlakes                Auburn, NY             9/28/81      100          404                       90        1980       26,726
Fairgrounds Square         Reading, PA            9/30/81      100          529(6)                    97        1980       36,752
Wilkes                     Wilkesboro, NC         5/04/83      100          359                       69        1982       18,710
                                                                                                                          -------
                                                                                                                          115,986
                                                                                                                          -------
  Midwestern
  ----------
Crossroads (22)            St. Cloud, MN          1/01/72      100          733(9)                    97        1966       29,647
Two Rivers                 Clarksville, TN        9/26/75      100          233                       46        1968        8,341
Crossroads                 Fort Dodge, IA         4/22/77      100          425(11)                   93        1967       11,715
Westgate Towne Centre      Abilene, TX            4/22/77      100          386(12)                   36(13)    1962        9,719
Kandi                      Willmar, MN            3/12/79      100          451                       89        1973       20,111
Woodland Commons           Buffalo Grove, IL      4/03/95      100          171                       97        1991       21,862
                                                                                                                          -------
                                                                                                                          101,395
                                                                                                                          -------
  Western
  -------
Valley North               Wenatchee, WA          8/30/73      100          171                       93        1966        4,153
Mall 205                   Portland, OR           3/01/75      100          434(14)                   97        1970       13,663
Plaza 205                  Portland, OR           4/26/78      100          168                       87        1970        4,288
Peach Tree                 Marysville, CA         12/19/79     100          436                       50(15)    1972       13,536
Valley                     Yakima, WA             5/01/80      100          426(16)                   97        1972       12,187
                                                                                                                          -------
                                                                                                                           47,827
                                                                                                                          -------
                                                                                                                          265,208
                                                                                                                          -------
Apartments:
  Midwestern
  ----------
Somerset Lakes             Indianapolis, IN       11/10/88     100          360 units                 97        1975       20,276
Meadows of Catalpa         Dayton, OH              7/11/89     100          323 units                 94        1972       10,405
Steeplechase               Cincinnati, OH          6/30/95     100          272 units                 95        1987       12,007
                                                                                                                          -------
                                                                                                                           42,688
                                                                                                                          -------
  Southern
  --------
Briarwood                  Fayetteville, NC        6/30/91     100          273 units                 96        1968-70     8,190
Woodfield Gardens          Charlotte, NC           6/30/91     100          132 units                 97        1974        3,656
Windgate Place             Charlotte, NC           6/30/91     100          196 units                 94        1974-78     5,921
Walden Village             Atlanta, GA             6/01/92     100          380 units                 91        1973       13,422
Beech Lake                 Durham, NC              8/19/94     100          345 units                 95        1986       19,670
                                                                                                                          -------
                                                                                                                           50,859
                                                                                                                          -------
                                                                                                                           93,547
                                                                                                                          -------




                                                    Mortgage Loans
                                --------------------------------------------------------------
                                                 Balance     Principal
                                Original            at       repayment
                                balance(s)       12/31/95    for 1996    Interest    Year of
Direct equity investments        (000)             (000)      (000)        rate       maturity
- -------------------------       ----------       --------    ---------   --------    ---------
Shopping Malls:
  Eastern
  -------
Mountaineer                      $14,447(3)       $8,985(5)    $896(5)       ---%(5)     ---(5)
Fingerlakes                          ---             ---        ---          ---         ---
Fairgrounds Square                   ---             ---(7)     ---          ---         ---
Wilkes                               ---             ---        ---          ---         ---
                                  ------          ------        ---
                                  14,447           8,985        896
                                  ------          ------        ---
  Midwestern
  ----------
Crossroads                        50,300(3)       50,205(10)    655(10)      ---(10)     ---(10)
Two Rivers                           ---             ---        ---          ---         ---
Crossroads                           ---             ---(8)     ---          ---         ---
Westgate Towne Centre                ---             ---        ---          ---         ---
Kandi                                ---             ---(7)     ---          ---         ---
Woodland Commons                     ---             ---        ---          ---         ---
                                  ------          ------        ---
                                  50,300          50,205        655
                                  ------          ------        ---
  Western
  -------
Valley North                         ---             ---        ---          ---         ---
Mall 205                             ---             ---        ---          ---         ---
Plaza 205                          1,716             586        136        8.500        1999
Peach Tree                           ---             ---        ---          ---         ---
Valley                               ---             ---        ---          ---         ---
                                     ---
                                  ------          ------     ------
                                   1,716             586        136
                                  ------          ------     ------
                                  66,463          59,776      1,687
                                  ------          ------     ------
Apartments:
  Midwestern
  ----------
Somerset Lakes                       ---             ---        ---          ---         ---
Meadows of Catalpa                 8,000(3)        7,793         76        8.750        2002
Steeplechase                         ---             ---        ---          ---         ---
                                  ------          ------        ---
                                   8,000           7,793         76
                                  ------          ------        ---

  Southern
  --------
Briarwood                          2,542             ---(8)     ---          ---         ---
Woodfield Gardens                  1,074             849         63        8.875        2005
Windgate Place                     1,794           1,463(17)     94(17)      ---(17)     ---(17)
Walden Village                       ---             ---(8)     ---          ---         ---
Beech Lake                           ---             ---        ---          ---         ---
                                   5,410           2,312        157
                                  ------          ------        ---
                                  13,410          10,105        233
                                  ------          ------        ---

                                                                                                            Item 2.  Properties
                                                                                                            -------
                                                                                                                    -Continued

                                                                       Square                Year
                                                Date of    Ownership   feet(1)  Occupancy  construction
Direct equity investments   Location          acquisition  percentage   (000)     rate(2)  completed
- -------------------------  -----------------  -----------  ----------  -------  ---------  ----------
Office Buildings:
  Midwestern
  ----------
55 Public Square           Cleveland, OH         1/15/63     100%        398       92%       1959
Circle Tower               Indianapolis, IN     10/16/74     100         104       69        1930
Rockwell Avenue(18)        Cleveland, OH         4/30/79     100         237       45        1916
Ninth Street Plaza(18)     Cleveland, OH        10/11/85     100         147       61        1981
Landmark Towers            Oklahoma City, OK    10/01/77     100         259       85     1967-71


  Southern
  --------
Henry C. Beck              Shreveport, LA        8/30/74     100         185       81        1958


  Western
  -------
North Valley Center (19)   Denver, CO           12/03/69     100         452       72        1967

Other:

Land-Huntington Bldg.      Cleveland, OH        10/25/61     100(20)     ---       --         ---
Parking Garage             Cleveland, OH        12/31/75     100       1,100 spcs. --        1969
Parking Facility           Cleveland, OH         9/19/77     100         300 spcs. --         ---




                                                            Mortgage Loans
                                      --------------------------------------------------------
                                                       Balance   Principal
                                Total       Original       at     repayment
                                cost       balance(s)  12/31/95   for 1996  Interest  Year of
Direct equity investments       (000)        (000)       (000)      (000)      rate    maturity
- -----------------------------  ----------  ----------  --------  ---------  --------  --------
Office Buildings:
  Midwestern
  ----------
55 Public Square                 $30,684     $    ---    $   ---(7) $  ---      ---%     ---
Circle Tower                       3,931          ---        ---       ---      ---      ---
Rockwell Avenue(18)               13,106          ---        ---       ---      ---      ---
Ninth Street Plaza(18)             7,289          ---        ---       ---      ---      ---
Landmark Towers                   15,032        2,909        838       283    8.375     1998
                                --------      -------    -------   -------
                                  70,042        2,909        838       283
                                --------      -------    -------   -------

  Southern
  --------
Henry C. Beck                      7,660          ---        ---       ---      ---      ---
                                --------      -------    -------   -------


  Western
  -------
North Valley Center (19)          11,875        2,037        479       144    7.750     1999
                                --------      -------    -------   -------
                                  89,577        4,946      1,317       427
                                --------      -------    -------   -------
Other:

Land-Huntington Bldg.              4,501          ---        ---       ---      ---      ---
Parking Garage                     7,021        9,300(3)   8,916       218    8.550     2014
Parking Facility                   2,286          ---        ---       ---      ---      ---
                                --------      -------    -------   -------
                                  13,808        9,300      8,916       218
                                --------      -------    -------   -------

                                 462,140       94,119     80,114     2,565
   Reserve for unrealized
    loss on carrying value
    of real estate(21)           (12,580)         ---        ---       ---
   Senior debt underlying
    wraparound mortgage loan
     investments                     ---          ---      3,740       297
                                --------      -------    -------   -------
   Total equity investments     $449,560      $94,119    $83,854   $ 2,862
                                ========      =======    =======   =======



                                                             Item 2.  Properties
                                                             -------  ----------
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

(21) In December 1995, the registrant recorded a $14 million unrealized loss on the carrying value of assets identified for disposition. Subsequent to the disposition of one office building, this reserve is $12,580,000 as of December 31, 1995.


(22) This property represents 11.5% of gross revenues of the registrant. The property is located in St. Cloud, MN, which is approximately 55 miles northwest from Minneapolis, MN. St. Cloud has a population of 168,000. The property is a regional, enclosed shopping center of 733,000 square feet owned in fee and was renovated in 1995. Also, the mall is the only regional, enclosed mall in its primary trade area. The competition for the mall is power strip centers in the primary trade area. Additionally, the mall represents 44% of the retail square feet of its primary trade area.

     Mortgage secured by the property
     --------------------------------


     Loan 1
     ------
     Original amount              $49,500,000                 Due Date                       11/28/02

     Interest rate                       7.49%                Amortization period            27 years

     Annual Debt Service           $4,275,238                 Amount due at maturity      $44,354,533



     Loan 2
     ------
     Original amount               $800,000                   Due Date                    02/15/2000

     Interest rate                        7%                  Amortization period           10 years

     Annual Debt Service           $111,464                   Amount due at maturity        $478,385



     Tenants Occupying greater than 10% or more of the
     -------------------------------------------------
     rentable square footage of mall
     -------------------------------

                                                       Minimum                             Lease Expiration
                                        Square         Rent per         Expiration          of last option
        Tenant                           Feet        square foot           Date                 period
        ------                          ------       -----------        ----------         ----------------
     Dayton Hudson Corporation          100,000                 a)        Jan-27                  n/a

     Sears Roebuck & Company             79,859                 a)        May-00                May-10

     Dayton Hudson Corporation          108,162                 b)        Jul-41                  n/a
     (DBA Target)

     JC Penney Co. Inc.                 167,652          $1.12            Jan-01                Jan-11

     a) Tenant pays percentage rent in lieu of minimum rent.
     b) Tenant owns their space.


     Occupancy of Crossroads - St. Cloud for last 5 years
     ----------------------------------------------------

                1991                          99%
                1992                          99%
                1993                          99%
                1994                          98%
                1995                          97%


     Base minimum rent per square foot of owned mall excluding anchor tenants for the last 5 years
     ---------------------------------------------------------------------------------------------

                                      Per square foot
                                      ---------------
                1991                    $      13.98
                1992                           14.84
                1993                           15.09
                1994                           16.31
                1995                           17.95


Lease expirations for the next 10 years
- --------------------------------------------
                # of tenants     Square feet          Base minimum rent            % of annual base
                  expiring        expiring        Amount       Per square foot    rent as of 12/31/95
                ------------     -----------   ------------    ---------------    -------------------
                1996      17       27,466       $ 488,835          $ 17.80              10%
                1997      12       24,711         429,426            17.38               9%
                1998      12       19,634         393,225            20.03               8%
                1999      11       21,905         436,697            19.94               9%
                2000      12       18,697         395,580            21.16               8%
                2001      13      206,467         611,523             2.96              13%
                2002       9       27,373         410,896            15.01               9%
                2003       6       16,344         380,394            23.27               8%
                2004       3        6,502         119,255            18.34               3%
                2005       6       11,959         232,759            19.46               5%


Depreciation of property            Book Basis        Tax Basis       Life      Method
- --------------------------         ------------     ------------     ------   ------------
Building                           $  8,302,000     $  8,674,000     40 yrs   Straight line
Building improvements                13,513,000       13,141,000     40 yrs   Straight line
Tenant improvements                   2,028,000        1,903,000     40 yrs   Straight line
Lease costs and equipment               752,000          752,000     10 yrs   Straight line

Property tax rate
- --------------------------
$.06 per $1.00 of assessed value. 1995 property taxes were $2,050,000.

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

ITEM 3.  LEGAL PROCEEDINGS.
- -------  ------------------

Registrant vs. The State of California
- --------------------------------------


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


Registrant vs. Richard M. Osborne
- ---------------------------------


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------  ----------------------------------------------------

        None.


                                PART II
                                -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- -------  -------------------------------------------------------------
         MATTERS.
         --------

           MARKET PRICE AND DIVIDEND RECORD.
           ---------------------------------

        "Market Price and Dividend Record" presented on page 1 of Exhibit 13.


ITEM 6.  SELECTED FINANCIAL DATA.
- -------  ------------------------

        "Selected Financial Data" presented on page 20 of Exhibit 13.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 33 through 35 of Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS.
- ------------------------------

        The "Combined Balance Sheets" as of December 31, 1995 and 1994, and the "Combined Statements of Income, Combined Statements of Changes in Cash, Combined Statements of Shareholders' Equity" for the years ended December 31, 1995, 1994 and 1993, of the registrant, "Notes to Combined Financial Statements" and "Report of Independent Public Accountants" are presented on pages 21 through 32 of Exhibit 13.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------
     None.


                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- --------  ---------------------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION.
- --------  -----------------------

        "Compensation of Trustees" and "Executive Compensation", presented on page 6 and pages 10 through 16, respectively, of registrant's 1996 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- --------  ---------------------------------------------------------------

        "Security Ownership of Trustees, Officers and Others" presented on pages 7 and 8 of registrant's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- --------  -----------------------------------------------

        "Certain Relationships and Related Transactions" presented on pages 8 and 9 of registrant's 1996 Proxy Statement is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- --------  -----------------------------------------------------------------

   (a)  Financial Statements and Financial Statement Schedules.
        -------------------------------------------------------

        (1)  Financial Statements:
             ---------------------

              Combined Balance Sheets - December 31, 1995 and 1994 on page 21 of Exhibit 13.

              Combined Statements of Income - For the Years Ended December 31, 1995, 1994 and 1993 on page 22 of Exhibit 13.

              Combined Statements of Changes in Cash - For the Years Ended December 31, 1995, 1994 and 1993 on page 23 of Exhibit 13.

              Combined Statements of Shareholders' Equity - For the Years Ended December 31, 1995, 1994 and 1993 on page 24 of Exhibit 13.

              Notes to Combined Financial Statements on pages 25 to 31 of
              Exhibit 13.

              Report of Independent Public Accountants on page 32 of Exhibit 13.


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

                                        FIRST UNION REAL ESTATE EQUITY AND
                                         MORTGAGE INVESTMENTS


                                        By: /s/ James C. Mastandrea
                                           ----------------------------

                                             James C. Mastandrea, Chairman,
                                              President, Chief Executive
                                              Officer and Chief Financial
                                              Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            Signature                            Title                        Date
            ---------                            -----                        ----
   Principal Executive Officer and            Chairman, President,        May 10, 1996
     Principal Financial Officer                Chief Executive
                                                Officer and Chief
                                                Financial Officer
   /s/ James C. Mastandrea
  -----------------------------------
   James C. Mastandrea


   Principal Accounting                       Senior Vice President-      May 10, 1996
     Officer                                    Chief Accounting
                                                Officer
   /s/ John J. Dee
  -----------------------------------
   John J. Dee


   Trustees:                                                )                 Date
   *Otes Bennett, Jr.                                          )              ----
                                                                 )
   *Kenneth K. Chalmers                                          )
                                                                 )
   *William E. Conway                                            )        May 10, 1996
                                                                 )
   *Daniel G. DeVos                                              )
                                                                 )
   *Allen H. Ford                                                )
                                                                 )
   *Stephen R. Hardis                                            )
                                                                 )
   *E. Bradley Jones                                             )
                                                                 )
   *James C. Mastandrea                                          )
                                                                 )
                                                                 )
   *By: /s/ Paul F. Levin                                        )
   ----------------------------------                         )
      Paul F. Levin, Attorney-in-fact                       )

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



                                                          ARTHUR ANDERSEN LLP




Cleveland, Ohio,
February 5, 1996.

                                                                    Schedule III
                                                                    ------------

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                            AS OF DECEMBER 31, 1995
                            -----------------------
                                 (IN THOUSANDS)
                                 --------------



                                                                              Cost
                                                                           capitalized
                                                        Initial cost to    subsequent to      Gross amount at which
                                                          Registrant        acquisition        carried at close of
                                                     ------------------    -------------            period
                                                             Buildings         Land        ----------------------------
                                          Encum-               and              and                Buildings and
    Description                           brances    Land  Improvements    Improvements    Land   Improvements    Total
- -----------------------------------       -------    ----  ------------    ------------    ----   ------------   ------
Shopping Malls:

  Eastern
  -------

  Mountaineer, Morgantown, WV             $ 8,985   $1,450     $ 12,693    $  19,655     $ 1,615    $ 32,183    $33,798
  Fingerlakes, Auburn, NY                      --    1,300       23,698        1,728       1,370      25,356     26,726
  Fairgrounds Square, Reading, PA              --    2,400       22,635       11,717       2,369      34,383     36,752
  Wilkes, Wilkesboro, NC                       --    1,168       13,891        3,651       1,168      17,542     18,710
                                           ------    -----       ------       ------       -----      ------     ------
                                            8,985    6,318       72,917       36,751       6,522     109,464    115,986
                                           ------    -----       ------       ------       -----     -------    -------


  Midwestern
  ----------

  Crossroads, St. Cloud, MN                50,205    1,680        8,303       19,664       5,052      24,595     29,647
  Two Rivers, Clarksville, TN                  --       --        3,206        5,135          --       8,341      8,341
  Crossroads, Ft. Dodge, IA                    --    1,151        2,792        7,772       1,328      10,387     11,715
  Westgate Towne Centre, Abilene, TX           --    1,425        3,050        5,244       1,485       8,234      9,719
  Kandi, Willmar, MN                           --      ---        5,035       15,076          --      20,111     20,111
  Woodland Commons, Buffalo Grove, IL          --    6,744       15,093           25       6,744      15,118     21,862
                                           ------    -----       ------       ------      ------      ------    -------
                                           50,205   11,000       37,479       52,916      14,609      86,786    101,395
                                           ------   ------       ------       ------      ------      ------    -------


  Western
  -------

  Valley North, Wenatchee, WA                  --      405        2,916          832         477       3,676       4,153
  Mall 205, Portland, OR                       --    1,228        6,140        6,295       1,228      12,435      13,663
  Plaza 205, Portland, OR                     586       --        1,677        2,611         695       3,593       4,288
  Peach Tree, Marysville, CA                   --      985        3,622        8,929         985      12,551      13,536
  Valley, Yakima, WA                           --       --        8,731        3,456         623      11,564      12,187
                                           ------   ------      -------      -------      ------    --------    --------
                                              586    2,618       23,086       22,123       4,008      43,819      47,827
                                           ------   ------      -------      -------      ------    --------    --------
                                          $59,776  $19,936     $133,482     $111,790     $25,139    $240,069    $265,208
                                          =======  =======     ========     ========     =======    ========    ========




                                          Accumu-     Year
                                           lated    construc-
                                         depreci-    tion        Date
    Description                           ation    completed   Acquired    Life
- -----------------------------------      --------  ---------   --------    ----
Shopping Malls:

  Eastern
  -------

  Mountaineer, Morgantown, WV             $7,445       1975     01-29-78   60
  Fingerlakes, Auburn, NY                  7,227       1980     09-28-81   50
  Fairgrounds Square, Reading, PA          6,785       1980     09-30-81   57
  Wilkes, Wilkesboro, NC                   4,463       1982     05-04-83   50
                                           -----
                                          25,920
                                          ------


  Midwestern
  ----------

  Crossroads, St. Cloud, MN                5,985       1966     01-01-72   64
  Two Rivers, Clarksville, TN              2,669       1968     09-26-75   50
  Crossroads, Ft. Dodge, IA                3,277       1967     04-22-77   57
  Westgate Towne Centre, Abilene, TX       2,351       1962     04-22-77   60
  Kandi, Willmar, MN                       5,435       1973     03-12-79   55
  Woodland Commons, Buffalo Grove, IL        276       1991     04-03-95   40
                                          ------
                                          19,993
                                          ------


  Western
  -------

  Valley North, Wenatchee, WA               2,041      1966     08-30-73   40
  Mall 205, Portland, OR                    4,557      1970     03-01-75   59
  Plaza 205, Portland, OR                   1,265      1970     04-26-78   47
  Peach Tree, Marysville, CA                3,620      1972     12-19-79   50
  Valley, Yakima, WA                        3,176      1972     05-01-80   54
                                          -------
                                           14,659
                                          -------
                                          $60,572
                                          =======



                                                                    Schedule III
                                                                    ------------
                                                                       Continued

                                                                                Cost
                                                                            capitalized
                                                        Initial cost to    subsequent to       Gross amount at which
                                                           Registrant       acquisition         carried at close of
                                                     ------------------    -------------              period
                                                            Buildings          Land       -----------------------------
                                          Encum-              and               and                Buildings and
    Description                           brances    Land  Improvements    Improvements    Land     Improvements   Total
- -----------------------------------       -------    ----  ------------    ------------    ----     -------------  -----

Apartments:
  Midwestern
  ----------
  Somerset Lakes, Indianapolis, IN        $    --   $ 2,172     $16,400     $1,704         $2,172     $18,104     $20,276
  Meadows of Catalpa, Dayton, OH            7,793     1,270       7,955      1,180          1,270       9,135      10,405
  Steeplechase, Cincinnati, OH                 --     1,782      10,114        111          1,782      10,225      12,007
                                           ------     -----      ------      -----          -----      ------      ------
                                            7,793     5,224      34,469      2,995          5,224      37,464      42,688
                                            -----     -----      ------      -----          -----      ------      ------

  Southern
  --------
  Briarwood, Fayetteville, NC                  --       495       6,614      1,081            495       7,695       8,190
  Woodfield Gardens, Charlotte, NC            849       171       3,087        398            171       3,485       3,656
  Windgate Place, Charlotte, NC             1,463       353       4,818        750            353       5,568       5,921
  Walden Village, Atlanta, GA                  --     2,768       9,288      1,366          2,768      10,654      13,422
  Beech Lake, Durham, NC                       --     3,760      15,707        203          3,760      15,910      19,670
                                           ------    ------      ------      -----         ------      ------      ------
                                            2,312     7,547      39,514      3,798          7,547      43,312      50,859
                                           ------    ------      ------      -----         ------      ------      ------
                                           10,105    12,771      73,983      6,793         12,771      80,776      93,547
                                           ======    ======      ======      =====         ======      ======      ======

Office Buildings:
  Midwestern
  ----------
  55 Public Square, Cleveland OH               --     2,500      19,055       9,129         2,500      28,184      30,684
  Circle Tower, Indianapolis, IN               --       270       1,609       2,052           270       3,661       3,931
  Rockwell Avenue, Cleveland, OH               --     1,964       6,160       4,982         1,969      11,137      13,106
  Ninth Street Plaza, Cleveland, OH            --       710       5,718         861           710       6,579       7,289
  Landmark Towers, Oklahoma City, OK          838     1,940       7,234       5,858         1,940      13,092      15,032
                                           ------    ------      ------      ------         -----      ------      ------
                                              838     7,384      39,776      22,882         7,389      62,653      70,042
                                           ------     -----      ------      ------         -----      ------      ------

  Southern
  --------
  Henry C. Beck, Shreveport, LA                --       717       3,906       3,037           717       6,943       7,660
                                            -----    ------      ------      ------         -----      ------      ------

  Western
  -------
  North Valley Center, Denver, CO             479        --       7,666       4,209            --      11,875      11,875
                                            -----     -----      ------      ------         -----      ------      ------
                                            1,317     8,101      51,348      30,128         8,106      81,471      89,577
                                            =====     =====      ======      ======         =====      ======      ======

Other:
  Land-Huntington Bldg., Cleveland, OH         --     4,501          --          --         4,501          --       4,501
  Parking Garage, Cleveland, OH             8,916     1,600       4,407       1,014         1,600       5,421       7,021
  Parking Facility, Cleveland, OH              --     2,030          --         256         2,286          --       2,286
                                           ------    ------     -------       -----        ------       -----      ------
                                            8,916     8,131       4,407       1,270         8,387       5,421      13,808
                                           ======    ======     =======       =====        ======       =====      ======
  Reserve for unrealized loss on
    carrying value of real estate assets       --        --          --          --            --     (12,580)    (12,580)
                                           ------    ------     -------     -------       -------     --------     -------
  Real Estate net carrying value at
    December 31, 1995                     $80,114   $48,939    $263,220    $149,981      $ 54,403    $395,157    $449,560
                                           ======    ======     =======     =======        ======     =======     =======



                                          Accumu-            Year
                                          lated             construc-
                                         depreci-             tion       Date
    Description                           ation             completed  Acquired     Life
- -----------------------------------      -------            ---------  --------     ----
Apartments:
  Midwestern
  ----------
  Somerset Lakes, Indianapolis, IN         $3,685              1975    11-10-88     40
  Meadows of Catalpa, Dayton, OH            1,820              1972    07-11-89     40
  Steeplechase, Cincinnati, OH                129              1987    06-30-95     40
                                            -----
                                            5,634
                                            -----

  Southern
  --------
  Briarwood, Fayetteville, NC               1,022           1968-70    06-30-91     40
  Woodfield Gardens, Charlotte, NC            532              1974    06-30-91     40
  Windgate Place, Charlotte, NC               908           1974-78    06-30-91     40
  Walden Village, Atlanta, GA               1,115              1973    06-01-92     40
  Beech Lake, Durham, NC                      562              1986    08-19-94     40
                                            -----
                                            4,139
                                            -----
                                            9,773
                                            =====

Office Buildings:
  Midwestern
  ----------
  55 Public Square, Cleveland OH           15,454              1959    01-15-63     63
  Circle Tower, Indianapolis, IN            1,838              1930    10-16-74     40
  Rockwell Avenue, Cleveland, OH            4,754              1916    04-30-79     40
  Ninth Street Plaza, Cleveland, OH         1,394              1981    10-11-85     50
  Landmark Towers, Oklahoma City, OK        4,189           1967-71    10-01-77     60
                                           ------
                                           27,629
                                           ------

  Southern
  --------
  Henry C. Beck, Shreveport, LA             3,031              1958    08-30-74     51
                                           ------

  Western
  -------
  North Valley Center, Denver, CO           4,269              1967    12-03-69     60
                                           ------
                                           34,929
                                           ======

Other:
  Land-Huntington Bldg., Cleveland, OH         --               ---    10-25-61     --
  Parking Garage, Cleveland, OH             2,181              1969    12-31-75     53
  Parking Facility, Cleveland, OH             246               ---    09-19-77     10
                                            -----
                                            2,427
                                            =====
  Reserve for unrealized loss on
    carrying value of real estate assets       --
                                           ------
  Real Estate net carrying value at
    December 31, 1995                     $107,701
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


                                                                Schedule III
                                                                ------------
                                                                - Continued


         The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993:


                                                                             (In thousands)

                                                                         Years Ended December 31,
                                                             ----------------------------------------------
                                                                1995              1994               1993
                                                             ----------        ----------         ----------
Asset reconciliation:
  Balance, beginning of period                               $436,394          $409,060            $397,493

  Additions during the period:
    Property acquisitions                                      35,424            20,017                  67
    Improvements                                               24,713             7,570              11,974
    Equipment and appliances                                      797               787                 822
  Deductions during the period:
    Sales of real estate                                      (27,089)              ---                ( 13)
    Write-off of internal leasing costs(A)                    ( 8,006)              ---                 ---
    Reserve for unrealized loss on carrying
      value of real estate assets                             (12,580)              ---                 ---
    Other - write-off of assets and
              certain fully depreciated
              tenant alterations                                  (93)           (1,040)             (1,283)
                                                             ---------         --------            --------

  Balance, end of period                                     $449,560          $436,394            $409,060
                                                             ========          ========            ========


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

                                                                                            Schedule IV
                                                                                            -----------

                                                   MORTGAGE LOANS ON REAL ESTATE
                                                   -----------------------------

                                                      AS OF DECEMBER 31, 1995
                                                      -----------------------
                                      (IN THOUSANDS, EXCEPT FOR PAYMENT TERMS AND FOOTNOTES)


                     Current
                    effective     Final                                         Face      Carrying
                   rate on net  maturity                                      amount of  amount of   Prior         Net
Description        investment     date       Periodic payment terms           mortgage   mortgage    liens      investment
- -----------------  -----------  --------  ----------------------------------  ---------  ----------  -------    ----------
First Mortgage
 Loan:

 Secured by          10%        10-31-11  Interest calculated at stated       $11,387    $19,279     $ ---         $19,279
  office building                         rate of 9.65%, with install-
  in Cleveland, OH                        ments of principal and interest
                                          payable monthly through maturity;
                                          $13,013,000 due at maturity;
                                          prepayment without penalty sub-
                                          ject to certain conditions.

Mortgage Loan:

 Secured by mall      9%         1-31-98  Interest calculated at stated         6,000      6,057       ---           6,057
  in Fairmount, WV                        rate of 9%, with installments
  and partnership                         of 8% interest payable monthly
  units of Crown                          through maturity; no prepayment
  American                                without consent of registrant.
  Properties, L.P.

Wraparound Mortgage
 Loan:

 Secured by          13.5%      11-30-99  Monthly installments of interest     18,060     16,706       3,740        12,966
  garden                                  payable through November 1999;
  apartments                              difference between interest paid
  in Atlanta, GA                          and interest calculated at the
                                          stated rate of 10% will increase
                                          registrant's equity investment
                                          until January 1998; equity invest-
                                          ment and deferred interest total-
                                          ing $22,434,000 due at maturity;
                                          prepayment without penalty.
                                                                              -------    -------     -------       -------

                                          Totals, December 31, 1995           $35,447    $42,042(A)  $ 3,740       $38,302
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

