Form 10-Q
period 1996-03-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1996-05-15
CIK 37008

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

For Quarter Ended March 31, 1996                   Commission File Number 1-6249
                  --------------                                          ------

            First Union Real Estate Equity and Mortgage Investments
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                                   34-6513657
- -------------------------------                             --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

      Suite 1900, 55 Public Square
            Cleveland, Ohio                                           44113-1937
- ----------------------------------------                    --------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (216) 781-4030
                                                            -------------------

- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

   17,461,871 Shares of Beneficial Interest outstanding as of March 31, 1996
- -------------------------------------------------------------------------------


- -------------------------------------------------------------------------------
              Total number of pages contained in this report:  11
                                                              ----

PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements.
- ------------------------------

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

         The unaudited "Combined Balance Sheets" as of March 31, 1996 and December 31, 1995 and "Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended March 31, 1996 and 1995, of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- -------  -----------------------------------------------------------------------
         of Operations.
         --------------

Financial Condition
- -------------------

         In February 1996, the registrant sold two office buildings and a parking garage in Cleveland, OH for $1.8 million in cash and a $7 million, 8% note secured by the properties. This sale resulted in a capital loss of $5.6 million which was provided for by the registrant as part of a $14 million noncash unrealized loss on the carrying value of certain assets which was recorded in December 1995.

         Additionally, the registrant obtained a $12.5 million mortgage loan in January 1996. The mortgage loan is secured by an apartment complex in Durham, NC and is at an interest rate of 6.875%.

         Except as noted above, there has been no material change in the registrant's financial condition from December 31, 1995.

Liquidity and Capital Resources
- -------------------------------

         Net cash provided by operations of $5.1 million for the first quarter of 1996 was $1.9 million less than the same period in 1995. This decline in the first quarter of 1996 is primarily attributed to the decrease in accrued liabilities when comparing the first quarter of 1996 to 1995. Dividends paid in 1996 of $2.0 million represented 40% of net cash from operating activities.

         As noted previously, the registrant, in 1996, received proceeds of $1.8 million from the sale of two office buildings and a parking garage in Cleveland, OH. Additionally, the registrant reinvested $8.7 million in its existing portfolio in building and tenant improvements. The expenditures were primarily made to complete the renovations of two retail properties and a retail anchor tenant building which were begun in 1995 and to begin the construction of a major office building tenant alteration.

         In January 1996, the registrant, as previously noted, obtained a $12.5 million mortgage loan. The proceeds were used to repay short-term bank loans.

         In December 1995, the registrant signed an agreement to purchase 950,000 of its shares of beneficial interest at the average 1995 trading price through December 8, 1995 of $7.50 per share from a minority shareholder. This was part of a settlement which was reached to dismiss pending litigation. The transaction occurred on January 10, 1996, but the effect of purchasing the 950,000 shares was reflected in the financial statements at December 31, 1995 as an accrued liability. The $7.1 million required for the purchase was funded in 1996 through the registrant's bank credit facilities.

         In March 1996, the registrant sold for $1 million an interest rate protection agreement which had a net book value of approximately $.9 million. The rate agreement had been used to protect the registrant from rising interest rates on a floating rate mortgage loan which was repaid in 1995.

         Subsequent to March 31, 1996, the registrant obtained two mortgage loans secured by apartment complexes in Indianapolis, IN and Cincinnati, OH. The proceeds of the mortgage loans totaled $24 million and were used to repay short-term bank loans.

         During the remaining nine months of 1996, the registrant has approximately $2.5 million of mortgage principal payments, a $5 million medium-term note repayment and approximately $15 million of tenant and building improvements to fund. These requirements will be funded through available bank credit facilities of approximately $34 million (including the effect of the April 1996 mortgage financings).

Results from Operations
- -----------------------

         For the first quarter, income before capital gains and cumulative effect of accounting change was a loss of $.9 million in 1996 compared to income of $.6 million in 1995. The amount in 1996 included two non-recurring, noncash charges totaling $1.3 million for the write-off of a tenant allowance and the termination of an employment contract, as discussed below. The amount in 1995 included $950,000 of proxy and litigation expenses. Net income for the first quarter of 1996 was a loss of $.9 million compared to $26.1 million in 1995, which included a capital gain of $29.9 million and a $4.3 million noncash charge for the cumulative effect of a change in accounting method.

         The $29.9 million capital gain in 1995 resulted from the sale of the registrant's 50% interests in two malls in Wilkes-Barre, PA and Fairmount, WV for $29.5 million in cash, a $6 million mortgage at an interest rate of 9% secured by one of the malls and also secured by partnership units of Crown American Properties L.P., and the assumption by the purchaser of $4.7 million of mortgage debt. The proceeds from this sale were invested in short-term securities until properties were acquired in 1995 in a tax-free exchange.

         Additionally, in 1995, the registrant recorded a noncash charge of $4.3 million for the cumulative effect of the change in accounting method for leasing costs. Previously, the registrant deferred internal leasing costs and amortized these costs over the lives of the consummated leases. This change in the method of accounting was made retroactive to January 1995 and, consequently, 1995 amounts have been restated to reflect this change.

         Property net operating income, which is calculated as revenue generated from rents collected and mortgage investments, less property operating expenses and real estate taxes, was $10.6 million in both the first quarters of 1996 and 1995. Mortgage investment income increased in 1996 as compared to 1995 due to the addition of two mortgages in January 1995 and February 1996, respectively. Both mortgages were the result of property sales as previously noted.

         Additionally, in 1995 the registrant had an average of $19 million in short-term investments from the proceeds of the sale of its 50% interest in two malls for the last two months of the first quarter of 1995. These funds were used in the last nine months of 1995 to purchase a retail property and apartment complex.

         Mortgage interest expense declined when comparing 1996 to 1995. The decrease was caused by the registrant refinancing four mortgage loans totaling approximately $49 million at an average interest rate of 9.28% for one mortgage loan at an interest rate of 7.49%. The approximate quarterly interest savings of $200,000 was partially offset by the new $12.5 million mortgage loan obtained in January 1996 on the Durham, NC apartment complex.

         Bank loans increased when comparing 1996 to 1995 due to increased borrowings on the bank credit facilities during the last half of 1995 and first three months of 1996. The borrowings were used to fund the registrant's capital improvement program and to purchase 950,000 shares of beneficial interest. In 1996, the registrant had an average of $66 million of bank lines of credit outstanding as compared to an average of $39 million in 1995.

         Depreciation and amortization expense increased over 1995 by approximately $1 million. This increase was caused by a non-recurring $680,000 noncash write-off of a tenant allowance due to the registrant replacing an anchor tenant at one of its malls and the registrant's capital improvement program during the last half of 1995 and first quarter of 1996.

         General and administrative expenses in the first three months of 1996 included a non-recurring noncash charge of $650,000 for the termination of an employment contract of a former executive. Additionally, proxy and litigation expenses of $950,000 were included in general and administrative expenses in the first quarter of 1995.

PART II - OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings.
- -------  ------------------
         None.

Item 2.  Changes in Securities.
- -------  ----------------------
         None.

Item 3.  Defaults Upon Senior Securities.
- -------  --------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------  ----------------------------------------------------

         The following matters were considered at the Annual Meeting of Shareholders held on April 9, 1996:

         1.  Election of Trustees
             --------------------

              Name               Total Votes             For            Against         Abstentions
              ----               -----------             ---            -------         -----------
        Daniel G. DeVos           14,588,541         14,020,342           ---             568,199
        Allen H. Ford             14,588,541         14,012,317           ---             576,224
        Spencer H. Heine          14,588,541         13,989,525           ---             599,016

                                       Continuing Term Trustees
                                       ------------------------
                                  Kenneth K. Chalmers             1997
                                  William E. Conway               1997
                                  Russell R. Gifford              1997
                                  Stephen R. Hardis               1998
                                  E. Bradley Jones                1998
                                  James C. Mastandrea             1998

         2.  Other Matters
             -------------

         A Shareholder proposal to disallow proxy ballots which are unmarked as an affirmative vote for the issue under consideration.

         Total Votes            For             Against          Abstentions
         -----------            ---             -------          -----------
          9,220,548          2,215,752         6,528,301           476,495


Item 5.  Other Information.
- -------  ------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
- -------  ---------------------------------

         (a)  Exhibits:
              ---------

              Exhibit (11) - Statements Re: Computation of Per Share Earnings.

              Exhibit (20) - Financial Statements (Unaudited)
                               Combined Balance Sheets as of March 31, 1996 and December 31, 1995
                               Combined Statements of Income, for the Three
                               Months ended March 31, 1996 and 1995
                               Combined Statements of Changes in Cash, for the Three Months ended March 31, 1996 and 1995 Notes to Combined Financial Statements

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

                                         First Union Real Estate Equity and
                                                Mortgage Investments
                                         ----------------------------------
                                                    (Registrant)

Date: May 14, 1996                   By: /s/ James C. Mastandrea
                                         ----------------------------------
                                         James C. Mastandrea, Chairman
                                         President, Chief Executive Officer
                                         and Chief Financial Officer

Date: May 14, 1996                  By: /s/ John J. Dee
                                        -----------------------------------
                                        John J. Dee, Senior Vice
                                        President, Chief Accounting
                                        Officer

                               Index to Exhibits

                                                                      Page
                                                                     Number
Exhibit (11) - Statements Re: Computation of Per Share
                   Earnings..........................................   7

Exhibit (20) - Financial Statements (unaudited)
                   Combined Balance Sheets as of March 31, 1996
                   and December 31, 1995.............................   8

                   Combined Statements of Income, for the Three
                   Months ended March 31, 1996 and 1995..............   9

                   Combined Statements of Changes in Cash, for the
                   Three Months ended March 31, 1996 and 1995........  10

                   Notes to Combined Financial Statements............  10

Exhibit (27) - Financial Data Schedule...............................  11