Form 10-Q
period 1996-06-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1996-08-14
CIK 37008

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------


For Quarter Ended June 30, 1996                    Commission File Number 1-6249
                  -------------                                           ------

             First Union Real Estate Equity and Mortgage Investments
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                           34-6513657
- ---------------------------------------                  -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification) No.)

         Suite 1900, 55 Public Square
            Cleveland, Ohio                                   44113-1937
- ---------------------------------------                  -------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (216) 781-4030
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

  17,459,144 Shares of Beneficial Interest outstanding as of June 30, 1996
- --------------------------------------------------------------------------------


================================================================================
               Total number of pages contained in this report: 11

PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements.
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

         The unaudited "Combined Balance Sheets" as of June 30, 1996 and December 31, 1995 and "Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended June 30, 1996 and 1995, of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

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

         The registrant obtained a $12.5 million mortgage loan in January 1996. The mortgage loan is secured by an apartment complex in Durham, NC and is at an interest rate of 6.875%. In April 1996, the registrant obtained two mortgage loans secured by apartment complexes in Indianapolis, IN and Cincinnati, OH. The loans for $15 million and $9 million are at interest rates of 7.65% and 7.395%, respectively. Proceeds from these three mortgage loans totaling $36.5 million were used to repay short-term bank loans.

         In June 1996, the registrant received repayment of its $7 million mortgage investment. The mortgage investment had been part of the consideration received in the registrant's sale in February 1996, of the two office buildings and a parking garage discussed above. The proceeds of this mortgage investment were used to repay short-term bank loans and the $5 million, 8.6% medium term note which was due in July 1996.

         In June 1996, the registrant announced the signing of a contract to acquire nine regional malls for $319 million. The registrant intends to acquire these properties with a joint venture partner, and intends to fund its equity investment in the joint venture through short-term bank loans. This transaction is contingent upon completion and acceptance of due diligence and is expected to close in September 1996.

         Except as noted above, there has been no material change in the registrant's financial condition from December 31, 1995.

Liquidity and Capital Resources
- -------------------------------

         Net cash provided by operations for the six months ended June 30, 1996 of $5.7 million was approximately $1.9 million below the same period in the prior year. This decline in cash provided by operations during 1996 is primarily attributed to the decrease in accrued liabilities when comparing the six months ended June 30, 1996 to the same period in the prior year. Dividends paid in 1996 of $3.9 million represented 68% of net cash from operating activities.

         Net cash used for investing of $8 million for the first six months of 1996 included $8.8 million in proceeds received from the sale of two office buildings and a parking garage, which was offset by reinvesting $13 million in building and tenant improvements. The expenditures were primarily made to complete the renovations of two retail properties and a retail anchor tenant building which began in 1995 and construct an office tenant alteration at North Valley Center which is being converted from a retail mall to an office complex. Additionally, the registrant advanced $3.4 million as a deposit on its purchase of nine regional malls, as noted previously.

         Net cash provided by financing of $6.3 million, during the first six months of 1996 included $36.5 million from three new mortgage loans secured by apartment complexes. The proceeds were used to repay short-term bank loans. Also, the registrant purchased 950,000 of its shares of beneficial interest for $7.1 million using funds available under its bank credit facilities. This purchase was part of a settlement agreement with a minority shareholder.

         During the remaining six months of 1996, the registrant has approximately $1.7 million in mortgage principal payments, approximately $5 million in tenant and building improvements, and a $27 million investment in a joint venture to acquire nine regional shopping malls. The registrant intends to fund the debt repayments, planned capital expenditures, and its investment in a joint venture through short-term bank loans and cash flow generated from operations. Additionally, the registrant repaid the $5 million, 8.6% medium term note with cash available from the repayment of a mortgage investment in July 1996.

Results of Operations
- ---------------------

         Net income was $1 million and $1.3 million for the three months ending June 30, 1996 and 1995, respectively. Net income in 1995 included $150,000 of proxy and litigation expenses.

         Net income for the first six months of 1996 was $.1 million as compared to $27.4 million in 1995. Net income for 1995 included a capital gain of $29.9 million and a $4.3 million, non-cash charge for the cumulative effect of a change in accounting method. The amount in 1996 included two non-recurring, non-cash charges totaling $1.3 million for the write-off of a tenant allowance and the termination of an employment contract. The amount in 1995 included $1.1 million of proxy and litigation expenses.

         Income from operations was $.1 million for the first six months of 1996 compared to $1.9 million in 1995.

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

         In 1995, the registrant recorded a non-cash charge of $4.3 million for the cumulative effect of the change in accounting method for leasing costs. Previously, the registrant deferred internal leasing costs and amortized these costs over the lives of the consummated leases. This change in the method of accounting was made retroactive to January 1995 and, consequently, 1995 amounts have been restated to reflect this change.

         Property net operating income, which is calculated as revenue generated from rents and mortgage investment interest less property operating expenses and real estate taxes, was $11.3 million and $11.1 million for the three months ended June 30, 1996 and 1995, respectively. Property net operating income for properties in the portfolio for 1996 and 1995 and the apartment complex acquired in June 1996, increased by $.8 million over 1995. This increase is partially offset by the loss of property net operating income from the sale of three office buildings and a parking garage sold in December 1995 and February 1996 resulting in a net increase of $.1 million. Additionally, mortgage investment income increased by $.1 million due to the addition of a mortgage obtained in connection with the sale of the two office buildings and a parking garage noted previously. This mortgage was repaid in June 1996. Property net operating income increased by $.2 million when comparing the first six months of 1996 to the same period of 1995. This increase is primarily due to the addition of two mortgage investments in January 1995 and February 1996, respectively. Property net operating income from property operations for the first six months of 1996 was comparable to that of 1995.

         In the second quarter and first six months of 1995, the registrant had an average of $8 million and $13 million, respectively, in short-term investments from the proceeds of the sale of its 50% interest in two malls. These funds were used to purchase a retail property and an apartment complex in April and June of 1995, respectively.

         Mortgage interest expense increased when comparing 1996 to 1995 due to the three new mortgage loans, noted previously, totaling $36.5 million obtained in January and April of 1996. However, the registrant's refinancing in the fourth quarter of 1995 of four mortgage loans totaling $48 million at an average interest rate of 9.25% for one mortgage loan at 7.49% partially offsets the full effect of the increase in mortgage interest expense from the addition of the three mortgage loans in 1996.

         Bank loans increased when comparing 1996 to 1995 due to increased borrowings on the bank credit facilities during the last half of 1995 and first six months of 1996. The borrowings were used to fund the registrant's capital improvement program and to purchase 950,000 shares of beneficial interest in January 1996. For the six months ended June 30, 1996, the registrant had an average of $59 million of bank lines of credit outstanding as compared to an average of $42 million in 1995.

         Depreciation and amortization expense for the first six months of 1996 increased over the same period in 1995 by approximately $1 million. This increase was caused by a non-recurring $680,000 non-cash, write-off of a tenant allowance due to the registrant replacing an anchor tenant at one of its malls. Additionally, the remaining increase in depreciation expense, when comparing 1996 to 1995, was caused by the registrant's capital improvement program during the last half of 1995 and first quarter of 1996.

         General and administrative expenses in the first six months of 1996 included a non-recurring, non-cash charge of $650,000 for the termination of an employment contract of a former executive. Additionally, proxy and litigation expenses of $1.1 million were included in general and administrative expenses in the first six months of 1995.


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

               (a)  Exhibits:
                    ---------
                    Exhibit (11) - Statements Re:  Computation of Per Share
                                   Earnings.

                    Exhibit (12) - Statements Re:  Ratios of Combined Income
                                   from Operations and Combined Net Income to
                                   Fixed Charges

                    Exhibit (20) - Financial Statements (Unaudited)
                                   Combined Balance Sheets as of June 30, 1996
                                   and December 31, 1995
                                   Combined Statements of Income for the Three and Six Months ended June 30, 1996 and 1995 Combined Statements of Changes in Cash for the Three and Six Months ended June 30, 1996 and 1995
                                   Notes to Combined Financial Statements

                    Exhibit (27) - Financial Data Schedule

               (b)  Reports on Form 8-K:
                    --------------------
                           Report dated June 12, 1996 regarding proposed acquisition of retail properties.

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


                                       First Union Real Estate Equity and
                                             Mortgage Investments
                                       ----------------------------------
                                                 (Registrant)




Date: August 13, 1996                  By: /s/James C. Mastandrea
                                          -----------------------------------
                                           James C. Mastandrea, Chairman
                                           President, Chief Executive Officer
                                           and Chief Financial Officer



Date: August 13, 1996                  By: /s/John J. Dee
                                           --------------
                                           John J. Dee, Senior Vice
                                           President, Chief Accounting
                                           Officer

                                Index to Exhibits
                                -----------------



                                                                                    Page
                                                                                   Number
                                                                                   ------
Exhibit (11) - Statements Re: Computation of Per Share
                       Earnings ..............................................       8

Exhibit (12) - Statements Re:  Ratios of Combined Income from Operations
                       and Combined Net Income to Fixed Charges...............       9

Exhibit (20) - Financial Statements (unaudited)
                       Combined Balance Sheets as of June 30, 1996
                       and December 31, 1995..................................      10

                       Combined Statements of Income for the Three and Six
                       Months ended June 30, 1996 and 1995....................      10

                       Combined Statements of Changes in Cash for the
                       Three and Six Months ended June 30, 1996 and 1995......      10

                       Notes to Combined Financial Statements.................      10

Exhibit (27) - Financial Data Schedule........................................      11