Form 10-Q
period 1996-09-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1996-10-07
CIK 37008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ---------------


For Quarter Ended September 30, 1996              Commission File Number 1-6249
                  ------------------                                     ------

            First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                         34-6513657
--------------------------------                  ------------------------------

(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.

     Suite 1900, 55 Public Square
          Cleveland, Ohio                                   44113-1937
---------------------------------------                 ------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (216) 781-4030
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


                         Yes  X                   No
                             ---                      ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 17,459,144 Shares of Beneficial Interest outstanding as of September 30, 1996
--------------------------------------------------------------------------------


 ==============================================================================

               Total number of pages contained in this report: 13

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

         The unaudited "Combined Balance Sheets" as of September 30, 1996 and December 31, 1995 and "Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended September 30, 1996 and 1995, of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

Financial Condition
-------------------

         In February 1996, the registrant sold two office buildings and a parking garage in Cleveland, OH for $1.8 million in cash and a $7 million, 8% note secured by the properties. This sale resulted in a capital loss of $5.6 million which was previously provided for by the registrant as part of a $14 million noncash unrealized loss on the carrying value of certain assets recorded in December 1995.

         The registrant obtained a $12.5 million mortgage loan in January 1996. The mortgage loan is secured by an apartment complex in Durham, NC and is at an interest rate of 6.875%. In April 1996, the registrant obtained two mortgage loans secured by apartment complexes in Indianapolis, IN and Cincinnati, OH. The loans for $15 million and $9 million are at interest rates of 7.65% and 7.395%, respectively. In late September 1996, the registrant obtained a $12 million mortgage loan at 7.75% secured by the Woodland Commons Shopping Center in Buffalo Grove, Ill. Proceeds from these four mortgage loans totaling $48.5 million were used to repay short-term bank loans.

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

         The registrant, in September 1996, renegotiated, restructured, and expanded its revolving credit agreements. The new $96 million credit agreement is secured by the same collateral that secured the former $80 million facilities. The new agreement is at a variable interest rate and requires defined levels of funds from operations, net worth and interest coverage. The term of the $96 million credit agreement is two years and can be extended thereafter each year upon request of the registrant and consent of the bank group.

         Also in late September 1996, the registrant invested $30 million, from its bank credit facility, in a joint venture. The joint venture acquired nine regional shopping malls totaling 5,800,000 square feet of gross leasable area. These shopping malls are the dominant retail facilities located primarily in regional markets in Louisiana, Arkansas, Texas, Oklahoma and New Mexico. The purchase price paid by the joint venture was $311.7 million which includes the assumption of $50 million in existing mortgage debt. The registrant's property management affiliate will manage the properties for the joint venture. The registrant has recorded this joint venture investment using the equity method of accounting, as the registrant owns 26% of the joint venture. The joint venture had no effect on net income during the third quarter of 1996 since the transaction occurred at the end of the quarter.

         Except as noted above, there has been no material change in the registrant's financial condition from December 31, 1995.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operations for the nine months ended September 30, 1996 of $14 million was approximately $2 million greater than the same period in the prior year. This increase in cash provided by operations during 1996 is primarily attributed to the increase in accrued liabilities when comparing the nine months ended September 30, 1996 to the same period in the prior year. Dividends paid in 1996 of $5.9 million represented 42% of net cash from operating activities.

         Net cash used for investing of $38 million for the first nine months of 1996 included $8.8 million in proceeds received from the sale of two office buildings and a parking garage, which was offset by upgrading and reinvesting $16.6 million in building and tenant improvements and a $30 million investment in a joint venture as discussed previously. The capital expenditures and tenant improvements were primarily made to complete the renovations of two retail properties and a retail anchor tenant expansion which began in 1995. Also, a 56,500 square foot office space was built for a tenant that took occupancy in April 1996 at North Valley Center which is being converted from a retail mall to a business and commerce center.

         Net cash provided by financing of $22 million during the first nine months of 1996 included $48.5 million from four new mortgage loans secured by three apartment complexes and a shopping mall. Also, the registrant purchased 950,000 of its shares of beneficial interest for $7.1 million using funds available under its bank credit facilities. This purchase was part of a settlement agreement with a minority shareholder. The registrant purchased the shares at the average share price for the time period beginning January 1, 1995 and ending December 8, 1995. Additionally, in July 1996 the registrant repaid the $5 million, 8.6% medium term note with cash received from the repayment of a mortgage investment.

         During the remaining three months of 1996, the registrant has approximately $1 million in mortgage principal payments due and an estimated $4 million in tenant and building improvements. The registrant intends to fund the debt repayments and investments in capital expenditures through its residual funds from operations and credit facility.

Results of Operations
---------------------

         Net income was $1 million and $.3 million for the three months ended September 30, 1996 and 1995, respectively. Net income for the three months ended September 30, 1995 included $.3 million in litigation and proxy expenses.

         Net income for the first nine months of 1996 was $1.1 million as compared to $27.7 million in 1995. Net income for 1995 included a capital gain of $29.9 million, a $4.3 million non-cash charge for the cumulative effect of a change in accounting method and $1.4 million of litigation and proxy expenses. Net income for 1996 included two non-recurring, non-cash charges totaling $1.3 million for the write-off of a tenant allowance and the termination of an employment contract.

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

         In 1995, the registrant recorded a non-cash charge of $4.3 million for the cumulative effect of the change in accounting method for leasing costs. Previously, the registrant deferred internal leasing costs and amortized these costs over the lives of the consummated leases. This practice is the normal method used in the industry, however the registrant exercised prudence in adopting a more conservative expensing practive. This change in the method of accounting was made retroactive to January 1995 and, consequently, 1995 amounts have been restated to reflect this change.

         Income before capital gains and cumulative effect of accounting change was $1.0 million for the three months ended September 30, 1996 as compared to $.3 million for the same period in 1995. For the nine months of 1996, income before capital gains and cumulative effect of accounting change was $1.1 million compared to $2.2 million in 1995.

         Property net operating income, which is calculated as revenue generated from rents and mortgage investment interest less property operating expenses and real estate taxes, was $11.3 million and $10.8 million for the three months ended September 30, 1996 and 1995, respectively. Property net operating income for properties in the portfolio for both 1996 and 1995 increased by $.8 million over 1995. This increase is partially offset by the loss of property net operating income from three office buildings and a parking garage that were sold in December 1995 and February 1996, thereby resulting in a net increase of $.4 million for the entire portfolio.

         Property net operating income was $33.3 million and $32.6 when comparing the first nine months of 1996 to 1995. However, property net operating income when comparing the first nine months of 1996 to the same period of 1995 increased by $.9 million for properties in the portfolio for both 1996 and 1995. The portfolio included non-comparable properties and mortgage investments during 1996 and 1995 due to the acquisition of a shopping mall and an apartment complex in 1995, and the sale of two shopping malls, three office buildings and a parking garage in 1995 and 1996.

         During the first half of 1995, the registrant had an average of $13 million in short-term investments from the proceeds of the January 1995 sale of its 50% interest in two malls. These funds were used to purchase a shopping mall and an apartment complex in April and June of 1995, respectively.

         Mortgage interest expense increased when comparing 1996 to 1995 due to the three new mortgage loans totaling $36.5 million obtained in January and April of 1996. However, the registrant's refinancing in the fourth quarter of 1995 of four mortgage loans at an average interest rate of 9.25% for one mortgage loan at 7.49% partially offsets the full effect of the increase in mortgage interest expense from the addition of the three mortgage loans in 1996.

         Bank loans increased when comparing 1996 to 1995 due to increased borrowings on the bank credit facilities during the last half of 1995 and first nine months of 1996. The borrowings were used to fund in part the registrant's investment in its capital improvement program, to purchase 950,000 shares of beneficial interest in January 1996, and to invest $30 million in a joint venture to acquire nine shopping malls. For the nine months ended September 30, 1996, the registrant had an average of $56 million of bank lines of credit outstanding as compared to an average of $46 million in 1995.

         Depreciation and amortization expense for the first nine months of 1996 increased over the same period in 1995 by approximately $1.2 million. This increase was caused by a non-recurring, non-cash $680,000 write-off of a tenant allowance due to the registrant replacing an anchor tenant at one of its malls. Additionally, the remaining increase in depreciation expense, when comparing 1996 to 1995, was attributable to the registrant's capital improvement program during the last half of 1995 and continuing in 1996.

         General and administrative expenses in the first nine months of 1996 included a non-recurring, non-cash charge of $650,000 for the termination of an employment contract of a former executive. Additionally, litigation and proxy expenses of $.3 million and $1.4 million were included in general and administrative expenses in the third quarter and nine months ended September 1995, respectively.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.
-------  ------------------
              None.

Item 2.  Changes in Securities.
-------  ----------------------
              None.

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------
              None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

              None.

Item 5.  Other Information.
-------  ------------------
              None.

Item 6.  Exhibits and Reports on Form 8-K and Form 8-K/A.
-------  ------------------------------------------------

         (a)  Exhibits:
              --------
              Exhibit (10a)    -    Bank Credit Agreement dated September 19,
                                    1996.

              Exhibit (10b)    -    First Union Management, Inc. Declaration of
                                    Trust dated October 1, 1996.

              Exhibit (11)     -    Statements Re:  Computation of Per Share
                                    Earnings.

              Exhibit (12)     -    Statements Re:  Ratios of Combined Income
                                    from Operations and Combined Net Income to
                                    Fixed Charges

              Exhibit (20)     -    Financial Statements (Unaudited)
                                        Combined Balance Sheets as of
                                           September 30, 1996 and December 31,
                                           1995
                                        Combined Statements of Income for the
                                           Three and Nine Months ended
                                           September 30, 1996 and 1995
                                        Combined Statements of Changes in Cash
                                           for the Three and Nine Months ended
                                           September 30, 1996 and 1995
                                        Notes to Combined Financial Statements

              Exhibit (27)     -    Financial Data Schedule


         (b)  Reports on Form 8-K and Form 8-K/A.
              -------------------------------------

             (1)  Form 8-K
                  --------
                  None.

             (2)  Form 8-K/A
                  ----------
                  Report dated June 12, 1996 regarding investment in retail properties through a joint venture and filed on October 7, 1996.

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


                                        First Union Real Estate Equity and
                                              Mortgage Investments
                                        ----------------------------------
                                                  (Registrant)



Date: October 7, 1996                   By: /s/ James C. Mastandrea
                                           ----------------------------------
                                           James C. Mastandrea, Chairman
                                           President, Chief Executive Officer
                                           and Chief Financial Officer



Date: October 7, 1996                   By: /s/ John J. Dee
                                           ----------------------------------
                                           John J. Dee, Senior Vice
                                           President, Chief Accounting
                                           Officer

                                Index to Exhibits
                                -----------------



                                                                                     Page
                                                                                    Number
                                                                                    ------

Exhibit (10a) - Bank Credit Agreement dated September 19, 1996.................       8

Exhibit (10b) - First Union Management, Inc. Declaration of
                Trust dated October 1, 1996....................................       9

Exhibit (11)  - Statements Re: Computation of Per Share
                        Earnings ..............................................      10

Exhibit (12)  - Statements Re:  Ratios of Combined Income from Operations
                        and Combined Net Income to Fixed Charges...............      11

Exhibit (20)  - Financial Statements (unaudited)...............................      12
                        Combined Balance Sheets as of September 30, 1996
                        and December 31, 1995

                        Combined Statements of Income for the Three and Nine
                        Months ended September 30, 1996 and 1995

                        Combined Statements of Changes in Cash for the
                        Three and Nine Months ended September 30, 1996 and
                        1995

                        Notes to Combined Financial Statements

Exhibit (27)  - Financial Data Schedule........................................      13
