Form 10-K405
period 1996-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1997-03-21
CIK 37008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED 12-31-96                 COMMISSION FILE NUMBER 1-6249

                FIRST UNION REAL ESTATE AND MORTGAGE INVESTMENTS
             (Exact name of registrant as specified in its charter)

              OHIO                                       34-6513657
-------------------------------                          ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

    SUITE 1900, 55 PUBLIC SQUARE
         CLEVELAND, OHIO                                 44113-1937
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (216) 781-4030
                                                       --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                        WHICH REGISTERED
            -------------------                        ----------------

Shares of Beneficial Interest
(Par Value $1 Per Share)                            New York Stock Exchange
------------------------                            -----------------------

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

As of January 31, 1997, 20,975,213 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was approximately $283,165,376.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

21,558,779 Shares of Beneficial Interest were outstanding as of January 31, 1997
--------------------------------------------------------------------------------

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

         Proxy Statement dated March 5, 1997 for the Annual Meeting of Shareholders to be held on April 8, 1997 (Part III).

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                    CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                        GENERAL INSTRUCTIONS TO FORM 10-K

ITEM OF FORM 10-K                                                         LOCATION
-----------------                                                         --------
                                                                       (PAGE OR PAGES)

                                     PART I

 1.  Business                                                           3 through 4
 2.  Properties                                                         5 through 11
 3.  Legal Proceedings                                                  12
 4.  Submission of Matters to a Vote of Security Holders                12

                                     PART II

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters                                                          12; Exhibit 13, 1
 6.  Selected Financial Data                                            12; Exhibit 13,
                                                                        2 through 3
 7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        12; Exhibit 13,
                                                                        18 through 22
 8.  Financial Statements                                               12; Exhibit 13,
                                                                        4 through 17
 9.  Changes in and disagreements with Accountants on
       Accounting and Financial Disclosure                              12

                                    PART III

10.  Directors and Executive Officers of the Registrant                 13 and 14; Proxy
                                                                          Statement, 2
                                                                          through 6
11.  Executive Compensation                                             14; Proxy Statement,
                                                                        6 and 11 through 16
12.  Security Ownership of Certain Beneficial
       Owners and Management                                            14; Proxy Statement,
                                                                        9 and 10

13.  Certain Relationships and Related Transactions                     14; Proxy Statement,
                                                                        10

                                     PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Statements and Financial
              Statement Schedules                                        15 and 19 through
                                                                         24; Exhibit 13,
                                                                         4 through 17

     (b) Exhibits                                                        15 through 17;
                                                                         Exhibit Index, 25
                                                                         and 26

     (c) Reports on Form 8-K                                             17


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

         In order to encourage efficient operation and management of its property, and after receiving a ruling from the Internal Revenue Service with respect to the proposed form of organization and operation, the registrant, in 1971, caused a management company to be organized pursuant to the laws of the State of Delaware under the name First Union Management, Inc. (the "Management Company"), to lease property from the registrant and to operate such property for its own account as a separate taxable entity. At December 31, 1996, the registrant net leased 35 of its properties to the Management Company. The shares of the Management Company are held in trust, with the shareholders of the registrant, as exist from time to time, as contingent beneficiaries. For financial reporting purposes, the financial statements of the Management Company are combined with those of the registrant.

         The registrant owns regional enclosed shopping malls, apartment complexes and large downtown office buildings. Additionally, in 1996 the registrant invested $30 million in a joint venture which owns eight shopping malls and 50% of another shopping mall. The registrant's Management Company manages and leases the joint venture shopping malls. The registrant's portfolio is diversified by type of property, geographical location, tenant mix and rental market. As of December 31, 1996, the registrant owned (in fee or pursuant to long-term groundleases under which the registrant is lessee) 13 shopping malls, nine apartment complexes, six office properties and a 1,100-car parking garage and a 300-car parking facility, as well as other miscellaneous properties (see
Item 2 - Properties).

         Currently, the registrant intends to concentrate its portfolio in retail and apartment properties while investments in office buildings will be de-emphasized. Although not presently seeking new mortgage investments, except when needed in the disposition of the registrant's office portfolio, the registrant intends to hold two of its three mortgage investments to maturity. In February 1997, the registrant accepted a payment of $16.2 million cash and a $1.8 million note for the other mortgage investment.

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

         The registrant's office properties compete for tenants principally with office buildings throughout the respective areas in which they are located. In most areas where the registrant's office buildings are located competition for tenants has been and continues to be intense on the basis of rent, location and age of the building. High vacancy rates in the cities in which the registrant has properties and the age of the registrant's office properties continue to negatively impact the registrant's occupancy rates and its ability to raise rental rates. Additionally, these factors also impact the ability of the registrant to dispose of its office properties.

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

         Prior to undertaking major transactions, the registrant has hired independent environmental experts to review specific properties. Thirteen properties have been reviewed and no significant environmental hazards have been uncovered. The registrant has no reason to believe that any environmental contamination or violation of any applicable law, statute, regulation or ordinance governing hazardous or toxic substances has occurred or is occurring. However, no assurance can be given that hazardous or toxic substances are not located on any of the properties. The registrant will also endeavor to protect itself from acquiring contaminated properties or properties with significant compliance problems by obtaining site assessments and property reports at the time of acquisition when it deems such investigations to be appropriate. There is no guarantee, however, that these measures will successfully insulate the registrant from all such liabilities.

         The number of persons employed by the registrant is 47.

ITEM 2.  PROPERTIES
         The following table sets forth certain information relating to the registrant's investments at December 31, 1996:






                                                                    Square                  Year
                                             Date of     Ownership  feet(1)  Occupancy  construction
Direct equity investments  Location        acquisition   percentage  (000)    rate(2)    completed
-------------------------  --------        -----------   ---------- -------  ---------  -----------

Shopping Malls:
Eastern
-------
Mountaineer                Morgantown, WV      1/29/78      100%   676(4)     89%         1975
Fingerlakes                Auburn, NY          9/28/81      100    404        86          1980
Fairgrounds Square         Reading, PA         9/30/81      100    737(6)     96          1980
Wilkes (8)                 Wilkesboro, NC      5/04/83      100    359        70          1982
Crossroads (21)            St. Cloud, MN       1/01/72      100    734(9)     98          1966
Two Rivers                 Clarksville, TN     9/26/75      100    233        48          1968
Crossroads                 Fort Dodge, IA      4/22/77      100    427(11)    96          1967
Westgate Towne Centre      Abilene, TX         4/22/77      100    386(12)    36(13)      1962
Kandi                      Willmar, MN         3/12/79      100    451        88          1973
Woodland Commons           Buffalo Grove, IL   4/03/95      100    171        99          1991

Western
-------
Valley North               Wenatchee, WA       8/30/73      100    171        91          1966
Mall 205                   Portland, OR        3/01/75      100    432(14)    97          1970
Plaza 205                  Portland, OR        4/26/78      100    167       100          1970
Valley                     Yakima, WA          5/01/80      100    426(15)    93          1972

Apartments:
Midwestern
----------
Somerset Lakes             Indianapolis, IN   11/10/88      100    360 units  97          1975
Meadows of Catalpa         Dayton, OH          7/11/89      100    323 units  94          1972
Steeplechase               Cincinnati, OH      6/30/95      100    272 units  94          1987
Hunters Creek              Cincinnati, OH     12/11/96      100    146 units  97          1980


Southern
--------
Briarwood                  Fayetteville, NC    6/30/91      100    273 units  89       1968-70
Woodfield Gardens          Charlotte, NC       6/30/91      100    132 units  94          1974
Windgate Place             Charlotte, NC       6/30/91      100    196 units  96       1974-78
Walden Village             Atlanta, GA         6/01/92      100    380 units  91          1973
Beech Lake                 Durham, NC          8/19/94      100    345 units  87          1986


                                                       Mortgage Loans
                                    ------------------------------------------------------------------
                                                    Balance      Principal
                           Total    Original           at        repayment
                            cost    balance(s)      12/31/96      for 1997        Interest    Year of
Direct equity investments   (000)     (000)          (000)         (000)            rate      maturity
-------------------------  -------  ---------      ---------     ---------        --------    --------

Shopping Malls:
Eastern
-------
Mountaineer                $33,358   $14,447(3)   $  8,088(5)    $   980(5)            --%(5)    --(5)
Fingerlakes                 27,178        --            --            --               --        --
Fairgrounds Square          41,545        --            --(7)         --               --        --
Wilkes (8)                  18,730        --            --            --               --        --
Crossroads (21)             31,724    50,300(3)     49,551(10)       705(10)           --(10)    --(10)
Two Rivers                   8,394        --            --            --               --        --
Crossroads                  12,704        --            --(7)         --               --        --
Westgate Towne Centre        9,724        --            --            --               --        --
Kandi                       20,427        --            --(7)         --               --        --
Woodland Commons            21,997    12,000(3)     11,948           220            7.750      2006
                           -------    ------        ------        ------
                           225,781    76,747        69,587         1,905
                           -------    ------        ------        ------

Western
-------
Valley North                 4,318        --            --            --               --        --
Mall 205                    13,813        --            --            --               --        --
Plaza 205                    4,477     1,716           451           148            8.500      1999
Valley                      12,339        --            --            --               --        --
                            ------    ------        ------         -----
                            34,947     1,716           451           148
                           -------    ------        ------         -----
                           260,728    78,463        70,038         2,053
                           -------    ------        ------         -----
Apartments:
Midwestern
----------
Somerset Lakes              20,544    15,000(3)     14,863           218            7.650      2006
Meadows of Catalpa          10,500     8,000(3)      7,716            83            8.750      2002
Steeplechase                12,046     9,000(3)      8,915           136            7.395      2006
Hunters Creek                5,493        --            --            --               --        --
                            ------    ------        ------           ---
                            48,583    32,000        31,494           437
                            ------    ------        ------           ---


Southern
--------
Briarwood                    8,306     2,542            --(7)         --               --        --
Woodfield Gardens            3,773     1,074           786            69            8.875      2005
Windgate Place               6,184     1,794         1,369(16)       103(16)           --(16)    --(16)
Walden Village              13,933        --            --(7)         --               --        --
Beech Lake                  19,849    12,500(3)     12,348           176            6.869      2005
                            ------    ------        ------           ---
                            52,045    17,910        14,503           348
                            ------    ------        ------           ---
                           100,628    49,910        45,997           785
                           -------    ------        ------           ---

  ITEM 2.  PROPERTIES
           -CONTINUED





                                                                  Square                Year
                                            Date of    Ownership  feet(1) Occupancy construction
Direct equity investments     Location    acquisition  percentage  (000)    rate(2)  completed
-------------------------     --------    -----------  ---------- -------  --------- -----------

Office Buildings:
Midwestern
----------
55 Public Square          Cleveland, OH        1/15/63   100%      397         94%         1959
Circle Tower              Indianapolis, IN    10/16/74   100       102         80          1930




Southern
--------
Henry C. Beck             Shreveport, LA       8/30/74   100       186         83            1958
Landmark Towers           Oklahoma City, OK   10/01/77   100       257         89         1967-71




Western
-------
North Valley
  Technical Center (17)   Denver, CO          12/03/69   100       454         60          1967
Peach Tree Center         Marysville, CA      12/19/79   100       436         50(18)      1972







Other:

Land-Huntington Bldg      Cleveland, OH       10/25/61   100(19)    --         --           ---
Parking Garage            Cleveland, OH       12/31/75   100     1,100 spcs.   --          1969
Parking Facility          Cleveland, OH        9/19/77   100       300 spcs.   --           ---




                                                            Mortgage Loans
                                      --------------------------------------------------------------
                                                     Balance      Principal
                               Total   Original         at        repayment
                              cost    balance(s)    12/31/96      for 1997        Interest  Year of
Direct equity investments     (000)     (000)        (000)         (000)            rate    maturity
-------------------------     -------  ---------    ---------     ---------       --------  --------

Office Buildings:
Midwestern
----------
55 Public Square             $31,894     $    --       $ ---(7)         $--             --%    --
Circle Tower                   4,125          --            --           --             --     --
                              ------   ---------         -----         ----
                              36,019          --            --           --
                              ------   ---------         -----         ----

Southern
--------
Henry C. Beck                  8,411          --            --          --              --     --
Landmark Towers               15,624       2,909           555         307           8.375   1998
                              ------   ---------         -----        ----
                              24,035       2,909           555         307
                              ------   ---------         -----        ----

Western
-------
North Valley
  Technical Center (17)       17,601        2,037         336          156           7.750   1999
Peach Tree Center             13,625           --          --           --              --     --
                              ------   ----------       -----         ----
                              31,226        2,037         336          156
                              ------   ----------       -----         ----
                              91,280        4,946         891          463
                              ------   ----------       -----         ----


Other:

Land-Huntington Bldg           4,501           --          --           --              --     --
Parking Garage                 7,021        9,300(3)    8,698          238           8.550   2014
Parking Facility               2,409           --          --           --              --     --
                            --------     --------    --------      -------
                              13,931        9,300       8,698          238
                            --------     --------    --------      -------
                             466,567      142,619     125,624        3,539
Reserve for unrealized loss
  on carrying value of real
  estate (20)                 (7,004)         ---         ---          ---
Senior debt underlying
  wraparound mortgage loan
  investments                    ---          ---      3 ,444          324
                            --------     --------    --------      -------
Total equity investments    $459,563     $142,619    $129,068      $ 3,863
                            ========     ========    ========      =======



(1) The square footage shown represents gross leasable area for shopping malls and net rentable area for office buildings. The apartments are shown as number of units. The parking garage and parking facility are shown as number of parking spaces.

(2) Occupancy rates shown are as of December 31, 1996, and are based on the total square feet at each property, except apartments which are based on the number of units and average occupancy during the year.

(3) The registrant obtained mortgages on the following properties subsequent to acquisition: Meadows of Catalpa Apartments in the amount of $8,000,000 in 1992; Huntington Parking Garage in the amount of $9,300,000 in 1993; Mountaineer Mall in the amount of $4,600,000 in 1994; Crossroads Shopping Center (St. Cloud, MN) in the amount of $50,300,000 in 1995; Woodland Commons in the amount of $12,000,000 in 1996; Somerset Lakes in the amount of $15,000,000 in 1996; Steeplechase in the amount of $9,000,000 in 1996; Beech Lake in the amount of $12,500,000 in 1996.

(4) The total mall contains 676,000 square feet; the registrant owns 618,000 square feet, the balance being ground leased to Giant Eagle Markets, Inc.

(5) This property has two mortgages. Interest rates are 9.10% and 8.25%. The mortgages mature in 2001 and 2009, respectively. The 9.10% mortgage, in the principal amount of $3,936,000, has a principal payment for 1997 of $780,000. The 8.25% mortgage, in the principal amount of $4,152,000, has a principal payment for 1997 of $200,000.

(6) The total mall contains 737,000 square feet; the registrant owns 536,000 square feet, the balance being separately ground leased to Boscov Department Store, Inc.

(7) These properties are the collateral for the registrant's $90 million revolving line of credit.

(8)  The registrant sold this property in January 1997.

(9) The total mall contains 734,000 square feet; the registrant owns 625,000 square feet, the balance being separately owned by Target Stores.

(10) This property has two mortgages. Interest rates are 7% and 7.485%. The mortgages mature in 2000 and 2002, respectively. The 7% mortgage, in the principal amount of $692,000 has a principal repayment for 1997 of $65,000. The 7.485% mortgage, in the principal amount of $48,859,000, has a principal repayment for 1997 of $640,000.

(11) The total mall contains 427,000 square feet; the registrant owns 327,000 square feet, the balance being separately owned by an unrelated third party with Sears, Roebuck and Co. as tenant.

(12) The total mall contains 386,000 square feet; the registrant owns 291,000 square feet, the balance being separately owned by Montgomery Ward & Co., Incorporated.

(13) Highly competitive market conditions have made leasing space difficult. The registrant continues to seek tenants and alternative retail strategies for this property.

(14) The total mall contains 432,000 square feet; the registrant owns 255,000 square feet, the balance being separately owned by Montgomery Ward Development Corporation.

(15) The total mall contains 426,000 square feet; the registrant owns 308,000 square feet, the balance being separately ground leased to Sears, Roebuck and Co.

(16) This property has two mortgages. Interest rates are 8.875% and 9.375%. The mortgages mature in 2005 and 2007, respectively. The 8.875% mortgage in the principal amount of $760,000 has a principal repayment for 1996 of $67,000. The 9.375% mortgage, in the principal amount of $609,000, has a principal repayment for 1996 of $36,000.

(17) North Valley Technical Center was repositioned from a shopping mall to an office property during 1995.

(18) The property was inundated by a flood which occurred in February 1986. The mall was subsequently rebuilt and re-opened in November 1986. A temporary tenant occupied approximately 70,000 square feet as of December 31, 1996. The Trust is pursuing a mixed use strategy for this former retail facility.

(19) The registrant has ground leased the land until October 30, 2011, with seven, 10-year renewal options.

(20) In December 1995, the registrant recorded a $14 million unrealized loss on the carrying value of assets identified for disposition. Subsequent to the disposition of three office buildings, this reserve was $7,004,000 as of December 31, 1996.

(21) This property represents 11.5% of gross revenues of the registrant. The property is located in St. Cloud, MN, which is approximately 55 miles northwest from Minneapolis, MN. St. Cloud has a population of 170,000. The property is a regional, enclosed retail center of 734,000 square feet, of which 625,000 square feet is owned in fee. The retail center was renovated in 1995. Also, the mall is the only regional, enclosed mall in its primary trade area. The competition for the mall are power strip centers in the primary trade area. Additionally, the mall represents 44% of the retail square feet of its primary trade area.


MORTGAGE SECURED BY THE PROPERTY
--------------------------------

LOAN 1
------
Original amount                 $49,500,000               Due Date                           11/28/02
Interest rate                        7.485%               Amortization period                27 years
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


TENANTS OCCUPYING GREATER THAN 10% OR MORE OF THE
-------------------------------------------------
RENTABLE SQUARE FOOTAGE OF MALL
-------------------------------


                                                           MINIMUM                          LEASE EXPIRATION
                                    SQUARE                 RENT PER         EXPIRATION       OF LAST OPTION
         TENANT                      FEET                 SQUARE FOOT         DATE               PERIOD
         ------                      ----                 -----------         ----               ------

Dayton Hudson Corporation           100,000                    a)            Jan-27                   n/a
Sears Roebuck & Company              79,859                    a)            May-00                May-10
Dayton Hudson Corporation           108,162                    b)            Jul-41                   n/a
  (DBA Target)
JC Penney Co. Inc.                  167,652                 $1.12            Jan-01                Jan-11

a)   Tenant pays percentage rent in lieu of minimum rent.

b)   Tenant owns its space.


OCCUPANCY OF CROSSROADS - ST. CLOUD FOR LAST 5 YEARS
----------------------------------------------------

1992                                                       99%
1993                                                       99%
1994                                                       98%
1995                                                       97%
1996                                                       98%

BASE MINIMUM RENT PER SQUARE FOOT OF OWNED MALL EXCLUDING ANCHOR TENANTS FOR
----------------------------------------------------------------------------
THE LAST 5 YEARS
----------------

                                               PER SQUARE FOOT

1992                                                    $14.84
1993                                                     15.09
1994                                                     16.31
1995                                                     17.95
1996                                                     18.91

LEASE EXPIRATIONS FOR THE NEXT 10 YEARS
---------------------------------------


      # OF TENANTS                     SQUARE FEET                    BASE MINIMUM RENT                  % OF ANNUAL BASE
          EXPIRING                      EXPIRING               AMOUNT            PER SQUARE FOOT          RENT AS OF 12/31/96
          --------                      --------               ------            ---------------          -------------------

1997                      21                32,107              $552,752                $17.21                   11%
1998                      12                18,358               388,634                 21.16                    7%
1999                      15                24,450               512,131                 20.94                   10%
2000                      15                23,078               519,888                 22.52                   10%
2001                      18                47,994               784,615                 16.34                   15%
2002                      11                29,391               476,856                 16.22                    9%
2003                       7                18,744               492,681                 26.28                    9%
2004                       4                 7,404               144,511                 19.51                    2%
2005                       9                20,199               419,677                 20.78                    8%
2006                       7                25,917               550,883                 21.25                   10%

DEPRECIATION OF PROPERTY                           BOOK BASIS               TAX BASIS            LIFE              METHOD
------------------------                           ----------               ---------            ----              ------
Building                                           $ 8,302,000              $ 8,674,000          40 yrs            Straight line
Building improvements                               14,904,000               13,972,000          40 yrs            Straight line
Tenant improvements                                  2,726,000                2,596,000          40 yrs            Straight line
Lease costs and equipment                              740,000                  637,000          10 yrs            Straight line

PROPERTY TAX RATE
-----------------

$.06 per $1.00 of assessed value. 1996 property taxes were $1,983,606.

         As of December 31, 1996, the registrant owned in fee its interests in Crossroads Center (St. Cloud, MN), Woodland Commons, Mall 205, Crossroads Mall (Ft. Dodge, IA), Westgate Towne Centre, Mountaineer Mall, Plaza 205, Valley Mall, Fingerlakes Mall, Fairgrounds Square Mall, Wilkes Mall, 55 Public Square Building, Henry C. Beck Building, Landmark Towers, Peach Tree Center, Somerset Lakes Apartments, Meadows of Catalpa Apartments, Briarwood Apartments, Woodfield Gardens Apartments, Windgate Place Apartments, Walden Village Apartments, Beech Lake Apartments, Steeplechase Apartments, Hunter's Creek Apartments, Land - Huntington Building and the Parking Facility. The registrant holds a leasehold estate or estates, or a fee interest and one or more leasehold estates in Valley North Mall, Two Rivers Mall, Kandi Mall, Circle Tower Building and North Valley Technical Center.

RENTALS FROM NET LEASES

         The following table sets forth the rentals payable to the registrant for the year ended December 31, 1996, under net leases of the properties indicated:



                                    ANNUAL
PROPERTY                           BASE RENT             PERCENTAGE RENTS
--------                           ---------             ----------------

SHOPPING MALLS:
EASTERN
-------
Mountaineer (1)                   $ 705,000           45% of gross receipts in excess
                                                       of $1,506,000
Fingerlakes (1)                     968,000           40% of gross receipts in excess
                                                       of $2,505,000
Fairgrounds Square (1)            3,150,000           55% of gross receipts in excess
                                                       of $3,944,000
Wilkes (1)                          507,000           55% of gross receipts in excess
                                                       of $931,000

Crossroads
(St. Cloud, MN.) (1)              3,300,000           60% of gross receipts in excess
                                                       of $4,868,000(2)
Two Rivers (1)                          ---           5% of gross receipts

Crossroads
(Ft. Dodge, IA) (1)                 736,000           55% of gross receipts in excess
                                                       of $1,302,000
Westgate Towne Centre (1)               ---           10% of gross receipts

Kandi (1)                           712,000           45% of gross receipts in excess
                                                       of $1,631,000
Woodland Commons (1)              1,500,000           25% of gross receipts in excess
                                                       of $1,280,000
WESTERN
-------
Valley North (1)                    543,000           55% of gross receipts in excess
                                                       of $976,000
Mall 205 (1)                      1,232,000           55% of gross receipts in excess
                                                       of $2,146,000
Plaza 205 (1)                       276,000           60% of gross receipts in excess
                                                       of $463,000
Valley (1)                          463,000           50% of gross receipts in excess
                                                       of $898,000
APARTMENTS:
MIDWESTERN
----------
Somerset Lakes (1)                 $971,000           55% of gross receipts in excess
                                                       of $1,744,000
Meadows of Catalpa (1)              900,000           35% of gross receipts in excess
                                                       of $2,300,000
Steeplechase (1)                    800,000           50% of gross receipts in excess
                                                       of $1,170,000
Hunter's Creek (1)                  500,000           20% of gross receipts in excess
                                                       of $900,000

SOUTHERN
--------
Briarwood (1)                       335,000           35% of gross receipts in excess
                                                       of $1,000,000
Woodfield Gardens (1)               100,000           20% of gross receipts in excess
                                                       of $500,000
Windgate Place (1)                  135,000           20% of gross receipts in excess
                                                       of $700,000
Walden Village (1)                  850,000           55% of gross receipts in excess
                                                       of $1,545,000
Beech Lake (1)                      955,000           55% of gross receipts in excess
                                                       of $1,548,450


                                  ANNUAL
PROPERTY                         BASE RENT               PERCENTAGE RENTS
--------                         ---------               ----------------

OFFICE BUILDINGS:
MIDWESTERN
----------
55 Public Square (1)             $1,500,000           40% of gross receipts in excess
                                                       of $3,400,000 (3)
Circle Tower (1)                    189,000           25% of gross receipts in excess
                                                       of $709,000
SOUTHERN
--------
Henry C. Beck (1)                   179,000           25% of gross receipts in excess
                                                       of $784,000
Landmark Towers East (1)             75,000           15% of gross receipts in excess
                                                       of $500,000
Landmark Towers Center (1)           75,000           15% of gross receipts in excess
                                                       of $408,000
Landmark Towers West (1)             75,000           15% of gross receipts in excess
                                                       of $347,000

WESTERN
-------
North Valley Technical Center (1)    50,000           5% of gross receipts in excess
                                                       of $1,000,000
Peach Tree Center (1)               292,000           45% of gross receipts in excess
                                                       of $672,000
OTHER:
Land-Huntington Building            170,000           First $130,000 plus 50% of all
                                                       additional rental, as defined,
                                                       received by registrant as landlord
                                                       under a net lease of the building
                                                       and improvements situated on
                                                       the land
Parking Garage (1)                  800,000           70% of gross receipts in excess
                                                       of $1,168,000
Parking Facility (1)                217,000           70% of gross receipts in excess
                                                       of $416,000

(1)  Leased to the Management Company.

(2) An additional net lease for the Stearns County Building, which is part of the Crossroads, St. Cloud, MN mall, provides for a base rent of $14,000.

(3) An additional net lease for the 55 Public Square Building garage provides for a base rent of $331,000 and a percentage rent of 70% of gross receipts in excess of $537,000.

ITEM 3. LEGAL PROCEEDINGS.

REGISTRANT VS. THE STATE OF CALIFORNIA

         The registrant has pursued legal action against the State of California associated with the 1986 flood of Peach Tree Mall. In September 1991, the court ruled in favor of the registrant on the liability portion of this inverse condemnation suit, which the State of California appealed. The registrant is proceeding with its damage claim in Superior Court of the State of California. No recognition of potential income has been made in the December 31, 1996 Combined Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MARKET PRICE AND DIVIDEND RECORD.

         "Market Price and Dividend Record" presented on page 1 of Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

         "Selected Financial Data" presented on page 2 and 3 of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 18 through 22 of Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS.

         The "Combined Balance Sheets" as of December 31, 1996 and 1995, and the "Combined Statements of Income, Combined Statements of Changes in Cash, Combined Statements of Shareholders' Equity" for the years ended December 31, 1996, 1995 and 1994, of the registrant, "Notes to Combined Financial Statements" and "Report of Independent Public Accountants" are presented on pages 4 through 17 of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (A) DIRECTORS.

         "Election of Trustees" presented on pages 2 through 6 of registrant's 1997 Proxy Statement is incorporated herein by reference.

         (B) EXECUTIVE OFFICERS.


                                                                                                   PERIOD
                                                                                                     OF
   NAME                AGE             POSITIONS, OFFICES AND BUSINESS EXPERIENCE                  SERVICE
   ----                ---             ------------------------------------------                  -------

James C. Mastandrea     53     Chairman,  President and Chief  Executive  Officer since        1993 to date
                               February  1997.  Chairman,  President,  Chief  Executive
                               Officer and Chief  Financial  Officer from February 1996
                               to  January   1997.   Chairman,   President   and  Chief
                               Executive  Officer from  January  1994 to January  1996.
                               President and Chief Operating  Officer from July 1993 to
                               December  1993.  President and Chief  Executive  Officer
                               of Triam Corporation,  Chicago,  Illinois, an investment
                               adviser to various real estate  investment  funds,  from
                               1991 to 1993.  Chairman,  President and Chief  Executive
                               Officer  of  Midwest  Development  Corporation,  Buffalo
                               Grove,  Illinois  from 1978 to 1991.  Served in  various
                               capacities  in the field of  commercial  and real estate
                               lending from 1971 to 1978,  including  Vice President of
                               Continental  Bank,  Chicago,  Illinois,  and with Mellon
                               Bank, Pittsburgh, Pennsylvania.

Paul F. Levin           50     Senior Vice  President,  General  Counsel and  Secretary        1989 to date
                               since December 1994.  Vice  President,  General  Counsel
                               and   Secretary   from  May  1989  to   November   1994.
                               Principal  of  Schwarzwald,  Robiner,  Rock &  Levin,  a
                               Legal  Professional  Association,  from  1981  to  1989.
                               Associate of Gaines,  Stern,  Schwarzwald & Robiner Co.,
                               L.P.A.  from 1979 to 1980.  Assistant  Director  of Law,
                               City of Cleveland, Ohio, from 1975 to 1978.

John J. Dee             45     Senior  Vice  President  and  Chief  Accounting  Officer        1978 to date
                               since   February   1996.   Senior  Vice   President  and
                               Controller   from  July  1992  to  February  1996.  Vice
                               President  and  Controller  from  December  1986 to July
                               1992,  Controller  from  April  1981 to  December  1986,
                               Assistant  Controller  from December 1979 to April 1981,
                               Accounting Manager from August 1978 to December 1979.


Steven M. Edelman       42     Executive Vice  President-Chief  Financial Officer since        1980 to date
                               February   1997.   Executive   Vice   President,   Chief
                               Investment  Officer from  January 1996 to January  1997.
                               Senior Vice  President,  Chief  Investment  Officer from
                               March 1995 to  December  1995.  Senior  Vice  President,
                               Asset  Management  from July 1992 to February 1995. Vice
                               President,  Acquisitions  from  December  1985  to  June
                               1992.   Assistant  Vice  President,   Acquisitions  from
                               January  1985  to  November  1985.  Acquisition  Analyst
                               from   February   1984  to  December   1985.   Assistant
                               Controller  from July  1982 to  January  1984.  Internal
                               Auditor  from  June  1980 to  June  1982.  Auditor  with
                               Touche Ross & Co. from 1978 to 1980.

Thomas T. Kmiecik       38     Senior Vice  President,  Treasurer  since  January 1996,        1984 to date
                               Vice President,  Treasurer from January 1994 to December
                               1995.   Treasurer   from  May  1989  to  December  1993.
                               Assistant  Controller  from  March  1984 to April  1989,
                               Senior Auditor with Arthur Young from 1980 to 1984.

ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------

     "Compensation of Trustees" and "Executive Compensation", presented on page 6 and pages 11 through 16, respectively, of registrant's 1997 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------- ---------------------------------------------------------------

     "Security Ownership of Trustees, Officers and Others" presented on pages 9 and 10 of registrant's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------

     "Certain Relationships and Related Transactions" presented on page 10 of registrant's 1997 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         (1) FINANCIAL STATEMENTS:

                  Combined Balance Sheets - December 31, 1996 and 1995 on page 4 of Exhibit 13.

                  Combined Statements of Income - For the Years Ended December 31, 1996, 1995 and 1994 on page 5 of Exhibit 13.

                  Combined Statements of Changes in Cash - For the Years Ended December 31, 1996, 1995 and 1994 on page 6 of Exhibit 13.

                  Combined Statements of Shareholders' Equity - For the Years Ended December 31, 1996, 1995 and 1994 on page 7 of Exhibit 13.

                  Notes to Combined Financial Statements on pages 8 to 16 of
                  Exhibit 13.

                  Report of Independent Public Accountants on page 17 of Exhibit 13.

         (2) FINANCIAL STATEMENT SCHEDULES:

                  Report of Independent Public Accountants on Financial Statement Schedules.

                  Schedule III - Real Estate and Accumulated Depreciation.

                  Schedule IV - Mortgage Loans on Real Estate.

                  All Schedules, other than III and IV, are omitted, as the information is not required or is otherwise furnished.

(B) EXHIBITS.


EXHIBIT                                                                               INCORPORATED HEREIN BY
NUMBER                              DESCRIPTION                                            REFERENCE TO

(3)(a)          Declaration  of Trust of  Registrant  dated  August 1, 1961, as         Registration Statement on Form S-3
                amended through July 25, 1986                                           No. 33-4493

(3)(b)          By-laws of Registrant, as amended                                       Registration Statement on Form S-3
                                                                                        No. 33-4493

(4)(a)          Form of certificate for Shares of Beneficial Interest                   Registration Statement on Form S-3
                                                                                        No. 33-2818

(4)(b)          Form of Indenture governing Debt Securities, dated February 1,          Registration Statement on Form S-3
                1983 between Registrant and Ameritrust Company                          No. 2-81605

(4)(c)          Form of Debt Security                                                   Registration Statement on Form S-3
                                                                                        No. 33-4493

(4)(d)          Form of Indenture governing Debt Securities, dated October 1,           Registration Statement on Form S-3
                1993 between Registrant and Society National Bank                       No. 33-68002



EXHIBIT                                                                                     INCORPORATED HEREIN BY
NUMBER                DESCRIPTION                                                                REFERENCE TO

(4)(e)          Form of Note                                                               Registration Statement on Form S-3
                                                                                           No. 33-68002

(4)(f)          Form of Indenture governing Debt Securities                                Registration Statement  on Form S-3
                                                                                           No. 333-00953

(4)(g)          Rights Agreement between Registrant and National City Bank dated           Form 8-A dated March 30, 1990 No.
                March 7, 1990                                                              0-18411

(10)(a)         Share Purchase Agreement dated as of December 31, 1989 between             Registration Statement No. 2-88719
                registrant and First Union Management, Inc.

(10)(b)         First Amendment to Share Purchase Agreement dated as of December           Registration Statement No. 33-2818
                10, 1985 between registrant and First Union Management, Inc.

(10)(c)         Second Amendment to Share Purchase Agreement dated as of                   Registration Statement No. 33-11524
                December 9, 1986 between registrant and First Union Management,
                Inc.

(10)(d)         Third Amendment to Share Purchase Agreement dated as of December           Registration Statement No. 33-19812
                2, 1987 between registrant and First Union Management, Inc.

(10)(e)         Fourth Amendment to Share Purchase Agreement dated as of                   Registration Statement No. 33-26758
                December 7, 1988 between registrant and First Union Management,
                Inc.

(10)(f)         Fifth Amendment to Share Purchase Agreement dated as of November           Registration Statement No. 33-33279
                29, 1989 between registrant and First Union Management, Inc.

(10)(g)         Sixth Amendment to Share Purchase Agreement dated as of November           Registration Statement No. 33-38754
                28, 1990 between registrant and First Union Management, Inc.

(10)(h)         Seventh Amendment to Share Purchase Agreement dated as of                  Registration Statement No. 33-45355
                November 27, 1991 between registrant and First Union Management,
                Inc.

(10)(i)         Eighth Amendment to Share Purchase Agreement dated as of                   Registration Statement No. 33-57756
                November 30, 1992 between registrant and First Union Management,
                Inc.

(10)(j)         Employment and Consulting Agreement with Donald S. Schofield               1991 Form 10-K
                dated September 1, 1991

(10)(k)         Employment Agreement with James C. Mastandrea dated July 13, 1994          June 30, 1994 Form 10-Q

(10)(l)         Employment Agreement with Gregory D. Bruhn dated July 13, 1994             June 30, 1994 Form 10-Q

(10)(m)         Credit Agreement with National City Bank dated December 5, 1994            1994 Form 10-K

(10)(n)         Credit Agreement with Society National Bank dated March 4, 1996            1995 Form 10-K


EXHIBIT                                                                                     INCORPORATED HEREIN BY
NUMBER          DESCRIPTION                                                                     REFERENCE TO

(10)(o)         1981 Employee Share Option Plan                                              1992 Proxy Statement

(10)(p)         1994 Long Term Incentive Performance Plan                                    1994 Proxy Statement

(10)(q)         Bank Credit Agreement dated September 30, 1996                               September 30, 1996 Form 10-Q

(11)            Statements Re: Computation of Per Share Earnings

(12)            Statements of Ratios of Combined Income from Operations and
                Combined Net Income to Fixed Charges

(13)            1996 Annual Report

(23)            Consent of Independent Public Accountants

(24)            Powers of Attorney

(27)            Financial Data Schedule


(C)      REPORTS ON FORM 8-K.
---      --------------------

                     DATE                       SUBJECT
                     ----                       -------

            June 12, 1996            Joint venture investment in nine shopping
                                     malls.

            October 24, 1996         Sale of 2,300,000 preferred shares of
                                     beneficial interest.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST UNION REAL ESTATE EQUITY AND
                                   MORTGAGE INVESTMENTS

                                   By: /s/ James C. Mastandrea
                                      ------------------------------
                                   James C. Mastandrea, Chairman,
                                   President and Chief Executive
                                   Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                     TITLE                          DATE
         ---------                     -----                          ----

Principal Executive Officer       Chairman, President,            March 21, 1997
                                  and Chief Executive
                                  Officer
/s/ James C. Mastandrea
---------------------------
James C. Mastandrea

Principal Financial Officer       Executive Vice President-       March 21, 1997
                                  Chief Financial Officer
/s/ Steven M. Edelman
---------------------------
Steven M. Edelman

Principal Accounting              Senior Vice President-          March 21, 1997
Officer                           Chief Accounting
                                  Officer
/s/ John J. Dee
---------------------------
John J. Dee

Trustees:                                                   )     Date
*Kenneth K. Chalmers                                        )
                                                            )
*William E. Conway                                          )     March 21, 1997
                                                            )
*Daniel G. DeVos                                            )
                                                            )
*Allen H. Ford                                              )
                                                            )
*Russell R. Gifford                                         )
                                                            )
*Spencer H. Heine                                           )
                                                            )
*E. Bradley Jones                                           )
                                                            )
*Herman J. Russell                                          )
                                                            )
*James C. Mastandrea                                        )
                                                            )
                                                            )
                  SIGNATURE                                 )
                  ---------
                                                            )
*By: /s/ Paul F. Levin                                      )
                                                            )
Paul F. Levin, Attorney-in-fact                             )

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                   -------------------------------------------

                          FINANCIAL STATEMENT SCHEDULES
                          -----------------------------



 To First Union Real Estate Equity
   and Mortgage Investments:


         We have audited in accordance with generally accepted auditing standards, the combined financial statements included in the registrant's 1996 Annual Report included as Exhibit 13 of this form 10-K and have issued our report thereon dated February 5, 1997. Our audit was made for the purpose of forming an opinion on those combined statements taken as a whole. The schedules listed under Item 14(a)(2) on page 15 are the responsibility of management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic combined financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic combined financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.







Cleveland, Ohio,
February 5, 1997.

                                                                    Schedule III
                                                                    ------------

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                            AS OF DECEMBER 31, 1996
                            ------------------------
                                 (IN THOUSANDS)
                                 --------------



                                                                                 Cost
                                                                             capitalized
                                                          Initial cost to    subsequent to
                                                            Registrant        acquisition
                                                            ----------        -----------
                                                             Buildings           Land
                                         Encum-                and               and
    Description                          brances      Land  Improvements     Improvements
-----------------------------------      -------      ----  ------------     ------------

Shopping Malls:

Eastern
-------

Mountaineer, Morgantown, WV              $8,088       $1,450      $12,693     $19,215
Fingerlakes, Auburn, NY                      --        1,300       23,698       2,180
Fairgrounds Square, Reading, PA              --        2,400       22,635      16,510
Wilkes, Wilkesboro, NC                       --        1,168       13,891       3,671
Crossroads, St. Cloud, MN                49,551        1,680        8,303      21,741
Two Rivers, Clarksville, TN                  --           --        3,206       5,188
Crossroads, Ft. Dodge, IA                    --        1,151        2,792       8,761
Kandi, Willmar, MN                           --           --        5,035      15,392
Woodland Commons, Buffalo Grove, IL      11,948        6,744       15,093         160
Westgate Towne Centre, Abilene, TX           --        1,425        3,050       5,249
                                         ------       ------      -------      ------
                                         69,587       17,318      110,396      98,067
                                         ------       ------      -------      ------


Western
-------

Valley North, Wenatchee, WA                  --          405        2,916         997
Mall 205, Portland, OR                       --        1,228        6,140       6,445
Plaza 205, Portland, OR                     451           --        1,677       2,800
Valley, Yakima, WA                           --           --        8,731       3,608
                                        -------      -------     --------     --------
                                            451        1,633       19,464      13,850
                                        -------      -------     --------     --------
                                        $70,038      $18,951     $129,860    $111,917
                                        =======      =======     ========     ========



                                             Gross amount at which
                                              carried at close of
                                                   period                     Accumu-       Year
                                             ---------------------             lated      construc-
                                                Buildings and                 depreci-      tion         Date
    Description                         Land     Improvements      Total        ation     completed    Acquired        Life
------------------------------------    ----     ------------      -----        -----     ---------    --------        ----

Shopping Malls:

Eastern
-------

Mountaineer, Morgantown, WV               $1,615      $31,743      $33,358      $8,053         1975     01-29-78          60
Fingerlakes, Auburn, NY                    1,370       25,808       27,178       7,875         1980     09-28-81          50
Fairgrounds Square, Reading, PA            2,369       39,176       41,545       7,613         1980     09-30-81          57
Wilkes, Wilkesboro, NC                     1,168       17,562       18,730       4,847         1982     05-04-83          50
Crossroads, St. Cloud, MN                  5,052       26,672       31,724       6,607         1966     01-01-72          64
Two Rivers, Clarksville, TN                   --        8,394        8,394       3,034         1968     09-26-75          50
Crossroads, Ft. Dodge, IA                  1,333       11,371       12,704       3,579         1967     04-22-77          57
Kandi, Willmar, MN                            --       20,427       20,427       5,959         1973     03-12-79          55
Woodland Commons, Buffalo Grove, IL        6,807       15,190       21,997         538         1991     04-03-95          59
Westgate Towne Centre, Abilene, TX         1,485        8,239        9,724       2,501         1962     04-22-77          60
                                        --------     --------     --------     -------
                                          21,199      204,582      225,781      50,606
                                        --------     --------     --------     -------


Western
-------

Valley North, Wenatchee, WA                  477        3,841        4,318       2,152         1966     08-30-73          40
Mall 205, Portland, OR                     1,228       12,585       13,813       4,824         1970     03-01-75          59
Plaza 205, Portland, OR                      695        3,782        4,477       1,413         1970     04-26-78          47
Valley, Yakima, WA                           623       11,716       12,339       3,488         1972     05-01-80          54
                                        --------     --------     --------     -------
                                           3,023       31,924       34,947      11,877
                                        --------     --------     --------     -------
                                         $24,222     $236,506     $260,728     $62,483
                                        ========     ========     ========     =======

                                      20

                                                                    Schedule III
                                                                    ------------
                                                                       Continued

                                                        Initial cost to
                                                          Registrant
                                                       ------------------
                                                              Buildings
                                            Encum-               and
    Description                             brances    Land  Improvements
-----------------------------------         -------    ----  ------------

Apartments:
  Midwestern
  ----------
  Somerset Lakes, Indianapolis, IN       $ 14,863   $ 2,172   $ 16,400
  Meadows of Catalpa, Dayton, OH            7,716     1,270      7,955
  Hunter's Creek, Cincinnati, OH               --     1,098      4,395
  Steeplechase, Cincinnati, OH              8,915     1,782     10,114
                                           ------     -----     ------

                                           31,494     6,322     38,864
                                           ------     -----     ------

  Southern
  --------
  Briarwood, Fayetteville, NC                  --       495      6,614
  Woodfield Gardens, Charlotte, NC            786       171      3,087
  Windgate Place, Charlotte, NC             1,369       353      4,818
  Walden Village, Atlanta, GA                  --     2,768      9,288
  Beech Lake, Durham, NC                   12,348     3,760     15,707
                                           ------     -----     ------

                                           14,503     7,547     39,514
                                           ------     -----   --------
                                           45,997    13,869     78,378
                                           ======    ======   ========

Office Buildings:
  Midwestern
  ----------
  55 Public Square, Cleveland OH               --     2,500     19,055
  Circle Tower, Indianapolis, IN               --       270      1,609
                                           ------     -----   --------
                                                      2,770     20,664
                                           ======     =====   ========


  Southern
  --------
  Henry C. Beck, Shreveport, LA                --       717      3,906
  Landmark Towers, Oklahoma City, OK          555     1,940      7,234
                                           ------     -----   --------
                                              555     2,657     11,140
                                           ======     =====   ========
  Western
  -------
  North Valley Technical Center,
    Denver, CO                                336        --      7,666
  Peach Tree Center, Marysville, CA            --       985      3,622
                                           ------     -----   --------
                                              336       985     11,288
                                           ------     -----   --------
                                              891     6,412     43,092
                                           ======     =====   ========

Other:
  Land-Huntington Bldg., Cleveland, OH         --     4,501         --
  Parking Garage, Cleveland, OH             8,698     1,600      4,407
  Parking Facility, Cleveland, OH              --     2,030         --
                                           ------     -----   --------
                                            8,698     8,131      4,407
                                           ======     =====   ========



Reserve on carrying value of real
  estate assets                                --        --         --
                                           ------     -----   --------
Real Estate net carrying value at
    December 31, 1996                    $125,624   $47,363   $255,737
                                         ========   =======   ========

                                              Cost
                                           capitalized
                                          subsequent to       Gross amount at which
                                          acquisition         carried at close of
                                         ------------    -----------------------------    Accumu-    Year
                                              Land                   period               lated    construc-
                                               and                Buildings and           depreci-    tion      Date
    Description                          Improvements    Land     Improvements   Total    ation    completed  Acquired  Life
----------------------------------       ------------    ----     ------------   -----    -----    ---------  --------  ----
Apartments:
  Midwestern
  ----------
  Somerset Lakes, Indianapolis, IN       $  1,972   $ 2,172   $  18,372    $  20,544    $  4,312      1975   11-10-88   40
  Meadows of Catalpa, Dayton, OH            1,275     1,270       9,230       10,500       2,141      1972   07-11-89   40
  Hunter's Creek, Cincinnati, OH               --     1,098       4,395        5,493           6      1980   12-11-96   40
  Steeplechase, Cincinnati, OH                150     1,782      10,264       12,046         395      1987   06-30-95   40
                                         --------   -------   ---------    ---------    --------
                                            3,397     6,322      42,261       48,583       6,854
                                         --------   -------   ---------    ---------    --------

  Southern
  --------
  Briarwood, Fayetteville, NC               1,197       495       7,811        8,306       1,308   1968-70   06-30-91   40
  Woodfield Gardens, Charlotte, NC            515       171       3,602        3,773         676      1974   06-30-91   40
  Windgate Place, Charlotte, NC             1,013       353       5,831        6,184       1,151   1974-78   06-30-91   40
  Walden Village, Atlanta, GA               1,877     2,768      11,165       13,933       1,518      1973   06-01-92   40
  Beech Lake, Durham, NC                      382     3,760      16,089       19,849       1,000      1986   08-19-94   40
                                         --------   -------   ---------    ---------    --------
                                            4,984     7,547      44,498       52,045       5,653
                                         --------   -------   ---------    ---------    --------
                                            8,381    13,869      86,759      100,628      12,507
                                         ========   =======   =========    =========    ========

Office Buildings:
  Midwestern
  ----------
  55 Public Square, Cleveland OH           10,339     2,500      29,394       31,894      16,461      1959   01-15-63   63
  Circle Tower, Indianapolis, IN            2,246       270       3,855        4,125       2,067      1930   10-16-74   40
                                         --------   -------   ---------    ---------    --------
                                           12,585     2,770      33,249       36,019      18,528
                                         --------   -------   ---------    ---------    --------

  Southern
  --------
  Henry C. Beck, Shreveport, LA             3,788       717       7,694        8,411       3,323      1958   08-30-74   51
  Landmark Towers, Oklahoma City, OK        6,450     1,940      13,684       15,624       4,581   1967-71   10-01-77   60
                                         --------   -------   ---------    ---------    --------
                                           10,238     2,657      21,378       24,035       7,904
                                         --------   -------   ---------    ---------    --------

  Western
  -------
  North Valley Technical Center,
    Denver, CO                              9,935        --      17,601       17,601       4,683      1967   12-03-69   60
  Peach Tree Center, Marysville, CA         9,018       985      12,640       13,625       3,977      1972   12-19-79   50
                                         --------   -------   ---------    ---------    --------
                                           18,953       985      30,241       31,226       8,660
                                         --------   -------   ---------    ---------    --------
                                           41,776     6,412      84,868       91,280      35,092
                                         ========   =======   =========    =========    ========

Other:
  Land-Huntington Bldg., Cleveland, OH         --     4,501          --        4,501          --        --   10-25-61   --
  Parking Garage, Cleveland, OH             1,014     1,600       5,421        7,021       2,280      1969   12-31-75   53
  Parking Facility, Cleveland, OH             379     2,287         122        2,409         252        --   09-19-77   10
                                         --------   -------   ---------    ---------    --------
                                            1,393     8,388       5,543       13,931       2,532
                                         ========   =======   =========    =========    ========


Reserve on carrying value of real
  estate assets                                --        --      (7,004)      (7,004)         --
                                         --------   -------   ---------    ---------    --------
Real Estate net carrying value at
    December 31, 1996                    $163,467   $52,891    $406,672     $459,563    $112,614
                                         ========   =======   =========    =========    ========








Aggregate cost for federal tax purposes is $434,641,000.

                                                                    Schedule III
                                                                    ------------
                                                                     - Continued



         The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1996, 1995 and 1994:



                                                                          (In thousands)

                                                                       Years Ended December 31,
                                                               ----------------------------------------------
                                                                  1996               1995               1994
                                                               --------           --------           --------
Asset reconciliation:
  Balance, beginning of period                                 $449,560           $436,394           $409,060

  Additions during the period:
    Property acquisitions                                         5,491             35,424             20,017
    Improvements                                                 19,148             24,713              7,570
    Equipment and appliances                                      1,116                797                787
    Reduction in reserve on carrying
      value of real estate assets                                 5,575               ---                ---
  Deductions during the period:
    Sales of real estate                                        (20,385)           (27,089)              ---
    Write-off of internal leasing costs(A)                        ---              ( 8,006)              ---
    Reserve on carrying value of real
      estate assets                                                                (12,580)              ---
    Other - write-off of assets and
              certain fully depreciated
              tenant alterations                                 (  942)               (93)            (1,040)
                                                               ---------          ---------          --------

  Balance, end of period                                       $459,563           $449,560           $436,394
                                                               ========           ========           ========



Accumulated depreciation
 reconciliation:
  Balance, beginning of period                                 $107,701           $111,972           $101,824

  Additions during the period:
    Depreciation                                                 12,067             11,038             11,188

  Deductions during the period:
    Sales of real estate                                         (6,212)           (11,535)              ---
    Write-off of internal leasing costs(A)                        ---               (3,681)              ---
    Write-off of assets and
      certain fully depreciated
      tenant alterations                                         (  942)               (93)            (1,040)
                                                               ---------           --------          --------

  Balance, end of period                                       $112,614           $107,701           $111,972
                                                               ========           ========           ========




(A) The registrant wrote off the unamortized balance of deferred internal leasing costs effective January 1, 1995. The registrant currently recognizes as an expense internal leasing costs in the period incurred.

                                                                     Schedule IV
                                                                     -----------

                          MORTGAGE LOANS ON REAL ESTATE
                          -----------------------------

                             AS OF DECEMBER 31, 1996
                             -----------------------
             (IN THOUSANDS, EXCEPT FOR PAYMENT TERMS AND FOOTNOTES)


                             Current
                            effective           Final
                           rate on net        maturity
Description                investment           date              Periodic payment terms
---------------            -----------        --------         -----------------------------

First Mortgage
  Loan:

  Secured by                 10%              10-31-11         Interest calculated at stated
   office building                                             rate of 9.65%, with install-
   in Cleveland, OH                                            ments of principal and interest
                                                               payable monthly through maturity;
                                                               $13,013,000 due at maturity;
                                                               prepayment without penalty
                                                               subject to certain conditions.

Mortgage Loan:

  Secured by mall             9%              1-31-98          Interest calculated at stated
   in Fairmount, WV                                            rate of 9%, with installments
   and partnership                                             of 8% interest payable monthly
   units of Crown                                              through maturity; no prepayment
   American                                                    without consent of registrant.
   Properties, L.P.

Wraparound Mortgage
  Loan:

  Secured by                 13%              11-30-99         Monthly installments of interest
   garden                                                      payable through November 1999;
   apartments                                                  difference between interest paid
   in Atlanta, GA                                              and interest calculated at the
                                                               stated rate of 10% will increase
                                                               registrant's equity investment
                                                               until January 1998; equity
                                                               investment and deferred interest
                                                               totaling $22,434,000 due at
                                                               maturity; prepayment without
                                                               penalty.

                                                               Totals, December 31, 1996




                                Face           Carrying
                              amount of       amount of        Prior       Net
Description                   mortgage        mortgage         liens    investment
---------------               ---------       ---------        ------   ----------

First Mortgage
  Loan:

  Secured by                  $11,387         $19,103          $ ---     $19,103
   office building
   in Cleveland, OH



Mortgage Loan:

  Secured by mall               6,000          6,125             ---       6,125
   in Fairmount, WV
   and partnership
   units of Crown
   American
   Properties, L.P.

Wraparound Mortgage
  Loan:

  Secured by                   18,060          17,038(A)         3,444    13,594
   garden
   apartments
   in Atlanta, GA
                               ------          ------           ------    ------
                              $35,447         $42,266(B)       $ 3,444   $38,822
                               ======          ======           ======    ======

(A) The registrant accepted a payment of $16.2 million cash and a $1.8 million note in February 1997 for this mortgage investment.

(B) Aggregate cost for federal tax purposes is $46,689,000.

                                                                     Schedule IV
                                                                     -----------
                                                                     - Continued

         The following is a reconciliation of the carrying amounts of the mortgage loans outstanding for the years ended December 31, 1996, 1995 and 1994:


                                                          (In thousands)
                                                     Years Ended December 31,
                                                -----------------------------------
                                                  1996         1995          1994
                                                -------      -------        -------
Balance, beginning of period                    $42,042      $35,761        $35,550

ADDITIONS DURING THE PERIOD:

 Mortgage loan on mall in
  Fairmount, WV secured by the mall
  and partnership units of Crown
  American Properties, L.P.                                    6,000

 Deferred interest on:

    Wraparound mortgage
    on garden apartments in
    Atlanta, GA                                    332           384            357

    Mortgage on mall in
    Fairmount, WV                                   68            57


DEDUCTIONS DURING THE PERIOD:

 Collection of principal                           (176)        (160)         (146)
                                                --------      -------       ------


Balance, end of period                          $42,266      $42,042        $35,761
                                                 ======       ======         ======

                                  EXHIBIT INDEX
                                  -------------



   EXHIBIT                                                                  INCORPORATED HEREIN BY
   NUMBER                              DESCRIPTION                                REFERENCE TO                         PAGE
   ------                              -----------                                ------------                         ----

(3)(a)         Declaration of Trust of Registrant dated August 1, 1961,    Registration Statement on Form S-3
               as amended through July 25, 1986                            No. 33-4493                                 ----


(3)(b)         By-laws of Registrant, as amended                           Registration Statement on Form S-3
                                                                           No. 33-4493                                 ----

(4)(a)         Form of certificate for Shares of Beneficial Interest       Registration Statement on Form S-3
                                                                           No. 33-2818                                 ----

(4)(b)         Form of Indenture governing Debt Securities, dated          Registration Statement on Form S-3
               February 1, 1983 between Registrant and Ameritrust Company  No. 2-81605                                 ----

(4)(c)         Form of Debt Security                                       Registration Statement on Form S-3
                                                                           No. 33-4493                                 ----

(4)(d)         Form of Indenture governing  Debt Securities, dated         Registration Statement on Form S-3
               October 1, 1993 between Registrant and Society National     No. 33-68002
               Bank                                                                                                    ----

(4)(e)         Form of Note                                                Registration Statement on Form S-3
                                                                           No. 33-68002                                ----

(4)(f)         Form of Indenture governing Debt Securities                 Registration Statement  on Form S-3
                                                                           No. 333-00953                               ----

(4)(g)         Rights Agreement between Registrant and National City       Form 8-A dated March 30, 1990 No.
               Bank dated March 7, 1990                                    0-18411                                     ----

(10)(a)        Share Purchase Agreement dated as of December 31, 1989      Registration Statement No. 2-88719
               between registrant and First Union Management, Inc.                                                     ----

(10)(b)        First Amendment to Share Purchase Agreement dated as of     Registration Statement No. 33-2818
               December 10, 1985 between registrant and First Union
               Management, Inc.                                                                                        ----

(10)(c)        Second Amendment to Share Purchase Agreement dated as of    Registration Statement No. 33-11524
               December 9, 1986 between registrant and First Union
               Management, Inc.                                                                                        ----

(10)(d)        Third Amendment to Share Purchase Agreement dated as of     Registration Statement No. 33-19812
               December 2, 1987 between registrant and First Union
               Management, Inc.                                                                                        ----

(10)(e)        Fourth Amendment to Share Purchase Agreement dated as of    Registration Statement No. 33-26758
               December 7, 1988 between registrant and First Union
               Management, Inc.                                                                                        ----

(10)(f)        Fifth Amendment to Share Purchase Agreement dated as of     Registration Statement No. 33-33279
               November 29, 1989 between registrant and First Union
               Management, Inc.                                                                                        ----



   EXHIBIT                                                                  INCORPORATED HEREIN
   NUMBER                              DESCRIPTION                            BY REFERENCE TO                        PAGE
   ------                              -----------                            ---------------                        ----

(10)(g)        Sixth Amendment to Share Purchase Agreement dated as of     Registration Statement No. 33-38754
               November 28, 1990 between registrant and First Union
               Management, Inc.                                                                                      ----

(10)(h)        Seventh Amendment to Share Purchase Agreement dated as of   Registration Statement No. 33-45355
               November 27, 1991 between registrant and First Union
               Management, Inc.                                                                                      ----

(10)(i)        Eighth Amendment to Share Purchase Agreement dated as of    Registration Statement No. 33-57756
               November 30, 1992 between registrant and First Union
               Management, Inc.                                                                                      ----

(10)(j)        Employment and Consulting Agreement with Donald S.          1991 Form 10-K
               Schofield dated September 1, 1991                                                                     ----

(10)(k)        Employment Agreement with James C. Mastandrea dated July    June 30, 1994 Form 10-Q
               13, 1994                                                                                              ----

(10)(l)        Employment Agreement with Gregory D. Bruhn dated July 13,   June 30, 1994 Form 10-Q
               1994                                                                                                  ----

(10)(m)        Credit Agreement with National City Bank dated December     1994 Form 10-K
               5, 1994                                                                                               ----

(10)(n)        Credit Agreement with Society National Bank dated March     1995 Form 10-K
               4, 1996                                                                                               ----

(10)(o)        1981 Employee Share Option Plan                             1992 Proxy Statement                      ----

(10)(p)        1994 Long Term Incentive Performance Plan                   1994 Proxy Statement                      ----

(10)(q)        Bank Credit Agreement dated September 30, 1996              September 30, 1996 Form 10-Q              ----


(11)           Statements Re: Computation of Per Share Earnings
                                                                                                                       X
                                                                                                                     ----
(12)           Statements of Ratios of Combined Income from Operations
               and Combined Net Income to Fixed Charges
                                                                                                                       X
                                                                                                                     ----

(13)           1996 Annual Report                                                                                      X
                                                                                                                     ----

(23)           Consent of Independent Public Accountants
                                                                                                                       X
                                                                                                                     ----
(24)           Powers of Attorney                                                                                      X
                                                                                                                     ----
(27)           Financial Data Schedule                                                                                 X
                                                                                                                     ----