Form 10-Q
period 1997-03-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1997-05-12
CIK 37008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------



For Quarter Ended March 31, 1997                Commission File Number 1-6249
                  --------------                                       ------

             First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
(Exact name of registrant as
specified in its charter)

               Ohio                                    34-6513657
-------------------------------                  -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification) No.)

    Suite 1900, 55 Public Square
       Cleveland, Ohio                                   44113-1937
---------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (216) 781-4030
                                                       -----------------

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
                               Yes X   No
                                  ----    ---


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  21,625,503 Shares of Beneficial Interest outstanding as of March 31, 1997
--------------------------------------------------------------------------------
               Total number of pages contained in this report: 10

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

         The unaudited "Combined Balance Sheets" as of March 31, 1997 and "Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended March 31, 1997 and 1996, of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

Financial Condition
-------------------

         In January 1997, the registrant sold a shopping center in Wilkesboro, NC for $9 million in cash. This sale resulted in a capital loss of $4.9 million, which was previously provided for by the registrant as part of a $14 million noncash unrealized loss on the carrying value of certain assets identified for disposition recorded in December 1995. The net proceeds were used to repay short-term bank loans.

         In January 1997, the registrant issued 3,910,000 shares of beneficial interest, resulting in net proceeds of $46.1 million. The net proceeds were used to repay short-term bank loans of $17 million, repay $5 million in mortgage loans and invest $24 million in short-term investments.

         In February 1997, the registrant received repayment of its wraparound mortgage loan investment secured by an apartment complex in Atlanta, GA. The registrant received $16.2 million in cash and a 10%, $1.8 million second mortgage secured by the management agreement on the apartment complex. The proceeds were used to repay $3.4 million in underlying mortgage debt and invest $12.8 million in short-term investments.

         Except as noted above, there has been no material change in the registrant's financial condition from December 31, 1996.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operations for the first quarter of 1997 of $7 million was $2 million greater than the same period of 1996. This increase is primarily attributed to an increase in net income before preferred dividend when comparing the first quarter of 1997 to that of 1996. Dividends paid in 1997 of $2.0 million represented 28% of net cash from operating activities.

         As described above in the first quarter of 1997, the registrant received $16.2 million from the repayment of a mortgage investment and $9 million from the sale of a mall. The proceeds were used to repay mortgage debt related to the mortgage investment and repay amounts outstanding under the bank credit agreement with the balance of the proceeds being invested temporarily in short-term investments. The registrant also invested $4.1 million in its existing portfolio, primarily to complete a tenant alteration at its office technology center in Denver, CO, which is continuing with a re-tenanting and conversion from a retail center to a modern commerce center.

         The net proceeds of $46.1 million from the January 1997 share offering were used to repay mortgage and bank loans with the balance of the proceeds being invested temporarily in short-term investments.

         In April 1997, the registrant's affiliated management company purchased voting control of Imperial Parking Ltd. for $75 million including the assumption of $26 million in debt. The purchase was funded through cash held in short-term investments at March 31, 1997 and through short-term borrowings.

         During the remaining nine months of 1997, the registrant has approximately $1.5 million of mortgage principle payments and $15 million of tenant and building improvements to fund. These commitments will be funded through existing operations and bank credit facilities.

Results From Operations
-----------------------

         Net income applicable to shares of beneficial interest for the first quarter of 1997 was $1 million as compared to a net loss of $.9 million for the first quarter of 1996.

         Net income applicable to shares of beneficial interest in 1997 included a non-cash recognition of $.7 million of income from the repayment of a wraparound mortgage investment, as the proceeds of $18 million exceeded the registrant's basis in the wraparound mortgage investment. Additionally, in 1997, net income applicable to shares of beneficial interest was reduced by the accrual of a preferred dividend of $1.2 million. The preferred shares were issued in October 1996.

         Net income applicable to shares of beneficial interest for the first quarter of 1996 included two non-cash charges totaling $1.3 million for the write-off of a tenant allowance and the termination of an employment contract.

         Property net operating income, which is rents less property operating expenses and real estate taxes, was $.6 million and $.5 million greater than when comparing the first quarter of 1997 to that of 1996 on a comparable and non-comparable property basis, respectively. The office property portfolio benefited from increased occupancy at a former retail center in Denver, CO. which is in the process of being converted into a commerce center and produced $.5 million of increased income from property net operating income when comparing 1997 to 1996. The comparable retail portfolio produced an additional $.3 million in property net operating income primarily due to the addition of anchor tenants at shopping malls in Reading, PA and Morgantown, WV. The comparable parking portfolio had a decline of $.2 million in property net operating income when comparing 1997 to 1996 due to increased real estate tax expense and the expiration of a fixed minimum rent contract. The property net operating income for the apartment complex purchased in December 1996 was offset by the property net operating income lost from the sale of two office buildings with an attached parking garage in 1996 and the shopping mall sold in January 1997.

         In September 1996, the registrant invested in a joint venture that owns eight shopping malls and 50% of another mall. The joint venture produced $.3 million in investment income and $.8 million in management fees for the registrant's affiliated management company in the first quarter of 1997.

         Mortgage investment income declined when comparing 1997 to 1996 due primarily to the repayment of a wraparound mortgage investment in February 1997, as noted previously.

         Short-term investment income increased in 1997 as compared to 1996 due to the registrant having an average of $26 million invested in short-term securities in 1997 versus a minimal amount of short-term investments in 1996. The proceeds from income, the repayment of the wrap-around mortgage investment in February 1997 and the net proceeds of the issuance of shares of beneficial interest after repayment of bank and mortgage loans were invested temporarily in short-term securities in the first quarter of 1997.

         Mortgage interest expense increased in 1997 versus 1996 due to three mortgages obtained in the last nine months of 1996 for $36 million at an average rate of 7.6%.

         Interest on bank loans decreased when comparing 1997 to 1996. The registrant had an average of $6 million outstanding under its bank credit agreement in 1997 versus an average balance of $66 million in 1996. The net proceeds from the sale of preferred shares of beneficial interest in October 1996, $17 million from the proceeds of the sale of shares of beneficial interest in January 1997, and the $9 million proceeds from the sale of a shopping mall, were used to repay bank loans during the fourth quarter of 1996 and first quarter of 1997.

         Depreciation and amortization decreased by $.5 million compared to the first quarter of 1996. The decline is primarily attributed to the one-time, $.7 million write-off of a tenant allowance in 1996 due to the registrant replacing an anchor tenant at its shopping mall in Morgantown, WV. The one-time write-off in 1996 is partially offset by the increase in depreciation expense associated with the registrant's ongoing capital improvement program.

         General and administrative expenses for 1996 included a non-recurring, non-cash charge of $.7 million for the termination of an employment contract of a former executive. In 1997, general and administrative expenses included the additional expenses to manage the nine properties acquired by the joint venture.

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

              The following matters were considered at the Annual Meeting of Shareholders held on April 8, 1997:

              1.           Election of Trustees
                           --------------------

              Name               Total Votes        For     Against    Abstentions
              ----               -----------        ---     -------    -----------

         Kenneth K. Chalmers     17,387,805     15,729,280      --     1,658,525

         William E. Conway       17,387,805     15,671,950      --     1,715,855

         Russel R. Gifford       17,387,805     15,696,629      --     1,691,176

                                 Continuing Term Trustees
                                 ------------------------

                               E. Bradley Jones           1998

                               James C. Mastandrea        1998

                               Herman T. Russell          1998

                               Daniel G. DeVos            1999

                               Allen H. Ford              1999

                               Spencer H. Heine           1999


              2.           Other Matters
                           -------------

                           A Shareholder proposal to disallow proxy ballots
which are unmarked as an affirmative vote for the issue under consideration.

                           Total Votes       For         Against    Abstentions
                           -----------       ---         -------    -----------
                           7,986,479      1,987,221    6,988,013     1,011,245

Item 5.  Other Information.
         -----------------

              None.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

              (a)     Exhibits:
                      ---------

                      Exhibit (3)   -  First Union Real Estate Equity and
                                       Mortgage Investments Amended By-Laws.

                      Exhibit (10a) -  Credit agreement between Imperial
                                       Parking Limited and BT Bank of Canada

                      Exhibit (10b) -  Put agreement entered into between BT
                                       Bank of Canada, Hong Kong Bank of Canada and First Union Real Estate Equity and Mortgage Investments.

                      Exhibit (10c) -  Share Purchase Agreement and amendments
                                       -- Impark Investments Inc. and First
                                       Union Real Estate Equity and Mortgage
                                       Investments.


                      Exhibit (10d) -  Put agreement entered into between
                                       Impark Investments Inc., the Onex
                                       Associates and First Union Real Estate
                                       Equity and Mortgage Investments.

                      Exhibit (10e) -  Senior subordinated note by 3357392
                                       Canada Inc. to 3006302 Nova Scotia
                                       Company.

                      Exhibit (10f) -  Senior subordinated note by 504463 N.B.
                                       Inc. to 3006302 Nova Scotia Company.

                      Exhibit (10g) -  Shareholders Agreement dated April 17,
                                       1997 between 3357392 Canada, Inc. and
                                       3355489 Canada, Inc. and the individuals and trusts listed on Schedule A.

                      Exhibit (10h) -  Shareholders Agreement dated April 17,
                                       1997 between 504308 N.B., Inc. First
                                       Union Management, Inc. and the
                                       individuals listed on Schedule A.

                      Exhibit (10i) -  Assignment dated March 27, 1997 between
                                       First Union Real Estate Equity and
                                       Mortgage Investments and First Union
                                       Management, Inc.

                      Exhibit (10j) -  Assignment dated April 16, 1997 between
                                       First Union Management, Inc. and
                                       335489 Canada, Inc.

                      Exhibit (10k) -  Assignment dated April 16, 1997 between
                                       335489 Canada, Inc. and 3357392
                                       Canada, Inc.

                      Exhibit (10l) -  Amendment to assignment made May 8, 1997
                                       between First Union Real Estate Equity
                                       and Mortgage Investments and Imperial
                                       Parking Limited.

                      Exhibit (11)  -  Statements Re:  Computation of Per Share
                                                       Earnings

                      Exhibit (12)  -  Statements Re:  Statements of Ratios of
                                                       Combined Income from
                                                       Operations and Combined
                                                       Net Income to Fixed
                                                       Charges

                      Exhibit (20)  -  Financial Statements (Unaudited)
                                                       Combined Balance Sheets
                                                       as of March 31, 1997 and
                                                       December 31, 1996
                                                       Combined Statements of
                                                       Income, for the Three
                                                       Months ended March 31,
                                                       1997 and 1996
                                                       Combined Statements of
                                                       Changes in Cash, for
                                                       the Three Months ended
                                                       March 31, 1997 and 1996
                                                       Notes to Combined
                                                       Financial Statements

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


                                    First Union Real Estate Equity and
                                        Mortgage Investments
                                    -------------------------------
                                             (Registrant)



Date: May 9, 1997                   By: /s/ James C. Mastandrea
                                        ----------------------------------
                                        James C. Mastandrea, Chairman,
                                        President and Chief Executive
                                        Officer



Date: May 9, 1997                   By: /s/ Steven M. Edelman
                                        ----------------------------------
                                        Steven M. Edelman, Executive
                                        Vice President - Chief Financial
                                        Officer



Date: May 9, 1997                   By: /s/ John J. Dee
                                        ----------------------------------
                                        John J. Dee, Senior Vice
                                        President - Chief Accounting
                                        Officer

                                Index to Exhibits
                                -----------------

Exhibit (3)   - First Union Real Estate Equity and Mortgage Investments amended
                By-Laws

Exhibit (10a) - Credit agreement between Imperial Parking Limited and BT Bank of
                Canada

        (10b) - Put agreement entered into between BT Bank of Canada, Hong Kong Bank of Canada and First Union Real Estate Equity and Mortgage Investments

        (10c) - Share Purchase Agreement and amendments-- Impark Investments Inc. and First Union Real Estate Equity and Mortgage Investment

        (10d) - Put agreement entered into between Impark Investements Inc., the Onex Associates and First Union Real Estate Equity and Mortgage Investements

        (10e) - Senior subordinated note by 3357392 Canada Inc. to 3006302 Nova Scotia Company

        (10f) - Senior subordinated note by 504463 N.B. Inc. to 3006302 Nova Scotia Company

        (10g) - Shareholders Agreement dated April 17, 1997 between 3357392 Canada, Inc. and 3355489 Canada, Inc. and the individuals and trusts listed on Schedule A.

        (10h) - Shareholders Agreement dated April 17, 1997 between 504308 N.B., Inc. First Union Management, Inc. and the individuals listed on Schedule A.

        (10i) - Assignment dated March 27, 1997 between First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc.

        (10j) - Assignment dated April 16, 1997 between First Union Management, Inc. and 335489 Canada, Inc.

        (10k) - Assignment dated April 16, 1997 between 335489 Canada, Inc. and 3357392 Canada, Inc.

        (10l) - Amendment to assignment made May 8, 1997 between First Union Real Estate Equity and Mortgage Investments and Imperial Parking Limited.

Exhibit (11) - Statements Re:  Computation of per share earnings

Exhibit (12) - Statements Re:  Ratios of combined income from operations and combined net
                               income to fixed charges

Exhibit (20) - Financial Statements (unaudited)
                    Combined Balance Sheets as of March 31, 1997 and December 31, 1996

                    Combined Statements of Income for the Three
                    Months ended March 31, 1997 and 1996

                    Combined Statements of Changes in Cash for the Three Months ended March 31, 1997 and 1996

                    Notes to Combined Financial Statements

Exhibit (27) - Financial Data Schedule