Form 10-Q
period 1997-06-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1997-08-13
CIK 37008

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    ---------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    ---------


For Quarter Ended June 30, 1997                   Commission File Number 1-6249
                  -------------                                          ------

                First Union Real Estate Equity and Mortgage Investments
                -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                             34-6513657
               ----                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                             Identification) No.)

         Suite 1900, 55 Public Square
            Cleveland, Ohio                                          44113-1937
            ---------------                                          ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (216) 781-4030
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


    27,965,298 Shares of Beneficial Interest outstanding as of June 30, 1997
-------------------------------------------------------------------------------


===============================================================================


                Total number of pages contained in this report: 9

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

         The unaudited "Combined Balance Sheets" as of June 30, 1997 and December 31, 1996 and "Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended June 30, 1997 and 1996, of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

         In January 1997, the registrant sold a shopping center in Wilkesboro, NC for $9 million in cash. This sale resulted in a capital loss of $4.9 million which was previously provided for by the registrant as part of a $14 million noncash unrealized loss on the carrying value of certain assets identified for disposition recorded in December 1995. The net proceeds were used to repay short-term bank loans.

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

      In April 1997, the registrant's affiliated management company completed the acquisition of voting control of Imperial Parking LTD., (Impark) for $75 million, including the assumption of $26 million of debt. The acquisition was funded with borrowing from the registrant's bank lines of credit and by issuing approximately $10.5 million in non-voting common shares of Impark to its former owners. Due to the former owners continued economic interest in Impark, and the registrant's affiliated management company owning voting control of Impark, the financial statements of Impark are consolidated with those of the registrant's, with all asset and liability balances being recorded using carryover basis accounting.

      In the first six months of 1997, the registrant repaid mortgage loans totaling $11.3 million. The mortgage loans had a weighted average interest rate of 8.5% and maturity dates between 1998 and 2007.

      In January 1997 and June 1997 the registrant issued 3,910,000 and 6,325,000 shares of beneficial interest, respectively, resulting in net proceeds of $121 million. The net proceeds were used to repay $25.8 million in short-term bank loans, repay $11.3 million in mortgage loans and invest $39 million in Impark as noted above with the remainder invested in short-term money market investments.

         Except as noted above, there have been no material changes in financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the first six months of 1997 of approximately $13 million was approximately $7 million greater than the same period of 1996. This increase is primarily attributed to the increase in net income before the preferred dividend and an increase in accounts payable and accrued liabilities. Dividends paid in 1997 of $4.3 million to shares of beneficial interest represented 33% of net cash from operating activities.

         As described above in the first quarter of 1997, the registrant received $16.2 million from the repayment of a mortgage investment and $9 million from the sale of a mall. The proceeds were used to repay mortgage debt related to the mortgage investment and repay amounts outstanding under the bank credit agreement with the balance of the proceeds being invested temporarily in short-term investments. The registrant also invested $9.1 million in its existing portfolio, primarily to complete a tenant alteration at its office technology center in Denver, CO, which is continuing with a re-tenanting and conversion from a retail center to a modern commerce center.

         In April 1997, the registrant's affiliated management company purchased voting control of Impark for $75 million, including the assumption of $26 million in debt. The purchase was funded through cash held in short-term investments and through short-term borrowings.

         The net proceeds of $121 million from the January 1997 and June 1997 share offerings were used to repay mortgage and bank loans and invest in Impark. The balance of the proceeds were invested temporarily in short-term investments.

         During the remaining six months of 1997, the registrant has approximately $1 million of mortgage principal payments and $10 million of tenant and building improvements to fund. These commitments will be funded through existing operations and bank credit facilities.

RESULTS OF OPERATIONS

         Net income applicable to shares of beneficial interest for the second quarter of 1997 and 1996 was $.7 million and $1 million, respectively. Net income applicable to shares of beneficial interest for the second quarter of 1997 included the recognition of $.5 million as an increase in income from a casualty loss at one of the registrant's shopping centers. Additionally, in 1997, net income applicable to shares of beneficial interest was reduced by the accrual of a preferred dividend of $1.2 million. The preferred shares were issued in October 1996.

         Net income applicable to shares of beneficial interest for the first six months of 1997 and 1996 was $1.7 million and $.1 million, respectively. Net income applicable to shares of beneficial interest for 1997 included a non-cash recognition of $.7 million of income from the repayment of a wraparound mortgage investment, as the proceeds of $18 million exceeded the registrant's basis in the wraparound investment and the recognition of $.5 million in income from a casualty loss at one of the registrant's shopping centers. Net income applicable to shares of beneficial interest for 1997 included $2.4 million for the accrual of a preferred dividend for the preferred shares which were issued in October 1996. Net income applicable to shares of beneficial interest for 1996 included two non-recurring, non-cash charges totaling $1.3 million for the write-off of a tenant allowance and the termination of an employment contract.

         In September 1996, the registrant invested in a joint venture that owns eight shopping malls and 50% of another mall. The joint venture produced $.3 million in investment income and $.8 million in management fees for the registrant's affiliated management company in the second quarter of 1997 and $.6 million in investment income and $1.6 million in management fees for the first six months of 1997.

         Mortgage investment income declined when comparing 1997 to 1996 due primarily to the repayment of a wraparound mortgage investment in February 1997, as noted previously.

         Short-term investment income increased in 1997 as compared to 1996 due to the registrant having an average of $31 million invested in short-term securities in 1997 versus minimal short-term investments in 1996.

         Property net operating income, which is rental and parking revenues less property operating expenses and real estate taxes was $.6 million and $2.1 million greater when comparing the second quarter of 1997 to that of 1996 on a comparable and non-comparable basis, respectively. The comparable office property portfolio benefited from increased occupancy at a former retail center in Denver, CO which is in the process of being converted into a commerce center and a favorable real estate tax reduction at a Cleveland, OH office building. Property net operating income at the comparable retail, parking and apartment portfolios was consistent when comparing the second quarter of 1997 to that of 1996. On a non-comparable basis, the acquisition of Impark in April 1997 produced $1.5 million of property net operating income.

Property net operating income was $1.1 million and $2.6 million greater when comparing the first six months of 1997 to the same period of 1996 on a comparable and non-comparable basis, respectively. The comparable office property portfolio produced $1 million in increased property net operating income when comparing 1997 to 1996 primarily due to increased occupancy at a former retail center in Denver CO. and at office buildings in Cleveland, OH and Indianapolis, IN and a favorable real estate tax reduction in Cleveland, OH. The comparable retail portfolio produced an additional $.4 million in property net operating income due to increased rents generated at a mall in St. Cloud, MN and due to the addition of an anchor tenant in Morgantown, WV. The comparable parking portfolio had a decline of $.3 million in property net operating income primarily due to increased real estate tax expense and the expiration of a fixed minimum rent contract. The acquisition of Impark in April 1997 produced $1.5 million in property operating income on a non-comparable basis.

         Mortgage interest expense increased when comparing the six months of 1997 to that of 1996 due to three mortgage loans totaling $36.5 million obtained in 1996. However, the registrant's repayment of $11.3 million of mortgage loans during the first six months of 1997 partially offsets the full effect of the increase in mortgage expense from the addition of the three mortgages in 1996.

         Interest on bank loans decreased when comparing the six months ended June 30, 1997 to the same period of 1996. In 1997, the registrant had an average of $11 million in bank borrowing versus $59 million in 1996. The net proceeds from the sale of preferred shares of beneficial interest in October 1996, the proceeds from a sale of a shopping mall in January 1997 and a portion of the net proceeds from the sale of shares of beneficial interest in January 1997 and June 1997 were used to repay short-term bank loans. However, partially offsetting the decrease in bank loan interest and other expense is the addition, in April 1997, of approximately $25 million in bank loans assumed in the acquisition of Impark and the accrual of the liability associated with a put right which is attached to the Impark common shares issued to the former owners of Impark as part of the acquisition consideration.

         Depreciation and amortization expense increased when comparing the second quarter of 1997 to 1996. This increase in depreciation expense is primarily attributed to the amortization of goodwill related to the acquisition of Impark. Additionally, depreciation and amortization expense increased when comparing the first six months of 1997 to the same period of 1996. This increase in depreciation expense is caused primarily by the amortization of intangible assets from the acquisition of Impark and the registrant's capital improvement program. These increases are partially offset by the non-recurring, non-cash $680,000 write-off of a tenant allowance which occurred in the first quarter of 1996 when the registrant replaced an anchor tenant at one of its malls.

         General and administrative expenses for the second quarter and six months of 1997 increased when compared to the same periods of 1996. The increase is mainly attributed to the general and administrative expenses from the management of the nine properties acquired in a joint venture for the six months of 1997 and the acquisition of Impark in the second quarter of 1997. The increase in general and administrative expenses for the six months of 1997 was partially offset by a non-recurring, non-cash charge of $650,000 in 1996 for the termination of an employment contract of a former executive.


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

                                          Combined Balance Sheets as
                                          of June 30, 1997 and
                                          December 31, 1996

                                          Combined Statements of Income for
                                          the Three and Six Months
                                          ended June 30, 1997 and
                                          1996

                                          Combined Statements
                                          of Changes in Cash for the
                                          Three and Six Months ended
                                          June 30, 1997 and 1996

                                          Notes to Combined
                                          Financial Statements

               (b)  REPORTS ON FORM 8-K:
                          Report dated June 4, 1997 regarding sale of 6,325,000 shares of beneficial interest.

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


                                             First Union Real Estate Equity and
                                                      Mortgage Investments
                                             ----------------------------------
                                                        (Registrant)



Date: August 13, 1997                  By: /s/James C. Mastandrea
                                           -------------------------------------
                                          James C. Mastandrea, Chairman
                                          President and Chief Executive Officer




Date: August 13, 1997                   By: /s/Steven M. Edelman
                                           ------------------------------------
                                           Steven M. Edelman, Executive Vice
                                           President, Chief Financial Officer


Date: August 13, 1997                    By: /s/John J. Dee
                                            -----------------------------------
                                            John J. Dee, Senior Vice
                                            President, Chief Accounting
                                            Officer

                                Index to Exhibits
                                -----------------

                                                                        Page
                                                                       Number
                                                                       ------
Exhibit (11) - Statements Re: Computation of Per Share
                   Earnings ..............................................   8

Exhibit (20) - Financial Statements (unaudited)
                   Combined Balance Sheets as of June 30, 1997
                   and December 31, 1996..................................   9

                   Combined Statements of Income for the Three and Six
                   Months ended June 30, 1997 and 1996...................    9

                   Combined Statements of Changes in Cash for the
                   Three and Six Months ended June 30, 1997 and 1996.....    9

                   Notes to Combined Financial Statements.................   9

Exhibit (27) - Financial Data Schedule....................................  10


