Form 10-K405
period 1997-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1998-03-30
CIK 37008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED 12-31-97                COMMISSION FILE NUMBER 1-6249

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS (Exact name of registrant as specified in its charter)

               OHIO                                       34-6513657
--------------------------------                        ---------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

        SUITE 1900, 55 PUBLIC SQUARE
               CLEVELAND, OHIO                             44113-1937
-----------------------------------------------            ----------
   (Address of principal executive offices)                (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:              (216) 781-4030
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

As of January 31, 1998, 27,495,123 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was approximately $328,223,000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

28,418,352 Shares of Beneficial Interest were outstanding as of January 31, 1998
--------------------------------------------------------------------------------

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

          1998 Proxy Statement.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                    CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                        GENERAL INSTRUCTIONS TO FORM 10-K

ITEM OF FORM 10-K                                                                                            LOCATION
-----------------                                                                                            --------
                                                                                                          (PAGE OR PAGES)
                                                               PART I

 1.      Business                                                                                    3 through 6
 2.      Properties                                                                                  7 through 13
 3.      Legal Proceedings                                                                           14
 4.      Submission of Matters to a Vote of Security Holders                                         15

                                                              PART II

 5.      Market for Registrant's Common Equity and Related Stockholder
           Matters                                                                                   15; Exhibit 13, 1

                                                                                                     15; Exhibit 13,
 6.      Selected Financial Data                                                                     2 through 3

 7.      Management's Discussion and Analysis of Financial Condition                                 15; Exhibit 13,
           and Results of Operations                                                                 18 through 20

                                                                                                     15, Exhibit 13,
 8.      Financial Statements                                                                        4 through 7

 9.      Changes in and disagreements with Accountants on
           Accounting and Financial Disclosure                                                       15

                                                              PART III

10.      Directors and Executive Officers of the Registrant                                          16 and 17;
                                                                                                       1998 Proxy Statement

11.      Executive Compensation                                                                      17; 1998 Proxy Statement

12.      Security Ownership of Certain Beneficial
           Owners and Management                                                                     17; 1998 Proxy Statement

13.      Certain Relationships and Related Transactions                                              17; 1998 Proxy Statement


                                                              PART IV

14.      Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K

         (a) Financial Statements and Financial
                  Statement Schedules                                                                18 and 23 through
                                                                                                     28; Exhibit 13,
                                                                                                     4 through 7

         (b) Exhibits                                                                                18 through 21;
                                                                                                     Exhibit Index, 29
                                                                                                     through 32

         (c) Reports on Form 8-K                                                                     21

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

         In order to encourage efficient operation and management of its property, and after receiving a ruling from the Internal Revenue Service with respect to the proposed form of organization and operation, the registrant, in 1971, caused a management company to be organized pursuant to the laws of the State of Delaware under the name First Union Management, Inc. (the "Management Company"), to lease property from the registrant and to operate such property for its own account as a separate taxable entity. At December 31, 1997, the registrant net leased 41 of its properties to the Management Company. The shares of the Management Company are held in trust, with the shareholders of the registrant, as exist from time to time, as contingent beneficiaries. The Management Company, in April 1997, acquired voting control of ("Impark") which is primarily a parking management and transit ticketing manufacturing company based in Canada. As the Management Company owns voting control of Impark, the financial statements of Impark are consolidated with the Management Company. Additionally, for financial reporting purposes, the financial statements of the Management Company are combined with those of the registrant.

         The registrant owns regional enclosed shopping malls, apartment complexes, large downtown office buildings and parking facilities. The registrant's portfolio is diversified by type of property, geographical location, tenant mix and rental market. As of December 31, 1997, the registrant owned (in fee or pursuant to long-term ground leases under which the registrant is lessee) 21 shopping malls, 8 apartment complexes, 5 office properties, a 1,100-car parking garage, a 300-car parking facility, a 562 car parking garage and 10 parking lots in Canada as well as land leased to a third party (see Item 2 - Properties). The registrant also owns 50% of another mall in a joint venture with an unrelated party.

         The registrant's business segments include ownership of shopping centers, apartment complexes, office buildings, parking facilities, mortgage investments and parking management (Impark). Revenues, property net operating income (property revenues less operating expenses without charges for interest, depreciation or corporate overhead), and identifiable assets before accumulated depreciation have been identified for each of the registrant's business segments for the last three years and are detailed on the following page.

                                      SHOPPING                      OFFICE        PARKING
             (IN THOUSANDS)            CENTERS     APARTMENTS      BUILDINGS     FACILITIES     IMPARK      MORTGAGES     OTHER
                                       -------     ----------      ---------     ----------     ------      ---------     -----
1997
   Revenues                           $ 58,284       $  17,835     $  13,989      $   4,206    $129,918       $  2,907   $1,156
   Property net operating income        34,246           9,725         6,153          2,565       5,290          2,907      246
   Identifiable assets at cost         559,370          91,495        84,953         19,618      85,489         30,686      N/M

1996
   Revenues                           $ 42,570       $  16,306     $  11,794      $   3,722                   $  4,732   $1,163
   Property net operating income        24,924           8,967         4,208          3,080                      4,732      293
   Identifiable assets at cost         260,748         100,628        91,280          9,430                     42,266      N/M

1995
   Revenues                           $ 39,295       $  14,989     $  14,486      $   4,239                   $  4,447   $1,167
   Property net operating income        22,426           8,460         5,015          3,342                      4,447      396
   Identifiable assets at cost         265,208          93,547        89,577          9,307                     42,042      N/M

         Currently, the registrant intends to concentrate its portfolio in retail and parking properties while investments in office buildings and apartments will be de-emphasized. Although not presently seeking new mortgage investments, except when needed in the disposition of properties which do not meet the registrant's investment criteria, the registrant intends to hold its mortgage investments to maturity. In January 1998, a $6.2 million mortgage investment was repaid.

         All of the registrant's shopping malls compete for tenants on the basis of the rent charged and location, and encounter competition from other retail properties in their respective market areas, and some of the registrant's shopping malls compete with other shopping malls in the environs. However, the principal competition for the registrant's shopping malls may come from future shopping malls locating in their market areas and from mail order and electronic retailers. Additionally, the overall economic health of retail tenants impacts the registrant's shopping malls. Due to the overbuilding of retail space and a demand for large, open area, administrative service space in Denver, CO, the registrant has repositioned a former retail mall into an office property during 1995. In 1997, the registrant began to reposition another former retail center in Marysville, CA, to an office facility due to low demand for retail space in this market. Also in 1997, the registrant demolished its shopping center in Abilene, TX, to redevelop the site as an open air shopping center anchored by a grocery store.

         The registrant's apartment complexes compete with other apartments and residential housing in the immediate areas in which they are located and may compete with apartments and residential housing constructed in the same areas in the future.

         The registrant's office properties compete for tenants principally with office buildings throughout the respective areas in which they are located. In most areas where the registrant's office buildings are located, competition for tenants has been and continues to be intense on the basis of rent, location and age of the building. The age of the registrant's office properties continues to negatively impact the registrant's ability to raise rental rates. Additionally, these factors also impact the ability of the registrant to dispose of its office properties. Currently, the registrant plans to divest itself of its other office holdings except for its Cleveland, OH, office building.

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

         The registrant also experiences considerable competition when attempting to acquire equity interests in desirable parking facilities at operating yields below the registrant's cost of funds. As prices for parking acquisitions continue to firm, purchasing properties at substantial yields above the registrant's cost of funds requires the registrant to assume an increased level of risk. The competition is provided by other real estate investment trusts, insurance companies, private pension plans and private developers. Additionally, the registrant's credit rating and leverage affect its competitive position in the public debt and equity markets.

         Impark operations consist primarily of parking management in Canada and has market presence in Cleveland, OH, Buffalo, NY, Minneapolis, MN, and Milwaukee, WI. Currently, Impark derives 88%, 11% and 1% of revenue from management of facilities in Canada, the United States and Asia, respectively. Impark is expanding its presence in the United States in locations where the registrant is acquiring equity interests in parking facilities. Impark faces competition from local and national parking operations in cities that it is entering to manage facilities of third party owners. Impark is aggressively expanding its efforts to obtain management contracts from government owned parking facilities both in the United States and Canada. Transit ticketing manufacturing is targeted predominantly at U.S. mass transit operators and is approximately 5% of Impark's revenues.

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

         The 1999 Federal budget proposal includes a provision, if enacted by Congress, that would limit the benefit of acquisitions of properties by paired-share real estate investment trusts in circumstances where the property is to be managed by the paired operating company. The registrant cannot predict the outcome of this legislation but is currently continuing its expansion effort as outlined in its strategic plan.

         The number of persons employed by the registrant is 54.

ITEM 2.  PROPERTIES
-------  ----------
         The following table sets forth certain information relating to the registrant's investments at December 31, 1997:




                                                                        Square                Year        Total
                                                 Date of     Ownership  feet(1)  Occupancy construction    cost
Direct equity investments     Location         acquisition   percentage  (000)     rate(2)  completed     (000)
-------------------------     --------         -----------   ---------- -------  --------- -----------   -------
Shopping Malls:
Eastern
-------
Mountaineer                  Morgantown, WV       1/29/78      100%       676(4)    86%       1975      $ 33,507
Fingerlakes                  Auburn, NY           9/28/81      100        405       59        1980        27,661
Fairgrounds Square           Reading, PA          9/30/81      100        723(5)    91        1980        41,892
Crossroads                   St. Cloud, MN        1/01/72      100        733(9)    97        1966        33,832
Two Rivers                   Clarksville, TN      9/26/75      100        233       48        1968         8,740
Crossroads                   Fort Dodge, IA       4/22/77      100        429(10)   94        1967        13,195
Kandi                        Willmar, MN          3/12/79      100        448       88        1973        20,875
Woodland Commons             Buffalo Grove, IL    4/03/95      100        171       92        1991        22,018
Westgate Town Center         Abilene, TX          4/22/77      100         97(11)   100       1962        11,626
                                                                                                        --------
                                                                                                         213,346
                                                                                                         -------
Western
-------
Valley North                 Wenatchee, WA        8/30/73      100        268        89       1966         4,424
Mall 205                     Portland, OR         3/01/75      100        432(12)    97       1970        14,390
Plaza 205                    Portland, OR         4/26/78      100        167        98       1970         4,555
Valley                       Yakima, WA           5/01/80      100        390(13)    91       1972        11,696
                                                                                                         -------
                                                                                                          35,065
                                                                                                         -------
Southwestern:
-------------
Alexandria                  Alexandria, LA        09/01/97     100        899        90       1973        31,306
Brazos                      Lake Jackson, TX      09/01/97     100        708        86       1976        24,693
Killeen                     Killeen, TX           09/01/97     100        579        90       1981        41,789
Mesilla Valley              Las Cruces, NM        09/01/97     100        592        91       1981        39,874
Park Plaza                  Little Rock, AR       09/01/97     100        546        99       1988        64,008
Pecanland                   Monroe, LA            09/01/97     100        923        98       1985        46,262
Shawnee                     Shawnee, OK           09/01/97     100        445        94       1989        19,219
Villa Linda                 Santa Fe, NM          09/01/97     100        570        93       1985        43,808
                                                                                                        --------
                                                                                                         310,959
                                                                                                        --------
                                                                                                         559,370
                                                                                                        --------
Apartments:
-----------
Midwestern
Somerset Lakes               Indianapolis, IN    11/10/88      100        360 units  97       1975        20,795
Hunter's Creek               Cincinnati, OH      12/11/96      100        146 units  99       1980         5,632
Steeplechase                 Cincinnati, OH      06/30/95      100        272 units  93       1987        12,132
                                                                                                          ------
                                                                                                          38,559
                                                                                                          ------
Southern
--------
Briarwood                    Fayetteville, NC     6/30/91      100        274 units  92       1968-70      8,359
Woodfield Gardens            Charlotte, NC        6/30/91      100        132 units  94       1974         3,838
Windgate Place               Charlotte, NC        6/30/91      100        196 units  97       1974-78      6,421
Walden Village               Atlanta, GA          6/01/92      100        380 units  92       1973        14,217
Beech Lake                   Durham, NC           8/19/94      100        345 units  96       1996        20,101
                                                                                                          ------
                                                                                                          52,936
                                                                                                          ------
                                                                                                          91,495
                                                                                                         -------


                                                                    Mortgage Loans
                                               ----------------------------------------------
                                                             Balance      Principal
                                               Original         at        repayment
                                               balance(s)    12/31/97      for 1998  Interest    Year of
Direct equity investments     Location           (000)        (000)         (000)      rate      maturity
-------------------------     --------         ---------    ---------     ---------  --------    --------
Shopping Malls:
Eastern
-------
Mountaineer                  Morgantown, WV    $ 4,600(3)   $ 3,952       $  218      8.250%       2009
Fingerlakes                  Auburn, NY            ---          ---         ---          ---        ---
Fairgrounds Square           Reading, PA           ---          ---(6)      ---          ---        ---
Crossroads                   St. Cloud, MN      49,500(3)    48,219          689      7.485        2002
Two Rivers                   Clarksville, TN       ---          ---          ---         ---        ---
Crossroads                   Fort Dodge, IA        ---          ---(6)       ---         ---        ---
Kandi                        Willmar, MN           ---          ---(6)       ---         ---        ---
Woodland Commons             Buffalo Grove, IL  12,000(3)    11,728          237      7.750        2006
Westgate Town Center         Abilene, TX           ---          ---          ---         ---        ---
                                               -------      -------       ------
                                                66,100       63,899        1,144
                                                ------       ------        -----
Western
-------
Valley North                 Wenatchee, WA         ---          ---          ---         ---        ---
Mall 205                     Portland, OR          ---          ---(6)       ---         ---        ---
Plaza 205                    Portland, OR          ---          ---(6)       ---         ---        ---
Valley                       Yakima, WA            ---          ---(6)       ---         ---        ---
                                                ------       ------        -----
                                                   ---          ---          ---
                                                ------       ------        -----
Southwestern:
-------------
Alexandria                  Alexandria, LA       21,463      21,405(7)       183       8.430       2006
Brazos                      Lake Jackson, TX     15,749      15,707(7)       134       8.430       2006
Killeen                     Killeen, TX          28,319      28,243(7)       241       8.430       2006
Mesilla Valley              Las Cruces, NM       24,643      24,577(7)       210       8.430       2006
Park Plaza                  Little Rock, AR      37,511      37,410(7)       319       8.430       2006
Pecanland                   Monroe, LA           39,344      39,198(8)       486      12.250       2017
Shawnee                     Shawnee, OK          11,576      11,545(7)        99       8.430       2006
Villa Linda                 Santa Fe, NM         24,692      24,626(7)       210       8.430       2006
                                               --------     -------       ------
                                                203,297     202,711        1,882
                                               --------     -------       ------
                                                269,397     266,610        3,026
                                               --------     -------       ------
Apartments:
-----------
Midwestern
Somerset Lakes               Indianapolis, IN   15,000(3)    14,643          236       7.650       2006
Hunter's Creek               Cincinnati, OH      2,738        2,727           22       8.470       2002
Steeplechase                 Cincinnati, OH      9,000(3)     8,779          146       7.395       2006
                                               -------      -------       ------
                                                26,738       26,149          404
                                                ------       ------       ------
Southern
--------
Briarwood                    Fayetteville, NC      ---          ---(6)       ---         ---        ---
Woodfield Gardens            Charlotte, NC         ---          ---(6)       ---         ---        ---
Windgate Place               Charlotte, NC         ---          ---(6)       ---         ---        ---
Walden Village               Atlanta, GA           ---          ---(6)       ---         ---        ---
Beech Lake                   Durham, NC         12,500(3)    12,172          189       6.869       2005
                                                ------       ------        -----
                                                12,500       12,172          189
                                                ------       ------        -----
                                                39,238       38,321          593
                                                ------       ------        -----

ITEM 2.  PROPERTIES
-------  ----------
           -CONTINUED



                                                                        Square                          Year
                                                   Date of   Ownership  feet(1)         Occupancy    construction
Direct equity investments     Location           acquisition percentage  (000)            rate(2)     completed
-------------------------     --------           ----------- ---------- -------         ---------    -----------
Office Buildings:
Midwestern
----------
55 Public Square             Cleveland, OH          01/15/63   100%        397            95%           1959
Circle Tower                 Indianapolis, IN       10/16/74   100         102            91            1930




Southern
--------
Henry C. Beck                Shreveport, LA         08/30/74   100         186            90            1958




Western Redevelopment
---------------------
North Valley Tech Center     Denver, CO             12/03/69   100         498            38(14)        1967
Sutter Buttes Center         Marysville, CA         12/19/79   100         427            53(15)        1972






Parking Facilities:
United States
-------------
Huntington Garage            Cleveland, OH          12/31/75   100       1,100 spcs.      ---           1969
West Third St. Lot           Cleveland, OH          09/19/77   100         300 spcs.      ---            ---




Canada:
-------
10th Ave. Lot                Calgary, Alberta       05/05/97   100          55 spcs.      ---            ---
1009-9th Ave. Lot            Calgary, Alberta       05/05/97   100         142 spcs.      ---            ---
Parkade                      Edmonton, Alberta      05/05/97   100         562 spcs       ---           1958
103 St. Lot                  Edmonton, Alberta      05/05/97   100          61 spcs       ---            ---
107th St.                    Edmonton, Alberta      05/05/97   100          --      (16)  100           1973
221 9th Ave. Lot             Calgary, Alberta       05/05/97   100         148 spcs.      ---            ---
Blanchard St.                Victoria, Br. Columbia 05/05/97   100          --      (16)  100           1982
Graham Ave. Lot              Winnipeg, Manitoba     05/05/97   100         175 spcs.      ---            ---
Water Ave. Lot               Winnipeg, Manitoba     05/05/97   100         235 spcs.      ---            ---
Young St. Lot                Winnipeg, Manitoba     05/05/97   100          40 spcs       ---            ---
Broadway Lot                 Winnipeg, Manitoba     05/05/97   100          67 spcs       ---            ---
Donald St. Lot               Winnipeg, Manitoba     05/05/97   100          --      (17)  ---            ---
Broad St. Lot                Regina, Saskatchewan   05/05/97   100          20 spcs.      ---            ---
Queens Quay                  Toronto, Ontario       05/05/97   100          --      (16)  100           1950
351 Smith St.                Winnipeg, Manitoba     09/09/97   100         110 spcs       ---            ---






Other:
Land-Huntington Bldg.        Cleveland, OH          10/25/61   100(18)     ---            ---            ---





Reserve for unrealized loss on carrying value of real estate (19)

Total equity investments




                                                                                       Mortgage Loans
                                                                   ------------------------------------------------------
                                                                                           Balance    Principal
                                                                    Total    Original         at      repayment
                                                                    cost     balance(s)    12/31/97    for 1998  Interest   Year of
Direct equity investments     Location                              (000)      (000)        (000)       (000)      rate     maturity
-------------------------     --------                             -------   ---------    ---------   ---------  --------   --------
Office Buildings:
Midwestern
55 Public Square             Cleveland, OH                        $ 33,895    $    ---     $   ---(6) $   ---      ---        ---
Circle Tower                 Indianapolis, IN                        4,400         ---         ---        ---      ---        ---
                                                                  --------      ------      ------    -------
                                                                    38,295         ---         ---        ---
                                                                  --------      ------      ------    -------

Southern
Henry C. Beck                Shreveport, LA                          9,220         ---         ---        ---      ---        ---
                                                                  --------       -----      ------    -------
                                                                     9,220         ---         ---        ---
                                                                  --------       -----      ------    -------

Western Redevelopment
North Valley Tech Center(12) Denver, CO                             23,771         ---         ---        ---      ---        ---
Sutter Buttes Center         Marysville, CA                         13,667         ---         ---        ---      ---        ---
                                                                  --------       -----       -----    -------
                                                                    37,438         ---         ---        ---
                                                                  --------       -----       -----    -------
                                                                    84,953         ---         ---        ---
                                                                  --------       -----       -----    -------

Parking Facilities:
United States
Huntington Garage            Cleveland, OH                           7,814       9,300(3)   8,460         258    8.550%      2014
West Third St. Lot           Cleveland, OH                           2,364         ---        ---         ---     ---         ---
                                                                  --------      ------      -----     -------
                                                                    10,178       9,300      8,460         258
                                                                  --------     -------      -----     -------

Canada:
10th Ave. Lot                Calgary, Alberta                          255         ---        ---         ---     ---         ---
1009-9th Ave. Lot            Calgary, Alberta                          655         ---        ---         ---     ---         ---
Parkade                      Edmonton, Alberta                       1,238         ---        ---         ---     ---         ---
103 St. Lot                  Edmonton, Alberta                         346         ---        ---         ---     ---         ---
107th St.                    Edmonton, Alberta                         219         ---        ---         ---     ---         ---
221 9th Ave. Lot             Calgary, Alberta                        1,529         ---        ---         ---     ---         ---
Blanchard St.                Victoria, Br. Columbia                    347         ---        ---         ---     ---         ---
Graham Ave. Lot              Winnipeg, Manitoba                      1,254         ---        ---         ---     ---         ---
Water Ave. Lot               Winnipeg, Manitoba                        664         ---        ---         ---     ---         ---
Young St. Lot                Winnipeg, Manitoba                        110         ---        ---         ---     ---         ---
Broadway Lot                 Winnipeg, Manitoba                        464         ---        ---         ---     ---         ---
Donald St. Lot               Winnipeg, Manitoba                        117         ---        ---         ---     ---         ---
Broad St. Lot                Regina, Saskatchewan                       33         ---        ---         ---     ---         ---
Queens Quay                  Toronto, Ontario                        1,346         ---        ---         ---     ---         ---
351 Smith St.                Winnipeg, Manitoba                        863         ---        ---         ---     ---         ---
                                                                  --------   ---------   -------      -------
                                                                     9,440         ---        ---         ---
                                                                  --------   ---------    -------     -------
                                                                    19,618       9,300      8,460         258
                                                                  --------   ---------    -------     -------

Other:
Land-Huntington Bldg.        Cleveland, OH                           4,501        ---         ---         ---      ---        ---
                                                                  --------   --------     -------     -------
                                                                     4,501        ---         ---         ---
                                                                  --------   --------     -------     -------
                                                                   759,937        ---         ---         ---

Reserve for unrealized loss on carrying value of real estate (19)   (2,058)        ---         ---        ---
                                                                  --------   ---------    --------    -------
Total equity investments                                          $757,879   $ 317,935    $313,391    $ 3,877
                                                                  ========   =========    ========    =======

(1) The square footage shown represents gross leasable area for shopping malls and net rentable area for office buildings. The apartments are shown as number of units. The parking garages and parking facilities are shown as number of parking spaces.

(2) Occupancy rates shown are as of December 31, 1997, and are based on the total square feet at each property, except apartments which are based on the number of units and average occupancy during the year.

(3) The registrant obtained mortgages on the following properties subsequent to acquisition: Huntington Parking Garage in the amount of $9,300,000 in 1993; Mountaineer Mall in the amount of $4,600,000 in 1994; Crossroads Shopping Center (St. Cloud, MN) in the amount of $49,500,000 in 1995; Woodland Commons in the amount of $12,000,000 in 1996; Somerset Lakes in the amount of $15,000,000 in 1996; Steeplechase in the amount of $9,000,000 in 1996; Beech Lake in the amount of $12,500,000 in 1996.

(4) The total mall contains 676,000 square feet; the registrant owns 618,000 square feet, the balance being ground leased to Giant Eagle Markets, Inc.

(5) The total mall contains 723,000 square feet; the registrant owns 537,000 square feet, the balance being separately ground leased to Boscov Department Store, Inc.

(6) These properties are the collateral for the registrant's $125 million revolving line of credit.

(7) The mortgage secured by these malls requires that all rents and other tenant charges be deposited into a bank account which serves as additional security for the lender.

(8) The mortgage loan participates in 55% of revenues, as defined, in excess of $5,970,516.

(9) The total mall contains 733,000 square feet; the registrant owns 624,000 square feet, the balance being separately owned by Target Stores.

(10) The total mall contains 429,000 square feet; the registrant owns 327,000 square feet, the balance being separately owned by an unrelated third party with Sears, Roebuck and Co. as tenant.

(11) The mall is currently being redeveloped as an open air shopping center. Currently, 95,000 square feet is separately owned by Montgomery Ward & Co., Incorporated. Winn-Dixie will occupy 65,000 square feet in July 1998 when the initial phase of redevelopment is completed.

(12) The total mall contains 432,000 square feet; the registrant owns 255,000 square feet, the balance being separately owned by Montgomery Ward Development Corporation.

(13) The total mall contains 390,000 square feet; the registrant owns 272,000 square feet, the balance being separately ground leased to Sears, Roebuck and Co.

(14) North Valley Technical Center was repositioned from a shopping mall to an office complex during 1995. Montgomery Ward vacated the complex in 1997 allowing the registrant to continue to retenant the former mall as an office center.

(15) The property was inundated by a flood which occurred in February 1986. The mall was subsequently rebuilt and re-opened in November 1986. A temporary tenant occupied approximately 70,000 square feet as of December 31, 1997. The Trust is pursuing a mixed use strategy for this former retail facility.

(16) These properties are general use buildings currently being used as regional and city offices by Impark Limited.

(17)     This property is currently demolished and awaiting redevelopment.

(18) The registrant has ground leased the land until October 30, 2011, with seven, 10-year renewal options.

(19) In December 1995, the registrant recorded a $14 million unrealized loss on the carrying value of assets identified for disposition. Subsequent to the disposition of three office buildings and one shopping mall, this reserve was $2,058,000 as of December 31, 1997.


         As of December 31, 1997, the registrant owned in fee its interests in Crossroads Center (St. Cloud, MN), Woodland Commons, Mall 205, Crossroads Mall (Ft. Dodge, IA), Westgate Town Center, Mountaineer Mall, Plaza 205, Valley Mall, Fingerlakes Mall, Fairgrounds Square Mall, 55 Public Square Building, Henry C. Beck Building, Sutter Buttes Center, Alexandria Mall, Brazos Mall, Killeen Mall, Mesilla Valley Mall, Park Plaza Mall, Pecanland Mall, Shawnee Mall, Villa Linda Mall, Somerset Lakes Apartments, Briarwood Apartments, Woodfield Gardens Apartments, Windgate Place Apartments, Walden Village Apartments, Beech Lake Apartments, Steeplechase Apartments, Hunter's Creek Apartments, and the Parkade Land - Huntington Building, the West Third Lot, 10th Avenue, 1009 9th Avenue, 103 St., 107 St., 221 9th St., Graham Ave., Water Ave., Young St., Broad St., Broadway, Smith St., Blanchard St., Queens Quay, and Donald St. The registrant holds a leasehold estate or estates, or a fee interest and one or more leasehold estates in Valley North Mall, Two Rivers Mall, Kandi Mall, Circle Tower Building and North Valley Technical Center and the Huntington Garage.

RENTALS FROM NET LEASES

         The following table sets forth the rentals payable to the registrant for the year ended December 31, 1997, under net leases of the properties indicated:

                                                            ANNUAL
PROPERTY                                                   BASE RENT                 PERCENTAGE RENTS
--------                                                   ---------                 ----------------
SHOPPING MALLS:
EASTERN
-------
Mountaineer (1)                                             $ 755,000           45% of gross receipts in excess
                                                                                  of $1,506,000
Fingerlakes (1)                                               768,000           40% of gross receipts in excess
                                                                                 of $1,920,000
Fairgrounds Square (1)                                      2,850,000           55% of gross receipts in excess
                                                                                 of $5,182,000

Crossroads
(St. Cloud, MN.) (1),(2)                                    3,300,000           60% of gross receipts in excess
                                                                                 of $4,868,000(2)
Two Rivers (1)                                                    ---           5% of gross receipts

Crossroads
(Ft. Dodge, IA) (1)                                           736,000           55% of gross receipts in excess
                                                                                 of $1,302,000
Westgate Towne Centre (1)                                          ---           10% of gross receipts

Kandi (1)                                                     712,000           45% of gross receipts in excess
                                                                                 of $1,631,000
Woodland Commons (1)                                        1,600,000           25% of gross receipts in excess
                                                                                 of $1,280,000
WESTERN
-------
Valley North (1)                                              400,000           30% of gross receipts in excess
                                                                                 of $727,000
Mall 205 (1)                                                1,232,000           55% of gross receipts in excess
                                                                                 of $2,146,000
Plaza 205 (1)                                                 276,000           45% of gross receipts in excess
                                                                                 of $463,000
Valley (1)                                                    463,000           50% of gross receipts in excess
                                                                                 of $898,000
SOUTHWESTERN
------------
Alexandria (3)
Brazos (3)
Killeen (3)
Messilla Valley (3)
Park Plaza (3)
Pecanland (3)
Shawnee (3)
Villa Linda (3)

APARTMENTS:
MIDWESTERN
----------
Somerset Lakes (1)                                            971,000           55% of gross receipts in excess
                                                                                 of $1,744,000
Steeplechase (1)                                              800,000           50% of gross receipts in excess
                                                                                 of $1,200,000
Hunter's Creek (1)                                            500,000           20% of gross receipts in excess
                                                                                 of $900,000

SOUTHERN
--------
Briarwood (1)                                                 435,000           35% of gross receipts in excess
                                                                                 of $1,000,000
Woodfield Gardens (1)                                         100,000           20% of gross receipts in excess
                                                                                 of $500,000
Windgate Place (1)                                            235,000           20% of gross receipts in excess
                                                                                 of $700,000
Walden Village (1)                                            850,000           55% of gross receipts in excess
                                                                                 of $1,545,000
Beech Lake (1)                                                955,000           55% of gross receipts in excess
                                                                                 of $1,904,000

                                                            ANNUAL
PROPERTY                                                   BASE RENT                 PERCENTAGE RENTS
--------                                                   ---------                 ----------------
OFFICE BUILDINGS:
MIDWESTERN
----------
55 Public Square (1),(4)                                   $1,200,000           40% of gross receipts in excess
                                                                                 of $3,400,000 (3)
Circle Tower (1)                                              189,000           25% of gross receipts in excess
                                                                                 of $709,000
SOUTHERN
--------
Henry C. Beck (1)                                             179,000           25% of gross receipts in excess
                                                                                 of $784,000

WESTERN
-------
North Valley Technical Center (1)                             200,000           5% of gross receipts in excess
                                                                                 of $1,000,000
Sutter Buttes Center (1)                                      292,000           45% of gross receipts in excess
                                                                                 of $672,000

Land-Huntington Building                                      170,000           First $130,000 plus 50% of all
                                                                                 additional rental, as defined,
                                                                                 received by registrant as landlord
                                                                                 under a net lease of the building
                                                                                 and improvements situated on
                                                                                 the land
PARKING:

UNITED STATES
-------------
Huntington Garage (1)                                         413,000           40% of gross receipts in excess
                                                                                 of $975,000
West Third Lot (1)                                             75,000           40% of gross receipts in excess
                                                                                 of $200,000
CANADIAN
--------
10th Avenue (1)                                                15,600           --

1009 9th Avenue (1)                                            39,000           --

Parkade (1)                                                   130,000           --

103 St.(1)                                                     27,000           --

221 9th Ave. (1)                                               95,000           --

245 Graham Ave. (1)                                            60,000           --

168 Water Ave. (1)                                             65,000           --

336 Young St. (1)                                               7,000           --

304 Broadway (1)                                                8,000           --

1724 Broad St. (1)                                              4,000           --

351 Smith St. (1)                                               3,000           --

(1)      Leased to the Management Company.

(2) An additional net lease for the Stearns County Building, which is part of the Crossroads, St. Cloud, MN mall, provides for a base rent of $14,000.

(3) The management company manages these shopping malls for the registrant and receives 4% of gross receipts, as a management fee, as defined, and a leasing fee of 4.5%, and 3%, of base rent, as defined, for new and renewal tenants, respectively.

(4) An additional net lease for the 55 Public Square Building garage provides for a base rent of $331,000 and a percentage rent of 70% of gross receipts in excess of $537,000.

ITEM 3. LEGAL PROCEEDINGS.

REGISTRANT VS. THE STATE OF CALIFORNIA

         The registrant has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the registrant on the liability portion of this inverse condemnation suit, which the State of California appealed. The registrant is proceeding with its damage claim in Superior Court of the State of California. No recognition of potential income has been made in the December 31, 1997 Combined Financial Statements.

REGISTRANT VS. GOTHAM PARTNERSHIPS

         In August and October 1997, the registrant requested information pursuant to its Declaration of Trust and By-Laws in order to ascertain the ownership of shares held by two of its beneficiaries, Gotham Partners, L.P. ("Gotham I") and Gotham Partners II, L.P. (collectively, the "Gotham Partnerships"). The requests were made in furtherance of the Trustees' obligation to preserve the registrant's tax status as a real estate investment trust. The Gotham Partnerships refused to comply with such requests. On January 16, 1998, the registrant commenced a civil action (Case No. 347063) in the Court of Common Pleas, Cuyahoga County, Ohio (the "State Court Action"), against the Gotham Partnerships to, among other things, enforce the Declaration of Trust and to declare a proposal, set forth in a letter dated January 8, 1998 from Gotham I to the registrant, to increase the number of Trustees constituting the full Board of Trustees by six, and to elect six additional Trustees at the annual meeting (the "Proposal"), unlawful, null and void. The registrant also seeks, among other things, to enjoin the Gotham Partnerships from soliciting proxies for the Proposal or the Gotham Partnerships' nominees for the Board of Trustees. Initially, the Gotham Partnerships unsuccessfully sought to remove the State Court Action to federal district court. On January 20, 1998, the Gotham Partnerships filed counterclaims, alleging, among other things, that the registrant had violated its purported fiduciary obligations to the Gotham Partnerships and violated the proxy rules under federal securities laws. The Gotham Partnerships also sought, among other things, a declaration that Gotham I was entitled to submit the Proposal and nominations for a vote at the annual meeting and to enjoin the registrant from soliciting the registrant's beneficiaries until the registrant complied with the federal proxy rules. The registrant has moved to dismiss the counterclaims for failure to state legally cognizable claims.

         On March 27, 1998, the State Court denied the registrant's motion to enforce the Declaration of Trust and By-laws which deem the Gotham Partnership's interest in the registrant to be "Excess Shares," the equivalent of treasury shares, by virtue of their failure to comply with the registrant's requests for ownership information, and to enjoin them from soliciting Proxies for the annual meeting.

         On January 30, 1998, the Gotham Partnerships filed a separate civil action in the District Court (Case No. 1:98CV 0272) (the "Federal Action"). Therein, the Gotham Partnerships sought to enjoin the registrant from taking actions allegedly in violation of federal securities laws and to permit Gotham I to solicit proxies with respect to its Proposal and purported nominations. The registrant filed an answer and counterclaims on February 10, 1998 to the Gotham Partnerships' Federal Action, denying any wrongdoing, and alleging, among other things, that the Gotham Partnerships violated federal securities laws, tortuously interfered with the registrant's business, and caused the registrant and its beneficiaries to suffer damage. The registrant's counterclaims, as amended, seek compensatory and punitive damages, injunctive relief and a trial by jury. On February 17, 1998, the registrant filed a motion to dismiss the Federal Action on the basis that, inter alia, it fails to state legally cognizable claims against the registrant for breach of the federal securities laws or breach of fiduciary duty. On March 6, 1998, the registrant filed a motion for preliminary injuction in the Federal Action seeking to enjoin the Gothan Partnerships from soliciting proxies for the Annual Meeting on the basis that they have failed to disclose their group in violation of Federal securities laws.

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

         "Market Price and Dividend Record" presented on page 1 of Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

         "Selected Financial Data" presented on page 2 and 3 of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 18 through 20 of Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS.

         The "Combined Balance Sheets" as of December 31, 1997 and 1996, and the "Combined Statements of Income, Combined Statements of Changes in Cash, Combined Statements of Shareholders' Equity" for the years ended December 31, 1997, 1996 and 1995, of the registrant, "Notes to Combined Financial Statements" and "Report of Independent Public Accountants" are presented on pages 4 through 17 of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) DIRECTORS.

        "Election of Trustees" presented in the registrant's 1998 Proxy
         Statement is incorporated herein by reference.

         (a) EXECUTIVE OFFICERS.

                                                                                                                    PERIOD
                                                                                                                      OF
         NAME                           AGE             POSITIONS, OFFICES AND BUSINESS EXPERIENCE                  SERVICE
         ----                           ---             ------------------------------------------                  -------
      James C. Mastandrea                54     Chairman, President and Chief Executive Officer since           1993 to date
                                                February 1997. Chairman, President, Chief Executive
                                                Officer and Chief Financial Officer from February 1996
                                                to January 1997. Chairman, President and Chief Executive
                                                Officer from January 1994 to January 1996. President and
                                                Chief Operating Officer from July 1993 to December 1993.
                                                President and Chief Executive Officer of Triam
                                                Corporation, Chicago, Illinois, an investment adviser to
                                                various real estate investment funds, from 1991 to 1993.
                                                Chairman, President and Chief Executive Officer of
                                                Midwest Development Corporation, Buffalo Grove, Illinois
                                                from 1978 to 1991. Served in various capacities in the
                                                field of commercial and real estate lending from 1971 to
                                                1978, including Vice President of Continental Bank,
                                                Chicago, Illinois, and with Mellon Bank, Pittsburgh,
                                                Pennsylvania.

      Paul F. Levin                      51     Senior Vice President, General Counsel and Secretary            1989 to date
                                                since December 1994. Vice President, General Counsel and
                                                Secretary from May 1989 to November 1994. Principal of
                                                Schwarzwald, Robiner, Rock & Levin, a Legal Professional
                                                Association, from 1981 to 1989. Associate of Gaines,
                                                Stern, Schwarzwald & Robiner Co., L.P.A. from 1979 to
                                                1980. Assistant Director of Law, City of Cleveland,
                                                Ohio, from 1975 to 1978.

                                                                                                                    PERIOD
                                                                                                                      OF
         NAME                           AGE             POSITIONS, OFFICES AND BUSINESS EXPERIENCE                  SERVICE
         ----                           ---             ------------------------------------------                  -------
      John J. Dee                        46     Senior Vice President and Chief Accounting Officer              1978 to date
                                                since February 1996. Senior Vice President and
                                                Controller from July 1992 to February 1996. Vice
                                                President and Controller from December 1986 to July
                                                1992, Controller from April 1981 to December 1986,
                                                Assistant Controller from December 1979 to April 1981,
                                                Accounting Manager from August 1978 to December 1979.

      Steven M. Edelman                  43     Executive Vice President-Chief Financial Officer since          1980 to date
                                                February 1997. Executive Vice President, Chief
                                                Investment Officer from January 1996 to January 1997.
                                                Senior Vice President, Chief Investment Officer from
                                                March 1995 to December 1995. Senior Vice President,
                                                Asset Management from July 1992 to February 1995. Vice
                                                President, Acquisitions from December 1985 to June 1992.
                                                Assistant Vice President, Acquisitions from January 1985
                                                to November 1985. Acquisition Analyst from February 1984
                                                to December 1985. Assistant Controller from July 1982 to
                                                January 1984. Internal Auditor from June 1980 to June
                                                1982. Auditor with Touche Ross & Co. from 1978 to 1980.

      Thomas T. Kmiecik                  39     Senior Vice President, Treasurer since January 1996,            1984 to date
                                                Vice President, Treasurer from January 1994 to December
                                                1995. Treasurer from May 1989 to December 1993.
                                                Assistant Controller from March 1984 to April 1989,
                                                Senior Auditor with Arthur Young from 1980 to 1984.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

         "Compensation of Trustees" and "Executive Compensation", presented in the registrant's 1998 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT.
          -----------

         "Security Ownership of Trustees, Officers and Others" presented in registrant's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         "Certain Relationships and Related Transactions" presented in the registrant's 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         (1) FINANCIAL STATEMENTS:

                  Combined Balance Sheets - December 31, 1997 and 1996 on page 4 of Exhibit 13.

                  Combined Statements of Income - For the Years Ended December 31, 1997, 1996 and 1995 on page 5 of Exhibit 13.

                  Combined Statements of Changes in Cash - For the Years Ended December 31, 1997, 1996 and 1995 on page 6 of Exhibit 13.

                  Combined Statements of Shareholders' Equity - For the Years Ended December 31, 1997, 1996 and 1995 on page 7 of Exhibit 13.

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

(3)(b)          By-laws of Registrant, as amended                                                Registration Statement on Form S-3
                                                                                                 No. 33-4493

(3)(c)          By-laws of Registrant, as amended                                                March 31, 1997
                                                                                                 Form 10-Q

(3)(d)          By-laws of Registrant, as amended                                                September 30, 1997
                                                                                                 Form 10-Q

(4)(a)          Form of certificate for Shares of Beneficial Interest                            Registration Statement on Form S-3
                                                                                                 No. 33-2818

EXHIBIT                                                                                                INCORPORATED HEREIN BY
NUMBER                                     DESCRIPTION                                                     REFERENCE TO
(4)(b)          Form of Indenture governing Debt Securities, dated February 1,                   Registration Statement on Form S-3
                1983 between Registrant and Ameritrust Company                                   No. 2-81605

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

(10)(a)         Share Purchase Agreement dated as of December 31, 1983 between                   Registration Statement No. 2-88719
                registrant and First Union Management, Inc.

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

EXHIBIT                                                                                                INCORPORATED HEREIN BY
NUMBER                                     DESCRIPTION                                                     REFERENCE TO
(10)(i)         Eighth Amendment to Share Purchase Agreement dated as of                         Registration Statement No. 33-57756
                November 30, 1992 between registrant and First Union Management,
                Inc.

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

(10)(n)         Credit Agreement with Society National Bank dated March 4, 1996                  1995 Form 10-K

(10)(o)         1981 Employee Share Option Plan                                                  1992 Proxy Statement

(10)(p)         1994 Long Term Incentive Performance Plan                                        1994 Proxy Statement

(10)(q)         Bank Credit Agreement dated September 30, 1996                                   September 30, 1996 Form 10-Q

(10)(r)         Credit agreement  between Imperial Parking Limited and BT Bank of                March 31, 1997
                Canada                                                                           Form 10-Q

(10)(s)         Put agreement entered into between BT Bank of Canada, Hong Kong                  March 31, 1997
                Bank of Canada and First Union Real Estate Equity and Mortgage                   Form 10-Q
                Investment

(10)(t)         Share Purchase Agreement and amendments - Impark Investments Inc.                March 31, 1997
                and First Union Real Estate Equity and Mortgage Investments                      Form 10-Q

(10)(u)         Put agreement entered into between Impark Investments Inc., the                  March 31, 1997
                Onex Associates and First Union Real Estate Equity and Mortgage                  Form 10-Q
                Investments

(10)(v)         Senior subordinated note by 3357392 Canada Inc. to 3006302 Nova                  March 31, 1997
                Scotia Company                                                                   Form 10-Q

(10)(w)         Senior subordinated note by 504463 N.B. Inc. to 3006302 Nova                     March 31, 1997
                Scotia Company                                                                   Form 10-Q

(10)(x)         Shareholders Agreement dated April 17, 1997 between 3357392                      March 31, 1997
                Canada, Inc. and 3355489 Canada, Inc. and the individuals and                    Form 10-Q
                trusts listed on Schedule A.

EXHIBIT                                                                                                INCORPORATED HEREIN BY
NUMBER                                     DESCRIPTION                                                     REFERENCE TO
(10)(y)         Shareholders Agreement dated April 17, 1997 between 504308 N.B.,                 March 31, 1997
                Inc. First Union Management, Inc. and the individuals listed on                  Form 10-Q
                Schedule A.

(10)(z)         Assignment dated March 27, 1997 between First Union Real Estate                  March 31, 1997
                Equity and Mortgage Investments and First Union Management, Inc.                 Form 10-Q

(10)(aa)        Assignment dated April 16, 1997 between First Union Management,                  March 31, 1997
                Inc. and 335489 Canada, Inc.                                                     Form 10-Q

(10)(ab)        Assignment dated April 16, 1997 between 335489 Canada, Inc. and                  March 31, 1997
                3357392 Canada, Inc.                                                             Form 10-Q

(10)(ac)        Amendment to assignment made May 8, 1997 between First Union                     March 31, 1997
                Real Estate Equity and Mortgage  Investments and Imperial Parking                Form 10-Q
                Limited.

(10)(ad)        Bank credit agreement dated December 5, 1997

(10)(ae)        First amendment to employment agreement of James C. Mastandrea

(11)            Statements Re: Computation of Per Share Earnings

(12)            Statements of Ratios of Combined Income from Operations and
                Combined Net Income to Fixed Charges

(13)            1997 Annual Report

(23)            Consent of Independent Public Accountants

(24)            Powers of Attorney

(27)            Financial Data Schedule


(c)      REPORTS ON FORM 8-K.

                          DATE                                SUBJECT
                          ----                                -------
                       June 4, 1997                   Report dated June 4,
                                                      1997 regarding sale of
                                                      6,325,000 shares of
                                                      beneficial interest.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST UNION REAL ESTATE EQUITY AND
                                   MORTGAGE INVESTMENTS

                                   By: /s/ James C. Mastandrea
                                   ---------------------------
                                   James C. Mastandrea, Chairman,
                                   President and Chief Executive
                                   Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                             TITLE                                        DATE
                  ---------                                             -----                                        ----
Principal Executive Officer                                   Chairman, President,                            March 30, 1998
                                                              and Chief Executive
                                                              Officer
/s/ James C. Mastandrea
-----------------------
James C. Mastandrea

Principal Financial Officer                                   Executive Vice President-                       March 30, 1998
                                                              Chief Financial Officer
/s/ Steven M. Edelman
---------------------
Steven M. Edelman

Principal Accounting                                          Controller                                      March 30, 1998
Officer

/s/ Gregory C. Scott
--------------------
Gregory C. Scott

Trustees:                                                                                   )                 Date
*Daniel G. DeVos                                                                            )
                                                                                            )
*James M. Delaney                                                                           )
                                                                                            )
*Allen H. Ford                                                                              )                 March 30, 1998
                                                                                            )
*Russell R. Gifford                                                                         )
                                                                                            )
*James C. Mastandrea                                                                        )
                                                                                            )
                                                                                            )
                  SIGNATURE                                                                 )
                  ---------                                                                 )
                                                                                            )
*By: /s/ Paul F. Levin                                                                      )
                                                                                            )
Paul F. Levin, Attorney-in-fact                                                             )

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                   -------------------------------------------

                          FINANCIAL STATEMENT SCHEDULES
                          -----------------------------



To First Union Real Estate Equity
 and Mortgage Investments:


         We have audited in accordance with generally accepted auditing standards, the combined financial statements included in the registrant's 1997 Annual Report included as Exhibit 13 of this Form 10-K and have issued our report thereon dated February 4, 1998. Our audit was made for the purpose of forming an opinion on those combined statements taken as a whole. The schedules listed under Item 14(a)(2) on page 18 are the responsibility of management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic combined financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic combined financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.







Cleveland, Ohio,
February 4, 1998.                                        Arthur Andersen LLP

                                                                    Schedule III
                                                                    ------------

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                                 Cost
                                                          Initial cost to     capitalized           Gross amount at which
                                                            Registrant        subsequent to          carried at close of
                                                       --------------------    acquisition                 period
                                                                  Buildings   ----------------  -----------------------------
                                            Encum-                  and        Land, Building        Buildings and
    Description                             brances    Land     Improvements  and Improvements  Land   Improvements     Total
-----------------------------------         -------    ----     ------------  ----------------  ----   ------------     -----
Shopping Malls:

  Eastern
  -------
  Mountaineer, Morgantown, WV               $  3,952  $ 1,450     $ 12,693      $  19,364     $ 1,615     $ 31,892    $ 33,507
  Fingerlakes, Auburn, NY                         --    1,300       23,698          2,663       1,370       26,291      27,661
  Fairgrounds Square, Reading, PA                 --    2,400       22,635         16,857       2,369       39,523      41,892
  Crossroads, St. Cloud, MN                   48,219    1,680        8,303         23,849       5,341       28,491      33,832
  Two Rivers, Clarksville, TN                     --       --        3,206          5,534          --        8,740       8,740
  Crossroads, Ft. Dodge, IA                       --    1,151        2,792          9,252       1,328       11,867      13,195
  Kandi, Willmar, MN                              --      ---        5,035         15,840          --       20,875      20,875
  Woodland Commons, Buffalo Grove, IL         11,728    6,744       15,093            181       6,807       15,211      22,018
  Westgate Town Center, Abilene, TX               --    1,425        3,050          7,151       1,616       10,010      11,626
                                             -------  -------      -------        -------      ------      -------    --------
                                              63,899   16,150       96,505        100,691      20,446      192,900     213,346
                                             -------  -------      -------        -------      ------      -------    --------

  Western
  -------
  Valley North, Wenatchee, WA                     --      405        2,916          1,103         477        3,947       4,424
  Mall 205, Portland, OR                          --    1,228        6,140          7,022       1,228       13,162      14,390
  Plaza 205, Portland, OR                         --       --        1,677          2,878         695        3,860       4,555
  Valley, Yakima, WA                              --       --        8,731          2,965         623       11,073      11,696
                                            -------- --------     --------       --------     -------     --------    --------
                                                  --    1,633       19,464         13,968       3,023       32,042      35,065
                                            -------- --------     --------       --------     -------     --------    --------

  Southwestern
  ------------
  Alexandria, Alexandra, LA                   21,405    8,097       23,112             97       8,097       23,209      31,306
  Brazos, Lake Jackson, TX                    15,707    4,877       19,506            310       4,877       19,816      24,693
  Killeen, Killeen, TX                        28,243    6,453       34,865            471       6,453       35,336      41,789
  Mesilla Valley, Las Cruces, NM              24,577    9,126       30,630            118       9,126       30,748      39,874
  Park Plaza, Little Rock, AR                 37,410    5,816       58,037            155       5,816       58,192      64,008
  Pecanland, Monroe, LA                       39,198    8,874       36,891            497       8,874       37,388      46,262
  Shawnee, Shawnee, OK                        11,545    3,864       15,306             49       3,864       15,355      19,219
  Villa Linda, Santa Fe, NM                   24,626    5,652       37,799            357       5,652       38,156      43,808
                                            -------- --------     --------      ---------     -------     --------    --------
                                             202,711   52,759      256,146          2,054      52,759      258,200     310,959
                                            --------  -------     --------      ---------      ------     --------    --------
                                             266,610   70,542      372,115        116,713      76,228      483,142     559,370
                                            ======== ========     ========      =========     =======     ========    ========

Apartments:
  Midwestern
  ----------
  Somerset Lakes, Indianapolis, IN           14,643     2,172       16,400          2,223       2,172       18,623      20,795
  Hunter's Creek, Cincinnati, OH              2,727     1,098        4,395            139       1,098        4,534       5,632
  Steeplechase, Cincinnati, OH                8,779     1,782       10,114            236       1,782       10,350      12,132
                                             ------     -----       ------          -----       -----       ------      ------
                                             26,149     5,052       30,909          2,598       5,052       33,507      38,559
                                             ------     -----       ------          -----       -----       ------      ------

  Southern
  --------
  Briarwood, Fayetteville, NC                    --       495        6,614          1,250         495        7,864       8,359
  Woodfield Gardens, Charlotte, NC               --       171        3,087            580         171        3,667       3,838
  Windgate Place, Charlotte, NC                  --       353        4,818          1,250         353        6,068       6,421
  Walden Village, Atlanta, GA                    --     2,768        9,288          2,161       2,768       11,449      14,217
  Beech Lake, Durham, NC                     12,172     3,760       15,707            634       3,760       16,341      20,101
                                             ------    ------       ------          -----      ------       ------      ------
                                             12,172     7,547       39,514          5,875       7,547       45,389      52,936
                                             ------    ------       ------          -----      ------       ------      ------
                                             38,321    12,599       70,423          8,473      12,599       78,896      91,495
                                             ======    ======       ======          =====      ======       ======     =======


                                              Accumu-    Year
                                               lated   construc-
                                              depreci-   tion         Date
    Description                                ation   completed    Acquired        Life
-----------------------------------           -------  -----------  --------        ----
Shopping Malls:

  Eastern
  -------
  Mountaineer, Morgantown, WV                 $ 8,913    1975      01-29-78          60
  Fingerlakes, Auburn, NY                       8,539    1980      09-28-81          50
  Fairgrounds Square, Reading, PA               8,539    1980      09-30-81          57
  Crossroads, St. Cloud, MN                     7,338    1966      01-01-72          64
  Two Rivers, Clarksville, TN                   3,402    1968      09-26-75          50
  Crossroads, Ft. Dodge, IA                     3,970    1967      04-22-77          57
  Kandi, Willmar, MN                            6,495    1973      03-12-79          55
  Woodland Commons, Buffalo Grove, IL             804    1991      04-03-95          59
  Westgate Town Center, Abilene, TX             2,659    1962      04-22-77          60
                                              -------
                                               50,659
                                              -------

  Western
  -------
  Valley North, Wenatchee, WA                   2,270    1966      08-30-73          40
  Mall 205, Portland, OR                        5,094    1970      03-01-75          59
  Plaza 205, Portland, OR                       1,562    1970      04-26-78          47
  Valley, Yakima, WA                            3,554    1972      05-01-80          54
                                              -------
                                               12,480
                                              -------

  Southwestern
  ------------
  Alexandria, Alexandra, LA                       168    1973      09-01-97          50
  Brazos, Lake Jackson, TX                        147    1976      09-01-97          50
  Killeen, Killeen, TX                            312    1981      09-01-97          50
  Mesilla Valley, Las Cruces, NM                  213    1981      09-01-97          50
  Park Plaza, Little Rock, AR                     405    1988      09-01-97          50
  Pecanland, Monroe, LA                           262    1985      09-01-97          50
  Shawnee, Shawnee, OK                            109    1989      09-01-97          50
  Villa Linda, Santa Fe, NM                       263    1985      09-01-97          50
                                              -------
                                                1,879
                                              -------
                                               65,018
                                              =======

Apartments:
  Midwestern
  ----------
  Somerset Lakes, Indianapolis, IN              4,942    1975      11-10-88          40
  Hunter's Creek, Cincinnati, OH                  121    1980      12-11-96          40
  Steeplechase, Cincinnati, OH                    676    1987      06-30-95          40
                                                -----
                                                5,739
                                                -----

  Southern
  --------
  Briarwood, Fayetteville, NC                   1,590    1968-70   06-30-91          40
  Woodfield Gardens, Charlotte, NC                811    1974      06-30-91          40
  Windgate Place, Charlotte, NC                 1,373    1974-78   06-30-91          40
  Walden Village, Atlanta, GA                   1,984    1973      06-01-92          40
  Beech Lake, Durham, NC                        1,470    1986      08-19-94          40
                                               ------
                                                7,228
                                               ------
                                               12,967
                                               ======

                                                                    Schedule III
                                                                    ------------
                                                                       Continued

                                                                                  Cost
                                                          Initial cost to      capitalized       Gross amount at which
                                                            Registrant         subsequent to      carried at close of
                                                       --------------------     acquisition              period
                                                                  Buildings   ----------------  --------------------------
                                            Encum-                  and       Land, Building          Buildings and
    Description                             brances    Land     Improvements  and Improvements  Land  Improvements     Total
-----------------------------------         -------    ----     ------------  ----------------  ----  ------------     -----
Office Buildings:
  Midwestern
  ----------
  55 Public Square, Cleveland OH                 --   $  2,500     $19,055      $12,340        $2,500      $31,395     $33,895
  Circle Tower, Indianapolis, IN                 --        270       1,609        2,521           270        4,130       4,400
                                            -------      -----      ------       ------         -----       ------      ------
                                                         2,770      20,664       14,861         2,770       35,525      38,295
                                                         -----      ------       ------         -----       ------      ------


  Southern
  --------
  Henry C. Beck, Shreveport, LA                  --        717       3,906        4,597           717        8,503       9,220
                                            -------     ------      ------       ------         -----       ------      ------
                                                 --        717       3,906        4,597           717        8,503       9,220
                                            -------     ------      ------       ------         -----       ------      ------

  Western
  -------
  North Valley Tech Center, Denver, CO           --         --       7,666       16,105            --       23,771      23,771
  Sutter Buttes Center, Marysville, CA           --        985       3,622        9,060           948       12,719      13,667
                                              -----     ------      ------       ------         -----       ------      ------
                                                 --        985      11,288       25,165           948       36,490      37,438
                                              -----     ------      ------       ------         -----       ------      ------
                                                 --      4,472      35,858       44,623         4,435       80,518      84,953
                                              =====     ======      ======       ======         =====       ======      ======


Parking Facilities:
  United States
  -------------
  Huntington Garage, Cleveland, OH          $ 8,460      1,600       4,407        1,807         1,600       6,214       7,814
  West Third St. Lot, Cleveland, OH               --     2,030          --          334         2,286          78       2,364
                                            --------   -------    --------     --------         -----    --------    --------
                                              8,460      3,630       4,407        2,141         3,886       6,292      10,178
                                            -------    -------    --------     --------      --------    --------    --------

  Canada
  ------
  10th Ave, Lot, Calgary, Alberta                --        255          --           --           255          --         255
  1009-9th Ave. Lot, Calgary, Alberta            --        655          --           --           655          --         655
  Parkade, Edmonton, Alberta                     --        656         582           --           656         582       1,238
  103 St. Lot, Edmonton, Alberta                 --        346          --           --           346          --         346
  107th St., Edmonton, Alberta                   --         83         136           --            83         136         219
  221 9th Ave. Lot, Calgary, Alberta             --      1,529          --           --         1,529          --       1,529
  Blanchard St., Victoria, Br.Columbia           --        226         121           --           226         121         347
  Graham Ave. Lot, Winnipeg, Manitoba            --      1,254          --           --         1,254          --       1,254
  Water Ave. Lot, Winnipeg, Manitoba             --        664          --           --           664          --         664
  Young St. Lot, Winnipeg, Manitoba              --        110          --           --           110          --         110
  Broadway Lot, Winnipeg, Manitoba               --        464          --           --           464          --         464
  Donald St. Lot, Winnipeg, Manitoba             --        117          --           --           117          --         117
  Broad St. Lot, Regina, Saskatchewan            --         33          --           --            33          --          33
  Queens Quay, Toronto, Ontario                  --        404         942           --           404         942       1,346
  351 Smith St., Winnipeg, Manitoba              --        863          --           --           863          --         863
                                            -------  ---------    --------     --------      --------    --------    --------
                                                 --      7,659       1,781           --         7,659       1,781       9,440
                                            -------  ---------    --------     --------      --------    --------    --------
                                              8,460     11,289       6,188        2,141        11,545       8,073      19,618
                                            =======  =========    ========     ========      ========    ========    ========


Other:
  Land-Huntington Bldg., Cleveland, OH           --      4,501          --           --         4,501          --       4,501

Reserve on carrying value of real
  estate assets                                   --        --          --           --             --     (2,058)     (2,058)
                                            --------  --------    --------     --------      ---------    -------    --------
Real Estate net carrying value at
    December 31, 1997                       $313,391  $103,403    $484,584     $171,950      $109,308    $648,571    $757,879
                                            ========  ========    ========     ========      ========    ========    ========


                                             Accumu-    Year
                                              lated   construc-
                                             depreci-   tion         Date
    Description                               ation   completed    Acquired      Life
-----------------------------------          -------  -----------  --------      ----
Office Buildings:
  Midwestern
  ----------
  55 Public Square, Cleveland OH               $17,555     1959     01-15-63      63
  Circle Tower, Indianapolis, IN                 2,301     1930     10-16-74      40
                                               -------
                                                19,856
                                                ------


  Southern
  --------
  Henry C. Beck, Shreveport, LA                  3,644     1958     08-30-74      51
                                                 -----
                                                 3,644
                                                 -----

  Western
  -------
  North Valley Tech Center, Denver, CO           5,409     1967     12-03-69      60
  Sutter Buttes Center, Marysville, CA           4,284     1972     12-19-79      50
                                                ------
                                                 9,693
                                                ------
                                                33,193
                                                ======


Parking Facilities:
  United States
  -------------
  Huntington Garage, Cleveland, OH               2,390    1969      12-31-75      53
  West Third St. Lot, Cleveland, OH                257      --      09-19-77      10
                                             ---------
                                                 2,647
                                             ---------

  Canada
  ------
  10th Ave, Lot, Calgary, Alberta                   --              05-05-97
  1009-9th Ave. Lot, Calgary, Alberta               --              05-05-97
  Parkade, Edmonton, Alberta                        10    1958      05-05-97       40
  103 St. Lot, Edmonton, Alberta                    --              05-05-97
  107th St., Edmonton, Alberta                       3    1973      05-05-97       40
  221 9th Ave. Lot, Calgary, Alberta                --              05-05-97
  Blanchard St., Victoria, Br.Columbia               2    1982      05-05-97       40
  Graham Ave. Lot, Winnipeg, Manitoba               --              05-05-97
  Water Ave. Lot, Winnipeg, Manitoba                --              05-05-97
  Young St. Lot, Winnipeg, Manitoba                 --              05-05-97
  Broadway Lot, Winnipeg, Manitoba                  --              05-05-97
  Donald St. Lot, Winnipeg, Manitoba                --              05-05-97
  Broad St. Lot, Regina, Saskatchewan               --              05-05-97
  Queens Quay, Toronto, Ontario                     18    1950      05-05-97
  351 Smith St., Winnipeg, Manitoba                 --              05-05-97
                                             ---------
                                                    33
                                             ---------
                                                 2,680
                                             =========


Other:
  Land-Huntington Bldg., Cleveland, OH              --       --     10-25-61      --

Reserve on carrying value of real
  estate assets                                     --
                                              --------
Real Estate net carrying value at
    December 31, 1997                         $113,858
                                              ========

Aggregate cost for federal tax purposes is $727,734,000.

                                                                    Schedule III
                                                                    ------------
                                                                     - Continued


         The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1997, 1996 and 1995:


                                                                              (In thousands)
                                                                          Years Ended December 31,
                                                               ----------------------------------------------
                                                                  1997               1996               1995
                                                               --------           --------           --------
Asset reconciliation:
  Balance, beginning of period                                 $459,563           $449,560           $436,394

  Additions during the period:
    Property acquisitions                                       318,345              5,491             35,424
    Improvements                                                 20,258             19,148             24,713
    Equipment and appliances                                      1,396              1,116                797
    Reduction in reserve on carrying
      value of real estate assets                                 4,947              5,575               ---
  Deductions during the period:
    Sales of real estate                                        (45,632)           (20,385)           (27,089)
    Write-off of internal leasing costs(A)                          ---                ---            ( 8,006)
    Reserve on carrying value of real
      estate assets                                                 ---                ---            (12,580)
    Other - write-off of assets and
              certain fully depreciated
              tenant alterations                                 (  998)            (  942)               (93)
                                                               ---------          ---------          ---------

  Balance, end of period                                       $757,879           $459,563           $449,560
                                                               ========           ========           ========



Accumulated depreciation
 reconciliation:
  Balance, beginning of period                                 $112,614           $107,701           $111,972

  Additions during the period:
    Depreciation                                                 13,861             12,067             11,038

  Deductions during the period:
    Sales of real estate                                        (12,264)            (6,212)           (11,535)
    Write-off of internal leasing costs(A)                                           ---               (3,681)
    Write-off of assets and
      certain fully depreciated
      tenant alterations                                         (  353)            (  942)               (93)
                                                               ---------          ---------           --------

  Balance, end of period                                       $113,858           $112,614           $107,701
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

                                                                     Schedule IV
                                                                     -----------

                          MORTGAGE LOANS ON REAL ESTATE
                          -----------------------------

                             AS OF DECEMBER 31, 1997
                             -----------------------
             (IN THOUSANDS, EXCEPT FOR PAYMENT TERMS AND FOOTNOTES)


                                 Current                                                                             Carrying
                             effective rate   Final maturity                                       Face amount of   amount of
Description                 on net investment      date             Periodic payment terms            mortgage       mortgage
-----------                 -----------------      ----             ----------------------            --------       --------
First Mortgage Loan:              9.65%          10-31-11     Interest calculated at stated rate      $11,387        $18,908
  Secured by office                                           of 9.65%, with installments of
   building in                                                principal and interest payable
   Cleveland, OH                                              monthly through maturity;
                                                              $13,013,000 due at maturity;
                                                              prepayment without penalty subject
                                                              to certain conditions.

Mortgage Loan:                     9%             1-31-98     Interest calculated at stated rate        6,000          6,199(A)
  Secured by mall in                                          of 9%, installments of 8% interest
   Fairmount, WV and                                          payable monthly through maturity;
   partnership units                                          no prepayment without consent of
   of Crown American                                          registrant.
   Properties, L.P.

Second Mortgage Loan:             8.75%           12-1-02     Interest calculated at stated rate        2,600          2,600
  Secured by apartment                                        of 8.75% with installments of
   complex in Dayton, OH                                      principal and interest payable
                                                              monthly through maturity;
                                                              prepayment without penalty subject
                                                              to certain conditions.

Note Receivable:                   10%            3-1-08      Interest calculated at stated rate        1,800          1,779
  Secured by management                                       of 10% with installments of
   contract on apartment                                      principal and interest payable
   complex in Atlanta, GA                                     monthly through maturity;
                                                              prepayment without penalty subject
                                                              to certain conditions.

Note Receivable:                   6%            10-19-23     Monthly interest on principal at          1,200          1,200
  Secured by Temple                                           LIBOR plus .375%, principal due at
   Mall Company                                               maturity, no prepayment penalty.
                                                                                                      -------        -------
                                                              Totals, December 31, 1997               $22,987        $30,686(B)
                                                                                                      =======        =======

(A) The mortgage loan secured by the mall in Fairmount, WV was repaid on January 30, 1998.

(B) Aggregate cost for federal tax purposes is the carrying amount of the mortgages.

                                                                     Schedule IV
                                                                     -----------
                                                                     - Continued

         The following is a reconciliation of the carrying amounts of the mortgage loans outstanding for the years ended December 31, 1997, 1996 and 1995:

                                                                                    (In thousands)
                                                                               Years Ended December 31,
                                                                  --------------------------------------------------
                                                                    1997                1996                  1995
                                                                  -------              -------               -------
Balance, beginning of period                                      $42,266              $42,042               $35,761

Additions during the period:
----------------------------

 Mortgage loan on mall in
  Fairmount, WV secured by the mall
  and partnership units of Crown
  American Properties, L.P.                                                                                    6,000

 Second mortgage loan on apartment
  complex in Dayton, OH                                             2,600

 Note receivable on apartment complex
  in Atlanta, GA                                                    1,800

 Note receivable on Temple Mall
  Company                                                           1,200

 Deferred interest on:

    Wraparound mortgage
    on garden apartments in
    Atlanta, GA                                                        48                  332                   384

    Mortgage on mall in
    Fairmount, WV                                                      74                   68                    57


Deductions during the period:

 Payoff of wraparound mortgage
  loan on garden apartments in
  Atlanta, GA                                                     (17,086)

 Collection of principal                                             (216)                (176)                 (160)
                                                                  -------              -------               -------


Balance, end of period                                            $30,686              $42,266               $42,042
                                                                  =======              =======               =======

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT                                                                               INCORPORATED HEREIN BY
NUMBER                                  DESCRIPTION                                        REFERENCE TO                       PAGE
------                                  -----------                                        ------------                       ----
(3)(a)          Declaration of Trust of Registrant dated August 1, 1961,       Registration Statement on Form S-3 No.
                as amended through July 25, 1986                               33-4493                                         ____

(3)(b)          By-laws of Registrant, as amended                              Registration Statement on Form S-3 No.
                                                                               33-4493                                         ____

(3)(c)          By-laws of Registrant, as amended                              September 30, 1997
                                                                               Form 10-Q                                       ____

(3)(d)          By-laws of Registrant as amended                               March 31, 1997
                                                                               Form 10-Q                                       ____

(4)(a)          Form of certificate for Shares of Beneficial Interest          Registration Statement on Form S-3 No.
                                                                               33-2818                                         ____

(4)(b)          Form of Indenture governing Debt Securities, dated             Registration Statement on Form S-3 No.
                February 1, 1983 between Registrant and Ameritrust             2-81605
                Company                                                                                                        ____


(4)(c)          Form of Debt Security                                          Registration Statement on Form S-3 No.
                                                                               33-4493                                         ____

(4)(d)          Form of Indenture governing  Debt Securities, dated            Registration Statement on Form S-3 No.
                October 1, 1993 between Registrant and Society National        33-68002
                Bank                                                                                                           ____


(4)(e)          Form of Note                                                   Registration Statement on Form S-3 No.
                                                                               33-68002                                        ____

(4)(f)          Form of Indenture governing Debt Securities                    Registration Statement  on Form S-3 No.
                                                                               333-00953                                       ____


(4)(g)          Rights Agreement between Registrant and National City          Form 8-A dated March 30, 1990 No. 0-18411
                Bank dated March 7, 1990                                                                                       ____

(10)(a)         Share Purchase Agreement dated as of December 31, 1983         Registration Statement No. 2-88719
                between registrant and First Union Management, Inc.                                                            ____


(10)(b)         First Amendment to Share Purchase Agreement dated as of        Registration Statement No. 33-2818
                December 10, 1985 between registrant and First Union
                Management, Inc.                                                                                               ____


(10)(c)         Second Amendment to Share Purchase Agreement dated as of       Registration Statement No. 33-11524
                December 9, 1986 between registrant and First Union
                Management, Inc.                                                                                               ____

EXHIBIT                                                                               INCORPORATED HEREIN BY
NUMBER                                  DESCRIPTION                                        REFERENCE TO                       PAGE
------                                  -----------                                        ------------                       ----
(10)(d)         Third Amendment to Share Purchase Agreement dated as of        Registration Statement No. 33-19812
                December 2, 1987 between registrant and First Union
                Management, Inc.                                                                                              ____


(10)(e)         Fourth Amendment to Share Purchase Agreement dated as of       Registration Statement No. 33-26758
                December 7, 1988 between registrant and First Union
                Management, Inc.                                                                                              ____


(10)(f)         Fifth Amendment to Share Purchase Agreement dated as of        Registration Statement No. 33-33279
                November 29, 1989 between registrant and First Union
                Management, Inc.                                                                                              ____


(10)(g)         Sixth Amendment to Share Purchase Agreement dated as of        Registration Statement No. 33-38754
                November 28, 1990 between registrant and First Union
                Management, Inc.                                                                                              ____


(10)(h)         Seventh Amendment to Share Purchase Agreement dated as         Registration Statement No. 33-45355
                of November 27, 1991 between registrant and First Union
                Management, Inc.                                                                                              ____


(10)(i)         Eighth Amendment to Share Purchase Agreement dated as of       Registration Statement No. 33-57756
                November 30, 1992 between registrant and First Union
                Management, Inc.                                                                                              ____


(10)(j)         Employment and Consulting Agreement with Donald S.             1991 Form 10-K
                Schofield dated September 1, 1991                                                                             ____

(10)(k)         Employment Agreement with James C. Mastandrea dated July       June 30, 1994 Form 10-Q
                13, 1994                                                                                                      ____

(10)(l)         Employment Agreement with Gregory D. Bruhn dated July          June 30, 1994 Form 10-Q
                13, 1994                                                                                                      ____

(10)(m)         Credit Agreement with National City Bank dated December        1994 Form 10-K
                5, 1994                                                                                                       ____

(10)(n)         Credit Agreement with Society National Bank dated March        1995 Form 10-K
                4, 1996                                                                                                       ____

(10)(o)         1981 Employee Share Option Plan                                1992 Proxy Statement                           ____

(10)(p)         1994 Long Term Incentive Performance Plan                      1994 Proxy Statement                           ____

EXHIBIT                                                                               INCORPORATED HEREIN BY
NUMBER                                  DESCRIPTION                                        REFERENCE TO                       PAGE
------                                  -----------                                        ------------                       ----
(10)(q)         Bank Credit Agreement dated September 30, 1996                 September 30, 1996 Form 10-Q                   ____

(10)(r)         Credit agreement  between Imperial Parking Limited and BT      March 31, 1997
                Bank of Canada                                                 Form 10-Q                                      ____

(10)(s)         Put  agreement  entered  into  between BT Bank of Canada,      March 31, 1997
                Hong Kong Bank of Canada  and  First  Union  Real  Estate      Form 10-Q
                Equity and Mortgage Investment                                                                                ____

(10)(t)         Share   Purchase    Agreement   and   amendments   Impark      March 31, 1997
                Investments  Inc. and First Union Real Estate  Equity and      Form 10-Q
                Mortgage Investments                                                                                          ____

(10)(u)         Put  agreement  entered into between  Impark  Investments      March 31, 1997
                Inc.,  the Onex  Associates  and First  Union Real Estate      Form 10-Q
                Equity and Mortgage Investments                                                                               ____

(10)(v)         Senior  subordinated  note  by  3357392  Canada  Inc.  to      March 31, 1997
                3006302 Nova Scotia Company                                    Form 10-Q                                      ____

(10)(w)         Senior  subordinated  note by 504463 N.B. Inc. to 3006302      March 31, 1997
                Nova Scotia Company                                            Form 10-Q                                      ____

(10)(x)         Shareholders  Agreement  dated  April  17,  1997  between      March 31, 1997
                3357392  Canada,  Inc. and 3355489  Canada,  Inc. and the      Form 10-Q
                individuals and trusts listed on Schedule A.                                                                  ____

(10)(y)         Shareholders  Agreement  dated  April  17,  1997  between      March 31, 1997
                504308 N.B.,  Inc. First Union  Management,  Inc. and the      Form 10-Q
                individuals listed on Schedule A.                                                                             ____

(10)(z)         Assignment  dated March 27, 1997 between First Union Real      March 31, 1997
                Estate  Equity and Mortgage  Investments  and First Union      Form 10-Q
                Management, Inc.                                                                                              ____

(10)(aa)        Assignment  dated  April 16,  1997  between  First  Union      March 31, 1997
                Management, Inc. and 335489 Canada, Inc.                       Form 10-Q                                      ____

EXHIBIT                                                                               INCORPORATED HEREIN BY
NUMBER                                  DESCRIPTION                                        REFERENCE TO                       PAGE
------                                  -----------                                        ------------                       ----
(10)(ab)        Assignment  dated April 16, 1997 between  335489  Canada,      March 31, 1997
                Inc. and 3357392 Canada, Inc.                                  Form 10-Q                                        X
                                                                                                                              ----

(10)(ac)        Amendment to  assignment  made May 8, 1997 between  First      March 31, 1997
                Union Real Estate  Equity and  Mortgage  Investments  and      Form 10-Q
                Imperial Parking Limited.                                                                                       X
                                                                                                                              ----

(10)(ad)        Bank credit agreement dated December 5, 1997                                                                    X
                                                                                                                              ----
(10)(ae)        First amendment to employment agreement of James C. Mastandrea                                                  X
                                                                                                                              ----

(11)            Statements Re: Computation of Per Share Earnings                                                                X
                                                                                                                              ----

(12)            Statements of Ratios of Combined Income from Operations
                and Combined Net Income to Fixed Charges                                                                        X
                                                                                                                              ----

(13)            1997 Annual Report                                                                                              X
                                                                                                                              ----

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