Form 10-K405/A
period 1997-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1998-04-03
CIK 37008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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

          1998 Proxy Statement.

     This Form 10-K/A is transmitted by the registrant solely for the purpose of filing an additional exhibit (Exhibit 10(af)) to the registrant's Form 10-K.

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

(10)(ad)        Bank credit agreement dated December 5, 1997                                     March 30, 1998
                                                                                                 Form 10-K

(10)(ae)        First amendment to employment agreement of James C. Mastandrea                   March 30, 1998
                                                                                                 Form 10-K
(10)(af)        Form of Change in Control Agreement

(11)            Statements Re: Computation of Per Share Earnings                                 March 30, 1998
                                                                                                 Form 10-K

(12)            Statements of Ratios of Combined Income from Operations and                      March 30, 1998
                Combined Net Income to Fixed Charges                                             Form 10-K

(13)            1997 Annual Report                                                               March 30, 1998
                                                                                                 Form 10-K

(23)            Consent of Independent Public Accountants                                        March 30, 1998
                                                                                                 Form 10-K

(24)            Powers of Attorney                                                               March 30, 1998
                                                                                                 Form 10-K

(27)            Financial Data Schedule                                                          March 30, 1998
                                                                                                 Form 10-K


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

                  SIGNATURE                                             TITLE                                        DATE
                  ---------                                             -----                                        ----
Principal Executive Officer                                   Chairman, President,                            April 3, 1998
                                                              and Chief Executive
                                                              Officer
/s/ James C. Mastandrea
-----------------------
James C. Mastandrea

Principal Financial Officer                                   Executive Vice President-                       April 3, 1998
                                                              Chief Financial Officer
/s/ Steven M. Edelman
---------------------
Steven M. Edelman

Principal Accounting                                          Controller                                      April 3, 1998
Officer

/s/ Gregory C. Scott
--------------------
Gregory C. Scott

Trustees:                                                                                   )                 Date
*Daniel G. DeVos                                                                            )
                                                                                            )
*James M. Delaney                                                                           )
                                                                                            )
*Allen H. Ford                                                                              )                 April 3, 1998
                                                                                            )
*Russell R. Gifford                                                                         )
                                                                                            )
*James C. Mastandrea                                                                        )
                                                                                            )
                                                                                            )
                  SIGNATURE                                                                 )
                  ---------                                                                 )
                                                                                            )
*By: /s/ Paul F. Levin                                                                      )
                                                                                            )
Paul F. Levin, Attorney-in-fact                                                             )

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

(10)(aa)        Assignment  dated  April 16,  1997  between  First  Union      March 31, 1997
                Management, Inc. and 335489 Canada, Inc.                       Form 10-Q                                      ____

EXHIBIT                                                                               INCORPORATED HEREIN BY
NUMBER                                  DESCRIPTION                                        REFERENCE TO                       PAGE
------                                  -----------                                        ------------                       ----
(10)(ab)        Assignment  dated April 16, 1997 between  335489  Canada,       March 31, 1997
                Inc. and 3357392 Canada, Inc.                                   Form 10-Q                                       X
                                                                                                                              ----

(10)(ac)        Amendment to  assignment  made May 8, 1997 between  First       March 31, 1997
                Union Real Estate  Equity and  Mortgage  Investments  and       Form 10-Q
                Imperial Parking Limited.                                                                                       X
                                                                                                                              ----

(10)(ad)        Bank credit agreement dated December 5, 1997                    March 30, 1998                                  X
                                                                                Form 10-K                                     ----

(10)(ae)        First amendment to employment agreement of James C. Mastandrea  March 30, 1998                                  X
                                                                                Form 10-K                                     ----

(10)(af)        Form of Change in Control Agreement                                                                             X
                                                                                                                              ----

(11)            Statements Re: Computation of Per Share Earnings                March 30, 1998                                  X
                                                                                Form 10-K                                     ----

(12)            Statements of Ratios of Combined Income from Operations         March 30, 1998
                and Combined Net Income to Fixed Charges                        Form 10-K                                       X
                                                                                                                              ----

(13)            1997 Annual Report                                              March 30, 1998                                  X
                                                                                Form 10-K                                     ----

(23)            Consent of Independent Public Accountants                       March 30, 1998                                  X
                                                                                Form 10-K                                     ----

(24)            Powers of Attorney                                              March 30, 1998                                  X
                                                                                Form 10-K                                     ----

(27)            Financial Data Schedule                                         March 30, 1998                                  X
                                                                                Form 10-K                                     ----