Form 10-Q
period 1998-03-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1998-05-14
CIK 37008

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998                Commission File Number 1-6249
                  --------------                                       ------

             First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                              34-6513657
-------------------------------                               ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

    Suite 1900, 55 Public Square
         Cleveland, Ohio                                          44113-1937
------------------------------------------                  -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (216) 781-4030
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

  31,617,749 Shares of Beneficial Interest outstanding as of March 31, 1998
-------------------------------------------------------------------------------


================================================================================


            Total number of pages contained in this report:    9
                                                            ------

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

         The unaudited "Combined Balance Sheets" as of March 31, 1998 and December 31, 1997 and "Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended March 31, 1998 and 1997, of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

Financial Condition
-------------------

         In January 1998, the registrant acquired two parking garages for $44.8 million in cash, the assumption of $.7 million in mortgage debt and the issuance of a $.9 million mortgage note payable. The parking garages are located in Chicago, IL and Columbus, OH. Additionally, in February 1998, the registrant acquired a parking garage in Richmond, VA for $9.1 million in cash and a development site in Cleveland, OH for $3.3 million in cash. The development site is leased on a short-term basis to the former owner until construction of a parking garage commences. In March 1998, the registrant acquired a surface parking lot adjacent to the Ballpark at Arlington in Arlington, TX for $3 million in cash. The cash required for these acquisitions was funded with proceeds from the registrant's bank credit facilities.

         The registrant in January 1998 received $6.2 million in cash as full repayment of a mortgage investment secured by a property in Middletown, WV. The proceeds were used to repay bank loans under the registrant's bank credit facilities.

         In February 1998, 951,000 preferred shares of beneficial interest were converted into approximately 3,144,000 shares of beneficial interest.

         On March 26, 1998, legislation was introduced in both the United States House of Representatives and Senate which would revoke the "grandfathered paired-share structure status" for real property interests acquired or not under binding contract as of March 26, 1998. The effect of this legislation, if enacted, would be to treat acquired real property interests together with the paired operating entity for purposes of applying real estate investment trust
(REIT) provisions, under the Internal Revenue Code. The proposed legislation will not become effective unless it is passed by Congress and is signed by the President. The registrant, at this time, cannot determine all of the ramifications of this legislation and continues to complete acquisitions as previously announced.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operations was $12 million as compared to $7.1 million when comparing the first quarter of 1998 to the same period of 1997. This increase is primarily attributed to cash provided from a decrease in accounts receivable and an increase in accounts payable offset by a decrease in net income. Dividends paid in the first quarter of 1998 of $3.1 million represented 26% of net cash from operations.

         As noted previously, the registrant acquired three former parking facilities and a development site for $60.2 million. The properties were acquired by borrowing under the bank credit facilities, assumption of a $.7 million mortgage and the issuance of a $.9 million second mortgage.

         The registrant, as aforementioned, received $6.2 million in full repayment of a mortgage investment secured by a mall in Middletown, WV. The proceeds were used to repay borrowings under the registrant's bank credit facilities.

         The registrant invested $7.3 million in its existing portfolio primarily to construct the first phase of a shopping center in Abilene, TX and continue to tenant the former retail center in Denver, CO, which is being converted into an office technology center.

         The registrant has contracted to purchase two parking garages requiring $15.9 million in cash in the second quarter of 1998, $15 million of tenant alterations and capital improvements, and $3 million of mortgage principal payments over the remaining three quarters of 1998. The registrant intends to fund these items with borrowings from its credit facilities, mortgage financing, repayment of a mortgage investment and funds generated from operations.

         The registrant's liquidity may be severely impaired based on the Gotham Partners (Gotham) proposals to be considered at the 1998 Special Meeting to be held on May 19, 1998. The proposals are as follows:

         - A slate of three nominees for the existing Board of Trustee seats up for re-election in 1998.

         - Expand the current Board of Trustees of the registrant to 15 from the current nine seats.

         - If the proposal to expand the Board of Trustees by six seats is approved, Gotham has nominated a slate of six candidates to fill those seats.

         Because of the aforementioned proposals, the registrant has slowed its acquisition efforts to acquire additional parking garages during the first quarter of 1998 due to its inability to raise funding through the public markets due to the uncertainty created by the proposals. The registrant has been restricted to closing deals announced previously but has had to defer making new property purchase commitments which were central to the registrant's strategic plan.

         The adoption of the Gotham proposals, noted previously, will trigger change of control provisions, as defined in the registrant's Senior Note Indenture, bank credit facilities, 1994 Stock Option plan, and employment agreements with key personnel of the registrant and its affiliated management company. Additionally, collateralization of Imperial Parking Limited's (Impark) bank credit facility and a put right on non-voting common stock of Impark held by its former owner may be triggered by a change of control. (The registrant's affiliated management company owns voting control of Impark). The ramifications of a change in control on the registrant are summarized as follows.

                                AMOUNT OUTSTANDING AS OF
ITEM                            MARCH 31, 1998                  IF CHANCE OF CONTROL IS TRIGGERED
----                            ------------------------        ---------------------------------

Senior Notes                    $100,000,000                    Senior  Noteholders  may put Notes to the  registrant at
                                                                1.01 of face amount.

First Union Real Estate          105,300,000                    Lender  may   terminate   the   agreement   and  require
 Equity and Mortgage                                            immediate repayment of amounts outstanding.
  Investments credit
   facility

Impark credit facility            25,154,312                    Lender may require  registrant to collateralize  amounts
                                                                outstanding  with United  States or Canadian  government
                                                                obligations,   as  well   as   available   balances   of
                                                                $9,905,679 under the credit facility.

Non-voting shares of Impark       11,251,000                    Former owner of Impark may call collateral  deposited in
                                                                a trust account by registrant.

         Consequently, upon a change of control, the registrant potentially would be required to fund $205,300,000 of indebtedness immediately and collateralize $35,059,000 of Impark's credit facilities if the parties to the above obligations exercised their rights under the change of control provisions. If the registrant cannot collateralize the Impark credit facilities, certain REIT provisions under the Internal Revenue Code would potentially be violated.

         Additionally, if change of control provisions are triggered in the registrant's 1994 stock option plan, all restricted shares granted under the plan become unrestricted resulting in an estimated charge to earnings of $9.3 million based on restricted shares outstanding as of April 30, 1998. Under the 1994 stock option plan, all unvested stock options as of the date of the change of control will become vested.

         The registrant has entered into contracts with key personnel excluding the Chairman, President, and Chief Executive Officer (Chairman) of the registrant and its affiliated management company which become effective upon a change of control and the key personnel are terminated within two years of the change of control. The contracts provide for salary payments ranging between six months and two years, outplacement services, payment for the difference between market value and option price on all stock options outstanding and gross up of any excise tax triggered by the aforementioned payments. The registrant estimates that $10.3 million will be required to fund these contracts upon a change of control and subsequent termination if all such key personnel were terminated.

         The Gotham proposals, if enacted, would lead to the termination of the registrant's Chairman, as discussed in Gotham's proxy material. Upon termination, three years of salary and bonus, pension, life insurance premiums and other benefits of approximately $2.3 million will become due. Additionally, restricted shares granted and unvested stock options become unrestricted shares and vested options, respectively, upon a change of control and termination of the Chairman. As of April 30, 1998, 565,890 shares of restricted stock and 711,441 stock options (at prices ranging from $6.375 - $14.25) are held by the Chairman. The registrant, under an amended employment agreement with the Chairman, has agreed to gross-up any excise tax due because of payment under this agreement. This payment is estimated to be approximately $5 million.

Results of Operations
---------------------

         Net loss applicable to shares of beneficial interest for the first quarter of 1998 was $3.3 million as compared to net income of $1 million for the first quarter of 1997. Included in the net loss for 1998 was $.9 million of litigation and proxy expenses and $.9 million operating loss from Impark's equipment subsidiary due to lower than expected sales. Net income for 1997 included a noncash recognition of $700,000 of income from the repayment of a wraparound mortgage investment, as the proceeds received exceeded the registrant's basis in the wraparound mortgage investment. In February 1998, 951,000 preferred shares of beneficial interest were converted into common shares of beneficial interest resulting in a decreased accrued preferred dividend as compared to the first quarter of 1997.

         Mortgage loan interest income declined by $.3 million when comparing the first quarter of 1998 to the same period of 1997. The decline is caused by the repayment of a wraparound mortgage secured by an apartment complex in Atlanta, GA in February 1997 and the repayment of a mortgage investment secured by a shopping mall in Middletown, WV in January 1998.

         In September 1996, the registrant invested in a joint venture that owned eight shopping malls and 50% of another mall. The registrant in September 1997 purchased the interests of its joint venture partners. Consequently, for the first quarter of 1998, the registrant's investment income and management fees for the registrant's affiliated management declined when compared to 1997.

         The registrant had $13.3 million in investments in the first quarter of 1998 versus none in the first quarter of 1997 resulting in $.2 million in investment income. The registrant's investments consisted of $11.2 million in a U.S. Treasury bill and $2.1 million in REIT stock. The U.S. Treasury bill secures the registrant's obligation under an agreement with the former owners of Impark to collateralize the $10.5 million in non-voting stock which it received when the registrant's affiliated management company purchased voting control of Impark in April 1997.

         Property net operating income for the first quarter of 1998 was $18.8 million as compared to $9.8 million in the first quarter of 1997. The acquisition of Impark and the former joint venture properties produced $.5 million and $8.1 million of property net operating income, respectively when comparing the first quarter of 1998 to 1997. Impark's results were net of a $.9 million operating loss from its equipment manufacturing subsidiaries resulting from lower than expected sales. Properties in the portfolio for both 1998 and 1997 produced increased property net operating income of $.2 million primarily due to the increased occupancy at the registrant's office portfolio, a favorable real estate tax settlement at an office building and increased revenues and decreased property tax expense in its parking portfolio. Partially offsetting these increases were increased marketing expenses in the registrant's retail portfolio. The registrant's acquisition of three parking garages and a development site in the first quarter of 1998 and the Canadian parking facilities acquired in May 1997 resulted in $.8 million of additional property net operating income which was partially offset by its loss of $.6 million of property net operating income from the sale of an office building and apartment complex during the last four months of 1997.

         Mortgage interest expense increased when comparing the first quarter of 1998 to that of 1997 due to the $203 million in mortgage debt assumed in September 1997 in conjunction with the purchase of the remaining interest in the registrant's joint venture.

         Bank loan interest expense increased when comparing the first quarter of 1998 to that of 1997 due to an average of $80 million outstanding in 1998 as compared to $6 million in 1997 exclusive of bank debt assumed in the acquisition of Impark in April 1997. The bank loans increased when comparing 1998 to 1997 primarily due to borrowings to fund the parking garage acquisitions and development site, partially fund the purchase of the registrant's partners' interest in a joint venture and to fund tenant and capital improvements during 1997 and 1998. Offsetting the increase in the bank credit facilities was the proceeds from property sales during the last nine months of 1997 and the repayment of a mortgage investment in the first quarter of 1998. Additionally, the assumption of approximately $25 million in bank debt in conjunction with the acquisition of Impark and the accrual of a liability associated with a put-right which is attached to the Impark common shares, issued to its former owners as acquisition consideration, added $.8 million in interest expense when comparing the first quarter of 1998 to 1997.

         Depreciation and amortization expense for 1998 increased over 1997 primarily due to the amortization of goodwill and management contracts associated with the acquisition of Impark in April 1997 and the depreciation of the eight shopping malls acquired in September 1997 when the registrant acquired the interest of its joint venture partners' interest in the malls.

         General and administrative expense increased when comparing the first quarter of 1998 to 1997. This increase is primarily attributed to the general and administrative costs of Impark which was acquired in April 1997.

         The registrant has accrued $.9 million of expense related to litigation and proxy solicitation in relation to the Gotham proposal in the first quarter of 1998 (see Item 1 - legal proceedings).

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.
-------  ------------------

REGISTRANT VS. GOTHAM PARTNERSHIPS

         In August and October 1997, the registrant requested information pursuant to its Declaration of Trust and By-Laws in order to ascertain the ownership of shares held by two of its beneficiaries, Gotham Partners, L.P. ("Gotham I") and Gotham Partners II, L.P. (collectively, the "Gotham Partnerships"). The requests were made in furtherance of the Trustees' obligation to preserve the registrant tax status as a real estate investment trust. The Gotham Partnerships refused to comply with such requests. On January 16, 1998, the registrant commenced a civil action (Case No. 347063) in the Court of Common Pleas, Cuyahoga County, Ohio (the "State Court Action"), against the Gotham Partnerships to, among other things, enforce the Declaration of Trust and to declare a proposal, set forth in a letter dated January 8, 1998 from Gotham I to the registrant, to increase the number of Trustees constituting the full Board of Trustees by six, and to elect six additional Trustees at the annual meeting (the "Proposal"), unlawful, null and void. The registrant also sought, among other things, to enjoin the Gotham Partnerships from soliciting proxies for the Proposal or the Gotham Partnerships' nominees for the Board of Trustees. Initially, the Gotham Partnerships unsuccessfully sought to remove the State Court Action to federal district court. On January 20, 1998, the Gotham Partnerships filed counterclaims, alleging, among other things, that the registrant had violated its purported fiduciary obligations to the Gotham Partnerships and violated the proxy rules under federal securities laws. The Gotham Partnerships also sought, among other things, a declaration that Gotham I was entitled to submit the Proposal and nominations for a vote at the annual meeting and to enjoin the registrant from soliciting the registrant's beneficiaries until the registrant complied with the federal proxy rules. The registrant has moved to dismiss the counterclaims for failure to state legally cognizable claims.

         On March 27, 1998, the State court denied the registrant's motion to enforce the Declaration of Trust and By-Laws which deem the Gotham Partnerships' interest in the registrant to be "Excess Shares," the equivalent of treasury shares, by virtue of their failure to comply with the registrant's requests for ownership information, and to enjoin them from soliciting proxies for the annual meeting. The State court also ruled that Gotham I was entitled to submit the Proposal at the annual meeting. The registrant has appealed the State court's ruling.

 On January 30, 1998, the Gotham Partnerships filed a separate civil action in the District Court (Case No. 1:98CV 0272) (the "Federal Action"). Therein, the Gotham Partnerships sought to enjoin the registrant from taking actions allegedly in violation of federal securities laws and to permit Gotham I to solicit proxies with respect to its Proposal and purported nominations. The Gotham Partnerships also moved for a preliminary injunction to enforce Rule 14a-7 of the federal proxy rules. The registrant filed an answer and counterclaims on February 10, 1998 to the Gotham Partnerships' Federal Action, denying any wrongdoing, and alleging, among other things, that the Gotham Partnerships violated federal securities laws, tortuously interfered with the registrant's business, and caused the Trust and its beneficiaries to suffer damage. The registrant's counterclaims, as amended, seek compensatory and punitive damages, injunctive relief and a trial by jury. On February 17, 1998, the registrant filed a motion to dismiss Gotham's claims in the Federal Action on the basis that, inter alia, they fail to state legally cognizable claims against the registrant for breach of the federal securities laws or breach of fiduciary duty. On March 6, 1998, the registrant filed a motion for preliminary injunction in the Federal Action seeking to enjoin the Gotham Partnerships from soliciting proxies for the Annual Meeting on the basis that they have failed to disclose their group in violation of federal securities laws.

Item 2.  Changes in Securities.
-------  ----------------------

              None.

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------

              None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

              None.

Item 5.  Other Information.
-------  ------------------

              None.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibits:
              ---------

         Exhibit (20)     -         Financial Statements

                                    Combined Balance Sheets as of March 31, 1998
                                    (unaudited) and December 31, 1997 (audited)

                                    Combined Statements of Income for the Three
                                    Months ended March 31, 1998 and 1997
                                    (unaudited)

                                    Combined Statements of Changes in Cash for the Three Months ended March 31, 1998 and 1997 (unaudited)

                                    Notes to Combined Financial Statements

         Exhibit (27)     -         Financial data schedule

         (b)  Reports on Form 8-K:  Quarter ended March 31, 1998.
              --------------------  Quarter ended March 31, 1997, restated for
                                    SFAS 128 (Earnings per share).
                None.

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

                             First Union Real Estate Equity and
                                   Mortgage Investments
                             ----------------------------------
                                       (Registrant)

Date: May 14, 1998           By: /s/ James C. Mastandrea
                                ---------------------------------------------
                                James C. Mastandrea, Chairman
                                President and Chief Executive Officer


Date: May 14, 1998           By: /s/ Steven M. Edelman
                                ---------------------------------------------
                                Steven M. Edelman, Executive Vice
                                President, Chief Financial Officer


Date: May 14, 1998           By: /s/ Gregory C. Scott
                                ---------------------------------------------
                                Gregory C. Scott
                                Controller

                                Index to Exhibits
                                -----------------

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
Exhibit (20)  - Financial Statements
                        Combined Balance Sheets as of March 31, 1998 (unaudited)
                        and December 31, 1997 (audited)................................................         ____

                        Combined Statements of Income for the Three
                        Months ended March 31, 1998 and 1997 (unaudited)................................        ____

                        Combined Statements of Changes in Cash for the
                        Three Months ended March 31, 1998 and 1997 (unaudited)..........................        ____

                        Notes to Combined Financial Statements..........................................        ____

Exhibit (27)  - Financial data schedules................................................................        ____
                        Quarter ended March 31, 1998....................................................        ____
                        Quarter ended March 31, 1997, restated for SFAS 128 (Earnings per share)........        ____
