Form 10-Q
period 1998-06-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1998-08-14
CIK 37008

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------


For Quarter Ended June 30, 1998                 Commission File Number 1-6249
                  -------------                                        ------

             First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                                 34-6513657
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

  Suite 1900, 55 Public Square
        Cleveland, Ohio                                           44113-1937
---------------------------------------------------           ------------------
(Address  of  principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:              (216) 781-4030
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

  31,431,326 Shares of Beneficial Interest outstanding as of June 30, 1998
  ------------------------------------------------------------------------

================================================================================



               Total number of pages contained in this report: 13
                                                               --

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

         The "Combined Balance Sheets" as of June 30, 1998 (unaudited) and December 31, 1997 (audited) and "Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended June 30, 1998 and 1997, of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

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

         The registrant in January 1998 received $6.2 million in cash as full repayment of a mortgage investment secured by a property in Middletown, WV. In May 1998, the registrant received $18.8 million in cash as full repayment of a mortgage investment secured by an office building in Cleveland, OH. The proceeds were used to repay bank loans under the registrant's bank credit facilities.

         In February 1998, 951,000 preferred shares of beneficial interest were converted into approximately 3,144,000 shares of beneficial interest.

         The registrant in May 1998, sold its investment in the land beneath an office building in Cleveland, Ohio for $6 million resulting in a capital gain of $1.7 million. The proceeds were used to reduce short-term borrowings.

         In May 1998, the registrant obtained a $30 million non-recourse mortgage secured by its parking garage in Chicago, IL. The mortgage is for three years at an interest rate of LIBOR plus 175 basis points and is interest only.

         On June 1, 1998, the registrant's affiliated management company, purchased the remaining non-voting common shares of Impark for $11.2 million from Impark's former owner. The non-voting common stock was recorded as an other liability in the Combined Financial Statements. The registrant, for a fee from the former owner of Impark, had provided a financial guarantee that the shares would be redeemed. Upon completion of the redemption, the registrant sold $11.4 million of U.S. Treasury bills which had collateralized the financial guarantee.

         In June 1998, Impark terminated its systems project to integrate all reporting functions and bring all systems to year 2000 compliance. Impark is currently reviewing other software solutions which will provide year 2000 compliance. The cost of this project is estimated to be immaterial to the registrant and will be expensed as incurred. The registrant's systems are year 2000 compliant.

         The registrant in June 1998 obtained waivers on its bank covenants in exchange for a fee of $625,000. The waivers were required due to the election of nine new board members to fill three existing board seats and the six, newly created board seats which were added in the May 19, 1998 special shareholders meeting. The aforementioned action created a change of control as defined in the bank loan covenants and created a covenant violation which allowed the bank loans to be called by their lenders. The bank covenant waiver also allowed the registrant to exclude certain one-time expenses resulting from the change of control and proxy and litigation expenses from causing additional defaults under the bank covenants. The waiver covers the second quarter of 1998. Additionally, Impark received a waiver under its bank loans for $100,000 U.S. which resulted from the registrant's change of control and from losses resulting from its manufacturing subsidiary in the first quarter of 1998.

         In July 1998, legislation was signed into law that revoked the "grandfathered paired-share structure status" for real property interests acquired or not under binding contract as of March 26, 1998. The effect of this legislation is to treat acquired real property interests together with the paired operating entity for purposes of applying real estate investment trust
(REIT) provisions under the Internal Revenue Code. The registrant is exploring the impact that this legislation will have on its future operations, but does not believe that this legislation will have a material adverse impact on the current operations of the registrant.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operations was $5.6 million as compared to cash provided of $13.1 million when comparing the first six months of 1998 to the same period of 1997. The decrease in cash provided from operations is primarily the result of a net loss of $12.3 million offset by an increase in accrued liabilities in the first six months of 1998. The net loss was primarily caused by several one-time charges triggered by the registrant's change of control as detailed in the following section "Results of Operations". Dividends to shares of beneficial interest paid in 1998 of $6.6 million represented 118% of net cash for operations.

         The registrant received $25 million in full repayment of two mortgage investments secured by a mall in Middletown, WV and an office building in Cleveland, OH during the first six months of 1998. The proceeds were used to repay borrowings under the registrant's bank credit facilities. Additionally, the registrant in May 1998 sold land in Cleveland, OH for $6 million which was also used to repay bank credit facilities.

         As noted previously, the registrant acquired four parking facilities and a development site for $60.2 million. The properties were acquired by borrowing under the bank credit facilities, assumption of a $.7 million mortgage and the issuance of a $.9 million second mortgage.

         The registrant invested $14.2 million in its existing portfolio primarily to construct the first phase of a shopping center in Abilene, TX and continue to tenant the former retail center in Denver, CO, which has been converted into an office technology center.

         As noted previously, the registrant's affiliated management company purchased the remaining non-voting common stock of Impark that it did not own in June 1998 for $11.2 million.

         During the second quarter of 1998, the registrant sold $2.1 million of stock of another REIT and $11.4 in U.S. Treasury bills. The U.S. Treasury bills were collateral for a financial guarantee that the registrant had made in conjunction with the registrant's affiliated management company's acquisition of Impark.

         In May 1998, the registrant obtained a $30 million mortgage loan on its Chicago, IL parking garage. The proceeds were used to repay bank lines of credit.

         In June 1998, the registrant suspended its quarterly dividend to shareholders of beneficial interest and adopted a policy of making only the minimum required distributions to maintain its tax status as a REIT. Additionally, the registrant has adopted a policy of making dividend distributions on an annual basis. Based on current estimates of 1998 taxable income, the registrant does not anticipate additional dividends for shareholders of beneficial interest for 1998. The registrant intends to pay the Series A Cumulative Convertible Preferred Share dividend.


         The registrant has approximately $50 million available under its bank line of credit as of June 30, 1998. The registrant has approximately $10 million in planned capital expenditures and, approximately $2 million of mortgage principal payments and $2 million to fund in property acquisitions over the last six months of 1998.

         In July 1998, the registrant announced a tender offer to purchase for cash all of its outstanding $100 million, 8 7/8% Senior Notes due 2003 at $970 plus accrued interest per $1000 note. Concurrent with the tender offer, the registrant conducted a consent solicitation in order to effect certain changes to the indenture of the Senior Notes and to terminate the listing of the 8 7/8% Senior Notes on the New York Stock Exchange in exchange for $3 per $1000 note. As of the end of the solicitation period, holders of 88% of the Senior Notes had tendered and consented to the indenture modification. On August 11, 1998, registrant repurchased approximately $88 million of its senior notes with the proceeds of a $90 million six-month loan that has two three month extension periods and bears interest at 9 7/8% per annum. The lenders consisted of a syndicate led by Bankers Trust Company, and included in equal participations Bankers Trust Company, BankBoston, N.A., Blackacre Bridge Capital, Elliot Associates, Gotham Partners and Wellsford Capital. The registrant intends to repay this loan from the proceeds of a rights offering which the registrant will conduct as soon as practicable. To fund the loan, the lenders required standby purchase commitments under the planned rights offering for the amount of the loan. Gotham Partners and Elliott Associates have provided such commitments. Any rights offering will be made only by means of a prospectus filed with the Securities and Exchange Commission.

         The registrant in July 1998 began to market its assets as well as Impark. Based on the results of the efforts, all or part of the asset portfolio may be sold in addition to Impark. Proceeds realized would be reinvested into higher yielding real estate businesses and to reduce debt.


Results of Operations
---------------------

         Net loss applicable to shares of beneficial interest for the second quarter of 1998 was $10.6 million as compared to net income of $.7 million for the second quarter of 1997. Net loss applicable to shares of beneficial interest for the six months ended June 30, 1998 was $13.9 million as compared to net income of $1.7 million for the six-month period ended June 30, 1997. The net loss included a $2.3 million reserve on a property acquisition deposit, a $3.4 million payment to the registrant's former Chairman and Chief Executive Officer, a $5.3 million expense due to lifting of restrictions on restricted shares which followed the change of control of the registrant, $2.5 million in other professional fees relating to the change of control, and $3.9 million and $4.8 million in proxy and litigation expenses for the three and six months periods ended June 30, 1998, respectively. Net income applicable to shares of beneficial interest for 1997 included $.7 million of income from the repayment of a wraparound mortgage investment, as the proceeds of $18 million exceeded the registrant's basis in the wraparound mortgage investment and $.5 million resulting from a casualty loss at one of the registrant's shopping centers. In February 1998, 951,000 preferred shares of beneficial interest were converted into common shares of beneficial interest resulting in a decreased accrued preferred divided when comparing 1998 to 1997.

         Net loss for the second quarter and six months of 1998 included $8.6 million of capital gains. The registrant sold its land beneath a building in Cleveland, Ohio resulting in a capital gain of $1.7 million. An additional capital gain of $7.7 million was recognized when a mortgage investment was repaid. This capital gain had been deferred from a property sale in 1982 since the registrant received the mortgage note as purchase consideration. The registrant also realized a capital loss from the sale of a forward exchange contract of $.8 million in the second quarter of 1998.

         Mortgage loan interest income declined by $.3 million and $.6 million when comparing the second quarter and six months of 1998 to the same periods of 1997. The decline in interest income when comparing the second quarter of 1998 to 1997 was caused by the repayment of a wraparound mortgage investment secured by a shopping mall in Middletown, WV in January 1998 and the repayment of a mortgage investment secured by an office building in Cleveland, OH in May 1998. The decline in interest income when comparing the six months of 1998 to that of 1997 was caused by the aforementioned mortgage repayments and the repayment of a wraparound mortgage investment secured by an apartment complex in Atlanta, GA in February 1997.

         The registrant had approximately $11.4 million invested in U.S. Treasury bills and approximately $2.1 million invested in the stock of another REIT for the first 5 months of 1998. The U.S. Treasury bills were purchased in April 1997 to secure the registrant's obligation under an agreement with the former owners of Impark to collateralize the $10.5 million in non-voting stock and accrued interest which it received when the registrant's affiliated management company purchased voting control of Impark in April 1997. The REIT stock was acquired in the third and fourth quarter of 1997 as a long term investment. As noted previously, the non-voting common stock of Impark was purchased in June 1998 allowing the registrant to liquidate the investment. The registrant liquidated its holdings in the REIT stock as a result of its change in investment strategy.

         In September 1996, the registrant invested in a joint venture that owned eight shopping malls and 50% of another mall. The registrant in September 1997 purchased the interests of its joint venture partners. Consequently, the registrant's investment income and management fees for the registrant's affiliated management company declined when comparing 1998 to 1997.

         Property net operating income, which is rental and parking revenues less property operating expenses and real estate taxes was $9.5 million greater when comparing the three months ended June 30, 1998 to the same period of 1997, on a non-comparable property basis. Property net operating income for the comparable portfolio was consistent when comparing the second quarter of 1998 to 1997. The acquisition of the former joint venture properties in September 1997 produced $8.3 million of property net operating income when comparing the second quarter of 1998 to that of 1997. As Impark was acquired on April 17, 1997, 1998 includes a full quarter of results of $2.0 million of property net operating income as compared to $1.5 million for 75 days in 1997. The registrant's acquisition of four parking garages and a development site in the first quarter of 1998 and the Canadian parking facilities acquired in May 1997 resulted in $1.2 million in additional property net operating income which was partially offset by the loss of $.5 million in property net operating income from the sale of an office complex and apartment complex in the last four months of 1997.

         Property net operating income for the six months of 1998 increased $18.5 million when compared to the first six months of 1998 as compared to the same period of 1997 on a non-comparable property basis. Property net operating income for the comparable portfolio was consistent when comparing the first six months to the same period of 1997. The acquisition of four parking facilities, a development site and the Canadian parking facilities produced $1.8 million in property net operating income which was partially offset by the loss of $.9 million in property operating income from the sale of an office complex and an apartment complex in the last four months of 1997.

         Mortgage interest expense increased when comparing the second quarter and six months of 1998 to that of 1997 due to the $203 million in mortgage debt assumed in September 1997 in conjunction with the purchase of the remaining interest in the registrant's joint venture and the $30 million mortgage obtained in May 1998.

         Bank loan interest expense increased when comparing the second quarter and six months of 1998 to the same period of the prior year, exclusive of the bank debt assumed in the April 1997 acquisition of Impark due to increased borrowing. The average balance outstanding for the second quarter and six months of 1998 was $105 million and $93 million, respectively. The average balance outstanding for the second quarter and six months of 1997 was $15 million and $11 million, respectively. The bank loans increased when comparing 1998 to 1997 primarily due to borrowings to fund the parking garage acquisitions and development site, partially fund the purchase of the registrant's partners' interest in a joint venture and to fund tenant and capital improvements during

1997 and 1998. Additionally, the bank covenant waiver fees were recorded as bank loan interest expense in June 1998. Offsetting the increase in the bank credit facilities was the proceeds from property sales during the last four months of 1997 and in May 1998, the repayment of mortgage investments in the first and second quarter of 1998 and the $30 million mortgage obtained in May 1998. Additionally, the assumption of approximately $25 million in bank debt in conjunction with the acquisition of Impark and the accrual of a liability associated with a put-right which was attached to the Impark common shares issued to its former owners as acquisition consideration, added $1.1 million in interest expense when comparing the first six months of 1998 to the same period of 1997.

         Depreciation and amortization expense for 1998 increased over 1997 primarily due to the amortization of goodwill and management contracts associated with the acquisition of Impark in April 1997, the depreciation from the eight shopping malls acquired in September 1997 when the registrant acquired the interests of its joint venture partners' interest in the malls and the depreciation from the four parking facilities which were obtained in the first quarter of 1998.

         General and administrative expenses increased when comparing the second quarter of 1998 to the same period of 1997. As noted earlier, in the second quarter of 1998, the registrant recorded several one-time charges as a result of the change in control and professional fees resulting from the proxy contest prior to the change in control. The one-time charges in the second quarter included $3.4 million resulting from the termination of the former Chairman and Chief Executive Officer, $5.3 million for the vesting of restricted shares which occurred upon the change in control, and $2.5 million in additional professional fees resulting from the proxy contest. Impark's general and administrative expenses increased over 1997 due to their inclusion in results for a full quarter in 1998 versus 75 days in 1997, approximately $.7 million in expansion costs into U.S. markets incurred in 1998 and a $.4 million reserve for the termination of a contract to replace its computer system. The registrant also recorded a $2.3 million provision for the potential loss of an earnest money deposit relating to a property acquisition which may not be consummated.

         General and administrative expenses for the six months of 1998 increased over the same period of 1997. The increase in general and administrative expenses in 1998 was primarily caused by the one-time items described above relating to the proxy contest and change in control. Additionally, the inclusion of Impark for six months in 1998 versus 75 days in 1997 increased general and administrative expenses by $2.2 million.

         The registrant has accrued $3.9 million of expense related to litigation and proxy solicitation in the second quarter of 1998 and $4.8 million in the first six months of 1998. In June 1998, the registrant accrued the proxy expenses of Gotham Partners L.P. of $3.1 million (see Item 1 - legal proceedings).

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.
-------  ------------------

A.       REGISTRANT VS. GOTHAM PARTNERS, L.P.
         CUYAHOGA COUNTY COURT OF COMMON PLEAS, CASE NO. 347063

         Reference is made to the description of legal proceedings with respect to the captioned case in Item 1 of Part II of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

         On March 27, 1998, following an evidentiary hearing, the court issued a judgment entry denying the registrant's motions and stating, among other things, that: (i) the proposal and nominations of Gotham Partners, L.P. ("Gotham") do not violate the provisions in the Declaration of Trust concerning the classification of its Board of Trustees; (ii) "Gotham appears to have made reasonable attempts to comply with all of First Union's demands for information and there is no credible evidence that Gotham then or now endangered First Union's REIT status"; (iii) the registrant's allegation that Gotham threatened the registrant's REIT status, "like the other [issues] raised by First Union,

[were] simply pretextual"; (iv) the registrant's demand for information exceeded the requirements of the Internal Revenue code, the registrant's Declaration of Trust and its By-laws; and (v) the registrant's management's efforts to disenfranchise Gotham "were primarily motivated by a desire to derail Gotham's efforts to change the registrant's course and replace top management" and did "not appear to be designed to protect First Union's REIT status but rather management."

         On March 27, 1998, following issuance of the judgment entry, the registrant issued a press release stating, among other things, that it intended to postpone the registrant's annual meeting from April 14, 1998 to an undisclosed date, and to reset the record date from February 13, 1998 to an unspecified date.

         On March 30, 1998, Gotham filed a motion for a preliminary injunction seeking to enjoin the company from, among other things, (i) taking any steps to postpone or delay the annual meeting or to change the record date for determining shareholders entitled to vote at that meeting; (ii) taking or authorizing any action outside the ordinary course of business pending the conclusion of the annual meeting and the seating of trustees following that meeting; and (iii) taking any action to effectuate any decisions made by the registrant's trustees since January 8, 1998 that would have the purpose or effect of bestowing any benefits upon any trustee, officer, or employee, including amending Mr. Mastandrea's employment agreements or any policies concerning employee severance and accelerated vesting of stock options and restricted stock.

         On March 31, 1998, the court convened a hearing on Gotham's preliminary injunction motion. Following the testimony of a Gotham witness, it was agreed by the registrant and Gotham and ordered by the Court that: (i) the registrant would hold a special meeting on May 19, 1998 in lieu of the annual meeting previously scheduled for April 14, 1998; (ii) the registrant would set the record date for such meeting as April 28, 1998; (iii) the registrant would mail Gotham's proxy materials to the extent required by federal proxy rules, which the registrant had previously refused to do; (iv) the registrant would not provide any new employment benefits or compensation outside the ordinary course of business and would not transfer assets except for fair value prior to the election and seating of trustees; and (v) the change in the characterization of the annual meeting to a special meeting would be without prejudice to Gotham's proposal and nominations.

         On April 1, 1998, the registrant filed a motion seeking an order certifying the judgment entry as final under Rule 54(b) of the Ohio Rules of Civil Procedure so as to permit an appeal of that entry and Gotham filed a brief opposing registrant's motion. The court denied registrant's motion on April 14, 1998. The registrant filed a Notice of Appeal to the Eighth District Court of Appeals on May 1, 1998, which was dismissed sua sponte by the Court of Appeals on May 6, 1998. The registrant filed a motion for reconsideration in the Court of Appeals on May 14, 1998, which was denied on May 21, 1998.

         At a case management conference on June 3, 1998, in response to a motion made by Gotham and with respect to a certain Escrow Agreement entered into between the registrant and National City Bank dated May 22, 1998, the court ordered that National City Bank shall make disbursements from the escrow only after giving prior written five (5) day notice thereof and a description of the claims underlying such proposed disbursement to the registrant. Service of such order was made on National City Bank.

B.       GOTHAM PARTNERS, L.P. VS. REGISTRANT
         UNITED STATES DISTRICT COURT, NORTHERN DISTRICT OF OHIO, CASE NO. 1:98V0272

         Reference is made to the description of legal proceedings with respect to the captioned case in Item 1 of Part II of the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998. [By agreement of the parties this action was dismissed without prejudice on July 7, 1998.]

Item 2.  Changes in Securities.
-------  ----------------------
              None.

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------
              None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

              The following matters were considered at the Special Meeting of Beneficiaries on May 19, 1998.

              a) PROPOSAL OF THE REGISTRANT TO FIX THE NUMBER OF TRUSTEES AT TWELVE WITH ONE VACANCY TO BE ADDED TO EACH EXISTING CLASS OF TRUSTEES:

                                          Number of Votes

                        For 4,678,778    Against 17,625,713    Abstain 179,738
                            20.80%             78.39%                 .81%

              b)        PROPOSAL TO ELECT THE FOLLOWING MEMBERS TO THE BOARD OF
                        TRUSTEES:

                        CLASS II                 NUMBER OF VOTES
                        --------                 ---------------

                Herman J. Russell      For  4,616,069       Withheld  499,176
                                               20.53%                   2.23%

                William A. Ackman      For 17,243,266       Withheld  125,719
                                               76.69%                    .55%

                David P. Berkowitz     For 17,243,266       Withheld  125,719
                                               76.69%                    .55%

                James A. Williams      For 17,243,355       Withheld  125,630
                                               76.69%                    .55%

              c) PROPOSAL OF GOTHAM PARTNERS L.P. TO INCREASE THE SIZE OF THE BOARD FROM NINE MEMBERS TO FIFTEEN MEMBERS, WITH TWO NEW SEATS IN EACH OF THE THREE CLASSES ON THE BOARD, AND TO HOLD AN ELECTION FOR SIX NEWLY CREATED SEATS, IF APPLICABLE AND PROPERLY PRESENTED:

                        For 17,460,166   Against 4,910,962     Abstain 113,103
                            77.65%             21.84%                 .51%

              d) PROPOSAL OF GOTHAM PARTNERS L.P. TO ELECT THE FOLLOWING MEMBERS TO THE BOARD OF TRUSTEES:

                        CLASS I                      NUMBER OF VOTES
                        -------                      ---------------

                Daniel Shuchman        For 17,339,405       Withheld 5,144,825
                                               77.11%                   22.89%

                Steven S. Snider       For 17,334,405       Withheld 5,149,498
                                               77.09%                    22.91%

                        CLASS II                     NUMBER OF VOTES
                        --------                     ---------------
                Mary Ann Tighe         For 17,335,494       Withheld 5,148,736
                                               77.10%                   22.90%

                Steven J. Garchik      For 17,339,494       Withheld 5,144,736
                                               77.11%                   22.89%

                        CLASS III                     NUMBER OF VOTES
                        ---------                     ---------------
                David S. Klafter       For 17,339,405       Withheld 5,144,736
                                               77.11%                   22.89%

                Daniel J. Altobello    For 17,339,494       Withheld 5,144,736
                                               77.11%                   22.89%

Item 5.  Other Information.
-------  ------------------

              None.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibits:
              ---------

              Exhibit (20)   -  Financial Statements
                                  Combined Balance Sheets as of June 30, 1998
                                  (unaudited) and December 31, 1997 (audited)

                                  Combined Statements of Income for the Six
                                  Months ended June 30, 1998 and 1997
                                  (unaudited)

                                  Combined Statements of Changes in Cash for the Six Months ended June 30, 1998 and 1997 (unaudited)

                                  Notes to Combined Financial Statements

              Exhibit (27)   -  Financial Data Schedule
                                  Six Months ended June 30, 1998

                                  Six Months ended June 30, 1997, restated for
                                  SFAS 128.

         (b) Reports on Form 8-K:

                             May 6, 1998    -  Registrant's supplemental
                                               memorandum in support of its
                                               motion for a preliminary
                                               injunction in Case No. 1:98CV
                                               0272.

                             May 18, 1998   -  Termination of Chairman,
                                               President and Chief Executive
                                               Officer, James C. Mastandrea.

                             June 9, 1998   -  Change in control of registrant.

                             June 17, 1998  -  Press release regarding certain
                                               anticipated financial events and
                                               actions taken by the registrant's
                                               Board of Trustees.

                                   SIGNATURES
                                   ----------


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             First Union Real Estate Equity and
                             Mortgage Investments
                             ----------------------------------------
                                      (Registrant)





Date: August 13, 1998        By: /s/ Steven M. Edelman
                                 ------------------------------------
                                 Steven M. Edelman, Executive Vice
                                 President, Chief Financial Officer




Date: August 13, 1998        By: /s/ Gregory C. Scott
                                 ------------------------------------
                                 Gregory C. Scott
                                 Controller

                                Index to Exhibits
                                -----------------



                                                                           Page
                                                                          Number
                                                                          ------

Exhibit (20) - Financial Statements
                 Combined Balance Sheets as of June 30, 1998 (unaudited)
                 and December 31, 1997 (audited)........................    ____

                 Combined Statements of Income for the Six
                 Months ended June 30, 1998 and 1997 (unaudited)........    ____

                 Combined Statements of Changes in Cash for the
                 Six Months ended June 30, 1998 and 1997 (unaudited)....    ____

                 Notes to Combined Financial Statements.................    ____

Exhibit (27) - Financial Data Schedule                                      ____
                 Six Months ended June 30, 1998

                 Six Months ended June 30, 1997, restated for
                 SFAS 128.