Form 10-Q
period 1998-09-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1998-11-17
CIK 37008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  -------------

For Quarter Ended September 30, 1998               Commission File Number 1-6249
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

 31,416,326  Shares of Beneficial Interest outstanding as of September 30, 1998
-------------------------------------------------------------------------------

================================================================================


               Total number of pages contained in this report:  13
                                                               ----

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

         The "Combined Balance Sheets" as of September 30, 1998 (unaudited) and December 31, 1997 (audited) and "Combined Statements of Income and Combined Statements of Changes in Cash" for the periods ended September 30, 1998 (unaudited) and 1997 (unaudited), of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations.
              ----------------------

Financial Condition
-------------------

         In January 1998, the registrant acquired two parking garages for $44.8 million in cash, the assumption of $.7 million in mortgage debt and the issuance of a $.9 million mortgage note payable. The parking garages are located in Chicago, IL, and Columbus, OH. Additionally, in February 1998, the registrant acquired a parking garage in Richmond, VA for $9.1 million in cash and a development site in Cleveland, OH for $3.3 million in cash. The development site is leased on a short-term basis to the former owner until construction of a parking garage commences. In March 1998, the registrant acquired a surface parking lot adjacent to the Ballpark at Arlington in Arlington, TX for $3 million in cash. In July 1998, the registrant acquired a parking garage in Nashville, TN for $2.1 million in cash and the assumption of a $4.5 million mortgage. The cash required for these acquisitions was funded with proceeds from the registrant's bank credit facilities.

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

         The registrant in May 1998, sold its investment in the land beneath an office building in Cleveland for $6 million resulting in a capital gain of $1.7 million. The proceeds were used to reduce short-term borrowings.

         In May 1998, the registrant obtained a $30 million non-recourse mortgage secured by its parking garage in Chicago, IL. The mortgage is for three years at an interest rate of LIBOR plus 175 basis points and is interest only.

         On June 1, 1998, the registrant's affiliated management company purchased the remaining non-voting common shares of Impark for $11.2 million from Impark's former owner.

The non-voting common stock was recorded as an Other Liability in the Combined Financial Statements. The registrant, for a fee from the former owner of Impark, had provided a financial guarantee that the shares would be redeemed. Upon completion of the redemption, the registrant sold $11.5 million of U.S. Treasury bills which had collateralized the financial guarantee.

         In July 1998, the registrant commenced a tender offer to purchase for cash all $100 million principal amount of its 8 7/8% Senior Notes due 2003 at $970 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. Concurrently with the tender offer, the registrant conducted a consent solicitation and offered a consent payment of $30 per $1,000 principal amount of Senior Notes to amend the indenture governing the Senior Notes and to terminate listing of the Senior Notes on the New York Stock Exchange (the "NYSE"). The purpose of the tender offer and consent solicitation was (i) to prevent the possibility that the registrant would be required to purchase the Senior Notes at 101% of their principal amount, an obligation which the registrant would not have had the financial resources to satisfy, and (ii) to provide the registrant with additional financial and operating flexibility. Prior to its amendment, the Senior Note indenture required the registrant to offer to purchase the Senior Notes at 101% of their principal amount if within 90 days following the date of a "change of control," the rating of the Senior Notes by both Standard & Poor's Corporation ("S&P") and Moody's Investors Services, Inc. declined by one or more rating gradations. During April 1998, S&P placed the registrant on Credit Watch and in June 1998, Moody's placed the Senior Notes under review for possible downgrade.

         In August 1998, pursuant to the tender offer and consent solicitation, holders of approximately 88% of the outstanding Senior Notes consented to the indenture amendments and delisting and the registrant purchased approximately $88 million principal amount of Senior Notes. The purchase of the Senior Notes was financed with the proceeds of a $90 million loan that has a term of six months (subject to two three-month extension periods) and bears interest at 9 7/8% (the "Bridge Loan"). The lenders under the Bridge Loan are Bankers Trust, as agent, and BankBoston, N.A., Blackacre Bridge Capital, Elliott Associates, Gotham Partners, L.P. and Gotham Partners III, L.P., and Wellsford Capital, each as an equal participant.

         As a result of legal fees for several unusual, one-time matters, accrued severance expenses for anticipated employee terminations, a new accounting pronouncement requiring the deferral of percentage rent from tenants, and foreign currency mark-to-market losses, the registrant was not in compliance with debt service coverage, interest coverage, the leverage ratio and funds from operations covenants under its bank credit facility for the third quarter of 1998. Additionally, Impark was not in compliance with covenants relating to the leverage ratio and interest coverage under its bank credit agreement for the third quarter of 1998. Further, the lenders under the facilities determined that a change of control of the registrant occurred on May 19, 1998. Such change of control would have breached change of control covenants under both credit facilities, but the lenders waived these breaches.

         If the lenders under the bank credit facility and the Impark credit agreement decline to extend the change of control waivers or declare defaults relating to the other covenants, these credit facilities may be terminated and the balances outstanding may become due immediately. If the registrant is not in compliance with certain covenants or otherwise defaults under its credit facility, the Bridge Loan lenders may accelerate repayment of the Bridge Loan.

         The registrant and Impark have approximately $192 million outstanding at September 30, 1998 under the bank facilities and Bridge Loan. Both the registrant and Impark are presently negotiating the extension of waivers for the breach of the change of control covenants, which were previously granted until November 26, 1998 and December 31, 1998, respectively, and are negotiating with the lenders of their credit facilities and the Bridge Loan to waive the financial covenants non-compliance and to modify the financial covenants going forward.

         If the registrant and Impark cannot obtain the necessary waivers and modifications, the lenders under the credit facilities and the Bridge Loan may declare a default under their respective loans and the liquidity of the registrant and Impark will be impaired. In the event of a default under such agreements the lenders generally will be able to declare all such indebtedness, together with accrued interest thereon, due and payable immediately, and in the case of collateralized indebtedness, to proceed against their collateral. If the registrant were unable to refinance the indebtedness on acceptable terms, or at all, the registrant might be forced to dispose of one or more of its properties at disadvantageous terms, which might result in losses to the registrant or seek bankruptcy relief. These losses could have a material adverse effect on the registrant and its ability to pay amounts due on its indebtedness.

         Furthermore, if a property is mortgaged to secure payment of indebtedness and the registrant is unable to meet mortgage payments, the mortgagee could foreclose on the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to the registrant. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the registrant's ability to meet the REIT distribution requirements under the Internal Revenue Code. Accordingly, the occurrence of a default under any of the aforementioned loan agreements could have a material adverse effect on the registrant.

         In June 1998, the registrant implemented a multi-step Year 2000 Compliance Project (the "Project"). The Project is addressing the issue of computer systems and embedded computer chips that may not be able to properly recognize dates prior to, on, or after January 1, 2000.

         The general phases of the Project are as follows: (1) inventorying systems and equipment that may be affected by the Year 2000 issue; (2) assigning priorities to the items identified; (3) evaluating the Year 2000 compliance of items deemed to be critical to the registrant's operations; (4) testing critical items; (5) repairing or replacing critical items that are determined not to be Year 2000 compliant and
(6) developing and implementing contingency plans for each location.

         As of September 30, 1998, the inventory and priority assessment phases of the Project were completed. Critical items are those believed by the registrant to involve a risk to the safety of individuals, or that may cause damage to property, or affect revenues. Testing of critical items is being performed and is expected to be completed in 1998.

         The Project addresses three main sections: (a) Information Technology Systems; (b) Process Control and Instrumentation; and (c) Third Party Tenants, Suppliers and Customers.

         The Information Technology Systems section consists of all computer hardware and software. These systems are primarily used for accounting and financial reporting as well as property management purposes throughout the registrant's operations. Impark uses other systems, mainly for revenue control purposes at the parking facility level. The testing phase is ongoing as hardware and software are remediated, upgraded or replaced. Currently, Impark's accounting and financial reporting systems are not Year 2000 compliant; these systems will be replaced by a new general-purpose financial reporting and general ledger package by September 30, 1999. Additionally, new hardware and software are being installed at various properties and subsidiaries, which is anticipated to be completed by June 30, 1999.

         The Process Control and Instrumentation section includes the hardware, software and associated embedded computer chips that are used in the operations of certain facilities owned by the registrant. Testing and repair of this equipment is in process. The registrant's evaluation of these items and communications with manufacturers and suppliers revealed that the majority of this equipment is mechanical in nature and is not date-sensitive, and accordingly will not require remediation or replacement to function properly in the Year 2000. Contingency planning is in process, and all repair and testing is expected to be completed by March 31, 1999.

         The Third Party Tenants, Suppliers and Customers section includes the process of identifying critical suppliers and customers and obtaining information from them regarding their plans and progress in addressing the Year 2000 problem. A written notice regarding the Year 2000 problem was sent to all tenants occupying space at properties owned by the registrant and to landlords of parking facilities operated by Impark. Additionally, inquiries have been forwarded to critical third parties (primarily financial institutions and utility service providers), and responses are currently being obtained and evaluated. These evaluations will be followed by the development of contingency plans. All activities for this section are expected to be completed by June 30, 1999.

         The total cost of required modifications to achieve Year 2000 compliance is not expected to be material to the registrant's financial position. Estimated total costs are expected to be between $1.0 million and $2.0 million, including enhancements to software programs and upgrades to hardware, some portion of which would have been done irrespective of the Year 2000 issue.

         The failure to correct a material Year 2000 problem could result in the interruption or failure of certain normal business activities or operations. Such failures could have a material adverse affect on the registrant's results of operations, liquidity and financial condition. Due to the inherent uncertainty of the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party tenants, suppliers and customers, the registrant is unable to determine whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. The Project is expected to reduce the registrant's level of uncertainty regarding the Year 2000 problem.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operations was $4.3 million as compared to cash provided by operations of $20.8 million when comparing the first nine months of 1998 to the same period of 1997. The decrease in cash provided from operations is primarily the result of a net loss of $23.2 million offset by an increase in accrued liabilities in the first nine months of 1998. The net loss was primarily caused by several one-time charges relating to the Proxy contest and change in the board of trustees' composition as detailed in the following section "Results of Operations". Dividends to shares of beneficial interest paid in 1998 of $6.6 million represented 152% of net cash from operations.

         The registrant received $25 million in full repayment of two mortgage investments secured by a mall in Middletown, WV and an office building in Cleveland, OH during the first nine months of 1998. The proceeds were used to repay borrowings under the registrant's bank credit facilities. Additionally, the registrant in May 1998 sold land in Cleveland, OH for $6 million which was also used to repay bank credit facilities.

         As noted previously, the registrant acquired five parking facilities and a development site for $62.3 million in cash. The properties were acquired by borrowing under the bank credit facilities, assumption of two mortgages totaling $5.2 million and the issuance of a $.9 million second mortgage.

         The registrant invested $19.2 million in its existing portfolio primarily to construct the first phase of a shopping center in Abilene, TX and continue to tenant the former retail center in Denver, CO, which has been converted into an office technology center.

         As noted previously, the registrant's affiliated management company purchased the remaining non-voting common stock of Impark that it did not own in June 1998 for $11.2 million.

         During the second quarter of 1998, the registrant sold $2.1 million of stock of another REIT and $11.5 in U.S. Treasury bills. The U.S. Treasury bills were collateral for a financial guarantee that the registrant had made in conjunction with the registrant's affiliated management company's acquisition of Impark.

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

         As noted previously, the registrant obtained a $90 million Bridge Loan which was utilized to repurchase approximately $88 million in Senior Notes. To fund the repayment of the Bridge Loan, the registrant intends to, first, sell certain assets, second, if necessary, conduct a rights offering. To facilitate the rights offering, the registrant, in September 1998, filed a registration statement on Form S-3 with the Securities and Exchange Commission
(SEC).

Results of Operations
---------------------

         Net loss applicable to shares of beneficial interest for the third quarter of 1998 was $11.7 million as compared to $.7 million in net income for the same period of 1997. The net loss for the third quarter of 1998 included $3.6 million in severance for current and future employee terminations, legal fees of $1.6 million incurred to complete due diligence for possible corporate and financial transactions of the registrant and $1.1 million for foreign currency loss from the registrant's subordinated notes to Impark that it had made in conjunction with its affiliated management company's acquisition of voting control of Impark. Prior to the third quarter of 1998, the registrant had hedged these notes to protect from the risk of currency fluctuations. The hedge was sold in June 1998 requiring subsequent currency movements be recorded in the results of operations. Additionally, in conjunction with the registrant's adoption of the Financial Accounting Standards Board's Emerging Issues Task Force bulletin 98-9 ("EITF 98-9"), "Accounting for Contingent Rent in Interim Financial Periods", no percentage rent revenue was recorded in the third quarter of 1998 as compared to $1 million in the same period of 1997. The new accounting standard requires the accrual of percentage rent only when the tenant has exceeded its defined sales breakpoint level. Consequently, instead of recording participation rents throughout the year, the majority of this rent now will be recorded in the fourth quarter of each year resulting in less percentage rent being accrued during the first three quarters of the year.

         Net loss applicable to shares of beneficial interest for the nine months ended September 30, 1998 was $25.5 million as compared to net income of $2.4 million for the nine-month period ended September 30, 1997. The net loss for the nine month period ending September 30, 1998 included a $2.3 million reserve on a property acquisition deposit, a $3.4 million payment to the registrant's former chairman and chief executive officer, a $5.1 million expense due to lifting of restrictions on restricted shares which followed the change of control of the registrant, $2.5 million in other professional fees relating to the change of control, and $4.8 million in proxy and litigation expenses. Additionally, as noted in the preceding paragraph, the registrant incurred $1.1 million in foreign currency declines and a decline in participation rent of $1 million due to the adoption of EITF 98-9 during the third quarter of 1998, $3.6 million in severance for anticipated employee terminations and $1.6 million in legal fees. Net income applicable to shares of beneficial interest for 1997 included $.7 million of income from the repayment of a wraparound mortgage investment, as the proceeds of $18 million exceeded the registrant's basis in the wraparound mortgage investment and $.5 million resulting from a casualty loss at one of the registrant's shopping centers.

         In February 1998, 951,000 preferred shares of beneficial interest were converted into common shares of beneficial interest resulting in a decreased accrued preferred dividend when comparing 1998 to 1997.

         Net loss for the first nine months of 1998 included $8.6 million of capital gains. The registrant sold its land beneath a building in Cleveland, Ohio resulting in a capital gain of $1.7 million. An additional capital gain of $7.7 million was recognized when a mortgage investment was repaid. This capital gain had been deferred from a property sale in 1982 since the registrant received the mortgage note as purchase consideration. The registrant also realized a capital loss from the sale of a forward exchange contract of $.8 million in the second quarter of 1998. Additionally, net loss for the first nine months of 1998 included $1.6 million of unamortized Senior Note issue costs and professional fees which were expensed in the third quarter of 1998 when the registrant repaid $88 million of the Senior Notes prior to their maturity.

         Mortgage loan interest income declined by $.5 million and $1.1 million, respectively, when comparing the third quarter and nine months of 1998 to the same periods of 1997. The decline in interest income when comparing the third quarter of 1998 to 1997 was caused by the repayment of a mortgage investment secured by a shopping mall in Middletown, WV in January 1998 and the repayment of a mortgage investment secured by an office building in Cleveland, OH in May 1998. The decline in interest income when comparing the nine months of 1998 to that of 1997 was caused by the aforementioned mortgage repayments and the repayment of a wraparound mortgage investment secured by an apartment complex in Atlanta, GA in February 1997.

         The registrant had approximately $11.5 million invested in U.S. Treasury bills and approximately $2.1 million invested in the stock of another REIT for the first five months of 1998. The U.S. Treasury bills were purchased in April 1997 to secure the registrant's obligation under an agreement with the former owners of Impark to collateralize the $10.5 million in non-voting stock and accrued interest which the former owners of Impark received when the registrant's affiliated management registrant purchased voting control of Impark in April 1997. The REIT stock was acquired in the third and fourth quarter of 1997 as a long term investment. As noted previously, the non-voting common stock of Impark was purchased in June 1998 allowing the registrant to liquidate the investment. The registrant liquidated its holdings in the REIT stock as a result of its change in investment strategy.

         In September 1996, the registrant invested in a joint venture that owned eight shopping malls and 50% of another mall. The registrant in September 1997 purchased the interests of its joint venture partners. Consequently, the registrant's investment income and management fees for the registrant's affiliated management declined when comparing 1998 to 1997.

         Property net operating income, which is rental and parking revenues less property operating expenses and real estate taxes was $4.5 million greater when comparing the three months ended September 30, 1998 to the same period of 1997, on a non-comparable basis. Property net operating income for the comparable portfolio and Impark declined by $1 million when comparing the third quarter of 1998 to 1997. The decline in property net operating income was caused primarily by the adoption of EITF 98-9, resulting in a reduction of $1 million in participation rent accrued in the third quarter of 1998 as compared to the same period of the prior year and a $.2 million decline in net operating income from Impark primarily due to decreased sales at its equipment subsidiaries. These declines were partially offset by the increased property net operating income resulting from the continued retenanting of the North Valley Technical Center. The acquisition of the former joint venture properties in September 1997 produced $4.5 million of increased property net operating income when comparing the third quarter of 1998 to that of 1997. The registrant's acquisition of five parking garages and a development site in the first half of 1998 resulted in $1.1 million in additional property net operating income which was partially offset by the loss of $.4 million in property net operating income from the sale of an office complex and apartment complex in the last four months of 1997.

         Property net operating income for the nine months of 1998 increased $23 million when comparing the first nine months of 1998 to 1997 on a non-comparable basis. The acquisition of Impark in April 1997 and the acquisition of the former joint venture properties in September 1997 produced $.8 million and $21 million, respectively of increased property net operating income when comparing the first nine months of 1998 to the same period of 1997. Property net operating income for the comparable portfolio was consistent when comparing the first nine months of 1998 to the same period of 1997. However, after removing the effect of EITF 98-9 from the property operating results for the nine months ended September 30, 1998, comparable property net operating income increased by $1 million. The increase was attributable to the continued lease-up of the North Valley Technical Center and increased rental rates in the apartment portfolio. The acquisition of five parking facilities, a development site and the Canadian parking facilities produced $2.7 million in property net operating income which was partially offset by the loss of $1.4 million in property operating income from the sale of an office complex and an apartment complex in the last four months of 1997.

         Mortgage interest expense increased when comparing the third quarter and nine months of 1998 to that of 1997 primarily due to the $203 million in mortgage debt assumed in

September 1997 in conjunction with the purchase of the remaining interest in the registrant's joint venture and the $30 million mortgage obtained in May 1998.

         Bank loan interest expense increased when comparing the third quarter and nine months of 1998 to the same period of the prior year, exclusive of the bank debt assumed in the April 1997 acquisition of Impark due to increased borrowing. The average balance outstanding exclusive of Impark's bank debt for the third quarter and nine months of 1998 was $77.3 million and $87 million, respectively. The average balance outstanding for the third quarter and nine months of 1997 was approximately $11 million. The bank loans increased when comparing 1998 to 1997 primarily due to borrowings to fund the parking garage acquisitions and development site, partially fund the purchase of the registrant's partners' interest in a joint venture and to fund tenant and capital improvements during 1997 and 1998. Additionally, the bank covenant waiver fees of $.7 million for the second quarter covenant violations were recorded as bank loan interest expense in June 1998. Offsetting the increase in the bank credit facilities was the proceeds from property sales during the last four months of 1997 and in May 1998, the repayment of mortgage investments in the first and third quarters of 1998 and the $30 million mortgage obtained in May 1998. Additionally, the inclusion of Impark for a full nine months in 1998, as opposed to five and a half months in 1997, in the results of the registrant results in bank interest expense increasing by $.9 million when comparing 1998 to 1997.

         Depreciation and amortization expense for 1998 increased over 1997 primarily due to the amortization of goodwill and management contracts associated with the acquisition of Impark in April 1997, the depreciation from the eight shopping malls acquired in September 1997 when the registrant acquired its joint venture partners' interest in the malls and the depreciation from the four parking facilities which were acquired in the first quarter of 1998.

         General and administrative expenses for the third quarter of 1998 increased by $5.3 million when compared to the same period of 1997. The increase was caused primarily due to a $3.6 million accrual for severance for current and future employee terminations and $1.6 million of legal fees principally relating to the proxy contest, the tender offer and consent solicitation, the Bridge Loan, the rights offering and certain corporate restructuring matters.

         General and administrative expenses increased when comparing the nine months of 1998 to the same period of 1997 primarily related to certain one-time items. As noted earlier, in the second quarter of 1998, the registrant recorded several one-time charges as a result of the change in control and professional fees resulting from the proxy contest prior to the change in control. The one-time charges in the second quarter of 1998 included $3.4 million resulting from the termination of the former chairman and chief executive officer, $5.1 million for the vesting of restricted shares which occurred upon the change in control, and $2.5 million in additional professional fees resulting from the proxy contest. Additionally, in the third quarter of 1998, the registrant incurred $3.6 of severance expense and $1.6 million in legal expense as discussed in the preceding paragraph. Impark's general and administrative expenses increased over 1997 due to its inclusion in results for a full nine months in 1998 versus five and a half months in 1997, approximately $1.2 million in expansion costs into U.S. markets incurred in 1998 and a $.4 million reserve for the termination of a contract to replace its computer system. The registrant also recorded a $2.3 million provision for the potential loss of an earnest money deposit relating to a property acquisition which may not be consummated.

         The registrant during 1998 incurred $4.8 million in proxy and litigation expenses, including $3.1 million for the proxy - expenses of Gotham Partners L.P.

         Certain statements contained in this Form 10-Q that are forward-looking are based on current expectations that are subject to a number of uncertainties and risks, and actual results may differ materially. The uncertanties and risks include, but are not limited to, changes in market activity, changes in local real estate conditions and markets, actions by competitors, interest rate movements and general economic conditions. Further information about these matters can be found in the registrant's Annual Report filed by the company with the SEC on Form 10K.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.
-------  ------------------

         Registrant vs. Gotham Partners, L.P. Cuyahoga County Court of Common Pleas, Case No. 347063

                  On September 16, 1998, pursuant to motion of the registrant, the court issued a Temporary Restraining Order prohibiting payments to be made pursuant to a certain Escrow Agreement between the registrant, First Union Management, Inc. and National City Bank dated May 22, 1998. Service of such order was made on National City Bank. A hearing on registrant's motion for preliminary injunction was scheduled for September 30, 1998. Prior to such hearing, the specific matter giving rise to the issuance of the Temporary Restraining Order was settled by agreement and the Order dissolved.

Item 2.  Changes in Securities.
-------  ----------------------

                  In July 1998, the registrant commenced a tender offer to purchase for cash all of its outstanding Senior Notes and concurrently conducted a consent solicitation to amend the indenture governing the Senior Notes and to terminate the listing of the Senior Notes on the New York Stock Exchange. In August 1998, pursuant to the tender offer and consent solicitation, holders of approximately 88% of the outstanding Senior Notes consented to the indenture amendments and delisting and registrant purchased approximately $88 million principal amount of Senior Notes.

                  The indenture amendments eliminated covenants relating to (i) limitation of indebtedness, (ii) limitation on certain liens, (iii) maintenance of a specified minimum tangible net worth, (iv) transactions with affiliates, (v) maintenance of corporate existence,
         (vi) maintenance of properties, (vii) maintenance of certain insurance,
         (viii) payment of taxes and other claims, (ix) statements as to compliance with covenants and conditions under the indenture, and (x) repurchase of the Senior Notes upon a change of control. In addition, the indenture amendments modified provisions in the indenture relating to when the registrant may merge, consolidate or sell its assets, eliminated certain events of default in the indenture, and made certain conforming and other changes to the indenture.

                  As a result of the indenture amendments, holders of Senior Notes that were not purchased pursuant to the tender offer no longer are entitled to the benefits of substantially all of the restrictive covenants and certain events of default contained in the indenture. The elimination of substantially all of these restrictive covenants permit the registrant to take actions that could increase the credit risks of the registrant. These increased credit risks may adversely affect the market prices of the Senior Notes or otherwise be adverse to the interests of the holders of the remaining Senior Notes. Elimination of certain events of default removed the right of holders of Senior Notes to pursue certain remedies. The indenture amendments do not relieve the registrant from any of its obligations to make payments of principal and interest on Senior Notes not purchased pursuant to the tender offer.

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------
              None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

                  As discussed above, in July 1998, the registrant commenced a tender offer to purchase for cash all of its outstanding Senior Notes and conducted a consent solicitation to amend the indenture governing the Senior Notes and to terminate the listing of the Senior Notes on the New York Stock Exchange. The consent of more than a majority in aggregate principal amount of the holders of Senior Notes registered holders was required to approve the indenture amendments and the consent of more than 66 2/3% in aggregate principal amount of the holders of Senior Notes was required to approve the delisting. In August 1998, pursuant to the tender offer and consent solicitation, holders of approximately 88% of the outstanding principal amount of Senior Notes consented to the indenture amendments and delisting.

Item 5.  Other Information.
-------  ------------------

                  In November 1998, the registrant hired Daniel P. Friedman as Chief Executive Officer, and David Schonberger and Anne Zahner as Executive Vice Presidents. Mr. Friedman, Mr. Schonberger and Ms. Zahner were previously employed by Enterprise Asset Management Inc. ("Enterprise"), a New York City based real estate investment firm. Mr. Friedman was also elected to fill one of the two vacant seats on the registrants board of trustees

                  At Enterprise, beginning in 1991, Mr. Friedman, age 41, served as President and Chief Operating Officer and directed Enterprise's opportunistic investment program which included the acquisition of Class B enclosed malls, Class B office buildings, tax-exempt financed apartments, non-performing loans, public and private real estate and real-estate-related securities, various development opportunities, underlying co-op loans and unsold co-op shares, as well as co-venture investments in a number of early-and later-stage real estate and real-estate-related investment programs. At Enterprise, Mr. Friedman was also responsible for the day-to-day asset management of the firm's $500 million real estate portfolio and for sourcing equity capital for co-investment opportunities from partners including university endowments, investment banks, and various opportunity funds. Mr. Friedman received an MBA from the Harvard Business School and a BS in Chemistry from Stanford University.

                  As Executive Vice President of Enterprise, Ms. Zahner, age 42, was responsible for asset management and new business development. Prior to joining Enterprise, Ms. Zahner was a regional director of real estate asset management and sales and vice president of investment management and recovery for the Travelers Insurance Registrant ("Travelers"), where she managed the workout of a $750 million loan and property portfolio. Prior to Travelers, Ms. Zahner was a real estate investment officer at Riverbank America and the ADCO Group. Ms. Zahner received an MBA from the Harvard Business School and a BA in Political Economy from the University of California at Berkley.

                  As Vice President of Development at Enterprise, Mr. Schonberger, age 44, was responsible for all development activities including major sub-division, pre-development planning, and construction of leased and build-to-suit properties. For 15 years, Mr. Schonberger has acted as a private developer of major retail and commercial properties in the New York metropolitan area. He also founded, managed, and later sold a property management and leasing company specializing in the third party management of institutional office properties. Mr. Schonberger received a BS in Life Sciences from Connecticut College.

                  In October 1998, William Scully was elected to fill one of three vacant seats on registrant's board of trustees. Mr. Scully has been with Apollo Real Estate Advisors, L.P. ("Apollo") since 1996 and is responsible for new investments and investment management for Apollo.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibits:
              ---------

         Exhibit (20)    -    Financial Statements
                              Combined Balance Sheets as of September 30, 1998
                              (unaudited) and December 31, 1997 (audited)

                              Combined Statements of Income for the Nine Months ended September 30, 1998 and 1997 (unaudited)

                              Combined Statements of Changes in Cash for the Nine Months ended September 30, 1998 and 1997
                              (unaudited)

                              Notes to Combined Financial Statements

         Exhibit (27.1)  -    Nine months ended September 30, 1998

         Exhibit (27.2)  -    Nine months ended September 30, 1997 (restated)

         (b) Reports on Form 8-K:
             --------------------

                         July 21, 1998  -  Registrant's announcement of tender
                                           offer for its 8 7/8% Senior Notes and
                                           bank waiver of certain violations
                                           under existing credit facilities.

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


                                         First Union Real Estate Equity and
                                               Mortgage Investments
                                         ----------------------------------
                                                   (Registrant)





Date: November 13, 1998                   By: /s/ Steven M. Edelman
                                              ---------------------------------
                                              Steven M. Edelman, Executive Vice
                                              President, Chief Financial Officer




Date: November 13, 1998                   By: /s/ Gregory C. Scott
                                              ---------------------------------
                                              Gregory C. Scott
                                              Controller

                                Index to Exhibits
                                -----------------



                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
Exhibit (20)  - Financial Statements
                        Combined Balance Sheets as of September 30, 1998 (unaudited)
                        and December 31, 1997 (audited).................................................     14
                                                                                                            ----

                        Combined Statements of Income for the Nine
                        Months ended September 30, 1998 and 1997 (unaudited)............................     14
                                                                                                            ----

                        Combined Statements of Changes in Cash for the
                        Nine Months ended September 30, 1998 and 1997 (unaudited).......................     14
                                                                                                            ----

                        Notes to Combined Financial Statements..........................................     14
                                                                                                            ----


Exhibit (27)  - Financial Data Schedule                                                                      15
                                                                                                            ----