Form 10-K405
period 1998-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1999-03-29
CIK 37008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED 12-31-98                 COMMISSION FILE NUMBER 1-6249

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

                                Yes [X]   No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

As of January 31, 1999, 26,069,303 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was approximately $130,346,515.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

31,376,105 SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING AS OF JANUARY 31, 1999
--------------------------------------------------------------------------------

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

                              1999 Proxy Statement

            FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                   CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                       GENERAL INSTRUCTIONS TO FORM 10-K


ITEM OF FORM 10-K                                                              LOCATION
-----------------                                                              --------
                                                                            (PAGE OR PAGES)

                                     PART I

 1.      Business                                                              3 through 6
 2.      Properties                                                            7 through 12
 3.      Legal Proceedings                                                    13
 4.      Submission of Matters to a Vote of Security Holders                  13

                                     PART II

 5.      Market for Registrant's Common Equity and Related Stockholder
           Matters                                                            13; Exhibit 13, 1

 6.      Selected Financial Data                                              13; Exhibit 13, 2

 7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13; Exhibit 13, 25 through 31

 8.      Financial Statements                                                 13; Exhibit 13, 4 through 7

 9.      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                13

                                    PART III

10.      Directors and Executive Officers of the Registrant                   14; 1999 Proxy Statement

11.      Executive Compensation                                               14; 1999 Proxy Statement

12.      Security Ownership of Certain Beneficial
           Owners and Management                                              14; 1999 Proxy Statement

13.      Certain Relationships and Related Transactions                       14; 1999 Proxy Statement


                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K

         (a) Financial Statements and Financial
                  Statement Schedules                                         14 and 22 through 28;
                                                                              Exhibit 13, 4 through 7


         (b) Exhibits                                                         15 through 20;
                                                                              Exhibit Index, 29 through 34


         (c) Reports on Form 8-K                                              28

                                     PART I

ITEM 1. BUSINESS.

         The registrant is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended from time to time through July 25, 1986 (the "Declaration of Trust"), which has as its principal business activity the ownership and management of real estate investments. The registrant qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code (the "Code").

         To encourage efficient operation and management of its property, and after receiving a ruling from the Internal Revenue Service with respect to the proposed form of organization and operation, the registrant, in 1971, caused a management company to be organized pursuant to the laws of the State of Delaware under the name First Union Management, Inc. (the "Management Company"), to lease property from the registrant and to operate such property for its own account as a separate taxable entity. At December 31, 1998, the registrant net leased 47 of its properties to the Management Company. The shares of the Management Company are held in trust, with the shareholders of the registrant, as exist from time to time, as contingent beneficiaries. The Management Company, in April 1997, acquired voting control of Imperial Parking Limited and its affiliates ("Impark") which is primarily a parking management and transit ticketing manufacturing company based in Canada. Because the Management Company owns voting control of Impark, the financial statements of Impark are consolidated with the Management Company. Additionally, for financial reporting purposes, the financial statements of the Management Company are combined with those of the registrant.

         On July 22, 1998, tax legislation was enacted limiting the "grandfathering rules" applicable to stapled REITS, such as the registrant (the "Stapled REIT Legislation"). As a result, the income and activities of the Management Company with respect to any real property interests acquired by the registrant and the Management Company after March 26, 1998, for which there was no binding written agreement, public announcement or filing with the Securities and Exchange Commission on or before March 26, 1998, will be attributed to the registrant for purposes of determining whether the registrant qualifies as a REIT under the Code. The registrant terminated its management arrangements with the Management Company in March 1999, and self-manages its retail, apartment and office portfolios. The registrant entered into third-party management arrangements for the parking facilities it owns. Accordingly, the registrant no longer receives any rents from the Management Company.

         The registrant owns regional enclosed shopping malls, apartment complexes, large downtown office buildings and parking facilities. The registrant's portfolio is diversified by type of property, geographical location, tenant mix and rental market. As of December 31, 1998, the registrant owned (in fee or pursuant to long-term ground leases under which the registrant is lessee) 21 shopping malls, 8 apartment complexes, 5 office properties, 7 parking garages and 2 surface parking lots in the United States and 1 parking garage and 10 surface parking lots in Canada. The registrant also owns 50% of another mall in a joint venture with an unrelated party.

         All of the registrant's shopping malls compete for tenants on the basis of the rent charged and location, and encounter competition from other retail properties in their respective market areas. Some of the registrant's shopping malls compete with other shopping malls in the environs. However, the principal competition for the registrant's shopping malls may come from future shopping malls locating in their market areas. Additionally, the overall economic health of retail tenants impacts the registrant's shopping malls. Due to the overbuilding of retail space and a demand for large, open area, administrative service space in Denver, CO, in 1995, the registrant has repositioned a former retail mall into an office property and released approximately 64% of the former mall. Additionally, due to excess mall space in Abilene, TX in 1997, the registrant demolished its enclosed mall and constructed the first phase of a strip shopping center which opened in 1998. In February 1999, the registrant sold its shopping center in Buffalo Grove, IL and signed contracts to sell 8 shopping malls and 1 shopping center.

         The registrant's apartment complexes compete with other apartments and residential housing in the immediate areas in which they are located and may compete with apartments and residential housing constructed in the same areas in the future.

         The registrant's office properties compete for tenants principally with office buildings throughout the respective areas in which they are located. In most areas where the registrant's office buildings are located, competition for tenants has been and continues to be intense on the basis of rent, location and age of the building. The registrant sold its office building in Shreveport, LA in March 1999. The registrant currently has its Indianapolis, IN and Marysville, CA office properties under contract with closings scheduled to occur in April 1999. The registrant plans to hold and redevelop its Cleveland, OH office building.

         The registrant's parking facilities compete with other parking facilities in the immediate areas in which they are located and may compete with new parking facilities constructed in the same areas in the future.

         The registrant's mortgage investments are collateralized by an apartment complex and the management contract of another apartment complex. The risks inherent with the registrant's mortgage portfolio relate to the performance and the value of the apartment complexes that secure the mortgage investments. These risks may impair the realizability of the mortgage investments.

         The registrant's segment data may be found in footnote 23 to the Combined Financial Statements on page 19 to Exhibit 13.

         The registrant has approximately $206 million in debt due in 1999. The registrant intends to fund the repayment by using cash available at December 31, 1998, a rights offering to shareholders, mortgage financing and the net proceeds from property sales. The registrant's credit rating, leverage, share price and liquidity limit the flexibility of the registrant to avail itself of other types of capital markets transactions at this time.

         Impark operations consist primarily of parking management in Canada. Impark also has a market presence in Buffalo, NY, Minneapolis, MN, and Milwaukee, WI. Currently, Impark derives 87%, 12% and 1% of revenue from its management of facilities in Canada, the United States and Asia, respectively. Impark's Canadian operations are not hedged against currency fluctuations. Impark faces competition from local and national parking operators in procuring management contracts from third party parking lot and garage owners. Transit ticketing products, manufactured by a wholly-owned subsidiary of Impark, are targeted to be sold to predominantly U.S. mass transit operators, and the sales of these products represent approximately 3% of Impark's gross revenues.



                                  RISK FACTORS

         An investment in the registrant's securities involves various risks. The following factors should be carefully considered in addition to the other information set forth in this report.


NEW SENIOR MANAGEMENT LACKS PRIOR EXPERIENCE WITH THE REGISTRANT AND IN OPERATING PUBLIC COMPANIES OR REITS

         In June 1998, William A. Ackman was elected as Chairman of the Board. In October 1998, William A. Scully was appointed Vice Chairman of the Board. In November 1998, the registrant appointed Daniel P. Friedman as its President and Chief Executive Officer, and David Schonberger and Anne N. Zahner, each as Executive Vice Presidents. Until their appointments, these individuals had little, if any, previous working experience or relationships with the registrant or with the Management Company or with either of their senior management or other personnel. The failure of the new management team to work effectively with the registrant's or the Management Company's other senior management could result in the departure of key personnel or disruptions in the operations of the registrant, which in turn could have a material adverse effect on the registrant's or the Management Company's business, financial condition or results of operations.

         In addition, none of the members of the new management team has ever operated or served as an executive officer, director or trustee of a public company or a REIT. The lack of experience with or knowledge of issues that confront public companies or REITs could have an adverse effect on the ability of such individuals to effectively manage the operations of the registrant and thereby could have an adverse effect on the registrant's business, financial condition or results of operations.


PROPOSED DEPARTURE OF SOME MEMBERS OF SENIOR MANAGEMENT

         Some members of the senior management team that was in place prior to Mr. Friedman's appointment have expressed a desire to leave the registrant and are in discussions with the registrant regarding the timing and terms of their departure. The departure of these individuals could result in the departure of additional key personnel or disruptions in the operations of the registrant, which in turn could have a material adverse effect on the registrant's business, financial condition or results of operations.


DIFFICULTIES IN SERVICING DEBT

         The registrant recently negotiated amendments to its principal credit facilities, including its senior credit facility (the "FUR Credit Facility"), the Cdn.$38.8 million credit facility of Impark, an affiliate of the registrant and subsidiary of the Management Company (the "Impark Credit Facility" and, together with the FUR Credit Facility, the "Credit Facilities"), and a loan to the registrant from a syndicate of lenders led by BT Alex.Brown (the "Bridge Loan") in an original principal amount of $90 million. Among other things, the amendments, in principle, require the registrant to make significant principal prepayments in April, May and June 1999. As of March 26, 1999, the registrant had $167.6 million in principal outstanding under the FUR Credit Facility and the Bridge Loan and Cdn.$35.4 million in principal outstanding under the Impark Credit Facility. The upcoming amortization payments require the registrant to reduce the principal amounts outstanding under the FUR Credit Facility and the Bridge Loan to $158.9 million in the aggregate in April 1999, $130.0 million in the aggregate in May 1999 and $100.0 million in the aggregate in June 1999. All remaining principal under the FUR Credit Facility and the Bridge Loan is due on August 11, 1999. The registrant is relying on its cash reserves, cash flow from operations, net proceeds from assets sales, financing assets and net proceeds from offerings to make these principal payments, but there can be no assurance that these sources will provide sufficient funds to enable the registrant to make these payments.


DEFAULT UNDER THE FUR CREDIT FACILITY, THE IMPARK CREDIT FACILITY AND THE BRIDGE LOAN

         The registrant and Impark recently negotiated amendments to, and waivers of any defaults under, the Credit Facilities and the Bridge Loan. The defaults resulted primarily from the failure to comply with various financial covenants. Although the defaults have been waived and the debt instruments have been amended, there can be no assurance that either the registrant or Impark will satisfy their respective financial covenants or their respective obligations, including principal and interest repayment obligations, under the FUR Credit Facility, the Bridge Loan or the Impark Credit Facility. If the registrant or Impark is unable to satisfy its obligations under either of these facilities or the Bridge Loan, the lenders may declare all indebtedness outstanding thereunder, together with any accrued interest thereon, due and payable immediately and by such action trigger cross-defaults under other debt instruments. There can be no assurance that the registrant or Impark will be able to refinance any of such indebtedness.


DEBT COVENANTS RESTRICT OPERATING FLEXIBILITY; FAILURE TO COMPLY WITH DEBT INSTRUMENTS COULD CAUSE ACCELERATION OF DEBT

         Debt instruments, including the Credit Facilities and the Bridge Loan, to which either of the registrant or the Management Company is currently a party, and to which either may become a party in the future, contain and may contain a number of significant covenants that, among other things, restrict in varying degrees either of the registrant or the Management Company from selling assets, incurring additional indebtedness, repaying other indebtedness, paying dividends, creating liens on assets, entering into leases, making investments, loans or advances, making acquisitions, engaging in mergers or consolidations, engaging in certain transactions with affiliates and certain other corporate activities. Each of the registrant's and the Management Company's ability to remain in compliance with certain such covenants will depend upon, among other things, its results of operations and may be affected by events beyond its control, including economic, financial and industry conditions. Accordingly, there can be no assurance that either of the registrant or the Management Company will remain in compliance with such agreements and covenants.

         In the event of a default under such instruments or agreements relating to any indebtedness of either of the registrant or the Management Company, the holders of such indebtedness generally will be able to declare all such indebtedness, together with accrued interest thereon, to be due and payable immediately and, in the case of collateralized indebtedness, to proceed against their collateral. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding thereunder to be due and payable pursuant to cross-default clauses. Accordingly, the occurrence of a default under any debt instrument could have a material adverse effect on the registrant or the Management Company and may cause the registrant or the Management Company to seek protection or relief under applicable bankruptcy laws.


CONTEMPLATED ASSET SALES WILL SHRINK PORTFOLIO AND RETURNS TO SHAREHOLDERS; REPLACEMENT ASSETS RESULTING FROM OTHER ASSET SALES MAY NOT PROVIDE GREATER SHAREHOLDER VALUE

         The registrant is in the process of selling various of its residential, retail, office and parking properties. Because the registrant intends to apply the net proceeds of these asset sales to repay outstanding indebtedness, its portfolio of properties will be smaller, less diverse and less valuable and will generate less revenue for ultimate distribution to its shareholders. In addition, the registrant may elect in the future to sell other assets. To the extent that the net proceeds of any of those asset sales are not used to acquire replacement assets or assets of at least equivalent value, the registrant's portfolio of properties will be similarly affected. There can be no assurance that the registrant will be able to sell the properties described above on advantageous terms, expeditiously or at all. Moreover, if any of these assets are sold and their net proceeds are applied towards the purchase of replacement assets, there can be no assurance that the registrant will be able to acquire replacement assets that will be as valuable as the assets they replace or provide greater returns to the registrant and its shareholders.


INCOME AND ACTIVITIES OF MANAGEMENT COMPANY MAY BE ATTRIBUTED TO THE REGISTRANT UNDER RECENT ANTI-STAPLING LEGISLATION AND MAY THREATEN REIT STATUS

         Under the Stapled REIT Legislation, the anti-stapling rules provided in the Code apply to real property interests acquired or substantially improved after March 26, 1998 by the registrant or the Management Company, or a subsidiary or partnership in which a 10% or greater interest is owned by either the registrant or the Management Company unless:

         - the real property interests are acquired pursuant to a written agreement that was binding on March 26, 1998 and at all times thereafter or

         - the acquisition of such real property interests was described in a public announcement or in a filing with the Securities and Exchange Commission on or before March 26, 1998.

Consequently, the income and activities of the Management Company with respect to any property acquired by the registrant or the Management Company after March 26, 1998, for which there was no binding written agreement, public announcement or filing with the Securities and Exchange Commission on or before March 26, 1998, will be attributed to the registrant for purposes of determining whether the registrant qualifies as a REIT under the Code. These attribution rules may make it more difficult for the registrant to qualify as a REIT and may subject the registrant to various additional taxes.



IMPROVED PROPERTIES MAY BECOME SUBJECT TO ANTI-STAPLING LEGISLATION UNDER CERTAIN CIRCUMSTANCES AND MAY THREATEN REIT STATUS

         The Stapled REIT Legislation also provides that a property held by a stapled REIT but not subject to the anti-stapling rules would become subject to such rules in the event of either

         - an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200% of

                  (1) the undepreciated cost of the property (prior to the improvement) or

                  (2) in the case of property acquired where there is a substituted basis, the fair market value of the property on the date it was acquired by the stapled REIT or

         - an addition or improvement that expands beyond the boundaries of the land included in such property.

The Stapled REIT Legislation contains an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect on December 31, 1999 and at all times thereafter.

         If previously exempt property of the registrant or the Management Company becomes subject to the anti-stapling rules upon the occurrence of any of the events described above, any income generated by, and activities conducted by the registrant and the Management Company through, such properties would be attributed to the registrant for purposes of determining whether the registrant qualifies as a REIT under the Code. These attribution rules may make it more difficult for the registrant to qualify as a REIT and may subject the registrant to various additional taxes.


OTHER LEGISLATION COULD ADVERSELY AFFECT THE REGISTRANT'S REIT QUALIFICATION

         Other legislation (including legislation previously introduced, but not yet passed), as well as regulations, administrative interpretations or court decisions, also could change the tax law with respect to the registrant's qualification as a REIT and the federal income tax consequence of such qualification. The adoption of any such legislation, regulations or administrative interpretations or court decisions could have a material adverse effect on the results of operations, financial condition and prospects of the registrant and could restrict the registrant's ability to grow.


DEPENDENCE ON QUALIFICATION AS A REIT; TAX AND OTHER CONSEQUENCES IF REIT QUALIFICATION LOST

         There can be no assurance that the registrant has operated in a manner to qualify as a REIT for federal income tax purposes in the past or that it will so qualify in the future. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a stapled REIT such as the registrant. Qualification as a REIT also involves the determination of various factual matters and circumstances not entirely within the registrant's control. In addition, the registrant's ability to qualify as a REIT is dependent upon its continued exemption from the anti-stapling rules of Section 269B(a)(3) of the Code, which, if they were to apply, would prevent the registrant from qualifying as a REIT. The "grandfathering" rules governing Section 269B generally provide, however, that Section 269B(a)(3) does not apply to a stapled REIT (except with respect to new real property interests as described above "--Income and Activities of Management Company May Be Attributable to the Registrant Under Recent Anti-Stapling Legislation and May Threaten REIT Status.") if the REIT and its stapled operating company were stapled on June 30, 1983. On June 30, 1983, the registrant was stapled with the Management Company. There are, however, no judicial or administrative authorities interpreting this "grandfathering" rule. Moreover, if for any reason the registrant failed to qualify as a REIT in 1983, the benefit of the "grandfathering" rule would not be available to the registrant, in which case the registrant would not qualify as a REIT for any taxable year from and after 1983. The failure of the registrant to qualify as a REIT would have a material adverse effect on the registrant's ability to make dividends to its shareholders and to pay amounts due on its indebtedness.

         If it is determined that the registrant did not qualify as a REIT during any of the preceding five fiscal years, the registrant potentially could incur corporate tax with respect to a year that is still open to adjustment by the Internal Revenue Service ("IRS"). If the registrant were to fail to qualify as a REIT, it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions and subject to the discussion above regarding the impact if the registrant failed to qualify as a REIT in 1983, the registrant also would be disqualified from re-electing REIT status for the four taxable years following the year during which qualification is lost. Failure to qualify as a REIT would result in additional tax liability to the registrant for the year or years involved. In addition, the registrant would no longer be required by the Code to make dividends to its shareholders. To the extent that dividends to shareholders would have been made in anticipation of the registrant's qualifying as a REIT, the registrant might be required to borrow funds or to liquidate certain of its investments on disadvantageous terms to pay the applicable tax.

         The failure to qualify as a REIT would also constitute a default under certain debt obligations of the registrant, which would generally allow the holders thereof to demand the immediate repayment of such indebtedness. Any acceleration of this indebtedness (including through cross-defaults) could have a material adverse effect on the registrant and its ability to make dividends to shareholders and to pay amounts due on this and other indebtedness.


ADVERSE EFFECTS OF REIT MINIMUM DIVIDEND REQUIREMENTS

         In order to qualify as a REIT, the registrant is generally required each year to distribute to its shareholders at least 95% of its taxable income (excluding any net capital gain). In addition, if the registrant were to dispose of assets acquired in certain acquisitions during the ten-year period following the acquisitions, the registrant would be required to distribute at least 95% of the amount of any "built-in gain" attributable to such assets that the registrant recognizes in the disposition, less the amount of any tax paid with respect to such recognized built-in gain. The registrant generally is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of:

         -        85% of its ordinary income for that year,

         -        95% of its capital gain net income for that year, and

         -        100% of its undistributed income from prior years.

         The registrant intends to make distributions to its shareholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. Differences in timing between the recognition of taxable income and the receipt of cash available for distribution could require the registrant to borrow funds on a short-term basis on disadvantageous terms to meet the 95% distribution requirement and to avoid the nondeductible excise tax.

         Distributions to shareholders by the registrant are determined by the registrant's board of trustees ("Board of Trustees") and depend on a number of factors, including the amount of cash available for distribution, financial condition, results of operations, any decision by the Board of Trustees to reinvest funds rather than to distribute such funds, capital expenditures, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains, return of capital, or a combination thereof. The registrant will provide shareholders with annual statements as to the taxability of distributions.


ABILITY TO OPERATE PROPERTIES DIRECTLY AFFECTS THE REGISTRANT'S FINANCIAL CONDITION

         The registrant's investments will be subject to the risks inherent in owning real estate. The underlying value of the registrant's real estate investments, the results of its operations and its ability to make distributions to its shareholders and to pay amounts due on its indebtedness will depend on its ability to operate the registrant's properties in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of its operating and other expenses.


ILLIQUIDITY OF REAL ESTATE

         Real estate investments are relatively illiquid. The registrant's ability to vary its portfolio in response to changes in economic and other conditions will therefore be limited. If the registrant decides to sell an investment, no assurance can be given that the registrant will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup or exceed the amount of the registrant's investment.


INCREASES IN PROPERTY TAXES COULD AFFECT ABILITY TO MAKE EXPECTED SHAREHOLDER DISTRIBUTIONS

         The registrant's real estate investments are all subject to real property taxes. The real property taxes on properties in which the registrant invests may increase or decrease as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Increases in property taxes may have an adverse effect on the registrant and its ability to make distributions to shareholders and to pay amounts due on its indebtedness.


ENVIRONMENTAL LIABILITIES

         The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may affect the operating costs of the registrant. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the registrant's ability to borrow by using such real property as collateral.

         Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials or "ACMs," into the environment. In addition, third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials. Environmental laws may also impose restrictions on the use or transfer of property, and these restrictions may require expenditures. In connection with the ownership and operation of any of the registrant's properties, the registrant, the Management Company and the other lessees of these properties may be liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect the registrant and the Management Company and their ability to pay amounts due on their indebtedness and with respect to the registrant, to make distributions to its shareholders.

         Prior to undertaking major transactions, the registrant has hired independent environmental experts to review specific properties. Thirty-six properties have been reviewed and no significant environmental hazards have been uncovered. The registrant has no reason to believe that any environmental contamination or violation of any applicable law, statute, regulation or ordinance governing hazardous or toxic substances has occurred or is occurring. However, no assurance can be given that hazardous or toxic substances are not located on any of the properties. The registrant will also endeavor to protect itself from acquiring contaminated properties or properties with significant compliance problems by obtaining site assessments and property reports at the time of acquisition when it deems such investigations to be appropriate. There is no guarantee, however, that these measures will successfully insulate the registrant from all such liabilities.


COMPLIANCE WITH THE ADA MAY AFFECT EXPECTED DISTRIBUTIONS TO THE REGISTRANT'S SHAREHOLDERS

         Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that the registrant is not in compliance with the ADA could also result in the imposition of fines and/or an award of damages to private litigants. If the registrant were required to make modifications to comply with the ADA, there could be a material adverse effect on its ability to pay amounts due on its indebtedness or to make distributions to its shareholders.


UNINSURED AND UNDERINSURED LOSSES

         The registrant may not be able to insure its properties against losses of a catastrophic nature, such as earthquakes and floods, because such losses are uninsurable or not economically insurable. The registrant will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on its investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it not feasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, received by the registrant might not be adequate to restore its economic position with respect to such property.


INABILITY TO REFINANCE

         The registrant is subject to the normal risks associated with debt and preferred stock financings, including the risk that the registrant's cash flow will be insufficient to meet required payments of principal and interest and distributions, the risk that indebtedness on its properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If the registrant were unable to refinance the indebtedness on acceptable terms, or at all, the registrant might be forced to dispose of one or more of its properties on disadvantageous terms, which might result in losses to the registrant, which losses could have a material adverse effect on the registrant and its ability to make distributions to shareholders and to pay amounts due on its indebtedness. Furthermore, if a property is mortgaged to secure payment of indebtedness and the registrant is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to the registrant. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the registrant's ability to meet the REIT distribution requirements of the Code.


RISING INTEREST RATES

         The registrant has incurred and expects in the future to incur indebtedness which bears interest at variable rates. Accordingly, increases in interest rates would increase the registrant's interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on the registrant and its ability to make distributions to shareholders and to pay amounts due on its indebtedness or cause the registrant to be in default under certain debt instruments. In addition, an increase in market interest rates may cause holders to sell their shares of beneficial interest of the registrant ("Common Shares") and reinvest the proceeds thereof in higher yielding securities, which could adversely affect the market price for the Common Shares.


IMPACT OF YEAR 2000 ISSUES

         In June 1998, the registrant and the Management Company implemented a multi-step Year 2000 Compliance Project (the "Project") that was intended to assess the ability of their computer systems to properly recognize dates prior to, on, or after January 1, 2000. Any failure by the registrant and the Management Company to correct a material Year 2000 issue could result in the interruption or failure of certain normal business activities or operations. The most reasonable worst case scenarios for the registrant are

         - a significant number of tenants at shopping centers will not be able to record sales transactions using their automated equipment or accept credit card transactions, and

         - electric utility companies will not be able to provide power to operate shopping centers, office buildings, apartment complexes or parking facilities.

The most reasonable worst case scenarios for Impark are

         - its financial reporting system will not work on or after January 1, 2000, and

         - parking equipment that has been identified as non-compliant will not accept credit cards from parking patrons at the facilities it manages.

         The registrant and the Management Company expect the total cost of required modifications to achieve Year 2000 compliance to be between $1.0 million and $2.0 million, including enhancements to software programs and upgrades to hardware. If these most reasonable worst case scenarios occurred, they could have a material adverse affect on the registrant's and the Management Company's results of operations, liquidity and financial condition.


EXCHANGE RATE LOSSES

         At December 31, 1998, the Management Company had approximately $157 million of revenues attributable to Impark's Canadian operations, representing approximately 48% of the registrant's and the Management Company's total revenues. The registrant does not hedge its foreign currency exposure and does not currently intend to do so in the future.

         The registrant recognized a $2.2 million charge during 1998 related to unrealized exchange rate losses on loans to affiliated Canadian companies. As of December 31, 1998, the registrant also has recorded a $2.1 million loss from the translation of the Canadian operations as a separate component of shareholders' equity. There can be no assurance that foreign currency rate fluctuations will not have a material adverse effect on the registrant's business, financial condition or results of operations in the future.


RESULTS OF OPERATIONS ADVERSELY AFFECTED BY FACTORS BEYOND THE REGISTRANT'S CONTROL

         Results of operations of the registrant's properties may also be adversely affected by, among other things:

         - changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

         - changes in interest rates and in the availability, cost and terms of financing;

         - the impact of present or future environmental legislation and compliance with environmental laws and other regulatory requirements;

         - the ongoing need for capital improvements, particularly in older structures;

         - changes in real estate tax rates and assessments and other operating expenses;

         -        adverse changes in governmental rules and fiscal policies;
         -        adverse changes in zoning and other land use laws; and

         - earthquakes and other natural disasters (which may result in uninsured losses) and other factors which are beyond its control.


CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

         Any statements in this report, including any statements in the documents that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

         - the declaration or payment of distributions by the registrant or the Management Company,

         -        the ownership, management and operation of properties,

         - potential acquisitions or dispositions of properties, assets or other businesses by the registrant or the Management Company,

         - the policies of the registrant or the Management Company regarding investments, acquisitions, dispositions, financings and other matters,

         - the qualification of the registrant as a REIT under the Code and the "grandfathering" rules under Section 269B of the Code,

         -        the real estate industry and real estate markets in general,

         -        the availability of debt and equity financing,

         -        interest rates,

         -        general economic conditions,

         -        supply and customer demand,

         -        trends affecting the registrant or the Management Company,

         - the effect of acquisitions or dispositions on capitalization and financial flexibility,

         - the anticipated performance of the registrant or the Management Company and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing, and

         - the ability of the registrant or the Management Company and of acquired properties and businesses to grow.

Shareholders are cautioned that, while forward-looking statements reflect the respective companies' good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this prospectus and any accompanying prospectus supplement, including, without limitation, the information set forth in "Risk Factors" below or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. Neither the registrant nor Management Company undertakes any obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

         The number of persons employed by the registrant is 43.

ITEM 2.  PROPERTIES
-------  ----------
         The following table sets forth certain information relating to the registrant's investments at December 31, 1998:




                                                                        Square                Year        Total
                                                 Date of     Ownership  feet(1)  Occupancy construction    cost
Direct equity investments      Location        acquisition   percentage  (000)     rate(2)  completed     (000)
-------------------------      --------        -----------   ---------- -------  --------- -----------   -------

Shopping Malls:
Eastern
-------
Mountaineer                  Morgantown, WV       1/29/78      100%      676(4)     87%       1975      $ 33,513
Fingerlakes                  Auburn, NY           9/28/81      100       405        60        1980        27,967
Fairgrounds Square           Reading, PA          9/30/81      100       723(5)     91        1980        42,359
Crossroads                   St. Cloud, MN        1/01/72      100       738(9)     99        1966        35,201
Two Rivers                   Clarksville, TN      9/26/75      100       231(10)    45        1968         8,771
Crossroads                   Fort Dodge, IA       4/22/77      100       429(11)    92        1967        13,748
Kandi                        Willmar, MN          3/12/79      100       448        85        1973        21,009
Woodland Commons(12)         Buffalo Grove, IL    4/03/95      100       170        100       1991        22,204
Westgate Towne Centre        Abilene, TX          4/22/77      100       163(13)    98        1962        16,900
                                                                                                        --------
                                                                                                         221,672
                                                                                                        --------
Western
-------
Valley North                 Wenatchee, WA        8/30/73      100       267        87        1966         5,262
Mall 205                     Portland, OR         3/01/75      100       432(14)    94        1970        14,371
Plaza 205                    Portland, OR         4/26/78      100       167        100       1970         4,558
Valley                       Yakima, WA           5/01/80      100       390(15)    89        1972        11,737
                                                                                                        --------
                                                                                                          35,928
                                                                                                        --------
Southwestern:
-------------
Alexandria                   Alexandria, LA      09/01/97      100       898        95        1973        31,681
Brazos                       Lake Jackson, TX    09/01/97      100       707        92        1976        25,938
Killeen                      Killeen, TX         09/01/97      100       579        93        1981        42,625
Mesilla Valley               Las Cruces, NM      09/01/97      100       593        90        1981        40,191
Park Plaza                   Little Rock, AR     09/01/97      100       547        100       1988        64,145
Pecanland                    Monroe, LA          09/01/97      100       923        99        1985        46,462
Shawnee                      Shawnee, OK         09/01/97      100       445        95        1989        19,717
Villa Linda                  Santa Fe, NM        09/01/97      100       569        92        1985        43,978
                                                                                                        --------
                                                                                                         314,737
                                                                                                        --------
                                                                                                         572,337
                                                                                                        --------
Apartments:
Midwestern
----------
Somerset Lakes               Indianapolis, IN    11/10/88      100       360 units  93        1975        21,135
Hunter's Creek               Cincinnati, OH      12/11/96      100       146 units  98        1980         5,785
Steeplechase                 Cincinnati, OH      06/30/95      100       272 units  96        1987        12,246
                                                                                                         -------
                                                                                                          39,166
                                                                                                         -------
Southern
--------
Briarwood                    Fayetteville, NC     6/30/91      100       274 units  95        1968-70      8,425
Woodfield Gardens            Charlotte, NC        6/30/91      100       132 units  90        1974         3,933
Windgate Place               Charlotte, NC        6/30/91      100       196 units  94        1974-78      6,554
Walden Village               Atlanta, GA          6/01/92      100       372 units  96        1973        14,376
Beech Lake                   Durham, NC           8/19/94      100       345 units  94        1986        20,217
                                                                                                         -------
                                                                                                          53,505
                                                                                                         -------
                                                                                                          92,671
                                                                                                         -------


                                                    Mortgage Loans
                               ----------------------------------------------------------
                                             Balance      Principal
                               Original         at        repayment
                               balance(s)    12/31/98      for 1999  Interest    Year of
Direct Equity Investments        (000)        (000)         (000)      rate      maturity
-------------------------      ---------    ---------     ---------  --------    --------

Shopping Malls:
Eastern
-------
Mountaineer                    $ 4,600(3)   $ 3,734       $  236      8.250%       2009
Fingerlakes                        ---          ---          ---        ---         ---
Fairgrounds Square                 ---          ---(6)       ---        ---         ---
Crossroads                      49,500(3)    47,528          743      7.485        2002
Two Rivers                         ---          ---          ---        ---         ---
Crossroads                         ---          ---(6)       ---        ---         ---
Kandi                              ---          ---(6)       ---        ---         ---
Woodland Commons(12)            12,000(3)    11,491          256      7.750        2006
Westgate Towne Centre              ---          ---          ---        ---         ---
                               -------      -------       ------
                                66,100       62,753        1,235
                               -------      -------       ------
Western
-------
Valley North                       ---          ---          ---        ---         ---
Mall 205                           ---          ---(6)       ---        ---         ---
Plaza 205                          ---          ---(6)       ---        ---         ---
Valley                             ---          ---(6)       ---        ---         ---
                                ------       ------        -----
                                   ---          ---          ---
                                ------       ------        -----
Southwestern:
-------------
Alexandria                      21,463       21,223(7)       199      8.430        2006
Brazos                          15,749       15,573(7)       146      8.430        2006
Killeen                         28,319       28,002(7)       262      8.430        2006
Mesilla Valley                  24,643       24,367(7)       228      8.430        2006
Park Plaza                      37,511       37,091(7)       347      8.430        2006
Pecanland                       39,344       38,711(8)       543     12.250        2017
Shawnee                         11,576       11,447(7)       107      8.430        2006
Villa Linda                     24,692       24,416(7)       228      8.430        2006
                              --------      -------       ------
                               203,297      200,830        2,060
                              --------      -------       ------
                               269,397      263,583        3,295
                              --------      -------       ------
Apartments:
Midwestern
----------
Somerset Lakes                  15,000(3)    14,410          254      7.650        2006
Hunter's Creek                   2,738        2,706           24      8.470        2002
Steeplechase                     9,000(3)     8,632          158      7.395        2006
                               -------      -------       ------
                                26,738       25,748          436
                                ------       ------       ------
Southern
--------
Briarwood                          ---          ---(6)       ---        ---         ---
Woodfield Gardens                  ---          ---(6)       ---        ---         ---
Windgate Place                     ---          ---(6)       ---        ---         ---
Walden Village                     ---          ---(6)       ---        ---         ---
Beech Lake                      12,500(3)    11,984          202      6.869        2005
                                ------       ------        -----
                                12,500       11,984          202
                                ------       ------        -----
                                39,238       37,732          638
                                ------       ------        -----



ITEM 2.  PROPERTIES
-------  ----------
           -CONTINUED



                                                                          Square                 Year        Total
                                                   Date of    Ownership   feet(1)  Occupancy  construction   cost
Direct equity investments     Location           acquisition  percentage   (000)    rate(2)    completed     (000)
-------------------------     --------           -----------  ----------  -------  ---------  ------------   -----

Office Buildings:
Midwestern
----------
55 Public Square             Cleveland, OH         01/15/63       100%      396        82%       1959       $ 38,945
Circle Tower                 Indianapolis, IN      10/16/74       100       102        87        1930          4,919
                                                                                                            --------
                                                                                                              43,864
                                                                                                            --------

Southern
--------
Henry C. Beck(16)            Shreveport, LA        08/30/74       100       185        84        1958         10,196
                                                                                                            --------
                                                                                                              10,196
                                                                                                            --------

Western Redevelopment
---------------------
North Valley Tech Center     Denver, CO            12/03/69       100       484        57(17)    1967         28,392
Sutter Buttes Center         Marysville, CA        12/19/79       100       427        54(18)    1972         13,868
                                                                                                            --------
                                                                                                              42,260
                                                                                                            --------
                                                                                                              96,320
                                                                                                            --------

Parking Facilities:
United States
-------------
Huntington Garage            Cleveland, OH         12/31/75       100     1,100 spcs  ---        1969          8,127
West Third St. lot           Cleveland, OH         09/19/77       100       300 spcs  ---         ---          2,443
5th and Marshall Garage      Richmond, VA          02/24/98       100       793 spcs  ---        1985          9,192
Long Street Garage           Columbus, OH          01/16/98       100       550 spcs  ---        1978          3,928
Madison & Wells Garage       Chicago, IL           01/28/98       100     1,107 spcs  ---        1998         43,184
Magic Mile Lot               Arlington, TX         03/26/98       100     1,000 spcs  ---        1997          3,011
Printer's Alley Garage       Nashville, TN         07/01/98       100       275 spcs  ---        1926          6,650
                                                                                                            --------
                                                                                                              76,535
                                                                                                            --------

Canada:
-------
10th Ave. Lot                Calgary, Alberta      05/05/97       100        55 spcs  ---         ---            228
1009-9th Ave. Lot            Calgary, Alberta      05/05/97       100       142 spcs  ---         ---            587
Parkade                      Edmonton, Alberta     05/05/97       100       562 spcs  ---        1958          1,241
103 St. Lot                  Edmonton, Alberta     05/05/97       100        61 spcs  ---         ---            310
107th St.                    Edmonton, Alberta     05/05/97       100        --  (18) 100        1973            196
221 9th Ave. Lot             Calgary, Alberta      05/05/97       100       148  (19) ---         ---          1,370
Blanchard St.                Victoria, Br.Columbia 05/05/97       100        --  (19) 100        1982            312
Graham Ave. Lot              Winnipeg, Manitoba    05/05/97       100       175 spcs  ---         ---          1,124
Water Ave. Lot               Winnipeg, Manitoba    05/05/97       100       235 spcs  ---         ---            595
Young St. Lot                Winnipeg, Manitoba    05/05/97       100        40 spcs  ---         ---             98
Broadway Lot                 Winnipeg, Manitoba    05/05/97       100        67 spcs  ---         ---            415
Donald St. Lot               Winnipeg, Manitoba    05/05/97       100        --  (20) ---         ---            113
Broad St. Lot                Regina, Saskatchewan  05/05/97       100        20 spcs  ---         ---             35
Queens Quay                  Toronto, Ontario      05/05/97       100        --  (19) 100        1950          1,206
351 Smith St.                Winnipeg, Manitoba    09/09/97       100       110 spcs  ---         ---            800
                                                                                                            --------
                                                                                                               8,630
                                                                                                            --------
                                                                                                              85,165
                                                                                                            --------
                                                                                                            $846,493
Write-down for unrealized loss on carrying value of real estate (21)                                         (39,634)
Total equity investments                                                                                    --------
                                                                                                            $806,859
                                                                                                            ========


                                             Mortgage Loans
                              ---------------------------------------------------------
                                            Balance    Principal
                              Original         at      repayment
                              balance(s)    12/31/98    for 1999    Interest   Year of
Direct equity investments       (000)        (000)       (000)        rate     maturity
-------------------------     ---------    ---------   ---------    --------   --------

Office Buildings:
Midwestern
----------
55 Public Square               $   ---      $   ---(6)   $   ---         ---        ---
Circle Tower                       ---          ---          ---         ---        ---
                              --------       ------       ------
                                   ---          ---          ---
                              --------       ------       ------

Southern
--------
Henry C. Beck                      ---          ---          ---         ---        ---
                              --------        -----       ------
                                   ---          ---          ---
                              --------        -----       ------

Western Redevelopment
---------------------
North Valley Tech Center           ---          ---          ---         ---        ---
Sutter Buttes Center               ---          ---          ---         ---        ---
                              --------        -----        -----
                                   ---          ---          ---
                              --------        -----        -----
                                   ---          ---          ---
                              --------        -----        -----
Parking Facilities:
United States
-------------
Huntington Garage                9,300(3)     8,201          282       8.550%      2014
West Third St. Garage              ---          ---          ---         ---        ---
5th and Marshall Garage            ---          ---(6)       ---         ---        ---
Long Street Garage               1,602(3)     1,526(21)       93(21)        (21)    ---(21)
Madison & Wells Garage          30,000(3)    30,000          ---      LIBOR+1.75%  2001
Magic Mile Lot                     ---          ---          ---         ---        ---
Printer's Alley Garage           4,468(3)     4,000          ---      LIBOR+1.75%  2001
                               -------       ------      -------
                                45,370       43,727          375
                               -------       ------      -------

Canada:
-------
10th Ave. Lot                      ---          ---          ---         ---        ---
1009-9th Ave. Lot                  ---          ---          ---         ---        ---
Parkade                            ---          ---          ---         ---        ---
103 St. Lot                        ---          ---          ---         ---        ---
107th St.                          ---          ---          ---         ---        ---
221 9th Ave. Lot                   ---          ---          ---         ---        ---
Blanchard St.                      ---          ---          ---         ---        ---
Graham Ave. Lot                    ---          ---          ---         ---        ---
Water Ave. Lot                     ---          ---          ---         ---        ---
Young St. Lot                      ---          ---          ---         ---        ---
Broadway Lot                       ---          ---          ---         ---        ---
Donald St. Lot                     ---          ---          ---         ---        ---
Broad St. Lot                      ---          ---          ---         ---        ---
Queens Quay                        ---          ---          ---         ---        ---
351 Smith St.                      ---          ---          ---         ---        ---
                              --------      -------      -------
                                   ---          ---          ---
                              --------      -------      -------
                                45,370       43,727          375
                              --------      -------      -------
                                   ---          ---          ---
                             ---------     --------      -------
                             $ 354,005     $345,042      $ 4,308
                             =========     ========      =======

(1) The square footage shown represents gross leasable area for shopping malls and net rentable area for office buildings. The apartments are shown as number of units. The parking garages and parking facilities are shown as number of parking spaces.

(2) Occupancy rates shown are as of December 31, 1998, and are based on the total square feet at each property, except apartments which are based on the number of units and occupied at the end of the year.

(3) The registrant obtained mortgages on the following properties subsequent to acquisition: Huntington Parking Garage in the amount of $9,300,000 in 1993; Mountaineer Mall in the amount of $4,600,000 in 1994; Crossroads Shopping Center (St. Cloud, MN) in the amount of $49,500,000 in 1995; Woodland Commons in the amount of $12,000,000 in 1996; Somerset Lakes in the amount of $15,000,000 in 1996; Steeplechase in the amount of $9,000,000 in 1996; Beech Lake in the amount of $12,500,000 in 1996; Hunter's Creek in the amount of $2.7 million; Madison & Wells Garage in the amount of $30,000,000 in 1998. The registrant assumed $4,468,000 and $1,602,000 in mortgage debt upon the acquisition of the Printer's Alley Garage and the Long Street Garage, respectively.

(4) The total mall contains 676,000 square feet; the registrant owns 618,000 square feet, the balance being ground leased to Giant Eagle Markets, Inc.

(5) The total mall contains 723,000 square feet; the registrant owns 537,000 square feet, the balance being separately ground leased to Boscov's Department Store, Inc.

(6) These properties are the collateral for the registrant's $110 million revolving line of credit.

(7) The mortgage secured by these malls requires that all rents and other tenant charges be deposited into a bank account which serves as additional security for the lender.

(8) The mortgage loan participates in 55% of revenues, as defined, in excess of $5,970,516.

(9) The total mall contains 738,000 square feet; the registrant owns 626,000 square feet, the balance being separately owned by Target Stores.

(10) The mall is currently being converted to an office complex in 1998. Approximately 58,000 square feet of office space has been leased to an office tenant opening in the second quarter of 1999.

(11) The total mall contains 429,000 square feet; the registrant owns 332,000 square feet, the balance being separately owned by an unrelated third party with Sears, Roebuck and Co. as tenant.

(12) This property was sold in February 1999 for $21.6 million resulting net proceeds of $9.3 million after repayment of debt.

(13) The mall is currently being redeveloped as a power strip center with Winn-Dixie occupying 65,000 square feet in July 1998. Currently, 95,000 square feet is separately owned by Montgomery Ward & Co., Incorporated.

(14) The total mall contains 432,000 square feet; the registrant owns 255,000 square feet, the balance being separately owned by Montgomery Ward Development

         Corporation.

(15) The total mall contains 390,000 square feet; the registrant owns 272,000 square feet, the balance being separately ground leased to Sears, Roebuck and Co.

(16) The registrant sold this building in March 1999 for $2.1 million resulting in net proceeds of $1.8 million.

(17) North Valley Technical Center was repositioned from a shopping mall to an office complex during 1995. Montgomery Ward vacated the complex in 1997 allowing the registrant to continue to retenant the former mall as an office center.

(18) The property was inundated by a flood which occurred in February 1986. The mall was subsequently rebuilt and re-opened in November 1986. A temporary tenant occupied approximately 70,000 square feet as of December 31, 1998. The Trust is pursuing a mixed use strategy for this former retail facility.

(19) These properties are general use buildings currently being used as regional and city offices by Impark Limited.

(20)     This property is currently demolished and awaiting redevelopment.

(21) This property has two mortgages. Interest rates are 8.25% and 8.625%. The mortgages mature in 2003 and 2009, respectively. The 8.25% mortgage, in the principal amount of $863,000 has a principal payment for 1999 of $50,000. The 8.625% mortgage, in the principal amount of $663,000, has a principal payment for 1999 of $43,000.

(22) In December 1995, the registrant recorded a $14 million unrealized loss on the carrying value of assets identified for disposition. Subsequent to the disposition of three office buildings and one shopping mall, this reserve was $3,630,000 as of December 31, 1997 after restatement due to the retroactive restatement of depreciation expense. In
         December 1998, the registrant recorded a $36 million unrealized loss on the carrying value of assets identified for disposition.


         As of December 31, 1998, the registrant owned in fee its interests in Crossroads Center (St. Cloud, MN), Woodland Commons, Mall 205, Crossroads Mall (Ft. Dodge, IA), Westgate Towne Centre, Mountaineer Mall, Plaza 205, Valley Mall, Fingerlakes Mall, Fairgrounds Square Mall, 55 Public Square Building, Henry C. Beck Building, Sutter Buttes Center, Brazos Mall, Killeen Mall, Mesilla Valley Mall, Park Plaza Mall, Pecanland Mall, Shawnee Mall, Villa Linda Mall, Somerset Lakes Apartments, Briarwood Apartments, Woodfield Gardens Apartments, Windgate Place Apartments, Walden Village Apartments, Beech Lake Apartments, Steeplechase Apartments, Hunter's Creek Apartments, Parkade, West Third Lot, 10th Avenue, 1009 9th Avenue, 103 St., 107 St., 221 9th Avenue, Graham Ave., Water Ave., Young St., Broad St., Broadway, 357 Smith St., Blanchard St., Queens Quay, Donald St., St. Clair Development Property, Madison & Wells Garage, Long Street Garage, 5th & Marshall Garage, Magic Mile Lot, Printer's Alley Garage. The registrant holds a leasehold estate or estates, or a fee interest and one or more leasehold estates in Valley North Mall, Two Rivers Mall, Kandi Mall, Alexandria Mall, Circle Tower Building and North Valley Technical Center and the Huntington Garage.

RENTALS FROM NET LEASES

         The registrant leases 47 of its properties to its Management Company. The Management Company operates these properties and pays the registrant a fixed based rent and participation rent based on property revenues (Percentage Rents)

         The following table sets forth the rentals paid to the registrant from the Management Company for the year ended December 31, 1998, under net leases of the properties indicated:


                                             ANNUAL
PROPERTY                                    BASE RENT             PERCENTAGE RENTS
--------                                    ---------             ----------------

SHOPPING MALLS:
EASTERN
-------
Mountaineer (1)                              $ 755,000                $ 712,000

Fingerlakes (1)(3)                             780,000                  174,000

Fairgrounds Square (1)                       2,850,000                  921,000

Crossroads
(St. Cloud, MN.) (1)(4)                      3,307,500                3,397,000

Two Rivers (1)                                     ---                   32,000

Crossroads
(Ft. Dodge, IA) (1)                            736,000                  809,000

Westgate Towne Centre (1)                          ---                   35,000

Kandi (1)                                      712,000                  545,000

Woodland Commons (1)                         1,600,000                  416,000

WESTERN
-------
Valley North (1)                               400,000                  142,000

Mall 205 (1)                                 1,232,000                  534,000

Plaza 205 (1)                                  276,000                  272,000

Valley (1)                                     463,000                  472,000

SOUTHWESTERN
------------
Alexandria (2)

Brazos (2)

Killeen (2)

Mesilla Valley (2)

Park Plaza (2)

Pecanland (2)

Shawnee (2)

Villa Linda (2)

APARTMENTS:
MIDWESTERN
----------
Somerset Lakes (1)                             971,000                1,207,000

Steeplechase (1)                               800,000                  595,000

Hunter's Creek (1)                             500,000                   36,000

SOUTHERN
--------
Briarwood (1)                                  435,000                  232,000

Woodfield Gardens (1)                          100,000                   54,000



Windgate Place (1)                             235,000                 103,000

Walden Village (1)                             850,000                 568,000

Beech Lake (1)                                 955,000                 722,000

OFFICE BUILDINGS:
MIDWESTERN
----------
55 Public Square (1),(5)                    $1,650,000               1,260,000

Circle Tower (1)                               209,000                 134,000
SOUTHERN
--------
Henry C. Beck (1)                              179,000                 166,000
WESTERN
-------
North Valley Technical Center (1)              500,000                  57,000

Sutter Buttes Center (1)                       292,000                 271,000

PARKING:
UNITED STATES
-------------
Huntington Garage (1)                          825,000                 154,000

West Third Lot (1)                             150,000                  74,000

201 West Madison Garage (1)                  2,400,000               1,458,000

60 East Long Street Garage (1)                 400,000                     ---

5th & Marshall Garage (1)                      500,000                  57,000

Magic Mile Lot (1)                                 ---                  92,000

Printer's Alley Garage (1)                     450,000                     ---
CANADIAN
--------
10th Avenue (1)                                 15,600                     ---

1009 9th Avenue (1)                             39,000                     ---

Parkade (1)                                    130,000                     ---

103 St.(1)                                      27,000                     ---

221 9th Ave. (1)                                95,000                     ---

245 Graham Ave. (1)                             60,000                     ---

168 Water Ave. (1)                              65,000                     ---

336 Young St. (1)                                7,000                     ---

304 Broadway (1)                                 8,000                     ---

1724 Broad St. (1)                               4,000                     ---

351 Smith St. (1)                                3,000                     ---


(1)      Leased to the Management Company.

(2) The Management Company manages these shopping malls for the registrant and receives a management fee of 4% of gross receipts as a management fee, as defined, and a leasing fee of 4.5% of base rent, as defined, over the term of the lease, for new and renewal tenants, respectively.

(3)      Includes a separate lease for Fingerlakes Storage.

(4)      Includes a separate lease for the Stearns County Building.

(5)      Includes a separate lease for the Illuminating Parking Garage.




ITEM 3. LEGAL PROCEEDINGS.

REGISTRANT VS. THE STATE OF CALIFORNIA

         The registrant has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the registrant on the liability portion of this inverse condemnation suit, which the State of California appealed. The registrant is proceeding with its damage claim in Superior Court of the State of California. No recognition of potential income has been made in the December 31, 1998 Combined Financial Statements.


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


         "Market Price and Dividend Record" presented on page 1 of Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

         "Selected Financial Data" presented on page 2 and 3 of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 25 through 31 of Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK.

        Quantitative and Qualitative disclosures regarding market risk presented on page 31 of Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS.

         The "Combined Balance Sheets" as of December 31, 1998 and 1997, and the "Combined Statements of Operations, Combined Statements of Comprehensive Income, Combined Statements of Changes in Cash, Combined Statements of Shareholders' Equity" for the years ended December 31, 1998, 1997 and 1996, of the registrant, "Notes to Combined Financial Statements" and "Report of Independent Public Accountants" are presented on pages 4 through 24 of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (A) DIRECTORS.

         "Election of Trustees" presented in the registrant's 1999 Proxy Statement is incorporated herein by reference.

         (B) EXECUTIVE OFFICERS.

         Executive offices as presented in the registrant's 1999 Proxy Statement is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         "Compensation of Trustees" and "Executive Compensation", presented in the registrant's 1999 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         "Security Ownership of Trustees, Officers and Others" presented in the registrant's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         "Certain Transactions and Relationships" presented in the registrant's 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         (1) FINANCIAL STATEMENTS:

                  Combined Balance Sheets - December 31, 1998 and 1997 on page 4 of Exhibit 13.

                  Combined Statements of Operations - For the Years Ended December 31, 1998, 1997 and 1996 on page 5 of Exhibit 13.

                  Combined Statements of Comprehensive Income - For the Years Ended December 31, 1998, 1997 and 1996 on page 5 of
                  Exhibit 13.

                  Combined Statements of Changes in Cash - For the Years Ended December 31, 1998, 1997 and 1996 on page 6 of Exhibit 13.

                  Combined Statements of Shareholders' Equity - For the Years Ended December 31, 1998, 1997 and 1996 on page 7 of
                  Exhibit 13.

                  Notes to Combined Financial Statements on pages 8 to 23 of
                  Exhibit 13.

                  Report of Independent Public Accountants on page 24 of
                  Exhibit 13.

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

(B) EXHIBITS.


EXHIBIT                                                                          INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                            REFERENCE TO                         PAGE
------                         -----------                                            ------------                         ----
(3)(a)          Declaration of Trust of Registrant dated August 1, 1961,       Registration Statement on Form S-3 No.
                as amended through July 25, 1986                               33-4493
                                                                                                                           ----

(3)(b)          By-laws of Registrant, as amended                              Registration Statement on Form S-3 No.
                                                                               33-4493                                     ----

(3)(c)          By-laws of Registrant, as amended                              March 31, 1997
                                                                               Form 10-Q                                   ----

(3)(d)          By-laws of Registrant as amended                               1998 10-K
                                                                                                                            X
                                                                                                                           ----
(4)(a)          Form of certificate for Shares of Beneficial Interest          Registration Statement on Form S-3 No.
                                                                               33-2818                                     ----

(4)(b)          Form of Indenture governing Debt Securities, dated             Registration Statement on Form S-3 No.
                February 1, 1983 between Registrant and Ameritrust             2-81605
                Company                                                                                                    ----

(4)(c)          Form of Debt Security                                          Registration Statement on Form S-3 No.
                                                                               33-4493                                     ----

(4)(d)          Form of Indenture governing  Debt Securities, dated            Registration Statement on Form S-3 No.
                October 1, 1993 between Registrant and Society National        33-68002
                Bank                                                                                                       ----

(4)(e)          Form of Note                                                   Registration Statement on Form S-3 No.
                                                                               33-68002                                    ----

(4)(f)          Form of Indenture governing Debt Securities                    Registration Statement  on Form S-3 No.
                                                                               333-00953
                                                                                                                           ----
(4)(g)          Rights Agreement between Registrant and National City          Form 8-A dated March 30, 1990 No. 0-18411
                Bank dated March 7, 1990                                                                                   ----

(4)(h)          Certificate of Designations relating to Registrant's           Form 8-K dated October 24, 1996
                Series A Cumulative Redeemable Preferred Shares of                                                         ----
                Beneficial Interest

(4)(i)          Standby Purchase Agreement between Registrant and Gotham       Schedule 13D dated August 11, 1998
                Partners, L.P. dated August 11, 1998                                                                       ----

(4)(j)          Standby Purchase Agreement between Registrant and Gotham       Schedule 13D dated August 11, 1998
                Partners III, L.P. dated August 11, 1998                                                                   ----
                                                                                                                            X
(4)(l)          Warrant to purchase 500,000 shares of beneficial interest                                                  ----
                of Registrant




EXHIBIT                                                                          INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                            REFERENCE TO                         PAGE
------                         -----------                                            ------------                         ----
(4)(k)          Standby Purchase Agreement between Registrant and              Schedule 13D dated August 11, 1998
                Elliott Associates, L.P. dated August 11, 1998                                                             ----

(10)(a)         Share Purchase Agreement dated as of December 31, 1983         Registration Statement No. 2-88719
                between registrant and First Union Management, Inc.                                                        ----

(10)(b)         First Amendment to Share Purchase Agreement dated as of        Registration Statement No. 33-2818
                December 10, 1985 between registrant and First Union                                                       ----
                Management, Inc.

(10)(c)         Second Amendment to Share Purchase Agreement dated as of       Registration Statement No. 33-11524
                December 9, 1986 between registrant and First Union                                                        ----
                Management, Inc.

(10)(d)         Third Amendment to Share Purchase Agreement dated as of        Registration Statement No. 33-19812
                December 2, 1987 between registrant and First Union                                                        ----
                Management, Inc.

(10)(e)         Fourth Amendment to Share Purchase Agreement dated as of       Registration Statement No. 33-26758
                December 7, 1988 between registrant and First Union                                                        ----
                Management, Inc.

(10)(f)         Fifth Amendment to Share Purchase Agreement dated as of        Registration Statement No. 33-33279
                November 29, 1989 between registrant and First Union
                Management, Inc.                                                                                           ----

(10)(g)         Sixth Amendment to Share Purchase Agreement dated as of        Registration Statement No. 33-38754
                November 28, 1990 between registrant and First Union
                Management, Inc.                                                                                           ----

(10)(h)         Seventh Amendment to Share Purchase Agreement dated as         Registration Statement No. 33-45355
                of November 27, 1991 between registrant and First Union
                Management, Inc.                                                                                           ----

(10)(i)         Eighth Amendment to Share Purchase Agreement dated as of       Registration Statement No. 33-57756
                November 30, 1992 between registrant and First Union
                Management, Inc.                                                                                           ----

(10)(j)         Employment and Consulting Agreement with Donald S.             1991 Form 10-K
                Schofield dated September 1, 1991                                                                          ----


EXHIBIT                                                                          INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                            REFERENCE TO                         PAGE
------                         -----------                                            ------------                         ----
(10)(k)         Employment Agreement with James C. Mastandrea dated            June 30, 1994 Form 10-Q
                July 13, 1994                                                                                              ----

(10)(l)         Employment Agreement with Gregory D. Bruhn dated               June 30, 1994 Form 10-Q
                July 13, 1994                                                                                              ----

(10)(m)         Credit Agreement with National City Bank dated                 1994 Form 10-K
                December 5, 1994                                                                                           ----

(10)(n)         Credit Agreement with Society National Bank dated              1995 Form 10-K
                March 4, 1996                                                                                              ----

(10)(o)         1981 Employee Share Option Plan                                1992 Proxy Statement                        ----

(10)(p)         1994 Long Term Incentive Performance Plan                      1994 Proxy Statement                        ----

(10)(q)         Bank Credit Agreement dated September 30, 1996                 September 30, 1996 Form 10-Q                ----

(10)(r)         Credit agreement between Imperial Parking Limited and BT       March 31, 1997
                Bank of Canada                                                 Form 10-Q                                   ----

(10)(s)         Put agreement entered into between BT Bank of Canada,          March 31, 1997
                Hong Kong Bank of Canada and First Union Real Estate           Form 10-Q
                Equity and Mortgage Investment                                                                             ----

(10)(t)         Share Purchase Agreement and amendments Impark                 March 31, 1997
                Investments Inc. and First Union Real Estate Equity and        Form 10-Q
                Mortgage Investments                                                                                       ----

(10)(u)         Put agreement entered into between Impark E Investments        March 31, 1997
                Inc., the Onex Associates and First Union Real Estate          Form 10-Q
                Equity and Mortgage Investments                                                                            ----

(10)(v)         Senior subordinated note by 3357392 Canada Inc. to             March 31, 1997
                3006302 Nova Scotia Company                                    Form 10-Q                                   ----

(10)(w)         Senior subordinated note by 504463 N.B. Inc. to 3006302        March 31, 1997
                Nova Scotia Company                                            Form 10-Q                                   ----

(10)(x)         Shareholders Agreement dated April 17, 1997 between            March 31, 1997
                3357392 Canada, Inc. and 3355489 Canada, Inc. and the          Form 10-Q
                individuals and trusts listed on Schedule A.                                                               ----



EXHIBIT                                                                          INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                            REFERENCE TO                         PAGE
------                         -----------                                            ------------                         ----
(10)(y)         Shareholders Agreement dated  April 17, 1997 between           March 31, 1997
                504308 N.B., Inc. First Union Management, Inc. and the         Form 10-Q
                individuals listed on Schedule A.                                                                          ----

(10)(z)         Assignment dated March 27, 1997 between First Union Real       March 31, 1997
                Estate Equity and Mortgage Investments and First Union         Form 10-Q
                Management, Inc.                                                                                           ----

(10)(aa)        Assignment dated April 16, 1997 between First Union            March 31, 1997
                Management, Inc. and 335489 Canada, Inc.                       Form 10-Q                                   ----

(10)(ab)        Assignment dated April 16, 1997 between 335489 Canada,         March 31, 1997
                Inc. and 3357392 Canada, Inc.                                  Form 10-Q                                   ----

(10)(ac)        Amendment to assignment made May 8, 1997 between First         March 31, 1997
                Union Real Estate Equity and Mortgage Investments and          Form 10-Q
                Imperial Parking Limited.                                                                                  ----

(10)(ad)        Bank credit agreement dated December 5, 1997                   1997 Form 10-K                              ----

(10)(ae)        First amendment to employment agreement of James C.            1997 Form 10-K
                Mastandrea                                                                                                 ----

(10)(af)        Form of charge in control agreement                            1997 Form 10-K/A

(10)(ag)        Fixed Rate Loan Agreement dated as of August 11, 1998 by       Registration Statement on Form S-3 No.
                and among the Registrant, as borrower, Bankers Trust           333-63547                                   ----
                Company, as agent, and Wellsford Capital and BankBoston,
                N.A., as lenders

(10)(ah)        Fixed Rate Loan Agreement dated as of August 11, 1998 by       Registration Statement on Form S-3 No.
                and among the Registrant, as borrower, Bankers Trust           333-63547                                   ----
                Company, as agent, and Gotham Partners, L.P., Gotham
                Partners III, L.P., Elliott Associates, L.P. and
                Blackacre Bridge Capital, L.L.C., as lenders

(10)(ai)        Employment contract for Daniel P. Friedman
                                                                                                                            X
                                                                                                                           ----
                                                                                                                            X
(10)(aj)        Employment contract for Anne N. Zahner                                                                     ----
                                                                                                                            X
(10)(ak)        Employment contract for David Schonberger                                                                  ----



                                       18


EXHIBIT                                                                          INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                            REFERENCE TO                         PAGE
------                         -----------                                            ------------                         ----
(10)(al)        Amendment No. 2, dated as January 8, 1999, to Amended            Form 8-K dated February 2, 1999.
                and Restated Credit Agreement, dated as of November 1,                                                     ----
                1997, among First Union Real Estate Equity and Mortgage
                Investments, and First Union Management, Inc., as
                borrower, and National City Bank, Bankers Trust Company,
                Key Bank National Associates, The Huntington National
                Bank, Mellon Bank, N.A. and First Merit Bank, as Lenders.

                First Amendment to Fixed Rate Loan Agreement between First Union
                Real Estate Equity and Mortgage Investments, as Borrower; and
                Blackacre Bridge Capital, L.L.C., Gotham Partners, L.P., Gotham
                Partners III, L.P. and Elliott Associates, L.P., as Lenders, dated January 8, 1999.

                Letter Agreement between First Union Real Estate Equity and Mortgage Investments, as Borrower; and Blackacre
                Bridge Capital, L.L.C. Gotham Partners, L.P., Gotham
                Partners III, L.P. and Elliott Associates, L.P., as
                Lenders, dated January 8, 1999

                First Amendment to Fixed Rate Loan Agreement between First Union
                Real Estate Equity and Mortgage Investments, as Borrower; and
                BankBoston, N.A., Wellsford Capital and Bankers Trust Company, as Lenders, dated January 8, 1999.

                Letter Agreement between First Union Real Estate Equity and Mortgage Investments, as Borrower; and BankBoston,
                N.A., Wellsford Capital and Bankers Trust Company, as
                Lenders, dated January 8, 1999.



EXHIBIT                                                                          INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                            REFERENCE TO                         PAGE
------                         -----------                                            ------------                         ----

                Second Amendment, dated as of December 30, 1998, to the Amended and Restated Credit Agreement Dated as of April 17, 1997 between
                Imperial Parking Limited, as Borrower, Impark Services Limited, as Guarantor, and HongKong Bank of Canada and BT Bank of Canada, as Lenders.

(12)            Statements of Ratios of Combined Income from Operations
                and Combined Net Income to Fixed Charges                                                                    X
                                                                                                                           ----

(13)            1998 Annual Report                                                                                          X
                                                                                                                           ----

(23)            Consent of Independent Public Accountants                                                                   X
                                                                                                                           ----

(24)            Powers of Attorney                                                                                          X
                                                                                                                           ----

(27)            Financial Data Schedule                                                                                     X
                                                                                                                           ----

(C)      REPORTS ON FORM 8-K.
         --------------------

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

                                         FIRST UNION REAL ESTATE EQUITY AND
                                         MORTGAGE INVESTMENTS

                                         BY: /s/ DANIEL P. FRIEDMAN
                                         --------------------------
                                         Daniel P. Friedman, President
                                          and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                               TITLE                       DATE
       ---------                               -----                       ----
Principal Executive Officer             President, and Chief            March 29, 1999
                                        Executive Officer
/s/ DANIEL P. FRIEDMAN
----------------------
Daniel P. Friedman

Principal Financial Officer             Executive Vice President-       March 29, 1999
                                        Chief Financial Officer
/s/ STEVEN M. EDELMAN
---------------------
Steven M. Edelman

Principal Accounting                    Controller                      March 29, 1999
Officer

/s/ GREGORY C. SCOTT
--------------------
Gregory C. Scott

Trustees:                                                )              Date
     William A. Ackman*                                  )              March 29, 1999
     Daniel J. Altobello*                                )
     David P. Berkowitz*                                 )
     William E. Conway*                                  )
     Allen H. Ford*                                      )
     Daniel P. Friedman*                                 )
     Stephen J. Garchik*                                 )
     Russell R. Gifford*                                 )
     David S. Klafter*                                   )
     William Scully*                                     )
     Daniel Shuchman*                                    )
     Stephen S. Snider*                                  )
     Mary Ann Tighe*                                     )
     James A. Williams*                                  )

                  SIGNATURE                              )
                  ---------                              )
                                                         )
*By: /s/ Paul F. Levin                                   )
                                                         )
Paul F. Levin, Attorney-in-fact                          )


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                   -------------------------------------------

                          FINANCIAL STATEMENT SCHEDULES
                          -----------------------------



To First Union Real Estate Equity
 and Mortgage Investments:


             We have audited in accordance with generally accepted auditing standards, the combined financial statements included in the registrant's 1998 Annual Report, included as Exhibit 13 of this Form 10-K, and have issued our report thereon dated March 29, 1999. Our audit was made for the purpose of forming an opinion on those combined statements taken as a whole. The schedules listed under Item 14(a)(2) on page 14 are the responsibility of management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic combined financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic combined financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.







    Cleveland, Ohio,                                Arthur Andersen LLP
    March 29, 1999.

                                                                    SCHEDULE III


                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                            AS OF DECEMBER 31, 1998
                            -----------------------
                                 (IN THOUSANDS)



                                                                                  Cost
                                                                               capitalized
                                                       Initial cost to        subsequent to
                                                          Registrant           acquisition
                                                       ---------------------  ---------------
                                                                 Buildings         Land           Currency
                                            Encum-                  and            and         revaluation of
    Description                             brances    Land     Improvements   Improvements    foreign assets
-----------------------------------         -------    ----     ------------  ---------------  --------------
Shopping Malls:

  Eastern
  -------
  Mountaineer, Morgantown, WV               $  3,734  $ 1,450     $ 12,693    $  19,370               --
  Fingerlakes, Auburn, NY                         --    1,300       23,698        2,969               --
  Fairgrounds Square, Reading, PA                 --    2,400       22,635       17,324               --
  Crossroads, St. Cloud, MN                   47,528    1,680        8,303       25,218               --
  Two Rivers, Clarksville, TN                     --       --        3,206        5,565               --
  Crossroads, Ft. Dodge, IA                       --    1,151        2,792        9,805               --
  Kandi, Willmar, MN                              --      ---        5,035       15,974               --
  Woodland Commons, Buffalo Grove, IL         11,491    6,744       15,093          367               --
  Westgate Towne Centre, Abilene, TX              --    1,425        3,050       12,425               --
                                             -------  -------      -------      -------          -------
                                              62,753   16,150       96,505      109,017               --
                                             -------  -------      -------      -------          -------

  Western
  -------
  Valley North, Wenatchee, WA                     --      405        2,916        1,941               --
  Mall 205, Portland, OR                          --    1,228        6,140        7,003               --
  Plaza 205, Portland, OR                         --       --        1,677        2,881               --
  Valley, Yakima, WA                              --       --        8,731        3,006               --
                                            -------- --------     --------     --------          -------
                                                  --    1,633       19,464       14,831               --
                                            -------- --------     --------     --------          -------

  Southwestern
  ------------
  Alexandria, Alexandra, LA                   21,223    8,097       23,112          472               --
  Brazos, Lake Jackson, TX                    15,573    4,877       19,506        1,555               --
  Killeen, Killeen, TX                        28,002    6,453       34,865        1,307               --
  Mesilla Valley, Las Cruces, NM              24,367    9,126       30,630          435               --
  Park Plaza, Little Rock, AR                 37,091    5,816       58,037          292               --
  Pecanland, Monroe, LA                       38,711    8,874       36,891          697               --
  Shawnee, Shawnee, OK                        11,447    3,864       15,306          547               --
  Villa Linda, Santa Fe, NM                   24,416    5,652       37,799          527               --
                                            -------- --------     --------    ---------          -------
                                             200,830   52,759      256,146        5,832               --
                                            --------  -------     --------    ---------          -------
                                             263,583   70,542      372,115      129,680               --
                                            ======== ========     ========    =========          =======
Apartments:
  Midwestern
  ----------
  Somerset Lakes, Indianapolis, IN            14,410    2,172       16,400        2,563               --
  Hunter's Creek, Cincinnati, OH               2,706    1,098        4,395          292               --
  Steeplechase, Cincinnati, OH                 8,632    1,782       10,114          350               --
                                            --------    -----       ------        -----          -------
                                              25,748    5,052       30,909        3,205               --
                                            --------    -----       ------        -----          -------

  Southern
  --------
  Briarwood, Fayetteville, NC                     --      495        6,614        1,316               --
  Woodfield Gardens, Charlotte, NC                --      171        3,087          675               --
  Windgate Place, Charlotte, NC                   --      353        4,818        1,383               --
  Walden Village, Atlanta, GA                     --    2,768        9,288        2,320               --
  Beech Lake, Durham, NC                      11,984    3,760       15,707          750               --
                                            --------   ------       ------        -----          -------
                                              11,984    7,547       39,514        6,444               --
                                            --------   ------       ------        -----          -------
                                              37,732   12,599       70,423        9,649               --
                                            ========   ======       ======        =====          =======




                                                                       Accumu-     Year
                                          -------------------------     lated   construc-
                                                Building and           depreci-    tion      Date
    Description                           Land  Improvements  Total     ation   completed  Acquired   Life
-----------------------------------       ----  ------------  -----    -------  ---------  --------  ------
Shopping Malls:

  Eastern
  -------
  Mountaineer, Morgantown, WV           $ 1,615  $ 31,898    $ 33,513  $13,270   1975      01-29-78     40
  Fingerlakes, Auburn, NY                 1,331    26,636      27,967   11,063   1980      09-28-81     40
  Fairgrounds Square, Reading, PA         2,369    39,990      42,359   12,908   1980      09-30-81     40
  Crossroads, St. Cloud, MN               5,484    29,717      35,201   12,750   1966      01-01-72     40
  Two Rivers, Clarksville, TN                --     8,771       8,771    4,195   1968      09-26-75     40
  Crossroads, Ft. Dodge, IA               1,328    12,420      13,748    5,605   1967      04-22-77     40
  Kandi, Willmar, MN                         --    21,009      21,009    8,969   1973      03-12-79     40
  Woodland Commons, Buffalo Grove, IL     6,807    15,397      22,204    1,544   1991      04-03-95     40
  Westgate Towne Centre, Abilene, TX      1,616    15,284      16,900    4,074   1962      04-22-77     40
                                         ------   -------    --------  -------
                                         20,550   201,122     221,672   74,378
                                         ------   -------    --------  -------

  Western
  -------
  Valley North, Wenatchee, WA             1,026     4,236       5,262    2,407   1966      08-30-73     40
  Mall 205, Portland, OR                  1,228    13,143      14,371    6,912   1970      03-01-75     40
  Plaza 205, Portland, OR                   695     3,863       4,558    1,881   1970      04-26-78     40
  Valley, Yakima, WA                        623    11,114      11,737    4,804   1972      05-01-80     40
                                        -------   -------    --------  -------
                                          3,572    32,356      35,928   16,004
                                        -------   -------    --------  -------

  Southwestern
  ------------
  Alexandria, Alexandra, LA               8,097    23,584      31,681      828   1973      09-01-97     40
  Brazos, Lake Jackson, TX                4,877    21,061      25,938      737   1976      09-01-97     40
  Killeen, Killeen, TX                    6,453    36,172      42,625    1,309   1981      09-01-97     40
  Mesilla Valley, Las Cruces, NM          9,126    31,065      40,191    1,067   1981      09-01-97     40
  Park Plaza, Little Rock, AR             5,816    58,329      64,145    2,017   1988      09-01-97     40
  Pecanland, Monroe, LA                   8,961    37,501      46,462    1,300   1985      09-01-97     40
  Shawnee, Shawnee, OK                    3,864    15,853      19,717      537   1989      09-01-97     40
  Villa Linda, Santa Fe, NM               5,652    38,326      43,978    1,319   1985      09-01-97     40
                                        -------   -------    --------  -------
                                         52,846   261,891     314,737    9,114
                                         ------   -------    --------  -------
                                         76,968   495,369     572,337   99,496
                                        =======   =======    ========  =======
Apartments:
  Midwestern
  ----------
  Somerset Lakes, Indianapolis, IN        2,172    18,963      21,135    5,565   1975      11-10-88     40
  Hunter's Creek, Cincinnati, OH          1,098     4,687       5,785      266   1980      12-11-96     40
  Steeplechase, Cincinnati, OH            1,782    10,464      12,246      980   1987      06-30-95     40
                                          -----    ------      ------    -----
                                          5,052    34,114      39,166    6,811
                                          -----    ------      ------    -----

  Southern
  --------
  Briarwood, Fayetteville, NC               495     7,930       8,425    1,860   1968-70   06-30-91     40
  Woodfield Gardens, Charlotte, NC          171     3,762       3,933      937   1974      06-30-91     40
  Windgate Place, Charlotte, NC             353     6,201       6,554    1,593   1974-78   06-30-91     40
  Walden Village, Atlanta, GA             2,768    11,608      14,376    2,473   1973      06-01-92     40
  Beech Lake, Durham, NC                  3,760    16,457      20,217    1,976   1986      08-19-94     40
                                         ------    ------      ------   ------
                                          7,547    45,958      53,505    8,839
                                         ------    ------      ------   ------
                                         12,599    80,072      92,671   15,650
                                         ======    ======      ======   ======

                                                                    SCHEDULE III





                                                                                   Cost
                                                                                 capitalized
                                                           Initial cost to      subsequent to
                                                             Registrant          acquisition
                                                        ---------------------  ---------------
                                                                  Buildings        Land          Currency
                                            Encum-                   and           and        revaluation of
    Description                             brances     Land     Improvements   Improvements   Foreign Assets
-----------------------------------         -------     ----     ------------  --------------- -------------

Office Buildings:
  Midwestern
  ----------
  55 Public Square, Cleveland OH                 --      2,500      19,055      17,390              --
  Circle Tower, Indianapolis, IN                 --        270       1,609       3,040              --
                                            -------      -----      ------      ------         -------
                                                 --      2,770      20,664      20,430              --
                                                         -----      ------      ------         -------

  Southern
  --------
  Henry C. Beck, Shreveport, LA                  --        717       3,906       5,573              --
                                            -------     ------      ------      ------         -------
                                                 --        717       3,906       5,573              --
                                            -------     ------      ------      ------         -------
  Western
  -------
  North Valley Tech Center, Denver, CO           --         --       7,666      20,726              --
  Sutter Buttes Center, Marysville, CA           --        985       3,622       9,261              --
                                            -------     ------      ------      ------         -------
                                                 --        985      11,288      29,987              --
                                            -------     ------      ------      ------         -------
                                                 --      4,472      35,858      55,990              --
                                            =======     ======      ======      ======         =======

Parking Facilities:
  United States
  -------------
  Huntington Garage, Cleveland, OH            8,201      1,600       4,407       2,120              --
  West Third St. Lot, Cleveland, OH              --      2,030          --         413              --
  5th and Marshall Garage, Richmond, VA          --      1,102       8,090          --              --
  Long Street Garage, Columbus, OH            1,526      1,886       2,042          --              --
  Madison & Wells Garage, Chicago, IL        30,000     16,266      26,918          --              --
  Magic Mile Lot, Arlington, TX                  --      3,011          --          --              --
  Printer's Alley Garage, Nashville, TN       4,000      1,914       4,736          --              --
                                            -------     ------    --------    --------         -------
                                             43,727     27,809      46,193       2,533              --
                                            -------    -------    --------    --------         -------

  Canada
  ------
  10th Ave, Lot, Calgary, Alberta                --        255          --          --             (27)
  1009-9th Ave. Lot, Calgary, Alberta            --        655          --          --             (68)
  Parkade, Edmonton, Alberta                     --        656         582          --               3
  103 St. Lot, Edmonton, Alberta                 --        346          --          --             (36)
  107th St., Edmonton, Alberta                   --         83         136          --             (23)
  221 9th Ave. Lot, Calgary, Alberta             --      1,529          --          --            (159)
  Blanchard St., Victoria, Br.Columbia           --        226         121          --             (35)
  Graham Ave. Lot, Winnipeg, Manitoba            --      1,254          --          --            (130)
  Water Ave. Lot, Winnipeg, Manitoba             --        664          --          --             (69)
  Young St. Lot, Winnipeg, Manitoba              --        110          --          --             (12)
  Broadway Lot, Winnipeg, Manitoba               --        464          --          --             (49)
  Donald St. Lot, Winnipeg, Manitoba             --        117          --          --              (4)
  Broad St. Lot, Regina, Saskatchewan            --         33          --          --               2
  Queens Quay, Toronto, Ontario                  --        404         942          --            (140)
  351 Smith St., Winnipeg, Manitoba              --        863          --          --             (63)
                                            -------    -------    --------    --------         -------
                                                 --      7,659       1,781          --            (810)
                                            -------    -------    --------    --------         -------
                                             43,727     35,468      47,974       2,533            (810)
                                            =======    =======    ========    ========         =======


Other:
  Write-down on carrying value of real
   estate assets                                 --         --          --          --              --
                                           --------   --------    --------    --------         -------
Real Estate net carrying value at
    December 31, 1998                      $345,042   $123,081    $526,370    $197,852         $  (810)
                                           ========   ========    ========    ========         =======

Aggregate cost for federal tax purposes is $821,774,000.




                                                                    Accumu-  Year
                                         -------------------------  lated    construc-
                                               Building and         depreci- tion        Date
    Description                          Land  Improvements  Total  ation    Completed Acquired  Life
-----------------------------------      ----  ------------  ----- --------- --------- -------- -----

Office Buildings:
  Midwestern
  ----------
  55 Public Square, Cleveland OH          5,822    33,123    38,945    23,716  1959    01-15-63   45
  Circle Tower, Indianapolis, IN            270     4,649     4,919     2,554  1930    10-16-74   40
                                          -----    ------    ------    ------
                                          6,092    37,772    43,864    26,270
                                          -----    ------    ------    ------

  Southern
  --------
  Henry C. Beck, Shreveport, LA             717     9,479    10,196     4,418  1958    08-30-74   40
                                          -----    ------    ------     -----
                                            717     9,479    10,196     4,418
                                          -----    ------    ------     -----
  Western
  -------
  North Valley Tech Center, Denver, CO       --    28,392    28,392     9,667  1967    12-03-69   40
  Sutter Buttes Center, Marysville, CA      948    12,920    13,868     5,398  1972    12-19-79   40
                                          -----    ------    ------    ------
                                            948    41,312    42,260    15,065
                                          -----    ------    ------    ------
                                          7,757    88,563    96,320    45,753
                                          =====    ======    ======    ======

Parking Facilities:
  United States
  -------------
  Huntington Garage, Cleveland, OH        1,600     6,527     8,127     3,027  1969    12-31-75   40
  West Third St. Lot, Cleveland, OH       2,286       157     2,443       268    --    09-19-77   10
  5th and Marshall Garage, Richmond, VA   1,102     8,090     9,192       202    --    02-24-98   40
  Long Street Garage, Columbus, OH        1,886     2,042     3,928        68    --    01-15-98   30
  Madison & Wells Garage, Chicago, IL    16,266    26,918    43,184       673  1998    01-26-98   40
  Magic Mile Lot, Arlington, TX           3,011        --     3,011        54  1997    03-26-98   10
  Printer's Alley Garage, Nashville, TN   1,914     4,736     6,650        94    --    07-01-98   25
                                        ------- --------- ---------  --------
                                         28,065    48,470    76,535     4,386
                                        ------- --------- ---------  --------

  Canada
  ------
  10th Ave, Lot, Calgary, Alberta           228        --       228        --    --    05-05-97
  1009-9th Ave. Lot, Calgary, Alberta       587        --       587        --    --    05-05-97
  Parkade, Edmonton, Alberta                588       653     1,241        27  1958    05-05-97   40
  103 St. Lot, Edmonton, Alberta            310        --       310        --    --    05-05-97
  107th St., Edmonton, Alberta               74       122       196         5  1973    05-05-97   40
  221 9th Ave. Lot, Calgary, Alberta      1,370        --     1,370        --    --    05-05-97
  Blanchard St., Victoria, Br.Columbia      202       110       312         5  1982    05-05-97   40
  Graham Ave. Lot, Winnipeg, Manitoba     1,124        --     1,124        --    --    05-05-97
  Water Ave. Lot, Winnipeg, Manitoba        595        --       595        --    --    05-05-97
  Young St. Lot, Winnipeg, Manitoba          98        --        98        --    --    05-05-97
  Broadway Lot, Winnipeg, Manitoba          415        --       415        --    --    05-05-97
  Donald St. Lot, Winnipeg, Manitoba        113        --       113        --    --    05-05-97
  Broad St. Lot, Regina, Saskatchewan        35        --        35        --    --    05-05-97
  Queens Quay, Toronto, Ontario             362       844     1,206        35  1950    05-05-97
  351 Smith St., Winnipeg, Manitoba         800        --       800        --    --    05-05-97
                                        -------  -------- ---------  --------
                                          6,901     1,729     8,630        72
                                        -------  -------- ---------  --------
                                         34,966    50,199    85,165     4,458
                                        =======  ======== =========  ========


Other:
  Write-down on carrying value of real
   estate assets                         (1,950)  (37,684)  (39,634)       --
                                       --------- --------  --------   --------
Real Estate net carrying value at
    December 31, 1998                  $130,340  $676,519  $806,859   $165,357
                                       ========  ========  ========   ========

Aggregate cost for federal tax purposes is $821,774,000.


                                                                    Schedule III
                                                                    ------------
                                                                     - Continued

         The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1998, 1997 and 1996:


                                                                                (IN THOUSANDS)
                                                                            YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                                   Restated          Restated
                                                                  1998               1997              1996
                                                               --------           --------           --------
Asset reconciliation:
  Balance, beginning of period                                 $756,308           $459,084           $449,560

  Additions during the period:
    Property acquisitions                                        69,551            318,345              5,491
    Improvements                                                 21,515             20,258             19,148
    Equipment and appliances                                      1,588              1,396              1,116
    Capital lease obligation                                        133                ---                ---
    Reduction in reserve on carrying
      value of real estate assets                                   ---              3,855              5,575
  Deductions during the period:
    Sales of real estate                                         (4,878)           (45,632)           (20,385)
  Reserve on carrying value of real
      estate assets                                             (36,000)               ---                ---
  Prior period adjustment of reserve
      balance(1)                                                                                         (479)
  Currency revaluation of foreign
      real estate                                                  (810)               ---                ---
  Other - write-off of assets and
          certain fully depreciated
          tenant alterations                                       (548)            (  998)            (  942)
                                                               ---------          ---------          ---------

  Balance, end of period                                       $806,859           $756,308           $459,084
                                                               ========           ========           ========


Accumulated depreciation
 reconciliation:
  Balance, beginning of period                                 $142,082           $139,614           $107,701
  Prior period adjustment(1)                                                                           24,379
  Additions during the period:
    Depreciation                                                 23,761             17,301             14,808

  Deductions during the period:
    Sales of real estate                                            ---            (14,480)            (6,332)
Write-off of assets and
      certain fully depreciated
      tenant alterations                                           (486)            (  353)            (  942)
                                                               --------           --------           --------

  Balance, end of period                                       $165,357           $142,082           $139,614
                                                               ========           ========           ========

---------------------


(1) The registrant reduced the asset lives used to calculate depreciation expense and accumulated depreciation in 1998 and for the five years then ended and restated accumulated depreciation and reserves required for sold properties. The adjustment for the periods prior to 1996 is $24,379,000 and adjustment to reserves for property losses prior to 1996 is $479,000.

                                                                     SCHEDULE IV








                                                                          MORTGAGE LOANS ON REAL ESTATE
                                                                          -----------------------------

                                                                             AS OF DECEMBER 31, 1998
                                                                             -----------------------
                                                             (IN THOUSANDS, EXCEPT FOR PAYMENT TERMS AND FOOTNOTES)


                                      Current
                                   effective rate      Final
                                       on net         maturity
Description                          Investment         Date                            Periodic Payment Terms
-----------                          ----------         ----                            ----------------------
Second Mortgage Loan:                  8.75%           12-1-02      Interest  calculated at stated rate of 8.75% with installments
  Secured by apartment                                              of principal and interest  payable monthly  through  maturity;
   complex in Dayton, OH                                            prepayment without penalty subject to certain conditions.

Note Receivable:                         10%            3-1-08      Interest calculated at stated rate of 10% with installments
  Secured by management                                             of principal and interest payable monthly through maturity;
   contract on apartment                                            prepayment without penalty subject to certain conditions.
   complex in Atlanta, GA

Note Receivable:                          6%          10-19-23      Monthly interest on principal at LIBOR plus .375%, principal
  Secured by Temple                                                 due at maturity, no prepayment penalty.
   Mall Company

                                                                    Totals, December 31, 1998




                                                        Carrying
                                    Face amount         amount of
Description                         of Mortgage          Mortgage
-----------                         -----------          --------
Second Mortgage Loan:                 $2,600              $2,581
  Secured by apartment
   complex in Dayton, OH

Note Receivable:                       1,800               1,727
  Secured by management
   contract on apartment
   complex in Atlanta, GA

Note Receivable:                       1,200               1,200
  Secured by Temple
   Mall Company

                                   $   5,600          $    5,508(A)
                                   =========          ==========


 (A) Aggregate cost for federal
     tax purposes is the carrying
     amount of the mortgages.

                                                                     Schedule IV
                                                                     -----------
                                                                     - Continued

         The following is a reconciliation of the carrying amounts of the mortgage loans outstanding for the years ended December 31, 1998, 1997 and 1996:



                                                                                  (IN THOUSANDS)
                                                                              YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    1998                1997              1996
                                                               -----------           -----------       -----------

Balance, beginning of period                                      $30,686              $42,266           $42,042

Additions during the period:
----------------------------

 Mortgage loan on mall in
  Fairmount, WV secured by the mall
  and partnership units of Crown
  American Properties, L.P.

 Second mortgage loan on apartment
  complex in Dayton, OH                                                                  2,600

 Note receivable on apartment complex
  in Atlanta, GA                                                                         1,800

 Note receivable on Temple Mall
  Company                                                                                1,200

 Deferred interest on:

    Wraparound mortgage
    on garden apartments in
    Atlanta, GA                                                                             48               332

    Mortgage on mall in
    Fairmount, WV                                                       6                   74                68


Deductions during the period:
-----------------------------

 Payoff of wraparound mortgage
  loan on garden apartments in
  Atlanta, GA                                                                          (17,086)

 Payoff of mortgage loan on Mall
  In Fairmount, WV                                                 (6,206)

Payoff of first mortgage loan on
  office building in Cleveland, OH                                (18,839)

 Collection of principal                                             (139)                (216)             (176)
                                                                  -------               ------            ------


Balance, end of period                                            $ 5,508              $30,686           $42,266
                                                                   ======               ======            ======



                                                       EXHIBIT INDEX
                                                       -------------

EXHIBIT                                                                          INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                            REFERENCE TO                         PAGE
------                         -----------                                            ------------                         ----
(3)(a)          Declaration of Trust of Registrant dated August 1, 1961,       Registration Statement on Form S-3 No.
                as amended through July 25, 1986                               33-4493                                     ----

(3)(b)          By-laws of Registrant, as amended                              Registration Statement on Form S-3 No.
                                                                               33-4493                                     ----

(3)(c)          By-laws of Registrant, as amended                              March 31, 1997
                                                                               Form 10-Q                                   ----

(3)(d)          By-laws of Registrant as amended                               1998 10-K                                     X
                                                                                                                           ----

(4)(a)          Form of certificate for Shares of Beneficial Interest          Registration Statement on Form S-3 No.
                                                                               33-2818                                     ----

(4)(b)          Form of Indenture governing Debt Securities, dated             Registration Statement on Form S-3 No.
                February 1, 1983 between Registrant and Ameritrust             2-81605
                Company                                                                                                    ----

(4)(c)          Form of Debt Security                                          Registration Statement on Form S-3 No.
                                                                               33-4493                                     ----

(4)(d)          Form of Indenture governing  Debt Securities, dated            Registration Statement on Form S-3 No.
                October 1, 1993 between Registrant and Society National        33-68002
                Bank                                                                                                       ----

(4)(e)          Form of Note                                                   Registration Statement on Form S-3 No.
                                                                               33-68002                                    ----

(4)(f)          Form of Indenture governing Debt Securities                    Registration Statement  on Form S-3 No.
                                                                               333-00953                                   ----

(4)(g)          Rights Agreement between Registrant and National City          Form 8-A dated March 30, 1990 No. 0-18411
                Bank dated March 7, 1990                                                                                   ----

(4)(h)          Certificate of Designations relating to Registrant's           Form 8-K dated October 24, 1996
                Series A Cumulative Redeemable Preferred Shares of
                Beneficial Interest

(4)(i)          Standby Purchase Agreement between Registrant and Gotham       Schedule 13D dated August 11, 1998
                Partners, L.P. dated August 11, 1998

(4)(j)          Standby Purchase Agreement between Registrant and Gotham       Schedule 13D dated August 11, 1998
                Partners III, L.P. dated August 11, 1998


EXHIBIT                                                                          INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                            REFERENCE TO                         PAGE
------                         -----------                                            ------------                         ----
(4)(k)          Standby Purchase Agreement between Registrant and              Schedule 13D dated August 11, 1998
                Elliott Associates, L.P. dated August 11, 1998                                                             ----

(4)(l)          Warrant to purchase 500,000 shares of Beneficial               1999 Form 10-K                               X
                Interest of Registrant                                                                                     ----

(10)(a)         Share Purchase Agreement dated as of December 31, 1983         Registration Statement No. 2-88719
                between registrant and First Union Management, Inc.                                                        ----

(10)(b)         First Amendment to Share Purchase Agreement dated as of        Registration Statement No. 33-2818
                December 10, 1985 between registrant and First Union
                Management, Inc.                                                                                           ----

(10)(c)         Second Amendment to Share Purchase Agreement dated as of       Registration Statement No. 33-11524
                December 9, 1986 between registrant and First Union
                Management, Inc.                                                                                           ----

(10)(d)         Third Amendment to Share Purchase Agreement dated as of        Registration Statement No. 33-19812
                December 2, 1987 between registrant and First Union
                Management, Inc.                                                                                           ----

(10)(e)         Fourth Amendment to Share Purchase Agreement dated as of       Registration Statement No. 33-26758
                December 7, 1988 between registrant and First Union
                Management, Inc.                                                                                           ----

(10)(f)         Fifth Amendment to Share Purchase Agreement dated as of        Registration Statement No. 33-33279
                November 29, 1989 between registrant and First Union
                Management, Inc.                                                                                           ----

(10)(g)         Sixth Amendment to Share Purchase Agreement dated as of        Registration Statement No. 33-38754
                November 28, 1990 between registrant and First Union
                Management, Inc.                                                                                           ----

(10)(h)         Seventh Amendment to Share Purchase Agreement dated as         Registration Statement No. 33-45355
                of November 27, 1991 between registrant and First Union
                Management, Inc.                                                                                           ----

(10)(i)         Eighth Amendment to Share Purchase Agreement dated as of       Registration Statement No. 33-57756
                November 30, 1992 between registrant and First Union
                Management, Inc.                                                                                           ----

(10)(j)         Employment and Consulting Agreement with Donald S.             1991 Form 10-K
                Schofield dated September 1, 1991                                                                          ----



EXHIBIT                                                                          INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                            REFERENCE TO                         PAGE
------                         -----------                                            ------------                         ----
(10)(k)         Employment Agreement with James C. Mastandrea dated July       June 30, 1994 Form 10-Q
                13, 1994                                                                                                   ----

(10)(l)         Employment Agreement with Gregory D. Bruhn dated July          June 30, 1994 Form 10-Q
                13, 1994                                                                                                   ----

(10)(m)         Credit Agreement with National City Bank dated December        1994 Form 10-K
                5, 1994                                                                                                    ----

(10)(n)         Credit Agreement with Society National Bank dated March        1995 Form 10-K
                4, 1996                                                                                                    ----

(10)(o)         1981 Employee Share Option Plan                                1992 Proxy Statement                        ----

(10)(p)         1994 Long Term Incentive Performance Plan                      1994 Proxy Statement                        ----

(10)(q)         Bank Credit Agreement dated September 30, 1996                 September 30, 1996 Form 10-Q                ----

(10)(r)         Credit agreement  between Imperial Parking Limited and BT      March 31, 1997
                Bank of Canada                                                 Form 10-Q                                   ----

(10)(s)         Put  agreement  entered  into  between BT Bank of Canada,      March 31, 1997
                Hong Kong Bank of Canada  and  First  Union  Real  Estate      Form 10-Q
                Equity and Mortgage Investment                                                                             ----

(10)(t)         Share   Purchase    Agreement   and   amendments   Impark      March 31, 1997
                Investments  Inc. and First Union Real Estate  Equity and      Form 10-Q
                Mortgage Investments                                                                                       ----

(10)(u)         Put  agreement  entered into between  Empark  Investments      March 31, 1997
                Inc.,  the Onex  Associates  and First  Union Real Estate      Form 10-Q
                Equity and Mortgage Investments                                                                            ----

(10)(v)         Senior  subordinated  note  by  3357392  Canada  Inc.  to      March 31, 1997
                3006302 Nova Scotia Company                                    Form 10-Q                                   ----

(10)(w)         Senior  subordinated  note by 504463 N.B. Inc. to 3006302      March 31, 1997
                Nova Scotia Company                                            Form 10-Q                                   ----

(10)(x)         Shareholders  Agreement  dated  April  17,  1997  between      March 31, 1997
                3357392  Canada,  Inc. and 3355489  Canada,  Inc. and the      Form 10-Q
                individuals and trusts listed on Schedule A.                                                               ----

                                       31


EXHIBIT                                                                          INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                            REFERENCE TO                         PAGE
------                         -----------                                            ------------                         ----
(10)(y)         Shareholders  Agreement  dated  April  17,  1997  between      March 31, 1997
                504308 N.B.,  Inc. First Union  Management,  Inc. and the      Form 10-Q
                individuals listed on Schedule A.                                                                          ----

(10)(z)         Assignment  dated March 27, 1997 between First Union Real      March 31, 1997
                Estate  Equity and Mortgage  Investments  and First Union      Form 10-Q
                Management, Inc.                                                                                           ----

(10)(aa)        Assignment  dated  April 16,  1997  between  First  Union      March 31, 1997
                Management, Inc. and 335489 Canada, Inc.                       Form 10-Q                                   ----

(10)(ab)        Assignment  dated April 16, 1997 between  335489  Canada,      March 31, 1997
                Inc. and 3357392 Canada, Inc.                                  Form 10-Q                                   ----

(10)(ac)        Amendment to  assignment  made May 8, 1997 between  First      March 31, 1997
                Union Real Estate  Equity and  Mortgage  Investments  and      Form 10-Q
                Imperial Parking Limited.                                                                                  ----

(10)(ad)        Bank credit agreement dated December 5, 1997                   1997 10-K                                   ----

(10)(ae)        First  amendment  to  employment  agreement  of  James C.      1997 10-K
                Mastandrea                                                                                                 ----

(10)(af)        Form of change in control agreement                            1997 10-K/A                                 ----

(10)(ag)        Fixed Rate Loan Agreement dated as of August 11, 1998 by       Registration Statement on Form S-3 No.
                and among the Registrant, as borrower, Bankers Trust           333-63547                                   ----
                Company, as agent, and Wellsford Capital and BankBoston,
                N.A., as lenders

(10)(ah)        Fixed Rate Loan Agreement dated as of August 11, 1998 by       Registration Statement on Form S-3 No.
                and among the Registrant, as borrower, Bankers Trust           333-63547                                   ----
                Company, as agent, and Gotham Partners, L.P., Gotham
                Partners III, L.P., Elliott Associates, L.P. and
                Blackacre Bridge Capital, L.L.C., as lenders

(10)(ai)        Employment contract for Daniel P. Friedman.
                                                                               1998 10-K                                    X
                                                                                                                           ----

(10)(aj)        Employment contract for Anne N. Zahner                         1998 10-K                                    X
                                                                                                                           ----

(10)(ak)        Employment contract for David Schonberger                      1998 10-K                                    X
                                                                                                                           ----


EXHIBIT                                                                            INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                              REFERENCE TO                         PAGE
------                         -----------                                              ------------                         ----
(10)(al)        Amendment No. 2, dated as January 8, 1999, to Amended              Form 8-K dated February 2, 1999.
                and Restated Credit Agreement, dated as of November 1,                                                     ----
                1997, among First Union Real Estate Equity and Mortgage
                Investments, as Borrower, First Union Management, Inc.,
                and National City Bank, Bankers Trust Company, Key Bank
                National Associates, The Huntington National Bank,
                Mellon Bank, N.A. and First Merit Bank, as Lenders.

                First Amendment to Fixed Rate Loan Agreement between First Union
                Real Estate Equity and Mortgage Investments, as Borrower; and
                Blackacre Bridge Capital, L.L.C., Gotham Partners, L.P., Gotham
                Partners III, L.P. and Elliott Associates, L.P., as Lenders, dated January 8, 1999.

                Letter Agreement between First Union Real Estate Equity and Mortgage Investments, as Borrower; and Blackacre
                Bridge Capital, L.L.C. Gotham Partners, L.P., Gotham
                Partners III, L.P. and Elliott Associates, L.P., as
                Lenders, dated January 8, 1999

                First Amendment to Fixed Rate Loan Agreement between First Union
                Real Estate Equity and Mortgage Investments, as Borrower; and
                BankBoston, N.A., Wellsford Capital and Bankers Trust Company, as Lenders, dated January 8, 1999.

                Letter Agreement between First Union Real Estate Equity and Mortgage Investments, as Borrower; and BankBoston,
                N.A., Wellsford Capital and Bankers Trust Company, as
                Lenders, dated January 8, 1999.



                                                       EXHIBIT INDEX
                                                       -------------

EXHIBIT                                                                            INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                              REFERENCE TO                         PAGE
------                         -----------                                              ------------                         ----
                Second Amendment, dated as of December 30, 1998, to the Amended and Restated Credit Agreement Dated as of April 17, 1997 between
                Imperial Parking Limited, as Borrower, Impark Services Limited,
                as Guarantor, and HongKong Bank of Canada and BT Bank of Canada,
                as Lenders.

(12)            Statements of Ratios of Combined Income from Operations
                and Combined Net Income to Fixed Charges                                                                     X
                                                                                                                            ----

(13)            1998 Annual Report                                                                                           X
                                                                                                                            ----

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
