Form 10-K405/A
period 1998-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1999-04-13
CIK 37008

,
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                     PART II

 5.      Market for Registrant's Common Equity and Related Stockholder
           Matters                                                            13; Exhibit 13, page 1

 6.      Selected Financial Data                                              13; Exhibit 13, page 2

 7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13; Exhibit 13, pages 25 through 31


 7A.     Quantitative and Qualitative Disclosures Regarding
           Market Risk                                                        13, Exhibit 13, page 28

                                                                                                   ---

 8.      Financial Statements                                                 13; Exhibit 13, pages 4 through 7

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

13.      Certain Relationships and Related Transactions                       14; 1999 Proxy Statement


                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K

         (a) Financial Statements and Financial
                  Statement Schedules                                         14 and 22 through 28;
                                                                              Exhibit 13, pages 4 through 7


         (b) Exhibits                                                         15 through 20;
                                                                              Exhibit Index, pages 29 through 34


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

         "Selected Financial Data" presented on page 2 and 3 of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 25 through 31 of Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK.


        Quantitative and Qualitative disclosures regarding market risk presented on page 28 of Exhibit 13.


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

         None.
                                                                              13

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



       SIGNATURE                               TITLE                       DATE
       ---------                               -----                       ----
Principal Executive Officer             President, and Chief            April 12, 1999
                                        Executive Officer
/s/ DANIEL P. FRIEDMAN
----------------------
Daniel P. Friedman

Principal Financial Officer             Executive Vice President-       April 12, 1999
                                        Chief Financial Officer
/s/ STEVEN M. EDELMAN
---------------------
Steven M. Edelman

Principal Accounting                    Controller                      April 12, 1999
Officer

/s/ GREGORY C. SCOTT
--------------------
Gregory C. Scott

Trustees:                                                )              Date
     William A. Ackman*                                  )              April 12, 1999
     Daniel J. Altobello*                                )
     David P. Berkowitz*                                 )
     William E. Conway*                                  )
     Allen H. Ford*                                      )
     Daniel P. Friedman*                                 )
     Stephen J. Garchik*                                 )
     Russell R. Gifford*                                 )
     David S. Klafter*                                   )
     William Scully*                                     )
     Daniel Shuchman*                                    )
     Stephen S. Snider*                                  )
     Mary Ann Tighe*                                     )
     James A. Williams*                                  )


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