Form 10-Q
period 1999-03-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1999-05-14
CIK 37008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For Quarter Ended March 31, 1999                  Commission File Number 1-6249
                  --------------                                         ------

             First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                              34-6513657
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

     Suite 1900, 55 Public Square
            Cleveland, Ohio                                       44113-1937
---------------------------------------                      -------------------
    (Address of principal offices)                                (Zip Code)

Registrant's telephone number, including area code:              (216) 781-4030
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

 31,376,105  Shares of Beneficial Interest outstanding as of March 31, 1999
---------------------------------------------------------------------------

================================================================================


               Total number of pages contained in this report: 12
                                                               --

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements.
-------  ---------------------

         The financial statements represent the combined results of First Union Real Estate Investments (the "registrant") and First Union Management Inc., ("Company"). Under a trust agreement, the shares of the Company are held for the benefit of the shareholders of the registrant. Accordingly, the financial statements of the Company and the registrant have been combined. Additionally, as the Company owns voting control of Imperial Parking Limited ("Impark"), the financial statements of Impark are consolidated with those of the Company.

         The combined financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures contained herein are adequate to make the information presented not misleading. These combined financial statements should be read in conjunction with the combined financial statements and the notes thereto included in the registrant's latest annual report on Form 10-K/A.

         The "Combined Balance Sheets" as of March 31, 1999 (unaudited) and December 31, 1998 (audited) and "Combined Statements of Operations, Combined Statements of Comprehensive Income and Combined Statements of Changes in Cash" for the periods ended March 31, 1999 (unaudited) and 1998 (unaudited), of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

Restatement of Combined Financial Statements
--------------------------------------------

         The registrant has restated its combined financial statements for the quarter ended March 31, 1998 as a result of changing the lives of assets used to calculate depreciation expense.

Financial Condition
-------------------

         The registrant in February 1999 sold a shopping center for $21.6 million resulting in net proceeds of $9.3 million after assumption of $11.5 million in mortgage debt by the purchaser. The registrant used the net proceeds to partially repay its $90 million note payable.

         In March 1999, the registrant sold an office building for $2.2 million resulting in net proceeds of $1.8 million. The registrant used the net proceeds to partially repay its $90 million note payable.

         Unrestricted cash decreased by approximately $11.7 million when comparing March 31, 1999 to the balance outstanding as of December 31, 1998. The cash was used to repay the registrant's bank credit facility.

         Accounts receivable and prepayments decreased by approximately $10.5 million when comparing the March 31, 1999 balance to that of December 31, 1998. The decrease was primarily caused by the collection of annual billings of tenant expense recoveries and participation rentals, the return of a deposit made in an unsuccessful attempt to secure new debt financing and the reduction of accounts receivable from Impark's equipment division.

Year 2000
---------

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

         As of December 31, 1998, the inventory and priority assessment phases of the Project were completed. Critical items are those believed by the registrant to involve a risk to the safety of individuals, or that may cause damage to property, or affect revenues. Testing of critical items was performed and was completed in the first quarter of 1999.

         The Project addresses three main sections: (a) Information Technology Systems; (b) Process Control and Instrumentation; and (c) Third Party Tenants, Suppliers and Customers.

         The Information Technology Systems section consists of all computer hardware and software. These systems are primarily used for accounting and financial reporting as well as property management purposes throughout the registrant's operations. Impark uses other systems mainly for revenue control purposes at the parking facility level. Impark's accounting and financial reporting systems are not Year 2000 compliant; these systems will be replaced by a new general-purpose financial reporting and general ledger package by October 31, 1999. This system is currently being implemented and tested. Additionally, new hardware and software are being installed at various properties and subsidiaries, which is anticipated to be completed by June 30, 1999.

         The Process Control and Instrumentation section includes the hardware, software and associated embedded computer chips that are used in the operations of certain facilities owned by the registrant. Testing and repair of this equipment is in process. The registrant's evaluation of these items and communications with manufacturers and suppliers revealed that the majority of this equipment is mechanical in nature and is not date-sensitive, and accordingly will not require remediation or replacement to function properly in the Year 2000. Contingency planning is in process, and all repair and testing is expected to be completed by June 30, 1999.

         The Third Party Tenants, Suppliers and Customers section includes the process of identifying critical suppliers and customers and obtaining information from them regarding their plans and progress in addressing the Year 2000 issue. A written notice regarding the Year 2000 issue was sent to all tenants occupying space at properties owned by the registrant and to landlords of parking facilities operated by Impark. Additionally, inquiries have been forwarded to critical third parties (primarily financial institutions and utility service providers), and responses are currently being obtained and evaluated. These evaluations will be followed by the development of contingency plans. All activities for this section are expected to be completed by June 30, 1999.

         The total cost of required modifications to achieve Year 2000 compliance is not expected to be material to the registrant's financial position. Estimated total costs are expected to be between $1.0 million and $2.0 million, including enhancements to software programs and upgrades to hardware, some portion of which would have been done irrespective of the Year 2000 problem.

         The failure to correct a material Year 2000 issue could result in the interruption or failure of certain normal business activities or operations. The most reasonable worst case scenarios for the registrant are

         - A significant number of tenants at shopping centers will not be able to record sales transactions using their automated equipment or accept credit card transactions, and
         - Electric utility companies will not be able to provide power to operate shopping centers, office buildings, or parking facilities.

         The most reasonable worst case scenarios for Impark are

         - Its financial reporting system will not work on or after January 1, 2000, and
         - Parking equipment that has been identified as non-compliant will not accept credit cards from parking patrons at the facilities it manages.

         The registrant does not have a contingency plan but is in the process of developing one upon completion of modification and testing of equipment used in operations and based on responses of critical third party suppliers and customers.


Liquidity and Capital Resources
-------------------------------

         Net cash provided by operations was $4.7 million as compared to $12 million when comparing the first quarter of 1999 to the same period of the prior year. The decrease is primarily caused by a reduction in accounts payable of approximately $8 million when comparing the first quarter of 1999 to that of 1998.

         The registrant did not pay a dividend to common shareholders of beneficial interest in the first quarter of 1999.

         The registrant, as noted previously, sold a shopping center and an office building in the first quarter of 1999, resulting in $11.1 million of net proceeds. The purchaser of the shopping center also assumed the $11.5 million in mortgage debt secured by the shopping center.

         The registrant used the net proceeds of $11.1 million to partially repay its $90 million note payable.

         During the first quarter of 1999, the registrant invested $1.8 million in capital and tenant improvements. The investment was made primarily for tenant improvements in the registrant's retail portfolio and to continue to tenant the former retail center in Denver, CO. which has been converted into an office technology center.

         As noted previously, the registrant repaid $12.2 million in borrowings under its bank credit facility from cash available as of December 31, 1998 and from cash generated from operations.

         The registrant was required to reduce its bank loans outstanding to $80 million by April 30, 1999 and to $50 million by June 30, 1999. The remaining balance of $50 million must be repaid by August 11, 1999. The registrant on May 5, 1999 sold four shopping centers resulting in $36.1 million of net proceeds of which $33.4 million was utilized to reduce the bank loan balance to $56.4 million based on March 31, 1999's outstanding borrowing. The remainder of the proceeds of $2.7 million, were used to partially repay the bridge loan. Although the required reduction in the bank loans was made after April 30, 1999, the registrant was not in default under the bank loan agreements. Additionally, the registrant sold eight apartment complexes on May 12, 1999 resulting in net proceeds of $46 million after the purchaser assumed $37.5 million of mortgage debt secured by four of the apartment complexes. The net proceeds consisted of $24.9 million in cash after prorations and fees and 530,000 shares of common stock of the purchaser which is a Real Estate Investment Trust (REIT). The registrant used $24.9 million of the net cash proceeds to reduce bank borrowings to a balance of $31.5 million based on March 31, 1999's balance outstanding. The registrant intends to sell the REIT shares as market conditions allow with the proceeds from the sale of these shares used to repay the note payable and bank loans.

         The note payable, which had $79 million outstanding as of March 31, 1999 must be reduced to $38 million by May 15, 1999. The registrant reduced the note payable balance by $3.6 million on April 1, 1999 from the proceeds of a sale of an office building and $2.7 million on May 5, 1999 from the sale of four shopping centers. Additionally, the registrant has conducted a rights offering to raise approximately $50 million. The registrant for a fee of $1.8 million has obtained a standby commitment to purchase substantially all shares not purchased by other shareholders. The standby purchaser are Gotham Partners, L.P., Gotham Partners III, L.P., and Gotham Partners International LTD. The net proceeds of approximately $46 million from the rights offering will be used to repay approximately $9 million of bank loan borrowing and $37 million of the note payable. After completion of the rights offering, and paydown of the bank loans and note payable, the registrant will have approximately $22.5 million and $35.7 million of bank loans and note payable outstanding, respectively. The registrant intends to repay the remaining amounts outstanding under the bank loans and note payable through the sale of the common shares received in the sale of the registrant's apartment complex as noted previously, additional asset sales during the remainder of the second quarter of 1999 and obtaining approximately $40 million in mortgage financing.


Results of Operations
---------------------

         Net loss applicable to common shares of beneficial interest for 1999 was $5.4 million as compared to a net loss of $4.5 million in 1998. The net loss for 1999 was reduced by $.5 million in capital gains resulting from the sale of a shopping center in February 1999.

         Mortgage loan interest income declined by $.5 million when comparing 1999 to 1998. The decline in interest income was caused by the repayment of a mortgage investment secured by a shopping mall in Fairmount, WV, in January 1998 and the repayment of a mortgage investment secured by an office building in Cleveland, OH, in May 1998.

         The registrant had approximately $11.2 million invested in U.S. Treasury bills and approximately $2.0 million invested in the stock of another REIT during the first three months of 1998. The U.S. Treasury bills were purchased in April 1997 to secure the registrant's obligation under an agreement with the former owners of Impark to collaterialize $10.5 million of non-voting stock and accrued interest which the former owners of Impark received when the registrant's affiliated management company purchased voting control of Impark. The REIT stock was acquired in the third and fourth quarters of 1997 as a long-term investment. The non-voting common stock of Impark that was owned by the former owners of Impark was purchased by the registrant's affiliated management company in June 1998 allowing the registrant to divest the U.S. Treasury bills. The registrant sold its holdings in the REIT stock in April 1998 as a result of its change in investment strategy.

         Property net operating income, which is defined as rent less operating expenses and real estate taxes, increased by $1.5 million when comparing the first quarter of 1999 to the same period of 1998. The increase was attributed to the following:

                                                                                           EFFECT ON PROPERTY
                                                                                          NET OPERATING INCOME
                                                                                         ---------------------
                                                                                         (Millions of dollars)
                 -     Parking assets  acquired in first and second quarter of
                       1998                                                                       $ .8

                 -     Improvement in Impark's property net operating income
                       primarily from reduced losses at its equipment
                       subsidiaries                                                                 .4

                 -     Increased rental rates and occupancy at apartment
                       complexes                                                                    .4

                 -     Comparable retail properties owned in 1998 and 1999
                       primarily from increased rental income in St. Cloud,
                       MN, Abilene, TX, and Clarksville, TN                                         .7

                 -     Increases in results of parking assets in portfolio for
                       both 1999 and 1998 due primarily to new contracts with
                       third party operator which began in November 1998                            .2

                 -     Leasing of North Valley Tech Center                                          .2

                 -     Effect of adoption of Emerging Issues Task Force 98-9
                       "Accounting For Contingent Rent in Interim Financial
                       Periods" which delays recognition of participation
                       rentals until the fourth quarter of 1999                                    (.7)

                 -     Sale of shopping center and office building in first
                       quarter of 1999                                                             (.4)

                 -     Decrease in occupancy at office building in Cleveland,
                       Ohio                                                                        (.1)
                                                                                                  ----
                                                                                                  $1.5
                                                                                                  ====

         Mortgage loan interest expense increased in the first three months of 1999 as compared to the same period of 1998 due to approximately $34 million of mortgage loans obtained or assumed in conjunction with the acquisition of three U.S. parking facilities during the first six months of 1998.

         Senior note interest expense declined by $1.9 million and note payable interest expense increased by $2.5 million when comparing the first quarter of 1999 to the same period of 1998. The decline in senior note interest expense and increase in notes payable interest expense was caused by the registrant, in August 1998, repaying $87.5 million of senior notes with a $90 million note payable that currently bear interest at 12% per annum.

         Bank loan interest expense increased by $.3 million when compared to 1998. The increase was caused primarily by increased borrowing under the registrant's bank lines of credit. The weighted average balances outstanding under the bank credit facility was $87.8 million in 1999 versus $80.5 million in 1998. Additionally, the registrant paid $.3 million to its bank loan lenders to extend the bank loan facility reduction date from March 31, 1999 to April 30, 1999 at which time the bank loan commitment was reduced to $80 million from $105 million. The aforementioned increase in bank loans interest expense was partially offset by the reduction in interest expense associated with the put-right attached to the Impark common shares which had been retained by Impark's former owners. The shares were repurchased in June 1998.

         Depreciation and amortization expense, increased primarily due to the amortization of deferred finance costs associated with the $90 million, 12% note payable when comparing 1999 to 1998. Also contributing to the increase in depreciation and amortization was the amortization of finance costs associated with the registrant's bank credit facility and the depreciation related to four U.S. parking facilities acquired during the first half of 1998.

         The registrant accrued $.9 million of expense for litigation and proxy solicitation costs during the first quarter of 1998 as a result of the proxy contest and the change in majority of its Board of Trustees which occurred in May 1998.

         General and administrative expenses increased by $.2 million when comparing 1999 to 1998. The increase was caused primarily by $.5 million in severance expense for terminations during the first quarter of 1999 and $.3 million in legal fees primarily for renegotiation of the $90 million note payable and the registrant's credit facilities. Consequently, general and administrative expenses, after deducting the severance and legal expense, declined by $.6 million when comparing 1999 to 1998. The decline is attributed primarily to attrition of personnel of the registrant.

         Certain statements contained in this Form 10-Q that are forward-looking are based on current expectations that are subject to a number of uncertainties and risks, and actual results may differ materially. The uncertainties and risks include, but are not limited to, changes in market activity, changes in local real estate conditions and markets, actions by competitors, interest rate movements and general economic conditions. Further information about these matters can be found in the registrant's Annual Report filed with the SEC on Form 10K/A.

Item 3.
-------

Quantitative and Qualitative Disclosures of Market Risk
-------------------------------------------------------

Interest Rate Risk
------------------

         The registrant and Impark have entered into certain financing arrangements that require interest payments based on variable interest rates. As such, the combined financial statements are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the registrant has entered into a rate guarantee contract (also known as an interest rate cap) for a portion of its floating rate financing arrangements. The registrant does not enter into rate guarantee contracts for trading purposes.

         The table below provides information about the registrants and Impark's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including the interest rate cap and debt obligations. Weighted average variable rates are based on the rates in effect at March 31, 1999. No assumptions have been made about the future interest rates. The Canadian dollar denominated obligation is presented in U.S. dollar equivalents, which is the registrant's reporting currency.

                                                                            AS OF MARCH 31, 1999
                                                       ------------------------------------------------------------------
                                                        EXPECTED MATURITY DATES (AMOUNTS IN MILLIONS)
                                                       ------------------------------------------------------------------   FAIR
                                                       1999    2000     2001    2002      2003    THEREAFTER     TOTAL      VALUE
                                                       ----    ----     ----    ----      ----    ----------     -----      -----
LIABILITIES
----------------------------
Bank loans at variable rates
----------------------------

      Registrant                                     $89.8                                                        $89.8     $89.8
      Weighted average interest rate                  8.00%
      Impark ($US)                                            $24.2                                               $24.2     $24.2
      Weighted average interest rate                           7.00%

Mortgage loans
--------------
      Fixed rate                                     $4.1      $4.4     $4.8     $52      $5.3      $228         $298.6    $298.6
      Average interest rate                          8.68%     8.80%    8.81%   9.10%     9.08%     8.83%
      Variable rate (based on LIBOR)                                    34.0                                      $34.0     $34.0
      Weighted average interest rate                                    6.75%

Senior notes
------------
      Fixed rate                                                                         $12.5                    $12.5     $12.5
      Interest rate                                                                      8.875%

Notes payable
-------------
      Note payable                                  $78.9                                                         $78.9     $78.9
      Interest rate                                    12%


Interest Rate Derivatives
-------------------------

         The registrant owns an interest rate October cap that protects it from increases in LIBOR above 7% on a notional amount of $63.5 million, decreasing to $33.5 million in October 1999 and expiring in October 2000.

Exchange Rate Risk
------------------

         Impark operates internationally and enters into transactions denominated mainly in Canadian currency. As a result, the registrant and its affiliated management company are subject to the variability that arises from exchange rate movements. The registrant and its affiliated management company do not hedge risks in foreign currency exchange rate movements and do not intend to do so in the foreseeable future.

         The only Canadian denominated debt obligation that is sensitive to foreign currency exchange rates is the Impark bank loan. The table above presents its principal cash flow, weighted average interest rate and maturity date for this bank loan. The weighted average variable rate is based on the rate in effect at March 31, 1999. No assumptions have been made about future interest rates. The information is presented in U.S. dollar equivalents, which is the registrant's reporting currency.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.
-------  ------------------
         None


Item 2.  Changes in Securities.
-------  ----------------------
         None.


Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------
         None.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------
         None

Item 5.  Other Information.
-------  ------------------
         None.


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibits:
              ---------

              Exhibit (20)             -    Financial Statements
                                               Combined Balance Sheets as of
                                               March 31, 1999 (unaudited) and
                                               December 31, 1998 (audited).

                                               Combined Statements of Operations
                                               for the Three Months ended March
                                               31, 1999 (unaudited) and 1998
                                               (restated and unaudited).

                                               Combined Statements of
                                               Comprehensive Income for the
                                               Three Months ended March 31, 1999
                                               (unaudited) and 1998 (restated
                                               and unaudited).

                                               Combined Statements of Changes in
                                               Cash for the Three Months ended
                                               March 31, 1999 and 1998 (restated
                                               and unaudited).

                                               Notes to Combined Financial
                                               Statements.



         (b) Reports on Form 8-K:
             ---------------------

                      February 2, 1999           -   Amendment  No. 2, dated as
                                                       of January 8, 1999, to
                                                       Amended and Restated
                                                       Credit Agreement, dated
                                                       as of November 1, 1997,
                                                       among First Union Real
                                                       Estate Equity and
                                                       Mortgage Investments, as
                                                       Borrower, First Union
                                                       Management, Inc., and
                                                       National City Bank,
                                                       Bankers Trust Company,
                                                       Key Bank National
                                                       Associates, The
                                                       Huntington National Bank,
                                                       Mellon Bank, N.A. and
                                                       First Merit Bank, as
                                                       Lenders.

                                                       First Amendment to Fixed
                                                       Rate Loan Agreement
                                                       between First Union Real
                                                       Estate Equity and
                                                       Mortgage Investments, as
                                                       Borrower; and Blackacre
                                                       Bridge Capital, L.L.C.,
                                                       Gotham Partners, L.P.,
                                                       Gotham Partners III, L.P.
                                                       and Elliott Associates,
                                                       L.P. as Lenders, dated
                                                       January 8, 1999.

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

                                                  Second Amendment, dated
                                                  as of December 23, 1998,
                                                  to the Amended and
                                                  Restated Credit Agreement
                                                  dated as of April 17,
                                                  1997 between Imperial
                                                  Parking Limited, as
                                                  Borrower, Impark Services
                                                  Limited, as Guarantor,
                                                  and HongKong Bank of
                                                  Canada and BT Bank of
                                                  Canada, as Lenders.

                             March 29, 1999    Item 5   - Registrant's intention
                                                          to sell certain assets.
                                               Item 7b) - Proforma Financial
                                                          Information
                                                          - Proforma combined
                                                            balance sheet as of
                                                            December 31, 1998.
                                                          - Proforma combined
                                                            statements of operations
                                                            for the twelve months
                                                            ended December 31, 1998.

         (c)  Financial Data Schedules

                                               -  Three months ended March
                                                  31, 1999 (unaudited).

                                               -  Three months ended March
                                                  31, 1998, as restated
                                                  (unaudited).

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


                                            First Union Real Estate Equity and
                                                    Mortgage Investments
                                            ----------------------------------
                                                        (Registrant)





Date: May 14, 1999                          By: /s/Brenda J. Mixson
                                                --------------------------------
                                                Brenda J. Mixson, Interim Chief
                                                Financial Officer




Date: May 14, 1999                          By: /s/Gregory C. Scott
                                                --------------------------------
                                                Gregory C. Scott
                                                Controller

                                Index to Exhibits
                                -----------------



                                                                           Page
                                                                          Number
                                                                          ------

Exhibit (20) - Financial Statements
                 Combined Balance Sheets as of March 31, 1999 (unaudited)
                 and December 31, 1998 (audited)........................   ____

                 Combined Statements of Operations for the Three
                 Months ended March 31, 1999 (unaudited) and 1998
                 (restated and unaudited)...............................   ____

                 Combined Statements of Comprehensive Income for the
                 Three Months ended March 31, 1999 (unaudited) and
                 1998 (restated and unaudited) .........................   ____

                 Combined Statements of Changes in Cash for the
                 Three Months ended March 31, 1999 (unaudited) and
                 1998 (restated and unaudited)..........................   ____

                 Notes to Combined Financial Statements.................   ____


Exhibit (27) - Financial Data Schedules

                 Three months ended March 31, 1999 (unaudited).

                 Three months ended March 31, 1998, as restated (unaudited).