Form 10-Q
period 1999-06-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1999-08-13
CIK 37008

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 -------------


For Quarter Ended June 30, 1999                 Commission File Number 1-6249
                  -------------                                        ------

             First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                              34-6513657
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    Suite 1900, 55 Public Square
            Cleveland, Ohio                                       44113-1937
---------------------------------------                      -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:              (216) 781-4030
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

    43,925,550 Shares of Beneficial Interest outstanding as of June 30, 1999
   --------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


               Total number of pages contained in this report: 14
                                                              ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements.
-------  ---------------------

         The financial statements represent the combined results of First Union Real Estate Equity and Mortgage Investments (the "registrant") and First Union Management Inc., ("Company"). Under a trust agreement, the shares of the Company are held for the benefit of the shareholders of the registrant. Accordingly, the financial statements of the Company and the registrant have been combined. Additionally, as the Company owns voting control of Imperial Parking Limited ("Impark"), the financial statements of Impark are consolidated with those of the Company.

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

         The "Combined Balance Sheets" as of June 30, 1999 (unaudited) and December 31, 1998 (audited) and "Combined Statements of Operations, Combined Statements of Comprehensive Income and Combined Statements of Changes in Cash" for the periods ended June 30, 1999 (unaudited) and 1998 (unaudited and restated), of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

Restatement of Combined Financial Statements
--------------------------------------------

         The registrant has restated its combined financial statements for the quarter and six months ended June 30, 1998 as a result of changing the lives of assets used to calculate depreciation expense.

Financial Condition
-------------------

         The registrant sold a shopping center in February 1999 for $21.6 million resulting in net proceeds of $9.3 million after assumption of $11.5 million of mortgage debt by the purchaser. The registrant sold an office building in March 1999 for $1.8 million in net proceeds. Also, the registrant sold eight apartment complexes in May 1999 for $86 million resulting in net proceeds of $46.7 million after the assumption of $37.5 million in debt by the purchaser. Additionally, in May and June 1999, the registrant sold five shopping malls and a shopping center for $59.4 million resulting in net proceeds of $57.8 million. The registrant also sold an office property, parking lot and shopping mall in the second quarter of 1999 for $8.1 million, resulting in $7.7 million of net proceeds.

         Accounts receivable and prepayments decreased by $12.9 million when comparing the June 30, 1999 balance to the balance outstanding as of December 31, 1998 primarily due to reduced receivables at Impark's equipment subsidiary and collection of annual participation rent billings by the registrant in the first half of 1999.

         The net proceeds from the above sales of $123.3 million were used to repay $37.3 million of the registrant's note payable and $86 million of bank loans.

         Unrestricted cash decreased by approximately $8.7 million when comparing June 30, 1999 to the balance outstanding as of December 31, 1998. The cash was used to repay the registrant's bank credit facility.

         In May 1999 the registrant distributed approximately 12.5 million rights to purchase shares of beneficial interest of the registrant at $4.00 per share, raising approximately $46.7 million net of offering costs. The registrant used the net proceeds of the rights offering to repay $37.7 million of its note payable and $9 million of its bank loans.

         In the second quarter of 1999, Impark sold a parking subsidiary to its former president for a $3.1 million Canadian, ten year note bearing interest at 8% per annum. The registrant sold a building to the former president of Impark for a $480,000 Canadian ten-year mortgage note bearing interest at 8% per annum for the first five years and 9.25% per annum for the second five years. Impark in the second quarter of 1999, sold its security subsidiary to a former employee for a $750,000 Canadian note and $950,000 Canadian in cash which was received in the third quarter of 1999 and was utilized to repay Impark's credit facility. The note is for two years and bears interest at 12% per annum for the first year and 16% per annum for the second year.


Year 2000
---------

         In June 1998, the registrant implemented a multi-step Year 2000 Compliance Project (the "Project"). The Project addresses the issue of computer systems and embedded computer chips that may not be able to properly recognize dates prior to, on, or after January 1, 2000.

         The general phases of the Project are as follows: (1) inventorying systems and equipment that may be affected by the Year 2000 issue; (2) assigning priorities to the items identified; (3) evaluating the Year 2000 compliance of items deemed to be critical to the registrant's operations; (4) testing critical items; (5) repairing or replacing critical items that are not Year 2000 compliant and (6) developing and implementing contingency plans for each location.

         As of December 31, 1998, the inventory and priority assessment phases of the Project were completed. Critical items are those believed by the registrant to involve a risk to the safety of individuals, or that may cause damage to property, or affect revenues. Testing of critical items was performed and was completed in the first quarter of 1999. During the second quarter of 1999, the registrant repaired and replaced certain critical items, and will continue repairing and replacing other items into the fourth quarter. The registrant has also prepared contingency plans for each location.

         The Project addresses three main sections: (a) Information Technology Systems; (b) Process Control and Instrumentation; and (c) Third Party Tenants, Suppliers and Customers.

         The Information Technology Systems section consists of all computer hardware and software. These systems are primarily used for accounting and financial reporting as well as for some property management functions throughout the registrant's operations. Impark uses other systems mainly, for revenue control purposes at the parking facilities. Impark's accounting and financial reporting systems are not Year 2000 compliant; these systems are being replaced by a new general-purpose financial reporting and general ledger package. This system is currently being implemented and tested, and is scheduled for completion by October 31, 1999. Additionally, new hardware and software are being installed at various properties and subsidiaries, and such installations are anticipated to be completed by September 30, 1999.

         The Process Control and Instrumentation section includes the hardware, software and associated embedded computer chips that are used in the operations of certain facilities owned by the registrant. Testing of this equipment has been completed. The registrant's evaluation of these items and communications with manufacturers and suppliers revealed that the majority of this equipment is mechanical in nature and is not date-sensitive, and accordingly will not require remediation or replacement to function properly in the Year 2000. Contingency planning is being performed, as well as repairing and testing is being done, all of which are expected to be completed by September 30, 1999.

         The Third Party Tenants, Suppliers and Customers section includes the process of identifying critical suppliers and customers and obtaining information from them regarding their plans and progress in addressing the Year 2000 issue. A written notice regarding the Year 2000 issue was sent to all tenants occupying space at properties owned by the registrant and to landlords of parking facilities operated by Impark. Additionally, inquiries have been forwarded to critical third parties (primarily financial institutions and utility service providers), and responses have been obtained and evaluated. These evaluations have been the basis for the development of contingency plans. All activities for this section are expected to be completed by September 30, 1999.

         The total cost of required modifications to achieve Year 2000 compliance is not expected to be material to the registrant's financial position. Estimated total costs are expected to be between $1.0 million and $2.0 million, including enhancements to software programs and upgrades to hardware, some portion of which would have been done irrespective of the Year 2000 problem.

         The failure to correct a material Year 2000 issue could result in the interruption or failure of certain normal business activities or operations. The most reasonable worst case scenarios for the registrant are

         - A significant number of tenants at shopping centers will not be able to record sales transactions using their automated equipment or accept credit card transactions, and
         - Electric utility companies will not be able to provide power to operate shopping centers, office buildings or parking facilities.

         The most reasonable worst case scenarios for Impark are

         - Its financial reporting system will not work on or after January 1, 2000, and
         - Parking equipment that has been identified as non-compliant will not accept credit cards from parking patrons at the facilities it manages.

         The registrant's contingency plans include securing malls and office properties if electric power is not available and operating parking facilities manually.


Liquidity and Capital Resources
-------------------------------

         Net cash provided by operations was $12 million as compared to $5.6 million when comparing the first six months of 1999 to the same period of the prior year. The increase is primarily attributed to a reduction in the loss before capital gains when comparing the first six months of 1999 to that of 1998. The reduction in the loss was primarily attributed to the non-recurrence of several expenses totaling $17.3 million during the first half of 1998 and further described in "Results of Operations".

         The registrant sold a shopping center in February 1999 for $21.6 million resulting in net proceeds of $9.3 million after assumption of $11.5 million of mortgage debt by the purchaser. The registrant also sold in March 1999, an office building for $1.8 million in net proceeds. Also, the registrant in May 1999 sold eight apartment complexes for $86 million resulting in net proceeds of $46.7 million after the assumption of $37.5 million in debt by the purchaser. Additionally, in May and June 1999 the registrant sold five shopping malls and a shopping center for $59.4 million resulting in net proceeds of $57.8 million. The registrant also sold an office property, parking lot and shopping mall in the second quarter of 1999 for $8.1 million resulting in $7.7 million of net proceeds.

         During the first six months of 1999, the registrant invested $3.7 million in capital and tenant improvements. The investment was made primarily for tenant improvements to continue to tenant the former retail center in Denver, CO. which has been converted into an office technology center, and to build an anchor tenant store in Abilene, TX.

         The registrant repaid approximately $104 million of bank loans by using approximately $86 million from proceeds of property sales, $9 million from the sale of shares of beneficial interest from the rights offering and $9 million from cash available and funds generated from operations.

         During the first six months of 1999, the registrant used $37.3 million from property sales and $37.7 million from the rights offering and $2.8 million in cash generated from operations to repay its note payable.

         In July 1999, the registrant sold two shopping malls, resulting in $30.3 million in net proceeds. The registrant subsequently repaid the remaining $12.2 million of its note payable with proceeds from the property sales. Additionally, the registrant obtained two mortgage loans, resulting in approximately $37 million of proceeds in July and August 1999. The mortgages are secured by office properties in Cleveland, OH and Denver, CO.

         The registrant did not pay a dividend to common shareholders of beneficial interest in the first half of 1999.

Results of Operations
---------------------

         Net income applicable to common shares for the six months ended June 30, 1999 was $10.1 million as compared to a net loss of $16.2 million for the same period of 1998. The six-month period ending June 30, 1999 included $27.8 million of capital gains compared to $10.2 million in 1998. Capital gains for the six months ended June 30, 1999 included $8.7 million from the sale of eight apartment complexes and $19.1 million in capital gains from the sale of six shopping malls and one shopping center. In 1998, capital gains included the sale of land in Cleveland, OH for $1.7 million, recognition of a $7.7 million capital gain which had been deferred from a sale in 1982 when the registrant received a mortgage note as part of the sale consideration which was repaid in May 1998, and $.8 million from the sale of a forward exchange agreement.

         Net income for the second quarter of 1999 and six months ended June 30, 1999 included a $9 million impairment loss which was recorded because the registrant entered into a contract in July 1999 to sell six shopping malls. The sale price for these malls was below net book value at June 30, 1999.

         Net income for the second quarter of 1999 was $15.4 million as compared to a net loss of $11.8 million for the same period of 1998. As noted previously, the second quarter of 1999 included a $9 million impairment loss and $8.7 million in capital gains from the sale of eight apartment complexes and $18.6 million in capital gains from the sale of five shopping malls and one shopping center.

         The net loss for the comparable three and six month periods of 1998 included a $2.3 million loss for a forfeited deposit for a property acquisition which was terminated, a $5.3 million expense due to lifting of restrictions on restricted shares which vested upon the change in the majority of the Board of Trustees in June 1998, a $3.4 million payment to the registrant's former chairman, president and chief executive officer, $.9 million and $3.9 million in proxy and litigation expenses for the three and six month periods ended June 30, 1998, respectively, $1.5 million in professional fees incurred to avoid a change in the composition of the Board of Trustees and $1.5 million in foreign currency mark-to-market losses. The second quarter of 1998 included capital gains, as noted previously, from the sale of land in Cleveland, OH for $1.7 million, the recognition of a deferred capital gain of $7.7 million and $.8 million from the sale of a forward exchange contract.

         Mortgage loan investment income declined when comparing both the six months and second quarter of 1999 to the same periods of 1998. The decline in interest income was caused by the repayment of two mortgage investments in 1998.

         Property net operating income, which is defined as rent less operating expenses and real estate taxes for the second quarter of 1999 decreased by $1.6 million when compared to the same period last year. The decrease was attributed to the following:

                                                          EFFECT ON PROPERTY NET
                                                             OPERATING INCOME
                                                          ----------------------
                                                               (In millions)

         Properties sold in 1999                                    $(3.7)

         Reduction in losses at Impark's equipment
            subsidiary primarily from cost reductions and
            reduction in Canadian income taxes                        1.2

         Effect of adoption of EITF 98-9 "Accounting for
            Contingent Rent in Interim Financial Periods"
            which delays recognition of participation
            rentals until the fourth quarter of 1999                  (.4)

         Comparable retail properties in portfolio in 1999
            and 1998 primarily due to reduced expenses and
            increased tenant expense recovery                          .8

         Leasing of North Valley Tech Center, Westgate Towne
            Centre and Two Rivers                                      .5

         Parking facility purchased 7/1/98                             .1

         Increase in results of parking assets in portfolio
            for both 1999 and 1998 primarily due to new
            contacts with third party operators                        .1

         Decrease in occupancy at 55 Public Square in 1999            (.2)
                                                                    -----
                                                                    $(1.6)
                                                                    =====

     Property net operating income for the six months of 1999 decreased by $.1 million when compared to the same period of 1998. The decrease was caused by the following:

                                                          EFFECT ON PROPERTY NET
                                                             OPERATING INCOME
                                                          ----------------------
                                                                (In millions)

      Sale of properties in 1999                                    $(3.8)

      Reduction in losses at Impark's equipment subsidiary
         primarily from cost reductions and reduction in
         Canadian income taxes                                        1.7

      Leasing of North Valley Tech Center, Westgate Towne
         Centre and Two Rivers                                        1.0

      Comparable retail properties in portfolio for 1999 and
         1998 primarily due to reduced expenses and
         increased tenant expense recovery                            1.5

      Effect of EITF 98-9 "Accounting for Contingent Rent in
         Interim Financial Periods" which delays recognition
         of participation rentals until the fourth quarter
         of 1999                                                      (.9)

      Parking facilities purchased in 1998 with results for
         a full six months in 1999                                     .8

      Increase in results of parking assets in portfolio for
         both 1999 and 1998 due to new contracts with third
         party operators                                               .1

      Decreased occupancy in 1999 at 55 Public Square office
         building                                                     (.3)
                                                                    ------
                                                                     $(.1)
                                                                    ======

         Depreciation and amortization expense increased when comparing the second quarter of 1999 to the same period of 1998 primarily due to $.9 million of amortization expense related to the registrant's note payable and bank loans and $.4 million in depreciation expense from tenant alterations completed in the fourth quarter of 1998 at the registrant's properties. The increase of $1.3 million is partially offset by a $1 million decrease in depreciation expense resulting from the sale of properties during 1999. Depreciation expense increased when comparing the first half of 1999 to that of 1998. The increase was caused primarily by $2.4 million of amortization associated with the registrant's note payable and bank loans and $.8 million in depreciation for tenant alterations which were completed in the second half of 1998. This increase is partially offset by $1 million in reduced depreciation expense for properties which were sold during 1999.

         Notes payable interest expense increased while senior note interest decreased when comparing 1999 to 1998 due to the registrant, in August 1998, repaying $87.5 million, in 8 7/8% senior notes with a $90 million note payable that bears interest at 14.2% per annum as of June 30, 1999.

         Bank loan interest expense decreased when comparing both the second quarter and six months of 1999 to the same period of 1998. The decrease was primarily due to repayment of the registrant's bank facility in the second quarter of 1999 from proceeds from property sales and decreased interest rates of approximately 100 basis points on Impark's bank credit facility when comparing 1999 to 1998. Additionally, in June 1998 the registrant recorded $.6 million and $.1 million of bank covenant waiver fees as interest expense for the registrant and Impark, respectively.

         General and administrative expense declined when comparing the second quarter and six months of 1999 to the same periods of the prior year. The decline is primarily the result of expenses recorded in 1998 that did not recur in 1999. These expenses included:

         - $3.4 million payment to the registrant's former Chairman, President and Chief Executive due to his termination.

         - $5.3 million for the vesting of restricted shares upon the change in the majority of the Board of Trustees.

         - $1.5 million in professional fees to avoid a change in the composition of the Board of Trustees.

         - $2.3 million for a forfeited deposit for a property acquisition which was terminated.

         - $.4 million expense to reserve for the termination of a software project.

         -  $.7 million in expansion costs into U.S. markets by Impark.

Additionally, the registrant has downsized its operations resulting in reduced salary expense of $.6 million and $.9 million for the three and six month periods of 1999, when compared to 1998, respectively. However, this decrease is offset by approximately $1 million of professional fee expenses relating to developing strategic alternatives for the registrant and Impark during the first half of 1999.

         The registrant entered into a contract in July 1999 to sell six shopping malls for $191.5 million. As the sale price is below the net book value of these six malls, the registrant recorded a $9 million unrealized loss on the carrying value of these assets in the second quarter of 1999.

         The registrant recorded $1.5 million of foreign currency mark-to-market losses in June 1998 due to the decline of the Canadian dollar versus the U.S. dollar. Previous to June 1998, the registrant had hedged its exposure to Canadian currency. During 1999, as the Canadian dollar strengthened versus the U.S. dollar, the registrant has recorded foreign currency mark-to-market gains of $.4 million and $.7 million in the second quarter and first six months of 1999, respectively.

         The registrant accrued $3.9 million of expense related to litigation and proxy solicitation in the second quarter of 1998 and $4.8 million in the first six months of 1998, which included the proxy expenses of Gotham Partners L.P. of $3.1 million.

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

         The table below provides information about the registrant's and Impark's financial instruments that are sensitive to changes in interest rates. Weighted average variable rates are based on the rates in effect at June 30, 1999. No assumptions have been made about future interest rates. The Canadian dollar denominated obligation is presented in U.S. dollar equivalents, which is the registrant's reporting currency.

                                                                            AS OF JUNE 30, 1999
                                                       ----------------------------------------------------------------
                                                            EXPECTED MATURITY DATES (AMOUNTS IN MILLIONS)
                                                       -------------------------------------------------------                FAIR
                                                       1999     2000     2001    2002      2003     THEREAFTER     TOTAL      VALUE
                                                       ----     ----     ----    ----      ----     ----------     -----      -----
LIABILITIES
----------------------------------------------------
Bank loans at variable rates
----------------------------
   - Impark ($US)                                   $22.7                                                          $22.7     $22.7
      Weighted average interest rate                 6.75%

Mortgage loans
--------------
   - Fixed rate                                      $1.6      $3.5     $3.8    $49.5    $4.2      $197.5         $260.1    $260.1
      Average interest rate                          8.93%     8.93%    8.93%    8.93%   9.28%       9.07%
   - Variable rate (based on LIBOR)                                    $34.0                                       $34.0     $34.0
      Weighted average interest rate                                   6.75%

Senior notes
------------
   - Fixed rate                                                                         $12.5                      $12.5     $12.5
      Interest rate                                                                     8.875%

Notes payable
-------------
   -  Note payable                                  $12.3                                                          $12.3     $12.3
       Fixed interest rate                           14.2%


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

         The only Canadian denominated debt obligation that is sensitive to foreign currency exchange rates is the Impark bank loan. The table above presents its principal cash flow, weighted average interest rate and maturity date for this bank loan. The weighted average variable rate is based on the rate in effect at June 30, 1999. No assumptions have been made about future interest rates. The information is presented in U.S. dollar equivalents, which is the registrant's reporting currency.

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

         The following matters were considered at the 1999 Special Meeting of Beneficiaries on May 17, 1999.

         A) Election of members to the Board of Trustees:


             Class III

                                                              Number of Votes
                                       ----------------------------------------
                                           For                    Withheld
                                       ----------                 --------
             Daniel J. Altobello       28,988,264                 548,685
                                            98.14%                   1.86%

                                           For                     Withheld
                                       ----------                 --------
             David S. Klafter          28,991,566                 545,383
                                            98.15%                   1.85%

                                           For                     Withheld
                                       ----------                 --------
             William A. Scully         28,998,593                 538,356
                                            98.18%                   1.92%

              The following Members of the Board of Trustees are continuing their terms:

                    William Ackman                     Daniel Shuchman
                    David P. Berkowitz                 Stephen S. Snider
                    Allen H. Ford                      Mary Ann Tighe
                    Daniel P. Friedman                 James A. Williams
                    Stephen J. Garchik

              B) Proposal to adopt certain amendments to the registrant's 1994 Long-Term Incentive Performance Plan.

                             For                   Against             Withheld
                         ----------               ---------            --------
                         12,697,393               4,846,050            374,634
                              70.86%                  27.04%              2.70%

              C) Proposal to adopt the 1999 Share Option Plan for Trustees.

                            For                    Against             Withheld
                         ----------               ---------            --------
                         13,164,103               4,353,206            400,768
                              73.50%                  24.30%              2.20%

Item 5.  Other Information.
-------  ------------------
              None.


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibits:
              ---------

              Exhibit (20)  -   Financial Statements
                                    Combined Balance Sheets as of June 30, 1999
                                    (unaudited) and December 31, 1998 (audited).

                                    Combined Statements of Operations for the Three and Six Months ended June 30, 1999 (unaudited) and 1998 (unaudited and restated).

                                    Combined Statements of Comprehensive Income for the Three and Six Months ended June 30, 1999 (unaudited) and 1998 (unaudited and restated).

                                    Combined Statements of Changes in Cash for the Three and Six Months ended June 30, 1999 (unaudited) and 1998 (unaudited and restated).

                                    Notes to Combined Financial Statements.

              Exhibit (27) -        Financial Data Schedules
                                    - Six months ended June 30, 1999
                                      (unaudited)

                                    - Six months ended June 30, 1998
                                      (unaudited and restated)



         (b)  Reports on Form 8-K and 8-K/A
              -----------------------------
                         8-K
                         ---

                         April 15, 1999      -   Item 5 -   Registrant entered
                                                            into contracts to
                                                            sell nine shopping
                                                            centers and eight
                                                            apartment complexes
                                                            and sold a shopping
                                                            center and two
                                                            office buildings.

                                             -   Item 7(b) - Proforma Financial
                                                             Information.

                                             -   Proforma Combined Balance Sheet
                                                       as of December 31, 1998.

                                             -   Proforma Combined Statement of
                                                       Operations for the twelve
                                                       months ended December 31,
                                                       1998.

                         April 29, 1999      -   Amendment No. 3, dated as
                                                 March 1, 1999, to Amended and
                                                 Restated Credit Agreement,
                                                 dated as of November 1, 1997,
                                                 among the Company, First Union
                                                 Management, Inc., the lenders
                                                 party hereto, and National City
                                                 Bank, as Administrative Agent
                                                 for the lenders.

                                              -  Second Amendment of Fixed Rate
                                                 Loan Agreement, dated as of
                                                 April 19, 1999, among the
                                                 Company, BankBoston, N.A.,
                                                 Wellsford Capital and Bankers
                                                 Trust Company, as lenders, and
                                                 Bankers Trust Company, as
                                                 Agent for the lenders.



                                              -  Second Amendment of Fixed Rate
                                                 Loan Agreement, dated as of
                                                 April 19, 1999, among the
                                                 Company, Ableco Finance LLC,
                                                 for its own account and an
                                                 agent for the other lenders,
                                                 Gotham Partners, L.P., Gotham
                                                 Partners III, L.P. and Elliott
                                                 Associates, L.P., as lenders
                                                 and Bankers Trust Company for
                                                 its own account and, as Agent
                                                 for certain lenders.



                                               - Letter Agreement, dated April
                                                 19, 1999, among the Company,
                                                 Gotham Partners, L.P., Gotham
                                                 Partners III, L.P. and Gotham
                                                 Partners International, Ltd.



                                  May 27, 1999 - Item 2 - Registrant's sale of
                                                       certain assets.

                                               - Item 7(b) - Proforma Financial
                                                       Information.

                                               - Proforma Combined Balance Sheet
                                                       as of March 31, 1999.

                                               - Proforma Combined Statement of
                                                       Operations for the twelve
                                                       months ended December 31,
                                                       1998.

                                               - Proforma Combined Statement of
                                                       Operations for the three
                                                       months ended March 31,
                                                       1999.


                                8-K/A
                                -----
                                April 30, 1999 - Letter Agreement between First
                                                 Union Real Estate Equity and
                                                 Mortgage Investments, as
                                                 Borrower; and Blackacre Bridge
                                                 Capital, L.L.C., Gotham
                                                 Partners, L.P., Gotham
                                                 Partners III, L.P. and Elliott
                                                 Associates, L.P., as Lenders,
                                                 dated January 8, 1999.

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


                                           First Union Real Estate Equity and
                                                  Mortgage Investments
                                           ----------------------------------
                                                      (Registrant)





Date: August 13, 1999                      By: /s/Brenda J. Mixson
                                           ----------------------------------
                                           Brenda J. Mixson, Interim Chief
                                           Financial Officer




Date: August 13, 1999                      By: /s/Gregory C. Scott
                                           ----------------------------------
                                           Gregory C. Scott
                                           Controller



                                                    Index to Exhibits
                                                    -----------------



                                                                                                          Page
                                                                                                         Number

Exhibit (20) - Financial Statements
                   Combined Balance Sheets as of June 30, 1999
                   (unaudited) and December 31, 1998 (audited).....................................       _____

                   Combined Statements of Operations for the Three and Six
                   Months ended June 30, 1999 (unaudited) and 1998
                   (unaudited and restated)........................................................       _____

                   Combined Statements of Comprehensive Income for the
                   Three and Six Months ended June 30, 1999 (unaudited) and
                   1998 (unaudited and restated)...................................................       _____

                   Combined Statements of Changes in Cash for the
                   Three and Six Months ended June 30, 1999 (unaudited) and
                   1998 (unaudited and restated)...................................................       _____

                   Notes to Combined Financial Statements..........................................       _____

Exhibit (27) --  Financial Data Schedules
             --  Six months ended June 30, 1999 (unaudited)
             --  Six months ended June 30, 1998 (unaudited and restated)
