Form 10-Q
period 1999-09-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 1999-11-12
CIK 37008

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------


For Quarter Ended September 30, 1999              Commission File Number 1-6249
                  ------------------                                     ------

             First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                                34-6513657
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

   Suite 1900, 55 Public Square
           Cleveland, Ohio                                       44113-1937
---------------------------------------                       ------------------
(Address  of  principal  executive offices)                      (Zip Code)

Registrant's telephone number, including area code:              (216) 781-4030
                                                              ------------------

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

                                    Yes X    No
                                       ---     ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 42,459,604  Shares of Beneficial Interest outstanding as of September 30, 1999
--------------------------------------------------------------------------------



          Total number of pages contained in this report:    14
                                                            -----

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

         The "Combined Balance Sheets" as of September 30, 1999 (unaudited) and December 31, 1998 (audited) and "Combined Statements of Operations, Combined Statements of Comprehensive Income and Combined Statements of Changes in Cash" for the periods ended September 30, 1999 (unaudited) and 1998 (unaudited and restated), of the registrant, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the registrant, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

Restatement of Combined Financial Statements
--------------------------------------------

         The registrant has restated its combined financial statements for the quarter and nine months ended September 30, 1998 as a result of changing the lives of assets used to calculate depreciation expense and for the reversal of a severance accrual in September 1998. The severance accrual was reversed in the third quarter of 1998 and subsequently recognized in the fourth quarter of 1998.

Financial Condition
-------------------

         The registrant sold a shopping center in February 1999 for $21.6 million resulting in net proceeds of $9.3 million after assumption of $11.5 million of mortgage debt by the purchaser. The registrant sold an office building in March 1999 for $1.8 million in net proceeds. Also, the registrant sold eight apartment complexes in May 1999 for $86 million resulting in net proceeds of $46.7 million after the assumption of $37.5 million in debt by the purchaser. Additionally, in May and June 1999, the registrant sold five shopping malls and a shopping center for $59.4 million resulting in net proceeds of $57.8 million. The registrant also sold an office property, parking lot and shopping mall in the second quarter of 1999 for $8.1 million, resulting in $7.7 million of net proceeds. In July 1999, the registrant sold two shopping malls for $30.8 million in net proceeds after prepayment of $3.6 million in mortgage debt and a $.3 million prepayment penalty.

         The registrant in August 1999 obtained two interest only, non-recourse mortgage loans for $21.1 million and $16 million secured by office properties in Cleveland, OH and Denver, CO., respectively. The mortgage loans have a term of 3 years. The Denver, CO mortgage loan bears interest at 325 basis points above LIBOR per annum; while, the Cleveland, OH mortgage loan bears interest at 295 basis points above LIBOR per annum. The registrant purchased interest rate protection agreements to reduce its exposure to the possibility of an increase in interest rates for both mortgage loans.

         In May 1999 the registrant distributed approximately 12.5 million rights to purchase shares of beneficial interest of the registrant at $4.00 per share, raising approximately $46.7 million net of offering costs. The registrant used the net proceeds of the rights offering to repay $37.7 million of its note payable and $9 million of its bank loans.

         Unrestricted and restricted cash and cash equivalents increased by $33.2 million when comparing the balance at December 31, 1998 to that of September 30, 1999. The increase in cash and cash equivalents is primarily the result of property sale net proceeds of $158 million, two mortgage loans generating proceeds of $34.2 million after closing costs and required escrows, rights offering net proceeds of $46.7 million, $14.6 million in cash from operations during the first nine months of 1999 less a $90 million note payable, $106 million of bank debt, and $3.6 million prepayment of a mortgage loan and the repurchase of $8 million of common shares of beneficial interest. Of the cash and cash equivalents, $15 million was used by the registrant to provide collateral to secure Impark's credit agreement during the third quarter of 1999, which was classified as restricted cash and cash equivalents in the September 30, 1999 combined balance sheet.

         Accounts receivable and prepayments decreased by $10.9 million when comparing the September 30, 1999 balance to the balance outstanding as of December 31, 1998. The decrease was caused primarily by the collection in 1999 of percentage rent receivables recorded in 1998 and the deferral of the accrual of 1999 percentage rent until the fourth quarter of 1999 in accordance with EITF 98-9 "Accounting for Contingent Rent in Interim Financial Statements". Additionally, accounts receivable and prepayments decreased due to the sale of 21 properties during the first nine months of 1999 and the decrease in receivables at Impark's equipment subsidiary.

         In the second quarter of 1999, Impark sold a parking subsidiary to its former president for a $3.1 million Canadian ten-year note bearing interest at 8% per annum. The registrant sold a building to the former president of Impark for a $480,000 Canadian ten-year mortgage note bearing interest at 8% per annum for the first five years and 9.25% per annum for the second five years. Impark in the second quarter of 1999 sold its security subsidiary to a former employee for a $750,000 Canadian note and $950,000 Canadian, which was received in the third quarter of 1999 and was used to repay Impark's credit facility. The note is for two years and bears interest at 12% per annum for the first year and 16% per annum for the second year.

         The Company in the third quarter of 1999 purchased the common stock of Impark owned by the employees of Impark for $.4 million. After this transaction, the Company owns 100% of the common stock of Impark with Impark's employees owning $.4 million of non-voting preferred stock which is recorded as minority interest in the registrant's combined balance sheets. Additionally, the Company purchased $.5 million of preferred stock in Impark from two terminated employees.

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

         As of December 31, 1998, the inventory and priority assessment phases of the Project were completed. Critical items are those believed by the registrant to involve a risk to the safety of individuals, or that may cause damage to property, or affect revenues. Testing of critical items was performed and was completed in the first quarter of 1999. During the second and third quarters of 1999, the registrant repaired and replaced certain critical items, and will continue repairing and replacing other items into the fourth quarter. The registrant has also prepared contingency plans for each location.

         The Project addresses three main sections: (a) Information Technology Systems; (b) Process Control and Instrumentation; and (c) Third Party Tenants, Suppliers and Customers.

         The Information Technology Systems section consists of all computer hardware and software. These systems are primarily used for accounting and financial reporting as well as for some property management functions throughout the registrant's operations. Impark uses other systems mainly for revenue control purposes at the parking facilities. Impark's accounting and financial reporting systems are not Year 2000 compliant; these systems are being replaced by a new general-purpose financial reporting and general ledger package. This system is currently being implemented and tested, and was completed at October 31, 1999. Additionally, new hardware and software are being installed at various properties and subsidiaries, and such installations were substantially completed at September 30, 1999.

         The Process Control and Instrumentation section includes the hardware, software and associated embedded computer chips that are used in the operations of certain facilities owned by the registrant. Testing of this equipment has been completed. The registrant's evaluation of these items and communications with manufacturers and suppliers revealed that the majority of this equipment is mechanical in nature and is not date-sensitive, and accordingly will not require remediation or replacement to function properly in the Year 2000. Contingency planning, repairing and testing were substantially completed at September 30, 1999 for critical items.

         The Third Party Tenants, Suppliers and Customers section includes the process of identifying critical suppliers and customers and obtaining information from them regarding their plans and progress in addressing the Year 2000 issue. A written notice regarding the Year 2000 issue was sent to all tenants occupying space at properties owned by the registrant and to certain landlords of parking facilities operated by Impark that had date-sensitive parking equipment. Additionally, inquiries have been forwarded to critical third parties (primarily financial institutions and utility service providers), and responses have been obtained and evaluated. These evaluations have been the basis for the development of contingency plans, which were substantially completed at September 30, 1999.

         The total cost of required modifications to achieve Year 2000 compliance is not expected to be material to the registrant's financial position. Estimated total costs are expected to be between $1.0 million and $2.0 million, including enhancements to software programs and upgrades to hardware, some portion of which would have been done irrespective of the Year 2000 problem.

         The failure to correct a material Year 2000 issue could result in the interruption or failure of certain normal business activities or operations. The most reasonable worst case scenarios for the registrant are

         - significant number of tenants at shopping centers will not be able to record sales transactions using their automated equipment or accept credit card transactions, and

         - Electric utility companies will not be able to provide power to operate shopping centers, office buildings or parking facilities.

         The most reasonable worst case scenarios for Impark are

         - Its financial reporting system will not work on or after January 1, 2000, and

         - Parking equipment at individual parking facilities will not accept credit cards from parking patrons at the facilities it manages.

         The registrant's contingency plans include securing malls and office properties if electric power is not available and operating parking facilities manually.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operations was $14.6 million as compared to $4.3 million when comparing the first nine months of 1999 to the same period of the prior year. The increase is primarily attributed to a reduction in the loss before capital gains when comparing the first nine months of 1999 to that of 1998. The reduction in the loss was primarily attributed to the non-recurrence of several expenses totaling $20.6 million during the first nine months of 1998 and further described in "Results of Operations".

         The registrant sold a shopping center in February 1999 for $21.6 million resulting in net proceeds of $9.3 million after assumption of $11.5 million of mortgage debt by the purchaser. The registrant also sold in March 1999, an office building for $1.8 million in net proceeds. Also, the registrant in May 1999 sold eight apartment complexes for $86 million resulting in net proceeds of $46.7 million after the assumption of $37.5 million in debt by the purchaser. Additionally, in May and June 1999 the registrant sold five shopping malls and a shopping center for $59.4 million resulting in net proceeds of $57.8 million. The registrant also sold an office property, parking lot and shopping mall in the second quarter of 1999 for $8.1 million resulting in $7.7 million of net proceeds. In July 1999, the registrant sold two shopping malls, resulting in $34.8 million in net proceeds.

         During the first nine months of 1999, the registrant invested $7 million in capital and tenant improvements. The investment was made primarily for tenant improvements to continue to tenant the former retail center in Denver, CO, which has been converted into an office technology center, and to build an anchor tenant store in Abilene, TX.

         The registrant repaid approximately $106 million of bank loans by using approximately $86 million from proceeds of property sales, $9 million from the sale of shares of beneficial interest from the rights offering and $11 million from funds generated from operations.

         Additionally, the registrant obtained two mortgage loans, for $37.1 million in July and August 1999, providing net proceeds of $34.2 million. The mortgages are secured by office properties in Cleveland, OH and Denver, CO.

         During the first nine months of 1999, the registrant used $52 million of cash from property sales and $38 million from the rights offering cash to repay its $90 million note payable.

         The registrant during the third quarter of 1999 repurchased 1.5 million shares of beneficial interest for $7.8 million.

         In October 1999, the registrant obtained a $29.6 million non-recourse, second mortgage on its shopping mall in St. Cloud, MN. The second mortgage loan bears interest at 15% and matures in 2004 with an extension permitted by the registrant to 2009. As part of the terms of the second mortgage loan, the registrant has provided the lender an option to purchase the property on or before May 2002 for $2.5 million above the balances of the first and second mortgage loans on the property.

         The registrant did not pay a dividend to common shareholders of beneficial interest to common shareholders in the first nine months of 1999, but did declare a $0.155 per share dividend and disbursed the $6.6 million in October 1999.

         The registrant has issued a proxy statement to its common shareholders of beneficial interest for their consent to the sale of six malls. The sale of the malls was announced during the summer of 1999. Six southwest regional malls are being sold to a joint venture of Whitehall Street Real Estate Limited Partnership XI, a real estate fund sponsored by Goldman, Sachs & Co., and Zamias Services Inc. ("Whitehall/Zamias"). The closing is expected to take place during the fourth quarter of 1999. The six malls include the Alexandria, Brazos, Killeen, Mesilla Valley, Shawnee, and Villa Linda malls. The registrant will receive aggregate consideration from the sale of $191.5 million, of which approximately $115 million will be from Whitehall/Zamias' assumption of the mortgage on the malls. The registrant expects to use approximately $51 million of the net cash proceeds to pay off an existing mortgage on Park Plaza Mall, which is cross-collateralized with the six malls. The registrant may sell or refinance Park Plaza Mall, in which case the net cash proceeds, or the proceeds from a sale or refinancing, as the case may be, would be available to the registrant for alternative uses. The registrant is in the process of exploring alternative uses for the remaining net cash proceeds of approximately $22 million, after expenses of the transaction, and approximately $11 million of additional restricted cash that will become available after the sale of the malls. These alternatives include, without limitation, investing in its existing portfolio, implementing or continuing a share repurchase program or similar program, distributing the net proceeds to the shareholders to satisfy real estate investment trust distribution requirements, and making new investments.

Results of Operations
---------------------

         Net income applicable to common shares for the nine months ended September 30, 1999 was $8 million as compared to a net loss of $27.1 million for the same period of 1998. The nine-month period ended September 30, 1999 included $27.9 million of capital gains compared to $10.2 million in 1998. Capital gains for the nine months ended September 30, 1999 included $8.7 million from the sale of eight apartment complexes and $19.2 million in capital gains from the sale of six shopping malls and one shopping center. In 1998, capital gains included the sale of land in Cleveland, OH for $1.7 million, recognition of a $7.7 million capital gain which had been deferred from a sale in 1982 when the registrant received a mortgage note as part of the sale consideration which was repaid in May 1998, and $.8 million from the sale of a forward exchange agreement.

         Net income for the nine months ended September 30, 1999 included a $9 million impairment loss which was recorded because the registrant entered into a contract in July 1999 to sell six shopping malls. The sale price for these malls was below net book value at June 30, 1999.

         The net loss for the first nine months of 1998 included a $2.3 million loss for a forfeited deposit for a property acquisition which was terminated, a $5.1 million expense due to lifting of restrictions on restricted shares which vested upon the change in the majority of the Board of Trustees in June 1998, a $3.4 million payment to the registrant's former chairman, president and chief executive officer, $.8 million of severance expense, $4.8 million in proxy and litigation expenses, $1.5 million in professional fees incurred to avoid a change in the composition of the Board of Trustees and $2.7 million in foreign currency mark-to-market losses.

         Mortgage loan investment income declined when comparing the nine months of 1999 to the same period of 1998. The decline in interest income was caused by the repayment of two mortgage investments in 1998.

         Short term investment income increased during 1999 as compared to 1998. The increase is primarily attributed to investment income resulting from investing the net proceeds from the $37.1 million mortgage loans obtained in the third quarter of 1999 and approximately $18 million from the sale of a mall in Reading, PA, which was sold in July 1999.

         Property net operating income, which is defined as rent less operating expenses and real estate taxes for the third quarter of 1999 decreased by $4.7 million when compared to the same period last year. The decrease was attributed to the following:


                                                                                                  EFFECT ON
                                                                                                 PROPERTY NET
                                                                                               OPERATING INCOME
                                                                                               ----------------
                                                                                                 (In millions)
         Properties sold in 1999                                                                    $(5.6)

         Effect of adoption of EITF 98-9  "Accounting  for Contingent  Rent in Interim
           Financial Periods"                                                                          .5

         Leasing of North Valley Tech Center, Westgate Town Center and Two Rivers                      .3

         Increase in results of parking assets in portfolio for both 1999 and
           1998 primarily due to new contracts with third party operators                              .3

         Decrease in occupancy at 55 Public Square in 1999                                            (.2)
                                                                                                    -----
                                                                                                    $(4.7)
                                                                                                    =====

         Property net operating income for the nine months of 1999 decreased by $4.7 million when compared to the same period of 1998. The decrease was caused by the following:

                                                                                                 EFFECT ON
                                                                                                PROPERTY NET
                                                                                               OPERATING INCOME
                                                                                               ----------------
                                                                                                 (In millions)
         Sale of properties in 1999                                                                 $(9.4)

         Reduction in losses at Impark's equipment subsidiary primarily from
           cost reductions and reduction in Canadian income taxes                                     1.6

         Leasing of North Valley Tech Center, Westgate Town Center and Two Rivers                     1.3

         Comparable  retail properties in portfolio for 1999 and 1998 primarily due to
           reduced expenses and increased occupancy                                                   1.2

         Effect of EITF 98-9 "Accounting for Contingent Rent in Interim
           Financial Periods" which delays recognition of participation rentals
           until the fourth quarter of 1999                                                          (.3)

         Parking  facilities  purchased in 1998 with results for a full nine months in
           1999                                                                                        .9

         Increase in results of parking assets in portfolio for both 1999 and
           1998 due to new contracts with third-party operators                                        .4

         Decreased occupancy in 1999 at 55 Public Square office building                              (.4)
                                                                                                    -----
                                                                                                    $(4.7)
                                                                                                    =====

         Notes payable interest expense increased while senior note interest decreased when comparing 1999 to 1998 due to the registrant, in August 1998, repaying $87.5 million of 8 7/8% senior notes with a $90 million note payable. As noted previously, the $90 million note payable was repaid during the first seven months of 1999.

         Bank loan interest expense decreased when comparing both the third quarter and nine months of 1999 to the same periods of 1998. The decrease was primarily due to repayment of the registrant's bank facility in the second quarter of 1999 from proceeds from property sales and a portion of the rights offering proceeds and decreased interest rates of approximately 100 basis points on Impark's bank credit facility when comparing 1999 to 1998. Additionally, in June 1998 the registrant recorded $.6 million and $.1 million of bank covenant waiver fees as interest expense for the registrant and Impark, respectively.

         General and administration expense declined by $1.6 million when comparing the third quarter of 1999 to the same period of 1998. The decrease is primarily the result of the reduction in payroll expense due to attrition of $.6 million and reduced legal fees of $1 million. Additionally, in 1998, $1.7 million in severance expense was recorded. The decreases noted above were partially offset by a $1.2 million write-off of deferred legal fees and costs resulting from a reversal by the State of California's Court of Appeals of an earlier court decision in favor of the registrant. The earlier court decision had allowed the registrant to collect its legal fees and costs from the State of California.

         General and administrative expense declined $14.5 million when comparing the first nine months of 1999 to the same period of the prior year. The decline is primarily the result of expenses recorded in 1998 that did not recur in 1999. These expenses included:

         - $3.4 million payment to the registrant's former chairman, president and chief executive due to his termination.

         - $5.1 million for the vesting of restricted shares upon the change in the majority of the Board of Trustees.

         - $1.5 million in professional fees to avoid a change in the composition of the Board of Trustees.

         - $2.3 million for a forfeited deposit for a property acquisition which was terminated.

         - $.4 million expense to reserve for the termination of a software project.

         -        $.7 million in expansion costs into U.S. markets by Impark.

Additionally, the registrant has downsized its operations resulting in reduced salary expense of $1.4 million for the nine months of 1999, when compared to 1998. However, this decrease is offset by approximately $1 million of professional fee expenses relating to developing strategic alternatives for the registrant and Impark during the first half of 1999 and the write-off of $1.2 million in deferred legal fees and costs as noted previously in the third quarter of 1999.

         Depreciation and amortization expense declined by $3.7 million when comparing the third quarter of 1999 to 1998. The decrease is primarily the result of the sale of properties during 1999 resulting in a decrease of depreciation expense of $2.4 million. Additionally, the registrant recorded $.6 million of amortization of the $90 million note payable costs in 1998 and reduced amortization of Impark's goodwill and management contracts of $1 million primarily due to the $15 million write-off of goodwill in December 1998. The aforementioned decreases are partially offset by $.4 million of depreciation expenses attributable to capital improvements which were undertaken in the last half of 1998.

         Depreciation and amortization expense for the first nine months of 1999 declined by $1.1 million when compared to 1998. The properties sold in 1999 resulted in reduced depreciation expense of $3 million when compared to 1998. This decrease is partially offset by increased amortization expense of $1.2 million resulting from amortization of costs associated with the registrant's $90 million note payable for seven months in 1999 compared to five months in 1998 and $.6 million of amortization of bank loan costs in 1999.

         The registrant entered into a contract in July 1999 to sell six shopping malls for $191.5 million. As the sale price is below the net book value of these six malls, the registrant recorded a $9 million unrealized loss on the carrying value of these assets in the second quarter of 1999.

         The registrant recorded $1.3 and $2.7 million of foreign currency mark-to-market losses in the third quarter and nine months of 1998, respectively, due to the decline of the Canadian dollar versus the U.S. dollar. Previous to June 1998, the registrant had hedged its exposure to Canadian currency. During 1999, as the Canadian dollar strengthened versus the U.S. dollar, the registrant has recorded foreign currency mark-to-market gains of $.1 million and $.9 million in the third quarter and first nine months of 1999, respectively.

         The registrant accrued $4.8 million in proxy and litigation expenses in the first nine months of 1998, which included the proxy expenses of Gotham Partners L.P. of $3.1 million.

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

Item 3.
-------

Quantitative and Qualitative Disclosures of Market Risk
-------------------------------------------------------

Interest Rate Risk
------------------

         The registrant and Impark have entered into certain financing arrangements that require interest payments based on variable interest rates. As such, the combined financial statements are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the registrant has interest rate caps for a portion of its floating rate financing arrangements. The registrant does not enter into rate guarantee contracts for trading purposes.

         The table below provides information about the registrant's and Impark's financial instruments that are sensitive to changes in interest rates. Weighted average variable rates are based on the rates in effect at September 30, 1999. No assumptions have been made about future interest rates. The Canadian dollar denominated obligation is presented in U.S. dollar equivalents, which is the registrant's reporting currency.


                                                                         AS OF SEPTEMBER 30, 1999
                                                -----------------------------------------------------------------------------
                                                 EXPECTED MATURITY DATES (AMOUNTS IN MILLIONS)
                                                --------------------------------------------------------                FAIR
                                                1999     2000     2001     2002     2003      THEREAFTER     TOTAL      VALUE
                                                ----     ----     ----     ----     ----      ----------     -----      -----
LIABILITIES
---------------------------------------------
Bank loans at variable rates
----------------------------

-        Impark ($US)                         $21.4                                                         $  21.4     $21.4
         Weighted average interest rate        6.75%

Mortgage loans
--------------
-        Fixed rate                           $  .8       $3.5     $3.8     $48.3    $4.2     $195.1         $255.7    $255.7
          Average interest rate                   9%         9%       9%        9%   9.37%      9.07%
-        Variable rate (based on LIBOR)                           $34.0     $37.1                            $ 71.1     $71.1
          Weighted average interest rate                            7.2%     8.54%

Senior notes
------------
-        Fixed rate                                                                 $12.5                    $ 12.5     $12.5
         Interest rate                                                              8.875%

Interest Rate Derivatives
-------------------------

         The registrant owns two interest rate caps that protect it from increases in LIBOR. The interest rate caps have notional amounts of $16 million and $21.1 million. The net book value of these interest rate caps is $.3 million as of September 30, 1999.

Exchange Rate Risk
------------------

         Impark operates internationally and enters into transactions denominated mainly in Canadian currency. As a result, the registrant and the company are subject to the variability that arises from exchange rate movements. The registrant and company do not hedge risks in foreign currency exchange rate movements and do not intend to do so in the foreseeable future.

         The only Canadian denominated debt obligation that is sensitive to foreign currency exchange rates is the Impark bank loan. The table above presents its principal amount, weighted average interest rate and maturity date for this bank loan. The weighted average variable rate is based on the rate in effect at September 30, 1999.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.
-------  ------------------
         None

Item 2.  Changes in Securities.
-------  ----------------------
         None.

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------
         None.

Item 5.  Other Information.
-------  ------------------
         None.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibits:

              Exhibit (20)  -    Financial Statements

                                    Combined Balance Sheets as of September 30,
                                    1999 (unaudited) and December 31, 1998
                                    (audited).

                                    Combined Statements of Operations for the Three and Nine Months ended September 30, 1999 (unaudited) and 1998 (unaudited and restated).

                                    Combined Statements of Comprehensive Income for the Three and Nine Months ended September 30, 1999 (unaudited) and 1998 (unaudited and restated).

                                    Combined Statements of Changes in Cash for the Three and Nine Months ended September 30, 1999 (unaudited) and 1998 (unaudited and restated).

                                    Notes to Combined Financial Statements.

                  Exhibit (27) - Financial Data Schedules

                                    Nine months ended September 30, 1999

                                    Nine months ended September 30, 1998,
                                    restated

         (b)  Reports on Form 8-K and 8-K/A
         ---  -----------------------------

                         8-K
                         ---

                  August 16, 1999   -   Item 5 - Registrant entered into
                                                 contracts to sell six shopping
                                                 malls.

                                    -   Item 7(b) - Proforma Financial
                                                    Information.

                                    -             - Proforma Combined Balance
                                                    Sheet as of June 30, 1999.

                                    -             - Proforma Combined Statement
                                                    of Operations for the twelve
                                                    months ended December 31,
                                                    1998 and nine months ended
                                                    June 30, 1999.

                                                  - Notes to Combined Proforma
                                                    Financial Statements.

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

                                       First Union Real Estate Equity and
                                             Mortgage Investments
                                       ----------------------------------
                                                (Registrant)

Date: November 12, 1999                  By: /s/ Brenda J. Mixson
                                            -----------------------------
                                            Brenda J. Mixson, Chief Financial
                                            Officer

Date: November 12, 1999                  By: /s/Gregory C. Scott
                                            -----------------------------
                                            Gregory C. Scott
                                            Controller

                                Index to Exhibits
                                -----------------

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
Exhibit (20)       - Financial Statements

                             Combined Balance Sheets as of September 30, 1999 (unaudited)
                             and December 31, 1998 (audited)......................................
                                                                                                                   ______
                             Combined Statements of Operations for the Three and
                             Nine Months ended September 30, 1999 (unaudited)
                             and 1998 (unaudited and restated)....................................
                                                                                                                   ______
                             Combined Statements of Comprehensive Income for the
                             Three and Nine Months ended September 30, 1999 (unaudited)
                             and 1998 (unaudited and restated)....................................
                                                                                                                   ______
                             Combined Statements of Changes in Cash for the
                             Three and Nine Months ended September 30, 1999
                             (unaudited) and 1998 (unaudited and restated).......................
                                                                                                                   ______
                             Notes to Combined Financial Statements...............................
                                                                                                                   ______
Exhibit (27)       - Financial Data Schedules

                             Nine months ended September 30, 1999................................
                                                                                                                   ______

                             Nine months ended September 30, 1998, restated......................
                                                                                                                   ______