Form 10-K405
period 1999-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2000-03-30
CIK 37008

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12-31-99	Commission file number 1-6249

First Union Real Estate Equity and Mortgage Investments
(Exact name of registrant as specified in its charter)

Ohio	34-6513657

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue – Suite 1416 New York, New York	10176-1499

(Address of principal executive offices)	(Zip Code)

      Registrant’s telephone number, including area code: (212) 905-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Shares of Beneficial Interest (Par Value $1 Per Share)	New York Stock Exchange

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

Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes /X/ No / /

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

      As of January 31, 2000, 33,596,117 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was approximately $161,681,313.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

42,471,729 Shares of Beneficial Interest were outstanding as of January 31, 2000

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

2000 Proxy Statement

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
CROSS REFERENCE SHEET PURSUANT TO ITEM G,
GENERAL INSTRUCTIONS TO FORM 10-K

Item of Form 10-K		Location

(page or pages)
PART I

1.	Business	3 through 12

2.	Properties	13 through 15

3.	Legal Proceedings	16

4.	Submission of Matters to a Vote of Security Holders	16

PART II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters	16; Exhibit 13, 1

6.	Selected Financial Data	16; Exhibit 13, 2-3

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16; Exhibit 13, 27-35

7A	Quantitative and Qualitative Disclosures Regarding Market Risk	17, Exhibit 13, 33

8.	Financial Statements	17 through 16; Exhibit 13, 4-26

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17

PART III

10.	Directors and Executive Officers of the registrant	18; 2000 Proxy Statement

11.	Executive Compensation	18; 2000 Proxy Statement

12.	Security Ownership of Certain Beneficial Owners and Management	18; 2000 Proxy Statement

13.	Certain Relationships and Related Transactions	18; 2000 Proxy Statement

PART IV

14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a) Financial Statements and Financial Statement Schedules	18, Exhibit 13, 4-26

	(b) Exhibits	19 through 22; Exhibit Index, page 24 through 27

	(c) Reports on Form 8-K	22

PART I

Item 1. Business.

      The registrant is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended from time to time through November 16, 1999 (the “Declaration of Trust”), which has as its principal business activity the ownership and management of real estate investments. The registrant qualifies as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code (the “Code”).

      To encourage efficient operation and management of its property, and after receiving a ruling from the Internal Revenue Service with respect to the proposed form of organization and operation, the registrant, in 1971, caused a management company to be organized pursuant to the laws of the State of Delaware under the name First Union Management, Inc. (the “Management Company”), to lease property from the registrant and to operate such property for its own account as a separate taxable entity. The registrant terminated its management arrangements with the Management Company in March 1999, and self-manages its retail, apartment and office portfolios. The registrant entered into third-party management arrangements for the parking facilities it owns. Accordingly, the registrant no longer receives any rents from the Management Company.

      On July 22, 1998, tax legislation was enacted limiting the “grandfathering rules” applicable to stapled REITS such as the registrant (the “Stapled REIT Legislation”). As a result, the income and activities of the Management Company with respect to any real property interests acquired by the registrant and the Management Company after March 26, 1998, for which there was no binding written agreement, public announcement or filing with the Securities and Exchange Commission on or before March 26, 1998, will be attributed to the registrant for purposes of determining whether the registrant qualifies as a REIT under the Code.

      The registrant owns regional enclosed shopping malls, large downtown office buildings and parking facilities. The registrant’s portfolio is diversified by type of property, geographical location, tenant mix and rental market. As of December 31, 1999, the registrant owned (in fee or pursuant to long-term ground leases under which the registrant is lessee) 4 shopping malls, 5 office properties, 6 parking garages and 1 surface parking lot in the United States and 1 parking garage and 10 surface parking lots in Canada. The registrant also owns 50% of another mall in a joint venture with an unrelated party.

      All of the registrant’s shopping malls compete for tenants on the basis of the rent charged and location, and encounter competition from other retail properties in their respective market areas. Some of the registrant’s shopping malls compete with other shopping malls in the environs. However, the principal competition for the registrant’s shopping malls may come from future shopping malls locating in their market areas. Additionally, the overall economic health of retail tenants impacts the registrant’s shopping malls. Due to the overbuilding of retail space and a demand for large, open area, administrative service space in Denver, CO, in 1995, the registrant has repositioned a former retail mall into an office property and released approximately 59% of the former mall. Additionally, due to excess mall space in Abilene, TX in 1997, the registrant demolished its enclosed mall and constructed the first phase of a strip shopping center which opened in 1998 with the second phase opening in March 2000.

      The registrant’s office properties compete for tenants principally with office buildings throughout the respective areas in which they are located. In most areas where the registrant’s office buildings are located, competition for tenants has been and continues to be intense on the basis of rent, location and age of the building.

      The registrant’s parking facilities compete with other parking facilities in the immediate areas in which they are located and may compete with new parking facilities constructed in the same areas in the future.

      The registrant’s mortgage investments are collateralized by an apartment complex and the management contract of another apartment complex. In March 2000, the second mortgage secured by the apartment complex in Dayton, OH was repaid net of a 3% discount. The risks inherent with the registrant’s mortgage portfolio relate to the performance and the value of the apartment complexes that secure the mortgage investments. These risks may impair the realizability of the mortgage investments.

      The Management Company, in April 1997, acquired voting control of Imperial Parking Limited and its affiliates (“Impark”) which is primarily a parking management and transit ticketing manufacturing company based in Canada. Because the Management Company owns voting control of Impark, the financial statements of Impark are consolidated with the Management Company. Additionally, for financial reporting purposes, the financial statements of the Management Company are combined with those of the registrant.

      On March 27, 2000, the registrant distributed shares of Imperial Parking Corporation “Imperial”. The business and assets of Imperial include the parking business of Imperial and the Canadian real estate of the registrant. Each common shareholder of beneficial interest of the registrant received one share of Imperial for every 20 shares of the registrant that they hold. Prior to the spin-off, Ventek International, Inc. (“Ventek”), a subsidiary of Impark, was sold to the Management Company. The registrant’s Combined Financial Statements and Notes to Combined Financial Statements report Imperial as discontinued operations. Additionally, as part of the spin-off, the registrant repaid Impark’s bank credit facility (approximately $22 million at December 31, 1999), contributed a surface parking lot in San Francisco, CA to Imperial, contributed $7 million in cash and provided an $8 million secured line of credit to Imperial.

      As of December 31, 1999 Impark’s operations consisted primarily of parking management in Canada. Impark also has a market presence in Buffalo, NY, Minneapolis, MN, and Milwaukee, WI. Currently, Impark derives 71% and 29%, respectively, of revenue from its management of facilities in Canada, and the United States. Impark’s Canadian operations are not hedged against currency fluctuations. Impark faces competition from local and national parking operators in procuring management contracts from third party parking lot and garage owners. Transit ticketing products, manufactured by Ventek, are targeted to be sold to predominantly U.S. mass transit operators, and the sales of these products represent approximately 9% of Impark’s gross revenues.

      The registrant’s segment data may be found in footnote 21 to the Combined Financial Statements on page 21 to Exhibit 13.

RISK FACTORS

      An investment in the registrant’s securities involves various risks. The following factors should be carefully considered in addition to the other information set forth in this report.

Outsourcing of Accounting and Property Management

      Effective January 1, 2000, the registrant outsourced its property management and accounting functions to third parties. The transition process could have an adverse effect on the registrant’s business, financial condition and REIT reporting requirements. The registrant’s remaining house accounting staff are contracted with the registrant through May 15, 2000.

Asset Sales Reduce Portfolio and Returns to Shareholders

      The registrant has sold 27 properties during 1999. Because the registrant used the net proceeds of these asset sales to repay outstanding indebtedness, its portfolio of properties is smaller, less diverse and less valuable and will generate less revenue for ultimate distribution to its shareholders. In addition, the registrant may elect in the future to sell other assets or merge the Registrant with another company.

Income and Activities of Management Company May Be Attributed to the Registrant Under Recent Anti-Stapling Legislation and May Threaten REIT Status

      Under the Stapled REIT Legislation, the anti-stapling rules provided in the Code apply to real property interests acquired or substantially improved after March 26, 1998 by the registrant or the Management Company, or a subsidiary or partnership in which a 10% or greater interest is owned by either the registrant or the Management Company unless:

•	the real property interests are acquired pursuant to a written agreement that was binding on March 26, 1998 and at all times thereafter or

•	the acquisition of such real property interests was described in a public announcement or in a filing with the Securities and Exchange Commission on or before March 26, 1998.

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

•	an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200% of

(1)	the undepreciated cost of the property (prior to the improvement) or

(2)	in the case of property acquired where there is a substituted basis, the fair market value of the property on the date it was acquired by the stapled REIT or

•	an addition or improvement that expands beyond the boundaries of the land included in such property.

The Stapled REIT Legislation contains an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect on December 31, 1999 and at all times thereafter.

      If previously exempt property of the registrant or the Management Company becomes subject to the anti-stapling rules upon the occurrence of any of the events described above, any income generated by, and activities conducted by the registrant and the Management Company through such properties would be attributed to the registrant for purposes of determining whether the registrant qualifies as a REIT under the Code. These attribution rules may make it more difficult for the registrant to qualify as a REIT and may subject the registrant to various additional taxes.

Other Legislation Could Adversely Affect the Registrant’s REIT Qualification

      Other legislation (including legislation previously introduced, but not yet passed), as well as regulations, administrative interpretations or court decisions, also could change the tax law with respect to the registrant’s qualification as a REIT and the federal income tax consequences of such qualification. The adoption of any such legislation, regulations or administrative interpretations or court decisions could have a material adverse effect on the results of operations, financial condition and prospects of the registrant and could restrict the registrant’s ability to grow.

Dependence on Qualification as a REIT; Tax and Other Consequences if REIT Qualification is Lost

      There can be no assurance that the registrant has operated in a manner to qualify as a REIT for federal income tax purposes in the past or that it will so qualify in the future. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a stapled REIT such as the registrant. Qualification as a REIT also involves the determination of various factual matters and circumstances not entirely within the registrant’s control. In addition, the registrant’s ability to qualify as a REIT is dependent upon its continued exemption from the anti-stapling rules of Section 269B(a)(3) of the Code, which, if they were to apply, would prevent the registrant from qualifying as a REIT. The “grandfathering” rules governing Section 269B generally provide, however, that Section 269B(a)(3) does not apply to a stapled REIT (except with respect to new real property interests as described above "—Income and Activities of Management Company May Be Attributable to the registrant Under Recent Anti-Stapling Legislation and May Threaten REIT Status.”) if the REIT and its stapled operating company were stapled on June 30, 1983. On June 30, 1983, the registrant was stapled with the Management Company. There are, however, no judicial or administrative authorities interpreting this “grandfathering” rule. Moreover, if for any reason the registrant failed to qualify as a REIT in 1983, the benefit of the “grandfathering” rule would not be available to the registrant, in which case the registrant would not qualify as a REIT for any taxable year from and after 1983. The failure of the registrant to qualify as a REIT would have a material adverse effect on the registrant’s ability to make dividends to its shareholders and to pay amounts due on its indebtedness.

      If it is determined that the registrant did not qualify as a REIT during any of the preceding five fiscal years, the registrant potentially could incur corporate tax with respect to a year that is still open to adjustment by the Internal Revenue Service (“IRS”). If the registrant were to fail to qualify as a REIT, it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions and subject to the discussion above regarding the impact if the registrant failed to qualify as a REIT in 1983, the registrant also would be disqualified from re-electing REIT status for the four taxable years following the year during which qualification is lost. Failure to qualify as a REIT would result in additional tax liability to the registrant for the year or years involved. In addition, the registrant would no longer be required by the Code to make dividends to its shareholders. To the extent that dividends to shareholders would have been made in anticipation of the registrant’s qualifying as a REIT, the registrant might be required to borrow funds or to liquidate certain of its investments on disadvantageous terms to pay the applicable tax.

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

      In order to continue to meet certain REIT qualification income tests of the Code for the year 2000, the Impark parking businesses must be disposed of or other sources of qualified income obtained. The Board of Trustees of the registrant determined to dispose of or distribute to its shareholders the interests of the registrant in the Impark parking businesses. On March 27, the registrant distributed shares of Imperial. Each common shareholder of beneficial interest of the registrant received one share of Imperial for every 20 shares of the registrant that they own. The registrant believes that the disposition of its interest in the Impark parking business through the aforementioned distribution (the "Impark Distribution") has eliminated the primary obstacle to the continued REIT classification of the registrant for the fiscal year ending December 31, 2000. Subsequent to such disposition, the registrant expects that it will meet the REIT income and asset tests for the fiscal year ended December 31, 2000.

Adverse Effects of REIT Minimum Dividend Requirements

      In order to qualify as a REIT, the registrant is generally required each year to distribute to its shareholders at least 95% of its taxable income (excluding any net capital gain). In addition, if the registrant were to dispose of assets acquired in certain acquisitions during the ten-year period following the acquisitions, the registrant would be required to distribute at least 95% of the amount of any “built-in gain” attributable to such assets that the registrant recognizes in the disposition, less the amount of any tax paid with respect to such recognized built-in gain. The registrant generally is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of:

•	85% of its ordinary income for that year,

•	95% of its capital gain net income for that year, and

•	100% of its undistributed income from prior years.

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

      Distributions to shareholders by the registrant are determined by the registrant’s board of trustees (“Board of Trustees”) and depend on a number of factors, including the amount of cash available for distribution, financial condition, results of operations, any decision by the Board of Trustees to reinvest funds rather than to distribute such funds, capital expenditures, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains, return of capital, or a combination thereof. The registrant will provide shareholders with annual statements as to the taxability of distributions. The registrant intends that the Imperial distribution shall be applied against its minimum capital gain distribution requirements for 2000.

Ability to Operate Properties Directly Affects the Registrant’s Financial Condition

      The registrant’s investments will be subject to the risks inherent in owning real estate. The underlying value of the registrant’s real estate investments, the results of its operations and its ability to make distributions to its shareholders and to pay amounts due on its indebtedness will depend on its ability to operate its properties in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of its operating and other expenses.

Illiquidity of Real Estate

      Real estate investments are relatively illiquid. The registrant’s ability to vary its portfolio in response to changes in economic and other conditions will therefore be limited. If the registrant decides to sell an investment, no assurance can be given that the registrant will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup or exceed the amount of the registrant’s investment.

Increases in Property Taxes Could Affect the Registrant’s Ability to Make Expected Shareholder Distributions

      The registrant’s real estate investments are all subject to real property taxes. The real property taxes on properties in which the registrant invests may increase or decrease as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Increases in property taxes may have an adverse effect on the registrant and its ability to make distributions to shareholders and to pay amounts due on its indebtedness.

Environmental Liabilities

      The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may affect the operating costs of the registrant. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the registrant’s ability to borrow by using such real property as collateral.

      Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials or “ACMs,” into the environment. In addition, third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials. Environmental laws may also impose restrictions on the use or transfer of property, and these restrictions may require expenditures. In connection with the ownership and operation of any of the registrant’s properties, the registrant, the Management Company and the other lessees of these properties may be liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect the registrant and the Management Company and their ability to pay amounts due on their indebtedness and with respect to the registrant, to make distributions to its shareholders.

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

Compliance with The ADA May Affect Expected Distributions to the Registrant’s Shareholders

      Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that the registrant is not in compliance with the ADA could also result in the imposition of fines and/or an award of damages to private litigants. If the registrant were required to make modifications to comply with the ADA, there could be a material adverse effect on its ability to pay amounts due on its indebtedness or to make distributions to its shareholders.

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

Inability to Refinance

      The registrant is subject to the normal risks associated with debt and preferred stock financings, including the risk that the registrant’s cash flow will be insufficient to meet required payments of principal and interest and distributions, the risk that indebtedness on its properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If the registrant were unable to refinance the indebtedness on acceptable terms, or at all, the registrant might be forced to dispose of one or more of its properties on disadvantageous terms, which might result in losses to the registrant, which losses could have a material adverse effect on the registrant and its ability to make distributions to shareholders and to pay amounts due on its indebtedness. Furthermore, if a property is mortgaged to secure payment of indebtedness and the registrant is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to the registrant.

Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the registrant’s ability to meet the REIT distribution requirements of the Code.

Rising Interest Rates

      The registrant has incurred and expects in the future to incur indebtedness which bears interest at variable rates. Accordingly, increases in interest rates would increase the registrant’s interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on the registrant and its ability to make distributions to shareholders and to pay amounts due on its indebtedness or cause the registrant to be in default under certain debt instruments. In addition, an increase in market interest rates may cause holders to sell their shares of beneficial interest of the registrant (“Common Shares”) and reinvest the proceeds thereof in higher yielding securities, which could adversely affect the market price for the Common Shares.

Impact of Year 2000 Issues

      During 1999 the registrant and Impark completed the process for the year 2000 date change. This process involved identifying and remediating data recognition problems in computer systems, software and other operating equipment, working with third parties to address year 2000 issues as they pertain to the registrant and Impark and developing contingency plans to address potential risks in the event of year 2000 failures. To date, the registrant and Impark have successfully managed this transition.

      Although considered unlikely, unanticipated problems in the registrant’s and Impark’s core business process, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. The registrant and Impark will continue to monitor all business processes, including interaction with the registrant’s and Impark’s customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

Exchange Rate Losses

      At December 31, 1999, the Management Company had approximately $71 million of revenues attributable to Impark’s Canadian operations, representing approximately 39% of the registrant’s total revenues. The registrant does not hedge its foreign currency exposure and does not currently intend to do so in the future.

      The registrant recognized $1.1 million in foreign currency gains during 1999 related to unrealized exchange rate gains on loans to affiliated Canadian companies. Prior to December 31, 1999, the registrant also had recorded a loss from the translation of the Canadian operations as a separate component of shareholders’ equity. This loss accumulated to $1.7 million and was recognized in the loss recognized for discontinued operations in December 1999’s combined financial statements. There can be no assurance that foreign currency rate fluctuations will not have a material adverse effect on the registrant’s business, financial condition or results of operations in the future. However, the registrant's exposure to foreign currency rate fluctuations has been substantially lessened subsequent to the Imperial distribution.

Results of Operations Adversely Affected by Factors Beyond the Registrant’s Control

      Results of operations of the registrant’s properties may be adversely affected by, among other things:

•	changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	changes in interest rates and in the availability, cost and terms of financing;

•	the impact of present or future environmental legislation and compliance with environmental laws and other regulatory requirements;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in real estate tax rates and assessments and other operating expenses;

•	adverse changes in governmental rules and fiscal policies;

•	adverse changes in zoning and other land use laws; and

•	earthquakes and other natural disasters (which may result in uninsured losses) and other factors which are beyond its control.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

      Any statements in this report, including any statements in the documents that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

•	the declaration or payment of distributions by the registrant or the Management Company,

•	the ownership, management and operation of properties,

•	potential acquisitions or dispositions of properties, assets or other businesses by the registrant or the Management Company,

•	the policies of the registrant or the Management Company regarding investments, acquisitions, dispositions, financings and other matters,

•	the qualification of the registrant as a REIT under the Code and the “grandfathering” rules under Section 269B of the Code,

•	the real estate industry and real estate markets in general,

•	the availability of debt and equity financing,

•	interest rates,

•	general economic conditions,

•	supply and customer demand,

•	trends affecting the registrant or the Management Company,

•	the effect of acquisitions or dispositions on capitalization and financial flexibility,

•	the anticipated performance of the registrant or the Management Company and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing, and

•	the ability of the registrant or the Management Company and of acquired properties and businesses to grow.

      Shareholders are cautioned that, while forward-looking statements reflect the respective companies’ good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this prospectus and any accompanying prospectus supplement, including, without limitation, the information set forth in “Risk Factors” above or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. Neither the registrant nor Management Company undertakes any obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

      The number of persons employed by the registrant is 202 as of December 31, 1999.

Item 2. Properties

      The following table sets forth certain information relating to the registrant’s investments at December 31, 1999:

				Square				Year	Total
		Date of	Ownership	feet(1)		Occupancy		construction	cost
Direct equity investments	Location	acquisition	percentage	(000)		rate(2)		completed	(000)

Shopping Malls:

Eastern

Crossroads Center	St. Cloud, MN	1/01/72	100%	784	(3)	98%		1966	$35,608

Westgate Towne Center	Abilene, TX	4/22/77	100	280	(6)	98		1962	20,235

									55,843

Southwestern:

Park Plaza	Little Rock, AR	09/01/97	100	548		100		1988	64,405

Pecanland	Monroe, LA	09/01/97	100	924		97		1985	46,890

									111,295

									167,138

Office Buildings:

Midwestern

55 Public Square	Cleveland, OH	01/15/63	100	390		63		1959	39,541

Circle Tower	Indianapolis, IN	10/16/74	100	102		78		1930	4,932

									44,473

Western Redevelopment

North Valley Tech Center	Denver, CO	12/03/69	100	484		59	(8)	1967	30,705

Two Rivers Center	Clarksville, TN	9/26/75	100	231		81	(10)	1968	9,115

									39,820

									84,293

Parking Facilities:

United States

Huntington Garage	Cleveland, OH	12/31/75	100	1,100		—		1969	8,202

West Third St. Lot	Cleveland, OH	09/19/77	100	300		—		—	2,446

5th and Marshall Garage	Richmond, VA	02/24/98	100	793		—		1985	9,192

Long Street Garage	Columbus, OH	01/16/98	100	550		—		1978	3,928

Madison & Wells Garage	Chicago, IL	01/28/98	100	1,107		—		1998	43,184

Printer’s Alley Garage	Nashville, TN	07/01/98	100	275		—		1926	5,866

Giants Stadium Parking (12)	San Francisco, CA	12/01/99	100	4,900		—		1999	2,277

									75,095

Canada: (12)

10th Ave. Lot	Calgary, Alberta	05/05/97	100	55		—		—	242

1009-9th Ave. Lot	Calgary, Alberta	05/05/97	100	142		—		—	621

Parkade	Edmonton, Alberta	05/05/97	100	562		—		1958	1,313

103 St. Lot	Edmonton, Alberta	05/05/97	100	61		—		—	328

107th St	Edmonton, Alberta	05/05/97	100	—	(13)	100		1973	207

221 9th Ave. Lot	Calgary, Alberta	05/05/97	100	148		—		—	1,449

Graham Ave. Lot	Winnipeg, Manitoba	05/05/97	100	175		—		—	1,189

Water Ave. Lot	Winnipeg, Manitoba	05/05/97	100	235		—		—	628

Young St. Lot	Winnipeg, Manitoba	05/05/97	100	40		—		—	104

Broadway Lot	Winnipeg, Manitoba	05/05/97	100	67		—		—	439

Donald St. Lot	Winnipeg, Manitoba	05/05/97	100	—	(14)	—		—	120

Broad St. Lot	Regina, Saskatchewan	05/05/97	100	20		—		—	37

Queens Quay	Toronto, Ontario	05/05/97	100	—	(13)	100		1950	1,276

351 Smith St	Winnipeg, Manitoba	09/09/97	100	110		—		—	846

									8,799

									83,894

Total equity investments									$335,325

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Mortgage Loans

			Balance		Principal
	Original		at		repayment
	balance(s)		12/31/99		for 2000	Interest	Year of
Direct equity investments	(000)		(000)		(000)	rate	maturity

Shopping Malls:

Eastern

Crossroads Center	$79,086	(4)	$76,436	(5)	$800	(5)	(5)

Westgate Towne Center	—		—		—	—	—

	79,086		76,436		800

Southwestern:

Park Plaza	37,511		—		—	8.43	2006

Pecanland	39,344		38,162	(7)	613	12.25	2017

	76,855		38,162		613

	155,941		114,598		1,413

Office Buildings:

Midwestern

55 Public Square	21,100	(4)	21,100		—	LIBOR+3.25%	2002

Circle Tower	—		—		—	—	—

	21,100		21,100		—

Western Redevelopment

North Valley Tech Center	16,000	(4)	16,000	(9)	—	LIBOR+2.95%	2002

Two Rivers Center	—		—		—	—	—

	16,000		16,000		—

	37,100		37,100		—

Parking Facilities:

United States

Huntington Garage	9,300	(4)	7,920		306	8.550%	2014

West Third St. Lot	—		—		—	—	—

5th and Marshall Garage	—		—		—	—	—

Long Street Garage	1,602	(4)	1,433	(11)	86	(11)	(11)

Madison & Wells Garage	30,000	(4)	30,000		—	LIBOR+1.75%	2001

Printer’s Alley Garage	4,468	(4)	4,000		—	LIBOR+1.75%	2001

Giants Stadium Parking	—		—		—	—	—

	45,370		43,353		392

Canada:(12)

10th Ave. Lot	—		—		—	—	—

1009-9th Ave. Lot	—		—		—	—	—

Parkade	—		—		—	—	—

103 St. Lot	—		—		—	—	—

107th St	—		—		—	—	—

221 9th Ave. Lot	—		—		—	—	—

Graham Ave. Lot	—		—		—	—	—

Water Ave. Lot	—		—		—	—	—

Young St. Lot	—		—		—	—	—

Broadway Lot	—		—		—	—	—

Donald St. Lot	—		—		—	—	—

Broad St. Lot	—		—		—	—	—

Queens Quay	—		—		—	—	—

351 Smith St	—		—		—	—	—

	—		—		—

	45,370		43,353		392

Total equity investments	$238,411		$195,051		$1,805

(1)	The square footage shown represents gross leasable area for shopping malls and net rentable area for office buildings. The parking garages and parking facilities are shown as number of parking spaces.

(2)	Occupancy rates shown are as of December 31, 1999, and are based on the total square feet at each property.

(3)	The total mall contains 784,000 square feet; the registrant owns 671,000 square feet, the balance is separately owned by Target Stores.

(4)	The registrant obtained mortgages on the following properties subsequent to acquisition: Huntington Garage in the amount of $9,300,000 in 1993; Crossroads Center (St. Cloud, MN) in the amount of $49,500,000 in 1995 and $29,583,655 in 1999; Madison & Wells Garage in the amount of $30,000,000 in 1999; 55 Public Square in the amount of $21,100,000 in 1999; and North Valley Tech Center in the amount of $16,000,000 in 1999. The registrant assumed $4,468,000 and $1,602,000 in mortgage debt upon the acquisition of the Printer’s Alley Garage and the Long Street Garage, respectively.

(5)	This property has two mortgages. Interest rates are 7.485% and 15.0%. The mortgages mature in 2002 and 2004, respectively. The 7.485% mortgage in the principal amount of $46,914,000 has a principal payment for 2000 of $800,000. The 15.0% mortgage is interest only and matures in 2004 and allows the lender to purchase the property for $2 million in excess of the first and second mortgage loans in April 2000.

(6)	The mall is currently being redeveloped as a power strip center with Winn-Dixie occupying 65,000 square feet in July 1998. Currently, 95,000 square feet is separately owned by Montgomery Ward & Co., Incorporated. Kmart is expected to open on March 1, 2000 and occupy 117,147 square feet.

(7)	The mortgage loan participates in 55% of revenues, as defined, in excess of $5,970,516.

(8)	North Valley Tech Center was repositioned from a shopping mall to an office complex during 1995. Montgomery Ward vacated the complex in 1997 allowing the registrant to continue to retenant the former mall as an office center. The property is now anchored by major tenants Teletech and Qwest.

(9)	The mortgage secured by this property requires that all rents and other tenant charges be deposited into a bank account which serves as additional security for the lender while funding debt service and other escrow accounts.

(10)	The mall is currently being repositioned from a retail center to an office complex. Convergys opened in March 1999 and later expanded to occupy 77,179 square feet in November 1999.

(11)	This property has two mortgages. Interest rates are 8.25% and 8.625%. The mortgages mature in 2003 and 2009, respectively. The 8.25% mortgage, in the principal amount of $813,000, has a principal payment for 2000 of $50,000. The 8.625% mortgage, in the principal amount of $621,000, has a principal payment for 2000 of $46,000.

(12)	Effective March 27, 2000, the Canadian Parking facilities and Giant Stadium Parking owned by the registrant were transferred to Imperial Parking Corporation in connection with the Impark Distribution.

(13)	These properties are general use buildings currently being used as regional and city offices by Impark.

(14)	This property is currently demolished and awaiting redevelopment.

      As of December 31, 1999, the registrant owned in fee its interests in Crossroads Center (St. Cloud, MN), 55 Public Square, Park Plaza, Pecanland, Parkade, West Third St. Lot, 10th Avenue Lot, 1009 9th Ave. Lot, 103 St. Lot, 107th St. Lot, 221 9th Avenue Lot, Graham Ave. Lot, Water Ave. Lot, Young St. Lot, Broad St. Lot, Broadway Lot, 351 Smith St., Queens Quay, Donald St., St. Clair Development Property, Madison & Wells Garage, Long Street Garage, 5th and Marshall Garage and Printer’s Alley Garage. The registrant holds a leasehold estate or estates, or a fee interest and one or more leasehold estates in Two Rivers Center, Circle Tower and North Valley Tech Center and the Huntington Garage.

ITEM 3. LEGAL PROCEEDINGS.

      Registrant vs. The State of California

      The registrant has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Center. In September 1991, the court ruled in favor of the registrant on the liability portion of this inverse condemnation suit, which the State of California appealed. However, in the third quarter of 1999, the 1991 ruling in favor of the registrant was reversed by the State of California appeals court. Accordingly, the registrant expensed $1.2 million in deferred legal fees which the earlier court ruling in favor of the registrant had allowed for recovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On November 16, 1999, the Registrant held a special meeting of shareholders of beneficial interest to consider three matters.

(A) Sale of six shopping malls, namely: Alexandria Mall, Alexandria, LA; Brazos Mall, Lake Jackson, TX; Killeen Mall, Killeen, TX; Mesilla Valley Mall, Las Cruces, NM; Shawnee Mall, Shawnee, OK: and Villa Linda Mall, Santa Fe, NM.

For	Against	Abstain

29,993,284	348,841	95,652

(B) Amendment to the registrant’s Amended Declaration of Trust to enable registrant to engage in certain activities in connection with the investment and financing of the registrant’s assets.

For	Against	Abstain

29,384,336	968,760	83,880

(C) Amendment to the registrant’s Amended Declaration of Trust to enable registrant to effect a reverse or forward split of shares of beneficial interest.

For	Against	Abstain

28,142,531	2,175,327	107,026

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      MARKET PRICE AND DIVIDEND RECORD.

      “Market Price and Dividend Record” presented on page 1 of Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

      “Selected Financial Data” presented on pages 2 and 3 of Exhibit 13.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented on pages 28 through 35 of Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Quantitative and Qualitative disclosures regarding market risk presented on page 32 and 33 of Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS.

      The “Combined Balance Sheets” as of December 31, 1999 and 1998, and the “Combined Statements of Operations, Combined Statements of Comprehensive Income, Combined Statements of Changes in Cash, Combined Statements of Shareholders’ Equity” for the years ended December 31, 1999, 1998 and 1997, of the registrant, “Notes to Combined Financial Statements” and “Report of Independent Public Accountants” are presented on pages 4 through 27 of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      (a) Directors.

“Election of Trustees” presented in the registrant’s 2000 Proxy Statement to be filed is incorporated herein by reference.

      (b) Executive Officers.

“Executive Officers” as presented in the registrant’s 2000 Proxy Statement to be filed is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

“Compensation of Trustees” and “Executive Compensation”, presented in the registrant’s 2000 Proxy Statement to be filed are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

“Security Ownership of Trustees, Officers and Others” presented in the registrant’s 2000 Proxy Statement to be filed is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

“Certain Transactions and Relationships” presented in the registrant’s 2000 Proxy Statement to be filed is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements and Financial Statement Schedules.

      (1) Financial Statements:

Combined Balance Sheets — December 31, 1999 and 1998 on page 4 of Exhibit 13.

Combined Statements of Operations — For the Years Ended December 31, 1999, 1998 and 1997 on page 5 of Exhibit 13.

Combined Statements of Comprehensive Results — For the Years Ended December 31, 1999, 1998 and 1997 on page 5 of Exhibit 13.

Combined Statements of Shareholders’ Equity — For the Years Ended December 31, 1999, 1998 and 1997 on page 6 and 7 of Exhibit 13.

Combined Statements of Changes in Cash — For the Years Ended December 31, 1999, 1998 and 1997 on page 8 of Exhibit 13.

Notes to Combined Financial Statements on pages 9 through 26 of Exhibit 13.

Report of Independent Public Accountants on page 27 of Exhibit 13.

      (2) Financial Statement Schedules:

Report of Independent Public Accountants on Financial Statement Schedules.

Schedule III — Real Estate and Accumulated Depreciation.

Schedule IV — Mortgage Loans on Real Estate. All Schedules, other than III and IV, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibits.

EXHIBIT		INCORPORATED HEREIN BY
NUMBER	DESCRIPTION	REFERENCE TO	PAGE

(3)(a)	By-laws of registrant as amended	1998 10-K

(3)(b)	Amended and restated Declaration of Trust of registrant as amended as of November 16, 1999.	1999 10-K	X

(4)(a)	Form of certificate for Shares of Beneficial Interest	Registration Statement on Form S-3 No. 33-2818

(4)(b)	Form of Indenture governing Debt Securities, dated October 1, 1993 between registrant and Society National Bank	Registration Statement on Form S-3 No. 33-68002

(4)(c)	Form of Note	Registration Statement on Form S-3 No. 33-68002

(4)(d)	Rights Agreement between registrant and National City Bank dated March 7, 1990	Form 8-A dated March 30, 1990 No. 0-18411

(4)(e)	Certificate of Designations relating to registrant’s Series A Cumulative Redeemable Preferred Shares of Beneficial Interest	Form 8-K dated October 24, 1996

(4)(f)	Warrant to purchase 500,000 shares of beneficial interest of registrant	1998 10-K

(10)(a)	1999 Trustee Share Option Plan	1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting

(10)(b)	1999 Long Term Incentive Performance Plan —	1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting

(10)(c)	Credit agreement between Imperial Parking Limited and BT Bank of Canada	March 31, 1997 Form 10-Q

(10)(d)	Put agreement entered into between BT Bank of Canada, Hong Kong Bank of Canada and First Union Real Estate Equity and Mortgage Investment	March 31, 1997 Form 10-Q

(10)(e)	Share Purchase Agreement and amendments Impark Investments Inc. and First Union Real estate Equity and Mortgage Investments	March 31, 1997 Form 10-Q

(10)(f)	Put agreement entered into between Impark Investments Inc., the Onex Associates and First Union Real Estate Equity and Mortgage Investments	March 31, 1997 Form 10-Q

(10)(g)	Senior subordinated note by 3357392 Canada Inc. to 3006302 Nova Scotia Company	March 31, 1997 Form 10-Q

EXHIBIT		INCORPORATED HEREIN BY
NUMBER	DESCRIPTION	REFERENCE TO	PAGE

(10)(h)	Senior subordinated note by 504463 N.B. Inc. to 3006302 Nova Scotia Company	March 31, 1997 Form 10-Q

(10)(i)	Shareholders Agreement dated April 17, 1997 between 3357392 Canada, Inc. and 3355489 Canada, Inc. and the individuals and trusts listed on Schedule A.	March 31, 1997 Form 10-Q

(10)(j)	Shareholders Agreement dated April 17, 1997 between 504308 N.B., Inc. First Union Management, Inc. and the individuals listed on Schedule A	March 31, 1997 Form 10-Q

(10)(k)	Assignment dated March 27, 1997 between First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc.	March 31, 1997 Form 10-Q

(10)(l)	Assignment dated April 16, 1997 between First Union Management, Inc. and 335489 Canada, Inc.	March 31, 1997 Form 10-Q

(10)(m)	Assignment dated April 16, 1997 between 335489 Canada, Inc. and 3357392 Canada, Inc.	March 31, 1997 Form 10-Q

(10)(n)	Amendment to assignment made May 8, 1997 between First Union Real Estate Equity and Mortgage Investments and Imperial Parking Limited.	March 31, 1997 Form 10-Q

(10)(o)	Employment contract for Daniel P. Friedman	1998 Form 10-K

(10)(p)	Employment contract for Anne N. Zahner	1998 Form 10-K

(10)(q)	Employment contract for David Schonberger	1998 Form 10-K

(10)(r)	Registration Rights Agreement dated as of November 1, 1999 by and among First Union Equity and Mortgage Investments and Gotham Partners, L.P., Gotham Partners III, L.P. and Gotham Partners International, Ltd.	1999 Form 10-K	X

(12)	Statements of Ratios of Combined Income from Operations and Combined Net Income to Fixed Charges		X

(13)	1999 Annual Report to Shareholders		X

(23)(a)	Consent of Independent Public Accountants		X

(23)(b)	Consent of Independent Auditors		X

(24)	Powers of Attorney		X

(27)(a)	Financial data schedule		X

(27)(b)	Financial data schedule		X

(c) Reports on Form 8-K.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

By: /s/ Daniel P. Friedman

Daniel P. Friedman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

Principal Executive Officer	President, and Chief Executive Officer		March 30, 2000

/s/ Daniel P. Friedman

Daniel P. Friedman

Principal Financial Officer	Executive Vice President- Chief Financial Officer		March 30, 2000

/s/ Brenda J. Mixson

Brenda J. Mixson

Principal Accounting Officer	Controller		March 30, 2000

/s/ Gregory C. Scott

Gregory C. Scott

Trustees:		)	Date

William A. Ackman*		)

Daniel J. Altobello*		)	March 30, 2000

David P. Berkowitz*		)

Daniel P. Friedman*		)

Stephen J. Garchik*		)

David S. Klafter*		)

William Scully*		)

Stephen S. Snider*		)

Mary Ann Tighe*		)

James A. Williams*		)

Signature

By: /s/ Daniel P. Friedman

Daniel P. Friedman, Attorney-in-Fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULES

To First Union Real Estate Equity
   and Mortgage Investments:

      We have audited in accordance with auditing standards generally accepted in the United States, the combined financial statements included in the registrant’s 1999 Annual Report, included as Exhibit 13 of this Form 10-K, and have issued our report thereon dated March 1, 2000. Our audit was made for the purpose of forming an opinion on those combined statements taken as a whole. The schedules listed under Item 14(a)(2) on page 17 are the responsibility of management and are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic combined financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic combined financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.

Cleveland, Ohio,
March 1, 2000.

23

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
First Union Managements, Inc.

      We have audited the combined balance sheet of the FUMI Parking Business as at December 31, 1999 and the related combined statements of operations, owner’s deficiency and cash flows for the year ended December 31, 1999 (not presented separately herein). These financial statements are the responsibility of the management of the Business. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the FUMI Parking Business as at December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999 in accordance with generally accepted accounting principles in the United States.

/s/ KPMG LLP Chartered Accountants

Vancouver, Canada
February 4, 2000

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 1999
(In thousands)

				Cost
				capitalized
		Initial cost to		subsequent to
		Registrant		acquisition

			Buildings	Land	Currency
	Encum-		and	and	revaluation of		Building and
Description	brances	Land	Improvements	Improvements	foreign assets	Land	Improvements	Total

Shopping Malls:

Eastern

Crossroads Center, St. Cloud, MN	76,436	1,680	8,303	25,625	—	5,490	30,118	35,608

Westgate Towne Center, Abilene, TX	—	1,425	3,050	15,760	—	1,616	18,619	20,235

	76,436	3,105	11,353	41,385	—	7,106	48,737	55,843

Southwestern

Park Plaza, Little Rock, AR	—	5,816	58,037	552	—	5,816	58,589	64,405

Pecanland, Monroe, LA	38,162	8,874	36,891	1,125	—	8,958	37,932	46,890

	38,162	14,690	94,928	1,677	—	14,774	96,521	111,295

	114,598	17,795	106,281	43,062	—	21,880	145,258	167,138

Office Buildings and Redevelopment:

Midwestern

55 Public Square, Cleveland OH	21,100	2,500	19,055	17,986	—	5,822	33,719	39,541

Circle Tower, Indianapolis, IN	—	270	1,609	3,053	—	270	4,662	4,932

	21,100	2,770	20,664	21,039	—	6,092	38,381	44,473

Redevelopment

North Valley Tech Center, Denver, CO	16,000	—	7,666	23,039	—	—	30,705	30,705

Two Rivers Center, Clarksville, TN	—	—	3,206	5,909	—	—	9,115	9,115

	16,000	—	10,872	28,948	—	—	39,820	39,820

	37,100	2,770	31,536	49,987	—	6,092	78,201	84,293

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumu-	Year
	lated	construc-
	depreci-	tion	Date
Description	ation	completed	Acquired	Life

Shopping Malls:

Eastern

Crossroads Center, St. Cloud, MN	14,257	1966	01-01-72	40

Westgate Towne Center, Abilene, TX	4,722	1962	04-22-77	40

	18,979

Southwestern

Park Plaza, Little Rock, AR	3,553	1988	09-01-97	40

Pecanland, Monroe, LA	2,310	1985	09-01-97	40

	5,863

	24,842

Office Buildings and Redevelopment:

Midwestern

55 Public Square, Cleveland OH	25,544	1959	01-15-63	40

Circle Tower, Indianapolis, IN	2,785	1930	10-16-74	40

	28,329

Redevelopment

North Valley Tech Center, Denver, CO	11,612	1967	12-03-69	40

Two Rivers Center, Clarksville, TN	4,657	1968	09-26-75	40

	16,269

	44,598

Schedule III

				Cost
				capitalized
		Initial cost to		subsequent to
		Registrant		acquisition

			Buildings	Land	Currency
	Encum-		and	and	revaluation of		Building and
Description	brances	Land	Improvements	Improvements	foreign assets	Land	Improvements	Total

Parking Facilities:

United States

Huntington Garage, Cleveland, OH	7,920	1,600	4,407	2,195	—	1,600	6,602	8,202

West Third St. Lot, Cleveland, OH	—	2,030	—	416	—	2,286	160	2,446

5th and Marshall Garage, Richmond, VA	—	1,102	8,090	—	—	1,102	8,090	9,192

Long Street Garage, Columbus, OH	1,433	1,886	2,042	—	—	1,886	2,042	3,928

Madison & Wells Garage, Chicago, IL	30,000	16,266	26,918	—	—	16,266	26,918	43,184

Printer’s Alley Garage, Nashville, TN	4,000	1,914	4,752	(800)	—	1,914	3,952	5,866

Giants Stadium Parking, San Francisco, CA	—	—	2,277	—	—	—	2,277	2,277

	43,353	24,798	48,486	1,811	—	25,054	50,041	75,095

Canada

10th Ave. Lot, Calgary, Alberta	—	255	—	—	(13)	242	—	242

1009-9th Ave. Lot, Calgary, Alberta	—	655	—	—	(34)	621	—	621

Parkade, Edmonton, Alberta	—	656	582	154	(76)	622	691	1,313

103 St. Lot, Edmonton, Alberta	—	346	—	—	(18)	328	—	328

107th St., Edmonton, Alberta	—	83	136	—	(12)	79	128	207

221 9th Ave. Lot, Calgary, Alberta	—	1,529	—	—	(80)	1,449	—	1,449

Graham Ave. Lot, Winnipeg, Manitoba	—	1,254	—	—	(65)	1,189	—	1,189

Water Ave. Lot, Winnipeg, Manitoba	—	664	—	—	(36)	628	—	628

Young St. Lot, Winnipeg, Manitoba	—	110	—	—	(6)	104	—	104

Broadway Lot, Winnipeg, Manitoba	—	464	—	—	(25)	439	—	439

Donald St. Lot, Winnipeg, Manitoba	—	117	—	10	(7)	120	—	120

Broad St. Lot, Regina, Saskatchewan	—	33	—	6	(3)	37	—	37

Queens Quay, Toronto, Ontario	—	404	942	—	(71)	383	893	1,276

351 Smith St., Winnipeg, Manitoba	—	863	—	29	(47)	846	—	846

	—	7,433	1,660	199	(493)	7,087	1,712	8,799

	43,353	32,231	50,146	2,010	(493)	32,141	51,753	83,894

Other:

Real Estate net carrying value at December 31, 1999	$195,051	$52,796	$187,963	$95,059	$(493)	$60,113	$275,212	$335,325

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumu-	Year
	lated	construc-
	depreci-	tion	Date
Description	ation	completed	Acquired	Life

Parking Facilities:

United States

Huntington Garage, Cleveland, OH	3,261	1969	12-31-75	40

West Third St. Lot, Cleveland, OH	286	—	09-19-77	10

5th and Marshall Garage, Richmond, VA	404	1985	02-24-98	40

Long Street Garage, Columbus, OH	134	1978	01-16-98	30

Madison & Wells Garage, Chicago, IL	1,346	1998	01-28-98	40

Printer’s Alley Garage, Nashville, TN	289	1926	07-01-98	25

Giants Stadium Parking, San Francisco, CA	—	1999	12-01-99	10

	5,720

Canada

10th Ave. Lot, Calgary, Alberta	—	—	05-05-97

1009-9th Ave. Lot, Calgary, Alberta	—	—	05-05-97

Parkade, Edmonton, Alberta	46	1958	05-05-97	40

103 St. Lot, Edmonton, Alberta	—	—	05-05-97

107th St., Edmonton, Alberta	9	1973	05-05-97	40

221 9th Ave. Lot, Calgary, Alberta	—	—	05-05-97

Graham Ave. Lot, Winnipeg, Manitoba	—	—	05-05-97

Water Ave. Lot, Winnipeg, Manitoba	—	—	05-05-97

Young St. Lot, Winnipeg, Manitoba	—	—	05-05-97

Broadway Lot, Winnipeg, Manitoba	—	—	05-05-97

Donald St. Lot, Winnipeg, Manitoba	—	—	05-05-97

Broad St. Lot, Regina, Saskatchewan	—	—	05-05-97

Queens Quay, Toronto, Ontario	60	1950	05-05-97	40

351 Smith St., Winnipeg, Manitoba	—	—	09-09-97

	115

	5,835

Other:

Real Estate net carrying value at December 31, 1999	$75,275

Aggregate cost for federal tax purposes is $282,600.

Schedule III
— Continued

      The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 1999, 1998 and 1997:

	(In thousands)
	Years Ended December 31,

	1999	1998	1997

Asset reconciliation:

Balance, beginning of period	$806,859	$756,308	$459,084

Additions during the period:

Property acquisitions	—	69,551	318,345

Improvements	12,215	21,515	20,258

Equipment and appliances	273	1,588	1,396

Capital lease obligation	—	133	—

Reduction in reserve on carrying value of real estate assets	48,633	—	3,855

Deductions during the period:

Sales of real estate	(522,952)	(4,878)	(45,632)

Reserve on carrying value of real estate assets	(9,800)	(36,000)	—

Prior period adjustment of reserve balance Currency revaluation of foreign real estate	493	(810)	—

Other – write-off of assets and certain fully depreciated tenant alterations	(396)	(548)	(998)

Balance, end of period	$335,325	$806,859	$756,308

Accumulated depreciation reconciliation:

Balance, beginning of period	$165,357	$142,082	$139,614

Additions during the period:

Depreciation	19,489	23,761	17,301

Deductions during the period:

Sales of real estate	(109,247)	—	(14,480)

Write-off of assets and certain fully depreciated tenant alterations	(324)	(485)	(353)

Balance, end of period	$75,275	$165,358	$142,082

Schedule IV

MORTGAGE LOANS ON REAL ESTATE AND NOTES RECEIVABLE

As of December 31, 1999
(In thousands, except for payment terms and footnotes)

	Current
	effective	Final			Carrying
	rate on net	maturity		Face amount	amount of
Description	investment	date	Periodic payment terms	of mortgage	mortgage

Second Mortgage Loan: Secured by apartment complex in Dayton, OH	8.75%	12-1-02	Interest calculated at stated rate of 8.75% with installments of principal and interest payable monthly through maturity; prepayment without penalty subject to certain conditions.	$2,600	$2,560

Second Mortgage Loan: Secured by building in Victoria, British Columbia	8%	6-30-09	Interest and principal calculated at stated rate of 8% from July 1, 1999 to June 30, 2004 and 9.25% from July 1, 2004 through June 30, 2009. $897,000 lump sum principal payment due on June 30, 2004.	325	329

Note Receivable: Secured by management contract on apartment complex in Atlanta, GA	10%	3-1-08	Interest calculated at stated rate of 10% with installments of principal and interest payable monthly through maturity; prepayment without penalty subject to certain conditions.	1,800	1,666

Note Receivable: Secured by Temple Mall Company	6%	10-19-23	Monthly interest on principal at LIBOR plus .375%, principal due at maturity, no prepayment penalty.	1,200	1,200

Note Receivable: Secured by security business in Vancouver, British Columbia	12%	6-30-01	Interest only at stated rate of 12% from July 1, 1999 to June 30, 2000 and 16% from July 1, 2000 through June 30, 2001.	508	518

Note Receivable: Secured by parking management business in Vancouver, British Columbia	8%	5-31-09	Interest and principal calculated at stated rate of 8% from June 1, 1999 through May 31, 2004 and 9.25% from June 1, 2004 through May 31, 2009. $138,000 lump sum principal payment due on May 31, 2004.	2,114	2,144

			Totals, December 31, 1999	$8,547	$8,417	(A)

      (A) Aggregate cost for federal tax purposes is the carrying amount of the mortgages.

Schedule IV
— Continued

      The following is a reconciliation of the carrying amounts of the mortgage loans outstanding for the years ended December 31, 1999, 1998 and 1997:

	(In thousands)
	Years Ended December 31,

	1999	1998	1997

Balance, beginning of period	$5,508	$30,686	$42,266

Additions during the period:

Second mortgage loan on apartment complex in Dayton, OH			2,600

Second mortgage on building in Victoria, British Columbia	325

Note receivable secured by parking management company in Victoria, British Columbia	2,114

Note receivable secured by a security company in Vancouver, British Columbia	508

Note receivable on apartment complex in Atlanta, GA			1,800

Note receivable on Temple Mall Company			1,200

Deferred interest on:

Wraparound mortgage on garden apartments in Atlanta, GA			48

Mortgage on mall in Fairmount, WV		6	74

Effect of currency on Canadian denominated mortgage and note receivable	47

Deductions during the period:

Payoff of wraparound mortgage loan on garden apartments in Atlanta, GA			(17,086)

Payoff of mortgage loan on Mall in Fairmount, WV		(6,206)

Payoff of first mortgage loan on office building in Cleveland, OH		(18,839)

Collection of principal	(85)	(139)	(216)

Balance, end of period	$8,417	$5,508	$30,686

Exhibit		Incorporated Herein by
Number	Description	Reference to	Page

Exhibit Index

(3)(a)	By-laws of registrant as amended	1998 10-K

(3)(b)	Amended and restated Declaration of Trust of registrant as amended as of November 16, 1999.	1999 10-K	X

(4)(a)	Form of certificate for Shares of Beneficial Interest	Registration Statement on Form S-3 No. 33-2818

(4)(b)	Form of Indenture governing Debt Securities, dated October 1, 1993 between registrant and Society National Bank	Registration Statement on Form S-3 No. 33-68002

(4)(c)	Form of Note	Registration Statement on Form S-3 No. 33-68002

(4)(d)	Rights Agreement between registrant and National City Bank dated March 7, 1990	Form 8-A dated March 30, 1990 No. 0-18411

(4)(e)	Certificate of Designations relating to registrant’s Series A Cumulative Redeemable Preferred Shares of Beneficial Interest	Form 8-K dated October 24, 1996

(4)(f)	Warrant to purchase 500,000 shares of beneficial interest of registrant	1998 10-K

(10)(a)	1999 Trustee Share Option Plan	1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting

(10)(b)	1999 Long-term Incentive Performance Plan	1999 Proxy Statement for special meeting held May 17, 1999 in lieu of Annual Meeting

(10)(c)	Credit agreement between Imperial Parking Limited and BT Bank of Canada	March 31, 1997 Form 10-Q

(10)(d)	Put agreement entered into between BT Bank of Canada, Hong Kong Bank of Canada and First Union Real Estate Equity and Mortgage Investment	March 31, 1997 Form 10-Q

(10)(e)	Share Purchase Agreement and amendments Impark Investments Inc. and First Union Real estate Equity and Mortgage Investments	March 31, 1997 Form 10-Q

(10)(f)	Put agreement entered into between Impark Investments Inc., the Onex Associates and First Union Real Estate Equity and Mortgage Investments	March 31, 1997 Form 10-Q

Exhibit		Incorporated Herein by
Number	Description	Reference to	Page

(10)(g)	Senior subordinated note by 3357392 Canada Inc. to 3006302 Nova Scotia Company	March 31, 1997 Form 10-Q

(10)(h)	Senior subordinated note by 504463 N.B. Inc. to 3006302 Nova Scotia Company	March 31, 1997 Form 10-Q

(10)(i)	Shareholders Agreement dated April 17, 1997 between 3357392 Canada, Inc. and 3355489 Canada, Inc. and the individuals and trusts listed on Schedule A.	March 31, 1997 Form 10-Q

(10)(j)	Shareholders Agreement dated April 17, 1997 between 504308 N.B., Inc. First Union Management, Inc. and the individuals listed on Schedule A.	March 31, 1997 Form 10-Q

(10)(k)	Assignment dated March 27, 1997 between First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc.	March 31, 1997 Form 10-Q

(10)(l)	Assignment dated April 16, 1997 between First Union Management, Inc. and 335489 Canada, Inc.	March 31, 1997 Form 10-Q

(10)(m)	Assignment dated April 16, 1997 between 335489 Canada, Inc. and 3357392 Canada, Inc.	March 31, 1997 Form 10-Q

(10)(n)	Amendment to assignment made May 8, 1997 between First Union Real Estate Equity and Mortgage Investments and Imperial Parking Limited.	March 31, 1997 Form 10-Q

(10)(o)	Employment contract for Daniel P. Friedman	1998 Form 10-K

(10)(p)	Employment contract for Anne N. Zahner	1998 Form 10-K

(10)(q)	Employment contract for David Schonberger	1998 Form 10-K

(10)(r)	Registration Rights Agreement dated as of November 1, 1999 by and among First Union Equity and Mortgage Investments and Gotham Partners, L.P., Gotham Partners III, L.P. and Gotham Partners International, Ltd.	1999 Form 10-K	X

(12)	Statements of Ratios of Combined Income from Operations and Combined Net Income to Fixed Charges		X

(13)	1999 Annual Report to Shareholders		X

(23)(a)	Consent of Independent Public Accountants		X

(23)(b)	Consent of Independent Auditors		X

(24)	Powers of Attorney		X

(27)(a)	Financial data schedule		X

(27)(b)	Financial data schedule		X