Form 10-K405/A
period 1999-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2000-05-01
CIK 37008

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/ A-1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED 12-31-99       COMMISSION FILE NUMBER 1-6249

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

(Exact name of registrant as specified in its charter)

OHIO	34-6513657

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 FIFTH AVENUE — SUITE 1416

NEW YORK, NEW YORK 10176-1499

(Address of Principal Executive Offices and Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 905-1100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF CLASS: Shares of Beneficial Interest, par value $1.00 per share

NAME OF EACH EXCHANGE ON WHICH REGISTERED: New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

As of January 31, 2000, 33,596,117 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was approximately $161,681,313

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

42,471,729 SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING AS OF JANUARY 31, 2000

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes

1999 Annual Report to Shareholders

The undersigned registrant hereby amends the following items and exhibits of its Annual Report for the fiscal year ended December 31, 1999 previously filed on Form 10-K as set forth in the pages attached hereto.

Cover Page

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Board of Trustees

The Board of Trustees is currently comprised of 11 Trustees and is divided into three classes known as Class I, II and III whose terms expire in 2000, 2001 and 2002, respectively. The size of each class has been set by the beneficiaries at five members. Class II is currently comprised of five members. Classes I and III are currently comprised of three members each.

The following table sets forth, as of March 31, 2000, information with respect to the members of the Board of Trustees of First Union Real Estate Equity and Mortgage Investments (“First Union” or the “Trust”).

	Principal Occupations,
	Business Experience	Period of Service	Expiration
Name and Age	and Affiliations	as Trustee	of Term

CLASS I
Daniel P. Friedman (42)	Mr. Friedman has been President and Chief Executive Officer of First Union since November 1998. He was President and Chief Operating Officer of Enterprise Asset Management, Inc. (“Enterprise”) from June 1996 to November 1998 and was Executive Vice President and Chief Operating Officer of Enterprise from February 1992 to June 1996. At Enterprise, he was responsible for asset management and new business development. Mr. Friedman has been Vice-Chairman and a director of Imperial Parking Corporation, a parking services company (“Impark”), from March 2000 to present. From September 1994 to November 1998, he was a manager of the Cheshire Limited Liability Companies (“Cheshire”). Cheshire acquires and restructures non-performing underlying residential co-op mortgage loans and unsold co-op apartments. From May 1993 to December 1997, Mr. Friedman was a board member of Emax Advisors, Inc. From May 1993 to December 1996, he was a board member of Emax Securities, Inc. (a NASD broker/dealer) (together with Emax Advisors, Inc., the “Emax Companies”). The Emax Companies are real estate investment banking companies that provide capital and advisory services for real estate transactions.	November 1998 to Date	2000

	Principal Occupations,
	Business Experience	Period of Service	Expiration
Name and Age	and Affiliations	as Trustee	of Term

Daniel Shuchman (34)	Mr. Shuchman has been a principal of Gotham Partners Management Co. L.L.C. (“GPM”), an investment management firm, since October 1994. Mr. Shuchman was an investment banker at Goldman, Sachs & Co., an investment banking firm, from December 1988 until October 1994.	June 1998 to Date	2000

Steven S. Snider (43)	Mr. Snider has been a senior partner at Hale and Dorr LLP (“Hale and Dorr”), a law firm, since June 1988 and a junior partner from June 1985 to June 1988.	June 1998 to Date	2000

CLASS II
William A. Ackman (33)	Mr. Ackman has been Chairman of the Board of Trustees of First Union since June 1998. Since January 1, 1993, through a company he owns, Mr. Ackman has served as co-investment manager of three investment funds: Gotham Partners L.P. (“Gotham LP”), Gotham Partners III, L.P. (“Gotham III LP”) and Gotham Partners International, Limited, a Delaware limited liability company (“GPI”). Mr. Ackman has been Chairman and a director of Impark from March 2000 to present.	June 1998 to Date	2000

David P. Berkowitz (38)	From June 1998 until November 1998, Mr. Berkowitz was Vice Chairman of the Board of Trustees of First Union. Since January 1, 1993, through a company he owns, Mr. Berkowitz has served as a co-investment manager of three investment funds: Gotham LP, Gotham III LP and GPI.	June 1998 to Date	2001

Stephen J. Garchik (46)	Mr. Garchik has been President of The Evans Company, a commercial real estate development and management firm, since January 1987. Since July 1996, Mr. Garchik has been the Chairman of Gotham Golf Partners, L.P.	June 1998 to Date	2001

	Principal Occupations,
	Business Experience	Period of Service	Expiration
Name and Age	and Affiliations	as Trustee	of Term

Mary Ann Tighe (51)	Ms. Tighe has been Vice Chairman of Insignia/ ESG, a commercial real estate firm (“Insignia”), since January 1999, was an Executive Managing Director of Insignia from March 1993 until January 1999 and was Senior Managing Director of Insignia from June 1992 until March 1993. She has also chaired the Executive and Strategic Planning Committees of Insignia since November 1998. Ms. Tighe has been a director of Impark from March, 2000 to present. She is on the Board of Directors of The New 42nd Street, a New York City- based community revitalization organization.	June 1998 to Date	2001

James A. Williams (58)	Mr. Williams has been the President of Williams, Williams, Ruby & Plunkett PC, a law firm, since December 1969. Mr. Williams has also been the Chairman of Michigan National Bank and Michigan National Corporation since November 1996. Mr. Williams is Chairman of the Henry Ford Hospital in West Bloomfield, Michigan. He is a trustee of Henry Ford Health System and the Oakland University (Michigan) Foundation and a member of the Board of Governors of the Cranbrook School.	June 1998 to Date	2001

	Principal Occupations,
	Business Experience	Period of Service	Expiration
Name and Age	and Affiliations	as Trustee	of Term

CLASS III
Daniel J. Altobello (59)	Mr. Altobello has been the Chairman of the Board of ONEX Food Services, Inc., an airline catering company and a partner in Ariston Investment Partners, a consulting firm, since October 1995. Mr. Altobello was the Chairman, President and Chief Executive Officer of Caterair International Corporation, an airline catering company, from November 1989 until October 1995. Mr. Altobello is a member of the Board of Directors of American Management Systems, Inc., Colorado Prime, Inc., Care First, Inc., Care First of Maryland, Inc., Mesa Air Group, Inc., World Airways, Inc., Sodexho Marriott Services, Inc., Atlantic Aviation Holdings and Thayer Capital Partners.	June 1998 to Date	2002

David S. Klafter (45)	Mr. Klafter has been an in-house counsel and a principal of GPM since April 1996. Mr. Klafter was a partner at White & Case, a law firm, from January 1994 until April 1996, counsel at White & Case from January 1993 until December 1993 and an associate at White & Case from May 1987 until January 1993. Mr. Klafter’s law practice was in general commercial litigation, with an emphasis on real estate related matters, including leases, mortgages and loan work-outs.	June 1998 to Date	2002

	Principal Occupations,
	Business Experience	Period of Service	Expiration
Name and Age	and Affiliations	as Trustee	of Term

William A. Scully (38)	Mr. Scully has been Vice Chairman of the Board of Trustees of First Union since November 1998. Mr. Scully has been a partner of Apollo Real Estate Advisors II, L.P. (“Apollo”) since 1996 and is responsible for new investments and investment management. Mr. Scully has been a director of Impark from March, 2000 to present. From 1994 to 1996, Mr. Scully was a Senior Vice President of O’Connor Capital, Inc., the general partner of The Argo Funds, and the Director of Acquisitions for The Argo Funds. From 1993 to 1994, Mr. Scully directed private investment activities for entities related to Clark Construction and The Carlyle Group, primarily in land development projects in suburban Washington, D.C. Mr. Scully was a member of GE Capital’s portfolio acquisitions group from 1991 to 1993.	October 1998 to Date	2002

B. Executive Officers

      The table below sets forth the names and ages of the executive officers of First Union and their positions and business experience during at least the past five years.

Name and Age	Position, Offices and Business Experience	Period of Service

Daniel P. Friedman (42)	For a description of the positions, offices and business experience of Mr. Friedman, see “Board of Trustees” above.	November 1998 to Date

Anne N. Zahner (44)	Ms. Zahner has been Executive Vice President of First Union since November 1998, where she is primarily responsible for the retail division. She was Executive Vice President of Enterprise from March 1996 until November 1998. At Enterprise, she was primarily responsible for Enterprise’s asset management and new business development. From November 1990 until March 1996, Ms. Zahner was a director and Vice President of Travelers Insurance Company and Travelers Realty Investment Co., where she was responsible for asset management and sales and investment recovery.	November 1998 to Date

Name and Age	Position, Offices and Business Experience	Period of Service

David Schonberger (45)	Mr. Schonberger has been Executive Vice President of First Union since November 1998, where he is primarily responsible for retail, office and garage projects. He has been Vice-President of Impark from March 2000 to present. From November 1997 to November 1998, he was Senior Vice President of Enterprise. At Enterprise, he was responsible for retail and raw land development projects. Since January 1990, Mr. Schonberger has been a director of Legacy Construction Corp., a privately held leasing and project management company specializing in institutional property management and oversight of specialty construction and development projects. In February 1996, Legacy Construction Corp. merged with Peter Elliot Corporation to form Peter Elliott LLC. From February 1996 to October 1997, Mr. Schonberger served as Treasurer and Manager of Peter Elliot LLC.	November 1998 to Date

Brenda J. Mixson (47)	Ms. Mixson joined First Union in March 1999 and became the interim Chief Financial Officer of First Union in April 1999. From December 1997 to March 1999, Ms. Mixson served as Managing Director/ Chief Investment and Financial Officer of Prime Capital Holding, LLC, a privately owned commercial real estate finance company. From 1995 to 1997, Ms. Mixson held positions with ING Capital Corp. and ING Barings Securities, Inc., initially as Portfolio Manager for all real estate investment activity and subsequently as global head of ING Barings Emerging Markets International Finance Business. From April 1994 to March 1995, Ms. Mixson was Executive Vice President and Chief Operating Officer of Reichmann International, the manager of Quantum North American Realty Fund. From 1989 to 1994, she was Managing Director and Executive Vice President of Travelers Realty Investment Corp. From 1986 to 1989, she was Manager and Vice President for the Chicago Region of Chemical Bank. Ms. Mixson has been a director of Avalon Bay Communities, Inc., a real estate investment trust owning and operating apartment communities, since 1994.	March 1999 to Date

C. Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Trust’s Trustees and executive officers, and persons who own beneficially more than 10% of the common shares of beneficial interest of the Trust (“Shares”), to file reports of ownership and changes of ownership with the Securities and Exchange Commission and the New York Stock Exchange. Copies of all filed reports are required to be furnished to the Trust pursuant to Section 16(a). Based solely on the reports received by the Trust and on written representations from reporting persons, the Trust believes that the Trustees, executive officers, and greater than 10% beneficial owners complied with all applicable filing requirements during the fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

A. Summary Compensation Table

      The table below sets forth the plan and non-plan compensation awarded, paid or earned for services rendered to First Union during each of the last three years to or by the Chief Executive Officer during 1999 and each of the remaining highest compensated executive officers of the Trust at December 31, 1999.

Summary Compensation Table

					Long Term
					Compensation Awards
	Annual Compensation
					Securities
Name and Principal				Other Annual	Underlying	LTIP
Position	Year	Salary	Bonus	Compensation	Options/Shares	Payouts

Daniel P. Friedman	1999	$342,833			376,483
President and Chief	1998	56,667			1,080,000	$126,414
Executive Officer

Anne N. Zahner	1999	$201,667	$135,000		125,494
Executive Vice	1998	33,333			360,000	$9,062
President

David Schonberger	1999	$201,667	$135,000		125.494
Executive Vice	1998	33,333			360,000
President

Brenda J. Mixson	1999	$226,000	$100,000
Chief Financial
Officer

B. Employment Agreements

      In November 1998, the Trust entered into a four-year employment agreement with Mr. Friedman. The agreement provides that he will be President and Chief Executive Officer of the Trust and that he shall be nominated for election by the Trust to the Board of Trustees and that the Trust shall use its reasonable best efforts to cause him to be elected to the Board of Trustees and its Executive Committee. Under the agreement, Mr. Friedman receives an annual base salary of not less than $340,000, subject to annual review and increase by the Board of Trustees by at least 5% each year, health and welfare benefits and 1,080,000 stock options, as described in the Stock Option table below. Mr. Friedman is also entitled to options to purchase additional Shares equal to 3% of the Shares issued by the Trust in connection with raising an additional $120 million of equity. Such options will have an exercise price equal to the purchase price of the Shares offered for sale. Additionally, the Trust agreed to pay Mr. Friedman long-term compensation as follows: one-third on the commencement of his employment, and one-third on the second and fourth anniversaries of the commencement of his employment.

      The Trust also entered into a four-year employment agreement with Mr. Schonberger and Ms. Zahner in November 1998. Mr. Schonberger and Ms. Zahner are Executive Vice Presidents of the Trust and receive annual base salaries of not less than $200,000 each, subject to annual review and increase by the Board of Trustees by at least 5% each year, health and welfare benefits and 360,000 stock options, as described in the Stock Option table below. Under each of their employment agreements, Ms. Zahner and Mr. Schonberger are also entitled to options to purchase additional Shares equal to 1% of the Shares issued by the Trust in connection with raising an additional $120 million of equity. Such options will have an exercise price equal to the purchase price of the Shares offered for sale. Additionally, the Trust agreed to pay Ms. Zahner long-term compensation as follows: one-third on the commencement of her employment, and one-third on the second and fourth anniversaries of the commencement of her employment.

      Each executive’s employment may be terminated at any time; however, if the Trust terminates such executive’s employment without cause, or if he or she terminates his or her employment for good reason or in the event of a “change in control,” the Trust is required to: (1) continue to pay his or her accrued but unpaid base salary and earned but unpaid bonuses and incentive compensation, (2) provide benefits for a period of two years, and (3) pay a lump sum equal to three times base salary, if the executive is terminated prior to 18 months from the commencement of his or her term, or a lump sum equal to two and a half times base salary, if the executive is terminated after 18 months from the commencement of his or her term.

      For purposes of the employment agreements, a “change in control” occurs if any of the following events occur:

(A)	An acquisition (other than directly from the Trust or any subsidiary, an employment benefit plan (in a trust forming a part thereof) maintained by the Trust or any subsidiary of the Trust, or any person in connection with such acquisition) of any voting securities of the Trust (treating all classes of outstanding voting securities or other securities convertible into voting securities as if they were converted into voting securities) by any person (other than Gotham LP, Apollo or any affiliate of Gotham LP or Apollo) immediately after which such person has beneficial ownership of 30% percent or more of the combined voting power of the Trust’s then outstanding voting securities.

(B)	Six of the ten individuals who were appointed to the Board of Trustees after April 1, 1998 cease for any reason to be members of the Board; provided, however, that if the election, or nomination for election by the Trust’s shareholders, of any new trustee was approved by Mr. Friedman, such new trustee shall, for purposes of the employment agreement, be considered as a member of the Board of Trustees who was appointed after April 1, 1998.

(C)	A merger, consolidation or reorganization involving the Trust, unless

(1) the shareholders of the Trust, immediately before such merger, consolidation or reorganization, own, directly or indirectly, immediately following such merger, consolidation or reorganization more than 70% of the combined voting power of the outstanding voting securities of the entity resulting from such merger or consolidation or reorganization in substantially the same proportion as their ownership of the voting securities immediately before such merger, consolidation or reorganization,

(2) the individuals who were members of the Board of Trustees immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the surviving entity or an entity beneficially owning, directly or indirectly, a majority of the voting securities of the surviving entity, and

(3) no person (other than the Trust, any subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Trust, the surviving entity or any subsidiary, or any person who, immediately prior to such merger, consolidation or reorganization had beneficial ownership of 30% or more of the then outstanding voting securities) owns, directly or indirectly, 30% or more of the combined voting power of the surviving entity’s then outstanding voting securities.

(D)	A complete liquidation or dissolution of the Trust.

(E) The Trust makes aggregate cash or non-cash distributions to its shareholders of the proceeds from the sales of assets equal to or greater than $4.00 per Share and immediately following such distribution the “Net Asset Value” of the Trust is less than $150 million. “Net Asset Value” shall be the fair market value of all of the Trust’s assets (as determined by mutual agreement of the executive and the Trust or, if the parties cannot agree, by an arbitrator in accordance with the employment agreements) less all Trust liabilities.

      Notwithstanding the foregoing, a change in control shall not be deemed to occur solely because any person acquired beneficial ownership of more than the permitted amount of the outstanding voting securities as a result of the acquisition of voting securities by the Trust which, by reducing the number of voting securities outstanding, increases the proportional number of shares beneficially owned by such person, provided that if a change in control would occur (but for the operation of this sentence) as a result of the acquisition of voting securities by the Trust, and after such Share acquisition by the Trust, such person becomes the beneficial owner of any additional voting securities which increases the percentage of the then outstanding voting securities beneficially owned by such person, then a change in control shall occur.

C. Option Tables

Option Grants in Last Fiscal Year

					Potential Realizable
					Value At Assumed
					Annual
					Rates of Share
					Price
					Appreciation
	Individual Grants				For 10 Years(2)

	Number of	% of Total
	Shares	Options
	Underlying	Granted to	Exercise
	Options	Employees in	Price Per	Expiration
Name	Granted(1)	1999	Share	Date	5%	10%

Daniel P. Friedman	376,483	60%	$3.69	11/2/2008	—	—

Anne N. Zahner	125,494	20%	$3.69	11/2/2008	—	—

David Schonberger	125,494	20%	$3.69	11/2/2008	—	—

Brenda J. Mixson	—

(1)	The options for Messrs. Friedman and Schonberger and Ms. Zahner were granted in accordance with each of their employment agreements based on the new equity raised from First Union’s rights offering in May 1999. The options were issued under the 1994 Plan in the form of Incentive Stock Options to the maximum extent permitted by Section 422 of the Internal Revenue Code and Nonstatutory Stock Options. At the time of grant, the options had an exercise price of $4.00 per Share, representing the per Share issue price of the new equity. The options have a cost of capital feature, which provides that the exercise price will increase by 10% per annum, prorated monthly, and it will decrease by the amount of per share dividends or other distributions to shareholders; however, the increase in the exercise price will not begin until May 2, 2000. During 1999, dividends declared of $.31 per share reduced the original exercise price. The options become exercisable ratably over four years and expire after 10 years, based on options that were previously granted in 1998. Effective on May 17, 1999, the 1994 Plan was amended and restated and renamed the 1999 Long Term Incentive Plan.

(2)	The potential realizable value cannot be calculated because the amount of dividends or other distributions to shareholders, which decrease the per share option price, are not determinable over the 10-year option life.

Aggregated Share Option Exercises in Last Fiscal Year

and Fiscal Year End Option Values

		Number of Shares		Value of Unexercised
		Underlying Unexercised		In-The-Money Options
		Options at Fiscal Year End		at Fiscal Year End
	Shares Acquired
Name	on Exercise	Unexercisable	Exercisable	Unexercisable	Exercisable

Daniel P. Friedman		1,092,363	364,120	$299,305	$99,767

Anne N. Zahner		364,120	121,374	$99,767	$33,256

David Schonberger		364,120	121,374	$99,767	$33,256

Brenda J. Mixson		—	—	—	—

ITEM 12. SECURITY OWNERSHIP OF TRUSTEES AND OFFICERS AND CERTAIN

BENEFICIAL OWNERS

      The table below sets forth, with respect to Trustees and certain named executive officers, and all Trustees and named executive officers as a group, information relating to their beneficial ownership of Shares as of March 14, 2000:

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership[1]	Percent

Trustees

William A. Ackman[2]	5,841,233	13.75%

Daniel J. Altobello[3]	4,500	*

David P. Berkowitz[2]	5,841,233	13.75%

Daniel P. Friedman (also an Executive Officer)[4]	399,120	*

Stephen J. Garchik[3,5]	7,500	*

David S. Klafter[5,6]	0	—

William A. Scully[7]	0	—

Daniel Shuchman[5,6]	0	—

Steven S. Snider[3]	7,500	*

Mary Ann Tighe[3,5]	7,500	*

James A. Williams[3,5,8]	21,500	*

Executive Officers

Anne N. Zahner[9]	121,374	*

David Schonberger[9]	121,374	*

Brenda J. Mixson	0	—

All Trustees and Executive Officers (14 in number) as a group[10]	6,531,601	15.38%

*	Beneficial ownership does not exceed 1%

1	Pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, a person is deemed to be a beneficial owner if he or she has or shares voting power or investment authority in respect of such security or has the right to acquire beneficial ownership within 60 days. The amounts shown in the above table do not purport to represent beneficial ownership except as determined in accordance with this Rule. Each Trustee and executive officer has sole voting and investment power with respect to the amounts shown or shared voting and investment powers with his or her spouse, except as indicated below.

     The following table sets forth, according to publicly available information on file with the Securities and Exchange Commission (the “Commission”) as of the dates indicated in the accompanying footnotes, except as otherwise indicated, information concerning each person known by First Union to be the beneficial owner of more than 5% of the Shares:

	Amount and Nature
Name and Address of Beneficial Owner	of Beneficial Ownership[11]	Percent

Gotham Partners, L.P.[12] Gotham International Advisors, L.L.C. Gotham Partners III, L.P. 110 East 42nd Street New York, New York 10017	5,841,233	13.75%

Apollo Real Estate Investment Fund II, L.P.[13] Apollo Real Estate Advisors, L.P. 1301 Avenue of the Americas New York, New York 10019	2,990,379	7.04%

Magten Asset Management Corp.[14] Talton R. Embry 35 East 21st Street New York, New York 10010	6,151,290	14.48%

Snyder Capital Management, L.P.[15] Snyder Capital Management, Inc. 350 California Street Suite 1460 San Francisco, California 94104	4,519,000	10.64%

Footnotes continued from previous page

2	Mr. Ackman is the President of Karenina Corporation, a general partner of Section H Partners (“Section H”) and Mr. Berkowitz is the President of DPB Corporation (“DPB”), a general partner of Section H. Section H is the sole general partner of Gotham LP and Gotham III LP. Accordingly, Mr. Ackman, Mr. Berkowitz, Karenina Corporation, DPB and Section H may be deemed beneficial owners of Shares owned by Gotham LP and Gotham III LP. Gotham International Advisors, L.L.C., a Delaware limited liability company (“GIA”), has the power to vote and dispose of the Shares held for the account of Gotham Partners International, Limited, a Cayman exempted company (“Gotham International”), and accordingly, may be deemed the beneficial owner of such Shares. Mr. Ackman and Mr. Berkowitz are senior managing members of GIA and may be deemed beneficial owners of Shares owned by Gotham International. For purposes of this table, all of such ownership is included. The address of Messrs. Ackman and Berkowitz is c/o Gotham Partners L.P., 110 East 42nd Street, New York, New York 10017.

3	Includes 2,500 share awards (“Share Awards”) granted to each of Mr. Altobello, Mr. Garchik, Mr. Snider, Ms. Tighe and Mr. Williams (each, a “Grantee”) under the Trust’s 1999 Share Option Plan for Trustees, pursuant to which such Share Awards will generally become vested on the day immediately prior to the Annual Meeting if the Grantee is still a member of the Board of Trustees at such time. Each Grantee currently has voting and dividend rights with respect to such Share Awards.

4	Includes 364,120 Shares that Mr. Friedman has the vested right to acquire through the exercise of options. Excludes 1,092,363 Shares that Mr. Friedman has the vested right to acquire through the exercise of options in the future. Generally, 33.3% of such options to purchase 1,092,363 Shares become exercisable annually, beginning on November 2, 2000.

5	Mr. Klafter, Mr. Shuchman, Ms. Tighe and Mr. Williams are limited partners of Gotham LP and Mr. Garchik is a limited partner of the general partner of Gotham L.P. As such, they have no right to vote or dispose of any Shares held by Gotham LP, and therefore do not beneficially own any Shares held by Gotham LP.

6	Mr. Klafter and Mr. Shuchman are limited partners of Section H and members of GIA. As limited partners of Section H, Mr. Klafter and Mr. Shuchman have no right to vote or dispose of any Shares held by Gotham LP or Gotham III LP and therefore do not beneficially own any Shares held by Gotham LP or Gotham III LP. As members of GIA, Mr. Klafter and Mr. Shuchman have no right to vote or dispose of any Shares held by Gotham International, and therefore do not beneficially own any Shares held by Gotham International.

7	Mr. Scully is a limited partner of Apollo. As a limited partner, he has no right to vote or dispose of any Shares held by Apollo, and therefore does not beneficially own any Shares held by Apollo.

8	Includes 4,200 shares that are owned through pension plans with respect to which Mr. Williams has sole voting power.

9	Includes 121,374 Shares which each of Mr. Schonberger and Ms. Zahner has the vested right to acquire through the exercise of options. Excludes 364,120 Shares which each of Mr. Schonberger and Ms. Zahner has the vested right to acquire through the exercise of options in the future. Generally, 33.3% of such options to purchase 364,120 Shares become exercisable annually, beginning on November 2, 2000.

10	Includes a total of 606,868 Shares, which are referenced in the first sentence of footnotes 4 and 9 and a total 12,500 Share Awards, which are referenced in footnote 3. Excludes a total of 1,820,603 Shares, which are referenced in the second sentence of footnotes 4 and 9.

11	Pursuant to Rule 13d-3 of the Exchange Act, a person is deemed to be a beneficial owner if he has or shares voting power or investment authority in respect of such security or has the right to acquire beneficial ownership within 60 days. The amounts shown in the above table do not purport to represent beneficial ownership except as determined in accordance with this Rule.

12	The information regarding these holders was obtained by First Union from an amendment to Schedule 13D filed with the Commission on July 16, 1999 and by First Union from Gotham LP. Gotham LP has sole voting and investment power with respect to 4,331,121 Shares, GPI has shared voting and investment power with respect to 1,431,664 Shares and Gotham III LP has sole voting and investment power with respect to 78,448 Shares.

13	The information regarding these holders was received by First Union from a Schedule 13D filed with the Commission on July 28, 1998. These holders have shared voting and investment power with respect to all Shares indicated.

14	The information regarding these holders is as of December 31, 1999 and was obtained from a Schedule 13G filed with the Commission on March 10, 2000. Magten Asset Management Corp. (“Magten”) is deemed to beneficially own 4,619,690 Shares. Magten has shared investment power with respect to all of these Shares and has shared voting power with respect to 3,609,610 of these Shares. Mr. Embry is deemed to beneficially own 6,151,290 Shares; as the Chairman of Magten, Mr. Embry is deemed to beneficially own all of the Shares beneficially owned by Magten. He also beneficially owns an additional 1,531,600 Shares with respect to which he has sole voting and investment power.

15	The information regarding these holders is as of December 31, 1999 and was obtained from an amendment to Schedule 13G filed with the Commission on February 15, 2000. These holders have shared voting power with respect to 4,032,340 Shares and shared investment power with respect to 4,519,000 Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In July 1998, First Union commenced a tender offer to repurchase all $100 million principal amount of its 8 7/8% Senior Notes due 2003 (the “Senior Notes”). Concurrently with the tender offer, First Union conducted a consent solicitation and offered a consent payment to amend the indenture governing the Senior Notes and to terminate listing of the Senior Notes on the New York Stock Exchange (“NYSE”). In August 1998, through the tender offer and consent solicitation, holders of approximately 88% of the outstanding Senior Notes consented to the indenture amendments and delisting, and First Union purchased approximately $88 million principal amount of the Senior Notes. The repurchase of the Senior Notes was financed with the proceeds of a bridge loan (the “Bridge Loan”) to First Union in the original principal amount of $90 million. The lenders under the Bridge Loan included Gotham LP and Gotham III LP, which together funded $15.0 million of the Bridge Loan. The negotiations with respect to the Bridge Loan and the standby purchase commitment referenced herein were conducted on behalf of First Union by First Union’s Special Rights Offering Committee, consisting of: William A. Scully, Chair, Steven S. Snider and James A. Williams.

      The terms of the Bridge Loan required that First Union conduct a rights offering to raise funds at least sufficient to repay all amounts outstanding under the Bridge Loan. To satisfy these obligations, First Union filed a registration statement for the issuance of rights and Shares and also obtained standby purchase commitments from Gotham LP and Gotham III LP to ensure that the proceeds of the rights offering would be at least sufficient to repay all amounts outstanding under the Bridge Loan.

      In January 1999, the Bridge Loan, along with certain other credit instruments with respect to which First Union was a borrower or guarantor, were amended. The lenders under the Bridge Loan agreed to:

•	extend the maturity of the Bridge Loan to August 11, 1999,

•	incorporate certain covenants from another credit facility into the Bridge Loan, and

•	modify First Union’s obligation to conduct a rights offering to raise funds to repay all amounts outstanding under the Bridge Loan.

The amendments to the Bridge Loan enabled First Union to conduct one or more rights offerings sufficient to pay off amounts outstanding under the Bridge Loan when due and payable.

      In consideration for these amendments, First Union paid the lenders under the Bridge Loan a fee of $300,000 and agreed to:

•	reduce the outstanding principal balance under the Bridge Loan to less than $70 million by March 31, 1999, and to less than $50 million by May 31, 1999,

•	increase the lenders’ interest rate on the Bridge Loan from 9.875% to 12% per annum, and

•	pay: (1) on February 11, 1999 a fee of 1% of the outstanding principal amount of the loan on such date; (2) a fee in an amount equal to 50 basis points of the outstanding principal amount of the loan on March 31, 1999, if the outstanding principal balance of the loan was in excess of $60 million on March 31, 1999, and (3) a fee in an amount equal to 50 or 100 basis points of the outstanding principal amount of the loan on May 31, 1999, depending on the loan balance outstanding at May 31, 1999. Payments were made by First Union to the Bridge Loan lenders in the following amounts with respect to these items: (1) $810,796, (2) $594,537, and (3) $103,367.

      The lenders under the Bridge Loan and First Union subsequently agreed, in principle, to require First Union to reduce the outstanding principal balance under the Bridge Loan to less than approximately $38 million by May 15, 1999 and to allow $9 million of the net proceeds from First Union’s proposed rights offering (that would otherwise be used to repay a portion of the Bridge Loan extended by three of these lenders) to be used to repay amounts outstanding under another credit facility. Although the $9 million in principal would remain outstanding under the Bridge Loan, it would be considered paid for purposes of the mandatory repayment of principal described above. This $9 million portion of the Bridge Loan was to bear interest at 15% per annum and mature on August 11, 1999.

      In March 1999, First Union agreed to amend its standby purchase arrangements with Gotham LP and Gotham III LP. Among other things, the parties agreed that:

•	Gotham International Advisors, L.L.C. (“GIA”) would be added as another standby purchaser;

•	First Union would conduct a rights offering for at least $20 million (the “First Offering”) and for which the standby purchasers would “standby” to purchase up to such number of Shares that would result in gross proceeds to First Union of the lesser of $50 million and the amount of the First Offering;

•	First Union would pay the standby purchasers an amount equal to 4% of their maximum standby commitment in the First Offering, whether or not the First Offering was completed. Each of the standby purchasers was entitled to its pro-rata portion of the payment based on its share of the standby commitment. Although the Gotham entities were collectively entitled to receive $2,000,000 of the payment, they agreed to accept $1,800,000;

•	The standby purchasers would have certain customary rights to terminate their respective obligations; and

•	The standby purchase commitment would expire August 11, 1999.

      In addition, to enable First Union to conduct a second rights offering (the “Second Offering”), Gotham LP, Gotham III, LP and GIA (collectively “Gotham”) and First Union agreed that Gotham would “standby” to purchase such number of Shares that would result in gross proceeds to First Union of the lesser of $40 million and the aggregate principal amount outstanding under the Bridge Loan. The standby purchasers would be entitled to an aggregate payment of 4% of their maximum standby commitment in connection with any Second Offering, which would not be contingent upon the closing of such Second Offering provided, however, that such fee would not be payable in the event First Union notified the standby purchasers that they would be relieved of their obligations to “standby” in connection with the Second Offering by a date certain. Such notice was given by First Union and no fees were paid in connection with the Second Offering.

      On April 21, 1999, First Union distributed to each record holder of its Shares on such date one non-transferable right for every 2.5 Shares held, which right allowed the holder to purchase one Share at a subscription price of $4.00 per share. On May 12, 1999, First Union completed the First Offering, raising $50.0 million in new equity from existing holders of Shares. Holders of 9.8 million rights exercised their basic subscription and then oversubscribed for 13.3 million additional Shares; the offering was limited to 12.5 million Shares. Due to the success of the First Offering among its common shareholders, First Union did not have to exercise its rights under the standby purchase commitment and, therefore, Gotham did not purchase any shares in the First Offering pursuant to the standby purchase commitment. As a result of this exercise of rights, including the oversubscription privilege, in the First Offering, Gotham and its affiliates increased their percentage ownership of Shares of the Trust from 9.71% to 12.18%. The outstanding balance of the Bridge Loan was reduced from approximately $72.3 million to approximately $33.8 million as a result of repayment from the proceeds of the First Offering.

      Subsequent to the completion of the First Offering, First Union determined not to pursue the Second Offering due to the receipt of proceeds from certain asset sales which enabled it to repay in full the Bridge Loan in July 1999. During 1999, a total of $5.2 million was paid as interest on the Bridge Loan, of which $934,426 was paid to Gotham as a lender under the Bridge Loan.

      Pursuant to the standby purchase commitment, a registration rights agreement (“Registration Rights Agreement”) was entered into between First Union and Gotham in November 1999 which provided for the registration by First Union of Shares owned by Gotham at the expense of First Union. Under the Registration Rights Agreement, Gotham requested that First Union file a shelf registration statement relating to the offer and sale of all qualifying securities held by Gotham. Under the Agreement, the shelf registration statement was required to be filed on or before December 15, 1999 pursuant to notice given by Gotham; Gotham has extended the required filing date to April 30, 2000.

      The Trust has engaged the law firm of Hale and Dorr to advise the Trust on certain matters. Steven S. Snider, a member of the Board of Trustees, is a senior partner at Hale and Dorr. In 1999, $268,970 in payments for services rendered were made to Hale and Dorr by the Trust.

      The Trust leases four of its parking facilities to a third party which is partially owned by an affiliate of Apollo. In 1999, the Trust received approximately $4.0 million in rent from this third party with respect to these properties.

      The Trust in December 1998 engaged a firm to provide mortgage brokerage services. A member of the immediate family of a Trustee is a principal of such firm and such Trustee is also a principal of Gotham LP and certain of its affiliates. In 1999, $609,952 in fees were paid to this firm.

      The related party transactions described above, including without limitation, the Bridge Loan, the standby purchase commitment, the engagement of Hale and Dorr for legal services, the leasing of four parking facilities to an affiliate of Apollo and the engagement of a firm for mortgage brokerage services were negotiated at arms length or were subject to competitive bidding and the Trust believes such transactions are as favorable to the Trust as would have been obtained from unrelated third parties.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this
Form 10-K/ A-1 amending its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, previously filed, to be signed on its behalf by the undersigned thereunto duly authorized.

April 28, 2000

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

By: /s/ Brenda J. Mixson

Brenda J. Mixson
Chief Financial Officer