Form 10-Q
period 2000-03-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2000-05-15
CIK 37008

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    --------

For Quarter Ended March 31, 2000            Commission File Number 1-6249
                  --------------                                   ------

            First Union Real Estate Equity and Mortgage Investments
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                      34-6513657
-------------------------                   ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    551 Fifth Avenue, Suite 1416
            New York, New York                              10176-1499
-------------------------------------                      ------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (212) 905-1104
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

 42,471,729       Shares of Beneficial Interest outstanding as of March 31, 2000
--------------------------------------------------------------------------------
================================================================================
                    Total number of pages contained in this report:  19
                                                                   --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

        The financial statements represent the combined results of the registrant, First Union Real Estate Equity and Mortgage Investments (the "Trust") and First Union Management Inc., (the "Company"). Under a trust agreement, the shares of the Company are held for the benefit of the shareholders of the Trust. Accordingly, the financial statements of the Company and the Trust have been combined. Additionally, the Company owned voting control of Imperial Parking Limited ("Impark"). The Trust distributed all common stock of Impark to its shareholders in March 2000 and has classified Impark's financial information as discontinued operations.

        The combined financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures contained herein are adequate to make the information presented not misleading. These combined financial statements should be read in conjunction with the combined financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K/A.

        The "Combined Balance Sheets" as of March 31, 2000 (unaudited) and December 31, 1999 (audited) and "Combined Statements of Operations, Combined Statements of Comprehensive Income and Combined Statements of Cash Flows" for the periods ended March 31, 2000 (unaudited) and 1999 (unaudited), of the Trust, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied. The results of operations for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year. Certain amounts from 1999 have been reclassified to conform to the 2000 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

        In March 2000, the Trust distributed all common stock of Impark to its shareholders. One share of Impark common stock was distributed for every 20 of the Trust's common shares of beneficial interest held on March 20, 2000. Approximately 2.1 million shares of Impark common stock were distributed. As part of the spin-off, the Trust repaid Impark's bank credit facility of approximately $24.2 million, contributed approximately $7.5 million of cash, its 14 Canadian parking properties and $6.7 million for a parking development located in San Francisco, California. The Trust will also provide a secured line of credit for $8 million to Impark. As of May 1, 2000, there were no outstanding amounts under the line of credit. Impark's common stock is listed on the American Stock Exchange under the symbol "IPK". Ownership of Ventek International, Inc., a manufacturing subsidiary of Impark, was retained by the Company.

        The Trust also adjusted the conversion price with respect to its Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Preferred Shares"). The conversion price of the Preferred Shares has been decreased to $5.0824 per common share (equivalent to a conversion rate of 4.92 common shares for each Preferred Share) in connection with the distribution of the Impark shares, in accordance with the provisions of the documents establishing the terms of the Preferred Shares.

        For tax reporting purposes, the Trust will take a dividend deduction of $19.375 per share for the approximate 2.1 million shares of Impark common stock distributed to the shareholders.

        In April 2000, the Trust sold Crossroads Center Mall for $80.3 million, of which approximately $78.3 million was applied against a loan payable to the purchaser and the assumption of the first mortgage debt on the mall. The Trust will recognize a gain on the sale of approximately $58 million, less an extraordinary loss on extinguishment of debt of approximately $2.4 million during the second quarter of 2000.

        The Trust amended the employment agreements of each of Messrs. Friedman and Schonberger and Ms. Zahner (each, an "Executive"). The amended agreements provide that after (i) the Impark spin-off and (ii) a sale or financing of Park Plaza mall (the "Park Plaza Financing"), each Executive may terminate his/her employment with the Trust on or after June 1, 2000, and then shall be entitled to receive a severance payment from First Union of $1,001,000 for Mr. Friedman and $630,000 for each of Mr. Schonberger and Ms. Zahner. The Impark spin-off and the Park Plaza Financing have occurred and the Trust anticipates that each Executive will terminate his/her employment agreement and receive the severance payment on or about June 1. The amended employment agreements also provide, among other things, that the options held by the Executives with exercise prices of $8.50 and $6.50 shall be canceled and that each Executive may invest in other businesses, provided that the Executive first offers such opportunity to the Trust. Finally, the amended employment agreements provide that (A) two of the Executives, Messrs. Friedman and Schonberger, will receive options to purchase shares of Impark and (B) the Trust will pay Ms. Zahner an additional cash payment of $110,000.

        Simultaneously with the execution of the amended employment agreements, the Trust entered into an asset management agreement with Radiant Partners, LLC (the "Management Company"), which is owned and controlled by the Executives. The agreement will become effective when the employment of each Executive with the Trust is terminated, after which time the Trust will become externally managed. The agreement will have a two year term, but the Trust will have the option of
(i) extending the term for an additional year and (ii) terminating the agreement
(A) for default, (B) in the event of a merger, consolidation or other similar business combination transaction, (C) in the event that the remaining equity of the Trust has a fair market value of less than $20,000,000 or (D) prior to June 1, 2000. There can be no assurance that the agreement will not be terminated before its effectiveness on June 1, 2000. During the effectiveness of the agreement, the Management Company will be responsible for conducting and overseeing the business and financial affairs of the Trust. As compensation for its services, the Management Company will receive an annual fee of $1,500,000 and an incentive fee equal to 10% of (A) the aggregate of all distributions, other than the Impark spin-off, in respect of a single common share of the Trust, first made after March 1, 2000, which exceeds $4.60 per share, multiplied by (B) the number of the Trust common shares in respect of which such distributions are made. If the Trust terminates the agreement after June 1, 2000, then the Management Company will also receive a termination fee of between $500,000 and $750,000, unless the agreement is terminated for default.

Liquidity and Capital Resources

        Unrestricted and restricted cash decreased by approximately $38.5 million (from $57.8 million to $19.3 million) when comparing March 31, 2000 to the balance at December 31, 1999. The decrease in cash was primarily related to the Impark transaction.

        The Trust's net cash provided by operating activities of $2.4 million and net cash provided by investing activities of $4.9 million was more than offset by $43.4 million utilized for financing activities. Net cash provided by investing activities consisted of the receipt of $2.6 million of principal on a mortgage investment, proceeds from the sale of fixed assets of $.2 million and the excess of sales over purchases of U.S. Treasury bills of $4.4 million, which was partially offset by $2.4 million of improvements to properties. Net cash used in financing activities included $36 million of payments related to the Impark spin-off, $7.3 million of cash dividends, $10.6 million to pay a deferred obligation relating to the purchase of the Huntington garage, a $3.1 million penalty to prepay the deferred obligation, a mortgage payment of $1 million and $.4 million of mortgage amortization. Cash provided by financing activities consisted of $16 million borrowed pursuant to a reverse repurchase agreement which was utilized to purchase a U.S. Treasury bill. The Trust invests its excess cash primarily in U.S. Treasury bills or money market funds investing in U.S. Treasury bills.

        The Trust declared a dividend of $6.6 million ($.155 per share) to Common Shareholders of beneficial interest and a dividend of $.7 million ($.525 per share) to Series A Cumulative Preferred Shareholders in the first quarter of 2000. Both dividends are payable April 28, 2000 to shareholders of record at the close of business on March 31, 2000. In addition, the Trust paid a dividend for 1999 of $6.6 million ($.155 per share) to common shareholders and $.7 million ($.525 per share) to preferred shareholders in the first quarter of 2000.

        During the first quarter of 2000, the Trust invested $2.4 million in capital and tenant improvements. The investment was made primarily for tenant improvements to continue to tenant the former retail center in Denver, Colorado, which has been converted into an office technology center. In addition, the Trust incurred capital and tenant improvements at the 55 Public Square office building in Cleveland, Ohio and to complete an anchor tenant store in Abilene, Texas.

        In January 2000, the Trust received $2.5 million from the Richmond Redevelopment and Housing Authority (the "Authority") to expand the Trust's garage located in Richmond, Virginia. If the Trust is unable to successfully complete the renovation or does not continue to provide an easement for a period of 84 years, all or a portion of the $2.5 million will have to be returned to the Authority. Construction began in April 2000.

        In April 2000, the Trust obtained a $42 million first mortgage loan secured by the Park Plaza Mall. The loan is non-recourse, has a 10 year term and a fixed interest rate of 8.69% payable on a 30 year amortization schedule. The Trust received proceeds, net of closing costs and escrow deposits, of $41.4 million. The loan requires monthly payments of approximately $397,000 for principal, interest and escrow deposits. Prepayment of the loan is permitted (after an initial lockout period of three years or two years from securitization), only with yield maintenance or defeasance, as defined in the loan agreement. The Trust purchased a $100 million U.S. Treasury bill with $35 million of the loan proceeds and an additional $65 million of borrowings utilizing a reverse repurchase agreement (the "Reverse Repo") with the U.S. Treasury bill as collateral. At May 1, 2000, the Trust owned $200 million in face value of U.S. Treasury bills and owed $130 million in Reverse Repos. The U.S. Treasury bills are classified as held to maturity. The interest rate on the Reverse Repos was 5.965% at May 1, 2000. The Reverse Repo outstanding at March 31, 2000 is included in notes payable.

Results of Operations

        Net loss applicable to common shares before discontinued operations for the three months ended March 31, 2000 was $7.0 million as compared to a net loss before discontinued operations of $3.1 million for the three months ended March 31, 1999. Net loss before discontinued operations for 2000 included a capital loss of $.1 million compared to a capital gain of $.5 million in 1999. Capital loss for 2000 included the sale of certain fixed assets. The capital gain in 1999 was the result of the sale of a shopping center in February 1999. The net loss for 2000 included $3.1 million in extraordinary loss from early extinguishment of debt relating to the payoff of the Trust's deferred obligation of $10.6 million.

        Mortgage loan investment income declined for 2000 as compared to 1999, due to the collection of a note receivable during 2000.

        Short term investment income increased significantly during 2000, as compared to 1999, due to the investment of proceeds received from the 1999 property sales.

        Property net operating income, which is defined as rent less operating expenses and real estate taxes, decreased for 2000 to $8.2 million from $19.1 million in 1999. The decrease was attributable to the sale of properties in 1999.

        Property net operating income, for properties in the portfolio for 2000 and 1999 increased by $.2 million. The increase was attributable to an increase in revenues of $.7 million, which was partially offset by an increase in operating expenses of $.3 million and in real estate taxes of $.2 million.

        Revenues increased by $.7 million, for properties in the portfolio in 2000 and 1999, primarily due to an increase in rental rates and occupancy at Two Rivers, an increase in rental rates at Park Plaza and an increase in occupancy at North Valley, which were partially offset by a decrease in occupancy at 55 Public Square. Operating expenses increased at Park Plaza and real estate taxes increased at all the Trust's remaining properties.

        Depreciation and amortization and mortgage loans interest expense decreased from 1999 to 2000 primarily due to the sale of properties and the repayment of debt in 1999. With respect to the remaining properties, depreciation and amortization expense increased slightly due to the effect of improvements to properties. Mortgage interest expense declined, with respect to the remaining properties, primarily due to the amortization of mortgage principal balances.

        Interest expense relating to bank loans and notes payable decreased due to the payoff of debt with the proceeds from property sales.

        General and administrative expenses increased primarily due to increases in stay bonuses, severance expense and professional fees. Included in general and administrative expenses for 2000 is approximately $1.7 million of stay bonuses and severance expense.

        In addition, sales and income improved substantially at the Company's manufacturing facility.

        Certain statements contained in this Form 10-Q that are forward-looking are based on current expectations that are subject to a number of uncertainties and risks, and actual results may differ materially. The uncertainties and risks include, but are not limited to, changes in market activity, changes in local real estate conditions and markets, actions by competitors, interest rate movements and general economic conditions. Further information about these matters can be found in the Trust's Annual Report filed with the SEC on Form 10K/A.

Item 3.

Quantitative and Qualitative Disclosures of Market Risk

Interest Rate Risk

        The Trust has entered into certain financing arrangements that require interest payments based on variable interest rates. As such, the combined financial statements are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Trust has entered into a rate guarantee contract (also known as an interest rate cap) for a portion of its floating rate financing arrangements. The Trust does not enter into rate guarantee contracts for trading purposes.

        The table below provides information about the Trust's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including the interest rate cap and debt obligations. Weighted average variable rates are based on the rates in effect at March 31, 2000. No assumptions have been made about the future interest rates.

                                                 AS OF MARCH 31, 2000
                                      -------------------------------------------
                                        EXPECTED MATURITY DATES (AMOUNTS IN MILLIONS)
                                      ------------------------------------------------                     FAIR
                                       2000     2001     2002     2003      2004    THEREAFTER    TOTAL    VALUE
                                      ------   ------   ------   ------    ------  ------------  ------   -------
LIABILITIES
------------------------------------
Mortgage loans
-    Fixed rate                          $1.3     $1.9    $46.4     $2.0     $31.1        $40.8   $123.5   $128.5
     Average interest rate              10.7%    10.7%    10.7%    12.8%     11.5%        11.5%
     Variable rate (based on LIBOR)              $33.0    $37.1                                    $70.1    $70.1
     Weighted average interest rate               7.7%     9.1%
Senior notes
-    Fixed rate                                                    $12.5                           $12.5    $12.3
     Interest rate                                                8.875%
Notes payable (Reverse Repo)
-    Note payable                       $65.0                                               $.1    $65.1    $65.1
     Interest rate                     5.965%                                              7.5%

Interest Rate Derivatives

        The Trust owns two interest rate caps that protect it from increases in LIBOR. The interest rate caps have notional amounts of approximately $16 million and $21 million covering the variable rate loans maturing in 2002.

Exchange Rate Risk

        The Trust and the Company do not have any foreign exchange rate risk as a result of the spin-off of Impark and the Canadian parking facilities in March 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
           None


Item 2.  Changes in Securities.
           None.


Item 3.  Defaults Upon Senior Securities.
           None.


Item 4.  Submission of Matters to a Vote of Security Holders.
           None

Item 5.  Other Information.
           None.

Item 6.  Exhibits and Reports on Form 8-K.

            (a)  Exhibits:

                 Exhibit (10)(s)         Amendment to Employment Agreement
                                         executed March 27, 2000 with Daniel P.
                                         Friedman.

                 Exhibit (10)(t)         Amendment to Employment Agreement
                                         executed March 27, 2000 with David
                                         Schonberger.

                 Exhibit (10)(u)         Amendment to Employment Agreement
                                         executed March 27, 2000 with Anne
                                         Nelson Zahner.

                 Exhibit (10)(v)         Asset Management Agreement executed
                                         March 27, 2000 with Radiant Partners,
                                         LLC.

                 Exhibit (10)(w)         Second Amendment to Employment
                                         Agreement dated as of May 12, 2000
                                         with Anne Zahner

                 Exhibit (20)        -   Financial Statements

                                            Combined Balance Sheets as of March
                                            31, 2000 (unaudited) and December
                                            31, 1999 (audited).

                                            Combined Statements of Operations
                                            for the Three Months ended March 31,
                                            2000 (unaudited) and 1999
                                            (unaudited).

                                            Combined Statements of Comprehensive
                                            Income for the Three Months ended
                                            March 31, 2000 (unaudited) and 1999
                                            (unaudited).

                                            Combined Statements of Cash Flows
                                            for the Three Months ended March 31,
                                            2000 (unaudited) and 1999
                                            (unaudited).

                                            Notes to Combined Financial
                                            Statements.


                 Exhibit (27)        -   Financial Data Schedule
                                            Three months ended March 31, 2000
                                            (unaudited).


            (b)  Reports on Form 8-K:

            February 16, 2000

                      Item 5         -   The Trust announced its intention to
                                         spin-off Impark to its shareholders.

                      Item 7(b)      -   Proforma financial information

                                         Proforma combined balance sheet as of
                                         September 30, 1999

                                         Proforma combined statement of
                                         operations for the nine months ended
                                         September 30, 1999

                                         Proforma combined statement of
                                         operations for the twelve months ended
                                         December 31, 1998

                                         Notes to combined proforma financial
                                         statements

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        First Union Real Estate Equity and
                                            Mortgage Investments
                                        ------------------------------
                                                  (Trust)





Date: May 15, 2000                  By: /s/Daniel P. Friedman
                                        ---------------------
                                        Daniel P. Friedman
                                        President and Chief Executive Officer




Date: May 15, 2000                  By: /s/Brenda J. Mixson
                                        -------------------
                                        Brenda J. Mixson,
                                        Chief Financial Officer

                               Index to Exhibits


Exhibit (10)(s)         Amendment to Employment Agreement executed March 27,
                        2000 with Daniel P. Friedman.

Exhibit (10)(t)         Amendment to Employment Agreement executed March 27,
                        2000 with David Schonberger.

Exhibit (10)(u)         Amendment to Employment Agreement executed March 27,
                        2000 with Anne Nelson Zahner.

Exhibit (10)(v)         Asset Management Agreement executed March 27, 2000
                        with Radiant Partners, LLC.

Exhibit (10)(w)         Second Amendment to Employment Agreement dated as of
                        May 12, 2000 with Anne Zahner

Exhibit (20)   - Financial Statements
                        Combined Balance Sheets as of March 31, 2000 (unaudited)
                        and December 31, 1999 (audited).......................

                        Combined Statements of Operations for the Three
                        Months ended March 31, 2000 (unaudited) and 1999
                        (unaudited).............................................

                        Combined Statements of Comprehensive Income for the Three Months ended March 31, 2000 (unaudited) and 1999 (unaudited)

                        Combined Statements of Cash Flows for the
                        Three Months ended March 31, 2000 (unaudited) and
                        1999 (unaudited)........................................

                        Notes to Combined Financial Statements..................

Exhibit (27)   -Financial Data Schedule

                        Three months ended March 31, 2000 (unaudited)