Form 10-Q
period 2000-06-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2000-08-14
CIK 37008

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    --------


For Quarter Ended June 30, 2000             Commission File Number 1-6249
                  -------------                                    ------

            First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                     34-6513657
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

     551 Fifth Avenue, Suite 1416
            New York, New York                         10176-1499
------------------------------------------         -----------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (212) 905-1104
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

       42,258,428  Shares of Beneficial Interest outstanding as of June 30, 2000
--------------------------------------------------------------------------------

================================================================================

               Total number of pages contained in this report:   21
                                                               ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The financial statements represent the combined results of the registrant, First Union Real Estate Equity and Mortgage Investments (the "Trust") and First Union Management Inc. (the "Company"). Under a trust agreement, the common shares of the Company are held for the benefit of the shareholders of the Trust. Accordingly, the financial statements of the Company and the Trust have been combined. Additionally, the Company owned voting control of Imperial Parking Limited ("Impark"). In March 2000, the Trust distributed all common stock of Impark to its shareholders and has classified Impark's financial information as discontinued operations.

         The combined financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures contained herein are adequate to make the information presented not misleading. These combined financial statements should be read in conjunction with the combined financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K, as amended.

         The "Combined Balance Sheets" as of June 30, 2000 (unaudited) and December 31, 1999 (audited) and "Combined Statements of Operations, Combined Statements of Comprehensive Income and Combined Statements of Cash Flows" for the periods ended June 30, 2000 (unaudited) and 1999 (unaudited), of the Trust, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied. The results of operations for the three months and six months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year. Certain amounts from 1999 have been reclassified to conform to the 2000 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

         In March 2000, the Trust distributed all common stock of Impark to its shareholders. One share of Impark common stock was distributed for every 20 Trust common shares of beneficial interest held on March 20, 2000. Approximately
2.1 million shares of Impark common stock were distributed. As part of the spin-off, the Trust repaid Impark's bank credit facility of approximately $24.2 million, contributed to Impark approximately $7.5 million of cash, its 14 Canadian parking properties and $6.7 million for a parking development located in San Francisco, California. The Trust has also provided a secured line of credit for $8 million to Impark. As of August 1, 2000, there were no outstanding amounts under the line of credit. Impark's common stock is listed on the American Stock Exchange under the symbol "IPK". The Company retained ownership of Ventek International, Inc., a manufacturing subsidiary of Impark.

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

         The Trust amended the employment agreements of each of Messrs. Friedman and Schonberger and Ms. Zahner (each, an "Executive"). The amended agreements provided that after (i) the Impark spin-off and (ii) a sale or financing of Park Plaza mall (the "Park Plaza Financing"), each Executive may terminate his/her employment with the Trust on or after June 1, 2000, and then shall be entitled to receive a severance payment from First Union of $1,001,000 for Mr. Friedman and $630,000 for each of Mr. Schonberger and Ms. Zahner. The Impark spin-off and the Park Plaza Financing have occurred and on June 1, each Executive terminated his/her employment agreement and received the severance payment. The amended employment agreements also provided, among other things, that the options held by the Executives with exercise prices of $8.50 and $6.50 shall be canceled and that each Executive may invest in other businesses, provided that the Executive first offers such opportunity to the Trust. Finally, the amended employment agreements provided that (A) two of the Executives, Messrs. Friedman and Schonberger, will receive options to purchase shares of Impark and (B) the Trust will pay Ms. Zahner an additional cash payment of $110,000.

         Simultaneously with the execution of the amended employment agreements, the Trust entered into an asset management agreement (as amended, the "Agreement") with Radiant Partners, LLC (the "Management Company"), which is owned and controlled by the Executives. The Agreement became effective upon the termination of employment of the Executives and the Trust became externally managed. The Agreement has a two year term, but the Trust will have the option of (i) extending the term for an additional year and (ii) terminating the Agreement (A) for default, (B) in the event of a merger, consolidation or other similar business combination transaction, and (C) in the event that the remaining equity of the Trust has a fair market value of less than $20,000,000. While the Agreement is in effect, the Management Company will be responsible for conducting and overseeing the business and financial affairs of the Trust. As compensation for its services, the Management Company will receive an annual fee of $1,500,000 and an incentive fee equal to 10% of (A) the aggregate of all distributions, other than the Impark spin-off, in respect of a single common share of the Trust, first made after March 1, 2000, which exceeds $4.60 per share, multiplied by (B) the number of the Trust common shares in respect of which such distributions are made. If the Trust terminates the Agreement, then the Management Company will also receive a termination payment of between $500,000 and $750,000. However, if the Agreement is terminated for default or by either party giving notice prior to September 1, 2000 of its intention to terminate the Agreement, the Agreement will terminate 30 days later and the Trust will not be responsible for any incentive fee or termination payments otherwise provided under the Agreement.

        The interim Chief Financial Officer of the Trust, Brenda Mixson, submitted her resignation effective August 18, 2000 in order to pursue other business opportunities. Neil H. Koenig has assumed the position of interim Chief Financial Officer. Mr. Koenig is currently the managing member of the Real Estate Systems Implementation Group, LLC, a company assisting First Union with financial reporting and advisory services. Mr. Koenig is also a partner of Imowitz Koenig & Co., LLP, a certified public accounting firm.

         In June 2000, the Trust signed a non-binding (except in certain respects as noted below) letter of intent ("Letter of Intent") outlining the terms of a potential transaction involving the sale (and the assumption of certain liabilities) of a significant portion of the Trust's real estate assets (the "Purchase Assets") to the Management Company. The potential transaction outlined in the Letter of Intent contemplates the sale of the Purchase Assets for approximately $205.0 million (approximately $79.9 million in cash and approximately $125.1 million in assumed mortgage debt).

The assets to be purchased by the Management Company would include:

         -         55 Public Square Office Building - Cleveland, Ohio
         -         55 Public Square Garage - Cleveland, Ohio
         -         North Valley Tech Center - Thornton, Colorado
         -         Two Rivers Business Center - Clarksville, Tennessee
         -         Westgate Shopping Center - Abilene, Texas
         -         Pecanland Mall - Monroe, Louisiana
         -         Huntington Garage - Cleveland, Ohio
         -         Long Street Garage - Columbus, Ohio
         -         Madison and Wells Garage - Chicago, Illinois
         -         Printers Alley Garage - Nashville, Tennessee
         -         5th and Marshall Garage - Richmond, Virginia
         -         West Third Street Parking Lot - Cleveland, Ohio
         -         Club Associates' note receivable
         - Ancillary assets including FF&E, and reserve and escrow accounts of the Purchase Assets
         - NOI from all of the Purchase Assets from June 1, 2000 less capital expenditures committed subsequent to May 9, 2000 further reduced by 66.6% of asset management fees paid to the Management Company from June 1, 2000 until the closing of the transaction

The Trust would retain ownership of the following assets:

         -         Unrestricted cash and Treasury bills
         -         Convertible preferred investment in HQ Global Workplaces
         -         Severance and prior trustees escrow account
         -         Park Plaza Mall - Little Rock, Arkansas
         -         Circle Tower - Indianapolis, Indiana
         - VenTek International, Inc. - Petaluma, California, subject to a 20% contingent ownership to the Management Company
         -         Peachtree Mall legal claim

The Trust will remain liable for the following obligations:

         -         8.2% convertible preferred shares
         -         8.875% Publicly-traded senior notes
         - Dallas management office lease (the Trust has sub-leased this space)
         - Certain liabilities relating to the Purchase Assets arising prior to June 1, 2000, except for certain potential liabilities of the Westgate Shopping Center
         - Corporate expenses and liabilities not related to the Purchase Assets
         -         Property level mortgage debt on retained assets
         -         Other ordinary course liabilities

         The Management Company would continue to manage the Trust's remaining assets for $250,000 per year. The Management Company would also receive, as an additional management fee, a 20% interest in VenTek International contingent upon the Trust's release from various performance bonds and subject to the Company's board approval. This interest will be subordinate to a $2.5 million line of credit the Trust has made available to VenTek.

         In July 2000, the Management Company received a mezzanine financing commitment from PW Real Estate Investments, Inc. ("PWRE"), an affiliate of Paine Webber Real Estate Securities, Inc., for approximately $31.0 million. The mezzanine financing commitment from PWRE is subject to various conditions, including, without limitation, PWRE's completion of satisfactory due diligence and other customary closing conditions. In accordance with the Letter of Intent, the Trust has agreed not to solicit or initiate any competing transaction proposals for 45 days. During these 45 days, the Trust and the Management Company expect to negotiate a definitive purchase and sale agreement while the Management Company endeavors to secure the equity financing necessary for it to close the proposed transaction. If the Trust enters into a definitive agreement in connection with a competing transaction proposal with respect to at least $30.0 million of assets, the Trust has agreed to reimburse the Management Company for certain of its reasonable fees and expenses up to $750,000.

         The Letter of Intent is not a definitive agreement with respect to the proposed transaction with the Management Company and there can be no assurance that a definitive agreement will be successfully negotiated, that the Management Company will obtain financing for the proposed transaction or that the proposed transaction will close after execution of a definitive agreement. In addition, the transaction will require the approval of the Trust's shareholders.

         In connection with the Letter of Intent concerning a possible transaction with the Management Company involving the sale of a significant portion of the Trust's real estate assets, an entity called Brickell Partners commenced a proposed class action lawsuit on June 22, 2000 in state court in New York City against the Trust, all of its trustees, two former officers and the Management Company. The complaint, which seeks preliminary and permanent injunctive relief against the transaction, as well as unspecified damages, costs and attorneys' fees, alleges that the terms of the proposed transaction are unfair to the Trust's stockholders and represent a breach by the defendant trustees of their fiduciary duties. A similar lawsuit was also brought on July 12, 2000, in the Court of Common Pleas in Cuyahoga County, Ohio. The Trust views both lawsuits as being without merit and plans to defend the matters vigorously.

         In April 2000, the Trust sold Crossroads Center Mall for $80.1 million, of which approximately $78.1 million was applied against a loan payable to the purchaser, the assumption of the first mortgage debt and other liabilities of the mall. The Trust recognized a gain on the sale of approximately $59 million, less an extraordinary loss on extinguishment of debt of approximately $2.4 million.

         In August 2000, the Trust received approximately $2.4 million representing its 50% non-controlling ownership interest in the net proceeds from the sale of Temple Mall. The Trust accounts for its interest in Temple Mall as an investment in joint venture using the equity method of accounting. The Trust will recognize a gain from the investment in the joint venture of approximately $.7 million during the third quarter of 2000. Temple Mall was sold for approximately $25.7 million, of which approximately $19.5 million was applied against the first mortgage debt on the mall. In addition, Temple Mall repaid its $1.2 million note payable to the Trust.

Liquidity and Capital Resources

         Unrestricted and restricted cash decreased by approximately $43.6 million (from $57.8 million to $14.2 million) when comparing June 30, 2000 to the balance at December 31, 1999. The decrease in cash was primarily related to the Impark transaction.

         The Trust's net cash provided by operating activities of $2.1 million and net cash provided by financing activities of $61.5 million was more than offset by the $104.8 million utilized for investing activities. Net cash provided by financing activities included $96.0 million borrowed pursuant to reverse repurchase agreements which were utilized to purchase U.S. Treasury bills and to invest in HQ Global Workplaces. The Trust invests its excess cash primarily in U.S. Treasury bills. The Trust also obtained a $42 million non-recourse mortgage loan secured by the Trust's Park Plaza Mall property. Net cash used in financing activities included $37.1 million of payments related to the Impark spin-off, $14.6 million of cash dividends, $10.6 million to pay a deferred obligation relating to the Huntington Garage, a $3.1 million penalty to prepay the deferred obligation, a mortgage payment of $1.0 million, $.8 million of mortgage amortization and $8.4 million to repurchase common and preferred shares. Net cash utilized by investing activities consisted of the receipt of $2.7 million of principal on two mortgage investments, proceeds from the sale of fixed assets of $.2 million and net proceeds from sale of real estate of $2.5 million, which was offset by the excess of purchases over sales of U.S. Treasury bills of $95.0 million, an investment in HQ Global Workplaces for $10 million and $4.7 million of improvements to properties.

         The Trust declared a dividend of $.7 million ($.525 per share) to Series A Cumulative Preferred Shareholders in the second quarter of 2000. The dividend was payable July 31, 2000 to shareholders of record at the close of business on June 30, 2000. In addition, the Trust paid a dividend for the first quarter of 2000 of $6.6 million ($.155 per share) to common shareholders and $.7 million ($.525 per share) to preferred shareholders in the second quarter of 2000 and paid 1999 dividends of the same amounts in the first quarter of 2000.

         No cash dividend for the second quarter was declared with respect to the common shares. The Board of Trustees determined that, as of the end of the second quarter, it is anticipated that based upon the Trust activities to date, the Trust will have made sufficient distributions to meet the real estate investment trust (REIT) qualification requirements with respect to distributions provided in the Internal Revenue Code for year 2000 taxable income, excluding gains from the contemplated sale of properties to the Management Company.

         During the first six months of 2000, the Trust invested $4.7 million in capital and tenant improvements. The investment was made primarily for tenant improvements to continue to tenant the former retail center located near Denver, Colorado (North Valley Tech Center), which has been converted into an office technology center. In addition, the Trust incurred capital and tenant improvements at the 55 Public Square office building in Cleveland, Ohio and to complete an anchor tenant store at Westgate Shopping Mall in Abilene, Texas.

         In January 2000, the Trust received $2.5 million from the Richmond Redevelopment and Housing Authority (the "Authority") to expand the Trust's garage located in Richmond, Virginia. If the Trust is unable to successfully complete the renovation or does not continue to provide an easement for a period of 84 years, all or a portion of the $2.5 million must be returned to the Authority.

         In April 2000, the Trust obtained a $42 million first mortgage loan secured by the Park Plaza Mall. The loan is non-recourse, has a 10 year term and a fixed interest rate of 8.69% payable on a 30 year amortization schedule. The Trust received proceeds, net of closing costs and escrow deposits, of $41.4 million. The loan requires monthly payments of approximately $397,000 for principal, interest and escrow deposits. Prepayment of the loan is permitted (after an initial lockout period of three years or two years from securitization), only with yield maintenance or defeasance, as defined in the loan agreement. The Trust purchased a $100 million U.S. Treasury bill with $35 million of the loan proceeds and an additional $65 million of borrowings utilizing a reverse repurchase agreement (the "Reverse Repo") with the U.S. Treasury bill as collateral. At June 30, 2000, the Trust owned $200 million in face value of U.S. Treasury bills and owed $145 million in Reverse Repos. The U.S. Treasury bills are classified as held to maturity. The interest rate on the Reverse Repos was 6.35% at June 30, 2000. The Reverse Repo outstanding at June 30, 2000 is included in notes payable.

         In May 2000, the Trust made a $10 million investment in convertible preferred stock issued by HQ Global Workplaces ("HQ"). The convertible preferred stock accrues a 13.5% "pay-in-kind" dividend which increases annually. The shares and accrued dividends are convertible into common shares, if and when HQ conducts an initial public offering. In addition, the Trust received warrants to purchase shares of common stock for a nominal strike price.

         In June 2000, the Trust repurchased, in a private transaction, an aggregate of 364,200 shares of its Series A cumulative redeemable preferred shares of beneficial interest from three institutional investors at a purchase price of $21.25 per share, for an aggregate cash consideration of $7,739,250. As a result of this transaction, there are presently 984,800 shares of Series A cumulative redeemable preferred shares of beneficial interest outstanding. The Trust also resumed its previously authorized common share repurchase program and began to repurchase shares of common stock. As of June 30, 2000, the Trust repurchased 213,301 shares for $611,749. As a result of these transactions, there are 42,258,428 common shares of beneficial interest outstanding at June 30, 2000. During July 2000, the Trust repurchased an additional 144,600 common shares for $391,939.

Results of Operations

         Net income applicable to common shares before discontinued operations for the six months ended June 30, 2000 was $46.2 million as compared to net income before discontinued operations of $11.2 million for the six months ended June 30, 1999. Net income before discontinued operations for the six months ended June 30, 2000 included a capital gain of $59.1 million compared to a capital gain of $27.8 million in the comparable period of 1999. Capital gains for the six months ended June 30, 2000 included $59.0 million related to the sale of Crossroads Mall and $.2 million from the sale of a parcel of land. The capital gains for the six months ended June 30, 1999 included $8.7 million from the sale of eight apartment complexes and $19.1 million from the sale of six shopping malls and one shopping center. The net income for the six months ended June 30, 2000 included a $3.1 million extraordinary loss from early extinguishment of debt relating to the payoff of the Trust's deferred obligation of $10.6 million and a $2.4 million loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Crossroads Mall. Net income for the six months ended June 30, 1999 included a $9 million unrealized loss on the carrying value of assets identified for sale.

         Net income before discontinued operations for the three months ended June 30, 2000 was $53.9 million as compared to net income of $15.0 million for the comparable period of 1999. The three months ended June 30, 2000 included capital gains of $59.0 million from the sale of Crossroads and $.2 million from the sale of a parcel of land and $2.4 million loss from the early extinguishment of debt. The net income for the three months ended June 30, 1999 included a $9 million impairment loss, $8.7 million of capital gains from the sale of eight apartment complexes and $18.6 million in capital gains from the sale of five shopping malls.

         Mortgage loan investment income declined for the three and six months ended June 30, 2000 as compared to the comparable periods of 1999, due to the collection of a note receivable during the first quarter of 2000.

         Short term investment income increased significantly during the three and six months ended June 30, 2000, as compared to the comparable periods of 1999, due to the investment of proceeds received from the 1999 property sales and the leveraged purchase of Treasury bills utilizing reverse repurchase agreements.

         Property net operating income, which is defined as rent less operating expenses and real estate taxes, decreased for the six months ended June 30, 2000 to $15.6 million from $35.8 million in 1999. The decrease was attributable to the sale of properties in 1999 and the sale of Crossroads Mall in 2000.

         Property net operating income for the properties in the portfolio for the six months ended June 30, 2000 and 1999 increased by $.4 million. The increase was attributable to an increase in revenues of $.8 million, which was partially offset by an increase in operating expenses of $.2 million and in real estate taxes of $.2 million. Revenues increased by $.8 million for properties in the portfolio for the six months ended June 30, 2000 and 1999, primarily due to an increase in rental rates at Park Plaza and Two Rivers and an increase in occupancy at Westgate, Two Rivers and North Valley, which was partially offset by a decrease in occupancy at 55 Public Square. The increase in revenues was partially offset by an increase in operating expenses at North Valley and Park Plaza and an increase in real estate taxes, primarily at Westgate.

         Property net operating income decreased for the three months ended June 30, 2000 to $7.4 million from $16.7 million in 1999. The decrease was attributable to the sale of properties in 1999 and the sale of the Crossroads Mall in 2000. Property net operating income for properties in the portfolio for the three months ended June 30, 2000 and 1999 increased by $.2 million.

         Depreciation and amortization and mortgage loan interest expense decreased when comparing the three and six months ended June 30, 2000 to the comparable periods in 1999 primarily due to the sale of properties and the repayment of debt in 1999. With respect to the remaining properties, depreciation and amortization expense increased slightly due to the effect of improvements to properties. Mortgage interest expense declined with respect to the remaining properties, primarily due to the amortization of mortgage principal balances.

         Interest expense relating to bank loans and notes payable decreased due to the payoff of debt with the proceeds from property sales, which was partially offset by borrowings against U.S. Treasury bills utilizing reverse repurchase agreements.

         General and administrative expenses increased when comparing the three and six months ended June 30, 2000 and the comparable periods in 1999 primarily due to severance expenses incurred during the 2000 period. Included in general and administrative expenses for the six months ended June 30, 2000 are approximately $2.7 million of stay bonuses and severance expense.

         In addition, sales and income improved at the Company's manufacturing facility. Operations remained relatively constant at the Trust's parking facilities.

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

The table below provides information about the Trust's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including the interest rate cap and debt obligations. Weighted average variable rates are based on the rates in effect at June 30, 2000. No assumptions have been made about future interest rates.

                                                                AS OF JUNE 30, 2000
                                                                -------------------
                                                  EXPECTED MATURITY DATES (AMOUNTS IN MILLIONS)
                                               --------------------------------------------------
                                                  2000        2001       2002        2003        2004
                                                  ----        ----       ----        ----        ----
LIABILITIES
----------------------------------------------
Mortgage loans
--------------
-     Fixed rate                                  $  .6       $ 1.4      $ 1.5       $ 2.3       $ 1.8
       Average interest rate                       9.3%        9.3%       9.3%        9.3%        9.5%
-     Variable rate (based on LIBOR)                          $33.0      $37.1
       Weighted average interest rate                          7.9%       9.2%
Senior notes
------------
-     Fixed rate                                                                    $ 12.5
       Interest rate                                                                8.875%
Notes payable (Reverse Repo)
----------------------------
-     Note payable                                $ 145.0
       Interest rate                                6.35%



                                                                         FAIR

                                             THEREAFTER      TOTAL       VALUE
                                             ----------      -----       -----
LIABILITIES
-----------------------------------------
Mortgage loans
--------------
-     Fixed rate                              $  81.3       $88.9      $92.0
       Average interest rate                     9.5%
-     Variable rate (based on LIBOR)                        $70.1      $92.0
       Weighted average interest rate
Senior notes
------------
-     Fixed rate                                            $12.5      $12.5
       Interest rate
Notes payable (Reverse Repo)
----------------------------
-     Note payable                            $    .1     $ 145.1     $145.1
       Interest rate                             7.5%

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           In connection with the Letter of Intent concerning a possible transaction with the Management Company involving the sale of a significant portion of the Trust's real estate assets, an entity called Brickell Partners commenced a proposed class action lawsuit on June 22, 2000 in state court in New York City against the Trust, all of its trustees, two former officers and the Management Company. The complaint, which seeks preliminary and permanent injunctive relief against the transaction, as well as unspecified damages, costs and attorneys' fees, alleges that the terms of the proposed transaction are unfair to the Trust's stockholders and represent a breach by the defendant trustees of their fiduciary duties. A similar lawsuit was also brought on July 12, 2000, in the Court of Common Pleas in Cuyahoga County, Ohio. The Trust views both lawsuits as being without merit and plans to defend the matters vigorously.

Item 6.    Exhibits and Reports on Form 8-K.

              (a)   Exhibits:
                    Exhibit (20)        -   Financial Statements
                                            Combined Balance Sheets as of June
                                            30, 2000 (unaudited) and December
                                            31, 1999 (audited).

                                            Combined Statements of Operations
                                            for the Three and Six Months ended
                                            June 30, 2000 (unaudited) and 1999
                                            (unaudited).

                                            Combined Statements of Comprehensive
                                            Income for the Three and Six Months
                                            ended June 30, 2000 (unaudited)
                                            and 1999 (unaudited).

                                            Combined Statements of Cash Flows
                                            for the Six Months ended June 30,
                                            2000 (unaudited) and 1999
                                            (unaudited).

                                            Notes to Combined Financial
                                            Statements.

                    Exhibit (27)        -   Financial Data Schedule
                                            Six months ended June 30, 2000
                                            (unaudited).
              (b)   Reports on Form 8K:
                    May 11, 2000
                         Item 2         -   The Trust announced the sale of
                                            Crossroads Center Mall and the
                                            financing of Park Plaza Mall.

                         Item 7(b)      -   Proforma financial information.

                                            Proforma combined balance sheet as
                                            of December 31, 1999.

                                            Proforma combined statement of
                                            operations for the twelve months
                                            ended December 31, 1999.

                                            Notes to combined proforma financial
                                            statements.

                    June 7, 2000
                        Item 5          -   The Trust announced that the asset
                                            management agreement with Radiant
                                            Partners, LLC became effective and
                                            that the Trust became an externally
                                            managed REIT.

                    June 30, 2000
                        Item 5          -   The Trust announced a Letter of
                                            Intent for a significant asset sale
                                            to Radiant Partners, LLC.


                                        -   The Trust announced a lawsuit by a
                                            shareholder regarding the Letter of
                                            Intent with  Radiant Partners.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          First Union Real Estate Equity and
                                                     Mortgage Investments
                                       ----------------------------------------
                                                        (Trust)






Date:                08/14/ , 2000     By:  /s/ Daniel P. Friedman
          ----------------                -------------------------------------
                                          Daniel P. Friedman
                                          President and Chief Executive Officer




Date:                08/14/ , 2000     By:  /s/ Brenda J. Mixson
          ----------------                -------------------------------------
                                          Brenda J. Mixson,
                                          Interim Chief Financial Officer

                                Index to Exhibits



Exhibit (20)        -   Financial Statements
                            Combined Balance Sheets as of June 30, 2000
                            (unaudited) and December 31, 1999 (audited)

                            Combined Statements of Operations for the Three and Six Months ended June 30, 2000 (unaudited) and 1999 (unaudited)

                            Combined Statements of Comprehensive Income for the Three and Six Months ended June 30, 2000 (unaudited) and 1999 (unaudited)

                            Combined Statements of Cash Flows for the Six Months ended June 30, 2000 (unaudited) and 1999 (unaudited)

                            Notes to Combined Financial Statements