Form 10-K405/A
period 1999-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2000-11-07
CIK 37008

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A-2

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

Cover Page

PART II.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8.	FINANCIAL STATEMENTS

PART IV.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Financial Statement Schedules.

     (1) Financial Statements:

          Combined Balance Sheets—December 31, 1999 and 1998 on page 4 of Exhibit 13.

          Combined Statements of Operations—For the Years Ended December 31, 1999, 1998 and 1997 on page 5 of Exhibit 13.

          Combined Statements of Comprehensive Results—For the Years Ended December 31, 1999, 1998 and 1997 on page 5 of Exhibit 13.

          Combined Statements of Shareholders' Equity—For the Years Ended December 31, 1999, 1998 and 1997 on page 6 and 7 of Exhibit 13.

          Combined Statements of Changes in Cash—For the Years Ended December 31, 1999, 1998 and 1997 on page 8 of Exhibit 13.

          Notes to Combined Financial Statements on pages 9 through 26 of Exhibit 13.

          Report of Independent Public Accountants on page 27 of Exhibit 13.

     (2) Financial Statement Schedules:

          Report of Independent Public Accountants on Financial Statement Schedules.

(b)  Exhibits

      (23)(c) Consent of Independent Public Accountants

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this
Form 10-K/A-2 amending its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, previously filed, to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2000

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

By: /s/ Daniel P. Friedman

Daniel P. Friedman
President and Chief Executive Officer

By: /s/ Neil H. Koenig

Neil H. Koenig
Interim Chief Financial Officer

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

Arthur Andersen, LLP