Form 10-Q
period 2000-09-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2000-11-14
CIK 37008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000         Commission File Number 1-6249

             First Union Real Estate Equity and Mortgage Investments
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                      34-6513657,
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   1212 Avenue of the Americas, 18th Floor
          New York, New York                                10036
------------------------------------------               ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:    (212) 905-1104
                                                       --------------

551 Fifth Avenue, Suite 1416, New York, NY  10176
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

                  Yes     [ X ]               No  [   ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

41,045,774    Shares of Beneficial Interest outstanding as of September 30, 2000
--------------------------------------------------------------------------------

               Total number of pages contained in this report:  25
                                                               ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The financial statements represent the combined results of the registrant, First Union Real Estate Equity and Mortgage Investments (the "Trust") and First Union Management Inc. (the "Company"). Under a trust agreement, the common shares of the Company are held for the benefit of the shareholders of the Trust. Accordingly, the financial statements of the Company and the Trust have been combined. Additionally, the Company owned voting control of Imperial Parking Limited ("Imperial"). In March 2000, the Trust entered into a plan of settlement and a plan of reorganization with a number of its affiliated companies which resulted in a transfer of the assets of Imperial to a subsidiary of the Trust, Imperial Parking Corporation, a Delaware corporation ("Impark"), the common stock of which was distributed to the shareholders of the Trust. The Trust classified Imperial's financial information as discontinued operations.

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

         The "Combined Balance Sheets" as of September 30, 2000 (unaudited) and December 31, 1999 (audited) and "Combined Statements of Operations, Combined Statements of Comprehensive Income and Combined Statements of Cash Flows" for the periods ended September 30, 2000 (unaudited) and 1999 (unaudited), of the Trust, and "Notes to Combined Financial Statements," are included herein. These financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring accruals) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied. The results of operations for the three months and nine months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year. Certain amounts from 1999 have been reclassified to conform to the 2000 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

         In March 2000, the Trust distributed all common stock of Impark to its shareholders. One share of Impark common stock was distributed for every 20 Trust common shares of beneficial interest held on March 20, 2000. Approximately
2.1 million shares of Impark common stock were distributed. As part of the spin-off, the Trust repaid Imperial's bank credit facility of approximately $24.2 million, contributed to Impark approximately $7.5 million of cash, its 14 Canadian parking properties and $6.7 million for a parking development located in San Francisco, California. The Trust has also provided a secured line of credit for $8 million to Impark. The unused line of credit expired on September 27, 2000. Impark's common stock is listed on the American Stock Exchange under the symbol "IPK". The Company retained ownership of Ventek International, Inc. ("Ventek"), formerly a manufacturing subsidiary of Impark. The Trust has performance guarantees outstanding for Ventek's manufacture and installation of transit ticket vending equipment. The guarantees of $5.3 million and $6.2 million expire in February 2001 and 2002, respectively.

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

         For tax reporting purposes, the Trust will take a dividend deduction of $19.375 per share for the approximately 2.1 million shares of Impark common stock distributed to the shareholders.

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

         Simultaneously with the execution of the amended employment agreements, the Trust entered into an asset management agreement (as amended, the "Agreement") with Radiant Partners, LLC (the "Management Company"), which is owned and controlled by the Executives. The Agreement became effective upon the termination of employment of the Executives and the Trust became externally managed. The Agreement has a two year term, but the Trust will have the option of (i) extending the term for an additional year and (ii) terminating the Agreement (A) for default, (B) in the event of a merger, consolidation or other similar business combination transaction, and (C) in the event that the remaining equity of the Trust has a fair market value of less than $20,000,000. While the Agreement is in effect, the Management Company will be responsible for conducting and overseeing the business and financial affairs of the Trust. As compensation for its services, the Management Company will receive an annual fee of $1,500,000 and an incentive fee equal to 10% of (A) the aggregate of all distributions, other than the Impark spin-off, in respect of a single common share of the Trust, first made after March 1, 2000, which exceeds $4.60 per share, multiplied by (B) the number of the Trust common shares in respect of which such distributions are made. If the Trust terminates the Agreement, under certain conditions, then the Management Company will also receive a termination payment of between $500,000 and $750,000. However, if the Agreement is terminated for default or by either party giving notice prior to January 16, 2001 of its intention to terminate the Agreement, the Agreement will terminate 30 days later and the Trust will not be responsible for any incentive fee or termination payments otherwise provided under the Agreement.

         The interim Chief Financial Officer of the Trust, Brenda Mixson, submitted her resignation effective August 18, 2000, in order to pursue other business opportunities. Neil H. Koenig has assumed the position of interim Chief Financial Officer. Mr. Koenig is currently the managing member of the Real Estate Systems Implementation Group, LLC, a company assisting First Union with financial reporting and advisory services. Mr. Koenig is also a partner of Imowitz Koenig & Co., LLP, a certified public accounting firm.

         In September 2000, the Trust entered into two sales contracts and a letter agreement (the "Sale Contract") for a significant asset sale to Radiant Investors LLC ("Radiant"). The proposed transactions contemplate the sale of certain real estate assets (the "Purchased Assets") for a sales price of approximately $205 million (which includes approximately $125 million in assumed mortgage debt at September 30, 2000) and subject to certain adjustments including the Trust's share of certain transaction costs.

         In connection with the sale, Radiant has made deposits of $7 million as required under the terms of the Sale Contract. The deposits are non-refundable with respect to financing contingencies. In October 2000, Radiant confirmed to the Trust, by amendment to the Sale Contract, that it had obtained acceptable financing with respect to the Sale Contract. In the event that Radiant is not able to obtain consents to assignments of existing mortgages or obtain third party financing on one or more of the Purchased Assets, the Trust may be required to provide Radiant with up to $46 million in financing. However, based upon written assurances from Radiant, the Trust does not expect that it will be required to provide financing to Radiant.

         In October 2000, the Trust entered into a definitive purchase agreement (the "Northeastern Contract") for the sale of the Huntington Garage property in Cleveland, Ohio to Northeastern Security Development Corp., a private real estate investment firm headquartered in New York. The purchase price is $21,250,000 and the purchaser has made a non-refundable deposit of $1,000,000 to be applied to the purchase price at closing. The sale is expected to close no later than January 2001.

         This property is among those that Radiant agreed to acquire from the Trust under the Sale Contract. Under the Sale Contract, Radiant and the Trust had agreed that the Trust was permitted to sell the Huntington Garage property to a third party.

         The Sale Contract as amended provides that Radiant will receive a credit towards the $205 million purchase price equal to the net sales price to be realized by the Trust from the sale of the Huntington Garage under the Northeastern Contract.

         Following the execution of the Sale Contract, the Trust notified the party holding the right of first refusal for the purchase of the Long Street Garage in Columbus, Ohio of the terms and conditions of the offer by Radiant. Such party failed to exercise its right of first refusal within the time frame permitted and as a result the Long Street Garage is among the Purchased Assets that will be sold to Radiant.

The assets to be purchased by Radiant under the Sale Contract include:

         -        55 Public Square and CEI Office Buildings - Cleveland, Ohio
         -        55 Public Square Garage - Cleveland, Ohio
         -        West Third Street Parking Lot - Cleveland, Ohio
         -        North Valley Tech Center - Thornton, Colorado
         -        Two Rivers Business Center - Clarksville, Tennessee
         -        Westgate Town Center - Abilene, Texas
         -        Pecanland Mall - Monroe, Louisiana
         -        Long Street Garage - Columbus, Ohio
         -        Madison and Wells Garage - Chicago, Illinois
         -        Printers Alley Garage - Nashville, Tennessee
         -        5th and Marshall Garage - Richmond, Virginia
         - Club Associates' note receivable, face amount of approximately $1.5 million.
         - Ancillary assets including furniture, fixtures and equipment, and reserve and escrow accounts related to the Purchased Assets.
         - Net operating income from all of the Purchased Assets from June 1, 2000 less (a) debt service on the Purchased Assets,
                  (b) capital expenditures committed subsequent to May 9, 2000 and (c) 66.6% of asset management fees paid to the Management Company from June 1, 2000 until the closing of the transaction.

The Trust would retain ownership of the following assets:

         -        Unrestricted cash and Treasury bills
         -        Convertible preferred investment in HQ Global Workplaces, Inc.
         -        Severance and prior trustees escrow account
         -        Park Plaza Mall - Little Rock, Arkansas
         -        Circle Tower - Indianapolis, Indiana
         -        Peachtree Mall legal claim


In addition, the Company would retain ownership of Ventek.

The Trust will remain liable for the following obligations:

         - 8.2% convertible preferred shares; $33,725,000 approximate face amount (reduced to $24,620,000 as of September 30, 2000)
         - 8.875% publicly-traded senior notes; $12,500,000 approximate face amount
         - Dallas management office lease (the Trust has sub-leased this space)
         - Certain liabilities arising out of the Purchased Assets arising prior to June 1, 2000, except for certain potential liabilities of the Westgate Town Center
         - Corporate expenses and liabilities not related to the Purchased Assets (including the Ventek guarantee)
         -        Property level mortgage debt on retained assets
         -        Other ordinary course liabilities

         The Sale Contract provided that the Management Company would continue to manage the Trust's remaining assets for $250,000 per year for two years.

         The Sale Contract is subject to several conditions, including the consent of shareholders of the Trust. The closing is expected to occur during December 2000 or January 2001, although it may be extended under certain circumstances to a date not later than April 29, 2001. A preliminary proxy statement seeking shareholder consent to the Sale Contract was filed with the Securities and Exchange Commission on September 22, 2000, and an amended preliminary proxy statement was filed on November 7, 2000.

         Under the Sale Contract, the aggregate purchase price of the Purchased Assets is $205 million. The Trust will receive approximately $199 million in aggregate consideration for the Purchased Assets after the payment of expenses, including legal and accounting fees and miscellaneous costs and adjustments, but not including operating income and expense prorations. Of the approximately $199 million, it is expected that approximately $74 million will be in cash and approximately $125 million will be from the assumption of mortgage indebtedness on the Purchased Assets. These amounts are subject to adjustment in the event the Trust provides financing to Radiant or certain Purchased Assets are eliminated from the Sale Contract. The Trust is in the process of exploring alternative uses for the net cash proceeds to be received, including, without limitation:

         - Acquisition of interests in real estate or non-real estate assets or businesses;

         - Implementing or continuing a common or preferred share repurchase or similar program;

         - Distributing all or a portion of such net proceeds to the shareholders; including, but not necessarily limited to, amounts required to satisfy certain REIT distribution requirements resulting from previous asset sales and net income in 2000, if any; and

         - Making other new investments, including investments in REMICs to generate REIT-qualified income while maintaining liquidity.

         The Trust's long-term economic goal is to increase the per share net asset value of the Trust at the highest possible rate, without undue risk. The Trust continues to monitor the benefits of, and the restrictions imposed by, maintaining its REIT status. The Trust presently desires and intends to maintain its status as a REIT for federal income tax purposes but, if appropriate, would consider other organizational structures.

         Based upon the structure of the current transaction, it is expected that the Trust will be in compliance with REIT requirements subsequent to the sale of the Purchased Assets, will retain REIT status and thus maintain eligibility for listing on the New York Stock Exchange. The Trust believes that it is reasonably probable that it will maintain its REIT status through 2001.

         The Trust does not anticipate selling its non-real estate assets in the near term, and has no immediate plans to do so. The Trust has made no firm decision regarding selling its remaining real estate assets, although it has retained a broker to solicit indications of interest in the sale of the Park Plaza property. There are no plans for major improvements that the Trust is considering for the properties that will remain after the asset sale. The Trust expects to incur legal fees in connection with the Peachtree Mall legal claim (in the original amount of $32 million) against the State of California for damages sustained in connection with a flood that occurred in 1986.

         On June 22, 2000, a complaint was filed in New York Supreme Court, County of New York, against the Trust, its trustees and certain former trustees, Radiant Partners, LLC and its principals by a purported shareholder of the Trust in connection with the proposed asset sale (Brickell Partners v. Friedman, et al.). On July 12, 2000, a complaint against the same defendants, making similar allegations, was commenced by another purported shareholder of the Trust in the Court of Common Pleas of Cuyahoga County, Ohio (Donald Cunningham v. Friedman, et al.). Both of these lawsuits are purported class actions brought on behalf of all shareholders of the Trust. In these complaints, plaintiffs allege that the terms of the proposed asset sale are unfair and that the Trust's officers and trustees breached their fiduciary duties to the Trust's shareholders by agreeing to a transaction that fails to maximize shareholder value. Specifically, the lawsuits allege that the Management Company, as a party to the Asset Management Agreement with the Trust, was made privy to inside information regarding the Trust's assets and thus allowed the Management Company to negotiate the purchase of the most valuable assets of the Trust at the lowest possible price, to the detriment of the Trust's shareholders. The complaints further allege that the Management Company and the Trust were not engaging in arm's length negotiations and that the Management Company was acting in its own self interest at the expense of the interests of the Trust's shareholders. Additionally, the complaints allege that the Management Company has material conflicts of interest. The lawsuits seek preliminary and permanent injunctive relief against the consummation of the asset sale in addition to unspecified damages, costs and attorney's fees.

         The Trust believes that these lawsuits are without merit. The Trust has retained counsel with regard to these lawsuits and has given plaintiffs' counsel the opportunity to review documents concerning the background of the asset sale. In the event that plaintiffs continue the actions, the Trust will seek to vigorously defend the actions.

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

         In August 2000, the Trust received approximately $2.4 million representing its 50% non-controlling ownership interest in the net proceeds from the sale of Temple Mall. The Trust accounted for its interest in Temple Mall as an investment in a joint venture using the equity method of accounting. The Trust recognized a gain from the investment in the joint venture of approximately $.8 million during the third quarter of 2000. Temple Mall was sold for approximately $25.7 million, of which approximately $19.5 million was applied against the first mortgage debt on the mall. In addition, Temple Mall repaid its $1.2 million note payable to the Trust from cash reserves.

         At the 1999 Special Meeting, shareholders approved an amendment to the Declaration of Trust providing authority to the Board of Trustees to effectuate, from time to time, reverse and forward splits of the Shares. The Board of Trustees of the Trust has considered a share combination or reverse split of the Shares (the "Reverse Split"), whereby shareholders would receive one Share for a number of Shares owned. It is anticipated that a Reverse Split with respect to the Shares will be made effective by the Board of Trustees after the record date for the Shareholder Meeting. The precise timing and ratio of the Reverse Split has not been determined.

Liquidity and Capital Resources

         Unrestricted and restricted cash decreased by approximately $31.9 million (from $57.8 million to $25.9 million) when comparing the balance at September 30, 2000 to the balance at December 31, 1999. The decrease in cash was primarily related to the Impark spin-off.

         The Trust's net cash provided by operating activities of $4.6 million and net cash provided by financing activities of $69.7 million was more than offset by the $103.8 million utilized for investing activities. Cash provided by financing activities included $101.0 million borrowed pursuant to reverse repurchase agreements which were utilized to purchase U.S. Treasury bills and to invest in convertible preferred stock of HQ Global Workplaces, Inc. The Trust invests its excess cash primarily in U.S. Treasury bills. The Trust also obtained a $42.5 million non-recourse mortgage loan secured by the Trust's Park Plaza Mall property and a $7.5 million dollar mortgage loan secured by the Trust's Westgate Town Center property. Cash used in financing activities included $37.1 million of payments related to the Impark spin-off, $15.3 million of cash dividends, $10.6 million to pay a deferred obligation relating to the Huntington Garage, a $3.1 million penalty to prepay the deferred obligation, a balloon mortgage payment of $1.0 million, $1.1 million of mortgage amortization and $11.9 million to repurchase common and preferred shares. Cash provided by investing activities consisted of the receipt of $3.9 million of principal on two mortgage investments, proceeds from the sale of fixed assets of $.2 million, net proceeds from the sale of real estate of $2.5 million and net proceeds from the sale of the Trust's joint venture interest in Temple Mall of $2.4 million. Cash utilized by investing activities consisted of the excess of purchases over sales of U.S. Treasury bills of approximately $96 million, an investment in HQ Global Workplaces, Inc. for approximately $10 million and $7.1 million of improvements to properties.

         The Trust declared a dividend of $.5 million ($.525 per share) to Series A Cumulative Preferred Shareholders in the third quarter of 2000. The dividend was payable October 31, 2000 to shareholders of record at the close of business on September 29, 2000. The Trust also paid a dividend for the second quarter of 2000 of $.7 million ($.525 per share) to preferred shareholders in the third quarter of 2000. In addition, the Trust paid a dividend for the first quarter of 2000 of $6.6 million ($.155 per share) to common shareholders and $.7 million ($.525 per share) to preferred shareholders in the second quarter of 2000 and paid 1999 dividends of the same amounts in the first quarter of 2000.

         No cash dividend for the third quarter was declared with respect to the common shares. The Board of Trustees determined at that time that, as of the end of the third quarter, it was anticipated that based upon the Trust activities to date, the Trust would have made sufficient distributions to meet the real estate investment trust (REIT) qualification requirements with respect to distributions provided in the Internal Revenue Code for year 2000 taxable income, excluding gains from the proposed sale of properties to Radiant and the sale of the Huntington Garage.

         During the first nine months of 2000, the Trust invested $7.1 million in capital and tenant improvements. The investment was made primarily for tenant improvements to continue to lease the former retail center located near Denver, Colorado (North Valley Tech Center), which has been converted into an office technology center. In addition, the Trust incurred capital and tenant improvements at the 55 Public Square office building in Cleveland, Ohio, at the Two Rivers business center in Clarksville, Tennessee and for an anchor tenant store at Westgate Shopping Mall in Abilene, Texas.

         In January 2000, the Trust received $2.5 million from the Richmond Redevelopment and Housing Authority (the "Authority") to expand the Trust's garage located in Richmond, Virginia. If the Trust is unable to successfully complete the renovation or does not continue to provide an easement for a period of 84 years, all or a portion of the $2.5 million must be returned to the Authority. This property, and the liabilities associated with it, are among those that are to be purchased and assumed by Radiant under the Sale Contract.

         In April 2000, the Trust obtained a $42 million first mortgage loan secured by the Park Plaza Mall. The loan is non-recourse, has a 10 year term and a fixed interest rate of 8.69% payable on a 30 year amortization schedule. The Trust received proceeds, net of closing costs and escrow deposits, of $41.4 million. In August 2000, the Trust received an additional $.5 million on this loan. The loan requires monthly payments of approximately $401,000 for principal, interest and escrow deposits. Prepayment of the loan is permitted (after an initial lockout period of three years or two years from securitization), only with yield maintenance or defeasance, as defined in the loan agreement. The Trust purchased a $100 million U.S. Treasury bill with $35 million of the loan proceeds and an additional $65 million of borrowings utilizing a reverse repurchase agreement (the "Reverse Repo") with the U.S. Treasury bill as collateral. At September 30, 2000, the Trust owned $200 million in face value of U.S. Treasury bills and owed $150 million in Reverse Repos. The U.S. Treasury bills are classified as held to maturity. The interest rate on the Reverse Repos was 6.52% at September 30, 2000. The Reverse Repos outstanding at September 30, 2000 are included in notes payable.

         In May 2000, the Trust made a $10 million investment in convertible preferred stock issued by HQ Global Workplaces, Inc. ("HQ"). The convertible preferred stock accrues a 13.5% "payment-in-kind" dividend which increases annually. The shares and accrued dividends are convertible into common shares, if and when HQ conducts an initial public offering. In addition, the Trust received warrants to purchase shares of common stock for a nominal strike price.

         In June 2000, the Trust repurchased, in a private transaction, an aggregate of 364,200 shares of its Series A cumulative redeemable preferred shares of beneficial interest from three institutional investors at a purchase price of $21.25 per share, for an aggregate cash consideration of $7,739,250. As a result of this transaction, there are presently 984,800 shares of Series A cumulative redeemable preferred shares of beneficial interest outstanding. The Trust also resumed its previously authorized common share repurchase program and began to repurchase shares of common stock in 2000. From June 2000 through September 30, 2000, the Trust had repurchased 1,425,955 common shares for $4,150,488. As a result of these transactions, there are 41,045,774 common shares of beneficial interest outstanding at September 30, 2000. During November 2000, the Trust has repurchased an additional 494,700 common shares for $1,153,816.

         In September 2000, the Trust obtained an $8.5 million first mortgage loan secured by the Westgate Town Center property. The Trust received $7.3 million, net of closing costs, of the proceeds at the closing and an additional $1.0 million will be advanced upon the satisfaction of certain contingencies. The loan has an interest rate option, at the election of the Trust, of either the bank's prime rate plus .25% per annum or the adjusted LIBOR rate (as defined) plus 2.6%. The interest period of the LIBOR rate is to be designated by the Trust as either 30, 60 or 90 days. The interest rate at September 30, 2000 was approximately 9.2%. The loan presently requires monthly payments of $7,576 for principal plus accrued interest. Upon the advance of the additional $1.0 million, the monthly payments of principal will increase to $8,586. The maturity date of the loan is September 30, 2003. Prepayment of the loan is permitted without premium or penalty.

Results of Operations

         Net income applicable to common shares before discontinued operations for the nine months ended September 30, 2000 was $45.3 million as compared to net income before discontinued operations of $9.1 million for the nine months ended September 30, 1999. Net income before discontinued operations for the nine months ended September 30, 2000 included capital gains of $59.9 million compared to capital gains of $27.9 million in the comparable period of 1999. Capital gains for the nine months ended September 30, 2000 included $59 million related to the sale of Crossroads Mall, approximately $.1 million from the sale of a parcel of land and $.8 million from the sale of their joint venture interest in Temple Mall. The capital gains for the nine months ended September 30, 1999 included $8.7 million from the sale of eight apartment complexes and $19.2 million from the sale of six shopping malls and one shopping center. The net income for the nine months ended September 30, 2000 included a $3.1 million extraordinary loss from early extinguishment of debt relating to the payoff of the Trust's deferred obligation of $10.6 million and a $2.4 million loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Crossroads Mall. Net income for the nine months ended September 30, 1999 included a $9.0 million unrealized loss on the carrying value of assets identified for sale.

         Net loss before discontinued operations for the three months ended September 30, 2000 was $.9 million as compared to net loss of $2.1 million for the comparable period of 1999. The three months ended September 30, 2000 included a capital gain of $.8 million from the sale of the Trust's joint venture interest in Temple Mall.

         Mortgage loan investment income declined for the three and nine months ended September 30, 2000 as compared to the comparable periods of 1999, due to the collection of a note receivable during the first quarter of 2000.

         Short term investment income increased significantly during the three and nine months ended September 30, 2000, as compared to the comparable periods of 1999, due to the investment of proceeds received from the 1999 property sales and the leveraged purchase of Treasury bills utilizing reverse repurchase agreements.

         Property net operating income, which is defined as rent less operating expenses and real estate taxes, decreased for the nine months ended September 30, 2000 to $22.6 million from $49.0 million in 1999. The decrease was attributable to the sale of properties in 1999 and the sale of Crossroads Mall in 2000.

         Property net operating income for the properties in the portfolio for the nine months ended September 30, 2000 and 1999 increased by $.8 million. The increase was attributable to an increase in revenues of $1.3 million, which was partially offset by an increase in operating expenses of $.3 million and in real estate taxes of $.2 million. Revenues increased by $1.3 million for properties in the portfolio for the nine months ended September 30, 2000 and 1999, primarily due to an increase in rental rates at Park Plaza and Two Rivers and an increase in occupancy at Westgate Town Center, Two Rivers and North Valley, which was partially offset by a decrease in occupancy at 55 Public Square. The increase in revenues was partially offset by an increase in operating expenses at North Valley, Pecanland, Westgate Town Center and Park Plaza and an increase in real estate taxes, primarily at Westgate Town Center.

         Property net operating income decreased for the three months ended September 30, 2000 to $7.0 million from $13.1 million in 1999. The decrease was attributable to the sale of properties in 1999 and the sale of the Crossroads Mall in 2000. Property net operating income for properties in the portfolio for the three months ended September 30, 2000 and 1999 increased by $.4 million.

         Depreciation and amortization and mortgage loan interest expense decreased when comparing the three and nine months ended September 30, 2000 to the comparable periods in 1999 primarily due to the sale of properties and the repayment of debt in 1999. With respect to the remaining properties, depreciation and amortization expense increased slightly due to the effect of improvements to properties. Mortgage interest expense declined with respect to the remaining properties, primarily due to the amortization of mortgage principal balances.

         Interest expense relating to bank loans and notes payable decreased due to the payoff of debt with the proceeds from property sales, which was partially offset by borrowings against U.S. Treasury bills utilizing reverse repurchase agreements.

         General and administrative expenses increased when comparing the nine months ended September 30, 2000 and the comparable period in 1999 primarily due to severance expenses incurred during the 2000 period. Included in general and administrative expenses for the nine months ended September 30, 2000 are approximately $2.7 million of stay bonuses and severance expense. General and administrative expenses decreased by $1.5 million when comparing the three months ended September 30, 2000 and the comparable period in 1999 primarily due to the decrease in payroll and related expenses.

         In addition, sales and cost of sales increased at the Company's manufacturing facility. Operations remained relatively constant at the Trust's parking facilities.

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

Item 3.

Quantitative and Qualitative Disclosures of Market Risk

Interest Rate Risk

         The Trust has entered into certain financing arrangements that require interest payments based on variable interest rates. As such, the combined financial statements are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Trust has entered into rate guarantee contracts (also known as interest rate caps) for a portion of its floating rate financing arrangements. The Trust does not enter into rate guarantee contracts for trading purposes.

         The table below provides information about the Trust's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including the interest rate cap and debt obligations. Weighted average variable rates are based on the rates in effect at September 30, 2000. No assumptions have been made about future interest rates.

                                                               AS OF SEPTEMBER 30, 2000
                                                   EXPECTED MATURITY DATES (AMOUNTS IN MILLIONS)
                                           ---------------------------------------------------------                        FAIR
                                           2000      2001       2002        2003        2004      THEREAFTER    TOTAL      VALUE
                                           ----      ----       ----        ----        ----      ----------    -----      -----
LIABILITIES
Mortgage loans
-  Fixed rate                           $   .3       $ 1.4      $ 1.5      $  2.3       $1.9        $81.7       $ 89.1     $ 92.2
    Average interest rate                  9.3%        9.3%       9.3%        9.3%       9.5%         9.5%
-  Variable rate (based on LIBOR)                    $33.0      $37.1      $  7.5                               $ 77.6     $ 77.6
    Weighted average interest rate                     8.1%       9.3%        9.2%
Senior notes
-  Fixed rate                                                              $ 12.5                               $ 12.5     $ 12.5
    Interest rate                                                           8.875%
Notes payable (Reverse Repo)
-  Note payable                         $150.0                                                      $  .1       $150.1     $150.1
    Interest rate                         6.52%                                                       7.5%

Interest Rate Derivatives

         The Trust owns two interest rate caps that protect it from increases in LIBOR. The interest rate caps have notional amounts of approximately $16 million and $21 million covering the variable rate loans maturing in 2002.

Exchange Rate Risk

         The Trust and the Company do not have any foreign exchange rate risk as a result of the Impark spin-off in March 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On June 22, 2000, a complaint was filed in New York Supreme Court, County of New York, against the Trust, its trustees and certain former trustees, Radiant Partners, LLC and its principals by a purported shareholder of the Trust in connection with the proposed asset sale (Brickell Partners v. Friedman, et al.). On July 12, 2000, a complaint against the same defendants, making similar allegations, was commenced by another purported shareholder of the Trust in the Court of Common Pleas of Cuyahoga County, Ohio (Donald Cunningham v. Friedman, et al.). Both of these lawsuits are purported class actions brought on behalf of all shareholders of the Trust. In these complaints, plaintiffs allege that the terms of the proposed asset sale are unfair and that the Trust's officers and trustees breached their fiduciary duties to the Trust's shareholders by agreeing to a transaction that fails to maximize shareholder value. Specifically, the lawsuits allege that the Management Company, as a party to the Asset Management Agreement with the Trust, was made privy to inside information regarding the Trust's assets and thus allowed the Management Company to negotiate the purchase of the most valuable assets of the Trust at the lowest possible price, to the detriment of the Trust's shareholders. The complaints further allege that the Management Company and the Trust were not engaging in arm's length negotiations and that the Management Company is acting in its own self interest at the expense of the interests of the Trust's shareholders. Additionally, the complaints allege, that the Management Company has material conflicts of interest. The lawsuits seek preliminary and permanent injunctive relief against the consummation of the asset sale in addition to unspecified damages, costs and attorney's fees.

         The Trust believes that these lawsuits are without merit. The Trust has retained counsel with regard to these lawsuits and has given plaintiffs' counsel the opportunity to review documents concerning the background to the asset sale. In the even that plaintiffs continue the actions, the Trust will seek to vigorously defend the actions.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              Exhibit (10) (x)           Amendment to Asset Management
                                         Agreement

              Exhibit (10) (y)           Second Amendment to Asset Management
                                         Agreement

              Exhibit (10) (z)           Third Amendment to Asset Management
                                         Agreement

              Exhibit (10) (aa)          Fourth Amendment to Asset Management
                                         Agreement

              Exhibit (10) (bb)          Fifth Amendment to Asset Management
                                         Agreement

              Exhibit (10) (cc)          First Amendment to Contract of Sale

              Exhibit (10) (dd)          Second Amendment to Contract of Sale

              Exhibit (10) (ee)          Purchase Agreement for Huntington
                                         Garage

              Exhibit (27)           -   Financial Data Schedule
                                         Nine months ended September 30,
                                         2000 (unaudited).

              Exhibit (99)           -   Financial Statements Combined
                                         Balance Sheets as of September 30,
                                         2000 (unaudited) and December 31,
                                         1999 (audited).

                                         Combined Statements of Operations for
                                         the Three and Nine Months ended
                                         September 30, 2000 (unaudited) and
                                         1999 (unaudited).

                                         Combined Statements of Comprehensive
                                         Income for the Three and Nine Months
                                         ended September 30, 2000 (unaudited)
                                         and 1999 (unaudited).

                                         Combined Statements of Cash Flows for
                                         the Nine Months ended September 30,
                                         2000 (unaudited) and 1999 (unaudited).

                                         Notes to Combined Financial Statements.

         (b)  Reports on Form 8K:
              September 26, 2000
                    Item 5           -   The Trust announced two sales
                                         contracts for a significant asset sale
                                         to Radiant Investors LLC and a
                                         shareholder meeting.

                    Item 7(b)        -   Proforma financial information.

                                         Proforma combined balance sheet as of
                                         June 30, 2000.

                                         Proforma combined statement of
                                         operations for the six months ended
                                         June 30, 2000.

                                         Proforma combined statement of
                                         operations for the twelve months ended
                                         December 31, 1999

                                         Notes to proforma combined financial
                                         statements.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  First Union Real Estate Equity and
                                         Mortgage Investments
                                               (Trust)






Date:  November 13, 2000          By:   /s/ Daniel P. Friedman
                                        ---------------------------------------
                                        Daniel P. Friedman
                                        President and Chief Executive Officer




Date:  November 13, 2000          By:   /s/ Neil H. Koenig
                                        ---------------------------------------
                                        Neil H. Koenig,
                                        Interim Chief Financial Officer

                                Index to Exhibits



Exhibit (10) (x)             Amendment to Asset Management Agreement

Exhibit (10) (y)             Second Amendment to Asset Management Agreement

Exhibit (10) (z)             Third Amendment to Asset Management Agreement

Exhibit (10) (aa)            Fourth Amendment to Asset Management Agreement

Exhibit (10) (bb)            Fifth Amendment to Asset Management Agreement

Exhibit (10) (cc)            First Amendment to Contract of Sale

Exhibit (10) (dd)            Second Amendment to Contract of Sale

Exhibit (10) (ee)            Purchase Agreement for Huntington Garage

Exhibit (99)        -   Financial Statements
                             Combined Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999 (audited)

                             Combined Statements of Operations for the Three and Nine Months ended September 30, 2000 (unaudited) and 1999 (unaudited)

                             Combined Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2000 (unaudited) and 1999 (unaudited)

                             Combined Statements of Cash Flows for the Nine Months ended September 30, 2000 (unaudited) and 1999 (unaudited)

                             Notes to Combined Financial Statements