Form 10-K405
period 2000-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2001-04-02
CIK 37008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED 12-31-00                 COMMISSION FILE NUMBER 1-6249

            FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
             (Exact name of Registrant as specified in its charter)

                     OHIO                                           34-6513657
       (State or other jurisdiction of                           (I.R.S. Employer
        incorporation or organization)                         Identification No.)
         125 PARK AVENUE, 14TH FLOOR                                  10017
              NEW YORK, NEW YORK                                    (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code: (212) 949-1373 Securities registered pursuant to Section 12(b) of the Act:

                                                             NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                                 WHICH REGISTERED
             -------------------                             ------------------------
        Shares of Beneficial Interest                        New York Stock Exchange
           (Par Value $1 Per Share)

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

                        Yes [X]                      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

     As of March 1, 2001, 25,678,089 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was $70,357,964.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

39,639,204 SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING AS OF MARCH 1, 2001

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

                              2001 Proxy Statement
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

                   CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                       GENERAL INSTRUCTIONS TO FORM 10-K

ITEM OF FORM 10-K                                                  LOCATION
-----------------                                                  --------
                                                               (PAGE OR PAGES)
                                     PART I

1.   Business...............................................        3 through 12
2.   Properties.............................................       13 through 14
3.   Legal Proceedings......................................       15 through 16
4.   Submission of Matters to a Vote of Security Holders....                  16

                                    PART II

5.   Market for Registrant's Common Equity and Related
      Stockholder Matters...................................                 17;
6.   Selected Financial Data................................      18 through 19;
7.   Management's Discussion and Analysis of Financial
      Condition and
       Results of Operations................................      20 through 29;
7A. Quantitative and Qualitative Disclosures Regarding
      Market Risk...........................................                 30;
8.   Financial Statements...................................       31 through 55
9.   Changes in and Disagreements with Accountants on
      Accounting and
       Financial Disclosure.................................                  56

                                    PART III

10. Directors and Executive Officers of the Registrant......       56;2001 Proxy
                                                                       Statement
11. Executive Compensation..................................        56;2001Proxy
                                                                       Statement
12. Security Ownership of Certain Beneficial Owners and
      Management............................................       56;2001 Proxy
                                                                       Statement
13. Certain Relationships and Related Transactions..........       56;2001 Proxy
                                                                       Statement

                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K
     (a) Financial Statements and Financial Statement
      Schedules.............................................       56 through 57
     (b) Exhibits...........................................                 58;
                                                                  Exhibit Index,
                                                              page 58 through 60
     (c) Reports on Form 8-K................................                  60

                                     PART I

ITEM 1.  BUSINESS.

     The registrant is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended from time to time through March 2001 (the "Declaration of Trust"), which has as its principal business activity the ownership and management of real estate investments. The registrant qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code (the "Code").

     To encourage efficient operation and management of its property, and after receiving a ruling from the Internal Revenue Service with respect to the proposed form of organization and operation, the registrant, in 1971, caused a company to be organized pursuant to the laws of the State of Delaware under the name First Union Management, Inc. (the "Company"), to lease property from the registrant and to operate such property for its own account as a separate taxable entity. The registrant terminated its management arrangements with the Company in March 1999, and thereafter, the registrant self-managed its retail and office portfolios. The registrant entered into third-party management arrangements for the parking facilities it owns. Accordingly, the registrant no longer receives any rents from the Company. In January 2000, the registrant entered into third party management arrangements for its retail and office portfolios. The registrant also outsourced its asset management, accounting and administrative functions.

     Additionally, for financial reporting purposes, the financial statements of the Company are combined with those of the registrant.

     On July 22, 1998, tax legislation was enacted limiting the "grandfathering rules" applicable to stapled REITS such as the registrant (the "Stapled REIT Legislation"). As a result, the income and activities of the Company with respect to any real property interests acquired by the registrant and the Company after March 26, 1998, for which there was no binding written agreement, public announcement or filing with the Securities and Exchange Commission on or before March 26, 1998, will be attributed to the registrant for purposes of determining whether the registrant qualifies as a REIT under the Code.

     The registrant is in the business of owning regional enclosed shopping malls, large downtown office buildings and parking facilities. The registrant's portfolio was diversified by type of property, geographical location, tenant mix and rental market. As of December 31, 2000, the registrant owned (in fee or pursuant to long-term ground leases under which the registrant is lessee) 3 shopping malls, 4 office properties, 4 parking garages and 1 surface parking lot in the United States. In March 2001, the registrant sold most of these properties. As of March 8, 2001, the registrant owned one shopping mall and one office property.

     All of the registrant's shopping malls competed for tenants on the basis of the rent charged and location, and encountered competition from other retail properties in their respective market areas. Some of the registrant's shopping malls competed with other shopping malls in the environs. The principal competition for the registrant's remaining shopping mall may come from future shopping malls locating in its market area. Additionally, the overall economic health of retail tenants impacts the registrant's shopping mall.

     The registrant's office properties competed for tenants principally with office buildings throughout the respective areas in which they are located, as does its remaining office building. With respect to the registrant's remaining office building, competition for tenants has been and continues to be intense on the basis of rent, location and age of the building.

     The registrant's remaining mortgage investment at December 31, 2000 was sold in March 2001.

     In April 1997, the Company acquired voting control of Imperial Parking Limited and its affiliates ("Impark"), which was primarily a parking management and transit ticketing manufacturing company based in Canada. In March 2000, the registrant entered into a plan of settlement and a plan of reorganization with a number of its affiliated companies which resulted in a transfer of the assets of Impark to a subsidiary of the registrant, Imperial Parking Corporation, a Delaware corporation ("Imperial"), the common stock of which was distributed to the shareholders of the registrant. The registrant has classified Impark's financial information as discontinued operations.

     The Company's manufacturing subsidiary, Ventek International, Inc. ("Ventek") is in the business of manufacturing, installing and providing maintenance of transit ticket vending equipment.

     The registrant's segment data may be found in footnote 21 to the Combined Financial Statements in Item 8.

                                  RISK FACTORS

     An investment in the registrant's securities involves various risks. The following factors should be carefully considered in addition to the other information set forth in this report.

ASSET SALES REDUCE PORTFOLIO AND MAY ADVERSELY AFFECT ITS ABILITY TO MAINTAIN ITS REIT STATUS

     In March 2001, the registrant sold a significant portion of its remaining properties (the "Asset Sale"). As of March 8, 2001, the registrant's real estate properties consist of a shopping center in Little Rock, Arkansas and an office building in Indianapolis, Indiana. As a result, this sale limits the registrant's flexibility to engage in non-real estate related activities without adversely affecting its REIT status.

     By virtue of the income generated by its real estate assets and the gains on the sale of properties, the registrant believes that it will maintain its qualification as a REIT for 2001. The registrant does not anticipate having to invest in REMICs, as defined in the section "Risk Associated with Investment in REMICs," in 2001 in order to qualify as a REIT in 2001. If the registrant were to invest in additional non-real estate assets in 2001, the registrant might not qualify as a REIT in 2001.

     The registrant does not know whether it will continue to qualify as a REIT after 2001. Based on income generated by its current real estate assets, without the benefit of gains from the sale of any properties, the registrant projects that it will have to implement affirmative strategies to satisfy the income test in order to maintain REIT status after 2001. These strategies may include, but not be limited to: acquisition of real estate businesses or assets; distribution of cash to shareholders; share purchases; and acquisition of an unspecified amount of interest in REMICs. The registrant will invest in REMICs if it desires to maintain its REIT status while maximizing its liquidity. The registrant will evaluate during the year, the desirability of maintaining its REIT status.

SIGNIFICANT PROPERTY MATTERS

     The only anchor department store at the registrant's Park Plaza Mall located in Little Rock, Arkansas, owns its facilities and has an operating agreement with the registrant that expires in 2003. The registrant is aware of the proposed construction of a new mall in the vicinity of the Park Plaza Mall. In the event that the new mall is approved and built, the anchor store at the Park Plaza Mall may decline to extend or renew its operating agreement and vacate its premises at the Park Plaza Mall. In the event the anchor store does not remain at the Park Plaza Mall, the value of the mall could be materially and adversely affected.

     The registrant's ownership interest in the Circle Tower office property in Indianapolis, Indiana, includes a leasehold interest in a ground lease. The original ground lease was entered into in 1910 and contains a "gold clause" provision that may result in a rent increase if the leasehold interest is sold. The resulting rent increase could be substantial. Accordingly, it may be in the economic interest of the registrant to hold the leasehold interest indefinitely.

     The registrant is also subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than the current lease terms. Leases accounting for approximately 11% of the aggregate 2001 annualized base rents from the registrant's remaining properties (representing approximately 13% of the net rentable square feet at the properties) expire without penalty or premium through the end of 2001, and leases accounting for approximately 4% of aggregate 2001 annualized base rent from the properties (representing approximately 3% of the net rentable square feet at the properties) are scheduled to expire in 2002. Other leases grant their tenants early termination rights upon payment of a termination penalty. The registrant has estimated the expenditures for new and renewal leases for 2001 and 2002 but no assurances can be given that the registrant has correctly estimated such expenses. Lease expirations will require the registrant to locate new tenants and negotiate replacement leases with such tenants. Replacement leases typically require the registrant to incur tenant improvements, other tenant inducements and leasing commissions, in each case, which may be higher than the costs relating to renewal leases. If the registrant is unable to promptly relet or renew leases for all or a substantial portion of the space, subject to expiring leases, if the rental rates upon such renewal or reletting are significantly lower than expected or if the registrant's reserves for these purposes prove inadequate, the registrant's cash available for distribution and ability to make expected distributions to shareholders could be adversely affected.

     The registrant's 10 largest tenants for its remaining properties (based on pro forma base rent for 2001) aggregate approximately 32% of the registrant's total base rent and approximately 24% of the registrant's net rental square feet and have remaining lease terms ranging from approximately three to eleven years. The registrant's largest tenant, the Gap Stores, (i.e., the GAP, GAP Kids and Banana Republic) represents approximately 10% of the pro forma aggregate annualized base rent for 2001 and 8% of the pro forma net rentable square feet at the properties. Its lease expires on April 30, 2005. Although the registrant believes that it has a good relationship with each of its principal tenants, the registrant's revenues and cash available for distribution to shareholders would be disproportionately and adversely affected if a significant number of these tenants did not renew their lease or renewed their leases upon expiration on terms less favorable to the registrant.

     The registrant competes with a number of real estate developers, operators, and institutions for tenants and acquisition opportunities. Many of these competitors have significantly greater resources than the registrant. No assurances can be given that such competition will not adversely affect the registrant's revenues and cash available for distribution to shareholders.

MATTERS RELATED TO THE COMPANY'S MANUFACTURING SUBSIDIARY

     The Company's subsidiary, VenTek, a manufacturer of parking equipment, has continued to incur significant operating losses. A new Chief Executive Officer has been engaged with the objective of improving operating results; however, there can be no assurance that the new managers will be able to achieve this objective. In addition, the Company and the registrant may be obligated to provide payment under performance guarantees for the manufacturing, installation and maintenance of transit ticket vending equipment manufactured by VenTek. The guarantees of $5.3 million and $6.2 million are anticipated to expire over the next two to three years based upon completion dates to be determined under the terms of the transit authority contracts. No amounts have been drawn against these guarantees. If VenTek is unable to perform in accordance with these contracts, the registrant may be responsible for payment under these guarantees.

THERE IS NO ASSURANCE THAT THE REGISTRANT'S BUSINESS STRATEGY, WHEN DETERMINED, WILL BE SUCCESSFULLY IMPLEMENTED AND THAT REPLACEMENT ASSETS, IF ANY, WILL PROVIDE GREATER RETURNS

     The registrant's long-term economic goal is to increase the per share net asset value of the registrant at the highest possible rate, without undue risk. However, the registrant has not determined whether or not to change the investment policies of the registrant concerning the types of assets in which it will make investments and the registrant has made no firm decision regarding selling its remaining real estate assets. The registrant is in the process of exploring uses for the net cash proceeds received from the property sales, including, without limitation: making new investments, including investments in real estate or non-real estate assets or businesses; implementing or continuing a common or preferred share repurchase or similar program; distributing such net proceeds to the Beneficiaries, including, but not necessarily limited to, amounts required to satisfy certain REIT distribution requirements resulting from previous asset sales and net income in 2000, if any. The registrant has also explored various acquisition, investment and business combination transactions and will most likely continue to explore such transactions. There is no assurance that the registrant's business strategy for the conduct of its business, when determined, will be successfully implemented. In addition, if any or all of the net proceeds of the property sales are applied to the acquisition of replacement assets, there can be no assurance that the replacement assets will provide greater returns to the registrant and the shareholders than the properties sold.

RISK ASSOCIATED WITH INVESTMENT IN REMICS

     If the registrant desires to maintain its REIT status after 2001, while still maximizing its liquidity, the registrant may invest in REMICs. Depending on the registrant's other investments, if any, at such time, the amount of the registrant's investment in REMICs necessary to maintain REIT status could be substantial. A REMIC is a vehicle that issues multiclass mortgage-backed securities. Investing in REMICs involves certain risks, including the failure of a counter-party to meet its commitments, adverse interest rate changes and the effects of prepayments on mortgage cash flows. Further, the yield characteristics of REMICs differ from those of traditional fixed-income securities. The major differences typically include more frequent interest and principal payments (usually monthly), the adjustability of interest rates, and the possibility of prepayments of principal. The registrant may fail to recoup fully its investment in REMICs notwithstanding any direct or indirect governmental agency or other guarantee. REMICs may also be less effective than other types of U.S. government securities as a means of "locking in" interest rates.

FAILURE TO MAINTAIN ITS REIT STATUS MAY CAUSE THE REGISTRANT TO LOSE ITS NEW YORK STOCK EXCHANGE LISTING

     If the registrant were to fail to qualify as a REIT, it might lose its listing on the New York Stock Exchange. Whether the registrant would lose its NYSE listing would depend on the amount and composition of its assets, as well as many other factors, at the time it fails to qualify as a REIT. If, at the time it fails to qualify as a REIT, the registrant's assets were substantially similar in amount to its assets following the property sales, the registrant would most likely lose its NYSE listing. On the other hand, if the registrant had acquired significant additional assets, then the registrant would most likely not lose its NYSE listing. In either event, if the registrant loses its NYSE listing, the registrant intends to have its shares listed on another national securities exchange, such as the American Stock Exchange. The registrant believes that even if its assets at that time are substantially similar to its assets following the property sales, it will qualify for listing on another national securities exchange.

INCOME AND ACTIVITIES OF COMPANY MAY BE ATTRIBUTED TO THE REGISTRANT UNDER RECENT ANTI-STAPLING LEGISLATION AND MAY THREATEN REIT STATUS

     Under the Stapled REIT Legislation, the anti-stapling rules provided in the Code apply to real property interests acquired or substantially improved after March 26, 1998, by the registrant or the Company, or a subsidiary or partnership in which a 10% or greater interest is owned by either the registrant or the Company unless:

     - the real property interests are acquired pursuant to a written agreement that was binding on March 26, 1998 and at all times thereafter or

     - the acquisition of such real property interests was described in a public announcement or in a filing with the Securities and Exchange Commission on or before March 26, 1998.

     Consequently, the income and activities of the Company with respect to any property acquired by the registrant or the Company after March 26, 1998, for which there was no binding written agreement, public announcement or filing with the Securities and Exchange Commission on or before March 26, 1998, will be attributed to the registrant for purposes of determining whether the registrant qualifies as a REIT under the Code. These attribution rules may make it more difficult for the registrant to qualify as a REIT and may subject the registrant to various additional taxes.

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

     The Stapled REIT Legislation contains an exception for improvements placed in service before January 1, 2004, pursuant to a binding contract in effect on December 31, 1999, and at all times thereafter.

     If previously exempt property of the registrant or the Company becomes subject to the anti-stapling rules upon the occurrence of any of the events described above, any income generated by, and activities conducted by the registrant and the Company through such properties would be attributed to the registrant for purposes of determining whether the registrant qualifies as a REIT under the Code. These attribution rules may make it more difficult for the registrant to qualify as a REIT and may subject the registrant to various additional taxes.

OTHER LEGISLATION COULD ADVERSELY AFFECT THE REGISTRANT'S REIT QUALIFICATION

     Other legislation (including legislation previously introduced, but not yet passed), as well as regulations, administrative interpretations or court decisions, also could change the tax law with respect to the registrant's qualification as a REIT and the federal income tax consequences of such qualification. The adoption of any such legislation, regulations or administrative interpretations or court decisions could have a material adverse effect on the results of operations, financial condition and prospects of the registrant and could restrict the registrant's ability to grow.

     Effective for the year 2001, the tax asset test prohibition against REITs owning more than 10% of the voting securities of any one issuer has been expanded to provide that a REIT cannot own more than 10% of the value of the outstanding securities (voting or non-voting) of any one issuer. This 10% limitation does not apply to investments in Taxable REIT Subsidiaries as described below, or any asset that qualifies under the REIT 75% qualified asset test. Debt is considered a security for the purposes of these rules unless the debt is "straight debt" as defined under Internal Revenue Code Section 1361(c)(5). This generally requires a written unconditional promise to pay on demand or on a specified date a sum certain in money if (i) the interest rate (and interest payment dates) are not contingent on profits, the borrower's discretion, or similar factors, and (ii) there is no convertibility (directly or indirectly) into stock. Since the asset test is done on a quarterly basis, all debts subject to this rule must meet the requirements of "straight debt" at the time of FUR's first quarter asset test for the year 2001 (March 31, 2001) and for all quarterly asset tests of 2001, thereafter, or FUR will fail its 10% asset requirement and cease to be a REIT for 2001.

     Also effective for the year 2001, a REIT may own interests in Taxable REIT Subsidiaries as defined by the Internal Revenue Code. A REIT's total interest in all Taxable REIT Subsidiaries may not exceed 20% of the value of the REIT's total assets. Currently, First Union owns an interest in one Taxable REIT Subsidiary, HQ Global Holdings, Inc. ("HQ"). First Union's interest in HQ is currently less than 20% of the value of First Union's total assets. However, if First Union's investment in HQ would be at a value greater than 20% of the value of First Union's total assets at the end of each quarter, First Union will prior to the end of that quarter either have to sell all or a portion of its investment in HQ or First Union will have to implement a strategy to increase its total assets. Further, as HQ appreciates or the total assets are reduced, First Union's ability to invest in other Taxable REIT Subsidiaries under this 20% limitation becomes more restricted.

DEPENDENCE ON QUALIFICATION AS A REIT; TAX AND OTHER CONSEQUENCES IF REIT QUALIFICATION IS LOST

     There can be no assurance that the registrant has operated in a manner to qualify as a REIT for federal income tax purposes in the past or that it will so qualify in the future. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a stapled REIT such as the registrant. Qualification as a REIT also involves the determination of various factual matters and circumstances not entirely within the registrant's control. In addition, the registrant's ability to qualify as a REIT may be dependent upon its continued exemption from the anti-stapling rules of Section 269B(a)(3) of the Code, which, if they were to apply, might prevent the registrant from qualifying as a REIT. The "grandfathering" rules governing Section 269B generally provide that Section 269B(a)(3) does not apply to a stapled REIT (except with respect to new real property interests as described above "-- Income and Activities of Company May Be Attributed to the Registrant Under Recent Anti-Stapling Legislation and May Threaten REIT Status") if the REIT and its stapled operating company were stapled on June 30, 1983. On June 30, 1983, the registrant was stapled with the Company. There are, however, no judicial or administrative authorities interpreting this "grandfathering" rule. Moreover, if, for any reason, the registrant failed to qualify as a REIT in 1983, the benefit of the "grandfathering" rule would not be available to the registrant, in which case the registrant would not qualify as a REIT for any taxable year from and after 1983.

     If it is determined that the registrant did not qualify as a REIT during any of the preceding five fiscal years, the registrant potentially could incur corporate tax with respect to a year that is still open to adjustment by the Internal Revenue Service ("IRS"). If the registrant were to fail to qualify as a REIT, it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions and subject to the discussion above regarding the impact if the registrant failed to qualify as a REIT in 1983, the registrant also would be disqualified from re-electing REIT status for the four taxable years following the year during which qualification is lost. Failure to qualify as a REIT would result in additional tax liability to the registrant for the year or years involved. In addition, the registrant would no longer be required by the Code to pay dividends to its shareholders. To the extent that dividends to shareholders would have been paid in anticipation of the registrant's qualifying as a REIT, the registrant might be required to borrow funds or to liquidate certain of its investments on disadvantageous terms to pay the applicable tax.

     In order to continue to meet certain REIT qualification income tests of the Code for the year 2000, the Board of Trustees of the registrant distributed to its shareholders the interests of the registrant in the Impark parking businesses. On March 27, 2000 the registrant distributed shares of Imperial. Each common shareholder of beneficial interest of the registrant received one share of Imperial for every 20 shares of the registrant that they owned.

ADVERSE EFFECTS OF REIT MINIMUM DIVIDEND REQUIREMENTS

     In order to qualify as a REIT, the registrant is generally required each year to distribute to its shareholders at least 95% of its taxable income (excluding any net capital gain). In 2001, this requirement changes to 90%. The registrant generally is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of:

     -  85% of its ordinary income for that year,

     -  95% of its capital gain net income for that year, and

     -  100% of its undistributed income from prior years.

     The registrant intends to make distributions to its shareholders which, when combined with net operating loss carryforwards, will comply with the 95% distribution requirement and avoid the nondeductible excise tax. In 2001, this requirement changes to 90%.

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

INCREASES IN PROPERTY TAXES COULD AFFECT THE REGISTRANT'S ABILITY TO MAKE EXPECTED SHAREHOLDER DISTRIBUTIONS

     The registrant's real estate investments are all subject to real property taxes. The real property taxes on properties which the registrant owns may increase or decrease as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Increases in property taxes may have an adverse effect on the registrant and its ability to pay dividends to shareholders and to pay amounts due on its indebtedness.

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

     Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials or "ACMs," into the environment. In addition, third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials. Environmental laws may also impose restrictions on the use or transfer of property, and these restrictions may require expenditures. In connection with the ownership and operation of any of the registrant's properties, the registrant, the Company and the other lessees of these properties may be liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect the registrant and the Company and their ability to pay amounts due on their indebtedness and with respect to the registrant, to pay dividends to its shareholders.

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

COMPLIANCE WITH THE ADA MAY AFFECT EXPECTED DISTRIBUTIONS TO THE REGISTRANT'S SHAREHOLDERS

     Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that the registrant is not in compliance with the ADA could also result in the imposition of fines and/or an award of damages to private litigants. If the registrant were required to make modifications to comply with the ADA, there could be a material adverse effect on its ability to pay amounts due on its indebtedness or to pay dividends to its shareholders.

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

INABILITY TO REFINANCE

     The registrant is subject to the normal risks associated with debt and preferred stock financings, including the risk that the registrant's cash flow will be insufficient to meet required payments of principal and interest and distributions, the risk that indebtedness on its properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If the registrant were unable to refinance the indebtedness on acceptable terms, or at all, the registrant might be forced to dispose of one or more of its properties on disadvantageous terms, which might result in losses to the registrant, which losses could have a material adverse effect on the registrant and its ability to pay dividends to shareholders and to pay amounts due on its indebtedness. Furthermore, if a property is mortgaged to secure payment of indebtedness and the registrant is unable to meet mortgage payments, the mortgage could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to the registrant. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the registrant's ability to meet the REIT distribution requirements of the Code.

RISING INTEREST RATES

     The registrant has incurred and may in the future incur indebtedness which bears interest at variable rates. Accordingly, increases in interest rates would increase the registrant's interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on the registrant and its ability to pay dividends to shareholders and to pay amounts due on its indebtedness or cause the registrant to be in default under certain debt instruments. In addition, an increase in market interest rates may cause holders to sell their shares of beneficial interest of the registrant ("Common Shares") and reinvest the proceeds thereof in higher yielding securities, which could adversely affect the market price for the Common Shares.

RESULTS OF OPERATIONS ADVERSELY AFFECTED BY FACTORS BEYOND THE REGISTRANT'S CONTROL

     Results of operations of the registrant's properties may be adversely affected by, among other things:

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

     - the declaration or payment of distributions by the registrant or the Company,

     -  the ownership, management and operation of properties,

     - potential acquisitions or dispositions of properties, assets or other businesses by the registrant or the Company,

     - the policies of the registrant or the Company regarding investments, acquisitions, dispositions, financings and other matters,

     - the qualification of the registrant as a REIT under the Code and the "grandfathering" rules under Section 269B of the Code,

     -  the real estate industry and real estate markets in general,

     -  the availability of debt and equity financing,

     -  interest rates,

     -  general economic conditions,

     -  supply and customer demand,

     -  trends affecting the registrant or the Company,

     - the effect of acquisitions or dispositions on capitalization and financial flexibility,

     - the anticipated performance of the registrant or the Company and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing, and

     - the ability of the registrant or the Company and of acquired properties and businesses to grow.

     Shareholders are cautioned that, while forward-looking statements reflect the respective companies' good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this prospectus and any accompanying prospectus supplement, including, without limitation, the information set forth in "Risk Factors" above or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. Neither the registrant nor Company undertakes any obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

     The only person employed by the registrant as of December 31, 2000, is Neil
H. Koenig, Interim Chief Financial Officer. All other asset management, property management and accounting functions have been outsourced to third parties.

ITEM 2.  PROPERTIES

     The following table sets forth certain information relating to the registrant's investments at December 31, 2000:

                                                                                               SQUARE                    YEAR
                                                                      DATE OF     OWNERSHIP    FEET(1)   OCCUPANCY   CONSTRUCTION
DIRECT EQUITY INVESTMENTS                         LOCATION          ACQUISITION   PERCENTAGE    (000)     RATE(2)     COMPLETED
-------------------------                         --------          -----------   ----------   -------   ---------   ------------
Shopping Malls:
Eastern
Westgate Towne Center(3)........................  Abilene, TX         4/22/77        100%         280      98%           1962
Southwestern:
Park Plaza......................................  Little Rock, AR    09/01/97         100         548       87           1988
Pecanland(3)....................................  Monroe, LA         09/01/97         100         924       91           1985
Office Buildings:
Midwestern
55 Public Square(3).............................  Cleveland, OH      01/15/63         100         390       73           1959
Circle Tower....................................  Indianapolis,      10/16/74         100         102       88           1930
                                                  IN
Redevelopment
North Valley Tech Center(3).....................  Thornton, CO       12/03/69         100         484       90(6)        1967
Two Rivers Center(3)............................  Clarksville, TN     9/26/75         100         231       83(8)        1968
Parking Facilities:
West Third St. Lot(3)...........................  Cleveland, OH      09/19/77         100         300       --             --
5th and Marshall Garage(3)......................  Richmond, VA       02/24/98         100         793       --           1985
Long Street Garage(3)...........................  Columbus, OH       01/16/98         100         550       --           1978
Madison & Wells Garage(3).......................  Chicago, IL        01/28/98         100       1,107       --           1998
Printer's Alley Garage(3).......................  Nashville, TN      07/01/98         100         275       --           1926
Total equity investments........................

                                                                                        MORTGAGE LOANS
                                                                  ----------------------------------------------------------
                                                                               BALANCE    PRINCIPAL
                                                   TOTAL           ORIGINAL       AT      REPAYMENT
                                                    COST          BALANCE(S)   12/31/00   FOR 2001     INTEREST     YEAR OF
DIRECT EQUITY INVESTMENTS                          (000)            (000)       (000)       (000)        RATE       MATURITY
-------------------------                         --------        ----------   --------   ---------   -----------   --------
Shopping Malls:
Eastern
Westgate Towne Center(3)........................  $ 13,461         $  7,500    $  7,477    $    91     LIBOR+2.6%     2003
                                                  --------         --------    --------    -------
Southwestern:
Park Plaza......................................    64,460           42,500(4)   42,350        272          8.69%     2010
Pecanland(3)....................................    46,525           39,344      37,504(5)     700         12.25%     2017
                                                  --------         --------    --------    -------
                                                   110,985           81,844      79,854        972
                                                  --------         --------    --------    -------
                                                   124,446           89,344      87,331      1,063
                                                  --------         --------    --------    -------
Office Buildings:
Midwestern
55 Public Square(3).............................    41,065           21,100(4)   21,100         --    LIBOR+3.25%     2002
Circle Tower....................................     5,453               --          --         --             --       --
                                                  --------         --------    --------    -------
                                                    46,518           21,100      21,100         --
                                                  --------         --------    --------    -------
Redevelopment
North Valley Tech Center(3).....................    35,426           16,000(4)   16,000(7)      --    LIBOR+2.95%     2002
Two Rivers Center(3)............................     8,744               --          --         --             --       --
                                                  --------         --------    --------    -------
                                                    44,170           16,000      16,000         --
                                                  --------         --------    --------    -------
                                                    90,688           37,100      37,100         --
                                                  --------         --------    --------    -------
Parking Facilities:
West Third St. Lot(3)...........................     2,446               --          --         --             --       --
5th and Marshall Garage(3)......................     6,545               --          --         --             --       --
Long Street Garage(3)...........................     3,928            1,602(4)    1,341(9)      100              (9)       (9)
Madison & Wells Garage(3).......................    40,004           30,000(4)   29,000     29,000    LIBOR+1.75%     2001
Printer's Alley Garage(3).......................     5,326            4,468(4)    4,000      4,000    LIBOR+1.75%     2001
                                                  --------         --------    --------    -------
                                                    58,249           36,070      34,341     33,100
                                                  --------         --------    --------    -------
Total equity investments........................  $273,383         $162,514    $158,772    $34,163
                                                  ========         ========    ========    =======

---------------

(1) The square footage shown represents gross leasable area for shopping malls and net rentable area for office buildings. The parking garages and parking facilities are shown as number of parking spaces.

(2) Occupancy rates shown are as of December 31, 2000, and are based on the total square feet of each property.

(3)  These properties were sold in March 2001.

(4) The registrant obtained mortgages on the following properties subsequent to acquisition: Madison & Wells Garage in the amount of $30,000,000 in 1999; 55 Public Square in the amount of $21,100,000 in 1999; and North Valley Tech Center in the amount of $16,000,000 in 1999. The registrant assumed $4,468,000 and $1,602,000 in mortgage debt upon the acquisition of the Printer's Alley Garage and the Long Street Garage, respectively. In 2000, the registrant obtained a $42,500,000 mortgage on the Park Plaza Mall.

(5) The mortgage loan participates in 55% of revenues, as defined, in excess of $5,970,516.

(6) North Valley Tech Center was repositioned from a shopping mall to an office complex during 1995. Montgomery Ward vacated the complex in 1997 allowing the registrant to continue to re-lease the former mall as an office center. The property is now anchored by major tenants Teletech and Qwest.

(7) The mortgage secured by this property requires that all rents and other tenant charges be deposited into a bank account which serves as additional security for the lender while funding debt service and other escrow accounts.

(8) The mall was repositioned from a retail center to an office complex. Convergys opened in March 1999 and later expanded to occupy 77,179 square feet in November 1999.

(9) This property has two mortgages. Interest rates are 8.25% and 8.625%. The mortgages mature in 2003 and 2009, respectively. The 8.25% mortgage, in the principal amount of $762,500, has a principal payment for 2001 of $50,000. The 8.625% mortgage, in the principal amount of $578,333, has a principal payment for 2001 of $50,292.

     As of December 31, 2000, the registrant owned in fee its interests in 55 Public Square, Park Plaza, Pecanland, Westgate, CEI Office Building, West Third St. Lot, Madison & Wells Garage, Long Street Garage, 5th and Marshall Garage and Printer's Alley Garage. The registrant holds a leasehold estate or estates, or a fee interest and one or more leasehold estates in Two Rivers Center, Circle Tower and North Valley Tech Center.

ITEM 3.  LEGAL PROCEEDINGS.

REGISTRANT VS. THE STATE OF CALIFORNIA

     The registrant, as one Plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Center. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the inverse condemnation suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the registrant and the other plaintiffs was reversed by the State of California appeals court, which remanded the case to the trial court for further proceedings. The California Supreme Court refused to accept the appeal by the plaintiffs on the appellate court's decision. Accordingly, the registrant expensed $1.2 million in deferred legal fees which the earlier court ruling in favor of the registrant had allowed for recovery. After the remand of the case to the trial court, the registrant and the other plaintiffs determined to pursue a retrial before that court. The retrial of the litigation commenced in February 2001. The likelihood of success at the retrial of the registrant and the other plaintiffs depends on many factors, including the rulings on the applicable legal standards made by the appellate court. Accordingly, it is not possible to predict the likelihood of a favorable outcome at the retrial with any certainty. The registrant has been informed by the consulting firm retained by the registrant to evaluate its claims that the amount of its potential damage claims is in the order of magnitude of $33 million, plus attorney's fees and compounded market-rate interest from 1986, the time that the damage occurred; however, the registrant is unable to predict at this time whether or not it will recover any amount of its damage claims in this legal proceeding.

LITIGATION RELATED TO THE ASSET SALE TO RADIANT INVESTORS, LLC

     On June 22, 2000, a complaint was filed in New York Supreme Court, County of New York, against the registrant, its trustees and certain former trustees, Radiant Investors, LLC ("Radiant") and its principals by a purported shareholder of the registrant in connection with the Asset Sale to Radiant (Brickell Partners v. Friedman, et al.) ("Brickell Lawsuit"). On July 12, 2000, a complaint against the same defendants, making similar allegations, was commenced by another purported shareholder of the registrant in the Court of Commons Pleas of Cuyahoga County, Ohio (Donald Cunningham v. Friedman, et al.). Both of these lawsuits are purported class actions brought on behalf of all shareholders of the registrant. In these complaints, plaintiffs allege that the terms of the asset sale were unfair and that the registrant's officers and trustees breached their fiduciary duties to the registrant's shareholders by agreeing to a transaction that failed to maximize shareholder value. Specifically, the lawsuits allege that Radiant, as a party to an asset management agreement between Radiant Partners, LLC and the registrant was made privy to inside information regarding the registrant's assets and this allowed Radiant to negotiate the purchase of the most valuable assets of the registrant at the lowest possible price, to the detriment of the registrant's shareholders. The complaints further allege that Radiant and the registrant were not engaging in arm's length negotiations and that Radiant was acting in its own self interest at the expense of the interests of the registrant's shareholders. Additionally, the complaints allege that Radiant had material conflicts of interest. The lawsuits sought preliminary and permanent injunctive relief against the consummation of the asset sale, rescission of the Asset Sale if it were consummated and unspecified damages, costs and attorney's fees. The registrant has retained counsel with regard to these lawsuits and has given plaintiffs' counsel the opportunity to review documents concerning the background of the asset sale.

     On October 27, 2000, counsel to the registrant received a letter from plaintiff's counsel in the Brickell Lawsuit (the "Letter") stating that their analysis of the documents provided by the registrant indicated that the sale process, pricing, and disclosures of the registrant with respect to the proposed asset sale were all deficient and that the Brickell Lawsuit is meritorious. With respect to the sale process, the Letter asserted that the registrant did not respond to the proposal from a third party for certain of its assets being sold, leading plaintiff's counsel to believe that "there was never a level playing field" and that the registrant "impermissibly favor[ed] [Purchaser's] bid." The Letter further asserted that the alleged refusal to negotiate with this third party "cast doubt on whether [the registrant's] directors discussed its sale with any potential purchasers."

     The Letter further asserted that the preliminary proxy statement of the registrant filed September 22, 2000 with the Commission was inadequate because it failed to disclose the breakdown of the $205 million purchase price, the underlying financial information for the "Identified Acquisitions" or the methodologies used to determine their individual values. The Letter further asserted that the preliminary proxy statement made inadequate disclosures concerning the "Identified Acquisitions" with respect to the five parking garage properties. The Letter also asserted a failure to disclose the management agreements concerning those properties, any relationship between the operators and the registrant's largest shareholders and future benefits shareholders may receive from operation of the garages. A number of other disclosure failures were asserted, including failure to disclose the estimated net operating income from the purchased assets that would be transferred to Radiant as part of the asset sale, the value of the parking equipment allegedly to be transferred with the parking properties, the effect on the value of the registrant's stock if, after the Asset Sale, it fails to qualify as a REIT and is delisted from the NYSE, and the role of the registrant's largest shareholders in the Asset Sale and "what interests [they] may have going forward."

     Finally, the Letter asserted that the value to be received by the registrant in the asset sale is inadequate. The Letter estimated that $150 million of the proceeds are attributable to real estate assets, which the Letter estimated to have a basis as high as $225 million. The Letter did not refer to the support for this estimate. The Letter also asserted that "[given the recent renaissance of most central business districts, [plaintiff's counsel] does not believe that these properties have done anything but appreciate significantly over the past two or three years and are undervalued," and that many of the subject properties are undergoing extensive rehabilitation and repositioning, which will increase future returns to be enjoyed by Radiant. The Letter further asserted that there should be complete disclosure about the properties, including appraisals by competent third parties.

     With respect to the allegations in the lawsuits, the registrant believed at the time the Board approved the Sale Contract, and it continues to believe, that the Asset Sale was fair and reasonable and in the best interest of the registrant and its shareholders. The registrant further believes that the assertions in the Letter with respect to disclosure are untrue or regard matters which are either immaterial or have been properly disclosed in the Proxy Statement with respect to the March 6, 2001 special meeting of shareholders. The defendants have not yet responded to the complaints.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of securityholders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED SHAREHOLDER MATTERS.

MARKET PRICE AND DIVIDEND RECORD

                                                                                          DIVIDENDS
                                                                 HIGH         LOW         DECLARED
                                                                ------       ------       ---------
2000 Quarters Ended
  December 31...............................................    $    2 13/16 $    2 1/4        --
  September 30..............................................         3 1/16       2 1/4        --
  June 30...................................................         3 1/16       2 1/4        --
  March 31..................................................         5            2 7/16   $1.124
                                                                                          --------
                                                                                           $1.124
                                                                                           ======
1999 Quarters Ended
  December 31...............................................    $    5 1/16  $    4 3/4     $.155
  September 30..............................................         5 3/8        4 5/8      .155
  June 30...................................................         5 1/16       4            --
  March 31..................................................         5 15/16      3 15/16      --
                                                                                          --------
                                                                                            $ .31
                                                                                           ======

     The Trust's shares are traded on the New York Stock Exchange (Ticker
Symbol: FUR). As of December 31, 2000, there were 2,625 recordholders of the Trust's shares of beneficial interest. The Trust estimates the total number of beneficial owners at approximately 8,000.

ITEM 6.  SELECTED FINANCIAL DATA

     For the years ended December 31, (In thousands, except per share data and footnotes)

                                                               1996        1997        1998        1999        2000
                                                             --------    --------    --------    --------    --------
OPERATING RESULTS
Revenues.................................................    $ 81,867    $110,539    $148,062    $120,774    $ 67,265
Income (loss) before unrealized loss on carrying value of
  assets identified for disposition and impaired assets,
  capital gains, net, extraordinary loss, loss from
  discontinued operations and preferred dividends(1),
  (2), (3), (4)..........................................       1,681       7,278     (27,769)    (12,494)    (10,632)
Unrealized loss on carrying value of assets identified
  for disposition and impaired assets(3).................          --          --     (36,000)     (9,800)    (19,150)
Capital gains, net.......................................          --       1,468      10,346      28,334      76,114
Income (loss) before extraordinary loss, loss from
  discontinued operations and preferred dividends(1),
  (2), (3), (4)..........................................       1,681       8,746     (53,423)      6,040      46,332
Extraordinary loss from early extinguishment of
  debt(4)................................................        (286)       (226)     (2,399)     (5,508)     (6,065)
Loss from discontinued operations(1).....................          --      (2,844)    (27,696)     (6,836)         --
Net income (loss) before preferred dividend..............       1,395       5,676     (83,518)     (6,304)     40,267
Net income (loss) applicable to shares of beneficial
  interest...............................................         550         845     (86,517)     (9,137)     37,817
Dividends declared for shares of beneficial interest.....       7,684      11,651       3,478      13,166       6,583
Per share of beneficial interest
Income (loss) before extraordinary loss and loss from
  discontinued operations, basic(1), (2), (3), (4).......    $   0.05    $   0.16    $  (1.83)   $   0.08    $   1.07
Extraordinary loss from early extinguishment of debt,
  basic(4)...............................................       (0.02)      (0.01)      (0.08)      (0.14)      (0.15)
Loss from discontinued operations, basic(1)..............          --       (0.12)      (0.90)      (0.18)         --
Net income (loss) applicable to shares of beneficial
  interest, basic........................................        0.03        0.03       (2.81)      (0.24)       0.92
Income (loss) before extraordinary loss and loss from
  discontinued operations, diluted(1), (2), (3), (4).....    $   0.05    $   0.16    $  (1.83)   $   0.08    $   0.98
Extraordinary loss from early extinguishment of debt,
  diluted(4).............................................       (0.02)      (0.01)      (0.08)      (0.14)      (0.13)
Loss from discontinued operations, diluted(1)............          --       (0.12)      (0.90)      (0.18)         --
Net income (loss) applicable to shares of beneficial
  interest, diluted......................................        0.03        0.03       (2.81)      (0.24)       0.85
Dividends declared per share of beneficial interest......        0.44        0.44        0.11        0.31       0.155
FINANCIAL POSITION AT YEAR END
  Total assets...........................................    $413,054    $734,984    $742,623    $502,792    $462,598
  Long-term obligations(5)...............................     254,868     458,637     357,580     207,589     171,310
  Total equity...........................................     124,957     235,310     150,696     169,710     120,383
OTHER DATA
Net cash provided by (used for)
  Operations.............................................    $ 11,085    $ 15,940    $  5,919    $  9,409    $  8,300
  Investing..............................................     (47,002)   (112,233)    (52,429)    112,089     (97,148)
  Financing..............................................      35,466     110,124      72,781    (109,128)     57,310
Funds from (used in) operations before preferred
  dividend(6)............................................      16,855      25,981     (10,785)     10,726         875
Funds from (used in) operations after preferred
  dividend(6)............................................      16,010      21,150     (13,784)      7,894      (1,575)

     This Selected Financial Data should be read in conjunction with the Combined Financial Statements and Notes thereto.

(1) The results of Impark have been classified as discontinued operations for 1997, 1998, 1999 and 2000, as Impark was spun off to the shareholders of the Trust in 2000. In 1998, Impark recognized a $15 million reduction of goodwill.

(2) In 1998, the loss before unrealized loss on carrying value of assets identified for disposition and impaired assets, capital gains, extraordinary loss, cumulative effect of accounting change, loss from discontinued operations and preferred dividend included expenses of $17.6 million related to the proxy contest and the resulting change in the composition of the Trust's Board of Trustees.

(3) In 1998, the Trust recognized $36 million in losses on the carrying value of properties identified for disposition. In 1999, the Trust recognized $9.8 million in losses on the carrying value of assets identified for disposition. In 2000, the Trust recognized $19.2 million in losses on the carrying value of properties identified for disposition.

(4) In 1996 and 1997, the Trust renegotiated its bank credit agreements, resulting in a $286,000 and $226,000 charge, respectively, related to the write-off of unamortized costs. In 1998, the Trust repaid approximately $87.5 million of its 8 7/8% Senior Notes resulting in $1.6 million in unamortized issue costs and solicitation fees being expensed. Also, in 1998, the Trust renegotiated its bank agreement and a $90 million note payable resulting in $.8 million of deferred costs being expensed. In 1999, the Trust repaid $46 million in mortgage debt resulting in a prepayment penalty of $5.5 million. In 2000, the Trust repaid a $10.6 million deferred obligation resulting in a prepayment penalty of $3.1 million and also recognized an extraordinary loss on the early extinguishment of debt of $2.4 million in connection with the sale of Crossroads Mall and $.6 million in connection with the sale of the Huntington Garage.

(5) Included in long-term obligations are senior notes and mortgage loans. Bank loans are classified as long-term for 1996 and 1997.

(6) Funds from operations (FFO) is calculated as income (loss) before capital gains, extraordinary loss, cumulative effect of accounting changes and after discontinued operations, both before and after the preferred dividend, plus noncash charges for depreciation and amortization for both the Trust and the joint venture, less depreciation and amortization of debt issuance costs and other corporate assets. In 2000, 1999 and 1998, FFO is calculated before the $19.2 million, $9.8 million and $36 million loss on the carrying value of assets identified for sale, respectively, and in 1998, before the $15 million loss on impaired goodwill.

     FFO is used by industry analysts as a measure of performance of equity REITs and as a basis for comparison among REITs. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles. FFO is not an alternative to net income or cash flow from operating, investing and financing activities. The Trust's calculation of FFO may not be comparable to FFO of other REITs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

     In March 2000, the Trust distributed all of the common stock of Imperial to its shareholders. One share of Imperial common stock was distributed for every 20 Trust common shares of beneficial interest held on March 20, 2000. Approximately 2.1 million shares of Imperial common stock were distributed. As part of the spin-off, the Trust repaid Impark's bank credit facility of approximately $24.2 million, contributed to Imperial approximately $7.5 million of cash, its 14 Canadian parking properties and $6.7 million for a parking development located in San Francisco, California. The Trust also provided a secured line of credit for $8 million to Imperial. The unused line of credit expired on September 27, 2000. Imperial's common stock is listed on the American Stock Exchange under the symbol "IPK". The Company retained ownership of Ventek, formerly a manufacturing subsidiary of Impark. The Trust has performance guarantees outstanding for Ventek's manufacture and installation of transit ticket vending equipment. The guarantees of $5.3 million and $6.2 million expire over the next two to three years based upon the completion dates to be determined under the terms of the contracts. No amounts have been drawn against these guarantees.

     The Trust also adjusted the conversion price with respect to its Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Preferred Shares"). The conversion price of the Preferred Shares has been decreased to $5.0824 per common share (equivalent to a conversion rate of 4.92 common shares for each Preferred Share) in connection with the distribution of the Imperial shares, in accordance with the provisions of the documents establishing the terms of the Preferred Shares.

     For tax reporting purposes, the Trust will take a dividend deduction of $19.375 per share for the approximately 2.1 million shares of Imperial common stock distributed to the shareholders.

     The Trust amended the employment agreements of each of Messrs. Friedman and Schonberger and Ms. Zahner (each, an "Executive"). The amended agreements provided that after (i) the Imperial spin-off and (ii) a sale or financing of Park Plaza Mall (the "Park Plaza Financing"), each Executive may terminate his/her employment with the Trust on or after June 1, 2000, and then shall be entitled to receive a severance payment from First Union of $1,001,000 for Mr. Friedman and $630,000 for each of Mr. Schonberger and Ms. Zahner. The Imperial spin-off and the Park Plaza Financing occurred and on June 1, each Executive terminated his/her employment agreement and received the severance payment. The amended employment agreements also provided, among other things, that the options held by the Executives with exercise prices of $8.50 and $6.50 shall be canceled and that each Executive may invest in other businesses, provided that the Executive first offers such opportunity to the Trust. Finally, the amended employment agreements provided that (A) two of the Executives, Messrs. Friedman and Schonberger, will receive options to purchase shares of Imperial and (B) the Trust will pay Ms. Zahner an additional cash payment of $110,000.

     Simultaneously with the execution of the amended employment agreements, the Trust entered into an asset management agreement (as amended, the "Agreement") with Radiant Partners, LLC (the "Management Company"), which is owned and controlled by the Executives. The Agreement became effective upon the termination of employment of the Executives and the Trust became externally managed. While the Agreement was in effect, the Management Company was responsible for conducting and overseeing the business and financial affairs of the Trust. As compensation for its services, the Management Company was entitled to an annual fee of $1,500,000 and an incentive fee equal to 10% of (A) the aggregate of all distributions, other than the Impark spin-off, in respect of a single common share of the Trust, first made after March 1, 2000, which exceeds $4.60 per share, multiplied by (B) the number of the Trust common shares in respect of which such distributions are made. Pursuant to the Agreement, if the Trust terminates the Agreement, under certain conditions, then the Management Company would also receive a termination payment of between $500,000 and $750,000. In connection with the asset sale discussed below, the agreement was amended, whereby the Management Company will continue to manage the Trust's remaining properties for $250,000 per year for two years and will receive no incentive compensation.

     In March 2001, the Trust sold a significant portion of its remaining real estate assets (the "Purchased Assets") to an affiliate of Radiant Partners LLC for an aggregate sales price of $205 million. At the closing of this transaction, the sale price of $205 million was reduced by $20.6 million, which was the net sales price realized by the Trust from the sale of the Huntington Garage which was sold in December 2000 to another party and which was part of the aggregate sales price of $205 million. The Huntington Garage property was among those that Radiant agreed to acquire from the Trust. Radiant and the Trust had agreed that the Trust was permitted to sell the Huntington Garage property to a third party and that Radiant would receive a credit towards the $205 million purchase price equal to the net sales price realized by the Trust from the sale of the Huntington Garage.

     The assets purchased by Radiant consisted of the following:

     -- 55 Public Square and CEI Office Buildings -- Cleveland, Ohio

     -- 55 Public Square Garage -- Cleveland, Ohio

     -- West Third Street Parking Lot -- Cleveland, Ohio

     -- North Valley Tech Center -- Thornton, Colorado

     -- Two Rivers Business Center -- Clarksville, Tennessee

     -- Westgate Town Center -- Abilene, Texas

     -- Pecanland Mall -- Monroe, Louisiana

     -- Long Street Garage -- Columbus, Ohio

     -- Madison and Wells Garage -- Chicago, Illinois

     -- Printers Alley Garage -- Nashville, Tennessee

     -- 5th and Marshall Garage -- Richmond, Virginia

     -- Club Associates' note receivable, face amount of approximately $1.5 million

     -- Ancillary assets including furniture, fixtures and equipment, and reserve and escrow accounts related to the Purchased Assets

     -- Net operating income from all of the Purchased Assets from June 1, 2000 less (a) debt service on the Purchased Assets, (b) capital expenditures committed subsequent to May 9, 2000 and (c) 66.6% of asset management fees paid to the Management Company from June 1, 2000 until the closing of the transaction

     The Trust retained ownership of the following assets:

     -- Unrestricted cash and Treasury bills

     -- Convertible preferred investment in HQ

     -- Severance and prior trustees escrow account

     -- Park Plaza Mall -- Little Rock, Arkansas

     -- Circle Tower -- Indianapolis, Indiana

     -- Peachtree Mall legal claim

     In addition, the Company retained ownership of Ventek.

     The Trust remains liable for the following obligations:

     -- 8.4% convertible preferred shares; $24,620,000 approximate face amount

     -- 8.875% publicly traded senior notes; $12,500,000 approximate face amount

     -- Dallas management office lease (the Trust has sub-leased this space)

     -- Certain liabilities arising out of the Purchased Assets arising prior to June 1, 2000, except for certain potential liabilities of the Westgate Town Center

     -- Corporate expenses and liabilities not related to the Purchased Assets
        (including the Ventek guarantee)

     -- Property level mortgage debt on retained assets

     -- Other ordinary course liabilities

     The aggregate purchase price of the Purchased Assets was $205 million. The Trust received approximately $193 million in aggregate consideration for the Purchased Assets after the payment of expenses, and net operating income and other adjustments, but not including operating income and expense prorations. Of the approximately $193 million, approximately $63 million was in cash, $7 million was in the form of a bridge loan and approximately $123 million was for the assumption or repayment of mortgage indebtedness on the Purchased Assets. The $7 million bridge loan has a four month term, with an option to extend the term for two months. The interest rate on the loan is 11% per annum and is secured by cross-collateralized first mortgages on two properties. Payments of interest only are payable in monthly installments commencing April 1, 2001 through and including July 1, 2001. The loan may be extended by the borrower through September 1, 2001 at an interest rate of 15% per annum, at which time all principal and accrued interest shall be payable. Prepayment of the loan is permitted without penalty only by payment of the entire principal balance and accrued interest at time of prepayment or based upon specified release terms, as defined. The Trust expects to recognize a capital gain of approximately $30 million from the sale during the first quarter of 2001. The Trust had previously recorded in December of 2000 a $19.2 million unrealized loss on the carrying value of certain of the Purchased Assets.

     In February 2001, in accordance with the Radiant sales agreement, the Trust amended the mortgage loan on the North Valley Tech Center property to provide for an additional $6.5 million of financing. Radiant assumed this obligation at closing and in accordance with the sales agreement received a credit for the net cash proceeds of this loan received by the Trust.

     In December 2000, the Trust sold the Huntington Garage for $21.3 million, of which approximately $7.7 million was applied against the first mortgage debt on the garage. The Trust recognized a gain on the sale of approximately $16.1 million, less an extraordinary loss on early extinguishment on debt of approximately $.6 million.

     In August 2000, the Trust received approximately $2.4 million representing its 50% non-controlling ownership interest in the net proceeds from the sale of Temple Mall. The Trust accounted for its interest in Temple Mall as an investment in a joint venture using the equity method of accounting. The Trust recognized a gain from the investment in the joint venture of approximately $1.2 million during 2000. Temple Mall was sold for approximately $25.7 million, of which approximately $19.5 million was applied against the first mortgage debt on the mall. In addition, Temple Mall repaid its $1.2 million note payable to the Trust from cash reserves.

     In April 2000, the Trust sold Crossroads Center Mall for $80.1 million, of which approximately $78.1 million was applied against a loan payable to the purchaser, the assumption of the first mortgage debt and other liabilities of the mall. The Trust recognized a gain on the sale of approximately $58.7 million, less an extraordinary loss on early extinguishment of debt of approximately $2.4 million.

     The Trust is in the process of exploring alternative uses for the net cash proceeds received from the property sales, including, without limitation:

     -- Acquisition of interests in real estate or non-real estate assets or businesses;

     -- Implementing or continuing a common or preferred share repurchase or similar program;

     -- Distributing all or a portion of such net proceeds to the shareholders including, but not necessarily limited to, amounts required to satisfy certain REIT distribution requirements resulting from previous asset sales and net income in 2000, if any; and

     -- Making other new investments, including investments in REMICs to generate REIT-qualified income while maintaining liquidity.

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

     At the 1999 Special Meeting, shareholders approved an amendment to the Declaration of Trust providing authority to the Board of Trustees to effectuate, from time to time, reverse and forward splits of the Shares. The Board of Trustees of the Trust has considered a share combination or reverse split of the Shares (the "Reverse Split"), whereby shareholders would receive one Share for a number of Shares owned. A Reverse Split with respect to the Shares may be authorized by the Board of Trustees. The precise timing and ratio of any Reverse Split has not been determined.

     From September through December 2000, a restructuring of the Board of Trustees of the Trust occurred. Mr. Friedman, appointed Trustee in November 1998, and six of the nine nominees of Gotham who were elected as Trustees at the May 1998 Special Meeting resigned and three new persons were appointed Trustees. The current restructured Board is comprised of seven persons, four of whom own or are affiliated with entities that own significant amounts of Shares.

     The current Board is engaged in a process of considering alternatives for the strategic direction of the Trust, but has not determined to pursue any specific major strategic initiative. The following is a summary of activities that the Trust believes, based on discussions at the Board level, that it will consider:

     -- The Trust has explored various acquisition, investment and business combination transactions and will most likely continue to explore these transactions. These transactions may include, without limitation, the acquisition of assets in exchange for securities of the Trust and business combination transactions in which the Trust is not the surviving entity. Parties to these transactions may also include existing shareholders of the Trust or entities in which these shareholders have significant interests. The Trust believes that it will be a more attractive acquisition candidate due to the disposition of the Purchased Assets and the addition to its balance sheet of additional liquidity. However, there can be no assurance that any of these discussions will lead to any of these transactions occurring.

     -- The Trust may either continue or expand its share repurchase program.
        The Board recently authorized the expansion of the share repurchase program.

     -- The Trust will consider making new investments in operating assets, including investments in real estate or non-real estate assets or businesses.

     -- Although the Trust has retained a broker to solicit indications of interest in the purchase of the Park Plaza property, the Trust will likely continue to hold the two real estate properties that it owns Park Plaza, which is located in Little Rock, Arkansas and Circle Tower, which is located in Indianapolis, Indiana having a combined book value of $61.7 million as of December 31, 2000.

     The foregoing list of potential activities is not intended to be an exhaustive list and the Trust is committed to considering any reasonable proposal which could help the Trust achieve its long-term economic goals. The Board of Trustees has not determined whether or not to change the investment policies of the Trust concerning the types of assets in which it will make investments; however, the investment authority of the Trustees set forth in the Declaration of Trust was amended at the 1999 Special Meeting of Beneficiaries to modify the Trustees' prior investment limitations.

     The Trust, as one Plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Center. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the inverse condemnation suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California appeals court, which remanded the case to the trial court for further proceedings. The California Supreme Court refused to accept the appeal by the plaintiffs on the appellate court's decision. Accordingly, the Trust expensed $1.2 million in deferred legal fees which the earlier court ruling in favor of the Trust had allowed for recovery. After the remand of the case to the trial court, the Trust and the other plaintiffs determined to pursue a retrial before that court. The retrial of the litigation commenced in February 2001. The likelihood of success at the retrial of the Trust and the other plaintiffs depends on many factors, including the rulings on the applicable legal standards made by the appellate court. Accordingly, it is not possible to predict the likelihood of a favorable outcome at the retrial with any certainty. The Trust has been informed by the consulting firm retained by the Trust to evaluate its claims that the amount of its potential damage claims is in the order of magnitude of $33 million, plus attorney's fees and compounded market-rate interest from 1986, the time that the damage occurred; however, the Trust is unable to predict at this time whether or not it will recover any amount of its damage claims in this legal proceeding.

     On June 22, 2000, a complaint was filed in New York Supreme Court, County of New York, against the Trust, its trustees and certain former trustees, Radiant and its principals by a purported shareholder of the Trust in connection with the Asset Sale to Radiant (Brickell Partners v Friedman, et al.) ("Brickell Lawsuit"). On July 12, 2000, a complaint against the same defendants, making similar allegations, was commenced by another purported shareholder of the Trust in the Court of Commons Pleas of Cuyahoga County, Ohio (Donald Cunningham v Friedman, et al.). Both of these lawsuits are purported class actions brought on behalf of all shareholders of the Trust. In these complaints, plaintiffs allege that the terms of the asset sale were unfair and that the Trust's officers and trustees breached their fiduciary duties to the Trust's shareholders by agreeing to a transaction that failed to maximize shareholder value. Specifically, the lawsuits allege that Radiant, as a party to an asset management agreement between Radiant Partners, LLC and the Trust (the " Asset Management Agreement"), was made privy to inside information regarding the Trust's assets and this allowed Radiant to negotiate the purchase of the most valuable assets of the Trust at the lowest possible price, to the detriment of the Trust's shareholders. The complaints further allege that Radiant and the Trust were not engaging in arm's length negotiations and that Radiant was acting in its own self interest at the expense of the interests of the Trust's shareholders. Additionally, the complaints allege that Radiant had material conflicts of interest. The lawsuits sought preliminary and permanent injunctive relief against the consummation of the asset sale, rescission of the Asset Sale if it were consummated and unspecified damages, costs and attorney's fees. The Trust has retained counsel with regard to these lawsuits and has given plaintiffs' counsel the opportunity to review documents concerning the background of the asset sale.

     On October 27, 2000, counsel to the Trust received a letter from plaintiff's counsel in the Brickell Lawsuit (the "Letter") stating that their analysis of the documents provided by the Trust indicated that the sale process, pricing, and disclosures of the Trust with respect to the proposed asset sale were all deficient and that the Brickell Lawsuit is meritorious. With respect to the sale process, the Letter asserted that the Trust did not respond to the proposal from a third party for certain of its assets being sold, leading plaintiff's counsel to believe that "there was never a level playing field" and that the registrant "impermissibly favor[ed] [Purchaser's] bid." The Letter further asserted that the alleged refusal to negotiate with this third party "cast doubt on whether [the Trust's] directors discussed its sale with any potential purchasers."

     The Letter further asserted that the preliminary proxy statement of the registrant filed September 22, 2000 with the Commission was inadequate because it failed to disclose the breakdown of the $205 million purchase price, the underlying financial information for the "Identified Acquisitions" or the methodologies used to determine their individual values. The Letter further asserted that the preliminary proxy statement made inadequate disclosures concerning the "Identified Acquisitions" with respect to the five parking garage properties. The Letter also asserted a failure to disclose the management agreements concerning those properties, any relationship between the operators and the registrant's largest shareholders and future benefits shareholders may receive from operation of the garages. A number of other disclosure failures were asserted, including failure to disclose the estimated net operating income from the purchased assets that would be transferred to Radiant as part of the asset sale, the value of the parking equipment allegedly to be transferred with the parking properties, the effect on the value of the registrant's stock if, after the Asset Sale, it fails to qualify as a REIT and is delisted from the NYSE, and the role of the registrant's largest shareholders in the Asset Sale and "what interests [they] may have going forward."

     Finally, the Letter asserted that the value to be received by the registrant in the asset sale is inadequate. The Letter estimated that $150 million of the proceeds are attributable to real estate assets, which the Letter estimated to have a basis as high as $225 million. The Letter did not refer to the support for this estimate. The Letter also asserted that "given the recent renaissance of most central business districts, [plaintiff's counsel] does not believe that these properties have done anything but appreciate significantly over the past two or three years and are undervalued," and that many of the subject properties are undergoing extensive rehabilitation and repositioning, which will increase future returns to be enjoyed by Radiant. The Letter further asserted that there should be complete disclosure about the properties, including appraisals by competent third parties.

     With respect to the allegations in the lawsuits, the registrant believed at the time the Board approved the Sale Contract, and it continues to believe, that the Asset Sale was fair and reasonable and in the best interest of the registrant and its shareholders. The registrant further believes that the assertions in the Letter with respect to disclosure are untrue or regard matters which are either immaterial or have been properly disclosed in the Proxy Statement with respect to the March 6, 2001 special meeting of shareholders. The defendants have not yet responded to the complaints.

LIQUIDITY AND CAPITAL RESOURCES

     Unrestricted and restricted cash decreased by approximately $33.9 million (from $57.8 million to $23.9 million) when comparing the balance at December 31, 2000 to the balance at December 31, 1999. The decrease in cash was primarily related to the Impark spin-off.

     The Trust's net cash provided by operating activities of $8.3 million and net cash provided by financing activities of $57.3 million was more than offset by the $97.1 million utilized for investing activities. Cash provided by financing activities included $101.0 million borrowed pursuant to reverse repurchase agreements which were utilized to purchase U.S. Treasury Bills and to invest in convertible preferred stock of HQ. The Trust invests its excess cash primarily in U.S. Treasury Bills. The Trust also obtained a $42.5 million non-recourse mortgage loan secured by the Trust's Park Plaza Mall property and a $7.5 million dollar mortgage loan secured by the Trust's Westgate Town Center property. Cash used in financing activities included $37.1 million of payments related to the Impark spin-off, $15.8 million of cash dividends, $10.6 million to pay a deferred obligation relating to the Huntington Garage, a $3.1 million penalty to prepay the deferred obligation, balloon mortgage payments of $8.6 million, $1.5 million of mortgage amortization and $15.2 million to repurchase common and preferred shares. Cash provided by investing activities consisted of the receipt of $3.9 million of principal on two mortgage investments, proceeds from the sale of fixed assets of $.2 million, net proceeds from the sale of real estate of $23.3 million and net proceeds from the sale of the Trust's joint venture interest in Temple Mall of $2.4 million. Cash utilized by investing activities consisted of the excess of purchases over sales of U.S. Treasury Bills of approximately $106 million, an investment in HQ for approximately $10 million and $11 million of improvements to properties.

     The Trust declared a dividend of $.5 million ($.525 per share) to Series A Cumulative Preferred Shareholders in the fourth quarter of 2000. The dividend was payable January 31, 2001 to shareholders of record at the close of business on December 31, 2000. The Trust also paid dividends of $.5 million ($.525 per share), $.7 million ($.525 per share) and $.7 million ($.525 per share) for the third, second and first quarters, respectively, to preferred shareholders. In addition to the Imperial distribution, the Trust paid a cash dividend for the first quarter of 2000 of $6.6 million ($.155 per share) to common shareholders in the second quarter of 2000. No dividend for the second, third or fourth quarter was declared with respect to the common shares. The Board of Trustees determined that, as of the end of each quarter, it was anticipated that based upon the Trust activities to date, the Trust would have made sufficient distributions to meet the REIT qualification requirements with respect to distributions provided in the Internal Revenue Code for year 2000 taxable income.

     During 2000, the Trust invested $11 million in capital and tenant improvements. The investment was made primarily for tenant improvements to continue to lease the former retail center located near Denver, Colorado (North Valley Tech Center), which was converted into an office technology center. In addition, the Trust incurred capital and tenant improvements at the 55 Public Square office building in Cleveland, Ohio, at the Two Rivers business center in Clarksville, Tennessee and for an anchor tenant store at Westgate Shopping Mall in Abilene, Texas.

     In January 2000, the Trust received $2.5 million from the Richmond Redevelopment and Housing Authority (the "Authority") to expand the Trust's garage located in Richmond, Virginia. If the Trust was unable to successfully complete the renovation or did not continue to provide an easement for a period of 84 years, all or a portion of the $2.5 million would have to be returned to the Authority. This property, and the liabilities associated with it, were among those that were purchased and assumed by Radiant.

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

     The Trust purchased a $100 million U.S. Treasury Bill with $35 million of the loan proceeds and an additional $65 million of borrowings utilizing a reverse repurchase agreement (the "Reverse Repo") with the U.S. Treasury Bill as collateral. At December 31, 2000, the Trust owned $200 million in face value of U.S. Treasury Bills (due on January 4, 2001) and owed $150 million in Reverse Repos. The U.S. Treasury Bills are classified as held to maturity. The interest rate on the Reverse Repos was 6.6% at December 31, 2000. The Reverse Repos outstanding at December 31, 2000 are included in notes payable. On January 4, 2001 the Trust used the proceeds of the U.S. Treasury Bills to repay the $150 million of Reverse Repos outstanding and re-invested $50 million in U.S. Treasury Bills.

     In May 2000, the Trust invested $10 million in convertible preferred stock and warrants issued by HQ. The convertible preferred stock which is being accounted for as an available-for-sale security, accrues a 13.5% "payment-in-kind" dividend which increases annually. A pay-in-kind dividend was declared by HQ at November 30, 2000. The shares and accrued dividends are convertible into common shares Management has determined that the fair value of the investment in convertible preferred stock is $7.3 million plus accrued dividends. The warrants allow the Trust to purchase shares of common stock for a nominal strike price and are valued at $2.7 million.

     In June 2000, the Trust repurchased, in a private transaction, an aggregate of 364,200 shares of its Series A cumulative redeemable preferred shares of beneficial interest from three institutional investors at a purchase price of $21.25 per share, for an aggregate cash consideration of $7,739,250. As a result of this transaction, there are presently 984,800 shares of Series A cumulative redeemable preferred shares of beneficial interest outstanding. The Trust also resumed its previously authorized common share repurchase program and began to repurchase shares of common stock in 2000. From June 28, 2000 through December 31, 2000, the Trust repurchased 2,775,125 common shares for an aggregate cash consideration of $7,430,834. As a result of these transactions, 39,696,604 common shares of beneficial interest were outstanding at December 31, 2000. During January and February 2001, the Trust has repurchased an additional 57,400 common shares for an aggregate cash consideration of $138,860.

     In September 2000, the Trust obtained a $7.5 million first mortgage loan secured by the Westgate Town Center property. The loan has an interest rate option, at the election of the Trust, of either the bank's prime rate plus .25% per annum or the adjusted LIBOR rate (as defined) plus 2.6%. The interest period of the LIBOR rate is to be designated by the Trust as either 30, 60 or 90 days. The interest rate at December 31, 2000 was approximately 9.0%. This property and the associated mortgage loan were among those that were purchased and assumed by Radiant.

     The anchor department store at the registrant's Park Plaza Mall located in Little Rock, Arkansas, owns its facilities and has an operating agreement with the registrant that expires in 2003. The registrant is aware of proposed construction of a new mall in the vicinity of the Park Plaza Mall. In the event that the new mall is approved and built, the anchor store at the Park Plaza Mall may decline to extend or renew its operating agreement and vacate its premises at the Park Plaza Mall. In the event the anchor store does not remain at the Park Plaza Mall, the value of the mall could be materially and adversely affected.

RESULTS OF OPERATIONS -- 2000 VERSUS 1999

     Net income applicable to common shares before discontinued operations for 2000 was $37.8 million as compared to a net loss before discontinued operations of $2.3 million for 1999. Net income before discontinued operations for 2000 included capital gains of $76.1 million compared to capital gains of $28.3 million in 1999. Capital gains for 2000 included $58.7 million related to the sale of Crossroads Mall, $1.2 million from the sale of the joint venture interest in Temple Mall, $16.1 million from the sale of the Huntington Garage and a net $.1 million from the sale of other assets. Capital gains for 1999 included $8.7 million from the sale of eight apartment complexes, $19.4 million from the sale of six shopping malls and one shopping center and $.2 million from the sale of six shopping malls in December 1999. Net income before discontinued operations for 2000 included a $3.1 million extraordinary loss from early extinguishment of debt relating to the payoff of the Trust's deferred obligation of $10.6 million, a $2.4 million loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Crossroads Mall and a $.6 million loss from early extinguishment of debt related to the sale of the Huntington Garage. Net loss before discontinued operations for 1999 included a $5.5 million extraordinary loss from early extinguishment of debt relating to mortgage debt repaid because it was cross collateralized with the mortgages on six shopping malls which were sold in December 1999. Net income before discontinued operations for 2000 included a $19.2 million impairment loss on certain of the assets which the Trust had agreed to sell to Radiant at a sales price that was less than net book value at December 31, 2000. The Purchased Assets were sold in March 2001. The Trust expects to recognize approximately a $30 million gain on the sale to Radiant during the first quarter of 2001. Net loss before discontinued operations for 1999 included a $9.8 million unrealized loss on the carrying value of assets identified for sale and impaired assets.

     Mortgage loan investment income declined when comparing 2000 to 1999. The decline in interest income was caused by the repayment of a mortgage investment during the first quarter of 2000.

     Short term investment income increased during 2000 as compared to 1999. The increase is due to the investment of proceeds received from the 1999 property sales and the leveraged purchase of U.S. Treasury Bills utilizing reverse repurchase agreements.

     Property net operating income, which is defined as rent less operating expenses and real estate taxes, decreased to $29.8 million in 2000 from $63.7 million in 1999. The decrease was attributable to the sale of properties in 1999 and the sale of Crossroads Mall in April 2000. Property net operating income for the properties in the portfolio in 2000 and 1999 increased by $.9 million. The increase was attributable to an increase in revenues of $1.2 million and a decrease in operating expenses of $.1 million which was partially offset by an increase in real estate taxes of $.4 million. Revenues increased by $1.2 million for properties in the portfolio in 2000 and 1999, primarily due to an increase in rental rates at Park Plaza and Two Rivers and an increase in occupancy at Westgate Town Center, Two Rivers and North Valley, which was partially offset by a decrease in occupancy at 55 Public Square. Operating expenses decreased slightly at various properties and real estate taxes primarily increased at Madison & Wells.

     Depreciation and amortization and mortgage loan interest expense decreased when comparing 2000 to the comparable period in 1999 primarily due to the sale of properties and the repayment of debt in 1999. With respect to the remaining properties, depreciation and amortization expense increased slightly due to the effect of improvements to properties. Mortgage interest expense declined with respect to the remaining properties, primarily due to the repayment and amortization of mortgage principal balances.

     Interest expense relating to bank loans and notes payable decreased due to the payoff of debt with the proceeds from property sales, which was partially offset by borrowings against U.S. Treasury Bills utilizing reverse repurchase agreements.

     General and administrative expenses decreased when comparing 2000 and the comparable period in 1999 primarily due to the decrease in payroll and related expenses.

     In addition, sales decreased by $1.1 million and cost of sales decreased by $.5 million at the Company's manufacturing facility. The net loss was $3.1 million for 2000 as compared to a net loss of $2.2 million in 1999 at the manufacturing facility. Operations remained relatively constant at the Trust's parking facilities.

RESULTS OF OPERATIONS -- 1999 VERSUS 1998

     Net loss applicable to common shares before discontinued operations for 1999 was $2.3 million as compared to a net loss before discontinued operations of $58.8 million for 1998. Net loss before discontinued operations for 1999 included $28.3 million of capital gains compared to $10.3 million in 1998. Capital gains for 1999 included $8.7 million from the sale of eight apartment complexes, $19.4 million from the sale of six shopping malls and one shopping center and $.2 million from the sale of six shopping malls in December 1999. In 1998, capital gains included the sale of land in Cleveland, OH for $1.7 million, recognition of a $7.7 million capital gain which had been deferred from a sale in 1982 when the Trust received a mortgage note as part of the sale consideration which was repaid in May 1998, and $.8 million from the sale of a forward exchange agreement.

     Net loss before discontinued operations for 1999 included a $9 million impairment loss which was recorded because the Trust entered into a contract in July 1999 to sell six shopping malls at a sales price that was less than net book value at June 30, 1999. The six malls were sold in December 1999. An additional $.8 million impairment loss was recorded in December 1999 for an asset expected to be sold within the next 12 to 18 months. Net loss before discontinued operations for 1998 included a $36 million impairment loss for impaired assets and assets held for sale.

     Net loss before discontinued operations for 1998 included a $2.2 million loss for a forfeited deposit for a property acquisition which was terminated, a $4.2 million expense due to lifting of restrictions on restricted shares which vested upon the change in the majority of the Board of Trustees in June 1998, a $3.4 million payment to the Trust's former chairman, president and chief executive officer, $3.7 million of severance expense, $4.8 million in proxy and litigation expenses, and $1.5 million in professional fees incurred to avoid a change in the composition of the Board of Trustees.

     The loss from discontinued operations for 1999 included a $1.7 million loss from Impark, the recognition of $1.8 million of unrealized currency losses from Impark because it is being reclassified as a discontinued operation and $3.3 million for the estimated net loss of Impark prior to the proposed spin-off in the first quarter of 2000 and estimated professional fees to accomplish the spin-off.

     Mortgage loan investment income declined when comparing 1999 to 1998. The decline in interest income was caused by the repayment of two mortgage investments in 1998.

     Short-term investment income increased during 1999 as compared to 1998. The increase is primarily from investing the net proceeds from the $62.9 million mortgage loans obtained in the third and fourth quarters of 1999 and approximately $18 million from the sale of a mall in Reading, PA, which was sold in July 1999.

     Property net operating income, which is defined as rent less operating expenses and real estate taxes, for 1999 decreased by $15.4 million when compared to the previous year. The decrease was primarily due to the sale of 27 properties in 1999 resulting in decreased property net operating income of $18.2 million. Property net operating income for properties in the portfolio in 1999 and 1998 increased by $2.2 million. The increase was attributed to the increased occupancy at the North Valley Tech Center and Westgate Town Center and increased results from parking properties due to a new contract with third-party operators. Additionally, four parking garages acquired during 1998 produced an additional $1 million in property net operating income on a non-comparable basis. Ventek, the Company's equipment manufacturing subsidiary, had a decrease in net operating income of $.2 million in 1999 compared to 1998. The 1999 year included approximately $2 million in write-offs of accounts receivable and inventory for a contract canceled during the fourth quarter of 1999. The 1998 year included approximately $1.8 million of non-recurring general and administrative costs incurred to expand business capabilities in anticipation of sales which did not occur.

     Notes payable interest expense increased while senior note interest decreased when comparing 1999 to 1998 because the Trust, in August 1998, repaid $87.5 million of 8 7/8% senior notes with a $90 million note payable. As noted previously, the $90 million note payable was repaid during the first seven months of 1999. The average note payable balance in 1998 was $90 million as compared to $53.1 in 1999. The average rate on the note was 9.875% per annum in 1998 and 13.5% per annum in 1999.

     Bank loan interest expense decreased when comparing 1999 to 1998. The decrease was primarily due to repayment of the Trust's bank facility in the second quarter of 1999 from property sales proceeds and a portion of the rights offering proceeds. Additionally, in June 1998 the Trust recorded $.6 million of bank covenant waiver fees as interest expense.

     General and administrative expenses declined $13.4 million when comparing 1999 to 1998. The decline is primarily the result of expenses recorded in 1998 that did not recur in 1999. These expenses included:

     - $3.4 million payment to the Trust's former chairman, president and chief executive officer due to his termination.

     - $4.2 million for the vesting of restricted shares upon the change in the majority of the Board of Trustees.

     - $2.2 million for a forfeited deposit for a property acquisition which was terminated.

     General and administrative expenses also declined due to reduced salary expense of $1.9 million when comparing 1999 to 1998 primarily as the result of staff reductions. The Trust in 1999 recorded $2.3 million of severance expense as compared to $3.7 million in 1998. Additionally, legal expense declined by $1.3 million when comparing 1999 to 1998 primarily as the result of completing the repayment of bank loans and the $90 million note payable in the middle of 1999. These decreases were offset by a $.7 million expense to record compensation expense for variable stock options in 1999.

     Depreciation and amortization expense for 1999 declined by $2.3 million when compared to 1998. The properties sold in 1999 resulted in reduced depreciation expense of $5.3 million when compared to 1998. This decrease is partially offset by increased depreciation expense of $1.3 million from improvements made primarily to the North Valley Tech Center and Westgate Town Center, $.2 million of amortization from mortgage loan costs for mortgages obtained in 1999, and $1.5 million in expense from the write-off of the unamortized computer system and home office equipment since the Trust outsourced its in-house accounting and property management functions effective January 1, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Trust believes that the effect of SFAS 133 on its financial statements will be immaterial.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Trust had entered into certain financing arrangements that required interest payments based on variable interest rates. As such, the combined financial statements were subject to changes in the market rate of interest. The fair value of financial instruments is determined by using the interest rate available in the current market for financial instruments with similar attributes, terms and conditions.

     The table below provides information about the Trust's financial instruments (exclusive of mortgages assumed or repaid in March 2001):

                                        AS OF DECEMBER 31, 2000
                                ---------------------------------------
                                        EXPECTED MATURITY DATES
                                         (AMOUNTS IN MILLIONS)
                                ---------------------------------------                          FAIR
                                 2001    2002     2003    2004    2005    THEREAFTER   TOTAL    VALUE
                                ------   -----   ------   -----   -----   ----------   ------   ------
LIABILITIES
MORTGAGE LOANS
Fixed rate....................  $   .3   $  .3   $   .3   $  .3   $  .4     $40.7      $ 42.3   $ 42.3
  Average interest rate.......   8.69%   8.69%    8.69%   8.69%   8.69%     8.69%
SENIOR NOTES
Fixed rate....................                   $ 12.5                                $ 12.5   $ 12.5
  Interest rate...............                   8.875%
NOTES PAYABLE (REVERSE REPO)
Note payable..................  $150.0                                      $  .1      $150.1   $150.1
  Interest rate...............    6.6%                                       7.5%

EXCHANGE RATE RISK

     The Trust and the Company do not have any foreign exchange rate risk as a result of the Impark spin-off in March 2000.

ITEM 8.  FINANCIAL STATEMENTS.

            FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

                            COMBINED BALANCE SHEETS
              AS OF DECEMBER 31, (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  2000         1999
                                                                ---------    ---------
ASSETS
Investments in real estate
  Land......................................................    $  45,692    $  53,028
  Buildings and improvements................................      227,691      271,223
                                                                ---------    ---------
                                                                  273,383      324,251
  Less -- Accumulated depreciation..........................      (68,507)     (75,161)
                                                                ---------    ---------
Total investments in real estate............................      204,876      249,090
Investment in joint venture.................................           --        1,786
Mortgage loans and notes receivable including current
  portion of $65 and $64, respectively......................        1,468        5,426
Other assets
  Cash and cash equivalents -- unrestricted.................       19,477       45,005
                             -- restricted..................        4,412       12,836
  Accounts receivable and prepayments, net of allowances of
     $772 and $496, respectively............................        5,386       10,386
  Investments...............................................      220,648      104,013
  Inventory.................................................        3,097        3,395
  Unamortized debt issue costs, net.........................        1,439        4,479
  Other.....................................................        1,795        1,629
  Net assets of discontinued operations.....................           --       64,747
                                                                ---------    ---------
     Total assets...........................................    $ 462,598    $ 502,792
                                                                =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loans, including current portion of $34,163 and
     $1,817, respectively...................................    $ 158,772    $ 195,051
  Notes payable.............................................      150,110       75,628
  Senior notes..............................................       12,538       12,538
  Accounts payable and accrued liabilities..................       18,040       37,776
  Deferred obligation.......................................           --       10,579
  Deferred items............................................        2,755        1,510
                                                                ---------    ---------
     Total liabilities......................................      342,215      333,082
                                                                ---------    ---------
Shareholders' equity
  Preferred shares of beneficial interest, $25 liquidation
     preference, 2,300,000 shares authorized, 984,800 and
     1,349,000 shares outstanding in 2000 and 1999..........       23,171       31,737
  Shares of beneficial interest, $1 par, unlimited
     authorized, 39,697,000 and 42,472,000 shares,
     outstanding in 2000 and 1999...........................       39,697       42,472
  Additional paid-in capital................................      214,336      218,831
  Undistributed loss from operations........................     (156,821)    (123,322)
  Deferred compensation.....................................           --           (8)
                                                                ---------    ---------
       Total shareholders' equity...........................      120,383      169,710
                                                                ---------    ---------
       Total liabilities and shareholders' equity...........    $ 462,598    $ 502,792
                                                                =========    =========

        The accompanying notes are an integral part of these statements.

            FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

                       COMBINED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED DECEMBER 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2000       1999       1998
                                                               --------   --------   --------
Revenues
  Rents.....................................................   $ 49,603   $109,839   $138,958
  Sales.....................................................      5,556      6,643      5,170
  Interest
    -- Mortgage loans.......................................        229        463      1,211
    -- Short-term investments...............................     11,091      2,649      1,337
    -- Investments..........................................         --         --        302
  Dividends.................................................        788         --         --
  Equity in (loss) income from joint venture................       (182)        64        148
  Other income..............................................        180      1,116        936
                                                               --------   --------   --------
                                                                 67,265    120,774    148,062
                                                               --------   --------   --------
Expenses
  Property operating........................................     14,448     36,224     47,618
  Cost of goods sold........................................      8,156      8,670      7,008
  Real estate taxes.........................................      5,348      9,937     12,453
  Depreciation and amortization.............................     12,580     25,331     27,603
  Interest
    -- Mortgage loans.......................................     17,137     28,264     29,032
    -- Notes payable........................................      7,754      4,232      3,757
    -- Senior notes.........................................      1,113      1,113      5,856
    -- Bank loans and other.................................         --      4,833      9,552
  General and administrative................................     11,361     14,664     28,104
  Litigation and proxy......................................         --         --      4,848
  Unrealized loss on carrying value of assets identified for
    disposition and impaired assets.........................     19,150      9,800     36,000
                                                               --------   --------   --------
                                                                 97,047    143,068    211,831
                                                               --------   --------   --------
Loss before capital gains, extraordinary loss, loss from
  discontinued operations and preferred dividend............    (29,782)   (22,294)   (63,769)
  Capital gains, net........................................     76,114     28,334     10,346
  Extraordinary loss from early extinguishment of debt......     (6,065)    (5,508)    (2,399)
  Loss from discontinued operations.........................         --     (6,836)   (27,696)
                                                               --------   --------   --------
Net income (loss) before preferred dividend.................     40,267     (6,304)   (83,518)
  Preferred dividend........................................     (2,450)    (2,833)    (2,999)
                                                               --------   --------   --------
Net income (loss) applicable to shares of beneficial
  interest..................................................   $ 37,817   $ (9,137)  $(86,517)
                                                               ========   ========   ========
Per share data
Income (loss) before extraordinary loss and loss from
  discontinued operations, basic............................   $   1.07   $   0.08   $  (1.83)
Extraordinary loss from early extinguishment of debt,
  basic.....................................................      (0.15)     (0.14)     (0.08)
Loss from discontinued operations, basic....................         --      (0.18)     (0.90)
                                                               --------   --------   --------
Net income (loss) applicable to shares of beneficial
  interest, basic...........................................   $   0.92   $  (0.24)  $  (2.81)
                                                               ========   ========   ========
Income (loss) before extraordinary loss and loss from
  discontinued operations, diluted..........................   $   0.98   $   0.08   $  (1.83)
Extraordinary loss from early extinguishment of debt,
  diluted...................................................      (0.13)     (0.14)     (0.08)
Loss from discontinued operations, diluted..................         --      (0.18)     (0.90)
                                                               --------   --------   --------
Net income (loss) applicable to shares of beneficial
  interest, diluted.........................................   $   0.85   $  (0.24)  $  (2.81)
                                                               ========   ========   ========
Basic weighted average shares...............................     41,758     38,827     30,772
                                                               ========   ========   ========
Diluted weighted average shares.............................     47,499     38,836     31,015
                                                               ========   ========   ========
Combined Statements of Comprehensive Income (Loss)
Net income (loss)...........................................   $ 37,817   $ (9,137)  $(86,517)
  Other comprehensive income (loss):
    Available for sale securities...........................         --         --         66
    Foreign currency translation adjustment.................         --      2,117     (1,305)
                                                               --------   --------   --------
    Comprehensive income (loss).............................   $ 37,817   $ (7,020)  $(87,756)
                                                               ========   ========   ========

        The accompanying notes are an integral part of these statements.

            FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT FOOTNOTES)

                                     PREFERRED                               UNDISTRIBUTED
                                     SHARES OF    SHARES OF    ADDITIONAL    INCOME (LOSS)
                                     BENEFICIAL   BENEFICIAL    PAID-IN           FROM         UNDISTRIBUTED     DEFERRED
                                      INTEREST     INTEREST     CAPITAL     OPERATIONS(1)(2)   CAPITAL GAINS   COMPENSATION
                                     ----------   ----------   ----------   ----------------   -------------   ------------
Balance December 31, 1997.........    $ 54,109     $ 28,179     $170,567       $ (25,973)        $ 14,949        $(5,643)
 Net loss before preferred
   dividend.......................                                               (83,518)
 Dividends paid on shares of
   beneficial interest
   ($.11/share)...................                                                (3,478)
 Dividends paid or accrued on
   preferred shares
   ($2.10/share)..................                                                (2,999)
 Conversion of preferred shares...     (22,372)       3,144       19,228
 Shares sold under long-term
   incentive ownership plan and
   share option agreements........                      373        2,623
 Restricted shares issued.........                      343        4,632                                          (4,975)
 Restricted shares forfeited......                     (453)      (5,147)                                          5,600
 Shares purchased.................                     (170)      (1,660)
 Issuance of 500,000 stock
   warrants.......................                                   436
 Deferred compensation related to
   restricted shares..............                                                                                   312
 Vesting of restricted shares.....                                                                                 4,706
 Foreign currency translation
   adjustment.....................
 Available for sale securities....
                                      --------     --------     --------       ---------         --------        -------
Balance December 31, 1998.........      31,737       31,416      190,679        (115,968)          14,949             --
 Net loss before preferred
   dividend.......................                                                (6,304)
 Dividends paid or accrued on
   shares of beneficial interest
   ($.31/share)...................                                                                (13,166)
 Dividends paid or accrued on
   preferred shares
   ($2.10/share)..................                                                (1,050)          (1,783)
 Sale of 12,549,445 shares of
   beneficial interest............                   12,549       33,927
 Shares purchased.................                   (1,506)      (6,485)
 Compensation on variable stock
   options........................                                   666
 Restricted shares issued.........                       18           62                                             (80)
 Restricted shares canceled.......                       (5)         (18)                                             23
 Deferred compensation related to
   restricted shares..............                                                                                    49
 Foreign currency translation
   adjustment.....................
                                      --------     --------     --------       ---------         --------        -------
Balance December 31, 1999.........      31,737       42,472      218,831        (123,322)              --             (8)
 Net income before preferred
   dividend.......................                                                40,267
 Dividends paid or accrued on
   shares of beneficial interest
   ($.155/share)..................                                                (6,583)
 Dividends paid or accrued on
   preferred shares
   ($2.10/share)..................                                                (2,450)
 Shares purchased.................      (8,566)      (2,775)      (3,829)
 Compensation on variable stock
   options........................                                  (666)
 Spinoff of Impark................                                               (64,733)
 Deferred compensation related to
   restricted shares..............                                                                                     8
                                      --------     --------     --------       ---------         --------        -------
Balance December 31, 2000.........    $ 23,171     $ 39,697     $214,336       $(156,821)        $     --        $    --
                                      ========     ========     ========       =========         ========        =======

                                                   FOREIGN
                                    AVAILABLE     CURRENCY
                                     FOR SALE    TRANSLATION
                                    SECURITIES   ADJUSTMENT
                                    ----------   -----------
Balance December 31, 1997.........     $(66)       $  (812)
 Net loss before preferred
   dividend.......................
 Dividends paid on shares of
   beneficial interest
   ($.11/share)...................
 Dividends paid or accrued on
   preferred shares
   ($2.10/share)..................
 Conversion of preferred shares...
 Shares sold under long-term
   incentive ownership plan and
   share option agreements........
 Restricted shares issued.........
 Restricted shares forfeited......
 Shares purchased.................
 Issuance of 500,000 stock
   warrants.......................
 Deferred compensation related to
   restricted shares..............
 Vesting of restricted shares.....
 Foreign currency translation
   adjustment.....................                  (1,305)
 Available for sale securities....       66
                                       ----        -------
Balance December 31, 1998.........       --         (2,117)
 Net loss before preferred
   dividend.......................
 Dividends paid or accrued on
   shares of beneficial interest
   ($.31/share)...................
 Dividends paid or accrued on
   preferred shares
   ($2.10/share)..................
 Sale of 12,549,445 shares of
   beneficial interest............
 Shares purchased.................
 Compensation on variable stock
   options........................
 Restricted shares issued.........
 Restricted shares canceled.......
 Deferred compensation related to
   restricted shares..............
 Foreign currency translation
   adjustment.....................                   2,117
                                       ----        -------
Balance December 31, 1999.........       --             --
 Net income before preferred
   dividend.......................
 Dividends paid or accrued on
   shares of beneficial interest
   ($.155/share)..................
 Dividends paid or accrued on
   preferred shares
   ($2.10/share)..................
 Shares purchased.................
 Compensation on variable stock
   options........................
 Spinoff of Impark................
 Deferred compensation related to
   restricted shares..............
                                       ----        -------
Balance December 31, 2000.........     $ --        $    --
                                       ====        =======

---------------

(1) Includes the balance of cumulative undistributed net loss of First Union Management, Inc. of $36,077,000, $46,936,000 and $8,588,000 as of December
     31, 1998, 1999 and 2000, respectively

(2) Cumulative distributions in excess of the Trust's net income from inception are approximately $11,000,000.

        The accompanying notes are an integral part of these statements.

            FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, (IN THOUSANDS)

                                                                   2000          1999         1998
                                                                -----------    ---------    --------
Cash provided by (used for) operations
  Net income (loss) before preferred dividend and loss from
    discontinued operations.................................    $    40,267    $     532    $(55,822)
  Adjustments to reconcile net income (loss) before
    preferred dividend and loss from discontinued operations
    to net cash provided by operations
    Depreciation and amortization...........................         12,580       25,331      27,603
    Extraordinary loss from early extinguishment of debt....          6,065        5,508       2,399
    Capital gains, net......................................        (76,114)     (28,334)    (10,346)
    Loss on carrying value of assets identified for
      disposition and impaired assets.......................         19,150        9,800      36,000
    Vesting of restricted shares............................             --           --       4,184
    Increase (decrease) in deferred items...................          2,409         (500)       (941)
    Net changes in other assets and liabilities.............          3,942       (2,928)      2,842
                                                                -----------    ---------    --------
        Net cash provided by operations.....................          8,299        9,409       5,919
                                                                -----------    ---------    --------
    Cash provided by (used for) investing
      Repayment of mortgage investment and note
        receivable..........................................             --           --      25,045
      Principal received from mortgage investments..........          3,881           82         139
      Net proceeds from sales of real estate................         23,325      227,508       6,507
      Proceeds from sale of fixed assets....................            175           --          --
      Proceeds from sale of investment in joint venture.....          2,410           --          --
      Purchase of investments...............................     (1,519,627)    (104,013)     (1,771)
      Sale of investments...................................      1,403,668           --      15,141
      Investments in properties.............................             --           --     (63,022)
      Deposit for property acquisitions.....................             --           --        (170)
      Investment in Impark, net of cash acquired............             --           --     (11,195)
      Investments in capital and tenant improvements........        (10,980)     (11,488)    (23,103)
                                                                -----------    ---------    --------
        Net cash (used for) provided by investing...........        (97,148)     112,089     (52,429)
                                                                -----------    ---------    --------
    Cash provided by (used for) financing
      (Decrease) increase in bank loans.....................             --     (101,000)     55,900
      Increase (decrease) in notes payable..................        100,982      (41,000)     90,000
      Increase in mortgage loans............................         50,000       66,689      30,000
      Repayment of mortgage loans -- Normal payments........         (1,477)      (3,463)     (3,951)
                               -- Balloon payments..........         (8,613)     (49,548)       (468)
      Mortgage prepayment penalties.........................           (514)      (5,846)         --
      Payment of deferred obligation........................        (10,579)          --          --
      Deferred obligation repayment penalty.................         (3,092)          --          --
      Payments for Impark spin-off..........................        (37,087)          --          --
      Repayment of senior notes.............................             --           --     (87,462)
      Purchase of First Union common shares.................         (7,431)      (7,989)     (1,830)
      Purchase of First Union preferred shares..............         (7,739)          --          --
      Income from variable stock options....................           (666)          --          --
      Sale and employee option exercises of First Union
        shares..............................................             --       46,476       2,996
      Sale of hedge agreement...............................             --           --         825
      Debt issue costs paid.................................           (666)      (4,031)     (3,320)
      Dividends paid on shares of beneficial interest.......        (13,166)      (6,583)     (6,577)
      Dividends paid on preferred shares of beneficial
        interest............................................         (2,641)      (2,833)     (3,332)
                                                                -----------    ---------    --------
        Net cash provided by (used for) financing...........         57,311     (109,128)     72,781
                                                                -----------    ---------    --------
    (Decrease) increase in cash and cash equivalents from
      continuing operations.................................        (31,538)      12,370      26,271
    Cash and cash equivalents at beginning of year..........         57,841       45,175      16,864
                                                                -----------    ---------    --------
    Cash and cash equivalents at end of year................         26,303       57,545      43,135
    Change in cash from discontinued operations.............         (2,414)         296       2,040
                                                                -----------    ---------    --------
    Cash and cash equivalents at end of year, including
      discontinued operations...............................    $    23,889    $  57,841    $ 45,175
                                                                ===========    =========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................    $    26,165    $  39,847    $ 51,400
                                                                ===========    =========    ========
SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Discontinued non-cash net assets charged to dividends
  paid......................................................    $    64,747    $      --    $     --
                                                                ===========    =========    ========
Transfer of mortgage loan obligations in connection with
  real estate sales.........................................    $    76,189    $ 163,700    $     --
                                                                ===========    =========    ========

        The accompanying notes are an integral part of these statements.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Union Real Estate Equity and Mortgage Investments ("Trust") and First Union Management, Inc. ("Company") are in the real estate and parking and transit ticket equipment manufacturing industries with properties and operations in the United States. The accounting policies of the Trust and Company conform to generally accepted accounting principles and give recognition, as appropriate, to common practices within the real estate, parking and manufacturing industries.

     Under a trust agreement, the common shares of the Company are held for the benefit of the shareholders of the Trust. Accordingly, the financial statements of the Company and Trust have been combined. Additionally, the Company owned voting control of Imperial Parking Limited ("Impark"). Impark operates parking facilities throughout Canada. In March 2000, the Trust entered into a plan of settlement and a plan of reorganization with a number of its affiliated companies which resulted in a transfer of the assets of Impark to a subsidiary of the Trust, Imperial Parking Corporation, a Delaware corporation ("Imperial"). In March 2000, the Trust distributed all common stock of Imperial to its shareholders. The financial information for 2000, 1999 and 1998 classifies the Canadian parking business as "discontinued operations."

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     The Trust's properties were leased to the Company through February 28, 1999. From March 1, 1999 through December 31, 1999 the Trust was self-managed. Beginning January 1, 2000, the Trust outsourced the management function to third parties.

     At December 31, 2000 and 1999, buildings and improvements included $1.0 million and $1.2 million of equipment, respectively. Equipment is depreciated over useful lives of five to ten years.

     Tenant leases generally provide for billings of certain operating costs and retail tenant leases generally provide for percentage rentals, in addition to fixed minimum rentals. The Trust and Company accrue the recovery of operating costs based on actual costs incurred. For percentage rentals, the Trust follows the Financial Accounting Standards Board's Emerging Issues Task Force Bulletin 98-9 (EITF-98-9), "Accounting for Contingent Rent in Interim Financial Periods." EITF-98-9 requires that contingent rental income, such as percentage rent which is dependent on sales of retail tenants, be recognized in the period that a tenant exceeds its specified sales breakpoint. Consequently, the Trust accrues the majority of percentage rent income in the fourth quarter of each year in accordance with EITF-98-9. For the years ended December 31, 2000, 1999 and 1998, the accrued recovery of operating costs and percentage rent income approximated $11.6 million, $30.0 million and $36.2 million, respectively. Deferred revenue is derived primarily from revenue received in advance of its due date.

     Depreciation for financial reporting purposes is computed using the straight-line method. Buildings are depreciated over their estimated useful lives of 10 to 40 years, based on the property's age, overall physical condition, type of construction materials and intended use. Improvements to the buildings are depreciated over the remaining useful life of the building at the time the improvement is completed. Tenant alterations are depreciated over the life of the lease of the tenant. The Trust annually reviews its portfolio of properties for any impairment as required by Statement of Financial Accounting Standards (SFAS) 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of."

     The Trust's useful lives for the calculation of depreciation are as follows:

                                                                 LIFE
                                                              (IN YEARS)
                                                              ----------
Shopping malls..............................................     40
Office buildings............................................     40
Parking garages.............................................  25 -- 40
Parking facilities..........................................     10

     The Trust accounted for its investment in a joint venture which it did not control using the equity method of accounting. This investment, which represented a 50% non-controlling ownership interest in a shopping mall, was recorded initially at the Trust's cost and was subsequently adjusted for the Trust's equity in income and cash distributions. The shopping mall was sold in August 2000.

     At December 31, 2000 and 1999, $3.2 million and $1.1 million of cash was restricted, respectively, based on terms of a mortgage. Additionally, $1.2 million and $1.7 million of cash as of December 31, 2000 and 1999, respectively, were classified as restricted because these amounts secure benefits under change of control agreements with employees of the Trust and Company. The restricted cash can also be used for reimbursement of legal and other expenses incurred for claims against Trustees serving prior to the change in the majority of the Board that occurred in June 1998. The Trust also had $10.0 million of cash on deposit to collateralize Impark's bank loan and was classified as restricted in the combined balance sheets at December 31, 1999.

     The Trust has calculated earnings per share for 2000, 1999 and 1998 in accordance with SFAS 128, "Earnings Per Share." SFAS 128 requires that common share equivalents be excluded from the weighted average shares outstanding for the calculation of basic earnings per share. The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands):

                                                                 2000      1999      1998
                                                                ------    ------    ------
Basic weighted average shares...............................    41,758    38,827    30,772
Stock options, treasury method..............................        --        --       243
Restricted shares, treasury method..........................                   9        --
Convertible preferred shares................................     5,741        --        --
                                                                ------    ------    ------
Diluted weighted average shares.............................    47,499    38,836    31,015
                                                                ======    ======    ======

     The preferred shares are anti-dilutive and are not included in the weighted average shares outstanding for the diluted earnings per share for 1999 and 1998. The warrants to purchase shares of beneficial interest are anti-dilutive and are not included for any period.

     The computation of basic and diluted earnings per share before extraordinary loss and loss from discontinued operations is as follows (in thousands, except per share data):

                                                               2000        1999        1998
                                                             --------    --------    --------
BASIC
Income (loss) before extraordinary loss and loss from
  discontinued operations, basic.........................    $ 46,332    $  6,040    $(53,423)
Preferred dividend.......................................      (2,450)     (2,833)     (2,999)
Discount on preferred stock redemption...................         827          --          --
                                                             --------    --------    --------
Income (loss) before extraordinary loss and loss from
  discontinued operations attributable to common shares,
  basic..................................................    $ 44,709    $  3,207    $(56,422)
                                                             ========    ========    ========
Basic weighted average shares............................      41,758      38,827      30,772
                                                             ========    ========    ========
Income (loss) per share before extraordinary loss and
  loss from discontinued operations, basic...............    $   1.07    $    .08    $  (1.83)
                                                             ========    ========    ========

                                                               2000        1999        1998
                                                             --------    --------    --------
DILUTED
Income (loss) before extraordinary loss and loss from
  discontinued operations, diluted.......................    $ 44,709    $  3,207    $(56,422)
Preferred dividend on unredeemed stock...................       2,068          --          --
Impact of redeemed preferred stock.......................        (444)         --          --
                                                             --------    --------    --------
Income (loss) before extraordinary loss and loss from
  discontinued operations attributable to commons shares,
  diluted................................................    $ 46,333    $  3,207    $(56,422)
                                                             ========    ========    ========
Diluted weighted average shares..........................      47,499      38,836      31,015
                                                             ========    ========    ========
Income (loss) per share before extraordinary loss and
  loss from discontinued operations, diluted.............    $    .98    $    .08    $  (1.83)
                                                             ========    ========    ========

     The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Trust believes that the effect of SFAS 133 on its financial statements will be immaterial.

     Certain reclassifications have been made to prior year balances to conform with the 2000 presentation.

2.   DISCONTINUED OPERATIONS

     In March 2000, the Trust distributed all common stock of Imperial to its shareholders. One share of Imperial common stock was distributed for every 20 Trust common shares of beneficial interest held on March 20, 2000. Approximately
2.1 million shares of Imperial common stock were distributed. As part of the spin-off, the Trust repaid Impark's bank credit facility of approximately $24.2 million, contributed to Imperial approximately $7.5 million of cash, its 14 Canadian parking properties and $6.7 million for a parking development located in San Francisco, California. The Trust had also provided a secured line of credit for $8 million to Imperial. The unused line of credit expired on September 27, 2000. The Company retained ownership of Ventek International, Inc., a former manufacturing subsidiary of Impark.

     The Trust also adjusted the conversion price with respect to its Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Preferred Shares"). The conversion price of the Preferred Shares has been decreased to $5.0824 per common share (equivalent to a conversion rate of 4.92 common shares for each Preferred Share) in connection with the distribution of the Imperial shares, in accordance with the provisions of the documents establishing the terms of the Preferred Shares.

     The 1999 loss on disposal included losses from Impark's operations through March 31, 2000, the cumulative foreign currency translation at December 31, 1999, and costs associated with the spin-off. The Trust's Combined Financial Statements and Notes to Combined Financial Statements report Impark as a discontinued operation.

DISCONTINUED OPERATIONS (amounts in thousands)

                                                                  1999        1998
                                                                --------    --------
Net operating income........................................    $  8,380    $  7,423
Less
  Interest expense..........................................       1,888       2,662
  Depreciation and amortization.............................       5,277       5,786
  General and administrative................................       4,020       9,473
  Goodwill impairment.......................................          --      15,000
  Foreign currency (gain) loss..............................      (1,060)      2,198
                                                                --------    --------
Loss from operations........................................      (1,745)    (27,696)
Loss on disposal............................................      (5,091)         --
                                                                --------    --------
Total discontinued operations...............................    $ (6,836)   $(27,696)
                                                                ========    ========

NET ASSETS OF DISCONTINUED OPERATIONS (amounts in thousands)

                                                                 1999
                                                                -------
Assets
  Real estate, net of accumulated depreciation..............    $10,961
  Equipment, net of accumulated depreciation................      5,415
  Note receivable...........................................      2,991
  Accounts receivable and prepayments.......................      3,681
  Inventory.................................................        865
  Goodwill, net of accumulated amortization.................     42,690
  Management contracts, net of accumulated amortization.....        901
  Deferred charges..........................................        213
Liabilities
  Deferred income...........................................      2,970
                                                                -------
          Net assets of discontinued operations excluding
           cash.............................................     64,747
Cash........................................................      2,414
                                                                -------
                                                                $67,161
                                                                =======

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES OF DISCONTINUED OPERATIONS

     The real estate assets of $11.0 million consisted of land, buildings and construction in progress at December 31, 1999 that were transferred to Impark as part of the spin-off from the Trust. The buildings were depreciated using a 40-year life. Routine maintenance and repairs, including replacements, were charged to expense, while replacements which improved or extended the lives of existing properties were capitalized.

     Parking leasehold improvements were depreciated over five years.

     Goodwill represented the excess of cost over the value assigned to the net assets from the purchase of Impark. Goodwill was amortized on a straight-line basis over 20 years. Accumulated amortization at December 31, 1999, was $4.8 million.

     Lease and management agreements were recorded at cost and represented Impark's investment in parking lot agreements acquired from other parking lot management companies. The underlying value of this asset was calculated by discounting future cash flows of each agreement over its length of term. Management and lease agreements terminated before the life of the agreements were expensed. Amortization was provided on a straight-line basis over their useful lives of approximately three years as of the acquisition in April 1997. Accumulated amortization at December 31, 1999 was $4.9 million.

     Inventory consisted of parking equipment parts and supplies and was recorded at the lower of cost determined on a first-in, first-out basis, or replacement cost.

     The assets and liabilities of the Canadian operations were translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Income statement accounts were translated at the weighted average exchange rates for the year. The gains or losses resulting from these translations were recorded in a separate component of shareholders' equity. Gains or losses resulting from realized foreign currency and intercompany transactions were included in net income.

BANK DEBT

     As of December 31, 1999, Impark had $22.5 million outstanding under a secured credit agreement. The credit agreement consisted of revolving and term commitments of $4.5 million and $21.1 million, respectively. All outstanding debt was repaid in March 2000, prior to the spin-off of Impark. The weighted average interest rate for the credit agreement was 6.9% for 1999. As the bank loans were at market interest rates, the fair value was the carrying amount of the loans.

     The Trust paid a fee to the bank facility lenders and provided $15.0 million in cash to secure a portion of the balance outstanding under the bank facility during 1999.

     The revolving credit facility bore interest at the lender's prime rate plus 75 basis points and the term facility bore interest at the Canadian Bankers Acceptance rate plus 175 basis points. Additionally, upon maturity of this credit facility, Impark paid to the lenders a fee of 55 basis points retroactive to the inception date of the bank credit facility.

MINORITY INTEREST IN IMPARK

     The Company in the third and fourth quarter of 1999 purchased the common stock of Impark owned by the employees of Impark for approximately $1 million. As a result of these transactions, the Company owned 100% of the common stock of Impark and the employees of Impark owned $.4 million or 4% of the preferred stock of Impark. Additionally, the Company purchased $.5 million in preferred stock in Impark from two terminated employees during 1999.

SALE OF SUBSIDIARIES OF IMPARK

     Inner-Tec Security Consultants Ltd., a security business, was sold in June 1999 to a former executive officer for a $.5 million note and cash of $.6 million. The note had a two year term and bore interest at 12% per annum for the first year and 16% per annum for the second year. The note receivable was current at December 31, 1999.

     Robbins Parking Services, Ltd. was sold in the second quarter of 1999 to the former president of Impark for a $2.1 million ten-year note bearing interest at 8% per annum. The Trust also sold a building to the former president of Impark for a $.3 million, ten-year mortgage note bearing interest at 8% per annum for the first five years and 9.25% per annum for the second five years.

     Imperial Parking Asian Ltd. was sold in September 1999 for $.6 million to an unrelated third party.

SEVERANCE

     During 1999, Impark reversed a severance provision of $1.8 million, while recording an additional severance expense of $.9 million, resulting in a reduction of severance expense in 1999 of $.9 million. The reversal of the 1998 provision for severance expense was the result of settling all claims with Impark's former president below the 1998 accrued amount. The 1999 severance provision represented termination expense which is expected to be paid through 2005 for final termination agreements entered into as of December 31, 1999.

     Severance Accrual (amounts in thousands)

                                                                 1999
                                                                ------
Beginning balance...........................................    $2,352
Expense, net................................................      (873)
Payments....................................................      (354)
                                                                ------
Balance at end of year......................................    $1,125
                                                                ======

3.   INVESTMENTS

     Investments as of December 31, 2000 and 1999 include U.S. Treasury Bills in the face amount of $210 million and $100 million, respectively. The U.S. Treasury Bills were classified as held-to-maturity securities and were recorded at cost less unamortized discount. In addition, the Trust invested $10 million in convertible preferred stock and warrants issued by HQ Global Holdings, Inc. ("HQ"). The convertible preferred stock which is being accounted for as an available-for-sale security, accrues a 13.5% "pay-in-kind" dividend which increases annually. A pay-in-kind dividend was declared by HQ at November 30, 2000. The shares and accrued dividends are convertible into common shares. Management has determined that the fair value of the investment in convertible preferred stock is $7.3 million plus accrued dividends. The warrants allow the Trust to purchase shares of common stock for a nominal strike price and are valued at $2.7 million.

4.   FINANCIAL INSTRUMENTS

     Financial instruments held by the Trust and Company include cash and cash equivalents, accounts receivable, mortgage loans receivable, accounts payable, revolving credit agreements and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their current carrying amounts due to their short-term nature. Management has determined that the fair value of the Trust's investment in convertible preferred stock is $7.3 million plus accrued dividends and the fair value of the related warrants is $2.7 million. The fair value of the Trust's remaining note receivable and mortgage loans payable were determined based upon current market conditions and interest rates. The fair value of the Trust's senior notes approximates its carrying amount. The Trust and Company do not hold or issue financial instruments or derivative financial instruments for trading purposes.

5.   COMPREHENSIVE INCOME

     Comprehensive income includes changes in shareholders' equity, such as foreign currency translation adjustments and reserves for the valuation of securities available for sale, which are shown separately and have no effect on the Trust's net income.

6.   WARRANTS TO PURCHASE SHARES OF BENEFICIAL INTEREST

     In November 1998, the Trust issued 500,000 warrants which allow a third party to purchase 500,000 shares of beneficial interest at $10 per share. The warrants expire in November 2008. The Trust issued the warrants to the third party as part of the consideration for various services provided to the Trust and recorded $.4 million in expense as a measurement of this consideration in 1998. The fair value of the consideration was determined using the Black-Scholes model using the following factors -- 10-year term, 4% dividend yield, 4% risk free interest rate and 32% for volatility.

7.   CASH AND CASH EQUIVALENTS

     The Trust and Company consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

8.   LOSS ON CARRYING VALUE OF ASSETS IDENTIFIED FOR DISPOSITION AND IMPAIRED
ASSETS

     Management reviews the net realizable value of the Trust's portfolio periodically to determine whether an allowance for possible losses is necessary. The carrying value of the Trust's investments in real estate is evaluated on an individual property basis in accordance with SFAS 121. In December 2000, the Trust recorded $19.2 million in losses on the carrying value of properties that the Trust agreed to sell at an allocated sales price which was below net book value. These properties were sold in March 2001. During 1999, the Trust recorded $9.8 million in losses on the carrying value of properties identified for sale at sale prices which were below net book value. In December 1998, the Trust recorded $36.0 million in losses on the carrying value of properties which were identified for disposition.

                                                               2000        1999        1998
                                                             --------    --------    --------
Net book value of assets identified for sale.............    $  5,578    $ 44,207    $  1,533
Additions................................................     137,781     194,912      43,034
Depreciation.............................................        (200)         --        (360)
Sales of assets..........................................          --    (233,541)         --
                                                             --------    --------    --------
Net book value of asset identified for sale at year
  end....................................................    $143,159    $  5,578    $ 44,207
                                                             ========    ========    ========

     Property net operating income, which is rents less operating expenses and real estate taxes for assets identified for sale, are summarized for the years ended December 31 in the following table (amounts in thousands):

                                                                 2000       1999       1998
                                                                -------    -------    -------
Revenues....................................................    $31,059    $   472    $15,217
Less -- Operating expenses and real estate taxes............     12,747         57      7,756
                                                                -------    -------    -------
Property net operating income...............................    $18,312    $   415    $ 7,461
                                                                =======    =======    =======

9.   CAPITAL GAINS AND LOSSES

     In December 2000, the Trust sold a parking garage for $21.3 million, resulting in a capital gain of $16.1 million. In April 2000, the Trust sold a shopping mall for $80.1 million, resulting in a capital gain of $58.7 million. The Trust also recognized a capital gain of $1.2 million from its joint venture interest in a shopping mall that was sold during 2000 and a net $.1 million from the sale of other assets.

     In February 1999, the Trust sold a shopping center for $21.6 million, resulting in a capital gain of $.4 million. In May 1999, the Trust sold eight apartment complexes for $86 million, resulting in a capital gain of $8.7 million. Additionally, in May and June 1999, the Trust sold five shopping malls and a strip shopping center for $59.4 million, resulting in capital gains of $19 million. Additionally, in 1999 the Trust sold two office properties, a parking lot, and nine shopping malls for $215.2 million, resulting in a capital gain of $.2 million.

     In May 1998, the Trust sold its investment in the land beneath the Huntington Building in Cleveland, OH for $6.1 million, resulting in a capital gain of $1.7 million. Additionally, an $18.8 million mortgage investment secured by the Huntington Building was repaid in 1998, resulting in the recognition of a $7.7 million capital gain which was deferred when the building was sold in 1982 since the Trust received the mortgage note as consideration. In June 1998, the Trust sold a forward exchange agreement, resulting in a gain of $.8 million. The forward exchange contract was purchased to protect the Trust from foreign currency fluctuations resulting from notes issued in conjunction with the acquisition of Impark. In December 1998, the Trust sold a land parcel in Monroe, LA, resulting in a gain of $.1 million.

10. EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

     In 2000, the Trust repaid a $10.6 million deferred obligation relating to the purchase of the Huntington garage resulting in a prepayment penalty of $3.1 million. Additionally, the Trust recognized an extraordinary loss on extinguishment of debt of $2.4 million related to the shopping mall that was sold in April 2000 and an extraordinary loss on extinguishment of debt of $.6 million related to the parking garage that was sold in December 2000.

     In 1999, the Trust repaid $45.9 million in mortgage debt prior to maturity resulting in a prepayment penalty of $5.5 million. The mortgage debt was repaid because it was cross-collateralized with the mortgages on six shopping malls which were sold in December 1999.

     In 1998, the Trust repaid approximately $87.5 million of its 8 7/8% senior notes resulting in $1.6 million of unamortized issue costs and solicitation fees being expensed. Additionally, the Trust renegotiated its bank credit agreement and the terms of the $90 million note payable in 1998 resulting in $.8 million of deferred costs related to the bank credit agreement and note payable being expensed.

11. INVESTMENTS IN MORTGAGE LOANS AND NOTES RECEIVABLE

     As of December 31, the Trust had the following investments in mortgage loans and notes receivable (amounts in thousands):

                                                               CURRENT
                                                               RATE ON
                                                              INVESTMENT     2000      1999
                                                              ----------    ------    ------
Second mortgage loan secured by an apartment complex in
  Dayton, OH................................................    8.75%       $   --    $2,560
Note receivable secured by a management contract on an
  apartment complex in Atlanta, GA, maturing in 2008........      10%        1,468     1,666
Note receivable secured by Temple Mall Company..............       6%           --     1,200
                                                                            ------    ------
                                                                            $1,468    $5,426
                                                                            ======    ======

     The market value of the remaining note receivable is approximately $1.2 million as of December 31, 2000, based on current market conditions and interest rates. This note was sold in March 2001. The mortgage loan was secured by the apartment complex in Dayton, OH was repaid in March 2000. The note receivable secured by Temple Mall Company was repaid in August 2000.

12. MORTGAGE LOANS PAYABLE AND DEFERRED OBLIGATION

     As of December 31, 2000, the Trust had outstanding $158.8 million of mortgage loans due in installments extending to the year 2018. Interest rates on fixed rate mortgages range from 8.25% to 12.25% with $77.6 million of mortgage loans bearing interest based on LIBOR. The weighted average interest rate of the variable rate mortgages is 8.86% at December 31, 2000. At December 31, 1999, the Trust had mortgage loans of $71.1 million outstanding, bearing interest based on LIBOR, at a weighted average interest rate of 8.96%. Principal payments due during the five years following December 31, 2000, which do not include the properties that were sold in March 2001, are $.3 million, $.3 million, $.3 million, $.3 million and $.4 million, respectively.

     A $37.5 million mortgage at 12.25% provides for the lender to participate in the cash flow of the secured property over predefined levels. This property was sold in March 2001.

     The fair value of mortgage loans payable is $168.3 million at December 31, 2000, based on current market conditions and interest rates.

13. SENIOR NOTES

     The Trust has approximately $12.5 million of 8 7/8% Senior Notes outstanding at December 31, 2000. The fair value of the Senior Notes approximates its carrying amount.

14. PREFERRED SHARES OF BENEFICIAL INTEREST

     In October 1996, the Trust issued $57.5 million of Series A cumulative convertible redeemable preferred shares of beneficial interest ("Series A Preferred Shares"). The 2,300,000 Series A Preferred Shares were issued at a par value of $25 per share and were each convertible into 3.31 common shares of beneficial interest. In connection with the distribution of the Impark shares, the Trust adjusted the conversion price of the preferred shares to 4.92 common shares of beneficial interest for each preferred share. The distributions on the Series A Preferred Shares are cumulative and equal to the greater of $2.10 per share (equivalent to 8.4% of the liquidation preference per annum) or the cash distributions on the common shares of beneficial interest into which the Series A Preferred Shares are convertible (determined on each of the quarterly distribution payment dates for the Series A Preferred Shares). The Series A Preferred Shares are not redeemable prior to October 29, 2001, and at no time will they be redeemable for cash. On and after October 29, 2001, the Series A Preferred Shares are redeemable at the option of the Trust at the conversion rate of one Series A Preferred Share for 4.92 common shares of beneficial interest. The Trust may exercise its option only if for 20 trading days within any period of 30 consecutive trading days, the closing price of the common shares of beneficial interest on the New York Stock Exchange equals or exceeds the conversion price of $5.0824 per share of beneficial interest.

15. REPURCHASE OF SHARES

     In June 2000, the Trust repurchased, in a private transaction, an aggregate of 364,200 shares of its Series A cumulative redeemable preferred shares of beneficial interest from three institutional investors at a purchase price of $21.25 per share, for an aggregate cash consideration of $7,739,250. As a result of this transaction, there are 984,800 shares of Series A cumulative redeemable preferred shares of beneficial interest outstanding at December 31, 2000. The Trust also resumed its previously authorized common share repurchase program and began to repurchase shares of common stock in 2000. From June 28, 2000 through December 31, 2000, the Trust repurchased 2,775,125 common shares for an aggregate cash consideration of $7,430,834. As a result of these transactions, 39,696,604 common shares of beneficial interest were outstanding at December 31, 2000.

16. NOTES PAYABLE

     The Trust had $150 million in reverse repurchase agreements outstanding at December 31, 2000 which bear interest at 6.6% per annum. The reverse repos are secured by $200 million in U.S. Treasury Bills. In January 2001, the $150 million in reverse repos were repaid from the proceeds of the U.S. Treasury Bills which matured on January 4, 2001.

17. SHARE OPTIONS

     The Trust has the following share option plans for key personnel and Trustees.

1981 STOCK OPTION PLAN

     This plan provided that option prices be at the fair market value of the shares at the date of grant and that option rights granted expire 10 years after the date granted. Adopted in 1981, the plan originally reserved 624,000 shares for the granting of incentive and nonstatutory share options. Subsequently, the shareholders approved amendments to the plan reserving an additional 200,000 shares, for a total of 824,000 shares, for the granting of options and extending the expiration date to December 31, 1996. The amendments did not affect previously issued options. In June 1998, a change in the majority of the Trust's Board of Trustees resulted in all share options not previously vested to become fully vested as of that date.

     The activity of the plan is summarized for the years ended December 31 in the following table:

                                         2000    WEIGHTED    1999    WEIGHTED    1998     WEIGHTED
                                        SHARES   AVERAGE    SHARES   AVERAGE    SHARES    AVERAGE
                                        ------   --------   ------   --------   -------   --------
Exercised............................       --        --        --        --    186,155    $ 8.51
Canceled.............................   22,500    $ 7.38    82,550    $10.61    317,281      8.22
Expired..............................       --        --     7,280     17.07     16,120     17.43

     As of December 31, 2000, there were no outstanding options under the 1981 plan.

LONG-TERM INCENTIVE OWNERSHIP PLAN

     This plan, adopted in 1994 and amended in 1999, reserved 1,629,785 shares for the granting of incentive and nonstatutory share options and restricted shares. In accordance with the original plan, 9% of the shares of beneficial interest resulting from the conversion of preferred shares in February 1998 and the January 1997 and June 1997 shares of beneficial interest offerings were reserved and added to the plan for grant. In May 1999, the plan was amended with shareholder approval and 1,357,037 shares of beneficial interest were reserved and added to the plan. The share options expire eight to ten years after being granted. The price of the options is the fair market value of the shares at the date of grant with the exception of the option grants in November 1998 and May 1999. The stock options granted in 1998 were granted at exercise prices exceeding the market price per share. The option grants in May 1999 were at the equity price of the rights offering. Additionally, the options granted in 1998 and 1999 have a cost of capital feature whereby the exercise price of the options will increase by 10%, compounded annually and prorated monthly, beginning in May 2000 and in each November thereafter, less the amount of per share dividends or other distributions to shareholders. Because the 1998 and 1999 option grants are deemed to be variable, compensation expense will be recorded when the market price of the shares of beneficial interest exceeds the option price for these shares. As of December 31, 1999, the option price of the 1998 grants did not exceed the market price of shares of beneficial interest. Consequently, no compensation expense was recorded for 1999. The option price of the 1999 grants was less than the market price of shares of beneficial interest and compensation expense of approximately $.7 million was recorded in 1999. During 2000, the option price of the 1999 grants exceeded the market price of shares of beneficial interest and income of $.7 million was recorded in 2000. In June 1998, a change in the majority of the Trust's Board of Trustees occurred resulting in all stock options vesting that had been granted prior to that date. The options granted in 1998 were canceled in March 2000.

     Since the inception of this plan and prior to the June 1998 change in the majority of the Trust's Board of Trustees, restricted shares were issued to key employees. The holders of restricted shares received dividends and had voting rights but could not sell or transfer the shares until the restrictions lapsed. In June 1998, a change in the majority of the Trust's Board of Trustees occurred, resulting in all restrictions being removed from the restricted shares that had been previously granted and a $4.2 million expense was recorded for the remaining deferred compensation which had not been expensed as of that date. Deferred compensation of $5 million was recorded in 1998. Amortization of the deferred compensation of $.3 million was recognized in 1998.

     The activity of this plan is summarized for the years ended December 31 in the following table:

                                   2000      WEIGHTED     1999      WEIGHTED     1998      WEIGHTED
                                  SHARES     AVERAGE     SHARES     AVERAGE     SHARES     AVERAGE
                                 ---------   --------   ---------   --------   ---------   --------
Share options granted.........          --        --      627,471    $ 3.69    1,800,000    $ 7.50
Share options canceled........   1,822,334    $ 7.20       69,840     11.32      501,468     10.83
Share options exercised.......          --        --           --        --      168,382      7.10
Restricted shares granted.....          --        --       17,500        --      343,964        --
Restricted shares canceled....          --        --        5,000        --      606,852        --
Shares purchased by
  employees...................          --        --           --        --       18,499        --
Additional shares reserved....          --        --    1,357,037        --      282,941        --
Available share options and
  restricted shares...........   2,879,725        --    1,057,391        --      270,485        --

     As of December 31, 2000, this plan had the following options outstanding:

                         OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
            ---------------------------------------------   ----------------------
                                     WEIGHTED
                                      AVERAGE    WEIGHTED                 WEIGHTED
  YEAR                    RANGE OF   REMAINING   AVERAGE                  AVERAGE
  OPTIONS     NUMBER      EXERCISE   YEARS OF    EXERCISE     NUMBER      EXERCISE
  GRANTED   OUTSTANDING    PRICES     OPTIONS     PRICE     EXERCISABLE    PRICE
  -------   -----------   --------   ---------   --------   -----------   --------
  1999        627,471(1)  $   3.14          --   $   3.14       627,471   $   3.14

---------------

(1)  These options expired on January 31, 2001.

     The Trust accounts for stock option awards in accordance with APB 25 and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Consequently, compensation cost has not been recognized for the share option plans except for the options granted in May 1999 which have an exercise price that is less than the year end per share market price. If compensation expense for the Trust's two share option plans had been recorded based on the fair value at the grant date for awards in 1999 and 1998, consistent with SFAS 123, the Trust's net income would be adjusted as follows (amounts in thousands, except per share data):

                                                                2000        1999        1998
                                                               -------    --------    --------
Net income (loss) applicable to shares of beneficial
  interest.................................................    $37,817    $ (9,137)   $(86,517)
Effect of stock options as calculated......................       (208)     (1,481)       (557)
                                                               -------    --------    --------
Net income (loss) as adjusted..............................    $37,609    $(10,618)   $(87,074)
                                                               =======    ========    ========
Per share
  Basic:
  Net income (loss)........................................    $   .92    $   (.24)   $  (2.81)
  Effect of stock options as calculated....................         --        (.04)       (.02)
                                                               -------    --------    --------
  Net income (loss), as adjusted...........................    $   .92    $   (.28)   $  (2.83)
                                                               =======    ========    ========
  Diluted:
  Net income (loss)........................................    $   .85    $   (.24)   $  (2.81)
  Effect of stock options as calculated....................         --        (.04)       (.02)
                                                               -------    --------    --------
  Net income (loss), as adjusted...........................    $   .85    $   (.28)   $  (2.83)
                                                               =======    ========    ========

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 1999 and 1998. No options were issued in 2000.

                                                                 1999       1998
                                                                -------    -------
Risk-free interest rate.....................................         5%         5%
Expected option life                                             8 yrs.    10 yrs.
Expected volatility.........................................        20%        32%
Expected dividend yield.....................................         3%       3.5%

TRUSTEE SHARE OPTION PLAN

     In 1999, the shareholders approved a share option plan for members of the Board of Trustees. This plan provides compensation in the form of common shares of beneficial interest and options to acquire common shares for Trustees who are not employees of First Union and who are not affiliated with Apollo Real Estate Advisors or Gotham Partners. A total of 500,000 shares of beneficial interest are available under this plan.

     The eligible Trustees serving on the Board in May 1999 were granted the lesser of 2,500 shares or the number of shares having a market price of $12,500 as of the grant date. Seven Trustees each received 2,500 shares; two Trustees later resigned in 1999 and forfeited their shares. The remaining shares vested and became non-forfeitable in December 2000. Deferred compensation, net of forefeitures, of approximately $57,000, was recorded in 1999 and $8,000 and $49,000 were recognized as amortization expense in 2000 and 1999, respectively.

     Each eligible Trustee who invests a minimum of $5,000 in shares in a Service Year, as defined in the plan, will receive options, commencing in the year 2000, to purchase four times the number of shares that he has purchased. Shares purchased in excess of $25,000 in a Service Year will not be taken into account for option grants. The option prices will be the greater of fair market value on the date of grant or $6.50 for half of the options, and the greater of fair market value or $8.50 for the other half of the options. The option prices will be increased by 10% per annum beginning May 2000 and decreased by dividend distributions made after November 1998. The options vest and become exercisable one year after being granted.

     At December 31, 2000, 28,000 options had been issued to the trustees. The 28,000 outstanding options at December 31, 2000 were exercisable, had a weighted average exercise price of $6.52 and a five year remaining life. No options were outstanding at December 31, 1999. The SFAS 123 impact of these options was immaterial.

18. SHAREHOLDER RIGHTS PLAN

     In March 1990, the Board of Trustees declared a dividend consisting of one right to purchase one share of beneficial interest of the Trust with respect to each share of beneficial interest. The rights were exercisable only if a person or group acquired 15% or more of the outstanding shares of beneficial interest, made a tender offer for at least 15% of the outstanding shares of beneficial interest or was declared to be an "adverse person." The Board of Trustees amended the plan in 1999 for specific shareholders to acquire shares of beneficial interest exceeding the 15% threshold. The shareholder rights plan expired on March 30, 2000 and the plan terminated.

19. FEDERAL INCOME TAXES

     The Trust has made no provision for regular current or deferred federal and state income taxes on the basis that it qualifies under the Internal Revenue Code (the "Code") as a real estate investment trust ("REIT") and has distributed its taxable income to shareholders. The Trust, however, has accrued for approximately $.2 million of federal minimum taxes. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a stapled REIT such as the Trust. The Trust's ability to qualify as a REIT may be dependent upon its continued exemption from the anti-stapling rules of the Code, which, if they were to apply, might prevent the Trust from qualifying as a REIT. Qualification as a REIT also involves the determination of various factual matters and circumstances. Disqualification of REIT status during any of the preceding five calendar years would cause a REIT to incur corporate tax with respect to a year that is still open to adjustment by the Internal Revenue Service. In addition, unless entitled to relief under certain statutory provisions, a REIT also would be disqualified from reelecting REIT status for the four taxable years following the year during which qualification is lost.

     The Trust and Company treat certain items of income and expense differently in determining net income reported for financial and tax purposes. Such items resulted in a net increase in income for tax reporting purposes of approximately $12.8 million in 2000, a net decrease of $1.8 million in 1999, and a net increase in income for tax reporting purposes of $72.0 million for 1998. The Trust and the Company do not file consolidated tax returns.

     As of December 31, 2000, net investments in real estate after accumulated depreciation for tax reporting purposes was approximately $246 million as compared to $205 million for financial reporting purposes.

     The 2000 quarterly allocation of dividends per common share of beneficial interest for individual shareholders' income tax purposes was as follows:

                                                                  CAPITAL GAINS
                                                             -----------------------
                                                                        UNRECAPTURED
                                                                          SECTION
                                                 ORDINARY                1250 GAIN         TOTAL
DATES PAID                                       DIVIDENDS   20% RATE    (25% RATE)    DIVIDENDS PAID
----------                                       ---------   --------   ------------   --------------
March 27, 2000................................     $.091      $.691        $.187           $ .969
April 28, 2000................................      .014       .111         .030             .155
                                                   -----      -----        -----           ------
                                                   $.105      $.802        $.217           $1.124
                                                   =====      =====        =====           ======

     The 2000 quarterly allocation of cash dividends per preferred share of beneficial interest for individual shareholders' income tax purposes was as follows:

                                                                  CAPITAL GAINS
                                                             -----------------------
                                                                        UNRECAPTURED
                                                                          SECTION
                                                 ORDINARY                1250 GAIN         TOTAL
DATES PAID                                       DIVIDENDS   20% RATE    (25% RATE)    DIVIDENDS PAID
----------                                       ---------   --------   ------------   --------------
April 28, 2000................................     $.049      $ .375       $.101           $ .525
July 31, 2000.................................      .049        .375        .101             .525
October 31, 2000..............................      .049        .375        .101             .525
January 31, 2001..............................      .049        .375        .101             .525
                                                   -----      ------       -----           ------
                                                   $.196      $1.500       $.404           $2.100
                                                   =====      ======       =====           ======

     The 1999 quarterly allocation of cash dividends per common share of beneficial interest for individual shareholders' income tax purposes was as follows:

                                                                    20%
                                                                RATE CAPITAL    ORDINARY    TOTAL
DATES PAID                                                         GAINS         INCOME     PAID
----------                                                      ------------    --------    -----
October 29, 1999............................................       $.155          $--       $.155
January 28, 2000............................................        .155           --        .155
                                                                   -----          ---       -----
                                                                   $.310          $--       $.310
                                                                   =====          ===       =====

     The 1999 quarterly allocation of cash dividends per preferred share of beneficial interest for individual shareholders' income tax purposes was as follows:

                                                                   20%
                                                               RATE CAPITAL    ORDINARY    TOTAL
DATES PAID                                                        GAINS         INCOME      PAID
----------                                                     ------------    --------    ------
February 1, 1999...........................................       $ .525         $--       $ .525
April 30, 1999.............................................         .525          --         .525
July 31, 1999..............................................         .525          --         .525
October 29, 1999...........................................         .525          --         .525
January 28, 2000...........................................         .525          --         .525
                                                                  ------         ---       ------
                                                                  $2.625         $--       $2.625
                                                                  ======         ===       ======

20. LEGAL CONTINGENCY

     The Trust has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Center. In September 1991, the court ruled in favor of the Trust on the liability portion of this inverse condemnation suit, which the State of California appealed. However, in the third quarter of 1999, the 1991 ruling in favor of the Trust was reversed by the State of California appeals court which remanded the case to the trial court for further proceedings. Accordingly, in 1999, the Trust expensed $1.2 million in deferred legal fees which the earlier court ruling in favor of the Trust had allowed for recovery. A retrial is currently in process.

     Two purported class action lawsuits were filed against the Trust, its trustees and certain former trustees, Radiant Investors, LLC and its principals in connection with the sale of assets to Radiant Investors, LLC. The Trust believes these lawsuits are without merit and will have no negative impact to the Trust.

21. BUSINESS SEGMENTS

     At December 31, 2000, the Trust's and Company's business segments included ownership of shopping centers, office buildings, parking facilities, mortgage investments and parking and transit ticket equipment manufacturing. Management evaluates performance based upon net operating income which is income before depreciation, amortization, interest and non-operating items. The apartment portfolio was sold in May 1999 and during 1999, the Trust sold 16 shopping centers, two office facilities and a parking lot. Impark and the Trust's Canadian parking facilities are shown as discontinued operations because they were spun off to the Trust's shareholders in March 2000. During the year ended December 31, 2000, the Trust sold one shopping mall and one parking garage. Property net operating income is property rent and sales revenue less property operating expense, cost of goods sold and real estate taxes. Corporate interest expense consists of the Trust's senior notes and borrowings collateralized by U.S. Treasury Bills. Corporate depreciation and amortization consist primarily of the amortization of deferred issue costs on non-recourse debt and the leasehold improvements for its former corporate office. Corporate assets consist primarily of cash and cash equivalents and deferred issue costs for non-recourse debt and senior notes. All intercompany transactions between segments have been eliminated.

BUSINESS SEGMENTS

                                                               2000        1999        1998
                                                             --------    --------    --------
RENTS AND SALES
  Shopping Centers.......................................    $ 25,922    $ 79,412    $ 97,584
  Apartments.............................................          --       6,079      17,056
  Office Buildings.......................................      12,966      12,715      13,275
  Parking Facilities.....................................      10,470      10,506       9,931
  Ventek.................................................       5,556       6,643       5,170
  Corporate..............................................         245       1,127       1,112
                                                             --------    --------    --------
                                                               55,159     116,482     144,128
LESS -- OPERATING EXPENSES AND COSTS OF GOODS SOLD
  Shopping Centers.......................................       8,304      26,475      32,433
  Apartments.............................................          --       2,349       6,182
  Office Buildings.......................................       5,695       5,745       6,069
  Parking Facilities.....................................         418         808       2,022
  Ventek.................................................       8,156       8,670       7,008
  Corporate..............................................          31         847         912
                                                             --------    --------    --------
                                                               22,604      44,894      54,626
LESS -- REAL ESTATE TAXES
  Shopping Centers.......................................       2,004       6,608       8,918
  Apartments.............................................          --         339         975
  Office Buildings.......................................       1,187       1,126         992
  Parking Facilities.....................................       2,157       1,864       1,568
                                                             --------    --------    --------
                                                                5,348       9,937      12,453
PROPERTY NET OPERATING INCOME (LOSS)
  Shopping Centers.......................................      15,614      46,329      56,233
  Apartments.............................................          --       3,391       9,899
  Office Buildings.......................................       6,084       5,844       6,214
  Parking Facilities.....................................       7,895       7,834       6,341
  Ventek.................................................      (2,600)     (2,027)     (1,838)
  Corporate..............................................         214         280         200
                                                             --------    --------    --------
                                                               27,207      61,651      77,049
                                                             --------    --------    --------
Less -- Depreciation and Amortization....................      12,580      25,331      27,603
Less -- Interest Expense.................................      26,004      38,442      48,197
Mortgage Investment Income...............................         229         463       1,211

                                                               2000        1999        1998
                                                             --------    --------    --------
CORPORATE INCOME (EXPENSE)
  Short-term investment income...........................      11,091       2,649       1,337
  Dividends..............................................         788          --          --
  Other income (expense).................................          (2)      1,180       1,386
  General and administrative.............................     (11,361)    (14,664)    (28,104)
  Litigation and proxy costs.............................          --          --      (4,848)
  Loss on carrying value of real estate and impaired
     assets..............................................     (19,150)     (9,800)    (36,000)
  Loss from discontinued operations......................          --      (6,836)    (27,696)
                                                             --------    --------    --------
Loss before Capital Gain and Extraordinary Loss..........    $(29,782)   $(29,130)   $(91,465)
                                                             ========    ========    ========
CAPITAL EXPENDITURES
  Shopping Centers.......................................    $  2,608    $  6,497    $ 12,585
  Apartments.............................................          --         262       2,081
  Office Buildings.......................................       7,889       3,337       8,045
  Parking Facilities.....................................         438       1,392         392
  Ventek.................................................          45          --          --
                                                             --------    --------    --------
                                                             $ 10,980    $ 11,488    $ 23,103
                                                             ========    ========    ========
IDENTIFIABLE ASSETS
  Shopping Centers.......................................    $115,587    $154,202    $471,996
  Apartments.............................................          --          --      79,011
  Office Buildings.......................................      43,481      40,782      45,404
  Parking Facilities.....................................      58,505      69,065      72,434
  Mortgages..............................................       1,468       5,426       5,508
  Ventek.................................................       5,284       5,247       4,476
  Corporate..............................................     238,273     163,323      35,916
  Net assets of Discontinued Operations..................          --      64,747      27,878
                                                             --------    --------    --------
TOTAL ASSETS.............................................    $462,598    $502,792    $742,623
                                                             ========    ========    ========

22. MINIMUM RENTS

     The future minimum lease payments that are scheduled to be received under noncancellable operating leases are as follows (amounts in thousands):

2001........................................................  $11,785
2002........................................................    7,329
2003........................................................    7,208
2004........................................................    5,860
2005........................................................    4,860
Thereafter..................................................   14,298
                                                              -------
                                                              $51,340
                                                              =======

     The future minimum lease payments include only two months of lease payments for the properties that were sold in March 2001.

23. RELATED PARTY TRANSACTIONS

     The Trust engaged a law firm that has a partner who is a Trustee, to advise it on strategic matters regarding Impark. As of December 31, 2000 and 1999, approximately $.4 million and $.3 million had been paid to this firm, respectively.

     The Trust leased four of its parking facilities to a third party which is partially owned by an affiliate of a Trust shareholder, Apollo Real Estate Investment Fund II, L.P. and Apollo Real Estate Advisors. In 2000 and 1999, the Trust received approximately $4 million in rent from this third party.

     The Trust and Company paid fees of $.2 million during the period August 18, 2000 through December 31, 2000 to the Real Estate Systems Implementation Group, LLC for financial reporting and advisory services. The managing member of this firm assumed the position of interim Chief Financial Officer for this period and is currently serving in that capacity.

     In connection with a $90.0 million note payable, the Trust paid interest and fees of $1.2 million to Gotham Partners, L.P. and Gotham Partners III, L.P. ("Gotham") during 1999. Additionally, the Trust paid $1.8 million to Gotham for a stand-by commitment fee in connection with the May 1999 share rights offering which raised $46.5 million in net proceeds.

     In 1999, the Trust engaged Ackman-Ziff Real Estate Group LLC
("Ackman-Ziff") to arrange for mortgage financing on several properties of the Trust. Lawrence D. Ackman, who is the father of William A. Ackman, Chairman of the Trust, is an equity owner of Ackman-Ziff. In 2000 and 1999, fees of $100,000 million and $600,000 million were paid to Ackman-Ziff, respectively.

     During 2000, the Trust entered into an asset management agreement with Radiant Partners, LLC which is owned and controlled by former employees of the Trust. The Trust paid fees of $.9 million during 2000, in connection with the asset management agreement.

     During 2000, the Trust entered into two sales contracts (the "Contract") for a significant asset sale to Radiant Investors, LLC ("Radiant") an affiliate of Radiant Partners, LLC. The Contract was subsequently transferred to Radiant Ventures I LLC. The asset sale occurred in March 2001.

24. SEVERANCE ACCRUAL

     During 2000, the Trust recorded $2.3 million in severance expense as a result of the termination of employment of Messrs. Friedman and Schonberger and Ms. Zahner, and $.2 million in severance expense as a result of the termination of, another executive. During 1999, the Trust recorded $2.2 million in severance expense which was paid during the first half of 2000. The severance expense of $2.2 million was the result of staff reductions made in 1999 and for employees who were notified their employment with the Trust would be terminated in the first half of 2000 due to the closing of the Cleveland, OH headquarters. During 1998, the Trust recorded $3.7 million in severance expense for change in control agreements and compensation arrangements for continuation of employment. The Trust recognizes continuation of employment expense over the period that employees are required to remain in employment of the Trust. The severance accrual for the years ended December 31, 2000, 1999 and 1998 was as follows (amounts in thousands):

                                                                 2000       1999       1998
                                                                -------    -------    -------
Beginning balance...........................................    $ 1,231    $ 2,742    $    --
Expense.....................................................      2,521      2,219      3,742
Payments....................................................     (3,752)    (3,730)    (1,000)
                                                                -------    -------    -------
Balance.....................................................    $    --      1,231    $ 2,742
                                                                =======    =======    =======

25. CONTINGENCIES

     The Trust has provided performance guarantees for the manufacturing, installation and maintenance of transit ticket vending equipment. The guarantees of $5.3 million and $6.2 million expire over the next two to three years based upon the completion dates to be determined under the terms of the contracts. As of December 31, 2000, no amounts have been drawn against these guarantees.

     In January 2000, the Trust received $2.5 million from the Richmond Redevelopment and Housing Authority (the "Authority") to expand the Trust's garage located in Richmond, Virginia. If the Trust is unable to successfully complete the renovation or does not continue to provide an easement for a period of 84 years, all or a portion of the $2.5 million must be returned to the Authority. The receipt of the $2.5 million, net of construction costs incurred to date, has been recorded as a deferred item at December 31, 2000. This property and the liabilities associated with it were among those that were sold in March 2001.

26. SUBSEQUENT EVENTS

     At December 31, 2000, the Trust had investments in two $100 million U.S. Treasury Bills (yield to maturity of 6.15% and 5.89%, respectively) due on January 4, 2001. On January 4, 2001 the Trust used the proceeds of the U.S. Treasury Bills to repay $150,000,000 of reverse repurchase agreements outstanding (current rate of 6.60%) and re-invested $50,000,000 in U.S. Treasury Bills.

     In February 2001, the Trust, in accordance with a purchase agreement, amended the mortgage loan on the North Valley Tech Center property which increased the current principal balance by $6.5 million to $22.5 million. In connection with the amendment, the interest rate on this mortgage was increased from LIBOR plus 2.95% to LIBOR plus 3.25% per annum.. The maturity date is July 2002. The North Valley Tech Center property was sold in March 2001.

     In March 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable secured by a mortgage on a non-owned apartment property and certain assets used in the operations of the properties for an aggregate sales price before adjustments and closing costs of approximately $205 million. The Trust expects to recognize a gain of approximately $30 million from the sale during the first quarter of 2001. The properties were sold to Radiant Ventures I, LLC, an affiliate of Radiant Partners, LLC, an asset management firm comprised of former employees of the New York office of the Trust. Radiant is currently providing asset management services to the Trust's remaining assets.

     In connection with the sale, the Trust provided Radiant a four-month bridge loan, which may be extended for an additional two months. The loan in the amount of $7.0 million bears interest at 11% per annum and is secured by cross-collateralized first mortgages on two properties. Payments of interest only are payable in monthly installments commencing April 1, 2001 through and including July 1, 2001. The loan may be extended by the borrower through September 1, 2001 at an interest rate of 15% per annum at which time all principal and accrued interest must be paid. Prepayment of the loan is permitted without penalty only by payment of the entire principal balance and accrued interest at time of prepayment or based upon specified release terms, as defined.

     After the sale, the Trust's remaining real estate properties consist of a shopping mall in Little Rock, Arkansas and an office building in Indianapolis, Indiana.

27. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is an unaudited condensed summary of the combined results of operations by quarter for the years ended December 31, 2000 and 1999. In the opinion of the Trust and Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with generally accepted accounting principles have been included.

     Impark and the Trust's Canadian real estate have been classified as discontinued operations for 2000 and 1999.

     The first three quarters of 2000 have been restated at December 31, 2000 primarily to reflect a physical inventory adjustment and previously unrecorded liabilities at the Trust's manufacturing facility.

                                                                  QUARTERS ENDED
                                                ---------------------------------------------------
                                                RESTATED    RESTATED      RESTATED
                                                MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                --------    --------    ------------    -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA AND FOOTNOTES)
2000
Revenues....................................    $17,398     $16,091       $16,276         $17,500
                                                =======     =======       =======         =======
(Loss) income before preferred dividend and
  extraordinary loss from early
  extinguishment of debt....................    $(4,689)    $56,207       $(1,096)        $(4,090)
Extraordinary loss from early extinguishment
  of debt...................................     (3,092)     (2,367)           --            (606)
                                                -------     -------       -------         -------
Net (loss) income before preferred
  dividend..................................    $(7,781)    $53,840       $(1,096)        $(4,696)
                                                =======     =======       =======         =======
Net (loss) income applicable to shares of
  beneficial interest.......................    $(8,489)    $53,132(1)    $(1,613)        $(5,213)(2)
                                                =======     =======       =======         =======
Comprehensive net (loss) income.............    $(8,489)    $53,132       $(1,613)        $(5,213)
                                                =======     =======       =======         =======
Per share
  (Loss) income applicable to shares of
  beneficial interest before extraordinary
  loss, basic...............................    $ (0.13)    $  1.33       $ (0.04)        $ (0.11)
Extraordinary loss from early extinguishment
  of debt, basic............................      (0.07)      (0.06)           --           (0.01)
                                                -------     -------       -------         -------
Net (loss) income applicable to shares of
  beneficial interest, basic................    $ (0.20)    $  1.27       $ (0.04)        $ (0.12)
                                                =======     =======       =======         =======
(Loss) income applicable to shares of
  beneficial interest before extraordinary
  loss, diluted.............................    $ (0.13)    $  1.15       $ (0.04)        $ (0.11)
Extraordinary loss from early extinguishment
  of debt, diluted..........................      (0.07)      (0.05)           --           (0.01)
                                                -------     -------       -------         -------
Net (loss) income applicable to shares of
  beneficial interest, diluted..............    $ (0.20)    $  1.10       $ (0.04)        $ (0.12)
                                                =======     =======       =======         =======
As previously reported:
Net (loss) income previously disclosed......    $(7,689)    $53,932       $  (913)
  Physical inventory adjustment and
     unrecorded liabilities.................       (800)       (800)         (700)
                                                -------     -------       -------
Net (loss) income as restated...............    $(8,489)    $53,132       $(1,613)
                                                =======     =======       =======
Net (loss) income per share as previously
  disclosed, basic..........................    $ (0.18)    $  1.29       $ (0.02)
Net (loss) per share as restated, basic.....    $ (0.20)    $  1.27       $ (0.04)
Net (loss) income per share as previously
  disclosed, diluted........................    $ (0.18)    $  1.11       $ (0.02)
Net (loss) income per share as restated,
  diluted...................................    $ (0.20)    $  1.10       $ (0.04)

---------------

(1)  Includes a capital gain of $58.7 million from the sale of Crossroads Mall.

(2) Includes a capital gain of $16.1 million from the sale of the Huntington Garage and a $19.2 million loss on the carrying value of assets identified for disposition.

                                                                 QUARTERS ENDED
                                               ---------------------------------------------------
                                               MARCH 31   JUNE 30       SEPTEMBER 30   DECEMBER 31
                                               --------   -------       ------------   -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA AND FOOTNOTES)
1999
Revenues....................................   $34,694    $30,891         $25,863       $ 29,326
                                               =======    =======         =======       ========
  (Loss) income before preferred dividend,
     extraordinary loss from early
     extinguishment of debt and loss from
     discontinued operations................   $(3,099)   $15,726         $(1,401)      $ (5,186)
  Extraordinary loss from early
     extinguishment of debt.................        --         --              --         (5,508)
  (Loss) income from discontinued
     operations.............................    (1,793)       184            (154)        (5,073)
                                               -------    -------         -------       --------
  Net (loss) income before preferred
     dividend...............................   $(4,892)   $15,910         $(1,555)      $(15,767)
                                               =======    =======         =======       ========
  Net (loss) income applicable to shares of
     beneficial interest....................   $(5,600)   $15,202(1)(2)   $(2,263)      $(16,476)(3)
                                               =======    =======         =======       ========
  Comprehensive net (loss) income...........   $(5,461)   $15,194         $(2,233)      $(14,520)
                                               =======    =======         =======       ========
Per share
  (Loss) income applicable to shares of
     beneficial interest before
     extraordinary loss and loss from
     discontinued operations................   $ (0.12)   $  0.40         $ (0.05)      $  (0.14)
     Extraordinary loss from early
       extinguishment of debt...............        --         --              --          (0.13)
  Loss from discontinued operations.........     (0.06)        --              --          (0.12)
                                               -------    -------         -------       --------
  Net (loss) income applicable to shares of
     beneficial interest, basic and
     diluted................................   $ (0.18)   $  0.40         $ (0.05)      $  (0.39)
                                               =======    =======         =======       ========

---------------

(1) Included capital gains of $8.7 million for the sale of eight apartment complexes and $19.0 million for the sale of seven shopping malls.

(2) Includes a $9.8 million loss on the carrying value of assets identified for disposition.

(3) Includes an accrual of $5.1 million for professional fees, the operating loss for the discontinued operation for the first quarter of 2000 and the recognition of foreign currency losses from the discontinued operations. Also includes a $5.5 million penalty from the prepayment of a mortgage loan and $1.8 million of asset write-downs on Ventek.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Securityholders And Trustees Of
First Union Real Estate Equity and Mortgage Investments:

     We have audited the accompanying consolidated balance sheets of First Union Real Estate Equity and Mortgage Investments (an unincorporated Ohio business trust, also known as First Union Real Estate Investments) and First Union Management, Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2000 and 1999, and the related combined statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Imperial Parking Limited for the year ended December 31, 1999, which statements reflect total assets and total revenues of approximately 12 percent and approximately 39 percent of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors for 1999, the financial statements referred to above present fairly, in all material respects, the combined financial position of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Cleveland, Ohio,                                             Arthur Andersen LLP
March 7, 2001.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
First Union Management, Inc.

     We have audited the combined balance sheet of the FUMI Parking Business as at December 31, 1999 and the related combined statements of operations, owner's deficiency and cash flows for the year ended December 31, 1999 (not presented separately herein). These financial statements are the responsibility of the management of the Business. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                                     /s/KPMG LLP
                                                           Chartered Accountants

Vancouver, Canada
February 4, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  DIRECTORS.

     "Election of Trustees" presented in the registrant's 2001 Proxy Statement to be filed is incorporated herein by reference.

(b) EXECUTIVE OFFICERS.

     "Executive Officers" as presented in the registrant's 2001 Proxy Statement to be filed is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     "Compensation of Trustees" and "Executive Compensation", presented in the registrant's 2001 Proxy Statement to be filed are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     "Security Ownership of Trustees, Officers and Others" presented in the registrant's 2001 Proxy Statement to be filed is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     "Certain Transactions and Relationships" presented in the registrant's 2001 Proxy Statement to be filed is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

(1)  FINANCIAL STATEMENTS:

     Combined Balance Sheets -- December 31, 2000 and 1999 on page 31 of Item 8.

     Combined Statements of Operations -- For the Years Ended December 31, 2000, 1999 and 1998 on page 32 of Item 8.

     Combined Statements of Comprehensive Income (Loss) -- For the Years Ended December 31, 2000, 1999 and 1998 on page 32 of Item 8.

     Combined Statements of Shareholders' Equity -- For the Years Ended December 31, 2000, 1999 and 1998 on page 33 of Item 8.

     Combined Statements of Cash Flows -- For the Years Ended December 31, 2000, 1999 and 1998 on page 34 of Item 8.

     Notes to Combined Financial Statements on pages 35 through 53 of Item 8.

     Reports of Independent Public Accountants on page 54 through 55 of Item 8.

(2)  FINANCIAL STATEMENT SCHEDULES:

     Report of Independent Public Accountants on Financial Statement Schedules.

     Schedule III -- Real Estate and Accumulated Depreciation.

     Schedule IV -- Mortgage Loans on Real Estate and Notes Receivable.

     All Schedules, other than III and IV, are omitted, as the information is not required or is otherwise furnished.

(b) EXHIBITS.

EXHIBIT                                                              INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                REFERENCE TO
-------                        -----------                           ----------------------

(3)(a)      By-laws of registrant as amended.................  1998 10-K

(3)(b)      Amended and restated Declaration of Trust of
            registrant as amended as of November 16, 1999....  1999 10-K

(3)(c)      Certificate of Amendment to Amended and Restated
            Declaration of Trust as of March 6, 2001*........

(4)(a)      Form of certificate for Shares of Beneficial
            Interest.........................................  Registration Statement on Form S-3
                                                               No. 33-2818

(4)(b)      Form of Indenture governing Debt Securities,
            dated October 1, 1993 between registrant and
            Society National Bank............................  Registration Statement on Form S-3
                                                               No. 33-68002

(4)(c)      First Supplemental Indenture governing Debt
            securities, dated July 31, 1998 between
            registrant and Chase Manhattan Trust Company,
            National Association*............................

(4)(d)      Form of Note.....................................  Registration Statement on Form S-3
                                                               No. 33-68002

(4)(e)      Rights Agreement between registrant and National
            City Bank dated March 7, 1990....................  Form 8-A dated March 30, 1990 No.
                                                               0-18411

(4)(f)      Certificate of Designations relating to
            registrant's Series A Cumulative Redeemable
            Preferred Shares of Beneficial Interest..........  Form 8-K dated October 24, 1996

(4)(g)      Warrant to purchase 500,000 shares of beneficial
            interest of registrant...........................  1998 10-K

(10)(a)     1999 Trustee Share Option Plan...................  1999 Proxy Statement for Special
                                                               Meeting held May 17, 1999 in lieu
                                                               of Annual Meeting

(10)(b)     1999 Long Term Incentive Performance Plan........  1999 Proxy Statement for Special
                                                               Meeting held May 17, 1999 in lieu
                                                               of Annual Meeting

(10)(c)     Shareholders Agreement dated April 17, 1997
            between 504308 N.B., Inc. First Union Management,
            Inc. and the individuals listed on Schedule A....  March 31, 1997 Form 10-Q

(10)(d)     Assignment dated March 27, 1997 between First
            Union Real Estate Equity and Mortgage Investments
            and First Union Management, Inc..................  March 31, 1997 Form 10-Q

(10)(e)     Registration Rights Agreement 1999 Form 10-K
            dated as of November 1, 1999 by and among First
            Union Equity and Mortgage Investments and Gotham
            Partners, L.P., Gotham Partners III, L.P., and
            Gotham Partners International, Ltd...............  1999 Form 10-K

EXHIBIT                                                              INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                REFERENCE TO
-------                        -----------                           ----------------------
(10)(f)     Employment contract for Daniel P. Friedman**.....  1998 Form 10-K

(10)(g)     Employment contract for Anne N. Zahner**.........  1998 Form 10-K

(10)(h)     Employment contract for David Schonberger**......  1998 Form 10-K

(10)(i)     Amendment to Employment Agreement executed March
            27, 2000 with Daniel P. Friedman**...............  March 31, 2000 Form 10-Q

(10)(j)     Amendment to Employment Agreement executed March
            27, 2000 with David Schonberger**................  March 31, 2000 Form 10-Q

(10)(k)     Amendment to Employment Agreement executed March
            27, 2000 with Anne Nelson Zahner**...............  March 31, 2000 Form 10-Q

(10)(l)     Asset Management Agreement executed March 27,
            2000 with Radiant Partners, LLC.**...............  March 31, 2000 Form 10-Q

(10)(m)     Second Amendment to Employment Agreement dated as
            of May 12, 2000 with Anne Zahner**...............  March 31, 2000 Form 10-Q

(10)(n)     Promissory note dated April 20, 2000 between Park
            Plaza Mall, LLC and First Union National Bank....  Form 8-K dated May 11, 2000

(10)(o)     Mortgage and Security Agreement dated April 20,
            2000 between Park Plaza Mall, LLC and First Union
            National Bank....................................  Form 8-K dated May 11, 2000

(10)(p)     Cash Management Agreement dated April 20, 2000
            among Park Plaza Mall, LLC, as borrower, Landau &
            Heymann of Arkansas, Inc., as manager and First
            Union National Bank, as holder...................  Form 8-K dated May 11, 2000

(10)(q)     Amendment to Asset Management Agreement executed
            May 31, 2000 with Radiant Partners, LLC**........  Form 8-K dated June 6, 2000

(10)(r)     Contract of Sale dated September 15, 2000 between
            the Registrant and Radiant.......................  Form 8-K dated September 26, 2000

(10)(s)     Contract of Sale (Long Street Property) dated
            September 15, 2000 between the Registrant and
            Radiant..........................................  Form 8-K dated September 26, 2000

(10)(t)     Letter regarding purchase of Long Street
            property.........................................  Form 8-K dated September 26, 2000

(10)(u)     Voting Agreement dated September 15, 2000 between
            Radiant and Apollo Real Estate Investment Fund
            II, L.P. with respect to voting of common shares
            of the Registrant................................  Form 8-K dated September 26, 2000

(10)(v)     Voting Agreement dated September 15, 2000 between
            Radiant and Gotham Partners Management Co. LLC
            with respect to voting of common shares of the
            Registrant.......................................  Form 8-K dated September 26, 2000

EXHIBIT                                                              INCORPORATED HEREIN BY
NUMBER                         DESCRIPTION                                REFERENCE TO
-------                        -----------                           ----------------------
(10)(w)     Letter Agreement dated September 19, 2000 between
            Radiant and Magten Asset Management Corp. with
            respect to voting of common shares of the
            Registrant.......................................  Form 8-K dated September 26, 2000

(10)(x)     Amendment to Asset Management Agreement**........  September 30, 2000 Form 10-Q

(10)(y)     Second Amendment to Asset Management
            Agreement**......................................  September 30, 2000 Form 10-Q

(10)(z)     Third Amendment to Asset Management
            Agreement**......................................  September 30, 2000 Form 10-Q

(10)(aa)    Fourth Amendment to Asset Management
            Agreement**......................................  September 30, 2000 Form 10-Q

(10)(bb)    Fifth Amendment to Asset Management
            Agreement**......................................  September 30, 2000 Form 10-Q

(10)(cc)    First Amendment to Contract of Sale..............  September 30, 2000 Form 10-Q

(10)(dd)    Second Amendment to Contract of Sale.............  September 30, 2000 Form 10-Q

(10)(ee)    Third Amendment to Contract of Sale..............  Definitive Proxy Statement dated
                                                               February 5, 2001

(10)(ff)    Fourth Amendment to Contract of Sale.............  Definitive Proxy Statement dated
                                                               February 5, 2001

(10)(gg)    Fifth Amendment to Contract of Sale..............  Definitive Proxy Statement dated
                                                               February 5, 2001

(10)(hh)    Contract of Sale (Long Street Property) -- First
            Amendment........................................  Definitive Proxy Statement dated
                                                               February 5, 2001

(10)(ii)    Contract of Sale (Long Street Property) -- Second
            Amendment........................................  Definitive Proxy Statement dated
                                                               February 5, 2001
(10)(jj)    Purchase Agreement for Huntington Garage.........  September 30, 2000 Form 10-Q
(10)(kk)    Modification to Asset Management Agreement* **...
(23)(a)     Consent of Independent Public Accountants*.......
(23)(b)     Consent of Independent Public Accountants*.......
(24)        Powers of Attorney*..............................

---------------

*   Filed herewith

**  Management contract or compensatory plan or arrangement

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

                                          FIRST UNION REAL ESTATE EQUITY AND
                                          MORTGAGE INVESTMENTS

                                                  /s/ WILLIAM A. ACKMAN
                                          By:
                                          --------------------------------------

                                                     William A. Ackman
                                                          Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                     TITLE                        DATE
                  ---------                                     -----                        ----
         Principal Financial Officer

             /s/ NEIL H. KOENIG                Interim Chief Financial Officer          March 30, 2001
---------------------------------------------
               Neil H. Koenig

Trustees:

                                                                                             DATE
                                                                                             ----
             William A. Ackman*
            Daniel J. Altobello*
             Bruce R. Berkowitz*
             Jeffrey B. Citrin*                                                         March 30, 2001
              Talton R. Embry*
             William A. Scully*
             Stephen S. Snider*

                  SIGNATURE
                  ---------

           *By: /s/ NEIL H. KOENIG
---------------------------------------------
      Neil H. Koenig, Attorney-in-Fact

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Securityholders and Trustees of First Union Real Estate Equity and Mortgage Investments:

     We have audited in accordance with auditing standards generally accepted in the United States, the combined financial statements included in this Form 10-K, and have issued our report thereon dated March 7, 2001. Our audit was made for the purpose of forming an opinion on those combined statements taken as a whole. The schedules listed under Item 14(a)(2) on page 57 are the responsibility of the registrant's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic combined financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic combined financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.

                                                             Arthur Andersen LLP

Cleveland, Ohio,
March 7, 2001.

                                                                    SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                            AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                  COST CAPITALIZED
                                                                                   (WRITTEN DOWN)
                                                                                   SUBSEQUENT TO
                                                    INITIAL COST TO REGISTRANT      ACQUISITION
                                                    ---------------------------   ----------------
                                                                  BUILDING AND        LAND AND
DESCRIPTION                          ENCUMBRANCES      LAND       IMPROVEMENT       IMPROVEMENTS
-----------                          ------------   ----------   --------------   ----------------
Shopping Malls:
 Eastern
 Westgate Towne Center, Abilene,
   TX(1)..........................     $  7,477      $  1,425       $  3,050          $  8,986
                                       --------      --------       --------          --------
 Southwestern
 Park Plaza, Little Rock, AR......       42,350         5,816         58,037               607
 Pecanland, Monroe, LA(1).........       37,504         8,874         36,891               760
                                       --------      --------       --------          --------
                                         79,854        14,690         94,928             1,367
                                       --------      --------       --------          --------
                                         87,331        16,115         97,978            10,353
                                       --------      --------       --------          --------
Office Buildings and
 Redevelopment:
 Midwestern
 55 Public Square, Cleveland,
   OH(1)..........................       21,100         2,500         19,055            19,510
 Circle Tower, Indianapolis, IN...           --           270          1,609             3,574
                                       --------      --------       --------          --------
                                         21,100         2,770         20,664            23,084
                                       --------      --------       --------          --------
 Redevelopment
 North Valley Tech Center,
   Thorton, CO(1).................       16,000            --          7,666            27,760
 Two Rivers Center, Clarksville,
   TN(1)..........................           --            --          3,206             5,538
                                       --------      --------       --------          --------
                                         16,000            --         10,872            33,298
                                       --------      --------       --------          --------
                                         37,100         2,770         31,536            56,382
                                       --------      --------       --------          --------
Parking Facilities:
 United States
 West Third St. Lot, Cleveland,
   OH(1)..........................           --         2,030             --               416
 5th and Marshall Garage,
   Richmond, VA(1)................           --         1,102          8,090            (2,647)
 Long Street Garage, Columbus,
   OH(1)..........................        1,341         1,886          2,042                --
 Madison & Wells Garage, Chicago,
   IL(1)..........................       29,000        16,266         26,918            (3,180)
 Printer's Alley Garage,
   Nashville, TN(1)...............        4,000         1,914          4,752            (1,340)
                                       --------      --------       --------          --------
                                         34,341        23,198         41,802            (6,751)
                                       --------      --------       --------          --------
Real Estate net carrying value at
 December 31, 2000................     $158,772      $ 42,083       $171,316          $ 59,984
                                       ========      ========       ========          ========


                                                 AS OF DECEMBER 31, 2000
                                    -------------------------------------------------       YEAR
                                               BUILDING AND              ACCUMULATED    CONSTRUCTION     DATE
DESCRIPTION                           LAND     IMPROVEMENTS    TOTAL     DEPRECIATION    COMPLETED     ACQUIRED   LIFE
-----------                         --------   ------------   --------   ------------   ------------   --------   ----
Shopping Malls:
 Eastern
 Westgate Towne Center, Abilene,
   TX(1)..........................  $  1,616     $ 11,845     $ 13,461     $  5,572         1962       4/22/77     40
                                    --------     --------     --------     --------
 Southwestern
 Park Plaza, Little Rock, AR......     5,816       58,644       64,460        5,112         1988        9/1/97     40
 Pecanland, Monroe, LA(1).........     8,700       37,825       46,525        3,325         1985        9/1/97     40
                                    --------     --------     --------     --------
                                      14,516       96,469      110,985        8,437
                                    --------     --------     --------     --------
                                      16,132      108,314      124,446       14,009
                                    --------     --------     --------     --------
Office Buildings and
 Redevelopment:
 Midwestern
 55 Public Square, Cleveland,
   OH(1)..........................     5,822       35,243       41,065       28,408         1959       1/15/63     40
 Circle Tower, Indianapolis, IN...       270        5,183        5,453        3,082         1930       10/16/74    40
                                    --------     --------     --------     --------
                                       6,092       40,426       46,518       31,490
                                    --------     --------     --------     --------
 Redevelopment
 North Valley Tech Center,
   Thorton, CO(1).................        --       35,426       35,426       14,099         1967       12/3/69     40
 Two Rivers Center, Clarksville,
   TN(1)..........................        15        8,729        8,744        5,279         1968       9/26/75     40
                                    --------     --------     --------     --------
                                          15       44,155       44,170       19,378
                                    --------     --------     --------     --------
                                       6,107       84,581       90,688       50,868
                                    --------     --------     --------     --------
Parking Facilities:
 United States
 West Third St. Lot, Cleveland,
   OH(1)..........................     2,285          161        2,446          305           --       9/19/77     10
 5th and Marshall Garage,
   Richmond, VA(1)................     1,102        5,443        6,545          615         1985       2/24/98     40
 Long Street Garage, Columbus,
   OH(1)..........................     1,886        2,042        3,928          202         1978       1/16/98     30
 Madison & Wells Garage, Chicago,
   IL(1)..........................    16,266       23,738       40,004        2,019         1998       1/28/98     40
 Printer's Alley Garage,
   Nashville, TN(1)...............     1,914        3,412        5,326          489         1926        7/1/98     25
                                    --------     --------     --------     --------
                                      23,453       34,796       58,249        3,630
                                    --------     --------     --------     --------
Real Estate net carrying value at
 December 31, 2000................  $ 45,692     $227,691     $273,383     $ 68,507
                                    ========     ========     ========     ========

Aggregate cost, net of accumulated depreciation for federal tax purposes is approximately $246,000.

(1)  These properties were sold in March 2001.

     The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2000, 1999, and 1998.

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Asset reconciliation:
  Balance, beginning of period...........................    $335,325    $806,859    $756,308
Additions during the period:
  Property acquisitions..................................          --          --      69,551
  Improvements...........................................      10,685      12,215      21,515
  Equipment and appliances...............................         250         273       1,588
  Capital lease obligation...............................          --          --         133
  Reduction in reserve on carrying value of real estate
     assets..............................................          --      48,633          --
  Transfer from First Union corporate....................       1,453          --          --
Deductions during the period:
  Sales of real estate...................................     (44,106)   (522,952)     (4,878)
  Spinoff of Impark......................................     (11,074)         --          --
Unrealized loss on carrying value of real estate
  assets.................................................     (19,150)     (9,800)    (36,000)
Currency revaluation of foreign real estate..............          --         493        (810)
Other -- write-off of assets and certain fully
         depreciated tenant alterations..................          --        (396)       (548)
                                                             --------    --------    --------
Balance, end of period:..................................    $273,383    $335,325    $806,859
                                                             ========    ========    ========
Accumulated depreciation
  Reconciliation:
     Balance, beginning of period........................    $ 75,275    $165,358    $142,081
     Additions during the period:
       Depreciation......................................      11,064      19,488      23,761
       Transfer from First Union corporate...............         551          --          --
Deductions during the period:
  Sales of real estate...................................     (18,269)   (109,247)         --
  Spinoff of Impark......................................        (114)         --          --
Write-off of assets and certain fully depreciated tenants
  alterations............................................          --        (324)       (485)
                                                             --------    --------    --------
Balance, end of period...................................    $ 68,507    $ 75,275    $165,357
                                                             ========    ========    ========

                                                                     SCHEDULE IV

               MORTGAGE LOANS ON REAL ESTATE AND NOTES RECEIVABLE

                            AS OF DECEMBER 31, 2000
             (IN THOUSANDS, EXCEPT FOR PAYMENT TERMS AND FOOTNOTES)

                                          CURRENT
                                       EFFECTIVE RATE    FINAL                                      FACE       CARRYING
                                           ON NET       MATURITY                                  AMOUNT OF    AMOUNT OF
DESCRIPTION                              INVESTMENT       DATE       PERIODIC PAYMENT TERMS       MORTGAGE     MORTGAGE
-----------                            --------------   --------   ---------------------------   -----------   ---------
Note Receivable:                          10%            3-1-08    Interest calculated at          $1,800      $ 1,468(A)
  Secured by management contract on                                stated rate of 10% with
  apartment complex in Atlanta, GA                                 installments of principal
                                                                   and interest payable
                                                                   monthly through maturity;
                                                                   prepayment without penalty
                                                                   subject to certain
                                                                   conditions.

---------------

(A) Aggregate cost for federal tax purposes is the carrying amount of the mortgage.

     The following is a reconciliation of the carrying amounts of the mortgage loans outstanding for the years ended December 31, 2000, 1999, 1998:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Balance, beginning of period................................    $ 8,417    $ 5,508    $30,686
ADDITIONS DURING THE PERIOD:
Second mortgage on building in Victoria, British Columbia...                   325
Note receivable secured by parking management company in
  Victoria, British Columbia................................                 2,114
Note receivable secured by security company in Vancouver,
  British Columbia..........................................                   508
Deferred interest on:
  Mortgage on mall in Fairmount, WV.........................                                6
Effect of currency on Canadian denominated mortgage and note
  receivable................................................                    47
DEDUCTIONS DURING THE PERIOD:
Payoff of mortgage loan on Meadows of Catalpa...............     (2,558)
Payoff of Temple Mall note..................................     (1,200)
Payoff of mortgage loan on Mall in Fairmont, WV.............                           (6,206)
Spinoff of Impark...........................................     (2,990)
Payoff of first mortgage loan on office building in
  Cleveland, OH.............................................                          (18,839)
  Collection of principal...................................       (201)       (85)      (139)
                                                                -------    -------    -------
  Balance, end of period....................................    $ 1,468    $ 8,417    $ 5,508
                                                                =======    =======    =======