Form 10-K405/A
period 2000-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2001-04-25
CIK 37008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED 12-31-00                 COMMISSION FILE NUMBER 1-6249

       FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS (Exact name of registrant as specified in its charter)

                OHIO                                      34-6513657
  -------------------------------               ------------------------------
  (State or other jurisdiction of               (I.R.S. Employer incorporation
          or organization)                             Identification No.)

                                 125 PARK AVENUE
                            NEW YORK, NEW YORK 10017
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 949-1373

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


    TITLE OF CLASS: Shares of Beneficial Interest, Par Value $1.00 per share;
     Series A Cumulative Redeemable Preferred Shares of Beneficial Interest,
                            Par Value $1.00 per share

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

As of March 1, 2001, 25,678,089 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was approximately $70,357,964.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

39,639,204 SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING AS OF MARCH 1, 2001.



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

The undersigned registrant hereby amends the following items and exhibits of its Annual Report for the fiscal year ended December 31, 2000 previously filed on Form 10-K as set forth in the pages attached hereto.

Cover Page

PART III.

       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       ITEM 11.  EXECUTIVE COMPENSATION

       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.       BOARD OF TRUSTEES

         The Board of Trustees is currently comprised of seven Trustees and is divided into three classes known as Class I, II and III whose terms expire in 2003, 2001 and 2002, respectively. The size of each class has been set by the beneficiaries at five members. Class II is currently comprised of three members. Classes I and III are currently comprised of two members each.

         The following table sets forth, as of March 31, 2001, information with respect to the members of the Trust's Board of Trustees.

                                         PRINCIPAL OCCUPATIONS,                   PERIOD OF SERVICE    EXPIRATION
NAME AND AGE                     BUSINESS EXPERIENCE AND AFFILIATIONS                AS TRUSTEE         OF TERM
------------                   -------------------------------------------------  -----------------    ----------
CLASS II

William A. Ackman (34)         Mr. Ackman has been Chairman of the Board of       June 1998 to Date       2001
                               Trustees of the Trust since June 1998. Since
                               January 1, 1993, through a company he owns, Mr.
                               Ackman has served as co-investment manager of
                               three investment funds: Gotham Partners L.P.
                               ("Gotham LP"), Gotham Partners III, L.P.
                               ("Gotham III LP") and Gotham International
                               Advisors, L.L.C., a Delaware limited liability
                               company ("GIA"). Mr. Ackman has been Chairman
                               and a director of Imperial Parking Corporation
                               ("Impark"), a parking service company, from
                               March 2000 to present.

Jeffrey B. Citrin (43)         Mr. Citrin has been President of Blackacre         September 2000 to       2001
                               Capital Management LLC, a private fund engaged     Date
                               in real estate investment, since 1994.

Bruce R. Berkowitz (42)        Mr. Berkowitz has been Managing Member of          December 2000 to        2001
                               Fairholme Capital Management L.L.C., a             Date
                               registered investment adviser, since June 1997
                               and  President and Director of Fairholme Funds,
                               Inc., a registered investment company under the
                               Investment Company Act of 1940, since December
                               1999. He also served as Managing Director of
                               Smith Barney, Inc., a subsidiary of the
                               Travelers Inc., a diversified financial services
                               holding company, from 1995 to May 1997.

                                         PRINCIPAL OCCUPATIONS,                   PERIOD OF SERVICE    EXPIRATION
NAME AND AGE                     BUSINESS EXPERIENCE AND AFFILIATIONS                AS TRUSTEE         OF TERM
------------                   -------------------------------------------------  -----------------    ----------
CLASS III

Daniel J. Altobello (60)       Mr. Altobello has been a partner in Ariston        June 1998 to Date       2002
                               Investment Partners, a consulting firm, since
                               October 1995. Mr. Altobello was Chairman of the
                               Board of ONEX Food Services, Inc., an airline
                               catering company from October 1995 to January
                               2000 and was the Chairman, President and Chief
                               Executive Officer of Caterair International
                               Corporation, an airline catering company, from
                               November 1989 until October 1995. Mr. Altobello
                               is a member of the Board of Directors of ONEX
                               Food Services, Inc.; American Management
                               Systems, Inc., a systems consulting firm;
                               Colorado Prime, Inc., a direct seller of meat
                               products; Care First, Inc., the holding company
                               for Care First of Maryland, Inc.; Care First of
                               Maryland, Inc., a provider of health care and
                               related services; Mesa Air Group, Inc., an
                               independently owned airline; World Airways,
                               Inc., a provider of long-range passenger and
                               cargo charter air transportation; Sodexho
                               Marriott Services, Inc., a food and facilities
                               management services company; Thayer Capital
                               Partners, a merchant bank, and Friedman,
                               Billings and Ramsey, Inc., a holding company for
                               investment banking, institutional
                               brokerage/venture capital, and other specialized
                               asset management products and services.

William A. Scully (39)         Mr. Scully has been Vice Chairman of the Board     October 1998 to         2002
                               of Trustees of the Trust since November 1998.      Date
                               Mr. Scully has been a partner of Apollo Real
                               Estate Advisors II, L.P. ("Apollo") since 1996
                               and is responsible for new investments and
                               investment management. Mr. Scully  was a
                               director of Impark from March 2000 to December
                               2000. From 1994 to 1996, Mr. Scully was a Senior
                               Vice President of O'Connor Capital, Inc., the
                               general partner of The Argo Funds, and the
                               Director of Acquisitions for The Argo Funds.
                               From 1993 to 1994, Mr. Scully directed private
                               investment activities for entities related to
                               Clark Construction, a construction service
                               company, and The Carlyle Group, a private global
                               investment firm, primarily in land development
                               projects in suburban Washington, D.C. Mr. Scully
                               was a member of a portfolio acquisitions group of
                               GE Capital, a global diversified financial
                               services company, from 1991 to 1993.

                                         PRINCIPAL OCCUPATIONS,                   PERIOD OF SERVICE    EXPIRATION
NAME AND AGE                     BUSINESS EXPERIENCE AND AFFILIATIONS                AS TRUSTEE         OF TERM
------------                   -------------------------------------------------  -----------------    ----------
CLASS I

Talton R. Embry (54)           Mr. Embry has been the Chairman of Magten Asset    September 2000 to       2003
                               Management Corp. ("Magten"), a private             Date
                               investment management company, since 1998, where
                               he is the chief investment officer for Magten's
                               clients. Mr. Embry has been associated with
                               Magten in various capacities since 1978.  Mr.
                               Embry is also a director of Impark, Anacomp,
                               Inc., a provider of digital document management
                               outsource services, Salant Corporation, a
                               marketing and distribution Company, and BDK
                               Holdings, Inc.

Steven S. Snider (44)          Mr. Snider has been a senior partner at Hale and   June 1998 to Date       2003
                               Dorr LLP ("Hale and Dorr"), a law firm, since
                               June 1988 and was a junior partner from June
                               1985 to June 1988.

B.       COMPENSATION OF TRUSTEES

         Trustees, other than Messrs. Ackman, David P. Berkowitz, Friedman, Embry, Klafter, Shuchman, and Scully, were paid an attendance fee of $1,500.00 for each board or committee meeting attended in person and a $500.00 fee for each board or committee meeting participated in telephonically. During 2000, Messrs. Altobello and Snider received 20,000 and 8,000 stock options, respectively, pursuant to the 1999 Trustee Share Option Plan of the Trust as a matching grant with respect to shares each purchased individually.

C.       EXECUTIVE OFFICERS

         The table below sets forth the names and ages of the executive officers of First Union at December 31, 2000 and their positions and business experience during at least the past five years.

NAME AND AGE                         POSITION, OFFICES AND BUSINESS EXPERIENCE                 PERIOD OF SERVICE
Daniel P. Friedman (43)              Mr. Friedman was President and Chief Executive            November 1998 to March
                                     Officer of the Trust from November 1998 to March          12, 2001(1)
                                     2001 and served as a Trustee from November 1998
                                     until September 2000. Mr. Friedman has been a
                                     managing member of Radiant Investors, LLC
                                     ("Radiant") since August 21, 2000.  Radiant serves
                                     as the managing member of Radiant Ventures I LLC, a
                                     real estate investment company.  Mr. Friedman has
                                     also been a principal of Radiant Partners LLC
                                     ("Partners"), an asset management firm, since March
                                     2000.   Mr. Friedman was President and Chief
                                     Operating Officer of Enterprise Asset Management,
                                     Inc., a real estate investment firm ("Enterprise")
                                     from June 1996 to November 1998 and was Executive
                                     Vice President and Chief Operating Officer of
                                     Enterprise from February 1992 to June 1996.  Mr.
                                     Friedman has been Vice-Chairman and a director of
                                     Impark since March 2000.  From September 1994 to
                                     November 1998, he was a manager of the Cheshire
                                     Limited Liability Companies ("Cheshire").  Cheshire
                                     is involved in the acquisition and restructuring  of
                                     mortgage loans and apartments.  From May 1993 to
                                     December 1997, Mr. Friedman was a board member of
                                     Emax Advisors, Inc. which provides capital advisory
                                     services for real estate transactions.  From May
                                     1993 to December 1996, he was a board member of Emax
                                     Securities, Inc. (A NASD broker/dealer).

NAME AND AGE                         POSITION, OFFICES AND BUSINESS EXPERIENCE                 PERIOD OF SERVICE
Anne N. Zahner (44)                  Ms. Zahner served as Executive Vice President of the      November 1998 to March
                                     Trust from November 1998 to March 2001.  Ms. Zahner       12, 2001 (1)
                                     has been a managing member of Radiant since August
                                     21, 2000 and a principal of Partners since March
                                     2000.  She was Executive Vice President of
                                     Enterprise from March 1996 until November 1998.
                                     From November 1990 until March 1996, Ms. Zahner was
                                     a director and Vice President of Travelers Insurance
                                     Company ("Travelers"), a stock insurance company and
                                     Travelers Realty Investment Co., a subsidiary of
                                     Travelers.

David Schonberger (45)               Mr. Schonberger served as Executive Vice President        November 1998 to March
                                     of the Trust from November 1998 to March 2001 and         12, 2001 (1)
                                     has served as Vice-President of Impark since March
                                     2000.  Mr. Schonberger has been a managing member of
                                     Radiant since August 21, 2000 and a principal of
                                     Partners since March 2000.   From November 1997 to
                                     November 1998, he was Senior Vice President of
                                     Enterprise.  Since January 1990, Mr. Schonberger has
                                     been a director of Legacy Construction Corp.
                                     ("Legacy"), a leasing and project management
                                     company.  In February 1996, Legacy merged with Peter
                                     Elliot Corporation to form Peter Elliott LLC.  From
                                     February 1996 to October 1997, Mr. Schonberger
                                     served as Treasurer and Manager of Peter Elliot LLC,
                                     a full-service commercial real estate firm.

----------

     (1) Each of the persons indicated resigned their positions as an executive officer of the Trust Effective March 12, 2001, in connection with the sale by the Trust of certain properties to Radiant Ventures I LLC (See Item 13, "Certain Relationships and Related Transactions").

D.       SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Trust's Trustees and executive officers, and persons who own beneficially more than 10% of the common shares of beneficial interest of the Trust ("Shares"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission and the New York Stock Exchange. Copies of all filed reports are required to be furnished to the Trust pursuant to Section 16(a). Based solely on the reports received by the Trust and on written representations from reporting persons, all required reports were timely filed.

ITEM 11.   EXECUTIVE COMPENSATION

A.       SUMMARY COMPENSATION TABLE

         The table below sets forth the plan and non-plan compensation awarded, paid or earned for services rendered to First Union during each of the last three years to or by the Chief Executive Officer during 2000 and each of the remaining highest compensated executive officers of the Trust at December 31, 2000 (the "Executives"). Effective March 12, 2001, the Executives ceased to be executive officers of the Trust.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                          ANNUAL COMPENSATION                      COMPENSATION AWARDS
                           -------------------------------------------------   ---------------------------
                                                                   OTHER         SECURITIES
NAME AND PRINCIPAL                                                 ANNUAL        UNDERLYING         LTIP            ALL OTHER
POSITION                   YEAR        SALARY        BONUS      COMPENSATION   OPTIONS/SHARES     PAYOUTS         COMPENSATION
--------                   ----       ---------     --------    ------------   --------------     --------       -------------
Daniel P. Friedman         2000       $ 148,750(1)                                                $221,653       $1,001,000(2)
  President and Chief      1999         342,833                                     376,483
  Executive Officer        1998          56,667                                   1,080,000       $126,414

Anne N. Zahner             2000       $  87,500(1)                                                $ 15,888       $  740,000(2)
  Executive Vice           1999         201,667     $135,000                        125,494
  President                1998          33,333                                     360,000       $  9,062

David Schonberger          2000       $  87,500(1)                                                               $  630,000(2)
  Executive Vice           1999         201,667     $135,000                        125,494
  President                1998          33,333                                     360,000

-------------------

(1) The amount indicated was paid for services rendered to the Trust through May of 2000 and does not include amounts received by Partners pursuant to the Asset Management Agreement, as defined below.

(2) Each Executive received the indicated amount as a severance payment during 2000 in connection with the termination of their Employment Agreements.

B.       EMPLOYMENT AGREEMENTS

         In November 1998, the Trust entered into a four-year employment agreement with Mr. Friedman. The agreement provided that he would be President and Chief Executive Officer of the Trust and that he shall be nominated for election by the Trust to the Board of Trustees and that the Trust shall use its reasonable best efforts to cause him to be elected to the Board of Trustees and its Executive Committee. Under the agreement, Mr. Friedman received an annual base salary of not less than $340,000, subject to annual review and increase by the Board of Trustees by at least 5% each year, health and welfare benefits and 1,080,000 stock options.

         The Trust also entered into four-year employment agreements with Mr. Schonberger and Ms. Zahner in November 1998. Mr. Schonberger and Ms. Zahner were Executive Vice Presidents of the Trust and received annual base salaries of not less than $200,000 each, subject to annual review and increase by the Board of Trustees by at least 5% each year, health and welfare benefits and 360,000 stock options.

         In March 2000, the Trust amended the employment agreements of each of the Executives. The amended agreements provided that after (i) the Impark spin-off and (ii) a sale or financing of Park Plaza Mall (the "Park Plaza Financing"), each Executive may terminate his or her employment with the Trust on or after June 1, 2000, and then shall be entitled to receive a severance payment from the Company of $1,001,000 for Mr. Friedman and $630,000 for each Mr. Schonberger and Ms. Zahner. The Impark spin-off and the Park Plaza Financing occurred and each Executive terminated his or her employment agreement and received the severance payment on or about June 1, 2000.

C.       ASSET MANAGEMENT AGREEMENT

         Simultaneously with the execution of the Executives' amended employment agreements in March 2000, the Trust entered into an Asset Management Agreement with Partners, a management company the principals of which are Messrs. Friedman and Schonberger and Ms. Zahner (the "Asset Management Agreement"). The Asset Management Agreement became effective on June 1, 2000 when the employment of each Executive with the Trust was terminated and provided that, as compensation for its services, Partners would receive an annual fee of $1,500,000 payable in monthly installments. Effective March 6, 2001, the Asset Management Agreement was modified, upon the consummation of the sale of certain assets of the Trust and certain of its subsidiaries to Radiant Ventures I LLC (the "Asset Sale"). For a full description of the Asset Sale, see Item 13, "Certain Relationships and Related Transactions," below. As modified, the Asset Management Agreement provides that Partners will manage the Park Plaza Mall and Circle Tower properties, as well as general property accounts receivables and rent settlements and that the Executives are not required to be executive officers of the Trust. The Executives resigned their executive officer positions with the Trust effective March 12, 2001. The annual management fees provided under the modified Asset Management Agreement are $250,000. The term of the modified Asset Management Agreement shall be for two years, unless earlier terminated. If the Trust terminates the modified Asset Management Agreement prior to the expiration of the term without cause, the Trust is required to pay Partners the remainder of the unpaid annual fees which would have been paid through the balance of the term.

D.       OPTIONS

              AGGREGATED SHARE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                     NUMBER OF SHARES            VALUE OF UNEXERCISED IN
                                                 UNDERLYING UNEXERCISED             THE-MONEY OPTIONS
                                               OPTIONS AT FISCAL YEAR END          AT FISCAL YEAR END
                          SHARES ACQUIRED      ---------------------------    ------------------------------
    NAME                     ON EXERCISE       UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE      EXERCISABLE
    ----                  ---------------      -------------   -----------    -------------      -----------
    Daniel P. Friedman            0                 0           313,735(1)           --                0

    Anne N. Zahner                0                 0           156,744(1)           --                0

    David Schonberger             0                 0           156,744(1)           --                0

------------
 (1)    The Options indicated expired unexercised on January 31, 2001.

ITEM 12.   SECURITY OWNERSHIP OF TRUSTEES, EXECUTIVE OFFICERS AND CERTAIN
            BENEFICIAL OWNERS

         The table below sets forth, with respect to Trustees and Executive Officers and all Trustees and Executive Officers as a group, information relating to their beneficial ownership of Shares as of March 1, 2001:

                                                                          AMOUNT AND NATURE OF
NAME OF TRUSTEE OR OFFICER                                               BENEFICIAL OWNERSHIP(1)            PERCENT
TRUSTEES

         William A. Ackman(2)                                                        5,841,233               14.74%

         Daniel J. Altobello                                                             9,500                   *

         Bruce R. Berkowitz(3)                                                         429,975                1.08%

         Jeffrey B. Citrin(4)                                                            7,970                   *

         Talton R. Embry(5)                                                          4,674,558               11.79%

         William A. Scully(6)                                                                0                  --

         Steven S. Snider                                                                7,500                   *

EXECUTIVE OFFICERS

         Daniel P. Friedman(7)                                                          35,000                   *

         Anne N. Zahner(7)                                                                   0                   *

         David Schonberger(7)                                                                0                   *

All Trustees and Executive Officers (10 in number) as a group                       11,005,736               27.76%

         The following table sets forth, according to publicly available information on file with the Securities and Exchange Commission (the "Commission") as of the dates indicated in the accompanying footnotes, except as otherwise indicated, information concerning each person known by the Trust to be the beneficial owner of more than 5% of the Shares:

                                                                             AMOUNT AND NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER                                  OF BENEFICIAL OWNERSHIP(8)             PERCENT
------------------------------------                                  --------------------------             -------
Gotham Partners, L.P.(9)                                                             5,841,233               14.74%
Gotham International Advisors, L.L.C.
Gotham Partners III, L.P.
Gotham Holdings II, L.L.C.
110 East 42nd Street
New York, New York 10017

Snyder Capital Management, L.P.(10)                                                  4,676,000               11.80%
Snyder Capital Management, Inc.
350 California Street
Suite 1460
San Francisco, California 94104

Magten Asset Management Corp.(11)                                                    4,338,278               10.94%
35 East 21st Street
New York, New York 10010

                                                                             AMOUNT AND NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER                                  OF BENEFICIAL OWNERSHIP(8)             PERCENT
------------------------------------                                  --------------------------             -------
Aries Hill Corp.(12)                                                                4,009,188                10.11%
First Carolina Investors, Inc.
Bruce C. Baird
Bridget B. Baird, as Successor
  Trustee under an Agreement with
  Cameron Baird dated 12/23/38

The Cameron Baird Foundation
1350 One M&T Plaza
Buffalo, New York 14203

Apollo Real Estate Investment Fund II, L.P.(13)                                      2,990,379                7.54%
Apollo Real Estate Advisors, L.P.
1301 Avenue of the Americas
New York, New York 10019

Deutsche Bank A.G.(14)                                                               2,664,152                6.72%
1212 Avenue of the Americas, 18th Floor
New York, New York 10036

----------------------------------

*        Beneficial ownership does not exceed 1%

(1) Pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, a person is deemed to be a beneficial owner if he has or shares voting power or investment authority in respect of such security or has the right to acquire beneficial ownership within 60 days. The amounts shown in the above table do not purport to represent beneficial ownership except as determined in accordance with this Rule.

(2) Mr. Ackman is the President of Karenina Corporation, a general partner of Section H Partners ("Section H"). Section H is the sole general partner of Gotham LP and Gotham III LP. Accordingly, Mr. Ackman, Karenina Corporation and Section H may be deemed beneficial owners of Shares owned by Gotham LP and Gotham III LP. GIA has the power to vote and dispose of the Shares held for the account of Gotham Partners International, Limited, a Cayman exempted company ("Gotham International"), and accordingly, may be deemed the beneficial owner of such Shares. Mr. Ackman is a senior managing member of GIA and may be deemed beneficial owner of Shares owned by Gotham International. For purposes of this table, all of such ownership is included. The address of Mr. Ackman is c/o Gotham Partners L.P., 110 East 42nd Street, New York, New York 10017.

(3) Includes 36,600 shares owned directly by Mr. Berkowitz and 393,375 shares owned by clients of Fairholme Capital Management L.L.C., with respect to which Mr. Berkowitz has shared investment power.

(4) Includes 1,527 Shares owned directly by Mr. Citrin and 3,809 Shares owned by his minor children. Also includes 2,634 Shares owned by spouse, beneficial ownership of which is disclaimed. Mr. Citrin is President of Blackacre Capital Management, LLC, which may be deemed to be under common control with Cerberus Partners L.P. Cerberus Partners L.P. and its affiliates beneficially own 1,769,615 Shares, in accordance with information provided by Mr. Citrin, beneficial ownership of which is disclaimed by Mr. Citrin.

(5) According to a Report of Changes in Beneficial Ownership on Form 4 filed by Mr. Embry for January 2001, On January 31, 2001, Mr. Embry was deemed to beneficially own 4,674,558 Shares including all of the Shares beneficially owned by Magten. He also beneficially owns an additional 336,280 Shares with respect to which he has sole voting and investment power.

(6) Mr. Scully is a limited partner of Apollo. As a limited partner, he has no right to vote or dispose of any Shares held by Apollo, and therefore does not beneficially own any Shares held by Apollo.

(7) Messrs. Friedman and Schonberger and Ms. Zahner resigned as Executive Officers effective March 12, 2001.

(8) Pursuant to Rule 13d-3 of the Exchange Act, a person is deemed to be a beneficial owner if he has or shares voting power or investment authority in respect of such security or has the right to acquire beneficial ownership within 60 days. The amounts shown in the above table do not purport to represent beneficial ownership except as determined in accordance with this Rule.

(9) The information regarding these holders was obtained by First Union from a Schedule 13D/A filed with the Commission on January 18, 2001. Gotham LP has sole voting and investment power with respect to 2,873,158 Shares, GIA has sole voting and investment power with respect to 2,431,664 Shares, Gotham III LP has sole voting and investment power with respect to 58,448 Shares, and Gotham Holdings II, L.L.C. has sole voting and investment power with respect to 477,963 Shares.

(10) The information regarding these holders is as of December 31, 2000 and was obtained from an amendment to Schedule 13G filed with the Commission on February 15, 2001.

(11) The information regarding this holder was obtained from a Form 4 filed with the Commission on February 8, 2001.

(12) Includes 2,895,300 Shares and 226,400 Preferred Shares of the Company. In accordance with the documents governing the Preferred Shares, one Preferred Share is convertible into 4.92 Shares; the amount of Shares shown as beneficially owned includes the 1,113,888 Shares into which the foregoing amount of Preferred Shares is convertible. The Company obtained the information regarding the Shares held by these holders from a Schedule 13D filed with the Commission on April 6, 2001. Aries Hill Corp. has sole voting and investment power with respect to 50,000 Shares, First Carolina Investors, Inc. has sole voting and investment power with respect to 2,516,632 Shares, Bruce C. Baird has sole voting and investment power with respect to 137,500 Shares, Bridget B. Baird, as Successor Trustee, under an Agreement with Cameron Baird dated 12/23/38, has sole voting and investment power with respect to 186,300 Shares and The Cameron Baird Foundation has sole voting and investment power with respect to 1,118,756 Shares.

(13) The information regarding these holders was received by First Union from a Schedule 13D filed with the Commission on July 28, 1998. These holders have shared voting and investment power with respect to all Shares indicated.

(14) Includes 2,375,840 Shares and 58,600 Preferred Shares of the Company. The amount of Shares shown as beneficially owned includes the 288,312 Shares into which the foregoing amount of Preferred Shares is convertible. The Company obtained the information regarding the Shares held by this holder from a Schedule 13G filed with the Commission on February 12, 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ASSET SALE

         On March 7, 2001, the Trust and certain of its subsidiaries sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable secured by a mortgage on a non-owned apartment property and certain assets used in the operation of the properties being sold (collectively, the "Properties") to Radiant Ventures I LLC ("Purchaser"). Each of the Executives is a principal of the managing member of Purchaser and were executive officers of the Trust until March 12, 2001. Other than Mr. Friedman, who was a trustee of the Trust from November 1998 through September 2000, no member of the Board of Trustees of the Trust was affiliated with, or had an interest in, or a relationship with, Purchaser or any of its affiliates.

         The principal equity investors in Purchaser are Radiant, which is the managing member, and Landmark Equity Trust VII, which is the principal non-managing member (owing 89% of the total ownership interests in Purchaser). As a part of the Asset Sale, Purchaser received the net operating income from the Properties from June 1, 2000 less (a) debt service on the Properties, (b) capital expenditures committed subsequent to May 9, 2000 and paid prior to closing and (c) 66.6% of the asset management fees paid from June 1, 2000 until the closing of the transaction to Partners. The Asset Sale was submitted to shareholders for approval and was approved by shareholders at a meeting held on March 6, 2001.

         The aggregate purchase price for the Properties was $205 million, which was reduced at closing by $20.6 million, the net sales price realized by the Registrant from the sale of the Huntington Garage, which was sold in December 2000 to another party. As part of the Asset Sale, Purchaser assumed $121.4 million of existing mortgage debt on the purchased properties and the Trust granted to Purchaser a six-month bridge loan in the principal amount of $7.0 million secured by two of the Properties. The balance of the purchase price for the Asset Sale was paid in cash. The acquisition price for the Asset Sale was determined as a result of negotiations between the Trust and Purchaser and was determined based on a number of factors, primarily the highest price the Trust could obtain for the Properties. The representatives of the Trust in these negotiations were the Chairman of the Trust, William Ackman, and the Vice-Chairman of the Trust, William Scully, both of whom have extensive experience in the real estate industry and neither of whom are affiliated with, or have an interest in, or a relationship with, Purchaser or any of its affiliates.

         ASSET MANAGEMENT AGREEMENT

         Simultaneously with the execution of the Executives' amended employment agreements in March 2000, the Trust entered into an Asset Management Agreement with Partners, a management company the principals of which are Messrs. Friedman and Schonberger and Ms. Zahner. The Asset Management Agreement became effective on June 1, 2000 when the employment of each Executive with the Trust was terminated and provided that, as compensation for its services, Partners would receive an annual fee of $1,500,000 payable in monthly installments. Effective March 6, 2001 the Asset Management Agreement was modified, upon the consummation of the Asset Sale. As modified, the Asset Management Agreement provides that Partners will manage only the Park Plaza Mall and Circle Tower, as well as property accounts receivables and rent settlements and that the Executives are not required to be executive officers of the Trust. The Executives resigned their executive officer positions with the Trust effective March 12, 2001. The annual management fees provided under the modified Asset Management Agreement are $250,000. The term of the modified Asset Management Agreement shall be for two years, unless earlier terminated. If the Trust terminates the modified Asset Management Agreement prior to the expiration of the term without cause, the Trust is required to pay Partners the remainder of the unpaid annual fees which would have been paid through the balance of the term.

         OTHER TRANSACTIONS

         The Trust has engaged the law firm of Hale and Dorr to advise the Trust on certain matters. Steven S. Snider, a member of the Board of Trustees, is a senior partner at Hale and Dorr. In 2000, approximately $400,000 in payments for services rendered were made to Hale and Dorr by the Trust.

         The Trust leases four of its parking facilities to a third party which is partially owned by an affiliate of Apollo. In 2000, the Trust received approximately $4,000,000 in rent from this third party with respect to these properties.

         In 1999, the Trust engaged Ackman-Ziff Real Estate Group LLC ("Ackman-Ziff") to arrange for mortgage financing on several properties of the Trust. Lawrence D. Ackman, who is the father of William A. Ackman, Chairman of the Trust, is an equity owner of Ackman-Ziff. In 2000, fees of approximately $100,000 were paid to Ackman-Ziff for these services.

         The Trust and Company paid fees of approximately $200,000 during the period August 18, 2000 through December 31, 2000 to the Real Estate Systems Implementation Group, LLC for financial reporting and advisory services. The managing member of this firm, Neil H. Koenig, assumed the position of Interim Chief Financial Officer for this period and has continued to serve in that capacity during 2001.

         The related party transactions described above were negotiated at arms length or were subject to competitive bidding and the Trust believes such transactions are as favorable to the Trust as would have been obtained from unrelated third parties.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-1 amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, previously filed, to be signed on its behalf by the undersigned thereunto duly authorized.

April 24, 2001                        FIRST UNION REAL ESTATE EQUITY
                                         AND MORTGAGE INVESTMENTS


                                      By:   /s/ Neil H. Koenig
                                          --------------------------------------
                                          Neil H. Koenig
                                          Interim Chief Financial Officer