Form 10-Q
period 2001-03-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2001-05-15
CIK 37008

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001                 Commission File Number 1-6249
                               --------------                                        ------

                     First Union Real Estate Equity and Mortgage Investments
------------------------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

               Ohio                                                     34-6513657
--------------------------------                        ---------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer Identification No.)
incorporation or organization)

     125 Park Avenue, 14th Floor
       New York, New York                                            10017
------------------------------------------                     -------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:              (212) 949-1373
                                                              ------------------


------------------------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

               34,805,912     Shares of Beneficial Interest outstanding as of May 4, 2001
------------------------------------------------------------------------------------------------


================================================================================================

                       Total number of pages contained in this report:      18
                                                                      ---------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Balance Sheets

(In thousands, except share data)                                                         March 31, 2001         December 31,
                                                                                            (Unaudited)              2000
                                                                                         ----------------      ----------------
ASSETS
Investments in real estate
  Land                                                                                   $         6,086       $        45,692
  Buildings and improvements                                                                      63,971               227,691
                                                                                         ----------------      ----------------
                                                                                                  70,057               273,383
  Less - Accumulated depreciation                                                                 (8,667)              (68,507)
                                                                                         ----------------      ----------------
    Total investments in real estate                                                              61,390               204,876

Mortgage loans and note receivable                                                                 7,000                 1,468

Other assets
  Cash and cash equivalents - unrestricted                                                         5,944                19,477
                            - restricted                                                           2,143                 4,412
  Accounts receivable and prepayments, net of allowances
      of $830 and $772, respectively                                                               5,500                 5,386
  Investments                                                                                    127,919               220,648
  Inventory                                                                                        3,450                 3,097
  Unamortized debt issue costs, net                                                                  406                 1,439
  Other                                                                                              230                 1,795
                                                                                         ----------------      ----------------
    Total assets                                                                         $       213,982       $       462,598
                                                                                         ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage loans                                                                         $        42,271       $       158,772
  Notes payable                                                                                      106               150,110
  Senior notes                                                                                    12,538                12,538
  Accounts payable and accrued liabilities                                                        10,711                18,040
  Deferred items                                                                                      12                 2,755
                                                                                         ----------------      ----------------
    Total liabilities                                                                             65,638               342,215
                                                                                         ----------------      ----------------

Shareholders' equity
  Preferred shares of beneficial interest, $25 liquidation preference,
    2,300,000 shares authorized, 984,800 shares
      outstanding at March 31, 2001 and December 31, 2000                                         23,171                23,171
  Shares of beneficial interest, $1 par, unlimited authorized, 39,639,000 and 39,697,000 shares outstanding at March 31, 2001 and
      December 31, 2000, respectively                                                             39,639                39,697
  Additional paid-in capital                                                                     214,255               214,336
  Undistributed loss from operations                                                            (128,721)             (156,821)
                                                                                         ----------------      ----------------
    Total shareholders' equity                                                                   148,344               120,383
                                                                                         ----------------      ----------------
Total liabilities and shareholders' equity                                               $       213,982       $       462,598
                                                                                         ================      ================

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Operations

Unaudited (In thousands, except per share data)                                             Three Months Ended
                                                                                                March 31,
                                                                                     -------------------------------

                                                                                         2001              2000
                                                                                     -------------     -------------
Revenues
  Rents                                                                              $      9,100      $     13,941
  Sales                                                                                     2,110             1,383
  Interest - Mortgage loans                                                                    78                94
           - Short-term investments                                                         1,418             1,892
  Dividends                                                                                   338                 -
  Equity in loss from joint venture                                                             -               (28)
  Other income                                                                                  4               116
                                                                                     -------------     -------------
                                                                                           13,048            17,398
                                                                                     -------------     -------------

Expenses
  Property operating                                                                        2,921             4,019
  Cost of goods sold                                                                        2,049             2,148
  Real estate taxes                                                                           843             1,696
  Depreciation and amortization                                                             2,284             3,293
  Interest - Mortgage loans                                                                 3,029             5,047
           - Notes payable and other                                                          129               927
           - Senior notes                                                                     278               278
  General and administrative                                                                1,996             4,571
                                                                                     -------------     -------------
                                                                                           13,529            21,979
                                                                                     -------------     -------------
Loss before capital gain (loss), extraordinary loss from early extinguishment
    of debt and preferred dividend                                                           (481)           (4,581)
  Capital gain (loss)                                                                      29,987              (108)
  Extraordinary loss from early extinguishment of debt                                       (889)           (3,092)
                                                                                     -------------     -------------
Net income (loss) before preferred dividend                                                28,617            (7,781)
   Preferred dividend                                                                        (517)             (708)
                                                                                     -------------     -------------
Net income (loss) attributable to shares of beneficial interest                      $     28,100      $     (8,489)
                                                                                     =============     =============

Per share data

Income (loss) before extraordinary loss, basic                                       $       0.73      $      (0.13)
Extraordinary loss from early extinguishment of debt, basic                                 (0.02)            (0.07)
                                                                                     -------------     -------------
Net income (loss) applicable to shares of beneficial interest, basic                 $       0.71      $      (0.20)
                                                                                     =============     =============

Income (loss) before extraordinary loss, diluted                                     $       0.66      $      (0.13)
Extraordinary loss from early extinguishment of debt, diluted                               (0.02)            (0.07)
                                                                                     -------------     -------------
Net income (loss) applicable to shares of beneficial interest, diluted               $       0.64      $      (0.20)
                                                                                     =============     =============

Basic weighted average shares                                                              39,654            42,472
                                                                                     =============     =============
Diluted weighted average shares                                                            44,499            42,472
                                                                                     =============     =============



                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Cash Flows

Unaudited (In thousands)                                                                        Three Months
                                                                                               Ended March 31,
                                                                                          ------------------------

                                                                                            2001           2000
                                                                                          ---------      ---------
Cash provided by (used for) operations
  Net income (loss) before preferred dividend                                          $     28,617    $    (7,781)
  Adjustments to reconcile net income (loss) before preferred dividend to net cash (used for) provided by operations
      Depreciation and amortization                                                           2,284          3,299
      Extraordinary loss from early extinguishment of debt                                      889          3,092
      Capital (gain) loss, net                                                              (29,987)           108
      Increase (decrease) in deferred items                                                    (968)         2,307
      Net changes in other assets and liabilities                                            (8,386)         1,393
                                                                                       ------------    -----------
        Net cash (used for) provided by operations                                           (7,551)         2,418
                                                                                       ------------    -----------

Cash provided by (used for) investing
  Principal received from mortgage investments                                                   48          2,637
  Net proceeds from sale of real estate                                                      43,567            -
  Proceeds from sale of fixed assets                                                            -              175
  Purchase of investments                                                                  (245,845)       (99,232)
  Sale of investments                                                                       338,912        103,666
  Investments in capital and tenant improvements                                               (544)        (2,369)
                                                                                       ------------    -----------
        Net cash provided by investing                                                      136,138          4,877
                                                                                       ------------    -----------

Cash provided by (used for) financing
  (Decrease) increase in notes payable                                                     (150,004)        15,992
  Proceeds from mortgage loans                                                                6,500            -
  Repayment of mortgage loans - Normal payments                                                (229)          (435)
                              - Balloon payments                                                -           (1,000)
  Payment of deferred obligation                                                                -          (10,579)
  Deferred obligation repayment penalty                                                         -           (3,092)
  Payments for Impark spin-off                                                                  -          (36,319)
  Purchase of First Union common shares                                                        (139)           -
  Income from variable stock options                                                            -             (666)
  Debt issue costs paid                                                                         -              (39)
  Dividends paid on shares of beneficial interest                                               -           (6,583)
  Dividends paid on preferred shares of beneficial interest                                    (517)          (708)
                                                                                       ------------    -----------
        Net cash used for financing                                                        (144,389)       (43,429)
                                                                                       ------------    -----------
Decrease in cash and cash equivalents                                                       (15,802)       (36,134)
Cash and cash equivalents at beginning of period                                             23,889         57,841
                                                                                       ------------    -----------
Cash and cash equivalents at end of period                                                    8,087         21,707
Change in cash from discontinued operations                                                     -           (2,414)
                                                                                       ------------    -----------
Cash and cash equivalents at end of period, including discontinued
operations                                                                             $      8,087    $    19,293
                                                                                       ============    ===========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
   Interest Paid                                                                       $      4,514    $     6,592
                                                                                       ============    ===========

Supplemental Disclosure of Non-Cash Financing Activities
--------------------------------------------------------
   Transfer of mortgage loan obligations in connection with real estate sales          $    122,772    $       -
                                                                                       ============    ===========
   Transfer of deferred obligation in connection with real estate sales                $      1,775    $       -
                                                                                       ============    ===========
   Issuance of mortgage loan receivable in connection with real estate sales           $      7,000    $       -
                                                                                       ============    ===========
   Discontinued operations included in accounts payable                                $        -      $     2,000
                                                                                       ============    ===========
   Discontinued non-cash net assets charged to dividends paid                          $        -      $    24,014
                                                                                       ============    ===========

                   See Notes to Combined Financial Statements.

Notes to Combined Financial Statements

General

         The accompanying financial statements represent the combined results of the registrant, First Union Real Estate Equity and Mortgage Investments (the "Trust") and First Union Management Inc. (the "Company"). Under a trust agreement, the common shares of the Company are held for the benefit of the shareholders of the Trust. Accordingly, the financial statements of the Company and the Trust have been combined.

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

         The combined financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied. The results of operations for the three months ended March 31, 2001, are not indicative of the results to be expected for the full year, since the Trust sold the majority of its properties on March 6, 2001.

Accounting Policies

         The Trust follows the Financial Accounting Standards Board's Emerging Issues Task Force Bulletin 98-9 (EITF98-9), "Accounting for Contingent Rent in Interim Financial Periods". EITF98-9 requires that contingent rental income, such as percentage rent which is dependent on sales of retail tenants, be recognized in the period that a tenant exceeds its specified sales breakpoint. Consequently, the Trust accrues the majority of percentage rent income in the fourth quarter of each year in accordance with EITF98-9.

         The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. The effect of SFAS 133 on the Trust's financial statements was immaterial.

Business Segments

         The Trust's and Company's business segments include ownership of a shopping center, an office building and a parking and transit ticket equipment manufacturing company. Management evaluates performance based upon net operating income which is income before depreciation, amortization, interest and non-operating items. During the three months ended March 31, 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in the operations of the properties. With respect to property assets, net operating income is property rent less property operating expense, and real estate taxes. With respect to the manufacturing company, net operating income is sales revenue less cost of goods sold. Corporate interest expense consists of the Trust's senior notes and borrowings collateralized by U.S. Treasury Bills. Corporate depreciation and amortization consist primarily of the amortization of deferred issue costs. Corporate assets consist primarily of cash and cash equivalents and deferred issue costs for senior notes. All intercompany transactions between segments have been eliminated (see table of business segments).

Sale of Properties

                   In March 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in the operations of the properties (the "Purchased Assets") to Radiant Ventures I, LLC (the "Purchaser") for an aggregate sales price before adjustments and closing costs of $205 million. At the closing of this transaction, the sale price of $205 million was reduced by $20.6 million, which was the net sales price realized by the Trust from the sale of the Huntington Garage property which was sold in December 2000 to another party as agreed by Purchaser and which was part of the aggregate sales price of $205 million. The remaining properties were sold to Purchaser, an affiliate of Radiant Partners, LLC ("Radiant"), an asset management firm comprised of former executive officers of the Trust. The Trust recognized a capital gain on the sale of approximately $30.0 million, less an extraordinary loss on early extinguishment of debt of $.9 million. The Trust had previously recorded in December 2000 a $19.2 million unrealized loss on the carrying value of certain of the Purchased Assets. As part of the sale, Purchaser assumed $122.8 of existing mortgage debt on the purchased properties. Radiant is currently providing asset management services to the Trust's remaining assets.

         In connection with the sale, the Trust provided Purchaser a four-month bridge loan, which may be extended for an additional two months. The loan in the amount of $7.0 million bears interest at 11% per annum and is secured by cross-collateralized first mortgages on two properties. Payments of interest only are payable in monthly installments commencing April 1, 2001 through and including July 1, 2001. The loan may be extended by the borrower through September 1, 2001 at an interest rate of 15% per annum at which time all principal and accrued interest must be paid. Prepayment of the loan is permitted without penalty only by payment of the entire principal balance and accrued interest at time of prepayment or based upon specified release terms, as defined.

         The Trust's remaining real estate properties consist of a shopping mall in Little Rock, Arkansas and an office building in Indianapolis, Indiana.

Earnings Per Share

         The computation of basic and diluted earnings per share before extraordinary loss is as follows (in thousands, except per share data):

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                     ---------------------------------------
                                                                                         2001                     2000
                                                                                     --------------          ---------------
Basic
Income (loss) before extraordinary loss, basic                                    $         29,506       $          (4,689)

Preferred dividend                                                                            (517)                   (708)
                                                                                  -----------------      -------------------
Income (loss) before extraordinary loss attributable to
    common shares, basic                                                          $         28,989       $          (5,397)
                                                                                  =================      ===================

Basic weighted average shares                                                               39,654                  42,472
                                                                                  =================      ===================
Income (loss) per share before extraordinary loss, basic                          $           0.73       $           (0.13)
                                                                                  =================      ===================

Diluted
Income (loss) before extraordinary loss, diluted                                  $         29,506       $          (4,689)
Preferred dividend                                                                               -                    (708)
                                                                                  -----------------            -------------
Income (loss) before extraordinary loss attributable to
   commons shares, diluted                                                        $         29,506                  (5,397)
                                                                                  =================      ===================

Diluted weighted average shares                                                             44,499                  42,472
                                                                                  =================      ===================
Income (loss) per share before extraordinary
   loss, diluted                                                                  $           0.66       $           (0.13)
                                                                                  =================      ===================

Business Segments

                                                        Three Months Ended March 31,
                                                        ----------------------------

                                                       2001                    2000
                                               ---------------------  -----------------------
Rents and Sales
    Shopping Centers                           $            4,612       $            8,171
    Office Buildings                                        2,869                    2,955
    Parking Facilities                                      1,605                    2,815
    Ventek                                                  2,110                    1,383
    Corporate                                                  14                       -
                                               -------------------    ---------------------
                                                           11,210                   15,324


Less - Operating Expenses and
  Costs of Goods Sold
    Shopping Centers                                        1,493                    2,227
    Office Buildings                                        1,280                    1,392
    Parking Facilities                                         24                      322
    Ventek                                                  2,049                    2,148
    Corporate                                                 124                       78
                                               -------------------    ---------------------
                                                            4,970                    6,167


Less - Real Estate Taxes
    Shopping Centers                                          287                      948
    Office Buildings                                          209                      272
    Parking Facilities                                        347                      476
                                               -------------------    ---------------------
                                                              843                    1,696


Property - Net Operating Income (Loss)
    Shopping Centers                                        2,832                    4,996
    Office Buildings                                        1,380                    1,291
    Parking Facilities                                      1,234                    2,017
    Ventek                                                     61                     (765)
    Corporate                                                (110)                     (78)
                                               -------------------    ---------------------
                                                             5,397                   7,461

                                                          Three Months Ended March 31,
                                                          ----------------------------

                                                       2001                    2000
                                               ---------------------  -----------------------

Less - Depreciation and Amortization            $            2,284     $             3,293

Less - Interest Expense                                      3,436                   6,252

Mortgage Investment Income                                      78                      94

Corporate Income (Expense)
    Investment income                                        1,756                   1,892
    Other income                                                 4                      88
    General and administrative                              (1,996)                 (4,571)
                                               ---------------------  -----------------------

Loss before Capital Gain
 (Loss) and Extraordinary Loss                  $             (481)    $             (4,581)
                                               =====================  =======================

Capital Expenditures
    Shopping Centers                            $               76     $                247
    Office Buildings                                           316                    2,081
    Parking Facilities                                         114                       20
    Ventek                                                      38                       21
                                               ---------------------  -----------------------
                                                $              544     $              2,369
                                               =====================  =======================


                                                                  March 31,
                                                                  ---------

                                                       2001                    2000
                                               ---------------------  -----------------------

Identifiable Assets
    Shopping Centers                            $           63,782     $            152,529
    Office Buildings                                         2,548                   44,351
    Parking Facilities                                           -                   73,114
    Mortgages                                                7,000                    2,712
    Ventek                                                   6,118                    5,717
    Corporate                                              134,534                  109,943
                                               ---------------------  -----------------------
Total Assets                                    $          213,982     $            388,366
                                               =====================  =======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition

In March 2001, the Trust sold a significant portion of its remaining real estate assets to Purchaser, an affiliate of Radiant, for an aggregate sales price of $205 million. At the closing of this transaction, the sales price of $205 million was reduced by $20.6 million, which was the net sales price realized by the Trust from the sale of the Huntington Garage which was sold in December 2000 to another party and which was part of the aggregate sales price of $205 million. The Huntington Garage property was among those that the Purchaser agreed to acquire from the Trust. The Purchaser and the Trust had agreed that the Trust was permitted to sell the Huntington Garage property to a third party and that the Purchaser would receive a credit towards the $205 million purchase price equal to the net sales price realized by the Trust from the sale of the Huntington Garage. The Trust received approximately $192 million in aggregate consideration for the Purchased Assets after the payment of expenses, and net operating income and other adjustments, but not including operating income and expense prorations. Of the approximate $192 million, approximately $62 million (including the Huntington Garage sale and North Valley financing) was in cash, $7 million was in the form of a bridge loan and approximately $123 million was for the assumption or repayment of mortgage indebtedness on the Purchased Assets. The $7 million bridge loan has a four month term, with an option to extend the term for two months. The interest rate on the loan is 11% per annum and is secured by cross-collateralized first mortgages on two properties. Payments of interest only are payable in monthly installments commencing April 1, 2001 through and including July 1, 2001. The loan may be extended by the borrower through September 1, 2001 at an interest rate of 15% per annum, at which time all principal and accrued interest shall be payable. Prepayment of the loan is permitted without penalty only by payment of the entire principal balance and accrued interest at time of prepayment or based upon specified release terms, as defined. The Trust recognized a capital gain on the sale of approximately $30.0 million, less an extraordinary loss on early extinguishment of debt of $.9 million. The Trust had previously recorded in December of 2000 a $19.2 million unrealized loss on the carrying value of certain of the Purchased Assets.

In February 2001, in accordance with the sales agreement, the Trust amended the mortgage loan on the North Valley Tech Center property to provide for an additional $6.5 million of financing. The Purchaser assumed this obligation at closing and in accordance with the sales agreement received a credit for the net cash proceeds of this loan received by the Trust.

In February 2001, the Board of Trustees approved the expansion of the Trust's common share repurchase program. The original authorization, which occurred in August 1999, was for $20 million. The Board of Trustees expanded this amount by an additional $20 million to be used for share repurchases in open market, privately negotiated or other types of transactions, from time to time, as market conditions warrant.

In April 2001, the Trust entered into separate agreements with Apollo Real Estate Investment Fund II, L.P. and with Bear Stearns International Limited providing for the repurchase by the Trust of an aggregate of approximately 4.8 million of its common shares at a price of $2.375 per share. The repurchases are part of the Trust's common share repurchase authorization, under which the Trust had previously expended approximately $15.6 million to buy common shares. The Trust has authority remaining to spend approximately $13.0 million with respect to the repurchase program.

Liquidity and Capital Resources

         Unrestricted and restricted cash decreased by $15.8 million (from $23.9 million to $8.1 million) when comparing the balance at March 31, 2001 to the balance at December 31, 2000.

         The Trust's net cash used for operating activities of $7.5 million and net cash used for financing activities of $144.4 million more than offset the $136.1 million of net cash provided by investing activities. Cash used for financing activities included the repayment of $150.0 million that had been borrowed pursuant to reverse repurchase agreements that were utilized to purchase U.S. Treasury Bills. The Trust invests its excess cash primarily in U.S. Treasury Bills and other U.S. Government Obligations. Cash used for financing activities also included $.5 million of cash dividends to preferred shareholders, $.2 million of mortgage amortization and $.1 million to repurchase common shares. Cash provided by financing activities included $6.5 million of proceeds received when the Trust amended the mortgage loan on the North Valley Tech Center property to provide for additional financing. Cash provided by investing activities consisted of net proceeds from the sale of real estate of $43.6 million and the excess of sales over purchases of U.S. Treasury Bills of approximately $93.1 million. Cash used for investing activities consisted of $.5 million of improvements to properties.

         The Trust declared a dividend of $.5 million ($.525 per share) to Series A Cumulative Preferred Shareholders in the first quarter of 2001. The dividend was paid April 30, 2001 to shareholders of record at the close of business on March 31, 2001. No cash dividend for the first quarter was declared with respect to the common shares. The Trust anticipates generating an approximate $20 million net operating loss carry forward, subject to limitations and the ability to generate future profits, for tax reporting purposes during 2001.

         At March 31, 2001, the Trust owned $117 million in face value of U.S. Treasury Bills and other U.S. Government Obligations. The U.S. Treasury Bills and U.S. Government Obligations are classified as held to maturity.

         During the three months ended March 31, 2001, the Trust repurchased 57,400 common shares for an aggregate cash consideration of $.1 million. As a result of these transactions, there are 39,639,204 common shares of beneficial interest outstanding at March 31, 2001. During April 2001, the Trust repurchased an additional 34,700 common shares for an aggregate cash consideration of $.1 million. During May 2001, the Trust repurchased, through two private transactions, an additional 4,798,592 common shares for an aggregate cash consideration of $11.4 million.

         The anchor department store, ("Dillard's"), at the Trust's Park Plaza Mall located in Little Rock, Arkansas, owns its facilities and has an operating agreement with the Trust that expires in 2003. Dillard's and its partner Simon Property Group own a parcel of land in West Little Rock and have announced their intention to build a 1.3 million square foot mall in this new location. Recently, the Little Rock Board of Directors re-approved zoning which would permit the construction of this new property. In the event that the new mall is approved and built, Dillard's may decline to extend or renew its operating agreement and vacate its premises at the Park Plaza Mall. Although the Trust questions whether a new mall is economically feasible, in the event Dillard's does not remain at the Park Plaza Mall, the value of the mall would be materially and adversely affected.

Results of Operations

         Net income applicable to common shares for the three months ended March 31, 2001 was $28.1 million as compared to a net loss of $8.5 million for the three months ended March 31, 2000. Net income for the three months ended March 31, 2001 included capital gains of approximately $30.0 million compared to a capital loss of $.1 million in the comparable period of 2000. Capital gains for the three months ended March 31, 2001 related to the sale of the Purchased Assets. The capital loss for the three months ended March 31, 2000 included the sale of certain fixed assets. Net income for the three months ended March 31, 2001 included a $.9 million extraordinary loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Purchased Assets. Net income for the three months ended March 31, 2000 included a $3.1 million extraordinary loss from early extinguishment of debt relating to the payoff of the Trust's deferred obligation of $10.6 million.

         Short term investment income decreased during the three months ended March 31, 2001, as compared to the comparable period of 2000. The decrease is a result of lower amounts invested and lower interest rates between the comparable three month periods.

         Net operating income decreased for the three months ended March 31, 2001 to $5.4 million from $7.5 million in 2000. The decrease was attributable to the sale of properties in March 2001.

         Property net operating income for the Trust's remaining real estate properties in the portfolio for the three months ended March 31, 2001 and 2000 remained relatively constant.

         Depreciation, amortization and mortgage loan interest expense decreased when comparing the three months ended March 31, 2001 to the comparable period in 2000 due to the sale of properties in March 2001. With respect to the remaining properties, depreciation and amortization expense remained relatively constant. Mortgage interest expense increased with respect to the remaining properties as a result of a first mortgage loan that was obtained on the Park Plaza Mall in April 2000.

         Interest expense relating to notes payable decreased due to the repayment of reverse repurchase agreements in January 2001.

         General and administrative expenses decreased by $2.6 million when comparing the three months ended March 31, 2001 and the comparable period in 2000, primarily due to severance expenses incurred during the 2000 period. Included in general and administrative expenses for the three months ended March 31, 2000 are approximately $1.7 million of stay bonuses and severance expense. In addition, general and administrative expenses decreased due to salary and overhead savings as a result of the Trust outsourcing its management functions.

         Operations improved at the Company's manufacturing facility when comparing the three months ended March 31, 2001 and the comparable period in 2000, primarily due to a higher profit percentage earned on a specific contract that was worked on during the March 2001 period. In addition, the Trust has retained a management consulting team to upgrade and improve operations at this facility.

         Certain statements contained in this Form 10-Q that are forward-looking are based on current expectations that are subject to a number of uncertainties and risks, and actual results may differ materially. The uncertainties and risks include, but are not limited to, changes in market activity, changes in local real estate conditions and markets, actions by competitors, interest rate movements and general economic conditions. Further information about these matters can be found in the Trust's Annual Report filed with the SEC on Forms 10K and 10K/A.

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

         The table below provides information about the Trust's financial instruments:

                                            AS OF MARCH 31, 2001
                             ------------------------------------------
                                EXPECTED MATURITY DATES (AMOUNTS IN MILLIONS)
                             --------------------------------------------------------
                                                                                                                      FAIR
                                2001        2002        2003        2004        2005      THEREAFTER      TOTAL       VALUE
                                ----        ----        ----        ----        ----      ----------      -----       -----
LIABILITIES
-----------------------------
Mortgage loan
-------------
-    Fixed rate                    $.2        $.3         $.3         $.3         $.4          $40.8       $42.3      $42.3
      Interest rate              8.69%      8.69%       8.69%       8.69%       8.69%          8.69%
Senior notes
------------
-    Fixed rate                                         $12.5                                              $12.5      $12.5
      Interest rate                                    8.875%
Note payable
------------
-    Fixed rate                                                                                  $.1         $.1        $.1
      Interest rate                                                                             7.5%

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 6, 2001, the Trust held a special meeting of Beneficiaries in order to submit five matters to a vote of securityholders. The matters voted upon and the results of the voting were as follows:

         1. The ballots cast in person or by proxy at the meeting regarding the proposal to approve the two Sale Contracts between the Trust and Radiant Investors, LLC for the sale of certain real estate properties to Radiant Investors, LLC were received and counted and the shares of beneficial interest ("Shares") of the Trust were voted for the proposal as follows:

                  A. Including all Shares outstanding:

                  For   26,980,351      Against 389,603       Abstain 58,844

                  Approx. 67.97%        Approx. 0.98%         Approx. 0.15%

                  B.  Excluding 35,248 Shares affiliated with Purchaser:

                  For   26,945,103      Against 389,603       Abstain 58,844

                  Approx. 67.97%        Approx. 0.98%         Approx. 0.15%

         2. The ballots cast in person or by proxy at the meeting regarding the election to the Board of Trustees were received and counted and the Shares were voted for the election of two Trustees as follows:

                  Class I

                  Talton R. Embry   For   34,268,107     Withheld   382,815

                                    Approx.  86.34%      Approx.  0.96%

                  Steven S. Snider  For   34,266,257     Withheld   384,665

                                    Approx.  86.33%      Approx.  0.97%

                  William A. Ackman, Jeffrey B. Citrin, Bruce R. Berkowitz, Daniel J. Altobello and William A. Scully continued as Trustees after the meeting.

         3. The ballots cast in person or by proxy at the meeting regarding the proposal to amend the Trust's Amended Declaration of Trust to eliminate shareholder approval requirements with respect to actions that would result in the Trust being prevented from qualifying or continuing to qualify as a REIT were received and counted and the Shares were voted for the proposal as follows:

                  For   26,091,429      Against 1,254,677     Abstain 82,691

                  Approx. 65.73%        Approx. 3.16%         Approx. 0.21%

         4. The ballots cast in person or by proxy at the meeting regarding the proposal to amend the Trust's Amended Declaration of Trust to eliminate the shareholder approval requirement with respect to the disposition of property of the Trust were received and counted and the Shares were voted for the proposal as follows:

                  For   26,126,441      Against 1,222,119     Abstain 80,236

                  Approx. 65.82%        Approx. 3.08%         Approx. 0.20%

           5. The ballots cast in person or by proxy at the meeting conferring discretionary authority on the Board to adjourn or postpone the meeting to permit further solicitation with respect to the proposals were received and counted and the Shares with respect to which such authority has been granted are as follows:

                  For   32,652,769      Against 1,921,819     Withheld 76,333

                  Approx. 82.27%        Approx. 4.84%         Approx. 0.19%

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:
               Exhibit (3) (a)                 Amended and Restated Declaration of Trust (As Amended through March
                                               6, 2001).



         (b)   Reports on Form 8K:
                    March 22, 2001
                        Item 2            -   The Trust announced the sale of certain real estate properties to Radiant
                                              Ventures I, LLC.

                        Item 7(b)         -   Pro Forma Financial information.

                                              Pro Forma Combined Balance Sheet as of September 30, 2000.

                                              Pro Forma Combined Statement of Operations for the Nine Months Ended
                                              September 30, 2000.

                                              Pro Forma Combined Statement of Operations for the Year Ended
                                              December 31, 1999.

                                              Notes to Pro Forma Combined Financial Statements.

                    April 5, 2001
                        Item 2            -   The Trust filed Form 8-K/A which amended and supplemented the Form
                                              8-K filed on March 22, 2001 regarding the sale of certain real estate properties to Radiant Ventures I, LLC.


                        Item 7(b)         -   Pro Forma Financial Information.

                                          -   Pro Forma Combined Balance Sheet as of December 31, 2000.

                                          -   Pro Forma Combined Statement of Operations for the Year Ended
                                              December 31, 2000.

                                          -   Pro Forma Combined Statement of Operations for the Year Ended
                                              December 31, 1999.

                                          -   Notes to Pro Forma Combined Financial Statements.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         First Union Real Estate Equity and
                                                 Mortgage Investments
                                         ----------------------------------
                                                       (Trust)






Date:  May 15, 2001                      By:   /s/ Neil H. Koenig
                                               ---------------------------------
                                               Neil H. Koenig,
                                               Interim Chief Financial Officer

                               Index to Exhibits


Exhibit (3) (a)    Amended and Restated Declaration of Trust (As Amended Through
                   March 6, 2001).