Form 10-Q
period 2001-06-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2001-08-13
CIK 37008

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001       Commission File Number 1-6249
                               -------------                              ------

             First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                                          34-6513657
--------------------------------                              ------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer Identification No.)
incorporation or organization)


     125 Park Avenue, 14th Floor
            New York, New York                                                 10017
------------------------------------------                             -------------------
(Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code:              (212) 949-1373
                                                                 --------------

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

34,805,912       Shares of Beneficial Interest outstanding as of August 1, 2001
--------------------------------------------------------------------------------

===============================================================================


        Total number of pages contained in this report:       19
                                                       ---------------

                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Balance Sheets

(In thousands, except share data)                                                           June 30, 2001         December 31,
                                                                                             (Unaudited)             2000
                                                                                           -----------------   ------------------
ASSETS
Investments in real estate
  Land                                                                                     $          6,086    $          45,692
  Buildings and improvements                                                                         64,087              227,691
                                                                                           -----------------   ------------------
                                                                                                     70,173              273,383
  Less - Accumulated depreciation                                                                    (9,142)             (68,507)
                                                                                           -----------------   ------------------
    Total investments in real estate                                                                 61,031              204,876

Mortgage loans and note receivable                                                                    4,800                1,468

Other assets
  Cash and cash equivalents - unrestricted                                                            4,034               19,477
                            - restricted                                                              1,662                4,412
  Accounts receivable and prepayments, net of allowances
      of $164 and $772, respectively                                                                  3,147                5,386
  Investments                                                                                       119,643              220,648
  Inventory                                                                                           3,181                3,097
  Unamortized debt issue costs, net                                                                     388                1,439
  Other                                                                                                 215                1,795
                                                                                           -----------------   ------------------
    Total assets                                                                           $        198,101    $         462,598
                                                                                           =================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage loans                                                                           $         42,201    $         158,772
  Notes payable                                                                                         103              150,110
  Senior notes                                                                                       12,538               12,538
  Accounts payable and accrued liabilities                                                            9,756               18,040
  Deferred items                                                                                         74                2,755
                                                                                           -----------------   ------------------
    Total liabilities                                                                                64,672              342,215
                                                                                           -----------------   ------------------

Shareholders' equity
  Preferred shares of beneficial interest, $25 liquidation preference,
    2,300,000 shares authorized, 984,800 shares
      outstanding at June 30, 2001 and December 31, 2000                                             23,171               23,171
  Shares of beneficial interest, $1 par, unlimited authorized, 34,806,000 and 39,697,000 shares outstanding at June 30, 2001 and
      December 31, 2000, respectively                                                                34,806               39,697
  Additional paid-in capital                                                                        207,602              214,336
  Undistributed loss from operations                                                               (132,150)            (156,821)
                                                                                           -----------------   ------------------
    Total shareholders' equity                                                                      133,429              120,383
                                                                                           -----------------   ------------------
Total liabilities and shareholders' equity                                                 $        198,101    $         462,598
                                                                                           =================   ==================

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Operations

Unaudited (In thousands, except per share data)                                 Three Months Ended           Six Months Ended
                                                                                     June 30,                     June 30,
                                                                         ------------------------------   -------------------------

                                                                               2001           2000            2001          2000
                                                                         ---------------   ------------   -----------   -----------
Revenues
     Rents                                                               $        3,065    $    11,909    $   12,165    $   25,849
     Sales                                                                        1,921          1,395         4,031         2,779
     Interest    - Mortgage loans                                                   188             56           266           150
                 - Short-term investments                                         1,190          2,643         2,608         4,535
     Dividends                                                                      337            112           675           112
     Equity in loss from joint venture                                                -            (87)            -          (115)
     Other income                                                                     1             63             5           179
                                                                         ---------------   ------------   -----------   -----------
                                                                                  6,702         16,091        19,750        33,489
                                                                         ---------------   ------------   -----------   -----------

Expenses
     Property operating                                                           1,696          3,080         4,617         7,099
     Cost of goods sold                                                           1,779          2,086         3,828         4,234
     Real estate taxes                                                              102          1,448           945         3,144
     Depreciation and amortization                                                  523          2,929         2,807         6,222
     Interest    - Mortgage loans                                                   928          4,278         3,957         9,324
                 - Notes payable                                                     18          1,704           147         2,632
                 - Senior notes                                                     278            278           556           556
     General and administrative                                                   1,732          3,330         3,728         7,901
     Write-down of investment                                                     2,700              -         2,700             -
                                                                         ---------------   ------------   -----------   -----------
                                                                                  9,756         19,133        23,285        41,112
                                                                         ---------------   ------------   -----------   -----------
Loss before capital gains, extraordinary loss from early extinguishment
     of debt and preferred dividend                                              (3,054)        (3,042)       (3,535)       (7,623)
     Capital gains                                                                  142         59,249        30,129        59,141
     Extraordinary loss from early extinguishment of debt                             -         (2,367)         (889)       (5,459)
                                                                         ---------------   ------------   -----------   -----------
Net (loss) income before preferred dividend                                      (2,912)        53,840        25,705        46,059
     Preferred dividend                                                            (517)          (708)       (1,034)       (1,416)
                                                                         ---------------   ------------   -----------   -----------
Net (loss) income attributable to shares of beneficial interest          $       (3,429)   $    53,132    $   24,671    $   44,643
                                                                         ===============   ============   ===========   ===========

Per share data

Basic weighted average shares                                                    36,388         42,469        38,012        42,470
                                                                         ===============   ============   ===========   ===========
Diluted weighted average shares                                                  36,388         49,087        42,857        49,098
                                                                         ===============   ============   ===========   ===========

(Loss) income before extraordinary loss, basic                           $        (0.09)   $      1.33    $     0.67    $     1.20
Extraordinary loss from early extinguishment of debt, basic                           -          (0.06)        (0.02)        (0.13)
                                                                         ---------------   ------------   -----------   -----------
Net (loss) income applicable to shares of beneficial interest, basic     $        (0.09)   $      1.27    $     0.65    $     1.07
                                                                         ===============   ============   ===========   ===========

(Loss) income before extraordinary loss, diluted                         $        (0.09)   $      1.15    $     0.62    $     1.05
Extraordinary loss from early extinguishment of debt, diluted                         -           (.05)        (0.02)        (0.11)
                                                                         ---------------   ------------   -----------   -----------
Net (loss) income applicable to shares of beneficial interest, diluted   $        (0.09)   $      1.10    $     0.60    $      .94
                                                                         ===============   ============   ===========   ===========

Combined Statements of Comprehensive Income

Net (loss) income                                                        $       (3,429)   $    53,132    $   24,671    $   44,643

Other comprehensive income                                                            -              -             -             -
                                                                         ---------------   ------------   -----------   -----------

Comprehensive (loss) income                                              $       (3,429)   $    53,132    $   24,671    $   44,643
                                                                         ===============   ============   ===========   ===========





                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Cash Flows

Unaudited (In thousands)                                                                                Six Months
                                                                                                      Ended June 30,
                                                                                           -------------------------------------

                                                                                                2001                  2000
                                                                                           ----------------      ---------------
Cash (used for) provided by operations
  Net income before preferred dividend                                                  $           25,705    $          46,059
  Adjustments to reconcile net income before preferred dividend to net cash (used for) provided by operations
      Depreciation and amortization                                                                  2,807                6,230
      Write-down of investment                                                                       2,700                    -
      Extraordinary loss from early extinguishment of debt                                             889                5,459
      Capital gain, net                                                                            (30,129)             (59,141)
      (Decrease) increase in deferred items                                                           (906)               2,131
      Net changes in other assets and liabilities                                                   (6,965)               1,324
                                                                                        -------------------   ------------------
        Net cash (used for) provided by operations                                                  (5,899)               2,062
                                                                                        -------------------   ------------------

Cash provided by (used for) investing
  Principal received from mortgage loans and note receivable                                         2,248                2,651
  Net proceeds from sale of real estate                                                             43,617                2,451
  Proceeds from sale of fixed assets                                                                     -                  175
  Purchase of investments                                                                         (639,807)            (609,116)
  Sale of investments                                                                              738,787              503,668
  Investments in capital and tenant improvements                                                      (674)              (4,653)
                                                                                        -------------------   ------------------
        Net cash provided by (used for) investing                                                  144,171             (104,824)
                                                                                        -------------------   ------------------

Cash (used for) provided by financing
  (Decrease) increase in notes payable                                                            (150,007)              95,989
  Proceeds from mortgage loans                                                                       6,500               42,000
  Repayment of mortgage loans - Normal payments                                                       (299)                (770)
                              - Balloon payments                                                         -               (1,000)
  Payment of deferred obligation                                                                         -              (10,579)
  Deferred obligation repayment penalty                                                                  -               (3,092)
  Payments for Impark spin-off                                                                           -              (37,087)
  Purchase of First Union common shares                                                            (11,625)                (612)
  Purchase of First Union preferred shares                                                               -               (7,739)
  Income from variable stock options                                                                     -                 (666)
  Debt issue costs paid                                                                                  -                 (340)
  Dividends paid on shares of beneficial interest                                                        -              (13,166)
  Dividends paid on preferred shares of beneficial interest                                         (1,034)              (1,416)
                                                                                        -------------------   ------------------
        Net cash (used for) provided by financing                                                 (156,465)              61,522
                                                                                        -------------------   ------------------
Decrease in cash and cash equivalents                                                              (18,193)             (41,240)
Cash and cash equivalents at beginning of period                                                    23,889               57,841
                                                                                        -------------------   ------------------
Cash and cash equivalents at end of period                                                           5,696               16,601
Change in cash from discontinued operations                                                              -               (2,414)
                                                                                        -------------------   ------------------
Cash and cash equivalents at end of period, including discontinued
operations                                                                               $           5,696    $          14,187
                                                                                        ===================   ==================

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
   Interest Paid                                                                        $            5,464    $          13,071
                                                                                        ===================   ==================

Supplemental Disclosure of Non-Cash Financing Activities
--------------------------------------------------------
   Transfer of mortgage loan obligations in connection with real estate sales           $          122,772    $               -
                                                                                        ===================   ==================
   Transfer of deferred obligation in connection with real estate sales                 $            1,775    $               -
                                                                                        ===================   ==================
   Issuance of mortgage loan receivable in connection with real estate sales            $            7,000    $               -
                                                                                        ===================   ==================
   Discontinued non-cash net assets charged to dividends paid                           $                -    $          64,747
                                                                                        ===================   ==================

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

         The combined financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied. The results of operations for the six months ended June 30, 2001, are not indicative of the results to be expected for the full year, since the Trust sold the majority of its properties on March 6, 2001.

Accounting Policies

         The Trust follows the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Bulletin 98-9 (EITF98-9), "Accounting for Contingent Rent in Interim Financial Periods." EITF98-9 requires that contingent rental income, such as percentage rent which is dependent on sales of retail tenants, be recognized in the period that a tenant exceeds its specified sales breakpoint. Consequently, the Trust accrues the majority of percentage rent income in the fourth quarter of each year in accordance with EITF98-9.

         The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. The effect of SFAS No. 133 on the Trust's financial statements was immaterial.

        In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 will have no effect on the Trust's financial statements.

        In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The effect of SFAS No. 142 will not be material to the Trust's financial statements.

         The Company's manufacturing subsidiary, Ventek International, Inc. ("Ventek") is in the business of manufacturing, installing and providing maintenance of transit ticket vending equipment. A summary of Ventek's significant accounting policies are as follows:

         Inventory:

                  Inventory is valued at the lower of weighted average cost or net realizable value.

         Fixed Assets:

                  Fixed assets are recorded at cost. Depreciation of furniture, fixtures and equipment are calculated using the declining-balance and straight-line methods over terms of three to five years. Amortization of leasehold improvements is calculated using the straight-line method over the lease term.

         Revenue Recognition:

                  Revenue from transit ticket vending equipment contracts is recognized by the percentage completion method. Revenue in excess of billings represents the difference between revenues recognized under the percentage completion method and billings issued under the terms of the contracts and are included as part of inventory on the accompanying balance sheet.

         Income Taxes:

                  Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with future income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as measured by income tax laws. Changes in future income taxes attributable to these temporary differences are included in the determination of income.

Business Segments

         The Trust's and Company's business segments at June 30, 2001 include ownership of a shopping center, an office building and a parking and transit ticket equipment manufacturing company. Management evaluates performance based upon net operating income which is income before depreciation, amortization, interest and non-operating items. During the six months ended June 30, 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in the operations of the properties. With respect to property assets, net operating income is property rent less property operating expense, and real estate taxes. With respect to the manufacturing company, net operating income is sales revenue less cost of goods sold. Corporate interest expense consists of the Trust's senior notes and borrowings collateralized by U.S. Treasury Bills. Corporate depreciation and amortization consist primarily of the amortization of deferred issue costs. Corporate assets consist primarily of cash and cash equivalents, an investment in preferred stock and warrants of HQ Global Holdings, Inc. and deferred issue costs for senior notes. All intercompany transactions between segments have been eliminated (see table of business segments).

Sale of Properties

         In March 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in the operations of the properties (the "Purchased Assets") to Radiant Ventures I, LLC (the "Purchaser") for an aggregate sales price before adjustments and closing costs of $205 million. At the closing of this transaction, the sale price of $205 million was reduced by $20.6 million, which was the net sales price realized by the Trust from the sale of the Huntington Garage property which was sold in December 2000 to another party as agreed by Purchaser and which was part of the aggregate sales price of $205 million. The remaining properties were sold to Purchaser, an affiliate of Radiant Partners, LLC ("Radiant"), an asset management firm comprised of former executive officers of the Trust. The Trust recognized a capital gain on the sale of approximately $30.1 million, less an extraordinary loss on early extinguishment of debt of $.9 million. The Trust had previously recorded in December 2000 a $19.2 million unrealized loss on the carrying value of certain of the Purchased Assets. As part of the sale, Purchaser assumed $122.8 of existing mortgage debt on the purchased properties. Radiant is currently providing asset management services to the Trust's remaining assets.

         In connection with the sale, the Trust provided Purchaser a four-month bridge loan. The loan in the original amount of $7.0 million bore interest at 11% per annum and was secured by cross-collateralized first mortgages on two properties. The loan was repaid in two installments, $2.2 million was paid in June 2001 and $4.8 million in July 2001. The balance remaining at June 30, 2001 was $4.8 million.

         The Trust's remaining real estate properties consist of a shopping mall in Little Rock, Arkansas and an office building in Indianapolis, Indiana.

Write-Down of Investment

         At June 30, 2001, the Trust wrote off its $2.7 million investment in HQ Global Holdings, Inc. ("HQ") warrants because of a decline in center occupancy and other business setbacks recently disclosed by HQ. The Trust believes that the decline in estimated fair market value of this investment is other than temporary.

Earnings Per Share

The computation of basic and diluted earnings per share before extraordinary loss is as follows (in thousands, except per share data):



                                                             Three Months         Three Months        Six Months       Six Months
                                                                 Ended               Ended              Ended             Ended
                                                                June 30,            June 30,           June 30,          June 30,
                                                                 2001                2000                2001              2000
                                                           ------------------   -----------------   ---------------   -------------
Basic
-----
(Loss) income before extraordinary loss, basic             $          (2,912)   $         56,207    $       26,594    $      51,518
Preferred dividend                                                      (517)               (708)           (1,034)          (1,416)
Discount on preferred stock redemption                                     -                 827                 -              827
                                                           ------------------   -----------------   ---------------   -------------
(Loss) income before extraordinary loss attributable to
   common shares, basic                                    $          (3,429)   $         56,326    $       25,560    $      50,929
                                                           ==================   =================   ===============   =============

Basic weighted average shares                                         36,388              42,469            38,012           42,470
                                                           ==================   =================   ===============   =============
(Loss) income per share before extraordinary
   loss, basic                                             $           (0.09)   $           1.33    $         0.67    $        1.20
                                                           ==================   =================   ===============   =============

Diluted
-------
(Loss) income before extraordinary loss, diluted           $          (2,912)   $         56,207    $       26,594    $      51,518
Preferred dividend                                                      (517)                  -                -                 -
Discount on preferred stock redemption                                    -                    -                -                 -
                                                           ------------------   -----------------   ---------------   -------------
(Loss) income before extraordinary loss attributable to
    common shares, diluted                                 $          (3,429)   $         56,207    $       26,594    $      51,518
                                                           ==================   =================   ===============   =============

Diluted weighted average shares                                        36,388              49,087            42,857          49,098
                                                           ==================   =================   ===============   =============

(Loss) income per share before extraordinary loss, diluted $           (0.09)   $           1.15    $         0.62    $        1.05
                                                           ==================   =================   ===============   =============


Business Segments

                                                                     Six Months Ended June 30,
                                                                     -------------------------

                                                                    2001                     2000
                                                           ---------------------    ----------------------
Rents and Sales
       Shopping Centers                                    $              7,317     $              14,318
       Office Buildings                                                   3,215                     6,136
       Parking Facilities                                                 1,619                     5,224
       Ventek                                                             4,031                     2,779
       Corporate                                                             14                       171
                                                           ---------------------    ----------------------
                                                                         16,196                    28,628

Less - Operating Expenses and
  Costs of Goods Sold
       Shopping Centers                                                   2,945                     4,061
       Office Buildings                                                   1,459                     2,685
       Parking Facilities                                                    24                       360
       Ventek                                                             3,828                     4,234
       Corporate                                                            189                        (7)
                                                           ---------------------    ----------------------
                                                                          8,445                    11,333

Less - Real Estate Taxes
       Shopping Centers                                                     513                     1,497
       Office Buildings                                                     230                       696
       Parking Facilities                                                   347                       951
       Corporate                                                           (145)                        -
                                                           ---------------------    ----------------------
                                                                            945                     3,144

Property - Net Operating Income (Loss)
       Shopping Centers                                                   3,859                     8,760
       Office Buildings                                                   1,526                     2,755
       Parking Facilities                                                 1,248                     3,913
       Ventek                                                               203                    (1,455)
       Corporate                                                            (30)                      178
                                                           ---------------------    ----------------------
                                                                          6,806                    14,151


                                                                     Six Months Ended June 30,
                                                                     -------------------------

                                                                  2001                     2000
                                                           ---------------------    ----------------------

Less - Depreciation and Amortization                       $              2,807     $               6,222

Less - Interest Expense                                                   4,660                    12,512

Mortgage Investment Income                                                  266                       150

Corporate Income (Expense)
       Investment income                                                  3,283                     4,647
       Other income                                                           5                        64
       General and administrative                                        (3,728)                   (7,901)
       Write-down of investment                                          (2,700)                        -
                                                           ---------------------    ----------------------

Loss before Capital Gain
   and Extraordinary Loss                                  $             (3,535)    $              (7,623)
                                                           =====================    ======================

Capital Expenditures
       Shopping Centers                                    $                105     $                 700
       Office Buildings                                                     403                     3,909
       Parking Facilities                                                   114                        20
       Ventek                                                                52                        24
                                                           ---------------------    ----------------------
                                                           $                674     $               4,653
                                                           =====================    ======================


                                                                             June 30,
                                                                             --------

                                                                  2001                     2000
                                                           ---------------------    ----------------------
Identifiable Assets
       Shopping Centers                                    $             59,870     $             136,482
       Office Buildings                                                   2,513                    52,275
       Parking Facilities                                                     -                    73,027
       Mortgages                                                          4,800                     2,698
       Ventek                                                             5,444                     4,904
       Corporate                                                        125,474                   196,500
                                                           ---------------------    ----------------------
Total Assets                                               $            198,101     $             465,886
                                                           =====================    ======================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition

In March 2001, the Trust sold a significant portion of its remaining real estate assets to Purchaser, an affiliate of Radiant, for an aggregate sales price of $205 million. At the closing of this transaction, the sales price of $205 million was reduced by $20.6 million, which was the net sales price realized by the Trust from the sale of the Huntington Garage which was sold in December 2000 to another party and which was part of the aggregate sales price of $205 million. The Huntington Garage property was among those that the Purchaser agreed to acquire from the Trust. The Purchaser and the Trust had agreed that the Trust was permitted to sell the Huntington Garage property to a third party and that the Purchaser would receive a credit towards the $205 million purchase price equal to the net sales price realized by the Trust from the sale of the Huntington Garage. The Trust received approximately $192 million in aggregate consideration for the Purchased Assets after the payment of expenses, and net operating income and other adjustments, but not including operating income and expense prorations. Of the approximate $192 million, approximately $62 million (including the Huntington Garage sale and North Valley financing) was in cash, $7 million was in the form of a bridge loan and approximately $123 million was for the assumption or repayment of mortgage indebtedness on the Purchased Assets. The $7 million bridge loan had a four month term. The interest rate on the loan was 11% per annum and was secured by cross-collateralized first mortgages on two properties. The loan was repaid in two installments, $2.2 million was paid in June 2001 and $4.8 million was paid in July 2001. The Trust recognized a capital gain on the sale of approximately $30.1 million, less an extraordinary loss on early extinguishment of debt of $.9 million. The Trust had previously recorded in December of 2000 a $19.2 million unrealized loss on the carrying value of certain of the Purchased Assets.

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

         At June 30, 2001, the Trust off its their $2.7 million investment in HQ Global Holdings, Inc. ("HQ") warrants because of a decline in center occupancy and other business setbacks recently disclosed by HQ. The Trust believes that the decline in estimated fair market value of this investment is other than temporary. The Trust continues to evaluate its investment in the convertible preferred stock of HQ.

The Board of Trustees of the Trust has established a Special Committee for the purpose of evaluating and advising the Board with respect to proposed transactions and other possible business alternatives that the Trust may pursue. The Special Committee, which is comprised of Daniel J. Altobello and Bruce P. Berkowitz, Trustees of the Trust, has retained US Bancorp-Libra and Duff and Phelps LLC as its investment advisors and Shaw Pittman as its independent legal counsel. Among the matters that the Special Committee is evaluating is a new proposal made on July 3, 2001 by Gotham Partners, LP ("Gotham"), a major shareholder of the Trust. The terms of the Gotham proposal have been previously disclosed in a press release (filed as an exhibit to this 10-Q) by the Trust and by Gotham. William A. Ackman, a principal of Gotham, is the Chairman of the Trust. There can be no assurances that the Trust will pursue the Gotham proposal or come to terms with Gotham with respect to the Gotham proposal. No determinations have been reached by the Special Committee with respect to the pursuit of any specific alternatives.

Liquidity and Capital Resources

         General

         Unrestricted and restricted cash decreased by $18.2 million (from $23.9 million to $5.7 million) when comparing the balance at June 30, 2001 to the balance at December 31, 2000.

         The Trust's net cash used for operating activities of $5.9 million and net cash used for financing activities of $156.5 million more than offset the $144.2 million of net cash provided by investing activities. Cash used for financing activities included the repayment of $150.0 million that had been borrowed pursuant to reverse repurchase agreements that were utilized to purchase U.S. Treasury Bills. The Trust invests its excess cash primarily in U.S. Treasury Bills and other U.S. Government Obligations. Cash used for financing activities also included $1.0 million of cash dividends to preferred shareholders, $.3 million of mortgage amortization and $11.6 million to repurchase common shares. Cash provided by financing activities included $6.5 million of proceeds received when the Trust amended the mortgage loan on the North Valley Tech Center property to provide for additional financing. Cash provided by investing activities consisted of the receipt of $2.2 million of principal on the bridge loan, net proceeds from the sale of real estate of $43.6 million and the excess of sales over purchases of U.S. Treasury Bills and other U.S. Government Obligations of $99.0 million. Cash used for investing activities consisted of $.7 million of improvements to properties.

         The Trust declared a dividend of $.5 million ($.525 per share) to Series A Cumulative Preferred Shareholders in the second quarter of 2001. The dividend was paid July 31, 2001 to shareholders of record at the close of business on June 30, 2001. In addition, the Trust paid a dividend for the first quarter of 2001 of $.5 million ($.525 per share) to preferred shareholders. No cash dividend for the first or second quarter was declared with respect to the common shares. The Trust anticipates generating an approximate $25 to $30 million net operating loss carry forward, subject to limitations and the ability to generate future profits, for tax reporting purposes during 2001.

        At June 30, 2001, the Trust owned $111.1 million in face value of U.S. Treasury Bills and other U.S. Government Obligations. The U.S. Treasury Bills and U.S. Government Obligations are classified as held to maturity.

         During the six months ended June 30, 2001, the Trust repurchased 4,890,692 common shares for an aggregate cash consideration of $11.6 million. As a result of these transactions, 34,805,912 common shares of beneficial interest were outstanding at June 30, 2001.

         Park Plaza Mall

         The anchor department store, ("Dillard's"), at the Trust's Park Plaza Mall located in Little Rock, Arkansas, owns its facilities and has an operating agreement with the Trust that expires in 2003. Dillard's and its partner Simon Property Group own a parcel of land in West Little Rock and have announced their intention to build a 1.3 million square foot mall in this new location. During the first quarter of 2001, the Little Rock Board of Directors re-approved zoning which would permit the construction of this new property. Although the Trust does not believe that a new mall is economically feasible, in the event that the new mall is approved and built, Dillard's may decline to extend or renew its operating agreement and vacate its premises at the Park Plaza Mall. In the event Dillard's does not remain at the Park Plaza Mall and no comparable anchor tenant is substituted, the value of the mall would be materially and adversely affected.

Results of Operations

         Net income applicable to common shares for the six months ended June 30, 2001 was $24.7 million as compared to a net income of $44.6 million for the six months ended June 30, 2000. Net income for the six months ended June 30, 2001 included a write-down of an investment in warrants to purchase common shares of HQ of $2.7 million. Net income for the six months ended June 30, 2001 included capital gains of approximately $30.1 million compared to capital gains of $59.1 million in the comparable period of 2000. Capital gains for the six months ended June 30, 2001 related to the sale of the Purchased Assets. The capital gain for the six months ended June 30, 2000 included $59.0 million related to the sale of Crossroads Mall. Net income for the six months ended June 30, 2001 included a $.9 million extraordinary loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Purchased Assets. Net income for the six months ended June 30, 2000 included a $3.1 million extraordinary loss from early extinguishment of debt relating to the payoff of the Trust's deferred obligation of $10.6 million and a $2.4 million loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of Crossroads Mall.

         Net loss for the three months ended June 30, 2001 was $3.4 million as compared to net income of $53.1 million in the comparable period of 2000. The net loss for the three months ended June 30, 2001 included a $2.7 million write-down of an investment. The net income for the three months ended June 30, 2000 included a capital gain of $59.0 million from the sale of Crossroads Mall and $2.4 million loss from the early extinguishment of debt.

         Short term investment income decreased during the six months ended June 30, 2001, as compared to the comparable period of 2000. The decrease is a result of lower amounts invested and lower interest rates between the comparable three and six month periods.

         Property net operating income decreased for the six months ended June 30, 2001 to $6.6 million from $15.6 million in 2000. The decrease was attributable to the sale of properties in March 2001.

         Property net operating income for the Trust's remaining real estate properties for the six months ended June 30, 2001 and 2000 decreased by $.6 million. The decrease was attributable to a decrease in revenue of $.1 million and an increase in operating expense of $.5 million. Revenues decreased by $.1 million for the properties remaining for the six months ended June 30, 2001 and 2000, primarily due to a decrease in occupancy at Park Plaza. Operating expenses increased at both Circle Tower and Park Plaza.

         Property net operating income for the Trust's remaining real estate properties for the three months ended June 30, 2001 and 2000 decreased by $.5 million. The decrease was attributable to an increase in operating expenses.

         Depreciation and amortization, and mortgage loan interest expense decreased when comparing the three and six months ended June 30, 2001 to the comparable periods in 2000 due to the sale of properties in March 2001. With respect to the remaining properties, depreciation and amortization expense increased slightly due to improvements to properties. Mortgage interest expense increased with respect to the remaining properties as a result of a first mortgage loan that was obtained on the Park Plaza Mall in April 2000.

         Interest expense relating to notes payable decreased due to the repayment of reverse repurchase agreements in January 2001.

         General and administrative expenses decreased by $4.2 million when comparing the six months ended June 30, 2001 and the comparable period in 2000, primarily due to severance expenses incurred during the 2000 period. Included in general and administrative expenses for the six months ended June 30, 2000 are approximately $2.7 million of stay bonuses and severance expense. In addition, general and administrative expenses decreased due to salary and overhead savings as a result of the Trust outsourcing its management functions.

         Operations improved at the Company's manufacturing facility when comparing the three and six months ended June 30, 2001 and the comparable periods in 2000, primarily due to a higher profit percentage earned on contracts that were worked on during the 2001 periods and a decrease in cost of goods sold. In addition, the Trust has retained a management consulting team to upgrade and improve operations at this facility.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Interest Rate Risk

         The Trust had entered into certain financing arrangements that required interest payments based on variable interest rates. As such, the combined financial statements were subject to changes in the market rate of interest. All floating rate loans were transferred with the sale of the properties in March 2001. The fair value of financial instruments is determined by approximating the interest rate available in the current market for financial instruments with similar attributes, terms and conditions.


         The table below provides information about the Trust's financial instruments:

                             AS OF JUNE 30, 2001
                EXPECTED MATURITY DATES (AMOUNTS IN MILLIONS)

                                                                                                             FAIR
                                2001      2002       2003      2004       2005      THEREAFTER     TOTAL     VALUE
                              --------- ----------  ---------  -------- --------- --------------- --------  ---------
LIABILITIES
----------------------------
Mortgage loan
-------------
-  Fixed rate                      $.1        $.3        $.3       $.3       $.4           $40.8     $42.2     $42.2
   Interest rate                 8.69%      8.69%      8.69%     8.69%     8.69%           8.69%

Senior notes
------------
-  Fixed rate                                          $12.5                                         $12.5     $12.5
   Interest rate                                      8.875%

Note payable
------------
-  Fixed rate                                                                                $.1       $.1       $.1
   Interest rate                                                                            7.5%

                                   ----------


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On May 18, 2001, the plaintiff in the Brickell vs. Friedman et. al. lawsuit (the "Brickell Lawsuit") filed an amended complaint which added allegations challenging a proposal by Gotham, announced on May 16, 2001, pursuant to which Gotham would sell certain of its assets to the Trust in exchange for shares of the Trust (the "First Gotham Proposal"). The amended complaint alleged that approval by the Board of the First Gotham Proposal would constitute a breach of its fiduciary duty. On May 25, 2001, Gotham announced that it was withdrawing the First Gotham Proposal. On July 16, 2001, First Union, trustees and certain former trustees of the Trust moved to dismiss the Brickell Lawsuit. Radiant Investors, LLC and its principals filed a separate motion to dismiss.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.



 (a)   Exhibits:
       Exhibit 99.1                -   Press release dated July 3, 2001 regarding a proposal made by
                                       Gotham Partners, LP.



 (b)   Reports on Form 8K:


       April 5, 2001               -   The Trust filed Form 8-K/A which amended and supplemented the
              Item 2                   Form 8-K filed on March 22, 2001 regarding the sale of certain real estate properties to Radiant Ventures I, LLC.

              Item 7(b)            -   Pro Forma Financial Information.

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


                                            First Union Real Estate Equity and
                                                    Mortgage Investments
                                            ----------------------------------
                                                        (Trust)






Date:   August 13, 2001              By: /s/ Neil H. Koenig
                                         --------------------------------------
                                         Neil H. Koenig,
                                         Interim Chief Financial Officer

                                Index to Exhibits


   Exhibit 99.1      -   Press release dated July 3, 2001 regarding a proposal
                         made by Gotham Partners, LP.