Form 10-Q
period 2001-09-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2001-11-14
CIK 37008

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001
                               ------------------

Commission File Number 1-6249
                       ------

            First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                     34-6513657
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      125 Park Avenue, 14th Floor
          New York, New York                                10017
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (212) 949-1373
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

 34,805,912    Shares of Beneficial Interest outstanding as of November 1, 2001
--------------------------------------------------------------------------------

================================================================================

               Total number of pages contained in this report: 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Balance Sheets

                                                                          September 30,
                                                                              2001         December 31,
(In thousands, except share data)                                          (Unaudited)         2000
                                                                          ------------     -----------
ASSETS
Investments in real estate
  Land                                                                     $    6,086       $   45,692
  Buildings and improvements                                                   64,140          227,691
                                                                           ----------       ----------
                                                                               70,226          273,383
  Less - Accumulated depreciation                                              (9,620)         (68,507)
                                                                           ----------       ----------
    Total investments in real estate                                           60,606          204,876

Mortgage loan                                                                      --            1,468

Other assets
  Cash and cash equivalents - unrestricted                                      1,368           19,477
                            - restricted                                        1,885            4,412
  Accounts receivable and prepayments, net of allowances
    of $164 and $771, respectively                                              2,534            5,386
  Investments                                                                 121,453          220,648
  Inventory                                                                     2,231            3,097
  Unamortized debt issue costs, net                                               370            1,439
  Other                                                                           190            1,795
                                                                           ----------       ----------
    Total assets                                                           $  190,637       $  462,598
                                                                           ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage loans                                                           $   42,140       $  158,772
  Notes payable                                                                    99          150,110
  Senior notes                                                                 12,538           12,538
  Accounts payable and accrued liabilities                                      7,875           18,040
  Deferred items                                                                   83            2,755
                                                                           ----------       ----------
    Total liabilities                                                          62,735          342,215
                                                                           ----------       ----------

Shareholders' equity
  Preferred shares of beneficial interest, $25 liquidation preference,
    2,300,000 shares authorized, 984,800 shares
    outstanding at September 30, 2001 and December 31, 2000                    23,171           23,171
  Shares of beneficial interest, $1 par, unlimited authorized,
    34,806,000 and 39,697,000 shares outstanding at September 30,
    2001 and December 31, 2000, respectively                                   34,806           39,697
  Additional paid-in capital                                                  207,602          214,336
  Undistributed loss from operations                                         (137,677)        (156,821)
                                                                           ----------       ----------
    Total shareholders' equity                                                127,902          120,383
                                                                           ----------       ----------
Total liabilities and shareholders' equity                                 $  190,637       $  462,598
                                                                           ==========       ==========

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Operations

Unaudited (In thousands, except per share data)                              Three Months Ended          Nine Months Ended
                                                                                September 30,               September 30,
                                                                           ----------------------      ----------------------
                                                                             2001          2000          2001          2000
                                                                           --------      --------      --------      --------
Revenues
   Rents                                                                   $  3,105      $ 11,346      $ 15,270      $ 37,195
   Sales                                                                      1,722         1,463         5,753         4,242
   Interest and dividends                                                       971         3,500         4,520         8,297
   Other (loss) income                                                           --           (33)            5            31
                                                                           --------      --------      --------      --------
                                                                              5,798        16,276        25,548        49,765
                                                                           --------      --------      --------      --------

Expenses
   Property operating                                                         1,289         3,207         5,906        10,306
   Cost of goods sold                                                         2,722         2,076         6,550         6,310
   Real estate taxes                                                             36         1,180           981         4,324
   Depreciation and amortization                                                523         2,948         3,330         9,170
   Interest                                                                   1,222         6,575         5,882        19,087
   General and administrative                                                   639         2,158         4,367        10,059
   Write-down of investment                                                   4,363            --         7,063            --
                                                                           --------      --------      --------      --------
                                                                             10,794        18,144        34,079        59,256
                                                                           --------      --------      --------      --------
 Loss before (loss) gains on sale of real estate, extraordinary
   loss from early extinguishment of debt and preferred dividend             (4,996)       (1,868)       (8,531)       (9,491)
   (Loss) gains on sale of real estate                                          (14)          772        30,115        59,913
                                                                           --------      --------      --------      --------
(Loss) income before extraordinary loss from early
   extinguishment of debt and preferred dividend                             (5,010)       (1,096)       21,584        50,422
   Extraordinary loss from early extinguishment of debt                          --            --          (889)       (5,459)
                                                                           --------      --------      --------      --------
Net (loss) income before preferred dividend                                  (5,010)       (1,096)       20,695        44,963
   Preferred dividend                                                          (517)         (517)       (1,551)       (1,933)
                                                                           --------      --------      --------      --------
Net (loss) income attributable to shares of beneficial interest            $ (5,527)     $ (1,613)     $ 19,144      $ 43,030
                                                                           ========      ========      ========      ========

Per share data

Basic weighted average shares                                                34,806        41,751        36,931        42,229
                                                                           ========      ========      ========      ========
Diluted weighted average shares                                              34,806        41,751        41,777        48,258
                                                                           ========      ========      ========      ========

(Loss) income before extraordinary loss, basic                             $  (0.16)     $  (0.04)     $   0.54      $   1.17
Extraordinary loss from early extinguishment of debt, basic                      --            --         (0.02)        (0.13)
                                                                           --------      --------      --------      --------
Net (loss) income applicable to shares of beneficial interest, basic       $  (0.16)     $  (0.04)     $   0.52      $   1.04
                                                                           ========      ========      ========      ========

(Loss) income before extraordinary loss, diluted                           $  (0.16)     $  (0.04)     $   0.52      $   1.04
Extraordinary loss from early extinguishment of debt, diluted                    --            --         (0.02)        (0.11)
                                                                           --------      --------      --------      --------
Net (loss) income applicable to shares of beneficial interest, diluted     $  (0.16)     $  (0.04)     $   0.50      $   0.93
                                                                           ========      ========      ========      ========

Combined Statements of Comprehensive (Loss) Income

Net (loss) income                                                          $ (5,527)     $ (1,613)     $ 19,144      $ 43,030

Other comprehensive income                                                       --            --            --            --
                                                                           --------      --------      --------      --------

Comprehensive (loss) income                                                $ (5,527)     $ (1,613)     $ 19,144      $ 43,030
                                                                           ========      ========      ========      ========

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Cash Flows

Unaudited (In thousands)                                                                  Nine Months
                                                                                       Ended September 30,
                                                                                  -----------------------------
                                                                                      2001             2000
                                                                                  ------------     ------------
Cash (used for) provided by operations
  Net income before preferred dividend                                            $     20,695     $     44,963
  Adjustments to reconcile net income before preferred dividend to net cash (used for) provided by operations
      Depreciation and amortization                                                      3,330            9,178
      Write-down of investment                                                           7,063               --
      Extraordinary loss from early extinguishment of debt                                 889            5,459
      Gains on sale of real estate                                                     (30,115)         (59,913)
      (Decrease) increase in deferred items                                               (897)           2,495
      Net changes in other assets and liabilities                                       (7,297)           2,406
                                                                                  ------------     ------------
        Net cash (used for) provided by operations                                      (6,332)           4,588
                                                                                  ------------     ------------

Cash provided by (used for) investing
  Principal received from mortgage loans and note receivable                             7,048            3,866
  Net proceeds from sale of real estate                                                 43,617            2,451
  Proceeds from sale of fixed assets                                                        --              175
  Proceeds from sale of investment in joint venture                                         --            2,410
  Purchase of investments                                                             (951,276)      (1,109,231)
  Proceeds from maturity of investments                                              1,044,083        1,003,668
  Investments in building and tenant improvements                                         (729)          (7,118)
                                                                                  ------------     ------------
        Net cash provided by (used for) investing                                      142,743         (103,779)
                                                                                  ------------     ------------

Cash (used for) provided by financing
  (Decrease) increase in notes payable                                                (150,011)         100,985
  Proceeds from mortgage loans                                                           6,500           50,000
  Repayment of mortgage loans - Normal payments                                           (360)          (1,098)
                              - Balloon payments                                            --           (1,000)
  Payment of deferred obligation                                                            --          (10,579)
  Deferred obligation repayment penalty                                                     --           (3,092)
  Payments for Impark spin-off                                                              --          (37,087)
  Purchase of First Union common shares                                                (11,625)          (4,150)
  Purchase of First Union preferred shares                                                  --           (7,739)
  Income from variable stock options                                                        --             (666)
  Debt issue costs paid                                                                     --             (567)
  Dividends paid on shares of beneficial interest                                           --          (13,166)
  Dividends paid on preferred shares of beneficial interest                             (1,551)          (2,124)
                                                                                  ------------     ------------
        Net cash (used for) provided by financing                                     (157,047)          69,717
                                                                                  ------------     ------------
Decrease in cash and cash equivalents                                                  (20,636)         (29,474)
Cash and cash equivalents at beginning of period                                        23,889           57,841
                                                                                  ------------     ------------
Cash and cash equivalents at end of period                                               3,253           28,367
Change in cash from discontinued operations                                                 --           (2,414)
                                                                                  ------------     ------------
Cash and cash equivalents at end of period, including discontinued operations     $      3,253     $     25,953
                                                                                  ============     ============

Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                                  $      6,964     $     19,551
                                                                                  ============     ============

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Transfer of mortgage loan obligations in connection with real estate sales     $    122,722     $     76,189
                                                                                  ============     ============
   Transfer of deferred obligation in connection with real estate sales           $      1,775     $         --
                                                                                  ============     ============
   Issuance of mortgage loan receivable in connection with real estate sales      $      7,000     $         --
                                                                                  ============     ============
   Discontinued non-cash net assets charged to dividends paid                     $         --     $     64,747
                                                                                  ============     ============


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

      The combined financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied. The results of operations for the nine months ended September 30, 2001, are not indicative of the results to be expected for the full year, as a result of the sale by the Trust of the majority of its properties on March 6, 2001.

Accounting Policies

      The Trust follows the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Bulletin 98-9 (EITF 98-9), "Accounting for Contingent Rent in Interim Financial Periods." EITF 98-9 requires that contingent rental income, such as percentage rent which is dependent on sales of retail tenants, be recognized in the period that a tenant exceeds its specified sales breakpoint. Consequently, the Trust accrues the majority of percentage rent income in the fourth quarter of each year in accordance with EITF 98-9.

      The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was adopted on January 1, 2001. The adoption of SFAS No. 133 had no effect on the Trust's financial statements.

      In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The effect of SFAS No. 141 was not material to the Trust's financial statements.

      In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives.

Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The effect of SFAS No. 142 is not expected to be material to the Trust's financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Trust has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Trust's results of operations.

      Unrestricted cash and cash equivalents include checking and money market accounts.

      The Company's manufacturing subsidiary, Ventek International, Inc. ("Ventek"), is in the business of manufacturing, installing and providing maintenance of transit ticket vending equipment. A summary of Ventek's significant accounting policies are as follows:

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

      Income Taxes:

            Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as measured by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income.

Business Segments

      The Trust's and Company's business segments at September 30, 2001 include ownership of a shopping center, an office building and a parking and transit ticket equipment manufacturing company. Management evaluates performance based upon net operating income which is income before depreciation, amortization, interest and non-operating items. During the nine months ended September 30, 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in the operations of the properties. With respect to property assets, net operating income is property rent less property operating expense, and real estate taxes. With respect to the manufacturing company, net operating income is sales revenue less cost of goods sold. Corporate interest expense consists of the Trust's senior notes and borrowings collateralized by U.S. Treasury Bills. Corporate depreciation and amortization consist primarily of the amortization of deferred issue costs. Corporate assets consist primarily of cash and cash equivalents, an investment in preferred stock of HQ Global Holdings, Inc. and deferred issue costs for senior notes. All intercompany transactions between segments have been eliminated (see table of business segments).

Sale of Properties

      In March 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in the operations of the properties (the "Purchased Assets") to Radiant Ventures I, LLC (the "Purchaser") for an aggregate sales price before adjustments and closing costs of $205 million. At the closing of this transaction, the sale price of $205 million was reduced by $20.6 million, which was the net sales price realized by the Trust from the sale of the Huntington Garage property which was sold in December 2000 to another party as agreed by Purchaser and which was part of the aggregate sales price of $205 million. The remaining properties were sold to Purchaser, an affiliate of Radiant Partners, LLC ("Radiant"), an asset management firm comprised of former executive officers of the Trust. The Trust recognized a gain on the sale of approximately $30.1 million, and an extraordinary loss on early extinguishment of debt of $.9 million. The Trust had previously recorded in December 2000 a $19.2 million unrealized loss on the carrying value of certain of the Purchased Assets. As part of the sale, Purchaser assumed $122.8 of existing mortgage debt on the purchased properties.

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

Investments

      At June 30, 2001, the Trust wrote off its $2.7 million investment in HQ Global Holdings, Inc. ("HQ") warrants because of a decline in center occupancy and other business setbacks recently disclosed by HQ. The Trust believes that the decline in estimated fair market value of the investment in warrants is other than temporary. At September 30, 2001, the Trust wrote off $4.4 million of its $8.8 million investment in HQ preferred stock because of recently disclosed defaults on HQ's various credit agreements, which the Trust believes has led to an other than temporary impairment in the value of its investment in HQ's preferred stock. HQ has disclosed that it has entered into a Forbearance Agreement with certain of its lenders which expires prior to the end of the year. The final disposition of these and other matters may cause the Trust to adjust further its investment in HQ preferred stock. The investment in HQ has been classified as available for sale. The remaining $117.1 million of investments consists of direct purchases of U.S. Treasury Bills and other U.S. Government Obligations with maturities of less than 90 days. These investments have been classified as held to maturity.

      Related Party Transactions

      Radiant is currently providing asset management services to the Trust's remaining assets. For the nine months ended September 30, 2001 and 2000, the Trust paid fees to Radiant of $.4 million and $.5 million, respectively. The principals of Radiant were formerly executive officers of the Trust.

      The Trust and Company paid fees of $.4 million and $.1 million for the nine months ended September 30, 2001 and 2000, respectively, to the Real Estate Systems Implementations Group, LLC for financial reporting and advisory services. The managing member of this firm assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000 and is currently serving in that capacity.

Earnings Per Share

The computation of basic and diluted earnings per share before extraordinary loss is as follows (in thousands, except per share data):

                                                              Three Months    Three Months     Nine Months     Nine Months
                                                                 Ended           Ended           Ended           Ended
                                                              September 30,   September 30,   September 30,   September 30,
                                                                  2001            2000            2001            2000
                                                              ------------    ------------    ------------    ------------
Basic
(Loss) income before extraordinary loss, basic                 $   (5,010)     $   (1,096)     $   21,584      $   50,422
Preferred dividend                                                   (517)           (517)         (1,551)         (1,933)
Discount on preferred stock redemption                                 --              --              --             827
                                                               ----------      ----------      ----------      ----------
(Loss) income before extraordinary loss attributable to
   common shares, basic                                        $   (5,527)     $   (1,613)     $   20,033      $   49,316
                                                               ==========      ==========      ==========      ==========

Basic weighted average shares                                      34,806          41,751          36,931          42,229
                                                               ==========      ==========      ==========      ==========
(Loss) income per share before extraordinary
   loss, basic                                                 $    (0.16)     $    (0.04)     $     0.54      $     1.17
                                                               ==========      ==========      ==========      ==========

Diluted
(Loss) income before extraordinary loss, diluted               $   (5,010)     $   (1,096)     $   21,584      $   50,422
Preferred dividend                                                   (517)           (517)             --              --
Discount on preferred stock redemption                                 --              --              --              --
                                                               ----------      ----------      ----------      ----------
(Loss) income before extraordinary loss attributable to
    common shares, diluted                                     $   (5,527)     $   (1,613)     $   21,584      $   50,422
                                                               ==========      ==========      ==========      ==========

Basic weighted average shares                                      34,806          41,751          36,931          42,229
Convertible preferred shares                                           --              --           4,846           6,029
                                                               ----------      ----------      ----------      ----------

Diluted weighted average shares                                    34,806          41,751          41,777          48,258
                                                               ==========      ==========      ==========      ==========

(Loss) income per share before extraordinary loss, diluted     $    (0.16)     $    (0.04)     $     0.52      $     1.04
                                                               ==========      ==========      ==========      ==========

The preferred shares are not included in the diluted earnings per share calculation for the three months ended September 30, 2001 and 2000, because they are anti-dilutive.

Business Segments(in thousands)

                                    Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                  ----------------------      ----------------------

                                    2001          2000          2001          2000
                                  --------      --------      --------      --------
Rents and Sales
    Shopping Centers              $  2,760      $  5,413      $ 10,077      $ 19,731
    Office Buildings                   352         3,354         3,567         9,490
    Parking Facilities                   -         2,542         1,619         7,766
    Ventek                           1,722         1,463         5,753         4,242
    Corporate                          (7)            37             7           208
                                  --------      --------      --------      --------
                                     4,827        12,809        21,023        41,437

Less - Operating Expenses and
  Costs of Goods Sold
    Shopping Centers                 1,217         1,794         4,162         5,855
    Office Buildings                   172         1,418         1,631         4,103
    Parking Facilities                  --            (5)           24           355
    Ventek                           2,722         2,076         6,550         6,310
    Corporate                         (100)           --            89            (7)
                                  --------      --------      --------      --------
                                     4,011         5,283        12,456        16,616

Less - Real Estate Taxes
    Shopping Centers                   199           394           712         1,891
    Office Buildings                    21           309           251         1,005
    Parking Facilities                  --           477           347         1,428
    Corporate                         (184)           --          (329)           --
                                  --------      --------      --------      --------
                                        36         1,180           981         4,324

Net Operating Income (Loss)
    Shopping Centers                 1,344         3,225         5,203        11,985
    Office Buildings                   159         1,627         1,685         4,382
    Parking Facilities                   -         2,070         1,248         5,983
    Ventek                          (1,000)         (613)         (797)       (2,068)
    Corporate                          277            37           247           215
                                  --------      --------      --------      --------
                                       780         6,346         7,586        20,497

                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                          ---------------------     ---------------------

                                            2001         2000         2001         2000
                                          --------     --------     --------     --------
Less - Depreciation and Amortization      $    523     $  2,948     $  3,330     $  9,170

Less - Interest Expense                      1,222        6,575        5,882       19,087

Corporate Income (Expense)
   Interest and dividends                      971        3,500        4,520        8,297
   Other income                                 --          (33)           5           31
   General and administrative                 (639)      (2,158)      (4,367)     (10,059)
   Write-down of investment                 (4,363)          --       (7,063)          --
                                          --------     --------     --------     --------

Loss before (loss) Gains on Sale of
   Real Estate, Extraordinary Loss and
   Preferred Dividend                     $ (4,996)    $ (1,868)    $ (8,531)    $ (9,491)
                                          ========     ========     ========     ========

Capital Expenditures
   Shopping Centers                       $     28     $    130     $    133     $    830
   Office Buildings                             25        2,070          428        5,979
   Parking Facilities                           --          204          114          224
   Ventek                                        2           20           54           44
   Corporate                                    --           41           --           41
                                          --------     --------     --------     --------
                                          $     55     $  2,465     $    729     $  7,118
                                          ========     ========     ========     ========

                                                                        September 30,
                                                                    ---------------------

                                                                      2001          2000
                                                                    --------     --------
Identifiable Assets
   Shopping Centers                                                 $ 59,623     $149,701
   Office Buildings                                                    2,413       55,080
   Parking Facilities                                                     --       77,046
   Mortgages                                                              --        1,483
   Ventek                                                              4,049        7,258
   Corporate                                                         124,552      186,323
                                                                    --------     --------
Total Assets                                                        $190,637     $476,891
                                                                    ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition

In March 2001, the Trust sold a significant portion of its remaining real estate assets to Purchaser, an affiliate of Radiant, for an aggregate sales price of $205 million. At the closing of this transaction, the sales price of $205 million was reduced by $20.6 million, which was the net sales price realized by the Trust from the sale of the Huntington Garage which was sold in December 2000 to another party and which was part of the aggregate sales price of $205 million. The Huntington Garage property was among those that the Purchaser agreed to acquire from the Trust. The Purchaser and the Trust had agreed that the Trust was permitted to sell the Huntington Garage property to a third party and that the Purchaser would receive a credit towards the $205 million purchase price equal to the net sales price realized by the Trust from the sale of the Huntington Garage. The Trust received approximately $192 million in aggregate consideration for the Purchased Assets after the payment of expenses, and net operating income and other adjustments, but not including operating income and expense prorations. Of the approximate $192 million, approximately $62 million (including the Huntington Garage sale and North Valley financing) was in cash, $7 million was in the form of a bridge loan and approximately $123 million was for the assumption or repayment of mortgage indebtedness on the Purchased Assets. The $7 million bridge loan had a four month term. The interest rate on the loan was 11% per annum and was secured by cross-collateralized first mortgages on two properties. The loan was repaid in two installments: $2.2 million was paid in June 2001 and $4.8 million was paid in July 2001. The Trust recognized a gain on the sale of approximately $30.1 million and an extraordinary loss on early extinguishment of debt of $.9 million. The Trust had previously recorded in December of 2000 a $19.2 million unrealized loss on the carrying value of certain of the Purchased Assets.

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

In April 2001, the Trust entered into separate agreements with Apollo Real Estate Investment Fund II, L.P. and with Bear Stearns International Limited, and repurchased an aggregate of approximately 4.8 million of its common shares at a price of $2.375 per share. The repurchases are part of the Trust's common share repurchase authorization, under which the Trust had previously expended approximately $15.6 million to buy common shares. As of September 30, 2001, the Trust has authority to spend approximately $13.0 million with respect to the repurchase program.

At June 30, 2001, the Trust wrote off its $2.7 million investment in HQ Global Holdings, Inc. ("HQ") warrants because of a decline in center occupancy and other business setbacks recently disclosed by HQ. The Trust believes that the decline in estimated fair market value of the investment in warrants is other than temporary. At September 30, 2001, the Trust wrote off $4.4 million of its remaining $8.8 million investment in HQ preferred stock because of recently disclosed defaults on HQ's various credit agreements, which the Trust believes has permanently impaired the value of its investment in HQ's preferred stock.

The Trust, as one Plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peachtree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the inverse condemnation suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court, which remanded the case to the trial court for further proceedings. After the remand to the trial court, the Trust and the other plaintiffs determined to pursue a retrial before the court. The retrial of the litigation commenced February 2001 and was completed July 2001. The trial court judge has issued a preliminary "Intended Decision" that generally holds in favor of the State of California. The Trust's attorneys have presented objections to the Intended Decision and are awaiting a final decision from the trial court judge. The Trust has not determined whether it will appeal the ruling if it is not in its favor.

The Board of Trustees of the Trust has established a Special Committee for the purpose of evaluating and advising the Board with respect to proposed transactions and other possible business alternatives that the Trust may pursue. The Special Committee, which is comprised of Daniel J. Altobello and Bruce P. Berkowitz, Trustees of the Trust, has retained US Bancorp-Libra and Duff and Phelps LLC as its investment advisors and Shaw Pittman as its independent legal counsel. On September 24, 2001, the Trust signed a letter of intent with Gotham Partners, LP ("Gotham"), a major shareholder of the Trust. William A. Ackman, a principal of Gotham, is the Chairman of the Trust. The Letter of Intent, which has been previously disclosed in a press release and a Form 8-K, encompasses a business combination and cash-out merger transaction, in which the Trust's shareholders will receive cash, the option of receiving either a proportionate share in the continuing assets of the Trust or a cash payment and subscription rights to invest in a new entity, Gotham Golf Corp.. Pursuant to the Letter of Intent, the parties have been engaged in the negotiation of a definitive agreement with respect to the business combination and merger transaction. The negotiations of the parties have taken into account the recent events concerning HQ.

The proposed transaction will require approval of the Trust's common shareholders, which will be solicited pursuant to a proxy statement-prospectus. The proposed transaction will be part of an integrated plan that will be consummated at a single closing.

The proposed transaction will be effected pursuant to a definitive combination agreement in form and substance customary for comparable transactions, which would be entered into only following (i) approval and recommendation by the unaffiliated members of the Trust's Board of Trustees in connection with the consideration of the proposed transaction, and (ii) receipt by the Trust of an opinion from its independent financial advisor as to the fairness from a financial point of view of the proposed transaction to the Trust's common shareholders unaffiliated with Gotham. There can be no assurances that the Trust will consummate the transaction with Gotham or that if the transaction is consummated, it will be on the same terms as set forth herein or in the Letter of Intent.

INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE JOINT PROXY STATEMENT/ PROSPECTUS REGARDING THE BUSINESS COMBINATION TRANSACTION REFERENCED IN THE FOREGOING INFORMATION WHEN IT BECOMES AVAILABLE, BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. The joint proxy statement/prospectus will be filed with the Securities and Exchange Commission by the Trust, Gotham Partners, L.P. and Gotham Golf Partners. Investors and security holders may obtain a free copy of the joint proxy statement/prospectus (when it becomes available) and other documents filed by the Trust, Gotham Partners, L.P. and Gotham Golf Partners with the Securities and Exchange Commission at the Commission's web site at www.sec.gov. The joint proxy statement/prospectus and these other documents may also be obtained for free from First Union. READ THE DEFINITIVE JOINT PROXY STATEMENT/PROSPECTUS CAREFULLY BEFORE MAKING A DECISION CONCERNING THE PROPOSED TRANSACTION.

Liquidity and Capital Resources

      General

      Unrestricted and restricted cash decreased by $20.6 million (from $23.9 million to $3.3 million) when comparing the balance at September 30, 2001 to the balance at December 31, 2000.

      The Trust's net cash used for operating activities of $6.3 million and net cash used for financing activities of $157.0 million more than offset the $142.7 million of net cash provided by investing activities. Cash used for financing activities included the repayment of $150.0 million that had been borrowed pursuant to reverse repurchase agreements that were utilized to purchase U.S. Treasury Bills. The Trust invests its excess cash primarily in U.S. Treasury Bills and other U.S. Government Obligations. Cash used for financing activities also included $1.6 million of cash dividends to preferred shareholders, $.4 million of mortgage amortization and $11.6 million to repurchase common shares. Cash provided by financing activities included $6.5 million of proceeds received when the Trust amended the mortgage loan on the North Valley Tech Center property to provide for additional financing. Cash provided by investing activities consisted of the receipt of $7.0 million of principal on the bridge loan to Radiant, net proceeds from the sale of real estate of $43.6 million and the proceeds from maturity over purchases of U.S. Treasury Bills and other U.S. Government Obligations of $92.8 million. Cash used for investing activities consisted of $.7 million of improvements to properties.

      The Trust declared a dividend of $.5 million ($.525 per share) to Series A Cumulative Preferred Shareholders in the third quarter of 2001. The dividend was paid October 31, 2001 to shareholders of record at the close of business on September 30, 2001. In addition, the Trust paid a dividend for the first and second quarter of 2001 of $.5 million ($.525 per share) per quarter to preferred shareholders. No cash dividend for the first, second or third quarter was declared with respect to the common shares.

      At September 30, 2001, the Trust owned $117.1 million in face value of U.S. Treasury Bills and other U.S. Government Obligations. The U.S. Treasury Bills and U.S. Government Obligations are classified as held to maturity.

      During the nine months ended September 30, 2001, the Trust repurchased 4,890,692 common shares for an aggregate cash consideration of $11.6 million. As a result of these transactions, 34,805,912 common shares of beneficial interest were outstanding at September 30, 2001.

      Park Plaza Mall

      The anchor department store ("Dillard's") at the Trust's Park Plaza Mall located in Little Rock, Arkansas, owns its facilities and has an operating agreement with the Trust that expires in 2003. Dillard's and its partner Simon Property Group own a parcel of land in West Little Rock and have announced their intention to build a 1.3 million square foot mall in this new location. During the first quarter of 2001, the Little Rock Board of Directors re-approved zoning which would permit the construction of this new property. Legal actions have been taken by local citizens to reverse the decision of the Little Rock Board of Directors. Although the Trust does not believe that a new mall is economically feasible, in the event that the new mall is approved and built, Dillard's may decline to extend or renew its operating agreement and vacate its premises at the Park Plaza Mall. In the event Dillard's does leave Park Plaza Mall and does not sell or lease its two stores to comparable anchor tenants, the value of the mall would be materially and adversely affected due to the decline in traffic and sales volume at the mall, and the likely departure of many of the mall tenants.

Results of Operations

      Net income applicable to common shares for the nine months ended September 30, 2001 was $19.1 million as compared to net income of $43.0 million for the nine months ended September 30, 2000. Net income for the nine months ended September 30, 2001 included a write-down of an investment in preferred stock of HQ and warrants to purchase common shares of HQ of $7.1 million. Net income for the nine months ended September 30, 2001 included a gain on sale of real estate of approximately $30.1 million compared to gains of $59.9 million in the comparable period of 2000. The gain for the nine months ended September 30, 2001 related to the sale of the Purchased Assets. The gain for the nine months ended September 30, 2000 included $59.0 million related to the sale of Crossroads Mall. Net income for the nine months ended September 30, 2001 included a $.9 million extraordinary loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Purchased Assets. Net income for the nine months ended September 30, 2000 included a $3.1 million extraordinary loss from early extinguishment of debt relating to the payoff of the Trust's deferred obligation of $10.6 million and a $2.4 million loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of Crossroads Mall.

      Net loss for the three months ended September 30, 2001 was $5.5 million as compared to a net loss of $1.6 million in the comparable period of 2000. The net loss for the three months ended September 30, 2001 included a write-down of an investment in HQ preferred stock of $4.4 million. The net loss for the three months ended September 30, 2000 included a gain of $.8 million from the sale of the Trust's joint venture interest in Temple Mall.

      Short term investment income decreased during the three and nine months ended September 30, 2001, as compared to the comparable period of 2000. The decrease is a result of lower amounts invested and lower interest rates between the comparable three and nine month periods.

      Property net operating income decreased for the nine months ended September 30, 2001 to $8.4 million from $22.6 million in 2000. The decrease was attributable to the sale of properties in March 2001.

      Property net operating income decreased for the three months ended September 30, 2001 to $1.8 million from $7.0 million in 2000. The decrease was attributable to the sale of properties in March 2001.

      Property net operating income for the Trust's remaining real estate properties for the nine months ended September 30, 2001 and 2000 decreased by $.9 million. The decrease was attributable mainly to an increase in operating expenses. Operating expenses increased at both Circle Tower and Park Plaza. Rental income remained relatively constant at both properties.

      Property net operating income for the Trust's remaining real estate properties for the three months ended September 30, 2001 and 2000 decreased by $.3 million. The decrease in property net operating income was attributable to an increase in operating expenses.

      Depreciation and amortization, and mortgage loan interest expense decreased when comparing the three and nine months ended September 30, 2001 to the comparable periods in 2000 due to the sale of properties in March 2001. With respect to the remaining properties, depreciation and amortization expense increased slightly due to improvements to properties. Mortgage interest expense increased with respect to the remaining properties as a result of a first mortgage loan that was obtained on the Park Plaza Mall in April 2000.

      Interest expense relating to notes payable decreased due to the repayment of reverse repurchase agreements in January 2001.

      General and administrative expenses decreased by $5.7 million when comparing the nine months ended September 30, 2001 and the comparable period in 2000, primarily due to severance expenses incurred during the 2000 period. Included in general and administrative expenses for the nine months ended September 30, 2001 are $.6 million of transaction costs related to the Gotham proposal. Included in general and administrative expenses for the nine months ended September 30, 2000 are approximately $2.7 million of stay bonuses and severance expense. In addition, general and administrative expenses decreased due to salary and overhead savings as a result of the Trust outsourcing its management functions and a decrease in legal expense and accounting fees.

      General and administrative expenses decreased by $1.5 million when comparing the three months ended September 30, 2001 and the comparable period in 2000, primarily due to a decrease in legal and professional fees and expenses related to previously sold properties. Included in general and administrative expenses for the three months ended September 30, 2001 are $.6 million of transaction costs related to the Gotham proposal.

      The Company's manufacturing facility incurred a net loss of $1.1 million for the nine months ended September 30, 2001, as compared to a net loss of approximately $2.3 million for the nine months ended September 30, 2000; and, a net loss of $1.1 million for the three months ended September 30, 2001 as compared to a net loss of approximately $.7 million for the three months ended September 20, 2000. The net loss for the 2001 periods include approximately $.3 million in credits estimated to be issued in connection with a contract and a $.2 million inventory valuation adjustment, which is primarily related to discontinued parking models and the Company's transit ticketing equipment inventory. In October 2001, the Company decided to terminate eleven employees who were principally engaged in the production of transit ticketing equipment. Severance expense of less than $.1 million will be incurred in the fourth quarter of 2001 and stay bonuses for selected remaining employees are expected to result in a charge of approximately $.1 million over a one year period, beginning in the fourth quarter of 2001.

      Certain statements contained in this Form 10-Q that are forward-looking are based on current expectations that are subject to a number of uncertainties and risks, and actual results may differ materially. The uncertainties and risks include, but are not limited to, the risk that material adverse events will prelude consummation of the proposed transaction with GGC, changes in market activity, changes in local real estate conditions and markets, actions by competitors, interest rate movements, events affecting the value of the HQ preferred stock and general economic conditions. Further information about these matters can be found in the Trust's Annual Report filed with the SEC on Forms 10-K and 10-K/A and other filings.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Interest Rate Risk

      The Trust had entered into certain financing arrangements that required interest payments based on variable interest rates. As such, the combined financial statements were subject to changes in the market rate of interest. All floating rate loans were transferred with the sale of the properties in March 2001. The remaining loans outstanding all have fixed interest rates. The Trust's investments in U.S. Treasury Bills and other U.S. Government Obligations mature in less than 90 days and therefore are not subject to significant interest rate risk.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On May 18, 2001, the plaintiff in the Brickell vs. Friedman et. al. lawsuit (the "Brickell Lawsuit") filed an amended complaint which added allegations challenging a proposal by Gotham, announced on May 16, 2001, pursuant to which Gotham would sell certain of its assets to the Trust in exchange for shares of the Trust (the "First Gotham Proposal"). The amended complaint alleged that approval by the Board of the First Gotham Proposal would constitute a breach of its fiduciary duty. On May 25, 2001, Gotham announced that it was withdrawing the First Gotham Proposal. On July 16, 2001, First Union, trustees and certain former trustees of the Trust moved to dismiss the Brickell Lawsuit. Radiant Investors, LLC and its principals filed a separate motion to dismiss. On August 16, 2001, the parties signed a stipulation providing that (1) the Brickell lawsuit is withdrawn as moot (ii) plaintiff agrees not to seek to renew or reinstate the Brickell Lawsuit or the claims asserted therein, and (iii) each side will be responsible for its own costs and expenses, including attorney's fees, incurred in connection with the Brickell Lawsuit. The stipulation has been submitted to the court for approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            None

      (b)   Reports on Form 8K:

            September 28, 2001

                  Item 4      -     The audit committee of the Registrant's
                                    Board of Trustees proposed, and its Board of Directors approved, the dismissal of the accounting firm of Arthur Andersen LLP as its independent accountants and the appointment of the accounting firm of KPMG
                                    LLP as its independent accountants for the Registrant.

                 Item 7       -     Exhibits

                                    16.1 Letter of Arthur Andersen LLP dated
                                    September 24, 2001

            September 28, 2001

                  Item 5      -     The Registrant issued a press release
                                    announcing that it has entered into a letter of intent with Gotham Partners, L.P. that outlines a proposed business combination and cash out merger transaction.

                  Item 7(c)   -     Exhibits


                                    99.1 Press Release dated September 24, 2001 regarding a letter of intent between the Registrant and Gotham Partners, L.P.

                                    99.2 Letter of Intent between the Registrant and Gotham Partners, L.P.

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


                                           First Union Real Estate Equity and
                                                  Mortgage Investments
                                           ----------------------------------
                                                         (Trust)






Date: November 14, 2001                    By: /s/ Neil H. Koenig
                                              -------------------------------
                                              Neil H. Koenig,
                                              Interim Chief Financial Officer