Form 10-K405
period 2001-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2002-04-01
CIK 37008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED 12-31-01                 COMMISSION FILE NUMBER 1-6249

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS (Exact name of registrant as specified in its charter)

          Ohio                                                        34-6513657
-------------------------------                                       ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                              (Identification No.)


    125 Park Avenue, 14th  Floor
        New York, New York                                             10017
-------------------------------------------                            -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:               (212) 949-1373
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                     which registered
     --------------------                                    ----------------

Shares of Beneficial Interest
(Par Value $1 Per Share)                                 New York Stock Exchange
------------------------                                 -----------------------

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

As of March 1, 2002, 23,983,094 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was $58,278,918.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

34,805,912 Shares of Beneficial Interest were outstanding as of March 1, 2002
-----------------------------------------------------------------------------

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

                             FIRST UNION REAL ESTATE
                         EQUITY AND MORTGAGE INVESTMENTS
                    CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                        GENERAL INSTRUCTIONS TO FORM 10-K

ITEM OF FORM 10-K                                                            LOCATION
-----------------                                                            --------
                                                                                      (PAGE OR PAGES)

                                                PART I

 1.    Business                                                                       3 through 13
 2.    Properties                                                                     14
 3.    Legal Proceedings                                                              15
 4.    Submission of Matters to a Vote of Security Holders                            15

                                                PART II

 5.    Market for Trust's Common Equity and Related Stockholder
         Matters                                                                      16;

 6.    Selected Financial Data                                                        17 through 18;

 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                    19 through 28;

 7A.   Quantitative and Qualitative Disclosures
         Regarding Market Risk                                                        29;

 8.    Financial Statements                                                           30 through 57

 9.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                          58

                                               PART III

10.    Directors and Executive Officers of the Trust                                  59; 2002 Proxy
                                                                                      Statement

11.    Executive Compensation                                                         59; 2002 Proxy
                                                                                      Statement
12.    Security Ownership of Certain Beneficial
         Owners and Management                                                        59; 2002 Proxy
                                                                                      Statement

13.    Certain Relationships and Related Transactions                                 59; 2002 Proxy
                                                                                      Statement
                                                PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a) Financial Statements and Financial
                 Statement Schedules                                                  60

       (b) Exhibits                                                                   60;
                                                                                      Exhibit Index, page 60 through 63

       (c) Reports on Form 8-K                                                        63

                                     PART I

ITEM 1. BUSINESS.

First Union Real Estate Equity and Mortgage Investments (the "Trust") is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended from time to time through March 2001 (the "Declaration of Trust"), which has as its stated principal business activity the ownership and management of real estate investments. At December 31, 2001, the Trust qualified as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code (the "Code").

To encourage efficient operation and management of its property, and after receiving a ruling from the Internal Revenue Service with respect to the proposed form of organization and operation, the Trust, in 1971, caused a company to be organized pursuant to the laws of the State of Delaware under the name First Union Management, Inc. ("FUMI"), to lease property from the Trust and to operate such property for its own account as a separate taxable entity. The Trust terminated its management arrangements with FUMI in March 1999, and since then, the Trust has self-managed its retail and office portfolios. The Trust entered into third-party management arrangements for the parking facilities it owned. Accordingly, the Trust no longer receives any rents from FUMI. In January 2000, the Trust entered into third party management arrangements for its retail and office portfolios. The Trust also outsources its asset management, accounting and administrative functions.

For financial reporting purposes, the financial statements of FUMI are combined with those of the Trust.

On July 22, 1998, tax legislation was enacted limiting the "grandfathering rules" applicable to stapled REITS such as the Trust (the "Stapled REIT Legislation"). As a result, the income and activities of FUMI with respect to any real property interests acquired by the Trust and FUMI after March 26, 1998, for which there was no binding written agreement, public announcement or filing with the Securities and Exchange Commission on or before March 26, 1998, will be attributed to the Trust for purposes of determining whether the Trust qualifies as a REIT under the Code.

The Trust has been in the business of owning regional enclosed shopping malls, large downtown office buildings and parking facilities. The Trust's portfolio was diversified by type of property, geographical location, tenant mix and rental market. In March 2001, the Trust sold two shopping center properties, four office properties, five parking garages and one parking lot. The Trust received approximately $192 million in aggregate consideration after the payment of expenses, and net operating income and other adjustments, but not including operating income and expense prorations. Of the $192 million, approximately $62 million was in cash, $7 million was in the form of a bridge loan and approximately $123 million was for the assumption or repayment of mortgage indebtedness. As of December 31, 2001, the Trust owned two real estate properties, one shopping mall and one office property, and had investments in U.S. Treasury Bills and other U.S. Government obligations. The Trust's shopping mall is known as Park Plaza Mall and is located in Little Rock, Arkansas. The Trust's office property is known as Circle Tower and is located in Indianapolis, Indiana.

The Trust's shopping mall competes for tenants on the basis of the rent charged and location, and encounters competition from other retail properties in its market area. The principal competition for the Trust's shopping mall may come from future shopping malls locating in its market area. Additionally, the overall economic health of retail tenants impacts the Trust's shopping mall.

The Trust's office property competes for tenants principally with office buildings throughout the area in which it is located. With respect to the Trust's remaining office building, competition for tenants has been and continues to be intense on the basis of rent, location and age of the building.

In April 1997, FUMI acquired voting control of Imperial Parking Limited and its affiliates ("Impark"), which was primarily a parking management and transit ticketing manufacturing company based in Canada. In March 2000, the Trust and FUMI entered into a plan of settlement and a plan of reorganization with a number of their affiliated companies which resulted in a transfer of the assets of Impark to a subsidiary of the Trust, Imperial Parking Corporation, a Delaware corporation ("Imperial"), the common stock of which was distributed to the shareholders of the Trust. The Trust has classified Impark's financial information as discontinued operations for 2000 and prior periods.

FUMI's only remaining operating subsidiary, VenTek International, Inc. ("VenTek"), is in the business of manufacturing, installing and providing maintenance of parking and transit ticket vending equipment.

The Trust's segment data may be found in footnote 21 to the Combined Financial Statements in Item 8.

The only person employed by the Trust as of December 31, 2001, is Neil H. Koenig, Interim Chief Financial Officer. As of December 31, 2001, VenTek had 30 employees.

                                  RISK FACTORS

THE PROPOSED TRANSACTION

On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution, pursuant to which the Trust agreed to merge with and into Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by a number of equityholders of the Trust. If consummated, the proposed transaction will result in the Trust's common shareholders receiving as merger consideration for each Trust common share:

- $2.20 in cash, subject to possible deductions on account of dividends paid prior to the completion of the proposed transaction, breaches of representations, warranties and covenants contained in the merger agreement and costs, fees and expenses associated with obtaining certain consents for the proposed transaction;

- a choice of (1) an additional $0.35 in cash or (2) approximately 1/174th of a debt instrument (the "Note") indirectly secured by the Trust's two real estate assets; and

- three-fiftieths (3/50ths) of a non-transferable uncertificated subscription right, with each subscription right exercisable to purchase common stock of Gotham Golf at $20.00 per share for up to an aggregate of approximately $41 million of common stock of Gotham Golf.

The proposed transaction is subject to approval of the Trust's shareholders. There can be no assurance that the proposed transaction will be approved by the Trust's shareholders or, if so approved, that the proposed transaction will be consummated.

RISKS WITHOUT GIVING EFFECT TO THE PROPOSED TRANSACTION

An investment in the Trust's securities involves various risks without giving effect to the proposed transaction. The following factors should be carefully considered in addition to the other information set forth in this report.

ASSET SALES HAVE REDUCED OUR PORTFOLIO AND MAY ADVERSELY AFFECT OUR ABILITY TO MAINTAIN REIT STATUS

In March 2001, the Trust sold a significant portion of its remaining properties (the "Asset Sale"). As of March 1, 2002, the Trust's real estate properties consist of a shopping center in Little Rock, Arkansas and an office building in Indianapolis, Indiana. As a result, this sale limits the Trust's flexibility to engage in non-real estate related activities without adversely affecting its REIT status.

By virtue of the income generated by its real estate assets and the gains on the sale of properties, the Trust believes that it will maintain its qualification as a REIT for 2002 if the proposed transaction is not consummated. The Trust does not anticipate having to invest in REMICs, as defined in the section "Risk Associated with Investment in REMICs," in 2002 in order to qualify as a REIT in 2002. If the Trust were to invest in additional non-real estate assets in 2002, the Trust might not qualify as a REIT in 2002.

The Trust cannot presently determine whether it will continue to qualify as a REIT after 2002. The Trust will continue to evaluate the desirability of maintaining its REIT status.

WE FACE A NUMBER OF SIGNIFICANT ISSUES WITH RESPECT TO THE PROPERTIES WE OWN WHICH MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

Park Plaza Mall. The only anchor department store at the Trust's Park Plaza Mall located in Little Rock, Arkansas, owns its facilities (two stores at opposite ends of the mall) and has an agreement with a subsidiary of the Trust that contains an operating covenant requiring it to operate these facilities continuously as retail department stores until July 2003. The Trust is aware of the proposed construction of a new mall in the vicinity of the Park Plaza Mall. In the event that the new mall is built, the anchor may decline to extend or renew its operating covenant and cease operating its stores at the Park Plaza Mall. In the event that the anchor does not operate its stores at the Park Plaza Mall, the value of the Park Plaza Mall could be materially and adversely affected. (See "Park Plaza Mall" in Item 7, "Liquidity and Capital Resources").

Circle Tower. The Trust's ownership interest in the Circle Tower office property in Indianapolis, Indiana, includes a leasehold interest in a ground lease. The original ground lease was entered into in 1910, expires in 2009 with an option for an additional 99 years which has been exercised, and contains a "gold clause" provision that may result in a rent increase if the leasehold interest is sold. The resulting rent increase could be substantial. Accordingly, it may be in the economic interest of the Trust to hold the leasehold interest indefinitely.

Leasing Issues. With respect to its properties, the Trust is also subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than the current lease terms. Leases accounting for approximately 6% of the aggregate 2002 annualized base rents from the Trust's remaining properties (representing approximately 7% of the net rentable square feet at the properties) expire without penalty or premium through the end of 2002, and leases accounting for approximately 14% of aggregate 2002 annualized base rent from the properties (representing approximately 12% of the net rentable square feet at the properties) are scheduled to expire in 2003. Other leases grant their tenants early termination rights upon payment of a termination penalty. The Trust has estimated the expenditures for new and renewal leases for 2002 and 2003 but no assurances can be given that the Trust has correctly estimated such expenses. Lease expirations will require the Trust to locate new tenants and negotiate replacement leases with such tenants. Replacement leases typically require the Trust to incur tenant improvements, other tenant inducements and leasing commissions, in each case, which may be higher than the costs relating to renewal leases. If the Trust is unable to promptly relet or renew leases for all or a substantial portion of the space, subject to expiring leases, if the rental rates upon such renewal or reletting are significantly lower than expected or if the Trust's reserves for these purposes prove inadequate, the Trust's revenues and net income could be adversely affected.

Tenant Concentration. The Trust's 10 largest tenants for its remaining properties (based on pro forma base rent for 2002) aggregate approximately 32% of the Trust's total base rent and approximately 24% of the Trust's net rental square feet and have remaining lease terms ranging from approximately two to ten years. The Trust's largest tenant, the Gap Stores, (i.e., the GAP, GAP Kids and Banana Republic) represents approximately 10% of the pro forma aggregate annualized base rent for 2002 and 8% of the pro forma net rentable square feet at the properties. Its lease expires on April 30, 2005. Although the Trust believes that it has a good relationship with each of its principal tenants, the Trust's revenues would be disproportionately and adversely affected if a significant number of these tenants did not renew their lease or renewed their leases upon expiration on terms less favorable to the Trust.

Competition. The Trust competes with a number of real estate developers, operators, and institutions for tenants and acquisition opportunities. Many of these competitors have significantly greater resources than the Trust. No assurances can be given that such competition will not adversely affect the Trust's revenues.

VENTEK CONTINUES TO INCUR LOSSES AND THE TRUST COULD BE OBLIGATED TO MAKE SIGNIFICANT PAYMENTS ON CERTAIN CONTINGENT OBLIGATIONS.

FUMI's subsidiary, VenTek, a manufacturer of transit ticketing and parking equipment, has continued to incur significant operating losses. A new management firm was engaged in December 2000 with the objective of improving operating results; however, unless VenTek is awarded significant new parking or transit ticketing contracts, it is unlikely that the new managers will be able to achieve this objective. In addition, the Trust has provided performance bond guarantees entered into with respect to two contracts of VenTek with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacturing, installation and maintenance of transit ticket vending equipment manufactured by VenTek. The guarantees are anticipated to expire over the next two to three years based upon projected completion dates anticipated by VenTek and the transit authorities. As of March 15, 2002, no amounts have been drawn against these guarantees. If VenTek is unable to perform in accordance with these contracts, the Trust may be responsible for payment under these guarantees. Also, in connection with transit contracts, VenTek may be liable for liquidated damages (as calculated under the contracts) related to delays in completion of the contracts. (See "VenTek" in
Item 7 under "Liquidity and Capital Resources").

VenTek had one contract with a transit authority which represented approximately 10% of the Trust's revenues.

THERE IS NO ASSURANCE THAT THE TRUST'S BUSINESS STRATEGY, WHEN DETERMINED, WILL BE SUCCESSFULLY IMPLEMENTED AND THAT REPLACEMENT ASSETS, IF ANY, WILL PROVIDE GREATER RETURNS

The Trust's assets are real estate properties, which have been difficult to sell at attractive prices, as well as a significant amount of cash available for distribution or investment or for use in connection with a possible business combination. In February 2002, the Board of Trustees decided to proceed with the proposed transaction. There can be no assurance that the proposed transaction will be consummated. If the proposed transaction is not consummated, the Board of Trustees will have to renew its deliberations and select and execute a new business strategy, which might involve the use of the Trust's available cash for acquisition of new investments. There can be no assurance that any such new business strategy, when determined, will be successfully implemented and that replacement assets, if any, will provide greater returns to the shareholders than either the current status or the proposed transaction.

RISK ASSOCIATED WITH INVESTMENT IN REMICS.

If the Trust desires to maintain its REIT status after 2002, while still maximizing its liquidity, the Trust may invest in REMICs. Depending on the Trust's other investments, if any, at such time, the amount of the Trust's investment in REMICs necessary to maintain REIT status could be substantial. A REMIC is a vehicle that issues multiclass mortgage-backed securities. Investing in REMICs involves certain risks, including the failure of a counter-party to meet its commitments, adverse interest rate changes and the effects of prepayments on mortgage cash flows. Further, the yield characteristics of REMICs differ from those of traditional fixed-income securities. The major differences typically include more frequent interest and principal payments (usually monthly), the adjustability of interest rates, and the possibility of prepayments of principal. The Trust may fail to recoup fully its investment in REMICs notwithstanding any direct or indirect governmental agency or other guarantee. REMICs may also be less effective than other types of U.S. government securities as a means of "locking in" interest rates.

FACTORS THAT MAY CAUSE THE TRUST TO LOSE ITS NEW YORK STOCK EXCHANGE LISTING

If the Trust were to fail to qualify as a REIT, it might lose its listing on the New York Stock Exchange. Whether the Trust would lose its NYSE listing would also depend on a number of factors besides REIT status, including the amount and composition of its assets. If the Trust loses its NYSE listing, the Trust would try to have its shares listed on another national securities exchange, such as the American Stock Exchange.


OTHER LEGISLATION COULD ADVERSELY AFFECT THE TRUST'S REIT QUALIFICATION

Other legislation (including legislation previously introduced, but not yet passed), as well as regulations, administrative interpretations or court decisions, also could change the tax law with respect to the Trust's qualification as a REIT and the federal income tax consequences of such qualification. The adoption of any such legislation, regulations or administrative interpretations or court decisions could have a material adverse effect on the results of operations, financial condition and prospects of the Trust and could restrict the Trust's ability to grow.


DEPENDENCE ON QUALIFICATION AS A REIT; TAX AND OTHER CONSEQUENCES IF REIT QUALIFICATION IS LOST

There can be no assurance that the Trust has operated in a manner to qualify as a REIT for federal income tax purposes in the past or that it will so qualify in the future. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a stapled REIT such as the Trust. Qualification as a REIT also involves the determination of various factual matters and circumstances not entirely within the Trust's control. In addition, the Trust's ability to qualify as a REIT may be dependent upon its continued exemption from the anti-stapling rules of Section 269B(a)(3) of the Code, which, if they were to apply, might prevent the Trust from qualifying as a REIT. The "grandfathering" rules governing Section 269B generally provide that Section 269B(a)(3) does not apply to a stapled REIT (except with respect to new real property interests as described above "--Income and Activities of FUMI May Be Attributed to the Trust Under Recent Anti-Stapling Legislation and May Threaten REIT Status") if the REIT and its stapled operating company were stapled on June 30, 1983. On June 30, 1983, the Trust was stapled with FUMI. There are, however, no judicial or administrative authorities interpreting this "grandfathering" rule. Moreover, if, for any reason, the Trust failed to qualify as a REIT in 1983, the benefit of the "grandfathering" rule would not be available to the Trust, in which case the Trust would not qualify as a REIT for any taxable year from and after 1983.

If it is determined that the Trust did not qualify as a REIT during any of the preceding five fiscal years, the Trust potentially could incur corporate tax with respect to a year that is still open to adjustment by the Internal Revenue Service ("IRS"). If the Trust were to fail to qualify as a REIT, it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions and subject to the discussion above regarding the impact if the Trust failed to qualify as a REIT in 1983, the Trust also would be disqualified from re-electing REIT status for the four taxable years following the year during which qualification is lost. Failure to qualify as a REIT would result in additional tax liability to the Trust for the year or years involved. In addition, the Trust would no longer be required by the Code to pay dividends to its shareholders. To the extent that dividends to shareholders would have been paid in anticipation of the Trust's qualifying as a REIT, the Trust might be required to borrow funds or to liquidate certain of its investments on disadvantageous terms to pay the applicable tax.

ADVERSE EFFECTS OF REIT MINIMUM DIVIDEND REQUIREMENTS

In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust generally is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of:

        -       85% of its ordinary income for that year,

        -       95% of its capital gain net income for that year, and

        -       100% of its undistributed income from prior years.

The Trust intends to comply with the foregoing minimum distribution requirements; however, due to significant tax basis net operating losses, the Trust does not anticipate that any distributions will be required in the foreseeable future. Distributions to shareholders by the Trust are determined by the Trust's Board of Trustees and depend on a number of factors, including the amount of cash available for distribution, financial condition, results of operations, any decision by the Board of Trustees to reinvest funds rather than to distribute such funds, capital expenditures, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains, return of capital, or a combination thereof. The Trust provides shareholders with annual statements as to the taxability of distributions. During 2001, the Trust was not required to make any minimum distributions to its common shareholders and made no distributions to its common shareholders. Effective with the first quarter of 2002, the Board of Trustees has determined to institute a $0.10 quarterly common share dividend. The first of such dividends was declared on February 12, 2002, and is payable April 30, 2002 to shareholders of record on March 31, 2002.

ABILITY TO OPERATE PROPERTIES DIRECTLY AFFECTS THE TRUST'S FINANCIAL CONDITION

The Trust's investments in real properties are subject to the risks inherent in owning real estate. The underlying value of the Trust's real estate investments, the results of its operations and its ability to make distributions to its shareholders and to pay amounts due on its indebtedness will depend on its ability to operate its properties and manage its other investments in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of its operating and other expenses.

ILLIQUIDITY OF REAL ESTATE

Real estate investments are relatively illiquid. The Trust's ability to vary its real estate portfolio in response to changes in economic and other conditions will therefore be limited. If the Trust decides to sell an investment, no assurance can be given that the Trust will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup or exceed the amount of the Trust's investment.

INCREASES IN PROPERTY TAXES COULD AFFECT THE TRUST'S ABILITY TO MAKE EXPECTED SHAREHOLDER DISTRIBUTIONS

The Trust's real estate investments are all subject to real property taxes. The real property taxes on properties which the Trust owns may increase or decrease as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Increases in property taxes may have an adverse effect on the Trust and its ability to pay dividends to shareholders and to pay amounts due on its indebtedness.

ENVIRONMENTAL LIABILITIES

The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may affect the operating costs of the Trust. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the Trust's ability to borrow by using such real property as collateral. The Trust maintains insurance related to potential environmental issues on its current and previously owned properties.

Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials or "ACMs," into the environment. In addition, third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials. Environmental laws may also impose restrictions on the use or transfer of property, and these restrictions may require expenditures. In connection with the ownership and operation of any of the Trust's properties, the Trust, FUMI and the other lessees of these properties may be liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect the Trust and FUMI and their ability to pay amounts due on their indebtedness and with respect to the Trust, to pay dividends to its shareholders.


Prior to undertaking major transactions, the Trust has hired independent environmental experts to review specific properties. The Trust has no reason to believe that any environmental contamination or violation of any applicable law, statute, regulation or ordinance governing hazardous or toxic substances has occurred or is occurring. However, no assurance can be given that hazardous or toxic substances are not located on any of the properties. The Trust will also endeavor to protect itself from acquiring contaminated properties or properties with significant compliance problems by obtaining site assessments and property reports at the time of acquisition when it deems such investigations to be appropriate. There is no guarantee, however, that these measures will successfully insulate the Trust from all such liabilities.

An environmental assessment of the Park Plaza Mall identified the potential for asbestos to be present in the resilient vinyl floor tiles in retail tenant storage areas and service corridors and in the cooling tower fill. A third party consultant concluded that it was unlikely but possible that non-friable asbestos was present in these areas. Rather than incurring the expense of testing to eliminate the possibility of asbestos being present, the consultant recommended a standard operations and maintenance plan based on EPA guidance.

COMPLIANCE WITH THE ADA MAY AFFECT EXPECTED DISTRIBUTIONS TO THE TRUST'S SHAREHOLDERS

Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that the Trust is not in compliance with the ADA could also result in the imposition of fines and/or an award of damages to private litigants. If the Trust were required to make modifications to comply with the ADA, there could be a material adverse effect on its ability to pay amounts due on its indebtedness or to pay dividends to its shareholders.

UNINSURED AND UNDERINSURED LOSSES

The Trust may not be able to insure its properties against losses of a catastrophic nature, such as earthquakes and floods, because such losses are uninsurable or not economically insurable. The Trust will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on its investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it not feasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, received by the Trust might not be adequate to restore its economic position with respect to such property.

The Trust's property insurance coverage, which expires in November 2002, as it relates to claims caused by terrorist incidents is limited to $1 million per occurrence and $5 million in the aggregate.


INABILITY TO REFINANCE

The Trust is subject to the normal risks associated with debt and preferred stock financings, including the risk that the Trust's cash flow will be insufficient to meet required payments of principal and interest and distributions, the risk that indebtedness on its properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If the Trust were unable to refinance the indebtedness on acceptable terms, or at all, the Trust might be forced to dispose of one or more of its properties on disadvantageous terms, which might result in losses to the Trust, which losses could have a material adverse effect on the Trust and its ability to pay dividends to shareholders and to pay amounts due on its indebtedness. Furthermore, if a property is mortgaged to secure payment of indebtedness and the Trust is unable to meet mortgage payments, the mortgagor could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to the Trust. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the Trust's ability to meet the REIT distribution requirements of the Code.

RISING INTEREST RATES

The Trust has incurred and may in the future incur indebtedness that bears interest at variable rates. Accordingly, increases in interest rates would increase the Trust's interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on the Trust and its ability to pay dividends to shareholders and to pay amounts due on its indebtedness or cause the Trust to be in default under certain debt instruments. In addition, an increase in market interest rates may cause holders to sell their shares of beneficial interest of the Trust ("Common Shares") and reinvest the proceeds thereof in higher yielding securities, which could adversely affect the market price for the Common Shares.

RESULTS OF OPERATIONS ADVERSELY AFFECTED BY FACTORS BEYOND THE TRUST'S CONTROL

        Results of operations of the Trust's properties may be adversely affected by, among other things:

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


PAYMENT OF GOTHAM EXPENSES DUE TO TERMINATION OF MERGER AGREEMENT

In the event that the merger agreement is terminated due to certain circumstances, the Trust may have to pay the expenses of Gotham in connection with the proposed transaction. The obligation to pay Gotham's expenses could be triggered by the termination of the merger agreement with respect to any one of the following circumstances:


    - If the Trust's shareholders fail to approve the merger agreement and the transactions contemplated thereunder by a majority vote of the Common Shares.


    - If the Trust determines to enter into a definitive agreement with another party providing for an acquisition transaction other than the proposed transaction, which is deemed by the Board of Trustees to be superior to the proposed transaction.

    - With respect to certain representations, warranties or covenants in the merger agreement, if the Trust materially breaches these representations, warranties or covenants except if said breaches were from failures as would not reasonably be expected to result, individually or in the aggregate, in monetary liability greater than or equal to $65 million; and, with respect to certain other representations, warranties or covenants relating to the capitalization of the Trust, the authority of the Trust to enter into the merger agreement and the Trust's non-contravention and compliance with certain agreements, if the Trust breaches these representations, warranties or covenants.


    - If the Board of Trustees of the Trust has withdrawn or adversely amended in any material respect its approval or recommendation to the Trust's shareholders of the merger agreement or the transactions contemplated thereby, other than the exercise of the subscription rights or the Note election described in Item 7 below under "The Proposed Transaction".


CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS


Any statements in this report, including any statements in the documents that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

        - the declaration or payment of distributions by the Trust or FUMI,

        - the consummation of or the failure to consummate the proposed transaction;

        -       the ownership, management and operation of properties,

        - potential acquisitions or dispositions of properties, assets or other businesses by the Trust or FUMI,

        - the policies of the Trust or FUMI regarding investments, acquisitions, dispositions, financings and other matters,

        - the qualification of the Trust as a REIT under the Code and the "grandfathering" rules under Section 269B of the Code,

        -       the real estate industry and real estate markets in general,

        -       the availability of debt and equity financing,

        -       interest rates,

        -       general economic conditions,

        -       supply and customer demand,

        -       trends affecting the Trust or FUMI,

        - the effect of acquisitions or dispositions on capitalization and financial flexibility,

        - the anticipated performance of the Trust or FUMI and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing, and

        - the ability of the Trust or FUMI and of acquired properties and businesses to grow.

Shareholders are cautioned that, while forward-looking statements reflect the respective companies' good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this report and any amendment hereof, including, without limitation, the information set forth in "Risk Factors" above or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. Neither the Trust nor FUMI undertakes any obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

ITEM 2. PROPERTIES

        The following table sets forth certain information relating to the Trust's investments at December 31, 2001:




                                                                                Square                      Year          Total
                                                   Date of       Ownership      feet(1)    Occupancy    construction      cost
Direct equity investments   Location             acquisition     percentage      (000)      rate(2)      completed        (000)
-------------------------   ----------------     -----------     ----------     -------    ---------    ------------    ---------
Shopping Mall:
 Park Plaza                 Little Rock, AR        09/01/97          100          548        87             1988        $  64,561

 Office Building:
 Circle Tower               Indianapolis, IN       10/16/74          100          102        87             1930            5,714
                                                                                                                        ---------
                                                                                                                        $  70,275
                                                                                                                        =========


                                                          Mortgage Loan
                              ----------------------------------------------------------------
                                                 Balance     Principal
                               Original            at        repayment
                               balance          12/31/01      for 2002     Interest   Year of
Direct equity investments       (000)             (000)        (000)          rate    maturity
-------------------------     ---------        ----------   -----------    --------   --------
Shopping Mall:
 Park Plaza                   $  42,500 (3)    $   42,078    $     297        8.69%     2030

 Office Building:
 Circle Tower                         -                 -            -           -         -
                              ---------        ----------    ---------
                              $  42,500        $   42,078    $     297
                              ==========       ==========    =========

Total equity investments

(1) The square footage shown represents gross leasable area for the shopping mall and net rentable area for the office building.

(2) Occupancy rates shown are as of December 31, 2001, and are based on the total square feet of each property.

(3) In 2000, the Trust obtained a $42,500,000 mortgage on the Park Plaza Mall.

As of December 31, 2001, the Trust owned in fee its interest in Park Plaza Mall. The Trust holds a leasehold interest in a ground lease at Circle Tower, which ground lease expires in 2009, with an option for an additional 99 years, which has been exercised.

VenTek leases a 16,256 square foot facility located in Petaluma, CA. The annual rent is $142,000 and the lease expires in February 2003.

The occupancy rate of Park Plaza Mall at December 31, 2001, 2000, 1999, 1998 and 1997 was 87%, 87%, 100%, 100% and 99%, respectively.

Park Plaza Mall has one tenant, (whose business is retail clothing sales), which occupies 12% of the rentable square footage of the mall. Their annual base rent is $801,292. Their lease expires on April 30, 2005 and there are no renewal options.

The average effective annual rental per square foot at Park Plaza Mall for the years ended December 31, 2001, 2000 and 1999 was $28.37, $28.30 and $25.45,
respectively.

The realty tax rate and annual realty taxes for Park Plaza Mall were 6.8% and $795,000, respectively.

The following table presents, as of December 31, 2001, scheduled lease expirations with respect to Park Plaza Mall for the next 10 years, assuming that none of the tenants exercise renewal options or termination rights:

                                                                       Percentage of
                                                                      Annualized Base
                 Number of          Annualized       Approximate      Rent Represented
Year Ending       Leases           Base Rent of    Square Feet of       By Expiring
December 31,     Expiring        Expiring Leases   Expiring Leases       Leases (1)
------------    ----------       ---------------   ---------------    ----------------
   2002                  6         $  287,606             13,805               4.39%
   2003                 13          1,012,848             37,779              15.45%
   2004                  2            468,723             18,613               7.15%
   2005                 11          1,327,406             44,889              20.24%
   2006                  5            281,048              9,446               4.29%
   2007                  5            379,064             13,963               5.78%
   2008                 13          1,116,962             41,544              17.04%
   2009                 10            780,441             20,983              11.90%
   2010                  6            462,818             14,468               7.06%
   2011                  5            396,873             12,785               6.05%
                ----------         ----------         ----------         ----------

   Total                76         $6,513,789            228,275              99.35%
                ==========         ==========         ==========         ==========

(1) Based upon 2002 annualized base rent of $6,556,865.

ITEM 3. LEGAL PROCEEDINGS.

PEACH TREE MALL LITIGATION

The Trust, as one Plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the inverse condemnation suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court, which remanded the case to the trial court for further proceedings. After the remand to the trial court, the Trust and the other plaintiffs determined to pursue a retrial before the court. The retrial of the litigation commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally holds in favor of the State of California. In February 2002, the Plaintiffs in the case filed a notice of appeal of the ruling of the trial court. The Trust is unable to predict at this time whether or not it will recover any amount of its damage claims in this legal proceeding.

CUNNINGHAM V. FRIEDMAN, ET AL.

On July 12, 2000, a complaint was filed by a purported shareholder of the Trust in the Court of Commons Pleas of Cuyahoga County, Ohio (Donald Cunningham v. Friedman, et al.) in connection with the Asset Sale to Radiant Investors LLC ("Radiant") (the "Cunningham lawsuit"). The Cunningham Lawsuit was a purported class action brought on behalf of all shareholders of the Trust. In the complaint, plaintiffs alleged that the terms of the asset sale to Radiant were unfair and that the Trust's officers and trustees breached their fiduciary duties to the Trust's shareholders by agreeing to a transaction that failed to maximize shareholder value. Specifically, the lawsuit alleged that Radiant, as a party to an asset management agreement between Radiant Partners, LLC and the Trust was made privy to inside information regarding the Trust's assets and this allowed Radiant to negotiate the purchase of the most valuable assets of the Trust at the lowest possible price, to the detriment of Trust's shareholders. The complaint alleged that Radiant and the Trust were not engaging in arm's length negotiations and that Radiant was acting in its own self interest at the expense of the interests of the Trust's shareholders. Additionally, the complaint alleged that Radiant had material conflicts of interest. The lawsuit sought preliminary and permanent injunctive relief against the consummation of the asset sale, rescission of the Asset Sale if it were consummated and unspecified damages, costs and attorney's fees.

On November 15, 2000, the plaintiffs and defendants in the Cunningham Lawsuit stipulated to a stay of the litigation in favor of a similar purported class action that had been filed on June 22, 2000 in New York Supreme Court, County of New York, against the same defendants by a purported shareholder of the Trust in connection with the Asset Sale to Radiant (Brickell Partners v. Friedman, et al.) ("Brickell Lawsuit"). On August 21, 2001, the plaintiffs and defendants in the Brickell Lawsuit filed a stipulated dismissal of the named plaintiffs' complaint with prejudice. On November 12, 2001, the plaintiffs in the Cunningham Lawsuit filed a notice of dismissal of the litigation. The notice of dismissal states that such is without prejudice to the plaintiffs' rights to refile the lawsuit on a later date. The Trust has received no indication from the plaintiffs that they intend to do so, however.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR TRUST'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.


MARKET PRICE AND DIVIDEND RECORD

                                                                  Dividends
2001 Quarters Ended                 High             Low          Declared
                                  ---------       ---------      ----------
  December 31                      $  2.56         $  2.20         $     -

  September 30                        2.75            2.23               -

  June 30                             2.62            2.16               -

  March 31                            2.85            2.38               -
                                                                   -------

                                                                   $     -
                                                                   =======

2000 Quarters Ended

  December 31                      $  2.81         $  2.25         $     -

  September 30                        3.06            2.25               -

  June 30                             3.06            2.25               -

  March 31                            5.00            2.44           1.124
                                                                   -------

                                                                   $ 1.124
                                                                   =======


The Trust's shares are traded on the New York Stock Exchange (Ticker Symbol:
FUR). As of December 31, 2001, there were 2,391 recordholders of the Common Shares. The Trust estimates the total number of beneficial owners at approximately 6,400.

During 2001, the Trust was not required to make any minimum distributions to its common shareholders to maintain its REIT status and, in fact, made no distributions to its common shareholders; however, the Trust will resume paying a quarterly dividend of $0.10 on each of its Common Shares. The next dividend will be payable on April 30, 2002 to shareholders of record on March 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA

For the years ended December 31, (In thousands, except per share data and footnotes)

                                                                      2001         2000         1999       1998 (2)        1997
                                                                      ----         ----         ----       --------        ----
OPERATING RESULTS
Revenues                                                            $  31,391    $  67,265    $ 120,774    $ 148,062    $ 110,539
(Loss) income before write-down of investment, unrealized loss on carrying value of assets identified for disposition,
      gains on sale of real estate, extraordinary loss, loss
      from discontinued operations and preferred dividends             (2,266)     (10,632)     (12,494)     (27,769)       7,278
Write down of investment (3)                                          (11,463)           -            -            -            -
Unrealized loss on carrying value of assets
      identified for disposition                                            -      (19,150)      (9,800)     (36,000)           -
Gains on sale of real estate                                           30,096       76,114       28,334       10,346        1,468
Income (loss) before extraordinary loss,  loss from
      discontinued operations and preferred dividends                  16,367       46,332        6,040      (53,423)       8,746
Extraordinary loss from early extinguishment of debt (4)                 (889)      (6,065)      (5,508)      (2,399)        (226)
Loss from discontinued operations (1)                                       -            -       (6,836)     (27,696)      (2,844)
Net income (loss) before preferred
      dividend                                                         15,478       40,267       (6,304)     (83,518)       5,676
Net income (loss) applicable to shares of
      beneficial interest                                              13,410       37,817       (9,137)     (86,517)         845
Dividends declared for shares of beneficial interest                        -        6,583       13,166        3,478       11,651

Per share of beneficial interest
Income (loss) before extraordinary loss and loss from
      discontinued operations, basic                                $    0.39    $    1.07    $    0.08    $   (1.83)   $    0.16
Extraordinary loss from early extinguishment of debt, basic (4)         (0.02)       (0.15)       (0.14)       (0.08)       (0.01)
Loss from discontinued operations, basic (1)                                -            -        (0.18)       (0.90)       (0.12)
Net income (loss) applicable to shares of beneficial interest,
      basic                                                              0.37         0.92        (0.24)       (2.81)        0.03
Income (loss) before extraordinary loss and loss from
      discontinued operations, diluted                              $    0.39    $    0.98    $    0.08    $   (1.83)   $    0.16
Extraordinary loss from early extinguishment of debt, diluted (4)       (0.02)       (0.13)       (0.14)       (0.08)       (0.01)
Loss from discontinued operations, diluted  (1)                             -            -        (0.18)       (0.90)       (0.12)
Net income (loss) applicable to shares of beneficial interest,
      diluted                                                            0.37         0.85        (0.24)       (2.81)        0.03
Dividends declared per share of beneficial interest                         -        1.124         0.31         0.11         0.44

FINANCIAL POSITION AT YEAR END
      Total assets                                                  $ 185,669    $ 462,598    $ 502,792    $ 742,623    $ 734,984
      Long-term obligations (5)                                        54,616      171,310      207,589      357,580      458,637
      Total equity                                                    122,168      120,383      169,710      150,696      235,310

ITEM 6. SELECTED FINANCIAL DATA.

This Selected Financial Data should be read in conjunction with the Combined Financial Statements and Notes thereto.

(1) The results of Impark have been classified as discontinued operations for 2000, 1999, 1998 and 1997, as Impark was spun off to the shareholders of the Trust in 2000. In 1998, Impark recognized a $15.0 million reduction of goodwill.

(2) In 1998, the loss before unrealized loss on carrying value of assets identified for disposition and impaired assets, gains on sales of real estate, extraordinary loss, loss from discontinued operations and preferred dividend included expenses of $17.6 million related to the proxy contest and the resulting change in the composition of the Trust's Board of Trustees.

(3) In 2001, the Trust wrote off $11.5 million, the entire balance, of its warrants and preferred stock investment in HQ Global Holdings, Inc., including accrued dividends.

(4) In 2001, the Trust recognized a $0.9 million extraordinary loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of assets to Radiant Investors LLC. In 2000, the Trust repaid a $10.6 million deferred obligation resulting in a prepayment penalty of $3.1 million and also recognized an extraordinary loss on the early extinguishment of debt of $2.4 million in connection with the sale of Crossroads Mall and $0.6 million in connection with the sale of the Huntington Garage. In 1999, the Trust repaid $46.0 million in mortgage debt resulting in a prepayment penalty of $5.5 million. In 1998, the Trust repaid approximately $87.5 million of its 8 7/8% Senior Notes resulting in $1.6 million in unamortized issue costs and solicitation fees being expensed. Also, in 1998, the Trust renegotiated its bank agreement and a $90.0 million note payable resulting in $0.8 million of deferred costs being expensed. In 1997, the Trust renegotiated its bank credit agreements, resulting in a $0.2 million charge related to the write-off of unamortized costs.

(5) Included in long-term obligations are senior notes and mortgage loans. Bank loans are classified as long-term for 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND PROPOSED TRANSACTION

2001 TRANSACTIONS

In March 2001, the Trust sold a significant portion of its remaining real estate assets (the "Purchased Assets") to Radiant Investors, LLC ("Purchaser"), for an aggregate sales price of $205 million. At the closing of this transaction, the sales price of $205 million was reduced by $20.6 million, which was the net sales price realized by the Trust from the sale of the Huntington Garage which was sold in December 2000 to another party and which had been part of the aggregate contract sales price of $205 million. The Trust received approximately $192 million in aggregate consideration for the Purchased Assets after the payment of expenses, and net operating income and other adjustments, but not including operating income and expense prorations. Of the $192 million, approximately $62 million (including the proceeds from the Huntington Garage sale and North Valley financing) was in cash, $7 million was in the form of a bridge loan and approximately $123 million was for the assumption or repayment of mortgage indebtedness on the Purchased Assets. The $7 million bridge loan had a four-month term. The interest rate on the loan was 11% per annum and was secured by cross-collateralized first mortgages on two properties. The loan was repaid in two installments: $2.2 million was paid in June 2001 and $4.8 million was paid in July 2001. The Trust recognized a gain on the sale of approximately $30.1 million and an extraordinary loss on early extinguishment of debt of $0.9 million. The Trust had previously recorded in December of 2000 a $19.2 million unrealized loss on the carrying value of certain of the Purchased Assets.

In February 2001, in accordance with the sales agreement, the Trust amended the mortgage loan on the North Valley Tech Center property to provide for an additional $6.5 million of financing. The Purchaser assumed this obligation at closing and in accordance with the sales agreement received a credit for the net cash proceeds of this loan received by the Trust.

In February 2001, the Board of Trustees approved the expansion of the Common Share repurchase program. The original authorization, which occurred in August 1999, was for $20 million. The Board of Trustees expanded this amount by an additional $20 million to be used for share repurchases in open market, privately negotiated or other types of transactions, from time to time, as market conditions would warrant.

In April 2001, the Trust entered into separate agreements with Apollo Real Estate Investment Fund II, L.P. and with Bear Stearns International Limited, and repurchased an aggregate of approximately 4.8 million of its Common Shares at a price of $2.375 per share. The repurchases are part of the Common Share repurchase authorization, under which the Trust had previously expended approximately $15.6 million to buy Common Shares. As of December 31, 2001, the Trust has authority to spend approximately $13.0 million with respect to the Common Share repurchase program.

At June 30, 2001, the Trust wrote off its $2.7 million investment in HQ Global Holdings, Inc. ("HQ") warrants because of a decline in center occupancy and other business setbacks disclosed by HQ. The Trust believed that the decline in estimated fair market value of the investment in warrants was other than temporary. During the third and fourth quarters of 2001, the Trust wrote off its remaining $8.8 million investment in HQ preferred stock including accrued dividends, because of continued operating losses and recently disclosed defaults on HQ's various credit agreements, which the Trust believed had permanently impaired the value of its investment in HQ's preferred stock. In March 2002, HQ filed a voluntary petition for a Chapter 11 Reorganization under the U.S. Bankruptcy Code.

The Trust, as one Plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the inverse condemnation suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court, which remanded the case to the trial court for further proceedings. After the remand to the trial court, the Trust and the other plaintiffs determined to pursue a retrial before the court. The retrial of the litigation commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally holds in favor of the State of California. In February 2002, the Plaintiffs in the case filed a notice of appeal of the ruling of the trial court. The Trust is unable to predict at this time whether or not it will recover any amount of its damage claims in this legal proceeding.

THE PROPOSED TRANSACTION

In April 2001, the Board of Trustees of the Trust established a Special Committee for the purpose of evaluating and advising the Board with respect to proposed transactions and other possible business alternatives that the Trust may pursue. The Special Committee, which is comprised of Daniel J. Altobello and Bruce R. Berkowitz, independent Trustees of the Trust, retained US Bancorp-Libra and Duff & Phelps LLC as its financial advisors and Shaw Pittman LLP as its independent legal counsel. On September 21, 2001, the Trust signed a letter of intent with Gotham Partners, LP ("Gotham"), a shareholder of the Trust, with respect to a proposed transaction between Gotham and the Trust. William A. Ackman, a principal of Gotham, is the Chairman of the Trust. From the time of the execution of the letter of intent through the execution of the merger agreement in February 2002, the Special Committee negotiated with Gotham with respect to the proposal set forth in the September 2001 letter of intent.

Under the September 21, 2001 letter of intent, the Trust's common shareholders could have received $2.70 per share. Subsequent to the execution of this letter of intent, the parties renegotiated the terms of the transaction due to a substantial reduction in value of the Trust's investment in HQ, which reduction would have given Gotham the ability to terminate its obligations if a definitive agreement had been entered into under the terms outlined in the letter of intent. The Trust reduced the value of its investment in HQ from approximately $8.8 million to $4.4 million on September 30, 2001 and further reduced the value of its investment to zero as of December 31, 2001.

On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution, pursuant to which the Trust agreed to merge with and into Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by a number of equityholders of the Trust. If consummated, the proposed transaction will result in the Trust's common shareholders receiving as merger consideration for each Common Share:

- $2.20 in cash, subject to possible deductions on account of dividends paid prior to the completion of the proposed transaction, breaches of representations, warranties and covenants contained in the merger agreement and costs, fees and expenses associated with obtaining certain consents for the proposed transaction;

- a choice of (1) an additional $0.35 in cash or (2) approximately 1/174th of a debt instrument (the "Note") indirectly secured by the Trust's two real estate assets; and

- three-fiftieths (3/50ths) of a non-transferable uncertificated subscription right, with each subscription right exercisable to purchase common stock of Gotham Golf at $20.00 per share for up to an aggregate of approximately $41 million of common stock of Gotham Golf.

The proposed transaction is subject to approval of the Trust's shareholders. There can be no assurance that the proposed transaction will be approved by the Trust's shareholders or, if so approved, that the proposed transaction will be consummated.

        Under the proposed transaction

- The Trust will merge with and into Gotham Golf a new corporation formed by Gotham Golf Partners, L.P. ("GGP"), which is a full-service golf-course acquirer, owner and operator. As part of the transaction, Gotham and certain other GGP equityholders will contribute their equity interests in GGP to a wholly owned limited liability company of Gotham Golf, in exchange for common stock of Gotham Golf. As a result, after the proposed transaction, Gotham Golf will indirectly own approximately 92.5% of the equity interests in GGP, and Gotham and the other equityholders that contributed their equity interests in GGP in the proposed transaction will own approximately 52.55% of the shares of Gotham Golf stock, assuming that (i) all of the subscription rights to receive Gotham Golf common shares are exercised and
    (ii) no other equity of Gotham Golf will be issued on or prior to the effective time of the proposed transaction.

- Each Note will have a face amount of $100, which is equivalent to approximately $0.575 per share, and will bear interest at 11% per annum on its face amount. The Notes will be secured by a pledge of two underlying loans: (1) an approximate $3.5 million first leasehold mortgage on the Circle Tower office building in Indianapolis, Indiana and (2) an approximate $16.5 million mezzanine loan on the Park Plaza Mall in Little Rock, Arkansas. Holders of Notes will receive a pass-through of the economic attributes of the two underlying loans.

- Shareholders, who receive their proportionate share of the Notes in the transaction and who do not elect within 80 days thereafter to retain them, will receive $0.35 in cash for every approximately 1/174th share of their Notes. Gotham has agreed to purchase from the issuer any redeemed Notes for the same redemption price paid by the issuer to the shareholders.

- The Notes will not be issued unless certain consents are obtained from the mortgage lender on the Park Plaza Mall and the rating agencies that originally rated the certificates backed by the first Park Plaza Mall mortgage. If any required consents, approvals or similar clearances with respect to the Notes cannot be timely obtained, the merger consideration will be adjusted to eliminate the ability for common shareholders to elect to receive the Notes in lieu of part of the cash consideration, and all shareholders will receive the full cash consideration of $2.55 per Common Share.

- Preferred shareholders of the Trust will receive preferred shares of Gotham Golf, as provided for in the Certificate of Designations for the preferred shares of the Trust. The existing 8.875% unsecured notes will remain outstanding according to their terms and will become obligations of Gotham Golf after the closing of the transaction.

- The Trust, Gotham and each of the members of the Board of Trustees have entered into a Voting Agreement, pursuant to which the parties thereto have agreed to vote a collective 7,424,943 Common Shares, or approximately 21.3% of the total outstanding Common Shares, for the approval of the proposed transaction.

- The merger is subject to certain customary closing conditions, including approval by the Trust's common shareholders and receipt of certain third-party consents.

The Trust's approval of the merger agreement was based on the recommendation of a Special Committee of independent trustees of the Trust's Board of Trustees. The Special Committee concluded that the transaction was in the best interests of the Trust and the Trust's common shareholders (other than Gotham and its affiliates), to the extent that such shareholders elect to receive $2.55 per share in cash in the merger. The Board of Trustees of the Trust, with Mr. Ackman not participating, unanimously voted in favor of the transaction. The Special Committee was advised by Libra Securities, LLC and Duff & Phelps, LLC, and Gotham and its affiliates were advised by Mercury Partners.

INVESTORS AND SECURITY HOLDERS SHOULD READ THE DEFINITIVE MERGER AGREEMENT AND THE FORM 8-K OF THE TRUST FILED ON FEBRUARY 14, 2002 TO APPRISE THEMSELVES OF THE PROPOSED TRANSACTION. IN ADDITION, INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS REGARDING THE BUSINESS COMBINATION TRANSACTION REFERENCED IN THE FOREGOING INFORMATION WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. The proxy statement/prospectus will be filed with the Securities and Exchange Commission by the Trust, Gotham Golf and certain of their affiliates. Investors and security holders may obtain a free copy of the proxy statement/prospectus (when it becomes available) and other documents filed by the Trust, Gotham, GGP and Gotham Golf with the Securities and Exchange Commission at the Commission's web site at www.sec.gov. The proxy statement/prospectus and these other documents may also be obtained for free from the Trust.

LIQUIDITY AND CAPITAL RESOURCES

        GENERAL

Unrestricted and restricted cash and cash equivalents decreased by $19.2 million (from $23.9 million to $4.7 million) from December 31, 2000 to December 31, 2001.

The Trust's net cash used for operating activities of $5.3 million and net cash used for financing activities of $157.6 million more than offset the $143.7 million of net cash provided by investing activities. Cash used for financing activities included the repayment of $150.0 million that had been borrowed in previous years pursuant to reverse repurchase agreements that were utilized to purchase U.S. Treasury Bills. The Trust invests its excess cash primarily in U.S. Treasury Bills and other U.S. Government Obligations. At December 31, 2001, the Trust owned $116.0 million of U.S. Treasury Bills and other U.S. Government Obligations. The U.S. Treasury Bills and U.S. Government Obligations are classified as held to maturity. Cash used for financing activities also included $2.1 million of cash dividends to preferred shareholders, $0.4 million of mortgage amortization and $11.6 million to repurchase Common Shares. Cash provided by financing activities included $6.5 million of proceeds received when the Trust amended the mortgage loan on the North Valley Tech Center property to provide for additional financing. Cash provided by investing activities consisted of the receipt of $7.0 million of principal on the bridge loan to Radiant, net proceeds from the sale of real estate of $43.6 million and the proceeds from maturity over purchases of U.S. Treasury Bills and other U.S. Government Obligations of $93.9 million. Cash used for investing activities consisted of $0.8 million of improvements to properties.

The Trust declared a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders in the fourth quarter of 2001. The dividend was paid January 31, 2002 to shareholders of record at the close of business on December 31, 2001. In addition, the Trust paid a dividend for the first, second and third quarter of 2001 of $0.5 million ($0.525 per share) per quarter to preferred shareholders. During 2001, the Trust was not required to make any minimum distributions to its common shareholders to maintain its REIT status and, in fact, made no distributions to its common shareholders; however, the Trust will resume paying a quarterly dividend of $0.10 on each of its Common Shares. The next dividend will be payable on April 30, 2002 to shareholders of record on March 31, 2002.

During the year ended December 31, 2001, the Trust repurchased 4,890,692 Common Shares for an aggregate cash consideration of $11.6 million. As a result of these transactions, 34,805,912 Common Shares were outstanding at December 31, 2001.

The Trust was not directly affected by the events of the September 11th terrorist attacks; however, the attacks have had a negative effect on the economy which was already considered to be in a recession. The Trust could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs. The Trust's property insurance coverage as it relates to claims caused by terrorist incidents is limited to $1 million per occurrence and $5 million in the aggregate. The Trust expects that its insurance costs will increase when its policies are renewed in November 2002.

The Trust's most critical accounting policy relates to the evaluation of the fair value of real estate. The Trust evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory, product warranty reserves, the percentage of completion method of recognizing revenue and contingent liabilities, among others. These estimates are susceptible to change and actual results could differ from these estimates. The effects of changes in these estimates are recognized in the period they are determined.

At the time of disposition in March 2001 of the majority of the Trust's properties (including all of Trust's parking properties), the Trust had not decided to discontinue investing in parking or other properties. The Trust's business remains the purchase, operation and sale of real estate properties. Therefore, the Trust did not treat any component of the sale as discontinued operations.

PARK PLAZA MALL

Dillard's is the anchor department store at Park Plaza Mall located in Little Rock, Arkansas. Dillard's owns its facilities in the Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with a subsidiary of the Trust that contains an operating covenant requiring it to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land in the western part of Little Rock, Arkansas and have announced their intention to build an approximately 1.3 million square foot mall in this new location. During the first quarter of 2001, the Little Rock Board of Directors re-approved zoning which would permit the construction of this new mall. Although the Trust does not believe that the proposed new mall is economically feasible, in the event that the new mall is built, Dillard's may decline to extend or renew its operating covenant and cease operating its stores at the Park Plaza Mall. In the event Dillard's leaves Park Plaza Mall and does not sell or lease its two stores to comparable anchor tenants, the value of Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at the Park Plaza Mall, and the likely departure of many of the Park Plaza Mall tenants pursuant to early termination provisions of their leases that may be triggered by the departure of Dillard's. The Park Plaza Mall property is financed by a senior mortgage loan. The loss of an anchor tenant or a significant number of other Park Plaza Mall tenants could result in an event of default under the senior mortgage.

Legal actions have been taken by local citizens to reverse the decision of the Little Rock Board of Directors with respect to the construction of the proposed new mall. A trial occurred at the end of February 2002 to determine whether the actions of the city directors in permitting the construction of the new mall are valid and whether the city directors are obligated to let a referendum seeking to overturn their actions be voted upon the voters of Little Rock. The trial court is expected to rule on these matters shortly. The Trust has been closely monitoring the litigation and, although not a party to the litigation, has expended significant funds in support of a local citizen's effort to reverse the decision of the Little Rock Board of Directors.

In addition to the proposed new mall, the Trust believes that the Simon Property Group is simultaneously investigating the alternative of developing a new, smaller mall, at a different location. If this were to occur, Dillard's would most likely maintain at least one store at Park Plaza Mall. There can be no assurance, however, that Dillard's would do so or that the opening of this new, smaller mall, if it occurs, would not have a material adverse effect on the value of the Park Plaza Mall.

Regardless of whether the proposed new mall is built, under the terms of the operating covenant in the operating agreement, Dillard's has no obligation to maintain its operations at the Park Plaza Mall beyond July 2003. Dillard's has been approached to extend the operating covenant under the operating agreement, but to date, it has refused to do so. In the event that Dillard's does not maintain its presence as an anchor store at Park Plaza Mall, the value of the Park Plaza Mall could be materially and adversely affected as well as triggering a loss of revenue at the Park Plaza Mall and the potential for an event of default under the senior mortgage. There can be no assurance that Dillard's will extend or renew its operating covenant under the operating agreement on terms acceptable to the Trust.

With respect to capital improvements, the Trust estimates that the Park Plaza Mall will need to repair or replace its roof at a cost of approximately $0.8 million to $1.2 million. The Trust plans to perform the repair or replacement over the next three years.

VENTEK

FUMI's subsidiary VenTek, a manufacturer of transit ticketing and parking equipment, has continued to incur significant operating losses. A new management firm was engaged by the Trust in December 2000 with the objective of improving operating results; however, unless VenTek is awarded significant new parking and/or transit ticketing contracts, it is unlikely that the new managers will be able to achieve this objective. In addition, the Trust has provided performance guarantees for two contracts between VenTek and transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacturing, installation and maintenance of transit ticket vending equipment manufactured by VenTek. The guarantees are anticipated to expire over the next two to three years based upon projected completion dates anticipated by VenTek and the transit authorities. As of March 15, 2002, no amounts had been drawn against these guarantees. Since these projects are entering their final stages, management does not anticipate that payment will have to be made under the guarantees; however, if VenTek is unable to perform in accordance with these contracts and subsequent change orders, the Trust may be responsible for partial payment under these guarantees.

Also, in connection with transit contracts, VenTek may be liable for liquidated damages related to delays in completion of the contracts. Liquidated damages have been asserted on two contracts. Management of VenTek disagrees with the basis of calculating the liquidated damages and does not believe it owes any significant amount.

A summary of the Trust's borrowings and repayment timing is as follows (in millions):

                                                    Payments Due by Period
                                                    ----------------------
                                                   Less than    1-3          4-5          After 5
Contractual Obligations               Total        1 Year       Years        Years        Years
-----------------------------------------------------------------------------------------------
Mortgage loan payable                 $42.1        $ 0.3        $ 1.0        $ 0.8        $40.0
Senior notes                          $12.5        $   -        $12.5        $   -        $   -
                                      ---------------------------------------------------------
    Total                             $54.6        $ 0.3        $13.5        $ 0.8        $40.0
                                      =========================================================

RESULTS OF OPERATIONS - 2001 VERSUS 2000

Net income applicable to Common Shares for the year ended December 31, 2001 was $13.4 million as compared to net income of $37.8 million for the year ended December 31, 2000. Net income for the year ended December 31, 2001 included a write-down of an investment in preferred stock and warrants to purchase common shares of HQ of $11.5 million. Net income for the year ended December 31, 2000 included a $19.2 million impairment loss on certain of the assets which the Trust had agreed to sell to the Purchaser at a sales price that was less than net book value at December 31, 2000. The Purchased Assets were sold in March 2001. Net income for the year ended December 31, 2001 included a gain on sale of real estate of approximately $30.1 million compared to gains of $76.1 million in the comparable period of 2000. The gain for the year ended December 31, 2001 related to the sale of the Purchased Assets. The gain for the year ended December 31, 2000 included $58.7 million related to the sale of Crossroads Mall, $1.2 million from the sale of the joint venture interest in Temple Mall, $16.1 million from the sale of Huntington Garage and $0.1 million from the sale of other assets. Net income for the year ended December 31, 2001 included a $0.9 million extraordinary loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Purchased Assets. Net income for the year ended December 31, 2000 included a $3.1 million extraordinary loss from early extinguishment of debt relating to the payoff of the Trust's deferred obligation of $10.6 million and a $2.4 million loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of Crossroads Mall and a $0.6 million loss from early extinguishment of debt related to the sale of Huntington Garage.

Interest and dividends decreased during the year ended December 31, 2001, as compared to 2000. The decrease is a result of lower amounts invested and lower interest rates between the periods.

Property net operating income, which is rent less property operating expenses and real estate taxes, decreased for the year ended December 31, 2001 to $10.5 million from $29.8 million in 2000. The decrease was attributable to the sale of properties in March 2001.

Property net operating income for the Trust's remaining real estate properties for the year ended December 31, 2001 decreased by $1.2 million. The decrease was attributable mainly to an increase in operating expenses at Park Plaza Mall. The increase in operating expenses was primarily due to $0.7 million of costs incurred in connection with the matters described above in the Park Plaza Mall section. Rental income remained relatively constant at both properties.

Depreciation and amortization, and mortgage loan interest expense decreased from 2000 to 2001 due to the sale of properties in March 2001. With respect to the remaining properties, depreciation and amortization expense increased slightly due to improvements to properties. Mortgage interest expense increased with respect to the remaining properties as a result of a first mortgage loan that was obtained on the Park Plaza Mall in April 2000.

Interest expense relating to notes payable decreased due to the repayment of reverse repurchase agreements in January 2001.

General and administrative expenses decreased by $5.6 million from 2000 to 2001, primarily due to severance expenses incurred during 2000. Included in general and administrative expenses for the year ended December 31, 2001 are $0.9 million of transaction costs related to the Gotham proposal and $1.0 million to a firm that is providing management services to VenTek. Included in general and administrative expenses for the year ended December 31, 2000 are approximately $2.7 million of stay bonuses and severance expense. In addition, general and administrative expenses decreased due to salary and overhead savings as a result of the Trust outsourcing its management functions and a decrease in legal expense and accounting fees.

FUMI's manufacturing facility, VenTek, incurred a net loss of $1.6 million for the year ended December 31, 2001, as compared to a net loss of approximately $3.1 million for the year ended December 31, 2000. The net loss for 2001 includes approximately $0.4 million in credits estimated to be issued in connection with contracts and a $0.3 million inventory valuation adjustment, which is primarily related to discontinued parking models and FUMI's transit ticketing equipment inventory. In October 2001, VenTek decided to terminate eleven employees who were principally engaged in the production of transit ticketing equipment. Severance expense of less than $0.1 million was incurred in the fourth quarter of 2001 and stay bonuses for selected remaining employees are expected to result in a charge of approximately $0.1 million over a one year period, beginning in the fourth quarter of 2001. In addition, in February 2002 an additional eight employees were terminated. These employees were involved in both the production of transit ticketing and parking equipment, as well as administrative functions. Severance expenses of less than $0.1 million will be recorded during the first quarter of 2002. The backlog for VenTek is approximately $1.3 million at December 31, 2001. Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek's backlog is subject to fluctuations and is not necessarily indicative of future sales. A failure to replace backlog could result in lower revenues.

RESULTS OF OPERATIONS - 2000 VERSUS 1999

Net income applicable to Common Shares before discontinued operations for 2000 was $37.8 million as compared to a net loss before discontinued operations of $2.3 million for 1999. Net income before discontinued operations for 2000 included gains on sale of real estate of $76.1 million compared to gains on sale of real estate of $28.3 million in 1999. Gains on sale of real estate for 2000 included $58.7 million related to the sale of Crossroads Mall, $1.2 million from the sale of the joint venture interest in Temple Mall, $16.1 million from the sale of the Huntington Garage and a net $0.1 million from the sale of other assets. Gains on sale of real estate for 1999 included $8.7 million from the sale of eight apartment complexes, $19.4 million from the sale of six shopping malls and one shopping center and $0.2 million from the sale of six shopping malls in December 1999. Net income before discontinued operations for 2000 included a $3.1 million extraordinary loss from early extinguishment of debt relating to the payoff of the Trust's deferred obligation of $10.6 million, a $2.4 million loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Crossroads Mall and a $0.6 million loss from early extinguishment of debt related to the sale of the Huntington Garage. Net loss before discontinued operations for 1999 included a $5.5 million extraordinary loss from early extinguishment of debt relating to mortgage debt repaid because it was cross collateralized with the mortgages on six shopping malls which were sold in December 1999. Net income before discontinued operations for 2000 included a $19.2 million impairment loss on certain of the assets which the Trust had agreed to sell to Purchaser at a sales price that was less than net book value at December 31, 2000. The Purchased Assets were sold in March 2001. The Trust recognized a gain of approximately $30.1 million on the sale to Purchaser during the first quarter of 2001. Net loss before discontinued operations for 1999 included a $9.8 million unrealized loss on the carrying value of assets identified for sale and impaired assets.

Mortgage loan investment income declined when comparing 2000 to 1999. The decline in interest income was caused by the repayment of a mortgage investment during the first quarter of 2000.

Short term investment income increased during 2000 as compared to 1999. The increase was due to the investment of proceeds received from the 1999 property sales and the leveraged purchase of U.S. Treasury Bills utilizing reverse repurchase agreements.

Property net operating income, which is defined as rent less operating expenses and real estate taxes, decreased to $29.8 million in 2000 from $63.7 million in 1999. The decrease was attributable to the sale of properties in 1999 and the sale of Crossroads Mall in April 2000. Property net operating income for the properties in the portfolio in 2000 and 1999 increased by $0.9 million. The increase was attributable to an increase in revenues of $1.2 million and a decrease in operating expenses of $0.1 million which was partially offset by an increase in real estate taxes of $0.4 million. Revenues increased by $1.2 million for properties in the portfolio in 2000 and 1999, primarily due to an increase in rental rates at Park Plaza Mall and Two Rivers and an increase in occupancy at Westgate Town Center, Two Rivers and North Valley, which was partially offset by a decrease in occupancy at 55 Public Square. Operating expenses decreased slightly at various properties and real estate taxes primarily increased at Madison & Wells.

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

In addition, sales decreased by $1.1 million and cost of sales decreased by $0.5 million at VenTek. The net loss was $3.1 million for 2000 as compared to a net loss of $2.2 million in 1999. Operations remained relatively constant at the Trust's parking facilities.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were adopted on January 1, 2001. The adoption of these statements had no effect on the Trust's combined financial statements.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Trust's combined financial statements.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have any impact on the Trust's combined financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The adoption of SFAS No. 144 is not expected to have a material impact on the Trust's combined liquidity, financial position or result of operations, although in future years sales of properties would be presented in a manner similar to discontinued operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        All of the Trust's loans outstanding at December 31, 2001 have fixed interest rates. The Trust's investments in U.S. Treasury Bills and other U.S. Government Obligations mature in less than 90 days and therefore are not subject to significant interest rate risk.

ITEM 8. FINANCIAL STATEMENTS.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Balance Sheets

As of December 31, (In thousands, except share data)

                                                                                           2001              2000
                                                                                        ---------         ---------
ASSETS
Investments in real estate, at cost
  Land                                                                                  $   6,086         $  45,692
  Buildings and improvements                                                               64,189           227,691
                                                                                        ---------         ---------
                                                                                           70,275           273,383
  Less - Accumulated depreciation                                                         (10,108)          (68,507)
                                                                                        ---------         ---------
    Investments in real estate, net                                                        60,167           204,876

Mortgage loan                                                                                   -             1,468

Other assets
  Cash and cash equivalents - unrestricted                                                  2,609            19,477
                            - restricted                                                    2,115             4,412
  Accounts receivable and prepayments, net of allowances
      of $680 and $772, respectively                                                        2,261             5,386
  Investments                                                                             116,005           220,648
  Inventory                                                                                 1,971             3,097
  Unamortized debt issue costs, net                                                           351             1,439
  Other                                                                                       190             1,795
                                                                                        ---------         ---------
    Total assets                                                                        $ 185,669         $ 462,598
                                                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage loans, including current portion of $297 and $34,163, respectively           $  42,078         $ 158,772
  Notes payable                                                                                96           150,110
  Senior notes                                                                             12,538            12,538
  Accounts payable and accrued liabilities                                                  8,373            18,040
  Deferred items                                                                              416             2,755
                                                                                        ---------         ---------
    Total liabilities                                                                      63,501           342,215
                                                                                        ---------         ---------

Shareholders' equity
  Convertible preferred shares of beneficial interest, $25 per share liquidation preference, 2,300,000 shares authorized, 984,800
      outstanding in 2001 and 2000                                                         23,171            23,171
  Shares of beneficial interest, $1 par, unlimited authorized, 34,805,912
      and 39,696,604 shares, outstanding in 2001 and 2000                                  34,806            39,697
  Additional paid-in capital                                                              207,602           214,336
  Accumulated distributions in excess of net income                                      (143,411)         (156,821)
                                                                                        ---------         ---------
    Total shareholders' equity                                                            122,168           120,383
                                                                                        ---------         ---------
Total liabilities and shareholders' equity                                              $ 185,669         $ 462,598
                                                                                        =========         =========

     The accompanying notes are an integral part of these combined financial statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS
Combined Statements of Operations and Comprehensive Income (Loss)
For the years ended December 31, (In thousands, except per share data)

                                                                                               2001         2000          1999
                                                                                             ---------    ---------    ---------
Revenues
      Rents                                                                                  $  18,741    $  49,603    $ 109,839
      Sales                                                                                      7,554        5,556        6,643
      Interest and dividends                                                                     5,091       12,108        3,112
      Other income (loss)                                                                            5           (2)       1,180
                                                                                             ---------    ---------    ---------
                                                                                                31,391       67,265      120,774
                                                                                             ---------    ---------    ---------

Expenses
      Property operating                                                                         6,981       14,448       36,224
      Cost of goods sold                                                                         8,777        8,156        8,670
      Real estate taxes                                                                          1,218        5,348        9,937
      Depreciation and amortization                                                              3,837       12,580       25,331
      Interest                                                                                   7,094       26,004       38,442
      General and administrative                                                                 5,750       11,361       14,664
      Write-down of investment                                                                  11,463            -            -
      Unrealized loss on carrying value of assets identified for disposition                         -       19,150        9,800
                                                                                             ---------    ---------    ---------
                                                                                                45,120       97,047      143,068
                                                                                             ---------    ---------    ---------
Loss before gains on sales of real estate, extraordinary loss from early
          extinguishment of debt, loss from discontinued operations and preferred dividend     (13,729)     (29,782)     (22,294)
      Gains on sales of real estate                                                             30,096       76,114       28,334
                                                                                             ---------    ---------    ---------
Income before extraordinary loss from early extinguishment of debt,
         loss from discontinued operations and preferred dividend                               16,367       46,332        6,040
      Extraordinary loss from early extinguishment of debt                                        (889)      (6,065)      (5,508)
      Loss from discontinued operations                                                              -            -       (6,836)
                                                                                             ---------    ---------    ---------
Net income (loss) before preferred dividend                                                     15,478       40,267       (6,304)
      Preferred dividend                                                                        (2,068)      (2,450)      (2,833)
                                                                                             ---------    ---------    ---------
Net income (loss) applicable to shares of beneficial interest                                $  13,410    $  37,817    $  (9,137)
                                                                                             =========    =========    =========

Per share data
Basic:
Income before extraordinary loss from early extinguishment of debt
      and loss from discontinued operations                                                  $    0.39    $    1.07    $    0.08
Extraordinary loss from early extinguishment of debt                                             (0.02)       (0.15)       (0.14)
Loss from discontinued operations                                                                    -            -        (0.18)
                                                                                             ---------    ---------    ---------
Net income (loss) applicable to shares of beneficial interest                                $    0.37    $    0.92    $   (0.24)
                                                                                             =========    =========    =========
Diluted:
Income before extraordinary loss from early extinguishment of debt
      and loss from discontinued operations                                                  $    0.39    $    0.98    $    0.08
Extraordinary loss from early extinguishment of debt                                             (0.02)       (0.13)       (0.14)
Loss from discontinued operations                                                                    -            -        (0.18)
                                                                                             ---------    ---------    ---------
Net income (loss) applicable to shares of beneficial interest                                $    0.37    $    0.85    $   (0.24)
                                                                                             =========    =========    =========

Basic weighted average shares                                                                   36,396       41,758       38,827
                                                                                             =========    =========    =========
Diluted weighted average shares                                                                 36,396       47,499       38,836
                                                                                             =========    =========    =========

Combined Statements of Comprehensive Income (Loss)

Net income (loss) applicable to shares of beneficial interest                                $  13,410    $  37,817    $  (9,137)
      Other comprehensive income:
         Foreign currency translation adjustment                                                     -            -        2,117
                                                                                             ---------    ---------    ---------

Comprehensive income (loss)                                                                  $  13,410    $  37,817    $  (7,020)
                                                                                             =========    =========    =========

     The accompanying notes are an integral part of these combined financial statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS
Combined Statements of Shareholders' Equity

(In thousands, except per share data)

                                                            Number of      Amount of
                                                            Preferred      Preferred       Number of      Amount of
                                                            Shares of      Shares of       Shares of      Shares of     Additional
                                                            Beneficial     Beneficial      Beneficial     Beneficial      Paid-In
                                                             Interest       Interest       Interest       Interest        Capital
                                                            ----------     ----------      ----------     ----------    ----------

Balance December 31, 1998                                        1,349      $  31,737         31,416      $  31,416      $ 190,679

      Net loss before preferred dividend
      Dividends paid or accrued on shares of beneficial
           interest ($0.31/share)
      Dividends paid or accrued on preferred
           shares ($2.10/share)
      Sale of shares of beneficial interest                                                   12,549         12,549         33,927
      Shares repurchased                                                                      (1,506)        (1,506)        (6,485)
      Compensation on variable stock options                                                                                   666
      Restricted shares issued                                                                    18             18             62
      Restricted shares canceled                                                                  (5)            (5)           (18)
      Deferred compensation related to restricted
           shares
      Foreign currency translation adjustment
                                                             ---------      ---------      ---------      ---------      ---------
Balance December 31, 1999                                        1,349         31,737         42,472         42,472        218,831

      Net income before preferred dividend
      Dividends paid or accrued on shares of beneficial
           interest ($0.155/share)
      Dividends paid or accrued on preferred
           shares ($2.10/share)
      Shares repurchased                                          (364)        (8,566)        (2,775)        (2,775)        (3,829)
      Compensation on variable stock options                                                                                  (666)
      Spinoff of Impark
      Deferred compensation related to restricted shares
                                                             ---------      ---------      ---------      ---------      ---------

Balance December 31, 2000                                          985         23,171         39,697         39,697        214,336

      Net income before preferred dividend
      Dividends paid or accrued on preferred
           shares ($2.10/share)
      Shares repurchased                                                                      (4,891)        (4,891)        (6,734)
                                                             ---------      ---------      ---------      ---------      ---------

Balance December 31, 2001                                          985      $  23,171         34,806      $  34,806      $ 207,602
                                                             =========      =========      =========      =========      =========



                                                              Accumulated                                   Foreign
                                                             Distributions                                  Currency
                                                             in Excess of    Undistributed    Deferred     Translation
                                                             Net Income (1)  Capital Gains  Compensation   Adjustment
                                                             --------------  -------------  ------------   -----------

Balance December 31, 1998                                       $(115,968)     $  14,949     $       -     $  (2,117)

      Net loss before preferred dividend                           (6,304)
      Dividends paid or accrued on shares of beneficial
           interest ($0.31/share)                                                (13,166)
      Dividends paid or accrued on preferred
           shares ($2.10/share)                                    (1,050)        (1,783)
      Sale of shares of beneficial interest
      Shares repurchased
      Compensation on variable stock options
      Restricted shares issued                                                                     (80)
      Restricted shares canceled                                                                    23
      Deferred compensation related to restricted
           shares                                                                                   49
      Foreign currency translation adjustment                                                                  2,117
                                                                ---------      ---------     ---------     ---------
Balance December 31, 1999                                        (123,322)             -            (8)            -

      Net income before preferred dividend                         40,267
      Dividends paid or accrued on shares of beneficial
           interest ($0.155/share)                                 (6,583)
      Dividends paid or accrued on preferred
           shares ($2.10/share)                                    (2,450)
      Shares repurchased
      Compensation on variable stock options
      Spinoff of Impark                                           (64,733)
      Deferred compensation related to restricted shares                                             8
                                                                ---------      ---------     ---------     ---------

Balance December 31, 2000                                        (156,821)             -             -             -

      Net income before preferred dividend                         15,478
      Dividends paid or accrued on preferred
           shares ($2.10/share)                                    (2,068)
      Shares repurchased
                                                                ---------      ---------     ---------     ---------

Balance December 31, 2001                                       $(143,411)     $       -     $       -     $       -
                                                                =========      =========     =========     =========

(1) Includes the balance of accumulated distributions in excess of net income of First Union Management, Inc. of $46,936, $8,588 and $2,554 as of December 31, 1999, 2000 and 2001, respectively.



     The accompanying notes are an integral part of these combined financial statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS
Combined Statements of Cash Flows

For the years ended December 31, (In thousands)

                                                                                            2001           2000            1999
                                                                                         -----------    -----------    -----------
Cash (used for) provided by operations
   Net income before preferred dividend and loss from discontinued operations            $    15,478    $    40,267    $       532
   Adjustments to reconcile net income before preferred dividend and loss from discontinued operations to net cash (used for) provided by operations
       Depreciation and amortization                                                           3,837         12,580         25,331
       Write-down of investment                                                               11,463              -              -
       Extraordinary loss from early extinguishment of debt                                      889          6,065          5,508
       Gains on sales of real estate                                                         (30,096)       (76,114)       (28,334)
       Loss on carrying value of assets identified for disposition                                 -         19,150          9,800
       (Decrease) increase in deferred items                                                    (564)         2,409           (500)
       Net changes in other operating assets and liabilities                                  (6,285)         3,942         (2,928)
                                                                                         -----------    -----------    -----------
           Net cash (used for) provided by operations                                         (5,278)         8,299          9,409
                                                                                         -----------    -----------    -----------

Cash provided by (used for) investing
         Principal received from mortgage loans and note receivable                            7,048          3,881             82
         Net proceeds from sales of real estate                                               43,617         23,325        227,508
         Proceeds from sale of fixed assets                                                        -            175              -
         Proceeds from sale of investment in joint venture                                         -          2,410              -
         Purchase of investments                                                          (1,283,394)    (1,519,627)      (104,013)
         Proceeds from maturity of investments                                             1,377,249      1,403,668              -
         Investments in building and tenant improvements                                        (778)       (10,980)       (11,488)
                                                                                         -----------    -----------    -----------
               Net cash provided by (used for) investing                                     143,742        (97,148)       112,089
                                                                                         -----------    -----------    -----------

Cash (used for) provided by financing
         Payment of  bank loans                                                                    -              -       (101,000)
        (Decrease) increase in notes payable                                                (150,014)       100,982        (41,000)
         Proceeds from mortgage loans                                                          6,500         50,000         66,689
         Repayment of mortgage loans - Principal payments                                       (422)        (1,477)        (3,463)
                                     - Balloon payments                                            -         (8,613)       (49,548)
         Mortgage prepayment penalties                                                             -           (514)        (5,846)
         Payment of deferred obligation                                                            -        (10,579)             -
         Deferred obligation repayment penalty                                                     -         (3,092)             -
         Payments for Impark spin-off                                                              -        (37,087)             -
         Repurchase of common shares                                                         (11,625)        (7,431)        (7,989)
         Repurchase of preferred shares                                                            -         (7,739)             -
         Income from variable stock options                                                        -           (666)             -
         Sale and employee option exercises of First Union shares                                  -              -         46,476
         Debt issue costs paid                                                                     -           (666)        (4,031)
         Dividends paid on shares of beneficial interest                                           -        (13,166)        (6,583)
         Dividends paid on preferred shares of beneficial interest                            (2,068)        (2,641)        (2,833)
                                                                                         -----------    -----------    -----------
               Net cash (used for) provided by financing                                    (157,629)        57,311       (109,128)
                                                                                         -----------    -----------    -----------
       (Decrease) increase in cash and cash equivalents from continuing operations           (19,165)       (31,538)        12,370
       Cash and cash equivalents at beginning of year                                         23,889         57,841         45,175
                                                                                         -----------    -----------    -----------
       Cash and cash equivalents at end of year                                                4,724         26,303         57,545
       Change in cash from discontinued operations                                                 -         (2,414)           296
                                                                                         -----------    -----------    -----------
       Cash and cash equivalents at end of year, including discontinued  operations      $     4,724    $    23,889    $    57,841
                                                                                         ===========    ===========    ===========

       Supplemental Disclosure of Cash Flow Information
       Interest paid                                                                     $     7,899    $    26,165    $    39,847
                                                                                         ===========    ===========    ===========

       Supplemental Disclosure on Non-Cash Investing and Financing Activities

       Transfer of mortgage loan obligations in connection with real estate sales        $   122,722    $    76,189    $   163,700
                                                                                         ===========    ===========    ===========
       Transfer of deferred obligation in connection with real estate sales              $     1,775    $         -    $         -
                                                                                         ===========    ===========    ===========
       Issuance of mortgage loan receivable in connection with real estate sales         $     7,000    $         -    $         -
                                                                                         ===========    ===========    ===========
       Discontinued non-cash net assets charged to dividends paid                        $         -    $    64,747    $         -
                                                                                         ===========    ===========    ===========


     The accompanying notes are an integral part of these combined financial statements.

ITEM 8. FINANCIAL STATEMENTS

        NOTES TO COMBINED FINANCIAL STATEMENTS

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                First Union Real Estate Equity and Mortgage Investments (the "Trust") and First Union Management, Inc. ("FUMI") are in the real estate and parking and transit ticket equipment manufacturing industries with properties and operations in the United States. The accounting policies of the Trust and FUMI conform to generally accepted accounting principles and give recognition, as appropriate, to common practices within the real estate, parking and manufacturing industries. In March 2001, the Trust sold a significant portion of its remaining real estate assets. As of December 31, 2001, the Trust owned two real estate properties, a shopping mall located in Little Rock, Arkansas and an office property located in Indianapolis, Indiana.

                Under a trust agreement, the common shares of FUMI are held by the Trust for the benefit of the shareholders of the Trust. Accordingly, the financial statements of FUMI and the Trust have been combined and activity between the entities has been eliminated in combination. Additionally, FUMI owned voting control of Imperial Parking Limited ("Impark"). Impark operates parking facilities throughout Canada. In March 2000, the Trust entered into a plan of settlement and a plan of reorganization with a number of its affiliated companies which resulted in a transfer of the assets of Impark to a subsidiary of the Trust, Imperial Parking Corporation, a Delaware corporation ("Imperial"). In March 2000, the Trust distributed all common stock of Imperial to its shareholders. The financial information for 2000 and 1999 classifies the Canadian parking business as "discontinued operations."

                The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Such estimates that are particularly susceptible to change relate to management's estimate of the fair value of real estate. In addition, estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory, product warranty reserves, the percentage of completion method and contingencies, among others. Actual results could differ from these estimates.

                The Trust's properties were leased to FUMI through February 28, 1999. From March 1, 1999 through December 31, 1999 the Trust was self-managed. Beginning January 1, 2000, the Trust outsourced the management function to third parties.

                The Trust accounts for its leases with tenants as operating leases. Tenant leases generally provide for billings of certain operating costs and retail tenant leases generally provide for percentage rentals, in addition to fixed minimum rentals. The Trust accrues the recovery of operating costs based on actual costs incurred. For percentage rentals, the Trust follows the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Issue No. 98-9 (EITF-98-9), "Accounting for Contingent Rent in Interim Financial Periods." EITF-98-9 requires that contingent rental income, such as percentage rent which is dependent on sales of retail tenants, be recognized in the period that a tenant exceeds its specified sales breakpoint. Consequently, the Trust accrues the majority of percentage rent income in the fourth quarter of each year in accordance with EITF-98-9. For the years ended December 31, 2001, 2000 and 1999, the accrued recovery of operating costs and percentage rent income approximated $5.6 million, $11.6 million and $30.0 million, respectively. Deferred revenue is derived primarily from revenue received in advance of its due date.

                Real estate assets are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Significant renovations that extend the useful life of the properties are capitalized. Depreciation for financial reporting purposes is computed using the straight-line method. Buildings are depreciated over their estimated useful lives of 10 to 40 years, based on the property's age, overall physical condition, type of construction materials and intended use. Improvements to the buildings are depreciated over the remaining useful life of the building at the time the improvement is completed. Tenant alterations are depreciated over the life of the lease of the tenant. The Trust annually reviews its portfolio of properties for any impairment losses. The Trust records impairment losses when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

                At December 31, 2001 and 2000, buildings and improvements included $1.0 million of equipment. Equipment is depreciated over useful lives of five to ten years.

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

                The Trust classifies its investments among two categories, held-to-maturity and available-for-sale. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities, if any, are marked to market through shareholders' equity. A decline in the market value of any investment below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment would be charged to earnings and a new cost basis for the investment established.

                At December 31, 2001 and 2000, $0.9 million and $3.2 million of cash was restricted, respectively, based on the terms of the mortgages. Additionally, $1.2 million of cash as of December 31, 2001 and 2000 was classified as restricted because this amount secures benefits under change of control agreements with employees of the Trust and FUMI. The restricted cash can also be used for reimbursement of legal and other expenses incurred for claims against Trustees serving prior to the change in the majority of the Board that occurred in June 1998.

                The Trust has calculated earnings per share for 2001, 2000 and 1999 in accordance with SFAS 128, "Earnings Per Share." SFAS 128 requires that common share equivalents be excluded from the weighted average shares outstanding for the calculation of basic earnings per share. The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands):

                                                           2001          2000          1999
                                                          ------        ------        ------

                Basic weighted average shares             36,396        41,758        38,827
                Restricted shares, treasury method             -             -             9
                Convertible preferred shares                   -         5,741             -
                                                          ------        ------        ------
                Diluted weighted average shares           36,396        47,499        38,836
                                                          ======        ======        ======

                The preferred shares are anti-dilutive and are not included in the weighted average shares outstanding for the diluted earnings per share for 2001 and 1999. The warrants to purchase shares of beneficial interest are anti-dilutive and are not included for any period.

                The computation of basic and diluted earnings per share before extraordinary loss and loss from discontinued operations is as follows (in thousands, except per share data):


                                                                        2001             2000             1999
                                                                      --------         --------         --------
        Basic
        -----
        Income before extraordinary loss from early
           extinguishment of debt and loss from
           discontinued operations                                    $ 16,367         $ 46,332         $  6,040
        Preferred dividend                                              (2,068)          (2,450)          (2,833)
        Discount on preferred stock redemption                               -              827                -
                                                                      --------         --------         --------
        Income before extraordinary loss from early
          extinguishment of debt and loss from
          discontinued operations attributable to
          common shares                                               $ 14,299         $ 44,709         $  3,207
                                                                      ========         ========         ========

        Basic weighted average shares                                   36,396           41,758           38,827
                                                                      ========         ========         ========
        Income per share before extraordinary
          loss from early extinguishment of debt and loss
          from discontinued operations                                $   0.39         $   1.07         $   0.08
                                                                      ========         ========         ========


        Diluted
        -------
        Income before extraordinary loss from early
           extinguishment of debt and loss from discontinued
           operations                                                 $ 16,367         $ 44,709         $  3,207
        Preferred dividend                                              (2,068)               -                -
        Preferred dividend on unredeemed stock                               -            2,068                -
        Impact of redeemed preferred stock                                   -             (444)               -
                                                                      --------         --------         --------
        Income before extraordinary loss from early
          extinguishment of debt and loss from
          discontinued operations attributable to
          commons shares                                              $ 14,299         $ 46,333         $  3,207
                                                                      ========         ========         ========

        Diluted weighted average shares                                 36,396           47,499           38,836
                                                                      ========         ========         ========
        Income per share before extraordinary
          loss from early extinguishment of debt and loss from
          discontinued operations                                     $   0.39         $   0.98         $   0.08
                                                                      ========         ========         ========


        VENTEK

                FUMI's manufacturing subsidiary, VenTek International, Inc. ("VenTek"), is in the business of manufacturing, installing and providing maintenance of transit ticket vending and parking equipment. A summary of VenTek's significant accounting policies are as follows:

        Inventory

                Inventory is valued at the lower of weighted average cost or net realizable value and consists primarily of transit ticketing and parking equipment parts and deferred revenue recognized under the percentage completion method. Deferred revenue was $1.1 million and $1.5 million at December 31, 2001 and 2000, respectively. VenTek's inventory valuation reserve was $0.3 million and $0 at December 31, 2001 and December 31, 2000, respectively.

        Fixed Assets

                Fixed assets are recorded at cost and are included as part of other assets on the accompanying combined balance sheet. Depreciation of furniture, fixtures and equipment are calculated using the declining-balance and straight-line methods over terms of three to five years. Amortization of leasehold improvements is calculated using the straight-line method over the lease term.

        Revenue Recognition

                Revenue from transit ticket vending equipment and maintenance contracts is recognized by the percentage completion method. Revenue in excess of billings represents the difference between revenues recognized under the percentage completion method and billings issued under the terms of the contracts and is included as part of inventory on the accompanying combined balance sheet. VenTek reviews cost performance and estimates to complete on these contracts at least quarterly. If the estimated cost to complete a contract changes from a previous estimate, VenTek records an adjustment to earnings at that time. Revenues from the sales of parking equipment are recognized upon delivery. VenTek had one contract with a transit authority which represented approximately 10% of the Trust's combined revenues for 2001.

        Product Warranty Policy

                VenTek provides product warranties for both its parking and transit ticket equipment. The warranty policy for parking equipment generally provides for one year of coverage. The warranty policy for transit ticket equipment generally provides two to two and a half years of coverage. VenTek's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. Product warranties of approximately $0.3 million and $0.1 million are included in accounts payable and accrued liabilities at December 31, 2001 and 2000, respectively.


        Income Taxes

                Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as measured by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. A valuation allowance has been provided for the entire amount of deferred tax assets, which consists of FUMI's capital loss carryforwards, due to the uncertainty of realization of the deferred tax assets.

        RECENTLY ISSUED ACCOUNTING STANDARDS

                The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were adopted on January 1, 2001. The adoption of these statements had no effect on the Trust's combined financial statements.

                In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Trust's combined financial statements.

                In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have any impact on the Trust's combined financial statements.

                In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The adoption of SFAS No. 144 is not expected to have a material impact on the Trust's combined liquidity, financial position or results of operations, although in future years sales of properties would be presented in a manner similar to discontinued operations.

2.      DISCONTINUED OPERATIONS

                In March 2000, the Trust distributed all common stock of Imperial to its shareholders. One share of Imperial common stock was distributed for every 20 Trust common shares of beneficial interest ("Common Shares") held on March 20, 2000. Approximately 2.1 million shares of Imperial common stock were distributed. As part of the spin-off, the Trust repaid Impark's bank credit facility of approximately $24.2 million, contributed to Imperial approximately $7.5 million of cash, its 14 Canadian parking properties and $6.7 million for a parking development located in San Francisco, California. The Trust had also provided a secured line of credit for $8 million to Imperial. The unused line of credit expired on September 27, 2000. FUMI retained ownership of VenTek, a former manufacturing subsidiary of Impark.

                The Trust also adjusted the conversion price with respect to its Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Preferred Shares"). The conversion price of the Preferred Shares was decreased to $5.0824 per Common Share (equivalent to a conversion rate of 4.92 Common Shares for each Preferred Share) in connection with the distribution of the Imperial shares, in accordance with the provisions of the documents establishing the terms of the Preferred Shares.

                The 1999 loss on disposal included losses from Impark's operations through March 31, 2000, the cumulative foreign currency translation at December 31, 1999, and costs associated with the spin-off. The Trust's Combined Financial Statements and Notes to Combined Financial Statements report Impark as a discontinued operation.

        DISCONTINUED OPERATIONS (amounts in thousands)

                                                         1999
                                                       -------

Net operating income                                   $ 8,380
Less:
  Interest expense                                       1,888
  Depreciation and amortization                          5,277
  General and administrative                             4,020
  Foreign currency gain                                 (1,060)
                                                       -------
Loss from operations                                    (1,745)
Loss on disposal                                        (5,091)
                                                       -------
Total loss on discontinued operations                  $(6,836)
                                                       =======

3.      INVESTMENTS

                Investments as of December 31, 2001 and 2000 include U.S. Treasury Bills in the face amount of $116.0 million and $210.0 million, respectively. The U.S. Treasury Bills are classified as held-to-maturity securities and are recorded at cost less unamortized discount. In addition, the Trust invested $10 million during 2000 in convertible preferred stock and warrants issued by HQ Global Holdings, Inc. ("HQ"). The convertible preferred stock was accounted for as an available-for-sale security and accrued a 13.5% "pay-in-kind" dividend which increased annually. The shares and accrued dividends can be converted into common shares. Management had determined that the fair value of the investment in convertible preferred stock was $7.3 million plus accrued dividends. The warrants allow the Trust to purchase shares of common stock for a nominal strike price and were originally valued at $2.7 million.

                At June 30, 2001, the Trust wrote off its $2.7 million investment in HQ warrants because of a decline in center occupancy and other business setbacks disclosed by HQ. The Trust believed that the decline in estimated fair market value of the investment in warrants was other than temporary. The Trust also stopped accruing dividends at June 30, 2001. During the third and fourth quarters of 2001, the Trust wrote off its remaining $8.8 million investment in HQ preferred stock because of continued losses and recently disclosed defaults on HQ's various credit agreements, which the Trust believed had permanently impaired the value of its investment in HQ's preferred stock. On March 13, 2002, HQ filed a voluntary petition for a Chapter 11 Reorganization under the U.S. Bankruptcy Code.

4.      FINANCIAL INSTRUMENTS

                Financial instruments held by the Trust and FUMI include cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their current carrying amounts due to their short-term nature. Management has determined that the fair value of the Trust's investment in convertible preferred stock and the related warrants is zero at December 31, 2001 and $10.8 million at December 31, 2000, respectively. The fair value of the Trust's mortgage loan payable, as described in Note 12, was determined based upon current market conditions and interest rates. The fair value of the Trust's Senior Notes approximates its carrying amount. The Trust and FUMI do not hold or issue financial instruments or derivative financial instruments for trading purposes.

5.      COMPREHENSIVE INCOME

                Comprehensive income includes changes in shareholders' equity, such as foreign currency translation adjustments and reserves for the valuation of securities available for sale, which are shown separately and have no effect on the Trust's net income.

6.      WARRANTS TO PURCHASE SHARES OF BENEFICIAL INTEREST

                In November 1998, the Trust issued 500,000 warrants that allow a third party to purchase 500,000 Common Shares at $10 per share. The current exercise price of the warrants is $8.57. The warrants expire in November 2008. The Trust issued the warrants as part of the consideration for various services provided to the Trust.

7.      CASH AND CASH EQUIVALENTS

                Cash and cash equivalents include checking and money market accounts.

8.      LOSS ON CARRYING VALUE OF ASSETS IDENTIFIED FOR DISPOSITION

                Management reviews the net realizable value of the Trust's portfolio periodically to determine whether an allowance for possible losses is necessary. The carrying value of the Trust's investments in real estate is evaluated on an individual property basis. In December 2000, the Trust recorded $19.2 million in losses on the carrying value of properties that the Trust agreed to sell at an allocated sales price which was below net book value. These properties were sold in March 2001. During 1999, the Trust recorded $9.8 million in losses on the carrying value of properties identified for sale at sale prices which were below net book value. The net book value of assets identified for sale for the years ended December 31, 2001 and 2000 are summarized in the following table (amounts in thousands):

                                                                       2001              2000
                                                                    ---------         ---------

        Net book value of assets identified for sale                $ 143,159         $   5,578
        Additions                                                         360           137,781
        Depreciation                                                   (1,639)             (200)
        Sales of assets                                              (141,880)                -
                                                                    ---------         ---------
        Net book value of assets identified for sale at
             year end                                               $       -         $ 143,159
                                                                    =========         =========

                Property net operating income, which is rents less operating expenses and real estate taxes for assets identified for sale, are summarized for the years ended December 31 in the following table (amounts in thousands):

                                                                      2001           2000
                                                                    -------        -------

        Revenues                                                    $ 5,921        $31,059
        Less - Operating expenses and real estate taxes               2,288         12,747
                                                                    -------        -------

        Property net operating income                               $ 3,633        $18,312
                                                                    =======        =======

9.      GAINS ON SALE OF REAL ESTATE

                In March 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in the operations of the properties (the "Purchased Assets") to Radiant Ventures I, LLC (the "Purchaser"), a related party, for an aggregate sales price before adjustments and closing costs of $205 million. At the closing of this transaction, the sale price of $205 million was reduced by $20.6 million, which was the net sales price realized by the Trust from the sale of the Huntington Garage property which was sold in December 2000 to another party as agreed by Purchaser and which was part of the aggregate sales price of $205 million. The Trust recognized a gain on the sale of approximately $30.1 million.

                In December 2000, the Trust sold a parking garage for $21.3 million, resulting in a gain on sale of real estate of $16.1 million. In April 2000, the Trust sold a shopping mall for $80.1 million, resulting in a gain on sale of real estate of $58.7 million. The Trust also recognized a gain on sale of real estate of $1.2 million from its joint venture interest in a shopping mall that was sold during 2000 and a net $0.1 million from the sale of other assets.

                In February 1999, the Trust sold a shopping center for $21.6 million, resulting in a gain on sale of real estate of $0.4 million. In May 1999, the Trust sold eight apartment complexes for $86 million, resulting in a gain on sale of real estate of $8.7 million. Additionally, in May and June 1999, the Trust sold five shopping malls and a strip shopping center for $59.4 million, resulting in gains on sale of real estate of $19.0 million. Additionally, in 1999 the Trust sold two office properties, a parking lot, and nine shopping malls for $215.2 million, resulting in a gain on sale of real estate of $0.2 million.

10.     EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

                In 2001, the Trust recognized an extraordinary loss from early extinguishment of debt of $0.9 million relating to the first mortgage debt which was assumed as part of the sale of the Purchased Assets.

                In 2000, the Trust repaid a $10.6 million deferred obligation relating to the purchase of the Huntington garage resulting in a prepayment penalty of $3.1 million. Additionally, the Trust recognized an extraordinary loss from early extinguishment of debt of $2.4 million related to the shopping mall that was sold in April 2000 and an early extraordinary loss from early extinguishment of debt of $0.6 million related to the parking garage that was sold in December 2000.

                In 1999, the Trust repaid $45.9 million in mortgage debt prior to maturity resulting in a prepayment penalty of $5.5 million. The mortgage debt was repaid because it was cross-collateralized with the mortgages on six shopping malls which were sold in December 1999.

11.     MORTGAGE LOAN RECEIVABLE

                As of December 31, 2000 the Trust had a mortgage loan receivable of $1.5 million. The mortgage loan, at an interest rate of 10%, was secured by a management contract on an apartment complex in Atlanta, Georgia and was to mature in 2008. The mortgage loan was sold in March 2001.

12.     MORTGAGE LOANS PAYABLE

                As of December 31, 2001, the Trust had one remaining mortgage loan for $42.1 million secured by the Park Plaza Mall. The loan, obtained in April 2000, is non-recourse, and has an anticipated repayment date of May 1, 2010. The mortgage loan bears interest at a rate of 8.69% until May 1, 2010 and thereafter until its final maturity in May 2030 at a rate of 10.69% if the mortgage loan is then the subject of a secondary market transaction in which rated securities have been issued and 12.69% if it is not. The mortgage loan requires monthly payments based on a 30 year amortization schedule of approximately $0.4 million for principal, interest and escrow deposits. Prepayment of the loan is permitted prior to the anticipated repayment date (after an initial lockout period of three years or two years from securitization), only with yield maintenance or defeasance, and payable after the anticipated repayment date upon thirty days notice without payment of any penalties, as defined in the loan agreement. Principal payments due during the five years following December 31, 2001 are $0.3 million, $0.3 million, $0.3 million, $0.4 million and $0.4 million, respectively.

                As of December 31, 2000, the Trust had outstanding $158.8 million of mortgage loans due in installments extending to the year 2018. Interest rates on fixed rate mortgages ranged from 8.25% to 12.25% with $77.6 million of mortgage loans bearing interest based on LIBOR. The weighted average interest rate of the variable rate mortgages was 8.86% at December 31, 2000. The majority of these mortgage loans were assumed as part of the sale of the Purchased Assets.

                The fair value of the mortgage loan payable is approximately $42.1 million at December 31, 2001, based on current market conditions and interest rates.

13.     SENIOR NOTES

                The Trust had approximately $12.5 million of 8 7/8% Senior Notes outstanding at December 31, 2001 and 2000. The Senior Notes are unsecured and due in full in October 2003. The fair value of the Senior Notes, based upon the latest trade, approximates its carrying amount. The Senior Notes have certain debt covenants which the Trust was in compliance with at December 31, 2001.

14.     CONVERTIBLE PREFERRED SHARES OF BENEFICIAL INTEREST

                In October 1996, the Trust issued $57.5 million of Series A cumulative convertible redeemable preferred shares of beneficial interest ("Series A Preferred Shares"). The 2,300,000 Series A Preferred Shares were issued at a par value of $25 per share and were each convertible into 3.31 Common Shares of beneficial interest. In connection with the distribution of the Impark shares, the Trust adjusted the conversion price of the preferred shares to 4.92 Common Shares for each preferred share. The distributions on the Series A Preferred Shares are cumulative and equal to the greater of $2.10 per share (equivalent to 8.4% of the liquidation preference per annum) or the cash distributions on the Common Shares of beneficial interest into which the Series A Preferred Shares are convertible (determined on each of the quarterly distribution payment dates for the Series A Preferred Shares). The Series A Preferred Shares were not redeemable prior to October 29, 2001, and at no time will they be redeemable for cash. On and after October 29, 2001, the Series A Preferred Shares are redeemable at the option of the Trust at the conversion rate of one Series A Preferred Share for 4.92 Common Shares. The Trust may exercise its option only if for 20 trading days within any period of 30 consecutive trading days, the closing price of the Common Shares of beneficial interest on the New York Stock Exchange equals or exceeds the conversion price of $5.0824 per Common Share.

15.     REPURCHASE OF SHARES

                In April 2001, the Trust entered into separate agreements with Apollo Real Estate Investment Fund II, L.P., a related party, and with Bear Stearns International Limited, and repurchased an aggregate of approximately 4.8 million of its Common Shares at a price of $2.375 per share. The repurchases are part of the Common Share repurchase authorization program, under which the Trust had previously expended approximately $15.6 million to buy Common Shares. From June 28, 2000 through December 31, 2000, the Trust repurchased 2,775,125 Common Shares for an aggregate cash consideration of $7,430,834. As of December 31, 2001, the Trust has authority to spend approximately $13.0 million with respect to the repurchase program. As a result of these transactions, 34,805,912 Common Shares were outstanding at December 31, 2001.

                In June 2000, the Trust repurchased, in a private transaction, an aggregate of 364,200 Series A Preferred Shares from three institutional investors at a purchase price of $21.25 per share, for an aggregate cash consideration of $7,739,250. As a result of this transaction, there are 984,800 Series A Preferred Shares outstanding at December 31, 2001.

16.     NOTES PAYABLE

                The Trust had $150 million in reverse repurchase agreements outstanding at December 31, 2000 that bore interest at 6.6% per annum. The reverse repos were secured by $200 million in U.S. Treasury Bills. In January 2001, the $150 million in reverse repos were repaid from the proceeds of the U.S. Treasury Bills that matured on January 4, 2001.

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

                The activity of the plan is summarized for the years ended December 31 in the following table:

                     2001       WEIGHTED      2000        WEIGHTED        1999        WEIGHTED
                    SHARES       AVERAGE     SHARES       AVERAGE        SHARES       AVERAGE
                    ------       -------     ------       -------        ------       -------

Exercised             -             -             -             -             -             -
Canceled              -             -        22,500        $ 7.38        82,550        $10.61
Expired               -             -             -             -         7,280         17.07

                As of December 31, 2001 and 2000, there were no outstanding options under the 1981 plan.

        LONG-TERM INCENTIVE OWNERSHIP PLAN

                This plan, adopted in 1994 and amended in 1999, reserved 1,629,785 shares for the granting of incentive and nonstatutory share options and restricted shares. In accordance with the original plan, 9% of the Common Shares resulting from the conversion of Series A Preferred Shares in February 1998 and the January 1997 and June 1997 Common Shares offerings were reserved and added to the plan for grant. In May 1999, the plan was amended with shareholder approval and 1,357,037 Common Shares were reserved and added to the plan. The price of the options is the fair market value of the shares at the date of grant with the exception of the option grants in November 1998 and May 1999. The stock options granted in 1998 were granted at exercise prices exceeding the market price per share. The option grants in May 1999 were at the equity price of the rights offering. Additionally, the options granted in 1998 and 1999 have a cost of capital feature whereby the exercise price of the options will increase by 10%, compounded annually and prorated monthly, beginning in May 2000 and in each November thereafter, less the amount of per share dividends or other distributions to shareholders. Because the 1998 and 1999 option grants are deemed to be variable, compensation expense is recorded when the market price of the Common Shares exceeds the option price for these shares. As of December 31, 1999, the option price of the 1998 grants did not exceed the market price of shares of beneficial interest. Consequently, no compensation expense was recorded for 1999. The option price of the 1999 grants was less than the market price of Common Shares and compensation expense of approximately $0.7 million was recorded in 1999. During 2000, the option price of the 1999 grants exceeded the market price of shares of beneficial interest and income of $0.7 million was recorded in 2000. In June 1998, a change in the majority of the Trust's Board of Trustees occurred resulting in all stock options vesting that had been granted prior to that date. The options granted in 1998 were canceled in March 2000. The options granted in 1999 expired unexercised on January 31, 2001.

                The activity of this plan is summarized for the years ended December 31 in the following table:

                                            2001         WEIGHTED          2000         WEIGHTED           1999         WEIGHTED
                                           SHARES         AVERAGE         SHARES         AVERAGE          SHARES         AVERAGE
                                         -------------------------      -------------------------      --------------------------
        Share options granted                     -             -                -             -          627,471        $ 3.69
        Share options canceled                    -             -        1,822,334        $ 7.20           69,840         11.32
        Share options expired               627,471        $ 3.69
        Restricted shares granted                 -             -                -             -           17,500             -
        Restricted shares canceled                -             -                -             -            5,000             -

        Additional shares reserved                -             -                -             -        1,357,037             -
        Available share options
            and restricted shares         3,507,196             -        2,879,725             -        1,057,391             -

                As of December 31, 2001, there were no outstanding options under this plan.

                The Trust accounts for stock option awards in accordance with APB 25 and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Consequently, compensation cost has not been recognized for the share option plans except for the options granted in May 1999 which had an exercise price that was less than the grant date per share market price. The SFAS 123 impact for the Trust's two share option plans was immaterial for 2001. If compensation expense for the Trust's two share option plans had been recorded based on the fair value at the grant date for awards in 1999 and 1998, consistent with SFAS 123, the Trust's net income would be adjusted as follows (amounts in thousands, except per share data):


                                                                       2001              2000               1999
                                                                       ----              ----               ----
        Net income (loss) applicable to shares of beneficial
           interest, as reported                                    $   13,410        $   37,817         $   (9,137)
        Effect of stock options as calculated                                -              (208)            (1,481)
                                                                    ----------        ----------         ----------
        Net income (loss) as adjusted                               $   13,410        $   37,609         $  (10,618)
                                                                    ==========        ==========         ==========

        Per share
             Basic:
             Net income (loss), as reported                         $      .37        $      .92         $     (.24)
             Effect of stock options as calculated                           -                 -               (.04)
                                                                    ----------        ----------         ----------
             Net income (loss), as adjusted                         $      .37        $      .92         $     (.28)
                                                                    ==========        ==========         ==========
             Diluted:
             Net income (loss), as reported                         $      .37        $      .85         $     (.24)
             Effect of stock options as calculated                           -                 -               (.04)
                                                                    ----------        ----------         ----------
             Net income (loss), as adjusted                         $      .37        $      .85         $     (.28)
                                                                    ==========        ==========         ==========

                The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 1999. No options were issued in 2000 and 2001.

                                                             1999
                                                             ----
        Risk-free interest rate                                5%
        Expected option life                                   8 yrs.
        Expected volatility                                   20%
        Expected dividend yield                                3%

        TRUSTEE SHARE OPTION PLAN

                In 1999, the shareholders approved a share option plan for members of the Board of Trustees. This plan provides compensation in the form of Common Shares and options to acquire Common Shares for Trustees who are not employees of the Trust and who are not affiliated with Apollo Real Estate Advisors or Gotham Partners. A total of 500,000 Common Shares were authorized under this plan.

                The eligible Trustees serving on the Board in May 1999 were granted the lesser of 2,500 shares or the number of shares having a market price of $12,500 as of the grant date. Seven Trustees each received 2,500 shares; two Trustees later resigned in 1999 and forfeited their shares. The remaining shares vested and became non-forfeitable in December 2000. Deferred compensation, net of forfeitures, of approximately $57,000, was recorded in 1999 and $8,000 and $49,000 were recognized as amortization expense in 2000 and 1999, respectively.

                Each eligible Trustee who invests a minimum of $5,000 in shares in a Service Year, as defined in the plan, will receive options, commencing in the year 2000, to purchase four times the number of shares that he has purchased. Shares purchased in excess of $25,000 in a Service Year will not be taken into account for option grants. The option prices will be the greater of fair market value on the date of grant or $6.50 for half of the options, and the greater of fair market value or $8.50 for the other half of the options. The option prices will be increased by 10% per annum beginning May 2000 and decreased by dividend distributions on Common Shares made after November 1998. The options vest and become exercisable one year after being granted.

                At December 31, 2000, 28,000 options had been issued to the Trustees. The 28,000 outstanding options at December 31, 2000 were exercisable, had a weighted average exercise price of $6.52 and a five year remaining life. During 2001, 20,000 options were cancelled. At December 31, 2001, the 8,000 options outstanding were exercisable, had a weighted average unit price of $7.21 and a four year remaining life. The SFAS 123 impact of these options was immaterial.

18.     SHAREHOLDER RIGHTS PLAN

                In March 1990, the Board of Trustees declared a dividend consisting of one right to purchase one Common Share with respect to each Common Share. The rights were exercisable only if a person or group acquired 15% or more of the outstanding Common Shares, made a tender offer for at least 15% of the outstanding Common Shares or was declared to be an "adverse person." The Board of Trustees amended the plan in 1999 for specific shareholders to acquire Common Shares exceeding the 15% threshold. The shareholder rights plan expired on March 30, 2000 and the plan terminated.

19.     FEDERAL INCOME TAXES

                The Trust has made no provision for regular current or deferred federal and state income taxes on the basis that it qualifies under the Internal Revenue Code (the "Code") as a real estate investment trust ("REIT") and has distributed its taxable income to shareholders. Qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a stapled REIT such as the Trust. The Trust's ability to qualify as a REIT may be dependent upon its continued exemption from the anti-stapling rules of the Code, which, if they were to apply, might prevent the Trust from qualifying as a REIT. Qualification as a REIT also involves the determination of various factual matters and circumstances. Disqualification of REIT status during any of the preceding five calendar years would cause a REIT to incur corporate tax with respect to a year that is still open to adjustment by the Internal Revenue Service. In addition, unless entitled to relief under certain statutory provisions, a REIT also would be disqualified from re-electing REIT status for the four taxable years following the year during which qualification is lost. A valuation allowance has been provided for the entire amount of deferred tax assets of FUMI, which consists of capital loss carryforwards, due to the uncertainty of realization of the deferred tax assets.

                The Trust and FUMI treat certain items of income and expense differently in determining net income reported for financial and tax purposes. Such items resulted in a net decrease in income for tax reporting purposes of approximately $51.0 million in 2001, a net increase of $12.8 million in 2000 and a net decrease of $1.8 million in 1999. The Trust has Federal net operating loss carryforwards of approximately $39.0 million, which expire in 2015 ($4 million) and 2016 ($35 million). The Trust does not anticipate being able to utilize the benefits of these carryforwards. The Trust and FUMI do not file consolidated tax returns.

                As of December 31, 2001, net investments in real estate after accumulated depreciation for tax and financial reporting purposes was approximately $60.0 million.

                During 2001, there were no cash dividends per Common Share.

                The 2001 cash dividends per Series A Preferred Share for individual shareholders' income tax purposes was as follows:

                                CAPITAL GAINS
                           -------------------------------
                                           UNRECAPTURED           TOTAL
        NON-TAXABLE            20%         SECTION 1250         DIVIDENDS
        DISTRIBUTIONS         RATE        GAIN (25% RATE)          PAID
        --------------     ---------     -----------------      ---------
              $  .524       $ 1.192               $ .384          $ 2.100
              =======       =======               ======          =======

                The 2000 dividends per Common Share for individual shareholders' income tax purposes was as follows:

                               CAPITAL GAINS
                       ----------------------------
                                      UNRECAPTURED
                                     SECTION 1250
        ORDINARY                                                       TOTAL
        DIVIDENDS      20% RATE     GAIN (25% RATE)                DIVIDENDS PAID
        ---------     ----------         ----------                --------------

        $   .105      $    .802        $     .217                    $     1.124
        ========      =========        ==========                    ===========

                The 2000 cash dividends per Series A Preferred Share for individual shareholders' income tax purposes was as follows:

                                   CAPITAL GAINS
                          ------------------------------
                                          UNRECAPTURED
                                          SECTION 1250
        ORDINARY                                                      TOTAL
        DIVIDENDS          20% RATE      GAIN (25% RATE)          DIVIDENDS PAID
        ---------         ----------          ----------          --------------

         $   .196          $  1.500         $    .404             $   2.100
         ========          ========         =========             =========

20.     LEGAL PROCEEDINGS

                The Trust, as one Plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peachtree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the inverse condemnation suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court, which remanded the case to the trial court for further proceedings. After the remand to the trial court, the Trust and the other plaintiffs determined to pursue a retrial before the court. The retrial of the litigation commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally holds in favor of the State of California. The plaintiffs in the case filed in February 2002 a notice of appeal of the ruling of the trial court. The Trust is unable to predict at this time whether or not it will recover any amount of its damage claims in this legal proceeding.

21.     BUSINESS SEGMENTS

                The Trust's and FUMI's business segments at December 31, 2001 include ownership of a shopping center, an office building and a parking and transit ticket equipment manufacturing company. Management evaluates performance based upon net operating income. With respect to property assets, net operating income is property rent less property operating expense, and real estate taxes. With respect to the manufacturing company, net operating income is sales revenue less cost of goods sold. During the year ended December 31, 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in the operations of the properties. Corporate interest expense consists of the Trust's senior notes and borrowings collateralized by U.S. Treasury Bills. Corporate depreciation and amortization consist primarily of the amortization of deferred issue costs. Corporate assets consist primarily of cash and cash equivalents and deferred issue costs for senior notes. Corporate operating expenses and real estate taxes include refunds received for expenses of previously sold properties. All intercompany transactions between segments have been eliminated (see table of business segments).

BUSINESS SEGMENTS (IN THOUSANDS)

                                                         2001           2000           1999
                                                      ---------      ---------      ---------

RENTS AND SALES
      Shopping Centers                                $  13,152      $  25,922      $  79,412
      Apartments                                              -              -          6,079
      Office Buildings                                    3,962         12,966         12,715
      Parking Facilities                                  1,610         10,470         10,506
      VenTek                                              7,554          5,556          6,643
      Corporate                                              17            245          1,127
                                                      ---------      ---------      ---------
                                                         26,295         55,159        116,482

LESS - OPERATING EXPENSES AND COSTS OF GOODS SOLD
      Shopping Centers                                    5,351          8,304         26,475
      Apartments                                              -              -          2,349
      Office Buildings                                    1,787          5,695          5,745
      Parking Facilities                                     24            418            808
      VenTek                                              8,777          8,156          8,670
      Corporate                                            (181)            31            847
                                                      ---------      ---------      ---------
                                                         15,758         22,604         44,894

LESS - REAL ESTATE TAXES
      Shopping Centers                                      913          2,004          6,608
      Apartments                                              -              -            339
      Office Buildings                                      287          1,187          1,126
      Parking Facilities                                    347          2,157          1,864
      Corporate                                            (329)             -              -
                                                      ---------      ---------      ---------
                                                          1,218          5,348          9,937

NET OPERATING INCOME (LOSS)
      Shopping Centers                                    6,888         15,614         46,329
      Apartments                                              -              -          3,391
      Office Buildings                                    1,888          6,084          5,844
      Parking Facilities                                  1,239          7,895          7,834
      VenTek                                             (1,223)        (2,600)        (2,027)
      Corporate                                             527            214            280
                                                      ---------      ---------      ---------
                                                          9,319         27,207         61,651
                                                      ---------      ---------      ---------

Less - Depreciation and Amortization                      3,837         12,580         25,331

Less - Interest Expense                                   7,094         26,004         38,442

CORPORATE INCOME (EXPENSE)
      Interest and dividends                              5,091         12,108          3,112
      Other income (loss)                                     5             (2)         1,180
      General and administrative                         (5,750)       (11,361)       (14,664)
      Write-down of investment                          (11,463)             -              -

                                                                   2001           2000           1999
                                                                 ---------      ---------      ---------
      Loss on carrying value of real estate
        and impaired assets                                              -        (19,150)        (9,800)
      Loss from discontinued operations                                  -              -         (6,836)
                                                                 ---------      ---------      ---------

Loss before Gains on Sale of Real Estate, Extraordinary Loss
From Early Extinguishment of Debt and Preferred
Dividend                                                         $ (13,729)     $ (29,782)     $ (29,130)
                                                                 =========      =========      =========

CAPITAL EXPENDITURES
      Shopping Centers                                           $     138      $   2,608      $   6,497
      Apartments                                                         -              -            262
      Office Buildings                                                 472          7,889          3,337
      Parking Facilities                                               114            438          1,392
      VenTek                                                            54             45              -
                                                                 ---------      ---------      ---------
                                                                 $     778      $  10,980      $  11,488
                                                                 =========      =========      =========

IDENTIFIABLE ASSETS
      Shopping Centers                                           $  60,042      $ 115,587      $ 154,202
      Office Buildings                                               2,382         43,481         40,782
      Parking Facilities                                                 -         58,505         69,065
      Mortgages                                                          -          1,468          5,426
      VenTek                                                         3,428          5,284          5,247
      Corporate                                                    119,817        238,273        163,323
      Net assets of Discontinued Operations                              -              -         64,747
                                                                 ---------      ---------      ---------
      TOTAL ASSETS                                               $ 185,669      $ 462,598      $ 502,792
                                                                 =========      =========      =========

22.     MINIMUM RENTS

        The future minimum lease payments that are scheduled to be received under noncancellable operating leases are as follows (amounts in thousands):

      2002              $   7,542
      2003                  7,430
      2004                  6,137
      2005                  4,985
      2006                  3,931
Thereafter                 10,142
                        ---------

                        $  40,167
                        =========

If the anchor department store at the Trust's shopping mall does not renew its operating agreement in July 2003, the majority of tenants at the shopping mall can terminate their lease without incurring a substantive penalty.

23.     RELATED PARTY TRANSACTIONS

                The Trust engaged a law firm that has a partner who is a Trustee, to advise it on strategic matters regarding Impark and the Imperial spinoff. During 2000 and 1999, approximately $0.4 million and $0.3 million had been paid to this firm, respectively. In May 2001 the Trustee resigned from the board.

                The Trust leased four of its parking facilities to an entity which is partially owned by an affiliate of a Trust shareholder, Apollo Real Estate Investment Fund II, L.P. and Apollo Real Estate Advisors. The parking facilities were sold March 7, 2001. In 2001, 2000 and 1999, the Trust received approximately $0.3 million, $4 million and $4 million in rent from this third party, respectively. In April 2001, the Trust purchased all of the Common Shares of the Trust beneficially owned by this shareholder.

                The Trust and FUMI paid fees of $0.6 million and $0.2 million for the years ended December 31, 2001 and 2000, respectively, to the Real Estate Systems Implementations Group, LLC for financial reporting and advisory services. The managing member of this firm assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000 and is currently serving in that capacity.

                Radiant Partners, LLC ("Radiant") is currently providing asset management services to the Trust's remaining real estate assets. For the year ended December 31, 2001 and 2000, the Trust paid fees to Radiant of $0.5 million and $0.9 million, respectively. The principals of Radiant were formerly executive officers of the Trust. During 2001, the Trust sold the Purchased Assets to Purchaser, an affiliate of Radiant.

                The Trust had engaged Ackman-Ziff Real Estate Group LLC ("Ackman-Ziff") to arrange for mortgage financing on several properties of the Trust. Lawrence D. Ackman, who is the father of William A. Ackman, Chairman of the Trust, is an equity owner of Ackman-Ziff. In 2000 and 1999, $100,000 and $600,000 was paid to Ackman-Ziff, respectively.

                In connection with a $90.0 million note payable, the Trust paid interest and fees of $1.2 million to Gotham Partners, L.P. ("Gotham") and Gotham Partners III, L.P. (collectively the "Gotham Group") during 1999. The note payable was obtained from several lenders which included the Gotham Group. William A. Ackman, Chairman of the Trust, is a principal of the Gotham Group. Additionally, the Trust paid $1.8 million to the Gotham Group for a stand-by commitment fee in connection with the May 1999 share rights offering which raised $46.5 million in net proceeds.

                The Trust believes that the terms of all such transactions were as favorable to the Trust as those that would have been obtained from unrelated third parties.

24.     SEVERANCE ACCRUAL

                During 2000, the Trust recorded $2.3 million in severance expense as a result of the termination of employment of Messrs. Friedman and Schonberger and Ms. Zahner, and $0.2 million in severance expense as a result of the termination of, another executive. During 1999, the Trust recorded $2.2 million in severance expense which was paid during the first half of 2000. The severance expense of $2.2 million was the result of staff reductions made in 1999 and for employees who were notified their employment with the Trust would be terminated in the first half of 2000 due to the closing of the Cleveland, Ohio headquarters. The severance accrual for the years ended December 31, 2000 and 1999 was as follows (amounts in thousands):

                                              2000            1999
                                            -------         -------
        Beginning balance                   $ 1,231         $ 2,742
        Expense                               2,521           2,219
        Payments                             (3,752)         (3,730)
                                            -------         -------
        Balance                             $     -         $ 1,231
                                            =======         =======

25.     CONTINGENCIES

                The Trust has provided performance guarantees entered into with respect to contracts of VenTek with two transit authorities, which contracts are in the amounts of $5.3 million and $6.2 million for the manufacturing, installation and maintenance of transit ticket vending equipment manufactured by VenTek. The guarantees expire over the next two to three years based upon the projected completion dates anticipated by VenTek and the transit agencies No amounts have been drawn against these guarantees. Since these projects are entering their final stages, management does not anticipate that payment will have to be made under the guarantees; however, if VenTek is unable to perform in accordance with these contracts, and subsequent change orders the Trust may be responsible for partial payment under these guarantees.

                Also, in connection with transit contracts, VenTek may be liable for liquidated damages related to delays in completion of the contracts. Liquidated damages have been asserted on two contracts. Management of VenTek disagrees with the basis of calculating the liquidated damages and does not believe it owes any significant amount.

                The anchor department store at the Trust's Park Plaza Mall (the "Mall") owns its facilities and has an agreement with a subsidiary of the Trust that contains an operating covenant requiring it to operate these facilities continuously as retail department stores until July 2003. The Trust is aware of the proposed construction of a new mall in the vicinity of the Mall by a partnership of a mall developer and the anchor department store. In the event that the new mall is built, the anchor store at the Mall may decline to extend or renew its operating covenant and cease operating its stores at the Mall. In the event the anchor store does not operate its stores at the Mall, the value of the Mall would be materially and adversely affected.

26.     SUBSEQUENT EVENT - PROPOSED MERGER

                On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution, pursuant to which the Trust agreed to merge with and into Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by certain equityholders of the Trust. If consummated, the proposed transaction will result in the Trust's common shareholders receiving as merger consideration for each Common Share:

        - $2.20 in cash, subject to possible deductions on account of dividends paid prior to the completion of the proposed transaction, breaches of representations, warranties and covenants contained in the merger agreement and costs, fees and expenses associated with obtaining certain consents for the proposed transaction;

        - a choice of (1) an additional $0.35 in cash or (2) approximately 1/174th of a debt instrument (the "Note") indirectly secured by the Trust's two principal real estate assets; and

        - three-fiftieths (3/50ths) of a non-transferable uncertificated subscription right, with each subscription right exercisable to purchase common stock of Gotham Golf at $20.00 per share for up to an aggregate of approximately $41 million of common stock of Gotham Golf.

                The proposed transaction is subject to approval of the Trust's shareholders. There can be no assurance that the proposed transaction will be approved by the Trust's shareholders or, if so approved, that the proposed transaction will be consummated.


27.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                The following is an unaudited condensed summary of the combined results of operations by quarter for the years ended December 31, 2001 and 2000. In the opinion of the Trust and FUMI, all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

        Impark and the Trust's Canadian real estate have been classified as discontinued operations for 2000.

                                                                                               QUARTERS ENDED
                                                                                    ------------------------------------
                                                                                      MARCH 31                 JUNE 30
                                                                                    ------------            ------------
(IN THOUSANDS, EXCEPT PER SHARE DATA AND FOOTNOTES)
2001
----
Revenues                                                                            $     13,048            $      6,702
                                                                                    ============            ============
Income (loss) before preferred dividend and
      extraordinary loss from early extinguishment of debt                          $     29,506            $     (2,912)
Extraordinary loss from early extinguishment of debt                                        (889)                      -
                                                                                    ------------            ------------
Net income (loss) before preferred dividend                                         $     28,617            $     (2,912)
                                                                                    ============            ============

Net income (loss) applicable to shares of beneficial interest                       $     28,100(1)         $     (3,429)(2)
                                                                                    ============            ============

Per share
      Income (loss) applicable to shares of beneficial interest
        before extraordinary loss, basic                                            $       0.73            $      (0.09)
      Extraordinary loss from early extinguishment of debt, basic                          (0.02)                      -
                                                                                    ------------            ------------
      Net income (loss) applicable to shares of beneficial interest, basic          $       0.71            $      (0.09)
                                                                                    ============            ============
      Income (loss) applicable to shares of beneficial interest before
        extraordinary loss, diluted                                                 $       0.66            $      (0.09)
      Extraordinary loss from early extinguishment of debt, diluted                        (0.02)                      -
                                                                                    ------------            ------------
      Net income (loss) applicable to shares of beneficial interest, diluted        $       0.64            $      (0.09)
                                                                                    ============            ============


                                                                                            QUARTERS ENDED
                                                                                  ----------------------------------
                                                                                   SEPTEMBER 30         DECEMBER 31
                                                                                   ------------         ------------
(IN THOUSANDS, EXCEPT PER SHARE DATA AND FOOTNOTES)
2001
----
Revenues                                                                           $      5,798         $      5,843
                                                                                   ============         ============
Income (loss) before preferred dividend and
      extraordinary loss from early extinguishment of debt                         $     (5,010)        $     (5,217)
Extraordinary loss from early extinguishment of debt                                          -                    -
                                                                                   ------------         ------------
Net income (loss) before preferred dividend                                        $     (5,010)        $     (5,217)
                                                                                   ============         ============

Net income (loss) applicable to shares of beneficial interest                      $     (5,527)(2)     $     (5,734)(2)
                                                                                   ============         ============

Per share
      Income (loss) applicable to shares of beneficial interest
        before extraordinary loss, basic                                           $      (0.16)        $      (0.16)
      Extraordinary loss from early extinguishment of debt, basic                             -                    -
                                                                                   ------------         ------------
      Net income (loss) applicable to shares of beneficial interest, basic         $      (0.16)        $      (0.16)
                                                                                   ============         ============
      Income (loss) applicable to shares of beneficial interest before
        extraordinary loss, diluted                                                $      (0.16)        $      (0.16)
      Extraordinary loss from early extinguishment of debt, diluted                           -                    -
                                                                                   ------------         ------------
      Net income (loss) applicable to shares of beneficial interest, diluted       $      (0.16)        $      (0.16)
                                                                                   ============         ============

(1) Includes a gain on sale of real estate of $30.1 million from the sale of the Purchased Assets.

(2) Includes a write-down of investment of $2.7 million, $4.4 million and $4.4 million for the second, third and fourth quarters, respectively.


                                                                                      QUARTERS ENDED
                                                                              ---------------------------------
                                                                                MARCH 31              JUNE 30
                                                                              ------------         ------------
2000
----
Revenues                                                                      $     17,398         $     16,091
                                                                              ============         ============
(Loss) income before preferred dividend and extraordinary loss from
      early extinguishment of debt                                            $     (4,689)        $     56,207
Extraordinary loss from early extinguishment of debt                                (3,092)              (2,367)
                                                                              ------------         ------------
Net (loss) income before preferred dividend                                   $     (7,781)        $     53,840
                                                                              ============         ============

Net income (loss) applicable to shares of beneficial interest                 $     (8,489)        $     53,132(1)
                                                                              ============         ============

Per share
(Loss) income applicable to shares of beneficial interest
        before extraordinary loss, basic                                      $      (0.13)        $       1.33
Extraordinary loss from early extinguishment of debt, basic                          (0.07)               (0.06)
                                                                              ------------         ------------
Net income (loss) applicable to shares of beneficial interest, basic          $      (0.20)        $       1.27
                                                                              ============         ============
(Loss) income applicable to shares of beneficial interest
        before extraordinary loss, diluted                                    $      (0.13)        $       1.15
Extraordinary loss from early extinguishment of debt, diluted                        (0.07)               (0.05)
                                                                              ------------         ------------
Net (loss) income applicable to shares of beneficial interest, diluted        $      (0.20)        $       1.10
                                                                              ============         ============


                                                                                            QUARTERS ENDED
                                                                                   ---------------------------------
                                                                                   SEPTEMBER 30          DECEMBER 31
                                                                                   ------------         ------------
2000
----
Revenues                                                                           $     16,276         $     17,500
                                                                                   ============         ============
(Loss) income before preferred dividend and extraordinary loss from
      early extinguishment of debt                                                 $     (1,096)        $     (4,090)
Extraordinary loss from early extinguishment of debt                                          -                 (606)
                                                                                   ------------         ------------
Net (loss) income before preferred dividend                                        $     (1,096)        $     (4,696)
                                                                                   ============         ============

Net income (loss) applicable to shares of beneficial interest                      $     (1,613)        $     (5,213)(2)
                                                                                   ============         ============

Per share
(Loss) income applicable to shares of beneficial interest
        before extraordinary loss, basic                                           $      (0.04)        $      (0.11)
Extraordinary loss from early extinguishment of debt, basic                                   -                (0.01)
                                                                                   ------------         ------------
Net income (loss) applicable to shares of beneficial interest, basic               $      (0.04)        $      (0.12)
                                                                                   ============         ============
(Loss) income applicable to shares of beneficial interest
        before extraordinary loss, diluted                                         $      (0.04)        $      (0.11)
Extraordinary loss from early extinguishment of debt, diluted                                 -                (0.01)
                                                                                   ------------         ------------
Net (loss) income applicable to shares of beneficial interest, diluted             $      (0.04)        $      (0.12)
                                                                                   ============         ============

(1) Includes a gain on sale of real estate of $58.7 million from the sale of Crossroads Mall.

(2) Includes a gain on sale of real estate of $16.1 million from the sale of the Huntington Garage and a $19.2 million loss on the carrying value of assets identified for disposition.

                          Independent Auditors' Report

The Board of Trustees and Shareholders
First Union Real Estate Equity and Mortgage Investments:

We have audited the accompanying combined balance sheet of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries as of December 31, 2001, and the related combined statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                    /s/ KPMG LLP

New York, New York
March 22, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Securityholders And Trustees Of First Union Real Estate Equity and Mortgage Investments:

We have audited the accompanying consolidated balance sheet of First Union Real Estate Equity and Mortgage Investments (an unincorporated Ohio business trust, also known as First Union Real Estate Investments) and First Union Management, Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2000, and the related combined statements of operations, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Imperial Parking Limited for the year ended December 31, 1999, which statements reflect total revenues of approximately 39 percent of the consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors for 1999, the financial statements referred to above present fairly, in all material respects, the combined financial position of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and its subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Cleveland, Ohio,
March 7,  2001.                                          /s/ Arthur Andersen LLP

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
First Union Management, Inc.

        We have audited the combined statements of operations, owner's deficiency and cash flows of FUMI Parking Business for the year ended December 31, 1999 (not presented separately herein). These financial statements are the responsibility of the management of the Business. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of FUMI Parking Business for the year ended December 31, 1999 in accordance with generally accepted accounting principles generally accepted in the United States of America.


                                                /s/KPMG LLP
                                                Chartered Accountants

Vancouver, Canada
February 4, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        a. On September 21, 2001, the Audit Committee of the Trust's Board of Trustees proposed, and its Board of Trustees approved, the dismissal of the accounting firm of Arthur Andersen LLP as its independent accountants and the appointment of the accounting firm of KPMG LLP as its independent accountants for the Trust.

        b. The reports of Arthur Andersen LLP for the fiscal years ended December 31, 1999 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Arthur Andersen LLP stated in its report with respect to the fiscal year ended December 31, 1999 that it did not audit the financial statements of Imperial Parking Limited for the year ended December 31, 1999, which statements reflect total assets and total revenues of approximately 12 percent and approximately 39 percent of the related consolidated totals. In its report, Arthur Andersen LLP stated that the financial statements of Imperial Parking Limited for the year ended December 31, 1999 were audited by other auditors whose report was furnished to Arthur Andersen LLP and the report of Arthur Andersen LLP, insofar as it related to the amounts included for Imperial Parking Limited, was based solely on the report of the other auditors.

        c. In connection with the audits of the Trust's financial statements for the fiscal years ended December 31, 2000 and December 31, 1999, and in the subsequent interim period preceding the dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

        d. In connection with the audits of the Trust's financial statements for the fiscal years ended December 31, 2000 and 1999, and through the subsequent interim period preceding the dismissal, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

        e. The Trust has provided Arthur Andersen LLP with a copy of the disclosures which the Trust made in item 4 of a Form 8-K filed by the Trust on September 28, 2001 and requested that Arthur Andersen LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with such disclosures. A copy of such letter dated September 24, 2001 was filed as Exhibit 16.1 to the Form 8-K.

        f. The Trust had not consulted with KPMG LLP during the previous two fiscal years and the interim periods prior to their appointment on any matters which were the subject of any disagreement or with respect to any "reportable event" as is defined in Item 304 of Regulation S-K or the type of audit opinion which might be rendered on the Trust's financial statements.

        g. KPMG LLP (Canada) is the independent auditor for VenTek International, Inc., an affiliate of the Trust, and for Imperial Parking Corporation, formerly an affiliate of the Trust.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE TRUST.

        (a) DIRECTORS.

                "Election of Trustees" presented in the Trust's 2002 Proxy Statement to be filed is incorporated herein by reference.

        (b) EXECUTIVE OFFICERS.

                "Executive Officers" as presented in the Trust's 2002 Proxy Statement to be filed is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

                "Compensation of Trustees" and "Executive Compensation", presented in the Trust's 2002 Proxy Statement to be filed are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                "Security Ownership of Trustees, Officers and Others" presented in the Trust's 2002 Proxy Statement to be filed is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                "Certain Transactions and Relationships" presented in the Trust's 2002 Proxy Statement to be filed is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

        (1) FINANCIAL STATEMENTS:

                Combined Balance Sheets - December 31, 2001 and 2000 on page 30 of Item 8.

                Combined Statements of Operations and Comprehensive Income
                (Loss) - For the Years Ended December 31, 2001, 2000 and 1999 on page 31 of Item 8.

                Combined Statements of Shareholders' Equity - For the Years Ended December 31, 2001, 2000 and 1999 on page 32 of Item 8.

                Combined Statements of Cash Flows - For the Years Ended December 31, 2001, 2000 and 1999 on page 33 of Item 8.

                Notes to Combined Financial Statements on pages 34 through 54 of
                Item 8.

                Reports of Independent Public Accountants on page 55 through 57 of Item 8.

(2) FINANCIAL STATEMENT SCHEDULES:

                Report of Independent Public Accountants on Financial Statement Schedules.

                Schedule III - Real Estate and Accumulated Depreciation.

                All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(b) EXHIBITS.

Exhibit                                                                               Incorporated Herein by
Number                            Description                                             Reference to
------                            -----------                                             ------------
(2)(a)     Agreement and Plan of Merger and Contribution by and among First      Form 8-K dated February 14, 2002
           Union Real Estate Equity and Mortgage Investments, that certain
           Ohio Trust, declared as of October 1, 1996, by Adolph Posnick,
           Trustee, First Union Management, Inc., GGC Merger Sub, Inc., Gotham
           Partners, L.P., Gotham Golf Partners, L.P., Florida Golf
           Associates, L.P., Florida Golf Properties, Inc., and Gotham Golf
           Corp.

(3)(a)     By-laws of Trust as amended                                           1998 Form 10-K

(3)(b)     Certificate of Amendment to Amended and Restated Declaration of       2000 Form 10-K
           Trust as of March 6, 2001

(4)(a)     Form of certificate for Shares of Beneficial Interest                 Registration Statement on Form S-3 No. 33-2818

(4)(b)     Form of Indenture governing Debt Securities, dated October 1, 1993    Registration Statement on Form S-3 No. 33-68002
           between Trust and Society National Bank

(4)(c)     First Supplemental Indenture governing Debt securities, dated July    2000 Form 10-K
           31, 1998 between Trust and Chase Manhattan Trust Company, National
           Association

(4)(d)     Form of Note                                                          Registration Statement on Form S-3 No. 33-68002

(4)(e)     Rights Agreement between Trust and National City Bank dated March     Form 8-A dated March 30, 1990 No. 0-18411
           7, 1990


(4)(f)     Certificate of Designations relating to Trust's Series A Cumulative   Form 8-K dated October 24, 1996
           Redeemable Preferred Shares of Beneficial Interest

(4)(g)     Warrant to purchase 500,000 shares of beneficial interest of Trust    1998 Form 10-K

(10)(a)    1999 Trustee Share Option Plan                                        1999 Proxy Statement for Special Meeting held May
                                                                                 17, 1999 in lieu of Annual Meeting

(10)(b)    1999 Long Term Incentive Performance Plan                             1999 Proxy Statement for Special Meeting held May
                                                                                 17, 1999 in lieu of Annual Meeting

(10)(c)    Shareholders Agreement dated April 17, 1997 between 504308 N.B.,      March 31, 1997
           Inc. First Union Management, Inc. and the individuals listed on       Form 10-Q
           Schedule A

(10)(d)    Assignment dated March 27, 1997 between First Union Real Estate       March 31, 1997
           Equity and Mortgage Investments and First Union Management, Inc.      Form 10-Q

(10)(e)    Registration Rights Agreement as of November 1, 1999 by and among     1999 Form 10-K
           First Union Equity and Mortgage Investments and Gotham Partners,
           L.P., Gotham Partners III, L.P., and Gotham Partners International,
           Ltd.

(10)(f)    Asset Management Agreement executed March 27, 2000 with Radiant       March 31, 2000
           Partners, LLC. **                                                     Form 10-Q

(10)(g)    Promissory note dated April 20, 2000 between Park Plaza Mall, LLC     Form 8-K dated May 11, 2000
           and First Union National Bank

(10)(h)    Mortgage and Security Agreement dated April 20, 2000 between Park     Form 8-K dated May 11, 2000
           Plaza Mall, LLC and First Union National Bank


(10)(i)    Cash Management Agreement dated April 20, 2000 among Park Plaza       Form 8-K dated May 11, 2000
           Mall, LLC, as borrower, Landau & Heymann of Arkansas, Inc., as manager and First Union National Bank, as holder

(10)(j)    Amendment to Asset Management Agreement executed May 31, 2000 with    Form 8-K dated June 6, 2000
           Radiant Partners, LLC **

(10)(k)    Contract of Sale dated September 15, 2000 between the Trust and       Form 8-K dated September 26, 2000
           Radiant

(10)(l)    Contract of Sale (Long Street Property) dated September 15, 2000      Form 8-K dated September 26, 2000
           between the Trust and Radiant

(10)(m)    Letter regarding purchase of Long Street property                     Form 8-K dated September 26, 2000

(10)(n)    Amendment to Asset Management Agreement **                            September 30, 2000 Form 10-Q

(10)(o)    Second Amendment to Asset Management Agreement **                     September 30, 2000 Form 10-Q

(10)(p)    Third Amendment to Asset Management Agreement **                      September 30, 2000 Form 10-Q

(10)(q)    Fourth Amendment to Asset Management Agreement **                     September 30, 2000 Form 10-Q

(10)(r)    Fifth Amendment to Asset Management Agreement **                      September 30, 2000 Form 10-Q

(10)(s)    First Amendment to Contract of Sale                                   September 30, 2000 Form 10-Q

(10)(t)    Second Amendment to Contract of Sale                                  September 30, 2000 Form 10-Q

(10)(u)    Third Amendment to Contract of Sale                                   Definitive Proxy Statement dated February 5, 2001

(10)(v)    Fourth Amendment to Contract of Sale                                  Definitive Proxy Statement dated February 5, 2001

(10)(w)    Fifth Amendment to Contract of Sale                                   Definitive Proxy Statement dated February 5, 2001

(10)(x)    Contract of Sale (Long Street Property) - First Amendment             Definitive Proxy Statement dated February 5, 2001

(10)(y)    Contract of Sale (Long Street Property) - Second Amendment            Definitive Proxy Statement dated February 5, 2001

(10)(z)    Purchase Agreement for Huntington Garage                              September 30, 2000 Form 10-Q

(10)(aa)   Modification to Asset Management Agreement**                          2000 Form 10-K

(10)(bb)   Voting Agreement dated as of February 13, 2002, by and among the      Form 8-K dated February 14, 2002
           Trust, Gotham and Messrs. Ackman, Altobello, Bruce R. Berkowitz,
           Citrin and Embry

(23)(a)    Consent of KPMG LLP *

(23)(b)    Consent of Andersen LLP *

(23)(c)    Consent of KPMG LLP*
(24)       Powers of Attorney *


*       Filed herewith

**      Management contract or compensatory plan or arrangement

(c)     REPORTS ON FORM 8-K - FILED ON OR BEFORE DECEMBER 31, 2001.

                None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST UNION REAL ESTATE EQUITY AND
                                             MORTGAGE INVESTMENTS

                                                  By: /s/ William A. Ackman
                                                  -------------------------
                                                          William A. Ackman
                                                          Chairman


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

            SIGNATURE                          TITLE                                   DATE
            ---------                          -----                                   ----

Principal Financial Officer                                                  March 29, 2002

/s/ Neil H. Koenig                    Interim Chief Financial Officer
------------------
Neil H. Koenig

Trustees:
         Date
      William A. Ackman*                                                  )
      Daniel J. Altobello*                                                )
      Bruce R. Berkowitz*                                                 )
      Jeffrey B. Citrin*                                                  ) March 29, 2002
      Talton R. Embry*                                                    )

      SIGNATURE
     *By: /s/Neil H. Koenig
     Neil H. Koenig, Attorney-in-Fact

                          Independent Auditors' Report

The Board of Directors and Stockholders
First Union Real Estate Equity and Mortgage Investments:

Under date of March 22, 2002, we reported on the combined balance sheet of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries as of December 31, 2001, and the related combined statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year ended, which is included in the Annual Report on Form 10-K. In connection with our audit of the aforementioned combined financial statements, we also audited the related combined financial statement schedule listed under item 14(a)(2) on page 60. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such 2001 financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                    /s/ KPMG LLP

New York, New York
  March 22, 2002

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULES



To the Securityholders and Trustees of First Union Real Estate Equity and Mortgage Investments:


     We have audited in accordance with auditing standards generally accepted in the United States, the combined financial statements included in this Form 10-K, and have issued our report thereon dated March 7, 2001. Our audit was made for the purpose of forming an opinion on those combined statements taken as a whole. The schedules listed under Item 14(a)(2) on page 60 are the responsibility of the registrant's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic combined financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic combined financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.


                                                  Arthur Andersen LLP




Cleveland, Ohio,
March 7, 2001.

                                                                    Schedule III
                                                                    ------------

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             As Of December 31, 2001
                                 (In thousands)

                                                                                   Cost capitalized
                                                                                     subsequent to
                                                       Initial cost to Registrant     acquisition
                                                       --------------------------    ------------
                                                                    Building and     Building and
Description                              Encumbrances     Land      Improvements     Improvements
----------------                         ------------  ---------    ------------     ------------

Shopping Mall:
      Park Plaza, Little Rock, AR          $42,078       $ 5,816       $58,037          $   607
                                           -------       -------       -------          -------


Office Building:
      Circle Tower, Indianapolis, IN             -           270         1,609            3,574
                                           -------       -------       -------          -------

Real Estate net carrying value at
      December 31, 2001                    $42,078       $ 6,086       $59,646          $ 4,181
                                           =======       =======       =======          =======




                                                        As of December 31, 2001
                                         ----------------------------------------------------       Year
                                                    Building and                 Accumulated    construction      Date
Description                               Land      Improvements      Total      depreciation     completed     Acquired   Life
----------------                         -------    ------------     -------     ------------   ------------    --------  ------

Shopping Mall:
      Park Plaza, Little Rock, AR        $ 5,816       $58,745       $64,561       $ 6,690           1988         9/1/97     40
                                         -------       -------       -------       -------


Office Building:
      Circle Tower, Indianapolis, IN         270         5,444         5,714         3,418           1930       10/16/74     40
                                         -------       -------       -------       -------

Real Estate net carrying value at
      December 31, 2001                  $ 6,086       $64,189       $70,275       $10,108
                                         =======       =======       =======       =======


Aggregate cost for federal tax purposes is approximately $70,275.

                                                             Schedule III
                                                            --------------
                                                              - Continued

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2001, 2000, and 1999.

                                                                             (In thousands)
                                                                        Years Ended December 31,
                                                                2001              2000            1999
                                                              ---------        ---------        ---------

Asset reconciliation:
      Balance, beginning of period                            $ 273,383        $ 335,325        $ 806,859

Additions during the period:
      Improvements                                                  722           10,685           12,215
      Equipment and appliances                                        2              250              273
      Reduction in reserve on carrying value
         of real estate assets                                        -                -           48,633
      Transfer from First Union corporate                             -            1,453                -

Deductions during the period:
      Sales of real estate                                     (203,832)         (44,106)        (522,952)
      Spinoff of Impark                                               -          (11,074)               -

Unrealized loss on carrying value of real estate assets               -          (19,150)          (9,800)

Currency revaluation of foreign real estate                           -                -              493

Other - write-off of assets and
         certain fully depreciated
         tenant alterations                                           -                -             (396)
                                                              ---------        ---------        ---------

Balance, end of period:                                       $  70,275        $ 273,383        $ 335,325
                                                              =========        =========        =========

Accumulated depreciation
      Reconciliation:
         Balance, beginning of period                         $  68,507        $  75,275        $ 165,358
         Additions during the period:
             Depreciation                                         3,553           11,064           19,488
             Transfer from First Union corporate                      -              551                -

Deductions during the period:
      Sales of real estate                                      (61,952)         (18,269)        (109,247)
      Spinoff of Impark                                               -             (114)               -
Write-off of assets and certain fully
      depreciated tenants alterations                                 -                -             (324)
                                                              ---------        ---------        ---------

Balance, end of period                                        $  10,108        $  68,507        $  75,275
                                                              =========        =========        =========