Form 10-K/A
period 2001-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2002-04-30
CIK 37008

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

125 PARK AVENUE
NEW YORK, NEW YORK 10017

(Address of principal executive offices and Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 949-1373

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF CLASS: Shares of Beneficial Interest, Par Value $1.00 per share;
Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, Par Value $25.00 per share

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

As of March 1, 2002, 23,983,094 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was approximately $58,278,918.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

34,805,912 SHARES OF BENEFICIAL INTEREST WERE OUTSTANDING AS OF MARCH 1, 2002.

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

The undersigned registrant hereby amends the following items and exhibits of its Annual Report for the fiscal year ended December 31, 2001 previously filed on Form 10-K as set forth in the pages attached hereto.

Cover Page

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Board of Trustees

     The Board of Trustees is currently comprised of five Trustees and is divided into three classes known as Class I, II and III. The size of each class has been set by the beneficiaries at five members. Class II is currently comprised of three members. Classes I and III are currently comprised of one member each.

     The following table sets forth, as of March 31, 2002, information with respect to the members of the Trust’s Board of Trustees.

	Principal Occupations,	Period of Service	Expiration
Name and Age	Business Experience and Affiliations	As Trustee	of Term

CLASS II

William A. Ackman (35)	Mr. Ackman has been Chairman of the Board of Trustees of the Trust since June 1998. Since January 1, 1993, through a company he owns, Mr. Ackman has served as co-investment manager of three investment funds: Gotham Partners L.P. (“Gotham LP”), Gotham Partners III, L.P. (“Gotham III LP”) and Gotham International Advisors, L.L.C., a Delaware limited liability company (“GIA”). Mr. Ackman has been Chairman and a director of Imperial Parking Corporation (“Impark”), a parking service company, from March 2000 to present.	June 1998 to Date	*

Jeffrey B. Citrin (44)	Mr. Citrin has been President of Blackacre Capital Management LLC, a private fund engaged in real estate investment, since 1994.	September 2000 to Date	*

Bruce R. Berkowitz (43)	Mr. Berkowitz has been Managing Member of Fairholme Capital Management L.L.C., a registered investment adviser, since June 1997 and President and Director of Fairholme Funds, Inc., a registered investment company under the Investment Company Act of 1940, since December 1999. Since December, 2001, Mr. Berkowitz is also a Director and Deputy Chairman of Olympus Re Holdings, Ltd. and Olympus Reinsurance Company, Ltd., both of Bermuda. He also served as Managing Director of Smith Barney, Inc., a subsidiary of the Travelers Inc., a diversified financial services holding company, from 1995 to May 1997.	December 2000 to Date	*

*	The terms of these directors were due to expire in 2001, however, the Trust did not hold an annual meeting of shareholders in that year. Accordingly, these directors will remain in office until replaced by successors. The Trust expects to be merged with and into Gotham Golf, Corp. in connection with the proposed merger transaction (as described in Item 13 “Certain Relationships and Related Transactions – Proposed Merger”), or in the alternative, to hold an annual meeting at which the Class II directors will be elected.

	Principal Occupations,	Period of Service	Expiration
Name and Age	Business Experience and Affiliations	As Trustee	of Term

CLASS III

Daniel J. Altobello (61)	Mr. Altobello is chairman of Altobello Family Partners, an investment partnership, and has been a partner in Ariston Investment Partners, a consulting firm, since October 1995. Mr. Altobello was Chairman of the Board of ONEX Food Services, Inc., an airline catering company from October 1995 to January 2000 and was the Chairman, President and Chief Executive Officer of Caterair International Corporation, an airline catering company, from November 1989 until October 1995. Mr. Altobello is a member of the Board of LSG Sky Chefs, an airline catering company; American Management Systems, Inc., a systems consulting firm; Care First, Inc., of which he is Non-Executive Chairman and which is the holding company for Care First of Maryland, Inc.; Care First of Maryland, Inc., a provider of health care and related services; Mesa Air Group, Inc., an independently owned airline; World Airways, Inc., a provider of long-range passenger and cargo charter air transportation; Thayer Capital Partners, a merchant bank, and Friedman, Billings and Ramsey, Inc., a holding company for investment banking, institutional brokerage/venture capital, and other specialized asset management products and services.	June 1998 to Date	2002

	Principal Occupations,	Period of Service	Expiration
Name and Age	Business Experience and Affiliations	As Trustee	of Term

CLASS I

Talton R. Embry (55)	Mr. Embry has been the Chairman of Magten Asset Management Corp. (“Magten”), a private investment management company, since 1998, where he is the chief investment officer for Magten’s clients. Mr. Embry has been associated with Magten in various capacities since 1978. Mr. Embry is also a director of Impark, Salant Corporation, a marketing and distribution Company, and BDK Holdings, Inc.	September 2000 to Date	2003

B. Compensation of Trustees

     Trustees, other than Messrs. Ackman and Embry, were paid an attendance fee of $1,500.00 for each board or committee meeting attended in person and a $500.00 fee for each board or committee meeting participated in telephonically. Messrs. Altobello and Berkowitz each received $50,000 for their service on the special committee formed on April 10, 2001, to evaluate a potential extraordinary transaction for the Trust. Mr. Altobello served as Chairman of that committee. During 2001, no Trustee received any stock options or other equity based awards from the Trust.

C. Executive Officers

     The Trust had no executive officers at any time during 2001.

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

ITEM 11. EXECUTIVE COMPENSATION

     The Trust had no executive officers at any time during 2001.

ITEM 12. SECURITY OWNERSHIP OF TRUSTEES, EXECUTIVE OFFICERS AND CERTAIN BENEFICIAL OWNERS

     The table below sets forth, with respect to Trustees and Executive Officers and all Trustees and Executive Officers as a group, information relating to their beneficial ownership of Shares as of February 13, 2002:

	Amount and Nature of
Name of Trustee or Officer	Beneficial Ownership[1]	Percent

Trustees

William A. Ackman(2)	5,841,233	16.78%

Daniel J. Altobello	9,500	*

Bruce R. Berkowitz(3)	409,975	1.18%

Jeffrey B. Citrin(4)	7,970	*

Talton R. Embry(5,7)	4,534,140	13.03%

Executive Officers

none

All Trustees and Executive Officers (5 in number) as a group	10,802,818	31.04%

5% Beneficial Owners

     The following table sets forth, according to publicly available information on file with the Securities and Exchange Commission as of the dates indicated in the accompanying footnotes, except as otherwise indicated, information concerning each person known by First Union to be the beneficial owner of more than 5% of the outstanding shares of Beneficial Interest of the Trust (the “Common Shares”):

	Amount and Nature
Name and Address of Beneficial Owner	of Beneficial Ownership(1)	Percent

Gotham Partners, L.P.(6)	5,841,233	16.78%

Gotham International Advisors, L.L.C.(6)

Gotham Partners III, L.P.(6)

Gotham Holdings II, L.L.C.(6)

Section H Partners, L.P.(2)

Karenina Corp.(2)

110 East 42nd Street

New York, New York 10017

Magten Asset Management Corp.(7)	3,004,540	8.63%

35 East 21st Street

New York, New York 10010

Snyder Capital Management, L.P.(8)	4,475,750	12.86%

Snyder Capital Management, Inc.

350 California Street Suite 1460

San Francisco, California 94104

Kensington Investment Group, Inc.(9)	3,016,381	8.67%

4 Orinda Way, Suite 220D

Orinda, California 94563

*	Beneficial Ownership does not exceed 1%.

(1)	Pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, a person is deemed to be a beneficial owner if he has or shares voting power or investment authority in respect of such security or has the right to acquire beneficial ownership within 60 days. The amounts shown in the above table do not purport to represent beneficial ownership except as determined in accordance with this Rule. Each person identified in these tables has sole voting and investment power with respect to the amounts shown or shared voting and investment powers with his or her spouse, except as indicated below. The foregoing notwithstanding, the amounts reported herein do not include any Common Shares which may be deemed to be beneficially owned by a Trustee pursuant to Rule 13d-5(b)(1) solely by virtue of such Trustee’s execution of the Voting Agreement entered into with the Trust and Gotham Partners, L.P. on February 13, 2002.

(2)	Mr. Ackman is the President of Karenina Corporation, a general partner of Section H Partners (referred to in this proxy statement-prospectus as Section H). Section H is the sole general partner of Gotham Partners, L.P. and Gotham Partners III, L.P. Accordingly, Mr. Ackman, Karenina Corporation, and Section H may be deemed beneficial owners of the Common Shares owned by Gotham Partners, L.P. and Gotham Partners III, L.P. Gotham International Advisors, L.L.C., a Delaware limited liability company (referred to in this proxy statement-prospectus as GIA), has the power to vote and dispose of the common shares held for the account of Gotham Partners International, Limited, a Cayman exempted company (referred to in this proxy statement-prospectus as Gotham International), and, accordingly, may be deemed the beneficial owner of such common shares. Mr. Ackman is the senior managing member of GIA and may be deemed beneficial owner of First Union common shares owned by Gotham International. For purposes of this table, all of such ownership is included. The address of Mr. Ackman is c/o Gotham Partners L.P., 110 East 42nd Street, New York, New York 10017.

(3)	Includes 36,600 shares owned directly by Mr. Bruce Berkowitz and 373,375 shares owned by clients of Fairholme Capital Management L.L.C, with respect to which Mr. Bruce Berkowitz has shared investment power.

(4)	Includes 1,527 First Union common shares owned directly by Mr. Citrin and 3,809 First Union common shares owned by his minor children. Also includes 2,634 Common Shares owned by his spouse, beneficial ownership of which is disclaimed. Mr. Citrin is President of Blackacre Capital Management, LLC, which may be deemed to be under common control with Cerberus Partners L.P. Cerberus Partners L.P. and its affiliates beneficially own 1,769,615 Common Shares, in accordance with information provided by Mr. Citrin, beneficial ownership of which is disclaimed by Mr. Citrin.

(5)	According to an Amendment to Schedule 13D filed with the Securities and Exchange Commission on March 7, 2002, Mr. Embry was deemed to beneficially own 4,534,140 Common Shares. As the Chairman of Magten, Mr. Embry is deemed to beneficially own all of the 3,004,540 Common Shares beneficially owned by Magten. He also beneficially owns 1,529,600 additional Common Shares with respect to which he has sole voting and investment power.

(6)	First Union obtained the information regarding these holders from an amendment to Schedule 13D filed with the Securities and Exchange Commission on January 7, 2002. Gotham Partners, L.P. has sole voting and investment power with respect to 2,873,158 Common Shares, GIA has sole voting and investment power with respect to 2,431,664 Common Shares, Gotham Partners III, L.P. has sole voting and investment power with respect to 58,448 Common Shares and Gotham Holdings II, L.L.C. has sole voting and dispositive power with respect to 477,963 Common Shares.

(7)	According to an Amendment to Schedule 13D filed with the Securities and Exchange Commission on March 7, 2002, Magten was deemed to beneficially own 3,004,540 Common Shares. Magten has shared investment power with respect to all of these shares and has shared voting power with respect to 970,940 of these shares.

(8)	The information regarding these holders is as of December 31, 2001 and was obtained from an amendment to Schedule 13D filed with the Securities and Exchange Commission on February 14, 2002. These holders have shared voting power with respect to 4,069,570 Common Shares and shared investment power with respect to 4,475,750 Common Shares.

(9)	The information regarding this holder is as of December 31, 2001 and was obtained from a Schedule 13G filed with the Securities and Exchange Commission on March 11, 2002. This holder has sole voting and investment power with respect to all shares indicated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Proposed Merger

     In April 2001, the Board of Trustees of the Trust established a Special Committee for the purpose of evaluating and advising the Board with respect to proposed transactions and other possible business alternatives that the Trust may pursue. The Special Committee, which is comprised of Messrs Altobello and Berkowitz, independent Trustees of the Trust, retained US Bancorp-Libra and Duff & Phelps LLC as its financial advisors and Shaw Pittman LLP as its independent legal counsel. On September 21, 2001, the Trust signed a letter of intent with Gotham Partners, LP (“Gotham”), a shareholder of the Trust, with respect to a proposed transaction between Gotham and the Trust. William A. Ackman, a principal of Gotham, is the Chairman of the Trust. From the time of the execution of the letter of intent through the execution of the merger agreement in February 2002, the Special Committee negotiated with Gotham with respect to the proposal set forth in the September 2001 letter of intent.

     Under the September 21, 2001 letter of intent, the Trust’s common shareholders could have received $2.70 per share. Subsequent to the execution of the letter of intent, the parties renegotiated the terms of the transaction due to a substantial reduction in value of the Trust’s investment in HQ Global Holdings, Inc. (“HQ”), which reduction would have given Gotham the ability to terminate its obligations if a definitive agreement had been entered into under the terms outlined in the letter of intent. The Trust reduced the value of its investment in HQ from approximately $8.8 million to $4.4 million on September 30, 2001 and further reduced the value of its investment to zero as of December 31, 2001.

     On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution, pursuant to which the Trust agreed to merge with and into Gotham Golf Corp. (“Gotham Golf”), a Delaware corporation controlled by a number of equityholders of the Trust. If consummated, the proposed transaction will result in the Trust’s common shareholders receiving as merger consideration for each Common Share:

•	$2.20 in cash, subject to possible deductions on account of dividends paid prior to the completion of the proposed transaction, breaches of representations, warranties and covenants contained in the merger agreement and costs, fees and expenses associated with obtaining certain consents for the proposed transaction;

•	a choice of (1) an additional $0.35 in cash or (2) approximately 1/174th of a debt instrument (the “Note”) indirectly secured by the Trust’s two real estate assets; and

•	three-fiftieths (3/50ths) of a non-transferable uncertificated subscription right, with each subscription right exercisable to purchase common stock of Gotham Golf at $20.00 per share for up to an aggregate of approximately $41 million of common stock of Gotham Golf.

     The proposed transaction is subject to approval of the Trust’s shareholders. There can be no assurance that the proposed transaction will be approved by the Trust’s shareholders or, if so approved, that the proposed transaction will be consummated.

     Under the proposed transaction:

•	The Trust will merge with and into Gotham Golf a new corporation formed by Gotham Golf Partners, L.P. (“GGP”), which is a full-service golf-course acquirer, owner and operator. As part of the transaction, Gotham and certain other GGP equityholders will contribute their equity interests in GGP to a wholly owned limited liability company of Gotham Golf, in exchange for common stock of Gotham Golf. As a result, after the proposed transaction, Gotham Golf will indirectly own approximately 92.5% of the equity interests in GGP, and Gotham and the other equityholders that contributed their equity interests in GGP in the proposed transaction will own approximately 52.55% of the shares of Gotham Golf stock, assuming that (i) all of the subscription rights to receive Gotham Golf common shares are exercised and (ii) no other equity of Gotham Golf will be issued on or prior to the effective time of the proposed transaction.

•	Each Note will have a face amount of $100, which is equivalent to approximately $0.575 per share, and will bear interest at 11% per annum on its face amount. The Notes will be secured by a pledge of two underlying loans: (1) an approximate $3.5 million first leasehold mortgage on the Circle Tower office building in Indianapolis, Indiana and (2) an approximate $16.5 million mezzanine loan on the Park Plaza Mall in Little

Rock, Arkansas. Holders of Notes will receive a pass-through of the economic attributes of the two underlying loans.

•	Shareholders, who receive their proportionate share of the Notes in the transaction and who do not elect within 80 days thereafter to retain them, will receive $0.35 in cash for every approximately 1/174th share of their Notes. Gotham has agreed to purchase from the issuer any redeemed Notes for the same redemption price paid by the issuer to the shareholders.

•	The Notes will not be issued unless certain consents are obtained from the mortgage lender on the Park Plaza Mall and the rating agencies that originally rated the certificates backed by the first Park Plaza Mall mortgage. If any required consents, approvals or similar clearances with respect to the Notes cannot be timely obtained, the merger consideration will be adjusted to eliminate the ability for common shareholders to elect to receive the Notes in lieu of part of the cash consideration, and all shareholders will receive the full cash consideration of $2.55 per Common Share.

•	Preferred shareholders of the Trust will receive preferred shares of Gotham Golf, as provided for in the Certificate of Designations for the preferred shares of the Trust. The existing 8.875% unsecured notes will remain outstanding according to their terms and will become obligations of Gotham Golf after the closing of the transaction.

•	The Trust, Gotham and each of the members of the Board of Trustees have entered into a Voting Agreement, pursuant to which the parties thereto have agreed to vote a collective 7,424,943 Common Shares, or approximately 21.3% of the total outstanding Common Shares, for the approval of the proposed transaction.

•	The merger is subject to certain customary closing conditions, including approval by the Trust’s common shareholders and receipt of certain third-party consents.

     The Trust’s approval of the merger agreement was based on the recommendation of a Special Committee of independent trustees of the Trust’s Board of Trustees. The Special Committee concluded that the transaction was in the best interests of the Trust and the Trust’s common shareholders (other than Gotham and its affiliates), to the extent that such shareholders elect to receive $2.55 per share in cash in the merger. The Board of Trustees of the Trust, with Mr. Ackman not participating, unanimously voted in favor of the transaction. The Special Committee was advised by Libra Securities, LLC and Duff & Phelps, LLC, and Gotham and its affiliates were advised by Mercury Partners.

     INVESTORS AND SECURITY HOLDERS SHOULD READ THE DEFINITIVE MERGER AGREEMENT AND THE FORM 8-K OF THE TRUST FILED ON FEBRUARY 14, 2002 TO APPRISE THEMSELVES OF THE PROPOSED TRANSACTION. IN ADDITION, INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS REGARDING THE BUSINESS COMBINATION TRANSACTION REFERENCED IN THE FOREGOING INFORMATION WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. The proxy statement/prospectus will be filed with the Securities and Exchange Commission by the Trust, Gotham Golf and certain of their affiliates. Investors and security holders may obtain a free copy of the proxy statement/prospectus (when it becomes available) and other documents filed by the Trust, Gotham, GGP and Gotham Golf with the Securities and Exchange Commission at the Commission’s web site at www.sec.gov. The proxy statement/prospectus and these other documents may also be obtained for free from the Trust.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-1 amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, previously filed, to be signed on its behalf by the undersigned thereunto duly authorized.

April 26, 2002	FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

By: /s/ Neil H. Koenig Neil H. Koenig Interim Chief Financial Officer