Form 10-Q
period 2002-03-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2002-05-15
CIK 37008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2002      Commission File Number 1-6249
                               --------------                             ------

             First Union Real Estate Equity and Mortgage Investments
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                       34-6513657
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     125 Park Avenue, 14th Floor
        New York, New York                                10017
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (212) 949-1373
                                                      ---------------

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

                      Yes  [X]                No  [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


   34,805,912    Shares of Beneficial Interest outstanding as of May 1, 2002
--------------------------------------------------------------------------------


           Total number of pages contained in this report:       20
                                                           ---------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Balance Sheets

(In thousands, except share data)                                                    March 31, 2002      December 31,
                                                                                       (Unaudited)           2001
                                                                                       -----------           ----
ASSETS
Investments in real estate, at cost
  Land                                                                                  $   6,086         $   6,086
  Buildings and improvements                                                               64,248            64,189
                                                                                        ---------         ---------
                                                                                           70,334            70,275
  Less - Accumulated depreciation                                                         (10,588)          (10,108)
                                                                                        ---------         ---------
       Investments in real estate, net                                                     59,746            60,167

Other assets
  Cash and cash equivalents - unrestricted                                                  2,790             2,609
                            - restricted                                                    2,341             2,115
  Accounts receivable and prepayments, net of allowances
      of $717 and $680, respectively                                                        2,219             2,261
  Investments                                                                             114,137           116,005
  Inventory                                                                                 1,639             1,971
  Unamortized debt issue costs, net                                                           333               351
  Other                                                                                       181               190
                                                                                        ---------         ---------
    Total assets                                                                        $ 183,386         $ 185,669
                                                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage loan                                                                         $  41,993         $  42,078
  Note payable                                                                                 92                96
  Senior notes                                                                             12,538            12,538
  Accounts payable and accrued liabilities                                                  7,982             7,856
  Dividends payable                                                                         3,998               517
  Deferred items                                                                              103               416
                                                                                        ---------         ---------
    Total liabilities                                                                      66,706            63,501
                                                                                        ---------         ---------

Shareholders' equity
  Convertible preferred shares of beneficial interest, $25 per share liquidation preference, 2,300,000 shares authorized, 984,800 shares
      outstanding at March 31, 2002 and December 31, 2001                                  23,171            23,171
  Shares of beneficial interest, $1 par, unlimited authorized, 34,805,912
      outstanding at March 31, 2002 and December 31, 2001                                  34,806            34,806
  Additional paid-in capital                                                              207,602           207,602
  Accumulated distributions in excess of net income                                      (148,899)         (143,411)
                                                                                        ---------         ---------
    Total shareholders' equity                                                            116,680           122,168
                                                                                        ---------         ---------
Total liabilities and shareholders' equity                                              $ 183,386         $ 185,669
                                                                                        =========         =========

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Operations

Unaudited (In thousands, except per share data)                                      Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                   2002             2001
                                                                                   ----             ----
Revenues

  Rents                                                                          $  3,297         $  9,100
  Sales                                                                               945            2,110
  Interest and dividends                                                              461            1,834
  Other income                                                                         --                4
                                                                                 --------         --------
                                                                                    4,703           13,048
                                                                                 --------         --------

Expenses

  Property operating                                                                1,270            2,921
  Cost of goods sold                                                                1,373            2,049
  Real estate taxes                                                                   220              843
  Depreciation and amortization                                                       509            2,284
  Interest                                                                          1,203            3,436
  General and administrative                                                        1,618            1,996
                                                                                 --------         --------
                                                                                    6,193           13,529
                                                                                 --------         --------
Loss before gains on sales of real estate, extraordinary loss from early
   extinguishment of debt and preferred dividend                                   (1,490)            (481)
  Gains on sales of real estate                                                        --           29,987
                                                                                 --------         --------
(Loss) income before extraordinary loss from early extinguishment of debt
   and preferred dividend                                                          (1,490)          29,506
  Extraordinary loss from early extinguishment of debt                                 --             (889)
                                                                                 --------         --------
Net (loss) income before preferred dividend                                        (1,490)          28,617
   Preferred dividend                                                                (517)            (517)
                                                                                 --------         --------
Net (loss) income applicable to shares of beneficial interest                    $ (2,007)        $ 28,100
                                                                                 ========         ========

Per share data

Basic:
(Loss) income before extraordinary loss from early extinguishment
   of debt                                                                       $  (0.06)        $   0.73
Extraordinary loss from early extinguishment of debt                                   --            (0.02)
                                                                                 --------         --------
Net (loss) income applicable to shares of beneficial interest                    $  (0.06)        $   0.71
                                                                                 ========         ========

Diluted:
(Loss) income before extraordinary loss from early extinguishment
   of debt                                                                       $  (0.06)        $   0.66
Extraordinary loss from early extinguishment of debt                                   --            (0.02)
                                                                                 --------         --------
Net (loss) income applicable to shares of beneficial interest                    $  (0.06)        $   0.64
                                                                                 ========         ========

Basic weighted average shares                                                      34,806           39,654
                                                                                 ========         ========
Diluted weighted average shares                                                    34,806           44,499
                                                                                 ========         ========

                  See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Cash Flows

Unaudited (In thousands)                                                                       Three Months
                                                                                              Ended March 31,
                                                                                              ---------------
                                                                                           2002              2001
                                                                                           ----              ----
Cash used for operations
  Net (loss) income before preferred dividend                                           $  (1,490)        $  28,617
  Adjustments to reconcile net (loss) income before preferred dividend to net cash used for operations
      Depreciation and amortization                                                           509             2,284
      Extraordinary loss from early extinguishment of debt                                     --               889
      Gains on sales of real estate                                                            --           (29,987)
      Decrease in deferred items                                                             (313)             (968)
      Net changes in other operating assets and liabilities                                   500            (8,386)
                                                                                        ---------         ---------
        Net cash used for operations                                                         (794)           (7,551)
                                                                                        ---------         ---------

Cash provided by investing
  Principal received from mortgage loans                                                       --                48
  Net proceeds from sales of real estate                                                       --            43,567
  Purchase of investments                                                                (342,955)         (245,845)
  Proceeds from maturity of investments                                                   344,823           338,912
  Investments in building and tenant improvements                                             (61)             (544)
                                                                                        ---------         ---------
        Net cash provided by investing                                                      1,807           136,138
                                                                                        ---------         ---------

Cash used for financing
  Decrease in notes payable                                                                    (4)         (150,004)
  Proceeds from mortgage loans                                                                 --             6,500
  Repayment of mortgage loans - principal payments                                            (85)             (229)
  Repurchase of common shares                                                                  --              (139)
  Dividends paid on preferred shares of beneficial interest                                  (517)             (517)
                                                                                        ---------         ---------
        Net cash used for financing                                                          (606)         (144,389)
                                                                                        ---------         ---------
Increase (decrease) in cash and cash equivalents                                              407           (15,802)
Cash and cash equivalents at beginning of period                                            4,724            23,889
                                                                                        ---------         ---------
Cash and cash equivalents at end of period                                              $   5,131         $   8,087
                                                                                        =========         =========

Supplemental Disclosure of Cash Flow Information
   Interest paid                                                                        $   1,481         $   4,514
                                                                                        =========         =========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Dividends accrued on shares of beneficial interest and preferred shares
       of beneficial interest                                                           $   3,998         $     517
                                                                                        =========         =========
   Transfer of mortgage loan obligations in connection with real estate sales           $      --         $ 122,772
                                                                                        =========         =========
   Transfer of deferred obligation in connection with real estate sales                 $      --         $   1,775
                                                                                        =========         =========
   Issuance of mortgage loan receivable in connection with real estate sales            $      --         $   7,000
                                                                                        =========         =========

                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q MARCH 31, 2002
                     NOTES TO COMBINED FINANCIAL STATEMENTS

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

Accounting Policies

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement had no impact on the Trust's combined financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The adoption of this statement had no impact on the Trust's combined liquidity, financial position or result of operations, although in future years, sales of properties, if material to the overall financial results, would be presented in a manner similar to discontinued operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The effect of this statement on the Trust's financial statements would be the reclassification of extraordinary loss on early extinguishment of debt to continuing operations, however, this will have no effect on the Trust's net income applicable to shares of beneficial interest. The Trust intends to adopt FASB No. 145 as of January 1, 2003.

Earnings Per Share

The computation of basic and diluted earnings per share before extraordinary loss is as follows (in thousands, except per share data):

                                                                                       Three Months Ended
                                                                                            March  31,
                                                                                ------------------------------------
                                                                                   2002                    2001
                                                                                ------------           -------------
Basic
(Loss) income before extraordinary loss from early
    extinguishment of debt                                                      $   (1,490)              $   29,506
Preferred dividend                                                                    (517)                    (517)
                                                                                ----------               ----------
(Loss) income before extraordinary loss from early
    extinguishment of debt applicable to common shares                          $   (2,007)              $   28,989
                                                                                ==========               ==========

Basic weighted average shares                                                       34,806                   39,654
                                                                                ==========               ==========
(Loss) income per share before extraordinary loss from
    early extinguishment of debt                                                $    (0.06)              $    0.73
                                                                                ==========               =========

Diluted
(Loss) income before extraordinary loss from early
    extinguishment of debt                                                      $   (1,490)              $   29,506
Preferred dividend                                                                    (517)                      --
                                                                                ----------               ----------
(Loss) income before extraordinary loss from early
    extinguishment of debt applicable to common shares                          $   (2,007)              $   29,506
                                                                                ==========               ==========

Basic weighted average shares                                                       34,806                   39,654
Convertible preferred shares                                                            --                    4,845
                                                                                ----------               ----------
Diluted weighted average shares                                                     34,806                   44,499
                                                                                ==========               ==========
(Loss) income per share before extraordinary
    loss from early extinguishment of debt                                      $    (0.06)              $    0.66
                                                                                ==========               =========


The preferred shares are not included in diluted earnings per share calculation for the three months ended March 31, 2002, because they are anti-dilutive.

Dividends

         The Trust declared a dividend of $3.5 million ($0.10 per share) to common shareholders and a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders in the first quarter of 2002. Both dividends were paid April 30, 2002 to shareholders of record at the close of business on March 31, 2002.

Legal Proceedings

         On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf Corp. was approved by the Trust's board of Trustees in violation of duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five trustees and Gotham Partners, L.P. The Trust regards the lawsuit as being without merit and will vigorously defend against the asserted claims. The Trust does not believe that the suit will preclude or materially delay the completion of the proposed transaction.

Proposed Merger

         On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P., a shareholder of the Trust that is controlled by affiliates of William A. Ackman, Chairman of the Board of Trustees of the Trust, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P., pursuant to which the Trust agreed to merge with and into Gotham Golf. If consummated, the proposed transaction will result in the Trust's common shareholders receiving as merger consideration for each Common Share:

- $2.20 in cash, subject to possible deductions on account of dividends paid to holders of Common Shares prior to the completion of the proposed transaction (including a $0.10 cash dividend distributed to holders of record as of March 31, 2002 and an expected $0.10 cash dividend to be distributed to holders of record as of June 30, 2002), breaches of certain representations, warranties and covenants contained in the merger agreement and costs, fees and expenses associated with obtaining certain third-party consents for the proposed transaction;

- a choice of (1) an additional $0.35 in cash or (2) approximately 1/174th of a debt instrument with a face value of $100 and which is to be issued by Southwest Shopping Centers Co. II, L.L.C. ("SSCC"), a wholly owned subsidiary of the Trust, and indirectly secured by the Trust's principal real estate assets (the "Note"); and

- three-fiftieths (3/50ths) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase common stock of Gotham Golf at $20.00 per share and, subject to availability and proration, additional shares of common stock of Gotham Golf at $20.00 per share, for up to an aggregate of approximately $41 million of common stock of Gotham Golf.

         The proposed transaction is subject to approval of the Trust's common shareholders. There can be no assurance that the proposed transaction will be approved by the Trust's common shareholders or, if so approved, that the proposed transaction will be consummated.

         On May 13, 2002, Gotham Golf and SSCC filed a Registration Statement on Form S-4 containing preliminary proxy materials.

Business Segments

         The Trust's and Company's business segments include ownership of a shopping center, an office building, and a parking and transit ticket equipment manufacturing company. Management evaluates performance based upon net operating income. With respect to property assets, net operating income is property rent less property operating expense, and real estate taxes. With respect to the manufacturing company, net operating income is sales revenue less cost of goods sold. During the three months ended March 31, 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in the operations of the properties and realized a gain of approximately $30.0 million. Corporate interest expense consists of the Trust's senior notes and borrowings collateralized by U.S. Treasury Bills. Corporate depreciation and amortization consist primarily of the amortization of deferred issue costs. Corporate assets consist primarily of cash and cash equivalents and deferred issue costs for senior notes. All intercompany transactions between segments have been eliminated (see table of business segments).

Business Segments

                                    Three Months Ended March 31,
                                    ----------------------------
                                        2002             2001
                                        ----             ----
Rents and Sales

       Shopping Centers              $  2,927         $  4,612
       Office Buildings                   337            2,869
       Parking Facilities                  --            1,605
       Ventek                             945            2,110
       Corporate                           33               14
                                     --------         --------
                                        4,242           11,210

Less - Operating Expenses and
  Costs of Goods Sold

       Shopping Centers                 1,077            1,493
       Office Buildings                   193            1,280
       Parking Facilities                  --               24
       Ventek                           1,373            2,049
       Corporate                           --              124
                                     --------         --------
                                        2,643            4,970

Less - Real Estate Taxes

       Shopping Centers                   199              287
       Office Buildings                    21              209
       Parking Facilities                  --              347
                                     --------         --------
                                          220              843

Net Operating Income (Loss)
       Shopping Centers                 1,651            2,832
       Office Buildings                   123            1,380
       Parking Facilities                  --            1,234
       Ventek                            (428)              61
       Corporate                           33             (110)
                                     --------         --------
                                        1,379            5,397

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             2002              2001
                                                             ----              ----
Less - Depreciation and Amortization                      $     509         $   2,284

Less - Interest Expense                                       1,203             3,436

Corporate Income (Expense)
       Interest and dividends                                   461             1,834
       Other income                                              --                 4
       General and administrative                            (1,618)           (1,996)
                                                          ---------         ---------

Loss before Gains on Sales of Real Estate,
   Extraordinary Loss from Early Extinguishment of
       Debt and Preferred Dividend                        $  (1,490)        $    (481)
                                                          =========         =========

Capital Expenditures

       Shopping Centers                                   $       9         $      76
       Office Buildings                                          50               316
       Parking Facilities                                        --               114
       Ventek                                                     2                38
                                                          ---------         ---------
                                                          $      61         $     544
                                                          =========         =========


                                                                  March 31,
                                                                  ---------
                                                            2002              2001
                                                            ----              ----
Identifiable Assets
       Shopping Centers                                   $  59,529         $  63,782
       Office Buildings                                       2,351             2,548
       Ventek                                                 3,330             6,118
       Corporate                                            118,176           141,534
                                                          ---------         ---------
Total Assets                                              $ 183,386         $ 213,982
                                                          =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Proposed Transaction

     In April 2001, the Board of Trustees of the Trust established a Special Committee for the purpose of evaluating and advising the Board with respect to proposed transactions and other possible business alternatives that the Trust may pursue. The Special Committee, which is composed of Daniel J. Altobello and Bruce R. Berkowitz, independent Trustees of the Trust, retained Libra Securities, LLC and Duff & Phelps LLC as its financial advisors and Shaw Pittman LLP as its independent legal counsel.

     On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P., a shareholder of the Trust that is controlled by affiliates of William A. Ackman, Chairman of the Board of Trustees of the Trust, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P., pursuant to which the Trust agreed to merge with and into Gotham Golf. If consummated, the proposed transaction will result in the Trust's common shareholders receiving as merger consideration for each Common Share:

- $2.20 in cash, subject to possible deductions on account of dividends paid to holders of Common Shares prior to the completion of the proposed transaction (including a $0.10 cash dividend distributed to holders of record as of March 31, 2002 and an expected $0.10 cash dividend to be distributed to holders of record as of June 30, 2002), breaches of certain representations, warranties and covenants contained in the merger agreement and costs, fees and expenses associated with obtaining certain third-party consents for the proposed transaction;

- a choice of (1) an additional $0.35 in cash or (2) approximately 1/174th of a debt instrument with a face value of $100 and which is to be issued by Southwest Shopping Centers Co. II, L.L.C. ("SSCC"), a wholly owned subsidiary of the Trust, and indirectly secured by the Trust's principal real estate assets (the "Note"); and

- three-fiftieths (3/50ths) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase common stock of Gotham Golf at $20.00 per share and, subject to availability and proration, additional shares of common stock of Gotham Golf at $20.00 per share, for up to an aggregate of approximately $41 million of common stock of Gotham Golf.

         The proposed transaction is subject to approval of the Trust's common shareholders. There can be no assurance that the proposed transaction will be approved by the Trust's common shareholders or, if so approved, that the proposed transaction will be consummated.

Under the proposed transaction

- The Trust will merge with and into Gotham Golf a new corporation formed by Gotham Golf Partners, L.P. ("GGP"), which is a golf-course acquirer, owner and operator. As part of the transaction, Gotham and certain other GGP equityholders will contribute their respective limited partnership interests in GGP to Gotham Golf and their respective general partnership interests in GGP to a wholly owned limited liability company of Gotham Golf, in exchange for common stock of Gotham Golf. As a result, after the proposed transaction, Gotham Golf will directly and indirectly own approximately 92.5% of the equity interests in GGP, and Gotham and the other equityholders that contributed their equity interests in GGP in the proposed transaction will own approximately 52.55% of the shares of Gotham Golf stock, assuming that (i) all of the subscription rights to receive Gotham Golf common shares are exercised and (ii) no other equity of Gotham Golf will be issued on or prior to the effective time of the proposed transaction.

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

- Shareholders who receive their proportionate share of the Notes in the transaction will have the right to require the issuer of the Notes to redeem them on the 90th day after the effective time of the merger for $0.35 in cash for every approximately 1/174th of a Note received as merger consideration. Gotham has agreed to purchase from the issuer any redeemed Notes for the same redemption price paid by the issuer to the shareholders.

- The Notes will not be issued unless certain consents are obtained from the mortgage lender on the Park Plaza Mall and the rating agencies that originally rated the certificates backed by the first Park Plaza Mall mortgage. If any required consents, approvals or similar clearances with respect to the Notes cannot be timely obtained, the merger consideration will be adjusted to eliminate the ability for common shareholders to elect to receive the Notes in lieu of part of the cash consideration, and all shareholders will receive cash consideration of $2.55 per Common Share (subject to adjustment as described above.)

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

         The Trust's approval of the merger agreement was based on the recommendation of a Special Committee of independent trustees of the Trust's Board of Trustees. The Special Committee concluded that the transaction was in the best interests of the Trust and the Trust's common shareholders (other than Gotham and its affiliates), where such shareholders elect to receive $2.55 per share in cash in the merger. The Board of Trustees of the Trust, with Mr. Ackman not participating, unanimously voted in favor of the transaction. The Special Committee was advised by Libra Securities, LLC and Duff & Phelps, LLC, and Gotham and its affiliates were advised by Mercury Partners.

         INVESTORS AND SECURITY HOLDERS SHOULD READ THE DEFINITIVE MERGER AGREEMENT AND THE FORM S-4 OF GOTHAM GOLF AND SSCC FILED ON MAY 13, 2002 TO APPRISE THEMSELVES OF THE PROPOSED TRANSACTION. IN ADDITION, INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT/FINAL PROSPECTUS REGARDING THE BUSINESS COMBINATION TRANSACTION REFERENCED IN THE FOREGOING INFORMATION WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. The definitive proxy statement/prospectus will be filed with the Securities and Exchange Commission by the Trust, Gotham Golf and SSCC. Investors and security holders may obtain a free copy of the definitive proxy statement/final prospectus (when it becomes available) and other documents filed by the Trust, Gotham Golf and SSCC with the Securities and Exchange Commission at the Commission's website at www.sec.gov. The definitive proxy statement/final prospectus and these other documents may also be obtained for free from the Trust.

Liquidity and Capital Resources

         General

         Unrestricted and restricted cash increased by $0.4 million (to $5.1 million from $4.7 million) when comparing the balance at March 31, 2002 to the balance at December 31, 2001.

         The Trust's net cash provided by investing activities of $1.8 million was substantially offset by net cash used for operating activities of $0.8 million and $0.6 million of net cash used for financing activities. Cash used for financing activities included $0.5 million of cash dividends to preferred shareholders and $0.1 million of mortgage amortization. Cash provided by investing activities consisted of the excess of sales over purchases of U.S. Treasury Bills of approximately $1.9 million. Cash used for investing activities consisted of $0.1 million of improvements to properties.

         The Trust declared a dividend of $3.5 million ($0.10 per share) to common shareholders and a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders in the first quarter of 2002. Both dividends were paid April 30, 2002 to shareholders of record at the close of business on March 31, 2002.

         At March 31, 2002, the Trust owned $114.1 million in face value of U.S. Treasury Bills. The U.S. Treasury Bills are of maturities less than 90 days and classified as held to maturity. The average yield of the U.S. Treasury Bills for the quarter ended March 31, 2002 was 1.66%.

         The Trust was not directly affected by the events of the September 11th terrorist attacks; however, the attacks have had a negative effect on the economy which was already considered to be in a recession. The Trust could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs. The Trust's property insurance coverage as it relates to claims caused by terrorist incidents is limited to $1 million per occurrence and $5 million in the aggregate. The Trust expects that its insurance costs will increase when its policies are renewed in November 2002. The Trust's Directors and Officers insurance expires on May 31, 2002. The Trust expects the rates to increase upon renewal.

         On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf was approved by the Trust's board of trustees in violation of duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five trustees and Gotham Partners. The Trust regards the lawsuit as being without merit and will vigorously defend against the asserted claims. The Trust does not believe that the suit will preclude or materially delay the completion of the proposed transaction.

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

         Park Plaza Mall

         Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with the Trust that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land in the western part of Little Rock, Arkansas and have announced their intention to build an approximately 1.3 million square foot mall in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of this new mall. In the event that the new mall is built, Dillard's may decline to extend or renew its operating covenant and cease operating its stores at Park Plaza Mall. In the event Dillard's closes one or both of its stores at Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the likely departure of many of tenants pursuant to early termination provisions of their leases that may be triggered by the closure of one or both of the anchor stores. Park Plaza Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants would most likely result in an event of default under this mortgage.

         Local citizens have taken legal actions to reverse the decision of the Little Rock Board of Directors with respect to the new mall. At the end of February 2002, a trial took place to determine whether the property is to be re-zoned and on whether or not the voters of Little Rock can, by a vote, overturn the decision of the board. The Trust has been closely monitoring the litigation and, although not a party to the litigation, has expended and will continue to expend significant funds in support of a local citizen's effort to revise the decision of the Little Rock Board of Directors.

         Regardless of whether the proposed new mall is built, under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at Park Plaza Mall beyond July 2003. Dillard's has been approached to extend the operating covenant under the operating agreement, but to date, it has declined to do so. If Dillard's does not maintain its presence as an anchor store at Park Plaza Mall, the Park Plaza Mall would experience a loss of revenue and likely an event of default under the mortgage, thereby causing the value of the Park Plaza Mall to be materially and adversely affected. In such circumstances, there would be an impairment of the value of the property and a loss could be recognized. There can be no assurance that Dillard's will extend or renew its operating covenant on terms acceptable to the Trust.

         With respect to capital improvements, the Trust estimates that the Park Plaza Mall will need to repair or replace its roof at a cost of approximately $0.8 million to $1.2 million. The Trust plans to perform the repair or replacement over the next three years.

         VenTek

         The Company's subsidiary VenTek, a manufacturer of transit ticketing and parking equipment, has continued to incur significant operating losses. A new management firm was engaged by the Trust in December 2000 with the objective of improving operating results; however, unless VenTek is awarded significant new parking and/or transit ticketing contracts, it is unlikely that the new managers will be able to achieve this objective. In addition, the Trust has provided performance guarantees for two contracts between VenTek and transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacturing, installation and maintenance of transit ticket vending equipment manufactured by VenTek. The guarantees are anticipated to expire over the next two to three years based upon projected completion dates estimated by VenTek and the transit authorities. As of May 1, 2002, no amounts had been drawn against these guarantees. Since these projects are entering their final stages, management does not anticipate that payment will have to be made under the guarantees; however, if VenTek is unable to perform in accordance with these contracts and subsequent change orders, the Trust may be responsible for payment under these guarantees.

         Also, in connection with transit contracts, VenTek may be liable for liquidated damages related to delays in completion of the contracts. Liquidated damages have been asserted on two contracts. Management of VenTek disagrees with the basis of calculating the liquidated damages of one contract and does not believe it owes any significant amount with respect to the other contract. However, it is not known what the final amount of liquidated damages will be at this time.

         A summary of the Trust's borrowings and repayment timing is as follows (in millions):

                                                                 Payments Due by Period
                                                                 ----------------------
                                                       Less than          1-3               4-5              After 5
     Contractual Obligations           Total           1 Year             Years             Years            Years
     -------------------------------------------------------------------------------------------------------------
     Mortgage loan payable             $42.0           $0.2               $ 0.7             $0.8             $40.3
     Senior notes                      $12.5           $ --               $12.5             $ --                --
                                       ---------------------------------------------------------------------------
         Total                         $54.5           $0.2               $13.2             $0.8             $40.3
                                       ===========================================================================


Results of Operations

         Net loss applicable to common shares for the three months ended March 31, 2002 was $2.0 million as compared to a net income of $28.1 million for the three months ended March 31, 2001. Net income for the three months ended March 31, 2001 included gains on sales of real estate of $30.0 million. Gains on sales of real estate for the three months ended March 31, 2001 related to the sale of two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in operation of the properties (the "Purchased Assets"). Net income for the three months ended March 31, 2001 included a $0.9 million extraordinary loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Purchased Assets.

         Interest and dividends decreased during the three months ended March 31, 2002, as compared to the comparable period of 2001. The decrease is primarily a result of lower interest rates between the comparable three month periods. In addition, during the first quarter of 2001 a $0.3 million dividend was accrued on the preferred shares of HQ Global Holdings, Inc.

         Property net operating income, which is rents less property operating expenses and real estate taxes, decreased for the three months ended March 31, 2002 to $1.8 million from $5.3 million in 2001. The decrease was attributable to the sale of properties in March 2001.

         Property net operating income for the Trust's remaining real estate properties in the portfolio for the three months ended March 31, 2002 and 2001 increased by $0.1 million. The increase was mainly attributable to an increase in rental income of $0.2 million offset by an increase in operating expenses of $0.1 million at Park Plaza Mall.

         Depreciation, amortization and interest expense decreased when comparing the three months ended March 31, 2002 to the comparable period in 2001 due to the sale of properties in March 2001. With respect to the remaining properties, depreciation and amortization expense, and interest expense remained relatively constant.

         General and administrative expenses decreased by $0.4 million when comparing the three months ended March 31, 2002 and the comparable period in 2001. Included in general and administrative expenses for the three months ended March 31, 2002 are approximately $0.9 million of transaction costs related to the Gotham proposal. Also included in general and administrative expenses is $0.2 million and $0.3 million in 2002 and 2001, respectively to a firm providing management services to VenTek. Otherwise, general and administrative expenses decreased due to reduced legal, accounting, professional and management fees as a result of the Trust selling the majority of its assets in March 2001.

         The Company's manufacturing facility, VenTek, incurred a net loss of $0.5 million for the quarter ended March 31, 2002, as compared to a net loss of approximately $0.1 million for the quarter ended March 31, 2001. Revenue decreased for the three months ended March 31, 2002 to $0.9 million from $2.1 million in 2001 and cost of goods sold decreased to $1.4 million from $2.0 million for the same period. The decrease in both revenues and cost of goods sold is due to the winding down of current contracts and having nominal new business. In February 2002 eight employees were terminated. These employees were involved in both the production of transit ticketing and parking equipment, as well as administrative functions. Severance expenses of less than $0.1 million were recorded during the first quarter of 2002. The backlog for VenTek is approximately $0.8 million at March 31, 2002. Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek's backlog is subject to fluctuations and is not necessarily indicative of future sales. A failure to replace backlog could result in lower revenues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Interest Rate Risk

         All of the Trust's loans outstanding at March 31, 2002 have fixed interest rates. The Trust's investments in U.S. Treasury Bills and other U.S. Government Obligations mature in less than 90 days and therefore are not subject to significant interest rate risk.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf was approved by the Trust's Board of Trustees in violation of duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five trustees and Gotham Partners. The Trust regards the lawsuit as being without merit and will vigorously defend against the asserted claims. The Trust does not believe that the suit will preclude or materially delay the completion of the proposed transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:                  None

         (b)      Reports on Form 8K:

                  February 14, 2002

                      Item 5     -  On February 14, 2002, the Trust and Gotham
                                    Golf, L.P. announced that they have entered into a definitive Agreement and Plan of Merger and Contribution, pursuant to which the Trust will merge into Gotham Golf Corp.

                      Item 7(c)  -  Exhibits

                                    2.1 Agreement and Plan of Merger and
                                    Contribution, dated as of February 13, 2002.

                                    99.1 Press release dated February 14, 2002, jointly issued by the Trust, Gotham Partners, L.P. and Gotham Golf Partners, L.P.

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

                                              First Union Real Estate Equity and
                                                     Mortgage Investments
                                              ----------------------------------
                                                            (Trust)






Date: May 15, 2002                      By:   /s/ Neil H. Koenig
                                              ----------------------------------
                                              Neil H. Koenig,
                                              Interim Chief Financial Officer