Form 10-K/A
period 2001-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2002-07-17
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12-31-01	Commission file number 1-6249

First Union Real Estate Equity and Mortgage Investments
(Exact name of registrant as specified in its charter)

Ohio	34-6513657

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer (Identification No.)

125 Park Avenue, 14th Floor New York, New York	10017

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212)949-1373

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Shares of Beneficial Interest (Par Value $1 Per Share)	New York Stock Exchange

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

Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes     No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

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

TABLE OF CONTENTS – FORM 10-K/A-2

SIGNATURES

SIGNATURES
SIGNATURES

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

By: /s/ William A. Ackman William A. Ackman Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil H. Koenig Neil H. Koenig	Principal Executive Officer	July 17, 2002

/s/ Neil H. Koenig Neil H. Koenig	Principal Financial Officer	March 29, 2002

/s/ Neil H. Koenig Neil H. Koenig	Principal Accounting Officer	July 17, 2002

Trustees:

William A. Ackman*	)

Daniel J. Altobello*	)

Bruce R. Berkowitz*	)

Jeffrey B. Citrin*	)	March 29, 2002

Talton R. Embry*	)

Signature

*By: /s/Neil H. Koenig Neil H. Koenig, Attorney-in-Fact

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-2 amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, previously filed, to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

July 17, 2002	By: /s/Neil H. Koenig Neil H. Koenig Interim Chief Financial Officer

3