Form 10-Q
period 2002-06-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2002-08-14
CIK 37008

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002      Commission File Number 1-6249

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

                                 Yes |X| No | |

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    34,805,912 Shares of Beneficial Interest outstanding as of August 1, 2002

               Total number of pages contained in this report: 23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Balance Sheets


(In thousands, except share data)                                            June 30, 2002    December 31,
                                                                              (Unaudited)        2001
                                                                             -------------    ------------
ASSETS

Investments in real estate, at cost
  Land                                                                         $   6,086       $   6,086
  Buildings and improvements                                                      64,343          64,189
                                                                               ---------       ---------
                                                                                  70,429          70,275
  Less - Accumulated depreciation                                                (11,069)        (10,108)
                                                                               ---------       ---------
    Investments in real estate, net                                               59,360          60,167

Other assets

  Cash and cash equivalents - unrestricted                                         3,329           2,609
                            - restricted                                           1,820           2,115
  Accounts receivable and prepayments, net of allowances
      of $732 and $680, respectively                                               2,610           2,261
  Investments                                                                    108,903         116,005
  Inventory                                                                        1,194           1,971
  Unamortized debt issue costs, net                                                  315             351
  Other                                                                              171             190
                                                                               ---------       ---------
    Total assets                                                               $ 177,702       $ 185,669
                                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

  Mortgage loan                                                                $  41,917       $  42,078
  Note payable                                                                        88              96
  Senior notes                                                                    12,538          12,538
  Accounts payable and accrued liabilities                                         7,648           7,856
  Dividends payable                                                                3,998             517
  Deferred items                                                                     129             416
                                                                               ---------       ---------
    Total liabilities                                                             66,318          63,501
                                                                               ---------       ---------

Shareholders' equity

  Convertible preferred shares of beneficial interest, $25 per share liquidiation preference, 2,300,000 shares authorized, 984,800 shares
    outstanding at June 30, 2002 and December 31, 2001                            23,171          23,171
  Shares of beneficial interest, $1 par, unlimited authorized, 34,805,912
      outstanding at June 30, 2002 and December 31, 2001                          34,806          34,806
  Additional paid-in capital                                                     207,602         207,602
  Accumulated distributions in excess of net income                             (154,195)       (143,411)
                                                                               ---------       ---------
    Total shareholders' equity                                                   111,384         122,168
                                                                               ---------       ---------
Total liabilities and shareholders' equity                                     $ 177,702       $ 185,669
                                                                               =========       =========

                 See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Operations


Unaudited (In thousands, except per share data)                           Three Months Ended              Six Months Ended
                                                                                June 30,                       June 30,
                                                                        -----------------------       -----------------------
                                                                          2002           2001           2002           2001
                                                                        --------       --------       --------       --------
Revenues

    Rents                                                               $  3,407       $  3,065       $  6,704       $ 12,165
    Sales                                                                    647          1,921          1,592          4,031
    Interest and dividends                                                   436          1,715            897          3,549
    Other income                                                              --              1             --              5
                                                                        --------       --------       --------       --------
                                                                           4,490          6,702          9,193         19,750
                                                                        --------       --------       --------       --------

Expenses

    Property operating                                                     1,187          1,696          2,457          4,617
    Cost of goods sold                                                     1,116          1,779          2,489          3,828
    Real estate taxes                                                        241            102            461            945
    Depreciation and amortization                                            519            523          1,028          2,807
    Interest                                                               1,202          1,224          2,405          4,660
    General and administrative                                             1,523          1,732          3,141          3,728
    Write-down of investment                                                  --          2,700             --          2,700
                                                                        --------       --------       --------       --------
                                                                           5,788          9,756         11,981         23,285
                                                                        --------       --------       --------       --------

Loss before gains on sales of real estate and extraordinary loss
    from early extinguishment of debt                                     (1,298)        (3,054)        (2,788)        (3,535)
    Gains on sales of real estate                                             --            142             --         30,129
                                                                        --------       --------       --------       --------
(Loss) income before extraordinary loss from early extinguishment
    of debt                                                               (1,298)        (2,912)        (2,788)        26,594
    Extraordinary loss from early extinguishment of debt                      --             --             --           (889)
                                                                        --------       --------       --------       --------
Net (loss) income                                                         (1,298)        (2,912)        (2,788)        25,705
    Preferred dividend                                                      (517)          (517)        (1,034)        (1,034)
                                                                        --------       --------       --------       --------
Net (loss) income applicable to shares of beneficial interest           $ (1,815)      $ (3,429)      $ (3,822)      $ 24,671
                                                                        ========       ========       ========       ========

Per share data

Basic:
(Loss) income before extraordinary loss from early
    extinguishment of debt                                              $  (0.05)      $  (0.09)      $  (0.11)      $   0.67
Extraordinary loss from early extinguishment of debt                          --             --             --          (0.02)
                                                                        --------       --------       --------       --------
Net (loss) income applicable to shares of beneficial interest           $  (0.05)      $  (0.09)      $  (0.11)      $   0.65
                                                                        ========       ========       ========       ========

Diluted:
(Loss) income before extraordinary loss from early
    extinguishment of debt                                              $  (0.05)      $  (0.09)      $  (0.11)      $   0.62
Extraordinary loss from early extinguishment of debt                          --             --             --          (0.02)
                                                                        --------       --------       --------       --------
Net (loss) income applicable to shares of beneficial interest           $  (0.05)      $  (0.09)      $  (0.11)      $   0.60
                                                                        ========       ========       ========       ========

Basic weighted average shares                                             34,806         36,388         34,806         38,012
                                                                        ========       ========       ========       ========
Diluted weighted average shares                                           34,806         36,388         34,806         42,857
                                                                        ========       ========       ========       ========

                See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Cash Flows


Unaudited (In thousands)                                                                     Six Months
                                                                                           Ended June 30,
                                                                                      -------------------------
                                                                                         2002            2001
                                                                                      ---------       ---------
Cash used for operating activities
  Net (loss) income                                                                   $  (2,788)      $  25,705
  Adjustments to reconcile net (loss) income
    to net cash used for operating activities
      Depreciation and amortization                                                       1,028           2,807
      Write-down of investment                                                               --           2,700
      Extraordinary loss from early extinguishment of debt                                   --             889
      Gains on sales of real estate                                                          --         (30,129)
      Decrease in deferred items                                                           (287)           (906)
      Net changes in other operating assets and liabilities                                 220          (6,965)
                                                                                      ---------       ---------
        Net cash used for operating activities                                           (1,827)         (5,899)
                                                                                      ---------       ---------

Cash provided by investing activities
  Principal received from mortgage loans                                                     --           2,248
  Net proceeds from sales of real estate                                                     --          43,617
  Purchase of investments                                                              (734,493)       (639,807)
  Proceeds from maturity of investments                                                 741,595         738,787
  Investments in building and tenant improvements                                          (166)           (674)
                                                                                      ---------       ---------
        Net cash provided by investing activities                                         6,936         144,171
                                                                                      ---------       ---------

Cash used for financing activities
  Decrease in notes payable                                                                  (8)       (150,007)
  Proceeds from mortgage loans                                                               --           6,500
  Repayment of mortgage loans - principal payments                                         (161)           (299)
  Repurchase of common shares                                                                --         (11,625)
  Dividends paid on shares of beneficial interest                                        (3,481)             --
  Dividends paid on preferred shares of beneficial interest                              (1,034)         (1,034)
                                                                                      ---------       ---------
        Net cash used for financing activities                                           (4,684)       (156,465)
                                                                                      ---------       ---------
Increase (decrease) in cash and cash equivalents                                            425         (18,193)
Cash and cash equivalents at beginning of period                                          4,724          23,889
                                                                                      ---------       ---------
Cash and cash equivalents at end of period                                            $   5,149       $   5,696
                                                                                      =========       =========

Supplemental Disclosure of Cash Flow Information

   Interest Paid                                                                      $   2,405       $   5,464
                                                                                      =========       =========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Dividends accrued on shares of beneficial interest and preferred shares
         of beneficial interest                                                       $   3,998       $     517
                                                                                      =========       =========
   Transfer of mortgage loan obligations in connection with real estate sales         $      --       $ 122,772
                                                                                      =========       =========
   Transfer of deferred obligation in connection with real estate sales               $      --       $   1,775
                                                                                      =========       =========
   Issuance of mortgage loan receivable in connection with real estate sales          $      --       $   7,000
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

      The combined financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with generally accepted accounting principles consistently applied. Certain amounts from 2001 have been reclassified to conform to the 2002 presentation.

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The effect of this statement on the Trust's financial statements would be the reclassification of extraordinary loss on early extinguishment of debt to interest expense, however, this will have no effect on the Trust's net income applicable to shares of beneficial interest. The Trust intends to adopt FASB No. 145 as of January 1, 2003.

Earnings Per Share

The computation of basic and diluted earnings per share before extraordinary loss is as follows (in thousands, except per share data):


                                                                         Three Months Ended                Six Months Ended
                                                                                June 30,                    June 30,
                                                                     ----------------------------       --------------------------
                                                                        2002             2001              2002           2001
                                                                     -----------       ----------       -----------    -----------
Basic

(Loss) income before extraordinary loss from early
    extinguishment of debt                                           $  (1,298)        $   (2,912)      $    (2,788)    $   26,594
Preferred dividend                                                        (517)              (517)           (1,034)        (1,034)
                                                                     ---------         ----------       ------------    -----------
(Loss) income before extraordinary loss from early
    extinguishment of debt applicable to common shares               $  (1,815)        $   (3,429)      $    (3,822)        25,560
                                                                     ==========        ===========      ============    ==========

Basic weighted average shares                                           34,806             36,388            34,806         38,012
                                                                     =========         ==========       ===========     ==========
(Loss) income per share before extraordinary loss from
    early extinguishment of debt                                     $   (0.05)        $    (0.09)      $     (0.11)    $     0.67
                                                                     ==========        ===========      ============    ==========

Diluted

(Loss) income before extraordinary loss from early
    extinguishment of debt                                           $  (1,298)        $   (2,912)      $    (2,788)    $   26,594
Preferred dividend                                                        (517)              (517)           (1,034)            --
                                                                     ---------         -----------      ------------    ----------
(Loss) income before extraordinary loss from early
    extinguishment of debt applicable to common shares               $  (1,815)        $   (3,429)      $    (3,822)    $   26,594
                                                                     ==========        ===========      ============    ==========

Basic weighted average shares                                           34,806             36,388            34,806         38,012
Convertible preferred shares                                                --                 --                --          4,845
                                                                     ---------         ----------       -----------     ----------

Diluted weighted average shares                                         34,806             36,388            34,806         42,857
                                                                     =========         ==========       ===========     ==========
(Loss) income per share before extraordinary
    loss from early extinguishment of debt                           $   (0.05)        $    (0.09)      $    (0.11)     $     0.62
                                                                     ==========        ===========      ===========     ==========

The preferred shares are not included in the diluted earnings per share calculation for the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002, because they are anti-dilutive.

Dividends

         The Trust declared a dividend of $3.5 million ($0.10 per share) to common shareholders and a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders in both the first and second quarters of 2002. The first quarter dividends were paid April 30, 2002 to shareholders of record at the close of business on March 31, 2002. The second quarter dividends were paid July 31, 2002 to shareholders of record at the close of business on July 1, 2002.

Legal Proceedings

      On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf Corp. was approved by the Trust's Board of Trustees in violation of fiduciary duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five trustees and Gotham Partners, L.P. On June 6, 2002, the defendants filed with the court motions to dismiss the lawsuit. Oral arguments on the motions to dismiss were presented on July 15, 2002 in the Supreme Court of New York, New York County. A ruling on the motions to dismiss may not be issued for several weeks or longer following the oral argument. The Trust regards the lawsuit as being without merit and will vigorously defend against the asserted claims. The Trust does not believe that the suit will preclude or materially delay the completion of the proposed transaction.

Proposed Merger

      On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P., a shareholder of the Trust that is controlled by affiliates of William A. Ackman, Chairman of the Board of Trustees of the Trust, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P., pursuant to which the Trust agreed to merge with and into Gotham Golf. If consummated, the proposed transaction will result in the Trust's common shareholders receiving as merger consideration for each Common Share:

- $2.20 in cash, subject to possible deductions on account of (a) dividends paid to the Trust's common shareholders prior to the completion of the proposed transaction (including a $0.10 cash dividend distributed to holders of record of the Trust's common shares as of March 31, 2002 and a $0.10 cash dividend distributed to holders of record as of July 1, 2002),
      (b) breaches of certain representations, warranties and covenants contained in the merger agreement and (c) costs, fees and expenses associated with obtaining certain third-party consents for the proposed transaction;

- a choice of (a) an additional $0.35 in cash or (b) approximately 1/174th (0.0057461) of a debt instrument to be issued by Southwest Shopping Centers, Co. II, L.L.C. ("Southwest Shopping Centers"), with a face value of $100 (which is an effective price of $60.91 per face value of $100), indirectly secured by the Trust's principal real estate assets; and

- three-fiftieths (0.06) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase one Gotham Golf common share at $20.00 per share and, subject to availability and proration, additional Gotham Golf common shares at $20.00 per share, for up to an aggregate of approximately $41 million of Gotham Golf common shares.

      On May 13, 2002, Gotham Golf and Southwest Shopping Centers filed a Registration Statement on Form S-4 containing preliminary proxy materials. On July 18, 2002, Gotham Golf and Southwest Shopping Centers filed an amended Form S-4. The Trust filed additional materials on Form 13E-3 on May 13, 2002 and an amended Form 13E-3 on July 18, 2002. The merger is subject to certain customary closing conditions, including approval by the Trust's common shareholders and receipt of certain third-party consents. There can be no assurance that the proposed transaction will be consummated.

Contingency

      The Trust is aware of the proposed construction of a new mall in the vicinity of Park Plaza Mall (the "Mall") by a partnership of a mall developer and the anchor department store. Legal actions have been taken by local citizens of Little Rock, Arkansas to reverse the decision of the Little Rock board of directors with respect to the zoning for the development of the proposed new mall. A trial to determine whether the property is to be re-zoned and on whether or not the voters of Little Rock can vote to overturn the decision of the board occurred at the end of February 2002. On June 5, 2002, the court issued an opinion invalidating the decision of the board of directors. Furthermore, the court permanently enjoined the City of Little Rock from issuing any building permits or taking any other action pursuant to the invalid ordinances with respect to the proposed new mall. It is anticipated that one or more of the parties will appeal this decision to the Supreme Court of Arkansas. It is also possible that proponents of the new mall will file a new application to rezone the proposed area for the new mall. In the event that the new mall is built, the anchor store at the Mall may decline to extend or renew its operating covenant and cease operating its stores at the Mall. In the event the anchor store does not operate its stores at the Mall, the value of the Mall would be materially and adversely affected. Notwithstanding the above, if the anchor department store does not renew its operating agreement, the value of the Mall would be materially and adversely affected. The administrative expenses, principally legal fees related to this contingency, have been paid by the Trust.

Business Segments

      The Trust's and Company's business segments include ownership of a shopping center, an office building, and a parking and transit ticket equipment manufacturing company. Management evaluates performance based upon net operating income. With respect to property assets, net operating income is property rent less property operating expense, and real estate taxes. With respect to VenTek, a manufacturer of transit ticketing and parking equipment, net operating income is sales revenue less cost of goods sold. During the six months ended June 30, 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in the operations of the properties and realized a gain of approximately $30.1 million. Corporate assets consist primarily of cash and cash equivalents, investments and deferred issue costs for senior notes. All intercompany transactions between segments have been eliminated (see table of business segments).

Business Segments


                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                      2002          2001                   2002           2001
                                                    --------       -------               --------       --------
Rents and Sales

        Shopping Centers                             $ 2,963       $ 2,705               $  5,890       $  7,317
        Office Buildings                                 347           346                    684          3,215
        Parking Facilities                                --            14                     --          1,619
        Ventek                                           647         1,921                  1,592          4,031
        Corporate                                         97            --                    130             14
                                                     -------       -------               --------       --------
                                                       4,054         4,986                  8,296         16,196

Less - Operating Expenses and
  Costs of Goods Sold

        Shopping Centers                                 992         1,452                  2,069          2,945
        Office Buildings                                 168           179                    361          1,459
        Parking Facilities                                --            --                     --             24
        Ventek                                         1,116         1,779                  2,489          3,828
        Corporate                                         27            65                     27            189
                                                     -------       -------               --------       --------
                                                       2,303         3,475                  4,946          8,445

Less - Real Estate Taxes

        Shopping Centers                                 217           226                    416            513
        Office Buildings                                  24            21                     45            230
        Parking Facilities                                --            --                     --            347
        Corporate                                         --          (145)                    --           (145)
                                                     -------       -------               --------       --------
                                                         241           102                    461            945

Net Operating Income (Loss)
        Shopping Centers                               1,754         1,027                  3,405          3,859
        Office Buildings                                 155           146                    278          1,526
        Parking Facilities                                --            14                     --          1,248
        Ventek                                          (469)          142                   (897)           203
        Corporate                                         70            80                    103            (30)
                                                     -------       -------               --------       --------
                                                       1,510         1,409                  2,889          6,806


                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                      2002          2001                   2002           2001
                                                    --------       -------               --------       --------
Less - Depreciation and Amortization                 $   519       $   523               $  1,028       $  2,807

Less - Interest Expense                                1,202         1,224                  2,405          4,660

Corporate Income (Expense)
        Interest and dividends                           436         1,715                    897          3,549
        Other income                                      --             1                     --              5
        General and administrative                    (1,523)       (1,732)                (3,141)        (3,728)
        Write-down of investment                          --        (2,700)                    --         (2,700)
                                                     -------       -------               --------       --------

Loss before Gains on Sales of Real Estate and
   Extraordinary Loss from Early Extinguishment
   of Debt                                           $(1,298)      $(3,054)              $ (2,788)      $ (3,535)
                                                     =======       =======               ========       ========

Capital Expenditures

        Shopping Centers                             $    89       $    29               $     98       $    105
        Office Buildings                                  14            87                     64            403
        Parking Facilities                                --            --                     --            114
        Ventek                                             2            14                      4             52
                                                     -------       -------               --------       --------
                                                     $   105       $   130               $    166       $    674
                                                     =======       =======               ========       ========


                                                                                           2002          2001
                                                                                         --------      --------
Identifiable Assets

        Shopping Centers                                                                 $ 58,871      $ 59,870
        Office Buildings                                                                    2,367         2,513
        Ventek                                                                              3,330         5,444
        Corporate                                                                         113,134       130,274
                                                                                         --------      --------
Total Assets                                                                             $177,702      $198,101
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

      On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P., a shareholder of the Trust that is controlled by affiliates of William A. Ackman, Chairman of the Board of Trustees of the Trust, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P., pursuant to which the Trust agreed to merge with and into Gotham Golf. If consummated, the proposed transaction will result in the Trust's common shareholders receiving as merger consideration for each Common Share:

- $2.20 in cash, subject to possible deductions on account of (a) dividends paid to the Trust's common shareholders prior to the completion of the proposed transaction (including a $0.10 cash dividend distributed to holders of record of the Trust's common shares as of March 31, 2002 and a $0.10 cash dividend distributed to holders of record as of July 1, 2002),
      (b) breaches of certain representations, warranties and covenants contained in the merger agreement and (c) costs, fees and expenses associated with obtaining certain third-party consents for the proposed transaction;

- a choice of (a) an additional $0.35 in cash or (b) approximately 1/174th (0.0057461) of a debt instrument to be issued by Southwest Shopping Centers, Co. II, L.L.C. ("Southwest Shopping Centers"), with a face value of $100 (which is an effective price of $60.91 per face value of $100), indirectly secured by the Trust's principal real estate assets (such debt instrument referred to in this document as a note); and

- three-fiftieths (0.06) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase one Gotham Golf common share at $20.00 per share and, subject to availability and proration, additional Gotham Golf common shares at $20.00 per share, for up to an aggregate of approximately $41 million of Gotham Golf common shares.

      The proposed transaction is subject to approval of the Trust's common shareholders. There can be no assurance that the proposed transaction will be approved by the Trust's common shareholders or, if so approved, that the proposed transaction will be consummated.

Under the proposed transaction

- The Trust will merge with and into Gotham Golf a new corporation formed by Gotham Golf Partners, L.P. ("Gotham Golf Partners"), which is a golf-course acquirer, owner and operator. As part of the transaction, Gotham and certain other Gotham Golf Partners equityholders will contribute their respective limited partnership interests in Gotham Golf Partners to Gotham Golf and their respective general partnership interests in Gotham Golf Partners to a wholly owned limited liability company of Gotham Golf, in exchange for common stock of Gotham Golf. As a result, after the proposed transaction, Gotham Golf will directly and indirectly own approximately 92.5% of the equity interests in Gotham Golf Partners, and Gotham and the other equityholders that contributed their equity interests in Gotham Golf Partners in the proposed transaction will own approximately 52.55% of the shares of Gotham Golf stock, assuming that (i) all of the subscription rights to receive Gotham Golf common shares are exercised and (ii) no other equity of Gotham Golf will be issued on or prior to the effective time of the proposed transaction.

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

- The merger is subject to certain customary closing conditions, including approval by the Trust's common shareholders and receipt of certain third-party consents. There can be no assurance that the proposed transaction will be consummated.

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

      INVESTORS AND SECURITY HOLDERS SHOULD READ THE DEFINITIVE MERGER AGREEMENT AND THE AMENDED FORM S-4 OF GOTHAM GOLF AND SOUTHWEST SHOPPING CENTERS FILED ON JULY 18, 2002 TO APPRISE THEMSELVES OF THE PROPOSED TRANSACTION. IN ADDITION, INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT/FINAL PROSPECTUS REGARDING THE BUSINESS COMBINATION TRANSACTION REFERENCED IN THE FOREGOING INFORMATION WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. The definitive proxy statement/prospectus will be filed with the Securities and Exchange Commission by the Trust, Gotham Golf and Southwest Shopping Centers. Investors and security holders may obtain a free copy of the definitive proxy statement/final prospectus (when it becomes available) and other documents filed by the Trust, Gotham Golf and Southwest Shopping Centers with the Securities and Exchange Commission at the Commission's website at www.sec.gov. The definitive proxy statement/final prospectus and these other documents may also be obtained for free from the Trust.

Liquidity and Capital Resources

      General

      Unrestricted and restricted cash increased by $0.4 million (to $5.1 million from $4.7 million) when comparing the balance at June 30, 2002 to the balance at December 31, 2001.

      The Trust's net cash provided by investing activities of $6.9 million was substantially offset by net cash used for operating activities of $1.8 million and net cash used for financing activities of $4.7 million. Cash used for financing activities included $1.0 million of cash dividends to preferred shareholders, $3.5 million of cash dividends to common shareholders and $0.2 million of mortgage amortization. Cash provided by investing activities consisted of the excess of sales over purchases of U.S. Treasury Bills of $7.1 million. Cash used for investing activities consisted of $0.2 million of improvements to properties.

      The Trust declared a dividend of $3.5 million ($0.10 per share) to common shareholders and a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders in the second quarter of 2002. The dividend was paid July 31, 2002 to shareholders of record at the close of business on July 1, 2002. In addition, the Trust paid a dividend for the first quarter of 2002 of $3.5 million ($0.10 per share) to common shareholders and $0.5 million ($0.525 per share) to preferred shareholders.

      At June 30, 2002, the Trust owned $108.9 million in face value of U.S. Treasury Bills. The U.S. Treasury Bills are of maturities of less than 90 days and classified as held to maturity. The average yield for the six months ended June 30, 2002 was 1.68%.

      The Trust was not directly affected by the events of the September 11th terrorist attacks; however, the attacks have had a negative effect on the economy which was already considered to be in a recession. The Trust could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs. The Trust's property insurance coverage as it relates to claims caused by terrorist incidents is limited to $1 million per occurrence and $5 million in the aggregate. The Trust expects that its insurance costs will increase when its policies are renewed in November 2002. The Trust's Directors and Officers insurance was renewed on May 31, 2002. The rates increased upon renewal.

      On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf was approved by the Trust's board of trustees in violation of duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five trustees and Gotham Partners. On June 6, 2002, the defendants filed with the court motions to dismiss the lawsuit. Oral arguments on the motions to dismiss were presented on July 15, 2002 in the Supreme Court of New York, New York County. Consistent with the past practices of the Court, a ruling on the motions to dismiss may not be issued for several weeks or longer following the oral argument. The Trust regards the lawsuit as being without merit and will vigorously defend against the asserted claims. The Trust does not believe that the suit will preclude or materially delay the completion of the proposed transaction.

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

      Park Plaza Mall

      Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with the Trust that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land in the western part of Little Rock, Arkansas and have announced their intention to build an approximately 1.3 million square foot mall in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of this new mall. In the event that the new mall is built, Dillard's may decline to extend or renew its operating covenant and cease operating its stores at Park Plaza Mall. In the event Dillard's closes one or both of its stores at Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the likely departure of many of tenants pursuant to early termination provisions of their leases that may be triggered by the closure of one or both of the anchor stores. The Park Plaza Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants would most likely result in an event of default under this mortgage.

      Local citizens have taken legal actions to reverse the decision of the Little Rock Board of Directors with respect to the new mall. At the end of February 2002, a trial took place to determine whether the property is to be re-zoned and on whether or not the voters of Little Rock can, by a vote, overturn the decision of the board. On June 5, 2002, the court issued an opinion invalidating the decision of the board of directors as "arbitrary, capricious and unreasonable." Furthermore, the court permanently enjoined the City of Little Rock from issuing any building permits or taking any other action pursuant to the invalid ordinances with respect to the proposed new mall. It is anticipated that one or more of the parties will appeal this decision prior to the deadline for submitting an appeal to the Supreme Court of Arkansas. Any appeal would likely take at least 18 months to resolve, and there can be no assurance as to the length of time or potential outcome of such appeal. It is also possible that proponents of the new mall will file a new application to rezone the proposed area for the new mall. The Trust has been closely monitoring the litigation and, although not a party to the litigation, has expended and will continue to expend significant funds in support of a local citizen's effort to revise the decision of the Little Rock Board of Directors.

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

      VenTek

      The Company's subsidiary VenTek, a manufacturer of transit ticketing and parking equipment, has continued to incur significant operating losses. A new management firm was engaged by the Trust in December 2000 with the objective of improving operating results; however, unless VenTek is awarded significant new parking and/or transit ticketing contracts, it is unlikely that the new managers will be able to achieve this objective. In addition, the Trust has provided performance guarantees for two contracts between VenTek and transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacturing, installation and maintenance of transit ticket vending equipment manufactured by VenTek. The guarantees are anticipated to expire over the next two to three years based upon projected completion dates estimated by VenTek and the transit authorities. As of August 1, 2002, no amounts had been drawn against these guarantees. Since these projects are entering their final stages, management does not anticipate that payment will have to be made under the guarantees; however, if VenTek is unable to perform in accordance with these contracts and subsequent change orders, the Trust may be responsible for payment under these guarantees.

      Also, in connection with transit contracts, VenTek may be liable for liquidated damages related to delays in completion of the contracts. Liquidated damages have been asserted on two contracts. One of the contracts was settled during the six months ended June 30, 2002 for less than $0.1 million. Management of VenTek disagrees with the basis of calculating the liquidated damages on the second contract and does not believe VenTek owes a significant amount with respect to this contract. However, it is not known what the final amount of liquidated damages will be at this time.

      A summary of the Trust's borrowings and repayment timing is as follows (in millions):


                                                            Payments Due by Period

                                                            ----------------------
                                                       Less than          1-3               4-5              After 5
     Contractual Obligations           Total           1 Year             Years             Years            Years
     -----------------------           -----           ------             -----             -----            -----
     Mortgage loan payable             $41.9           $0.3                $ 0.7            $0.8              $40.1
     Senior notes                       12.5             --                 12.5              --                 --
     VenTek rent                         0.1            0.1                   --              --                 --
                                       -----           ----                -----             ----             -----
         Total                         $54.5           $0.4                $13.2             $0.8             $40.1
                                       =====           ====                =====             ====             =====

      In addition, the Trust holds leasehold interests in two leases for the two parcels of land underlying the Circle Tower property. The first parcel is owned in fee simple by the Trust, however, it is encumbered by a lease and a sublease which expire in 2018 at which time the Trust will hold unencumbered fee simple title to this parcel. The annual net rental payment is $5,000. The second parcel is not owned by the Trust; it occupies this parcel as the lessee under a ground lease. The ground lease's initial term expires in 2009, the Trust has exercised an option to renew the term of the ground lease for an additional 99 years until 2108. The annual rental payment under the ground lease is currently $18,000. The rent during the renewal term is to be determined under the ground lease as 4% of the appraised value of the real estate and improvements at the time of the expiration of the initial term.

Results of Operations

      Net loss applicable to common shares for the six months ended June 30, 2002 was $3.8 million as compared to net income of $24.7 million for the six months ended June 30, 2001. Net income for the six months ended June 30, 2001 included a write-down of an investment in warrants to purchase common shares of HQ Global Holdings Inc. ("HQ") of $2.7 million and gains on sales of real estate of approximately $30.1 million. Gains on sales of real estate for the six months ended June 30, 2001 related to the sale of two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in operations of the properties (the "Purchased Assets"). Net income for the six months ended June 30, 2001 also included a $0.9 million extraordinary loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Purchased Assets.

      Net loss applicable to common shares for the three months ended June 30, 2002 was $1.8 million as compared to a net loss of $3.4 million in the comparable period of 2001. The net loss for the three months ended June 30, 2001 included a $2.7 million write-down of an investment in warrants to purchase common shares of HQ.

      Interest and dividends decreased during the three and six months ended June 30, 2002, as compared to the comparable periods of 2001. The decrease is primarily a result of lower interest rates between the comparable three and six month periods. In addition, during the first and second quarter of 2001 a $0.7 million dividend was accrued on the preferred shares of HQ.

      Property net operating income, which is rents less property operating and real estate taxes, decreased for the six months ended June 30, 2002 to $3.8 million from $6.6 million in 2001. The decrease was attributable to the sale of properties in March 2001.

      Property net operating income increased for the three months ended June 30, 2002 to $2.0 million from $1.3 million in 2001. The increase was attributable to an increase in revenues of $0.3 million and a decrease in property operating expenses of $0.4 million. The increase of $0.3 million in revenues was primarily due to an increase in rental rates at Park Plaza. The decrease in operating expenses is primarily attributable to a decrease in the amount spent relating to the proposed Summit Mall.

      Property net operating income for the Trust's remaining real estate properties in the portfolio for the six months ended June 30, 2002 and 2001 increased by $0.7 million. The increase was attributable to an increase in revenues of $0.4 million and a decrease in operating expenses of $0.3 million. Revenues increased by $0.4 million for the properties remaining for the six months ended June 30, 2002 and 2001, primarily due to an increase in rental rates at Park Plaza. The decrease in operating expenses is primarily due to a decrease in the amount spent relating to the proposed Summit Mall.

      Depreciation, amortization and interest expense decreased when comparing the six months ended June 30, 2002 to the comparable periods in 2001 due to the sale of properties in March 2001. With respect to the remaining properties, depreciation and amortization expense, and interest expense remained relatively constant. For the three months ended June 30, 2002, depreciation, amortization and interest expense remained relatively constant when compared to the comparable period in 2001.

      General and administrative expenses decreased by $0.6 million when comparing the six months ended June 30, 2002 and the comparable period in 2001. Included in general and administrative expenses for the six months ended June 30, 2002 are approximately $1.5 million of transaction costs related to the Gotham proposal. Also included in general and administrative expenses is $0.4 million and $0.6 million in 2002 and 2001, respectively, to a firm providing management services to VenTek. Otherwise, general and administrative decreased due to reduced legal, accounting, professional and management fees primarily as a result of the Trust selling the majority of its assets in March 2001.

      General and administrative expenses decreased by $0.2 million when comparing the three months ended June 30, 2002 to the comparable period in 2001. Included in general and administrative expenses for the three months ended June 30, 2002 are approximately $0.6 million of transaction costs related to the Gotham proposal. Also included in general and administrative are $0.2 million and $0.3 million for the three months ended June 30, 2002 and 2001, respectively, to a firm providing management services to VenTek. Reducing general and administrative expenses for the 2002 period is a $0.2 million Canadian tax refund which was more than offset by additional legal expenses related to the preferred shareholders' lawsuit. Otherwise, general and administrative decreased primarily due to reduced legal and professional fees.

      The Company's manufacturing facility, VenTek, incurred a net loss of $1.0 million for the six months ended June 30, 2002, as compared to approximately breakeven for the six months ended June 30, 2001. Revenue decreased for the six months ended June 30, 2002 to $1.6 million from $4.0 million in 2001 and cost of goods sold decreased to $2.5 million from $3.8 million for the same period. For the three months ended June 30, 2002, VenTek incurred a net loss of $0.5 million as compared to approximately breakeven for the three months ended June 30, 2001. Revenue decreased for the three months ended June 30, 2002 to $0.6 million from $1.9 million in 2001 and cost of goods sold decreased to $1.1 million from $1.8 million for the same period. The decrease in both revenues and cost of goods sold is due to the winding down of current contracts and having nominal new business. For the six months ended June 30, 2002 nine employees were terminated. These employees were involved in both the production of transit ticketing and parking equipment, as well as administrative functions. Severance expenses of less than $0.1 million were recorded during the six months ended June 30, 2002. The backlog for VenTek is approximately $0.7 million at June 30, 2002. Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek's backlog is subject to fluctuations and is not necessarily indicative of future sales. A failure to replace backlog would result in lower revenues.

      Certain statements contained in this Form 10-Q that are forward-looking are based on current expectations that are subject to a number of uncertainties and risks, and actual results may differ materially. The uncertainties and risks include, but are not limited to, the risk that material adverse events will prelude consummation of the proposed transaction with Gotham Golf, changes in market activity, changes in local real estate conditions and markets, actions by competitors, interest rate movements and general economic conditions. Further information about these matters can be found in the Trust's Annual Report filed with the SEC on Forms 10K and 10K/A's.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Interest Rate Risk

      All of the Trust's loans outstanding at June 30, 2002 have fixed interest rates. The Trust's investments in U.S. Treasury Bills mature in less than 90 days and therefore are not subject to significant interest rate risk.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf was approved by the Trust's Board of Trustees in violation of fiduciary duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five trustees and Gotham Partners. On June 6, 2002, the defendants filed with the court motions to dismiss the lawsuit. Oral arguments on the motions to dismiss were presented on July 15, 2002 in the Supreme Court of New York, New York County. A ruling on the motions to dismiss may not be issued for several weeks or longer following the oral argument. The Trust regards the lawsuit as being without merit and will vigorously defend against the asserted claims. The Trust does not believe that the suit will preclude or materially delay the completion of the proposed transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

            99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8K: None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           First Union Real Estate Equity and
                                                  Mortgage Investments

                                         ---------------------------------------
                                                         (Trust)


Date:  August 14, 2002               By: /s/ Neil H. Koenig
                                         ---------------------------------------
                                         Neil H. Koenig,
                                         Interim Chief Financial Officer