Form 10-Q
period 2002-09-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2002-11-14
CIK 37008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period                        Commission File
ended September 30, 2002                         Number 1-6249

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
                                                            --------------

-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

                                                Shares of Beneficial Interest
            34,805,912                        outstanding as of November 1, 2002
--------------------------------------------------------------------------------

               Total number of pages contained in this report: 27

                          PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Balance Sheets

                                                                                  September 30,
(In thousands, except share data)                                                     2002       December 31,
                                                                                   (Unaudited)      2001
                                                                                    ---------     ---------
ASSETS
Investments in real estate, at cost
  Land                                                                              $   6,086     $   6,086
  Buildings and improvements                                                           64,654        64,189
                                                                                    ---------     ---------
                                                                                       70,740        70,275
  Less - Accumulated depreciation                                                     (11,549)      (10,108)
                                                                                    ---------     ---------
    Investments in real estate, net                                                    59,191        60,167
Other assets
  Cash and cash equivalents - unrestricted                                              4,302         2,609
                            - restricted                                                1,739         2,115
  Accounts receivable and prepayments, net of allowances
      of $686 and $680, respectively                                                    2,163         2,261
  Investments                                                                         102,978       116,005
  Inventory                                                                             1,347         1,971
  Unamortized debt issue costs, net                                                       296           351
  Other                                                                                   163           190
                                                                                    ---------     ---------
    Total assets                                                                    $ 172,179     $ 185,669
                                                                                    =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loan                                                                     $  41,850     $  42,078
  Note payable                                                                             84            96
  Senior notes                                                                         12,538        12,538
  Accounts payable and accrued liabilities                                              7,260         7,856
  Dividends payable                                                                       517           517
  Deferred items                                                                           78           416
                                                                                    ---------     ---------
    Total liabilities                                                                  62,327        63,501
                                                                                    ---------     ---------
Shareholders' equity
  Convertible preferred shares of beneficial interest, $25 per share liquidation preference, 2,300,000 shares authorized, 984,800 shares
    outstanding at September 30, 2002 and December 31, 2001                            23,171        23,171
  Shares of beneficial interest, $1 par, unlimited authorized, 34,805,912
    outstanding at September 30, 2002 and December 31, 2001                            34,806        34,806
  Additional paid-in capital                                                          207,602       207,602
  Accumulated distributions in excess of net income                                  (155,727)     (143,411)
                                                                                    ---------     ---------
    Total shareholders' equity                                                        109,852       122,168
                                                                                    ---------     ---------
Total liabilities and shareholders' equity                                          $ 172,179     $ 185,669
                                                                                    =========     =========

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Operations

Unaudited (In thousands, except per share data)                        Three Months Ended         Nine Months Ended
                                                                          September 30,              September 30,
                                                                      ---------------------     ---------------------
                                                                        2002        2001         2002          2001
                                                                      --------     --------     --------     --------
Revenues
     Rents                                                            $  3,309     $  3,105     $ 10,013     $ 15,270
     Sales                                                                 602        1,722        2,194        5,753
     Interest and dividends                                                421          971        1,318        4,520
     Other income                                                          475           --          475            5
                                                                      --------     --------     --------     --------
                                                                         4,807        5,798       14,000       25,548
                                                                      --------     --------     --------     --------
Expenses
     Property operating                                                  1,489        1,289        3,946        5,906
     Cost of goods sold                                                  1,049        2,722        3,538        6,550
     Real estate taxes                                                     213           36          674          981
     Depreciation and amortization                                         512          523        1,540        3,330
     Interest                                                            1,480        1,222        3,885        5,882
     General and administrative                                          1,079          639        4,220        4,367
     Write-down of investment                                               --        4,363           --        7,063
                                                                      --------     --------     --------     --------
                                                                         5,822       10,794       17,803       34,079
                                                                      --------     --------     --------     --------
Loss before (loss) gains on sales of real estate and extraordinary
     loss from early extinguishment of debt                             (1,015)      (4,996)      (3,803)      (8,531)
     (Loss) gains on sale of real estate                                    --          (14)          --       30,115
                                                                      --------     --------     --------     --------
(Loss) income before extraordinary loss from early
     extinguishment of debt                                             (1,015)      (5,010)      (3,803)      21,584
     Extraordinary loss from early extinguishment of debt                   --           --           --         (889)
                                                                      --------     --------     --------     --------
Net (loss) income                                                       (1,015)      (5,010)      (3,803)      20,695
     Preferred dividend                                                   (517)        (517)      (1,551)      (1,551)
                                                                      --------     --------     --------     --------
Net (loss) income applicable to shares of beneficial interest         $ (1,532)    $ (5,527)    $ (5,354)    $ 19,144
                                                                      ========     ========     ========     ========
Per share data
Basic:
(Loss) income before extraordinary loss from early                    $  (0.04)    $  (0.16)    $  (0.15)    $   0.54
     extinguishment of debt
Extraordinary loss from early extinguishment of debt                        --           --           --        (0.02)
                                                                      --------     --------     --------     --------
Net (loss) income applicable to shares of beneficial interest         $  (0.04)    $  (0.16)    $  (0.15)    $   0.52
                                                                      ========     ========     ========     ========
Diluted:
(Loss) income before extraordinary loss from early                    $  (0.04)    $  (0.16)    $  (0.15)    $   0.52
     extinguishment of debt
Extraordinary loss from early extinguishment of debt                        --           --           --        (0.02)
                                                                      --------     --------     --------     --------
Net (loss) income applicable to shares of beneficial interest         $  (0.04)    $  (0.16)    $  (0.15)    $   0.50
                                                                      ========     ========     ========     ========
Basic weighted average shares                                           34,806       34,806       34,806       36,931
                                                                      ========     ========     ========     ========
Diluted weighted average shares                                         34,806       34,806       34,806       41,777
                                                                      ========     ========     ========     ========

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Cash Flows

Unaudited (In thousands)                                                                 Nine Months
                                                                                      Ended September 30,
                                                                                 ---------------------------
                                                                                    2002            2001
                                                                                 -----------     -----------
Cash used for operating activities
  Net (loss) income                                                              $    (3,803)    $    20,695
  Adjustments to reconcile net (loss) income
    to net cash used for operating activities
      Depreciation and amortization                                                    1,540           3,330
      Write-down of investment                                                            --           7,063
      Extraordinary loss from early extinguishment of debt                                --             889
      Gains on sales of real estate                                                       --         (30,115)
      Decrease in deferred items                                                        (338)           (897)
      Net changes in other operating assets and liabilities                              126          (7,297)
                                                                                 -----------     -----------
        Net cash used for operating activities                                        (2,475)         (6,332)
                                                                                 -----------     -----------
Cash provided by investing activities
  Principal received from mortgage loans                                                  --           7,048
  Net proceeds from sales of real estate                                                  --          43,617
  Purchase of investments                                                         (1,146,175)       (951,276)
  Proceeds from maturity of investments                                            1,159,202       1,044,083
  Investments in building and tenant improvements                                       (482)           (729)
                                                                                 -----------     -----------
        Net cash provided by investing activities                                     12,545         142,743
                                                                                 -----------     -----------
Cash used for financing activities
  Decrease in notes payable                                                              (12)       (150,011)
  Proceeds from mortgage loans                                                            --           6,500
  Repayment of mortgage loans - principal payments                                      (228)           (360)
  Repurchase of common shares                                                             --         (11,625)
  Dividends paid on shares of beneficial interest                                     (6,962)             --
  Dividends paid on preferred shares of beneficial interest                           (1,551)         (1,551)
                                                                                 -----------     -----------
        Net cash used for financing activities                                        (8,753)       (157,047)
                                                                                 -----------     -----------
Increase (decrease) in cash and cash equivalents                                       1,317         (20,636)
Cash and cash equivalents at beginning of period                                       4,724          23,889
                                                                                 -----------     -----------
Cash and cash equivalents at end of period                                       $     6,041     $     3,253
                                                                                 ===========     ===========
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                                 $     4,163     $     6,964
                                                                                 ===========     ===========
Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Dividends accrued on preferred shares of beneficial interest                  $       517     $       517
                                                                                 ===========     ===========
   Transfer of mortgage loan obligations in connection with real estate sales    $        --     $   122,722
                                                                                 ===========     ===========
   Transfer of deferred obligation in connection with real estate sales          $        --     $     1,775
                                                                                 ===========     ===========
   Issuance of mortgage loan receivable in connection with real estate sales     $        --     $     7,000
                                                                                 ===========     ===========

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The effect of this statement on the Trust's financial statements would be the reclassification of extraordinary loss on early extinguishment of debt to interest expense, however, this will have no effect on the Trust's net income applicable to shares of beneficial interest. The Trust intends to adopt FASB No. 145 as of January 1, 2003.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Trust does not expect that this statement will have a material effect on the Trust's financial statements.

Earnings Per Share

      The computation of basic and diluted earnings per share before extraordinary loss is as follows (in thousands, except per share data):

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,            September 30,
                                                          ---------------------     ---------------------
                                                            2002         2001         2002        2001
                                                          --------     --------     --------     --------
Basic
(Loss) income before extraordinary loss from early
    extinguishment of debt                                $ (1,015)    $ (5,010)    $ (3,803)    $ 21,584
Preferred dividend                                            (517)        (517)      (1,551)      (1,551)
                                                          --------     --------     --------     --------
(Loss) income before extraordinary loss from early
    extinguishment of debt applicable to common shares    $ (1,532)    $ (5,527)    $ (5,354)      20,033
                                                          ========     ========     ========     ========
Basic weighted average shares                               34,806       34,806       34,806       36,931
                                                          ========     ========     ========     ========
(Loss) income per share before extraordinary loss from
    early extinguishment of debt                          $  (0.04)    $  (0.16)    $  (0.15)    $   0.54
                                                          ========     ========     ========     ========
Diluted
(Loss) income before extraordinary loss from early
    extinguishment of debt                                $ (1,015)    $ (5,010)    $ (3,803)    $ 21,584
Preferred dividend                                            (517)        (517)      (1,551)          --
                                                          --------     --------     --------     --------
(Loss) income before extraordinary loss from early
    extinguishment of debt applicable to common shares    $ (1,532)    $ (5,527)    $ (5,354)    $ 21,584
                                                          ========     ========     ========     ========
Basic weighted average shares                               34,806       34,806       34,806       36,931
Convertible preferred shares                                    --           --           --        4,846
                                                          --------     --------     --------     --------
Diluted weighted average shares                             34,806       34,806       34,806       41,777
                                                          ========     ========     ========     ========
(Loss) income per share before extraordinary
    loss from early extinguishment of debt                $  (0.04)    $  (0.16)    $  (0.15)    $   0.52
                                                          ========     ========     ========     ========

The preferred shares are not included in the diluted earnings per share calculation for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002, because they are anti-dilutive.

Dividends

      The Trust declared a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders in the first, second and third quarters of 2002. The Trust declared a dividend of $3.5 million ($0.10 per share) to common shareholders in both the first and second quarters of 2002. The first quarter dividends were paid April 30, 2002 to shareholders of record at the close of business on March 31, 2002. The second quarter dividends were paid July 31, 2002 to shareholders of record at the close of business on July 1, 2002. The third quarter dividends were paid October 31, 2002 to shareholders of record at the close of business on September 30, 2002.

Legal Proceedings

Preferred Shareholder Litigation

      On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf Corp. was approved by the Trust's Board of Trustees in violation of fiduciary duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five trustees and Gotham Partners, L.P. The Trust and the other defendants filed a motion to dismiss the lawsuit. An oral argument on the motion to dismiss was held on July 15, 2002. Discovery on the case has been stayed pending the decision of the court. As of October 31, 2002, the court has not issued a decision on the motion. The Trust regards the lawsuit as being without merit and will vigorously defend against the asserted claims. The Trust does not believe that the suit will preclude or materially delay the completion of the proposed transaction.

Indemnity to Imperial Parking Corporation

      In 1999, Newcourt Financial Ltd. brought a claim in Ontario against an affiliate of the Trust and Imperial Parking Limited alleging a breach of a contract between the Trust affiliate and Newcourt Financial's predecessor-in-interest, Oracle Credit Corporation and Oracle Corporation Canada, Inc. The Trust affiliate and Imperial Parking Limited brought a separate action in British Columbia against Newcourt, Oracle Credit Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's board of trustees and the Imperial Parking board of directors. On March 27, 2000, in connection with the spinoff of Imperial Parking Corporation (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust granted a full indemnity to Imperial Parking Corporation in respect of all damages arising from the outstanding actions.

      Numerous attempts to settle this matter have not been successful. The Trust has reserved $575,000 in its consolidated financial statements for this claim. The reserved amount consists of the face amount of the contract of $425,000 and estimated costs of $150,000. The amount of the claim, $825,000, includes Newcourt's calculation of interest on the amount due at the default rate under the contract. The Trust believes that, due to the failure of attempted settlement negotiations, discovery will commence, and the matter will become more actively litigated. The Trust intends to defend vigorously against the claims brought against the parties that it has indemnified and to pursue their separate claims with respect to this matter.

Mountaineer Mall Claim

      The Trust was named as a defendant in a lawsuit filed in connection with a contractor's claim relative to the construction of a portion of the Mountaineer Mall, located in Morgantown, West Virginia. The construction of the mall commenced in 1993 and was completed in 1995. The mall was sold in July 1999. A trial on the merits of the lawsuit was held in 1997. The court made a number of findings of fact and conclusions of law with respect to the lawsuit.

      In October 2002, after the failure of the parties to settle the matter, the court issued an order providing that the claimant was entitled to recover from the Trust the principal amount of $266,076 in damages plus various interest amounts, which, when added to the principal amount, would result in an aggregate damage award of $494,382 against the Trust. The court's order provided, however, that the amount of the damage award is subject to offset by the amount of legal fees and expenses reasonably and necessarily incurred by the Trust in defending a certain mechanic's lien claim asserted by the plaintiff in the lawsuit. The court further directed that the plaintiff and the Trust negotiate in good faith as to the amount of such expense and that, if the parties are unable to agree as to the appropriate offset, the court would schedule an evidentiary hearing for the purpose of resolving the issue.

      In response to the October 2002 order, the Trust's counsel in the litigation has been attempting to determine the amount of allowable offset to reduce the damages assessed against the Trust. As this matter is subject to further negotiation and possible further court proceedings to reach a final resolution, the Trust is not able to predict the final outcome of this claim. The outcome will not have a significant impact on the combined financial position of the Trust.

Proposed Merger

      On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P., a shareholder of the Trust that is controlled by affiliates of William A. Ackman, Chairman of the Board of Trustees of the Trust, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P., pursuant to which the Trust agreed to merge with and into Gotham Golf. The parties subsequently adopted Amendment No. 1 to the merger agreement on April 24, 2002, Amendment No. 2 to the merger agreement on September 24, 2002 and Amendment No. 3 to the merger agreement on October 24, 2002. If consummated, the proposed transaction will result in the Trust's common shareholders receiving as merger consideration for each common share:

-     $1.98 in cash;

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

      On May 13, 2002, Gotham Golf and Southwest Shopping Centers filed a Registration Statement on Form S-4 containing preliminary proxy materials. The Registration Statement, as amended on July 18, 2002, August 26, 2002, September 27, 2002 and October 31, 2002, was declared effective by the Securities and Exchange Commission on November 1, 2002. The Trust filed additional materials on
Schedule 13E-3 on May 13, 2002, as amended by Schedules 13E-3/A filed on July 18, 2002, August 26, 2002, September 27, 2002, and October 31, 2002. The merger is subject to certain customary closing conditions, including approval by the Trust's common shareholders at a special meeting to be held on November 25, 2002, and receipt of certain third-party consents. There can be no assurance that the proposed transaction will be consummated.

Contingency

      The Trust is aware of the proposed construction of a new mall in the vicinity of Park Plaza Mall (the "Mall") by a partnership of a mall developer and the anchor department store. Legal actions have been taken by local citizens of Little Rock, Arkansas to reverse the decision of the Little Rock board of directors with respect to the zoning for the development of the proposed new mall. A trial to determine whether the property is to be re-zoned and on whether or not the voters of Little Rock can vote to overturn the decision of the board occurred at the end of February 2002. On June 5, 2002, the court issued an opinion invalidating the decision of the board of directors and as a result, the zoning of the site reverted to its prior status as a residential use property. Furthermore, the court permanently enjoined the City of Little Rock from issuing any building permits or taking any other action pursuant to the invalid ordinances with respect to the proposed new mall. The proponents of the new mall have filed a notice of appeal of the decision in the Supreme Court of Arkansas. It is also possible that proponents of the new mall will file a new application to rezone the proposed area for the new mall for commercial use and, specifically for large-scale retail use. The administrative expenses, principally legal fees related to this contingency, have been paid by the Trust.

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

Business Segments (in thousands)

                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                 ---------------------     ---------------------
                                   2002         2001         2002         2001
                                 --------     --------     --------     --------
Rents and Sales
       Shopping Centers          $  2,934     $  2,760     $  8,824     $ 10,077
       Office Buildings               342          352        1,026        3,567
       Parking Facilities              --           --           --        1,619
       VenTek                         602        1,722        2,194        5,753
       Corporate                       33           (7)         163            7
                                 --------     --------     --------     --------
                                    3,911        4,827       12,207       21,023
Less - Operating Expenses and
  Costs of Goods Sold
       Shopping Centers             1,163        1,217        3,232        4,162
       Office Buildings               185          172          546        1,631
       Parking Facilities              --           --           --           24
       VenTek                       1,049        2,722        3,538        6,550
       Corporate                      141         (100)         168           89
                                 --------     --------     --------     --------
                                    2,538        4,011        7,484       12,456
Less - Real Estate Taxes
       Shopping Centers               203          199          619          712
       Office Buildings                22           21           67          251
       Parking Facilities              --           --           --          347
       Corporate                      (12)        (184)         (12)        (329)
                                 --------     --------     --------     --------
                                      213           36          674          981
Net Operating Income (Loss)
       Shopping Centers             1,568        1,344        4,973        5,203
       Office Buildings               135          159          413        1,685
       Parking Facilities              --           --           --        1,248
       VenTek                        (447)      (1,000)      (1,344)        (797)
       Corporate                      (96)         277            7          247
                                 --------     --------     --------     --------
                                    1,160          780        4,049        7,586

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                    -------------------     -------------------
                                                     2002        2001        2002         2001
                                                    -------     -------     -------     -------
Less - Depreciation and Amortization                $   512     $   523     $ 1,540     $ 3,330
Less - Interest Expense                               1,480       1,222       3,885       5,882
Corporate Income (Expense)
       Interest and dividends                           421         971       1,318       4,520
       Other income                                     475          --         475           5
       General and administrative                    (1,079)       (639)     (4,220)     (4,367)
       Write-down of investment                          --      (4,363)         --      (7,063)
                                                    -------     -------     -------     -------
Loss before Gains on Sales of Real Estate and
    Extraordinary Loss from Early Extinguishment
    of Debt                                         $(1,015)    $(4,996)    $(3,803)    $(8,531)
                                                    =======     =======     =======     =======
Capital Expenditures
       Shopping Centers                             $   240     $    28     $   256     $   133
       Office Buildings                                  73          25         219         428
       Parking Facilities                                --          --          --         114
       VenTek                                             3           2           7          54
                                                    -------     -------     -------     -------
                                                    $   316     $    55     $   482     $   729
                                                    =======     =======     =======     =======

                               September 30,
                           --------------------
                             2002        2001
                           --------    --------
Identifiable Assets
       Shopping Centers    $ 57,841    $ 59,623
       Office Buildings       2,358       2,413
       VenTek                 2,904       4,049
       Corporate            109,076     124,552
                           --------    --------
Total Assets               $172,179    $190,637
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

      On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P., a shareholder of the Trust that is controlled by affiliates of William A. Ackman, Chairman of the Board of Trustees of the Trust, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P. ("Gotham Partners"), pursuant to which the Trust agreed to merge with and into Gotham Golf. The merger agreement provided that the Trust's common shareholders would receive as merger consideration for each common share $2.20 in cash, subject to possible deductions on account of dividends paid to the Trust's common shareholders prior to completion of the transaction, breaches of certain representations, warranties and covenants contained in the merger agreement and costs, fees and expenses associated with obtaining certain third-party consents for the proposed transaction, a choice of an additional $0.35 in cash or a debt instrument and a subscription right to purchase common shares of Gotham Golf. The merger agreement also provided that Gotham Golf would exchange the outstanding shares of the Trust's convertible preferred shares for shares of Gotham Golf Series A Cumulative Convertible Redeemable Preferred Stock, par value $25.00 per share, having terms and conditions substantially identical to those as the Trust's convertible preferred shares had with respect to the Trust.

      On April 24, 2002, the parties adopted Amendment No. 1 to the merger agreement to change the formula in which the conversion price of Gotham Golf convertible preferred shares is determined and to extend the time during which Gotham Partners can elect not to include the note option as part of the merger consideration to any time prior to the effective time of the merger.

      On September 24, 2002, the parties adopted Amendment No. 2 to the merger agreement to reduce the cash merger consideration by $0.20 to reflect the amount that would have been deducted from the merger consideration at closing on account of dividends paid to the Trust's common shareholders prior to completion of the transaction and by an additional $0.02 to reflect the Trust's and Gotham Partners's agreement, based on the good faith estimate of the parties, of the amount that may result from possible breaches of certain representations, warranties and covenants contained in the merger agreement and costs, fees and expenses associated with obtaining certain third-party consents for the proposed transaction. The parties also agreed to eliminate from the merger agreement all provisions relating to any reduction in the cash merger consideration.

      Finally, on October 24, 2002, in order to facilitate the listing of the Gotham Golf convertible preferred shares on the American Stock Exchange, the parties adopted Amendment No. 3 to the merger agreement to provide a right to holders of Gotham Golf convertible preferred shares to approve of, by a majority vote, the creation of, or increase in the authorized amount of, any additional class of preferred stock with a liquidation preference equal to that of the Gotham Golf convertible preferred shares.

      If consummated, the proposed transaction as contemplated by the amended merger agreement will result in the Trust's common shareholders receiving as merger consideration for each common share:

-     $1.98 in cash;

- a choice of (a) an additional $0.35 in cash or (b) approximately 1/174th (0.0057461) of a debt instrument to be issued by Southwest Shopping Centers, Co. II, L.L.C., with a face value of $100 (which is an effective price of $60.91 per face value of $100), indirectly secured by the Trust's principal real estate assets (such debt instrument referred to in this document as a note); and

- three-fiftieths (0.06) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase one Gotham Golf common share at $20.00 per share and, subject to availability and proration, additional Gotham Golf common shares at $20.00 per share, for up to an aggregate of approximately $41 million of Gotham Golf common shares.

      The proposed transaction is subject to approval of the Trust's common shareholders at a special meeting to be held on November 25, 2002. There can be no assurance that the proposed transaction will be approved by the Trust's common shareholders or, if so approved, that the proposed transaction will be consummated.

Under the proposed transaction

- The Trust will merge with and into Gotham Golf a new corporation formed by Gotham Golf Partners, L.P. ("Gotham Golf Partners"), which is a golf course acquirer, owner and operator. As part of the transaction, Gotham Partners and certain other Gotham Golf Partners equityholders will contribute their respective limited partnership interests in Gotham Golf Partners to Gotham Golf and their respective general partnership interests in Gotham Golf Partners to a wholly owned limited liability company of Gotham Golf, in exchange for common stock of Gotham Golf. As a result, after the proposed transaction, Gotham Golf will directly and indirectly own approximately 92.5% of the equity interests in Gotham Golf Partners, and Gotham Partners and the other equityholders that contributed their equity interests in Gotham Golf Partners in the proposed transaction will own approximately 52.55% of the shares of Gotham Golf stock, assuming that
      (i) all of the subscription rights to receive Gotham Golf common shares are exercised and (ii) no other equity of Gotham Golf will be issued on or prior to the effective time of the proposed transaction.

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

- Shareholders who receive their proportionate share of the notes in the transaction will have the right to require the issuer of the notes to redeem them on the 90th day after the effective time of the merger for $0.35 in cash for every approximately 1/174th of a note received as merger consideration. Gotham Partners has agreed to purchase from the issuer any redeemed notes for the same redemption price paid by the issuer to the shareholders.

- The notes will not be issued unless certain consents are obtained from the mortgage lender on the Park Plaza Mall and the rating agencies that originally rated the certificates backed by the first Park Plaza Mall mortgage. If any required consents, approvals or similar clearances with respect to the notes cannot be timely obtained, the merger consideration will be adjusted to eliminate the ability for common shareholders to elect to receive the notes in lieu of part of the cash consideration, and all shareholders will receive cash consideration of $2.33 per common share.

- Convertible preferred shareholders of the Trust will receive convertible preferred shares of Gotham Golf, as provided for in the Certificate of Designations for the convertible preferred shares of the Trust. The existing 8.875% unsecured notes will remain outstanding according to their terms and will become obligations of Gotham Golf after the closing of the transaction.

- The Trust, Gotham Partners and each of the members of the Board of Trustees have entered into a Voting Agreement, pursuant to which the parties thereto have agreed to vote a collective 7,424,943 common shares, or approximately 21.3% of the total outstanding common shares, for the approval of the proposed transaction.

- The merger is subject to certain customary closing conditions, including approval by the Trust's common shareholders and receipt of certain third-party consents. There can be no assurance that the proposed transaction will be consummated.

      The Trust's approval of the merger agreement was based on the recommendation of the Special Committee. The Special Committee concluded that the transaction was in the best interests of the Trust and the Trust's common shareholders (other than Gotham Partners and its affiliates), where such shareholders elect to receive the full cash consideration in the merger. The Board of Trustees of the Trust, with Mr. Ackman not participating, unanimously voted in favor of the transaction. The Special Committee was advised by Libra Securities, LLC and Duff & Phelps, LLC, and Gotham and its affiliates were advised by Mercury Partners.

      INVESTORS AND SECURITY HOLDERS SHOULD READ THE DEFINITIVE MERGER AGREEMENT AND THE AMENDED FORM S-4 OF GOTHAM GOLF AND SOUTHWEST SHOPPING CENTERS FILED ON OCTOBER 31, 2002 TO APPRISE THEMSELVES OF THE PROPOSED TRANSACTION. IN ADDITION, INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT/PROSPECTUS, DATED OCTOBER 31, 2002, REGARDING THE BUSINESS COMBINATION TRANSACTION REFERENCED IN THE FOREGOING INFORMATION BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. The definitive proxy statement/prospectus was filed with the Securities and Exchange Commission by the Trust, Gotham Golf and Southwest Shopping Centers. Investors and security holders may obtain a free copy of the definitive proxy statement/prospectus and other documents filed by the Trust, Gotham Golf and Southwest Shopping Centers with the Securities and Exchange Commission at the Commission's website at www.sec.gov. The definitive proxy statement/prospectus and these other documents may also be obtained for free from the Trust.

Liquidity and Capital Resources

      General

      Unrestricted and restricted cash increased by $1.3 million (to $6.0 million from $4.7 million) when comparing the balance at September 30, 2002 to the balance at December 31, 2001.

      The Trust's net cash provided by investing activities of $12.5 million was substantially offset by net cash used for operating activities of $2.5 million and net cash used for financing activities of $8.8 million. Cash used for financing activities included $1.6 million of cash dividends to preferred shareholders, $7.0 million of cash dividends to common shareholders and $0.2 million of mortgage principal. Cash provided by investing activities consisted of the excess of sales over purchases of U.S. Treasury Bills of $13.0 million. Cash used for investing activities consisted of $0.5 million of improvements to properties.

      The Trust declared a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders in the third quarter of 2002. The dividend was paid October 31, 2002 to shareholders of record at the close of business on September 30, 2002. In addition, the Trust paid a dividend in the first and second quarters of 2002 of $3.5 million ($0.10 per share) to common shareholders and $0.5 million ($0.525 per share) to preferred shareholders.

      At September 30, 2002, the Trust owned $103.0 million in face value of U.S. Treasury Bills. The U.S. Treasury Bills are of maturities of less than 90 days and classified as held to maturity. The average yield for the nine months ended September 30, 2002 and 2001 was 1.67% and 4.10%, respectively.

      The Trust was not directly affected by the events of the September 11th terrorist attacks; however, the attacks have had a negative effect on the economy which was already considered to be in a recession. The Trust could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs. The Trust's property insurance coverage as it relates to claims caused by terrorist incidents is limited to $1 million per occurrence and $5 million in the aggregate. The Trust expects that its insurance costs will increase when its policies are renewed at the end of November 2002. The Trust's Directors and Officers insurance was renewed on May 31, 2002. The rates increased 19% upon renewal.

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

      Preferred Shareholder Lawsuit

      On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf was approved by the Trust's board of trustees in violation of duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five trustees and Gotham Partners, L.P. The Trust and the other defendants filed a motion to dismiss the lawsuit. An oral argument on the motion to dismiss was held on July 15, 2002. Discovery on the case has been stayed pending the decision of the court. As of October 31, 2002, the court has not issued a decision on the motion. The Trust regards the lawsuit as being without merit and will vigorously defend against the asserted claims. The Trust does not believe that the suit will preclude or materially delay the completion of the proposed transaction.

      Park Plaza Mall

      Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with the Trust that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed a notice of appeal of this ruling in the Supreme Court of Arkansas. In the event that a large-scale retail facility is built on this site, Dillard's may decline to extend or renew its operating covenant and cease operating its stores at Park Plaza Mall. In the event Dillard's closes one or both of its stores at Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the likely departure of many of the tenants pursuant to early termination provisions of their leases that may be triggered by the closure of one or both of the anchor stores. The Park Plaza Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants would most likely result in an event of default under this mortgage.

      Regardless of whether the proposed new mall is built at the site in question, under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at Park Plaza Mall beyond July 2003. Dillard's is actively pursuing a number of alternative locations for an additional store in this market. Dillard's has been approached to extend the operating covenant at the Park Plaza Mall; however, to date, it has declined to do so. If Dillard's does not maintain its presence as an anchor store at Park Plaza Mall, the Park Plaza Mall would experience a loss of revenue and likely an event of default under the mortgage, thereby causing the value of the Park Plaza Mall to be materially and adversely affected. In such circumstances, there would be an impairment of the value of the property and a loss could be recognized. There can be no assurance that Dillard's will extend or renew its operating covenant on terms acceptable to the Trust.

      With respect to capital improvements, the Trust estimates that the Park Plaza Mall will need to repair or replace its roof at a cost of approximately $0.8 million to $1.2 million. The Trust plans to perform the repair or replacement over the next three years.

      VenTek

      The Company's subsidiary VenTek, a manufacturer of transit ticketing and parking equipment, has continued to incur significant operating losses. A new management firm was engaged by the Trust in December 2000 with the objective of improving operating results; however, unless VenTek is awarded significant new parking and/or transit ticketing contracts, it is unlikely that the new managers will be able to achieve this objective. In addition, the Trust has provided performance guarantees for two contracts between VenTek and transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacturing, installation and maintenance of transit ticket vending equipment manufactured by VenTek. The guarantees are anticipated to expire over approximately the next two years based upon projected completion dates estimated by VenTek and the transit authorities. As of November 1, 2002, no amounts had been drawn against these guarantees. Since these projects are entering their final stages, management does not anticipate that payment will have to be made under the guarantees; however, if VenTek is unable to perform in accordance with these contracts and subsequent change orders, the Trust may be responsible for payment under these guarantees.

      Also, in connection with transit contracts, VenTek may be liable for liquidated damages related to delays in completion of the contracts. Liquidated damages have been asserted on two contracts. One of the contracts was settled during the nine months ended September 30, 2002 for less than $0.1 million. Management of VenTek disagrees with the basis of calculating the liquidated damages on the second contract and does not believe VenTek owes a significant amount with respect to this contract. However, it is not known what the final amount of liquidated damages will be at this time.

      A summary of the Trust's borrowings and repayment timing is as follows (in millions):

                                                            Payments Due by Period
                                              --------------------------------------------------
                                            Less than         1-3            4-5          After 5
Contractual Obligations        Total          1 Year         Years          Years          Years
-----------------------        -----          ------         -----          -----          -----
Mortgage loan payable          $41.9          $ 0.3          $ 0.7          $ 0.8          $40.1
Senior notes                    12.5             --           12.5             --             --
VenTek rent                      0.1            0.1             --             --             --
                               -----          -----          -----          -----          -----
    Total                      $54.5          $ 0.4          $13.2          $ 0.8          $40.1
                               =====          =====          =====          =====          =====

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

Results of Operations

      Net loss applicable to common shares for the nine months ended September 30, 2002 was $5.4 million as compared to net income of $19.1 million for the nine months ended September 30, 2001. Net income for the nine months ended September 30, 2001 included a write-down of an investment in preferred stock of HQ Global Holdings Inc. ("HQ") and warrants to purchase common shares of HQ of $7.1 million and gains on sales of real estate of approximately $30.1 million. Gains on sales of real estate for the nine months ended September 30, 2001 related to the sale of two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in operations of the properties (the "Purchased Assets"). Net income for the nine months ended September 30, 2001 also included a $0.9 million extraordinary loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Purchased Assets.

      Net loss applicable to common shares for the three months ended September 30, 2002 was $1.5 million as compared to a net loss of $5.5 million in the comparable period of 2001. The net loss for the three months ended September 30, 2001 included a $4.4 million write-down of an investment in HQ preferred stock.

      Interest and dividends decreased during the three and nine months ended September 30, 2002, as compared to the comparable periods of 2001. The decrease is primarily a result of lower interest rates between the comparable three and nine month periods. In addition, during the first and second quarter of 2001 a $0.7 million dividend was accrued on the preferred shares of HQ.

      Property net operating income, which is rents less property operating and real estate taxes, decreased for the nine months ended September 30, 2002 to $5.4 million from $8.4 million in 2001. The decrease was attributable to the sale of properties in March 2001.

      Property net operating income decreased for the three months ended September 30, 2002 to $1.6 million from $1.8 million in 2001. The decrease was attributable to an increase in revenues of $0.2 million, which was more than offset by an increase in property operating expenses of $0.2 million and an increase in real estate taxes of $0.2 million. The increase of $0.2 million in revenues was primarily due to an increase in rental rates at Park Plaza. The increase in operating expenses is primarily due to an accrual made for a lawsuit on a previously sold property of $0.2 million. The increase in real estate taxes was primarily due to a refund being received on a previously sold property in 2001.

      Property net operating income for the Trust's remaining real estate properties in the portfolio for the nine months ended September 30, 2002 and 2001 increased by $0.9 million. The increase was attributable to an increase in revenues of $0.5 million and a decrease in operating expenses of $0.4 million. Revenues increased by $0.5 million for the properties remaining for the nine months ended September 30, 2002 and 2001, primarily due to an increase in rental rates at Park Plaza. The decrease in operating expenses is primarily due to a decrease in the amount spent relating to the proposed mall.

      Depreciation, amortization and interest expense decreased when comparing the nine months ended September 30, 2002 to the comparable periods in 2001 due to the sale of properties in March 2001. With respect to the remaining properties, depreciation and amortization expense, and interest expense remained relatively constant. For the three months ended September 30, 2002, depreciation and amortization remained relatively constant when compared to the comparable period in 2001. Interest expense increased for the three months ended September 30, 2002 when compared to the comparable period in 2001 due to an accrual for a lawsuit on a previously sold property.

      General and administrative expenses decreased by $0.1 million when comparing the nine months ended September 30, 2002 and the comparable period in 2001. Included in general and administrative expenses for the nine months ended September 30, 2002 are approximately $1.9 million of transaction costs related to the Gotham proposal. Also included in general and administrative expenses is $0.6 million and $0.8 million in 2002 and 2001, respectively, to a firm providing management services to VenTek. Otherwise, general and administrative decreased due to reduced legal, accounting, professional and management fees primarily as a result of the Trust selling the majority of its assets in March 2001.

      General and administrative expenses increased by $0.4 million when comparing the three months ended September 30, 2002 to the comparable period in 2001. Included in general and administrative expenses for each of the three months ended September 30, 2002 and 2001 are approximately $0.4 million of transaction costs related to the Gotham proposal. Also included in general and administrative expenses are $0.2 million and $0.3 million for the three months ended September 30, 2002 and 2001, respectively, to a firm providing management services to VenTek. Offsetting general and administrative expenses for the 2001 period is a $0.5 million Canadian tax refund. Otherwise, general and administrative expenses remained relatively constant.

      The Company's manufacturing facility, VenTek, incurred a net loss of $1.1 million for the nine months ended September 30, 2002, as compared to a net loss of $1.1 million for the nine months ended September 30, 2001. Sales decreased for the nine months ended September 30, 2002 to $2.2 million from $5.8 million in 2001 and cost of goods sold decreased to $3.5 million from $6.6 million for the same period. For the three months ended September 30, 2002, VenTek incurred a net loss of $0.1 million as compared to a net loss of $1.1 million for the three months ended September 30, 2001. Sales decreased for the three months ended September 30, 2002 to $0.6 million from $1.7 million in 2001 and cost of goods sold decreased to $1.0 million from $2.7 million for the same period. The decrease in both sales and cost of goods sold is due to the winding down of current contracts and having nominal new business. During the three months ended September 30, 2002, VenTek settled a claim for $0.5 million against a California transit agency. The claim arose in 1999 from a termination for convenience by the agency of a contract with VenTek. The amount recovered is included in other income for the three months ended September 30, 2002. For the nine months ended September 30, 2002 nine employees were terminated. These employees were involved in both the production of transit ticketing and parking equipment, as well as administrative functions. Severance expenses of less than $0.1 million were recorded during the nine months ended September 30, 2002. The backlog for VenTek is approximately $0.7 million at September 30, 2002. Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek's backlog is subject to fluctuations and is not necessarily indicative of future sales. A failure to replace backlog would result in lower revenues.

      Certain statements contained in this Form 10-Q that are forward-looking are based on current expectations that are subject to a number of uncertainties and risks, and actual results may differ materially. The uncertainties and risks include, but are not limited to, the risk that material adverse events will prelude consummation of the proposed transaction with Gotham Golf, changes in market activity, changes in local real estate conditions and markets, actions by competitors, interest rate movements and general economic conditions. Further information about these matters can be found in the Trust's Annual Report on Form 10-K, as amended, filed with the SEC.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Interest Rate Risk

      All of the Trust's loans outstanding at September 30, 2002 have fixed interest rates. The Trust's investments in U.S. Treasury Bills mature in less than 90 days and therefore are not subject to significant interest rate risk.

ITEM 4.     CONTROLS AND PROCEDURES

      The Registrant's principal executive and financial officer has, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and has determined that such disclosure controls and procedures are adequate to ensure that information required to be disclosed by the Registrant in the reports filed or submitted under the Exchange Act is recorded, processed and summarized and reported within the time periods specified by the Securities and Exchange Commission. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Preferred Shareholder Litigation

      On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares: Kimeldorf v. First Union, Index No. 02107176, in the Supreme Court of the State of New York, County of New York. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf was approved by the Trust's Board of Trustees in violation of fiduciary duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five trustees and Gotham Partners, L.P. The Trust and the other defendants filed a motion to dismiss the lawsuit. An oral argument on the motion to dismiss was held on July 15, 2002. Discovery on the case has been stayed pending the decision of the court. As of September 30, 2002, the court has not issued a decision on the motion. The Trust regards the lawsuit as being without merit and will vigorously defend against the asserted claims. The Trust does not believe that the suit will preclude or materially delay the completion of the proposed transaction.

Indemnity to Imperial Parking Corporation

      In 1999, Newcourt Financial Ltd., as the assignee of Oracle Corporation Canada, Inc. brought a claim in Ontario Superior Court, Ontario, Canada, against an affiliate of the Trust and Imperial Parking Limited alleging a breach of a contract between the Trust affiliate and Newcourt Financial's predecessor-in-interest, Oracle Credit Corporation and Oracle Corporation Canada, Inc. The Trust affiliate and Imperial Parking Limited brought a separate action in British Columbia against Newcourt, Oracle Credit Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's board of trustees and the Imperial Parking board of directors. On March 27, 2000, in connection with the spinoff of Imperial Parking Corporation (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust granted a full indemnity to Imperial Parking Corporation in respect of all damages arising from the outstanding actions.

      Numerous attempts to settle this matter have not been successful. The Trust has reserved $575,000 in its consolidated financial statements for this claim. The reserved amount consists of the face amount of the contract of $425,000 and estimated costs of $150,000. The amount of the claim, $825,000, includes Newcourt's calculation of interest on the amount due at the default rate under the contract. The Trust believes that, due to the failure of attempted settlement negotiations, discovery will commence, and the matter will become more actively litigated. The Trust intends to defend vigorously against the claims brought against the parties that it has indemnified and to pursue their separate claims with respect to this matter.

Mountaineer Mall Claim

      The Trust was named as a defendant in a lawsuit filed in connection with a contractor's claim relative to the construction of a portion of the Mountaineer Mall, located in Morgantown, West Virginia: Bridges & Co., Inc. v. First Union Real Estate Equity and Mortgage Investments, Civil Action N.94-C-39 (Monongalia County, West Virginia). The construction of the mall commenced in 1993 and was completed in 1995. The mall was sold in July 1999. A trial on the merits of the lawsuit was held in 1997. The court made a number of findings of fact and conclusions of law with respect to the lawsuit.

      In October 2002, after the failure of the parties to settle the matter, the court issued an order providing that the claimant was entitled to recover from the Trust the principal amount of $266,076 in damages plus various interest amounts, which, when added to the principal amount, would result in an aggregate damage award of $494,382 against the Trust. The court's order provided, however, that the amount of the damage award is subject to offset by the amount of legal fees and expenses reasonably and necessarily incurred by the Trust in defending a certain mechanic's lien claim asserted by the plaintiff in the lawsuit. The court further directed that the plaintiff and the Trust negotiate in good faith as to the amount of such expense and that, if the parties are unable to agree as to the appropriate offset, the court would schedule an evidentiary hearing for the purpose of resolving the issue.

      In response to the October 2002 order, the Trust's counsel in the litigation has been attempting to determine the amount of allowable offset to reduce the damages assessed against the Trust. As this matter is subject to further negotiation and possible further court proceedings to reach a final resolution, the Trust is not able to predict the amount of the potential exposure with respect to this claim; however, the Trust has reason to believe that a significant part of the principal amount of the claim will be subject to offset by legal fees and expenses in accordance with the order of the court. The outcome will not have a significant impact on the combined financial position of the Trust.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

            99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

      (b)   Reports on Form 8K:         None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             First Union Real Estate Equity and
                                                    Mortgage Investments
                                             -----------------------------------
                                                          (Trust)






Date:  November 14, 2002                     By: /s/ Neil H. Koenig
                                                 -------------------------------
                                                 Neil H. Koenig
                                                 Interim Chief Financial Officer

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
            FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002

                                 CERTIFICATIONS

      I, Neil H. Koenig, in the capacities indicated below, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Union Real Estate Equity and Mortgage Investments;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me, particularly during the period in which this quarterly report is being prepared:

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                          FORM 10-Q SEPTEMBER 30, 2002

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 14, 2002                    /s/ Neil H. Koenig
                                                 -------------------------------
                                                 Neil H. Koenig
                                                 Principal Executive Officer
                                                 Interim Chief Financial Officer