Form 10-K
period 2002-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2003-03-31
CIK 37008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED 12-31-02                 COMMISSION FILE NUMBER 1-6249

             First Union Real Estate Equity and Mortgage Investments (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Ohio
     -------------------------------                         34-6513657
     (State or other jurisdiction of                         ----------
     incorporation or organization)                      (I.R.S. Employer
                                                         (Identification No.)

              125 Park Avenue, 14th Floor
                 New York, New York                      10017
     -------------------------------------               -----
     (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code: (212) 949-1373

     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:

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

     As of February 28, 2003, 26,558,083 Shares of Beneficial Interest were held by non-affiliates, and the aggregate market value of such shares was $40,899,488.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

34,814,361 Shares of Beneficial Interest were outstanding as of February 28,
2003

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

                              2003 Proxy Statement

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                    CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                        GENERAL INSTRUCTIONS TO FORM 10-K

ITEM OF FORM 10-K                                                         LOCATION
-----------------                                                         --------
                                                                       (PAGE OR PAGES)
                                     PART I
1.   Business                                                            3 through 14
2.   Properties                                                          15
3.   Legal Proceedings                                                   16 through 19
4.   Submission of Matters to a Vote of Security Holders                 19 through 20

                                     PART II

5.   Market for Trust's Common Equity and Related Stockholder
      Matters                                                            21

6.   Selected Financial Data                                             22 through 23

7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                          24 through 32

7A.  Quantitative and Qualitative Disclosures
      Regarding Market Risk                                              32

8.   Financial Statements                                                33 through 61

9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                                62

                                    PART III

10.  Directors and Executive Officers of the Trust                       63; 2003 Proxy
                                                                         Statement

11.  Executive Compensation                                              63; 2003 Proxy
                                                                         Statement

12.  Security Ownership of Certain Beneficial                            63; 2003 Proxy
      Owners and Management                                              Statement

13.  Certain Relationships and Related Transactions                      63; 2003 Proxy
                                                                         Statement

                                     PART IV

14.  Controls and Procedures                                             64

15.  Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K                                                        64

      (a) Financial Statements and Financial
      Statement Schedules                                                64

      (b) Exhibits                                                       65;
                                                                         Exhibit Index, pages 65 through 67

      (c) Reports on Form 8-K                                            68

                                     PART I

ITEM 1. BUSINESS.

First Union Real Estate Equity and Mortgage Investments (the "Trust") is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended from time to time through March 2001 (the "Declaration of Trust"), which has as its stated principal business activity the ownership and management of real estate investments. At December 31, 2002, the Trust qualified as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code (the "Code").

To encourage efficient operation and management of its property, and after receiving a ruling from the Internal Revenue Service with respect to the proposed form of organization and operation, the Trust, in 1971, caused a company to be organized pursuant to the laws of the State of Delaware under the name First Union Management, Inc. ("FUMI"). As of December 31, 2002, FUMI's only remaining operating subsidiary is VenTek International, Inc. ("VenTek"). VenTek is in the business of manufacturing, installing and providing maintenance of parking and transit ticket vending equipment.

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

The Trust has been in the business of owning regional enclosed shopping malls, large downtown office buildings and parking facilities. The Trust's portfolio was diversified by type of property, geographical location, tenant mix and rental market. As of December 31, 2002, the Trust owned two real estate properties, one shopping mall and one office property, and had investments in U.S. Treasury Bills. The Trust's shopping mall is known as Park Plaza Mall and is located in Little Rock, Arkansas. The Trust's office property is known as Circle Tower and is located in Indianapolis, Indiana.

The Trust's shopping mall competes for tenants on the basis of the rent charged and location, and encounters competition from other retail properties in its market area. The principal competition for the Trust's shopping mall may come from future shopping malls locating in its market area. Additionally, the overall economic health of retail tenants impacts the Trust's shopping mall.

The Trust's office property competes for tenants principally with office buildings throughout the area in which it is located. Competition for tenants has been and continues to be intense on the basis of rent, location and age of the building. The Trust's segment data may be found in footnote 18 to the Combined Financial Statements in Item 8.

The only person employed by the Trust as of December 31, 2002, is Neil H. Koenig, Interim Chief Financial Officer. As of December 31, 2002, VenTek had 26 employees.

                                  RISK FACTORS

THE PROPOSED TRANSACTION

On February 13, 2002, the Trust entered into a definitive Agreement and Plan of Merger and Contribution, pursuant to which the Trust agreed to merge with and into Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P. ("Gotham Partners"), at that time the beneficial owner of 16.8% of the Trust's outstanding common shares. If consummated, the proposed transaction would result in the Trust's common shareholders receiving as merger consideration for each Trust common share:

-    $1.98 in cash;

- a choice of (a) an additional $0.35 in cash or (b) approximately 1/174th (0.0057461) of a debt instrument to be issued by Southwest Shopping Centers, Co. II, L.L.C. (a wholly-owned subsidiary of the Trust), with a face value of $100 (which is an effective price of $60.91 per face value of $100), indirectly secured by the Trust's principal real estate assets (such debt instrument referred to in this document as a note); and

- three-fiftieths (0.06) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase one Gotham Golf common share at $20.00 per share and, subject to availability and proration, additional Gotham Golf common shares at $20.00 per share, for up to an aggregate of approximately $41 million of Gotham Golf common shares.

The proposed transaction is subject to several conditions, including the approval of the Trust's common shareholders and the obtaining of certain third party consents. The Trust's common shareholders approved the proposed transaction by the requisite majority vote at a November 27, 2002 meeting of shareholders. Litigation has arisen with respect to the proposed transaction, resulting in the granting of an injunction preventing the proposed transaction from going forward. Although the injunction is being appealed by the Trust and Gotham Partners, there can be no assurance that the injunction will be lifted, that all required third party consents will be obtained and that the proposed transaction will be consummated.

THE MERGER AGREEMENT FOR THE PROPOSED TRANSACTION CONTAINS OPERATING COVENANTS

Under the merger agreement, the Trust has agreed to comply with certain restrictions in its conduct and operations. These restrictions will remain in place until either the proposed transaction is consummated or the merger agreement is terminated. Among other things, the Trust has agreed to conduct its business in the ordinary course and that, except as consented to in writing by Gotham Partners or required by law, it will;

- Not amend its Amended and Restated Declaration of Trust or other organizational documents, split or reclassify its shares, declare any dividend except for regular quarterly dividends on the preferred shares or take any action that would cause the conversion price with respect to the preferred shares to change;

- Not issue or sell any additional shares of beneficial interest or other equity securities and not redeem, purchase or acquire, or offer to purchase or acquire, any of its shares of beneficial interest;

- Not incur any indebtedness other than in the ordinary course under existing credit facilities and not make any capital or other expenditures;

- Not sell, pledge, dispose of or encumber any material assets and not discharge, settle or pay off any claims, liabilities or obligations of any kind or any nature; and

- Not enter into any contract or commitment providing for sales or purchases by the Trust and, subject to applicable law and the fiduciary duty of the Trust's trustees, take any action or refrain from taking any action, enter into any contract or refrain from entering into any contract or make any undertaking or refrain from making any undertaking, in each case as requested by Gotham Partners in its sole discretion.

These operating covenants, along with the other covenants in the merger agreement, effectively prevent the Trust from executing any business strategy other than maintenance of its current assets and pursuit of the proposed transaction with Gotham Golf, without the consent of Gotham Partners.

RISKS WITHOUT GIVING EFFECT TO THE PROPOSED TRANSACTION

An investment in the Trust's securities involves various risks without giving effect to the proposed transaction. The following factors should be carefully considered in addition to the other information set forth in this report.

ASSET SALES HAVE REDUCED OUR PORTFOLIO AND MAY ADVERSELY AFFECT OUR ABILITY TO MAINTAIN REIT STATUS

In March 2001, the Trust sold a significant portion of its remaining properties (the "Asset Sale"). As of March 1, 2003, the Trust's real estate properties consist of a shopping center in Little Rock, Arkansas and an office building in Indianapolis, Indiana. As a result, this sale limits the Trust's flexibility to engage in non-real estate related activities without adversely affecting its REIT status.

By virtue of the income generated by its real estate assets, the Trust believes that it will maintain its qualification as a REIT for 2003 if the proposed transaction is not consummated. The Trust does not anticipate having to invest in REMICs, as defined in the section "Risk Associated with Investment in REMICs," in 2003 in order to qualify as a REIT in 2003. If the Trust were to invest in additional non-real estate assets in 2003, the Trust might not qualify as a REIT in 2003.

The Trust cannot presently determine whether it will continue to qualify as a REIT after 2003. The Trust will continue to evaluate the desirability of maintaining its REIT status.

WE FACE A NUMBER OF SIGNIFICANT ISSUES WITH RESPECT TO THE PROPERTIES WE OWN WHICH MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

PARK PLAZA MALL

Background. Dillard Department Stores, Inc. (referred to herein as "Dillard's"), the only anchor department store at the Trust's Park Plaza Mall located in Little Rock, Arkansas, owns its facilities (two stores at opposite ends of the mall) and has an agreement with a subsidiary of the Trust that contains an operating covenant requiring it to operate these facilities continuously as retail department stores until July 2003. The Trust has approached Dillard's to extend this covenant prior to its expiration but, to date, Dillard's has declined to do so. In the event that Dillard's ceases to operate its stores at the Park Plaza Mall, the value of the Park Plaza Mall would be materially and adversely affected. These events may result in a decline in net revenue that may trigger an event of default under the senior mortgage loan secured by the Park Plaza Mall. There can be no assurance that Dillard's will extend or renew its operating covenant on terms acceptable to the Trust or continue to operate its stores at the Park Plaza Mall. (See "Park Plaza Mall" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Proposed New Mall and Related Litigation. The Trust is aware of the proposed construction of a new mall in the vicinity of the Park Plaza Mall, which would be developed by Dillard's and its partner, and would be anchored by Dillard's, among other department store anchors. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow construction of the proposed new mall; however, as described more fully below, the approval of the zoning change was overturned by judicial order in June 2002. In the event that the new mall is built, the anchor may decline to extend or renew its operating covenant and cease operating its stores at the Park Plaza Mall.

Legal actions have been taken by local citizens to reverse the decision of the Little Rock board of directors with respect to the zoning for the development of the proposed new mall. On June 5, 2002, the court issued an opinion invalidating the decision of the Little Rock board of directors with respect to zoning of the proposed new mall and permanently enjoining the City of Little Rock from issuing any building permits or taking any other action pursuant to the invalid ordinances with respect to the proposed new mall. The decision has been appealed to the Supreme Court of Arkansas, with no decision expected before June 2003. There can be no assurance as to the length of time or potential outcome of the appeal. It is also possible that proponents of the new mall will file a new application to rezone the proposed area for a new competing retail development during the pendency of this appeal.

CIRCLE TOWER

The Trust's ownership interest in the Circle Tower office property in Indianapolis, Indiana, includes a leasehold interest in a ground lease. The original ground lease was entered into in 1910, expires in 2009 with an option for an additional 99 years which has been exercised, and contains a "gold clause" provision that may result in a rent increase if the leasehold interest is sold. The resulting rent increase could be substantial. In addition, the marketability of Circle Tower is also adversely affected by the uncertainty of the rent rate for the renewal term of the ground lease. Until the rental rates are finalized (which is not expected to occur until the period within 90 days prior to the expiration of the original term), it may be difficult to sell Circle Tower. Accordingly, it may be in the economic interest of the Trust to hold the leasehold interest indefinitely.

GENERAL PROPERTY ISSUES

Leasing Issues. With respect to its properties, the Trust is also subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than the current lease terms. Leases accounting for approximately 14% of the aggregate 2003 annualized base rents from the Trust's remaining properties (representing approximately 12% of the net rentable square feet at the properties) expire without penalty or premium through the end of 2003, and leases accounting for approximately 8% of aggregate 2003 annualized base rent from the properties (representing approximately 9% of the net rentable square feet at the properties) are scheduled to expire in 2004. Other leases grant their tenants early termination rights upon payment of a termination penalty. The Trust has estimated the expenditures for new and renewal leases for 2003 and 2004 but no assurances can be given that the Trust has correctly estimated such expenses. Lease expirations will require the Trust to locate new tenants and negotiate replacement leases with such tenants. Replacement leases typically require the Trust to incur tenant improvements, other tenant inducements and leasing commissions, in each case, which may be higher than the costs relating to renewal leases. If the Trust is unable to promptly relet or renew leases for all or a substantial portion of the space, subject to expiring leases, if the rental rates upon such renewal or reletting are significantly lower than expected or if the Trust's reserves for these purposes prove inadequate, the Trust's revenues and net income could be adversely affected.

Tenant Concentration. The Trust's 10 largest tenants for its two properties (based on pro forma base rent for 2003) aggregate approximately 32% of the Trust's total base rent and approximately 25% of the Trust's net rental square feet and have remaining lease terms ranging from approximately one to nine years. The Trust's largest tenant, the Gap Stores, (i.e., the GAP, GAP Kids and Banana Republic) represents approximately 10% of the pro forma aggregate annualized base rent for 2003 and 8% of the pro forma net rentable square feet at the properties. Its lease expires on April 30, 2005. Although the Trust believes that it has a good relationship with each of its principal tenants, the Trust's revenues would be disproportionately and adversely affected if a significant number of these tenants did not renew their lease or renewed their leases upon expiration on terms less favorable to the Trust.

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

VENTEK CONTINUES TO INCUR LOSSES AND THE TRUST COULD BE OBLIGATED TO MAKE SIGNIFICANT PAYMENTS ON CERTAIN CONTINGENT OBLIGATIONS.

FUMI's subsidiary, VenTek, a manufacturer of transit ticketing and parking equipment, continues to incur significant operating losses. The Trust has provided performance bond guarantees entered into with respect to two contracts of VenTek with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantees are expected to expire within the next two years based on the commencement of contractual warranty and maintenance periods now in effect under both contracts. As of March 15, 2003, no amounts have been drawn against these guarantees. If VenTek is unable to perform in accordance with these contracts, the Trust may be responsible for payment under these guarantees. Also, in connection with one of these transit contracts, VenTek may be liable for liquidated damages (as calculated under the contract) related to delays in completion of the contracts. (See "VenTek" in Item 7 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

THERE IS NO ASSURANCE THAT THE TRUST'S BUSINESS STRATEGY, WHEN DETERMINED, WILL BE SUCCESSFULLY IMPLEMENTED AND THAT REPLACEMENT ASSETS, IF ANY, WILL PROVIDE GREATER RETURNS

The Trust's assets are real estate properties, which have been difficult to sell at attractive prices, as well as a significant amount of cash available for distribution or investment or for use in connection with a possible business combination, as the Board of Trustees may determine. In February 2002, the Board of Trustees authorized the Trust to enter into the merger agreement with Gotham Partners and proceeded to pursue the proposed transaction, which was approved by the common shareholders in November 2002; however, the consummation of the proposed transaction has been prevented by the issuance of an injunction. There can be no assurance that the injunction will be lifted or that the proposed transaction will be consummated.

In the event that the proposed transaction with Gotham Partners is not consummated, it is the current intention of the Trustees of the Trust to continue to operate the Trust as an ongoing enterprise and to examine other strategic alternatives only if it deems it appropriate to do so. No alternative transaction would be considered without the Board first conducting a full examination of its strategic alternatives. Furthermore, the Board of Trustees of the Trust has no present intention of liquidating the Trust. In the event that the proposed transaction with Gotham Partners is not consummated, the Board of Trustees would evaluate, select and execute a new business strategy, which may involve the use of the Trust's available cash for acquisition of new investments. There can be no assurance that any such new business strategy, when determined, will be successfully implemented and that replacement assets, if any, will provide greater returns to the shareholders than either the current status or the proposed transaction.

RISK ASSOCIATED WITH INVESTMENT IN REMICS.

If the Trust desires to maintain its REIT status after 2003, while still maximizing its liquidity, the Trust may invest in REMICs. Depending on the Trust's other investments, if any, at such time, the amount of the Trust's investment in REMICs necessary to maintain REIT status could be substantial. A REMIC is a vehicle that issues multiclass mortgage-backed securities. Investing in REMICs involves certain risks, including the failure of a counter-party to meet its commitments, adverse interest rate changes and the effects of prepayments on mortgage cash flows. Further, the yield characteristics of REMICs differ from those of traditional fixed-income securities. The major differences typically include more frequent interest and principal payments (usually monthly), the adjustability of interest rates, and the possibility of prepayments of principal. The Trust may fail to recoup fully its investment in REMICs notwithstanding any direct or indirect governmental agency or other guarantee. REMICs may also be less effective than other types of U.S. government securities as a means of "locking in" interest rates.

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

The Trust intends to comply with the foregoing minimum distribution requirements; however, due to significant tax basis net operating losses, the Trust does not anticipate that any distributions will be required in the foreseeable future. Distributions to shareholders by the Trust are determined by the Trust's Board of Trustees and depend on a number of factors, including the amount of cash available for distribution, financial condition, results of operations, any decision by the Board of Trustees to reinvest funds rather than to distribute such funds, capital expenditures, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains, return of capital, or a combination thereof. The Trust provides shareholders with annual statements as to the taxability of distributions. During 2002, the Trust was not required to make any minimum distributions to its common shareholders. During the first and second quarters of 2002, the Board of Trustees paid a $0.10 per share dividend to common shareholders.

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

UNINSURED AND UNDERINSURED LOSSES

The Trust may not be able to insure its properties against losses of a catastrophic nature, such as terrorist acts, earthquakes and floods, because such losses are uninsurable or not economically insurable. The Trust will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on its investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it not feasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, received by the Trust might not be adequate to restore its economic position with respect to such property.

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

RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY FACTORS BEYOND THE TRUST'S CONTROL

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

PAYMENT OF GOTHAM PARTNERS EXPENSES DUE TO TERMINATION OF MERGER AGREEMENT

In the event that the merger agreement is terminated due to certain circumstances (including those described below), the Trust may have to pay the expenses of Gotham Partners in connection with the proposed transaction. As provided in the merger agreement, the obligation to pay Gotham Partners expenses could be triggered by the termination of the merger agreement with respect to any one of the following circumstances:

     - If the Trust's shareholders have failed to approve the merger agreement and the transactions contemplated thereunder by a majority vote of the Common Shares.

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

     - If the Board of Trustees of the Trust has withdrawn or adversely amended in any material respect its approval or recommendation to the Trust's shareholders of the merger agreement or the transactions contemplated thereby, other than the exercise of the subscription rights or the Note election described in Item 7 below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Proposed Transaction".

The Trust is contractually obligated under the merger agreement to pursue the proposed transaction with Gotham Partners unless a superior proposal is made; that is, an offer consisting of cash or publicly traded securities for more than 90% of the Trust's common shares or all or substantially all of the Trust's assets that would be more favorable to the holders of the common shares than the proposed transactions under the merger agreement with Gotham Partners. The pending litigation opposing the transaction does not give the Trust the contractual right under the merger agreement to terminate its obligations to complete the transaction. If the Trust were to seek to terminate its obligations solely for that reason, the Trust could incur a liability to Gotham Partners that may include responsibility for the payment of Gotham Partners' expenses for the transaction, which the Trust believes may exceed $8 million.

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

     -    general economic conditions,

     -    supply and customer demand,

     -    trends affecting the Trust or FUMI,

     - the effect of acquisitions or dispositions on capitalization and financial flexibility,

     - the anticipated performance of the Trust or FUMI and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing,

     - the ability of the Trust or FUMI and of acquired properties and businesses to grow, and

     - developments in or outcomes of the Preferred Shareholder Lawsuit or the Common Shareholder Lawsuits. (See "Item 3. Legal Proceedings", below.)

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

ITEM 2. PROPERTIES

         The following table sets forth certain information relating to the Trust's investments at December 31, 2002:

                                                                            Square                     Year           Total
                                                 Date of      Ownership     feet(1)    Occupancy    construction      cost
Direct equity investments      Location        acquisition    percentage     (000)      rate(2)      completed        (000)
-------------------------   ---------------    -----------    ----------    -------    ---------    ------------    ---------
Shopping Mall:
 Park Plaza                 Little Rock, AR     09/01/97         100          548         86            1988        $  64,925

 Office Building:
 Circle Tower               Indianapolis, IN    10/16/74         100          102         81            1930            6,028
                                                                                                                    ---------

Total equity Investments                                                                                            $  70,953
                                                                                                                    =========

                                                      Mortgage Loan
                            ---------------------------------------------------------------
                                             Balance     Principal
                             Original          at        repayment
                             balance        12/31/02     for 2003    Interest     Year of
Direct equity investments     (000)          (000)        (000)        rate       maturity
-------------------------   ----------      ---------    --------    --------     ---------
Shopping Mall:
 Park Plaza                 $   42,500 (3)  $  41,781    $    324      8.69% (4)     2030

 Office Building:
 Circle Tower                        -                                    -             -
                            ----------      ---------    --------

Total equity Investments    $   42,500      $  41,781    $    324
                            ==========      =========    ========

(1) The square footage shown represents gross leasable area for the shopping mall (including approximately 284,000 square feet for Dillard's) and net rentable area for the office building.

(2) Occupancy rates shown are as of December 31, 2002, and are based on the total square feet of each property.

(3) In 2000, the Trust obtained a $42,500,000 mortgage on the Park Plaza Mall.

(4) The Trust anticipates paying the loan on May 1, 2010. On May 1, 2010 the interest rate increases to 10.69% if the loan is then the subject of a secondary market transaction at which rated securities have been issued and 12.69% if it is not.

As of December 31, 2002, the Trust owned in fee its interest in Park Plaza Mall. The Trust holds a leasehold interest in a ground lease at Circle Tower, which ground lease expires in 2009, with an option for an additional 99 years, which has been exercised.

VenTek leases a 16,256 square foot facility located in Petaluma, CA. The annual rent was $142,000 and the lease expired in February 2003. VenTek's lease is now month to month and the landlord must give 120 days notice to terminate the lease. The facility is adequate for VenTek's needs.

The occupancy rate of Park Plaza Mall at December 31, 2002, 2001, 2000, 1999 and 1998 was 86%, 87%, 87%, 100%, and 100% , respectively.

Park Plaza Mall has one tenant (whose business is retail clothing sales), which occupies 12% of the rentable square footage of the mall. Their annual base rent is $801,292 (12%, 12% and 10% of the total base rent for 2002, 2001 and 2000, respectively). Their lease expires on April 30, 2005 and there are no renewal options.

The average effective annual rental per square foot at Park Plaza Mall for the years ended December 31, 2002, 2001 and 2000 was $30.28, $28.37, and $28.30,
respectively.

The realty tax rate and annual realty taxes for Park Plaza Mall in 2002 were 6.9% and $807,000, respectively.

                                                                          Percentage of
                                                                         Annualized Base
                   Number of         Annualized        Approximate       Rent Represented
Year Ending         Leases          Base Rent of      Square Feet of     By Expiring
December 31,       Expiring        Expiring Leases    Expiring Leases     Leases (1)
------------       ---------       ---------------    ---------------    ----------------
    2003              13           $     1,023,999         37,779             15.05%
    2004               2                   468,723         18,613              6.89%
    2005              11                 1,377,483         44,898             20.24%
    2006               4                   301,602          9,446              4.43%
    2007               5                   417,856         13,963              6.14%
    2008              11                 1,123,046         40,459             16.50%
    2009              10                   861,063         20,983             12.65%
    2010               6                   493,834         14,437              7.26%
    2011               5                   445,386         12,785              6.54%
    2012               3                   172,180          4,073              2.53%
                      --           ---------------         ------             ------
   Total              70           $     6,685,172        217,436             98.23%
                      ==           ===============        =======             ======

(1) Based upon 2003 annualized base rent of $6,805,532.

ITEM 3. LEGAL PROCEEDINGS.

PREFERRED SHAREHOLDER LAWSUITS

KIMELDORF V. FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS, ET AL., SUPREME COURT OF THE STATE OF NEW YORK, COUNTY OF NEW YORK (INDEX NO. 107176/02).

On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf was approved by the Trust's Board of Trustees in violation of fiduciary duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five then trustees and Gotham Partners. The Trust and the other defendants filed a motion to dismiss the lawsuit. An oral argument on the motion to dismiss was held on July 15, 2002. Discovery on the case was stayed pending the ruling of the court on the motion to dismiss.

On November 1, 2002, the Trust issued a press release announcing that a special shareholders meeting was to be held November 25, 2002, for the purpose of shareholder approval of the Merger Agreement. Shortly thereafter, the plaintiff preferred shareholder in Kimeldorf filed a motion to show cause why a preliminary injunction should not be issued to enjoin the November 25, 2002 shareholder vote to consider the Merger Agreement. A hearing on the motion was held on November 20, 2002. On November 21, the New York Supreme Court of New York County issued an order granting motions for preliminary injunction and expedited discovery, denying defendant's motion to dismiss, and scheduling a hearing for November 26 to determine whether to grant further relief to plaintiff with respect to the transactions contemplated under the Merger Agreement. The special meeting of shareholders was convened as scheduled on November 25, with the vote on the proposed merger transaction tabled and the meeting adjourned until November 27, at which time the vote was held and the Trust's common shareholders approved the proposed transaction by the requisite majority vote.

The New York Supreme Court of New York County held a three-day hearing on November 26, 27 and December 3, 2002. On December 6, 2002, the New York Supreme Court for New York County issued an order reaffirming its preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The court's order also extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties to the lawsuit to attend a preliminary conference for the purpose of scheduling discovery.

The Trust filed a notice of appeal of the preliminary injunction with the Appellate Division of the New York Supreme Court. In addition, the Trust filed an auxiliary motion for expedited appeal regarding this matter with the Appellate Division, which motion was denied. The Trust, Gotham Partners and the other defendants in the Kimeldorf litigation filed joint appellate briefs in support of the reversal of the injunction. Plaintiffs filed a reply brief in support of the injunction. Oral argument with respect to the appeal was held before a judicial panel of the Appellate Division - First Department of the New York Supreme Court on March 11, 2003. There is no specific timetable for the appellate court to render its decision.

It is not possible to predict the outcome of the appellate process with respect to lifting the injunction. In the event that the Appellate Division rules that the injunction should not be lifted, the case will proceed to trial on the merits. In the event that the injunction imposed by the trial court were lifted and dissolved, it is the intention of the Trust and, to the best of the Trust's knowledge, Gotham Partners and the other Gotham Partners-affiliated parties to the proposed merger transaction, to take the steps necessary to consummate the proposed transaction. Any party to the Kimeldorf litigation may seek leave of the Appellate Division to appeal to the Court of Appeals of the State of New York an adverse ruling by the Appellate Division regarding the injunction granted by the trial court.

On or about November 8, 2002, First Carolina Investors, Inc. ("First Carolina") a holder of preferred shares, filed a separate lawsuit in New York Supreme Court for New York County, naming the same defendants as in the Kimeldorf case. On or about December 20, 2002, plaintiffs Kimeldorf and First Carolina Investors, Inc. filed a consolidated amended complaint alleging, among others, breach of contract; aiding and abetting breach of contract; tortious interference with the contract; breach of fiduciary duties; aiding and abetting of breach of fiduciary duties; and unconscionability against the defendants, styled Kimeldorf et al. v. First Union, et al. This consolidated amended complaint essentially consolidated the separate First Carolina Investors, Inc. complaint, filed on or about November 8, 2002 with the complaint of Mr. Kimeldorf filed in April 2002. The Trust regards the lawsuit as being without merit and will vigorously defend against the asserted claims.

COMMON SHAREHOLDER LAWSUITS

FINK V. FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS, ET AL., SUPREME COURT OF THE STATE OF NEW YORK, COUNTY OF NEW YORK (INDEX NO. 03600265)

On or about January 24, 2003, the Trust was served with a complaint filed in the Supreme Court of New York, New York County on behalf of a purported holder of the Trust's common shares, on behalf of himself and the common shareholders as a class. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and a certification that the plaintiff, Robert Fink, is the representative of the class. Named as defendants in the lawsuit are the Trust, Gotham Partners, the companies affiliated with Gotham Partners and the Trust that are parties to the Merger Agreement, William Ackman and the four current Trustees of the Trust. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. The relief requested by the plaintiff includes an injunction preventing the defendants from proceeding with consummation of the merger, rescission of the merger if it occurs, an accounting for any profits realized by the defendants as a result of the actions complained of, an order permitting the creation of a shareholders' committee composed of the Trust common shareholders and their representatives to manage the affairs of the Trust, compensatory damages and the costs and disbursements of plaintiff's counsel.

On or about February 14, 2003, the parties to this lawsuit stipulated that the defendants need not answer or otherwise respond to the complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time. The Trust believes that the purpose of the stipulation was to delay court proceedings in this lawsuit until the outcome of the appeal of the injunction entered in the Kimeldorf, et al. v. First Union Real Estate Equity and Mortgage Investments, et al. case is decided by the Appellate Division.

The Trust regards the lawsuit as without merit and plans to vigorously defend against the allegations. The Trust will oppose any attempt by the plaintiff to interfere with the transactions contemplated by the Merger Agreement, which was approved by more than 64% of the outstanding the Trust common shares of the Trust and by approximately 98% of the common shares voted at a special meeting of shareholders held on November 27, 2002.

K-A & COMPANY, LTD. V. FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS, ET AL., UNITED STATES DISTRICT COURT, NORTHERN DISTRICT OF OHIO, EASTERN DIVISION (CASE NO. 1:03 CV 0460)

On or about February 12, 2003, certain Trustees of the Trust and, later, the Trust, were served with a complaint filed in the Court of Common Pleas, Cuyahoga County, Ohio, by a purported holder of The Trust's common shares, on behalf of himself and the Trust common shareholders as a class. Named as defendants in the lawsuit are the Trust, Gotham, William Ackman and the four current Trustees of the Trust. The allegations made and the relief requested in the K-A suit are substantially identical to those of the Fink v. First Union suit referenced above. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and certification that the plaintiff, K-A & Company, Ltd., is the representative of the class. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. This lawsuit was removed by notice filed by defendants to the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV 0460)

The relief requested by the plaintiff includes an injunction preventing the defendants from proceeding with consummation of the merger, rescission of the merger if it occurs, an accounting for any profits realized by the defendants as a result of the actions complained of, an order permitting the creation of a shareholders' committee composed of the Trust common shareholders and their representatives to manage the affairs of the Trust, compensatory damages and the costs and disbursements of plaintiff's counsel.

As with the Fink v. The Trust lawsuit, the Trust regards the lawsuit as without merit and plans to vigorously defend against the allegations.

OTHER LITIGATION

PEACH TREE MALL LITIGATION

The Trust, as one Plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the inverse condemnation suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court, which remanded the case to the trial court for further proceedings. After the remand to the trial court, the Trust and the other plaintiffs determined to pursue a retrial before the court. The retrial of the litigation commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally holds in favor of the State of California. In February 2002, the Plaintiffs in the case filed a notice of appeal of the ruling of the trial court. Both the Plaintiffs and the State have filed their opening briefs in the California Court of Appeals. The Plaintiffs are scheduled to submit a reply brief in May 2003. The Trust is unable to predict at this time whether or not it will recover any amount of its damage claims in this legal proceeding.

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

In October 2002, the court issued findings of fact and conclusions of law providing that the claimant was entitled to recover from the Trust the principal amount of $266,076 in damages plus various interest amounts, which, when added to the principal amount, would result in an aggregate damage award of $494,382 against the Trust. The court's order provided, however, that the amount of the damage award is subject to offset by the amount of legal fees and expenses reasonably and necessarily incurred by the Trust in defending a certain mechanic's lien claim asserted by the plaintiff in the lawsuit. The court further directed that the plaintiff and the Trust negotiate in good faith as to the amount of such expense and that, if the parties are unable to agree as to the appropriate offset, the court would schedule an evidentiary hearing for the purpose of resolving the issue.

In response to the October 2002 order, the Trust's counsel in the litigation has been attempting to determine the amount of allowable offset to reduce the damages assessed against the Trust. As this matter is subject to further negotiation and possible further court proceedings to reach a final resolution, the Trust is not able to predict the final outcome of this claim. The Trust does not expect that the outcome will have a significant impact on the combined financial position of the Trust.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

SPECIAL MEETING OF SHAREHOLDERS TO APPROVE PROPOSED TRANSACTION.

In furtherance of the transactions contemplated by the merger agreement, the parties to the merger agreement prepared a joint filing with the Securities and Exchange Commission, being a Registration Statement on Form S-4, including a proxy statement soliciting shareholder approval of the proposed transaction and a prospectus with respect to subscription rights for securities of Gotham Golf and the notes, which were included in the merger consideration with respect to the proposed transaction. The Form S-4 Registration Statement was declared effective on October 31, 2002. On November 1, 2002, the Trust issued a press release announcing that a special shareholders meeting was to be held November 25, 2002, for the purpose of shareholder approval of the proposed transaction. Shortly thereafter, the plaintiff preferred shareholder in Kimeldorf filed a motion to show cause why a preliminary injunction should not be issued to enjoin the November 25, 2002 shareholder vote with respect to the proposed transaction. A hearing on the motion was set for November 20, 2002. On November 21, the New York Supreme Court of New York County granted plaintiffs motions for preliminary injunction and expedited discovery, denied defendant's motion to dismiss, and scheduled a hearing for November 26 to determine whether to grant further relief to plaintiff with respect to the transactions contemplated under the Merger Agreement. The Trust determined that the preliminary injunction prevented the shareholder vote from proceeding at the meeting scheduled for November 25 and, after the meeting on November 25 was called to order, it was adjourned until November 27. At the November 26 hearing, the Trust requested that the court permit the shareholder meeting and the vote on the proposed transaction to proceed and the court so ruled.

The special meeting of shareholders was reconvened on November 27, at which time the vote was held and the Trust's common shareholders approved the proposed transaction by the requisite majority vote of the outstanding shares, with 22,287,091 shares, or approximately 64% of the 34,805,912 outstanding shares of the Trust voting to approve the proposed transaction, which constituted approximately 98% of the 22,631,634 shares voted with respect to that issue. Of the remaining shares, 290,319 were voted against the transaction and 54,225 abstained. In addition, a vote was held on the other issue presented to shareholders, as to whether or not to confer discretionary authority on the Board to adjourn or postpone the meeting to permit further solicitation with respect to the foregoing proposal. The Trust's common shareholders approved this proposal by the requisite majority vote of the shares represented at the meeting, with 21,670,853 shares, or approximately 96% of the shares represented at the meeting, voting in favor of the proposal. In addition, 917,691 shares were voted against the proposal and 43,090 abstained.

                                     PART II

ITEM 5. MARKET FOR TRUST'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET PRICE AND DIVIDEND RECORD
                                                                                           Dividends
                                                     High                  Low             Declared
                                                   --------             ---------          ---------
2002 Quarters Ended

     December 31                                   $   2.30             $    1.60          $       -

     September 30                                      2.30                  2.14                  -

     June 30                                           2.43                  2.21               0.10

     March 31                                          2.48                  2.32               0.10
                                                                                           ---------
                                                                                           $    0.20
                                                                                           =========
2001 Quarters Ended

     December 31                                   $   2.56             $    2.20          $       -

     September 30                                      2.75                  2.23                  -

     June 30                                           2.62                  2.16                  -

     March 31                                          2.85                  2.38                  -
                                                                                           ---------
                                                                                           $       -
                                                                                           =========

The Trust's shares are traded on the New York Stock Exchange (Ticker Symbol:
FUR). As of December 31, 2002, there were 2,151 recordholders of the Common Shares. The Trust estimates the total number of beneficial owners at approximately 4,900.

During 2002, the Trust was not required to make any minimum distributions to its common shareholders to maintain its REIT status. During the first and second quarters of 2002, the Trust paid a quarterly dividend of $0.10 on cash of its Common Shares. There were no other distributions to the common shareholders.

ITEM 6. SELECTED FINANCIAL DATA

For the years ended December 31, (In thousands, except per share data and footnotes)

                                                                      2002         2001         2000        1999        1998 (2)
                                                                      ----         ----         ----        ----        --------
OPERATING RESULTS
Revenues                                                           $  18,701    $  31,391    $  67,265    $ 120,774    $ 148,062
                                                                   =========    =========    =========    =========    =========
Loss before write-down of investment, unrealized loss
      on carrying value of assets identified for disposition,
      gains on sale of real estate, extraordinary loss and loss
      from discontinued operations                                    (5,032)      (2,266)     (10,632)     (12,494)     (27,769)
Write-down of investment (3)                                               -      (11,463)           -            -            -
Unrealized loss on carrying value of assets
      identified for disposition                                           -            -      (19,150)      (9,800)     (36,000)
Gains on sale of real estate                                               -       30,096       76,114       28,334       10,346
                                                                   ---------    ---------    ---------    ---------    ---------
(Loss) income before extraordinary loss and loss from
      discontinued operations                                         (5,032)      16,367       46,332        6,040      (53,423)
Extraordinary loss from early extinguishment of debt (4)                   -         (889)      (6,065)      (5,508)      (2,399)
Loss from discontinued operations (1)                                      -            -            -       (6,836)     (27,696)
                                                                   ---------    ---------    ---------    ---------    ---------
Net (loss) income                                                  $  (5,032)   $  15,478    $  40,267    $  (6,304)   $ (83,518)
                                                                   =========    =========    =========    =========    =========
Net (loss) income applicable to shares of
      beneficial interest                                          $  (7,099)   $  13,410    $  37,817    $  (9,137)   $ (86,517)
                                                                   =========    =========    =========    =========    =========
Dividends declared for shares of beneficial interest               $   6,962    $       -    $   6,583    $  13,166    $   3,478
                                                                   =========    =========    =========    =========    =========

Per share of beneficial interest:
(Loss) income before extraordinary loss and loss from
      discontinued operations, basic                               $   (0.20)   $    0.39    $    1.07    $    0.08    $   (1.83)
Extraordinary loss from early extinguishment of debt, basic (4)            -        (0.02)       (0.15)       (0.14)       (0.08)
Loss from discontinued operations, basic (1)                               -            -            -        (0.18)       (0.90)
                                                                   ---------    ---------    ---------    ---------    ---------
Net (loss) income applicable to shares of beneficial interest,
      basic                                                        $   (0.20)   $    0.37    $    0.92    $   (0.24)   $   (2.81)
                                                                   =========    =========    =========    =========    =========
(Loss) income before extraordinary loss and loss from
      discontinued operations, diluted                             $   (0.20)   $    0.39    $    0.98    $    0.08    $   (1.83)
Extraordinary loss from early extinguishment of debt, diluted (4)          -        (0.02)       (0.13)       (0.14)       (0.08)
Loss from discontinued operations, diluted (1)                             -            -            -        (0.18)       (0.90)
                                                                   ---------    ---------    ---------    ---------    ---------
Net (loss) income applicable to shares of beneficial interest,
      diluted                                                      $   (0.20)   $    0.37    $    0.85    $   (0.24)   $   (2.81)
                                                                   =========    =========    =========    =========    =========
Dividends declared per share of beneficial interest                $    0.20    $       -    $   1.124    $    0.31    $    0.11
                                                                   =========    =========    =========    =========    =========

FINANCIAL POSITION AT YEAR END
      Total assets                                                 $ 171,825    $ 185,669    $ 462,598    $ 502,792    $ 742,623
      Long-term obligations (5)                                       54,319       54,616      171,310      207,589      357,580
      Total equity                                                   108,107      122,168      120,383      169,710      150,696

ITEM 6. SELECTED FINANCIAL DATA.

These Selected Financial Data should be read in conjunction with the Combined Financial Statements and Notes thereto.

(1) The results of Impark have been classified as discontinued operations for 2000, 1999 and 1998, as Impark was spun off to the shareholders of the Trust in 2000. In 1998, Impark recognized a $15.0 million reduction of goodwill.

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

(5)  Included in long-term obligations are senior notes and mortgage loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2002 TRANSACTION

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

         On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners a shareholder of the Trust that is controlled by affiliates of William A. Ackman, who was at the time Chairman of the Board of Trustees of the Trust, and Gotham Golf, a Delaware corporation controlled by Gotham Partners, pursuant to which the Trust agreed to merge with and into Gotham Golf. The merger agreement provided that the Trust's common shareholders would receive as merger consideration for each common share $2.20 in cash, subject to possible deductions on account of dividends paid to the Trust's common shareholders prior to completion of the transaction, breaches of certain representations, warranties and covenants contained in the merger agreement and costs, fees and expenses associated with obtaining certain third-party consents for the proposed transaction, a choice of an additional $0.35 in cash or a debt instrument and a subscription right to purchase common shares of Gotham Golf. The merger agreement also provided that Gotham Golf would exchange the outstanding shares of the Trust's convertible preferred shares for shares of Gotham Golf Series A Cumulative Convertible Redeemable Preferred Stock, par value $25.00 per share, having terms and conditions substantially identical to those as the Trust's convertible preferred shares had with respect to the Trust.

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

         The proposed transaction was approved by the Trust's common shareholders at a special meeting held on November 27, 2002. There can be no assurance that the proposed transaction approved by the Trust's common shareholders will be consummated.

Under the proposed transaction:

- The Trust will merge with and into Gotham Golf, a new corporation formed by Gotham Golf Partners, L.P. ("Gotham Golf Partners"), which is a golf course acquirer, owner and operator. As part of the transaction, Gotham Partners and certain other Gotham Golf Partners equityholders will contribute their respective limited partnership interests in Gotham Golf Partners to Gotham Golf and their respective general partnership interests in Gotham Golf Partners to a wholly owned limited liability company of Gotham Golf, in exchange for common stock of Gotham Golf. As a result, after the proposed transaction, Gotham Golf will directly and indirectly own approximately 92.5% of the equity interests in Gotham Golf Partners, and Gotham Partners and the other equityholders that contributed their equity interests in Gotham Golf Partners in the proposed transaction will own approximately 52.55% of the shares of Gotham Golf stock, assuming that (i) all of the subscription rights to receive Gotham Golf common shares are exercised and (ii) no other equity of Gotham Golf will be issued on or prior to the effective time of the proposed transaction.

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

In November 2002, the plaintiff in the preferred shareholder litigation (see "Item 3. Legal Proceedings") filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendant's motion to dismiss the complaint and granting motions for preliminary injunction and expedited discovery in connection with the proposed merger. The court also set a hearing for November 26, 2002 to determine whether to grant further relief to plaintiff with respect to the proposed transaction. An evidentiary hearing was held on November 26, 27 and December 2, 2002 with respect to this matter. Thereafter, the court issued an order dated December 6, 2002, reaffirming its preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The court's order extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties to the lawsuit to attend a preliminary conference for the purpose of scheduling discovery. The Trust filed a notice of appeal and began pursuit of its appeal of the court's order barring the transaction in the Appellate Division of the New York Supreme Court. The issue of the lifting of the injunction was briefed by the parties to the litigation and oral argument on the appeal was heard by the Appellate Division of the New York Supreme Court on March 11, 2003. No assurance can be given that the injunction will be lifted, that all required third party consents will be obtained and that the transaction will be consummated.

The Trust is contractually obligated under the merger agreement to pursue the proposed transaction with Gotham Partners unless a superior proposal is made; that is, an offer consisting of cash or publicly traded securities for more than 90% of the Trust's common shares or all or substantially all of the Trust's assets that would be more favorable to the holders of the common shares than the proposed transactions under the merger agreement with Gotham Partners. The pending preferred shareholder litigation opposing the transaction does not give the Trust the contractual right under the merger agreement to terminate its obligations to complete the transaction. If the Trust were to seek to terminate its obligations solely for that reason, the Trust could incur liability to Gotham Partners that may include responsibility for the payment of Gotham Partners' expenses for the transaction, which the Trust believes may exceed $8 million.

OTHER MATTERS

The Trust was not directly affected by the events of the September 11th terrorist attacks; however, the attacks have had a negative effect on the economy which was already considered to be in a recession. The Trust could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs. The Trust's property insurance was renewed in November 2002. The rates increased 73% upon renewal. The Trust's Directors' and Officers' insurance will expire on May 30, 2003. The rates are expected to increase substantially upon renewal.

The Trust's most critical accounting policy relates to the evaluation of the carrying value of real estate. The Trust evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory, product warranty reserves, the percentage of completion method of recognizing revenue and contingent liabilities, among others. These estimates are susceptible to change and actual results could differ from these estimates. The effects of changes in these estimates are recognized in the period they are determined.

SHAREHOLDER LITIGATION

Three separate lawsuits have been filed seeking to block the proposed transaction between the Trust and Gotham Partners relative to the Merger Agreement of February 13, 2002 (See "Item 3. Legal Proceedings"). With respect to one of these legal proceedings, the New York Supreme Court of New York County has issued an order granting an injunction preventing the transaction from going forward. That injunction is currently under appeal. No assurance can be given that the injunction will be lifted or that the proposed transaction will be consummated.

PARK PLAZA MALL

Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with a subsidiary of the Trust that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed a notice of appeal of this ruling in the Supreme Court of Arkansas, with no decision expected before June 2003. In the event that a large-scale retail facility is built on this site, Dillard's may decline to extend or renew its operating covenant and cease operating its stores at Park Plaza Mall. In the event Dillard's closes one or both of its stores at Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the likely departure of many of the tenants pursuant to early termination provisions of their leases that may be triggered by the closure of one or both of the anchor stores. The Park Plaza Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants would most likely result in an event of default under this mortgage.

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

With respect to capital improvements, the Trust estimates that the Park Plaza Mall will need to repair or replace its roof at a cost of approximately $0.6 million. The Trust plans to perform the repair or replacement over the next six months.

VENTEK

FUMI's subsidiary, VenTek, a manufacturer of transit ticketing and parking equipment, continues to incur significant operating losses. The Trust has provided performance bond guarantees entered into with respect to two contracts of VenTek with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantees are expected to expire within the next two years based on the commencement of contractual warranty and maintenance periods now in effect under both contracts. As of March 14, 2003, no amounts have been drawn against these guarantees. If VenTek is unable to perform in accordance with these contracts, the Trust may be responsible for payment under these guarantees. Also, in connection with one of these transit contracts, VenTek may be liable for liquidated damages (as calculated under the contract) related to delays in completion of the contract.

LIQUIDITY AND CAPITAL RESOURCES

General

Unrestricted and restricted cash and cash equivalents increased by approximately $1.2 million (to $5.9 million from $4.7 million) when comparing the balance at December 31, 2002 to the balance at December 31, 2001.

The Trust's net cash provided by investing activities of $11.3 million was substantially offset by net cash used for operating activities of approximately $0.8 million and net cash used for financing activities of $9.3 million. Cash used for financing activities included approximately $6.9 million of cash dividends to common shareholders, $2.1 million of cash dividends to preferred shareholders and $0.3 million of mortgage amortization. Cash provided by investing activities consisted of the excess of sales over purchases of U.S. Treasury Bills of $12.0 million. Cash used for investing activities consisted of $0.7 million of improvements to properties.

The Trust declared a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders in the fourth quarter of 2002. The dividend was paid January 31, 2003 to shareholders of record at the close of business on December 31, 2002. In addition, the Trust paid a dividend for the first, second and third quarter of 2002 of $0.5 million ($0.525 per share) per quarter to preferred shareholders. During 2002, the Trust was not required to make any minimum distributions to its common shareholders to maintain its REIT status. The Trust paid a dividend of $3.5 million ($0.10 per share) to the common shareholders during the first and second quarters of 2002.

\
At December 31, 2002, the Trust owned $104.0 million in face value of U.S. Treasury Bills. The U.S. Treasury Bills are of maturities of less than 90 days and classified as held to maturity. The average yield for the year ended December 31, 2002 and 2001 was 1.61% and 3.64%, respectively.

A summary of the Trust's borrowings and repayment timing is as follows (in millions):

                                                         Payments Due by Period
                                                         ----------------------
                                                       Less than             1-3              4-5             After 5
Contractual Obligations              Total              1 Year              Years            Years             Years
-----------------------              -----             ---------           ------            -----            -------
Mortgage loan payable                $41.8             $   0.3             $  0.7            $ 0.9            $  39.9
Senior notes                         $12.5             $  12.5             $   -             $   -            $     -
                                     -----             ---------           ------            -----            -------
    Total                            $54.3             $  12.8             $  0.7            $ 0.9            $  39.9
                                     =====             =========          =======            =====            =======

The only lease with respect to which the Trust has an obligation for payment of rent for is for VenTek, which is month to month.

RESULTS OF OPERATIONS - 2002 VERSUS 2001

Net loss applicable to Common Shares for the year ended December 31, 2002 was $7.1 million as compared to net income of $13.4 million for the year ended December 31, 2001. Net income for the year ended December 31, 2001 included a write-down of an investment in preferred stock and warrants to purchase common shares of HQ Global Holdings Inc. ("HQ") of $11.5 million, as well as, a gain on sale of real estate of $30.1 million. The gain for the year ended December 31, 2001 related to the sale two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in operations of the properties (the "Purchased Assets"). Net income for the year ended December 31, 2001 also included a $0.9 million extraordinary loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Purchased Assets.

Interest and dividends decreased by $3.4 million during the year ended December 31, 2002, as compared to 2001. The decrease is a result of lower amounts invested and lower interest rates between the periods. In addition, during the first and second quarter of 2001, a $0.7 million dividend was accrued on the preferred shares of HQ.

Property net operating income, which is rent less property operating expenses and real estate taxes, decreased for the year ended December 31, 2002 to $7.7 million from $10.5 million in 2001. The decrease was attributable to the sale of the Purchased Assets in March 2001.

Property net operating income for the Trust's remaining real estate properties for the year ended December 31, 2002 increased by $1.2 million. The increase was attributable primarily to an increase in revenues of $0.7 million and a decrease in operating expenses of $0.5 million. Revenues increased by $0.7 million for the properties remaining for the year ended December 31, 2002, primarily due to an increase in rental rates at Park Plaza. This was partially offset by a decrease in occupancy at Circle Tower. Included in operating expenses are $0.2 million and $0.7 million in 2002 and 2001, respectively, of costs incurred in connection with the matters described above in the Park Plaza Mall section.

Depreciation and amortization, and mortgage loan interest expense decreased from 2001 to 2002 due to the sale of properties in March 2001. With respect to the remaining properties, depreciation and amortization expense, and interest expense remained relatively constant.

General and administrative expenses remained relatively constant when comparing the year ended December 31, 2002 to the comparable period in 2001. Included in general and administrative expenses for the years ended December 31, 2002 and 2001 are approximately $2.6 million and $0.9 million, respectively, of the Trust's transaction costs related to the Gotham proposal. During the year ended December 31, 2002, $0.8 million of costs related to the preferred shareholder lawsuit were included in general and administrative expense. Also included in general and administrative expenses are $0.8 million and $1.0 million in 2002 and 2001, respectively, to a firm that is providing management services to VenTek. Otherwise, general and administrative expenses decreased due to reduced legal, accounting, professional and management fees primarily as a result of selling the majority of its assets in March 2001. The Trust cannot predict what the professional fees may be in 2003 due to the ongoing litigation which may be substantial.

FUMI's manufacturing facility, VenTek, incurred a net loss of approximately $1.8 million for the year ended December 31, 2002, as compared to a net loss of approximately $1.6 million for the year ended December 31, 2001. Sales decreased for the year ended December 31, 2002 to $2.9 million from $7.6 million in 2001 and cost of goods sold decreased to $4.9 million from $8.8 million for the same period. The decrease in both sales and cost of goods sold is due to the winding down of current contracts and having nominal new business. During the year ended December 31, 2002, VenTek settled a claim for $0.5 million against a California transit agency. The claim arose in 1999 from a termination for convenience by the agency of a contract with VenTek. The amount recovered is included in other income for the year ended December 31, 2002. During the year ended December 31, 2002 nine employees were terminated. These employees were involved in both the transit ticketing and parking equipment, as well as administrative functions. Severance expenses of less than $0.1 million was recorded during both the years ended December 31, 2002 and 2001. The backlog for VenTek is approximately $0.5 million at December 31, 2002. Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek's backlog is subject to fluctuations and is not necessarily indicative of future sales. A failure to replace backlog has resulted in and will continue to result in lower revenues.

RESULTS OF OPERATIONS - 2001 VERSUS 2000

Net income applicable to Common Shares for 2001 was $13.4 million as compared to net income of $37.8 million for 2000. Net income for 2001 included a write-down of an investment in preferred stock and warrants to purchase common shares of HQ of $11.5 million. Net income for 2000 included a $19.2 million impairment loss on certain of the assets which the Trust had agreed to sell to the Purchaser at a sales price that was less than net book value at December 31, 2000. The Purchased Assets were sold in March 2001. Net income for 2001 included a gain on sale of real estate of approximately $30.1 million compared to gains of $76.1 million in the comparable period of 2000. The gain for 2001 related to the sale of the Purchased Assets. The gain for 2000 included $58.7 million related to the sale of Crossroads Mall, $1.2 million from the sale of the joint venture interest in Temple Mall, $16.1 million from the sale of Huntington Garage and $0.1 million from the sale of other assets. Net income for 2001 included a $0.9 million extraordinary loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of the Purchased Assets. Net income for 2000 included a $3.1 million extraordinary loss from early extinguishment of debt relating to the payoff of the Trust's deferred obligation of $10.6 million and a $2.4 million loss from early extinguishment of debt relating to the first mortgage debt which was assumed as part of the sale of Crossroads Mall and a $0.6 million loss from early extinguishment of debt related to the sale of Huntington Garage.

Interest and dividends decreased during 2001 as compared to 2000. The decrease is a result of lower amounts, invested and lower interest rates between the periods.

Property net operating income, which is rent less property operating expenses and real estate taxes, decreased for 2001 to $10.5 million from $29.8 million in 2000. The decrease was attributable to the sale of properties in March 2001.

Property net operating income for the Trust's remaining real estate properties for 2001 decreased by $1.2 million. The decrease was attributable mainly to an increase in operating expenses at Park Plaza Mall. The increase in operating expenses was primarily due to $0.7 million of costs incurred in connection with the matters described above in the Park Plaza Mall section. Rental income remained relatively constant at both properties.

Depreciation and amortization and mortgage loan interest expense decreased when comparing 2001 to the comparable period in 2000 due to the sale of properties in March 2001. With respect to the remaining properties, depreciation and amortization expense increased slightly due to improvements to properties. Mortgage interest expense increased with respect to the remaining properties as a result of a first mortgage loan that was obtained on Park Plaza Mall in April 2000.

Interest expense relating to notes payable decreased due to the repayment of reverse repurchase agreements in January 2001.

General and administrative expenses decreased by $5.6 million from 2000 to 2001, primarily due to severance expenses incurred during 2000. Included in general and administrative expenses for 2001 are $0.9 million of transaction costs related to the Gotham proposal and $1.0 million to a firm that is providing management services to VenTek. Included in general and administrative expenses for 2000 are approximately $2.7 million of stay bonuses and severance expense. In addition, general and administrative expenses decreased due to salary and overhead savings as a result of the Trust outsourcing its management functions and a decrease in legal expense and accounting fees.

FUMI's manufacturing facility, VenTek, incurred a net loss of $1.6 million for 2001, as compared to a net loss of approximately $3.1 million for 2000. The net loss for 2001 includes approximately $0.4 million in credits estimated to be issued in connection with contracts and a $0.3 million inventory valuation adjustment, which is primarily related to discontinued parking models and FUMI's transit ticketing equipment inventory. In October 2001, VenTek decided to terminate eleven employees who were principally engaged in the production of transit ticketing equipment. Severance expense of less than $0.1 million was incurred in the fourth quarter of 2001 and stay bonuses for selected remaining employees are expected to result in a charge of approximately $0.1 million over a one year period, beginning in the fourth quarter of 2001. The backlog for VenTek was approximately $1.3 million at December 31, 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Trust's December 31, 2002 combined financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Trust's combined financial statements. The Trust's guarantees are disclosed in the combined financial statements.

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Trust will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Trust does not anticipate that this will have an impact on its combined financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

All of the Trust's loans outstanding at December 31, 2002 have fixed interest rates. The Trust's investments in U.S. Treasury Bills mature in less than 90 days and therefore are not subject to significant interest rate risk.

ITEM 8. FINANCIAL STATEMENTS.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Balance Sheets

As of December 31, (In thousands, except share data)

                                                                                              2002                   2001
                                                                                          ------------            -----------
ASSETS
Investments in real estate, at cost
  Land                                                                                    $      6,086            $     6,086
  Buildings and improvements                                                                    64,867                 64,189
                                                                                          ------------            -----------
                                                                                                70,953                 70,275
  Less - Accumulated depreciation                                                              (12,057)               (10,108)
                                                                                          ------------            -----------
    Investments in real estate, net                                                             58,896                 60,167

Other assets
  Cash and cash equivalents - unrestricted                                                       3,897                  2,609
                            - restricted                                                         1,968                  2,115
  Accounts receivable and prepayments, net of allowances
      of $601 and $680, respectively                                                             1,625                  2,261
  Investments                                                                                  103,974                116,005
  Inventory, net of reserve                                                                      1,033                  1,971
  Unamortized debt issue costs, net                                                                278                    351
  Other                                                                                            154                    190
                                                                                          ------------            -----------
    Total assets                                                                          $    171,825            $   185,669
                                                                                          ============            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage loan, including current portion of $324 and $297, respectively                 $     41,781            $    42,078
  Note payable                                                                                      80                     96
  Senior notes                                                                                  12,538                 12,538
  Accounts payable and accrued liabilities                                                       8,332                  7,856
  Dividends payable                                                                                516                    517
  Deferred items                                                                                   471                    416
                                                                                          ------------            -----------
    Total liabilities                                                                           63,718                 63,501
                                                                                          ------------            -----------
Shareholders' equity
  Convertible preferred shares of beneficial interest, $25 per share liquidation preference, 2,300,000 shares authorized, 983,082 and 984,800
    outstanding in 2002 and 2001                                                                23,131                 23,171
  Shares of beneficial interest, $1 par, unlimited authorized, 34,814,361
    and 34,805,912 shares, outstanding in 2002 and 2001                                         34,814                 34,806
  Additional paid-in capital                                                                   207,634                207,602
  Accumulated distributions in excess of net income                                           (157,472)              (143,411)
                                                                                          ------------            -----------
    Total shareholders' equity                                                                 108,107                122,168
                                                                                          ------------            -----------
Total liabilities and shareholders' equity                                                $    171,825            $   185,669
                                                                                          ============            ===========

     The accompanying notes are an integral part of these combined financial statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS
Combined Statements of Operations
For the years ended December 31, (In thousands, except per share data)

                                                                                     2002                2001            2000
                                                                                -------------       -------------     -----------
Revenues
     Rents                                                                      $      13,643       $      18,741     $    49,603
     Sales                                                                              2,924               7,554           5,556
     Interest and dividends                                                             1,659               5,091          12,108
     Other income (loss)                                                                  475                   5              (2)
                                                                                -------------       -------------     -----------
                                                                                       18,701              31,391          67,265
                                                                                -------------       -------------     -----------

Expenses
     Property operating                                                                 5,043               6,981          14,448
     Cost of goods sold                                                                 4,892               8,777           8,156
     Real estate taxes                                                                    899               1,218           5,348
     Depreciation and amortization                                                      2,077               3,837          12,580
     Interest                                                                           5,102               7,094          26,004
     General and administrative                                                         5,720               5,750          11,361
     Write-down of investment                                                               -              11,463               -
     Unrealized loss on carrying value of assets identified for disposition                 -                   -          19,150
                                                                                -------------       -------------     -----------
                                                                                       23,733              45,120          97,047
                                                                                -------------       -------------     -----------
Loss before gains on sales of real estate, extraordinary loss from early
      extinguishment of debt                                                           (5,032)            (13,729)        (29,782)
     Gains on sales of real estate                                                          -              30,096          76,114
                                                                                -------------       -------------     -----------
(Loss) income before extraordinary loss from early extinguishment of debt              (5,032)             16,367          46,332
     Extraordinary loss from early extinguishment of debt                                   -                (889)         (6,065)
                                                                                -------------       -------------     -----------

Net (loss) income                                                                      (5,032)             15,478          40,267
     Preferred dividend                                                                (2,067)             (2,068)         (2,450)
                                                                                -------------       -------------     -----------
Net (loss) income applicable to shares of beneficial interest                   $      (7,099)      $      13,410     $    37,817
                                                                                =============       =============     ===========

Per share data
Basic:
(Loss) income before extraordinary loss from early extinguishment of debt       $       (0.20)      $        0.39     $      1.07
Extraordinary loss from early extinguishment of debt                                        -               (0.02)          (0.15)
                                                                                -------------       -------------     -----------
Net (loss) income applicable to shares of beneficial interest                   $       (0.20)      $        0.37     $      0.92
                                                                                =============       =============     ===========
Diluted:
(Loss) income before extraordinary loss from early extinguishment of debt       $       (0.20)      $        0.39     $      0.98
Extraordinary loss from early extinguishment of debt                                        -               (0.02)          (0.13)
                                                                                -------------       -------------     -----------
Net (loss) income applicable to shares of beneficial interest                   $       (0.20)      $        0.37     $      0.85
                                                                                =============       =============     ===========

Basic weighted average shares                                                          34,807              36,396          41,758
                                                                                =============       =============     ===========
Diluted weighted average shares                                                        34,807              36,396          47,499
                                                                                =============       =============     ===========

    The accompanying notes are an integral part of these combined financial statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS
Combined Statements of Shareholders' Equity

(In thousands, except per share data)

                                                          Number of   Amount of
                                                          Preferred   Preferred    Number of   Amount of
                                                          Shares of   Shares of    Shares of   Shares of
                                                          Beneficial  Beneficial   Beneficial  Beneficial
                                                           Interest    Interest     Interest    Interest
                                                          ----------  ----------   ----------  ----------
Balance December 31, 1999                                      1,349  $   31,737       42,472  $   42,472

     Net income before preferred dividend
     Dividends paid or accrued on shares of beneficial
         interest ($0.31/share)
     Dividends paid or accrued on preferred
         shares ($2.10/share)
     Shares repurchased                                         (364)     (8,566)      (2,775)     (2,775)
     Compensation on variable stock options
     Spinoff of Impark
     Deferred compensation related to restricted shares
                                                          ----------  ----------   ----------  ----------
Balance December 31, 2000                                        985      23,171       39,697      39,697

     Net income before preferred dividend
     Dividends paid or accrued on preferred
         shares ($2.10/share)
     Shares repurchased                                                                (4,891)     (4,891)
                                                          ----------  ----------   ----------  ----------

Balance December 31, 2001                                        985      23,171       34,806      34,806

     Net loss before preferred dividend
     Dividends paid on shares
         of beneficial interest ($0.20/share)
     Dividends paid or accrued on preferred
         shares ($2.10/share)
     Conversion of preferred shares                               (2)        (40)           8          8
                                                          ----------  ----------   ----------  ----------

Balance December 31, 2002                                        983  $   23,131       34,814  $   34,814
                                                          ==========  ==========   ==========  ==========

                                                                        Accumulated
                                                          Additional   Distributions                                   Total
                                                           Paid-In      in Excess of           Deferred            Shareholders'
                                                           Capital     Net Income (1)        Compensation             Equity
                                                          ----------   --------------        ------------          --------------
Balance December 31, 1999                                 $  218,831   $     (123,322)       $         (8)         $      169,710

     Net income before preferred dividend                                      40,267                                      40,267
     Dividends paid or accrued on shares of beneficial
         interest ($0.31/share)                                                (6,583)                                     (6,583)
     Dividends paid or accrued on preferred
         shares ($2.10/share)                                                  (2,450)                                     (2,450)
     Shares repurchased                                       (3,829)                                                     (15,170)
     Compensation on variable stock options                     (666)                                                        (666)
     Spinoff of Impark                                                        (64,733)                                    (64,733)
     Deferred compensation related to restricted shares                                                 8                       8
                                                          ----------   --------------        ------------          --------------
Balance December 31, 2000                                    214,336         (156,821)                  -                 120,383

     Net income before preferred dividend                                      15,478                                      15,478
     Dividends paid or accrued on preferred                                    (2,068)                                     (2,068)
         shares ($2.10/share)
     Shares repurchased                                       (6,734)                                                     (11,625)
                                                          ----------   --------------        ------------          --------------

Balance December 31, 2001                                    207,602         (143,411)                  -                 122,168

     Net loss before preferred dividend                                        (5,032)                                     (5,032)
     Dividends paid on shares
         of beneficial interest ($0.20/share)                                  (6,962)                                     (6,962)
     Dividends paid or accrued on preferred
         shares ($2.10/share)                                                  (2,067)                                     (2,067)
     Conversion of preferred shares                               32                                                            -
                                                          ----------   --------------        ------------          --------------

Balance December 31, 2002                                 $  207,634   $     (157,472)       $          -          $      108,107
                                                          ==========   ==============        ============          ==============

(1) Includes the balance of accumulated distributions in excess of net income of First Union Management, Inc. of $8,588, $2,554 and $4,173 as of December 31, 2000, 2001 and 2002, respectively.

    The accompanying notes are an integral part of these combined financial statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS
Combined Statements of Cash Flows

For the years ended December 31, (In thousands)

                                                                                            2002           2001          2000
                                                                                         -----------    -----------    ---------
Cash (used for) provided by operating activities
     Net (loss) income                                                                   $    (5,032)   $    15,478    $  40,267
     Adjustments to reconcile net (loss) income
     to net cash (used for) provided by operating activities
          Depreciation and amortization                                                        2,077          3,837       12,580
          Write-down of investment                                                                 -         11,463            -
          Extraordinary loss from early extinguishment of debt                                     -            889        6,065
          Gains on sales of real estate                                                            -        (30,096)     (76,114)
          Loss on carrying value of assets identified for disposition                              -              -       19,150
          Increase (decrease) in deferred items                                                   55           (564)       2,409
          Net changes in other operating assets and liabilities                                2,050         (6,285)       3,942
                                                                                         -----------    -----------    ---------
             Net cash (used for) provided by operating activities                               (850)        (5,278)       8,299
                                                                                         -----------    -----------    ---------

Cash provided by (used for) investing activities
          Principal received from mortgage loans and note receivable                               -          7,048        3,881
          Net proceeds from sales of real estate                                                   -         43,617       23,325
          Proceeds from sale of fixed assets                                                       -              -          175
          Proceeds from sale of investment in joint venture                                        -              -        2,410
          Purchase of investments                                                         (1,662,806)    (1,283,394)  (1,519,627)
          Proceeds from maturity of investments                                            1,674,837      1,377,249    1,403,668
          Investments in building and tenant improvements                                       (697)          (778)     (10,980)
                                                                                         -----------    -----------    ---------
             Net cash provided by (used for) investing activities                             11,334        143,742      (97,148)
                                                                                         -----------    -----------    ---------

Cash (used for) provided by financing activities
          (Decrease) increase in notes payable                                                   (16)      (150,014)     100,982
          Proceeds from mortgage loans                                                             -          6,500       50,000
          Repayment of mortgage loans - Principal payments                                      (297)          (422)      (1,477)
                                      - Balloon payments                                           -              -       (8,613)
          Mortgage prepayment penalties                                                            -              -         (514)
          Payment of deferred obligation                                                           -              -      (10,579)
          Deferred obligation repayment penalty                                                    -              -       (3,092)
          Payments for Impark spin-off                                                             -              -      (37,087)
          Repurchase of common shares                                                              -        (11,625)      (7,431)
          Repurchase of preferred shares                                                           -              -       (7,739)
          Income from variable stock options                                                       -              -         (666)
          Debt issue costs paid                                                                    -              -         (666)
          Dividends paid on shares of beneficial interest                                     (6,962)             -      (13,166)
          Dividends paid on preferred shares of beneficial interest                           (2,068)        (2,068)      (2,641)
                                                                                         -----------    -----------    ---------
             Net cash (used for) provided by financing activities                             (9,343)      (157,629)      57,311
                                                                                         -----------    -----------    ---------
         Increase (decrease) in cash and cash equivalents                                      1,141        (19,165)     (31,538)
         Cash and cash equivalents at beginning of year                                        4,724         23,889       57,841
                                                                                         -----------    -----------    ---------
         Cash and cash equivalents at end of year                                              5,865          4,724       26,303
         Change in cash from discontinued operations                                               -              -       (2,414)
                                                                                         -----------    -----------    ---------
         Cash and cash equivalents at end of year, including discontinued operations     $     5,865    $     4,724    $  23,889
                                                                                         ===========    ===========    =========

         Supplemental Disclosure of Cash Flow Information
         Interest paid                                                                   $     5,102    $     7,899    $  26,165
                                                                                         ===========    ===========    =========

         Supplemental Disclosure on Non-Cash Investing and Financing Activities

         Dividends accrued on preferred shares of beneficial interest                    $       516    $       517    $     517
                                                                                         ===========    ===========    =========
         Transfer of mortgage loan obligations in connection with real estate sales      $         -    $   122,722    $  76,189
                                                                                         ===========      =========    =========
         Transfer of deferred obligation in connection with real estate sales            $         -    $     1,775    $       -
                                                                                         ===========    ===========    =========
         Issuance of mortgage loan receivable in connection with real estate sales       $         -    $     7,000    $       -
                                                                                         ===========    ===========    =========
         Discontinued non-cash net assets charged to dividends paid                      $              $         -    $  64,747
                                                                                         ===========    ===========    =========

     The accompanying notes are an integral part of these combined financial statements.

ITEM 8. FINANCIAL STATEMENTS

         NOTES TO COMBINED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  First Union Real Estate Equity and Mortgage Investments (the "Trust") and First Union Management, Inc. ("FUMI") are in the real estate and parking and transit ticket equipment manufacturing industries with properties and operations in the United States. The accounting policies of the Trust and FUMI conform to generally accepted accounting principles and give recognition, as appropriate, to common practices within the real estate, parking and manufacturing industries. In March 2001, the Trust sold a significant portion of its remaining real estate assets. As of December 31, 2002, the Trust owned two real estate properties, a shopping mall located in Little Rock, Arkansas and an office property located in Indianapolis, Indiana.

                  Under a trust agreement, the common shares of FUMI are held by the Trust for the benefit of the shareholders of the Trust. Accordingly, the financial statements of FUMI and the Trust have been combined and activity between the entities has been eliminated in combination. Additionally, FUMI owned voting control of Imperial Parking Limited ("Impark"). Impark operates parking facilities throughout Canada. In March 2000, the Trust entered into a plan of settlement and a plan of reorganization with a number of its affiliated companies which resulted in a transfer of the assets of Impark to a subsidiary of the Trust, Imperial Parking Corporation, a Delaware corporation ("Imperial"). In March 2000, the Trust distributed all common stock of Imperial to its shareholders. The financial information for 2000 classifies the Canadian parking business as "discontinued operations."

                  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Such estimates that are particularly susceptible to change relate to management's estimate of the impairment of real estate. In addition, estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory, product warranty reserves, the percentage of completion method and contingencies, among others. Actual results could differ from these estimates.

                  The Trust accounts for its leases with tenants as operating leases. Tenant leases generally provide for billings of certain operating costs and retail tenant leases generally provide for percentage rentals, in addition to fixed minimum rentals. The Trust accrues the recovery of operating costs based on actual costs incurred. For percentage rentals, the Trust follows the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Issue No. 98-9 (EITF-98-9), "Accounting for Contingent Rent in Interim Financial Periods." EITF-98-9 requires that contingent rental income, such as percentage rent which is dependent on sales of retail tenants, be recognized in the period that a tenant exceeds its specified sales breakpoint. Consequently, the Trust accrues the majority of percentage rent income in the fourth quarter of each year in accordance with EITF-98-9. For the years ended December 31, 2002, 2001 and 2000, the accrued recovery of operating costs and percentage rent income approximated $4.5 million, $5.6 million and $11.6 million, respectively. Deferred revenue is derived primarily from revenue received in advance of its due date.

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

                  At December 31, 2002 and 2001, buildings and improvements included $0.1 million of equipment. Equipment is depreciated over useful lives of five to ten years.

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

                  At December 31, 2002 and 2001, $0.7 million and $0.9 million of cash was restricted, respectively, based on the terms of the mortgages. Additionally, $1.2 million of cash as of December 31, 2002 and 2001 was classified as restricted because this amount secures benefits under change of control agreements with former employees of the Trust and FUMI. The restricted cash can also be used for reimbursement of legal and other expenses incurred for claims against Trustees serving prior to the change in the majority of the Board that occurred in June 1998. The terms of the escrow agreement expire in May 2003.

                  The Trust has calculated earnings per share for 2002, 2001 and 2000 in accordance with SFAS 128, "Earnings Per Share." SFAS 128 requires that common share equivalents be excluded from the weighted average shares outstanding for the calculation of basic earnings per share. The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands):

                                                          2002         2001         2000
                                                          ----         ----         ----
Basic weighted average shares                            34,807       36,396       41,758
Convertible preferred shares                                  -            -        5,741
                                                         ------       ------       ------
Diluted weighted average shares                          34,807       36,396       47,499
                                                         ======       ======       ======

                  The preferred shares are anti-dilutive and are not included in the weighted average shares outstanding for the diluted earnings per share for 2002 and 2001. The warrants to purchase shares of beneficial interest are anti-dilutive and are not included for any period.

                  The computation of basic and diluted earnings per share before extraordinary loss is as follows (in thousands, except per share data):

                                                                    2002                    2001                 2000
                                                                 -----------            ------------          -----------
Basic

(Loss) income before extraordinary loss from early
   extinguishment of debt                                        $    (5,032)           $     16,367          $    46,332
Preferred dividend                                                    (2,067)                 (2,068)              (2,450)
Discount on preferred stock redemption                                     -                       -                  827
                                                                 -----------            ------------          -----------
(Loss) income before extraordinary loss from early
   extinguishment of debt attributable to
   common shares                                                 $    (7,099)           $     14,299          $    44,709
                                                                 ============           ============          ===========

Basic weighted average shares                                         34,807                  36,396               41,758
                                                                 ===========            ============          ===========
(Loss) income per share before extraordinary
   loss from early extinguishment of debt                        $     (0.20)           $       0.39          $      1.07
                                                                 ===========            ============          ===========

Diluted
(Loss) income before extraordinary loss from early
   extinguishment of debt                                        $    (5,032)           $     16,367          $    44,709
Preferred dividend                                                    (2,067)                 (2,068)                   -
Preferred dividend on unredeemed stock                                     -                       -                2,068
Impact of redeemed preferred stock                                         -                       -                 (444)
                                                                 -----------            ------------          -----------
(Loss) income before extraordinary loss from early
   extinguishment of debt and loss from attributable to
   common shares                                                 $    (7,099)           $     14,299          $    46,333
                                                                 ============           ============          ===========

Diluted weighted average shares                                       34,807                  36,396               47,499
                                                                 ===========            ============          ===========
(Loss) income per share before extraordinary
   loss from early extinguishment of debt                        $     (0.20)           $       0.39          $      0.98
                                                                 ===========            ============          ===========

         VENTEK

                  FUMI's manufacturing subsidiary, VenTek International, Inc. ("VenTek"), is in the business of manufacturing, installing and providing maintenance of transit ticket vending and parking equipment. A summary of VenTek's significant accounting policies are as follows:

         Inventory

                  Inventory is valued at the lower of weighted average cost or net realizable value and consists primarily of transit ticketing and parking equipment parts and unbilled revenue recognized under the percentage completion method. Unbilled revenue was $0.6 million and $1.1 million at December 31, 2002 and 2001, respectively. VenTek's inventory valuation reserve was $0.5 million and $0.3 million at December 31, 2002 and 2001, respectively.

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

         Product Warranty Policy

                  VenTek provides product warranties for both its parking and transit ticket equipment. The warranty policy for parking equipment generally provides for one year of coverage. The warranty policy for transit ticket equipment generally provides two to two and a half years of coverage. VenTek's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. Product warranties of approximately $0.2 million and $0.3 million are included in accounts payable and accrued liabilities at December 31, 2002 and 2001, respectively.

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

         Share Options

                  The Trust accounts for stock option awards in accordance with APB 25 and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Consequently, compensation cost has not been recognized for the share option plans except for the options granted in 1999 which had an exercise price that was less than the grant date per share market price. If compensation expense for the Trust's two share option plans had been recorded based on the fair value at the grant date for awards in previous years, consistent with SFAS 123, the Trust's net income would be adjusted as follows (amounts in thousands, except per share data):

                                                                 2002              2001             2000
                                                                 ----              ----             ----
Net (loss) income applicable to shares
  of beneficial interest, as reported                         $   (7,099)       $   13,410       $   37,817
Effect of stock options as calculated                                  -                 -             (208)
                                                              ----------        ----------       ----------
Net (loss) income as adjusted                                 $   (7,099)       $   13,410       $   37,609
                                                              ==========        ==========       ==========
Per share
     Basic:
     Net (loss) income, as reported                           $    (0.20)       $     0.37       $     0.92
     Effect of stock options as calculated                             -                 -                -
                                                              ----------        ----------       ----------
     Net (loss) income, as adjusted                           $    (0.20)       $     0.37       $     0.92
                                                              ==========        ==========       ==========
     Diluted:
     Net (loss) income, as reported                           $    (0.20)       $     0.37       $     0.85
     Effect of stock options as calculated                             -                 -                -
                                                              ----------        ----------       ----------
     Net (loss) income, as adjusted                           $    (0.20)       $     0.37       $     0.85
                                                              ==========        ==========       ==========

         Recently Issued Accounting Standards

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

                  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The adoption of this statement had no impact on the Trust's combined liquidity, financial position or results of operations, although in future years sales of properties would be presented in a manner similar to discontinued operations.

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB
         30. The effect of this statement on the Trust's combined financial statements would be the reclassification of extraordinary loss on early extinguishment of debt to interest expense, however, this will have no effect on the Trust's net income applicable to shares of beneficial interest. The Trust intends to adopt FASB No. 145 as of January 1, 2003

                  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged.

                  In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Trust's December 31, 2002 combined financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Trust's combined financial statements. The Trust's guarantees are disclosed in the combined financial statements.

                  In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Trust will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Trust does not anticipate that this will have an impact on its combined financial statements.

2.       PROPOSED TRANSACTION

                  On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P. ("Gotham Partners") a shareholder of the Trust that is controlled by affiliates of William A. Ackman, who was at the time Chairman of the Board of Trustees of the Trust, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, pursuant to which the Trust agreed to merge with and into Gotham Golf. The parties subsequently adopted Amendment No. 1 to the merger agreement on April 24, 2002, Amendment No. 2 to the merger agreement on September 24, 2002 and Amendment No. 3 to the merger agreement on October 24, 2002. If consummated, the proposed transaction will result in the Trust's common shareholders receiving as merger consideration for each common share:

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

                  The proposed transaction is subject to several conditions, including the approval of the Trust's shareholders and the obtaining of certain third party consents. The proposed transaction was approved by the Trust's common shareholders at a special meeting held on November 27, 2002. There can be no assurance that the proposed transaction approved by the Trust's common shareholders will be consummated.

                  In November 2002, the plaintiff in the preferred shareholder litigation (see "Footnote 17, Legal Proceedings") filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendant's motion to dismiss the complaint and granting motions for preliminary injunction and expedited discovery in connection with the proposed merger. The court also set a hearing for November 26, 2002 to determine whether to grant further relief to plaintiff with respect to the proposed transaction. An evidentiary hearing was held on November 26, 27 and December 2, 2002 with respect to this matter. Thereafter, the court issued an order dated December 6, 2002, reaffirming its preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The court's order extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties to the lawsuit to attend a preliminary conference for the purpose of scheduling discovery. The Trust filed a notice of appeal and began pursuit of its appeal of the court's order barring the transaction in the Appellate Division of the New York Supreme Court. The issue of the lifting of the injunction was briefed by the parties to the litigation and oral argument on the appeal was heard by the Appellate Division of the New York Supreme Court on March 11, 2003. No assurance can be given that the injunction will be lifted, that all required third party consents will be obtained and that the transaction will be consummated.

3.       DISCONTINUED OPERATIONS

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

4.       INVESTMENTS

                  Investments as of December 31, 2002 and 2001 include U.S. Treasury Bills in the face amount of $104.0 million and $116.0 million, respectively. The U.S. Treasury Bills are classified as held-to-maturity securities and are recorded at cost less unamortized discount. In addition, the Trust invested $10.0 million during 2000 in convertible preferred stock and warrants issued by HQ Global Holdings, Inc. ("HQ"). The convertible preferred stock was accounted for as an available-for-sale security and accrued a 13.5% "pay-in-kind" dividend which increased annually. The shares and accrued dividends can be converted into common shares. Management had determined that the fair value of the investment in convertible preferred stock was $7.3 million plus accrued dividends. The warrants allow the Trust to purchase shares of common stock for a nominal strike price and were originally valued at $2.7 million.

                  At June 30, 2001, the Trust wrote off its $2.7 million investment in HQ warrants because of a decline in center occupancy and other business setbacks disclosed by HQ. The Trust believed that the decline in estimated fair market value of the investment in warrants was other than temporary. The Trust also stopped accruing dividends at June 30, 2001. During the third and fourth quarters of 2001, the Trust wrote off its remaining $8.8 million investment in HQ preferred stock because of continued losses and recently disclosed defaults on HQ's various credit agreements, which the Trust believed had permanently impaired the value of its investment in HQ's preferred stock. On March 13, 2002, HQ filed a voluntary petition for a Chapter 11 Reorganization under the U.S. Bankruptcy Code, which they have not emerged from.

5.       FINANCIAL INSTRUMENTS

                  Financial instruments held by the Trust and FUMI include cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their current carrying amounts due to their short-term nature. Management has determined that the fair value of the Trust's investment in convertible preferred stock and the related warrants is zero at December 31, 2002 and 2001. The fair value of the Trust's mortgage loan payable, as described in Note 11 could not be estimated. The fair value of the Trust's Senior Notes approximates its carrying amount. The Trust and FUMI do not hold or issue financial instruments or derivative financial instruments for trading purposes.

6.       WARRANTS TO PURCHASE SHARES OF BENEFICIAL INTEREST

                  In November 1998, the Trust issued 500,000 warrants that allow a third party to purchase 500,000 Common Shares at $10 per share. The current exercise price of the warrants is $8.37. The warrants expire in November 2008. The Trust issued the warrants as part of the consideration for various services provided to the Trust.

7.       CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents include checking and money market accounts.

8.       LOSS ON CARRYING VALUE OF ASSETS IDENTIFIED FOR DISPOSITION

                  Management reviews the net realizable value of the Trust's portfolio periodically to determine whether an allowance for possible losses is necessary. The carrying value of the Trust's investments in real estate is evaluated on an individual property basis. In December 2000, the Trust recorded $19.2 million in losses on the carrying value of properties that the Trust agreed to sell at an allocated sales price which was below net book value. These properties were sold in March 2001. There were no assets identified for sale for the year ended December 31, 2002. The net book value of assets identified for sale for the year ended December 31, 2001 is summarized in the following table (amounts in thousands):

                                                             2001
                                                          -----------
Net book value of assets identified for sale              $   143,159
Additions                                                         360
Depreciation                                                   (1,639)
Sales of assets                                              (141,880)
                                                          -----------
Net book value of assets identified for sale
     at year end                                          $         -
                                                          ===========

                  Property net operating income, which is rents less operating expenses and real estate taxes for assets identified for sale, are summarized for the year ended December 31, 2001 in the following table (amounts in thousands):

Revenues                                                  $     5,921
Less - Operating expenses and real estate taxes                 2,288
                                                          -----------

Property net operating income                             $     3,633
                                                          ===========

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

11.      MORTGAGE LOAN PAYABLE

                  As of December 31, 2002 and 2001, the Trust had one remaining mortgage loan for $41.8 million and $42.1 million, respectively, secured by the Park Plaza Mall. The loan, obtained in April 2000, is non-recourse, and has an anticipated repayment date of May 1, 2010. The mortgage loan bears interest at a rate of 8.69% until May 1, 2010 and thereafter until its final maturity in May 2030 at a rate of 10.69% if the mortgage loan is then the subject of a secondary market transaction in which rated securities have been issued and 12.69% if it is not. The mortgage loan requires monthly payments based on a 30 year amortization schedule of approximately $0.4 million for principal, interest and escrow deposits. Prepayment of the loan is permitted prior to the anticipated repayment date (after an initial lockout period of three years or two years from securitization), only with yield maintenance or defeasance, and payable after the anticipated repayment date upon thirty days notice without payment of any penalties, as defined in the loan agreement. Principal payments due during the five years following December 31, 2002 are $0.3 million, $0.3 million, $0.4 million, $0.4 million and $0.5 million, respectively.

                  Management cannot estimate the fair value of the mortgage loan payable due to the contingency described in Footnote 22 relating to the Park Plaza Mall.

12.      SENIOR NOTES

                  The Trust had approximately $12.5 million of 8 7/8% Senior Notes outstanding at December 31, 2002 and 2001. The Senior Notes are unsecured and due in full in October 2003. The fair value of the Senior Notes, based upon the latest trade, approximates its carrying amount. The Senior Notes have certain debt covenants which the Trust was in compliance with at December 31, 2002.

13.      CONVERTIBLE PREFERRED SHARES OF BENEFICIAL INTEREST

                  In October 1996, the Trust issued $57.5 million of Series A cumulative convertible redeemable preferred shares of beneficial interest ("Series A Preferred Shares"). The 2,300,000 Series A Preferred Shares were issued at a par value of $25 per share and were each convertible into 3.31 Common Shares of beneficial interest. In connection with the distribution of the Impark shares, the Trust adjusted the conversion price of the preferred shares to 4.92 Common Shares for each preferred share. The distributions on the Series A Preferred Shares are cumulative and equal to the greater of $2.10 per share (equivalent to 8.4% of the liquidation preference per annum) or the cash distributions on the Common Shares of beneficial interest into which the Series A Preferred Shares are convertible (determined on each of the quarterly distribution payment dates for the Series A Preferred Shares). The Series A Preferred Shares may not be redeemed for cash. The Series A Preferred Shares are redeemable at the option of the Trust at the conversion rate of one Series A Preferred Share for 4.92 Common Shares. The Trust may exercise its option only if for 20 trading days within any period of 30 consecutive trading days, the closing price of the Common Shares of beneficial interest on the New York Stock Exchange equals or exceeds the conversion price of $5.0824 per Common Share.

                  In December 2002, a total of 1,718 shares of Series A Preferred Shares were converted to Common Shares. Based on the conversion price of the Series A Preferred Shares, an additional 8,449 Common Shares were issued.

14.      REPURCHASE OF SHARES

                  In April 2001, the Trust entered into separate agreements with Apollo Real Estate Investment Fund II, L.P., a related party, and with Bear Stearns International Limited, and repurchased an aggregate of approximately 4.8 million of its Common Shares at a price of $2.375 per share. The repurchases are part of the Common Share repurchase authorization program, under which the Trust had previously expended approximately $15.6 million to buy Common Shares. From June 28, 2000 through December 31, 2000, the Trust repurchased 2,775,125 Common Shares for an aggregate cash consideration of $7,430,834. The Common Share repurchase program has been suspended, pending the outcome of the proposed transaction with Gotham described in Footnote 2.

                  In June 2000, the Trust repurchased, in a private transaction, an aggregate of 364,200 Series A Preferred Shares from three institutional investors at a purchase price of $21.25 per share, for an aggregate cash consideration of $7,739,250.

15.      SHARE OPTIONS

                  The Trust has the following share option plans for key personnel and Trustees:

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

                  The activity of the plan is summarized for the years ended December 31 in the following table:

                        2002           WEIGHTED            2001           WEIGHTED            2000            WEIGHTED
                       SHARES          AVERAGE            SHARES          AVERAGE            SHARES           AVERAGE
                       ------          --------           ------          --------           ------           --------
Exercised                -                -                 -               -                     -                  -
Canceled                 -                -                 -               -                22,500           $   7.38
Expired                  -                -                 -               -                     -                  -

                  As of December 31, 2002 and 2001, there were no outstanding options under the 1981 plan.

         LONG-TERM INCENTIVE OWNERSHIP PLAN

                  This plan, adopted in 1994 and amended in 1999, reserved 3,507,196 shares for the granting of incentive and nonstatutory share options and restricted shares. Because certain 1999 option grants are deemed to be variable, compensation expense is recorded when the market price of the Common Shares exceeds the option price for these shares. During 2000, the option price of the 1999 grants exceeded the market price of shares of beneficial interest and income of $0.7 million was recorded in 2000. Options granted in 1998 were canceled in March 2000. Options granted in 1999 expired unexercised in 2001.

                  The activity of this plan is summarized for the years ended December 31 in the following table:

                                            2002      WEIGHTED        2001          WEIGHTED           2000      WEIGHTED
                                           SHARES     AVERAGE        SHARES         AVERAGE           SHARES      AVERAGE
                                         ---------    --------      ---------       --------        ---------    --------
Share option granted                             -       -                  -              -                -           -
Share options canceled                           -       -                  -              -        1,822,334    $   7.20
Share options expired                            -       -            627,471       $   3.69                -           -
Restricted shares granted                        -       -                  -              -                -           -
Restricted shares canceled                       -       -                  -              -                -           -

Additional shares reserved                       -       -                  -              -                -           -
Available share options
    and restricted shares                3,507,196       -          3,507,196              -        2,879,725           -

                  As of December 31, 2002 and 2001, there were no outstanding options under this plan.

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

                  At December 31, 2000, 28,000 options had been issued to the Trustees. The 28,000 outstanding options at December 31, 2000 were exercisable, had a weighted average exercise price of $6.52 and a five year remaining life. During 2001, 20,000 options were cancelled. At December 31, 2001, the 8,000 options outstanding were exercisable, had a weighted average unit price of $7.21 and a four year remaining life. At December 31, 2002, the 8,000 options outstanding were exercisable had a weighted average of $7.72 and a three year remaining life. The SFAS 123 impact of these options was immaterial.

16.      FEDERAL INCOME TAXES

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

                  The Trust and FUMI treat certain items of income and expense differently in determining net income reported for financial and tax purposes. Such items resulted in a net increase in income for tax reporting purposes of approximately $3.6 million in 2002, a net decrease of $51.0 million in 2001 and a net increase of $12.8 million in 2000. The Trust has Federal net operating loss carryforwards of approximately $37.0 million, which expire in 2019 ($4.3 million) and 2021 ($32.7 million). The Trust does not anticipate being able to utilize the benefits of these carryforwards. The Trust and FUMI do not file consolidated tax returns.

                 As of December 31, 2002, net investments in real estate after accumulated depreciation for tax, reporting purposes was approximately $57.3 million as compared to financial reporting purposes of approximately $58.9 million.

                 The 2002 cash dividend per common share of beneficial interest for individual shareholder's income tax purposes was as follows:

                     CAPITAL GAINS
              ----------------------------
                              UNRECAPTURED
ORDINARY                      SECTION 1250         NONTAXABLE             TOTAL
DIVIDENDS     20% RATE       GAIN (25% RATE)      DISTRIBUTIONS       DIVIDENDS PAID
---------     --------       --------------     ---------------      ---------------
$       -     $      -       $            -     $           .20      $         0.20
=========     ========       ==============     ===============      ===============

The 2002 cash dividends per Series A Preferred Share for individual shareholders' income tax purposes was as follows:

                     CAPITAL GAINS
              ----------------------------
                              UNRECAPTURED
ORDINARY                      SECTION 1250         NONTAXABLE             TOTAL
DIVIDENDS     20% RATE       GAIN (25% RATE)      DISTRIBUTIONS       DIVIDENDS PAID
---------     --------       --------------     ---------------      ---------------
$       -     $      -       $            -     $          2.10      $          2.10
=========     ========       ==============     ===============      ===============

During 2001, there were no cash dividends per Common Share.

The 2001 cash dividends per Series A Preferred Share for individual shareholders' income tax purposes was as follows:

                     CAPITAL GAINS
              ----------------------------
                              UNRECAPTURED
ORDINARY                      SECTION 1250         NONTAXABLE             TOTAL
DIVIDENDS     20% RATE       GAIN (25% RATE)      DISTRIBUTIONS       DIVIDENDS PAID
---------     --------       --------------     ---------------      ---------------
$   0.524     $  1.192       $        0.384     $             -      $          2.10
=========     ========       ==============     ===============      ===============

The 2000 dividends per Common Share for individual shareholders' income tax purposes was as follows:

                     CAPITAL GAINS
              ----------------------------
                              UNRECAPTURED
ORDINARY                      SECTION 1250         NONTAXABLE             TOTAL
DIVIDENDS     20% RATE       GAIN (25% RATE)      DISTRIBUTIONS       DIVIDENDS PAID
---------     --------       --------------     ---------------      ---------------
$    .105     $   .802       $         .217     $             -      $         1.124
=========     ========       ==============     ===============      ===============

The 2000 cash dividends per Series A Preferred Share for individual shareholders' income tax purposes was as follows:

                     CAPITAL GAINS
              ----------------------------
                              UNRECAPTURED
ORDINARY                      SECTION 1250         NONTAXABLE             TOTAL
DIVIDENDS     20% RATE       GAIN (25% RATE)      DISTRIBUTIONS       DIVIDENDS PAID
---------     --------       --------------     ---------------      ---------------
$    .196     $ 1.5000       $         .404     $             -      $         2.100
=========     ========       ==============     ===============      ===============

17.      LEGAL PROCEEDINGS

         Preferred Shareholders Lawsuit

                  Kimeldorf v. First Union, et al. On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf was approved by the Trust's Board of Trustees in violation of fiduciary duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five then trustees and Gotham Partners. On November 21, the New York Supreme Court of New York County issued an order granting motions for preliminary injunction. On December 6, 2002, the New York Supreme Court for New York County issued an order reaffirming its preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The court's order also extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties of the lawsuit to attend a preliminary conference for the purpose of scheduling discovery.

                  The Trust filed a notice of appeal of the preliminary injunction with the Appellate Division of the New York Supreme Court. Oral argument with respect to the appeal was held before a judicial panel of the Appellate Division - First Department of the New York Supreme Court on March 11, 2003. There is no specific timetable for the appellate court to render its decision.

                  It is not possible to predict the outcome of the appellate process with respect to lifting the injunction. In the event that the Appellate Division rules that the injunction should not be lifted, the case will proceed to trial on the merits. In the event that the injunction imposed by the trial court were lifted and dissolved, it is the intention of the Trust and, to the best of the Trust's knowledge, Gotham Partners and the other Gotham Partners-affiliated parties to the proposed merger transaction, to take the steps necessary to consummate the proposed transaction, however. Any party to the Kimeldorf litigation may seek leave of the Appellate Division to appeal to the Court of Appeals of the State of New York an adverse ruling by the Appellate Division regarding the injunction granted by the trial court.

                  On or about November 8, 2002, First Carolina Investors, Inc. ("First Carolina") a holder of preferred shares, filed a separate lawsuit in New York Supreme Court for New York County, naming the same defendants as in the Kimeldorf case. On or about December 20, 2002, plaintiffs Kimeldorf and First Carolina Investors, Inc. filed a consolidated amended complaint alleging, among others, breach of contract; aiding and abetting breach of contract; tortuous interference with the contract; breach of fiduciary duties; aiding and abetting of breach of fiduciary duties; and unconscionability against the defendants, styled Kimeldorf et al. v. First Union, et al. This consolidated amended complaint essentially consolidated the separate First Carolina Investors, Inc. complaint, filed on or about November 8, 2002 with the complaint of Mr. Kimeldorf filed in April 2002. The Trust regards the lawsuit as being without merit and will vigorously defend against the asserted claims.

         Common Shareholders Lawsuits

                  Fink v. First Union. On or about January 24, 2003, the Trust was served with a complaint filed in the Supreme Court of New York, New York County on behalf of a purported holder of the Trust's common shares, on behalf of himself and the common shareholders as a class. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and a certification that the plaintiff, Robert Fink, is the representative of the class. Named as defendants in the lawsuit are the Trust, Gotham Partners, the companies affiliated with Gotham Partners and the Trust that are parties to the Merger Agreement, William Ackman and the four current Trustees of the Trust. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. The relief requested by the plaintiff includes an injunction preventing the defendants from proceeding with consummation of the merger, rescission of the merger if it occurs, an accounting for any profits realized by the defendants as a result of the actions complained of, an order permitting the creation of a shareholders' committee composed of the Trust common shareholders and their representatives to manage the affairs of the Trust, compensatory damages and the costs and disbursements of plaintiff's counsel.

                  On or about February 14, 2003, the parties to this lawsuit stipulated that the defendants need not answer or otherwise respond to the complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time. The Trust believes that the purpose of the stipulation was to delay court proceedings in this lawsuit until the outcome of the appeal of the injunction entered in the Kimeldorf, et al. v. First Union, et al. case (see above) is decided by the Appellate Division.

                  The Trust regards the lawsuit as without merit and plans to vigorously defend against the allegations. The Trust will oppose any attempt by the plaintiff to interfere with the transactions contemplated by the Merger Agreement, which was approved by more than 64% of the outstanding common shares of the Trust and by approximately 99% of the common shares voted at a special meeting of shareholders held on November 27, 2002.

                  K-A & Company, LTD. v. First Union. On or about February 12, 2003, certain of the Trust Trustees and, later, the Trust, were served with a complaint filed in the Court of Common Pleas, Cuyahoga County, Ohio, by a purported holder of the Trust's common shares, on behalf of himself and the Trust common shareholders as a class. Named as defendants in the lawsuit are the Trust, Gotham Partners, William Ackman and the four current Trustees of the Trust. The allegations made and the relief requested in the K-A suit are substantially identical to those of the Fink v. First Union suit referenced above. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and certification that the plaintiff, K-A & Company, Ltd., is the representative of the class. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. This lawsuit was removed by notice filed by defendants to the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV
         0460)

                  The relief requested by the plaintiff includes an injunction preventing the defendants from proceeding with consummation of the merger, rescission of the merger if it occurs, an accounting for any profits realized by the defendants as a result of the actions complained of, an order permitting the creation of a shareholders' committee composed of the Trust common shareholders and their representatives to manage the affairs of the Trust, compensatory damages and the costs and disbursements of plaintiff's counsel.

                  As with the Fink v. First Union lawsuit, the Trust regards the lawsuit as without merit and plans to vigorously defend against the allegations.

         Peach Tree Mall Litigation

                  The Trust, as one Plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the inverse condemnation suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court, which remanded the case to the trial court for further proceedings. After the remand to the trial court, the Trust and the other plaintiffs determined to pursue a retrial before the court. The retrial of the litigation commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally holds in favor of the State of California. In February 2002, the Plaintiffs in the case filed a notice of appeal of the ruling of the trial court. Both the Plaintiffs and the State have filed their opening briefs in the California Court of Appeals, and the Plaintiffs are to submit a reply brief in May 2003. The Trust is unable to predict at this time whether or not it will recover any amount of its damage claims in this legal proceeding.

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

                  In October 2002, the court issued findings of fact and conclusions of law providing that the claimant was entitled to recover from the Trust the principal amount of $266,076 in damages plus various interest amounts, which, when added to the principal amount, would result in an aggregate damage award of $494,382 against the Trust. The court's order provided, however, that the amount of the damage award is subject to offset by the amount of legal fees and expenses reasonably and necessarily incurred by the Trust in defending a certain mechanic's lien claim asserted by the plaintiff in the lawsuit. The court further directed that the plaintiff and the Trust negotiate in good faith as to the amount of such expense and that, if the parties are unable to agree as to the appropriate offset, the court would schedule an evidentiary hearing for the purpose of resolving the issue.

                  In response to the October 2002 order, the Trust's counsel in the litigation has been attempting to determine the amount of allowable offset to reduce the damages assessed against the Trust. As this matter is subject to further negotiation and possible further court proceedings to reach a final resolution, the Trust is not able to predict the final outcome of this claim. The Trust does not expect that the outcome will have a significant impact on the combined financial position of the Trust.

18.      BUSINESS SEGMENTS

                  The Trust's and FUMI's business segments at December 31, 2002 include ownership of a shopping center, an office building and a parking and transit ticket equipment manufacturing company. Management evaluates performance based upon net operating income. With respect to property assets, net operating income is property rent less property operating expense, and real estate taxes. With respect to the manufacturing company, net operating income is sales revenue less cost of goods sold. During the year ended December 31, 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in the operations of the properties and realized a gain of approximately $30.1 million. Corporate interest expense consists of the Trust's senior notes and borrowings collateralized by U.S. Treasury Bills. Corporate assets consist primarily of cash and cash equivalents, investments and deferred issue costs for senior notes. All intercompany transactions between segments have been eliminated (see table of business segments).

BUSINESS SEGMENTS (IN THOUSANDS)

                                                        2002                 2001                 2000
                                                     -----------         ------------         ------------
RENTS AND SALES
        Shopping Centers                             $    12,098         $     13,152         $     25,922
        Office Buildings                                   1,379                3,962               12,966
        Parking Facilities                                     -                1,610               10,470
        VenTek                                             2,924                7,554                5,556
        Corporate                                            166                   17                  245
                                                     -----------         ------------         ------------
                                                          16,567               26,295               55,159

LESS - OPERATING EXPENSES AND COSTS OF GOODS SOLD
        Shopping Centers                                   4,231                5,351                8,304
        Office Buildings                                     719                1,787                5,695
        Parking Facilities                                     -                   24                  418
        VenTek                                             4,892                8,777                8,156
        Corporate                                             93                 (181)                  31
                                                     -----------         ------------         ------------
                                                           9,935               15,758               22,604

LESS - REAL ESTATE TAXES
        Shopping Centers                                     821                  913                2,004
        Office Buildings                                      90                  287                1,187
        Parking Facilities                                     -                  347                2,157
        Corporate                                            (12)                (329)                   -
                                                     -----------         ------------         ------------
                                                             899                1,218                5,348

NET OPERATING INCOME (LOSS)
        Shopping Centers                                   7,046                6,888               15,614
        Office Buildings                                     570                1,888                6,084
        Parking Facilities                                     -                1,239                7,895
        VenTek                                            (1,968)              (1,223)              (2,600)
        Corporate                                             85                  527                  214
                                                     -----------         ------------         ------------
                                                           5,733                9,319               27,207
                                                     -----------         ------------         ------------

Less - Depreciation and Amortization                       2,077                3,837               12,580

Less - Interest Expense                                    5,102                7,094               26,004

CORPORATE INCOME (EXPENSE)
        Interest and dividends                             1,659                5,091               12,108
        Other income (loss) (VenTek in 2002)                 475                    5                   (2)
        General and administrative                        (5,720)              (5,750)             (11,361)
        Write-down of investment                               -              (11,463)                   -

                                                        2002                 2001                 2000
                                                     -----------         ------------         ------------
        Loss on carrying value of real estate
          and impaired assets                                  -                    -              (19,150)
                                                     -----------         ------------         ------------

Loss before Gains on Sale of Real Estate and
Extraordinary Loss From Early Extinguishment of Debt $    (5,032)        $    (13,729)        $    (29,782)
                                                     ===========         ============         ============

CAPITAL EXPENDITURES
        Shopping Centers                             $       374         $        138         $      2,608
        Office Buildings                                     314                  472                7,889
        Parking Facilities                                     -                  114                  438
        VenTek                                                 9                   54                   45
                                                     -----------         ------------         ------------
                                                     $       697         $        778         $     10,980
                                                     ===========         ============         ============

IDENTIFIABLE ASSETS
        Shopping Centers                             $    58,388         $     60,042         $    115,587
        Office Buildings                                   2,444                2,382               43,481
        Parking Facilities                                     -                    -               58,505
        Mortgages                                              -                    -                1,468
        VenTek                                             2,131                3,428                5,284
        Corporate                                        108,862              119,817              238,273
                                                     -----------         ------------         ------------
        TOTAL ASSETS                                 $   171,825         $    185,669         $    462,598
                                                     ===========         ============         ============

19.      MINIMUM RENTS

         The future minimum lease payments that are scheduled to be received under noncancellable operating leases are as follows (amounts in thousands):

      2003           $       7,735
      2004                   6,384
      2005                   5,306
      2006                   4,071
      2007                   3,597
Thereafter                   8,767
                     -------------

                     $      35,860
                     =============

If the anchor department store at the Trust's shopping mall does not renew its operating agreement in July 2003, the majority of tenants at the shopping mall can terminate their lease without incurring a substantive penalty.

20.      RELATED PARTY TRANSACTIONS

                  The Trust engaged a law firm that has a partner who was a Trustee, to advise it on strategic matters regarding Impark and the Imperial spinoff. During 2000, approximately $0.4 million had been paid to this firm, respectively. In May 2001 the Trustee resigned from the board.

                  The Trust leased four of its parking facilities to an entity which is partially owned by an affiliate of a Trust shareholder, Apollo Real Estate Investment Fund II, L.P. and Apollo Real Estate Advisors. The parking facilities were sold March 7, 2001. In 2001 and 2000, the Trust received approximately $0.3 million and $4 million in rent from this third party, respectively. In April 2001, the Trust purchased all of the Common Shares of the Trust beneficially owned by this shareholder.

                  The Trust and FUMI paid fees of $0.5 million, $0.6 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively, to the Real Estate Systems Implementations Group, LLC for financial reporting and advisory services. The managing member of this firm assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000 and is currently serving in that capacity.

                  Radiant Partners, LLC ("Radiant") is currently providing asset management services to the Trust's remaining real estate assets. For the years ended December 31, 2002, 2001 and 2000, the Trust paid fees to Radiant of $0.3 million, $0.5 million and $0.9 million, respectively. The principals of Radiant were formerly executive officers of the Trust. During 2001, the Trust sold the Purchased Assets to an affiliate of Radiant.

                  The Trust had engaged Ackman-Ziff Real Estate Group LLC ("Ackman-Ziff") to arrange for mortgage financing on several properties of the Trust. Lawrence D. Ackman, who is the father of William A. Ackman, former Chairman and Trustee of the Trust, is an equity owner of Ackman-Ziff. In 2000, $100,000 was paid to Ackman-Ziff.

                  The Trust believes that the terms of all such transactions were as favorable to the Trust as those that would have been obtained from unrelated third parties.

21.      SEVERANCE LIABILITY

                  During both 2002 and 2001 severance expense of less than $0.1 million was paid by VenTek due to the termination of employees. During 2000, the Trust recorded $2.3 million in severance expense as a result of the termination of the employment of Messrs. Friedman and Schonberger and Ms. Zahner, and $0.2 million in severance expense as a result of the termination of another executive.

22.      CONTINGENCIES

                  The Trust has provided performance guarantees entered into with respect to contracts of VenTek with two transit authorities, which contracts are in the amounts of $5.3 million and $6.2 million for the manufacturing, installation and maintenance of transit ticket vending equipment manufactured by VenTek. The guarantees expire within the next two years based upon the projected completion dates anticipated by VenTek and the transit agencies. No amounts have been drawn against these guarantees. Since these projects are entering their final stages, management does not anticipate that payment will have to be made under the guarantees; however, if VenTek is unable to perform in accordance with these contracts, and subsequent change orders the Trust may be responsible for partial payment under these guarantees. Also, in connection with one of these transit contracts, VenTek may be liable for liquidated damages (as calculated under the contract) related to delays in completion of the contract.

                  The Trust is aware of the proposed construction of a new mall in the vicinity of Park Plaza Mall (the "Mall") by a partnership of a mall developer and the anchor department store. Legal actions have been taken by local citizens of Little Rock, Arkansas to reverse the decision of the Little Rock board of directors with respect to the zoning for the development of the proposed new mall. A trial to determine whether the property is to be re-zoned and on whether or not the voters of Little Rock can vote to overturn the decision of the board occurred at the end of February 2002. On June 5, 2002, the court issued an opinion invalidating the decision of the board of directors and as a result, the zoning of the site reverted to its prior status as a residential use property. Furthermore, the court permanently enjoined the City of Little Rock from issuing any building permits or taking any other action pursuant to the invalid ordinances with respect to the proposed new mall. The proponents of the new mall have filed a notice of appeal of the decision in the Supreme Court of Arkansas, with no decision expected before June 2003. It is also possible that proponents of the new mall will file a new application to rezone the proposed area for the new mall for commercial use and, specifically for large-scale retail use. The administrative expenses, principally legal fees related to this contingency, have been paid by the Trust.

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

                   The Trust is contractually obligated under the merger agreement to pursue the proposed transaction with Gotham Partners unless a superior proposal, as defined in the agreement, is made. The pending preferred shareholder litigation opposing the transaction does not give the Trust the contractual right under the merger agreement to terminate its obligations to complete the transaction. If the Trust were to seek to terminate its obligations solely for that reason, the Trust could incur liability to Gotham Partners that may include responsibility for the payment of Gotham Partners' expenses for the transaction, which the Trust believes may exceed $8 million.

24.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                  The following is an unaudited condensed summary of the combined results of operations by quarter for the years ended December 31, 2002 and 2001. In the opinion of the Trust and FUMI, all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

                                                                                               QUARTERS ENDED
                                                                            -----------------------------------------------------
                                                                             MARCH 31      JUNE 30      SEPTEMBER 30  DECEMBER 31
                                                                            ----------    ----------    ------------  -----------
(IN THOUSANDS, EXCEPT PER SHARE DATA AND FOOTNOTES)
2002
Revenues                                                                    $    4,703    $    4,490    $    4,807    $     4,701
                                                                            ==========    ==========    ==========    ===========
Loss before extraordinary loss from early
     extinguishment of debt                                                 $   (1,490)   $   (1,298)   $   (1,015)   $    (1,229)
Extraordinary loss from early extinguishment of debt                                 -             -             -              -
                                                                            ----------    ----------    ------------  -----------
Net loss                                                                    $   (1,490)   $   (1,298)   $   (1,015)   $    (1,229)
                                                                            ==========    ==========    ==========    ===========

Net loss applicable to shares of beneficial interest                        $   (2,007)   $   (1,815)   $   (1,532)   $    (1,745)
                                                                            ==========    ==========    ==========    ===========

Per share
     Loss applicable to shares of beneficial interest
       before extraordinary loss, basic                                     $    (0.06)   $    (0.05)   $    (0.04)   $     (0.05)
     Extraordinary loss from early extinguishment of debt, basic                     -             -             -              -
                                                                            ----------    ----------    ------------  -----------
     Net loss applicable to shares of beneficial interest, basic            $    (0.06)   $    (0.05)   $    (0.04)   $     (0.05)
                                                                            ==========    ==========    ==========    ===========
     Loss applicable to shares of beneficial interest before
       extraordinary loss, diluted                                          $    (0.06)   $    (0.05)   $    (0.04)   $     (0.05)
     Extraordinary loss from early extinguishment of debt, diluted                   -             -             -              -
                                                                            ----------    ----------    ------------  -----------
     Net loss applicable to shares of beneficial interest, diluted          $    (0.06)   $    (0.05)   $    (0.04)   $     (0.05)
                                                                            ==========    ==========    ==========    ===========

                                                                                                 QUARTERS ENDED
                                                                          ----------------------------------------------------------
                                                                           MARCH 31      JUNE 30       SEPTEMBER 30     DECEMBER 31
                                                                          ----------    ---------     --------------   -------------
2001
Revenues                                                                  $ 13,048      $  6,702      $  5,798         $  5,843
                                                                          ========      ========      ========         ========
Income (loss) before extraordinary loss from early
     extinguishment of debt                                               $ 29,506      $ (2,912)     $ (5,010)        $ (5,217)
Extraordinary loss from early extinguishment of debt                          (889)            -             -                -
                                                                          --------      --------      ----------       --------
Net income (loss)                                                         $ 28,617      $ (2,912)     $ (5,010)        $ (5,217)
                                                                          ========      ========      ========         ========

Net income (loss) applicable to shares of beneficial interest             $ 28,100 (1)  $ (3,429)(2)  $ (5,527)(2)     $ (5,734)(2)
                                                                          ========      ========      ========         ========

Per share
     Income (loss) applicable to shares of beneficial interest
       before extraordinary loss, basic                                   $   0.73      $  (0.09)     $  (0.16)        $  (0.16)
     Extraordinary loss from early extinguishment of debt, basic             (0.02)            -             -                -
                                                                          --------      --------      ----------       --------
     Net income (loss) applicable to shares of beneficial interest,
       basic                                                              $   0.71      $  (0.09)     $  (0.16)        $  (0.16)
                                                                          ========      ========      ========         ========
     Income (loss) applicable to shares of beneficial interest before
       extraordinary loss, diluted                                        $   0.66      $  (0.09)     $  (0.16)        $  (0.16)
     Extraordinary loss from early extinguishment of debt, diluted           (0.02)            -             -                -
                                                                          --------      --------      ----------       --------
     Net income (loss) applicable to shares of beneficial interest,
       diluted                                                            $   0.64      $  (0.09)     $  (0.16)        $  (0.16)
                                                                          ========      ========      ========         ========

(1) Includes a gain on sale of real estate of $30.1 million from the sale of the Purchased Assets.

(2) Includes a write-down of investment of $2.7 million, $4.4 million and $4.4 million for the second, third and fourth quarters, respectively.

                          Independent Auditors' Report

The Board of Trustees and Shareholders
First Union Real Estate Equity and Mortgage Investments:

We have audited the accompanying combined balance sheets of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related combined statements of operations, shareholders' equity, and cash flows for the years then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                               /s/ KPMG LLP

New York, New York
March 28, 2003

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

Cleveland, Ohio,
March 7, 2001.                                 /s/ Arthur Andersen LLP

* This Report of Independent Public Accountants on Financial Statement Schedules is a copy of a previously issued report issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen. The inclusion of this previously issued report is pursuant to the "Temporary Final Rule and Final Rule Requirements for Arthur Andersen LLP Auditing Clients" promulgated by the United States Securities and Exchange Commission in March 2002.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE TRUST.

         (a) DIRECTORS.

                  "Election of Trustees" presented in the Trust's 2003 Proxy Statement to be filed is incorporated herein by reference.

         (b) EXECUTIVE OFFICERS.

                  "Executive Officers" as presented in the Trust's 2003 Proxy Statement to be filed is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         "Compensation of Trustees" and "Executive Compensation", presented in the Trust's 2003 Proxy Statement to be filed are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         "Security Ownership of Trustees, Officers and Others" presented in the Trust's 2003 Proxy Statement to be filed is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         "Certain Transactions and Relationships" presented in the Trust's 2003 Proxy Statement to be filed is incorporated herein by reference.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         The Registrant's principal executive and financial officer has, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and has determined that such disclosure controls and procedures are adequate to ensure that information required to be disclosed by the Registrant in the reports filed or submitted under the Exchange Act is recorded, processed and summarized and reported within the time periods specified by the Securities and Exchange Commission. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         (1) FINANCIAL STATEMENTS:

                 Combined Balance Sheets - December 31, 2002 and 2001 on page 33 of Item 8.

                 Combined Statements of Operations and - For the Years Ended December 31, 2002, 2001 and 2000 on page 34 of Item 8.

                 Combined Statements of Shareholders' Equity - For the Years Ended December 31, 2002, 2001 and 2000 on page 35 of Item 8.

                 Combined Statements of Cash Flows - For the Years Ended December 31, 2002, 2001 and 2000 on page 36 of Item 8.

                 Notes to Combined Financial Statements on pages 37 through 59 of Item 8.

                 Independent Auditors' Reports on pages 60 through 61 of Item
                 8.

         (2) FINANCIAL STATEMENT SCHEDULES:

                 Independent Auditors' Reports on Financial Statement Schedules.

                 Schedule III - Real Estate and Accumulated Depreciation.

                 All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(b) EXHIBITS.

Exhibit                                                                                       Incorporated Herein by
Number                                    Description                                              Reference to
------                                    -----------                                              ------------
(2)(a)            Agreement and Plan of Merger and Contribution by and among        Form 8-K dated February 14, 2002
                  First Union Real Estate Equity and Mortgage Investments,
                  that certain Ohio Trust, declared as of October 1, 1996,
                  by Adolph Posnick, Trustee, First Union Management, Inc.,
                  GGC Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf
                  Partners, L.P., Florida Golf Associates, L.P., Florida
                  Golf Properties, Inc., and Gotham Golf Corp.

2(a)(1)           Amendment No. 1 dated as of April 30, 2002 to the                 Appendix B to Amendment No. 4 to Form S-4,
                  Agreement and Plan of Merger and Contribution by and among        Registration Statement No. 333-88144, of
                  First Union Real Estate Equity and Mortgage Investments,          Gotham Golf Corp. and Southwest Shopping
                  that certain Ohio Trust, declared as of October 1, 1996,          Centers Co. II, L.L.C.
                  by Adolph Posnick, Trustee, First Union Management, Inc.,
                  GGC Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf
                  Partners, L.P., Florida Golf Associates, L.P., Florida
                  Golf Properties, Inc., and Gotham Golf Corp.

2(a)(2)           Amendment and Restatement dated as of October 30, 2002 of         Appendix C to Amendment No. 4 to Form S-4,
                  Amendment No. 2 dated as of September 27, 2002 to the             Registration Statement No. 333-88144, of
                  Agreement and Plan of Merger and Contribution by and among        Gotham Golf Corp. and Southwest Shopping
                  First Union Real Estate Equity and Mortgage Investments,          Centers Co. II, L.L.C.
                  that certain Ohio Trust, declared as of October 1, 1996,
                  by Adolph Posnick, Trustee, First Union Management, Inc.,
                  GGC Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf
                  Partners, L.P., Florida Golf Associates, L.P., Florida
                  Golf Properties, Inc., and Gotham Golf Corp.

2(a)(3)           Amendment No. 3 dated as of October 24, 2002 to the               Appendix D to Amendment No. 4 to Form S-4,
                  Agreement and Plan of Merger and Contribution by and among        Registration Statement No. 333-88144, of
                  First Union Real Estate Equity and Mortgage Investments,          Gotham Golf Corp. and Southwest Shopping
                  that certain Ohio Trust, declared as of October 1, 1996,          Centers Co. II, L.L.C.
                  by Adolph Posnick, Trustee, First Union Management, Inc.,
                  GGC Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf
                  Partners, L.P., Florida Golf Associates, L.P., Florida
                  Golf Properties, Inc., and Gotham Golf Corp.

(3)(a)            By-laws of Trust as amended                                       1998 Form 10-K

(3)(b)            Certificate of Amendment to Amended and Restated                  2000 Form 10-K
                  Declaration of Trust as of March 6, 2001

(4)(a)            Form of certificate for Shares of Beneficial Interest             Registration Statement on Form S-3 No.
                                                                                    33-2818

(4)(b)            Form of Indenture governing Debt Securities, dated October        Registration Statement on Form S-3 No.
                  1, 1993 between Trust and Society National Bank                   33-68002

(4)(c)            First Supplemental Indenture governing Debt securities,           2000 Form 10-K
                  dated July 31, 1998 between Trust and Chase Manhattan
                  Trust Company, National Association

(4)(d)            Form of Note                                                      Registration Statement on Form S-3 No.
                                                                                    33-68002

(4)(e)            Certificate of Designations relating to Trust's Series A          Form 8-K dated October 24, 1996
                  Cumulative Redeemable Preferred Shares of Beneficial
                  Interest

(4)(f)            Warrant to purchase 500,000 shares of beneficial interest         1998 Form 10-K
                  of Trust

(10)(a)           1999 Trustee Share Option Plan                                    1999 Proxy Statement for Special Meeting
                                                                                    held May 17, 1999 in lieu of Annual Meeting

(10)(b)           1999 Long Term Incentive Performance Plan                         1999 Proxy Statement for Special Meeting
                                                                                    held May 17, 1999 in lieu of Annual Meeting

(10)(c)           Registration Rights Agreement as of November 1, 1999 by           1999 Form 10-K
                  and among First Union Equity and Mortgage Investments and
                  Gotham Partners, L.P., Gotham Partners III, L.P., and
                  Gotham Partners International, Ltd.

(10)(d)           Asset Management Agreement executed March 27, 2000 with           March 31, 2000
                  Radiant Partners, LLC. **                                         Form 10-Q

(10)(e)           Promissory note dated April 20, 2000 between Park Plaza           Form 8-K dated May 11, 2000
                  Mall, LLC and First Union National Bank

(10)(f)           Mortgage and Security Agreement dated April 20, 2000              Form 8-K dated May 11, 2000
                  between Park Plaza Mall, LLC and First Union National Bank

(10)(g)           Cash Management Agreement dated April 20, 2000 among Park         Form 8-K dated May 11, 2000]
                  Plaza Mall, LLC, as borrower, Landau & Heymann of
                  Arkansas, Inc., as manager and First Union National Bank,
                  as holder

(10)(h)           Amendment to Asset Management Agreement executed May 31,          Form 8-K dated June 6, 2000
                  2000 with Radiant Partners, LLC **

(10)(i)           Amendment to Asset Management Agreement **                        September 30, 2000 Form 10-Q

(10)(j)           Second Amendment to Asset Management Agreement **                 September 30, 2000 Form 10-Q

(10)(k)           Third Amendment to Asset Management Agreement **                  September 30, 2000 Form 10-Q

(10)(l)           Fourth Amendment to Asset Management Agreement **                 September 30, 2000 Form 10-Q

(10)(m)           Fifth Amendment to Asset Management Agreement **                  September 30, 2000 Form 10-Q

(10)(n)           Modification to Asset Management Agreement**                      2000 Form 10-K

(10)(o)           Voting Agreement dated as of February 13, 2002, by and            Form 8-K dated February 14, 2002
                  among the Trust, Gotham and Messrs. Ackman, Altobello,
                  Bruce R. Berkowitz, Citrin and Embry

(10)(p)           Lease, dated as of April 26, 1910, between Frank Fauvre           Exhibit 10.1 to Amendment No. 3 to Form
                  and Lillian Fauvre as Lessors and the German American             S-4, Registration Statement No. 333-88144,
                  Trust Company as Lessee                                           of Gotham Golf Corp. and Southwest
                                                                                    Shopping Centers Co. II, L.L.C.
(10)(q)           Indemnification Agreement with Neil Koenig, dated as of
                  April 29, 2002*

(10)(r) Extension Letter Agreement to Asset Management Agreement, dated as of January 16, 2003*

(10)(s)           Real Estate Management Agreement between Park Plaza Mall
                  LLC and General Growth Management Inc.*

(23)              Consent of KPMG LLP *

(24)              Powers of Attorney *

(99.1)            Certification Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

*        Filed herewith

**       Management contract or compensatory plan or arrangement

(c) REPORTS ON FORM 8-K - FILED ON OR BEFORE DECEMBER 31, 2002.

         November 22, 2002

                  Item 5   -        On November 21, 2002, the New York
                                    Supreme Court of New York County granted motions for preliminary injunction and expedited discovery in connection with the proposed merger of the Trust and Gotham Golf
                                    Corp.

                  Item 7   -        Press release dated November 21, 2002,
                                    issued by the Trust.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST UNION REAL ESTATE EQUITY AND
                           MORTGAGE INVESTMENTS

                           By: /s/Neil H. Koenig
                               -----------------
                               Neil H. Koenig, Interim Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

             SIGNATURE                    TITLE                       DATE
             ---------                     -----                       ----

         /s/ Neil H. Koenig     Principal Executive
         ------------------     and Principal Financial Officer   March 31, 2003
         Neil H. Koenig

Trustees:
                                                                      Date
     Daniel J. Altobello*                                 )
     Bruce R. Berkowitz*                                  )
     Jeffrey B. Citrin*                                   ) March 31, 2003
     Talton R. Embry*                                     )

    SIGNATURE
    ---------
    *By: /s/Neil H. Koenig
    Neil H. Koenig, Attorney-in-Fact

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

                                 CERTIFICATIONS

         I, Neil H. Koenig, in the capacities indicated below, certify that:

1. I have reviewed this annual report on Form 10-K of First Union Real Estate Equity and Mortgage Investments;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me, particularly during the periods in which this annual report is being prepared:

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of
         Trustees:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 31, 2003

         /s/ Neil H. Koenig
         -----------------------------------
         Neil H. Koenig
         Principal Executive Officer
         and Interim Chief Financial Officer

                          Independent Auditors' Report

The Board of Trustees and Shareholders

First Union Real Estate Equity and Mortgage Investments:

Under date of March 28, 2003, we reported on the combined balance sheets of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related combined statements of operations, shareholders' equity, and cash flows for the years ended, which is included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned combined financial statements, we also audited the related combined financial statement schedule listed under
Item 15(a)(2) on page 64. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule for 2002 and 2001, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                  /s/ KPMG LLP

New York, New York
March 28, 2003

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Securityholders and Trustees of First Union Real Estate Equity and Mortgage Investments:

         We have audited in accordance with auditing standards generally accepted in the United States, the combined financial statements included in this Form 10-K, and have issued our report thereon dated March 7, 2001. Our audit was made for the purpose of forming an opinion on those combined statements taken as a whole. The schedules listed under Item 15(a)(2) on page 64 are the responsibility of the registrant's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic combined financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic combined financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic combined financial statements taken as a whole.

                                                 Arthur Andersen LLP

Cleveland, Ohio,
March 7, 2001.

* This Report of Independent Public Accountants on Financial Statement Schedules is a copy of a previously issued report issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen. The inclusion of this previously issued report is pursuant to the "Temporary Final Rule and Final Rule Requirements for Arthur Andersen LLP Auditing Clients" promulgated by the United States Securities and Exchange Commission in March 2002.

                                                                    Schedule III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             As Of December 31, 2002
                                 (In thousands)

                                                                                    Cost capitalized
                                                                                      subsequent to
                                                      Initial cost to Registrant      acquisition
                                                      ---------------------------     ------------
                                                                     Building and     Building and
          Description                  Encumbrances      Land        Improvements     Improvements
          -----------                  ------------   ------------   ------------     ------------
Shopping Mall:
     Park Plaza, Little Rock, AR       $     41,781   $      5,816   $     58,037     $      1,072
                                       ------------   ------------   ------------     ------------
Office Building:
     Circle Tower, Indianapolis, IN              --            270          1,609            4,149
                                       ------------   ------------   ------------     ------------

Real Estate net carrying value at
     December 31, 2002                 $     41,781   $      6,086   $     59,646     $      5,221
                                       ============   ============   ============     ============

                                                          As of December 31, 2002
                                       ---------------------------------------------------------       Year
                                                      Building and                  Accumulated    construction      Date
          Description                      Land       Improvements       Total      depreciation    completed      Acquired     Life
          -----------                  ------------   ------------   ------------   ------------   ------------   ----------    ----
Shopping Mall:
     Park Plaza, Little Rock, AR       $      5,816   $     59,109   $     64,925   $      8,273       1988         9/1/1997     40
                                       ------------   ------------   ------------   ------------

Office Building:
     Circle Tower, Indianapolis, IN             270          5,758          6,028          3,784       1930       10/16/1974     40
                                       ------------   ------------   ------------   ------------

Real Estate net carrying value at
     December 31, 2002                 $      6,086   $     64,867   $     70,953   $     12,057
                                       ============   ============   ============   ============

Aggregate cost for federal tax purposes is approximately $70,953.

                                                                   Schedule III
                                                                      -Continued

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2002, 2001, and 2000.

                                                                    (In thousands)
                                                               Years Ended December 31,
                                                             2002        2001        2000
                                                           ---------   ---------   ---------
Asset reconciliation:
     Balance, beginning of period                          $  70,275   $ 273,383   $ 335,325

Additions during the period:
     Improvements                                                688         722      10,685
     Equipment and appliances                                      -           2         250
     Transfer from First Union corporate                           -           -       1,453

Deductions during the period:
     Sales of real estate                                          -    (203,832)    (44,106)
     Spinoff of Impark                                             -           -     (11,074)

Unrealized loss on carrying value of real estate assets            -           -     (19,150)

Other - write-off of assets and
        certain fully depreciated
        tenant alterations                                       (10)          -           -
                                                           ---------   ---------   ---------

Balance, end of period:                                    $  70,953   $  70,275   $ 273,383
                                                           =========   =========   =========

Accumulated depreciation
     Reconciliation:
        Balance, beginning of period                       $  10,108   $  68,507   $  75,275
        Additions during the period:
            Depreciation                                       1,959       3,553      11,064
            Transfer from First Union corporate                    -           -         551

Deductions during the period:
     Sales of real estate                                          -     (61,952)    (18,269)
     Spinoff of Impark                                             -           -        (114)
Write-off of assets and certain fully
     depreciated tenants alterations                             (10)          -           -
                                                           ---------   ---------   ---------

Balance, end of period                                     $  12,057   $  10,108   $  68,507
                                                           =========   =========   =========