Form 10-Q
period 2003-03-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2003-05-15
CIK 37008

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

For the quarterly period ended March 31, 2003      Commission File Number 1-6249

             First Union Real Estate Equity and Mortgage Investments
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                      34-6513657
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     125 Park Avenue, 14th Floor
         New York, New York                                          10017
------------------------------------                               ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:              (212) 949-1373

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

     34,814,361 Shares of Beneficial Interest outstanding as of May 1, 2003

================================================================================
               Total number of pages contained in this report: 30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Balance Sheets

(In thousands, except share data)                                                            March 31, 2003             December 31,
                                                                                              (Unaudited)                   2002
                                                                                              -----------               -----------
ASSETS
Investments in real estate, at cost
  Land                                                                                             $6,086                    $6,086
  Buildings and improvements                                                                       64,902                    64,867
                                                                                              -----------               -----------
                                                                                                   70,988                    70,953
  Less - Accumulated depreciation                                                                 (12,563)                  (12,057)
                                                                                              -----------               -----------
       Investments in real estate, net                                                             58,425                    58,896

Other assets
  Cash and cash equivalents - unrestricted                                                          3,034                     3,897
                            - restricted                                                            2,196                     1,968
  Accounts receivable and prepayments, net of allowances
      of $608 and $601, respectively                                                                  890                     1,625
  Investments                                                                                     103,993                   103,974
  Inventory, net of reserve                                                                         1,117                     1,033
  Unamortized debt issue costs, net                                                                   259                       278
  Other                                                                                               147                       154
                                                                                              -----------               -----------
    Total assets                                                                                 $170,061                  $171,825
                                                                                              ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage loan                                                                                   $41,690                   $41,781
  Note payable                                                                                         76                        80
  Senior notes                                                                                     12,538                    12,538
  Accounts payable and accrued liabilities                                                          8,073                     8,332
  Dividends payable                                                                                   516                       516
  Deferred items                                                                                      609                       471
                                                                                              -----------               -----------
    Total liabilities                                                                              63,502                    63,718
                                                                                              -----------               -----------

Shareholders' equity
  Convertible preferred shares of beneficial interest, $25 per share liquidation preference, 2,300,000 shares authorized, 983,082 shares
      outstanding at March 31, 2003 and December 31, 2002                                          23,131                    23,131
  Shares of beneficial interest, $1 par, unlimited authorized, 34,814,361
      outstanding at March 31, 2003 and December 31, 2002                                          34,814                    34,814
  Additional paid-in capital                                                                      207,634                   207,634
  Accumulated distributions in excess of net income                                              (159,020)                 (157,472)
                                                                                              -----------               -----------
    Total shareholders' equity                                                                    106,559                   108,107
                                                                                              -----------               -----------
Total liabilities and shareholders' equity                                                       $170,061                  $171,825
                                                                                              ===========               ===========

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Operations

Unaudited (In thousands, except per share data)                           Three Months Ended
                                                                               March 31,
                                                                  -------------------------------------
                                                                      2003                     2002
                                                                  -----------               -----------
Revenues
  Rents                                                                $3,445                    $3,297
  Sales                                                                   726                       945
  Interest                                                                259                       461
                                                                  -----------               -----------
                                                                        4,430                     4,703
                                                                  -----------               -----------

Expenses
  Property operating                                                    1,181                     1,270
  Cost of goods sold                                                    1,087                     1,373
  Real estate taxes                                                       225                       220
  Depreciation and amortization                                           535                       509
  Interest                                                              1,272                     1,203
  General and administrative                                            1,162                     1,618
                                                                  -----------               -----------
                                                                        5,462                     6,193
                                                                  -----------               -----------
Net loss                                                               (1,032)                   (1,490)
   Preferred dividend                                                    (516)                     (517)
                                                                  -----------               -----------
Net loss applicable to shares of beneficial interest                  $(1,548)                  $(2,007)
                                                                  ===========               ===========

Per share data

Basic:
Net loss applicable to shares of beneficial interest                   $(0.04)                   $(0.06)
                                                                  ===========               ===========

Diluted:
Net loss applicable to shares of beneficial interest                   $(0.04)                   $(0.06)
                                                                  ===========               ===========

Basic weighted average shares                                          34,814                    34,806
                                                                  ===========               ===========
Diluted weighted average shares                                        34,814                    34,806
                                                                  ===========               ===========

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Cash Flows

Unaudited (In thousands)                                                                               Three Months
                                                                                                      Ended March 31,
                                                                                           -------------------------------------
                                                                                               2003                      2002
                                                                                           -----------               -----------
Cash provided by (used for) operating activities
  Net loss                                                                                     $(1,032)                  $(1,490)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities
      Depreciation and amortization                                                                535                       509
      Increase (decrease) in deferred items                                                        138                      (313)
      Net changes in other operating assets and liabilities                                        392                       500
                                                                                           -----------               -----------
        Net cash provided by (used for) operating activities                                        33                      (794)
                                                                                           -----------               -----------

Cash (used for) provided by investing activities
  Purchase of investments                                                                     (335,812)                 (342,955)
  Proceeds from maturity of investments                                                        335,793                   344,823
  Investments in building and tenant improvements                                                  (38)                      (61)
                                                                                           -----------               -----------
        Net cash (used for) provided by investing activities                                       (57)                    1,807
                                                                                           -----------               -----------

Cash used for financing activities
  Decrease in note payable                                                                          (4)                       (4)
  Repayment of mortgage loan - principal payments                                                  (91)                      (85)
  Dividends paid on preferred shares of beneficial interest                                       (516)                     (517)
                                                                                           -----------               -----------
        Net cash used for financing activities                                                    (611)                     (606)
                                                                                           -----------               -----------
(Decrease) increase in cash and cash equivalents                                                  (635)                      407
Cash and cash equivalents at beginning of period                                                 5,865                     4,724
                                                                                           -----------               -----------
Cash and cash equivalents at end of period                                                      $5,230                    $5,131
                                                                                           ===========               ===========


Supplemental Disclosure of Cash Flow Information
   Interest paid                                                                                  $994                    $1,481
                                                                                           ===========               ===========

Supplemental Disclosure of Non-Cash Financing Activities
Dividends accrued on shares of beneficial interest and preferred shares
   of beneficial interest                                                                         $516                    $3,998
                                                                                           ===========               ===========

                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q MARCH 31, 2003
                     NOTES TO COMBINED FINANCIAL STATEMENTS


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

         The combined financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures contained herein are adequate to make the information presented not misleading. These combined financial statements should be read in conjunction with the combined financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K.

         The combined financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the combined financial position and results of operations for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied.

Accounting Policies

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board ("APB") No. 30. The adoption of this statement had no impact on the Trust's combined financial statements.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation were effective for the Trust's December 31, 2002 combined financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Trust's combined financial statements. The Trust's guarantees are disclosed in the combined financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Trust will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Trust does not anticipate that this Interpretation will have an impact on its combined financial statements.

Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

                                                                            Three Months Ended
                                                                                 March  31,
                                                                  ---------------------------------------
                                                                      2003                       2002
                                                                  ------------               ------------
Basic
Net loss                                                          $     (1,032)              $     (1,490)
Preferred dividend                                                        (516)                      (517)
                                                                  ------------               ------------
Net loss applicable to shares of beneficial interest              $     (1,548)              $     (2,007)
                                                                  ============               ============

Basic weighted average shares                                           34,814                     34,806
                                                                  ============               ============
Net loss per share                                                $      (0.04)              $      (0.06)
                                                                  ============               ============

Diluted
Net loss                                                          $     (1,032)              $     (1,490)
Preferred dividend                                                        (516)                      (517)
                                                                  ------------               ------------
Net loss applicable to shares of beneficial interest              $     (1,548)              $     (2,007)
                                                                  ============               ============

Basic weighted average shares                                           34,814                     34,806
Convertible preferred shares                                                --                         --
                                                                  ------------               ------------

Diluted weighted average shares                                         34,814                     34,806
                                                                  ============               ============
Net loss per share                                                $      (0.04)              $      (0.06)
                                                                  ============               ============

The preferred shares are not included in the diluted earnings per share calculation for the three months ended March 31, 2003 and 2002 because they are anti-dilutive.

Share Options

         The Trust accounts for stock option awards in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Consequently, compensation cost has not been recognized for the share option plans except for the options granted in 1999 which had an exercise price that was less than the grant date per share market price. Had the Trust applied the expense recognition provisions of SFAS No. 123, there would have been no impact on the results of operations for the periods ended March 31, 2003 and 2002.

Dividends

         The Trust declared a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders in the first quarter of 2003. The first quarter dividend was paid April 30, 2003 to shareholders of record at the close of business on March 31, 2003.

Legal Proceedings

Preferred Shareholders Lawsuit

         Kimeldorf v. First Union, et al. On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf Corp. ("Gotham Golf") was approved by the Trust's Board of Trustees in violation of fiduciary duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five then trustees and Gotham Partners, L.P. ("Gotham Partners"). On November 21, 2002 the New York Supreme Court of New York County issued an order granting motions for preliminary injunction. On December 6, 2002, the New York Supreme Court for New York County issued an order reaffirming its preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The court's order also extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties of the lawsuit to attend a preliminary conference for the purpose of scheduling discovery.

         The Trust filed a notice of appeal of the preliminary injunction with the Appellate Division of the New York Supreme Court. Oral argument with respect to the appeal was held before a judicial panel of the Appellate Division - First Department of the New York Supreme Court on March 11, 2003. There is no specific timetable for the appellate court to render its decision.

         It is not possible to predict the outcome of the appellate process with respect to lifting the injunction. In the event that the Appellate Division rules that the injunction should not be lifted, the case will proceed to trial on the merits. In the event that the injunction imposed by the trial court were lifted and dissolved, it is the intention of the Trust and, to the best of the Trust's knowledge, Gotham Partners and the other Gotham Partners-affiliated parties to the proposed merger transaction, to take the steps necessary to consummate the proposed transaction. However, any party to the Kimeldorf litigation may seek leave of the Appellate Division to appeal to the Court of Appeals of the State of New York an adverse ruling by the Appellate Division regarding the injunction granted by the trial court.

         On or about November 8, 2002, First Carolina Investors, Inc. ("First Carolina") a holder of preferred shares, filed a separate lawsuit in New York Supreme Court for New York County, naming the same defendants as in the Kimeldorf case. On or about December 20, 2002, plaintiffs Kimeldorf and First Carolina filed a consolidated amended complaint alleging, among others, breach of contract; aiding and abetting breach of contract; tortuous interference with the contract; breach of fiduciary duties; aiding and abetting of breach of fiduciary duties; and unconscionability against the defendants, styled Kimeldorf et al. v. First Union, et al. This consolidated amended complaint essentially consolidated the separate First Carolina complaint, filed on or about November 8, 2002 with the complaint of Mr. Kimeldorf filed in April 2002.

         On April 30, 2003, the trial court granted the plaintiff's motion to certify the litigation as a class action.

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

         The Trust regards the lawsuit as without merit and plans to vigorously defend against the allegations. The Trust will oppose any attempt by the plaintiff to interfere with the transactions contemplated by the Merger Agreement, which was approved by more than 64% of the outstanding common shares of the Trust and by approximately 98% of the common shares voted at a special meeting of shareholders held on November 27, 2002.

         K-A & Company, LTD. v. First Union. On or about February 12, 2003, certain of the Trust Trustees and, later, the Trust, were served with a complaint filed in the Court of Common Pleas, Cuyahoga County, Ohio, by a purported holder of the Trust's common shares, on behalf of itself and the Trust common shareholders as a class. Named as defendants in the lawsuit are the Trust, Gotham Partners, William Ackman and the four current Trustees of the Trust. The allegations made and the relief requested in the K-A suit are substantially identical to those of the Fink v. First Union suit referenced above. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and certification that the plaintiff, K-A & Company, Ltd., is the representative of the class. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. This lawsuit was removed by notice filed by defendants to the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV 0460).

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

         On April 10, 2003, the plaintiff filed a motion for a preliminary injunction seeking an order preventing the defendants from consummation of the merger. The defendants have filed a motion requesting the court to stay consideration of the plaintiff's motion pending a decision on the appeal of the preliminary injunction entered by the New York Supreme Court for New York County in Kimeldorf v. First Union, described above. The court has not ruled on either motion and there is no timetable for a ruling.

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

Indemnity to Imperial Parking Corporation

         In 1999, Newcourt Financial Ltd. ("Newcourt") brought a claim in Ontario against an affiliate of the Trust and Imperial Parking Limited alleging a breach of a contract between the Trust affiliate and Newcourt's predecessor-in-interest, Oracle Credit Corporation and Oracle Corporation Canada, Inc. The Trust affiliate and Imperial Parking Limited brought a separate action in British Columbia against Newcourt, Oracle Credit Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's board of trustees and the Imperial Parking Limited board of directors. On March 27, 2000, in connection with the spinoff of Imperial Parking Corporation (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust granted a full indemnity to Imperial Parking Corporation in respect of all damages arising from the outstanding actions.

         Numerous attempts to settle this matter have not been successful. The Trust has reserved $575,000 in its combined financial statements for this claim. The reserved amount consists of the face amount of the contract of $425,000 and estimated costs of $150,000. The amount of the claim, $825,000, includes Newcourt's calculation of interest on the amount due at the default rate under the contract. The Trust believes that, due to the failure of attempted settlement negotiations, discovery will commence, and the matter will become more actively litigated. The Trust intends to defend vigorously against the claims brought against the parties that it has indemnified and to pursue their separate claims with respect to this matter.

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

Proposed Transaction

         On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, a shareholder of the Trust that is controlled by affiliates of William A. Ackman, who was at the time Chairman of the Board of Trustees of the Trust, and Gotham Golf, a Delaware corporation controlled by Gotham Partners, pursuant to which the Trust agreed to merge with and into Gotham Golf. The parties subsequently adopted Amendment No. 1 to the merger agreement on April 24, 2002, Amendment No. 2 to the merger agreement on September 24, 2002 and Amendment No. 3 to the merger agreement on October 24, 2002. If consummated, the proposed transaction will result in the Trust's common shareholders receiving as merger consideration for each common share:

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

         In November 2002, the plaintiff in the preferred shareholder litigation (see "Legal Proceedings") filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendant's motion to dismiss the complaint and granting motions for preliminary injunction and expedited discovery in connection with the proposed merger. The court also set a hearing for November 26, 2002 to determine whether to grant further relief to plaintiff with respect to the proposed transaction. An evidentiary hearing was held on November 26, 27 and December 2, 2002 with respect to this matter. Thereafter, the court issued an order dated December 6, 2002, reaffirming its preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The court's order extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties to the lawsuit to attend a preliminary conference for the purpose of scheduling discovery. The Trust filed a notice of appeal and began pursuit of its appeal of the court's order barring the transaction in the Appellate Division of the New York Supreme Court. The issue of the lifting of the injunction was briefed by the parties to the litigation and oral argument on the appeal was heard by the Appellate Division of the New York Supreme Court on March 11, 2003. No assurance can be given that the injunction will be lifted, that all required third party consents will be obtained and that the transaction will be consummated.

Contingencies

VenTek

         The Trust has provided performance guarantees entered into with respect to contracts of the Company's manufacturing subsidiary, VenTek International, Inc. ("VenTek"), with two transit authorities, which contracts are in the amounts of $5.3 million and $6.2 million for the manufacturing, installation and maintenance of transit ticket vending equipment manufactured by VenTek. The guarantees expire within the next two years based upon the projected completion dates anticipated by VenTek and the transit agencies. No amounts have been drawn against these guarantees. Since these projects are entering their final stages, management does not anticipate that payment will have to be made under the guarantees; however, if VenTek is unable to perform in accordance with these contracts, and subsequent change orders the Trust may be responsible for partial payment under these guarantees. In connection with one of the contracts, VenTek settled a claim for liquidated damages for approximately $0.1 million during the three months ended March 31, 2003.

Park Plaza Mall

         The Trust is aware of the proposed construction of a new mall in the vicinity of Park Plaza Mall (the "Mall") by a partnership of a mall developer and the owner and operator of the anchor department stores at the Mall who would be the anchor department store at the proposed new mall. Legal actions have been taken by local citizens of Little Rock, Arkansas to reverse the decision of the Little Rock board of directors with respect to the zoning for the development of the proposed new mall. On June 5, 2002, the court issued an opinion invalidating the decision of the Little Rock board of directors with respect to zoning of the proposed new mall. Furthermore, the court permanently enjoined the City of Little Rock from issuing any building permits or taking any other action pursuant to the invalid ordinances with respect to the proposed new mall. The proponents of the new mall have appealed the decision to the Supreme Court of Arkansas with no decision expected before June 2003. It is also possible that proponents of the new mall will file a new application to rezone the proposed area for the new mall for commercial use and, specifically for large-scale retail use. The administrative expenses, principally legal fees related to this contingency have been paid by the Trust.

         Regardless of whether the proposed new mall is built at the site in question, under the terms of an operating covenant with Dillard's Department Stores, Inc. ("Dillard's"), which has two department stores that are the anchor stores at the Mall, Dillard's has no obligation to maintain its operations at the Mall beyond July 2003. Dillard's has been approached to extend the operating covenant at the Mall. To date, it has declined to do so, however, under the terms of the operating covenant, Dillard's is permitted to continue operations at the Mall through 2031. If Dillard's does not maintain its presence as an anchor store at the Mall, the Mall would experience a loss of revenue and likely an event of default under the mortgage, thereby causing the value of the Mall to be materially and adversely affected. In such circumstances, there would be an impairment of the value of the property and a loss could be recognized. There can be no assurance that Dillard's will maintain its presence as an anchor store at the Mall.

Proposed Transaction

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

Business Segments

                                              Three Months Ended March 31,
                                           ---------------------------------
                                              2003                    2002
                                           ---------               ---------
Rents and Sales
       Shopping Center                     $   3,105               $   2,927
       Office Building                           340                     337
       Ventek                                    726                     945
       Corporate                                  --                      33
                                           ---------               ---------
                                               4,171                   4,242

Less - Operating Expenses and
  Costs of Goods Sold
       Shopping Center                           968                   1,077
       Office Building                           200                     193
       Ventek                                  1,087                   1,373
       Corporate                                  13                      --
                                           ---------               ---------
                                               2,268                   2,643

Less - Real Estate Taxes
       Shopping Center                           202                     199
       Office Building                            23                      21
                                           ---------               ---------
                                                 225                     220

Net Operating Income (Loss)
       Shopping Center                         1,935                   1,651
       Office Building                           117                     123
       Ventek                                   (361)                   (428)
       Corporate                                 (13)                     33
                                           ---------               ---------
                                               1,678                   1,379

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                    2003                  2002
                                                  -------               -------
Less - Depreciation and Amortization              $   535               $   509

Less - Interest Expense                             1,272                 1,203

Corporate Income (Expense)
       Interest                                       259                   461
       General and administrative                  (1,162)               (1,618)
                                                  -------               -------

Net Loss before Preferred Dividend                $(1,032)              $(1,490)
                                                  =======               =======



Capital Expenditures
       Shopping Center                            $     4               $     9
       Office Building                                 32                    50
       Ventek                                           2                     2
                                                  -------               -------
                                                  $    38               $    61
                                                  =======               =======

                                                  March 31,
                                    ----------------------------------
                                       2003                    2002
                                    ----------              ----------
Identifiable Assets
       Shopping Center              $   58,400              $   59,529
       Office Building                   2,390                   2,351
       Ventek                            1,774                   3,330
       Corporate                       107,497                 118,176
                                    ----------              ----------
Total Assets                        $  170,061              $  183,386
                                    ==========              ==========

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

         On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P., ("Gotham Partners") a shareholder of the Trust that is controlled by affiliates of William A. Ackman, who was at the time Chairman of the Board of Trustees of the Trust, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, pursuant to which the Trust agreed to merge with and into Gotham Golf. The merger agreement provided that the Trust's common shareholders would receive as merger consideration for each common share $2.20 in cash, subject to possible deductions on account of dividends paid to the Trust's common shareholders prior to completion of the transaction, breaches of certain representations, warranties and covenants contained in the merger agreement and costs, fees and expenses associated with obtaining certain third-party consents for the proposed transaction, a choice of an additional $0.35 in cash or a debt instrument and a subscription right to purchase common shares of Gotham Golf. The merger agreement also provided that Gotham Golf would exchange the outstanding shares of the Trust's convertible preferred shares for shares of Gotham Golf Series A Cumulative Convertible Redeemable Preferred Stock, par value $25.00 per share, having terms and conditions substantially identical to those as the Trust's convertible preferred shares had with respect to the Trust.

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

Under the proposed transaction

- The Trust will merge with and into Gotham Golf a new corporation formed by Gotham Golf Partners, L.P. ("Gotham Golf Partners"), which is a golf course acquirer, owner and operator. As part of the transaction, Gotham Partners and certain other Gotham Golf Partners equity holders will contribute their respective limited partnership interests in Gotham Golf Partners to Gotham Golf and their respective general partnership interests in Gotham Golf Partners to a wholly owned limited liability company of Gotham Golf, in exchange for common stock of Gotham Golf. As a result, after the proposed transaction, Gotham Golf will directly and indirectly own approximately 92.5% of the equity interests in Gotham Golf Partners, and Gotham Partners and the other equity holders that contributed their equity interests in Gotham Golf Partners in the proposed transaction will own approximately 52.55% of the shares of Gotham Golf stock, assuming that
      (i) all of the subscription rights to receive Gotham Golf common shares are exercised and (ii) no other equity of Gotham Golf will be issued on or prior to the effective time of the proposed transaction.

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

      The Trust's approval of the merger agreement was based on the recommendation of the Special Committee. The Special Committee concluded that the transaction was in the best interests of the Trust and the Trust's common shareholders (other than Gotham Partners and its affiliates), where such shareholders elect to receive the full cash consideration in the merger. The Board of Trustees of the Trust, with Mr. Ackman not participating, unanimously voted in favor of the transaction. The Special Committee was advised by Libra Securities, LLC and Duff & Phelps, LLC, and Gotham Partners and its affiliates were advised by Mercury Partners.

      In November 2002, the plaintiff in the preferred shareholder litigation (see "Part II, Item 1. Legal Proceedings") filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendant's motion to dismiss the complaint and granting motions for preliminary injunction and expedited discovery in connection with the proposed merger. The court also set a hearing for November 26, 2002 to determine whether to grant further relief to plaintiff with respect to the proposed transaction. An evidentiary hearing was held on November 26, 27 and December 2, 2002 with respect to this matter. Thereafter, the court issued an order dated December 6, 2002, reaffirming its preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The court's order extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction and directed the parties to the lawsuit to attend a preliminary conference for the purpose of scheduling discovery. The Trust filed a notice of appeal and began pursuit of its appeal of the court's order barring the transaction in the Appellate Division of the New York Supreme Court. The issue of the lifting of the injunction was briefed by the parties to the litigation and oral argument on the appeal was heard by the Appellate Division of the New York Supreme Court on March 11, 2003. No assurance can be given that the injunction will be lifted, that all required third party consents will be obtained and that the transaction will be consummated.

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

SHAREHOLDER LITIGATION

Three separate lawsuits have been filed seeking to block the proposed transaction between the Trust and Gotham Partners relative to the Merger Agreement of February 13, 2002 (See "Part II, Item 1. Legal Proceedings"). With respect to one of these legal proceedings, the New York Supreme Court of New York County has issued an order granting an injunction preventing the transaction from going forward. That injunction is currently under appeal. No assurance can be given that the injunction will be lifted or that the proposed transaction will be consummated.

PARK PLAZA MALL

         Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with a subsidiary of the Trust that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed a notice of appeal of this ruling in the Supreme Court of Arkansas, with no decision expected before

June 2003. In the event that a large-scale retail facility is built on this site, Dillard's may cease operating its stores at Park Plaza Mall. In the event Dillard's closes one or both of its stores at Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the rights of many of the tenants to terminate their leases or to pay less rent triggered by the closure of one or both of the anchor stores. The Park Plaza Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants could result in an event of default under this mortgage.

         Regardless of whether the proposed new mall is built at the site in question, under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at Park Plaza Mall beyond July 2003. Dillard's has been approached to extend the operating covenant at the Park Plaza Mall.To date, it has declined to do so, however, under the terms of the operating covenant, Dillard's is permitted to continue operations at Park Plaza Mall through 2031. If Dillard's does not maintain its presence as an anchor store at Park Plaza Mall, the Park Plaza Mall would experience a loss of revenue and likely an event of default under the mortgage, thereby causing the value of the Park Plaza Mall to be materially and adversely affected. In such circumstances, there would be an impairment of the value of the property and a loss could be recognized. There can be no assurance that Dillard's will maintain its presence as an anchor store at Park Plaza Mall.

         With respect to capital improvements, the Trust has recently completed the repair of Park Plaza Mall's roof at a cost of approximately $0.6 million.

VENTEK

         The Company's subsidiary, VenTek, a manufacturer of transit ticketing and parking equipment, continues to incur significant operating losses. The Trust has provided performance bond guarantees entered into with respect to two contracts of VenTek with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantees are expected to expire within the next two years based on the commencement of contractual warranty and maintenance periods now in effect under both contracts. As of May 1, 2003, no amounts have been drawn against these guarantees. If VenTek is unable to perform in accordance with these contracts, the Trust may be responsible for payment under these guarantees. In connection with one of the contracts, VenTek settled a claim for liquidated damages for approximately $0.1 million during the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         Unrestricted and restricted cash and cash equivalents decreased by approximately $0.6 million (to $5.2 million from $5.8 million) when comparing the balance at March 31, 2003 to the balance at December 31, 2002.

         The Trust's decrease in cash and cash equivalents was mainly attributable to net cash used for financing activities of $0.6 million, which primarily consisted of $0.5 million of dividends paid on preferred shares of beneficial interest. Net cash provided by operating activities and net cash used for investing activities were not significant.

         The Trust declared a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders in the first quarter of 2003. The dividend was paid April 30, 2003 to shareholders of record at the close of business on March 31, 2003. No cash dividend for the first quarter was declared with respect to the Common Shares.

         At March 31, 2003, the Trust owned $104.0 million in face value of U.S. Treasury Bills. The U.S. Treasury Bills are of maturities of less than 90 days and classified as held to maturity. The average yield for the three months ended March 31, 2003 and 2002 was 1.17% and 1.66%, respectively.

         A summary of the Trust's borrowings and repayment timing is as follows (in millions):

                                                            Payments Due by Period
                                                            ----------------------
                                                     Less than             1-3                 4-5               After 5
Contractual Obligations           Total               1 Year              Years               Years               Years
-----------------------          --------            --------            --------            --------            --------
Mortgage loan payable            $   41.7            $    0.3            $    0.8            $    0.9            $   39.7
Senior notes                     $   12.5            $   12.5            $     --            $     --            $     --
                                 --------            --------            --------            --------            --------
    Total                        $   54.2            $   12.8            $    0.8            $    0.9            $   39.7
                                 ========            ========            ========            ========            ========

         The only lease with respect to which the Trust has an obligation for payment of rent for is for VenTek, which is month to month.

RESULTS OF OPERATIONS

         Net loss applicable to shares of beneficial interest for the three months ended March 31, 2003 was $1.5 million as compared to net loss of $2.0 million for the three months ended March 31, 2002.

         Interest income decreased by $0.2 million during the three months ended March 31, 2003, as compared to 2002. The decrease is a result of lower amounts invested and lower interest rates between the periods.

         Property net operating income, which is rent less property operating expenses and real estate taxes, increased for the three months ended March 31, 2003 to $2.0 million from $1.8 million in 2002. The increase was attributable primarily to an increase in revenues of $0.1 million and a decrease in operating expenses of $0.1 million. Revenues increased by $0.1 million for the three months ended March 31, 2003, primarily due to a lease termination fee received of $0.1 million at Park Plaza. A decrease in occupancy at Park Plaza was offset by an increase in rental rates when comparing the three months ended March 31, 2003 to March 31, 2002. Occupancy and rental rates remained relatively constant at Circle Tower when comparing the periods. Included in operating expenses are $0.2 million in 2002 of costs incurred in connection with the matters described above in the Park Plaza Mall section.

         Depreciation and amortization, and interest expense remained relatively constant from 2002 to 2003.

         General and administrative expenses decreased by approximately $0.5 million when comparing the three months ended March 31, 2003 to the comparable period in 2002. Included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are approximately $0.2 million and $0.9 million, respectively, of the Trust's transaction costs related to the Gotham proposal. During the three months ended March 31, 2003, $0.2 million of costs related to the preferred shareholder lawsuit were included in general and administrative expense. Also included in general and administrative expenses are $0.2 million in 2003 and

2002, to a firm providing management services to VenTek. Otherwise, general and administrative expenses remained relatively constant when comparing the three months ended March 31, 2003 to the comparable period in 2002. The Trust cannot predict what the professional fees may be in 2003 due to the ongoing litigation.

         The Company's manufacturing facility, VenTek, incurred a net loss of $0.4 million for the quarter ended March 31, 2003, as compared to a net loss of approximately $0.5 million for the quarter ended March 31, 2002. Revenue decreased for the three months ended March 31, 2003 to $0.7 million from $0.9 million in 2002 and cost of goods sold decreased to $1.1 million from $1.4 million for the same period. The decrease in both revenues and cost of goods sold is due to the winding down of current contracts and having nominal new business. The backlog for VenTek is approximately $0.2 million at March 31, 2003. Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek's backlog is subject to fluctuations and is not necessarily indicative of future sales. A failure to replace backlog has resulted in and will continue to result in lower revenues.

         Certain statements contained in this Form 10-Q that are forward-looking are based on current expectations that are subject to a number of uncertainties and risks, and actual results may differ materially. The uncertainties and risks include, but are not limited to, the risk that material adverse events will prelude consummation of the proposed transaction with Gotham Golf, changes in market activity, changes in local real estate conditions and markets, actions by competitors, interest rate movements and general economic conditions. Further information about these matters can be found in the Trust's Annual Report filed with the SEC on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

INTEREST RATE RISK

         All of the Trust's loans outstanding at March 31, 2003 have fixed interest rates. The Trust's investments in U.S. Treasury Bills mature in less than 90 days and therefore are not subject to significant interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

         The registrant's principal executive and financial officer has, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and has determined that such disclosure controls and procedures are adequate to ensure that information required to be disclosed by the registrant in the reports filed or submitted under the Exchange Act is recorded, processed and summarized and reported within the time periods specified by the Securities and Exchange Commission. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

PREFERRED SHAREHOLDER LAWSUITS

KIMELDORF V. FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS, ET AL., SUPREME COURT OF THE STATE OF NEW YORK, COUNTY OF NEW YORK (INDEX NO. 107176/02).

On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf Corp. ("Gotham Golf") was approved by the Trust's Board of Trustees in violation of fiduciary duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its five then trustees and Gotham Partners, L.P. ("Gotham Partners"). The Trust and the other defendants filed a motion to dismiss the lawsuit. An oral argument on the motion to dismiss was held on July 15, 2002. Discovery on the case was stayed pending the ruling of the court on the motion to dismiss.

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

It is not possible to predict the outcome of the appellate process with respect to lifting the injunction. In the event that the Appellate Division rules that the injunction should not be lifted, the case will proceed to trial on the merits. In the event that the injunction imposed by the trial court were lifted and dissolved, it is the intention of the Trust and, to the best of the Trust's knowledge, Gotham Partners and the other Gotham Partners-affiliated parties to the proposed merger transaction, to take the steps necessary to consummate the proposed transaction. However, any party to the Kimeldorf litigation may seek leave of the Appellate Division to appeal to the Court of Appeals of the State of New York an adverse ruling by the Appellate Division regarding the injunction granted by the trial court.

On or about November 8, 2002, First Carolina Investors, Inc. ("First Carolina") a holder of preferred shares, filed a separate lawsuit in New York Supreme Court for New York County, naming the same defendants as in the Kimeldorf case. On or about December 20, 2002, plaintiffs Kimeldorf and First Carolina filed a consolidated amended complaint alleging, among others, breach of contract; aiding and abetting breach of contract; tortious interference with the contract; breach of fiduciary duties; aiding and abetting of breach of fiduciary duties; and unconscionability against the defendants, styled Kimeldorf et al. v. First Union, et al. This consolidated amended complaint essentially consolidated the separate First Carolina complaint, filed on or about November 8, 2002 with the complaint of Mr. Kimeldorf filed in April 2002.

On April 30, 2003, the trial court granted the plaintiff's motion to certify the litigation as a class action.

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

The Trust regards the lawsuit as without merit and plans to vigorously defend against the allegations. The Trust will oppose any attempt by the plaintiff to interfere with the transactions contemplated by the Merger Agreement, which was approved by more than 64% of the outstanding common shares of the Trust and by approximately 98% of the common shares voted at a special meeting of shareholders held on November 27, 2002.

K-A & COMPANY, LTD. V. FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS, ET AL., UNITED STATES DISTRICT COURT, NORTHERN DISTRICT OF OHIO, EASTERN DIVISION (CASE NO. 1:03 CV 0460)

On or about February 12, 2003, certain Trustees of the Trust and, later, the Trust, were served with a complaint filed in the Court of Common Pleas, Cuyahoga County, Ohio, by a purported holder of the Trust's common shares, on behalf of itself and the Trust common shareholders as a class. Named as defendants in the lawsuit are the Trust, Gotham, William Ackman and the four current Trustees of the Trust. The allegations made and the relief requested in the K-A suit are substantially identical to those of the Fink v. First Union suit referenced above. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and certification that the plaintiff, K-A & Company, Ltd., is the representative of the class. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. This lawsuit was removed by notice filed by defendants to the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV 0460).

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

On April 10, 2003, the plaintiff filed a motion for a preliminary injunction seeking an order preventing the defendants from consummation of the merger. The defendants have filed a motion requesting the court to stay consideration of the plaintiff's motion pending a decision on the appeal of the preliminary injunction entered by the New York Supreme Court for New York County in Kimeldorf v. First Union, described above. The court has not ruled on either motion and there is no timetable for a ruling.

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

INDEMNITY TO IMPERIAL PARKING CORPORATION

In 1999, Newcourt Financial Ltd. ("Newcourt") brought a claim in Ontario against an affiliate of the Trust and Imperial Parking Limited alleging a breach of a contract between the Trust affiliate and Newcourt's predecessor-in-interest, Oracle Credit Corporation and Oracle Corporation Canada, Inc. The Trust affiliate and Imperial Parking Limited brought a separate action in British Columbia against Newcourt, Oracle Credit Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's board of trustees and the Imperial Parking Limited board of directors. On March 27, 2000, in connection with the spinoff of Imperial Parking Corporation (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust granted a full indemnity to Imperial Parking Corporation in respect of all damages arising from the outstanding actions.

Numerous attempts to settle this matter have not been successful. The Trust has reserved $575,000 in its combined financial statements for this claim. The reserved amount consists of the face amount of the contract of $425,000 and estimated costs of $150,000. The amount of the claim, $825,000, includes Newcourt's calculation of interest on the amount due at the default rate under the contract. The Trust believes that, due to the failure of attempted settlement negotiations, discovery will commence, and the matter will become more actively litigated. The Trust intends to defend vigorously against the claims brought against the parties that it has indemnified and to pursue their separate claims with respect to this matter.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.



              (a)   Exhibits:


                    99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.



              (b)   Reports on Form 8-K:





                    February 24, 2003

                           Item 5         - On February 24, 2003, the Trust
                                            announced that it reconfirmed to
                                            Gotham Partners that it was not
                                            pursuing an alternative transaction
                                            to its merger with Gotham Golf.

                           Item 7         - Exhibits

                                            99.1 Press release dated February
                                                 24, 2003, issued by the Trust.


                    March 24, 2003

                           Item 5         - On March 18, 2003, the Trust
                                            announced that it reconfirmed to
                                            Gotham Partners that it has not been
                                            pursuing, and has no present
                                            intention of pursuing, an
                                            alternative transaction to its
                                            merger with Gotham Golf.

                           Item 7         - Exhibits

                                            99.1 Press release dated March 18,
                                                 2003, issued by the Trust.


                    May 6, 2003

                           Item 5         - In addition on May 6, 2003, the
                                            Trust issued a letter in response to
                                            Gotham Partners' letter of April 28,
                                            2003.

                           Item 7         - Exhibits

                                            99.1 Letter by the Trust to Gotham
                                                 Partners dated May 6, 2003.

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

                                             First Union Real Estate Equity and
                                                    Mortgage Investments
                                             -----------------------------------
                                                          (Trust)



Date:  May 15, 2003                          By: /s/ Neil H. Koenig
                                                 Neil H. Koenig
                                                 Principal Executive Officer and
                                                 Interim Chief Financial Officer

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
              FORM 10-Q FOR THE FISCAL QUARTER ENDED MARCH 31, 2003

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me, particularly during the period in which this quarterly report is being prepared;

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

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q MARCH 31, 2003

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:    May 15, 2003                      /s/ Neil H. Koenig
                                                 -------------------------------
                                                 Neil H. Koenig
                                                 Principal Executive Officer and
                                                 Interim Chief Financial Officer