Form 10-Q
period 2003-06-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2003-08-14
CIK 37008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2003      Commission File Number 1-6249
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

                                 Yes [X]  No [ ]

         Indicate by check mark whether the registrant is an acclerated filer (as defined in rule 12b-2 of the Exchange Act)

                                 Yes [ ]  No [X]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

28,973,128 Common Shares of Beneficial Interest outstanding as of August 1, 2003
--------------------------------------------------------------------------------
================================================================================

             Total number of pages contained in this report:   27
                                                            --------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Balance Sheets

(In thousands, except share data)                                                 June 30, 2003       December 31,
                                                                                    (Unaudited)           2002
                                                                                    -----------           ----
ASSETS
Investments in real estate, at cost
  Land                                                                               $   6,086         $   6,086
  Buildings and improvements                                                            64,991            64,867
                                                                                     ---------         ---------
                                                                                        71,077            70,953
  Less - Accumulated depreciation                                                      (13,060)          (12,057)
                                                                                     ---------         ---------
    Investments in real estate, net                                                     58,017            58,896

Other assets
  Cash and cash equivalents - unrestricted                                               6,130             3,897
                            - restricted                                                   690             1,968
  Accounts receivable and prepayments, net of allowances
      of $590 and $601, respectively                                                       688             1,625
  Investments                                                                           86,990           103,974
  Inventory, net of reserve                                                              1,081             1,033
  Unamortized debt issue costs, net                                                        241               278
  Other                                                                                    137               154
                                                                                     ---------         ---------
    Total assets                                                                     $ 153,974         $ 171,825
                                                                                     =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage loan                                                                      $  41,608         $  41,781
  Note payable                                                                              72                80
  Senior notes                                                                          12,538            12,538
  Accounts payable and accrued liabilities                                               7,022             8,332
  Dividends payable                                                                        516               516
  Deferred items                                                                           395               471
                                                                                     ---------         ---------
    Total liabilities                                                                   62,151            63,718
                                                                                     ---------         ---------
Shareholders' equity
  Convertible preferred shares of beneficial interest, $25 per share liquidiation preference, 2,300,000 shares authorized, 983,082 shares
    outstanding at June 30, 2003 and December 31, 2002                                  23,131            23,131
  Shares of beneficial interest, $1 par, unlimited authorized, 28,973,128 and
      34,814,361 outstanding at June 30, 2003 and December 31, 2002                     28,973            34,814
  Additional paid-in capital                                                           202,377           207,634
  Accumulated distributions in excess of net income                                   (162,658)         (157,472)
                                                                                     ---------         ---------
    Total shareholders' equity                                                          91,823           108,107
                                                                                     ---------         ---------
Total liabilities and shareholders' equity                                           $ 153,974         $ 171,825
                                                                                     =========         =========

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Operations

Unaudited (In thousands, except per share data)                 Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                                -------------------              ---------------------
                                                               2003             2002             2003             2002
                                                               ----             ----             ----             ----
Revenues
    Rents                                                   $  3,335         $  3,407         $  6,780         $  6,704
    Sales                                                        718              647            1,444            1,592
    Interest                                                     251              436              510              897
                                                            --------         --------         --------         --------
                                                               4,304            4,490            8,734            9,193
                                                            --------         --------         --------         --------
Expenses
    Property operating                                         1,342            1,187            2,523            2,457
    Cost of goods sold                                           879            1,116            1,966            2,489
    Real estate taxes                                            224              241              449              461
    Depreciation and amortization                                525              519            1,060            1,028
    Interest                                                   1,099            1,202            2,371            2,405
    General and administrative                                 3,357            1,523            4,519            3,141
                                                            --------         --------         --------         --------
                                                               7,426            5,788           12,888           11,981
                                                            --------         --------         --------         --------
Net loss                                                      (3,122)          (1,298)          (4,154)          (2,788)
    Preferred dividend                                          (516)            (517)          (1,032)          (1,034)
                                                            --------         --------         --------         --------
Net loss applicable to shares of beneficial interest        $ (3,638)        $ (1,815)        $ (5,186)        $ (3,822)
                                                            ========         ========         ========         ========

Per share data

Basic:
Net loss applicable to shares of beneficial interest        $  (0.11)        $  (0.05)        $  (0.15)        $  (0.11)
                                                            ========         ========         ========         ========
Diluted:
Net loss applicable to shares of beneficial interest        $  (0.11)        $  (0.05)        $  (0.15)        $  (0.11)
                                                            ========         ========         ========         ========

Basic weighted average shares                                 34,550           34,806           34,677           34,806
                                                            ========         ========         ========         ========
Diluted weighted average shares                               34,550           34,806           34,677           34,806
                                                            ========         ========         ========         ========

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Cash Flows

Unaudited (In thousands)                                                                        Six Months
                                                                                               Ended June 30,
                                                                                               --------------
                                                                                           2003              2002
                                                                                           ----              ----
Cash used for operating activities
  Net loss                                                                              $  (4,154)        $  (2,788)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Depreciation and amortization                                                         1,060             1,028
      Decrease in deferred items                                                              (76)             (287)
      Net changes in other operating assets and liabilities                                  (421)              220
                                                                                        ---------         ---------
        Net cash used for operating activities                                             (3,591)           (1,827)
                                                                                        ---------         ---------
Cash provided by investing activities
  Purchase of investments                                                                (751,525)         (734,493)
  Proceeds from maturity of investments                                                   768,509           741,595
  Investments in building and tenant improvements                                            (127)             (166)
                                                                                        ---------         ---------
        Net cash provided by investing activities                                          16,857             6,936
                                                                                        ---------         ---------
Cash used for financing activities
  Decrease in note payable                                                                     (8)               (8)
  Repayment of mortgage loan - principal payments                                            (173)             (161)
  Repurchase of shares of beneficial interest                                             (11,098)             --
  Dividends paid on shares of beneficial interest                                            --              (3,481)
  Dividends paid on preferred shares of beneficial interest                                (1,032)           (1,034)
                                                                                        ---------         ---------
       Net cash used for financing activities                                             (12,311)           (4,684)
                                                                                        ---------         ---------
Increase in cash and cash equivalents                                                         955               425
Cash and cash equivalents at beginning of period                                            5,865             4,724
                                                                                        ---------         ---------
Cash and cash equivalents at end of period                                              $   6,820         $   5,149
                                                                                        =========         =========
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                                        $   2,371         $   2,405
                                                                                        =========         =========
Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Dividends accrued on shares of beneficial interest and preferred shares
        of beneficial interest                                                          $     516         $   3,998
                                                                                        =========         =========


                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                             FORM 10-Q JUNE 30, 2003
                     NOTES TO COMBINED FINANCIAL STATEMENTS

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

Accounting Policies

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board ("APB") No. 30. The adoption of this statement on January 1, 2003 had no impact on the Trust's combined financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Trust will need to apply its provisions to any existing variable interests in variable interest entities no later than July 1, 2003. The Trust does not anticipate that this Interpretation will have an impact on its combined financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Trust does not expect this statement to have any effect on the Trust's combined financial statements.

Earnings Per Share

         The computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                           June 30,
                                                              ----------------------            ----------------------
E                                                              2003              2002            2003              2002
                                                              ----              ----            ----              ----
Basic
Net loss                                                    $ (3,122)        $ (1,298)        $ (4,154)        $ (2,788)
Preferred dividend                                              (516)            (517)          (1,032)          (1,034)
                                                            --------         --------         --------         --------
Net loss applicable to shares of beneficial interest        $ (3,638)        $ (1,815)        $ (5,186)          (3,822)
                                                            ========         ========         ========         ========
Basic weighted average shares                                 34,550           34,806           34,677           34,806
                                                            ========         ========         ========         ========
Net loss per share                                          $  (0.11)        $  (0.05)        $  (0.15)        $  (0.11)
                                                            ========         ========         ========         ========
Diluted
Net loss                                                    $ (3,122)        $ (1,298)        $ (4,154)        $ (2,788)
Preferred dividend                                              (516)            (517)          (1,032)          (1,034)
                                                            --------         --------         --------         --------
Net loss applicable to shares of beneficial interest        $ (3,638)        $ (1,815)        $ (5,186)        $ (3,822)
                                                            ========         ========         ========         ========
Basic weighted average shares                                 34,550           34,806           34,677           34,806
Convertible preferred shares                                    --               --               --               --
                                                            --------         --------         --------         --------
Diluted weighted average shares                               34,550           34,806           34,677           34,806
                                                            ========         ========         ========         ========
Net loss per share                                          $  (0.11)        $  (0.05)        $  (0.15)        $  (0.11)
                                                            ========         ========         ========         ========

The preferred shares are not included in the diluted earnings per share calculation for the three and six months ended June 30, 2003 because they are anti-dilutive.

Share Options

         The Trust accounts for stock option awards in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Consequently, compensation cost has not been recognized for the share option plans except for the options granted in 1999 which had an exercise price that was less than the grant date per share market price. Had the Trust applied the expense recognition provisions of SFAS No. 123, there would have been no impact on the results of operations for the periods ended June 30, 2003 and 2002.

Dividends

         The Trust declared a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders in both the first and second quarters of 2003. The first quarter dividends were paid April 30, 2003 to shareholders of record at the close of business on March 31, 2003. The second quarter dividends were paid July 31, 2003 to shareholders of record at the close of business on June 30, 2003.

Termination of Proposed Transaction

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

         In November 2002, the plaintiff in the preferred shareholder litigation (see "Legal Proceedings") filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendants' motion to dismiss the complaint and granting plaintiff's motions for preliminary injunction and expedited discovery in connection with the proposed merger. Following a hearing to determine whether to grant further relief to plaintiff with respect to the proposed transaction, the court issued an order dated December 6, 2002, reaffirming its preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The court's order extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction. The Trust appealed the court's order barring the transaction in the Appellate Division of the New York Supreme Court. Oral argument on the appeal was heard by the Appellate Division on March 11, 2003. As of August 8, 2003, the Appellate Division had not issued a decision with respect to the appeal. There is no specific timetable for the Appellate Division to render its decision.

         On June 25, 2003 the Trust entered into a Settlement, Termination and Standstill Agreement (the "Agreement") with, among others, Gotham Partners. The Agreement provided for the termination of the merger agreement regarding the merger of the Trust with Gotham Golf, the purchase by the Trust of 5,841,233 common shares of the Trust owned by Gotham Partners and its affiliates for approximately $11.1 million and a termination payment to Gotham Partners of $2.4 million. The Agreement also provides that neither Gotham Partners nor any affiliate will enter into or agree to enter into any form of business combination, acquisition or other transaction involving the Trust or any majority-owned affiliate for a period of five years from the date of the Agreement. The termination payment was recognized as a general and administrative expense during the three months ended June 30, 2003.

Share Repurchase

         The Trust authorized a share repurchase plan in July 2003. The plan allows for the Trust to purchase up to $10.0 million of its common and preferred shares in the market or through private transactions. Through August 7, 2003, the Trust repurchased 966,575 common shares for $1,759,167.

Legal Proceedings

Preferred Shareholders Lawsuit

         Kimeldorf v. First Union, et al. On April 15, 2002, the Trust was served with a complaint filed in the Supreme Court of New York in New York County on behalf of a purported holder of the Trust's convertible preferred shares. Among the allegations made by the plaintiff is that the proposed transaction with Gotham Golf Corp. ("Gotham Golf") was approved by the Trust's Board of Trustees in violation of fiduciary duties owed to the holders of the Trust's convertible preferred shares. The suit seeks, among other things, unspecified damages, an injunction of the proposed transaction and the court's certification of the lawsuit as a class action. Named as defendants in the lawsuit were the Trust, its then five trustees and Gotham Partners. (For a summary of the proceedings in this suit to date, see "Termination of Proposed Transaction," above).

         In November 2002, First Carolina Investors, Inc. ("First Carolina") a holder of preferred shares, filed a separate lawsuit in New York Supreme Court for New York County, naming the same defendants as in the Kimeldorf case. In December 2002, plaintiffs Kimeldorf and First Carolina filed a consolidated amended complaint, styled Kimeldorf et al. v. First Union, et al, alleging, among others, breach of contract; aiding and abetting breach of contract; tortious interference with the contract; breach of fiduciary duties; aiding and abetting of breach of fiduciary duties; and unconscionability against the defendants. This consolidated amended complaint essentially consolidated the separate First Carolina complaint, filed in November 2002 with the complaint of Mr. Kimeldorf filed in April 2002.

         On April 30, 2003, the trial court granted the plaintiff's motion to certify the litigation as a class action.

         In July 2003, Kimeldorf and First Carolina each filed separate motions with the trial court seeking to hold the defendants in contempt as a result of the execution and performance of the Termination Agreement (see "Termination of Proposed Transaction", above). The plaintiffs contend that these actions violated the trial court's injunction against the consummation of the merger between the Trust and Gotham Golf. Defendants filed a brief in opposition to the motions. The trial court heard oral argument on July 29, 2003 and has taken the motions under advisement.

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

         On or about February 14, 2003, the parties to this lawsuit stipulated that the defendants need not answer or otherwise respond to the complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time. The Trust believes that the purpose of the stipulation was to delay court proceedings in this lawsuit until the outcome of the appeal of the injunction entered in the Kimeldorf case (see "Termination of Proposed Transaction," above) is decided by the Appellate Division.

         On or about July 3, 2003, the Plaintiff filed an amended complaint which seeks additional relief based upon the termination agreement, including a request that the defendants be required to return to the Trust the termination fee paid to Gotham as well as the consideration paid for Gotham's shares in the Trust. As with the original complaint, the parties have stipulated that the defendants need not answer or otherwise respond to the amended complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time.

         The Trust regards the lawsuit as without merit and plans to vigorously defend against the allegations.

         K-A & Company, LTD. v. First Union. On or about February 12, 2003, a complaint was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by a purported holder of the Trust's common shares, on behalf of itself and the Trust common shareholders as a class. Named as defendants in the lawsuit are the Trust, Gotham Partners, William Ackman and four of the current Trustees of the Trust. The allegations made and the relief requested in the K-A suit are substantially identical to those of the Fink suit referenced above. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and certification that the plaintiff, K-A & Company, LTD., is the representative of the class. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. This lawsuit was removed by notice filed by defendants to the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV 0460).

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

         On April 10, 2003, the plaintiff filed a motion for a preliminary injunction seeking an order preventing the defendants from consummation of the merger. The defendants have filed a motion requesting the court to stay consideration of the plaintiff's motion pending a decision on the appeal of the preliminary injunction entered by the New York Supreme Court for New York County in Kimeldorf, described above. Thereafter, the parties entered into an agreed stay of plaintiff's motion, which requires that the defendants timely notify the plaintiff and the court of any decision of the appeal of the preliminary injunction entered in the Kimeldorf case.

         As with the Fink lawsuit, the Trust regards the lawsuit as without merit and plans to vigorously defend against the allegations.

Peach Tree Mall Litigation

         The Trust, as one Plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the inverse condemnation suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court, which remanded the case to the trial court for further proceedings. After the remand to the trial court, the Trust and the other plaintiffs determined to pursue a retrial before the court. The retrial of the litigation commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally held in favor of the State of California. In February 2002, the Plaintiffs in the case filed a notice of appeal of the ruling of the trial court in the California Court of Appeals. The appellate briefing was completed in May 2003. The Trust is unable to predict at this time whether or not it will recover any amount of its damage claims in this legal proceeding.

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

         Numerous attempts to settle this matter have not been successful. The Trust has reserved $600,000 in its combined financial statements for this claim. The reserved amount consists of the face amount of the contract of $425,000 and estimated costs of $175,000. The amount of the claim, $825,000, includes Newcourt's calculation of interest on the amount due at the default rate under the contract. The Trust believes that, due to the failure of attempted settlement negotiations, discovery will commence, and the matter will become more actively litigated. The Trust intends to defend vigorously against the claims brought against the parties that it has indemnified and to pursue their separate claims with respect to this matter.

Mountaineer Mall Claim

         The Trust was named as a defendant in a lawsuit filed in connection with a contractor's claim relative to the construction of a portion of the Mountaineer Mall, located in Morgantown, West Virginia. The construction of the mall commenced in 1993 and was completed in 1995. The mall was sold in July 1999. A trial on the merits of the lawsuit was held in 1997.

         In October 2002, the court issued findings of fact and conclusions of law providing that the claimant was entitled to recover from the Trust the principal amount of $266,076 in damages plus various interest amounts, which, when added to the principal amount, would result in an aggregate damage award of $494,382 against the Trust. The court's order provided, however, that the amount of the damage award was subject to offset by the amount of legal fees and expenses reasonably and necessarily incurred by the Trust in defending a certain mechanic's lien claim asserted by the plaintiff in the lawsuit. The court further directed that the plaintiff and the Trust negotiate in good faith as to the amount of such expense and that, if the parties were unable to agree as to the appropriate offset, the court would schedule an evidentiary hearing for the purpose of resolving the issue.

         In July 2003, the Trust and the plaintiff entered into a settlement agreement providing for the payment by the Trust of $350,000 to the plaintiff in full settlement of the claim.

Contingencies

VenTek

         The Company's subsidiary, VenTek International, Inc. ("VenTek"), a manufacturer of transit ticketing and parking equipment, continues to incur significant operating losses. The Trust has provided performance bond guarantees entered into with respect to two contracts of VenTek with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantees are expected to expire within the next eighteen months based on the commencement of contractual warranty and maintenance periods now in effect under both contracts. As of August 1, 2003, no amounts have been drawn against these guarantees. If VenTek is unable to perform in accordance with these contracts, the Trust may be responsible for payment under these guarantees. In connection with one of the contracts, VenTek settled a claim for liquidated damages for approximately $0.1 million during the six months ended June 30, 2003.

Park Plaza Mall

         Two department stores owned and operated by Dillard's Department Stores, Inc. ("Dillard's") are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with a subsidiary of the Trust that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed a notice of appeal of this ruling in the Supreme Court of Arkansas, with no decision expected before September 2003. In the event that a large-scale retail facility is built on this site, Dillard's may cease operating its stores at Park Plaza Mall. In the event Dillard's closes one or both of its stores at Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the rights of many of the tenants to terminate their leases or to pay less rent triggered by the closure of one or both of the anchor stores. The Park Plaza Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants could result in an event of default under this mortgage.

         Regardless of whether the proposed new mall is built at the site in question, under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at Park Plaza Mall beyond July 2003. Dillard's has been approached to extend the operating covenant at the Park Plaza Mall. To date, it has declined to do so, however, under the terms of the operating covenant, Dillard's is permitted to continue operations at Park Plaza Mall through 2031. If Dillard's does not maintain its presence as an anchor store at Park Plaza Mall, the Park Plaza Mall would experience a loss of revenue and likely an event of default under the mortgage, thereby causing the value of the Park Plaza Mall to be materially and adversely affected. In such circumstances, there would be an impairment of the value of the property and a loss could be recognized. There can be no assurance that Dillard's will maintain its presence as an anchor store at Park Plaza Mall.

Subsequent Event

         On August 1, 2003, VenTek sold substantially all the assets of its parking business to an unrelated third party for approximately $0.4 million. VenTek received approximately $0.1 million in cash, a note receivable for approximately $0.1 million and approximately $0.2 million in assumption of liabilities. The Trust does not expect to recognize any gain or loss on the transaction.

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

Business Segments

                                          Three Months Ended June 30,             Six Months Ended June 30,
                                          ---------------------------             -------------------------
                                           2003                2002                2003                2002
                                           ----                ----                ----                ----
Rents and Sales
     Shopping Centers                    $ 2,872             $ 2,963             $ 5,977             $ 5,890
     Office Buildings                        363                 347                 703                 684
     Ventek                                  718                 647               1,444               1,592
     Corporate                               100                  97                 100                 130
                                         -------             -------             -------             -------
                                           4,053               4,054               8,224               8,296
Less - Operating Expenses and
  Costs of Goods Sold
     Shopping Centers                      1,101                 992               2,069               2,069
     Office Buildings                        188                 168                 388                 361
     Ventek                                  879               1,116               1,966               2,489
     Corporate                                53                  27                  66                  27
                                         -------             -------             -------             -------
                                           2,221               2,303               4,489               4,946
Less - Real Estate Taxes
     Shopping Centers                        202                 217                 404                 416
     Office Buildings                         22                  24                  45                  45
                                         -------             -------             -------             -------
                                             224                 241                 449                 461
Net Operating Income (Loss)
     Shopping Centers                      1,569               1,754               3,504               3,405
     Office Buildings                        153                 155                 270                 278
     Ventek                                 (161)               (469)               (522)               (897)
     Corporate                                47                  70                  34                 103
                                         -------             -------             -------             -------
                                           1,608               1,510               3,286               2,889

                                            Three Months Ended June 30,     Six Months Ended June 30,
                                            ---------------------------     -------------------------
                                              2003            2002           2003            2002
                                              ----            ----           ----            ----
Less - Depreciation and Amortization        $   525         $   519         $ 1,060         $ 1,028

Less - Interest Expense                       1,099           1,202           2,371           2,405

Corporate Income (Expense)
  Interest and dividends                        251             436             510             897
  General and administrative                 (3,357)         (1,523)         (4,519)         (3,141)
                                             ------          ------          ------          ------
Net loss before Preferred Dividend          $(3,122)        $(1,298)        $(4,154)        $(2,788)
                                            =======         =======         =======         =======

Capital Expenditures
  Shopping Centers                          $    47         $    89         $    51         $    98
  Office Buildings                               42              14              74              64
  Ventek                                       --                 2               2               4
                                            -------         -------         -------         -------
                                            $    89         $   105         $   127         $   166
                                            =======         =======         =======         =======

                                        June 30,
                                        --------
                                2003                2002
                                ----                ----
Identifiable Assets
  Shopping Center            $ 57,485            $ 58,871
  Office Building               2,241               2,367
  Ventek                        1,672               3,330
  Corporate                    92,576             113,134
                             --------            --------
Total Assets                 $153,974            $177,702
                             ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2002 TRANSACTION

THE PROPOSED TRANSACTION

         On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P., ("Gotham Partners") a shareholder of the Trust that is controlled by affiliates of William A. Ackman, who was at the time Chairman of the Board of Trustees of the Trust, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, pursuant to which the Trust agreed to merge with and into Gotham Golf. On October 24, 2002, the parties adopted the last of three amendments to the merger agreement.

         The proposed transaction was approved by the Trust's common shareholders at a special meeting held on November 27, 2002.

         In November 2002, the plaintiff in the preferred shareholder litigation (see "Legal Proceedings") filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendants' motion to dismiss the complaint and granting plaintiff's motions for preliminary injunction and expedited discovery in connection with the proposed merger. Following a hearing to determine whether to grant further relief to plaintiff with respect to the proposed transaction, the court issued an order dated December 6, 2002, reaffirming its preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The court's order extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction. The Trust appealed the court's order barring the transaction in the Appellate Division of the New York Supreme Court. Oral argument on the appeal was heard by the Appellate Division on March 11, 2003. As of August 8, 2003, the Appellate Division had not issued a decision with respect to the appeal. There is no specific timetable for the Appellate Division to render its decision.

         On June 25, 2003 the Trust entered into a Settlement, Termination and Standstill Agreement (the "Agreement") with, among others, Gotham Partners. The Agreement provided for the termination of the merger agreement regarding the merger of the Trust with Gotham Golf, the purchase by the Trust of 5,841,233 common shares of the Trust owned by Gotham Partners and its affiliates for approximately $11.1 million and a termination payment to Gotham Partners of $2.4 million. The Agreement also provides that neither Gotham Partners nor any affiliate will enter into or agree to enter into any form of business combination, acquisition or other transaction involving the Trust or any majority-owned affiliate for a period of five years from the date of the Agreement.

OTHER MATTERS

         The Trust could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs. The Trust's property insurance was renewed in November 2002. The rates increased 73% upon renewal. The Trust's Directors' and Officers' insurance was renewed in June 2003. The rates increased in excess of 100% upon renewal.

         The Trust authorized a share repurchase plan in July 2003. The plan allows for the Trust to purchase up to $10.0 million of its common and preferred shares in the market or private transactions.

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

SHAREHOLDER LITIGATION

         Three separate lawsuits have been filed with respect to the proposed transactions between the Trust and Gotham Partners relative to the Merger Agreement of February 13, 2002, which Merger Agreement was terminated effective June 25, 2003. (See "Part II, Item 1. Legal Proceedings").

PARK PLAZA MALL

         Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with a subsidiary of the Trust that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed a notice of appeal of this ruling in the Supreme Court of Arkansas, with no decision expected before September 2003. In the event that a large-scale retail facility is built on this site, Dillard's may cease operating its stores at Park Plaza Mall. In the event Dillard's closes one or both of its stores at Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the rights of many of the tenants to terminate their leases or to pay less rent triggered by the closure of one or both of the anchor stores. The Park Plaza Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants could result in an event of default under this mortgage.

         Regardless of whether the proposed new mall is built at the site in question, under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at Park Plaza Mall beyond July 2003. Dillard's has been approached to extend the operating covenant at the Park Plaza Mall. To date, it has declined to do so, however, under the terms of the operating covenant, Dillard's is permitted to continue operations at Park Plaza Mall through 2031. If Dillard's does not maintain its presence as an anchor store at Park Plaza Mall, the Park Plaza Mall would experience a loss of revenue and likely an event of default under the mortgage, thereby causing the value of the Park Plaza Mall to be materially and adversely affected. In such circumstances, there would be an impairment of the value of the property and a loss could be recognized. There can be no assurance that Dillard's will maintain its presence as an anchor store at Park Plaza Mall.

         With respect to capital improvements, the Trust has completed the repair of Park Plaza Mall's roof at a cost of approximately $0.6 million during the first quarter of 2003.

VENTEK

         The Company's subsidiary, VenTek, a manufacturer of transit ticketing and parking equipment, continues to incur significant operating losses. The Trust has provided performance bond guarantees entered into with respect to two contracts of VenTek with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantees are expected to expire within the next eighteen months based on the commencement of contractual warranty and maintenance periods now in effect under both contracts. As of August 1, 2003, no amounts have been drawn against these guarantees. If VenTek is unable to perform in accordance with these contracts, the Trust may be responsible for payment under these guarantees. In connection with one of the contracts, VenTek settled a claim for liquidated damages for approximately $0.1 million during the six months ended June 30, 2003.

         In August 2003, VenTek sold substantially all the assets of its parking business to an unrelated third party for approximately $0.4 million. VenTek received approximately $0.1 million in cash, a note receivable for approximately $0.1 million and approximately $0.2 million in assumption of liabilities. The Trust does not expect to recognize any gain or loss on the transaction. The sale of the parking business is not expected to have a significant impact on operations or cash flows of the Trust.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         Unrestricted and restricted cash and cash equivalents increased by approximately $1.0 million (to $6.8 million from $5.8 million) when comparing the balance at June 30, 2003 to the balance at December 31, 2002.

         The Trust's net cash provided by investing activities of $16.9 million was substantially offset by net cash used for operating activities of $3.6 million and net cash used for financing activities of $12.3 million. Cash used for financing activities included $11.1 million for the repurchase of shares of beneficial interest from Gotham Partners and affiliates, $1.0 million in cash dividends to preferred shareholders and $0.2 million of mortgage amortization. Cash provided by investing activities consisted of the excess of maturities over purchases of U.S. Treasury Bills of $17.0 million. Cash used for investing activities consisted of $0.1 million of improvements to properties.

         The Trust declared a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders (the "Preferred Shareholders") in the second quarter of 2003. The dividend was paid July 31, 2003 to shareholders of record at the close of business on June 30, 2003. In addition, the Trust paid a dividend of $0.5 million ($0.525 per share) to the Preferred Shareholders in the first quarter. No cash dividend for the first or second quarters was declared with respect to the Common Shares.

         At June 30, 2003, the Trust owned $87.0 million in face value of U.S. Treasury Bills. The U.S. Treasury Bills are of maturities of less than 90 days and classified as held to maturity. The average yields for the six months ended June 30, 2003 and 2002 were 1.13% and 1.68%, respectively.

         A summary of the Trust's borrowings and repayment timing is as follows (in millions):

                                                            Payments Due by Period
                                                            ----------------------
                                                       Less than          1-3               4-5              After 5
Contractual Obligations                Total           1 Year             Years             Years            Years
----------------------------------------------------------------------------------------------------------------------
Mortgage loan payable                $   41.6          $     0.3          $    0.8          $   0.9          $   39.6
Senior notes                             12.5               12.5                --               --                --
                                     --------------------------------------------------------------------------------
    Total                            $   54.1          $    12.8          $    0.8          $   0.9          $   39.6
                                     ================================================================================

         The only lease with respect to which the Trust has an obligation for payment of rent for is for VenTek, which is month to month. The senior notes are due on October 1, 2003.

RESULTS OF OPERATIONS

         Net loss applicable to shares of beneficial interest for the six months ended June 30, 2003 was $5.2 million as compared to a net loss of $3.8 million for the six months ended June 30, 2002.

         Net loss applicable to shares of beneficial interest for the three months ended June 30, 2003 was $3.6 million as compared to a net loss of $1.8 million in the comparable period in 2002.

         Interest income decreased by $0.2 million and $0.4 million during the three and six months ended June 30, 2003, as compared to the comparable periods in 2002. The decrease is a result of lower amounts invested and lower interest rates between the periods.

         Property net operating income, which is rent less property operating expenses and real estate taxes, remained constant for the six months ended June 30, 2003 at $3.8 million. There was an increase in revenues of $0.1 million and an increase in operating expenses of $0.1 million. Revenues increased by $0.1 million for the six months ended June 30, 2003, primarily due to a lease termination fee received of $0.1 million at Park Plaza. A decrease in occupancy at Park Plaza was partially offset by an increase in rental rates when comparing the six months ended June 30, 2003 to June 30, 2002. Occupancy and rental rates both increased at Circle Tower when comparing the periods. Included in operating expenses are $0.2 million in 2002 of costs incurred in connection with the matters described above in the Park Plaza Mall section.

         Property net operating income decreased for the three months ended June 30, 2003 to $1.8 million from $2.0 million in 2002. The decrease was attributed to a decrease in revenues of approximately $0.1 million and an increase in operating expenses of approximately $0.2 million. The decrease of $0.1 million in revenues was primarily due to a decrease in occupancy at Park Plaza.

         Depreciation and amortization, and interest expense remained relatively constant for the three and six months ended June 30, 2003 when compared to the comparable period in 2002.

         General and administrative expenses increased by approximately $1.4 million when comparing the six months ended June 30, 2003 to the comparable period in 2002. The increase was due to a $2.4 million termination fee paid to Gotham Partners to terminate the Gotham Proposal. The termination fee was partially offset by a decrease in legal fees and professional fees. Included in general and administrative expenses for the six months ended June 30, 2003 and 2002 are approximately $2.8 million and $1.5 million, respectively, of the Trust's transaction costs related to the Gotham proposal. During the six months ended June 30, 2003 and 2002, $0.3 million of costs related to the preferred shareholder lawsuit were included in general and administrative expense. Also included in general and administrative expenses are $0.3 million and $0.4 million in 2003 and 2002, respectively, to a firm providing management services to VenTek. Otherwise, general and administrative expenses remained relatively constant when comparing the six months ended June 30, 2003 to the comparable period in 2002. The Trust cannot predict what the professional fees may be in 2003 due to the ongoing litigation.

         General and administrative expenses increased by $1.8 million when comparing the three months ended June 30, 2003 to the comparable period in 2002. The increase was due to a $2.4 million termination fee paid to Gotham Partners to terminate the Gotham Proposal. The Gotham termination fee was partially offset by a decrease in legal fees and professional fees. Included in general and administrative expenses for the three months ended June 30, 2003 and 2002 are $2.6 million and $0.6 million of transaction costs related to the Gotham Proposal. Also included in general and administrative expenses are $0.1 million and $0.2 million for the three months ended June 30, 2003 and 2002, respectively, to a firm providing management services to VenTek. Also included in general and administrative expenses for the 2002 period is a $0.2 million tax refund.

         The Company's manufacturing facility, VenTek, incurred a net loss of $0.7 million for the six months ended June 30, 2003, as compared to a net loss of approximately $1.0 million for the six months ended June 30, 2002. Revenue decreased for the six months ended June 30, 2003 to $1.4 million from $1.6 million in 2002 and cost of goods sold decreased to $2.0 million from $2.5 million for the same period. For the three months ended June 30, 2003, VenTek incurred a net loss of $0.2 million as compared to a net loss of $0.5 million for the three months ended June 30, 2002. Revenues remained relatively constant for the three months ended June 30, 2003 and 2002 and costs of goods sold decreased to $0.9 million from $1.1 million for the same period. The decrease in both revenues and cost of goods sold is due to the winding down of current contracts and having nominal new business. There was no backlog for VenTek at June 30, 2003. Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek's backlog is subject to fluctuations and is not necessarily indicative of future sales. A failure to replace backlog has resulted in and will continue to result in lower revenues.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Interest Rate Risk

         All of the Trust's loans outstanding at June 30, 2003 have fixed interest rates. The Trust's investments in U.S. Treasury Bills mature in less than 90 days and therefore are not subject to significant interest rate risk.

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

On November 1, 2002, the Trust issued a press release announcing that a special shareholders meeting was to be held November 25, 2002, for the purpose of shareholder approval of the Merger Agreement. Shortly thereafter, the plaintiff preferred shareholder in Kimeldorf with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendants' motion to dismiss the complaint and granting plaintiff's motions for preliminary injunction and expedited discovery in connection with the proposed merger. The special meeting of shareholders was convened as scheduled on November 25, with the vote on the proposed merger transaction tabled and the meeting adjourned until November 27, at which time the vote was held and the Trust's common shareholders approved the proposed transaction by the requisite majority vote.

Following a hearing to determine whether to grant further relief to plaintiff with respect to the proposed transaction, the court issued an order dated December 6, 2002, reaffirming its preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The court's order extended indefinitely the preliminary injunction previously granted with respect to the proposed merger transaction. The Trust appealed the court's order barring the transaction in the Appellate Division of the New York Supreme Court. Oral argument on the appeal was heard by the Appellate Division on March 11, 2003. As of August 8, 2003, the Appellate Division had not issued a decision with respect to the appeal. There is no specific timetable for the Appellate Division to render its decision.

In November 2002, First Carolina Investors, Inc. ("First Carolina") a holder of preferred shares, filed a separate lawsuit in New York Supreme Court for New York County, naming the same defendants as in the Kimeldorf case. In December 2002, plaintiffs Kimeldorf and First Carolina filed a consolidated amended complaint, styled Kimeldorf et al. v. First Union, et al, alleging, among others, breach of contract; aiding and abetting breach of contract; tortious interference with the contract; breach of fiduciary duties; aiding and abetting of breach of fiduciary duties; and unconscionability against the defendants. This consolidated amended complaint essentially consolidated the separate First Carolina complaint, filed in November 2002 with the complaint of Mr. Kimeldorf filed in April 2002.

On April 30, 2003, the trial court granted the plaintiff's motion to certify the litigation as a class action.

On June 25, 2003 the Trust entered into a Settlement, Termination and Standstill Agreement (the "Agreement") with, among others, Gotham Partners. The Agreement provided for the termination of the merger agreement regarding the merger of the Trust with Gotham Golf, the purchase by the Trust of 5,841,233 common shares of the Trust owned by Gotham Partners and its affiliates for approximately $11.1 million and a termination payment to Gotham Partners of $2.4 million. The Agreement also provides that neither Gotham Partners nor any affiliate will enter into or agree to enter into any form of business combination, acquisition or other transaction involving the Trust or any majority-owned affiliate for a period of five years from the date of the Agreement.

In July 2003, Kimeldorf and First Carolina each filed separate motions with the trial court seeking to hold the defendants in contempt as a result of the execution and performance of the Termination Agreement. The plaintiffs contend that these actions violated the trial court's injunction against the consummation of the merger between the Trust and Gotham Golf. Defendants filed a brief in opposition to the motions. The trial court heard oral argument on July 29, 2003 and has taken the motions under advisement.

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

On or about February 14, 2003, the parties to this lawsuit stipulated that the defendants need not answer or otherwise respond to the complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time. The Trust believes that the purpose of the stipulation was to delay court proceedings in this lawsuit until the outcome of the appeal of the injunction entered in the Kimeldorf case is decided by the Appellate Division

On or about July 3, 2003, the Plaintiff filed an amended complaint which seeks additional relief based upon the termination agreement, including a request that the defendants be required to return to the Trust the termination fee paid to Gotham as well as the consideration paid for Gotham's shares in the Trust. As with the original complaint, the parties have stipulated that the defendants need not answer or otherwise respond to the amended complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time.

The Trust regards the lawsuit as without merit and plans to vigorously defend against the allegations.

K-A & COMPANY, LTD. V. FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS, ET AL., UNITED STATES DISTRICT COURT, NORTHERN DISTRICT OF OHIO, EASTERN DIVISION (CASE NO. 1:03 CV 0460)

On or about February 12, 2003, a complaint was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by a purported holder of the Trust's common shares, on behalf of itself and the Trust common shareholders as a class. Named as defendants in the lawsuit are the Trust, Gotham, William Ackman and four of the current Trustees of the Trust. The allegations made and the relief requested in the K-A suit are substantially identical to those of the Fink suit referenced above. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and certification that the plaintiff, K-A & Company, LTD., is the representative of the class. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. This lawsuit was removed by notice filed by defendants to the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV 0460).

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

On April 10, 2003, the plaintiff filed a motion for a preliminary injunction seeking an order preventing the defendants from consummation of the merger. The defendants have filed a motion requesting the court to stay consideration of the plaintiff's motion pending a decision on the appeal of the preliminary injunction entered by the New York Supreme Court for New York County in Kimeldorf v. First Union, described above. Thereafter, the parties entered into an agreed stay of plaintiff's motion, which requires that the defendants timely notify the plaintiff and the court of any decision of the appeal of the preliminary injunction entered in the Kimeldorf case.

As with the Fink lawsuit, the Trust regards the lawsuit as without merit and plans to vigorously defend against the allegations.

OTHER LITIGATION

PEACH TREE MALL LITIGATION

The Trust, as one Plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the inverse condemnation suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court, which remanded the case to the trial court for further proceedings. After the remand to the trial court, the Trust and the other plaintiffs determined to pursue a retrial before the court. The retrial of the litigation commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally held in favor of the State of California. In February 2002, the Plaintiffs in the case filed a notice of appeal of the ruling of the trial court in the California Court of Appeals. The appellate briefing was completed in May 2003. The Trust is unable to predict at this time whether or not it will recover any amount of its damage claims in this legal proceeding.

INDEMNITY TO IMPERIAL PARKING CORPORATION

In 1999, Newcourt Financial Ltd. ("Newcourt") brought a claim in Ontario against an affiliate of the Trust and Imperial Parking Limited alleging a breach of a contract between the Trust affiliate and Newcourt's predecessor-in-interest, Oracle Credit Corporation and Oracle Corporation Canada, Inc. The Trust affiliate and Imperial Parking Limited brought a separate action in British Columbia against Newcourt, Oracle Credit Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's board of trustees and the Imperial Parking Limited board of directors. In March 2000, in connection with the spinoff of Imperial Parking Corporation (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust granted a full indemnity to Imperial Parking Corporation in respect of all damages arising from the outstanding actions.

Numerous attempts to settle this matter have not been successful. The Trust has reserved $600,000 in its combined financial statements for this claim. The reserved amount consists of the face amount of the contract of $425,000 and estimated costs of $175,000. The amount of the claim, $825,000, includes Newcourt's calculation of interest on the amount due at the default rate under the contract. The Trust believes that, due to the failure of attempted settlement negotiations, discovery will commence, and the matter will become more actively litigated. The Trust intends to defend vigorously against the claims brought against the parties that it has indemnified and to pursue their separate claims with respect to this matter.

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

In July 2003, the Trust and the plaintiff entered into a settlement agreement providing for the payment by the Trust of $350,000 to the plaintiff in full settlement of the claim.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  31                       Certification Pursuant to Section 302
                                               of the Sarbanes-Oxley Act of 2002

                  32                       Certification Pursuant to Section 906
                                               of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8K:

                  June 27, 2003

                         Item 5            -   On June 27, 2003, the Trust
                                               announced that it and Gotham
                                               Partners entered into an
                                               agreement terminating the
                                               proposal merger.

                         Item 7            -   Exhibits

                                               99.1   Press release dated June
                                                      27, 2003, issued by the
                                                      Trust.

                                               99.2   Settlement, Termination
                                                      and Standstill Agreement,
                                                      dated as of June 25, 2003.

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

                                           First Union Real Estate Equity and
                                                  Mortgage Investments
                                        ----------------------------------------
                                                         (Trust)






Date: August 14, 2003                   By: /s/ Neil H. Koenig
                                            ------------------------------------
                                            Neil H. Koenig
                                            Interim Chief Executive Officer and
                                            Interim Chief Financial Officer