Form 10-Q
period 2003-09-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2003-11-14
CIK 37008

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

For the quarterly period ended September 30, 2003 Commission File Number 1-6249

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

                         Yes [X]         No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                         Yes [ ]         No [X]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        26,058,913 Common Shares of Beneficial Interest outstanding as of
                                November 1, 2003
--------------------------------------------------------------------------------

================================================================================

               Total number of pages contained in this report: 29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Balance Sheets

                                                                                  September 30,
                                                                                      2003       December 31,
          (In thousands, except share data)                                        (Unaudited)      2002
                                                                                    ---------     ---------
ASSETS
Investments in real estate, at cost
  Land                                                                              $   6,086     $   6,086
  Buildings and improvements                                                           65,494        64,867
                                                                                    ---------     ---------
                                                                                       71,580        70,953
  Less - Accumulated depreciation                                                     (13,584)      (12,057)
                                                                                    ---------     ---------
    Investments in real estate, net                                                    57,996        58,896

Other assets
  Cash and cash equivalents - unrestricted                                             16,328         3,897
                            - restricted                                                1,862         1,968
  Accounts receivable and prepayments, net of allowances
      of $263 and $601, respectively                                                    1,344         1,625
  Investments                                                                          68,937       103,974
  Inventory, net of reserve                                                               371         1,033
  Unamortized debt issue costs, net                                                       223           278
  Other                                                                                   143           154
                                                                                    ---------     ---------
    Total assets                                                                    $ 147,204     $ 171,825
                                                                                    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage loan                                                                     $  41,533     $  41,781
  Note payable                                                                             68            80
  Senior notes                                                                         12,538        12,538
  Accounts payable and accrued liabilities                                              6,908         8,332
  Dividends payable                                                                       516           516
  Deferred items                                                                          386           471
                                                                                    ---------     ---------
    Total liabilities                                                                  61,949        63,718
                                                                                    ---------     ---------

Shareholders' equity
  Convertible preferred shares of beneficial interest, $25 per share liquidation preference, 2,300,000 shares authorized, 983,082 shares outstanding at
    September 30, 2003 and December 31, 2002                                           23,131        23,131
  Shares of beneficial interest, $1 par, unlimited authorized,
    26,058,913 and 34,814,361 outstanding at September 30, 2003
    and December 31, 2002                                                              26,059        34,814
  Additional paid-in capital                                                          199,968       207,634
  Accumulated distributions in excess of net income                                  (163,903)     (157,472)
                                                                                    ---------     ---------
    Total shareholders' equity                                                         85,255       108,107
                                                                                    ---------     ---------
Total liabilities and shareholders' equity                                          $ 147,204     $ 171,825
                                                                                    =========     =========

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Operations

                                                         Three Months Ended         Nine Months Ended
   Unaudited (In thousands, except per share data)          September 30,              September 30,
                                                        ---------------------     ---------------------
                                                          2003         2002         2003         2002
                                                        --------     --------     --------     --------
Revenues
     Rents                                              $  3,476     $  3,309     $ 10,256     $ 10,013
     Sales                                                   372          602        1,816        2,194
     Interest                                                172          421          682        1,318
     Other income                                              -          475            -          475
                                                        --------     --------     --------     --------
                                                           4,020        4,807       12,754       14,000
                                                        --------     --------     --------     --------

Expenses
     Property operating                                    1,239        1,489        3,762        3,946
     Cost of goods sold                                      788        1,049        2,754        3,538
     Real estate taxes                                       225          213          674          674
     Depreciation and amortization                           552          512        1,612        1,540
     Interest                                              1,237        1,480        3,608        3,885
     General and administrative                              762        1,079        5,281        4,220
                                                        --------     --------     --------     --------
                                                           4,803        5,822       17,691       17,803
                                                        --------     --------     --------     --------

Loss before gain on sale                                    (783)      (1,015)      (4,937)      (3,803)
     Gain on sale                                             54            -           54            -
                                                        --------     --------     --------     --------
Net loss                                                    (729)      (1,015)      (4,883)      (3,803)
     Preferred dividend                                     (516)        (517)      (1,548)      (1,551)
                                                        --------     --------     --------     --------
Net loss applicable to shares of beneficial interest    $ (1,245)    $ (1,532)    $ (6,431)    $ (5,354)
                                                        ========     ========     ========     ========

Per share data

Basic:
Net loss applicable to shares of beneficial interest    $  (0.04)    $  (0.04)    $  (0.20)    $  (0.15)
                                                        ========     ========     ========     ========

Diluted:
Net loss applicable to shares of beneficial interest    $  (0.04)    $  (0.04)    $  (0.20)    $  (0.15)
                                                        ========     ========     ========     ========

Basic weighted average shares                             28,141       34,806       32,474       34,806
                                                        ========     ========     ========     ========
Diluted weighted average shares                           28,141       34,806       32,474       34,806
                                                        ========     ========     ========     ========

                   See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS

Combined Statements of Cash Flows

                                                                                           Nine Months
               Unaudited (In thousands)                                                Ended September 30,
                                                                                   ---------------------------
                                                                                      2003            2002
                                                                                   -----------     -----------
Cash used for operating activities
  Net loss                                                                         $    (4,883)    $    (3,803)
  Adjustments to reconcile net loss to net cash used
    in operating activities
      Depreciation and amortization                                                      1,612           1,540
      Gain on sale of VenTek parking business                                              (54)              -
      Decrease in deferred items                                                           (85)           (338)
      Net changes in other operating assets and liabilities                               (487)            126
                                                                                   -----------     -----------
        Net cash used in operating activities                                           (3,897)         (2,475)
                                                                                   -----------     -----------

Cash provided by investing activities
  Purchase of investments                                                           (1,134,273)     (1,146,175)
  Proceeds from maturity of investments                                              1,169,310       1,159,202
  Net proceeds from sale of VenTek parking business                                         60               -
  Investments in building and tenant improvements                                         (646)           (482)
                                                                                   -----------     -----------
        Net cash provided by investing activities                                       34,451          12,545
                                                                                   -----------     -----------

Cash used in financing activities
  Decrease in note payable                                                                 (12)            (12)
  Repayment of mortgage loan - principal payments                                         (248)           (228)
  Repurchase of shares of beneficial interest                                          (16,421)              -
  Dividends paid on shares of beneficial interest                                            -          (6,962)
  Dividends paid on preferred shares of beneficial interest                             (1,548)         (1,551)
                                                                                   -----------     -----------
        Net cash used in financing activities                                          (18,229)         (8,753)
                                                                                   -----------     -----------
Increase in cash and cash equivalents                                                   12,325           1,317
Cash and cash equivalents at beginning of period                                         5,865           4,724
                                                                                   -----------     -----------
Cash and cash equivalents at end of period                                         $    18,190     $     6,041
                                                                                   ===========     ===========
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                                   $     3,329     $     4,163
                                                                                   ===========     ===========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Dividends accrued on preferred shares of beneficial interest                    $       516     $       517
                                                                                   ===========     ===========
   Loan receivable in connection with the sale of VenTek parking business          $       133     $         -
                                                                                   ===========     ===========
   Transfer of inventory in connection with the sale of VenTek parking business    $       158     $         -
                                                                                   ===========     ===========
   Net transfer of receivables and payables in connection with the sale of
      VenTek parking business                                                      $        19     $         -
                                                                                   ===========     ===========

                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                          FORM 10-Q SEPTEMBER 30, 2003
                     NOTES TO COMBINED FINANCIAL STATEMENTS

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Trust will need to apply its provisions to any existing variable interests in variable interest entities no later than the first reporting period beginning after December 15, 2003. The Trust does not anticipate that this Interpretation will have any effect on the combined financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Trust's combined financial statements.

Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                        ---------------------     ---------------------
                                                          2003         2002         2003         2002
                                                        --------     --------     --------     --------
Basic
Net loss                                                $   (729)    $ (1,015)    $ (4,883)    $ (3,803)
Preferred dividend                                          (516)        (517)      (1,548)      (1,551)
                                                        --------     --------     --------     --------

Net loss applicable to shares of beneficial interest    $ (1,245)    $ (1,532)    $ (6,431)      (5,354)
                                                        ========     ========     ========     ========

Basic weighted average shares                             28,141       34,806       32,474       34,806
                                                        ========     ========     ========     ========

Net loss per share                                      $  (0.04)    $  (0.04)    $  (0.20)    $  (0.15)
                                                        ========     ========     ========     ========

Diluted
Net loss                                                $   (729)    $ (1,015)    $ (4,883)    $ (3,803)
Preferred dividend                                          (516)        (517)      (1,548)      (1,551)
                                                        --------     --------     --------     --------

Net loss applicable to shares of beneficial interest    $ (1,245)    $ (1,532)    $ (6,431)    $ (5,354)
                                                        ========     ========     ========     ========

Basic weighted average shares                             28,141       34,806       32,474       34,806
Convertible preferred shares                                   -            -            -            -
                                                        --------     --------     --------     --------

Diluted weighted average shares                           28,141       34,806       32,474       34,806
                                                        ========     ========     ========     ========

Net loss per share                                      $  (0.04)    $  (0.04)    $  (0.20)    $  (0.15)
                                                        ========     ========     ========     ========

The preferred shares are not included in the diluted earnings per share calculation for the three and nine months ended September 30, 2003 and 2002, because they are anti-dilutive.

Share Options

         The Trust accounts for stock option awards in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Consequently, compensation cost has not been recognized for the share option plans except for the options granted in 1999 which had an exercise price that was less than the grant date per share market price. Had the Trust applied the expense recognition provisions of SFAS No. 123, there would have been no impact on the results of operations for the periods ended September 30, 2003 and 2002.

Dividends

         The Trust declared a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders in both the first, second and third quarters of 2003. The first quarter dividends were paid April 30, 2003 to shareholders of record at the close of business on March 31, 2003. The second quarter dividends were paid July 31, 2003 to shareholders of record at the close of business on June 30, 2003. The third quarter dividends were paid October 31, 2003 to shareholders of record at the close of business on September 30, 2003.

Termination of Proposed Transaction

         On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P. ("Gotham Partners"), a shareholder of the Trust that is controlled by affiliates of William A. Ackman, who was at the time Chairman of the Board of Trustees of the Trust, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, pursuant to which the Trust agreed to merge with and into Gotham Golf. The parties subsequently adopted Amendment No. 1 to the merger agreement on April 24, 2002, Amendment No. 2 to the merger agreement on September 24, 2002 and Amendment No. 3 to the merger agreement on October 24, 2002.

         The proposed transaction was approved by the Trust's common shareholders at a special meeting held on November 27, 2002.

         In November 2002, the plaintiff in the preferred shareholder litigation (see "Legal Proceedings") filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendants' motion to dismiss the complaint and granting plaintiff's motions for preliminary injunction and expedited discovery in connection with the proposed merger. Following hearings with respect to the plaintiff's motions, the court issued an order in December 2002 granting a preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The Trust appealed the court's order barring the transaction in the Appellate Division of the New York Supreme Court. Oral argument on the appeal was heard by the Appellate Division on March 11, 2003.

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

         On September 4, 2003, the Appellate Division, First Department of the New York Supreme Court, issued its ruling on the appeal by the Trust and the other defendants of the trial court's order barring the merger transaction. The five-member Appellate Division panel unanimously found that the legal standard for the granting of the injunction had not been satisfied and, accordingly, the order of the trial court granting the injunction was reversed and the injunction vacated. Plaintiff preferred shareholders have not sought to appeal from this decision. As the transaction had already been terminated prior to the issuance of the opinion, the opinion had no effect on the terminated transaction.

         The Trust is pursuing the goal of obtaining dismissal with prejudice by order of the court or, in the alternative, to settle by dismissal with prejudice for outside of court and, thus, terminate the proceedings. To that end, the Trust has filed a motion for summary judgment in the Kimeldorf case.

         The Board of Trustees has continued to operate the Trust as an ongoing enterprise since the termination of the merger transaction with a focus on reducing operating expenses whenever possible. The Board of Trustees continues to examine other suitable operating and investment alternatives with respect to the Trust.

Share Repurchase

         The Trust authorized a share repurchase plan in July 2003. The plan allows for the Trust to purchase up to $10.0 million of its common and preferred shares in the market or through private transactions. Through November 14, 2003, the Trust repurchased 2,914,215 common shares for $5,323,348.

Legal Proceedings

Preferred Shareholder Lawsuit

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

         In November 2002, First Carolina Investors, Inc. ("First Carolina") a holder of preferred shares, filed a separate lawsuit in New York Supreme Court for New York County, naming the same defendants as in the Kimeldorf case. In December 2002, plaintiffs Kimeldorf and First Carolina filed a consolidated amended complaint, styled Kimeldorf et al. v. First Union, et al, alleging, among others, breach of contract; aiding and abetting breach of contract; tortious interference with the contract; breach of fiduciary duties; aiding and abetting of breach of fiduciary duties; and unconscionability against the defendants. This consolidated amended complaint essentially consolidated the separate First Carolina complaint, filed in November 2002, with the complaint of Mr. Kimeldorf, filed in April 2002.

         On April 30, 2003, the trial court granted the plaintiff's motion to certify the litigation as a class action. However, plaintiff never submitted an order identifying the certified class, and the court has issued an order nullifying the grant of class certification.

         In July 2003, plaintiffs Kimeldorf and First Carolina each filed separate motions with the trial court seeking to hold the defendants in contempt as a result of the execution and performance of the Termination Agreement (see "Termination of Proposed Transaction", above). The plaintiffs contend that these actions violated the trial court's injunction against the consummation of the merger between the Trust and Gotham Golf. Defendants filed a brief in opposition to the motions. The trial court heard oral argument with respect to these motions in July 2003 and has taken them under advisement.

         In September 2003, the Appellate Division, First Department of the New York Supreme Court vacated the preliminary injunction, the violation of which was the subject of plaintiff's motions for contempt. Although not dispositive of the matter, the Trust believes but cannot assure that there is a reasonable likelihood that the plaintiff preferred shareholders will not prevail on motions seeking the trial court to hold the Trust and the other defendants in contempt of a vacated preliminary injunction.

         The Trust is pursuing the goal of obtaining dismissal with prejudice by order of the court or, in the alternative, to settle by dismissal with prejudice outside of court and, thus, terminate the proceedings. To that end, the Trust has filed a motion for summary judgment in the Kimeldorf case.

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

         On or about July 3, 2003, the Plaintiff filed an amended complaint which seeks additional relief based upon the termination agreement, including a request that the defendants be required to return to the Trust the termination fee paid to Gotham Partners as well as the consideration paid for Gotham Partners' shares in the Trust. As with the original complaint, the parties have stipulated that the defendants need not answer or otherwise respond to the amended complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time.

         Following the decision of the Appellate Division, First Department of the New York Supreme Court in the Kimeldorf case, counsel for the Trust and the other defendants have requested that the plaintiff voluntarily dismiss its suit with prejudice. If the plaintiff common shareholder does not voluntarily dismiss the Fink case with prejudice, the Trust and the other defendants intend to file a motion with the trial court to dismiss the case.

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

         On April 10, 2003, the plaintiff filed a motion for a preliminary injunction seeking an order preventing the defendants from consummation of the merger. The defendants filed a motion requesting the court to stay consideration of the plaintiff's motion pending a decision on the appeal of the preliminary injunction entered by the New York Supreme Court for New York County in Kimeldorf, described above.

         Following the issuance of the Appellate Division, First Department of the New York Supreme Court of its reversal of the order granting the injunction, and the vacating of the injunction, granted in the Kimeldorf case, the plaintiffs in the K-A & Company, LTD. case have voluntarily dismissed their complaint with prejudice; accordingly, that case has been disposed of.

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

         In July 2003, the Trust and the plaintiff entered into a settlement agreement and paid $350,000 to the plaintiff in full settlement of the claim.

Contingencies

VenTek

         The Company's subsidiary, VenTek International, Inc. ("VenTek"), a manufacturer of transit ticketing equipment, continues to incur significant operating losses. The Trust has provided performance bond guarantees entered into with respect to two contracts of VenTek with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantees are expected to expire within the next fifteen months based on the commencement of contractual warranty and maintenance periods now in effect under both contracts. As of November 1, 2003, no amounts have been drawn against these guarantees. If VenTek is unable to perform in accordance with these contracts, the Trust may be responsible for payment under these guarantees. In connection with one of the contracts, VenTek settled a claim for liquidated damages for approximately $0.1 million during the nine months ended September 30, 2003. During the third quarter, VenTek entered into a new contract for $2.2 million with one of the transit authorities to manufacture additional ticket vending machines. In connection with the contract, the Trust provided cash collateral equal to 50 percent of the contract value to secure a Letter of Credit required by the bonding company.

Park Plaza Mall

         Two department stores owned and operated by Dillard's Department Stores, Inc. ("Dillard's") are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with a subsidiary of the Trust that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed a notice of appeal of this ruling in the Supreme Court of Arkansas. A hearing of the appeal was held on October 30, 2003, with no decision expected before December 2003. In the event that a large-scale retail facility is built on this site, Dillard's may cease operating its stores at Park Plaza Mall. In the event Dillard's closes one or both of its stores at Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the rights of many of the tenants to terminate their leases or to pay less rent triggered by the closure of one or both of the anchor stores. The Park Plaza Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants could result in an event of default under this mortgage.

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

Other Contingency

         Revenue Canada has commenced a tax audit of the Trust's March 2000 spin off of Imperial Parking Corp. of Canada (IPK, Amex). The Trust cannot determine at this time what effect, if any, the tax audit will have on the financial position or results of operations of the Trust. The Trust does not anticipate that the liability, if any, would exceed $0.7 million.

Sale of VenTek Parking Business

         On August 1, 2003, VenTek sold substantially all the assets of its parking ticketing equipment business to an unrelated third party for approximately $0.4 million. VenTek received approximately $0.1 million in cash, a note receivable for approximately $0.1 million and transferred approximately $0.2 million in liabilities. The Trust recognized a gain of $54,000.

Business Segments

         The Trust's and Company's business segments include ownership of a shopping center, an office building, and a parking and transit ticket equipment manufacturing company. Management evaluates performance based upon net operating income. With respect to property assets, net operating income is property rent less property operating expense, and real estate taxes. With respect to VenTek, a manufacturer of transit and parking ticketing equipment, net operating income is sales revenue less cost of goods sold. Corporate assets consist primarily of cash and cash equivalents, investments and deferred issue costs for senior notes. The parking ticket equipment business was sold on August 1, 2003. All intercompany transactions between segments have been eliminated (see table of business segments).

Business Segments (in thousands)

                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                       --------------------------------    -------------------------------
                                         2003                    2002        2003                   2002
                                       --------                --------    --------               --------
Rents and Sales
       Shopping Centers                $  3,097                $  2,934    $  9,074               $  8,824
       Office Buildings                     367                     342       1,070                  1,026
       VenTek                               372                     602       1,816                  2,194
       Corporate                             12                      33         112                    163
                                       --------                --------    --------               --------
                                          3,848                   3,911      12,072                 12,207

Less - Operating Expenses and
  Costs of Goods Sold
       Shopping Centers                   1,065                   1,163       3,134                  3,232
       Office Buildings                     174                     185         562                    546
       VenTek                               788                   1,049       2,754                  3,538
       Corporate                              -                     141          66                    168
                                       --------                --------    --------               --------
                                          2,027                   2,538       6,516                  7,484

Less - Real Estate Taxes
       Shopping Centers                     203                     203         607                    619
       Office Buildings                      22                      22          67                     67
       Corporate                              -                     (12)          -                    (12)
                                       --------                --------    --------               --------
                                            225                     213         674                    674

Net Operating Income (Loss)
       Shopping Centers                   1,829                   1,568       5,333                  4,973
       Office Buildings                     171                     135         441                    413
       VenTek                              (416)                   (447)       (938)                (1,344)
       Corporate                             12                     (96)         46                      7
                                       --------                --------    --------               --------
                                          1,596                   1,160       4,882                  4,049

Less - Depreciation and Amortization        552                     512       1,612                  1,540

Less - Interest Expense                   1,237                   1,480       3,608                  3,885

Corporate Income (Expense)
       Interest                             172                     421         682                  1,318
       Other income (VenTek)                  -                     475           -                    475
       General and administrative          (762)                 (1,079)     (5,281)                (4,220)
                                       --------                --------    --------               --------

Net Loss before Gain on Sale and
  Preferred Dividend                   $   (783)               $ (1,015)   $ (4,937)              $ (3,803)
                                       ========                ========    ========               ========

                          Three Months Ended September 30,   Nine Months Ended September 30,
                          -------------------------------    ------------------------------
                                2003            2002               2003           2002
                          ---------------  --------------    ---------------  -------------
Capital Expenditures
       Shopping Centers         $448            $240               $499           $256
       Office Buildings           55              73                129            219
       VenTek                     16               3                 18              7
                                ----            ----               ----           ----
                                $519            $316               $646           $482
                                ====            ====               ====           ====

                                     September 30,
                               ------------------------
                                 2003            2002
                               --------        --------
Identifiable Assets
       Shopping Centers        $ 57,505        $ 57,841
       Office Buildings           2,185           2,358
       VenTek                     1,091           2,904
       Corporate                 86,423         109,076
                               --------        --------
Total Assets                   $147,204        $172,179
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

         In November 2002, the plaintiff in the preferred shareholder litigation (see "Legal Proceedings") filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendants' motion to dismiss the complaint and granting plaintiff's motions for preliminary injunction and expedited discovery in connection with the proposed merger. Following hearings with respect to the plaintiff's motions, the court issued an order in December 2002 granting a preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The Trust appealed the court's order barring the transaction in the Appellate Division of the New York Supreme Court. Oral argument on the appeal was heard by the Appellate Division on March 11, 2003.

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

         On September 4, 2003, the Appellate Division, First Department of the New York Supreme Court, issued its ruling on the appeal by the Company and the other defendants of the trial court's order barring the merger transaction. The five-member Appellate Division panel unanimously found that the legal standard for the granting of the injunction had not been satisfied and, accordingly, the order of the trial court granting the injunction was reversed and the injunction vacated. Plaintiff preferred shareholders have not sought to appeal from this decision. As the transaction had already been terminated prior to the issuance of the opinion, the opinion had no effect on the terminated transaction.

         The Board of Trustees has continued to operate the Trust as an ongoing enterprise since the termination of the merger transaction with a focus on reducing operating expenses whenever possible. The Board of Trustees continues to examine other suitable operating and investment alternatives with respect to the Trust.

OTHER MATTERS

         The Trust could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs. The Trust expects that its insurance costs will increase when its policies are renewed at the end of November 2003. The Trust's Directors' and Officers' insurance was renewed in June 2003. The rates increased in excess of 100% upon renewal.

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

SHAREHOLDER LITIGATION

         Three separate lawsuits were filed, and one has since been dismissed with prejudice, with respect to the proposed transactions between the Trust and Gotham Partners relative to the Merger Agreement of February 13, 2002, which Merger Agreement was terminated effective June 25, 2003. (See "Part II, Item 1. Legal Proceedings").

PARK PLAZA MALL

         Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with a subsidiary of the Trust that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed a notice of appeal of this ruling in the Supreme Court of Arkansas. A hearing of the appeal was held on October 30, 2003, with no decision expected before December 2003. In the event that a large-scale retail facility is built on this site, Dillard's may cease operating its stores at Park Plaza Mall. In the event Dillard's closes one or both of its stores at Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the rights of many of the tenants to terminate their leases or to pay less rent triggered by the closure of one or both of the anchor stores. The Park Plaza Mall property is financed by a mortgage loan. The loss of an anchor tenant or a significant number of other mall tenants could result in an event of default under this mortgage.

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

VENTEK

         The Company's subsidiary, VenTek, a manufacturer of transit ticketing equipment, continues to incur significant operating losses. The Trust has provided performance bond guarantees entered into with respect to two contracts of VenTek with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantees are expected to expire within the next fifteen months based on the commencement of contractual warranty and maintenance periods now in effect under both contracts. As of November 1, 2003, no amounts have been drawn against these guarantees. If VenTek is unable to perform in accordance with these contracts, the Trust may be responsible for payment under these guarantees. In connection with one of the contracts, VenTek settled a claim for liquidated damages for approximately $0.1 million during the nine months ended September 30, 2003. During the third quarter, VenTek entered into a new contract for $2.2 million with one of the transit authorities to manufacture additional ticket vending machines. In connection with the contract, the Trust provided cash collateral equal to 50 percent of the contract value to secure a Letter of Credit required by the bonding company.

         In August 2003, VenTek sold substantially all the assets of its parking ticket equipment business to an unrelated third party for approximately $0.4 million. VenTek received approximately $0.1 million in cash, a note receivable for approximately $0.1 million and transferred approximately $0.2 million in liabilities. The Trust recognized a gain of $54,000 on the transaction. The sale of the parking ticket equipment business is not expected to have a significant impact on operations or cash flows of the Trust.

Other Contingency

         Revenue Canada has commenced a tax audit of the Trust's March 2000 spin off of Imperial Parking Corp. of Canada (IPK, Amex). The Trust cannot determine at this time what effect, if any, the tax audit will have on the financial position or results of operations of the Trust. The Trust does not anticipate that the liability, if any, would exceed $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         Unrestricted and restricted cash and cash equivalents increased by approximately $12.3 million (to $18.2 million from $5.9 million) when comparing the balance at September 30, 2003 to the balance at December 31, 2002.

         The Trust's net cash provided by investing activities of $34.4 million was partially offset by net cash used for operating activities of $3.9 million and net cash used for financing activities of $18.2 million. Cash used for financing activities included $16.4 million for the repurchase of shares of beneficial interest, $1.5 million in cash dividends to preferred shareholders and $0.3 million of mortgage amortization. Cash provided by investing activities consisted of the excess of maturities over purchases of U.S. Treasury Bills and Federal Home Loan Bank Discount Notes of $35.0 million. Cash used for investing activities consisted of $0.6 million of improvements to properties.

         The Trust declared a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders (the "Preferred Shareholders") in the third quarter of 2003. The dividend was paid October 31, 2003 to shareholders of record at the close of business on September 30, 2003. In addition, the Trust paid a dividend of $0.5 million ($0.525 per share) to the Preferred Shareholders in the first and second quarters. No cash dividend for the first, second or third quarters was declared with respect to the Common Shares.

         At September 30, 2003, the Trust owned $48.950 million in face value of U.S. Treasury Bills and Federal Home Loan Bank Discount Notes. The U.S. Treasury Bills and Federal Home Loan Bank Discount Notes are of maturities of less than 90 days and classified as held to maturity. The average yields for the nine months ended September 30, 2003 and 2002 were 1.06% and 1.67%, respectively. At September 30, 2003, the Trust owned $20.0 million in interest bearing commercial paper. The average yield for the three months ended September 30, 2003 was 1.28%.

         A summary of the Trust's borrowings and repayment timing is as follows (in millions):

                                                            Payments Due by Period
                                                            ----------------------
                                                       Less than             1-3              4-5            After 5
Contractual Obligations                Total             1 Year             Years            Years            Years
---------------------------------------------------------------------------------------------------------------------
Mortgage loan payable                $   41.5          $     0.3          $    0.8          $   0.9          $   39.5
Senior notes                             12.5               12.5                 -                -                 -
                                     --------------------------------------------------------------------------------
    Total                            $   54.0          $    12.8          $    0.8          $   0.9          $   39.5
                                     ================================================================================

         The only lease with respect to which the Trust has an obligation for payment of rent for is for VenTek, which is month to month. The senior notes were paid in full on October 1, 2003.

RESULTS OF OPERATIONS

         Net loss applicable to shares of beneficial interest for the nine months ended September 30, 2003 was $6.4 million as compared to a net loss of $5.4 million for the nine months ended September 30, 2002.

         Net loss applicable to shares of beneficial interest for the three months ended September 30, 2003 was $1.2 million as compared to a net loss of $1.5 million in the comparable period in 2002.

         Interest income decreased by $0.2 million and $0.6 million during the three and nine months ended September 30, 2003, as compared to the comparable periods in 2002. The decrease is a result of lower amounts invested and lower interest rates between the periods.

         Property net operating income, which is rent less property operating expenses and real estate taxes, increased for the nine months ended September 30, 2003 to $5.8 million from $5.4 million. There was an increase in revenues of $0.2 million and a decrease in operating expenses of $0.2 million. Revenues increased by $0.2 million for the nine months ended September 30, 2003, due to lease termination fees received of $0.3 million at Park Plaza. A decrease in occupancy at Park Plaza was partially offset by an increase in rental rates when comparing the nine months ended September 30, 2003 to September 30, 2002. Occupancy and rental rates both increased at Circle Tower when comparing the periods. Included in operating expenses are $0.2 million in 2002 of costs incurred in connection with the matters described above in the Park Plaza Mall section.

         Property net operating income increased for the three months ended September 30, 2003 to $2.0 million from $1.6 million in 2002. The increase was attributed to an increase in revenues of approximately $0.2 million and a decrease in operating expenses of approximately $0.2 million. The increase of $0.2 million in revenues was primarily due to a lease termination fee received of $0.2 million at Park Plaza.

         Depreciation and amortization increased for the three and nine months ended September 30, 2003 when compared to the comparable period in 2002 due to an increase in building and improvements. Interest expense decreased when comparing the three and nine months ended September 30, 2003 due to the payment of principal on the mortgage loan.

         General and administrative expenses increased by approximately $1.1 million when comparing the nine months ended September 30, 2003 to the comparable period in 2002. The increase was due to a $2.4 million termination fee paid to Gotham Partners to terminate the Gotham Proposal. The termination fee was partially offset by a decrease in legal fees and professional fees. Included in general and administrative expenses for the nine months ended September 30, 2003 and 2002 are approximately $2.9 million and $1.9 million, respectively, of the Trust's transaction costs related to the Gotham Proposal. During the nine months ended September 30, 2003 and 2002, $0.4 million of costs related to the preferred shareholder lawsuit were included in general and administrative expenses. Also included in general and administrative expenses are $0.3 million and $0.6 million in 2003 and 2002, respectively, to a firm providing management services to VenTek. Otherwise, general and administrative expenses remained relatively constant when comparing the nine months ended September 30, 2003 to the comparable period in 2002.

         General and administrative expenses decreased by $0.3 million when comparing the three months ended September 30, 2003 to the comparable period in 2002. The decrease was primarily due to the termination of the Gotham Proposal. In addition, an increase in insurance expense was offset by a decrease in professional fees. Included in general and administrative expenses for the three months ended September 30, 2002 are $0.4 million of transaction costs related to the Gotham Proposal. Also included in general and administrative expenses are $0.1 million and $0.2 million for the three months ended September 30, 2003 and 2002, respectively, to a firm providing management services to VenTek. Also included in general and administrative expenses for the 2003 and 2002 periods is a $0.1 million tax refund.

         The Company's manufacturing facility, VenTek, incurred a net loss of $1.1 million for the nine months ended September 30, 2003 and 2002. Revenue decreased for the nine months ended September 30, 2003 to $1.8 million from $2.2 million in 2002 and cost of goods sold decreased to $2.8 million from $3.5 million for the same period. For the three months ended September 30, 2003, VenTek incurred a net loss of $0.4 million as compared to a net loss of $0.1 million for the three months ended September 30, 2002. Revenues decreased to $0.4 million from $0.6 million for the three months ended September 30, 2003 and 2002 and costs of goods sold decreased to $0.8 million from $1.0 million for the same period. The decrease in both revenues and cost of goods sold is due to the winding down of current contracts. During the third quarter VenTek entered into a new contract for $2.2 million with one of the transit authorities to manufacture additional ticket vending machines. In addition in October 2003, VenTek received a change order on an existing contract to manufacture additional ticket vending machines for $0.8 million. There was no backlog for VenTek at September 30, 2003 besides the new contract. Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek's backlog is subject to fluctuations and is not necessarily indicative of future sales. A failure to replace backlog has resulted in lower revenues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Interest Rate Risk

         All of the Trust's loans outstanding at September 30, 2003 have fixed interest rates. The Trust's investments in U.S. Treasury Bills, Federal Home Loan Bank Discount Notes, and commercial paper mature in less than 90 days and therefore are not subject to significant interest rate risk.

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

PREFERRED SHAREHOLDER LAWSUIT

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

In November 2002, First Carolina Investors, Inc. ("First Carolina") a holder of preferred shares, filed a separate lawsuit in New York Supreme Court for New York County, naming the same defendants as in the Kimeldorf case. In December 2002, plaintiffs Kimeldorf and First Carolina filed a consolidated amended complaint, styled Kimeldorf et al. v. First Union, et al, alleging, among others, breach of contract; aiding and abetting breach of contract; tortious interference with the contract; breach of fiduciary duties; aiding and abetting of breach of fiduciary duties; and unconscionability against the defendants. This consolidated amended complaint essentially consolidated the separate First Carolina complaint, filed in November 2002, with the complaint of Mr. Kimeldorf, filed in April 2002.

On April 30, 2003, the trial court granted the plaintiff's motion to certify the litigation as a class action. However, plaintiff never submitted an order identifying the certified class, and the court has issued an order nullifying the grant of class certification.

In July 2003, Plaintiff Kimeldorf and First Carolina each filed separate motions with the trial court seeking to hold the defendants in contempt as a result of the execution and performance of the Termination Agreement (see "Termination of Proposed Transaction", above). The plaintiffs contend that these actions violated the trial court's injunction against the consummation of the merger between the Trust and Gotham Golf. Defendants filed a brief in opposition to the motions. The trial court heard oral argument with respect to these motions in July 2003 and has taken them under advisement.

In September 2003, the Appellate Division, First Department of the New York Supreme Court vacated the preliminary injunction, the violation of which was the subject of plaintiff's motions for contempt. Although not dispositive of the matter, the Trust believes but cannot assure that there is a reasonable likelihood that the plaintiff preferred shareholders will not prevail on motions seeking the trial court to hold the Trust and the other defendants in contempt of a vacated preliminary injunction.

The Trust is pursuing the goal of obtaining dismissal with prejudice by order of the court or, in the alternative, to settle by dismissal with prejudice outside of court and, thus, terminate the proceedings. To that end, the Trust has filed a motion for summary judgment in the Kimeldorf case.

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

On or about July 3, 2003, the Plaintiff filed an amended complaint which seeks additional relief based upon the termination agreement, including a request that the defendants be required to return to the Trust the termination fee paid to Gotham Partners as well as the consideration paid for Gotham Partners' shares in the Trust. As with the original complaint, the parties have stipulated that the defendants need not answer or otherwise respond to the amended complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time.

Following the decision of the Appellate Division, First Department of the New York Supreme Court in the Kimeldorf case, counsel for the Trust and the other defendants have requested that the plaintiff voluntarily dismiss its suit with prejudice. If the plaintiff common shareholder does not voluntarily dismiss the Fink case with prejudice, the Trust and the other defendants intend to file a motion with the trial court to dismiss the case.

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

On April 10, 2003, the plaintiff filed a motion for a preliminary injunction seeking an order preventing the defendants from consummation of the merger. The defendants filed a motion requesting the court to stay consideration of the plaintiff's motion pending a decision on the appeal of the preliminary injunction entered by the New York Supreme Court for New York County in Kimeldorf, described above.

Following the issuance of the Appellate Division, First Department of the New York Supreme Court of its reversal of the order granting the injunction, and the vacating of the injunction, granted in the Kimeldorf case, the plaintiffs in the K-A & Company, LTD. case have voluntarily dismissed their complaint with prejudice; accordingly, that case has been disposed of.

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

In July 2003, the Trust and the plaintiff entered into a settlement agreement and paid $350,000 to the plaintiff in full settlement of the claim.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K:   The Registrant has filed a Form 8-K dated
                                     August 14, 2003, reporting under Items 7 and 12 thereof the release of its second quarter earnings information and attaching thereto as an exhibit its earnings release dated August 14, 2003.

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

                                           First Union Real Estate Equity and
                                                   Mortgage Investments
                                           ----------------------------------
                                                         (Trust)

Date: November 14, 2003                  By: /s/ Neil H. Koenig
                                             ----------------------------------
                                             Neil H. Koenig
                                             Interim Chief Executive Officer and
                                             Interim Chief Financial Officer