Form 10-K
period 2003-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2004-03-11
CIK 37008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from____________ to ____________.

                         Commission File Number: 1-6249

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS (Exact name of registrant as specified in its charter)


             Ohio                                             34-6513657
--------------------------------                        ------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


      7 Bulfinch Place - Suite 500
              Boston, MA                                          02114
----------------------------------------                ------------------------
(Address of principal executive offices)                        (Zip Code)

                                  617-570-4614
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                            TITLE OF EACH CLASS                                     NAME OF EXCHANGE ON WHICH REGISTERED

           Common Shares of Beneficial Interest, $1.00 par value                          New York Stock Exchange
       Series A Cumulative Redeemable Preferred Shares of Beneficial
                        Interest, $25.00 par value                                        New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [ ] No [X]

As of March 1, 2004, there were 31,058,913 common shares of beneficial interest outstanding

At June 30, 2003, the aggregate market value of the common shares of beneficial interest held by non-affiliates was $34,631,322.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2004 Annual Meeting of Beneficiaries, are incorporated by reference into Part III of this Annual Report on Form 10-K.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                    CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                        GENERAL INSTRUCTIONS TO FORM 10-K



ITEM OF FORM 10-K                                                           PAGE

                                     PART I
1.  Business                                                                  4
2.  Properties                                                               17
3.  Legal Proceedings                                                        19
4.  Submission of Matters to a Vote of Security Holders                      22

                                     PART II

5.  Market for Trust's Common Equity and Related Stockholder Matters         23
6.  Selected Financial Data                                                  24
7.  Management's Discussion and Analysis of Financial Condition              26
      and Results of Operations
7A. Quantitative and Qualitative Disclosures Regarding Market Risk           34
8.  Financial Statements                                                     35
9.  Changes in and Disagreements with Accountants on                         61
      Accounting and Financial Disclosure
9A. Controls and Procedures                                                  61

                                    PART III

10. Directors and Executive Officers of the Trust                            62
11. Executive Compensation                                                   62
12. Security Ownership of Certain Beneficial Owners and Management           62
13. Certain Relationships and Related Transactions                           62
14. Principal Accountant Fees and Services                                   62

                                     PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K         63
    (a) Financial Statements and Financial Statement Schedules               63
    (b) Exhibits                                                             63
    (c) Reports on Form 8-K                                                  66

    Signatures                                                               67
    Schedule III - - Real Estate and Accumulated Depreciation                69
    Exhibit Index                                                            71

           CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Any statements in this report, including any statements in the documents that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

         o the declaration or payment of distributions by First Union Real Estate Equity and Mortgage Investments (the "Trust") or First Union Management Inc. ("FUMI");

         o    the ownership, management and operation of properties;

         o potential acquisitions or dispositions of properties, assets or other businesses by the Trust or FUMI;

         o the policies of the Trust or FUMI regarding investments, acquisitions, dispositions, financings and other matters;

         o the qualification of the Trust as a REIT under the Code and the "grandfathering" rules under Section 269B of the Code;

         o    the real estate industry and real estate markets in general;

         o    the availability of debt and equity financing;

         o    interest rates;

         o    general economic conditions;

         o    supply and customer demand;

         o    trends affecting the Trust or FUMI;

         o the effect of acquisitions or dispositions on capitalization and financial flexibility;

         o the anticipated performance of the Trust or FUMI and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing;

         o the ability of the Trust or FUMI and of acquired properties and businesses to grow; and

         o developments in or outcomes of the Preferred Shareholder Lawsuit or the Common Shareholder Lawsuits. (See "Item 3. Legal Proceedings", below.)

Shareholders are cautioned that, while forward-looking statements reflect the respective companies' good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this report and any amendment hereof, including, without limitation, the information set forth in "Risk Factors" below or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. Neither the Trust nor FUMI undertakes any obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

                                     PART I

ITEM 1. BUSINESS.

First Union Real Estate Equity and Mortgage Investments (the "Trust") is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended from time to time through March 2001 (the "Declaration of Trust"), which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments. At December 31, 2003, the Trust qualified as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code (the "Code").

To encourage efficient operation and management of its property, and after receiving a ruling from the Internal Revenue Service with respect to the proposed form of organization and operation, the Trust, in 1971, caused a company to be organized pursuant to the laws of the State of Delaware under the name First Union Management, Inc. ("FUMI"). As of December 31, 2003, FUMI's only remaining operating subsidiary is VenTek International, Inc. ("VenTek"). VenTek is in the business of manufacturing, installing and providing maintenance of transit ticket vending equipment. VenTek's parking equipment business was sold in August 2003.

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

The Trust has been in the business of owning regional enclosed shopping malls, large downtown office buildings and parking facilities as well as providing financing to real estate and related assets and companies. The Trust's portfolio was diversified by type of property, geographical location, tenant mix and rental market. As of December 31, 2003, the Trust owned two real estate properties, one shopping mall and one office property, as well as cash reserves. The Trust's shopping mall is known as Park Plaza Mall and is located in Little Rock, Arkansas. The Trust's office property is known as Circle Tower and is located in Indianapolis, Indiana. In March 2004, the Trust engaged a real estate broker to begin marketing the Park Plaza Mall property for sale. It cannot be determined at this time as to what price or even if the property will ultimately be sold.

THE GOTHAM TRANSACTION

On February 13, 2002, the Trust entered into a definitive Agreement and Plan of Merger and Contribution, pursuant to which the Trust agreed to merge with and into Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P. ("Gotham Partners"), at that time the beneficial owner of 16.8% of the Trust's outstanding common shares. If consummated, the proposed transaction would have resulted in the Trust's common shareholders receiving as merger consideration for each Trust common share:

o   $1.98 in cash;

o a choice of (a) an additional $0.35 in cash or (b) approximately 1/174th (0.0057461) of a debt instrument to be issued by Southwest Shopping Centers, Co. II, L.L.C. (a wholly-owned subsidiary of the Trust), with a face value of $100 (which is an effective price of $60.91 per face value of $100), indirectly secured by the Trust's principal real estate assets; and

o three-fiftieths (0.06) of a non-transferable uncertificated subscription right, with each whole right exercisable to purchase one Gotham Golf common share at $20.00 per share and, subject to availability and proration, additional Gotham Golf common shares at $20.00 per share, for up to an aggregate of approximately $41 million of Gotham Golf common shares.

The proposed transaction was subject to several conditions, including the approval of the Trust's common shareholders and the obtaining of certain third party consents. The Trust's common shareholders approved the proposed transaction by the requisite majority vote at a November 27, 2002 meeting of shareholders. However, litigation was brought with respect to the proposed transaction, resulting in the granting of an injunction preventing the proposed transaction from going forward.

On June 25, 2003 the Trust entered into a Settlement, Termination and Standstill Agreement (the "Agreement") with, among others, Gotham Partners. The Agreement provided for the termination of the merger agreement regarding the merger of the Trust with Gotham Golf, the purchase by the Trust of 5,841,233 common shares of the Trust owned by Gotham Partners and its affiliates for approximately $11.1 million and a termination payment to Gotham Partners of $2.4 million. The Agreement also provides that neither Gotham Partners nor any affiliate will enter into or agree to enter into any form of business combination, acquisition or other transaction involving the Trust or any majority-owned affiliate for a period of five years from the date of the Agreement. The termination payment was recognized as a general and administrative expense during the year ended December 31, 2003. See "Item 3. Legal Proceedings-Preferred Shareholder Lawsuits" for additional information.

THE FUR INVESTORS TRANSACTION

On November 26, 2003, the Trust entered into a Stock Purchase Agreement with FUR Investors, LLC ("FUR Investors"), an entity controlled by real estate investor Michael L. Ashner, pursuant to which the Trust agreed to sell to FUR Investors a minimum of 5,000,000 and a maximum of 5,185,724 newly issued common shares from at a price of $2.60 per share. As part of the transaction, FUR Investors was required to, and did, commence a tender offer to purchase up to 5,000,000 common shares, at a price of $2.30 per share. Upon consummation of the tender offer, on December 31, 2003, FUR Investors acquired 5,000,000 common shares pursuant to the tender offer at a price of $2.30 per share and purchased an additional 5,000,000 newly issued common shares pursuant to the terms of the Stock Purchase Agreement for a price of $2.60 per share. As a result of these purchases, FUR Investors acquired a total of 10,000,000 of the outstanding common shares representing 32.2% of the total outstanding common shares.

In connection with the transactions contemplated by the Stock Purchase Agreement, (i) Michael L. Ashner was appointed as the Chief Executive Officer of the Trust, (ii) the Trust entered into an Advisory Agreement with FUR Advisors, LLC ("FUR Advisors"), an affiliate of FUR Investors, (iii) Mr. Ashner entered into an exclusivity agreement, and (iv) FUR Investors entered into a covenants agreement. In addition, Daniel J. Altobello and Jeffrey Citrin resigned as members of the Board of Trustees, and three new trustees were appointed to the Board of Trustees. As a result, the Board of Trustees presently consists of six members.

Pursuant to the terms of the covenants agreement FUR Investors agreed that until the later of the time when (i) Michael L. Ashner is no longer serving as either Chairman or Chief Executive Officer of the Trust and (ii) Mr. Ashner, FUR Investors or other affiliates of Mr. Ashner (the "Ashner affiliates") are no longer beneficial owners of at least 10% of the outstanding common shares:

    o FUR Investors will not propose, and will vote all of its commons shares against, any action which would impair the Trust's status as a real estate investment trust unless a majority of independent trustees then in office determine that it would be in the Trust's best interest to do so;

    o FUR Investors will not take any affirmative action which would cause the common shares to cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, except as approved by a majority of the independent trustees;

    o FUR Investors will not take any action which would cause the common shares to cease to be listed for trading on a major stock exchange, except as approved by a majority of the independent trustees;

    o So long as the Trust has 300 or more holders of common shares, FUR Investors will not take any affirmative action which would cause the Trust to fail to comply with the corporate governance provisions applicable to a listed company including, in all cases, Section 303A of the New York Stock Exchange Listing Standards (whether or not such rule would otherwise apply to the Trust) except as otherwise approved by a majority of independent trustees;

    o    FUR Investors will not take any action to amend the provisions of
         Section 11.13 of the Trust's Declaration of Trust, which requires all transactions between the Trust and the Trust's officers, trustees or advisor (or their affiliates) to be approved by a majority of the board, including a majority of the independent trustees; and

    o FUR Investors, Mr. Ashner and all Ashner affiliates will vote all their common shares in proportion to the votes cast by other holders of common shares at any meeting of holders of common shares with respect to any proposal by such persons or any trustee of the Trust affiliated with such persons relating to a transaction in which FUR Investors, Mr. Ashner or any Ashner affiliate have an economic interest. This restriction will not apply, however, to (i) certain amendments to the Declaration of Trust, (ii) the election to the Board of up to two nominees designated by FUR Investors, (iii) any election of qualified independent directors and (iv) any transaction approved and recommended by a majority of the independent trustees, if a majority of the independent trustees has determined that FUR Investors, Mr. Ashner and any Ashner affiliate may vote their common shares in such manner as FUR Investors, Mr. Ashner and any Ashner affiliate determines.

Pursuant to the terms of the exclusivity agreement, Mr. Ashner agreed that all real estate related investments of which he becomes aware will first be offered to the Trust before such investment being offered to any other Ashner affiliate except (i) investments in equity securities of publicly traded real estate entities in an amount not to exceed 2% of the outstanding equity securities of such entity other than Atlantic Realty Trust in which Mr. Ashner will be permitted to own up to a 2.8% equity interest; (ii) passive investments in real estate entities where the investment does not represent the greater of a 10% equity interest in the entity or $1,500,000; and (iii) investments which relate to assets that are currently held by certain entities associated with Mr. Ashner that are set forth on a schedule to the exclusivity services agreement or investments in assets owned or controlled by such entities.

VENTEK

In August 2003, VenTek sold substantially all the assets of its parking ticket equipment business to an unrelated third party for approximately $0.4 million. VenTek received approximately $0.1 million in cash, a note receivable for approximately $0.1 million and transferred approximately $0.2 million in liabilities. The Trust recognized a gain for financial reporting purposes of $54,000 on the transaction. The sale of the parking ticket equipment business is not expected to have a significant impact on operations or cash flows of the Trust.

During 2004, current management decided to dispose of VenTek. It is expected that the disposition will take place during 2004.

ATLANTIC REALTY

In January 2004, the Trust acquired 267,000 shares in Atlantic Realty Trust (NASD: ATLRS) representing 7.5% of the outstanding shares in Atlantic Realty. The Trust acquired these shares with a view to making a profit on its investment. In light of its investment objectives, on January 12, 2004, the Trust contacted Atlantic Realty to discuss a possible business combination between Atlantic Realty and the Trust. In general, the proposal seeks to merge Atlantic Realty with and into the Trust, or a subsidiary thereof, in exchange for $16.25 per common share of beneficial interest, payable, at the election of the shareholder of Atlantic Realty, either (i) in cash, or (ii) in exchange for the Trust's Series A cumulative convertible redeemable preferred shares of beneficial interest (the "Preferred Shares") at a rate of .65 Preferred Shares per share. In the event that Atlantic Realty shareholders holding more than 1,901,760 shares in the aggregate elect to receive Preferred Shares, such shareholders will receive (i) a number of Preferred Shares equal to (a) .65 multiplied by (b) a fraction, the numerator of which is 1,901,760 and the denominator of which is the total number of shares to be exchanged for Preferred Shares and (ii) cash equal to (x) $16.25 multiplied by (y) a fraction, the numerator of which is the number of shares to be exchanged for Preferred Shares less 1,901,760 and the denominator of which is the number of shares to be exchanged for Preferred Shares. The consideration would be subject to upward or downward adjustment, as the case may be, based (i) on a projected post-closing net cash balance of Atlantic Realty of $17,500,000 and (ii) any stock splits, issuances, repurchases, reclassifications and other transactions affecting the value of Atlantic Realty. The proposal also provides that it is subject to, among other things, the satisfactory completion by the Trust of a five-business day due diligence review of Atlantic Realty. In addition, the Trust requested a waiver to acquire in excess of 9.8% of the outstanding shares in Atlantic Realty. The terms of such waiver proposed by Atlantic Realty were rejected by the Trust and no such waiver was obtained. Atlantic Realty has advised the Trust that they have established a special committee to review the Trust's proposal as well as any other proposals and will advise the Trust as to the adequacy of its proposal in due course.

NORTHSTAR LOAN

On March 3, 2004, the Trust acquired from Bank of America, N.A. a loan receivable from NorthStar Partnership, L.P. in the principal amount of approximately $16.944 million (the "NorthStar Loan"). The NorthStar Loan is evidenced by a Credit Agreement, Promissory Note and collateral documents. The NorthStar Loan is secured by a first priority lien on all or a portion of NorthStar's interest in Morgans Hotel Group LLC, Emmes & Company LLC and Presidio Capital Investment Company, LLC as well as certain other assets of NorthStar. Upon acquisition, the NorthStar Loan was modified to extend the maturity date for one year to May 28, 2005 and provides for an option to NorthStar to further extend the maturity date, upon payment of a one point fee, for up to two optional six-month extensions. The NorthStar Loan was further modified to provide for an initial interest rate of at a minimum of 12% per annum, with a yield to maturity of 12.86%, increasing by two percentage points for each six month renewal term. In addition, NorthStar was required to establish a reserve equal to interest for six months and, upon the occurrence of certain events, to increase such reserve to one year's interest. The NorthStar Loan requires payments of interest only, is prepayable at any time, together with a premium, and requires mandatory prepayments from asset sales or refinancings after the first $9 million in proceeds from such sales or refinancings. Further, the Trust entered into an agreement pursuant to which it has an option to invest in certain transactions involving assets of NorthStar which are offered to existing equityholders of NorthStar, or their affiliates.

Due to the nature and amount of the NorthStar Loan, in order to comply with the rules applicable to real estate investment trusts, a portion of the NorthStar Loan is held by FT-TRS NS Loan Corp., a newly formed wholly-owned subsidiary of the Trust that has elected to be treated as a taxable REIT subsidiary. Accordingly, the portion of income allocated to the amount of the NorthStar Loan held by the taxable REIT subsidiary will be subject to corporate level tax.

EMPLOYEES

As of December 31, 2003, the Trust had no employees and VenTek had 17 employees. During 2003, the affairs of the Trust and FUMI were administered by Real Estate Systems Implementations Group, LLC ("RE Systems"), an entity affiliated with the then Interim Chief Executive Officer and Interim Chief Financial Officer of the Trust, and other third party service providers.

The affairs of the Trust and its subsidiaries are now administered by FUR Advisors pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") dated December 31, 2003 between the Trust and FUR Advisors which agreement was negotiated and approved by the Board of Trustees of the Trust prior to the acquisition by FUR Investors of its interest in the Trust. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust's transfer agent and property managers. Pursuant to the terms of the Advisory Agreement, for providing these services, FUR Advisors is entitled to the following fees: (i) an annual asset management fee of 1% of the gross asset value of the Trust up to $100 million, .75% of the gross asset value of the Trust between $100 million and $250 million, .625% of the gross asset value of the Trust between $250 million and $500 million and .50% of the gross asset value of the Trust in excess of $500 million; (ii) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board; (iii) loan servicing fees (not exceeding commercially reasonable rates approved by a majority of the independent Trustees) for providing administrative and clerical services with respect to loans made by the Trust to third parties; and (iv) an incentive fee equal to 20% of all distributions to the holders of the Trust's common shares of beneficial interest after December 31, 2003 in excess of the Threshold Amount (as defined below) increased by a return thereon of 7% per annum compounded annually. The Threshold Amount is equal to $71.3 million, increased by the net issuance price of all shares issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003. In addition, FUR Advisors is entitled to be reimbursed for up to $125,000 per annum for the costs associated with the employment of one or more asset managers. The Trust also continues to retain RE Systems on a month to month basis to provide services to FUMI and VenTek at a cost of $10,000 per month.

COMPETITION

The Trust's shopping mall competes for tenants on the basis of the rent charged and location, and encounters competition from other retail properties in its market area. The principal competition for the Trust's shopping mall may come from future shopping malls located in its market area. Additionally, the overall economic health of retail tenants impacts the Trust's shopping mall.

The Trust's office property competes for tenants principally with office buildings throughout the area in which it is located. Competition for tenants has been and continues to be intense on the basis of rent, location and age of the building. The Trust's segment data may be found in footnote 16 to the Combined Financial Statements in Item 8.

                                  RISK FACTORS

You should carefully consider the risks described below. These risks are not the only ones that the Trust may face. Additional risks not presently known to the Trust or that the Trust currently considers immaterial may also impair our business operations and hinder our ability to make expected distributions to equityholders

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this Form 10-K.

OUR ECONOMIC PERFORMANCE AND THE VALUE OF OUR REAL ESTATE ASSETS ARE SUBJECT TO THE RISKS INCIDENTAL TO THE OWNERSHIP AND OPERATION OF REAL ESTATE PROPERTIES

Our economic performance, the value of our real estate assets, both those presently held as well as future investments, and, therefore, the value of your investment are subject to the risks normally associated with the ownership, operation and disposal of real estate properties, including:

    o    changes in the general and        o    the attractiveness of our
         local economic climate;                properties to tenants and
                                                purchasers;
    o    the cyclical nature of the
         real estate industry and          o    changes in market rental
         possible oversupply of, or             rates and our ability to
         reduced demand for, space in           rent space on favorable
         our core markets;                      terms;

    o    trends in the retail              o    the bankruptcy or insolvency
         industry, in employment                of tenants;
         levels and in consumer
         spending patterns;                o    the need to periodically
                                                renovate, repair and
    o    changes in household                   re-lease space and the costs
         disposable income;                     thereof;

    o    changes in interest rates         o    increases in maintenance,
         and the availability of                insurance and operating
         financing;                             costs; and

    o    competition from other            o    civil unrest, acts of
         properties;                            terrorism, earthquakes and
                                                other natural disasters or
                                                acts of God that may result
                                                in uninsured losses.


In addition, applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws may affect real estate values. Further, throughout the period that we own real property regardless of whether the property is producing any income, we must make significant expenditures, including property taxes, maintenance costs, insurance costs and related charges and debt service. The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore the funds available for distribution to you as dividends.

OUR ECONOMIC PERFORMANCE IS SUBJECT TO THE RISKS INCIDENTAL TO INVESTMENTS IN REAL ESTATE PROPERTIES

At December 31, 2003, the Trust had $83.9 million of cash and short-term investments available for investment. The Trust's ability to generate increased operations is dependent upon the ability of the Trust to invest these funds in real estate related assets that will ultimately generate favorable returns to the Trust.

ASSET SALES HAVE REDUCED OUR PORTFOLIO AND MAY ADVERSELY AFFECT OUR ABILITY TO MAINTAIN REIT STATUS

In March 2001, the Trust sold a significant portion of its remaining properties (the "Asset Sale"). As of February 1, 2004, the Trust's real estate properties consist of a shopping center in Little Rock, Arkansas and an office building in Indianapolis, Indiana. As a result, the sale limits the Trust's flexibility to engage in non-real estate related activities without adversely affecting its REIT status.

By virtue of the income generated by its real estate assets, the Trust believes that it will maintain its qualification as a REIT for 2004. The Trust does not anticipate having to invest in REMICs, as defined in the section "Risk Associated with Investment in REMICs," in 2004 in order to qualify as a REIT in 2004. If the Trust were to invest in additional non-real estate assets in 2004, the Trust might not qualify as a REIT in 2004.

Although the Trust will seek to limit its investments so that it will continue to maintain its REIT status in 2004, the Trust cannot presently determine whether it will continue to qualify as a REIT after 2004.

WE FACE A NUMBER OF SIGNIFICANT ISSUES WITH RESPECT TO THE PROPERTIES WE OWN WHICH MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE

PARK PLAZA MALL

Background. Dillard Department Stores, Inc. (referred to herein as "Dillard's"), the only anchor department store at the Trust's Park Plaza Mall located in Little Rock, Arkansas, owns its facilities (two stores at opposite ends of the mall) and has an agreement with a subsidiary of the Trust that contains an operating covenant that required Dillard's to operate these facilities continuously as retail department stores only until July 2003 but may continue operations at Park Plaza Mall through 2031. The Trust had approached Dillard's to extend this covenant prior to its expiration and continues to explore options with Dillard's, however, to date, no agreement with Dillard's has been reached. Further, if Dillard's chooses to close one or both of its stores, many of the tenant's have the right to terminate their leases or pay less rent. In the event that Dillard's ceases to operate its stores at the Park Plaza Mall, the value of the Park Plaza Mall would be materially and adversely affected. These events might result in a decline in net revenue that might trigger an event of default under the senior mortgage loan secured by the Park Plaza Mall. There can be no assurance that Dillard's will extend or renew its operating covenant on terms acceptable to the Trust or continue to operate its stores at the Park Plaza Mall. (See "Park Plaza Mall" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Proposed New Mall and Related Litigation. In 2000, Dillard's and its partner proposed the construction of a new mall in the vicinity of the Park Plaza Mall, and would be anchored by Dillard's, among other department store anchors. During the first quarter of 2001, the Little Rock zoning board approved a change in zoning that would allow construction of the proposed new mall; however, as described more fully below, the approval of the zoning change was overturned by judicial order in June 2002. The decision was ultimately appealed to the Supreme Court of Arkansas which determined that any zoning change needs to be approved by voters through a referendum. Dillard's partner announced in February 2004 that it was no longer proceeding with the proposed development. Nevertheless, if a new mall in the vicinity of Park Plaza Mall were to be developed, it could adversely effect the operations of Park Plaza Mall and, accordingly, the Trust.

CIRCLE TOWER

The Trust's ownership interest in the Circle Tower office property in Indianapolis, Indiana, includes a leasehold interest in a ground lease. The original ground lease was entered into in 1910, expires in 2009 with an option for an additional 99 years which has been exercised, and contains a "gold clause" provision that may result in a rent increase if the leasehold interest is sold. The resulting rent increase could be substantial. In addition, the marketability of Circle Tower is also adversely affected by the uncertainty of the rent rate for the renewal term of the ground lease. Until the rental rates are finalized (which is not expected to occur until the period within 90 days prior to the expiration of the original term), it may be difficult to sell Circle Tower. Accordingly, it may be in the economic interest of the Trust to hold the leasehold interest indefinitely. In December 2003, the Trust deposited with an escrow agent the sum of $700,000 which amount is to be applied to the purchase of the land underlying the Indianapolis property and the expenses associated therewith. At the time the funds were deposited with the escrow agent, the Trust offered to purchase from each owner of the land their respective interests in the land at any time prior to May 31, 2004 for a price equal to such owner's allocable share of the amount placed in escrow. At March 1, 2004, the Trust had acquired interests in the land representing approximately a 73% interest in the land.

GENERAL PROPERTY ISSUES

Leasing Issues. With respect to its properties, the Trust is also subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than the current lease terms. Leases accounting for approximately 8% of the aggregate 2004 annualized base rents from the Trust's remaining properties (representing approximately 9% of the net rentable square feet at the properties) expire without penalty or premium through the end of 2004, and leases accounting for approximately 22% of aggregate 2004 annualized base rent from the properties (representing approximately 18% of the net rentable square feet at the properties) are scheduled to expire in 2005. Other leases grant their tenants early termination rights upon payment of a termination penalty. Lease expirations will require the Trust to locate new tenants and negotiate replacement leases with such tenants. Replacement leases typically require the Trust to incur tenant improvements, other tenant inducements and leasing commissions, in each case, which may be higher than the costs relating to renewal leases. If the Trust is unable to promptly relet or renew leases for all or a substantial portion of the space, subject to expiring leases, if the rental rates upon such renewal or reletting are significantly lower than expected or if the Trust's reserves for these purposes prove inadequate, the Trust's revenues and net income could be adversely affected.

Bankruptcy of Tenant. Further, a tenant may experience a downturn in its business, which could cause the loss of that tenant or weaken its financial condition and result in the tenant's inability to make rental payments when due. In addition, a tenant may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant's lease and cause a reduction in the Trust's cash flows.

The Trust cannot evict a tenant solely because of its bankruptcy. A court, however, may authorize a tenant to reject and terminate its lease with the Trust. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay in full amounts it owes the Trust under a lease. The loss of rental payments from tenants could adversely affect the Trust's cash flows and operating.

Tenant Concentration. The Trust's 10 largest tenants for its two properties (based on pro forma base rent for 2004) aggregate approximately 32% of the Trust's total base rent and approximately 25% of the Trust's net rental square feet and have remaining lease terms ranging from approximately six months to nine years. The Trust's largest tenant, the Gap Stores, (i.e., the GAP, GAP Kids and Banana Republic) represents approximately 10% of the pro forma aggregate annualized base rent for 2004 and 8% of the pro forma net rentable square feet at the properties. Its lease expires on April 30, 2005. Although the Trust believes that it has a good relationship with each of its principal tenants, the Trust's revenues would be disproportionately and adversely affected if a significant number of these tenants did not renew their leases or renewed their lease upon expiration on terms less favorable to the Trust.

Competition. The Trust competes with a number of real estate developers, operators, and institutions for tenants and acquisition opportunities. Many of these competitors have significantly greater resources than the Trust. No assurances can be given that such competition will not adversely affect the Trust's revenues.

THE TRUST'S BUSINESS IS SUBSTANTIALLY DEPENDENT ON THE ECONOMIC CLIMATES OF TWO MARKETS

As of February 1, 2004, the Trust's real estate portfolio consists of a shopping center in Little Rock, Arkansas and an office building in Indianapolis, Indiana. As a result, the Trust's current real estate revenue is substantially dependent on the economies of these markets. A material downturn in demand for office or retail space in either of these markets could have a material impact on the Trust's ability to lease its office or retail space and may adversely impact the Trust's cash flows operating results.

ADDITIONAL REGULATIONS APPLICABLE TO THE TRUST'S PROPERTIES MAY REQUIRE SUBSTANTIAL EXPENDITURES TO ENSURE COMPLIANCE, WHICH COULD ADVERSELY AFFECT CASH FLOWS AND OPERATING RESULTS

The Trust's properties are subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. If the Trust fails to comply with these requirements, governmental authorities may impose fines on the Trust or private litigants may be awarded damages against the Trust.

The Trust believes that its properties are currently in substantial compliance with all applicable regulatory requirements. New regulations or changes in existing regulations applicable to its properties, however, may require the Trust to make substantial expenditures to ensure regulatory compliance, which would adversely affect cash flows, operating results.

VENTEK INCURRED LOSSES AND THE TRUST COULD BE OBLIGATED TO MAKE SIGNIFICANT PAYMENTS ON CERTAIN CONTINGENT OBLIGATIONS

FUMI's subsidiary, VenTek, a manufacturer of transit ticketing equipment, had incurred significant operating losses through December 31, 2003. During 2003, VenTek eliminated overhead and sold the parking operations portion of the business. The Trust has provided performance bond guarantees entered into with respect to two contracts of VenTek with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantee in the amount of $5.3 million expired in September 2003 and the guarantee in the amount of $6.2 million will expire in September 2004. As of December 31, 2003, VenTek had delivered all equipment required under the contracts and no amounts had been drawn against these guarantees. If a warranty or service claim against VenTek is made and VenTek fails or is unable to perform in accordance with the remaining contract, the Trust may be responsible for payment under the remaining guarantee. During the third quarter of 2003, VenTek entered into a new contract with one of the transit authorities for $2.2 million and received a change order for $0.8 million in the fourth quarter from the other transit authority to manufacture transit ticket vending machines. The contract and change order are presently expected to be completed by November 30, 2004. In connection with the contract, the Trust provided cash collateral of $1.1 million which is equal to 50% of the contract value to secure a Letter of Credit required by the bonding company. If VenTek does not perform under these contracts, the Trust would be obligated on the guarantees and/or subject to lose all or a portion of the cash collateral. During 2004, current management decided to dispose of VenTek. It is expected that the disposition will take place during 2004.

THERE IS NO ASSURANCE THAT THE TRUST'S BUSINESS STRATEGY WILL BE SUCCESSFULLY IMPLEMENTED AND THAT REPLACEMENT ASSETS, IF ANY, WILL PROVIDE GREATER RETURNS

The Trust's assets at December 31, 2003 were two real estate properties as well as a significant amount of cash available for distribution or investment or for use in connection with a possible business combination, as the Board of Trustees may determine. It is the current intention of the Trustees of the Trust to continue to operate the Trust as an ongoing enterprise and to examine other strategic alternatives only if it deems it appropriate to do so. The Trust will seek to make investments in real estate related assets (properties, securities or debt of other real estate companies) at such times as it deems advisable. There can be no assurance that such acquisitions, if any, will provide greater returns to the shareholders than the current assets of the Trust.

FACTORS THAT MAY CAUSE THE TRUST TO LOSE ITS NEW YORK STOCK EXCHANGE LISTING

If the Trust were to fail to qualify as a REIT, it might lose its listing on the New York Stock Exchange. Whether the Trust would lose its NYSE listing would depend on a number of factors besides REIT status, including the number of equityholders and amount and composition of its assets. If the Trust loses its NYSE listing, the Trust would try to have its shares listed on another national securities exchange.

NEW LEGISLATION COULD ADVERSELY AFFECT THE TRUST'S REIT QUALIFICATION

New legislation, as well as regulations, administrative interpretations or court decisions, also could change the tax law with respect to the Trust's qualification as a REIT and the federal income tax consequences of such qualification. The adoption of any such legislation, regulations or administrative interpretations or court decisions could have a material adverse effect on the results of operations, financial condition and prospects of the Trust and could restrict the Trust's ability to grow.

DEPENDENCE ON QUALIFICATION AS A REIT; TAX AND OTHER CONSEQUENCES IF REIT QUALIFICATION IS LOST

Although the Trust believes that it will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, it might fail to remain qualified in this way. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations. The Trust's qualification as a REIT also depends on various facts and circumstances that are not entirely within its control. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.

In addition, the Trust's ability to qualify as a REIT may be dependent upon its continued exemption from the anti-stapling rules of Section 269B(a)(3) of the Code, which, if they were to apply, might prevent the Trust from qualifying as a REIT. The "grandfathering" rules governing Section 269B generally provide that
Section 269B(a)(3) does not apply to a stapled REIT if the REIT and its stapled operating company were stapled on June 30, 1983. On June 30, 1983, the Trust was stapled with FUMI. There are, however, no judicial or administrative authorities interpreting this "grandfathering" rule. Moreover, if, for any reason, the Trust failed to qualify as a REIT in 1983, the benefit of the "grandfathering" rule would not be available to the Trust, in which case the Trust would not qualify as a REIT for any taxable year from and after 1983.

If, with respect to any taxable year, the Trust fails to maintain its qualification as a REIT, it could not deduct distributions to beneficiaries in computing its taxable income and would have to pay federal income tax on its taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If the Trust had to pay federal income tax, the amount of money available to distribute to beneficiaries would be reduced for the year or years involved, and the Trust would no longer be required to distribute money to Beneficiaries. In addition, the Trust would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless it was entitled to relief under the relevant statutory provisions. Although the Trust currently intends to operate in a manner designed to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election.

IN ORDER TO MAINTAIN OUR STATUS AS A REIT, WE MAY BE FORCED TO BORROW FUNDS DURING UNFAVORABLE MARKET CONDITIONS

To qualify as a REIT, we generally must pay dividends to our beneficiaries at least 90% of our net taxable income each year, excluding capital gains. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet REIT dividend requirements. As a result, we may need to incur debt to fund required dividends when prevailing market conditions are not favorable. Difficulties in meeting dividend requirements may arise as a result of:

    o differences in timing between when we must recognize income for U.S. federal income tax purposes and when we actually receive income;

    o    the effect of non-deductible capital expenditures;

    o    the creation of reserves; or

    o    required debt or amortization payments.

If we are unable to borrow funds on favorable terms, our ability to pay dividends to our beneficiaries and our ability to qualify as a REIT may suffer.

ADVERSE EFFECTS OF REIT MINIMUM DIVIDEND REQUIREMENTS

In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust generally is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of:

    o    85% of its ordinary income for that year,

    o    95% of its capital gain net income for that year, and

    o    100% of its undistributed income from prior years.

The Trust intends to comply with the foregoing minimum distribution requirements; however, due to significant tax basis net operating losses, the Trust does not anticipate that any distributions will be required in the foreseeable future. Distributions to shareholders by the Trust are determined by the Trust's Board of Trustees and depend on a number of factors, including the amount of cash available for distribution, financial condition, results of operations, decision by the Board of Trustees to reinvest funds rather than to distribute such funds, capital expenditures, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains, return of capital, or a combination thereof. The Trust provides shareholders with annual statements as to the taxability of distributions. During 2003, the Trust was not required to and did not make any distributions to its common shareholders. It is presently anticipated that the Trust will not be required to, nor is it expected that it will, make any distributions to its common shareholders in 2004.

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

INCREASES IN PROPERTY TAXES COULD AFFECT THE TRUST'S ABILITY TO MAKE SHAREHOLDER DISTRIBUTIONS

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

An environmental assessment of the Park Plaza Mall identified the potential for asbestos to be present in the resilient vinyl floor tiles in retail tenant storage areas and service corridors and in the cooling tower fill. A third party consultant concluded that it was unlikely but possible that non-friable asbestos was present in these areas. The consultant recommended and the Trust has implemented a standard operations and maintenance plan based on EPA guidance.

COMPLIANCE WITH THE ADA MAY AFFECT DISTRIBUTIONS TO THE TRUST'S SHAREHOLDERS

Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that the Trust is not in compliance with the ADA could also result in the imposition of fines and/or an award of damages to private litigants. If the Trust were required to make significant modifications to comply with the ADA, there could be a material adverse effect on its ability to pay amounts due on its indebtedness or to pay dividends to its shareholders.

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

RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY FACTORS BEYOND THE TRUST'S CONTROL


Results of operations of the Trust's properties may be adversely affected by, among other things:

    o changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

    o changes in interest rates and in the availability, cost and terms of financing;

    o the impact of present or future environmental legislation and compliance with environmental laws and other regulatory requirements;

    o the ongoing need for capital improvements, particularly in older structures;

    o changes in real estate tax rates and assessments and other operating expenses;

    o    adverse changes in governmental rules and fiscal policies;

    o    adverse changes in zoning and other land use laws; and

    o acts of terrorism, earthquakes and other natural disasters (which may result in uninsured losses) and other factors which are beyond its control.

OWNERSHIP LIMITATIONS IN THE TRUST'S BY-LAWS MAY ADVERSELY AFFECT THE MARKET PRICE OF THE COMMON SHARES

The Trust's By-laws contains an ownership limitation that is designed to prohibit any transfer that would result in our being "closely-held" within the meaning of Section 856(h) of the Internal Revenue Code of 1986, as amended. This ownership limitation, which may be waived by the Trust, generally prohibits ownership, directly or indirectly, by any single stockholder of more than 9.8% of the Common Shares.

The inability of holders of Common Shares to sell their shares to persons other than qualifying U.S. persons, or the perception of this inability, as well as the limitations on transfer, may adversely affect the market price of the Common Shares.

LIMITS ON CHANGES OF CONTROL MAY DISCOURAGE TAKEOVER ATTEMPTS THAT MAY BE BENEFICIAL TO HOLDERS OF COMMON SHARES

Provisions of the Trust's Declaration of Trust and bylaws, as well as provisions of the Internal Revenue Code of 1986, as amended, and Ohio law, may:

    o delay or prevent a change of control over the Trust or a tender offer for the Common Shares, even if those actions might be beneficial to holders of Common Shares; and

    o limit equityholders' opportunity to receive a potential premium for their shares of Common Shares over then-prevailing market prices.

Primarily to facilitate the maintenance of the Trust's qualification as a REIT, the by-laws of the Trust generally prohibits ownership, directly or indirectly, by any single stockholder of more than 9.8% of the Common Shares. The Trust's Board of Trustees may modify or waive the application of this ownership limit with respect to one or more persons if the Board of Trustees determines that ownership in excess of this limit will not jeopardize the Trust's status as a REIT. In this regard, FUR Investors LLC has received such a waiver and may hold up to 33% of the Common Shares provided that our REIT status will not be jeopardized and we will not be deemed to be closely-held. The ownership limit, however, may nevertheless have the effect of inhibiting or impeding a change of control over us or a tender offer for our Common Shares.

In addition, the Board of Trustees has been divided into three classes, the current terms of which expire in 2004, 2005 and 2006 respectively, with Trustees of a given class chosen for three-year terms upon expiration of the terms of the members of that class. Although the consent of beneficial holders will be sought to eliminate the staggered board, until such time, if at all, the staggered terms of the members of Board of Trustees may adversely affect the beneficiaries' ability to effect a change in control of the Trust, even if such a change in control were in the best interests of some, or a majority, of the Trust's beneficiaries.

The Trust's Declaration of Trust authorizes the Board of Trustees to issue preferred shares of beneficial interest in series and to establish the rights and preferences of any series of preferred interests so issued. The issuance of preferred interests could also have the effect of delaying or preventing a change in control of the Trust.

                  WHERE CAN YOU FIND MORE INFORMATION ABOUT US?

The Trust is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which means that the Trust files periodic reports, including reports on Forms 10-K and 10-Q, and other information with the Securities and Exchange Commission ("SEC"). As well, the Trust distributes proxy statements annually and files those reports with the SEC. You can read and copy these reports, statements and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549, as well as the regional offices at the Woolworth Building, 233 Broadway Ave., New York, New York 10279 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the Trust has filed electronically with the SEC. In addition, you may inspect reports and other information concerning the Trust at the offices of the New York Stock Exchange, which are located at 11 Wall Street, New York, New York 10005 and can be contacted at 212-656-3000.

ITEM 2. PROPERTIES.

At December 31, 2003, the Trust held an interest in two properties, a shopping mall located in Little Rock, Arkansas and an office building located in Indianapolis, Indiana. The Trust holds fee title in the Little Rock property. The Trust holds a leasehold interest in the Indianapolis property. The ground lease at the Indianapolis property expires in 2009, with an option for an additional 99 years, which has been exercised.

The following table sets forth certain information relating to the Trust's properties at December 31, 2003:

                                                                             Year
                                   Date of      Ownership                construction
Property                         Acquisition   Percentage   Square Feet    completed    Total Cost
--------                         -----------   ----------   -----------    ---------    ----------
                                                               (000)                      (000)
Shopping Mall
   Park Plaza                     09/01/97         100          262          1988         $65,822
Office Building
   Circle Tower                   10/16/74         100          110          1930           6,161
                                                                                          -------
Total Equity Investments                                                                  $71,983
                                                                                          =======

(1) The square footage shown represents gross leasable area for the shopping mall (excluding approximately 284,000 square feet owned by Dillard's) and net rentable area for the office building.

The following table lists the occupancy rates of the Trust's properties at the end of each of the last three years.

                                                       Occupancy
        Property                           2003            2002            2001
        --------                           ----            ----            ----
        Shopping Mall
           Park Plaza(1)                   82%              86%             87%
        Office Building
           Circle Tower                    89%              81%             87%


(1) Park Plaza occupancy rate is based on total square feet excluding the portions of the Mall owned and occupied by Dillard's.

The following table lists the average effective rental rate per square foot of the Trust's properties at the end of each of the last three years.

                                             Average Effective Rental Rate(1)
        Property                           2003            2002            2001
        --------                           ----            ----            ----
        Shopping Mall
           Park Plaza                     $31.52          $30.28          $28.37
        Office Building
           Circle Tower                   $14.25          $13.80          $13.64


(1) Average Effective Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following table sets forth information relating to the mortgage loan encumbering the Trust's Little Rock, Arkansas property. The mortgage loan requires monthly payments based on a 30-year amortization schedule of approximately $0.4 million for principal, interest and escrow deposits. Prepayment of the loan is permitted prior to the anticipated repayment date (after an initial lockout period of three years or two years from securitization), only with yield maintenance or defeasance, and payable after the anticipated repayment date upon thirty days notice without payment of any penalties, as defined in the loan agreement. The Trust's Indianapolis, Indiana property is not encumbered by a mortgage loan.

                                             Principal Repayment
Original Balance       Balance at 12/31/03         for 2004       Interest Rate   Year of Maturity
----------------       -------------------         --------       -------------   ----------------
$42,500,000                 $41,457,390            $342,735          8.69%(1)            2030

(1) On May 1, 2010 the interest rate increases to 10.69% if the loan is then a part of a securitized pool of loans in which rated securities have been issued and 12.69% if it is not.

The following table contains information for each tenant that occupies ten percent or more of the rentable square footage at of any of our properties.

                                       Principal      Square Feet
                        Name of       Business of      Leased by                           Lease          Renewal
Property                Tenant          Tenant           Tenant        Annual Rent    Expiration Date     Options
--------                ------          ------           ------        -----------    ---------------     -------
Shopping Mall
   Park Plaza             GAP       Retail-Clothing      31,374         $801,292          4/30/05           N/A

Office Building            -               -               -                -                -               -
   Circle Tower


The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Trust's Little Rock property as of December 31, 2003:

                 Number of             Aggregate sq/ft.
               Tenants whose              Covered by               2003 Rental for            Percentage of Total
               Leases Expire           Expiring Leases           Leases Expiring (1)         Annualized Rental (1)
               -------------           ---------------           -------------------         ---------------------
2004                 7                       32,497                    $811,344                        12.0%
2005                 12                      44,998                  $1,437,480                        21.4%
2006                 6                        9,717                    $357,612                         5.3%
2007                 5                       13,963                    $396,816                         5.9%
2008                 10                      35,470                  $1,086,552                        16.1%
2009                 10                      20,309                    $781,452                        11.6%
2010                 7                       14,964                    $520,836                         7.7%
2011                 4                       12,047                    $377,052                         5.6%
2012                 2                        3,833                    $121,656                         1.8%
2013                 6                       15,491                    $570,360                         8.5%

(1) Based upon 2004 annualized base rental of $6,729,672 including month to month leases.

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Trust's Indianapolis, Indiana property as of December 31, 2003:

                 Number of             Aggregate sq/ft.
           Tenants whose Leases           Covered by               2003 Rental for            Percentage of Total
                   Expire              Expiring Leases           Leases Expiring (1)         Annualized Rental (1)
                   ------              ---------------           -------------------         ---------------------
2004                 22                      23,223                    $316,469                       22.60%
2005                 12                      22,022                    $310,146                       22.15%
2006                 9                       20,380                    $290,578                       20.75%
2007                 1                          286                      $4,004                         .29%
2008                 3                        7,828                    $123,657                        8.83%
2009                 1                        4,468                     $64,786                        4.62%
2010                 2                        3,276                     $88,541                        6.32%
2011                 0                            0                           0                            0
2012                 0                            0                           0                            0
2013                 0                            0                           0                            0

(1) Based upon 2004 annualized base rental of $1,400,178 including month to month leases.

The following table sets forth the realty tax rate and annual realty tax for each of the Trust's properties for 2003.

         Property                        Realty Tax Rate          2003 Taxes
         --------                        ---------------          ----------
         Shopping Mall
            Park Plaza                        1.38                  $806,994

         Office Building
            Circle Tower                     3.4540                  $80,115


See "Item 7. Management's Discussion and Analysis and Results of Operations" for information relating to capital improvements at the Trust's properties.

VenTek leased a 16,256 square foot facility located in Petaluma, CA. In February 2004, VenTek moved into a 6,689 square foot facility at the same location which is adequate for VenTek's needs. VenTek's lease is now month to month and may be terminated by either landlord or VenTek on 120 days prior notice. The annual rent was $145,000 in 2003. Base rent for the new space is $5,000 per month.

ITEM 3. LEGAL PROCEEDINGS

PREFERRED SHAREHOLDERS LAWSUITS

Kimeldorf v. First Union Real Estate Equity and Mortgage Investments, et al. On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P. ("Gotham Partners"), a then substantial shareholder of the Trust controlled by affiliates of William A. Ackman, who was at the time Chairman of the Board of Trustees of the Trust, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, pursuant to which the Trust agreed to merge with and into Gotham Golf.

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

In November 2002, the plaintiffs in the preferred shareholder litigation filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The Court held a hearing on that issue on November 20. On November 21, 2002, the Court issued an order denying the defendants' motion to dismiss the complaint and granting plaintiffs' motions for preliminary injunction and expedited discovery in connection with the proposed merger. Following hearings with respect to the plaintiffs' motions, the Court issued an order in December 2002 granting a preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The Trust appealed the Court's order barring the transaction in the Appellate Division of the New York Supreme Court. Oral argument on the appeal was heard by the Appellate Division on March 11, 2003.

On April 30, 2003, the trial court granted the plaintiffs' motion to certify the litigation as a class action. However, plaintiffs never submitted an order identifying the certified class, and the court has issued an order nullifying the grant of class certification.

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

In July 2003, Kimeldorf and First Carolina each filed separate motions with the trial court seeking to hold the defendants in contempt as a result of the execution and performance of the Termination Agreement. The plaintiffs contended that these actions violated the trial court's injunction against the consummation of the merger between the Trust and Gotham Golf. Defendants filed a brief in opposition to the motions. The trial court heard oral argument on July 29, 2003 and has taken the motions under advisement.

On September 4, 2003, the Appellate Division, First Department of the New York Supreme Court, issued its ruling on the appeal by the Trust and the other defendants of the trial court's order barring the merger transaction. The five-member Appellate Division panel unanimously found that the legal standard for the granting of the injunction had not been satisfied and, accordingly, the order of the trial court granting the injunction was reversed and the injunction vacated. Plaintiff preferred shareholders did not appeal this decision.

As of January 23, 2004, the parties to the consolidated Kimeldorf case entered into a Memorandum of Understanding ("MOU") providing for the terms of the resolution of the litigation. Under the terms of the MOU, the consolidated Kimeldorf case will be dismissed with prejudice and no payment of any kind will be made to the plaintiffs or their counsel in connection with the dismissal. Each party will bear its own fees, costs, and expenses of the litigation. It is expected that the parties to the consolidated Kimeldorf case will submit the pleadings to the Court in order to effectuate the terms of the MOU during the first quarter of 2004.

COMMON SHAREHOLDERS LAWSUITS

Fink v. First Union Real Estate Equity and Mortgage Investments. On or about January 24, 2003, the Trust was served with a complaint filed in the Supreme Court of New York, New York County on behalf of a purported holder of the Trust's common shares, on behalf of himself and the common shareholders as a class. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and a certification that the plaintiff, Robert Fink, is the representative of the class. Named as defendants in the lawsuit are the Trust, Gotham Partners, the companies affiliated with Gotham Partners and the Trust that are parties to the Merger Agreement, William Ackman and the four then current Trustees of the Trust. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. The relief requested by the plaintiff includes an injunction preventing the defendants from proceeding with consummation of the merger, rescission of the merger if it occurs, an accounting for any profits realized by the defendants as a result of the actions complained of, an order permitting the creation of a shareholders' committee composed of the Trust common shareholders and their representatives to manage the affairs of the Trust, compensatory damages and the costs and disbursements of plaintiff's counsel.

On or about February 14, 2003, the parties to this lawsuit stipulated that the defendants need not answer or otherwise respond to the complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time. The Trust believes that the purpose of the stipulation was to delay court proceedings in this lawsuit until the outcome of the appeal of the injunction entered in the Kimeldorf case (see "Termination of Proposed Transaction," above) was decided by the Appellate Division.

On or about July 3, 2003, the Plaintiff filed an amended complaint which seeks additional relief based upon the termination agreement, including a request that the defendants be required to return to the Trust the termination fee paid to Gotham as well as the consideration paid for Gotham's shares in the Trust. As with the original complaint, the parties have stipulated that the defendants need not answer or otherwise respond to the amended complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time. The Trust does not believe that this matter will have a material impact on the operations of the Trust.

K-A & Company, LTD. v. First Union Real Estate Equity and Mortgage Investments. On or about February 12, 2003, a complaint was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by a purported holder of the Trust's common shares, on behalf of itself and the Trust common shareholders as a class. Named as defendants in the lawsuit are the Trust, Gotham Partners, William Ackman and four of the then current Trustees of the Trust. The allegations made and the relief requested in the K-A suit are substantially identical to those of the Fink suit referenced above. This lawsuit was removed by notice filed by defendants to the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV 0460).

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

Following the issuance of the Appellate Division, First Department of the New York Supreme Court of its reversal of the order granting the injunction, and the vacating of the injunction, granted in the Kimeldorf case, the plaintiffs in the K-A & Company, LTD. case voluntarily dismissed their complaint with prejudice in October 2003.

OTHER LITIGATION

PEACH TREE MALL LITIGATION

The Trust, as one plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court, the case was remanded to the trial court for further proceedings.

After the remand to the trial court, the Trust and the other plaintiffs pursued a retrial before the court. The retrial of the litigation commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally held in favor of the State of California. In February 2002, the plaintiffs filed a notice of appeal in the California Court of Appeals. The appellate briefing was completed in May 2003. On November 26, 2003, the Court of Appeals issued its decision reversing the decision of the trial court. The Court held that the State was liable for the damages caused by the flood. The Court of Appeals remanded the case to the trial court for a determination of the damages to plaintiffs, including the Trust, and for an award of attorney's fees and costs. The State filed a petition for rehearing in the Court of Appeals, which was denied on December 24, 2003. On January 2, 2004, the State filed a petition for review with the California Supreme Court. Plaintiffs, including the Trust, filed an opposition to the petition on January 21, 2004, and the State filed a reply on January 29, 2004. The Trust anticipates that the California Supreme Court will rule on whether to grant review during the second quarter of 2004.

INDEMNITY TO IMPERIAL PARKING LIMITED

In 1999, Newcourt Financial Ltd. ("Newcourt") brought a claim in Ontario, Canada against an affiliate of the Trust and Imperial Parking Limited alleging a breach of a contract between the Trust's affiliate and Newcourt's predecessor-in-interest, Oracle Credit Corporation and Oracle Corporation Canada, Inc. The Trust's affiliate and Imperial Parking Limited brought a separate action in British Columbia, Canada against Newcourt, Oracle Credit Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's Board of Trustees and the Imperial Parking Limited board of directors. On March 27, 2000, in connection with the spinoff of Imperial Parking Corporation (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust granted an indemnity to Imperial Parking Corporation in respect to damages arising from the outstanding actions.

Numerous attempts to settle this matter have not been successful. The Trust has reserved $600,000 in its combined financial statements for this claim. The reserved amount consists of the face amount of the contract of $425,000 and estimated costs of $175,000. The amount of Newcourt's claim, $825,000, includes its calculation of interest on the amount due at the default rate under the contract. The Trust believes that, due to the failure of attempted settlement negotiations, discovery will commence, and the matter will become more actively litigated. The Trust intends to defend vigorously against the claims brought against the parties that it has indemnified and to pursue their separate claims with respect to this matter.

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

In July 2003, the Trust and the plaintiff entered into a settlement agreement providing for the payment by the Trust of $350,000 to the plaintiff in full settlement of the claim and the suit was dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR TRUST'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

                        MARKET PRICE AND DIVIDEND RECORD

                                                                     Dividends
                                  High         Low                   Declared

   2003 Quarters Ended

            December 31                 $2.32          $1.76              $   --

            September 30                 1.89           1.72                  --

            June 30                      1.89           1.65                  --

            March 31                     1.78           1.47                  --
                                                                     -----------
   Total                                                                 $    --
                                                                     ===========

   2002 Quarters Ended

            December 31                $ 2.30          $1.60             $    --

            September 30                 2.30           2.14                   -

            June 30                      2.43           2.21                0.10

            March 31                     2.48           2.32                0.10
                                                                     -----------
   Total                                                                 $  0.20
                                                                     ===========


The Trust's shares are traded on the New York Stock Exchange (Ticker Symbol:
FUR). As of December 31, 2003, there were 1,999 record holders of the Common Shares. The Trust estimates the total number of beneficial owners at approximately 2,900.

During 2003, the Trust was not required to make any minimum distributions to its common shareholders to maintain its REIT status.

ITEM 6.  SELECTED FINANCIAL DATA.

These Selected Financial Data should be read in conjunction with the Combined Financial Statements and Notes thereto.

For the years ended December 31, (In thousands, except per share data and footnotes)

                                                   2003        2002          2001         2000         1999
                                                   ----        ----          ----         ----         ----
OPERATING RESULTS
Revenues                                        $   16,646   $  18,701    $   31,391   $  67,265    $ 120,774
                                                ==========   =========    ==========   =========    =========
Loss before write-down of investment,
   unrealized loss on carrying value of
   assets identified for disposition, gain
   on sale, and loss from discontinued
   operations                                       (5,956)     (5,032)       (3,155)    (16,697)     (18,002)

Write-down of investment (2)                          --          --         (11,463)       --           --
Unrealized loss on carrying value of assets
   identified for disposition                         --          --            --       (19,150)      (9,800)
Gain on sale                                            54        --          30,096      76,114       28,334
                                                ----------   ---------    ----------   ---------    ---------



(Loss) income before loss from discontinued
   operations                                   $   (5,902)  $  (5,032)   $   15,478   $  40,267    $     532

Loss from discontinued operations (1)                 --          --            --          --         (6,836)
                                                ----------   ---------    ----------   ---------    ---------
Net (loss) income                               $   (5,902)  $  (5,032)   $   15,478   $  40,267    $  (6,304)

Preferred Dividend                                  (2,064)     (2,067)       (2,068)     (2,450)      (2,833)
                                                ----------   ---------    ----------   ---------    ---------

Net (loss) income applicable to shares of
   beneficial interest                          $   (7,966)  $  (7,099)   $   13,410   $  37,817    $  (9,137)
                                                ==========   =========    ==========   =========    =========

Dividends declared for shares of beneficial
   interest                                     $     --     $   6,962    $     --     $   6,583    $  13,166
                                                ==========   =========    ==========   =========    =========
Per share of beneficial interest:
(Loss) income before loss from discontinued
   operations, basic                            $    (0.26)  $   (0.20)   $     0.37   $    0.92    $   (0.06)

Loss from discontinued operations, basic (1)          --             -     -                --          (0.18)
                                                ----------   ---------    ----------   ---------    ---------
Net (loss) income applicable to shares of
   beneficial interest, basic                   $    (0.26)  $   (0.20)   $     0.37   $    0.92    $   (0.24)
                                                ==========   =========    ==========   =========    =========
(Loss) income before loss from discontinued
   operations, diluted                          $    (0.26)  $   (0.20)   $     0.37   $    0.85    $   (0.06)
Loss from discontinued operations, diluted(1)         --          --            --          --          (0.18)
                                                ----------   ---------    ----------   ---------    ---------
Net (loss) income applicable to shares of
   beneficial interest, diluted                 $    (0.26)  $   (0.20)   $     0.37   $    0.85    $   (0.24)
                                                ==========   =========    ==========   =========    =========
Dividends declared per share of beneficial
   interest                                     $     --     $    0.20    $-           $   1.124    $    0.31
                                                ==========   =========    ==========   =========    =========

                                  2003      2002     2001      2000      1999
                                  ----      ----     ----      ----      ----
FINANCIAL POSITION AT YEAR END
Total assets                    146,838   171,825   185,669   462,598   502,792
Long-term obligations (3)        41,457    54,319    54,616   171,310   207,589
Total equity                     96,720   108,107   122,168   120,383   169,710


(1) The results of Imperial Parking Limited have been classified as discontinued operations for 2000 and 1999, as Imperial Parking Limited was spun off to the shareholders of the Trust in 2000.

(2) In 2001, the Trust wrote off $11.5 million, the entire balance, of its warrants and preferred stock investment in HQ Global Holdings, Inc., including accrued dividends.

(3) Included in long-term obligations are senior notes and mortgage loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

TERMINATION OF THE PROPOSED TRANSACTION WITH GOTHAM PARTNERS

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

In November 2002, the plaintiff in the preferred shareholder litigation (see
Item 3. "Legal Proceedings") filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendants' motion to dismiss the complaint and granting plaintiff's motions for preliminary injunction and expedited discovery in connection with the proposed merger. Following hearings with respect to the plaintiff's motions, the court issued an order in December 2002 granting a preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The Trust appealed the court's order barring the transaction in the Appellate Division of the New York Supreme Court. Oral argument on the appeal was heard by the Appellate Division on March 11, 2003.

On June 25, 2003 the Trust entered into a Settlement, Termination and Standstill Agreement (the "Agreement") with, among others, Gotham Partners. The Agreement provided for the termination of the merger agreement regarding the merger of the Trust with Gotham Golf, the purchase by the Trust of 5,841,233 common shares of the Trust owned by Gotham Partners and its affiliates for approximately $11.1 million and a termination payment to Gotham Partners of $2.4 million. The Agreement also provides that neither Gotham Partners nor any affiliate will enter into or agree to enter into any form of business combination, acquisition or other transaction involving the Trust or any majority-owned affiliate for a period of five years from the date of the Agreement. The termination payment was recognized as a general and administrative expense during 2003.

On September 4, 2003, the Appellate Division, First Department of the New York Supreme Court, issued its ruling on the appeal by the Trust and the other defendants of the trial court's order barring the merger transaction. The five-member Appellate Division panel unanimously found that the legal standard for the granting of the injunction had not been satisfied and, accordingly, the order of the trial court granting the injunction was reversed and the injunction vacated. Plaintiff preferred shareholders did not appeal this decision. As the transaction had already been terminated prior to the issuance of the opinion, the opinion had no effect on the terminated transaction.

As of January 23, 2004, the parties to the preferred shareholder case entered into a Memorandum of Understanding ("MOU") providing for the terms of the resolution of the litigation. Under the terms of the MOU, the preferred shareholder case will be dismissed with prejudice and no payment of any kind will be made to the plaintiffs or their counsel in connection with the dismissal. Each party will bear its own fees, costs, and expenses of the litigation which amounted to approximately $1,300,000 for the Trust at December 31, 2003. It is expected that the parties to the preferred shareholder case will submit the pleadings to the Court in order to effectuate the terms of the MOU during the first quarter of 2004.

THE FUR INVESTORS TRANSACTION

On November 26, 2003, the Trust entered into a Stock Purchase Agreement with FUR Investors, LLC, an entity controlled by real estate investor Michael L. Ashner, pursuant to which the Trust agreed to sell to FUR Investors, LLC a minimum of 5,000,000 and a maximum of 5,185,724 newly issued common shares at a price of $2.60 per share. As part of the transaction, FUR Investors, LLC was required to, and did, commence a tender offer to purchase up to 5,000,000 common shares, at a price of $2.30 per share. Upon consummation of the tender offer, on December

31, 2003, FUR Investors LLC acquired 5,000,000 common shares pursuant to the tender offer at a price of $2.30 per share and purchased an additional 5,000,000 newly issued common shares pursuant to the terms of the Stock Purchase Agreement for a price of $2.60 per share. As a result of these purchases, FUR Investors LLC acquired a total of 10,000,000 of the outstanding common shares representing 32.2% of the total outstanding common shares.

In connection with the transactions contemplated by the Stock Purchase Agreement, (i) Michael L. Ashner was appointed as the Chief Executive Officer of the Trust, (ii) the Trust entered into an Advisory Agreement with FUR Advisors, LLC, an affiliate of FUR Investors, LLC, (iii) Mr. Ashner entered into an exclusivity agreement, and (iv) FUR Investors, LLC entered into a covenants agreement. In addition, Daniel J. Altobello and Jeffrey Citrin resigned as members of the Board of Trustees, and three new trustees were appointed to the Board of Trustees. As a result, the Board of Trustees presently consists of six members.

OTHER MATTERS

The Trust could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs. The Trust's insurance policies were renewed in November 2003. The rates remained stable from the prior year. Management is currently renewing the Trust's insurance policies with a view towards obtaining better or comparable coverage at a reduced cost. The Trust's Directors' and Officers' insurance will expire on June 13, 2004 at which time it is expected that the policy will be renewed.

The Board of Trustees of the Trust authorized a share repurchase plan in July 2003. The plan allows for the Trust to purchase up to $10.0 million of its common and preferred shares in the market or private transactions. During 2003, the Trust repurchased and retired 2,914,215 common shares of beneficial interest for approximately $5.3 million.

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

SHAREHOLDER LITIGATION

Three separate lawsuits were filed, one has since been dismissed with prejudice, and the others settled, with respect to the proposed transactions between the Trust and Gotham Partners relative to the Merger Agreement of February 13, 2002, which Merger Agreement was terminated effective June 25, 2003. (See "Item 8. Financial Statements - Note 2").

PARK PLAZA MALL

Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with a subsidiary of the Trust that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed a notice of appeal of this ruling in the Supreme Court of Arkansas. A hearing of the appeal was held on October 30, 2003. On December 4, 2003, the Supreme Court of Arkansas determined that any zoning changes needs to be approved by voters through a referendum. Simon Property Group announced in February 2004 that it was no longer proceeding with the proposed development.

Under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at Park Plaza Mall beyond July 2003 but may continue operations at Park Plaza Mall through 2031. The Trust had approached Dillard's to extend this covenant and continues to explore options with Dillard's; however, to date, no agreement with Dillard's has been reached. If Dillard's does not maintain its presence as an anchor store at Park Plaza Mall, the Park Plaza Mall would experience a loss of revenue and likely an event of default under the mortgage, thereby causing the value of the Park Plaza Mall to be materially and adversely affected. In such circumstances, there would be an impairment of the value of the property and a loss could be recognized. There can be no assurance that Dillard's will maintain its presence as an anchor store at Park Plaza Mall. If it chooses to close one or both of its stores, many of the tenants have the right to terminate their leases without incurring a substantive penalty or to pay less rent.

With respect to capital improvements, the Trust completed the repair of Park Plaza Mall's roof at a cost of approximately $0.6 million during the first quarter of 2003. For 2004, the Trust has budgeted approximately $2.4 million for capital improvements and capitalized tenant procurement costs at Park Plaza Mall.

CIRCLE TOWER

In December 2003, the Trust deposited with an escrow agent the sum of $700,000 which amount is to be applied to the purchase of the land underlying the Indianapolis property and the expenses associated therewith. At the time the funds were deposited with the escrow agent, the Trust offered to purchase from each owner of the land their respective interests in the land at any time prior to May 31, 2004 for a price equal to such owner's allocable share of the amount placed in escrow. At March 1, 2004, the Trust had acquired interests in the land representing approximately a 73% interest in the land.

For 2004, the Trust has budgeted approximately $402,000 for capital improvements and capitalized tenant procurement costs at Circle Tower.

VENTEK

The Trust's subsidiary, VenTek, a manufacturer of transit ticketing equipment, has incurred significant operating losses through December 31, 2003. During 2003, VenTek eliminated overhead and sold the parking operations portion of the business. The Trust has provided performance bond guarantees entered into with respect to two contracts of VenTek with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantee in the amount of $5.3 million expired in September 2003 and the remaining guarantee in the amount of $6.2 million will expire in September 2004. As of December 31, 2003, VenTek had delivered all equipment required under these contracts and no amounts had been drawn against these guarantees. If a warranty or service claim against VenTek is made or VenTek fails or is unable to perform in accordance with the remaining contract, the Trust may be responsible for payment under the guarantee. In connection with one of the contracts, VenTek settled a claim for liquidated damages for approximately $0.1 million during the year ended December 31, 2003. During the third quarter of 2003, VenTek entered into a new contract with one of the transit authorities for $2.2 million and received a change order for $0.8 million in the fourth quarter from the other transit authority to manufacture transit ticket vending machines. The contract and change order are presently expected to be completed by November 30, 2004. In connection with the contract, the Trust provided cash collateral of $1.1 million which is equal to 50 percent of the contract value of $2.2 million to secure a Letter of Credit required by the bonding company. During 2004, current management decided to dispose of VenTek. It is expected that the disposition will take place during 2004.

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

During 2004, the Trust decided to dispose of VenTek. It is expected that the disposition will take place during 2004. For the year ended December 31, 2003, VenTek's loss from operations of $1.4 million consisted of $1.9 million of revenue, a gain on sale of approximately $0.1 million and expenses of $3.4 million. VenTek's assets at December 31, 2003 of $1.0 million consist of $0.6 million of inventory, $0.3 million of receivables and prepayments and $0.1 million of fixed assets. VenTek's liabilities at December 31, 2003 consist of $1.7 million of accounts payable and accrued liabilities.

OTHER CONTINGENCY

Revenue Canada has commenced a tax audit of Imperial Parking Corp. of Canada ("Imperial Parking"). Imperial Parking has communicated to the Trust that it expects that Revenue Canada will disallow deductions previously taken by Imperial Parking. As a result, the Trust has accrued, as its best estimate, $700,000 for financial reporting purposes related to this matter, although there can be no assurance as to the ultimate outcome.

SUBSEQUENT EVENTS

Atlantic Realty

In January 2004, the Trust acquired 267,000 shares in Atlantic Realty Trust (NASD: ATLRS) representing 7.5% of the outstanding shares in Atlantic Realty. The Trust acquired these shares with a view to making a profit on its investment. In light of its investment objectives, on January 12, 2004, the Trust contacted Atlantic Realty to discuss a possible business combination between Atlantic Realty and the Trust. In general, the proposal seeks to merge Atlantic Realty with and into the Trust, or a subsidiary thereof, in exchange for $16.25 per common share of beneficial interest, payable, at the election of the shareholder of Atlantic Realty, either (i) in cash, or (ii) in exchange for the Trust's Series A cumulative convertible redeemable preferred shares of beneficial interest (the "Preferred Shares") at a rate of .65 Preferred Shares per Share. In the event that Atlantic Realty shareholders holding more than 1,901,760 shares in the aggregate elect to receive Preferred Shares, such shareholders will receive (i) a number of Preferred Shares equal to (a) .65 multiplied by (b) a fraction, the numerator of which is 1,901,760 and the denominator of which is the total number of shares to be exchanged for Preferred Shares and (ii) cash equal to (x) $16.25 multiplied by (y) a fraction, the numerator of which is the number of shares to be exchanged for Preferred Shares less 1,901,760 and the denominator of which is the number of shares to be exchanged for Preferred Shares. The consideration would be subject to upward or downward adjustment, as the case may be, based (i) on a projected post-closing net cash balance of Atlantic Realty of $17,500,000 and (ii) any stock splits, issuances, repurchases, reclassifications and other transactions affecting the value of Atlantic Realty. The proposal also provides that it is subject to, among other things, the satisfactory completion by the Trust of a five-business day due diligence review of Atlantic Realty. In addition, the Trust requested a waiver to acquire in excess of 9.8% of the outstanding shares in Atlantic Realty. The terms of such waiver proposed by Atlantic Realty were rejected by the Trust and no such waiver was obtained. Atlantic Realty has advised the Trust that they have established a special committee to review the Trust's proposal as well as any other proposals and will advise the Trust as to the adequacy of its proposal in due course.

NorthStar Loan

On March 3, 2004, the Trust acquired from Bank of America, N.A. a loan receivable from NorthStar Partnership, L.P. in the principal amount of approximately $16.944 million (the "NorthStar Loan"). The NorthStar Loan is evidenced by a Credit Agreement, Promissory Note and collateral documents. The NorthStar Loan is secured by a first priority lien on all or a portion of NorthStar's interest in Morgans Hotel Group LLC, Emmes & Company LLC and Presidio Capital Investment Company, LLC as well as certain other assets of NorthStar. Upon acquisition, the NorthStar Loan was modified to extend the maturity date for one year to May 28, 2005 and provides for an option to NorthStar to further extend the maturity date, upon payment of a one point fee, for up to two optional six-month extensions. The NorthStar Loan was further modified to provide for an initial interest rate of at a minimum of 12% per annum, with a yield to maturity of 12.86%, increasing by two percentage points for each six month renewal term. In addition, NorthStar was required to establish a reserve equal to interest for six months and, upon the occurrence of certain events, to increase such reserve to one year's interest. The NorthStar Loan requires payments of interest only, is prepayable at any time, together with a premium, and requires mandatory prepayments from asset sales or refinancings after the first $9 million in proceeds from such sales or refinancings. Further, the Trust entered into an agreement pursuant to which it has an option to invest in certain transactions involving assets of NorthStar which are offered to existing equityholders of NorthStar, or their affiliates.

Due to the nature and amount of the NorthStar Loan, in order to comply with the rules applicable to real estate investment trusts, a portion of the NorthStar Loan is held by a wholly-owned subsidiary of the Trust that has elected to be treated as a taxable REIT subsidiary. Accordingly, the portion of income allocated to the amount of the NorthStar Loan held by the taxable REIT subsidiary will be subject to corporate level tax.

Park Plaza Mall

In March 2004, the Trust engaged a real estate broker to begin marketing the Park Plaza Mall property for sale. It cannot be determined at this time as to what price or even if the property will ultimately be sold.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Unrestricted and restricted cash and cash equivalents increased by approximately $11.9 million (to $17.8 million from $5.9 million) when comparing the balance at December 31, 2003 to the balance at December 31, 2002.

The Trust's net cash provided by investing activities of $34.0 million was partially offset by net cash used for operating activities of $3.7 million and net cash used for financing activities of $18.4 million. Cash used for financing activities included $16.4 million for the repurchase of shares of beneficial interest, $12.5 million for the payment of senior notes, $2.1 million in cash dividends to preferred shareholders and $0.3 million of mortgage amortization, which was partially offset by $13.0 million received for the issuance of new common shares. Cash provided by investing activities consisted of the excess of maturities over purchases of investments of $35.0 million and approximately $0.1 million of proceeds from the sale of the VenTek parking business. Cash used for investing activities consisted of $1.1 million of improvements to properties.

The Trust declared a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders (the "Preferred Shareholders") in the fourth quarter of 2003. The dividend was paid January 30, 2004 to shareholders of record at the close of business on December 31, 2003. In addition, the Trust paid a dividend of $0.5 million ($0.525 per share) to the Preferred Shareholders in the first, second and third quarters. During 2003, the Trust was not required to make any distributions to its common shareholders to maintain its REIT status.

At December 31, 2003, the Trust owned $48.905 million in face value of U.S. Treasury Bills and Federal Home Loan Bank Discount Notes. The U.S. Treasury Bills and Federal Home Loan Bank Discount Notes are of maturities of less than 90 days and classified as held to maturity. The average yields for the years ended December 31, 2003 and 2002 were 1.03% and 1.61%, respectively. At December 31, 2003, the Trust also owned $20.0 million in interest bearing commercial paper. The average yield for the year ended December 31, 2003 was 1.29%.

On October 1, 2003, the Trust satisfied the senior notes in full.

         A summary of the Trust's borrowings and repayment timing is as follows (in millions):

                                                         Payments Due by Period
                                                         ----------------------
Contractual Obligations      Total Years    Less than 1 Year     1-3 Years      4-5 Years    After 5 Years
-----------------------      -----------    ----------------     ---------      ---------    -------------
Mortgage Loan Payable           $41.5             $0.3              $0.8          $1.0           $39.4
                                =====             ====              ====          ====           =====

During 2003, the Trust, FUMI or FUMI's subsidiaries were party to two leases under which it had rental payment obligations. VenTek leases space in Petaluma, California on a month to month basis at a monthly rental rate of

$5,000. In addition, the Trust was obligated to pay rent at a property in Dallas, Texas that it had sublet. The term of this lease expired in February 2004.

As described above, the Trust has made an offer to acquire the land underlying its Circle Tower property. In connection with this offer, the Trust deposited with an escrow agent the sum of $700,000 which amount is to be applied to the purchase of the land underlying the Circle Tower property and the expenses associated therewith.

VenTek had open purchase orders of approximately $0.5 million at December 31, 2003 related to its outstanding contract and change order.

RESULTS OF OPERATIONS - 2003 VERSUS 2002

Net loss applicable to shares of beneficial interest for the year ended December 31, 2003 was $8.0 million as compared to net loss of $7.1 million for the year ended December 31, 2002. Net loss for the year ended December 31, 2003 included gain on sale of $54,000 related to the sale of the VenTek parking business.

Property net operating income, which is rent less property operating expenses and real estate taxes, increased for the year ended December 31, 2003 to $8.2 million from $7.7 million in 2002. The increase was attributable to an increase in revenues of $0.3 million, a decrease in operating expenses of $0.1 million and a decrease in real estate taxes of $0.1 million. Revenues increased by $0.3 million for the year ended December 31, 2003, due to lease termination fees received of $0.3 million at Park Plaza. A decrease in occupancy at Park Plaza to 82% from 86% was partially offset by an increase in rental rates to $31.52 from $30.28 per square foot when comparing the year ended December 31, 2003 to December 31, 2002. Occupancy rates increased to 89% from 81% and rental rates increased to $14.25 from $13.80 per square foot at Circle Tower when comparing the periods. Included in operating expenses are $0.2 million in 2002 of costs incurred in connection with the matters described above in the Park Plaza Mall section. Real estate taxes decreased by $0.1 million due to a refund from taxes paid in a previous year on a sold property.

Interest income decreased by $0.8 million during the year ended December 31, 2003, as compared to 2002. The decrease is a result of lower amounts invested and lower interest rates between the periods.

Depreciation and amortization increased from 2003 to 2002 due to an increase in building and improvements. Interest expense decreased when comparing the periods due to the payment of principal on the mortgage loan and repayment of senior notes on October 1, 2003.

General and administrative expenses increased by $1.2 million when comparing the year ended December 31, 2003 to the comparable period in 2002. Included in general and administrative expenses for the years ended December 31, 2003 and 2002 are approximately $2.9 million and $2.6 million, respectively, of the Trust's transaction costs related to the Gotham proposal. Such costs for 2003 included the $2.4 million termination fee paid to Gotham Partners. During the year ended December 31, 2003 and 2002, $0.4 million and $0.8 million, respectively, of costs related to the preferred shareholders lawsuits were included in general and administrative expense. Also included in general and administrative expenses are $0.4 million and $0.8 million in 2003 and 2002, respectively, to a firm that is providing management services to VenTek. During the year ended December 31, 2003, the Trust accrued for financial reporting purposes a $0.7 million tax contingency described above in "Other Contingency." In addition, there was an increase in insurance premiums of $0.3 million, trustee fees of $0.1 million and legal fees of $0.1 million.

VenTek incurred a net loss of approximately $1.6 million for the year ended December 31, 2003, as compared to a net loss of approximately $1.8 million for the year ended December 31, 2002. Sales decreased for the year ended December 31, 2003 to $1.9 million from $2.9 million in 2002 and cost of goods sold decreased to $3.3 million from $4.9 million for the same period. The decrease in both sales and cost of goods sold is due to the winding down of current contracts. During the third quarter of 2003, VenTek entered into a new contract for $2.2 million with one of the transit authorities to manufacture additional ticket vending machines. In addition in October 2003 VenTek received a change order on an existing contract to manufacture additional ticket vending machines for $0.8 million.

During the year ended December 31, 2002, VenTek settled a claim for $0.5 million against a California transit agency. The claim arose in 1999 from a termination for convenience by the agency of a contract with VenTek. The amount recovered is included in other income for the year ended December 31, 2002. During the year ended December 31, 2003, eight employees were terminated in connection with the sale of the parking business. During the year ended December 31, 2002 nine employees were terminated who were involved in both the transit ticketing and parking equipment, as well as administrative functions. Severance expenses of approximately $0.3 million and $0.1 million were recorded during the years ended December 31, 2003 and 2002, respectively. There was no backlog for VenTek at December 31, 2003 besides the new contract and the change order. Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek's backlog is subject to fluctuations and is not necessarily indicative of future sales. The failure to replace backlog has resulted in lower revenues.

RESULTS OF OPERATIONS - 2002 VERSUS 2001

Net loss applicable to shares of beneficial interest for the year ended December 31, 2002 was $7.1 million as compared to net income of $13.4 million for the year ended December 31, 2001. Net income for the year ended December 31, 2001 included a write-down of an investment in preferred stock and warrants to purchase common shares of HQ Global Holdings Inc. ("HQ") of $11.5 million, as well as, a gain on sale of real estate of $30.1 million. The gain for the year ended December 31, 2001 related to the sale two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in operations of the properties (the "Purchased Assets").

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

VenTek incurred a net loss of approximately $1.8 million for the year ended December 31, 2002, as compared to a net loss of approximately $1.6 million for the year ended December 31, 2001. Sales decreased for the year ended

December 31, 2002 to $2.9 million from $7.6 million in 2001 and cost of goods sold decreased to $4.9 million from $8.8 million for the same period. The decrease in both sales and cost of goods sold is due to the winding down of current contracts and having nominal new business. As described above, during the year ended December 31, 2002, VenTek settled a claim for $0.5 million against a California transit agency, which amount is included in other income. During the year ended December 31, 2002 nine employees were terminated. These employees were involved in both the transit ticketing and parking equipment, as well as administrative functions. Severance expenses of less than $0.1 million was recorded during both the years ended December 31, 2002 and 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The effect of this statement on the Trust's financial statements was the reclassification of extraordinary loss on early extinguishment of debt to interest expense, however, this had no effect on the Trust's net income applicable to shares of beneficial interest.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. The statement had no effect on the Trust's combined financial statements for 2003.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Trust will be required to adopt FIN 46R in the first fiscal period ending after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and noncontrolling interest of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. It is not anticipated that the effect on the Trust's Combined Financial Statements would be material.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares require mandatory redemption. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Trust's combined financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

INTEREST RATE RISK

All of the Trust's loans outstanding at December 31, 2003 have fixed interest rates. The Trust's investments in U.S. Treasury Bills, Federal Home Loan Bank Discount Notes, and commercial paper mature in less than 90 days and therefore are not subject to significant interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS


             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

                                  AN OHIO TRUST

                          COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                    I N D E X

                                                                                                Page
                                                                                               Number
                                                                                               ------
    Independent Auditors' Report.................................................................36
    Combined financial statements, years ended December 31, 2003, 2002 and 2001
         Combined Balance Sheets.................................................................37
         Combined Statements of Operations.......................................................38
         Combined Statements of Shareholders' Equity.............................................39
         Combined Statements of Cash Flows.......................................................40

    Notes to Combined Financial Statements.......................................................41

                          Independent Auditors' Report


The Board of Trustees and Shareholders
First Union Real Estate Equity and Mortgage Investments:

We have audited the accompanying combined balance sheets of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ KPMG LLP



New York, New York
March 4, 2004

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS
Combined Balance Sheets
As of December 31, (In thousands, except share data)

                                                                                    2003         2002
                                                                                 ---------    ---------
ASSETS
Investments in real estate, at cost
  Land                                                                           $   6,086    $   6,086
  Buildings and improvements                                                        65,897       64,867
                                                                                 ---------    ---------
                                                                                    71,983       70,953
  Less - Accumulated depreciation                                                  (14,102)     (12,057)
                                                                                 ---------    ---------
    Investments in real estate, net                                                 57,881       58,896

Other assets
  Cash and cash equivalents - unrestricted                                          14,924        3,897
                            - restricted                                             2,818        1,968
  Accounts receivable and prepayments, net of allowances
      of $223 and $601, respectively                                                 1,291        1,625
  Investments                                                                       68,986      103,974
  Inventory, net of reserve                                                            591        1,033
  Unamortized debt issue costs, net                                                    214          278
  Other                                                                                133          154
                                                                                 ---------    ---------
    Total assets                                                                 $ 146,838    $ 171,825
                                                                                 =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage loan, including current portion of $343 and $324, respectively        $  41,457    $  41,781
  Note payable                                                                          64           80
  Senior notes                                                                        --         12,538
  Accounts payable and accrued liabilities                                           7,654        8,332
  Dividends payable                                                                    516          516
  Deferred items                                                                       427          471
                                                                                 ---------    ---------
    Total liabilities                                                               50,118       63,718
                                                                                 ---------    ---------

Shareholders' equity
  Convertible preferred shares of beneficial interest, $25 per share liquidation preference, 2,300,000 shares authorized, 983,082
      outstanding in 2003 and 2002                                                  23,131       23,131
  Shares of beneficial interest, $1 par, unlimited authorized, 31,058,913
      and 34,814,361 shares, outstanding in 2003 and 2002                           31,059       34,814
  Additional paid-in capital                                                       207,968      207,634
  Accumulated distributions in excess of net income                               (165,438)    (157,472)
                                                                                 ---------    ---------
    Total shareholders' equity                                                      96,720      108,107
                                                                                 ---------    ---------
Total liabilities and shareholders' equity                                       $ 146,838    $ 171,825
                                                                                 =========    =========



     The accompanying notes are an integral part of these combined financial statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS
Combined Statements of Operations
For the years ended December 31, (In thousands, except per share data)

                                                                  2003        2002        2001
                                                                --------    --------    --------
Revenues

     Rents                                                      $ 13,916    $ 13,643    $ 18,741
     Sales                                                         1,892       2,924       7,554
     Interest and dividends                                          838       1,659       5,091
     Other income                                                   --           475           5
                                                                --------    --------    --------
                                                                  16,646      18,701      31,391
                                                                --------    --------    --------

Expenses
     Property operating                                            4,965       5,043       6,981
     Cost of goods sold                                            3,279       4,892       8,777
     Real estate taxes                                               773         899       1,218
     Depreciation and amortization                                 2,161       2,077       3,837
     Interest                                                      4,551       5,102       7,983
     General and administrative                                    6,873       5,720       5,750
     Write-down of investment                                       --          --        11,463
                                                                --------    --------    --------
                                                                  22,602      23,733      46,009
                                                                --------    --------    --------

Loss before gain on sale                                          (5,956)     (5,032)    (14,618)
     Gain on sale                                                     54        --        30,096
                                                                --------    --------    --------

Net (loss) income                                                 (5,902)     (5,032)     15,478
     Preferred dividend                                           (2,064)     (2,067)     (2,068)
                                                                --------    --------    --------
Net (loss) income applicable to shares of beneficial interest   $ (7,966)   $ (7,099)   $ 13,410
                                                                ========    ========    ========

Per share data
Basic:
Net (loss) income applicable to shares of beneficial interest   $  (0.26)   $  (0.20)   $   0.37
                                                                ========    ========    ========

Diluted:
Net (loss) income applicable to shares of beneficial interest   $  (0.26)   $  (0.20)   $   0.37
                                                                ========    ========    ========

Basic weighted average shares                                     30,885      34,807      36,396
                                                                ========    ========    ========
Diluted weighted average shares                                   30,885      34,807      36,396
                                                                ========    ========    ========

     The accompanying notes are an integral part of these combined financial statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS
Combined Statements of Shareholders' Equity

(In thousands, except per share data)

                                        Number of    Amount of
                                        Preferred    Preferred    Number of   Amount of                Accumulated
                                        Shares of    Shares of    Shares of   Shares of   Additional  Distributions        Total
                                        Beneficial   Beneficial   Beneficial  Beneficial   Paid-In     in Excess of    Shareholders'
                                         Interest     Interest     Interest    Interest    Capital    Net Income (1)       Equity
                                        ----------  -----------  ------------ ---------- ----------- --------------- ---------------
Balance December 31, 2000                    985    $  23,171       39,697    $  39,697    $ 214,336   $(156,821)      $ 120,383
     Net income before
         preferred dividend                                                                               15,478          15,478
     Dividends paid or accrued on
         preferred shares
         ($2.10/share)                                                                                    (2,068)         (2,068)
     Shares repurchased                                             (4,891)      (4,891)      (6,734)                    (11,625)
                                       ---------    ---------    ---------    ---------    ---------   ---------       ---------
Balance December 31, 2001                    985       23,171       34,806       34,806      207,602    (143,411)        122,168
     Net loss before
         preferred dividend                                                                               (5,032)         (5,032)
     Dividends paid on shares                                                                                                 --
         of beneficial
         interest ($0.20/share)                                                                           (6,962)         (6,962)
     Dividends paid or accrued on
         preferred shares
          ($2.10/share)                                                                                   (2,067)         (2,067)
     Conversion of preferred shares           (2)         (40)           8            8           32                          --
                                       ---------    ---------    ---------    ---------    ---------   ---------       ---------

Balance December 31, 2002                    983       23,131       34,814       34,814      207,634    (157,472)        108,107
     Net loss before
         preferred dividend                                                                               (5,902)         (5,902)
     Dividends paid or accrued on
         preferred shares
         ($2.10/share)                                                                                    (2,064)         (2,064)
     Shares issued                                                  5,000        5,000        8,000                       13,000
     Shares repurchased                                            (8,755)      (8,755)      (7,666)                     (16,421)
                                       ---------    ---------    ---------    ---------    ---------   ---------       ---------
Balance December 31, 2003                    983    $  23,131      31,059     $  31,059    $ 207,968   $(165,438)      $  96,720
                                       =========    =========    =========    =========    =========   =========       =========


(1) Includes the balance of accumulated distributions in excess of net income of First Union Management, Inc. of $2,554, $4,173 and $5,699 as of December 31, 2001, 2002 and 2003, respectively.


     The accompanying notes are an integral part of these combined financial statements.

FIRST UNION REAL ESTATE EQUITY and MORTGAGE INVESTMENTS
Combined Statements of Cash Flows

For the years ended December 31, (In thousands)

                                                                                            2003           2002          2001
                                                                                        -----------    -----------    -----------
Cash used for operating activities
     Net (loss) income                                                                  $    (5,902)   $    (5,032)   $    15,478
     Adjustments to reconcile net (loss) income
       to net cash used for operating activities
         Depreciation and amortization                                                        2,161          2,077          3,837
         Write-down of investment                                                              --             --           11,463
         Extraordinary loss from early extinguishment of debt                                  --             --              889
         Gain on sale of real estate                                                           --             --          (30,096)
         Gain on sale of VenTek parking business                                                (54)          --             --
         (Decrease) increase in deferred items                                                  (44)            55           (564)
         Net changes in other operating assets and liabilities                                   92          2,050         (6,285)
                                                                                        -----------    -----------    -----------
             Net cash used for operating activities                                          (3,747)          (850)        (5,278)
                                                                                        -----------    -----------    -----------

Cash provided by investing activities
         Principal received from mortgage loans and note receivable                          --             --              7,048
         Net proceeds from sale of real estate                                               --             --             43,617
         Net proceeds from sale of VenTek parking business                                       60         --               --
         Purchase of investments                                                         (1,362,820)    (1,662,806)    (1,283,394)
         Proceeds from maturity of investments                                            1,397,808      1,674,837      1,377,249
         Investments in building and tenant improvements                                     (1,061)          (697)          (778)
                                                                                        -----------    -----------    -----------
             Net cash provided by investing activities                                       33,987         11,334        143,742
                                                                                        -----------    -----------    -----------

Cash used for financing activities
         Decrease in notes payable                                                              (16)           (16)      (150,014)
         Proceeds from mortgage loan                                                           --             --            6,500
         Repayment of mortgage loans - principal payments                                      (324)          (297)          (422)
         Payment of senior notes                                                            (12,538)          --             --
         Issuance of common shares                                                           13,000           --             --
         Repurchase of common shares                                                        (16,421)          --          (11,625)
         Dividends paid on shares of beneficial interest                                       --           (6,962)          --
         Dividends paid on preferred shares of beneficial interest                           (2,064)        (2,068)        (2,068)
                                                                                        -----------    -----------    -----------
             Net cash used for financing activities                                         (18,363)        (9,343)      (157,629)
                                                                                        -----------    -----------    -----------
         Increase (decrease) in cash and cash equivalents                                    11,877          1,141        (19,165)
Cash and cash equivalents at beginning of year                                                5,865          4,724         23,889
                                                                                        -----------    -----------    -----------
Cash and cash equivalents at end of year                                                $    17,742    $     5,865    $     4,724
                                                                                        ===========    ===========    ===========
Supplemental Disclosure of Cash Flow Information
Interest paid                                                                           $     4,829    $     5,102    $     7,899
                                                                                        ===========    ===========    ===========

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on preferred shares of beneficial interest                            $       516    $       516    $       517
                                                                                        ===========    ===========    ===========
Loan receivable in connection with the sale of VenTek parking business                  $       133    $      --      $      --
                                                                                        ===========    ===========    ===========
Transfer of inventory in connection with the sale of VenTek parking business            $       158    $      --      $      --
                                                                                        ===========    ===========    ===========
Net transfer of receivables and payables in connection with the
  sale of VenTek parking business                                                       $        19    $      --      $      --
                                                                                        ===========    ===========    ===========
Transfer of mortgage loan obligations in connection with real estate sales              $      --      $      --      $   122,722
                                                                                        ===========    ===========    ===========
Transfer of deferred obligation in connection with real estate sales                    $      --      $      --      $     1,775
                                                                                        ===========    ===========    ===========
Issuance of mortgage loan receivable in connection with real estate sales               $      --      $      --      $     7,000
                                                                                        ===========    ===========    ===========


     The accompanying notes are an integral part of these combined financial statements.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Union Real Estate Equity and Mortgage Investments (the "Trust") and First Union Management, Inc. ("FUMI") are in the real estate and transit ticket equipment manufacturing industries with properties and operations in the United States. In addition, they were in the parking equipment business until it was sold in August 2003. The accounting policies of the Trust and FUMI conform to generally accepted accounting principles and give recognition, as appropriate, to common practices within the real estate, parking and manufacturing industries. In March 2001, the Trust sold a significant portion of its remaining real estate assets. As of December 31, 2003, the Trust owned two real estate properties, a shopping mall located in Little Rock, Arkansas and an office property located in Indianapolis, Indiana.

Under a trust agreement, the common shares of FUMI are held by the Trust for the benefit of the shareholders of the Trust. Accordingly, the financial statements of FUMI and the Trust have been combined as entities under common control and activity between the entities has been eliminated in combination.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Such estimates that are particularly susceptible to change relate to management's estimate of the impairment of real estate. In addition, estimates are used when accounting for the allowance for doubtful accounts, asset valuation for tax compliance, potentially excess and obsolete inventory, product warranty reserves, the percentage of completion method and contingencies, among others. Actual results could differ from these estimates.

The Trust accounts for its leases with tenants as operating leases. Tenant leases generally provide for billings of certain operating costs and retail tenant leases generally provide for percentage rentals, in addition to fixed minimum rentals. The Trust accrues the recovery of operating costs based on actual costs incurred. For percentage rentals, the Trust follows the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Issue No. 98-9 (EITF-98-9), "Accounting for Contingent Rent in Interim Financial Periods." EITF-98-9 requires that contingent rental income, such as percentage rent which is dependent on sales of retail tenants, be recognized in the period that a tenant exceeds its specified sales breakpoint. Consequently, the Trust accrues the majority of percentage rent income in the fourth quarter of each year in accordance with EITF-98-9. For the years ended December 31, 2003, 2002 and 2001, the accrued recovery of operating costs and percentage rent income approximated $4.5 million, $4.5 million and $5.6 million, respectively. Deferred revenue is derived primarily from revenue received in advance of its due date.

Real estate assets are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Significant renovations that extend the useful life of the properties are capitalized. Depreciation for financial reporting purposes is computed using the straight-line method. Buildings are depreciated over their estimated useful lives of 10 to 40 years, based on the property's age, overall physical condition, type of construction materials and intended use. Improvements to the buildings are depreciated over the remaining useful life of the building at the time the improvement is completed. Tenant alterations are depreciated over the life of the lease of the tenant. The Trust annually reviews its portfolio of properties for any impairment losses. The Trust records impairment losses when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Trust did not incur any such losses in 2003, 2002 or 2001.

At December 31, 2003 and 2002, buildings and improvements included $0.1 million of equipment. Equipment is depreciated over useful lives of five to ten years.

At December 31, 2003 and 2002, $1.0 million and $0.7 million of cash was restricted, respectively, based on the terms of the mortgages. At December 31, 2003, the Trust provided cash collateral equal to 50 percent of the new VenTek contract value to secure a letter of credit required by the bonding company of $1.1 million, which was classified as restricted. Additionally, $0.7 million of cash as of December 31, 2003 was classified as restricted because this amount was set aside in an escrow account to purchase interests in the land underlying Circle Tower. At December 31, 2002, an additional $1.2 million of cash was classified as restricted because this amount secured benefits under change of control agreements with former employees of the Trust and FUMI. The escrow expired in May 2003.

The Trust has calculated earnings per share for 2003, 2002 and 2001 in accordance with SFAS 128, "Earnings Per Share." SFAS 128 requires that common share equivalents be excluded from the weighted average shares outstanding for the calculation of basic earnings per share. The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands):

                                   2003     2002     2001
                                  ------   ------   ------
Basic weighted average shares     30,885   34,807   36,396
Convertible preferred shares        --       --       --
                                  ------   ------   ------
Diluted weighted average shares   30,885   34,807   36,396
                                  ======   ======   ======

The preferred shares are anti-dilutive and are not included in the weighted average shares outstanding for the diluted earnings per share for 2003, 2002 and 2001. The warrants and options to purchase shares of beneficial interest are anti-dilutive and are not included for any period.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Trust's best estimate of the amount of probable credit losses in the Trust's existing accounts receivable. The Trust reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Trust does not have any off-balance-sheet credit exposure related to its customers.

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


                                                       2003     2002       2001
                                                       ----     ----       ----
Net (loss) income applicable to shares of
  beneficial interest, as reported                   $(7,966)  $(7,099)  $13,410
Effect of stock options as calculated                   (126)     --        --
                                                     -------   -------   -------
Net (loss) income as adjusted                        $(8,092)  $(7,099)  $13,410
                                                     =======   =======   =======
Per share
     Basic:
     Net (loss) income applicable to shares
         of beneficial interest, as reported         $ (0.26)  $ (0.20)  $  0.37
     Effect of stock options as calculated              --        --        --
                                                     -------   -------   -------
     Net (loss) income, as adjusted                  $ (0.26)  $ (0.20)  $  0.37
                                                     =======   =======   =======
     Diluted:
     Net (loss) income applicable to shares
         of beneficial interest, as reported         $ (0.26)  $ (0.20)  $  0.37
     Effect of stock options as calculated              --        --        --
                                                     -------   -------   -------
     Net (loss) income, as adjusted                  $ (0.26)  $ (0.20)  $  0.37
                                                     =======   =======   =======

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The effect of this statement on the Trust's combined financial statements was the reclassification of extraordinary loss on early extinguishment of debt to interest expense, however, this had no effect on the Trust's net income applicable to shares of beneficial interest.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. The statement had no effect on the Trust's combined financial statements for 2003.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Trust will be required to adopt FIN 46R in the first fiscal period ending after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and noncontrolling interest of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. It is not anticipated that the effect on the Trust's Combined Financial Statements would be material.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares require mandatory redemption. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Trust's combined financial statements.

VENTEK

FUMI's manufacturing subsidiary, VenTek International, Inc. ("VenTek"), is in the business of manufacturing, installing and providing maintenance of transit ticket vending equipment. In addition, VenTek was in the parking equipment business until it was sold in August 2003. A summary of VenTek's significant accounting policies are as follows:

Inventory

Inventory is valued at the lower of weighted average cost or net realizable value and consists of transit ticketing parts and unbilled revenue recognized under the percentage completion method. Unbilled revenue was $0.1 million and $0.6 million at December 31, 2003 and 2002, respectively. VenTek's inventory valuation reserve was zero and $0.5 million at December 31, 2003 and 2002, respectively.

Fixed Assets

Fixed assets are recorded at cost and are included as part of other assets on the accompanying combined balance sheet. Depreciation of furniture, fixtures and equipment are calculated using the declining-balance and straight-line methods over terms of three to five years.

Revenue Recognition

Revenue from transit ticket vending equipment and maintenance contracts is recognized by either the completed contract method or the percentage completion method as units are delivered. Under the percentage of completion method, revenue in excess of billings represents the difference between revenues recognized and billings issued under the terms of the contracts and is included as part of inventory on the accompanying combined balance sheet. VenTek reviews cost performance and estimates to complete on these contracts at least quarterly. If the estimated cost to complete a contract changes from a previous estimate, VenTek records an adjustment to earnings at that time. Revenues from the sales of parking equipment were recognized upon delivery.

Product Warranty Policy

VenTek provides product warranties for both its parking and transit ticket equipment. The warranty policy for parking equipment generally provided for one year of coverage. The warranty policy for transit ticket equipment generally provides two to two and a half years of coverage. However, with respect to the order received in the fourth quarter of 2003, no extended warranty will be provided with such equipment. VenTek's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. Product warranties of approximately $0.1 million and $0.2 million are included in accounts payable and accrued liabilities at December 31, 2003 and 2002, respectively.

2. TERMINATION OF PROPOSED TRANSACTION WITH GOTHAM PARTNERS

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

In November 2002, the plaintiff in the preferred shareholder litigation (see
Note 15 "Legal Proceedings") filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendants' motion to dismiss the complaint and granting plaintiff's motions for preliminary injunction and expedited discovery in connection with the proposed merger. Following hearings with respect to the plaintiff's motions, the court issued an order in December 2002 granting a preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The Trust appealed the court's order barring the transaction in the Appellate Division of the New York Supreme Court. Oral argument on the appeal was heard by the Appellate Division on March 11, 2003.

On June 25, 2003 the Trust entered into a Settlement, Termination and Standstill Agreement (the "Agreement") with, among others, Gotham Partners. The Agreement provided for the termination of the merger agreement regarding the merger of the Trust with Gotham Golf, the purchase by the Trust of 5,841,233 common shares of the Trust owned by Gotham Partners and its affiliates for approximately $11.1 million and a termination payment to Gotham Partners of $2.4 million. The Agreement also provides that neither Gotham Partners nor any affiliate will enter into or agree to enter into any form of business combination, acquisition or other transaction involving the Trust or any majority-owned affiliate for a period of five years from the date of the Agreement. The termination payment was recognized as a general and administrative expense during 2003.

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

As of January 23, 2004, the parties to the preferred shareholder case entered into a Memorandum of Understanding ("MOU") providing for the terms of the resolution of the litigation. Under the terms of the MOU, the preferred shareholder case will be dismissed with prejudice and no payment of any kind will be made to the plaintiffs or their counsel in connection with the dismissal. Each party will bear its own fees, costs, and expenses of the litigation which amounted to approximately $1,300,000 for the Trust at December 31, 2003. The parties to the preferred shareholder case are presently drafting the pleadings to be submitted to the Court in order to effectuate the terms of the MOU.

3. THE FUR INVESTORS TRANSACTION

On November 26, 2003, the Trust entered into a Stock Purchase Agreement with FUR Investors, LLC, an entity controlled by real estate investor Michael L. Ashner, pursuant to which the Trust agreed to sell to FUR Investors, LLC a minimum of 5,000,000 and a maximum of 5,185,724 newly issued common shares at a price of $2.60 per share. As part of the transaction, FUR Investors, LLC was required to, and did, commence a tender offer to purchase up to 5,000,000 common shares, at a price of $2.30 per share. Upon consummation of the tender offer, on December 31, 2003, FUR Investors LLC acquired 5,000,000 common shares pursuant to the tender offer at a price of $2.30 per share and purchased an additional 5,000,000 newly issued common shares pursuant to the terms of the Stock Purchase Agreement for a price of $2.60 per share. As a result of these purchases, FUR Investors LLC acquired a total of 10,000,000 of the outstanding common shares representing 32.2% of the total outstanding common shares.

In connection with the transactions contemplated by the Stock Purchase Agreement, (i) Michael L. Ashner was appointed as the Chief Executive Officer of the Trust, (ii) the Trust entered into an Advisory Agreement with FUR Advisors, LLC, an affiliate of FUR Investors, LLC, (iii) Mr. Ashner entered into an exclusivity agreement, and (iv) FUR Investors, LLC entered into a covenants agreement. In addition, Daniel J. Altobello and Jeffrey Citrin resigned as members of the Board of Trustees, and three new trustees were appointed to the Board of Trustees. As a result, the Board of Trustees presently consists of six members.

4. INVESTMENTS

Investments as of December 31, 2003 and 2002 include U.S. Treasury Bills and Federal Home Loan Bank Discount Notes in the face amount of $48.9 million and $104.0 million, respectively. The U.S. Treasury Bills and Federal Home Loan Bank Discount Notes are classified as held-to-maturity securities and are recorded at cost less unamortized discount. At December 31, 2003, the Trust owned $20.0 million in interest bearing commercial paper which are classified as held to maturity. All investments matured within thirty days of the respective year end. In addition, the Trust invested approximately $0.1 million in the common shares of Atlantic Realty Trust. See Note 21.

During 2000, the Trust invested $10.0 million in convertible preferred stock and warrants issued by HQ Global Holdings, Inc. ("HQ"). The convertible preferred stock accrued a 13.5% "pay-in-kind" dividend which increased annually. During 2001, the Trust wrote off its entire investment in the preferred stock and the warrants because of continued operating losses and defaults on HQ's various credit agreements, which the Trust believed had permanently impaired the value of its investment in HQ's preferred stock. On March 31, 2002 HQ filed a voluntary petition for a Chapter 11 Reorganization under the U.S. Bankruptcy Code, from which they have not emerged.

5. FINANCIAL INSTRUMENTS

Financial instruments held by the Trust and FUMI include cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt. The fair value of cash and cash equivalents, accounts receivable, investments in government securities and commercial paper and accounts payable approximates their current carrying amounts due to their short-term nature. Management has determined that the fair value of the Trust's investment in convertible preferred stock and the related warrants of HQ is zero at December 31, 2003 and 2002. The fair value of the Trust's mortgage loan payable, as described in Note 9 could not be estimated. The Trust and FUMI do not hold or issue financial instruments or derivative financial instruments for trading purposes.

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

8. GAIN ON SALE

On August 1, 2003, VenTek sold substantially all the assets of its parking ticketing equipment business to an unrelated third party for approximately $0.4 million. VenTek received approximately $0.1 million in cash, a note receivable for approximately $0.1 million and transferred approximately $0.2 million in liabilities. The Trust recognized a gain for financial reporting purposes of $54,000.

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

9. MORTGAGE LOAN PAYABLE

As of December 31, 2003 and 2002, the Trust had one remaining mortgage loan for $41.5 million and $41.8 million, respectively, secured by the Park Plaza Mall. The loan, obtained in April 2000, is non-recourse and has an anticipated repayment date of May 1, 2010. The mortgage loan bears interest at a rate of 8.69% until May 1, 2010 and thereafter until its final maturity in May 2030 at a rate of 10.69% if the mortgage loan is then the subject of a secondary market transaction in which rated securities have been issued and 12.69% if it is not. The mortgage loan requires monthly payments based on a 30-year amortization schedule of approximately $0.4 million for principal, interest and escrow deposits. Prepayment of the loan is permitted prior to the anticipated repayment date (after an initial lockout period of three years or two years from securitization), only with yield maintenance or defeasance, and payable after the anticipated repayment date upon thirty days notice without payment of any penalties, as defined in the loan agreement. Principal payments due during the five years following December 31, 2003 are $0.3 million, $0.4 million, $0.4 million, $0.5 million and $0.5 million, respectively.

Management cannot estimate the fair value of the mortgage loan payable due to the contingency described in Footnote 19 relating to the Park Plaza Mall.

10. SENIOR NOTES

The Trust had zero and approximately $12.5 million of 8 7/8% Senior Notes outstanding at December 31, 2003 and 2002, respectively. The Senior Notes were paid on October 1, 2003.

11. CONVERTIBLE PREFERRED SHARES OF BENEFICIAL INTEREST

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

12. REPURCHASE OF SHARES

The Board of Trustees of the Trust authorized a share repurchase program in July 2003. The plan allows the Trust to purchase up to $10.0 million of its common and preferred shares in the market or through private transactions. Through December 31, 2003, the Trust repurchased and retired 2,914,215 common shares under this plan for approximately $5.3 million. See Note 2 for additional repurchases of common shares in connection the settlement of the Gotham transaction.

In April 2001, the Trust entered into separate agreements with Apollo Real Estate Investment Fund II, L.P., a related party at such time, and Bear Stearns International Limited, and repurchased an aggregate of approximately $4.8 million of its common shares at a price of $2.375 per share. The repurchases were part of the common share repurchase authorization program, under which the Trust had previously expended approximately $15.6 million to buy common shares. This program was suspended during the proposed Gotham transaction.

13. SHARE OPTIONS

The Trust has the following share option plans for key personnel and Trustees:

1981 STOCK OPTION PLAN

This plan provided that option prices be at the fair market value of the shares at the date of grant and that option rights granted expire 10 years after the date granted. Adopted in 1981, the plan originally reserved 624,000 shares for the granting of incentive and non-statutory share options. Subsequently, the shareholders approved amendments to the plan reserving an additional 200,000 shares, for a total of 824,000 shares, for the granting of options and extending the expiration date to December 31, 1996. The amendments did not affect previously issued options. In June 1998, a change in the majority of the Trust's Board of Trustees resulted in all share options not previously vested to become fully vested as of that date.

As of December 31, 2003 and 2002, there were no outstanding options under the 1981 plan.

LONG-TERM INCENTIVE OWNERSHIP PLAN

This plan, adopted in 1994 and amended in 1999, reserved 3,507,196 shares for the granting of incentive and non-statutory share options and restricted shares. Options granted in 1999 expired unexercised in 2001.

The activity of this plan is summarized for the years ended December 31 in the following table:

                                      2003         WEIGHTED         2002       WEIGHTED        2001        WEIGHTED
                                     SHARES         AVERAGE        SHARES      AVERAGE        SHARES        AVERAGE
                                --------------- ---------------- ---------- -------------- ------------ --------------
Share options granted                  100,000        $2.23              -           -              -              -
Share options canceled                       -            -              -           -              -              -
Share options expired                        -            -              -           -        627,471          $3.69
Restricted shares granted                    -            -              -           -              -              -
Restricted shares canceled                   -            -              -           -              -              -

Additional shares reserved                   -            -              -           -              -              -
Available share options
    and restricted shares            3,407,196            -      3,507,196           -      3,507,196              -

As of December 31, 2003 and 2002, there were 100,000 and zero options outstanding under this plan, respectively. In December 2003, the then members of the Board of Trustees granted 100,000 option under the Long Term

Incentive Performance Plan to Neil Koenig, a Trustee of the Trust and the then Interim Chief Executive Officer and Interim Chief Financial Officer. See Note
18. Each option has an exercise price of $2.23. 50,000 of the options are exercisable from and after June 16, 2004 and 50,000 are exercisable from and after December 16, 2004 and expire on December 16, 2013. The fair value of the option grant was estimated on the date of the grant utilizing the Black-Scholes option valuation model with the following assumptions: Expected life - 10 years; Risk free interest rate - 5%; Volatility - .35. Utilizing the assumptions, the fair value of the options granted at the date of the grant is $126,000 for the year ended December 31, 2003.

TRUSTEE SHARE OPTION PLAN

In 1999, the shareholders approved a share option plan for members of the Board of Trustees. This plan provides compensation in the form of Common Shares and options to acquire Common Shares for Trustees who are not employees of the Trust and who were not affiliated with Apollo Real Estate Advisors or Gotham Partners. A total of 500,000 Common Shares were authorized under this plan.

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

At December 31, 2002, there were 8,000 exercisable options outstanding which had a weighted average exercise price of $7.72 and a three year remaining life. At December 31, 2003, the 8,000 options outstanding had a weighted average unit price of $8.49 and a two-year remaining life. The SFAS 123 impact of these options was immaterial.

14. FEDERAL INCOME TAXES

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

The Trust and FUMI treat certain items of income and expense differently in determining net income reported for financial and tax purposes. Such items resulted in a net decrease in income for tax reporting purposes of approximately $1.8 million in 2003, a net increase of $3.6 million in 2002 and a net decrease of $51.0 million in 2001. The Trust has Federal net operating loss carryforwards of approximately $46.9 million, which expire in 2019 ($4.3 million), 2021 ($32.7 million), 2022 ($3.8 million) and 2023 ($6.1 million). FUMI has Federal net operating loss carryforwards of approximately $6.9 million, which expire in 2020 ($2.8 million), 2021 ($0.9 million), 2022 ($1.6 million) and 2023 ($1.6 million). The Trust has capital loss carryforwards of approximately $12.3 million, $0.8 million of which will expire in 2006 and the balance of $11.5 million will expire in 2007. A valuation allowance has been provided for the entire amount of deferred tax assets of FUMI, which consists of operating loss carryforwards, due to the uncertainty of realization of the deferred tax assets. The Trust and FUMI do not file consolidated tax returns.

As of December 31, 2003, net investments in real estate after accumulated depreciation for tax reporting purposes was approximately $57.8 million as compared to financial reporting purposes of approximately $57.9 million.

During 2003, there were no cash dividends per share of beneficial interest.

The 2003 cash dividends per Series A Preferred Share for individual shareholders' income tax purposes was as follows:

                                             Capital Gains
                         --------------------------------------------------
                                                        Unrecaptured
       Ordinary                                          Section 1250             NonTaxable               Total
      Dividends                20% Rate                 Gain (25% Rate)          Distributions         Dividends Paid
-----------------------  ---------------------    -------------------------  ---------------------    ------------------
$                    -   $                  -     $                      -   $                2.10    $            2.10
=======================  =====================    =========================  =====================    ==================


The 2002 cash dividend per share of beneficial interest for individual shareholder's income tax purposes was as follows:

                                             Capital Gains
                         --------------------------------------------------
                                                        Unrecaptured
       Ordinary                                          Section 1250             NonTaxable               Total
      Dividends                20% Rate                 Gain (25% Rate)          Distributions         Dividends Paid
-----------------------  ---------------------    -------------------------  ---------------------    ------------------
$                    -   $                  -     $                      -   $                0.20    $            0.20
=======================  =====================    =========================  =====================    ==================


The 2002 cash dividends per Series A Preferred Share for individual shareholders' income tax purposes was as follows:

                                             Capital Gains
                         --------------------------------------------------
                                                        Unrecaptured
       Ordinary                                          Section 1250             NonTaxable               Total
      Dividends                20% Rate                 Gain (25% Rate)          Distributions         Dividends Paid
-----------------------  ---------------------    -------------------------  ---------------------    ------------------
$                    -   $                  -     $                      -   $                2.10    $            2.10
=======================  =====================    =========================  =====================    ==================

During 2001, there were no cash dividends per share of beneficial interest.

The 2001 cash dividends per Series A Preferred Share for individual shareholders' income tax purposes was as follows:

                                             Capital Gains
                         --------------------------------------------------
                                                        Unrecaptured
       Ordinary                                          Section 1250             NonTaxable               Total
      Dividends                20% Rate                 Gain (25% Rate)          Distributions         Dividends Paid
-----------------------  ---------------------    -------------------------  ---------------------    ------------------
$                 0.524  $               1.192    $                   0.384  $                   -    $             2.10
=======================  =====================    =========================  =====================    ==================


15. LEGAL PROCEEDINGS

PREFERRED SHAREHOLDERS LAWSUITS

Kimeldorf v. First Union Real Estate Equity and Mortgage Investments, et al. On February 13, 2002, the Trust entered into a definitive agreement of merger and contribution with, among others, Gotham Partners, L.P. ("Gotham Partners"), a then substantial shareholder of the Trust controlled by affiliates of William A. Ackman, who was at the time Chairman of the Board of Trustees of the Trust, and Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, pursuant to which the Trust agreed to merge with and into Gotham Golf.

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

In November 2002, the plaintiff in the preferred shareholder litigation filed with the New York Supreme Court for New York County an Order to Show Cause why the transaction should not be enjoined. The court held a hearing on that issue on November 20. On November 21, 2002, the court issued an order denying the defendants' motion to dismiss the complaint and granting plaintiff's motions for preliminary injunction and expedited discovery in connection with the proposed merger. Following hearings with respect to the plaintiff's motions, the court issued an order in December 2002 granting a preliminary injunction barring the proposed merger of the Trust with and into Gotham Golf. The Trust appealed the court's order barring the transaction in the Appellate Division of the New York Supreme Court. Oral argument on the appeal was heard by the Appellate Division on March 11, 2003.

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

In July 2003, Kimeldorf and First Carolina each filed separate motions with the trial court seeking to hold the defendants in contempt as a result of the execution and performance of the Termination Agreement. The plaintiffs contended that these actions violated the trial court's injunction against the consummation of the merger between the Trust and Gotham Golf. Defendants filed a brief in opposition to the motions. The trial court heard oral argument on July 29, 2003 and has taken the motions under advisement.

On September 4, 2003, the Appellate Division, First Department of the New York Supreme Court, issued its ruling on the appeal by the Trust and the other defendants of the trial court's order barring the merger transaction. The five-member Appellate Division panel unanimously found that the legal standard for the granting of the injunction had not been satisfied and, accordingly, the order of the trial court granting the injunction was reversed and the injunction vacated. Plaintiff preferred shareholders did not appeal this decision.

As of January 23, 2004, the parties to the consolidated Kimeldorf case entered into a Memorandum of Understanding ("MOU") providing for the terms of the resolution of the litigation. Under the terms of the MOU, the consolidated Kimeldorf case will be dismissed with prejudice and no payment of any kind will be made to the plaintiffs or their counsel in connection with the dismissal. Each party will bear its own fees, costs, and expenses of the litigation. It is expected that the parties to the consolidated Kimeldorf case will submit the pleadings to the Court in order to effectuate the terms of the MOU during the first quarter of 2004.

COMMON SHAREHOLDERS LAWSUITS

Fink v. First Union Real Estate Equity and Mortgage Investments. On or about January 24, 2003, the Trust was served with a complaint filed in the Supreme Court of New York, New York County on behalf of a purported holder of the Trust's common shares, on behalf of himself and the common shareholders as a class. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and a certification that the plaintiff, Robert Fink, is the representative of the class. Named as defendants in the lawsuit are the Trust, Gotham Partners, the companies affiliated with Gotham Partners and the Trust that are parties to the Merger Agreement, William Ackman and the four then current Trustees of the Trust. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. The relief requested by the plaintiff includes an injunction preventing the defendants from proceeding with consummation of the merger, rescission of the merger if it occurs, an accounting for any profits realized by the defendants as a result of the actions complained of, an order permitting the creation of a shareholders' committee composed of the Trust common shareholders and their representatives to manage the affairs of the Trust, compensatory damages and the costs and disbursements of plaintiff's counsel.

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

On or about July 3, 2003, the Plaintiff filed an amended complaint which seeks additional relief based upon the termination agreement, including a request that the defendants be required to return to the Trust the termination fee paid to Gotham as well as the consideration paid for Gotham's shares in the Trust. As with the original complaint, the parties have stipulated that the defendants need not answer or otherwise respond to the amended complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time. The Trust does not believe that this matter will have a material impact on the operations of the Trust.

K-A & Company, LTD. v. First Union Real Estate Equity and Mortgage Investments. On or about February 12, 2003, a complaint was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by a purported holder of the Trust's common shares, on behalf of itself and the Trust common shareholders as a class. Named as defendants in the lawsuit are the Trust, Gotham Partners, William Ackman and four of the then current Trustees of the Trust. The allegations made and the relief requested in the K-A suit are substantially identical to those of the Fink suit referenced above. This lawsuit was removed by notice filed by defendants to the United States District Court, Northern District of Ohio, Eastern Division (Case No. 1:03 CV 0460).

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

Following the issuance of the Appellate Division, First Department of the New York Supreme Court of its reversal of the order granting the injunction, and the vacating of the injunction, granted in the Kimeldorf case, the plaintiffs in the K-A & Company, LTD. case have voluntarily dismissed their complaint with prejudice in October 2003; accordingly, that case has been disposed of.

OTHER LITIGATION

PEACH TREE MALL LITIGATION

The Trust, as one Plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court, which remanded the case to the trial court for further proceedings. After the remand to the trial court, the Trust and the other plaintiffs determined to pursue a retrial before the court. The retrial of the litigation commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally held in favor of the State of California. In February 2002, the Plaintiffs in the case filed a notice of appeal of the ruling of the trial court in the California Court of Appeals. The appellate briefing was completed in May 2003. On November 26, 2003, the Court of Appeals issued its decision reversing the decision of the trial court. The Court held that the State was liable for the damages caused by the flood. The Court of Appeal remanded for a determination the damages of plaintiffs, including the Trust, and for an award of attorney's fees and costs. The State filed a petition for rehearing in the Court of Appeal, which was denied on December 24, 2003. On January 2, 2004, the State filed a petition for review with the California Supreme Court. Plaintiffs, including the Trust, filed an opposition to the petition on January 21, 2004, and the State filed a reply on January 29, 2004. The Trust anticipates that the California Supreme Court should rule on whether to grant review during the second quarter of 2004.

INDEMNITY TO IMPERIAL PARKING LIMITED

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

16. BUSINESS SEGMENTS

The Trust's and FUMI's business segments include ownership of a shopping center, an office building, and a parking and transit ticket equipment manufacturing company. Management evaluates performance based upon net operating income. With respect to property assets, net operating income is property rent less property operating expense, and real estate taxes. With respect to VenTek, a manufacturer of transit and parking ticketing equipment, net operating income is sales revenue less cost of goods sold. Corporate assets consist primarily of cash and cash equivalents, investments and deferred issue costs for senior notes. The parking ticket equipment business was sold on August 1, 2003. All intercompany transactions between segments have been eliminated (see table of business segments).

BUSINESS SEGMENTS (IN THOUSANDS)
                                            2003         2002         2001
                                          ---------    ---------    ---------

RENTS AND SALES
   Shopping Centers                       $  12,327    $  12,098    $  13,152
   Office Buildings                           1,478        1,379        3,962
   Parking Facilities                          --           --          1,610
   VenTek                                     1,892        2,924        7,554
   Corporate                                    111          166           17
                                          ---------    ---------    ---------
                                             15,808       16,567       26,295

LESS - OPERATING EXPENSES AND COSTS OF
GOODS SOLD
   Shopping Centers                           4,116        4,231        5,351
   Office Buildings                             734          719        1,787
   Parking Facilities                          --           --             24
   VenTek                                     3,279        4,892        8,777
   Corporate                                    115           93         (181)
                                          ---------    ---------    ---------
                                              8,244        9,935       15,758

                                             2003         2002         2001
                                          ---------    ---------    ---------
LESS - REAL ESTATE TAXES
   Shopping Centers                             809          821          913
   Office Buildings                              90           90          287
   Parking Facilities                          --           --            347
   Corporate                                   (126)         (12)        (329)
                                          ---------    ---------    ---------
                                                773          899        1,218

NET OPERATING INCOME (LOSS)
   Shopping Centers                           7,402        7,046        6,888
   Office Buildings                             654          570        1,888
   Parking Facilities                          --           --          1,239
   VenTek                                    (1,387)      (1,968)      (1,223)
   Corporate                                    122           85          527
                                          ---------    ---------    ---------
                                              6,791        5,733        9,319
                                          ---------    ---------    ---------

Less - Depreciation and Amortization          2,161        2,077        3,837

Less - Interest Expense                       4,551        5,102        7,983

CORPORATE INCOME (EXPENSE)
   Interest and dividends                       838        1,659        5,091
   Other income (loss) (VenTek in 2002)        --            475            5
   General and administrative                (6,873)      (5,720)      (5,750)
   Write-down of investment                    --           --        (11,463)
                                          ---------    ---------    ---------

Loss before Gain on Sale                  $  (5,956)   $  (5,032)   $ (14,618)
                                          =========    =========    =========

CAPITAL EXPENDITURES
   Shopping Centers                       $     909    $     374    $     138
   Office Buildings                             134          314          472
   Parking Facilities                          --           --            114
   VenTek                                        18            9           54
                                          ---------    ---------    ---------
                                          $   1,061    $     697    $     778
                                          =========    =========    =========

IDENTIFIABLE ASSETS
   Shopping Centers                       $  57,550    $  58,388    $  60,042
   Office Buildings                           2,134        2,444        2,382
   VenTek                                     1,110        2,131        3,428
   Corporate                                 86,044      108,862      119,817
                                          ---------    ---------    ---------
TOTAL ASSETS                              $ 146,838    $ 171,825    $ 185,669
                                          =========    =========    =========

17. MINIMUM RENTS

The future minimum lease payments that are scheduled to be received under noncancellable operating leases are as follows (amounts in thousands):

                              2004                 $ 7,345
                              2005                   6,271
                              2006                   4,985
                              2007                   4,606
                              2008                   3,917
                           Thereafter               10,067
                                                   -------
                                                   $37,191
                                                   =======

The Trust has one tenant that occupies more than 10% of its rentable square footage at its properties and contributed 10% of the base rental revenue of the Trust for the years ended December 31, 2003 and 2002.

The operating agreement at the anchor department store of the Trust's shopping mall ended in July 2003. The department store has not extended the operating agreement to date, however, they continue to operate at the mall and can do so through 2031. If it chooses to close one or both of its stores, many of the tenants have the right to terminate their leases without incurring a substantive penalty or to pay less rent.

18. RELATED PARTY TRANSACTIONS

The Trust leased four of its parking facilities to an entity which is partially owned by an affiliate of a former Trust shareholder, Apollo Real Estate Investment Fund II, L.P. and Apollo Real Estate Advisors. The parking facilities were sold March 7, 2001. In 2001, the Trust received approximately $0.3 million in rent from this third party. In April 2001, the Trust purchased all of the Common Shares of the Trust beneficially owned by this shareholder.

The Trust and FUMI paid fees of $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, to the Real Estate Systems Implementations Group, LLC ("RE Systems") for financial reporting and advisory services. The managing member of this firm assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000, and Interim Chief Executive Officer in January 2003. In addition, he became a Trustee of the Trust in June 2003 and resigned as Interim Chief Executive Officer and Interim Chief Financial Officer on December 31, 2003. The Trust continues to retain RE Systems on a month to month basis to provide services to FUMI and VenTek at a cost of $10,000 per month.

Radiant Partners, LLC ("Radiant") provided asset management services to the Trust's remaining real estate assets. For the years ended December 31, 2003, 2002 and 2001, the Trust paid fees to Radiant of $0.3 million, $0.3 million and $0.5 million, respectively. The principals of Radiant were formerly executive officers of the Trust. During 2001, the Trust sold two shopping center properties, four office properties, five parking garages, one parking lot, a $1.5 million note receivable and certain assets used in operations of the properties to an affiliate of Radiant. Effective February 4, 2004, the Trust entered into a termination agreement with Radiant pursuant to which Radiant ceased providing asset management services but will continue to provide transition services through April 30, 2004.

The affairs of the Trust and its subsidiaries are administered by FUR Advisors pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") dated December 31, 2003 between the Trust and FUR Advisors, which agreement was negotiated and approved by the Board of Trustees of the Trust prior to the acquisition by FUR Investors LLC of its interest in the Trust. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust's investor servicer and property managers. Pursuant to the terms of the Advisory Agreement, for providing these services, FUR Advisors is entitled to the following fees: (i) an asset management fee of 1% of the gross asset value of the Trust up to $100 million, .75% of the gross asset value of the Trust between $100 million and $250 million, .625% of the gross asset value of the Trust between $250 million and $500 million and .50% of the gross asset value of the Trust in excess of $500 million; (ii) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board; (iii) loan servicing fees (not exceeding commercially reasonable rates approved by a majority of the independent trustees) for providing administrative and clerical services with respect to loans made by the Trust to third parties; and (iv) an incentive fee equal to 20% of all distributions to Beneficiaries after December 31, 2003 in excess of (x) $71.3 million, increased by the net issuance price of all shares issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. In addition, FUR Advisors is entitled to be reimbursed for up to $125,000 per annum for the costs associated with the employment of one or more asset managers.

Effective February 1, 2004, Kestrel Management L.P., an affiliate of FUR Advisors and the Trust's executive officers, assumed property management responsibilities for Circle Tower. Pursuant to the terms of the property management agreement, Kestrel Management receives a fee equal to 3% of the monthly revenues of Circle Tower which amount is less than the amount paid to the prior property management company.

The Trust believes that at the time of entering into of such transactions, the terms of all such transactions were as favorable to the Trust as those that would have been obtained from unrelated third parties.

19. CONTINGENCIES

VenTek

The Trust has provided performance guarantees entered into with respect to contracts of VenTek with two transit authorities, which contracts are in the amounts of $5.3 million and $6.2 million for the manufacturing, installation and maintenance of transit ticket vending equipment manufactured by VenTek. The guarantee in the amount of $5.3 million expired in September 2003 and the remaining guarantee bond in the amount of $6.2 million will expire in September 2004. No amounts have been drawn against these guarantees. If a warranty or service claim against VenTek is made and VenTek fails or is unable to perform in accordance with the remaining contract, the Trust may be responsible for partial payment under the remaining guarantee. In connection with one of the contracts, VenTek settled a claim for liquidated damages for approximately $0.1 million during the year ended December 31, 2003. During the third quarter of 2003, VenTek entered into a new contract for $2.2 million with one of the transit authorities to manufacture additional ticket vending machines. In connection with the contract, the Trust provided cash collateral equal to 50 percent of the contract value to secure a letter of credit required by the bonding company.

Park Plaza Mall

Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with a subsidiary of the Trust that contains an operating covenant requiring Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and have announced, at various times over the last several years, their intention to build in this new location. During the first quarter of 2001, the Little Rock board of directors approved a change in zoning that would allow the construction of an approximately 1.3 million square foot regional enclosed mall on this site. The zoning on this site reverted to its prior status as a residential use property pursuant to a court order in 2002; however, the proponents of the regional enclosed mall have filed a notice of appeal of this ruling in the Supreme Court of Arkansas. A hearing of the appeal was held on October 30, 2003. On December 4, 2003, the Supreme Court of Arkansas determined that any zoning changes needs to be approved by voters through a referendum. Simon Property Group announced in February 2004 that it was no longer proceeding with the proposed development.

Under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at Park Plaza Mall beyond July 2003 but may continue operations at Park Plaza Mall through 2031. The Trust had approached

Dillard's to extend this covenant prior to its expiration and continues to explore options with Dillard's, however, to date, no agreement with Dillard's has been reached. If Dillard's does not maintain its presence as an anchor store at Park Plaza Mall, the Park Plaza Mall would experience a loss of revenue and likely an event of default under the mortgage, thereby causing the value of the Park Plaza Mall to be materially and adversely affected. In such circumstances, there would be an impairment of the value of the property and a loss could be recognized. There can be no assurance that Dillard's will maintain its presence as an anchor store at Park Plaza Mall. See Note 17.

Other Contingency

Revenue Canada has commenced a tax audit of Imperial Parking Corp. of Canada ("Imperial Parking"). Imperial Parking has communicated to the Trust that it expects that Revenue Canada will disallow deductions previously taken by Imperial Parking. As a result, the Trust has accrued, as its best estimate, $700,000 for financial reporting purposes related to this matter, although there can be no assurance as to the ultimate outcome.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is an unaudited condensed summary of the combined results of operations by quarter for the years ended December 31, 2003 and 2002. In the opinion of the Trust and FUMI, all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

                                                                                   QUARTERS ENDED
                                                          -----------------------------------------------------------------
                                                             MARCH 31       JUNE 30        SEPTEMBER 30      DECEMBER 31
                                                          --------------- -------------  -----------------  ---------------

(IN THOUSANDS, EXCEPT PER SHARE DATA AND FOOTNOTE)
2003
----
Revenues                                                     $  4,430       $ 4,304        $    4,020         $ 3,892
                                                             ========       =======        ==========         =======
Net loss                                                     $ (1,032)      $(3,122)(1)    $     (729)        $(1,019)
                                                             ========       =======        ==========         =======
Net loss applicable to shares of beneficial interest         $ (1,548)      $(3,638)       $   (1,245)        $(1,535)
                                                             ========       =======        ==========         =======
Per share
   Net loss applicable to shares of beneficial
   interest, basic                                           $  (0.04)      $ (0.11)       $    (0.04)        $ (0.06)
                                                             ========       =======        ==========         =======
   Net loss applicable to shares of beneficial
   interest, diluted                                         $  (0.04)      $ (0.11)       $    (0.04)        $ (0.06)
                                                             ========       =======        ==========         =======
2002
----
Revenues                                                     $  4,703       $ 4,490        $    4,807         $ 4,701
                                                             ========       =======        ==========         =======
Net loss                                                     $ (1,490)      $(1,298)       $   (1,015)        $(1,229)
                                                             ========       =======        ==========         =======
Net loss applicable to shares of beneficial interest         $ (2,007)      $(1,815)       $   (1,532)        $(1,745)
                                                             ========       =======        ==========         =======
Per share
   Net loss applicable to shares of beneficial
   interest, basic                                           $  (0.06)      $ (0.05)       $    (0.04)        $ (0.05)
                                                             ========       =======        ==========         =======
   Net loss applicable to shares of beneficial
   interest, diluted                                         $  (0.06)      $ (0.05)       $    (0.04)        $ (0.05)
                                                             ========       =======        ==========         =======

(1) Includes the $2.4 million termination fee paid in connection with the Gotham transaction.

21. SUBSEQUENT EVENTS

VenTek

During 2004, the Trust decided to dispose of VenTek. It is expected that the disposition will take place during 2004. For the year ended December 31, 2003, VenTek's loss from operations of $1.4 million consisted of $1.9 million of revenue, a gain on sale of approximately $0.1 million and expenses of $3.4 million. VenTek's assets at December 31, 2003 of $1.0 million consist of $0.6 million of inventory, $0.3 million of receivables and prepayments and $0.1 million of fixed assets. VenTek's liabilities at December 31, 2003 consist of $1.7 million of accounts payable and accrued liabilities.

Atlantic Realty

In January 2004, the Trust acquired 267,000 shares in Atlantic Realty Trust (NASD: ATLRS) representing 7.5% of the outstanding shares in Atlantic Realty. The Trust acquired these shares with a view to making a profit on its investment. In light of its investment objectives, on January 12, 2004, the Trust contacted Atlantic Realty to discuss a possible business combination between Atlantic Realty and the Trust. In general, the proposal seeks to merge Atlantic Realty with and into the Trust, or a subsidiary thereof, in exchange for $16.25 per common share of beneficial interest, payable, at the election of the shareholder of Atlantic Realty, either (i) in cash, or (ii) in exchange for the Trust's Series A cumulative convertible redeemable preferred shares of beneficial interest (the "Preferred Shares") at a rate of .65 Preferred Shares per Share. In the event that Atlantic Realty shareholders holding more than 1,901,760 shares in the aggregate elect to receive Preferred Shares, such shareholders will receive (i) a number of Preferred Shares equal to (a) .65 multiplied by (b) a fraction, the numerator of which is 1,901,760 and the denominator of which is the total number of shares to be exchanged for Preferred Shares and (ii) cash equal to (x) $16.25 multiplied by (y) a fraction, the numerator of which is the number of shares to be exchanged for Preferred Shares less 1,901,760 and the denominator of which is the number of shares to be exchanged for Preferred Shares. The consideration would be subject to upward or downward adjustment, as the case may be, based (i) on a projected post-closing net cash balance of Atlantic Realty of $17,500,000 and (ii) any stock splits, issuances, repurchases, reclassifications and other transactions affecting the value of Atlantic Realty. The proposal also provides that it is subject to, among other things, the satisfactory completion by the Trust of a five-business day due diligence review of Atlantic Realty. In addition, the Trust requested a waiver to acquire in excess of 9.8% of the outstanding shares in Atlantic Realty. The terms of such waiver proposed by Atlantic Realty were rejected by the Trust and no such waiver was obtained. Atlantic Realty has advised the Trust that they have established a special committee to review the Trust's proposal as well as any other proposals and will advise the Trust as to the adequacy of its proposal in due course.

NorthStar Loan

On March 3, 2004, the Trust acquired from Bank of America, N.A. a loan receivable from NorthStar Partnership, L.P. in the principal amount of $16.944 million (the "NorthStar Loan"). The NorthStar Loan is evidenced by a Credit Agreement, Promissory Note and collateral documents. The NorthStar Loan is secured by a first priority lien on all or a portion of NorthStar's interest in Morgans Hotel Group LLC, Emmes & Company LLC and Presidio Capital Investment Company, LLC as well as certain other assets of NorthStar. Upon acquisition, the NorthStar Loan was modified to extend the maturity date for one year to May 28, 2005 and provides for an option to NorthStar to further extend the maturity date, upon payment of a one point fee, for up to two optional six-month extensions. The NorthStar Loan was further modified to provide for an initial interest rate of at a minimum of 12% per annum, with a yield to maturity of 12.86%, increasing by two percentage points for each six month renewal term. In addition, NorthStar was required to establish a reserve equal to interest for six months and, upon the occurrence of certain events, to increase such reserve to one year's interest. The NorthStar Loan requires payments of interest only, is prepayable at any time, together with a premium, and requires mandatory prepayments from asset sales or refinancings after the first $9 million in proceeds from such sales or refinancings. Further, the Trust entered into an agreement pursuant to which it has an option to invest in certain transactions involving assets of NorthStar which are offered to existing equityholders of NorthStar, or their affiliates.

Due to the nature and amount of the NorthStar Loan, in order to comply with the rules applicable to real estate inVestment trusts, a portion of the NorthStar Loan is held by a wholly-owned subsidiary of the Trust that has elected to be treated as a taxable REIT subsidiary. Accordingly, the portion of income allocated to the amount of the NorthStar Loan held by the taxable REIT subsidiary will be subject to corporate level tax.

Park Plaza Mall

In March 2004, the Trust engaged a real estate broker to begin marketing the Park Plaza Mall property for sale. It cannot be determined at this time as to what price or even if the property will ultimately be sold.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On February 25, 2004, KPMG LLP, the Trust's independent auditors for the year ended December 31, 2003 advised the Trust that they would not stand for re-election as the Trust's independent auditors for the year ending December 31, 2004. KPMG LLP's report on the Trust's combined financial statements as of and for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Trust's past two fiscal years and through the date of this report, there were no disagreements with the KPMG LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the KPMG LLP's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such year.


ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Trust's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Trust's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Trust's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE TRUST.

         (A) DIRECTORS.

         "Election of Trustees" presented in the Trust's 2004 Proxy Statement to be filed is incorporated herein by reference.

         (B) EXECUTIVE OFFICERS.


         "Executive Officers" as presented in the Trust's 2004 Proxy Statement to be filed is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         "Compensation of Trustees" and "Executive Compensation", presented in the Trust's 2004 Proxy Statement to be filed are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         "Security Ownership of Trustees, Officers and Others" presented in the Trust's 2004 Proxy Statement to be filed is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         "Certain Transactions and Relationships" presented in the Trust's 2004 Proxy Statement to be filed is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         "Principal Accountant Fees and Services" presented in the Trust's 2004 Proxy Statement to be filed is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         (1) FINANCIAL STATEMENTS:

                  Independent Auditors' Report on page 36 of Item 8

                  Combined Balance Sheets - December 31, 2003 and 2002 on page 37 of Item 8.

                  Combined Statements of Operations - For the Years Ended December 31, 2003, 2002 and 2001 on page 38 of Item 8.

                  Combined Statements of Shareholders' Equity - For the Years Ended December 31, 2003, 2002 and 2001 on page 39 of Item 8.

                  Combined Statements of Cash Flows - For the Years Ended December 31, 2003, 2002 and 2001 on page 40 of Item 8.

                  Notes to Combined Financial Statements on pages 41 through 60 of Item 8.

         (2) FINANCIAL STATEMENT SCHEDULES:

                  Independent Auditors' Report on Financial Statement Schedules.

                  Schedule III - Real Estate and Accumulated Depreciation.

                  All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(b) EXHIBITS.

Exhibit                                                                                    Incorporated Herein by
Number                                     Description                                           Reference to
------                                     -----------                                           ------------

2(a)          Agreement and Plan of Merger and Contribution by and among First           Form 8-K dated February 14,
              Union Real Estate Equity and Mortgage Investments, that certain Ohio       2002
              Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee,
              First Union Management, Inc., GGC Merger Sub, Inc., Gotham Partners,
              L.P., Gotham Golf Partners, L.P., Florida Golf Associates, L.P.,
              Florida Golf Properties, Inc., and Gotham Golf Corp.

2(a)(1)       Amendment No. 1 dated as of April 30, 2002 to the Agreement and Plan       Appendix B to Amendment No.
              of Merger and Contribution by and among First Union Real Estate            4 to Form S-4, Registration
              Equity and Mortgage Investments, that certain Ohio Trust, declared         Statement No. 333-88144, of
              as of October 1, 1996, by Adolph Posnick, Trustee, First Union             Gotham Golf Corp. and
              Management, Inc., GGC Merger Sub, Inc., Gotham Partners, L.P.,             Southwest Shopping Centers
              Gotham Golf Partners, L.P., Florida Golf Associates, L.P., Florida         Co. II, L.L.C.
              Golf Properties, Inc., and Gotham Golf Corp.

2(a)(2)       Amendment and Restatement dated as of October 30, 2002 of Amendment        Appendix C to Amendment No.
              No. 2 dated as of September 27, 2002 to the Agreement                      4 to Form S-4,




              and Plan of Merger and Contribution by and among First Union Real          Registration Statement No.
              Estate Equity and Mortgage Investments, that certain Ohio Trust,           333-88144, of Gotham Golf
              declared as of October 1, 1996, by Adolph Posnick, Trustee, First          Corp. and Southwest
              Union Management, Inc., GGC Merger Sub, Inc., Gotham Partners,             Shopping Centers Co. II,
              L.P., Gotham Golf Partners, L.P., Florida Golf Associates, L.P.,           L.L.C.
              Florida Golf Properties, Inc., and Gotham Golf Corp.

2(a)(3)       Amendment No. 3 dated as of October 24, 2002 to the Agreement and          Appendix D to Amendment No.
              Plan of Merger and Contribution by and among First Union Real Estate       4 to Form S-4, Registration
              Equity and Mortgage Investments, that certain Ohio Trust, declared         Statement No. 333-88144, of
              as of October 1, 1996, by Adolph Posnick, Trustee, First Union             Gotham Golf Corp. and
              Management, Inc., GGC Merger Sub, Inc., Gotham Partners, L.P.,             Southwest Shopping Centers
              Gotham Golf Partners, L.P., Florida Golf Associates, L.P., Florida         Co. II, L.L.C.
              Golf Properties, Inc., and Gotham Golf Corp.

3(a)          By-laws of Trust as amended                                                1998 Form 10-K

3(b)          Certificate of Amendment to Amended and Restated Declaration of            2000 Form 10-K
              Trust as of March 6, 2001

4(a)          Form of certificate for Shares of Beneficial Interest                      Registration Statement on
                                                                                         Form S-3 No. 33-2818

4(b)          Form of Indenture governing Debt Securities, dated October 1, 1993         Registration Statement on
              between Trust and Society National Bank                                    Form S-3 No. 33-68002

4(c)          First Supplemental Indenture governing Debt securities, dated July         2000 Form 10-K
              31, 1998 between Trust and Chase Manhattan Trust Company, National
              Association

4(d)          Form of Note                                                               Registration Statement on
                                                                                         Form S-3 No. 33-68002

4(e)          Certificate of Designations relating to Trust's Series A Cumulative        Form 8-K dated October 24,
              Redeemable Preferred Shares of Beneficial Interest                         1996

4(f)          Warrant to purchase 500,000 shares of beneficial interest of Trust         1998 Form 10-K

10(a)         1999 Trustee Share Option Plan                                             1999 Proxy Statement for
                                                                                         Special Meeting held May
                                                                                         17, 1999 in lieu of Annual
                                                                                         Meeting

10(b)         1999 Long Term Incentive Performance Plan                                  1999 Proxy Statement for
                                                                                         Special Meeting held May
                                                                                         17, 1999 in lieu of Annual
                                                                                         Meeting

10(c)         Registration Rights Agreement as of November 1, 1999 by and among          1999 Form 10-K
              First Union Equity and Mortgage Investments and Gotham Partners,
              L.P., Gotham Partners III, L.P., and Gotham Partners International,
              Ltd.

10(d)         Asset Management Agreement executed March 27, 2000 with Radiant            March 31, 2000 Form 10-Q
              Partners, LLC. **


10(e)         Promissory note dated April 20, 2000 between Park Plaza Mall, LLC          Form 8-K dated May 11, 2000
              and First Union National Bank

10(f)         Mortgage and Security Agreement dated April 20, 2000 between Park          Form 8-K dated May 11, 2000
              Plaza Mall, LLC and First Union National Bank

10(g)         Cash Management Agreement dated April 20, 2000 among Park Plaza            Form 8-K dated May 11, 2000]
              Mall, LLC, as borrower, Landau & Heymann of Arkansas, Inc., as manager and First Union National Bank, as holder

10(h)         Amendment to Asset Management Agreement executed May 31, 2000 with         Form 8-K dated June 6, 2000
              Radiant Partners, LLC **

10(i)         Amendment to Asset Management Agreement **                                 September 30, 2000 Form 10-Q

10(j)         Second Amendment to Asset Management Agreement **                          September 30, 2000 Form 10-Q

10(k)         Third Amendment to Asset Management Agreement **                           September 30, 2000 Form 10-Q

10(l)         Fourth Amendment to Asset Management Agreement **                          September 30, 2000 Form 10-Q

10(m)         Fifth Amendment to Asset Management Agreement **                           September 30, 2000 Form 10-Q

10(n)         Modification to Asset Management Agreement**                               2000 Form 10-K

10(o)         Voting Agreement dated as of February 13, 2002, by and among the           Form 8-K dated February 14,
              Trust, Gotham and Messrs. Ackman, Altobello, Bruce R. Berkowitz,           2002
              Citrin and Embry

10(p)         Lease, dated as of April 26, 1910, between Frank Fauvre and Lillian        Exhibit 10.1 to Amendment
              Fauvre as Lessors and the German American Trust Company as Lessee          No. 3 to Form S-4,
                                                                                         Registration Statement No.
                                                                                         333-88144, of Gotham Golf
                                                                                         Corp. and Southwest
                                                                                         Shopping Centers Co. II,
                                                                                         L.L.C.

10(q)         Indemnification Agreement with Neil Koenig, dated as of April 29,          2002 Form 10-K
              2002

10(r)         Extension Letter Agreement to Asset Management Agreement, dated as         2002 Form 10-K
              of January 16, 2003

10(s)         Real Estate Management Agreement between Park Plaza Mall LLC and           2002 Form 10-K
              General Growth Management Inc.

10(t)         Stock Purchase Agreement between First Union Real Estate Equity and        Form 8-K dated November 26,
              Mortgage Investments and FUR Investors, LLC, dated as of November          2003
              26, 2003 ("Stock Purchase Agreement"), including Annex


              A thereto, being the list of Conditions to the Offer.

10(u)         Guaranty of Michael L. Ashner, Guarantor, dated November 26, 2003,         Form 8-K dated November 26,
              in favor of First Union Real Estate Equity and Mortgage                    2003
              Investments, Guarantee, in the form provided as Annex F to the
              Stock Purchase Agreement.

10.3(v)       Advisory Agreement between First Union Real Estate Equity and              Form 8-K dated November 26,
              Mortgage Investments and FUR Advisors, LLC.                                2003

10(w)         Exclusivity Services Agreement between First Union Real Estate             Form 8-K dated November 26,
              Equity and Mortgage Investments and Michael L. Ashner.                     2003

10(x)         Covenant Agreement between First Union Real Estate Equity and              Form 8-K dated November 26,
              Mortgage Investments and FUR Investors, LLC.                               2003

16            Letter from  KPMG LLP                                                      Form 8-K dated March 2, 2004

23            Consent of KPMG LLP *

24            Powers of Attorney *

31            Certifications  Pursuant to Section 302 of the  Sarbanes-Oxley Act of
              2002*

32            Certification  Pursuant to Section 906 of the  Sarbanes-Oxley  Act of
              2002*

*        Filed herewith
**       Management contract or compensatory plan or arrangement

(c)      REPORTS ON FORM 8-K - FILED DURING THE FOURTH QUARTER OF 2003
         -------------------------------------------------------------

1.       November 14, 2003
         Items 7 and 12 - Financial results for the third quarter of 2003

2.       December 1, 2003
         Item 5 and 7- Entering into of Stock Purchase Agreement with FUR Investors, LLC

3.       December 5, 2003
         Items 5 and 7 - Entering into of favorable decision in the class action captioned Paterno et al. v. State of California

4.       December 10, 2003
         Items 5 and 7 - Announcing decision by the Supreme Court of Arkansas that it reversed a June 2002 trial court ruling that the zoning of a proposed mall site in Little Rock, Arkansas had reverted from commercial to residential zoning in 1991.

5.       December 11, 2003
         Items 5 and 7 - Amendment to certain provisions of the Advisory
             Agreement.

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

                                    FIRST UNION REAL ESTATE EQUITY
                                    AND MORTGAGE INVESTMENTS

Dated:  March 8, 2004               By: /s/ Michael L. Ashner
                                        ---------------------
                                        Michael L. Ashner
                                        Chief Executive Officer


Dated:  March 8, 2004               By: /s/ Thomas Staples
                                        ------------------
                                        Thomas Staples
                                        Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                            NAME                   TITLE              DATE
                            ----                   -----              ----

Bruce R. Berkowitz                                Trustee         March 8, 2004
Arthur Blasberg, Jr.
Talton R. Embry
Howard Goldberg
Neil H. Koenig
Arthur N. Queler

By:  /s/ Michael L. Ashner.
-------------------------------------
Michael L. Ashner as attorney-in fact

                          Independent Auditors' Report
                          ----------------------------



The Board of Trustees and Shareholders
First Union Real Estate Equity and Mortgage Investments:

Under date of March 4, 2004, we reported on the combined balance sheets of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period then ended, which is included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned combined financial statements, we also audited the related financial statement schedule listed under Item 15(a)(2) on page 63. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                              /s/ KPMG LLP


New York, New York
March 4, 2004

                                                                    Schedule III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             As Of December 31, 2003
                                 (In thousands)


                                                                                Cost capitalized
                                                           Initial cost to        subsequent to
                                                              Registrant           acquisition    As of December 31, 2003
                                                         -----------------------  -------------   -----------------------
                                                                    Building and  Building and                Building and
Description                               Encumbrances     Land     Improvements  Improvements      Land      Improvements
------------------                        ------------   -------    ------------  ------------    ---------   ------------
Shopping Mall:
     Park Plaza, Little Rock, AR            $41,457      $ 5,816       $58,037       $ 1,969       $ 5,816       $60,006
                                            -------      -------       -------       -------       -------       -------


Office Building:
     Circle Tower, Indianapolis, IN            --            270         1,609         4,282           270         5,891
                                            -------      -------       -------       -------       -------       -------

Real Estate net carrying value at
     December 31, 2003                      $41,457      $ 6,086       $59,646       $ 6,251       $ 6,086       $65,897
                                            =======      =======       =======       =======       =======       =======




                                              As of December 31, 2003
                                           ----------------------------        Year
                                                         Accumulated       construction            Date
Description                                  Total      depreciation         completed           Acquired            Life
------------------                        -----------   ---------------   ----------------   -----------------   -------------
Shopping Mall:
     Park Plaza, Little Rock, AR             $65,822       $ 9,894             1988               9/1/1997              40
                                             -------       -------


Office Building:
     Circle Tower, Indianapolis, IN            6,161         4,208             1930               10/16/1974            40
                                             -------       -------

Real Estate net carrying value at
     December 31, 2003                       $71,983       $14,102
                                             =======       =======



Aggregate cost for federal tax purposes is approximately $71,983.

                                                                Schedule III
                                                            --------------------
                                                                - Continued

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2003, 2002, and 2001.


                                                                      (In thousands)
                                                                   Years Ended December 31,
                                                              2003             2002             2001
                                                           ---------        ---------        ---------
Asset reconciliation:
     Balance, beginning of period                          $  70,953        $  70,275        $ 273,383

Additions during the period:
     Improvements                                              1,043              688              722
     Equipment and appliances                                   --               --                  2

Deductions during the period:
     Sale of real estate                                        --               --           (203,832)

Other - write-off of assets and
        certain fully depreciated tenant alterations             (13)             (10)            --
                                                           ---------        ---------        ---------

Balance, end of period:                                    $  71,983        $  70,953        $  70,275
                                                           =========        =========        =========

Accumulated depreciation
     Reconciliation:
        Balance, beginning of period                       $  12,057        $  10,108        $  68,507
        Additions during the period:
            Depreciation                                       2,058            1,959            3,553

Deductions during the period:
     Sale of real estate                                        --               --            (61,952)
Write-off of assets and certain fully
     depreciated tenants alterations                             (13)             (10)            --
                                                           ---------        ---------        ---------

Balance, end of period                                     $  14,102        $  12,057        $  10,108
                                                           =========        =========        =========

                                  EXHIBIT INDEX

                                                                                                              Page
   Exhibit                                          Description                                              Number
   -------                                          -----------                                              ------


(2)(a)         Agreement and Plan of Merger and Contribution by and among First Union Real Estate              (a)
               Equity and Mortgage Investments, that certain Ohio Trust, declared as of October 1,
               1996, by Adolph Posnick, Trustee, First Union Management, Inc., GGC Merger Sub,
               Inc., Gotham Partners, L.P., Gotham Golf Partners, L.P., Florida Golf Associates,
               L.P., Florida Golf Properties, Inc., and Gotham Golf Corp.

2(a)(1)        Amendment No. 1 dated as of April 30, 2002 to the Agreement and Plan of Merger and              (b)
               Contribution by and among First Union Real Estate Equity and Mortgage Investments,
               that certain Ohio Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee,
               First Union Management, Inc., GGC Merger Sub, Inc., Gotham Partners, L.P., Gotham
               Golf Partners, L.P., Florida Golf Associates, L.P., Florida Golf Properties, Inc.,
               and Gotham Golf Corp.

2(a)(2)        Amendment and Restatement dated as of October 30, 2002 of Amendment No. 2 dated as of September 27, 2002 to the Agreement and Plan of Merger and Contribution by and
               among First Union Real Estate Equity and Mortgage Investments, that certain Ohio
               Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee, First Union
               Management, Inc., GGC Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf Partners,
               L.P., Florida Golf Associates, L.P., Florida Golf Properties, Inc., and Gotham Golf
               Corp.
                                                                                                               (c)

2(a)(3)        Amendment No. 3 dated as of October 24, 2002 to the Agreement and Plan of Merger and            (d)
               Contribution by and among First Union Real Estate Equity and Mortgage Investments,
               that certain Ohio Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee,
               First Union Management, Inc., GGC Merger Sub, Inc., Gotham Partners, L.P., Gotham
               Golf Partners, L.P., Florida Golf Associates, L.P., Florida Golf Properties, Inc.,
               and Gotham Golf Corp.

3(a)           By-laws of Trust as amended                                                                     (e)

3(b)           Certificate of Amendment to Amended and Restated Declaration of Trust as of March 6,            (f)
               2001

4(a)           Form of certificate for Shares of Beneficial Interest                                           (g)

4(b)           Form of Indenture governing Debt Securities, dated October 1, 1993 between Trust and            (h)
               Society National Bank

4(c)           First Supplemental Indenture governing Debt securities, dated July 31, 1998 between             (f)
               Trust and Chase Manhattan Trust Company, National Association

4(d)           Form of Note                                                                                    (h)

4(e)           Certificate of Designations relating to Trust's Series A Cumulative Redeemable                  (i)
               Preferred Shares of Beneficial Interest

4(f)           Warrant to purchase 500,000 shares of beneficial interest of Trust                              (e)

10(a)          1999 Trustee Share Option Plan                                                                  (j)



10(b)          1999 Long Term Incentive Performance Plan                                                       (j)

10(c)          Registration Rights Agreement as of November 1, 1999 by and among First Union Equity            (k)
               and Mortgage Investments and Gotham Partners, L.P., Gotham Partners III, L.P., and
               Gotham Partners International, Ltd.

10(d)          Asset Management Agreement executed March 27, 2000 with Radiant Partners, LLC. **               (l)

10(e)          Promissory note dated April 20, 2000 between Park Plaza Mall, LLC and First Union               (m)
               National Bank

10(f)          Mortgage and Security Agreement dated April 20, 2000 between Park Plaza Mall, LLC               (m)
               and First Union National Bank

10(g)          Cash Management Agreement dated April 20, 2000 among Park Plaza Mall, LLC, as                   (m)
               borrower, Landau & Heymann of Arkansas, Inc., as manager and First Union National
               Bank, as holder

10(h)          Amendment to Asset Management Agreement executed May 31, 2000 with Radiant Partners,            (n)
               LLC **

10(i)          Amendment to Asset Management Agreement **                                                      (o)

10(j)          Second Amendment to Asset Management Agreement **                                               (o)

10(k)          Third Amendment to Asset Management Agreement **                                                (o)

10(l)          Fourth Amendment to Asset Management Agreement **                                               (o)

10(m)          Fifth Amendment to Asset Management Agreement **                                                (o)

10(n)          Modification to Asset Management Agreement**                                                    (f)

10(o)          Voting Agreement dated as of February 13, 2002, by and among the Trust, Gotham and              (a)
               Messrs. Ackman, Altobello, Bruce R. Berkowitz, Citrin and Embry

10(p)          Lease, dated as of April 26, 1910, between Frank Fauvre and Lillian Fauvre as                   (p)
               Lessors and the German American Trust Company as Lessee

10(q)          Indemnification Agreement with Neil Koenig, dated as of April 29, 2002                          (q)

10(r)          Extension Letter Agreement to Asset Management Agreement, dated as of January 16,               (q)
               2003

10(s)          Real Estate Management Agreement between Park Plaza Mall LLC and General Growth                 (q)
               Management Inc.

10(t)          Stock Purchase Agreement between First Union Real Estate Equity and Mortgage                    (r)
               Investments and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase
               Agreement"), including Annex A thereto, being the list of Conditions to the Offer.

10(u)          Guaranty of Michael L. Ashner, Guarantor, dated November 26, 2003, in favor of First            (r)


               Union Real Estate Equity and Mortgage Investments, Guarantee, in the form provided as Annex F to the Stock Purchase Agreement.

10.3(v)        Advisory Agreement between First Union Real Estate Equity and Mortgage Investments              (r)
               and FUR Advisors, LLC.

10(w)          Exclusivity Services Agreement between First Union Real Estate Equity and Mortgage              (r)
               Investments and Michael L. Ashner.

10(x)          Covenant Agreement between First Union Real Estate Equity and Mortgage Investments              (r)
               and FUR Investors, LLC.

16             Letter from KPMG                                                                                (s)

23             Consent of KPMG LLP                                                                             74

24             Powers of Attorney                                                                              75

31             Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                        76

32             Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                         78



    (a)  Incorporated by reference to the Trust's Form 8-K dated February 14,
         2002

    (b) Incorporated by reference to Appendix B to Amendment No. 4 to Form S-4, Registration Statement No. 333-88144, of Gotham Golf Corp. and Southwest Shopping Centers Co. II, L.L.C.

    (c) Incorporated by reference to Appendix C to Amendment No. 4 to Form S-4, Registration Statement No. 333-88144, of Gotham Golf Corp. and Southwest Shopping Centers Co. II, L.L.C.

    (d) Incorporated by reference to Appendix D to Amendment No. 4 to Form S-4, Registration Statement No. 333-88144, of Gotham Golf Corp. and Southwest Shopping Centers Co. II, L.L.C.

    (e)  Incorporated by reference to the Trust's 1998 Form 10-K

    (f)  Incorporated by reference to the Trust's 2000 Form 10-K

    (g) Incorporated by reference to the Trust's Registration Statement on Form S-3 No. 33-2818

    (h) Incorporated by reference to the Trust's Registration Statement on Form S-3 No. 33-68002

    (i)  Incorporated by reference to the Trust's Form 8-K dated October 24,
         1996

    (j) Incorporated by reference to the Trust's 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting

    (k)  Incorporated by reference to the Trust's 1999 Form 10-K

    (l)  Incorporated by reference to the Trust's March 31, 2000 Form 10-Q

    (m)  Incorporated by reference to the Trust's Form 8-K dated May 11, 2000

    (n)  Incorporated by reference to the Trust's Form 8-K dated June 6, 2000

    (o)  Incorporated by reference to the Trust's September 30, 2000 Form 10-Q

    (p) Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Form S-4, Registration Statement No. 333-88144, of Gotham Golf Corp. and Southwest Shopping Centers Co. II, L.L.C.

    (q)  Incorporated by reference to the Trust's 2002 Form 10-K

    (r)  Incorporated by reference to the Trust's Form 8-K dated November 26,
         2003

    (s)  Incorporated by reference to the Trust's Form 8-K dated March 2, 2004.