Form 10-Q
period 2004-03-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2004-05-13
CIK 37008

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                         Commission file number 0-16249
                                                -------


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



     P.O. Box 9507, 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114
    ------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (617) 570-4614
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X      No
                                           ----       ----

Indicated by check whether registrant is an accelerated filer (as identified in
Rule 12b-2 of the Exchange Act).        Yes  X      No
                                           ----       ----

As of May 1, 2004, there were 31,058,913 shares of common stock outstanding.

--------------------------------------------------------------------------------

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004


                                      INDEX


                                                                                 Page
                                                                                 ----
Part I. Financial Information

   Item 1. Combined Financial Statements:

           Combined Balance Sheets as of March 31, 2004
           and December 31, 2003................................................   3

           Combined Statements of Operations and Comprehensive Loss
           for the Three Months Ended March 31, 2004 and March 31, 2003.........   4

           Combined Statements of Cash Flows for the Three Months Ended
           March 31, 2004 and March 31, 2003....................................   5

           Notes to Combined Financial Statements...............................   6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................  21

   Item 3. Quantitative and Qualitative Disclosure about Market Risk............  28

   Item 4. Controls and Procedures..............................................  28


Part II. Other Information:

   Item 1. Legal Proceedings....................................................  29

   Item 4. Submission of Matters to a Vote of Security Holders..................  31

   Item 6. Exhibits and Reports on Form 8-K.....................................  32

Signatures     .................................................................  33

Exhibit Index  .................................................................  34


             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004




                             COMBINED BALANCE SHEETS

(In thousands, except share data)                                                  MARCH 31, 2004
                                                                                     (UNAUDITED)              DECEMBER 31, 2003
                                                                            ----------------------------   -----------------------
ASSETS
Investments in real estate, at cost
    Land                                                                    $                     6,680    $                6,086
    Buildings and improvements                                                                   65,940                    65,897
                                                                            ----------------------------   -----------------------
                                                                                                 72,620                    71,983
Less - Accumulated depreciation                                                                (14,571)                  (14,102)
                                                                            ----------------------------   -----------------------
Investments in real estate, net                                                                  58,049                    57,881

    Cash and cash equivalents   - unrestricted                                                    5,618                    14,924
                                - restricted                                                      2,616                     2,818

    Loan receivable                                                                              16,944                         -
    Accounts receivable and prepayments, net of allowances
      of $519 and $223, respectively                                                                379                     1,291

    Investments - available for sale                                                             54,881                    68,986
    Real estate securities - available for sale                                                   6,470                         -

    Inventory, net of reserve                                                                       613                       591

    Unamortized debt issue costs, net                                                               206                       214

    Other                                                                                           637                       133
                                                                            ----------------------------   -----------------------
Total Assets                                                                $                   146,413    $              146,838
                                                                            ============================   =======================

LIABILITIES
    Mortgage loan                                                           $                    41,370    $               41,457
    Note payable                                                                                     58                        64
    Accounts payable and accrued liabilities                                                      7,544                     7,654
    Dividends payable                                                                               516                       516
    Deferred items                                                                                  530                       427
                                                                            ----------------------------   -----------------------
Total Liabilities                                                                                50,018                    50,118
                                                                            ----------------------------   -----------------------

CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY

Convertible preferred shares of beneficial interest, $25 per share liquidation preference, 2,300,000 shares authorized, 983,082 shares
    outstanding at March 31, 2004 and December 31, 2003                                          23,131                    23,131
Common Shares of beneficial interest, $1 par, unlimited authorized,
31,058,913 outstanding at March 31, 2004 and December 31, 2003                                   31,059                    31,059
Additional paid-in capital                                                                      207,968                   207,968
Accumulated other comprehensive income                                                              396                         -
Accumulated distributions in excess of net income                                             (166,159)                 (165,438)
                                                                            ----------------------------   -----------------------
Total Shareholders' Equity                                                                       96,395                    96,720
                                                                            ----------------------------   -----------------------

Total Liabilities and Shareholders' Equity                                  $                   146,413    $              146,838
                                                                            ============================   =======================




                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

            COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)



(In thousands, except per share data)                                           FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              2004                        2003
                                                                    --------------------------    ----------------------
REVENUES
    Rents                                                           $                   3,291     $               3,445
    Sales                                                                               1,309                       726
    Interest and dividends                                                                254                       259
                                                                    --------------------------    ----------------------
                                                                                        4,854                     4,430
                                                                    --------------------------    ----------------------
EXPENSES
    Property operating                                                                  1,154                     1,181
    Cost of goods sold                                                                    934                     1,087
    Real estate taxes                                                                     219                       225
    Depreciation and amortization                                                         499                       535
    Interest                                                                              943                     1,272
    General and administrative                                                          1,310                     1,162
                                                                    --------------------------    ----------------------
                                                                                        5,059                     5,462
                                                                    --------------------------    ----------------------

NET LOSS BEFORE PREFERRED DIVIDENDS                                                      (205)                   (1,032)
    Preferred dividend                                                                   (516)                     (516)
                                                                    --------------------------    ----------------------
NET LOSS                                                                                 (721)                   (1,548)

OTHER COMPREHENSIVE INCOME
Unrealized gain on securities                                                             396                         -
                                                                    --------------------------    ----------------------
Comprehensive loss                                                  $                    (325)     $             (1,548)
                                                                    ==========================    ======================

PER SHARE DATA

BASIC AND DILUTED:
Net loss applicable to common shares of
beneficial interest                                                 $                   (0.02)     $              (0.04)
                                                                    ==========================    ======================

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES                                                                          31,059                    34,814
                                                                    ==========================    ======================





                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(In thousands)                                                                               FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                 --------------------------------------------
                                                                                        2004                    2003
                                                                                 -------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss before preferred dividends                                          $            (205)      $           (1,032)
    Adjustments to reconcile net loss to net cash provided
      by operating activities
        Depreciation and amortization                                                          499                      535
        Decrease in deferred items                                                             103                      138
        Net changes in other operating assets and liabilities                                  267                      392
                                                                                 -------------------     --------------------
          Net cash provided by operating activities                                            664                       33
                                                                                 -------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investments                                                               (240,087)                (335,812)
    Purchase of real estate securities available for sale                                   (6,054)                       -
    Proceeds from maturity of investments                                                  254,173                  335,793
    Purchase of loan receivable                                                            (16,944)                       -
    Investments in real estate                                                                (650)                     (38)
                                                                                 -------------------     --------------------
          Net cash used in investing activities                                             (9,562)                     (57)
                                                                                 -------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of note payable                                                                   (6)                      (4)
    Repayment of mortgage loan                                                                 (88)                     (91)
    Dividends paid on preferred shares of beneficial interest                                 (516)                    (516)
                                                                                 -------------------     --------------------
          Net cash used in financing activities                                               (610)                    (611)
                                                                                 -------------------     --------------------

Decrease in cash and cash equivalents                                                       (9,508)                    (635)
Cash and cash equivalents at beginning of period                                            17,742                    5,865
                                                                                 -------------------     --------------------
Cash and cash equivalents at end of period                                       $           8,234       $            5,230
                                                                                 ===================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest Paid                                                                $             943       $              994
                                                                                 ===================     ====================



                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying financial statements represent the combined results of the registrant, First Union Real Estate Equity and Mortgage Investments (the "Trust"), and First Union Management Inc. (the "Company"). Under a trust agreement, the Common Shares of the Company are held for the benefit of the shareholders of the Trust. Accordingly, the financial statements of the Company and the Trust have been combined.

     The combined financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures contained herein are adequate to make the information presented not misleading. These combined financial statements should be read in conjunction with the combined financial statements and the notes thereto included in the Trust's most recent annual report on Form 10-K.

     The combined financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the combined financial position, results of operations and cash flows for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Real Estate Assets

     Real estate assets are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Significant renovations that extend the useful life of the properties are capitalized. Depreciation for financial reporting purposes is computed using the straight-line method. Buildings are depreciated over their estimated useful lives of 10 to 40 years, based on the property's age, overall physical condition, type of construction materials and intended use. Improvements to the buildings are depreciated over the remaining useful life of the building at the time the improvement

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

is completed. Tenant improvements are depreciated over the life of the lease. The Trust annually reviews each of its properties for any impairment losses. The Trust records impairment losses when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Cash and Cash Equivalents

     Cash and cash equivalents include checking, money market and restricted cash accounts .

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

Investments Available for Sale

     The Trust holds US government securities with a maturity of less than one year ($44.9 million) and US government securities with one to five year maturities ($10.0 million).

     The Company's investments in US government securities are accounted for as available-for-sale. Accordingly, the Company records these investments at fair value, and unrealized gains and losses are recognized through shareholders' equity, as a component of other comprehensive income. Realized gains and losses and changes for other-than-temporary impairments are included in determining net income, with related purchase costs based on specific identification.

Investment in Real Estate Securities

     The Trust classifies investments in real estate equity securities with readily determinable fair values on the balance sheet as either available-for-sale or trading, based on the Trust's intent with respect to those securities. Specifically, the Trust classifies investments in equity securities with readily determinable fair values as trading securities if those securities are held principally for the purpose of selling them in the near term. All other investments in equity securities with readily determinable fair values are classified as available-for-sale.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

Inventory

     Inventory is valued at the lower of weighted average cost or net realizable value and consists of transit ticketing parts and unbilled revenue recognized under the percentage completion method.

Product Warranty Policy

     VenTek International Inc. ("VenTek"), an operating subsidiary of the Trust, provides product warranties for both its parking and transit ticket equipment. The warranty policy for parking equipment generally provided for one year of coverage. The warranty policy for transit ticket equipment generally provides two to two and a half years of coverage. However, with respect to the order received in the fourth quarter of 2003, no extended warranty will be provided with such equipment. VenTek's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded.

Revenue Recognition

     The Trust accounts for its leases with tenants as operating leases on a straight line basis. Tenant leases generally provide for billings of certain operating costs and retail tenant leases generally provide for percentage rentals, in addition to fixed minimum rentals. The Trust accrues the recovery of operating costs based on actual costs incurred. The Company defers recognition of contingent rental income (i.e. percentage/excess rent) in interim periods until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.

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

Income Taxes

     Deferred income taxes are recorded based on the difference between the financial statement and tax basis of assets and liabilities. Such deferred income taxes are also adjusted to reflect changes in the US tax laws when enacted and changes in blended state tax rates.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

Earnings Per Share

     The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

                                                                      Three Months Ended
                                                                           March 31,
                                                                -------------------------------
                                                                   2004                 2003
                                                                ----------           ----------
Basic
Net loss                                                        $     (205)              (1,032)
Preferred dividend                                                    (516)                (516)
                                                                ----------           ----------
Net loss applicable to common shares of beneficial interest     $     (721)          $   (1,548)
                                                                ==========           ===========

Basic weighted average common shares                                31,059               34,814
                                                                ==========           ==========
Net loss per share                                              $    (0.02)          $    (0.04)
                                                                ==========           ==========

Diluted
Net loss                                                        $     (205)          $   (1,032)
Preferred dividend                                                    (516)                (516)
                                                                ----------           -----------
Net loss applicable to common shares of beneficial interest     $     (721)          $   (1,548)
                                                                ==========           ===========

Basic weighted average common shares                                31,059               34,814
Convertible preferred shares                                             -                    -
                                                                ----------           ----------

Diluted weighted average common shares                              31,059               34,814
                                                                ==========           ==========
Net loss per share                                              $    (0.02)          $    (0.04)
                                                                ==========           ==========

     The convertible preferred shares are not included in the diluted earnings per share calculation for the three months ended March 31, 2004 and 2003 because they are anti-dilutive.

Stock Options

     The Trust accounts for stock option awards in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Consequently, compensation cost has not been recognized for the share option plans except for the options granted in 1999 which had an exercise price that was less than the grant date per share market price. Had the Trust applied the expense recognition provisions of SFAS No. 123, there would have been no impact on the results of operations for the periods ended March 31, 2004 and 2003.

Dividends

     The Trust declared a dividend of $0.5 million ($0.525 per share) on the Trust's Series A Cumulative Preferred Shares of Beneficial Interest in the first quarter of 2004. The first quarter dividend was paid April 30, 2004 to beneficiaries of record at the close of business on March 31, 2004.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation, as amended, clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Trust will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Trust does not anticipate that this Interpretation will have an impact on its combined financial statements.

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

3.   RELATED PARTY TRANSACTIONS

     The affairs of the Trust and its subsidiaries are administered by FUR Advisors LLC ("FUR Advisors") pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") dated December 31, 2003 between the Trust and FUR Advisors, which agreement was negotiated and approved by the Board of Trustees of the Trust prior to the acquisition by FUR Investors LLC of its interest in the Trust. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust's shareholder transfer agent and property managers. Pursuant to the terms of the Advisory Agreement, for providing these services, FUR Advisors is entitled to the following fees: (i) an asset management fee of 1% of the gross asset value of the Trust up to $100 million, .75% of the gross asset value of the Trust between $100 million and $250 million, .625% of the gross asset value of the Trust between $250 million and $500 million and .50% of the gross asset value of the Trust in excess of $500 million; (ii) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board; (iii) loan servicing fees (not exceeding commercially reasonable rates approved by a majority of the independent trustees) for providing administrative and clerical services with respect to loans made by the Trust to third parties; and (iv) an incentive fee equal to 20% of all distributions to Beneficiaries after December 31, 2003 in excess of (x) $71.3 million, increased by the net issuance price of all shares issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003, plus

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. In addition, FUR Advisors is entitled to be reimbursed for up to $125,000 per annum for the costs associated with the employment of one or more asset managers. During the first quarter 2004 the Trust paid $384,729 for its asset management fee, $1,706 for loan servicing fees and reimbursed FUR Advisors $2,596 for costs associated with the employment of asset managers.

     Effective February 1, 2004, Kestrel Management L.P., an affiliate of FUR Advisors and the Trust's executive officers, assumed property management responsibilities for Circle Tower. Pursuant to the terms of the property management agreement, Kestrel Management L.P. receives a fee equal to 3% of the monthly revenues of Circle Tower which amount is less than the amount paid to the prior property management company. During the first quarter of 2004, the Trust paid Kestrel Management L.P. $8,378.

     The Trust and First Union Management Inc. ("FUMI") paid fees of $67,726 and $68,722 for the three months ending March 31, 2004 and 2003, respectively, to the Real Estate Systems Implementations Group, LLC ("RE Systems") for financial reporting and advisory services. The managing member of this firm assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000, and Interim Chief Executive Officer in January 2003. In addition, he became a Trustee of the Trust in June 2003 and resigned as Interim Chief Executive Officer and Interim Chief Financial Officer on December 31, 2003. He resigned as a Trustee of the Trust on April 15, 2004. The Trust continues to retain RE Systems on a month-to-month basis to provide services to FUMI and VenTek at a cost of $10,000 per month.

4.   SHARE REPURCHASE

     The Trust authorized a share repurchase plan in July 2003. The plan allows for the Trust to purchase up to $10.0 million of its Common and Preferred Shares of beneficial interest in the market or through private transactions. Through May 1, 2004 the Trust repurchased and retired 2,914,215 Common Shares for $5,323,348.

5.   TERMINATION OF THE GOTHAM TRANSACTION

     On February 13, 2002, the Trust entered into a definitive agreement pursuant to which the Trust agreed to merge with and into Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P. ("Gotham Partners"), at that time the beneficial owner of 16.8% of the Trust's outstanding Common Shares.

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

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

     On June 25, 2003 the Trust entered into a Settlement, Termination and Standstill Agreement (the "Agreement") with, among others, Gotham Partners. The Agreement provided for the termination of the merger agreement regarding the merger of the Trust with Gotham Golf, the purchase by the Trust of 5,841,233 Common Shares of the Trust owned by Gotham Partners and its affiliates for approximately $11.1 million and a termination payment to Gotham Partners of $2.4 million. The Agreement also provides that neither Gotham Partners nor any affiliate will enter into or agree to enter into any form of business combination, acquisition or other transaction involving the Trust or any majority-owned affiliate for a period of five years from the date of the Agreement. The termination payment was recognized as a general and administrative expense during the year ended December 31, 2003. See Note 9 for additional information.

6.   THE FUR INVESTORS TRANSACTION

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

     In connection with the transactions contemplated by the Stock Purchase Agreement, (i) Michael L. Ashner was appointed as the Chief Executive Officer of the Trust, (ii) the Trust entered into an Advisory Agreement with FUR Advisors, LLC, an affiliate of FUR Investors, LLC, (iii) Mr. Ashner entered into an exclusivity agreement, and (iv) FUR Investors, LLC entered into a covenants agreement pursuant to which it agreed not to take certain action which, among other things, would adversely impact the Trust's status as a real estate investment trust or its listing on the New York Stock Exchange. In addition, Daniel J. Altobello and Jeffrey Citrin resigned as members of the Board of Trustees, and three new trustees were appointed to the Board of Trustees. As a result, the Board of Trustees presently consists of six members.

     In January 2004, the Board of Trustees approved a waiver to the ownership limitations set forth in the Trust's By-laws to permit Michael L. Ashner, the Chief Executive Officer of the Trust, to acquire up to 30,000 shares of the Trust's preferred shares so long as the acquisition thereof (i) is not otherwise in violation of the ownership limitations set forth in the Trust's By-laws whose purpose is to protect REIT status of the Trust and (ii) does not reduce the existing viability of the net operating loss benefits available to the Trust.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

7.   NorthStar Loan

     On March 3, 2004, the Trust acquired from Bank of America, N.A. a loan receivable from NorthStar Partnership, L.P. ("NorthStar") in the principal amount of approximately $16.9 million (the "NorthStar Loan"). The NorthStar Loan is evidenced by a Credit Agreement, Promissory Note and collateral documents. The NorthStar Loan is secured by a first priority lien on all or a portion of NorthStar's interest in Morgans Hotel Group LLC, Emmes & Company LLC and Presidio Capital Investment Company, LLC as well as certain other assets of NorthStar. Upon acquisition, the NorthStar Loan was modified to extend the maturity date for one year to May 28, 2005 and provides for an option to NorthStar to further extend the maturity date, upon payment of a one point fee, for up to two optional six-month extensions. The NorthStar Loan was further modified to provide for an initial interest rate of a minimum of 12% per annum, with a yield to maturity of 12.86%, increasing by two percentage points for each six month renewal term. In addition, NorthStar was required to establish a reserve equal to interest for six months and, upon the occurrence of certain events, to increase such reserve to one year's interest. The NorthStar Loan requires payments of interest only, is prepayable at any time, together with a premium, and requires mandatory prepayments from asset sales or refinancings after the first $9 million in proceeds from such sales or refinancings. Further, the Trust entered into an agreement pursuant to which it has an option to invest in certain transactions involving assets of NorthStar which are offered to existing equityholders of NorthStar, or their affiliates.

     Due to the nature and amount of the NorthStar Loan, in order to comply with the rules applicable to real estate investment trusts, a portion of the NorthStar Loan was held by a wholly-owned subsidiary of the Trust that elected to be treated as a taxable REIT subsidiary ("TRS"). Accordingly, the portion of income allocated to the amount of the NorthStar Loan held by the taxable REIT subsidiary will be subject to corporate level tax.

     In late March 2004, NorthStar indicated that it would be making a prepayment on the loan in the amount of $8.9 million, the amount then held in the TRS. In light of the expected prepayment, the portion of the loan held by the TRS was transferred to the Trust on April 1, 2004. On April 12, 2004, NorthStar made a prepayment of $8.9 million.

8.   ATLANTIC REALTY

     In January 2004, the Trust acquired 267,000 shares in Atlantic Realty Trust ("Atlantic Realty") (NASD:ATLRS) representing 7.5% of the outstanding shares in Atlantic Realty. The shares are classified in the balance sheet as "Investments available for sale." On January 12, 2004, the Trust contacted Atlantic Realty to discuss a possible business combination between Atlantic Realty and the Trust and made a proposal to the Atlantic Realty which proposal was subsequently modified on April 19, 2004. In general, the proposal seeks to merge Atlantic Realty with and into the Trust, or a subsidiary thereof, with holders of Common Shares in Atlantic Realty receiving either (i) $19.25 per share or (ii) 0.8 shares of the Trust's the Series A cumulative convertible redeemable preferred shares of beneficial interest (the "Preferred

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS
Shares"). In the event that holders of Atlantic Realty shares holding more than 1,315,000 of such shares in the aggregate elect to receive Preferred Shares, such shareholders will receive (i) a number of Preferred Shares equal to (a) .8 multiplied by (b) a fraction, the numerator of which is 1,315,000 and the denominator of which is the total number of Atlantic Realty shares to be exchanged for Preferred Shares and (ii) cash equal to (x) $19.25 multiplied by
(y) a fraction, the numerator of which is the number of Atlantic Realty shares to be exchanged for Preferred Shares less 1,315,000 and the denominator of which is the number of Atlantic Realty shares to be exchanged for Preferred Shares. The consideration would be subject to upward or downward adjustment, as the case may be, based (i) on a projected post-closing net cash balance of Atlantic Realty of $13,500,000 and (ii) any stock splits, issuances, repurchases, reclassifications and other transactions affecting the value of Atlantic Realty. The proposal also provides that it is subject to, among other things, the satisfactory completion by the Trust of a five-business day due diligence review of Atlantic Realty. In addition, the Trust requested a waiver to acquire in excess of 9.8% of the outstanding shares in Atlantic Realty. The terms proposed by Atlantic Realty in response to the Trust's request for a waiver were rejected by the Trust and no such waiver was obtained. On May 5, 2004, Atlantic Realty issued a press release announcing that it has rejected the Trust's offer.

9.   LEGAL PROCEEDINGS

PREFERRED AND COMMON SHAREHOLDER LAWSUITS

     Kimeldorf v. First Union Real Estate Equity and Mortgage Investments, et al. In December 2002, the two plaintiffs in previously filed purported class actions brought on behalf of the holders of the Trust's preferred shares of beneficial interest filed a consolidated amended complaint, styled Kimeldorf et al. v. First Union, et al, the Supreme Court of New York, New York County alleging, among others, breach of contract; aiding and abetting breach of contract; tortious interference with the contract; breach of fiduciary duties; aiding and abetting of breach of fiduciary duties; and unconscionability against the defendants.

     On June 25, 2003 the Trust entered into a Settlement, Termination and Standstill Agreement (the "Agreement") which provided for the termination of the merger agreement regarding the merger of the Trust with Gotham Golf, the purchase by the Trust of 5,841,233 Common Shares of the Trust owned by Gotham Partners and its affiliates for approximately $11.1 million and a termination payment to Gotham Partners of $2.4 million. The Agreement also provides that neither Gotham Partners nor any affiliate will enter into or agree to enter into any form of business combination, acquisition or other transaction involving the Trust or any majority-owned affiliate for a period of five years from the date of the Agreement.

     As of January 23, 2004, the parties to the consolidated Kimeldorf case entered into a Memorandum of Understanding ("MOU") providing for the terms of the resolution of the litigation. Under the terms of the MOU, the consolidated Kimeldorf case will be dismissed with prejudice and no payment of any kind will be made to the plaintiffs or their counsel in connection

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

with the dismissal. Each party will bear its own fees, costs, and expenses of the litigation. The parties to the consolidated Kimeldorf case submitted the pleadings to the Court in order to effectuate the terms of the MOU during the first quarter of 2004.

     Fink v. First Union Real Estate Equity and Mortgage Investments. On or about January 24, 2003, the Trust was served with a complaint filed in the Supreme Court of New York, New York County on behalf of a purported holder of the Trust's Common Shares, on behalf of himself and the Common Shareholders as a class, which complaint was subsequently amended on or about July 3, 2003. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and a certification that the plaintiff, Robert Fink, is the representative of the class. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. The relief requested by the plaintiff includes an order permitting the creation of a shareholders' committee composed of the Trust's Common Shareholders and their representatives to manage the affairs of the Trust, compensatory damages, the costs and disbursements of plaintiff's counsel, and the return to the Trust of the termination fee paid to Gotham as well as the consideration paid for Gotham's shares in the Trust. The parties have stipulated that the defendants need not answer or otherwise respond to the amended complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time. In light of the rulings and ultimate settlement of the Kimeldorf case and the similarity of the actions alleged in this matter, the Trust expects to file a motion to dismiss during the second quarter of 2004. The Trust does not believe that this matter will have a material impact on its combined financial statements.

PEACH TREE MALL LITIGATION

     The Trust, as one plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court, the case was remanded to the trial court for further proceedings. After the remand to the trial court, the Trust and the other plaintiffs pursued a retrial before the court. The retrial of the litigation commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally held in favor of the State of California. In February 2002, the plaintiffs filed a notice of appeal in the California Court of Appeals. The appellate briefing was completed in May 2003. On November 26, 2003, the Court of Appeals issued its decision reversing the decision of the trial court. The Court held that the State was liable for the damages caused by the flood. The Court of Appeals remanded the case to the trial court for a determination of the damages to plaintiffs, including the Trust, and for an award of attorney's fees and costs. The State filed a

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

petition for rehearing in the Court of Appeals, which was denied on December 24, 2003. On January 2, 2004, the State filed a petition for review with the California Supreme Court. Plaintiffs, including the Trust, filed an opposition to the petition on January 21, 2004, and the State filed a reply on January 29, 2004. The California Supreme Court ruled in the Trust's favor during the first quarter of 2004 and remanded the case for a new trial solely on the issue of damages.

INDEMNITY TO IMPERIAL PARKING LIMITED

     In 1999, Newcourt Financial Ltd. ("Newcourt") brought a claim in Ontario, Canada against an affiliate of the Trust and Imperial Parking Limited alleging a breach of a contract between the Trust's affiliate and Newcourt's predecessors-in-interest, Oracle Credit Corporation and Oracle Corporation Canada, Inc. The Trust's affiliate and Imperial Parking Limited brought a separate action in British Columbia, Canada against Newcourt, Oracle Credit Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's Board of Trustees and the Imperial Parking Limited's board of directors. On March 27, 2000, in connection with the spinoff of Imperial Parking Corporation (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust granted an indemnity to Imperial Parking Corporation in respect to damages arising from the outstanding actions.

     Numerous attempts to settle this matter have not been successful. The Trust has reserved $600,000 in its combined financial statements for this claim. The reserved amount consists of the face amount of the contract of $425,000 and estimated costs of $175,000. The amount of Newcourt's claim, $825,000, includes its calculation of interest on the amount due at the default rate under the contract. The trial has been scheduled for the third quarter of 2004. The Trust intends to defend vigorously against the claims brought against the parties that it has indemnified and to pursue their separate claims with respect to this matter.

10.  CONTINGENCIES

VenTek

     The Trust has provided performance bond guarantees entered into with respect to two contracts of its subsidiary, VenTek, with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantee in the amount of $5.3 million expired in September 2003 and the remaining guarantee in the amount of $6.2 million will expire in September 2004. As of December 31, 2003, VenTek had delivered all equipment required under these contracts and no amounts had been drawn against these guarantees. If a warranty or service claim against VenTek is made or VenTek fails or is unable to perform in accordance with the remaining contract, the Trust may be responsible for payment under the guarantee. In connection with one of the contracts, VenTek settled a claim for liquidated damages for approximately $0.1 million during the year ended December 31, 2003. During the third quarter of 2003, VenTek entered into a new contract with one of the transit authorities for $2.2 million, and received a change order for $0.8 million in the fourth quarter of 2003 from the other transit authority, to manufacture transit ticket vending machines. The contract and change order are

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

presently expected to be completed by November 30, 2004. Under the terms of the contract, VenTek was required to secure a letter of credit as required by the bonding company. The Trust provided cash collateral of $1.1 million which is equal to 50 percent of the contract value of $2.2 million to secure the letter of credit.

Park Plaza Mall

     Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with a subsidiary of the Trust that contains an operating covenant that required Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and previously announced, at various times over the last several years, their intention to build in this new location. However, the building of a mall on such location requires a zoning law change and in December 2003, the Supreme Court of Arkansas determined that any zoning changes needed to be approved by voters through a referendum. Simon Property Group announced in February 2004 that it was no longer proceeding with the proposed development.

     In April 2004, RED Development announced its plans to develop a new 485,000 square foot shopping center in West Little Rock, Arkansas, which is to be anchored by Dillard's. In the event that a large-scale facility is built, Dillard's may cease operating its stores at Park Plaza Mall. Regardless of whether the proposed new shopping center is built, under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at Park Plaza Mall beyond July 2003 but may continue operations at Park Plaza Mall through 2031. The Trust had approached Dillard's to extend this covenant and continues to explore options with Dillard's; however, to date, no agreement with Dillard's has been reached. In the event Dillard's closes one or both of its stores at the Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of the Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the rights of many of the tenants to terminate their leases or to pay less rent triggered by the closure of one or both of the anchor stores. The Park Plaza Mall is financed by a mortgage loan. The loss of one or both of the Dillard's stores or a significant number of other mall tenants could result in an event of default under this mortgage.

     In March 2004, the Trust engaged a real estate broker to begin marketing the Park Plaza Mall property for sale. On May 10, 2004, the Trust entered into an agreement to sell the property to an unaffiliated third-party for a gross purchase price of $77,500,000. The sale, which is tentatively scheduled to close in the second or third quarter of 2004, is subject to the purchaser's due diligence review of the property and the assumption of existing loan encumbering the property by the purchaser. Accordingly there can be no assurance that the sale will be consummated or, if consummated, at the current purchase price.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

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

11.  CIRCLE TOWER

     The Trust's ownership interest in the Circle Tower office property in Indianapolis, Indiana, includes a leasehold interest in a ground lease. The original ground lease was entered into in 1910, expires in 2009 with an option for an additional 99 years which has been exercised, and contains a "gold clause" provision that may result in a rent increase if the leasehold interest is sold. The resulting rent increase could be substantial. In addition, the marketability of Circle Tower is also adversely affected by the uncertainty of the rent rate for the renewal term of the ground lease. Until the rental rates are finalized (which is not expected to occur until the period within 90 days prior to the expiration of the original term) or the Trust obtains ownership of the ground, it may be difficult to sell Circle Tower. In December 2003, the Trust deposited with an escrow agent the sum of $700,000 which amount is to be applied to the purchase of the land underlying the Indianapolis property and the expenses associated therewith. At the time the funds were deposited with the escrow agent, the Trust offered to purchase from each owner of the land their respective interests in the land at any time prior to May 31, 2004 for a price equal to such owner's allocable share of the amount placed in escrow. At May 1, 2004, the Trust had acquired interests in the land representing approximately a 75% interest in the land. The remaining balance held by the escrow agent at May 1, 2004 was $209,000.

12.  BUSINESS SEGMENTS

     The Trust's and Company's business segments include ownership of a shopping center, an office building, and a transit ticket equipment manufacturing company. Management evaluates performance based upon net operating income. With respect to property assets, net operating income is property rent less property operating expense, and real estate taxes. With respect to VenTek, which was a manufacturer of transit and parking ticketing equipment, net operating income is sales revenue less cost of goods sold. Corporate assets consist of cash and cash equivalents, the NorthStar loan, real estate securities and investments in US Treasury Bill and Federal Home Loan Bank Discount Notes. The parking ticket equipment business was sold on August 1, 2003. All intercompany transactions between segments have been eliminated (see table of business segments).

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS



Business Segments (in thousands)
                                              Three Months Ended March 31,
                                              2004                   2003
                                       -----------------      -----------------
Rents and Sales
     Shopping Centers                  $          2,921       $          3,105
     Office Buildings                               370                    340
     VenTek                                       1,309                    726
                                       -----------------      -----------------
                                                  4,600                  4,171
Less - Operating Expenses and
  Costs of Goods Sold
     Shopping Centers                               960                    968
     Office Buildings                               194                    200
     VenTek                                         934                  1,087
     Corporate                                        -                     13
                                       -----------------      -----------------
                                                  2,088                  2,268
Less - Real Estate Taxes
     Shopping Centers                               203                    202
     Office Buildings                                16                     23
                                       -----------------      -----------------
                                                    219                    225
Net Operating Income (Loss)
    Shopping Centers                              1,758                  1,935
    Office Buildings                                160                    117
    VenTek                                          375                   (361)
    Corporate                                         -                    (13)
                                       -----------------      -----------------
                                                  2,293                  1,678


             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS


Business Segments (Continued)
                                             Three Months Ended March 31,
                                             2004                    2003
                                       -----------------      -----------------
Less - Depreciation and Amortization              499                    535

Less - Interest Expense                           943                  1,272

Corporate Income (Expense)
    Interest and Dividends                        254                    259
    General and administrative                 (1,310)                (1,162)
                                       -----------------      -----------------

Net Loss before Preferred Dividend       $       (205)           $    (1,032)
                                       =================      =================
Capital Expenditures
    Shopping Centers                     $         23            $         4
    Office Buildings                              627                     32
    VenTek                                          -                      2
                                       -----------------      -----------------
                                         $        650            $        38
                                       =================      =================


                                                       March 31,
                                       ----------------------------------------
                                             2004                    2003
                                       -----------------      -----------------
Identifiable Assets
    Shopping Centers                     $     57,362            $    59,529
    Office Buildings                            2,295                  2,351
    VenTek                                      1,171                  3,330
    Corporate                                  85,585                118,176
                                       -----------------      -----------------
Total Assets                             $    146,413            $   183,386
                                       =================      =================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995.

Statements contained herein may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein which are not statements of historical facts and that address activities, events or developments that First Union Real Estate Equity and Mortgage Investments expects, believes or anticipates will or may occur in the future shall be deemed to be forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events, actual results and performance financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Factors that could cause actual results to differ materially from those in forward-looking statements include the terms of future property sales, investments and financings, general economic and business conditions and various other risk factors listed in the registration statement of First Union Real Estate Equity and Mortgage Investments filed with the Securities and Exchange Commission.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in the report.

GENERAL

     In addition to its cash reserves, at March 31, 2004, the Trust owned the following assets: 1) two properties, the Park Plaza Mall located in Little Rock, Arkansas and Circle Tower, an office building located in Indianapolis, Indiana;
2) a loan, referred to as the NorthStar Loan, with a principal balance of $16.9 million, which is described below; 3) real estate securities available for sale, primarily shares in Atlantic Realty Trust, as described below; and 4) U.S. Treasury Bills and Federal National Mortgage Association Notes.

NORTHSTAR LOAN

     On March 3, 2004, the Trust acquired from Bank of America, N.A. a loan receivable from NorthStar Partnership, L.P. ("NorthStar") in the principal amount of approximately $16.9 million (the "NorthStar Loan"). The NorthStar Loan is evidenced by a Credit Agreement, Promissory Note and collateral documents. The NorthStar Loan is secured by a first priority lien on all or a portion of NorthStar's interest in Morgans Hotel Group LLC, Emmes & Company LLC and Presidio Capital Investment Company, LLC as well as certain other assets of NorthStar. Upon acquisition, the NorthStar Loan was modified to extend the maturity date for one year to May 28, 2005 and provides for an option to NorthStar to further extend the maturity date, upon payment of a one point fee, for up to two optional six-month extensions. The NorthStar Loan was further modified to provide for an initial interest rate of a minimum of 12% per annum, with a yield to maturity of 12.86%, increasing by two percentage points for each six month renewal term. In addition, NorthStar was required to establish a reserve equal to interest for six months and, upon the occurrence of certain events, to increase such reserve to one year's interest. The NorthStar Loan requires payments of interest only, is prepayable at any time, together with a premium, and requires mandatory prepayments from asset sales or refinancings after the first $9 million in proceeds from such sales or refinancings. Further, the Trust entered into an agreement pursuant to which it has an option to invest in certain transactions involving assets of NorthStar which are offered to existing equityholders of NorthStar, or their affiliates.

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

     In late March 2004, the borrower under the loan indicated that it would be making a prepayment on the loan in the amount of $8.9 million, the amount then held in the TRS. In light of the expected prepayment, the portion of the loan held by the TRS was transferred to the Trust on April 1, 2004. On April 12, 2004, NorthStar made a prepayment of $8.9 million.

ATLANTIC REALTY

     In January 2004, the Trust acquired 267,000 shares in Atlantic Realty Trust (NASD:ATLRS) representing 7.5% of the outstanding shares in Atlantic Realty. The shares are classified in the balance sheet as "Investments available for sale." On January 12, 2004, the Trust contacted Atlantic Realty to discuss a possible business combination between Atlantic Realty and the Trust and made a proposal to the Atlantic Realty which proposal was subsequently modified on April 19, 2004. In general, the proposal seeks to merge Atlantic Realty with and into the Trust, or a subsidiary thereof, with holders of Common Shares in Atlantic Realty receiving either (i) $19.25 per share or (ii) 0.8 shares of the Trust's the Series A cumulative convertible redeemable preferred shares of beneficial interest (the "Preferred Shares"). In the event that holders of Atlantic Realty shares holding more than 1,315,000 of such shares in the aggregate elect to receive Preferred Shares, such shareholders will receive (i) a number of Preferred Shares equal to (a) .8 multiplied by (b) a fraction, the numerator of which is 1,315,000 and the denominator of which is the total number of Atlantic Realty shares to be exchanged for Preferred Shares and (ii) cash equal to (x) $19.25 multiplied by (y) a fraction, the numerator of which is the number of Atlantic Realty shares to be exchanged for Preferred Shares less 1,315,000 and the denominator of which is the number of Atlantic Realty shares to be exchanged for Preferred Shares. The consideration would be subject to upward or downward adjustment, as the case may be, based (i) on a projected post-closing net cash balance of Atlantic Realty of $13,500,000 and (ii) any stock splits, issuances, repurchases, reclassifications and other transactions affecting the value of Atlantic Realty. The proposal also provides that it is subject to, among other things, the satisfactory completion by the Trust of a five-business day due diligence review of Atlantic Realty. In addition, the Trust requested a waiver to acquire in excess of 9.8% of the outstanding shares in Atlantic Realty. The terms proposed by Atlantic Realty in response to the Trust's request for a waiver were rejected by the Trust and no such waiver was obtained. On May 5, 2004, Atlantic Realty issued a press release announcing that it has rejected the Trust's offer.

INVESTMENT POLICY

     Rather than focus on a particular type of real estate asset or a specific geographic sector, the Trust's investments will be based, at least for the foreseeable future, on its assessment that a potential investment is significantly undervalued or has a greater value on a risk adjusted basis than current opportunities in the marketplace. Additionally, the Trust will make investments in assets believed to be underperforming and in which it believes through an infusion of capital and improved management an appropriate return on investment can be realized. Consequently, with certain limitations, the Trust will seek to invest or acquire most any type of real estate asset or security. Moreover, except as limited by the restrictions placed on the Trust in order to meet its requirements to maintain REIT status, the Trust's investment decisions are not materially affected by the nature of an investment or where that investment falls in an entity's capital structure. The Trust will acquire entities that own real estate, invest directly in the equity of a real estate asset exclusively or through a venture, acquire preferred equity, mezzanine debt or, if priced appropriately, the first mortgage debt of a real estate asset. At present, it is not expected that the Trust will invest in an entity in which the Trust does not own 100% of the equity unless the Trust has the means to acquire control of the investment or has a contractual mechanism in place to exit the investment for a price consistent with fair value.

In view of the foregoing, the Trust's near-term investment strategy will be to identify and invest in discrete real estate investments consistent with the foregoing criteria. As appropriate investment opportunities arise, the Trust will aggressively pursue such opportunities. For the long-term, as investments mature in value to the point where the Trust is unlikely to achieve better than a market return on their then enhanced value, it is likely the Trust will exit the investment and redeploy the capital to higher yielding opportunities.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. However, due to significant tax basis net operating losses, the Trust does not anticipate that any distributions will be required in the foreseeable future.

     Our primary sources of funds for liquidity consist of cash reserves, net cash provided by operating activities, payments received on the NorthStar Loan and the maturities of U.S. Treasury Bills and Federal Home Loan Bank Discount Notes.

     Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to implement our investment policy as described above. We compete with several other companies for investments, including other REITs, insurance companies and other investors. Some of our competitors have greater resources than we do and for this and other reasons, we may not be able to compete successfully for investments.

     Unrestricted and restricted cash and cash equivalents decreased by approximately $9.0 million (to $8.7 million from $17.7 million) when comparing the balance at March 31, 2004 to the balance at December 31, 2003.

     During the first quarter of 2004, the Trust used $9.5 million for investing activities. This consisted of $16.9 million expended to purchase the NorthStar Loan, the purchase of real estate securities, including shares of Atlantic Realty Trust for a price of $6.0 million, and improvements to the Trust's properties of $0.1 million, all of which were partially offset by the excess of maturities over purchases of U.S. government securities and commercial paper. Operating activities for the first quarter provided cash of $0.6 million. Net cash used for financing activities during this period was $0.6 million. Cash used for financing activities included $.5 million in cash dividends to preferred shareholders and $0.1 million of mortgage and note payable amortization

     The Trust declared a dividend of $0.5 million ($0.525 per share) to Series A Cumulative Preferred Shareholders (the "Preferred Shareholders") in the first quarter of 2004. The dividend was paid April 30, 2004 to shareholders of record at the close of business on March 31, 2004. No cash dividend for the first quarter was declared with respect to the Common Shares.

     At March 31, 2004, the Trust owned $54.9 million in face value of U.S. Treasury Bills and Federal National Mortgage Association Discount Notes. The U.S. Treasury Bills and Federal National Mortgage Association Discount Notes are of maturities of less than 90 days and classified as held to maturity. The average yields for the three months ended March 31, 2004 and 2003 were 0.98% and 1.17%, respectively.

     A summary of the Trust's borrowings and repayment timing is as follows (in millions):


                             Payments Due by Period
                             ----------------------

                                             Less than 1                                      After 5
Contractual Obligations        Total            Year          1-3 Years      4-5 Years         Years
-----------------------     -----------    --------------    -----------    -----------    ------------
Mortgage loan payable         $   41.4         $  0.4           $  0.8         $  1.0         $  39.2
                            -----------    --------------    -----------    -----------    ------------
Total                         $   41.4         $  0.4           $  0.8         $  1.0         $  39.2
                            ===========    ==============    ===========    ===========    ============


     The only lease with respect to which the Trust has an obligation for payment of rent is for space occupied by VenTek, which is month to month.

PARK PLAZA MALL

     Two Dillard's department stores are the anchor stores at Park Plaza Mall. Dillard's owns its facilities in Park Plaza Mall and has a Construction, Operation and Reciprocal Easement Agreement with a subsidiary of the Trust that contains an operating covenant that required Dillard's to operate these facilities continuously as retail department stores until July 2003. Dillard's and its partner, Simon Property Group, own a parcel of land of nearly 100 acres in the western part of Little Rock, Arkansas and previously announced, at various times over the last several years, their intention to build in this new location. However, the building of a mall on such location requires a zoning law change and in December 2003, the Supreme Court of Arkansas determined that any zoning changes needed to be approved by voters through a referendum. Simon Property Group announced in February 2004 that it was no longer proceeding with the proposed development.

     In April 2004, RED Development announced its plans to develop a new 485,000 square foot shopping center in West Little Rock, Arkansas, which is to be anchored by Dillard's. In the event that a large-scale facility is built, Dillard's may cease operating its stores at Park Plaza Mall. Regardless of whether the proposed new shopping center is built, under the terms of the operating covenant, Dillard's has no obligation to maintain its operations at Park Plaza Mall beyond July 2003 but may continue operations at Park Plaza Mall through 2031. The Trust had approached Dillard's to extend this covenant and continues to explore options with Dillard's; however, to date, no agreement with Dillard's has been reached. In the event Dillard's closes one or both of its stores at the Park Plaza Mall, it is unlikely that it would sell or lease its two stores to comparable anchor tenants. Accordingly, the value of the Park Plaza Mall would be materially and adversely affected due to the decline in traffic and sales volume at Park Plaza Mall, and the rights of many of the tenants to terminate their leases or to pay less rent triggered by the closure of one or both of the anchor stores. The Park Plaza Mall is financed by a mortgage loan. The loss of one or both of the Dillard's stores or a significant number of other mall tenants could result in an event of default under this mortgage.

     In March 2004, the Trust engaged a real estate broker to begin marketing the Park Plaza Mall property for sale. On May 10, 2004, the Trust entered into an agreement to sell the property to an unaffiliated third-party for a gross purchase price of $77,500,000. The sale, which is tentatively scheduled to close in the second or third quarter of 2004, is subject to the purchaser's due diligence review of the property and the assumption of existing loan encumbering the property by the purchaser. Accordingly there can be no assurance that the sale will be consummated or, if consummated, at the current purchase price.

VENTEK

     The Trust has provided performance bond guarantees entered into with respect to two contracts of its subsidiary, VenTek, with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantee in the amount of $5.3 million expired in September 2003 and the remaining guarantee in the amount of $6.2 million will expire in September 2004. As of December 31, 2003, VenTek had delivered all equipment required under these contracts and no amounts had been drawn against these guarantees. If a warranty or service claim against VenTek is made or VenTek fails or is unable to perform in accordance with the remaining contract, the Trust may be responsible for payment under the guarantee. In connection with one of the contracts, VenTek settled a claim for liquidated damages for approximately $0.1 million during the year ended December 31, 2003. During the third quarter of 2003, VenTek entered into a new contract with one of the transit authorities for $2.2 million, and received a change order for $0.8 million in the fourth quarter of 2003 from the other transit authority, to manufacture transit ticket vending machines. The contract and change order are presently expected to be completed by November 30, 2004. Under the terms of the contract, VenTek was required to secure a Letter of Credit as required by the bonding company. The Trust provided cash collateral of $1.1 million which is equal to 50 percent of the contract value of $2.2 million to secure the Letter of Credit.

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

RESULTS OF OPERATIONS

     Net loss applicable to common shares of beneficial interest for the three months ended March 31, 2004 was $0.7 million as compared to net loss of $1.5 million for the three months ended March 31, 2003.

     The Company's manufacturing facility, VenTek, generated a net income of $0.4 million for the quarter ended March 31, 2004, as compared to a net loss of approximately $0.4 million for the quarter ended March 31, 2003. Revenue increased for the three months ended March 31, 2004 to $1.3 million from $0.7 million in 2003 and cost of goods sold decreased to $0.9 million from $1.1 million for the same period. There was no backlog for VenTek at March 31, 2004 besides the one contract and change order. Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek is not actively seeking new contracts.

     Property net operating income, which is rent less property operating expenses and real estate taxes, decreased for the three months ended March 31, 2004 to $1.9 million from $2.0 million in 2003. The decrease was attributable to a decrease in rental revenues of $154,000 due to the vacancy during 2003 by the movie theater operator at the Park Plaza Mall. The Trust's management company is actively seeking one or more replacement tenants. The decrease in revenue was partially offset by a decrease in operating expenses and real estate taxes of $27,000 and $6,000 respectively.

     Interest income decreased by $5,000 during the three months ended March 31, 2004, as compared to 2003. The decrease is primarily the result of lower yields available on the cash invested.

     General and administrative expenses for the first quarter 2004 increased by approximately $0.15 million when compared to the same period in 2003. During the first three months of 2003, the largest components of the Trust's general and administrative expenses were legal fees relating to the preferred shareholder litigation ($0.2 million), legal fees related to the Gotham transaction ($0.2 million), other legal and accounting fees ($0.4 million), and directors and officers insurance ($0.1 million). The balance of the first quarter 2003 general and administrative costs ($0.3 million) related to management fees, costs associated with shareholder relations and communications, trustee fees, and other administrative costs incurred in connection with the operation and management of the Trust. During the first quarter of 2004 the largest components of the Trust's general and administrative expenses were legal and accounting fees ($0.4 million), directors and officers insurance ($0.2 million), a termination fee paid to the Trust's former asset management provider, Radiant Partners LLC ($0.1 million), the asset management fee that is charged by FUR Advisors LLC ($0.385 million) which, as described further in the footnotes to the combined financial statements included in this report, is based upon a percentage of the Trust's Gross Asset Value (as defined in the agreement). Also included in the first quarter 2004 general and administrative expenses were federal and state tax expenses incurred by the TRS described above ($.04 million) for its share of the income earned on the NorthStar Loan. The balance of the general and administrative expenses ($0.25 million) was for costs associated with shareholder relations and communications, trustee fees, and other miscellaneous costs associated with the operations of the Trust.

     Depreciation and amortization declined slightly to $0.5 million for the first quarter 2004 from $0.54 million from the same period in 2003.

     Interest expense declined from $1.3 million during the three months ended March 31, 2003 to $0.9 million for the same period in 2004 due to the full satisfaction of the senior notes on October 1, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

INTEREST RATE RISK

     All of the Trust's debt outstanding at March 31, 2004 has fixed interest rates. The Trust's investments in U.S. Treasury Bills mature in less than 90 days and therefore are not subject to significant interest rate risk.


ITEM 4. CONTROLS AND PROCEDURES

     The registrant's principal executive and financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and has determined that such disclosure controls and procedures are adequate to ensure that information required to be disclosed by the registrant in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

PREFERRED AND COMMON SHAREHOLDER LAWSUITS

     Kimeldorf v. First Union Real Estate Equity and Mortgage Investments, et al. In December 2002, the two plaintiffs in previously filed purported class actions brought on behalf of the holders of the Trust's preferred shares of beneficial interest filed a consolidated amended complaint, styled Kimeldorf et al. v. First Union, et al, the Supreme Court of New York, New York County alleging, among others, breach of contract; aiding and abetting breach of contract; tortious interference with the contract; breach of fiduciary duties; aiding and abetting of breach of fiduciary duties; and unconscionability against the defendants.

     On June 25, 2003 the Trust entered into a Settlement, Termination and Standstill Agreement (the "Agreement") which provided for the termination of the merger agreement regarding the merger of the Trust with Gotham Golf, the purchase by the Trust of 5,841,233 Common Shares of the Trust owned by Gotham Partners and its affiliates for approximately $11.1 million and a termination payment to Gotham Partners of $2.4 million. The Agreement also provides that neither Gotham Partners nor any affiliate will enter into or agree to enter into any form of business combination, acquisition or other transaction involving the Trust or any majority-owned affiliate for a period of five years from the date of the Agreement.

     As of January 23, 2004, the parties to the consolidated Kimeldorf case entered into a Memorandum of Understanding ("MOU") providing for the terms of the resolution of the litigation. Under the terms of the MOU, the consolidated Kimeldorf case will be dismissed with prejudice and no payment of any kind will be made to the plaintiffs or their counsel in connection with the dismissal. Each party will bear its own fees, costs, and expenses of the litigation. The parties to the consolidated Kimeldorf case submitted the pleadings to the Court in order to effectuate the terms of the MOU during the first quarter of 2004.

     Fink v. First Union Real Estate Equity and Mortgage Investments. On or about January 24, 2003, the Trust was served with a complaint filed in the Supreme Court of New York, New York County on behalf of a purported holder of the Trust's Common Shares, on behalf of himself and the Common Shareholders as a class, which complaint was subsequently amended on or about July 3, 2003. The lawsuit seeks a declaration that the lawsuit is maintainable as a class action and a certification that the plaintiff, Robert Fink, is the representative of the class. Among the allegations asserted are breach of fiduciary duty and aiding and abetting thereof in connection with the transactions contemplated by the Merger Agreement. The relief requested by the plaintiff includes an order permitting the creation of a shareholders' committee composed of the Trust Common Shareholders and their representatives to manage the affairs of the Trust, compensatory damages, the costs and disbursements of plaintiff's counsel, and the return to the Trust of the termination fee paid to Gotham as well as the consideration paid for Gotham's shares in the Trust. The parties have stipulated that the defendants need not answer or otherwise respond to the amended complaint for an indefinite period of time. The stipulation is revocable by the plaintiff at any time. In light of the rulings and ultimate settlement of the Kimeldorf case and the similarity of the actions alleged in this matter, the Trust expects to file a motion to dismiss during the second quarter of 2004. The Trust does not believe that this matter will have a material impact on the operations of the Trust.

PEACH TREE MALL LITIGATION

     The Trust, as one plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court, the case was remanded to the trial court for further proceedings. After the remand to the trial court, the Trust and the other plaintiffs pursued a retrial before the court. The retrial of the litigation commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally held in favor of the State of California. In February 2002, the plaintiffs filed a notice of appeal in the California Court of Appeals. The appellate briefing was completed in May 2003. On November 26, 2003, the Court of Appeals issued its decision reversing the decision of the trial court. The Court held that the State was liable for the damages caused by the flood. The Court of Appeals remanded the case to the trial court for a determination of the damages to plaintiffs, including the Trust, and for an award of attorney's fees and costs. The State filed a petition for rehearing in the Court of Appeals, which was denied on December 24, 2003. On January 2, 2004, the State filed a petition for review with the California Supreme Court. Plaintiffs, including the Trust, filed an opposition to the petition on January 21, 2004, and the State filed a reply on January 29, 2004. The California Supreme Court ruled in the Trust's favor during the first quarter of 2004 and remanded the case for a new trial solely on the issue of damages.

INDEMNITY TO IMPERIAL PARKING LIMITED

     In 1999, Newcourt Financial Ltd. ("Newcourt") brought a claim in Ontario, Canada against an affiliate of the Trust and Imperial Parking Limited alleging a breach of a contract between the Trust's affiliate and Newcourt's predecessors-in-interest, Oracle Credit Corporation and Oracle Corporation Canada, Inc. The Trust's affiliate and Imperial Parking Limited brought a separate action in British Columbia, Canada against Newcourt, Oracle Credit Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's Board of Trustees and the Imperial Parking Limited's board of directors. On March 27, 2000, in connection with the spinoff of Imperial Parking Corporation (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust granted an indemnity to Imperial Parking Corporation in respect to damages arising from the outstanding actions.

     Numerous attempts to settle this matter have not been successful. The Trust has reserved $600,000 in its combined financial statements for this claim. The reserved amount consists of the face amount of the contract of $425,000 and estimated costs of $175,000. The amount of Newcourt's claim, $825,000, includes its calculation of interest on the amount due at the default rate under the contract. The trial has been scheduled for the third quarter of 2004. The Trust intends to defend vigorously against the claims brought against the parties that it has indemnified and to pursue their separate claims with respect to this matter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 15, 2004, the Trust solicited the vote from its holders of its Common Shares of beneficial interest for the vote of two Class II Trustees, the ratification of Deloitte & Touche LLP as the Trust's independent auditors for 2004 and amendment to the Trust's Declaration of Trust to (i) eliminate the staggered terms of the trustees of the Trust, (ii) modify the limitations on outside business activities placed on persons in order to be eligible to be trustees of the Trust and (iii) eliminate the need to obtain an appraisal before investing in any real property. The meeting to vote on these matters was held on April 15, 2004 at which time (i) Bruce Berkowitz and Arthur Queler were elected to as Class II Trustees of the Trust, (ii) Deloitte & Touche LLP was ratified as the Trust's independent auditors and (ii) each of the amendments to the Declaration of Trust were approved. As indicated in the proxy statement, immediately following the meeting of beneficiaries, Neil Koenig and Arthur Queler resigned as trustees and Michael L. Ashner, the Chief Executive Officer of the Trust, and Peter Braverman, the Executive Vice President of the Trust, were elected as trustees to fill such vacancies.

     The following table indicates the votes "for" and "against" on these matters, and abstentions.



Action                                          Votes For     Votes Against    Abstentions
------                                          ---------     -------------    -----------
Election of Trustees
    Bruce Berkowitz                             27,147,406      1,279,460           --
    Arthur Queler                               27,146,120      1,280,746           --

Ratification of Deloitte & Touche LLP           27,153,595      1,237,266         36,005

Elimination of Staggered Terms                  27,005,256      1,372,463         50,147

Modification of Outside Business
Activities of Trustees                          19,701,813      1,370,688         72,520

Elimination of Appraisal Requirement            19,447,763      1,641,897         55,361


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached
          Exhibit Index.

     (b)  Reports on Form 8-K

     The following reports on Form 8-K were filed on behalf of the Trust during the quarter ended March 31, 2004:

     (i)  Closing of FUR Investors Transactions

          Date:   Jan 2, 2004

          Item:   5

     (ii) Decision by KPMG LLP to not stand for re-election as independent auditors for 2004

          Date:   March 3, 2004

          Item:   4

    (iii) Retention of Deloitte & Touche LLP as independent auditors for 2004 and fourth quarter 2003 earnings release

          Date:   March 12, 2004

          Item:   4

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              First Union Real Estate Equity and
                                              Mortgage Investments

Date:  May 12, 2004                           By: /s/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer


Date:  May 12, 2004                           By: /s/ Thomas C. Staples
                                                  ------------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                            Description                             Page
                                                                          Number

(2)(a)      Agreement and Plan of Merger and Contribution by and           (a)
            among First Union Real Estate Equity and Mortgage
            Investments, that certain Ohio Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee, First Union Management, Inc., GGC Merger Sub, Inc., Gotham Partners,
            L.P., Gotham Golf Partners, L.P., Florida Golf
            Associates, L.P., Florida Golf Properties, Inc., and
            Gotham Golf Corp.

2(a)(1)     Amendment No. 1 dated as of April 30, 2002 to the              (b)
            Agreement and Plan of Merger and Contribution by and among First Union Real Estate Equity and Mortgage
            Investments, that certain Ohio Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee, First Union Management, Inc., GGC Merger Sub, Inc., Gotham Partners,
            L.P., Gotham Golf Partners, L.P., Florida Golf
            Associates, L.P., Florida Golf Properties, Inc., and
            Gotham Golf Corp.

2(a)(2)     Amendment and Restatement dated as of October 30, 2002         (c)
            of Amendment No. 2 dated as of September 27, 2002 to the Agreement and Plan of Merger and Contribution by and among First Union Real Estate Equity and Mortgage
            Investments, that certain Ohio Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee, First Union Management, Inc., GGC Merger Sub, Inc., Gotham Partners,
            L.P., Gotham Golf Partners, L.P., Florida Golf
            Associates, L.P., Florida Golf Properties, Inc., and
            Gotham Golf Corp.

2(a)(3)     Amendment No. 3 dated as of October 24, 2002 to the            (d)
            Agreement and Plan of Merger and Contribution by and among First Union Real Estate Equity and Mortgage
            Investments, that certain Ohio Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee, First Union Management, Inc., GGC Merger Sub, Inc., Gotham Partners,
            L.P., Gotham Golf Partners, L.P., Florida Golf
            Associates, L.P., Florida Golf Properties, Inc., and
            Gotham Golf Corp.

3(a)        By-laws of Trust as amended                                    (e)

3(b)        Certificate of Amendment to Amended and Restated               (f)
            Declaration of Trust as of March 6, 2001

3(c)        Amendments to Amended and Restated Declaration of Trust        38
            dated April 15, 2004

4(a)        Form of certificate for Shares of Beneficial Interest          (g)

4(b)        Form of Indenture governing Debt Securities, dated             (h)
            October 1, 1993 between Trust and Society National Bank

4(c)        First Supplemental Indenture governing Debt securities,        (f)
            dated July 31, 1998 between Trust and Chase Manhattan
            Trust Company, National Association

4(d)        Form of Note                                                   (h)

4(e)        Certificate of Designations relating to Trust's Series A       (i)
            Cumulative Redeemable Preferred Shares of Beneficial
            Interest

4(f)        Warrant to purchase 500,000 shares of beneficial               (e)
            interest of Trust

10(a)       1999 Trustee Share Option Plan                                 (j)

10(b)       1999 Long Term Incentive Performance Plan                      (j)

10(c)       Registration Rights Agreement as of November 1, 1999 by        (k)
            and among First Union Equity and Mortgage Investments and Gotham Partners, L.P., Gotham Partners III, L.P., and Gotham Partners International, Ltd.

10(d)       Asset Management Agreement executed March 27, 2000 with        (l)
            Radiant Partners, LLC.**

10(e)       Promissory note dated April 20, 2000 between Park Plaza        (m)
            Mall, LLC and First Union National Bank

10(f)       Mortgage and Security Agreement dated April 20, 2000           (m)
            between Park Plaza Mall, LLC and First Union National
            Bank

10(g)       Cash Management Agreement dated April 20, 2000 among           (m)
            Park Plaza Mall, LLC, as borrower, Landau & Heymann of
            Arkansas, Inc., as manager and First Union National
            Bank, as holder

10(h)       Amendment to Asset Management Agreement executed May 31,       (n)
            2000 with Radiant Partners, LLC**

10(i)       Amendment to Asset Management Agreement**                      (o)

10(j)       Second Amendment to Asset Management Agreement**               (o)

10(k)       Third Amendment to Asset Management Agreement**                (o)

10(l)       Fourth Amendment to Asset Management Agreement**               (o)

10(m)       Fifth Amendment to Asset Management Agreement**                (o)

10(n)       Modification to Asset Management Agreement**                   (f)

10(o)       Voting Agreement dated as of February 13, 2002, by and         (a)
            among the Trust, Gotham and Messrs. Ackman, Altobello,
            Bruce R. Berkowitz, Citrin and Embry

10(p)       Lease, dated as of April 26, 1910, between Frank Fauvre        (p)
            and Lillian Fauvre as Lessors and the German American
            Trust Company as Lessee

10(q)       Indemnification Agreement with Neil Koenig, dated as of        (q)
            April 29, 2002

10(r)       Extension Letter Agreement to Asset Management                 (q)
            Agreement, dated as of January 16, 2003

10(s)       Real Estate Management Agreement between Park Plaza Mall       (q)
            LLC and General Growth Management Inc.

10(t)       Stock Purchase Agreement between First Union Real Estate       (r)
            Equity and Mortgage Investments and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase
            Agreement"), including Annex A thereto, being the list of Conditions to the Offer.

10(u)       Guaranty of Michael L. Ashner, Guarantor, dated                (r)
            November 26, 2003, in favor of First Union Real Estate
            Equity and Mortgage Investments, Guarantee, in the form provided as Annex F to the Stock Purchase Agreement.

10.3(v)     Advisory Agreement between First Union Real Estate             (r)
            Equity and Mortgage Investments and FUR Advisors, LLC.

10(w)       Exclusivity Services Agreement between First Union Real        (r)
            Estate Equity and Mortgage Investments and Michael L.
            Ashner.

10(x)       Covenant Agreement between First Union Real Estate             (r)
            Equity and Mortgage Investments and FUR Investors, LLC.

16          Letter from KPMG                                               (s)

31          Certifications Pursuant to Section 302 of the                  44
            Sarbanes-Oxley Act of 2002

32          Certification Pursuant to Section 906 of the                   40
            Sarbanes-Oxley Act of 2002

99          Press Release dated May 12, 2004 relating to Park Plaza        45
            Sale Contract

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