Form 10-Q
period 2004-06-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2004-08-11
CIK 37008

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                                 -------------

                         Commission file number 0-16249
                                                -------

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
             (Exact name of registrant as specified in its charter)

           Ohio                                                4-6513657
           ----                                               ----------
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
requirements for the past 90 days.   Yes   X      No
                                         -----       -----

Indicated by check whether registrant is an accelerated filer (as identified in
Rule 12b-2 of the Exchange Act).   Yes          No   X
                                       -----       -----

As of August 1, 2004, there were 31,058,913 shares of common stock outstanding.

================================================================================

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                                      INDEX

                                                                                     Page

Part I.    Financial Information

   Item 1. Combined Financial Statements (Unaudited):

           Combined Balance Sheets as of June 30, 2004
           and December 31, 2003....................................................  3

           Combined Statements of Operations and Comprehensive Income/(Loss)
           for the Three and Six Months Ended June 30, 2004 and June 30, 2003.......  4

           Combined Statements of Cash Flows for the Six Months Ended
           June 30, 2004 and June 30, 2003..........................................  5

           Notes to Combined Financial Statements...................................  6

   Item 2. Management's Discussion and Analysis of Financial

Part II.   Other Information:

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                             COMBINED BALANCE SHEETS

(In thousands, except share data)                            JUNE 30, 2004    DECEMBER 31,
                                                              (UNAUDITED)         2003
                                                               ---------       ---------

ASSETS
Investments in real estate, at cost
  Land                                                         $   1,021       $     270
  Buildings and improvements                                       5,948           5,891
                                                               ---------       ---------
                                                                   6,969           6,161
  Less - Accumulated depreciation                                 (4,329)         (4,209)
                                                               ---------       ---------
    Investments in real estate, net                                2,640           1,952

  Property held for sale                                            --            55,929
  Cash and cash equivalents                                        4,094          14,924
  Restricted cash                                                 34,660           2,818
  Loans receivable                                                10,680            --
  Accounts receivable and prepayments, net of
   allowance of $483 and $223, respectively                          213           1,032
  Investments - available for sale                                61,939          68,986

  Real estate securities - available for sale                      9,566            --
  Inventory, net of reserve                                           20             591
  Other                                                              669             133
  Assets of discontinued operations                                   26             473
                                                               ---------       ---------
Total Assets                                                   $ 124,507       $ 146,838
                                                               =========       =========

LIABILITIES
  Mortgages loan related to property
   held for sale                                               $      --       $  41,457
  Note payable                                                        53              64
  Accounts payable and accrued liabilities                         6,367           6,228
  Dividends payable                                                  516             516
  Deferred items                                                     150              24
  Liabilities of discontinued operations                             720           1,829
                                                               ---------       ---------
Total Liabilities                                                  7,806          50,118
                                                               ---------       ---------

SHAREHOLDERS' EQUITY
Convertible Preferred Shares of Beneficial Interest, $25 per
   share liquidation preference, 2,300,000 shares
   authorized, 983,082 shares outstanding at June 30, 2004
   and December 31, 2003                                          23,131          23,131
Shares of Beneficial Interest, $1 par, unlimited authorized,
   31,058,913 outstanding at June 30, 2004 and
   December 31, 2003                                              31,059          31,059
Additional paid-in capital                                       207,968         207,968

Accumulated other comprehensive income                               772            --
Accumulated distributions in excess of net income               (146,229)       (165,438)
                                                               ---------       ---------
Total Shareholders' Equity                                       116,701          96,720
                                                               ---------       ---------
Total Liabilities and Shareholders' Equity                     $ 124,507       $ 146,838
                                                               =========       =========

                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

        COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
                                   (UNAUDITED)

(In thousands,                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
 except per share data)                                                 JUNE 30,                         JUNE 30,
                                                                 ------------------------        ------------------------
                                                                   2004            2003            2004            2003
                                                                 --------        --------        --------        --------

REVENUES
      Rents                                                      $    372        $    462        $    743        $    803
      Sales                                                         1,676             718           2,985           1,444
      Interest and dividends                                          718             250             944             510
      Gain on sale of securities available for sale                   276            --               276            --
                                                                 --------        --------        --------        --------
                                                                    3,042           1,430           4,948           2,757
                                                                 --------        --------        --------        --------
EXPENSES
      Property operating                                              152             241             348             455
      Cost of goods sold                                            1,160             879           2,094           1,966
      Real estate taxes                                                 8              22              25              44
      Depreciation and amortization                                   133             114             203             237
      Interest                                                         11             184              14             549
      General and administrative                                      851           3,357           2,159           4,519
                                                                 --------        --------        --------        --------
                                                                    2,315           4,796           4,843           7,770
                                                                 --------        --------        --------        --------
Income/(loss) from continuing operations                              727          (3,366)            105          (5,013)

Discontinued operations:

      Income from discontinued operations                              68             244             485             859

      Gain on disposal of real estate                              19,651            --            19,651            --
                                                                 --------        --------        --------        --------
Income from discontinued operations                                19,719             244          20,136             859
                                                                 --------        --------        --------        --------

Net income/(loss)                                                  20,446          (3,122)         20,241          (4,154)
      Preferred dividend                                             (516)           (516)         (1,032)         (1,032)
                                                                 --------        --------        --------        --------
Net income/(loss) applicable to Common Shares of
    Beneficial Interest                                            19,930          (3,638)         19,209          (5,186)

OTHER COMPREHENSIVE INCOME

Unrealized gain on securities                                         376            --               772            --
                                                                 --------        --------        --------        --------
Comprehensive income/(loss)                                      $ 20,306        $ (3,638)       $ 19,981        $ (5,186)
                                                                 ========        ========        ========        ========

PER SHARE DATA - BASIC:
Income/(loss) from continuing operations                         $   0.01        $  (0.11)       $  (0.03)       $  (0.17)
Income from discontinued operations                                  0.63            0.00            0.65            0.02
                                                                 --------        --------        --------        --------
Net income/(loss) applicable to Common Shares of
   Beneficial Interest                                           $   0.64        $  (0.11)       $   0.62        $  (0.15)
                                                                 ========        ========        ========        ========

DILUTED:
Income/(loss) from continuing operations                         $   0.01        $  (0.11)       $  (0.03)       $  (0.17)
Income from discontinued operations                                  0.55            0.00            0.56            0.02
                                                                 --------        --------        --------        --------
Net income/(loss) applicable to Common Shares of
   Beneficial Interest                                           $   0.56        $  (0.11)       $   0.53        $  (0.15)
                                                                 ========        ========        ========        ========
BASIC WEIGHTED AVERAGE COMMON SHARES                               31,059          34,550          31,059          34,677
Convertible Preferred Shares                                        4,837           4,837           4,837           4,837
Stock Options                                                          25            --                23            --
                                                                 --------        --------        --------        --------
DILUTED WEIGHTED AVERAGE COMMON SHARES                             35,921          39,387          35,919          39,514
                                                                 ========        ========        ========        ========

                   See Notes to Combined Financial Statements

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)                                                   SIX MONTHS ENDED JUNE 30,
                                                                    2004          2003
                                                                  ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                               $  20,241    $  (4,154)
  Adjustments to reconcile net income/(loss) to net cash
    provided by/(used) by operating activities
      Depreciation and amortization                                   1,163        1,060
      Decrease in deferred items                                       (277)         (76)
      Gain on sale of real estate                                   (19,651)        --
      Impairment allowance                                               65         --
      Net changes in other operating assets and liabilities             436         (421)
                                                                  ---------    ---------
        Net cash provided by/(used) by operating activities           1,977       (3,591)
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                          (428,835)    (751,525)
  Purchase real estate securities available for sale                (12,184)        --
  Proceeds from maturity of investments                             435,659      768,509
  Proceeds from real estate securities available for sale             3,614         --
  Proceeds from sale of real estate                                  34,023         --
  Increase in restricted cash                                       (31,842)        --
  Purchase of loans receivable                                      (18,677)        --
  Paydown of loan receivable                                          8,021         --
  Interest receivable on loans                                          (24)        --
  Investments in land, building and tenant improvements              (1,375)        (127)
                                                                  ---------    ---------
        Net cash provided by/(used) by investing activities         (11,620)      16,857
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in note payable                                              (11)          (8)
  Repayment of mortgage loan - principal payments                      (144)        (173)
  Repurchase of shares of Beneficial Interest                          --        (11,098)
  Dividends paid on Preferred Shares of Beneficial Interest          (1,032)      (1,032)
                                                                  ---------    ---------
        Net cash used in financing activities                        (1,187)     (12,311)
                                                                  ---------    ---------

Net increase/(decrease) in cash and cash equivalents                (10,830)         955
Cash and cash equivalents at beginning of period                     14,924        5,865
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $   4,094    $   6,820
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest Paid                                                  $   1,743    $   2,371
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

   Dividends accrued on Preferred Shares of Beneficial Interest   $     516    $     516
   Mortgage loan assumed by purchaser of property                    41,300         --
                                                                  ---------    ---------
                                                                  $  41,816    $     516
                                                                  =========    =========

                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

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

     The combined financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the combined financial position, results of operations and cash flows for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied. The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of results expected for the full year.

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

Cash and Cash Equivalents

     Cash and cash equivalents include checking, money market and restricted cash accounts.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

Trade Accounts Receivable and Allowance for Doubtful Accounts

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Trust's best estimate of the amount of probable credit losses in the Trust's existing accounts receivable. The Trust reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Trust does not have any off-balance sheet credit exposure related to its customers.

Investments Available for Sale

     The Trust holds US government securities with a maturity of less than one year ($52.1 million) and US government securities with one to five year maturities ($9.8 million).

     The Trust's investments in US government securities are accounted for as available-for-sale. Accordingly, the Trust records these investments at fair value, and unrealized gains and losses are recognized through shareholders'
equity, as a component of other comprehensive income. Realized gains and losses and changes for other-than-temporary impairments are included in net income.

Investment in Real Estate Securities

     The Trust classifies investments in real estate equity securities with readily determinable fair values on the balance sheet as available-for-sale, based on the Trust's intent with respect to those securities. Specifically, the
Trust's investments in equity securities with readily determinable fair values are accounted for as available-for-sale as these securities are held principally for the purpose of holding for investment and not for sale in the short term.

Product Warranty Policy

     VenTek International Inc. ("VenTek"), an operating subsidiary of the
Company, provides product warranties for both its parking and transit ticket equipment. The warranty policy for parking equipment generally provided for one year of coverage. The warranty policy for transit ticket equipment generally provided two to two and a half years of coverage. However, with respect to an order received in the fourth quarter of 2003, no extended warranty was provided with such equipment. VenTek's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. All existing product warranties are scheduled to expire in September, 2004.

Revenue Recognition

     The Trust accounts for its leases with tenants as operating leases with rental revenue recognized on a straight line basis over the lease term. Tenant leases generally provide for 1) billings of fixed minimum rental, 2) billings of certain operating costs and 3) billings for certain retail tenant leases for percentage rentals. The Trust accrues the recovery of operating costs based on actual costs incurred. The Trust defers recognition of contingent rental income
(i.e. percentage/excess rent) in interim periods until the specified target
(i.e. breakpoint) that triggers the contingent rental income is achieved.

     Revenue from transit ticket vending equipment and maintenance contracts is recognized by either the completed contract method or the percentage completion method as units are delivered. Under the percentage of completion method, revenue in excess of billings is included as part of inventory on the accompanying combined balance sheet. VenTek reviews cost performance and estimates to complete these contracts at least quarterly. If the estimated cost to complete a contract changes from a previous estimate, VenTek records an adjustment to earnings at that time. Revenues from the sales of parking equipment were recognized upon delivery.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

Income Taxes

     Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as measured by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. A valuation allowance has been provided for the entire amount of deferred tax assets, which consists of First Union Management Inc. ("FUMI")'s capital loss carryforwards, due to the uncertainty of realization of the deferred tax assets.

     The Trust operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as
amended. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income
(excluding any net capital gain). The Trust intends to comply with the foregoing minimum distributions requirements; however, due to significant tax basis net operating losses, the Trust does not anticipate that any distributions will be required in the foreseeable future.

     The Trust owns stock in a corporation that has elected to be treated for
Federal income tax purposes as a taxable REIT subsidiary ("TRS"). The value of the combined TRS stock cannot and does not exceed 20% of the value of the
Trust's total assets. A TRS is taxable on its net income at regular corporate tax rates.

Earnings Per Share

     The computation of basic and diluted earnings per common share is as follows:

                                                (In thousands, except per share data)

                                              Three Months Ended       Six Months Ended
                                                    June 30,               June 30,
                                              -------------------    --------------------
                                               2004        2003        2004        2003
                                             --------    --------    --------    --------

Basic
Income/(loss) from continuing operations     $    727      (3,366)   $    105      (5,013)
Preferred dividend                               (516)       (516)     (1,032)     (1,032)
                                             --------    --------    --------    --------
Income/(loss) from continuing operations          211      (3,882)       (927)     (6,045)
Income from discontinued operations            19,719         244      20,136         859
                                             --------    --------    --------    --------
Net income/(loss) applicable to common
    shares of Beneficial Interest            $ 19,930    $ (3,638)   $ 19,209    $ (5,186)
                                             ========    ========    ========    ========

Basic weighted average Common Shares           31,059      34,550      31,059      34,677
                                             ========    ========    ========    ========

Income/(loss) from continuing operations         0.01       (0.11)      (0.03)      (0.17)
Income/(loss) from discontinued operations       0.63        0.00        0.65        0.02
                                             --------    --------    --------    --------
Net income/(loss) per share                  $   0.64    $  (0.11)   $   0.62    $  (0.15)
                                             ========    ========    ========    ========

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                              (In thousands, except per share data)

                                            Three Months Ended      Six Months Ended
                                                 June 30,                 June 30,
                                           --------------------    -------------------
                                             2004        2003        2004        2003
                                           --------    --------    --------    --------

Diluted
Income/(loss) from continuing operations   $    727      (3,366)   $    105      (5,013)
Preferred dividend                             (516)       (516)     (1,032)     (1,032)
                                           --------    --------    --------    --------
Income/(loss) from continuing operations        211      (3,882)       (927)     (6,045)
Income from discontinued operations          19,719         244      20,136         859
                                           --------    --------    --------    --------
Net income/(loss) applicable to common
    shares of Beneficial Interest          $ 19,930    $ (3,638)   $ 19,209    $ (5,186)
                                           ========    ========    ========    ========

Basic weighted average Common Shares         31,059      34,550      31,059      34,677
Convertible Preferred Shares                  4,837       4,837       4,837       4,837
Stock Options                                    25        --            23        --
                                           --------    --------    --------    --------
Diluted weighted average Common Shares       35,921      39,387      35,919      39,514
                                           ========    ========    ========    ========

Income/(loss) from continuing operations       0.01       (0.11)      (0.03)      (0.17)
Income from discontinued operations            0.55        0.00        0.56        0.02
                                           --------    --------    --------    --------
Net income/(loss) per share                $   0.56    $  (0.11)   $   0.53    $  (0.15)
                                           ========    ========    ========    ========

Stock Options

     The Trust accounts for stock option awards in accordance with APB No. 25,
"Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."
Consequently, compensation cost has not been recognized for the share option plans except for the options granted in 1999 which had an exercise price that was less than the grant date per share market price. Had the Trust applied the expense recognition provisions of SFAS No. 123, there would have been no impact on the net income per share for the periods ended June 30, 2004 and 2003.

Dividends

     The Trust declared a dividend of $0.5 million ($0.525 per share) on the
Trust's Series A Cumulative Preferred Shares of Beneficial Interest ("Preferred
Shares") in both the first and second quarters of 2004. The first quarter dividend was paid April 30, 2004 to beneficiaries of record at the close of business on March 31, 2004. The second quarter dividend was paid July 31, 2004 to beneficiaries of record at the close of business on June 30, 2004.

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
The provisions of this Interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the
Trust will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Trust does not anticipate that this Interpretation will have an impact on its combined financial statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS

     The affairs of the Trust and its subsidiaries are administered by FUR
Advisors, LLC ("FUR Advisors") pursuant to the terms of an Advisory Agreement
(the "Advisory Agreement") dated December 31, 2003 between the Trust and FUR
Advisors, which agreement was negotiated and approved by the Board of Trustees of the Trust prior to the acquisition by FUR Investors, LLC of its interest in the Trust. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR
Advisors is responsible for providing, or arranging for the provision of, asset management services to the Trust and coordinating with the Trust's shareholder transfer agent and property managers. Pursuant to the terms of the Advisory
Agreement, for providing these services, FUR Advisors is entitled to the following fees: (i) an asset management fee of 1% of the gross asset value of the Trust up to $100 million, .75% of the gross asset value of the Trust between
$100 million and $250 million, .625% of the gross asset value of the Trust between $250 million and $500 million and .50% of the gross asset value of the
Trust in excess of $500 million; (ii) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board; (iii) loan servicing fees (not exceeding commercially reasonable rates approved by a majority of the independent Trustees) for providing administrative and clerical services with respect to loans made by the Trust to third parties; and (iv) an incentive fee equal to 20% of all distributions to holders of Common Shares of Beneficial Interest in the Trust after December 31,
2003 in excess of (x) $71.3 million, increased by the net issuance price of all shares issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. In addition, FUR Advisors is entitled to be reimbursed for up to $125,000 per annum for the costs associated with the employment of one or more asset managers.

     Effective February 1, 2004, Kestrel Management L.P., an affiliate of FUR
Advisors and the Trust's executive officers, assumed property management responsibilities for Circle Tower. Pursuant to the terms of the property management agreement, Kestrel Management L.P. receives a fee equal to 3% of the monthly revenues of Circle Tower, which amount is less than the amount paid to the prior property management company.

     The following table sets forth the fees and reimbursements paid by the
Trust for the three and six months ended June 30, 2004 to FUR Advisors and
Kestrel Management L.P.:

                                          Three Months Ended   Six Months Ended
                                             June 30, 2004       June 30, 2004
          Asset Management Fee(1)                  $ 302,250          $ 686,979
          Loan Servicing Fee(1)                        3,247              4,953
          Property Management Fee(2)                   9,569             17,947
          Reimbursement(1)                            27,231             29,827

     (1)  Payable to FUR Advisors

     (2)  Payable to Kestrel Management L.P.

     In addition, the Trust and the Company paid fees of $30,000 and $142,654 for the three months ending June 30, 2004 and 2003, and $97,726 and $211,376 for the six months ended June 30, 2004 and 2003 respectively, to the Real Estate
Systems Implementations Group, LLC ("RE Systems") for financial reporting and advisory services. The managing member of this firm assumed the position of
Interim Chief Financial Officer of the Trust on August 18, 2000, and Interim
Chief Executive Officer in January 2003. In addition, he became a Trustee of the
Trust in June 2003 and resigned as Interim Chief Executive Officer and Interim
Chief Financial Officer on December 31, 2003. He resigned as a Trustee of the
Trust on April 15, 2004. Effective February 1, 2004, the Trust retained RE
Systems on a month-to-month basis to provide services to the Company and VenTek at a cost of $10,000 per month.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

4.   SHARE REPURCHASE

     The Trust authorized a share repurchase plan in July 2003. The plan allows for the Trust to purchase up to $10.0 million of its Common and Preferred Shares of Beneficial Interest in the market or through private transactions. Through
August 1, 2004 the Trust repurchased and retired 2,914,215 Common Shares for
$5,323,348.

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

     In connection with the transactions contemplated by the Stock Purchase
Agreement, (i) Michael L. Ashner was appointed the Chief Executive Officer of the Trust, (ii) the Trust entered into an Advisory Agreement with FUR Advisors, an affiliate of FUR Investors, LLC, (iii) Mr. Ashner entered into an exclusivity agreement, and (iv) FUR Investors, LLC entered into a covenants agreement pursuant to which it agreed not to take certain action which, among other things, would adversely impact the Trust's status as a real estate investment trust or its listing on the New York Stock Exchange. In addition, Daniel J.
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

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

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
The NorthStar Loan is secured by a first priority lien on all or a portion of
NorthStar's interest in Morgans Hotel Group LLC, Emmes & Company LLC and
Presidio Capital Investment Company, LLC as well as certain other assets of
NorthStar. Upon acquisition, the NorthStar Loan was modified to extend the maturity date for one year to May 28, 2005 and to provide for an option to
NorthStar to further extend the maturity date, upon payment of a one point fee, for up to two optional six-month periods. The NorthStar Loan was further modified to provide for an initial interest rate of a minimum of 12% per annum, with a yield to maturity of 12.86%, increasing by two percentage points for each six month renewal term. In addition, NorthStar was required to establish a reserve equal to interest for six months and, upon the occurrence of certain events, to increase such reserve to one year's interest. The NorthStar Loan requires payments of interest only, is prepayable at any time, together with a premium, and requires mandatory prepayments from asset sales or refinancings after the first $9 million in proceeds from such sales or refinancings. Further,
NorthStar entered into an agreement pursuant to which the Trust has an option to invest in certain transactions involving assets of NorthStar which are offered to existing equityholders of NorthStar, or their affiliates.

     Due to the nature and amount of the NorthStar Loan, in order to comply with the rules applicable to real estate investment trusts, portions of the NorthStar
Loan have been held or were held by a wholly-owned subsidiary of the Trust that elected to be treated as a TRS. Accordingly, the portion of income allocated to the amount of the NorthStar Loan held by the taxable REIT subsidiary will be subject to corporate level tax. On April 12, 2004, NorthStar made a prepayment on the loan in the amount of $8.9 million. At June 30, 2004, no portion of the
NorthStar Loan was held by the TRS. The impact of the sale of the Park Plaza
Mall property in June 2004 on the Trust's REIT tax compliance necessitated the transfer of $2,000,000 of the NorthStar Loan to the TRS effective July 30, 2004.

     NorthStar prepaid the loan in its entirety on August 4, 2004.

8.   WEST SIDE LOAN

     On May 19, 2004, the Trust obtained a 25% participation interest in a loan secured by a first mortgage on a commercial property located in New York City's
Chelsea area. The total outstanding principal balance of the loan is $10.7 million of which the Trust's share is $2.7 million. The purchase price of the participation interest was the face amount of the Trust's share of the loan. The loan bears interest at LIBOR plus 9.5% per annum and is scheduled to mature in
April 2009.

9.   ATLANTIC REALTY

     By January 9, 2004, the Trust had acquired 267,000 shares in Atlantic
Realty Trust ("Atlantic Realty") (NASD:ATLRS) representing 7.5% of the outstanding shares in Atlantic Realty. The shares are classified in the balance sheet as "Investments available for sale." On January 12, 2004, the Trust contacted Atlantic Realty to discuss a possible business combination between
Atlantic Realty and the Trust. The Trust made a proposal to Atlantic Realty which proposal was modified in April, 2004 and was ultimately rejected by
Atlantic Realty in May, 2004 as Atlantic Realty elected to market its remaining property for sale. On May 19, 2004, Atlantic Realty paid a distribution of $3.25 per share to holders of record on May 10, 2004. Following the distribution, the
Trust began selling some of its shares in Atlantic Realty. As of June 30, 2004, the Trust had sold 19,700 shares in Atlantic

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

Realty, thereby reducing its ownership to 247,300 shares or approximately 6.9%
of the outstanding shares. Effective August 3, 2004, the Trust had sold its remaining shares in Atlantic Realty.

10.  LEGAL PROCEEDINGS

PREFERRED AND COMMON SHAREHOLDER LAWSUITS

     Kimeldorf v. First Union Real Estate Equity and Mortgage Investments, et
al.; Fink v. First Union Real Estate Equity and Mortgage Investments. Both of
these actions relate to challenges brought in the Supreme Court of New York, New
York County by the holders of the Trust's Preferred Shares (Kimeldorf) and holders of the Trust's Common Shares (Fink) alleging, among others, breach of contract, aiding and abetting breach of contract, tortious interference with the contract, breach of fiduciary duties, aiding and abetting of breach of fiduciary duties, and unconscionability against the Trust and other defendants in connection with the proposed Gotham Transaction. The consolidated Kimeldorf case was dismissed with prejudice on June 30, 2004 and the Fink case was dismissed with prejudice on July 29, 2004. The Trust incurred no payments of any kind to the plaintiffs or their counsel in connection with these dismissals. Each party bore its own fees, costs, and expenses of the matters.

PEACH TREE MALL LITIGATION

     The Trust, as one plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of
California associated with the 1986 flood of Sutter Buttes Center, formerly
Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court and the case was remanded to the trial court for further proceedings. The Trust and the other plaintiffs pursued a retrial before the court which commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally held in favor of the State of California. In February 2002, the plaintiffs filed a notice of appeal in the California Court of Appeals and on
November 26, 2003, the Court of Appeals issued its decision reversing the decision of the trial court. The Court held that the State was liable for the damages caused by the flood. The Court of Appeals remanded the case to the trial court for a determination of the damages to plaintiffs and for an award of attorney's fees and costs. The State filed a petition for rehearing in the Court of Appeals, which was denied on December 24, 2003. On January 2, 2004, the State filed a petition for review with the California Supreme Court. Plaintiffs, including the Trust, filed an opposition to the petition and the California
Supreme Court ruled in the Trust's favor during the first quarter of 2004 and remanded the case for a new trial solely on the issue of damages. Although it is possible that the amount ultimately received by the Trust upon determination of the damage issue may be significant, it is not possible at this time to estimate the amount of recovery or if any proceeds will ultimately be received by the
Trust.

INDEMNITY TO IMPERIAL PARKING LIMITED

     In 1999, Newcourt Financial Ltd. ("Newcourt") brought a claim in Ontario,
Canada against an affiliate of the Trust and Imperial Parking Limited alleging a breach of a contract between the Trust's affiliate and Newcourt's predecessors-in-interest, Oracle Credit Corporation and Oracle Corporation
Canada, Inc. The Trust's affiliate and Imperial Parking Limited brought a separate action in British Columbia, Canada against Newcourt, Oracle Credit
Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's Board of Trustees and the Imperial Parking Limited's board of directors. On March 27, 2000, in connection with the spin-off of Imperial Parking Corp. of Canada ("Imperial
Parking") (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust gave an indemnity to Imperial Parking Corporation in respect to damages arising from the outstanding actions.

     Numerous attempts to settle this matter have not been successful. If
Newcourt is successful on its claim, the Trust could be liable for interest on the original claim amount ($600,000) at a rate of 18% per annum,

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

compounded monthly. The trial has been scheduled for January 2005. The Trust intends a vigorous defense against the claims and to pursue its separate claims with respect to this matter.

11.  CONTINGENCIES

VenTek

     The Trust has provided performance and warranty bond guarantees entered into with respect to two contracts of its subsidiary, VenTek, with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million, respectively. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantee in the amount of $5.3 million expired in September 2003 and the remaining guarantee in the amount of $6.2 million will expire in September 2004. As of December 31,
2003, VenTek had delivered all equipment required under the remaining contract and no amounts had been drawn against this guarantee. If a warranty or service claim against VenTek is made or VenTek fails or is unable to perform in accordance with the remaining contract, the Trust may be responsible for payment under the guarantee. In connection with one of the contracts, VenTek settled a claim for liquidated damages for approximately $0.1 million during the year ended December 31, 2003.

     During the third quarter of 2003, VenTek entered into a new contract with one of the transit authorities for $2.2 million, and received a change order for
$0.8 million in the fourth quarter of 2003 from the other transit authority, to manufacture transit ticket vending machines. Under the terms of the contract,
VenTek was required to secure a letter of credit as required by the bonding company. The Trust provided cash collateral of $1.1 million which is equal to 50 percent of the contract value of $2.2 million to secure the letter of credit. As of June 30, 2004, VenTek had completed and delivered all the transit ticket vending machines required under the new contract and the change order and has received payment in full from the transit authorities. VenTek has contacted the appropriate parties to have the letter of credit and bond terminated.

     Ventek currently performs any requisite obligations under its remaining performance and product warranty bond guarantees. It is expected that upon completion or expiration of the bond and warranty period (expected to be the fourth quarter of 2004), the remaining assets of Ventek will be disposed of and operations will cease.

Other Contingency

     Revenue Canada has commenced a tax audit of Imperial Parking. Imperial
Parking has communicated to the Trust that it expects that Revenue Canada will disallow deductions previously taken by Imperial Parking.

Contingency Reserve

     The Trust has accrued, as its best estimate, $1,300,000 for financial reporting purposes related to its various loss contingencies and litigation matters, although there can be no assurance as to the ultimate outcome of any loss contingency or litigation matter.

12.  CIRCLE TOWER

     The Trust's ownership interest in the Circle Tower office property in
Indianapolis, Indiana, includes a leasehold interest in a ground lease. The original ground lease was entered into in 1910, expires in 2009 with an option for an additional 99 years which has been exercised, and contains a "gold clause" provision that may result in a rent increase if the leasehold interest is sold. The resulting rent increase could be substantial. In addition, the marketability of Circle Tower is also adversely affected by the uncertainty of the rental rate for the renewal term of the ground lease. Until the rental rates are finalized (which is not expected to occur until the period within 90 days prior to the expiration of the original term) or the Trust obtains ownership of the land, it may be difficult to sell Circle Tower. In December 2003, the Trust deposited with an escrow agent the sum of $700,000 which amount was to be applied to the purchase of the land underlying the Indianapolis property and the expenses associated therewith. At the time the funds were deposited with the escrow agent, the Trust offered to purchase from each owner of the

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

land their respective interests in the land at any time prior to May 31, 2004 for a price equal to such owner's allocable share of the amount placed in escrow. As of June 30, 2004, the Trust had acquired interests representing approximately a 83% interest in the land. The remaining balance held by the escrow agent at June 30, 2004, $82,091, was released to the Trust in July, 2004.

13.  BUSINESS SEGMENTS

     The Trust's and Company's business segments include ownership of an office building and VenTek, a transit equipment and parking ticket equipment manufacturing company. In addition, prior to June 22, 2004 the Trust owned a shopping mall, the operations of which are classified as discontinued
operations. Management evaluates performance based upon net operating income.
With respect to property assets, net operating income is property rent less property operating expense, and real estate taxes. With respect to VenTek, net operating income is sales revenue less cost of goods sold. Corporate assets consist of cash and cash equivalents, the NorthStar loan, the West Side loan, real estate securities and investments in US Treasury Bills and Federal Home
Loan Bank Discount Notes. The parking ticket equipment business was sold on
August 1, 2003. All intercompany transactions between segments have been eliminated (see table of business segments).

Business Segments (in thousands)             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
--------------------------------             ---------------------------   -------------------------
                                                 2004           2003           2004           2003
                                               -------        -------        -------        -------

Rents and Sales
     Office Building                           $   372        $   362        $   743        $   703
     VenTek                                      1,676            718          2,985          1,444
     Corporate                                    --              100           --              100
                                               -------        -------        -------        -------
                                                 2,048          1,180          3,728          2,247
Less - Operating Expenses and Costs of
   Goods Sold
     Office Building                               152            241            348            455
     VenTek                                      1,160            879          2,094          1,966
     Corporate                                    --             --             --             --
                                               -------        -------        -------        -------
                                                 1,312          1,120          2,442          2,421
Less - Real Estate Taxes
     Office Building                                 8             22             25             44
                                               -------        -------        -------        -------
                                                     8             22             25             44
Operating Income (Loss)
     Office Building                               212            100            370            204
     VenTek                                        516           (161)           891           (522)
     Corporate                                    --              100           --              100
                                               -------        -------        -------        -------
                                                   728             39          1,261           (218)

Less - Depreciation and Amortization               133            114            203            237
Less - Interest Expense                             11            184             14            549

Corporate Income (Expense)
     Interest and Dividends                        718            250            944            510
     Gain on the sale of securities                276           --              276           --
     General and administrative                   (851)        (3,357)        (2,159)        (4,519)
                                               -------        -------        -------        -------
Income/(Loss) from continuing operations       $   727        $(3,366)       $   105        $(5,013)
                                               =======        =======        =======        =======

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2004

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                           THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                           ---------------------------        -------------------------
                                              2004             2003             2004             2003
                                            --------         --------         --------         --------

Capital Expenditures
     Office Building                        $    672         $     42         $    808         $     74
     VenTek                                     --               --               --                  2
                                            --------         --------         --------         --------
                                            $    672         $     42         $    808         $     76
                                            ========         ========         ========         ========

                                                                               June 30,          Dec 31,
Identifiable Assets                                                              2004             2003
-------------------                                                            --------          -------
     Shopping Center                                                              --             57,550
     Office Building                                                             3,060            2,134
     VenTek (1)                                                                    254            1,110
     Corporate                                                                 121,193           86,044
                                                                              --------         --------
Total Assets                                                                  $124,507         $146,838
                                                                              ========         ========

(1) Ventek currently performs any requisite obligations under its remaining performance and product warranty bond guarantees. It is expected that upon completion or expiration of the bond and warranty period (expected to be the fourth quarter of 2004), the remaining assets of Ventek will be disposed of and operations will cease.

14.  PARK PLAZA MALL

     On June 22, 2004, the Trust sold its Park Plaza Mall property located in
Little Rock, Arkansas for a gross sales price of $77.5 million to an subsidiary of CBL & Associates Properties, Inc. In connection with this transaction, the purchaser assumed the existing indebtedness encumbering the property of approximately $41.3 million. Accordingly, net proceeds to the Company after giving effect to the loan assumption and closing costs were approximately $33.5 million. The Company has deposited the proceeds with a qualified intermediary as the Company will seek to use the proceeds in connection with a "like kind"
exchange pursuant to section 1031 of the Internal revenue Code. There can be no assurance, however, that a suitable replacement property will be timely identified in order for the Company to consummate a "like kind" exchange transaction. In the event that a "like kind" exchange cannot be consummated, the estimated taxable gain from the sale of this property will be approximately
$20.5 million.

15.  SUBSEQUENT EVENTS

     On August 4, 2004, the Trust acquired a 50% participation in a $20 million first mortgage loan secured by a property located at 63 West 38th Street, New
York, New York. The loan bears interest at LIBOR plus 400 basis points (with a minimum rate of 5.42%), has a three year term and requires payments of interest only. The Trust obtained $7 million of financing in connection with this investment that bears interest at LIBOR plus 175 basis points and requires payments of interest only, resulting in a projected return on equity of 10.67%
from this investment.

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

GENERAL

     In addition to its cash reserves, at June 30, 2004, the Trust owned the following assets: 1) an office building located in Indianapolis, Indiana (Circle
Tower); 2) a loan, referred to as the NorthStar Loan, with a principal balance of $8.0 million at June 30, 2004, which is described below and which was prepaid in its entirety on August 4, 2004; 3) a loan participation, referred to as the
West Side Loan with a principal balance of $2.7 million at June 30, 2004, which is described below; 4) real estate securities available for sale; and 4) U.S.
Treasury Bills and Federal National Mortgage Association Notes.

     The average occupancy rate at Circle Tower for the six months ended June
30, 2004 and June 30, 2003 was 88% and 90% respectively.

INVESTMENT POLICY

     Rather than focus on a particular type of real estate asset or a specific geographic sector, the Trust's investments will be based, at least for the foreseeable future, on its assessment that a potential investment is significantly undervalued or presents an opportunity to outperform the marketplace. Additionally, the Trust will make investments in assets believed to be underperforming and in which it believes through an infusion of capital and improved management an appropriate return on investment can be realized.
Consequently, with certain limitations, the Trust will seek to invest or acquire most types of real estate asset or securities. Moreover, except as limited by the restrictions placed on the Trust in order to meet its requirements to maintain REIT status, the Trust's investment decisions will not be materially affected by the nature of an investment or where that investment falls in an entity's capital structure. The Trust will acquire entities that own real estate, invest directly in the equity of a real estate asset exclusively or through a venture, acquire preferred equity, mezzanine debt or, if priced appropriately, the first mortgage debt of a real estate asset.

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

     Investments and dispositions made by the Trust during the six months ended
June 30, 2004 included the following:

          NorthStar Loan

     On March 3, 2004, the Trust acquired from Bank of America, N.A. a loan receivable from NorthStar Partnership, L.P. ("NorthStar") in the principal amount of approximately $16.9 million (the "NorthStar Loan"). The NorthStar Loan is evidenced by a Credit Agreement, Promissory Note and collateral documents.
The NorthStar Loan is secured by a first priority lien on all or a portion of
NorthStar's interest in Morgans Hotel Group LLC, Emmes & Company LLC and
Presidio Capital Investment Company, LLC as well as certain other assets of
NorthStar. Upon acquisition, the NorthStar Loan was modified to extend the maturity date for one year to May 28, 2005 and provided for an option to
NorthStar to further extend the maturity date, upon payment of a one point fee, for up to two optional six-month periods. The NorthStar Loan was further modified to provide for an initial interest rate of a minimum of 12% per annum, with a yield to maturity of 12.86%, increasing by two percentage points for each six month renewal term. In addition, NorthStar was required to establish a reserve equal to interest for six months and, upon the occurrence of certain events, to increase such reserve to one year's interest. The NorthStar Loan requires payments of interest only, is prepayable at any time, together with a premium, and requires mandatory prepayments from asset sales or refinancings after the first $9.0 million in proceeds from such sales or refinancings.
Further, NorthStar entered into an agreement pursuant to which the Trust has an option to invest in certain transactions involving assets of NorthStar which are offered to existing equityholders of NorthStar, or their affiliates.

     Due to the nature and amount of the NorthStar Loan, in order to comply with the rules applicable to real estate investment trusts, portions of the NorthStar
Loan have been held or were held by a wholly-owned subsidiary of the Trust that elected to be treated as a TRS. Accordingly, the portion of income allocated to the amount of the NorthStar Loan held by the taxable REIT subsidiary will be subject to corporate level tax. On April 12, 2004, NorthStar made a prepayment on the loan in the amount of $8.9 million. At June 30, 2004, no portion of the
NorthStar Loan was held by the TRS. The impact of the sale of the Park Plaza
Mall property in June 2004 on the Trust's REIT tax compliance necessitated the transfer of $2,000,000 of the NorthStar Loan to the TRS effective July 30, 2004.

     NorthStar prepaid the loan in its entirety on August 4, 2004.

          West Side Loan

     On May 19, 2004, the Trust obtained a 25% participation interest in a loan secured by a first mortgage on a commercial property located in New York City's
Chelsea area. The total outstanding principal balance of the loan is $10.7 million of which the Trust's share is $2.7 million. The purchase price of the participation interest was the face amount of the Trust's share of the loan. The loan bears interest at LIBOR plus 9.5% per annum and is scheduled to mature in
April 2009.

          Atlantic Realty

     By January 9, 2004, the Trust had acquired 267,000 shares in Atlantic
Realty Trust ("Atlantic Realty") (NASD:ATLRS) representing 7.5% of the outstanding shares in Atlantic Realty. The shares are classified in the balance sheet as "Investments available for sale." On January 12, 2004, the Trust contacted Atlantic Realty to discuss a possible business combination between
Atlantic Realty and the Trust. The Trust made a proposal to Atlantic Realty which proposal was modified in April, 2004 and was ultimately rejected by
Atlantic Realty in May, 2004 as Atlantic Realty elected to market its remaining property for sale. On May 19, 2004, Atlantic Realty paid a distribution of $3.25 per share to holders of record on May 10, 2004. Following the distribution, the
Trust began selling some of its shares in Atlantic Realty. As of June 30, 2004, the Trust had sold 19,700 shares in Atlantic Realty thereby reducing its ownership to 247,300 shares or approximately 6.9% of the outstanding shares.
Effective August 3, 2004, the Trust had sold its remaining shares in Atlantic
Realty.

          Park Plaza Mall

     On June 22, 2004, the Trust sold its Park Plaza Mall property located in
Little Rock, Arkansas for a gross purchase price of $77.5 million to a subsidiary of CBL & Associates Properties, Inc. In connection with this transaction, the purchaser assumed the existing indebtedness encumbering the property of approximately $41.3 million. Accordingly, net proceeds to the
Company after giving effect to the loan assumption and closing costs were approximately $33.5 million. The Company has deposited the proceeds with a qualified as the Company will seek to use the proceeds in connection with a
"like kind" exchange pursuant to section 1031 of the Internal revenue Code.
There can be no assurance, however, that a suitable replacement property will be timely identified in order for the Company to consummate a "like kind" exchange transaction. In the event that a "like kind" exchange cannot be consummated, the estimated taxable gain from the sale of this property will be approximately
$20.5 million.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. However, due to significant net operating losses for federal tax purposes, the Trust does not anticipate that any distributions will be required in the foreseeable future.

     Our primary sources of funds for liquidity consist of cash reserves, net cash provided by operating activities, payments received on the NorthStar Loan, the West Side Loan and the maturities of U.S. Treasury Bills and Federal Home
Loan Bank Discount Notes.

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

     The Trust had cash and cash equivalents of $4.1 million at June 30, 2004.
The Trust's level of liquidity based upon cash and cash equivalents decreased by approximately $10.8 million for the six months ended June 30, 2004. The decrease resulted from $11.6 million of cash used by investing activities, $1.2 million used in financing activities and was partially offset by $2.0 million of cash provided by operating activities.

     Cash used by investing activities included $34.0 million of proceeds ($33.5 million to qualified intermediary and $0.5 million relating to the pro-ration of operations primarily relating to real estate taxes at closing) from the sale of the Park Plaza property net of loan assumption, repayment of loan advances of
$8.0 million and proceeds from the sale of real estate securities of $3.6 million. The investing inflows were offset by an increase in restricted cash of
$31.8 million, issuance of loans receivable in the amount of $18.7 million, expenditures for land, buildings and tenant improvements of $1.4 million and the excess of purchases over maturities of U.S. Treasury Bills of $5.6 million.

     Cash used in financing activities included $1.0 million of cash dividends to holders of Preferred Shares, $0.1 million of mortgage loan payments and a
$0.01 decrease in a note payable.

     The Trust declared a dividend of $0.5 million ($0.525 per share) on the
Trust's Series A Cumulative Preferred Shares of Beneficial Interest in both the first and second quarters of 2004. The first quarter dividend was paid April 30,
2004 to beneficiaries of record at the close of business on March 31, 2004. The second quarter dividend was paid July 31, 2004 to beneficiaries of record at the close of business on June 30, 2004.

     At June 30, 2004, the Trust owned $62.1 million in face value of U.S.
Treasury Bills and Federal National Mortgage Association Discount Notes. The
Trust's investments in U.S. Treasury Bills ($52.2 million) mature in less than
90 days and are classified as available for sale. Additionally, the Trust's investments in Federal National Mortgage Association Discount Notes ($9.7
million) mature in less than two years and are classified as available for sale.
The average yields for the three months ended June 30, 2004 and 2003 were 0.98%
and 1.17%, respectively.

     The only lease with respect to which the Trust has an obligation for payment of rent is for space occupied by VenTek, which is month to month.

VenTek

     The Trust has provided performance and warranty bond guarantees entered into with respect to two contracts of its subsidiary, VenTek, with transit authorities, which contracts are in the amounts of $6.2 million and $5.3 million, respectively. These contracts are for the manufacture, installation and maintenance of transit ticket vending equipment by VenTek. The guarantee in the amount of $5.3 million expired in September 2003 and the remaining guarantee in the amount of $6.2 million will expire in September 2004. As of December 31,
2003, VenTek had delivered all equipment required under the remaining contract and no amounts had been drawn against this guarantee. If a warranty or service claim against VenTek is made or VenTek fails or is unable to perform in accordance with the remaining contract, the Trust may be responsible for payment under the guarantee. In connection with one of the contracts, VenTek settled a claim for liquidated damages for approximately $0.1 million during the year ended December 31, 2003.

     During the third quarter of 2003, VenTek entered into a new contract with one of the transit authorities for $2.2 million, and received a change order for
$0.8 million in the fourth quarter of 2003 from the other transit authority, to manufacture transit ticket vending machines. Under the terms of the contract,
VenTek was required to secure a letter of credit as required by the bonding company. The Trust provided cash collateral of $1.1 million which is equal to 50 percent of the contract value of $2.2 million to secure the letter of credit. As of June 30, 2004, VenTek had completed and delivered all the transit ticket vending machines required under the new contract and the change order and has received payment in full from the transit authorities. VenTek has contacted the appropriate parties to have the letter of credit and bond terminated.

     Ventek currently performs any requisite obligations under its remaining performance and product warranty bond guarantees. It is expected that upon completion or expiration of the bond and warranty period (expected to be the fourth quarter of 2004), the remaining assets of Ventek will be disposed of and operations will cease.

CONTINGENCY

     Revenue Canada has commenced a tax audit of Imperial Parking Corp. of
Canada ("Imperial Parking"). Imperial Parking has communicated to the Trust that it expects that Revenue Canada will disallow deductions previously taken by
Imperial Parking.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 vs. June 30, 2003

     Net income applicable to Common Shares of Beneficial Interest for the six
months ended June 30, 2004 was $19.2 million as compared to a net loss of $5.2 million for the six months ended June 30, 2003. The primary reason for the increased net income was the accounting gain of $19.7 million on sale of real estate attributable to the sale on June 22, 2004 of the Park Plaza Mall property.

     Income from continuing operations for the six months ended June 30, 2004 was $0.1 million as compared to a net loss of $5.0 million for the same period in 2003, which as discussed further below, was primarily due to a $2.4 million reduction in the Trust's general and administrative costs and to VenTek which generated net income for the six months ended June 30, 2004 of $0.9 million compared to a net loss of $0.5 for the six months ended June 30, 2003.

VenTek had revenue of $3.0 million for the six months ended June 30, 2004 compared to $1.4 million for the same period during 2003. VenTek's costs of goods sold for the six months ended June 30, 2004 and for the six months ended
June 30, 2003 was $2.0 million. As of June 30, 2004, VenTek had no backlog.
Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek is not actively seeking new contracts. Ventek currently performs any requisite obligations under its remaining performance and product warranty bond guarantees. It is expected that upon completion or expiration of the bond and warranty period (expected to be the fourth quarter of
2004), the remaining assets of Ventek will be disposed of and operations will cease.

     Property operating income, which is rent less property operating expenses and real estate taxes, increased from $200,000 for the six months ended June 30,
2003 to $400,000 for the six months ended June 30, 2004 due to the improved operating results at Circle Tower. The increase in property operating income consists of a $40,000 increase in rental income, a $107,000 decrease in property operating expenses and an $18,000 decrease in real estate tax expense.

     Interest income for the six months ended June 30, 2004 increased to $0.9 million from $0.5 million for the same period in 2003 due to a $0.6 million increase in interest income received on loans receivable and $0.2 million decrease in interest received on government securities.

     General and administrative expenses for the first half of 2004 decreased by
$2.4 million to $2.2 million for the six months ended June 30, 2004. During the first six months of 2003 the largest components of the Trust's general and administrative expenses were legal fees relating to the preferred shareholder litigation ($0.3 million), legal fees related to the Gotham transaction ($2.8 million), other legal and accounting fees ($0.5 million), and directors and officers insurance ($0.3 million). The balance of the first half 2003 general and administrative costs ($0.6 million) related to management fees, costs associated with shareholder relations and communications, trustee fees, and other administrative costs incurred in connection with the operation and management of the Trust. During the first six months of 2004 the largest components of the Trust's general and administrative expenses were legal and accounting fees ($0.5 million), directors and officers insurance ($0.4 million), a termination fee paid to the Trust's former asset management provider, Radiant
Partners LLC ($0.1 million), the asset management fee that is charged by FUR
Advisors LLC ($0.7 million) which, as described further in the footnotes to the combined financial statements included in this report, is based upon a percentage of the Trust's Gross Asset Value (as defined in the agreement). Also included in the first half 2004 general and administrative expenses were federal and state tax expenses incurred by the TRS described above ($0.04 million) for its share of the income earned on the NorthStar Loan. The balance of the general and administrative expenses ($0.4 million) was for costs associated with shareholder relations and communications, trustee fees, and other miscellaneous costs associated with the operations of the Trust.

     Depreciation and amortization was consistent at $0.2 million for the first six months of 2004 and the same period in 2003.

     Interest expense declined from $0.5 million during the six months ended
June 30, 2003 to $0.01 million for the same period in 2004 due to the full satisfaction of the Trust's senior notes on October 1, 2003.

     Income from discontinued operations represents income attributable to the
Park Plaza Mall, which was sold in June 2004. During the six months ended June
30, 2003 income from the property was $0.9 million and during the six months ended June 30, 2004, income derived from the sold property was $0.5 million for the same period due to a $0.2 million increase in amortization of debt issuance costs and a $0.2 million decrease in rents.

Three Months Ended June 30, 2004 vs. June 30, 2003

     Net income applicable to Common Shares of Beneficial Interest for the three months ended June 30, 2004 was $19.9 million as compared to a net loss of $3.6 million for the three months ended June 30, 2003. The primary reason for the increased net income was the $19.7 million gain on disposal of real estate attributable to the sale on June 22, 2004 of the Park Plaza Mall property.

     Income from continuing operations for the three months ended June 30, 2004 was $0.7 million as compared to a net loss of $3.4 million for the same period in 2003, which as discussed further below, was primarily due to a $2.5 million reduction in the Trust's general and administrative costs, and to VenTek which generated net income for the three months ended June 30, 2004 of $0.4 million compared to a net loss of $0.2 for the six months ended June 30, 2003.

     VenTek had revenue of $1.7 million for the three months ended June 30, 2004 compared to $0.7 million for the same period during 2003. VenTek's costs of goods sold for the three months ended June 30, 2004 was $1.2 million and for the three months ended June 30, 2003 was $0.9 million.

     Property operating income, which is rent less property operating expenses and real estate taxes for the three months ended June 30, 2004 was $212,000 compared to $100,000 for the three months ended June 30, 2003. The increase in property operating income reflects a $10,000 increase in rental income, an
$88,000 decrease in operating expenses and a $14,000 decrease in real estate taxes.

     Interest and dividend income for the three months ended June 30, 2004 increased to $0.7 million from $0.3 million for the same period in 2003 due to a
$0.4 million increase in interest income received on loans receivable.

     General and administrative expenses decreased by $2.5 million to $0.9 million for the three months ended June 30, 2004. During the three months ended
June 30, 2003 the largest components of the Trust's general and administrative expenses were legal fees relating to the preferred shareholder litigation ($0.1 million), legal fees related to the Gotham transactions ($2.6 million), other legal and accounting fees ($0.3 million), and directors and officers insurance
($0.2 million). The balance of the three months ended June 30, 2003 general and administrative costs ($0.2 million) related to management fees, costs associated with shareholder relations and communications, trustee fees, and other administrative costs incurred in connection with the operation and management of the Trust. During the three months ended June 30, 2004 the largest components of the Trust's general and administrative expenses were legal and accounting fees
($0.1 million), directors and officers insurance ($0.2 million), the asset management fee that is charged by FUR Advisors LLC ($0.3 million) which, as described further in the footnotes to the combined financial statements included in this report, is based upon a percentage of the Trust's Gross Asset Value (as defined in the agreement). The balance of the general and administrative expenses ($0.3 million) was for costs associated with shareholder relations and communications, trustee fees, and other miscellaneous costs associated with the operations of the Trust.

     Depreciation and amortization was consistent at $0.1 million for the three months ended June 30, 2004 and 2003.

     Interest expense declined from $0.2 million during the three months ended
June 30, 2003 to $0.03 million for the same period in 2004 due to the full satisfaction of the senior notes on October 1, 2003.

     Income from discontinued operations represents income attributable to the
Park Plaza Mall which was sold in June 2004. During the three months ended June
30, 2003 income from the property was $0.2 million and during the three months ended June 30, 2004, income derived from the sold property was $0.07 million for the same period due to a $0.2 million increase in depreciation and amortization and a $0.04 million decrease in rents. The increase in depreciation and amortization was related to a write off of debt issuance costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

INTEREST RATE RISK

     The Trust's debt outstanding at June 30, 2004 has a fixed interest rate.
The Trust's investments in U.S. Treasury Bills ($52.2 million) mature in less than 90 days. Additionally, the Trust's investments in Federal National Mortgage
Association notes ($9.7 million) mature in less than two years. The Trust believes it has little exposure to fluctuations in market interest rates.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

PREFERRED AND COMMON SHAREHOLDER LAWSUITS

     Kimeldorf v. First Union Real Estate Equity and Mortgage Investments, et
al.; Fink v. First Union Real Estate Equity and Mortgage Investments. Both of
these actions relate to challenges brought in the Supreme Court of New York, New
York County by the holders of the Trust's Preferred Shares (Kimeldorf) and holders of the Trusts Common Shares (Fink) alleging, among others, breach of contract, aiding and abetting breach of contract, tortious interference with the contract, breach of fiduciary duties, aiding and abetting of breach of fiduciary duties, and unconscionability against the Trust and other defendants in connection with the proposed Gotham Transaction. The consolidated Kimeldorf case was dismissed with prejudice on June 30, 2004 and the Fink case was dismissed with prejudice on July 29, 2004. The Trust incurred no payments of any kind to the plaintiffs or their counsel in connection with these dismissals. Each party bore its own fees, costs, and expenses of the matters.

PEACH TREE MALL LITIGATION

     The Trust, as one plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of
California associated with the 1986 flood of Sutter Buttes Center, formerly
Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court and the case was remanded to the trial court for further proceedings. The Trust and the other plaintiffs pursued a retrial before the court which commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally held in favor of the State of California. In February 2002, the plaintiffs filed a notice of appeal in the California Court of Appeals and on
November 26, 2003, the Court of Appeals issued its decision reversing the decision of the trial court. The Court held that the State was liable for the damages caused by the flood. The Court of Appeals remanded the case to the trial court for a determination of the damages to plaintiffs and for an award of attorney's fees and costs. The State filed a petition for rehearing in the Court of Appeals, which was denied on December 24, 2003. On January 2, 2004, the State filed a petition for review with the California Supreme Court. Plaintiffs, including the Trust, filed an opposition to the petition and the California
Supreme Court ruled in the Trust's favor during the first quarter of 2004 and remanded the case for a new trial solely on the issue of damages. Although it is possible that the amount ultimately received by the Trust upon determination of the damage issue may be significant, it is not possible at this time to estimate the amount of recovery or if any proceeds will ultimately be received by the
Trust.

INDEMNITY TO IMPERIAL PARKING LIMITED

     In 1999, Newcourt Financial Ltd. ("Newcourt") brought a claim in Ontario,
Canada against an affiliate of the Trust and Imperial Parking Limited alleging a breach of a contract between the Trust's affiliate and Newcourt's predecessors-in-interest, Oracle Credit Corporation and Oracle Corporation
Canada, Inc. The Trust's affiliate and Imperial Parking Limited brought a separate action in British Columbia, Canada against Newcourt, Oracle Credit
Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's Board of Trustees and the Imperial Parking Limited's board of directors. On March 27, 2000, in connection with the spin-off of Imperial Parking Corp. of Canada ("Imperial
Parking") (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust gave an indemnity to Imperial Parking Corporation in respect to damages arising from the outstanding actions.

     Numerous attempts to settle this matter have not been successful. If
Newcourt is successful on its claim, the Trust could be liable for interest on the original claim amount ($600,000) at a rate of 18% per annum, compounded monthly. The trial has been scheduled for January 2005. The Trust intends a vigorous defense against the claims and to pursue its separate claims with respect to this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached
          Exhibit Index.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed on behalf of the Trust during the quarter ended June 30, 2004:

     (i)  First Quarter Earnings

          Date:    May 13, 2004

          Item:    12

     (ii) Sale of Park Plaza Property

          Date:    July 2, 2004

          Item:    2

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       First Union Real Estate Equity and
                                       Mortgage Investments

Date:  August 11, 2004                 By: /s/ Michael L. Ashner
                                           -----------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer

Date:  August 11, 2004                 By: /s/ Thomas C. Staples
                                           -----------------------------
                                           Thomas C. Staples
                                           Chief Financial Officer

                                  EXHIBIT INDEX

 Exhibit                            Description                                                     Page
 -------                            -----------                                                     ----
                                                                                                   Number
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
         Golf Partners, L.P., Florida Golf Associates, L.P., Florida Golf Properties, Inc.,
         and Gotham Golf Corp.

2(a)(2)  Amendment and Restatement dated as of October 30, 2002 of Amendment No. 2 dated as            (c)
         of September 27, 2002 to the Agreement and Plan of Merger and Contribution by and
         among First Union Real Estate Equity and Mortgage Investments, that certain Ohio
         Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee, First Union
         Management, Inc., GGC Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf Partners,
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

3(a)     By-laws of Trust as amended                                                                   (e)

3(b)     Certificate of Amendment to Amended and Restated Declaration of Trust as of March 6,          (f)
         2001

3(c)     Amendments to Amended and Restated Declaration of Trust dated April 15, 2004                  (l)

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

10(d)    Lease, dated as of April 26, 1910, between Frank Fauvre and Lillian Fauvre as                 (m)
         Lessors and the German American Trust Company as Lessee

10(e)    Indemnification Agreement with Neil Koenig, dated as of April 29, 2002                        (n)

10(f)    Stock Purchase Agreement between First Union Real Estate Equity and Mortgage                  (o)
         Investments and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase
         Agreement"), including Annex A thereto, being the list of Conditions to the Offer.

10(g)    Guaranty of Michael L. Ashner, Guarantor, dated November 26, 2003, in favor of First          (o)
         Union Real Estate Equity and Mortgage Investments, Guarantee, in the form provided as Annex F to the Stock Purchase Agreement.

10.3(h)  Advisory Agreement between First Union Real Estate Equity and Mortgage Investments            (o)
         and FUR Advisors, LLC.

10(i)    Exclusivity Services Agreement between First Union Real Estate Equity and Mortgage            (o)
         Investments and Michael L. Ashner.

10(j)    Covenant Agreement between First Union Real Estate Equity and Mortgage Investments            (o)
         and FUR Investors, LLC.

16       Letter from KPMG                                                                              (p)

31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                      31

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                       33

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

     (k)  Incorporated by reference to the Trust's 1999 Form 10-K

     (l)  Incorporated by reference to the Trust's March 31, 2004 Form 10-Q

     (m)  Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to Form
          S-4, Registration Statement No. 333-88144, of Gotham Golf Corp. and
          Southwest Shopping Centers Co. II, L.L.C.

     (n)  Incorporated by reference to the Trust's 2002 Form 10-K

     (o)  Incorporated by reference to the Trust's Form 8-K dated November 26,
          2003

     (p)  Incorporated by reference to the Trust's Form 8-K dated March 2, 2004.

