Form 10-Q
period 2004-09-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2004-11-15
CIK 37008

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

Commission file number 0-16249

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-6513657 (I.R.S. Employer Identification No.)

P.O. Box 9507, 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114
(Address of principal executive offices)

(617) 570-4614
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

        As of November 12, 2004, there were 31,058,913 shares of common stock outstanding.

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
FORM 10-Q—SEPTEMBER 30, 2004

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
FORM 10-Q—SEPTEMBER 30, 2004

COMBINED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
	(In thousands, except share data)
ASSETS
Investments in real estate, at cost
Land	$1,718	$6,086
Buildings and improvements	6,274	65,897

	7,992	71,983
Less—Accumulated depreciation	(4,405)	(14,102)

Investments in real estate, net	3,587	57,881
Cash and cash equivalents	1,451	14,924
Restricted cash	33,980	2,818
Loans receivable	5,645	—
Accounts receivable and prepayments, net of allowance of $129 and $223, respectively	1,416	1,291
Investments—available for sale	68,711	68,986
Real estate securities—available for sale	9,685	—
Inventory, net of reserve	—	591
Unamortized debt issue costs, net	—	214
Other	588	133

Total Assets	$125,063	$146,838

LIABILITIES
Mortgage loan	$—	$41,457
Note payable	49	64
Accounts payable and accrued liabilities	6,331	7,654
Dividends payable	516	516
Deferred items	48	427
Liabilities of discontinued operations	379	—

Total Liabilities	7,323	50,118

SHAREHOLDERS' EQUITY
Convertible Preferred Shares of Beneficial Interest, $25 per share liquidation preference, 2,300,000 shares authorized, 983,082 shares outstanding at September 30, 2004 and December 31, 2003	23,131	23,131
Shares of Beneficial Interest, $1 par, unlimited authorized, 31,058,913 outstanding at September 30, 2004 and December 31, 2003	31,059	31,059
Additional paid-in capital	207,968	207,968
Accumulated other comprehensive income	610	—
Accumulated distributions in excess of net income	(145,028)	(165,438)

Total Shareholders' Equity	117,740	96,720

Total Liabilities and Shareholders' Equity	$125,063	$146,838

See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
FORM 10-Q—SEPTEMBER 30, 2004

COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
REVENUES
Rents	$357	$380	$1,100	$1,183
Sales	210	372	3,195	1,816
Interest and dividends	993	172	1,936	681
Insurance recoveries	1,244	—	1,244	—
Gain on sale of securities available for sale	764	—	1,040	—

	3,568	924	8,515	3,680

EXPENSES
Property operating	222	173	570	627
Cost of goods sold	282	788	2,376	2,754
Real estate taxes	20	23	45	67
Depreciation and amortization	109	139	312	376
Interest	3	314	17	862
General and administrative	831	762	2,990	5,281

	1,467	2,199	6,310	9,967

Income (loss) from continuing operations	2,101	(1,275)	2,205	(6,287)
Discontinued operations:
Income (loss) from discontinued operations	—	492	485	1,350
Gain (loss) on disposal of real estate	(383)	54	19,268	54

Income (loss) from discontinued operations	(383)	546	19,753	1,404

Net income (loss)	1,718	(729)	21,958	(4,883)
Preferred dividend	(516)	(516)	(1,548)	(1,548)

Net income (loss) applicable to Common Shares of Beneficial Interest	1,202	(1,245)	20,410	(6,431)
Other comprehensive income
Unrealized gain (loss) on available for sale securities	(162)	—	610	—

Comprehensive income (loss)	$1,040	$(1,245)	$21,020	$(6,431)

Per share data—Basic:
Income (loss) from continuing operations	$0.05	$(0.06)	$0.02	$(0.24)
Income (loss) from discontinued operations	(0.01)	0.02	0.64	0.04

Net income (loss) applicable to Common Shares of Beneficial Interest	$0.04	$(0.04)	$0.66	$(0.20)

Diluted:
Income (loss) from continuing operations	$0.04	$(0.06)	$0.02	$(0.24)
Income (loss) from discontinued operations	(0.01)	0.02	0.55	0.04

Net income (loss) applicable to Common Shares of Beneficial Interest	$0.03	$(0.04)	$0.57	$(0.20)

Basic weighted average Common Shares	31,059	28,141	31,059	32,474
Convertible Preferred Shares	4,837	4,837	4,837	4,837
Stock Options	28	—	25	—

Diluted weighted average Common Shares	35,924	32,978	35,921	37,311

See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
FORM 10-Q—SEPTEMBER 30, 2004

COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities
Net income (loss)	$21,958	$(4,883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,246	1,612
Gain on disposal of real estate	(19,268)	(54)
Gain on sale of securities available for sale	(1,040)	—
Impairment charge	90	—
Net changes in other operating assets and liabilities	(1,051)	(487)
Decrease in deferred items	(379)	(85)
Interest receivable on loans	(51)	—

Net cash provided by (used in) operating activities	1,505	(3,897)

Cash flows from investing activities
Purchase of investments available for sale	(659,753)	(1,134,273)
Purchase real estate securities available for sale	(17,418)	—
Proceeds from maturity of investments available for sale	660,028	1,169,310
Proceeds from real estate securities available for sale	9,384	—
Proceeds from sale of real estate	33,640	—
Increase in restricted cash	(31,162)	—
Purchase of loans receivable	(21,677)	—
Paydown of loan receivable	16,084	—
Net proceeds from sale of Ventek parking business	—	60
Investments in real estate	(2,397)	(646)

Net cash (used in) provided by investing activities	(13,271)	34,451

Cash flows from financing activities
Decrease in note payable	(15)	(12)
Repayment of mortgage loan—principal payments	(144)	(248)
Repurchase of shares of Beneficial Interest	—	(16,421)
Dividends paid on Preferred Shares of Beneficial Interest	(1,548)	(1,548)

Net cash (used in) financing activities	(1,707)	(18,229)

Net increase (decrease) in cash and cash equivalents	(13,473)	12,325
Cash and cash equivalents at beginning of period	14,924	5,865

Cash and cash equivalents at end of period	$1,451	$18,190

Supplemental Disclosure of Cash Flow Information
Interest Paid	$1,745	$3,329

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Dividends accrued on Preferred Shares of Beneficial Interest	$516	$516

Mortgage loan assumed by purchaser of property	41,313	—

Loan receivable in connection with the sale of Ventek parking business	—	133

Transfer of inventory in connection with the sale of Ventek parking business	—	158

Net transfer of receivables and payables in connection with the sale of Ventek parking business	—	19

	$41,829	$826

See Notes to Combined Financial Statements.

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
FORM 10-Q—SEPTEMBER 30, 2004

NOTES TO COMBINED FINANCIAL STATEMENTS

1.    General

        The accompanying financial statements represent the combined results of the registrant, First Union Real Estate Equity and Mortgage Investments (the "Trust"), and First Union Management Inc. ("FUMI"). Under a trust agreement, all of the outstanding shares of stock of FUMI are held for the benefit of the shareholders of the Trust. Accordingly, the financial statements of FUMI and the Trust have been combined.

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

        The combined financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the combined financial position, results of operations and cash flows for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results expected for the full year.

2.    Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Such estimates that are particularly susceptible to change relate to management's estimate of the impairment of real estate. In addition, estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory, product warranty reserves and contingencies, among others. Actual results could differ from these estimates.

Investment in Real Estate

        Real estate assets are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Significant renovations that extend the useful life of the properties are capitalized. Depreciation for financial reporting purposes is computed using the straight-line method. Building and building improvements are depreciated over their estimated useful lives of 10 to 40 years, based on the property's age, overall physical condition, type of construction materials and intended use. Improvements to the buildings are depreciated over the remaining useful life of the building at the time the improvement is completed. Tenant improvements are depreciated over the life of the lease. The Trust annually reviews all of its assets for any impairment losses. The Trust records impairment losses when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Cash and Cash Equivalents

        Cash and cash equivalents include checking and money market accounts.

Restricted Cash

        Restricted cash consists primarily of cash to be used in connection with the purchase of real property that qualifies as a "like kind" exchange pursuant to section 1031 of the Internal Revenue Code.

Trade Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Trust's best estimate of the amount of probable credit losses in the Trust's existing accounts receivable. The Trust reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Trust does not have any off-balance sheet credit exposure related to its tenants.

Investments Available for Sale

        The Trust holds US Government Treasury Bills with a maturity of less than one year ($58.8 million) and Government National Mortgage Association notes ($9.9 million) with an assumed weighted average life of less than three years.

        The Trust's investments in US government securities are accounted for as available-for-sale based on the Trust's intent with respect to those securities. Accordingly, the Trust records these investments at fair value, and unrealized gains and losses are recognized through shareholders' equity, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in net income.

Investment in Real Estate Securities Available for Sale

        The Trust classifies investments in real estate equity securities with readily determinable fair values on the balance sheet as available-for-sale, based on the Trust's intent with respect to those securities. Specifically, the Trust's investments in equity securities with readily determinable fair values are accounted for as available-for-sale because these securities are held principally for investment purposes and not for sale in the short term. Accordingly, the Trust records these investments at fair value, and unrealized gains and losses are recognized through shareholders' equity, as a component of other comprehensive income. Realized gains and losses and changes for other-than-temporary impairments are included in net income.

Loans Receivable

        The loans receivable are carried at cost and are collateralized by real estate. The interest rates on the loans receivable are 5.36% to 11.3%. Interest income is recognized on an accrual basis.

Product Warranty Policy

        VenTek International Inc. ("VenTek"), an operating subsidiary of FUMI, provides product warranties for its installed transit ticket equipment. The warranty policy for transit ticket equipment generally provided for two to two and a half years of coverage. VenTek's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. All existing product warranties are scheduled to expire in the fourth quarter of 2004.

Revenue Recognition

        The Trust accounts for its leases with tenants as operating leases with rental revenue recognized on a straight line basis over the lease term. Tenant leases generally provide for (i) billings of fixed minimum rental and (ii) billings of certain operating costs. The Trust accrues the recovery of operating costs based on actual costs incurred.

        Revenue from transit ticket vending equipment and maintenance contracts is recognized by either the completed contract method or the percentage completion method as units are delivered. Revenues from the sales of parking equipment were recognized upon delivery. As of September 30, 2004, all transit ticket equipment that customers had committed to purchase had been delivered and the related revenues have been recognized.

Income Taxes

        The Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum distributions requirements; however, due to significant net operating loss carryforwards and capital loss carryforwards, the Trust does not anticipate that any distributions will be required in the foreseeable future. The Trust's has net operating loss carryforwards of $47.3 million which will begin to expire in 2019. The Trust also has capital loss carryforwards of $12.3 million which will begin to expire in 2006.

        The Trust owns stock in a corporation that has elected to be treated for Federal income tax purposes as a taxable REIT subsidiary ("TRS"). To continue to qualify as a REIT the value of the combined TRS stock cannot exceed 20% of the value of the Trust's total assets; at September 30, 2004 the TRS did not exceed 20% of the value of the Trust's total assets. A TRS is taxable on its net income at regular corporate tax rates.

        Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as measured by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. A valuation allowance has been provided for the entire amount of deferred tax assets, which consists of FUMI's net operating loss carryforwards, due to the uncertainty of realization of the deferred tax assets. FUMI has net operating loss carryforwards of $10.1 million which will begin to expire in 2005. The Trust is currently exploring a business combination with FUMI which would enable the Trust to utilize all or a portion of these loss carryforwards.

Earnings Per Share

        The computation of basic and diluted earnings per Common Share of Beneficial Interest in the Trust ("Common Share") is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Basic
Income (loss) from continuing operations	$2,101	(1,275)	$2,205	(6,287)
Preferred dividend	(516)	(516)	(1,548)	(1,548)

Income (loss) from continuing operations	1,585	(1,791)	657	(7,835)
Income (loss) from discontinued operations	(383)	546	19,753	1,404

Net income (loss) applicable to Common Shares	$1,202	$(1,245)	$20,410	$(6,431)

Basic weighted average Common Shares	31,059	28,141	31,059	32,474

Income (loss) from continuing operations	0.05	(0.06)	0.02	(0.24)
Income (loss) from discontinued operations	(0.01)	0.02	0.64	0.04

Net income (loss) per Common Share	$0.04	$(0.04)	$0.66	$(0.20)

Diluted
Income (loss) from continuing operations	$2,101	(1,275)	$2,205	(6,287)
Preferred dividend	(516)	(516)	(1,548)	(1,548)

Income (loss) from continuing operations	1,585	(1,791)	657	(7,835)
Income (loss) from discontinued operations	(383)	546	19,753	1,404

Net income (loss) applicable to Common Shares	$1,202	$(1,245)	$20,410	$(6,431)

Basic weighted average Common Shares	31,059	28,141	31,059	32,474
Convertible Preferred Shares	4,837	4,837	4,837	4,837
Stock Options	28	—	25	—

Diluted weighted average Common Shares	35,924	32,978	35,921	37,311

Income (loss) from continuing operations	0.04	(0.06)	0.02	(0.24)
Income (loss) from discontinued operations	(0.01)	0.02	0.55	0.04

Net income (loss) per Common Share	$0.03	$(0.04)	$0.57	$(0.20)

Stock Options

        The Trust accounts for stock option awards in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for

Stock-Based Compensation." Consequently, compensation cost has not been recognized for the share option plans except for the options granted in 1999 which had an exercise price that was less than the grant date per share market price. Had the Trust applied the expense recognition provisions of
SFAS No. 123, there would have been no impact on the net income per share for the periods ended September 30, 2004 and 2003 on a basic and diluted basis.

Dividends

        The Trust declared a dividend of $0.5 million ($0.525 per share) on the Trust's Series A Cumulative Preferred Shares of Beneficial Interest ("Preferred Shares") in the first, second and third quarters of 2004. The first quarter dividend was paid April 30, 2004 to beneficiaries of record at the close of business on March 31, 2004. The second quarter dividend was paid July 31, 2004 to beneficiaries of record at the close of business on June 30, 2004. The third quarter dividend was paid October 31, 2004 to beneficiaries of record at the close of business on September 30, 2004. No dividend was declared or paid during the nine months ended September 30, 2004 or 2003 on the Common Shares.

Recently Issued Accounting Standards

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46") which was amended and interpreted through issuance of FIN46(R) in December. This Interpretation, as amended, clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Trust has determined that it has no interest in variable interest entities requiring consolidation under FIN46 or FIN46(R).

3.    Related Party Transactions

        The affairs of the Trust and its subsidiaries are administered by FUR Advisors, LLC ("FUR Advisors") pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") dated December 31, 2003 between the Trust and FUR Advisors, which agreement was negotiated and approved by the Board of Trustees of the Trust prior to the acquisition by FUR Investors, LLC (an affiliate of FUR Advisors) of its interest in the Trust. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing, or arranging for the provision of, asset management services to the Trust and coordinating with the Trust's shareholder transfer agent and property managers. Pursuant to the terms of the Advisory Agreement, for providing these services, FUR Advisors is entitled to the following fees: (i) an asset management fee of 1% of the gross asset value of the Trust up to $100 million, .75% of the gross asset value of the Trust between $100 million and $250 million, .625% of the gross asset value of the Trust between $250 million and $500 million and .50% of the gross asset value of the Trust in excess of $500 million; (ii) property and construction management fees at commercially reasonable rates as determined by a majority of independent Trustees of the Board; (iii) loan servicing fees not exceeding commercially reasonable rates (approved by a majority of the independent Trustees) for providing administrative and clerical services with respect to loans made by the Trust to third parties; and (iv) an incentive fee equal to 20% of all distributions to holders of Common Shares after December 31, 2003 in excess of (x) $71.3 million, increased by the net issuance price of all shares issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. In addition, FUR Advisors is entitled to be reimbursed for up to $100,000 per annum for the costs associated with the employment of one or more asset managers.

        Effective February 1, 2004, Kestrel Management L.P., an affiliate of FUR Advisors and the Trust's executive officers, assumed property management responsibilities for Circle Tower. Pursuant to the terms of the property management agreement, Kestrel Management L.P. receives a fee equal to 3% of the monthly revenues of Circle Tower, which fee has been approved by the independent members of the Board of Trustees, and is less than the amount paid to the prior property management company.

        The following table sets forth the fees and reimbursements paid by the Trust for the three and nine months ended September 30, 2004 to FUR Advisors and Kestrel Management L.P.:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Asset Management Fee(1)	$301,365	$988,344
Loan Servicing Fee(1)	1,406	6,359
Property Management Fee(2)	12,503	30,450
Reimbursement(1)	48,540	78,367

(1)
Payable to FUR Advisors

(2)
Payable to Kestrel Management L.P.

        In addition, the Trust and FUMI paid fees of $69,302 and $132,394 for the three months ending September 30, 2004 and 2003, and $167,028 and $343,770 for the nine months ended September 30, 2004 and 2003 respectively, to the Real Estate Systems Implementations Group, LLC ("RE Systems") for financial reporting and advisory services. The managing member of this firm assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000, and Interim Chief Executive Officer in January 2003. In addition, he became a Trustee of the Trust in June 2003 and resigned as Interim Chief Executive Officer and Interim Chief Financial Officer on December 31, 2003. He resigned as a Trustee of the Trust on April 15, 2004. Effective February 1, 2004, the Trust retained RE Systems on a month-to-month basis to provide services to FUMI at a cost of $10,000 per month and to provide advisory services as needed to the Trust. The Trust paid RE Systems $39,302 for assistance in completing prior year transition obligations during the quarter ended September 30, 2004.

4.    Share Repurchase

        The Trust authorized a share repurchase plan in July 2003. The plan allows for the Trust to purchase up to $10.0 million of its Common and Preferred Shares in the market or through private transactions. No Common or Preferred Shares were purchased during the nine months ended September 30, 2004. During the third and fourth quarters of 2003, the Trust repurchased and retired 2,914,215 Common Shares for an aggregate cost of $5.3 million.

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

6.    The FUR Investors Transaction

        On November 26, 2003, the Trust entered into a Stock Purchase Agreement with FUR Investors, LLC, an entity controlled by and partially owned by the executive officers of the Trust. On December 31, 2003, FUR Investors LLC acquired 5,000,000 Common Shares pursuant to a tender offer at a price of $2.30 per share and purchased pursuant to the terms of the Stock Purchase Agreement an additional 5,000,000 newly issued Common Shares pursuant to the terms of the Stock Purchase Agreement for a price of $2.60 per share. As a result of these purchases, FUR Investors LLC acquired a total of 10,000,000 of the outstanding Common Shares representing 32.2% of the total outstanding Common Shares.

        Pursuant to the Stock Purchase Agreement, (i) Michael L. Ashner was appointed the Chief Executive Officer of the Trust, (ii) the Trust entered into the Advisory Agreement (iii) Mr. Ashner entered into an exclusivity agreement, and (iv) FUR Investors, LLC entered into a covenants agreement pursuant to which it agreed not to take certain action which, among other things, would adversely impact the Trust's status as a REIT or its listing on the New York Stock Exchange. In addition, Daniel J. Altobello and Jeffrey Citrin resigned as members of the Board of Trustees, and three new trustees were appointed to the Board of Trustees. As a result, the Board of Trustees presently consists of six members.

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

7.    NorthStar Loan

        On March 3, 2004, the Trust acquired from Bank of America, N.A. a loan receivable from NorthStar Partnership, L.P. ("NorthStar") in the principal amount of approximately $16.9 million (the "NorthStar Loan"). The NorthStar Loan was evidenced by a Credit Agreement, Promissory Note and collateral documents. The NorthStar Loan was secured by a first priority lien on all or a portion of NorthStar's interest in Morgans Hotel Group LLC, Emmes & Company LLC and Presidio Capital Investment Company, LLC as well as certain other assets of NorthStar. NorthStar prepaid the loan in its entirety on August 4, 2004. Due to the nature and amount of the NorthStar Loan, in order to comply with the rules applicable to REITs, portions of the NorthStar Loan were held by a wholly-owned subsidiary of the Trust that elected to be treated as a TRS. Accordingly, the portion of income allocated to the amount of the NorthStar Loan held by the taxable REIT subsidiary will be subject to corporate level tax. Federal and state income tax expense of $48,576 incurred in connection with the North Star loan has been included in general and administrative expenses.

8.    West Side Loan

        On May 19, 2004, the Trust purchased a 25% participation interest in a loan (the "West Side Loan") a loan secured by a first mortgage on a commercial property located in New York City's Chelsea area. The total outstanding principal balance of the loan is $10.7 million of which the Trust's share is $2.6 million. The purchase price for the participation interest was the face amount of the Trust's share of the loan. The loan bears interest at LIBOR plus 9.5% per annum and is scheduled to mature in April 2009. The interest rate was 11.3% as of September 30, 2004.

9.    West 38th Street Loan

        On August 4, 2004, the Trust acquired a 50% participation ("West 38th Street Loan") in a $20 million first mortgage loan secured by a property located at 63 West 38th Street, New York, New York. The loan bears interest at LIBOR plus 4% (with a minimum rate of 5.42%), has a three year term and requires payments of interest only. The Trust indirectly obtained $7 million of financing in connection with this investment that bears interest at LIBOR plus 1.75% and requires payments of interest only. The interest rate was 5.36% as of September 30, 2004.

10.    Atlantic Realty

        The Trust had previously acquired 267,000 shares in Atlantic Realty Trust ("Atlantic Realty") (NASD:ATLRS) representing 7.5% of the outstanding shares in Atlantic Realty. On January 12, 2004, the Trust contacted Atlantic Realty to discuss a possible business combination between Atlantic Realty and the Trust. The Trust made a proposal to Atlantic Realty which proposal was modified in April, 2004 and was ultimately rejected by Atlantic Realty in May, 2004 as Atlantic Realty elected to market its remaining property for sale. On May 19, 2004, Atlantic Realty paid a distribution of $3.25 per share to holders of record on May 10, 2004. Following the distribution, the Trust began selling its shares in Atlantic Realty and, effective August 3, 2004, the Trust had sold its entire interest in Atlantic Realty and realized a gain of $1.1 million.

11.    Sizeler Property Investors, Inc.

        Beginning in August 2004, the Trust began acquiring shares of common stock in Sizeler Property Investors, Inc. (NYSE:SIZ), a real estate investment trust that primarily is in the business of owning and operating income producing retail shopping centers and apartment communities in the southeastern United States. As of September 30, 2004, the Trust had acquired a total of 670,000 shares of common stock of Sizeler which represents 5.0% of all of the outstanding shares of common stock of Sizeler for an aggregate purchase price of $5.6 million. The shares are classified in the balance sheet as "Real estate securities available for sale." During October 2004, the Trust acquired an additional 118,200 shares of common stock of Sizeler, representing approximately 1.0% of the total outstanding shares of common stock. The aggregate purchase price of the additional shares was $1.1 million.

12.    Park Plaza Mall

        On June 22, 2004, the Trust sold its Park Plaza Mall property located in Little Rock, Arkansas for a gross sales price of $77.5 million to a subsidiary of CBL & Associates Properties, Inc. In connection with this transaction, the purchaser assumed the existing indebtedness encumbering the property of approximately $41.3 million. Accordingly, net proceeds to the Trust after giving effect to the loan assumption and closing costs were approximately $33.5 million. The Trust deposited the proceeds with a qualified intermediary, and it is expected that the proceeds will be utilized in connection with the portfolio acquisition in connection with a "like kind" exchange pursuant to Section 1031 of the Internal Revenue Code. There can be no assurance, however, that the purchase of the replacement properties identified in Note 13 below will be consummated. In the event that the "like kind" exchange cannot be consummated, the estimated taxable gain from the sale of this property will be approximately $20.5 million. After giving effect to post-closing adjustments, the gain on disposal for financial statement purposes is approximately $19.3 million. The liabilities related to post-closing adjustments to the sale are included in Liabilities of discontinued operations.

13.    Portfolio Acquisition

        On September 16, 2004 the Trust entered into a contract to acquire up to 16 triple-net leased properties containing approximately 2.5 million gross square feet for a gross purchase price of approximately $91 million. The funds required for this acquisition will be provided from (i) approximately $31 million of existing debt on the properties which will be assumed, (ii) approximately $33.5 million from the proceeds of the Park Plaza Mall sale that are being held by a qualified intermediary which will enable the Trust to make a "like kind" exchange pursuant to Section 1031 of the Internal Revenue Code, and (iii) the balance from the Trust's cash reserves. It is expected that after the consummation of this transaction, the Trust will obtain additional financing in the amount of approximately $53 million which will be secured by the Trust's interest in the entities formed to acquire the properties. This acquisition is expected to close in November 2004.

14.    Legal Proceedings

Peach Tree Mall Litigation

        The Trust, as one plaintiff in a class action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. In September 1991, the court ruled in favor of the plaintiffs on the liability portion of the suit, which the State of California appealed. In the third quarter of 1999, the 1991 ruling in favor of the Trust and the other plaintiffs was reversed by the State of California Appeals Court and the case was remanded to the trial court for further proceedings. The Trust and the other plaintiffs pursued a retrial before the court which commenced February 2001 and was completed July 2001. In November 2001, the trial court issued a decision that generally held in favor of the State of California. In February 2002, the plaintiffs appealed to the California Court of Appeals and on November 26, 2003, the Court of Appeals reversed the decision of the trial court. The Court held that the State was liable for the damages caused by the flood and remanded the case to the trial court for a determination of the damages to plaintiffs and for an award of attorney's fees and costs. The State filed a petition for rehearing in the Court of Appeals, which was denied on December 24, 2003. On January 2, 2004, the State filed a petition for review with the California Supreme Court. Plaintiffs, including the Trust, filed an opposition to the petition and the California Supreme Court ruled in the plaintiff's favor during the first quarter of 2004 and remanded the case for a new trial solely on the issue of damages. The Trust is currently in negotiations with the State of California in an effort to settle the damages claim. Presently, the parties are negotiating a potential settlement that, if finalized by the parties, would result in a recovery by the Trust of approximately $11.0 million. Any acceptance of the settlement by the State of California would be subject to State of California legislative and other agency approvals. Accordingly, even if a settlement is reached there is no assurance it will become final or, if finalized, when such amount will be received.

Indemnity to Imperial Parking Limited

        In 1999, Newcourt Financial Ltd. ("Newcourt") brought a claim in Ontario, Canada against FUMI and Imperial Parking Limited, a then subsidiary of FUMI, alleging a breach of a contract between FUMI and Newcourt's predecessors-in-interest, Oracle Credit Corporation and Oracle Corporation Canada, Inc. The Trust's affiliate and Imperial Parking Limited brought a separate action in British Columbia, Canada against Newcourt, Oracle Credit Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's Board of Trustees and the Imperial Parking Limited's Board of Directors. On March 27, 2000, in connection with the spin-off of Imperial Parking Corp. of Canada ("Imperial Parking") (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust gave an indemnity to Imperial Parking Corporation in respect to damages arising from the outstanding actions.

        Numerous attempts to settle this matter have been unsuccessful. If Newcourt is successful on its claim, the Trust could be liable for interest on the original claim amount ($600,000) at a rate of 18% per annum, compounded monthly. The trial has been scheduled for January 2005. The Trust intends a vigorous defense against the claims and to pursue its separate claims with respect to this matter.

Revenue Canada Contingency

        Revenue Canada has commenced a tax audit of Imperial Parking. Imperial Parking has communicated to the Trust that it expects that Revenue Canada will disallow deductions previously taken by Imperial Parking. The Trust has reserved certain amounts for expenses related to this matter. These amounts are included in contingency reserve.

Legal Proceedings and Contingency Reserve

        The Trust has accrued, as its best estimate, $1,300,000 for financial reporting purposes related to the foregoing loss contingencies and litigation matters, although there can be no assurance as to the ultimate outcome of any litigation matter or the adequacy of the loss contingency accrual.

15.    Business Segments

        The Trust's and FUMI's business segments include ownership of an office building, loans and VenTek, a transit equipment and parking ticket equipment manufacturing company. In addition, prior to June 22, 2004 the Trust owned a shopping mall, the operations of which are classified as discontinued operations. Management evaluates property and VenTek performance based upon net operating income. With respect to property assets, net operating income is property rent less property operating expense, and real estate taxes. With respect to VenTek, net operating income is sales revenue less cost of goods sold. Corporate assets consist of cash and cash equivalents, real estate securities and investments in US Treasury Bills and Government National Mortgage Association Notes. The parking ticket equipment business was sold on August 1, 2003.

        As of September 30, 2004, VenTek had no backlog. Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek is not actively seeking new contracts. VenTek currently performs any requisite obligations under its remaining warranty bond guarantee. It is expected that upon completion of the warranty period, which is expected to be in the fourth quarter of 2004, the remaining assets of VenTek will be disposed of and operations will cease.

        All intercompany transactions between segments have been eliminated (see table of business segments).

	Three Months Ended September 30,		Nine Months Ended September 30,
Business Segments (in thousands)
	2004	2003	2004	2003
Rents, Sales and Interest on Loans
Office Building	$357	$380	$1,100	$1,183
VenTek	210	372	3,195	1,816
Loans	321	—	868	—

	888	752	5,163	2,999
Less—Operating Expenses and Costs of Goods Sold
Office Building	222	173	570	627
VenTek	282	788	2,376	2,754

	504	961	2,946	3,381
Less—Real Estate Taxes
Office Building	20	23	45	67

	20	23	45	67
Operating Income (Loss)
Office Building	115	184	485	489
VenTek	(72)	(416)	819	(938)
Loans	321	—	868	—

	364	(232)	2,172	(449)
Less—Depreciation and Amortization	109	139	312	376
Less—Interest Expense	3	314	17	862
Corporate Income (Expense)
Interest and Dividends	672	172	1,068	681
Insurance recoveries	1,244	—	1,244	—
Gain on the sale of securities	764	—	1,040	—
General and administrative	(831)	(762)	(2,990)	(5,281)

Income (Loss) from continuing operations	$2,101	$(1,275)	$2,205	$(6,287)

Capital Expenditures
Office Building	$1,022	$55	$1,830	$129
VenTek	—	16	—	18

	$1,022	$71	$1,830	$147

	Sept. 30, 2004	Dec. 31, 2003
Identifiable Assets
Shopping Center	$—	$57,550
Office Building	3,587	2,134
VenTek	17	1,110
Loans	5,645	—
Corporate	115,814	86,044

Total Assets	$125,063	$146,838

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        Statements contained herein may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein which are not statements of historical facts and that address activities, events or developments that First Union Real Estate Equity and Mortgage Investments (the "Trust") expects, believes or anticipates will or may occur in the future shall be deemed to be forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events, actual results and performance, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Factors that could cause actual results to differ materially from those in forward-looking statements include the terms of future property sales, investments and financings, general economic and business conditions and various other risk factors listed in the registration statement of the Trust filed with the Securities and Exchange Commission.

        This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in the report.

General

        The Trust is a real estate investment trust ("REIT") engaged in the business of owning real property and real estate related assets. As of September 30, 2004, the Trust held, in addition to its cash reserves, the following assets: (1) an office building located in Indianapolis, Indiana (Circle Tower); (2) a loan participation, referred to as the West 38th Street Loan, with a principal balance of $3.0 million at September 30, 2004; (3) a loan participation, referred to as the West Side Loan with a principal balance of $2.6 million at September 30, 2004, which is described below; (4) real estate securities available for sale; and (5) U.S. Treasury Bills and Government Nation Mortgage Association Notes. Further, the Trust has deposited with a qualified intermediary the sum of $33,500,000 to be used in connection with the purchase of real property that qualifies as a Section 1031 exchange (see "Portfolio Acquisition" below).

        As a result of the sale of the Park Plaza Mall property in June 2004 and the acquisition by the Trust of securities of other REIT's, the Trust has made an election to avail itself of the safe-harbor provided in Rule 3a-2 under the Investment Company Act of 1940 in order to avoid being classified as an investment company under the Investment Company Act of 1940.

        The average occupancy rate at Circle Tower for the nine months ended September 30, 2004 and September 30, 2003 was 89% and 88% respectively.

Investment Policy

        Rather than focus on a particular type of real estate asset or a specific geographic sector, the Trust's investments will be based, at least for the foreseeable future, on its assessment that a potential investment is significantly undervalued or presents an opportunity to outperform the marketplace. Additionally, the Trust will make investments in assets believed to be underperforming and in which it believes through an infusion of capital and improved management an appropriate return on investment can be realized. Consequently, with certain limitations, the Trust will seek to invest or acquire most types of real estate assets or securities. Moreover, except as limited by the restrictions placed on the Trust in order to meet its requirements to maintain REIT status, the Trust's investment decisions will not be materially affected by the nature of an investment or where that investment falls in an entity's capital structure. The Trust will acquire entities that own real estate, invest directly in the equity of a real estate asset exclusively or through a venture, acquire preferred equity, mezzanine debt or, if priced appropriately, the first mortgage debt of a real estate asset. In general, it is not expected that the Trust will invest in an entity in which the Trust does not own 100% of the equity unless the Trust controls, has the means to acquire control of, or the investment or has a mechanism in place to exit the investment for a price consistent with fair value. In order to fund future acquisitions, the Trust will utilize its cash reserves, obtain debt financing and/or sell additional equity.

        In view of the foregoing, the Trust's near-term investment strategy will be to identify and invest in discrete real estate investments consistent with the foregoing criteria. As appropriate investment opportunities arise, the Trust will aggressively pursue such opportunities. For the long-term, as investments mature in value to the point where the Trust is unlikely to achieve better than a market return on their then enhanced value, it is likely the Trust will exit the investment and seek to redeploy the capital to higher yielding opportunities.

        Investments and dispositions made by the Trust during the nine months ended September 30, 2004 included the following:

  NorthStar Loan

        On March 3, 2004, the Trust acquired from Bank of America, N.A. a loan receivable from NorthStar Partnership, L.P. ("NorthStar") in the principal amount of approximately $16.9 million (the "NorthStar Loan"). The NorthStar Loan was evidenced by a Credit Agreement, Promissory Note and collateral documents. The NorthStar Loan was secured by a first priority lien on all or a portion of NorthStar's interest in Morgans Hotel Group LLC, Emmes & Company LLC and Presidio Capital Investment Company, LLC as well as certain other assets of NorthStar. NorthStar prepaid the loan in its entirety on August 4, 2004. Due to the nature and amount of the NorthStar Loan, in order to comply with the rules applicable to REITs, portions of the NorthStar Loan were held by a wholly-owned subsidiary of the Trust that elected to be treated as a TRS. Accordingly, the portion of income allocated to the amount of the NorthStar Loan held by the taxable REIT subsidiary will be subject to corporate level tax. Federal and state income tax expense of $48,576 incurred in connection with the North Star loan has been included in general and administrative expenses.

  West Side Loan

        On May 19, 2004, the Trust purchased a 25% participation interest in a loan (the "West Side Loan") a loan secured by a first mortgage on a commercial property located in New York City's Chelsea area. The total outstanding principal balance of the loan is $10.7 million of which the Trust's share is $2.6 million. The purchase price for the participation interest was the face amount of the Trust's share of the loan. The loan bears interest at LIBOR plus 9.5% per annum and is scheduled to mature in April 2009. The interest rate was 11.3% as of September 30, 2004.

  West 38th Street Loan

        On August 4, 2004, the Trust acquired a 50% participation ("West 38th Street Loan") in a $20 million first mortgage loan secured by a property located at 63 West 38th Street, New York, New York. The loan bears interest at LIBOR plus 400 basis points (with a minimum rate of 5.42%), has a three year term and requires payments of interest only. The Trust indirectly obtained $7 million of financing in connection with this investment that bears interest at LIBOR plus 175 basis points and requires payments of interest only. The interest rate was 5.36% as of September 30, 2004.

  Atlantic Realty

        The Trust had previously acquired 267,000 shares in Atlantic Realty Trust ("Atlantic Realty") (NASD:ATLRS) representing 7.5% of the outstanding shares in Atlantic Realty. On January 12, 2004, the Trust contacted Atlantic Realty to discuss a possible business combination between Atlantic Realty and the Trust. The Trust made a proposal to Atlantic Realty which proposal was modified in April, 2004 and was ultimately rejected by Atlantic Realty in May, 2004 as Atlantic Realty elected to market its remaining property for sale. On May 19, 2004, Atlantic Realty paid a distribution of $3.25 per share to holders of record on May 10, 2004. Following the distribution, the Trust began selling its shares in Atlantic Realty and, effective August 3, 2004, the Trust had sold its entire interest in Atlantic Realty and realized a gain of $1.1 million.

  Sizeler Property Investors, Inc.

        Beginning in August 2004, the Trust began acquiring shares of common stock in Sizeler Property Investors, Inc. (NYSE:SIZ), a real estate investment trust that primarily is in the business of owning and operating income producing retail shopping centers and apartment communities in the southeastern United States. As of September 30, 2004, the Trust had acquired a total of 670,000 shares of common stock of Sizeler which represents 5.0% of all of the outstanding shares of common stock of Sizeler for an aggregate purchase price of $5.6 million. The shares are classified in the balance sheet as "Real estate securities available for sale." During October 2004, the Trust acquired an additional 118,200 shares of common stock of Sizeler, representing approximately 1.0% of the total outstanding shares of common stock. The aggregate purchase price of the additional shares was $1.1 million.

  Park Plaza Mall

        On June 22, 2004, the Trust sold its Park Plaza Mall property located in Little Rock, Arkansas for a gross sales price of $77.5 million to a subsidiary of CBL & Associates Properties, Inc. In connection with this transaction, the purchaser assumed the existing indebtedness encumbering the property of approximately $41.3 million. Accordingly, net proceeds to the Trust after giving effect to the loan assumption and closing costs were approximately $33.5 million. The Trust deposited the proceeds with a qualified intermediary, and it is expected that the proceeds will be utilized in connection with the portfolio acquisition in connection with a "like kind" exchange pursuant to Section 1031 of the Internal Revenue Code. There can be no assurance, however, that the purchase of the replacement properties identified will be consummated. In the event that the "like kind" exchange cannot be consummated, the estimated taxable gain from the sale of this property will be approximately $20.5 million.

  Portfolio Acquisition

        On September 16, 2004 the Trust entered into a contract to acquire up to 16 triple-net leased properties containing approximately 2.5 million gross square feet for a gross purchase price of approximately $91 million. The funds required for this acquisition will be provided from (i) approximately $31 million of existing debt on the properties which will be assumed, (ii) approximately $33.5 million from the proceeds of the Park Plaza Mall sale that are being held by a qualified intermediary which will enable the Trust to make a "like kind" exchange pursuant to Section 1031 of the Internal Revenue Code, and (iii) the balance from the Trust's cash reserves. It is expected that after the consummation of this transaction, the Trust will obtain additional financing in the amount of approximately $53 million which will be secured by the Trust's interest in the entities formed to acquire the properties.    This acquisition is expected to close in November 2004.

  Circle Tower

        Circle Tower, the Trusts' wholly owned operating property located in Indiana, completed the acquisition of a 100% interest in the land for an aggregate purchase price of $1.7 million effective October 2004. As a result, the Trust now holds a 100% interest in both the land and the improvements which comprise the Circle Tower property.

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

        Our primary sources of funds for liquidity consist of cash reserves, net cash provided by operating activities, payments received on the West 38thStreet Loan, the West Side Loan and the maturities of U.S. Treasury Bills and Government National Mortgage Association Notes. In the future we may raise additional funds through debt financing and/or equity offerings.

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

        The Trust had cash and cash equivalents of $1.5 million at September 30, 2004. In addition, at September 30, 2004, the Trust owned $68.5 million in face value of U.S. Treasury Bills and Government National Mortgage Association Notes and had restricted cash of $34.0 million. The Trust's investments in U.S. Treasury Bills ($58.8 million) mature in less than 90 days and are classified as available for sale. Additionally, the Trust's investments in Government National Mortgage Association Notes ($9.9 million) with an assumed weighted average life of less than three years and are classified as available for sale. The average annual yields on the U.S. Treasury Bills were 1.20% and 1.06% for the three months ended September 30, 2004 and 2003, respectively.

        The Trust's level of liquidity based upon cash and cash equivalents decreased by approximately $13.5 million for the nine months ended September 30, 2004. The decrease resulted from $13.3 million of cash used by investing activities, $1.7 million used in financing activities, which was partially offset by $1.5 million of cash provided by operating activities.

        Investing activities generated $33.6 million of proceeds from the sale of the Park Plaza property, net of loan assumption. In addition, during the nine months ended September 30, 2004 the Trust received repayment of loan advances of $16.1 million and proceeds from the sale of real estate securities of $9.4 million. These investing proceeds were offset by an increase in restricted cash of $31.2 million, which was due to the funds deposited with a qualified intermediary as required to implement a Section 1031 "like kind" exchange. In addition, the Trust used (i) $21.7 million to make loans to third parties, (ii) $17.4 million to purchase real estate securities, and (iii) $2.4 million for land acquisitions and building and tenant improvements.

        Cash used in financing activities included $1.5 million of cash dividends to holders of the Trust's Series A Cumulative Preferred Shares of Beneficial Interest ("Preferred Shares"), and $0.1 million of mortgage loan payments.

        The Trust declared a dividend of $0.5 million ($0.525 per share) on the Trust's Preferred Shares in the first, second and third quarters of 2004. The first quarter dividend was paid April 30, 2004 to beneficiaries of record at the close of business on March 31, 2004. The second quarter dividend was paid July 31, 2004 to beneficiaries of record at the close of business on June 30, 2004. The third quarter dividend was paid October 31, 2004 to beneficiaries of record at the close of business on September 30, 2004.

        In 1999, Newcourt Financial Ltd. ("Newcourt") brought a claim in Ontario, Canada against FUMI and Imperial Parking Limited, a then subsidiary of FUMI, alleging a breach of a contract between FUMI and Newcourt's predecessors-in-interest, Oracle Credit Corporation and Oracle Corporation Canada, Inc. The Trust's affiliate and Imperial Parking Limited brought a separate action in British Columbia, Canada against Newcourt, Oracle Credit Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's Board of Trustees and the Imperial Parking Limited's Board of Directors. On March 27, 2000, in connection with the spin-off of Imperial Parking Corp. of Canada ("Imperial Parking") (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust gave an indemnity to Imperial Parking Corporation in respect to damages arising from the outstanding actions. Numerous attempts to settle this matter have been unsuccessful. If Newcourt is successful on its claim, the Trust could be liable for interest on the original claim amount ($600,000) at a rate of 18% per annum, compounded monthly. The trial has been scheduled for January 2005. The Trust intends a vigorous defense against the claims and to pursue its separate claims with respect to this matter.

        Revenue Canada has commenced a tax audit of Imperial Parking. Imperial Parking has communicated to the Trust that it expects that Revenue Canada will disallow deductions previously taken by Imperial Parking. The Trust has reserved certain amounts for expenses related to this matter. These amounts are included in contingency reserve.

        The Trust has accrued, as its best estimate, $1,300,000 for financial reporting purposes related to the foregoing loss contingencies and litigation matters, although there can be no assurance as to the ultimate outcome of any litigation matter or the adequacy of the loss contingency accrual.

Results of Operations

Nine Months Ended September 30, 2004 vs. September 30, 2003

        Net income applicable to Common Shares for the nine months ended September 30, 2004 was $20.4 million as compared to a net loss of $6.4 million for the nine months ended September 30, 2003. The primary reason for the increased net income was the gain of $19.3 million on sale of the Park Plaza Mall property on June 22, 2004 and an increase in income from continuing operations of $8.5 million.

        Income from continuing operations for the nine months ended September 30, 2004 was $2.2 million as compared to a net loss of $6.3 million for the same period in 2003, which as discussed further below, was primarily due to a $3.7 million reduction in the Trust's expenses and an increase of $4.8 million in the Trust's revenues.

        VenTek had revenue of $3.2 million for the nine months ended September 30, 2004 compared to $1.8 million for the same period during 2003. VenTek's costs of goods sold for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003 were $2.4 million and $2.8 million, respectively. As of September 30, 2004, VenTek had no backlog. Backlog represents products or services that VenTek's customers have committed by contract to purchase. VenTek is not actively seeking new contracts. Ventek currently performs any requisite obligations under its remaining warranty bond guarantee. It is expected that upon completion of the warranty period, which is expected to be in the fourth quarter of 2004, the remaining assets of VenTek will be disposed of and operations will cease.

        Property operating income, which is rent less property operating expenses and real estate taxes, decreased from $489,000 for the nine months ended September 30, 2003 to $485,000 for the nine months ended September 30, 2004 reflecting operating results at Circle Tower. The decrease in property operating income consists of an $83,000 decrease in rental income, which was partially offset by a $57,000 decrease in property operating expenses and a $22,000 decrease in real estate tax expense.

        Interest and dividend income for the nine months ended September 30, 2004 increased to $1.9 million from $0.7 million for the same period in 2003 due to a $0.9 million increase in interest income received on loans receivable and, a $0.3 million increase in interest received on government securities.

        Insurance recoveries amounted to $1.2 million for the nine months ended September 30, 2004. The insurance proceeds were recoverable under the directors' and officer's policy for reimbursement of legal fees expended in connection with the Kimeldorf preferred shareholder litigation.

        Gain on the sale of securities available for sale increased by $1.0 million primarily due to the sale of Atlantic Realty Trust stock.

        General and administrative expenses decreased by $2.3 million to $3.0 million for the nine months ended September 30, 2004. During the first nine months of 2003 the largest components of the Trust's general and administrative expenses were legal fees relating to the Kimeldorf preferred shareholder litigation ($0.3 million), legal fees related to the Gotham Transaction ($2.9 million), other legal and accounting fees ($0.6 million), and directors and officers insurance ($0.5 million). The balance of the general and administrative costs ($1.0 million) for the first nine months of 2003 related to management fees, costs associated with shareholder relations and communications, trustee fees, and other administrative costs incurred in connection with the operation and management of the Trust. During the first nine months of 2004 the largest components of the Trust's general and administrative expenses were legal and accounting fees ($0.7 million), directors and officers insurance ($0.5 million), a termination fee paid to the Trust's former asset management provider, Radiant Partners LLC ($0.1 million), the asset management fee that is paid to FUR Advisors LLC ($1.1 million) which, as described further in the footnotes to the combined financial statements included in this report and is based upon a percentage of the Trust's Gross Asset Value (as defined in the Advisory Agreement). The balance of the general and administrative expenses ($0.5 million) was for costs associated with shareholder relations and communications, trustee fees, and other miscellaneous costs associated with the operations of the Trust.

        Interest expense declined from $0.9 million during the nine months ended September 30, 2003 to $0.002 million for the same period in 2004 due to the full satisfaction of the Trust's senior notes on October 1, 2003.

        Income from discontinued operations represents income attributable to the Park Plaza Mall, which was sold in June 2004. During the nine months ended September 30, 2003 income from the property was $1.4 million and during the nine months ended September 30, 2004, income derived from the property was $0.1 million.

Three Months Ended September 30, 2004 vs. September 30, 2003

        Net income applicable to Common Shares for the three months ended September 30, 2004 was $1.7 million as compared to a net loss of $1.2 million for the three months ended September 30, 2003. The primary reason for the increased net income was the $0.8 million of interest and dividend income earned during 2004, a $0.8 million gain on the sale of real estate securities, and $1.2 million increase in insurance recoveries.

        Income from continuing operations for the three months ended September 30, 2004 was $2.1 million as compared to a net loss of $1.3 million for the same period in 2003, which was due to an increase of $0.8 million in interest and dividend income, $0.8 million gain on the sale of real estate securities, and a $1.2 million increase in insurance recoveries.

        VenTek had revenue of $0.2 million for the three months ended September 30, 2004 compared to $0.4 million for the same period during 2003. VenTek's costs of goods sold for the three months ended September 30, 2004 was $0.3 million and for the three months ended September 30, 2003 was $0.8 million.

        Property operating income, which is rent less property operating expenses and real estate taxes, for the three months ended September 30, 2004 was $0.1 million compared to property operating income of $0.2 million for the three months ended September 30, 2003. The decrease in property operating income reflects a $0.05 million increase in property operating expenses related to the Circle Tower office building.

        Interest and dividend income for the three months ended September 30, 2004 increased to $1.0 million from $0.2 million for the same period in 2003 due to a $0.3 million increase in interest income received on loans receivable, a $0.5 increase in interest and dividend income received on government securities.

        Insurance recoveries amounted to $1.2 million for the nine months ended September 30, 2004. The insurance proceeds were recoverable under the directors' and officer's policy for reimbursement of legal fees expended in connection with the prior period Kimeldorf preferred shareholder litigation.

        General and administrative expenses remained constant at $0.8 million for the three months ended September 30, 2004 and September 30, 2003. During the three months ended September 30, 2003 the Trust's general and administrative expenses consisted of legal fees relating to the Kimeldorf preferred shareholder litigation ($0.1 million), other legal and accounting fees ($0.1 million), directors and officers insurance ($0.2 million) and ($0.4 million) related to management fees, costs associated with shareholder relations and communications, trustee fees, and other administrative costs incurred in connection with the operation and management of the Trust. During the three months ended September 30, 2004 the largest components of the Trust's general and administrative expenses were legal and accounting fees ($0.2 million), directors and officers insurance ($0.1 million), the asset management fee that is charged by FUR Advisors LLC ($0.4 million) which, as described further in the footnotes to the combined financial statements included in this report, is based upon a percentage of the Trust's Gross Asset Value (as defined in the Advisory Agreement). The balance of the general and administrative expenses ($0.1 million) was for costs associated with shareholder relations and communications, trustee fees, and other miscellaneous costs associated with the operations of the Trust.

        Interest expense declined from $0.3 million during the three months ended September 30, 2003 to $0.003 million for the same period in 2004 due to the full satisfaction of the senior notes on October 1, 2003.

        Income from discontinued operations represents income attributable to the Park Plaza Mall which was sold in June 2004. During the three months ended September 30, 2003 income from the property was $0.5 million and during the three months ended September 30, 2004, the loss derived from the sold property was $0.4 million due to the wrap up of property operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Interest Rate Risk

        The Trust's debt outstanding at September 30, 2004 has a fixed interest rate. The Trust's investments in U.S. Treasury Bills ($58.8 million) mature in less than 90 days. Additionally, the Trust has investments in Government National Mortgage Association Notes ($9.9 million). The Trust believes there would not be a material change in the fair values of these insured mortgage securities if we assumed that the discount rate used to determine the fair values increased by 100 basis points and 200 basis points as of September 30, 2004 since the underlying mortgages are generally prepayable and have an assumed weighted average life of less than three years.

        At September 30, 2004, the Trust has two loans receivable totaling $5,645,000 which have variable interest rates based upon the Libor rate. A 1% increase in the Libor rate would increase interest income by approximately $57,000, while a 1% decrease in the Libor rate would decrease interest income by approximately $38,000.

Item 4. CONTROLS AND PROCEDURES

        The registrant's principal executive and financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a—14(c)) and have determined that such disclosure controls and procedures are adequate to ensure that information required to be disclosed by the registrant in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. There have been no significant changes in the registrant's internal controls or in other factors that could significantly and adversely affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

PART II—OTHER INFORMATION

Item 6.    EXHIBITS.

  Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Union Real Estate Equity and Mortgage Investments
Date: November 12, 2004	By:	/s/ MICHAEL L. ASHNER Michael L. Ashner Chief Executive Officer
Date: November 12, 2004	By:	/s/ THOMAS C. STAPLES Thomas C. Staples Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Page Number
(2)(a)
	Agreement and Plan of Merger and Contribution by and among First Union Real Estate Equity and Mortgage Investments, that certain Ohio Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee, First Union Management, Inc., GGC Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf Partners, L.P., Florida Golf Associates, L.P., Florida Golf Properties, Inc., and Gotham Golf Corp.	(a	)
2(a)(1)
	Amendment No. 1 dated as of April 30, 2002 to the Agreement and Plan of Merger and Contribution by and among First Union Real Estate Equity and Mortgage Investments, that certain Ohio Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee, First Union Management, Inc., GGC Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf Partners, L.P., Florida Golf Associates, L.P., Florida Golf Properties, Inc., and Gotham Golf Corp.	(b	)
2(a)(2)
	Amendment and Restatement dated as of October 30, 2002 of Amendment No. 2 dated as of September 27, 2002 to the Agreement and Plan of Merger and Contribution by and among First Union Real Estate Equity and Mortgage Investments, that certain Ohio Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee, First Union Management, Inc., GGC Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf Partners, L.P., Florida Golf Associates, L.P., Florida Golf Properties, Inc., and Gotham Golf Corp.	(c	)
2(a)(3)
	Amendment No. 3 dated as of October 24, 2002 to the Agreement and Plan of Merger and Contribution by and among First Union Real Estate Equity and Mortgage Investments, that certain Ohio Trust, declared as of October 1, 1996, by Adolph Posnick, Trustee, First Union Management, Inc., GGC Merger Sub, Inc., Gotham Partners, L.P., Gotham Golf Partners, L.P., Florida Golf Associates, L.P., Florida Golf Properties, Inc., and Gotham Golf Corp.	(d	)
3(a)	By-laws of Trust as amended	(e	)
3(b)	Certificate of Amendment to Amended and Restated Declaration of Trust as of March 6, 2001	(f	)
3(c)	Amendments to Amended and Restated Declaration of Trust dated April 15, 2004	(k	)
4(a)	Form of certificate for Shares of Beneficial Interest	(g	)
4(e)	Certificate of Designations relating to Trust's Series A Cumulative Redeemable Preferred Shares of Beneficial Interest	(h	)
4(f)	Warrant to purchase 500,000 shares of Beneficial Interest of Trust	(e	)
10(a)	1999 Trustee Share Option Plan	(i	)
10(b)	1999 Long Term Incentive Performance Plan	(i	)
10(c)
	Registration Rights Agreement as of November 1, 1999 by and among First Union Equity and Mortgage Investments and Gotham Partners, L.P., Gotham Partners III, L.P., and Gotham Partners International, Ltd.	(j	)

10(d)	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002	(l	)
10(e)
	Stock Purchase Agreement between First Union Real Estate Equity and Mortgage Investments and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase Agreement"), including Annex A thereto, being the list of Conditions to the Offer.	(m	)
10(f)
	Guaranty of Michael L. Ashner, Guarantor, dated November 26, 2003, in favor of First Union Real Estate Equity and Mortgage Investments, Guarantee, in the form provided as Annex F to the Stock Purchase Agreement.	(m	)
10(g)	Advisory Agreement between First Union Real Estate Equity and Mortgage Investments and FUR Advisors, LLC.	(m	)
10(h)	Exclusivity Services Agreement between First Union Real Estate Equity and Mortgage Investments and Michael L. Ashner.	(m	)
10(i)	Covenant Agreement between First Union Real Estate Equity and Mortgage Investments and FUR Investors, LLC.	(m	)
16	Letter from KPMG	(n	)
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

  (h)
  Incorporated by reference to the Trust's Form 8-K dated October 24, 1996

  (i)
  Incorporated by reference to the Trust's 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting

  (j)
  Incorporated by reference to the Trust's 1999 Form 10-K

  (k)
  Incorporated by reference to the Trust's March 31, 2004 Form 10-Q

  (l)
  Incorporated by reference to the Trust's 2002 Form 10-K

  (m)
  Incorporated by reference to the Trust's Form 8-K dated November 26, 2003

  (n)
  Incorporated by reference to the Trust's Form 8-K dated March 2, 2004.

QuickLinks

FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS FORM 10-Q—SEPTEMBER 30, 2004
INDEX
FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS FORM 10-Q—SEPTEMBER 30, 2004 COMBINED BALANCE SHEETS
FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS FORM 10-Q—SEPTEMBER 30, 2004 COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (Unaudited)
FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS FORM 10-Q—SEPTEMBER 30, 2004 COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS FORM 10-Q—SEPTEMBER 30, 2004 NOTES TO COMBINED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 6. EXHIBITS.
SIGNATURES
EXHIBIT INDEX