Form 10-K
period 2004-12-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2005-03-31
CIK 37008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                   For the fiscal year ended December 31, 2004
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
           For the transition period from____________ to ____________.

                         Commission File Number: 1-6249

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS (Exact name of registrant as specified in its charter)

              Ohio                                      34-6513657
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 7 Bulfinch Place - Suite 500
           Boston, MA                                      02114
-------------------------------            ------------------------------------
(Address of principal executive                          (Zip Code)
           offices)

                                  617-570-4614
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                Name of Exchange on Which Registered

Common Shares of Beneficial Interest,               New York Stock Exchange
          $1.00 par value

Series A Cumulative Redeemable Preferred            New York Stock Exchange
 Shares of Beneficial Interest, $25.00
             par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes |_| No |X|

As of March 1, 2005, there were 32,058,913 common shares of beneficial interest outstanding

At June 30, 2004, the aggregate market value of the common shares of beneficial interest held by non-affiliates was $65,798,509.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2005 Annual Meeting of Beneficiaries, are incorporated by reference into Part III of this Annual Report on Form 10-K.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                    CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                        GENERAL INSTRUCTIONS TO FORM 10-K

Item of Form 10-K                                                           Page

                                     PART I
1.    Business                                                                 4
2.    Properties                                                              21
3.    Legal Proceedings                                                       25
4.    Submission of Matters to a Vote of Security Holders                     25

                                     PART II

5.    Market for Trust's Common Equity and Related Stockholder Matters        26
6.    Selected Financial Data                                                 27
7.    Management's Discussion and Analysis of Financial Condition             29
        and Results of Operations
7A.   Quantitative and Qualitative Disclosures Regarding Market Risk          37
8.    Financial Statements                                                    38
9.    Changes in and Disagreements with Accountants on                        63
        Accounting and Financial Disclosure
9A.   Controls and Procedures                                                 63
9B.   Other Information                                                       63

                                    PART III

10.   Directors and Executive Officers of the Trust                           64
11.   Executive Compensation                                                  64
12.   Security Ownership of Certain Beneficial Owners and Management          64
13.   Certain Relationships and Related Transactions                          64
14.   Principal Accountant Fees and Services                                  64

                                     PART IV

15.   Exhibits and Financial Statement Schedules                              65
      (a) Financial Statements and Financial Statement Schedules
      (b) Exhibits

      Signatures                                                              68
      Schedule III - - Real Estate and Accumulated Depreciation               69
      Exhibit Index                                                           72

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

      o     the declaration or payment of distributions by us;

      o     the ownership, management and operation of properties;

      o potential acquisitions or dispositions of our properties, assets or other businesses;

      o our policies regarding investments, acquisitions, dispositions, financings and other matters;

      o our qualification as a REIT under the Code and the "grandfathering" rules under Section 269B of the Code;

      o     the real estate industry and real estate markets in general;

      o     the availability of debt and equity financing;

      o     interest rates;

      o     general economic conditions;

      o     supply and customer demand;

      o     trends affecting us or our assets;

      o the effect of acquisitions or dispositions on capitalization and financial flexibility;

      o the anticipated performance of our assets and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing; and

      o our ability, and that of our or assets and acquired properties and businesses to grow.

Holders of Beneficial Interest in Common Shares are cautioned that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this report and any amendment hereof, including, without limitation, the information set forth in "Risk Factors" below or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

                                     PART I

Item 1. Business.

First Union Real Estate Equity and Mortgage Investments (the "Trust") is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended from time to time through April 2004 (the "Declaration of Trust"), which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments. At December 31, 2004, the Trust qualified as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Effective January 1, 2005, the Trust conducts its business through First Union REIT L.P., a Delaware limited partnership (the "Operating Partnership"). The Trust is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interests in the Operating Partnership. See "Establishment of the Operating Partnership". In 1971, to encourage efficient operation and management of its property, and after receiving a ruling from the Internal Revenue Service with respect to the proposed form of organization and operation, the Trust, caused a company to be organized pursuant to the laws of the State of Delaware under the name First Union Management, Inc. ("FUMI"). For financial reporting purposes, the financial statements of FUMI are combined with those of the Trust.

All references to "We," "Us," and "Company" refer to the Trust, FUMI and their combined subsidiaries, including the Operating Partnership.

On July 22, 1998, tax legislation was enacted limiting the "grandfathering rules" applicable to stapled REITS such as the Trust (the "Stapled REIT Legislation"). As a result, the income and activities of FUMI with respect to any real property interests acquired by the Trust and FUMI after March 26, 1998, for which there was no binding written agreement, public announcement or filing with the Securities and Exchange Commission on or before March 26, 1998, are attributed to the Trust for purposes of determining whether the Trust qualifies as a REIT under the Code.

At December 31, 2003, we had reduced our holdings to two real properties (one of which was sold in 2004) and our interest in VenTek International, Inc. ("VenTek"), which ceased operations in 2004. Since a change in our management effective January 1, 2004 (see "FUR Investors Transaction" below), we seek to acquire additional real estate assets. In general, rather than focus on a particular type of real estate related asset or a specific geographic sector, we seek to invest in undervalued assets or investments that we believe present an opportunity to outperform the marketplace, either through time or through an infusion of capital and improved management. Consequently, with certain limitations, we will seek to invest or acquire most types of real estate assets or securities including direct ownership in real property and entities that own real property, loans secured by real property or entities that own real property and debt and equity securities of other REITs. In addition, as investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities.

During 2004, we disposed of one asset, our Park Plaza Mall property, ceased operations of our VenTek business, and acquired a number of additional assets. As of December 31, 2004, in addition to our cash reserves and government securities we owned (i) an office building located in Indianapolis, Indiana commonly referred to as Circle Tower, (ii) 16 triple-net lease properties (see "Portfolio Acquisition" below), (iii) a 1% general partner interest in 5400 Westheimer Holding L.P. ("5400 Westheimer"), a limited partnership that indirectly owns an office building in Houston, Texas, (iv) a $7,533,000 loan receivable due from 5400 Westheimer, which loan and accrued interest was subsequently satisfied on January 5, 2005 by the payment of $7,040,000 in cash and the transfer to the Company of an additional 7% limited partnership interest in 5400 Westheimer, (v) a 50% participation in a first mortgage loan secured by a property located at 63 West 38th Street, New York, New York, which was subsequently satisfied on January 18, 2005, (vi) a 25% participation interest in a loan secured by a first mortgage on a commercial property located in New York City's Chelsea area, (vii) a first mortgage loan secured by a Wingate Hotel and the land on which it is situate located in Clearwater Florida, (viii) 8.46% of the outstanding shares of common stock of Sizeler Property Investors, Inc. (NYSE:SIZ), and (ix) equity interests in various public and private REITs. In addition, during 2004, we acquired and disposed of an interest in Atlantic Realty Trust and acquired a loan receivable due from NorthStar Partnership, L.P. which was satisfied in August 2004.

As of December 31, 2004, FUMI's only remaining asset was a profit participation in Ventek Transit Inc., the entity that acquired the assets of FUMI's subsidiary VenTek. See "Sale of VenTek" below. VenTek was in the business of manufacturing, installing and providing maintenance of transit ticket vending equipment.

Establishment of the Operating Partnership

During 2004 it was determined that the establishment of an UPREIT ("Umbrella Partnership Real Estate Investment Trust") structure could further enhance our ability to consummate transactions. An UPREIT structure provides for the establishment of a limited partnership, commonly referred to as the operating partnership, that is primarily owned by the REIT and which holds the REIT's assets. The establishment of an operating partnership gives us flexibility when purchasing real property to pay the purchase price for it in the form of operating partnership interests, if so elected by the seller, thereby enabling the seller to defer taxable gain on the sale until such time as the interests in the operating partnership are liquidated.

Accordingly, effective January 1, 2005, the Trust transferred substantially all of its assets to the Operating Partnership in exchange for a 99.8% ownership interest in the common units of the Operating Partnership and a 100% ownership interest in the preferred units of the Operating Partnership. The remaining 0.2% of the common units are held by FT-TRS Loan Corp., a wholly-owned subsidiary of the Trust. As a result, the Trust holds a 100% interest in the Operating Partnership. The transfer of the assets to the Operating Partnership will not have any effect on the operations or cash flow of the Trust.

Gotham Transaction

On February 13, 2002, the Trust entered into a definitive Agreement and Plan of Merger and Contribution, pursuant to which the Trust agreed to merge with and into Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P. ("Gotham Partners"), at that time the beneficial owner of 16.8% of the Trust's outstanding common shares of beneficial interest (the "Common Shares"). The proposed transaction was subject to several conditions, including the approval of the Trust's common shareholders and the obtaining of certain third party consents. The Trust's common shareholders approved the proposed transaction by the requisite majority vote at a November 27, 2002 meeting of shareholders. However, litigation was brought with respect to the proposed transaction, resulting in the granting of an injunction preventing the proposed transaction from going forward. On June 25, 2003, the Trust entered into a Settlement, Termination and Standstill Agreement (the "Agreement") with, among others, Gotham Partners. The Agreement provided for the termination of the merger agreement regarding the merger of the Trust with Gotham Golf, the purchase by the Trust of 5,841,233 Common Shares owned by Gotham Partners and its affiliates for approximately $11,098,000 and a termination payment to Gotham Partners of $2,400,000. The Agreement also provided that neither Gotham Partners nor any affiliate will enter into or agree to enter into any form of business combination, acquisition or other transaction involving the Trust or any majority-owned affiliate for a period of five years from the date of the Agreement. The termination payment was recognized as a general and administrative expense during the year ended December 31, 2003.

FUR Investors Transaction

On November 26, 2003, the Trust entered into a Stock Purchase Agreement with FUR Investors, LLC, an entity controlled by and partially owned by the current executive officers of the Trust. On December 31, 2003, FUR Investors LLC acquired 5,000,000 Common Shares pursuant to a tender offer at a price of $2.30 per share and purchased pursuant to the terms of the Stock Purchase Agreement an additional 5,000,000 newly issued Common Shares pursuant to the terms of the Stock Purchase Agreement for a price of $2.60 per share. As a result of these purchases, FUR Investors LLC acquired a total of 10,000,000 of the outstanding Common Shares representing 32.2% of the then total outstanding Common Shares.

Pursuant to the Stock Purchase Agreement, (i) Michael L. Ashner was appointed the Chief Executive Officer of the Trust, (ii) the Trust entered into the Advisory Agreement with FUR Advisors, LLC ("FUR Advisors"), (iii) Mr. Ashner entered into an exclusivity agreement with the Company, and (iv) FUR Investors, LLC entered into a covenants agreement pursuant to which it agreed not to take certain action which, among other things, would adversely impact the Trust's status as a REIT or its listing on the New York Stock Exchange. In addition, Daniel J. Altobello and Jeffrey Citrin resigned as members of the Board of Trustees, and three new trustees were appointed to the Board of Trustees.

In January 2004, the Board of Trustees approved a waiver to the ownership limitations set forth in the Trust's bylaws to permit Michael L. Ashner, the Chief Executive Officer of the Trust, to acquire up to 30,000 shares of the Trust's Preferred Shares so long as the acquisition thereof (i) is not otherwise in violation of the ownership limitations set forth in the Trust's bylaws whose purpose is to protect REIT status of the Trust and (ii) does not reduce the existing viability of the net operating loss benefits available to the Trust.

Sale of Park Plaza Mall

On June 22, 2004, we sold our Park Plaza Mall property located in Little Rock, Arkansas for a gross sales price of $77,500,000 to a subsidiary of CBL & Associates Properties, Inc., an unaffiliated third party. In connection with this transaction, the purchaser assumed the existing indebtedness encumbering the property of approximately $41,313,000. Accordingly, net proceeds received by us after giving effect to the loan assumption and closing costs were approximately $33,480,000. The proceeds were deposited with a qualified intermediary, and these proceeds were used for the portfolio acquisition (as described below) in connection with a "like kind" exchange pursuant to Section 1031 of the Code.

Disposition of VenTek

On December 1, 2004, VenTek ceased all of its operations and transferred its remaining assets to VenTek Transit Inc. ("Transit"), an entity owned by VenTek's executive employees. Under the agreement, Transit agreed to make a nominal payment to VenTek and is obligated to pay to VenTek a royalty equal to 5% of its annual gross revenues for each of the next five years. It is not expected that such payments will be material to the Trust's operations.

Atlantic Realty Trust

During 2004, we acquired 267,000 shares in Atlantic Realty Trust ("Atlantic Realty") (NASD:ATLRS) representing 7.5% of the outstanding shares in Atlantic Realty. On January 12, 2004, we contacted Atlantic Realty to discuss a possible business combination with Atlantic Realty. Our proposal was ultimately rejected by Atlantic Realty in May 2004 as Atlantic Realty elected to market its remaining property for sale. On May 19, 2004, Atlantic Realty paid a dividend of $3.25 per share to holders of record on May 10, 2004. Following the distribution, we began selling our shares in Atlantic Realty and, effective August 3, 2004, we had sold our entire interest in Atlantic Realty and realized a total gain of $1,089,000.

NorthStar Loan

On March 3, 2004, we acquired from Bank of America, N.A. a loan receivable from NorthStar Partnership, L.P. ("NorthStar") in the principal amount of approximately $16,944,000 (the "NorthStar Loan"). The NorthStar Loan was evidenced by a Credit Agreement, Promissory Note and collateral documents. The NorthStar Loan was secured by a first priority lien on all or a portion of NorthStar's interest in Morgans Hotel Group LLC, Emmes & Company LLC and Presidio Capital Investment Company, LLC as well as certain other assets of NorthStar. NorthStar prepaid the loan in its entirety on August 4, 2004. Due to the nature and amount of the NorthStar Loan, in order to comply with the rules applicable to REITs, portions of the NorthStar Loan were held by FT-TRS Loan LLC, our taxable REIT subsidiary. Accordingly, we incurred a federal and state income tax expense of $49,000 during 2004 in connection with this asset. Total cash received on this loan was $17,814,000 for a yield of 21%.

Portfolio Acquisition

On November 18, 2004, FT-Fin Acquisition LLC ("FT-Fin"), a Delaware limited liability company wholly-owned by us, acquired from Finova Capital Corporation, an unaffiliated third party, 16 triple-net leased properties containing approximately 2,500,000 gross square feet. The aggregate purchase price for the properties was approximately $92,076,000 including closing adjustments and inclusive of the assumption of approximately $32,401,000 of existing first mortgage debt and accrued interest payable on certain of the properties. Additionally, FT-Fin acquired $1,674,000 of rent receivables and incurred

$711,000 of debt costs. This acquisition was funded from the proceeds of a $27,000,000 loan as well as $33,480,000 in net proceeds realized from the sale of the Park Plaza property in June 2004 which were being held by a qualified intermediary to enable the Trust to acquire the properties in a tax free exchange pursuant to Section 1031 of the Code and cash on hand of $1,580,000. The Trust has allocated the purchase price to real estate and lease intangibles. See "Item 2. Properties-Net Lease Properties" below for additional information relating to the properties acquired and the loan obtained.

Circle Tower

During 2004, we completed the acquisition of a 100% interest in the land underlying our Circle Tower property located in Indianapolis, Indiana for an aggregate purchase price of $1,493,000. Accordingly, we now hold a 100% interest in the land, which was partially owned by third parties and ground leased to us, and the improvements that comprise the Circle Tower property.

Company Assets

Real Estate Assets

See "Item 2. Properties" below.

5400 Westheimer Holding L.P.

On November 22, 2004, we acquired a 1% general partner interest, and a third party (the "Limited Partner") acquired a 99% limited partnership interest, in 5400 Westheimer Holding L.P. ("5400 Westheimer"). 5400 Westheimer, in turn, acquired an indirect 100% ownership interest in an entity that holds title to real property located at 5400 Westheimer Court, Houston, Texas (the "Houston Property"). In order to facilitate this acquisition, we made a $7,533,000 loan (the "5400 Loan") to 5400 Westheimer. The 5400 Loan bore interest at 8% per annum.

Following the acquisition of the Houston Property, 5400 Westheimer made an offering to the partners of the Limited Partner that enabled them to have their interest in the Limited Partner redeemed in exchange for a distribution of an equivalent interest in 5400 Westheimer and a $321,000 capital contribution to 5400 Westheimer. In connection with the offering, we offered to lend to each participating partner an amount equal to 2/3 of the total capital contribution required by such partner ($214,000 per investment unit.)

The offering was consummated on January 3, 2005 at which time the 5400 Loan, including accrued interest, was fully satisfied by the payment of $7,040,000 and the delivery to us of an additional 7% limited partner interest in 5400 Westheimer, thereby resulting in us holding an aggregate 8% interest in 5400 Westheimer. In addition, partners who participated in the offering and who acquired an aggregate of 25% interest in 5400 Westheimer elected to obtain loans from us to satisfy their capital contribution, which loans aggregated $1,338,000 and which are secured by the 25% interest held by such limited partners in 5400 Westheimer. The loans bear interest at 12% per annum and require quarterly payments of interest only. Aggregate principal payments of $669,000 are required to be made on each January 5, 2006 and January 5, 2007, the maturity date. If all of the loans were to default, we would acquire an additional 25% interest in the Houston Property.

The Houston Property is a nine-story office building containing 614,000 square feet of net rentable space with a contiguous six level parking structure containing 1,401 parking spaces, all of which situated on approximately 6.431 acres of land. The Houston Property is leased on a triple-net basis to an affiliate of Duke Capital LLC pursuant to a lease (the "Houston Lease") that is scheduled to expire in 2018 subject to early termination in 2016 and serves as a corporate office for Duke Capital LLC. The Houston Property is encumbered by a first mortgage loan that consists of three promissory notes, Class A-1, A-2, and A-3, with an original aggregate principal balance of $78,857,000 and an outstanding principal balance at December 31, 2004 of $76,343,000. The Class A-1 note bears interest at 5.22%, had a principal balance of $25,000,000, requires payments of interest only and matures on April 1, 2016. The Class A-2 note bears interest at 6%, had a principal balance of $8,800,000, requires payments of interest only and matures on April 1, 2016. The Class A-3 note bears interest at 7.5%, had a principal balance on November 1, 2004 of $42,834,000, requires monthly payments approximately equal to the difference between the monthly payment required under the Houston Lease and the payments required on the Class A-1 and Class A-2 notes and matures on April 1, 2016 at which time it will be fully amortized. The debt service payments required on the notes are satisfied from the payments made by the tenant under the Houston Lease.

     The following table sets forth the principal terms of the three notes:

                                    Class A-1            Class A-2           Class A-3              Total
Principal Balance 12/31/04         $25,000,000           $8,800,000        $42,543,000          $76,343,000
Interest Rate                            5.22%                6.00%              7.50%                  n/a
Monthly Payments                      $108,750              $44,000                (1)                  (2)
Maturity Date                           4/1/16               4/1/16             4/1/16                  n/a
Balance at Maturity                $25,000,000           $8,800,000                  0          $33,800,000

(1) Approximately equal to the difference between the monthly payment required under the Houston Lease and the payments required on the Class A-1 and Class A-2 Notes.
(2)   Approximately equal to the monthly payments required under the Houston
      Lease.

After satisfying debt service payments and other expenses, it is expected that the lease payments due under the Houston Lease will not generate any net cash flow to 5400 Westheimer.

West Side Loan

On May 19, 2004, we purchased a 25% interest in a loan secured by a first mortgage on a commercial property located in New York City's Chelsea area (the "West Side Loan"). The total original outstanding principal balance of the loan is $10,708,000 of which our share was $2,677,000. The purchase price for the participation interest was the face amount of our share of the loan. The loan bears interest at LIBOR plus 9.5% per annum and is scheduled to mature in April 2009. The principal balance outstanding on the loan and interest rate as of December 31, 2004 were $2,532,000 and 11.8125%, respectively. In November 2004, the borrower under the West Side Loan failed to make its scheduled debt service payment. As a result of this default, a forbearance agreement was entered into with the borrower that provided, in part, that the lender would agree to forbear from exercising its remedies so long as the borrower makes interest only payments along with specified payments to reserve accounts through June 30, 2005 and satisfies the loan by June 30, 2005.

West 38th Street Loan

On August 4, 2004, we acquired a 50% interest in a $20,000,000 first mortgage loan secured by a property located at 63 West 38th Street, New York, New York (the "West 38th Street Loan"). The loan bears interest at LIBOR plus 400 basis points (with a minimum rate of 5.42%), has a three year term and requires payments of interest only. We indirectly obtained $7,000,000 of financing in connection with this investment that bears interest at LIBOR plus 175 basis points and requires payments of interest only. The principal balance outstanding on the loan and interest rate as of December 31, 2004 were $3,000,000 and 6.28% respectively. This loan was repaid in full on January 18, 2005. Total cash receipts were $3,165,000, resulting in a yield of 12%.

Clearwater Loan

On November 23, 2004, we acquired a first mortgage loan secured by a Wingate Hotel and the land on which it is situated located in Clearwater, Florida. The principal amount of the loan at closing was $2,785,000. The loan bears interest at 10% per annum, requires monthly payments of $27,179 and is scheduled to mature on February 15, 2007 at which time the remaining amount due on the loan is scheduled to be $2,689,000. The outstanding principal balance due on the loan at December 31, 2004 was $2,782,000.

Sizeler Property Investors, Inc.

Beginning in August 2004, we began acquiring shares of common stock in Sizeler Property Investors, Inc. ("Sizeler") (NYSE:SIZ), a real estate investment trust that primarily is in the business of owning and operating income producing retail shopping centers and apartment communities in the southeastern United States. As of March 1, 2005, we had acquired a total of 1,310,300 shares of common stock of Sizeler which represents approximately 9.9% of all of the outstanding shares of common stock of Sizeler for an aggregate purchase price of approximately $12,173,000. On December 21, 2004, we sent a letter to Sizeler advising Sizeler of our intention to nominate a slate of three directors, consisting of Michael L. Ashner, Peter Braverman and Steven Zalkind, for election at Sizeler's 2005 annual meeting of stockholders. On January 19, 2005, we filed with the Securities and Exchange Commission a preliminary proxy statement in connection with our intention to nominate a slate of directors at Sizeler's 2005 annual meeting of stockholders.

Subsequent Events

Chicago Office Properties

On March 16, 2005, we entered into an agreement with Laurence Weiner and Gerald Nudo, two unaffiliated private individuals, which agreement amended and restated in its entirety a prior agreement entered into on February 15, 2005. As amended, the agreement provides as follows: (i) we will make secured mezzanine loans with respect to 23 properties in an amount equal to 49% of the equity in the properties, with an option to make an additional advance increasing its funding to 60% of the equity of the properties; (ii) we will make secured mezzanine loans with respect to three properties in an amount equal to 60% of the equity in the properties; (iii) we will have an option to make secured mezzanine loans with respect to five properties in an amount equal to 49% of the equity in the properties, with an option to make an additional advance increasing its funding to 60% of the equity of the properties; and (iv) we will acquire a participating equity interest in each property owner which will entitle us to share in certain distributions from capital proceeds in excess of its current return. The loans will bear interest at 7.65%, require monthly payments of interest only and have a seven year maturity. The loans may be converted into an equity interest in the applicable borrower after one year at our request or three years at the option of the borrower.

Substantially all of the properties are located in the Chicago, Illinois metropolitan and suburban area. Exclusive of the five option properties, the properties have an estimated aggregate value of $350,000,000, inclusive of debt. The aggregate principal amount of the loans to be made by us is expected to be approximately $80,000,000 which is expected to be provided from reserves. The transaction is subject to our satisfactory completion of our due diligence review and customary closing conditions. If consummated, it is expected that the transaction will close during the second quarter of 2005. There can be no assurance that this transaction will be consummated or, if consummated, on the terms presently negotiated.

In addition, the agreement provides for certain obligations on our part as well as Messrs. Weiner and Nudo to make additional loans to the properties with respect to costs expected to be incurred at the properties.

Common Share Issuance

On February 17, 2005, we sold to Kimco Realty Corporation 1,000,000 of our Common Shares for an aggregate purchase price of $4,000,000. The sale of the shares was made in a private transaction under Regulation D of the Securities Act of 1933, as amended. We incurred no underwriting costs in connection with this sale.

Series B-1 Preferred Share Issuance

On February 28, 2005, we sold to a number of institutional investors through a private offering 3,640,000 shares of ours newly designated B-1 Cumulative Convertible Redeemable Preferred Shares (the "Series B-1 Shares") for $91,000,000. We incurred a total of $4,800,000 of underwriting and placement agent fees to unaffiliated third parties in connection with this issuance. The Series B-1 Shares will be entitled to cumulative dividends at a minimum rate of 6.5% and will be convertible into common stock at a conversion price of $4.50, subject to anti-dilution adjustments. If fully converted, the Series B-1 Shares would represent approximately 38.7% of the outstanding Common Shares. In addition, the holders of the Series B-1 Shares have the right to elect one member to our Board of Trustees. In this regard, upon the sale of the Series B-1 Shares, the size of the Board was increased to seven and Mr. Steven Mandis was appointed as a Trustee.

The Series B-1 Shares were sold to seven institutional investors including Fairholme Ventures II LLC, a company in which Fairholme Capital Management, L.L.C. is the managing member, entitled to receive management and incentive fees holds a 7.85% interest. Bruce Berkowitz, one of our Trustee's, is the managing member of, and with his family the owner of, Fairholme Capital Management, L.L.C. In addition, Mr. Berkowitz and his family directly own 1.64% of the interests of Fairholme Ventures II, LLC. Neither Mr. Berkowitz nor Fairholme Ventures II LLC participated in any of the negotiations with respect to the Series B-1 Share issuance nor did he vote as a Trustee in connection with the authorization of the Series B-1 Shares.

Winn-Dixie Bankruptcy

On February 22, 2005, Winn-Dixie Stores, Inc., the tenant at our Jacksonville, Florida property, filed for protection under Chapter 11 of the United States Bankruptcy Code. We have not received notification as to whether Winn-Dixie will assume or reject our lease. If it elects to reject our lease, the lease will be terminated and we will become responsible for all costs associated with the property. If the lease is rejected, we will seek to re-tenant or sell the property. Until such time as Winn-Dixie makes its election, all rents (annually, approximately $1,500,000) and other payments due under the lease from and after the date of Winn-Dixie's bankruptcy filing are required to be paid.

Circle Tower Loan

On March 17, 2005, we obtained a $4,600,000 loan from Nomura Credit & Capital, Inc., an unaffiliated third party lender, whichis secured by our Indianapolis, Indiana property. The loan bears interest at 5.82%, requires monthly payments of principal and interest of $54,000 and is schedule to mature on April 11, 2015, at which time the outstanding principal balance is expected to be approximately $3,831,000. We received net proceeds from this loan, after satisfying closing costs, of approximately $4,387,000.

Purchase Contract for Amherst, New York Property

On March 21, 2005, we entered into an agreement to acquire two office building properties in Amherst, New York with an aggregate square footage of 200,000. The properties are net leased to and serve as the East Coast Headquarters of Ingram Micro, Inc. The contract purchase price for the properties is approximately $22 million. The acquisition is subject to our due diligence review. If consummated, it is expected that the transaction will close during the second quarter of 2005.

Employees

As of December 31, 2004, we had no employees. During 2004, our affairs were administered by FUR Advisors pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") dated December 31, 2003 between the Trust and FUR Advisors which agreement was negotiated and approved by the Board of Trustees of the Trust prior to the acquisition by FUR Investors of its interest in the Trust. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing, or arranging for the provision of, asset management services to the Company and coordinating with the Trust's shareholder transfer agent and property managers. Pursuant to the terms of the Advisory Agreement, for providing these services, FUR Advisors is entitled to the following fees:
(i) an asset management fee of 1% of our gross asset value up to $100 million, ..75% of our gross asset value between $100 million and $250 million, .625% of our gross asset value between $250 million and $500 million and .50% of our gross asset value in excess of $500 million; (ii) property and construction management fees at commercially reasonable rates as determined by a majority of independent Trustees of the Board; (iii) loan servicing fees not exceeding commercially reasonable rates (approved by a majority of the independent Trustees) for providing administrative and clerical services with respect to loans made by us to third parties; and (iv) an incentive fee equal to 20% of all distributions to holders of Common Shares after December 31, 2003 in excess of
(x) $71.3 million, increased by the net issuance price of all shares issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. In addition, FUR Advisors is entitled to be reimbursed for up to $100,000 per annum for the costs associated with the employment of one or more asset managers. During the fourth quarter 2004, in light of the net-lease nature of the portfolio acquired from Finova Capital Corporation, FUR Advisors proposed to the Board of Trustees that the asset management fee be reduced for the portion of the net lease portfolio that was subject to leverage to .25% of the gross asset value. The Board of Trustees agreed to the reduction, resulting in a savings to the Company during the fourth quarter of 2004 of $185,000.

The Trust paid fees of $209,000, $521,000 and $498,000 for the years ended December 31, 2004, 2003 and 2002, respectively, to the Real Estate Systems Implementations Group, LLC ("RE Systems") for financial reporting and advisory services. The managing member of this firm assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000, and Interim Chief Executive Officer in January 2003. In addition, he became a Trustee of the Trust in June 2003. He resigned as Interim Chief Executive Officer and Interim Chief Financial Officer on December 31, 2003 and resigned as Trustee on April 15, 2004.

In December 2003, the then members of the Board of Trustees granted 100,000 options under the Long Term Incentive Performance Plan to a Trustee of the Trust and the then Interim Chief Executive Officer and Interim Chief Financial Officer. Each option has an exercise price of $2.23. All the options are currently exercisable and expire on December 16, 2013.

Competition

Our Circle Tower property competes for tenants with other office buildings in the Indianapolis area. Competition for tenants has been and continues to be intense on the basis of rent, location and age of the building. Our net lease properties will become subject to competition with similar properties in their respective geographic area at such time as the tenant at each such property elects not to renew its lease. In addition, we compete with several other companies, including other REITS, and lending institutions for the acquisition of additional investments. Some of these competitors have greater resources than we do, are willing to accept more risk than we are, have different investment criteria than we do, are more widely known than us, any of which could hinder our ability to compete successfully for such investments.

Business Segment Data

Our business segment data may be found in footnote 18 to the Combined Financial Statements in Item 8.

                                  RISK FACTORS

You should carefully consider the risks described below. These risks are not the only ones that the Company may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and hinder our ability to make expected distributions to our holders of beneficial interests.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below or elsewhere in this Form 10-K.

Our Economic Performance and the Value of Our Real Estate Assets are Subject to the Risks Incidental to the Ownership and Operation of Real Estate Properties

Our economic performance, the value of our real estate assets, both those presently held as well as future investments, and, therefore, the value of your investment are subject to the risks normally associated with the ownership, operation and disposal of real estate properties and real estate related assets, including:

      o     changes in the general and local economic climate;

      o     competition from other properties;

      o trends in the retail industry, in employment levels and in consumer spending patterns;

      o     changes in interest rates and the availability of financing;

      o the cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, space in the markets in which our properties are located;

      o     the attractiveness of our properties to tenants and purchasers;

      o changes in market rental rates and our ability to rent space on favorable terms;

      o     the bankruptcy or insolvency of tenants;

      o the need to periodically renovate, repair and re-lease space and the costs thereof;

      o     increases in maintenance, insurance and operating costs; and

      o civil unrest, acts of terrorism, earthquakes and other natural disasters or acts of God that may result in uninsured losses.

In addition, applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws may affect real estate values. Further, throughout the period that we own real property, regardless of whether the property is producing any income, we must make significant expenditures, including property taxes, maintenance costs, insurance costs and related charges and debt service. The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore the funds available for distribution to you as dividends.

Ability of FUR Advisors to Operate Properties Directly Affects Our Financial Condition

The underlying value of our real estate investments, the results of our operations and our ability to make distributions to our holders of beneficial interests and to pay amounts due on our indebtedness will depend on FUR Advisors ability to operate our properties and manage our other investments in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of our operating and other expenses.

The Loss of FUR Advisors' Key Personnel Could Harm Our Operations and Adversely Affect the Value of Our Beneficial Interests

We are dependent on the efforts of FUR Advisors and, in particular, Michael L. Ashner, the Chairman of the Board of Trustees and our Chief Executive Officer, and Peter Braverman, our President as well as our other Executive Officers. While we believe that we could find replacements for these key personnel, the loss of their services could harm our operations and adversely affect the value of our shares of beneficial interest.

We Face a Number of Significant Issues with Respect to the Properties We Own Which May Adversely Affect our Financial Performance

Leasing Issues. With respect to our properties, we are subject to the risk that, upon expiration, leases may not be renewed, the space may not be leased, or the terms of renewal or leasing (including the cost of required renovations) may be less favorable than the current lease terms. This risk is substantial with respect to our net lease properties as single tenants lease 100% of each property. Leases accounting for approximately 0.3% of the aggregate 2005 annualized base rents from our properties (representing approximately 0.3% of the net rentable square feet at the properties) expire without penalty or premium through the end of 2005, and leases accounting for approximately 2.0% of aggregate 2005 annualized base rent from the properties (representing approximately 0.8% of the net rentable square feet at the properties) are scheduled to expire in 2006. Other leases grant their tenants early termination rights upon payment of a termination penalty. Lease expirations will require us to locate new tenants and negotiate replacement leases with such tenants. The costs for tenant improvements, tenant inducements and leasing commissions are traditionally greater than costs relating to renewal leases. If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases, if the rental rates upon such renewal or reletting are significantly lower than expected or if our reserves for these purposes prove inadequate, our revenue and net income could be adversely affected.

Bankruptcy of Tenant. Further, a tenant may experience a downturn in its business, which could result in the tenant's inability to make rental payments when due. In addition, a tenant may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant's lease and cause a reduction in our cash flows. If this were to occur at a net leased property, the entire property would become vacant.

We cannot evict a tenant solely because of its bankruptcy. A court, however, may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay in full the amounts it owes us under a lease. The loss of rental payments from tenants could adversely affect our cash flows and operations.

In February 2005, Winn-Dixie Stores, Inc., the tenant at our Jacksonville, Florida property, filed for protection under Chapter 11 of the United States Bankruptcy Code. We have not received notification as to whether Winn-Dixie will assume or reject its lease. If it elects to reject its lease, the lease will be terminated and we will become responsible for all costs associated with the property. If the lease is rejected, we will seek to re-tenant or sell the property. Until such time as Winn-Dixie makes its election, all rents (annually, approximately $1,500,000) and other payments due under the lease from and after the date of Winn-Dixie's bankruptcy filing are required to be paid.

Tenant Concentration. Our Circle Tower property does not have any individual tenant that occupies 10% or more of the space at the property or whose rental payments account for 10% or more of the rental revenue at the property. Accordingly, it is unlikely that the financial weakness or relocation of a single tenant would adversely affect our cash flows. However, in the future it is possible that a single tenant at the Circle Tower property could occupy a significant portion of the leasable space or provide a substantial portion of the properties rental revenue.

With respect to the net lease properties, the leases with Viacom, The Kroger Co. and Winn-Dixie represent approximately 50%, 22% and 20%, respectively of the total rentable square footage of the net lease properties. Accordingly, the financial weakness of any of these tenants could negatively impact our operations.

Competition. We compete with several other properties and companies, including other REITS, lending institutions and large investors for tenants and the acquisition of additional properties and related investments. Some of these competitors have greater resources than we do and we may not be able to compete successfully with them. No assurances can be given that such competition will not adversely affect our revenues.

Lease Payments on Our Net Lease Properties Are Subject to the Credit Worthiness of the Tenants

Pursuant to the terms of the lease agreements with respect to our net lease properties, the tenant at such property is required to pay all costs associated with the property including real estate taxes, ground rent, insurance, utilities and maintenance costs. In addition, the lease payments are designed to be sufficient to satisfy the debt service requirements on the loans encumbering the properties. Accordingly, if the tenant were to experience financial difficulty and default on its lease payments, we would either have to assume such obligations or risk losing the property through foreclosure. Any such default would have a negative impact on our revenues.

The Mortgage Loans We Invest In Are Subject to Delinquency, Foreclosure and Loss

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense or limit rents that may be charged; the need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions and/or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates, real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God; terrorism; social unrest; and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative affect on our anticipated return on the foreclosed mortgage loan.

Mezzanine Loans Involve Greater Risks of Loss than Senior Loans Secured by Income Producing Properties

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Our Investments in REIT Securities Are Subject to Specific Risks Relating to the Particular REIT Issuer of the Securities and to the General Risks of Investing in Subordinated Real Estate Securities

Our investments in REIT securities, such as our investment in Sizeler, involve special risks. REITs generally are required to substantially invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein. Our investments in REIT securities are subject to the risks described herein with respect to an investment in our Common Shares, including (i) risks generally incident to interests in real property, (ii) risks associated with the failure to maintain REIT qualification, and (iii) risks that may be presented by the type and use of a particular commercial property.

Investing in Private Companies Involves a High Degree of Risk

We have ownership interests in, and may acquire additional ownership interests in, private companies not subject to the reporting requirements of the Securities and Exchange Commission. Investments in private businesses involve a higher degree of business and financial risk, which can result in substantial losses and accordingly should be considered very speculative. There is generally no publicly available information about these private companies, and we will rely significantly on the due diligence of FUR Advisors to obtain information in connection with our investment decisions.

We May Not Be Able to Invest Our Cash Reserves in Suitable Investments

At December 31, 2004, we had $82,559,000 of cash and cash equivalents available for investment. Our ability to generate increased revenues is dependent upon our ability to invest these funds in real estate related assets that will ultimately generate favorable returns.

We May Acquire or Sell Additional Assets or Additional Properties. Our Failure or Inability to Consummate These Transactions or Manage the Results of These Transactions Could Adversely Affect Our Operations and Financial Results

We may acquire properties or acquire other real estate companies when we believe that an acquisition is consistent with our business strategies. We may not, however, succeed in consummating desired acquisitions. Also, we may not succeed in leasing newly acquired properties at rents sufficient to cover their costs of acquisition and operation. Difficulties in integrating acquisitions may prove costly or time-consuming and could consume too much of management's attention.

We May Not Be Able to Obtain Capital to Make Investments

At such time as we utilize our cash reserves, we will be dependent primarily on external financing to fund the growth of our business. This is because one of the requirements of the Code for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax. Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. We and other companies in the real estate industry have experienced limited availability of financing from time to time. Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, requisite financing may not be available on acceptable terms.

Factors That May Cause Us to Lose Our New York Stock Exchange Listing

If we were to fail to qualify as a REIT, we might lose our listing on the New York Stock Exchange. Whether we would lose our NYSE listing would depend on a number of factors besides REIT status, including the number of holders of beneficial interests and amount and composition of our assets. If we were to lose our NYSE listing, we would likely try to have our Common Shares listed on another national securities exchange.

We annually make the requisite certifications required by the New York Stock Exchange. Our certification for 2004 was qualified in that we had not yet adopted and posted on our website our Corporate Governance Guidelines.

New Legislation Could Adversely Affect Our REIT Qualification

New legislation, as well as regulations, administrative interpretations or court decisions, also could change the tax law with respect to our qualification as a REIT and the federal income tax consequences of such qualification. The adoption of any such legislation, regulations, administrative interpretations or court decisions could have a material adverse affect on our results of operations, financial condition and could restrict our ability to grow.

Dependence on Qualification As a REIT; Tax and Other Consequences If REIT Qualification Is Lost

Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we might fail to remain qualified in this way. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. Our qualification as a REIT also depends on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we could not deduct distributions to our holders of beneficial interests in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If we had to pay federal income tax, the amount of money available to distribute to our holders of beneficial interests would be reduced for the year or years involved, and we would no longer be required to distribute money to our holders of beneficial interests. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions. Although we currently intend to operate in a manner designed to allow us to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.

In Order to Maintain Our Status As a REIT, We May Be Forced To Borrow Funds During Unfavorable Market Conditions

To qualify as a REIT, we generally must pay dividends to our holders of beneficial interests equal to at least 90% of our net taxable income each year, excluding capital gains. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet REIT dividend requirements. As a result, we may need to incur debt to fund required dividends when prevailing market conditions are not favorable. Difficulties in meeting dividend requirements may arise as a result of:

      o differences in timing between when we must recognize income for U.S. federal income tax purposes and when we actually receive income;

      o     the effect of non-deductible capital expenditures;

      o     the creation of reserves; or

      o     required debt or amortization payments.

If we are unable to borrow funds on favorable terms, our ability to pay dividends to our holders of beneficial interests may suffer and our ability to qualify as a REIT may be adversely affected.

Adverse Effects of REIT Minimum Dividend Requirements

In order to qualify as a REIT, we are generally required each year to distribute to our holders of beneficial interests at least 90% of our taxable income, excluding any net capital gain. We generally are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of:

      o     85% of our ordinary income for that year;

      o     95% of our capital gain net income for that year; and

      o     100% of our undistributed income from prior years.

We intend to comply with the foregoing minimum distribution requirements; however, due to significant tax basis net operating losses, we can offset otherwise required distributions with these net operating losses. Accordingly, distributions on our Common Shares may not be required until such time as our taxable income exceeds the net operating losses available. Distributions to our shareholders are determined by our Board of Trustees and depend on a number of factors, including the amount of cash available for distribution, financial conditions, results of operations, decision to reinvest funds rather than to distribute such funds, capital expenditures, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. For federal income tax purposes, distributions paid to our holders of beneficial interests may consist of ordinary income, capital gains, return of capital, or a combination thereof. We provide our holders of beneficial interests with annual statements as to the taxability of distributions. During 2004, we were not required to and did not make any distributions on our Common Shares.

Liquidity of Real Estate

Real estate investments are relatively illiquid. Our ability to vary our real estate portfolio in response to changes in economic and other conditions will therefore be limited. If we decide to sell an investment, no assurance can be given that we will be able to dispose of it in the time period we desire or that the sales price of any investment will recoup or exceed the amount of our investment.

Additional Regulations Applicable to Our Properties May Require Substantial Expenditures to Ensure Compliance, Which Could Adversely Affect Cash Flows and Operating Results

Our properties are subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. If we fail to comply with these requirements, governmental authorities may impose fines on us or private litigants may be awarded damages against us.

We believe that our properties are currently in substantial compliance with all applicable regulatory requirements. New regulations or changes in existing regulations applicable to our properties, however, may require that we make substantial expenditures to ensure regulatory compliance, which would adversely affect cash flows and operating results. With respect to our net lease properties, this risk is mitigated as the lease agreements for such properties require the tenant at the property to comply with all applicable regulatory requirements.

Increases in Property Taxes Could Affect Our Ability to Make Shareholder Distributions

Our real estate investments are all subject to real property taxes. The real property taxes on properties which we own may increase or decrease as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Increases in property taxes may have an adverse affect on us and our ability to pay dividends to our holders of beneficial interests and to pay amounts due on our indebtedness. With respect our net lease properties, this risk is mitigated as the lease agreements for such properties require the tenant at the property to pay all property taxes.

Environmental Liabilities

The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may affect our operating costs. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect our ability to borrow by using such real property as collateral. We maintain insurance related to potential environmental issues on our current and previously owned properties.

Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials ("ACMs") into the environment. In addition, third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials. Environmental laws may also impose restrictions on the use or transfer of property, and these restrictions may require expenditures. In connection with the ownership and operation of any of our properties, we and the lessees of these properties may be liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect our ability to pay amounts due on indebtedness and dividends to holders of beneficial interests. With respect our net lease properties, this risk is mitigated as the lease agreements for such properties require the tenant to comply with all environmental laws and indemnify us for any loss relating to environmental liabilities.

Prior to undertaking major transactions, we hire independent environmental experts to review specific properties. We have no reason to believe that any environmental contamination or violation of any applicable law, statute, regulation or ordinance governing hazardous or toxic substances has occurred or is occurring, except for the property located in Jacksonville, Florida, which is triple-net leased to Winn Dixie. Under the terms of its lease, Winn Dixie is responsible for the remediation of petroleum related contamination encountered in the ground water during removal of underground storage tanks. We are monitoring the process of remediation. We will also endeavor to protect the Company from acquiring contaminated properties or properties with significant compliance problems by obtaining site assessments and property reports at the time of acquisition when it deems such investigations to be appropriate. There is no guarantee, however, that these measures will successfully insulate us from all such liabilities.

Given the nature of the contamination at the Jacksonville property and the inclusion of a substantial portion of the costs associated with the remediation being covered by a State sponsored plan, we do not believe that if Winn-Dixie were relieved of its obligation in connection with its recent bankruptcy filing the costs borne by us would be material.

Compliance With the Americans With Disabilities Act of 1990 May Affect Distributions

Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that we are not in compliance with the ADA could result in the imposition of fines and/or an award of damages to private litigants. If we were required to make significant modifications to comply with the ADA, there could be a material adverse affect on our ability to pay amounts due on our indebtedness or to pay dividends to our holders of beneficial interests. With respect our net lease properties, this risk is mitigated as the lease agreements for such properties require the tenant at the property to comply with all ADA requirements.

Uninsured and Underinsured Losses

We may not be able to insure our properties against losses of a catastrophic nature, such as terrorist acts, earthquakes and floods, because such losses are uninsurable or are not economically insurable. We will use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it not feasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, received by us might not be adequate to restore the Trust's economic position with respect to such property. With respect our net lease properties, under the lease agreements for such properties the tenant is required to adequately insure the property.

Inability to Refinance

We are subject to the normal risks associated with debt and preferred stock financings, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and distributions and the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If we were unable to refinance the indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us, which losses could have a material adverse affect on us and our ability to pay dividends to our holders of beneficial interests and to pay amounts due on our indebtedness. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagor could foreclose upon the property, appoint a receiver or obtain an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to us. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

We Leverage Our Portfolio, Which May Adversely Affect Our Return on Our Investments and May Reduce Cash Available for Distribution

We seek to leverage our portfolio through borrowings. Our return on investments and cash available for distribution to holders of beneficial interests may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets. Our debt service payments reduce the net income available for distributions to holders of beneficial interests. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or forced sale to satisfy our debt obligations. A decrease in the value of the assets may lead to a requirement that we repay certain borrowings. We may not have the funds available to satisfy such repayments.

Rising Interest Rates

We have incurred and may in the future incur indebtedness that bears interest at variable rates. Accordingly, increases in interest rates would increase our interest costs to the extent that the related indebtedness was not protected by interest rate protection arrangements, which could have a material adverse effect on us and our ability to pay dividends to our holders of beneficial interests and to pay amounts due on our indebtedness or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may encourage holders to sell their Common Shares and reinvest the proceeds in higher yielding securities, which could adversely affect the market price for the Common Shares.

Results of Operations May Be Adversely Affected by Factors Beyond Our Control

Results of operations of our properties and other investments may be adversely affected by, among other things:

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

      o     adverse changes in zoning and other land use laws; and

      o acts of terrorism, earthquakes and other natural disasters (which may result in uninsured losses) and other factors which are beyond our control.

Ownership Limitations in Our Bylaws May Adversely Affect the Market Price of the Common Shares

Our bylaws contain an ownership limitation that is designed to prohibit any transfer that would result in our being "closely-held" within the meaning of
Section 856(h) of the Code. This ownership limitation, which may be waived by our Board of Trustees, generally prohibits ownership, directly or indirectly, by any single stockholder of more than 9.8% of the Common Shares.

Primarily to facilitate the maintenance of our qualification as a REIT, our bylaws generally prohibit ownership, directly or indirectly, by any single holder of more than 9.8% of the Common Shares. Our Board of Trustees may modify or waive the application of this ownership limit with respect to one or more persons if the Board of Trustees determines that ownership in excess of this limit will not jeopardize our status as a REIT. In this regard, waivers have been granted to (i) FUR Investors which can hold up to 33%, (ii) Kensington Investment Group, Inc. which can hold the number of shares it held prior to the stock repurchase in connection with the Gotham transaction, and (iii) certain of the holders of the Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, in each case provided that our REIT status will not be jeopardized and we will not be deemed to be closely-held. The ownership limit, however, may nevertheless have the effect of inhibiting or impeding a change of control over us or a tender offer for our Common Shares.

Limits on Changes of Control May Discourage Takeover Attempts that May Be Beneficial to Holders of Common Shares

Provisions of our Declaration of Trust and bylaws, as well as provisions of the Code and Ohio law, may:

      o delay or prevent our change of control or a tender offer for the Common Shares, even if those actions might be beneficial to holders of Common Shares; and

      o limit the opportunity for holders of beneficial interest to receive a potential premium for their shares of Common Shares over then-prevailing market prices.

Our Declaration of Trust authorizes the Board of Trustees to issue preferred shares of beneficial interest in series and to establish the rights and preferences of any series of preferred interests so issued. The issuance of preferred interests could also have the effect of delaying or preventing our change in control.

                  Where Can You Find More Information About Us?

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which means that we file periodic reports, including reports on Forms 10-K and 10-Q, and other information with the Securities and Exchange Commission ("SEC"). As well, we distribute proxy statements annually and file those reports with the SEC. You can read and copy these reports, statements and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that we have filed electronically with the SEC. In addition, you may inspect reports and other information concerning the Company at the offices of the New York Stock Exchange, which are located at 11 Wall Street, New York, New York 10005 and can be contacted at 212-656-3000.

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or our 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.firstunion-reit.netas soon as reasonably practicable after it is electronically filed with, or furnished to, the Securities and Exchange Commission. We also have made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.


ITEM 2. PROPERTIES.

At December 31, 2004, we held an interest in an office building located in Indianapolis, Indiana, and 16 triple-net lease properties (the "Net Lease Properties") consisting of twelve retail buildings, two office buildings, one mixed-use property and one warehouse building. The following table sets forth certain information relating to our properties at December 31, 2004:

                                                                                      Ownership of Land (Fee/Land
Property Type/Location        Tenant                             Square Feet(1)         Estate/Ground Lease) (2)
----------------------        ------                             --------------         ------------------------
Mixed Use:
   Churchill, PA              Viacom, Inc.                         1,008,000                 Ground Lease

Office:
   Plantation, FL             BellSouth Communications, Inc.         133,000                 Land Estate
   Orlando, FL                Siemens Real Estate, Inc.              256,000                 Ground Lease
   Indianapolis, IN           Multiple tenants                       110,000                 Fee (4)

Retail:
   Athens, GA                 The Kroger Co.                          52,000                 Land Estate
   Atlanta, GA                The Kroger Co.                          61,000                 Ground Lease
   Louisville, KY             The Kroger Co.                          47,000                 Land Estate
   Lafayette, LA              The Kroger Co.                          46,000                 Ground Lease
   St Louis, MO               The Kroger Co.                          46,000                 Land Estate
   Biloxi, MS                 The Kroger Co.                          51,000                 Land Estate
   Greensboro, NC             The Kroger Co.                          47,000                 Ground Lease
   Knoxville, TN              The Kroger Co.                          43,000                 Land Estate
   Memphis, TN                The Kroger Co.                          47,000                 Land Estate
   Denton, TX                 The Kroger Co.                          48,000                 Land Estate
   Seabrook, TX               The Kroger Co.                          53,000                 Land Estate
   Sherman, TX (3)            The Kroger Co.                          46,000                 Land Estate

Warehouse:
   Jacksonville, FL           Winn-Dixie Stores, Inc.                549,000                 Fee

(1)   The square footage shown represents net rentable area.
(2) Ground lease means that we lease the land on which the improvements are situate for a fixed period of time. Land estate means that we hold title to the land for a set period of time and then ownership of the land reverts to a remainderman at which time we have the right to lease the land. Fee means that we own fee title to the land. See "The Net Lease Properties" below for information relating to our ground lease and land estate interests.
(3) The tenant for the Sherman, Texas property has exercised its purchase option under the lease pursuant to which it will acquire the property effective May 1, 2005 for a sale price of $2,018,000.
(4) During 2004, we acquired the remaining ownership in the land. We currently own 100% of the land.

See "Item 7. Management's Discussion and Analysis and Results of Operations" for information relating to capital improvements at our properties.

Circle Tower, Indianapolis, Indiana

The following table lists the occupancy rates average and effective rental rate per square foot at the end of each of the last three years for the Indianapolis, Indiana property.

                                              2004          2003          2002
                                              ----          ----          ----

Occupancy                                        86%           89%           81%
Average Effective Rental Rate(1)             $14.50        $14.25        $13.80

(1) Average Effective Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Indianapolis, Indiana property as of December 31, 2004:

                      Number of          Aggregate sq. ft.
                    Tenants whose            Covered by           2005 Rental for      Percentage of Total
                    Leases Expire         Expiring Leases         Leases Expiring       Annualized Rental
                    -------------         ---------------         ---------------       -----------------
2005                     9                    7,641                 $ 49,787                  4.2%
2006                    11                   21,033                 $306,495                 25.6%
2007                     7                    7,735                 $111,648                  9.3%
2008                     2                    5,458                 $ 85,059                  7.1%
2009                     3                    9,935                 $149,947                 12.5%
2010                     3                    9,747                 $179,159                 14.9%
2011-2014               --                       --                       --                   --
2015-Beyond              4                   22,204                 $316,953                 26.4%

The Indianapolis, Indiana property is presently unencumbered by debt.

The realty tax rate and annual realty tax for the Indianapolis, Indiana property were $3.5514 and $82,398, respectively.

The Net Lease Properties

Pursuant to the terms of the lease agreements with respect to the Net Lease Properties, the tenant at each property is required to pay all costs associated with the property including property taxes, ground rent, maintenance costs and insurance.

The following table sets forth the terms and rental rates for each property:

Property Location      Initial Term Expiration Date       Initial Term Annual Rent        Renewal Terms
-----------------      ----------------------------       ------------------------        -------------
Plantation, FL                  3/29/2010                        $3,158,220               Five 5-year
Athens, GA                     10/31/2010                        $  220,327               Six 5-year
Atlanta, GA                    10/31/2010                        $  259,308               One 6-yr/Two 5-year
Louisville, KY                 10/31/2010                        $  197,447               Six 5-year
Lafayette, LA                  10/31/2010                        $  178,804               One 7-year/Six 5-year

Property Location      Initial Term Expiration Date       Initial Term Annual Rent        Renewal Terms
-----------------      ----------------------------       ------------------------        -------------
St Louis, MO                   10/31/2010                        $  233,038               Six 5-year
Biloxi, MS                     10/31/2010                        $  219,480               Six 5-year
Greensboro, NC                 10/31/2010                        $  202,532               One 7-year/Five 5-year
Knoxville, TN                  10/31/2010                        $  214,395               Six 5-year
Memphis, TN                    10/31/2010                        $  220,327               Six 5-year
Denton, TX                     10/31/2010                        $  220,327               Six 5-year
Seabrook, TX                   10/31/2010                        $  211,854               Six 5-year
Sherman, TX                    10/31/2010                        $  203,379               Six 5-year
Orlando, FL                    12/31/2010                        $4,083,974               Six 5-year
Churchill, PA                  12/31/2010                        $2,786,151               Six 5-year
Jacksonville, FL               07/01/2011                        $1,463,688               One 10-year/Four 5-year

The following table sets forth the terms of the land estates:

                             Land Estate         Lease Term Options Upon
Property Location            Expiration         Expiration of Land Estate        Lease Term Rents Per Annum
-----------------            ----------         -------------------------        --------------------------
Plantation, FL               02/28/2010                Thirteen 5-yr             $261,919 thru 6th term and then fair
                                                                                 market value
Athens, GA                   10/31/2010                Fourteen 5-yr             $18,600
Louisville, KY               10/31/2010                Fourteen 5-yr             $35,400
St Louis, MO                 10/31/2010                Fourteen 5-yr             $61,400
Biloxi, MS                   10/31/2010                Fourteen 5-yr             $54,000
Knoxville, TN                10/31/2010                Fourteen 5-yr             $97,200
Memphis, TN                  10/31/2010                Fourteen 5-yr             $60,360
Denton, TX                   10/31/2010                Fourteen 5-yr             $86,880
Seabrook, TX                 10/31/2010                Fourteen 5-yr             $58,560
Sherman, TX                  10/31/2010                Fourteen 5-yr             $80,160

The following table sets forth the terms of the ground leases:

Property Location    Current Term Expiration   Renewal Terms              Lease Term Rents Per Annum (1)
-----------------    -----------------------   -------------              ------------------------------
Atlanta, GA          09/30/2006                Four 5-yr                  $30,000 plus 1/2 of 1% of sales greater than $27,805,800
Lafayette, LA        4/30/2008                 Eight 5-yr                 $176,244 increased by 5% for each successive renewal term
Greensboro, NC       12/31/2007                Four 5-yr & Fifteen 1-yr   $59,315 increased by approx. $12,000 for each
                                                                          successive renewal period plus 1% of sales over $35 M
Orlando, FL          12/31/2010                Six 5-yr                   $2 thru the current term and fair market value thereafter
Churchill, PA        12/31/2010                Six 5-yr                   $2 thru the current term and fair market value thereafter

(1) The improvements lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

The Orlando, Florida and Churchill, Pennsylvania properties secure the Keybank Loan (as defined below). The following table sets for the terms of the first mortgages for each of the other properties.

                         Principal Balance                                    2005 Debt        Prepayment
Property Location           at 12/31/04        Maturity     Interest Rate     Service          Terms
-----------------           -----------        --------     -------------     -------          -----
Plantation, FL              $12,624,000       3/29/2010         6.45%         $2,762,944       Make Whole Premium

Kroger Properties(1)        $12,137,000       11/1/2010         6.71%         $2,473,927       Make Whole Premium

Jacksonville, FL(2)         $ 7,402,000        7/1/2011          7.5%(2)      $1,425,804       No Voluntary Prepayment

(1) Each of the properties leased to Kroger are encumbered by one loan that is secured by all of the Kroger properties. Balance includes $957,000 debt associated with the Sherman, Texas property, which is scheduled to be sold on May 1, 2005.

(2) Debt balance reflects a $600,000 mark-to-market value adjustment to adjust the interest to approximate market at 7.5% from contractual rates of 9.95% to 11.05%.

On November 18, 2004, FT-Fin obtained a loan from Keybank National Association and Newstar CP Funding LLC and other lenders party thereto in the original principal amount of $27,000,000 (the "Keybank Loan"). On December 8, 2004, FT-Fin exercised its right to draw an additional $26,000,000 on the Keybank Loan, thereby increasing the principal amount of the loan to $53,000,000. The Keybank Loan bears interest at LIBOR plus 450 basis points (which equated to a rate of 6.89% as of December 31, 2004), has a three-year term, subject to two one-year extensions which may be exercised upon payment of .25% fee. As a result of FT-Fin entering into an interest rate swap agreement, FT-Fin effectively fixed the interest on $40,000,000 at 8.55% per annum. The Keybank Loan is secured by a first mortgage on the Orlando, Florida and Churchill, Pennsylvania properties and a pledge of all of the membership interests in FT-Fin.

The loan requires monthly payments of interest only and amortization payments for each semiannual period ending on June 30 and December 31 during the term based on a 50% of the excess cash flow (as defined) after first mortgage debt and interest on this loan.

The loan is prepayable at any time without premium or penalty.

In connection with the loan, the Trust was required to provide standard hazardous substance and non-recourse carve-out guarantees to the lenders.

ITEM 3. LEGAL PROCEEDINGS

Peach Tree Mall Litigation

The Trust, as one plaintiff in a consolidated action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. On March 4, 2005, the court approved the settlement of this matter pursuant to which the State of California has agreed to pay to us $11,000,000. Payment of the settlement remains subject to legislative appropriation. It is expected that the appropriation for this settlement will be incorporated in the State of California's budget for its 2005-2006 fiscal year at which time we will recognize the settlement as income. In connection with the settlement, the parties will exchange mutual releases.

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

On March 1, 2005 we settled all claims involved in this matter by paying $800,000 to Newcourt which was fully reserved at December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR TRUST'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

                        MARKET PRICE AND DIVIDEND RECORD

                                                                       Dividends
                                         High           Low             Declared
                                         ----           ---             --------

2004 Quarters Ended

         December 31                    $4.29          $3.06           $      --

         September 30                   $3.31          $2.85                  --

         June 30                        $3.46          $2.66                  --

         March 31                       $3.80          $2.16                  --
                                                                       ---------

Total                                                                  $      --
                                                                       =========

2003 Quarters Ended

         December 31                    $2.32          $1.76           $      --

         September 30                    1.89           1.72                  --

         June 30                         1.89           1.65                  --

         March 31                        1.78           1.47                  --
                                                                       ---------

Total                                                                  $      --
                                                                       =========

Our shares are traded on the New York Stock Exchange (Ticker Symbol: FUR). As of December 31, 2004, there were 1,863 record holders of the Common Shares. We estimate the total number of beneficial owners at approximately 4,200.

During 2004, we were not required to make any minimum distributions on our Common Shares in order to maintain our REIT status.

ITEM 6. SELECTED FINANCIAL DATA.

These Selected Financial Data should be read in conjunction with the Combined Financial Statements and Notes thereto.

               (in thousands, except per-share data and footnotes)

                                                              For the Years Ended December 31
                                                              -------------------------------
                                                2004          2003          2002          2001          2000
                                                ----          ----          ----          ----          ----
Operating Results

Revenues                                     $   8,325     $   2,427     $   3,204     $  31,391     $  67,265
                                             =========     =========     =========     =========     =========
Income (loss) from continuing operations     $   1,936     $  (6,575)    $  (5,397)    $ (14,618)    $ (35,847)

Gain on sale                                        --            --            --        30,096        76,114

Income from discontinued operations (1)         1 ,249           619           365            --            --


Gain on disposal of discontinued
    operations                                  19,267            54            --            --            --
                                             ---------     ---------     ---------     ---------     ---------

Net income (loss)                               22,452        (5,902)       (5,032)       15,478        40,267

Preferred dividend                              (2,064)       (2,064)       (2,067)       (2,068)       (2,450)
                                             ---------     ---------     ---------     ---------     ---------

Net income (loss) applicable to Common
   Shares of Beneficial Interest             $  20,388     $  (7,966)    $  (7,099)    $  13,410     $  37,817
                                             =========     =========     =========     =========     =========

Dividends declared for Common Shares
   of Beneficial Interest                    $      --     $      --     $   6,962     $      --     $   6,583
                                             =========     =========     =========     =========     =========

Per Common Share of Beneficial Interest,
    basic
Income (loss) from continuing operations,
    basic                                    $      --     $   (0.28)    $   (0.21)    $    0.37     $    0.92

Income from discontinued operations,
    basic(1)                                      0.66          0.02          0.01            --            --
                                             ---------     ---------     ---------     ---------     ---------

Net income (loss) applicable to Common
   Shares of Beneficial Interest, basic      $    0.66     $   (0.26)    $   (0.20)    $    0.37     $    0.92
                                             =========     =========     =========     =========     =========

Loss per Common Share of Beneficial
   Interest, diluted                         $      --     $   (0.28)    $   (0.21)    $    0.37     $    0.85

Income from discontinued operations,
   diluted                                        0.66          0.02          0.01            --            --
                                             ---------     ---------     ---------     ---------     ---------

Net income (loss) applicable to Common
   Shares of Beneficial Interest, diluted    $    0.66     $   (0.26)    $   (0.20)    $    0.37     $    0.85
                                             =========     =========     =========     =========     =========

Dividends declared per Common Share of
    Beneficial Interest                      $      --     $      --     $    0.20     $      --     $   1.124
                                             =========     =========     =========     =========     =========

                                                2004          2003          2002          2001          2000
                                                ----          ----          ----          ----          ----
Financial Position at Year End
Total assets                                 $ 289,968     $ 146,838     $ 171,825     $ 185,669     $ 462,598
Long-term obligations (2)                      160,965        41,457        54,319        54,616       171,310
Total equity                                   120,142        96,720       108,107       122,168       120,383

(1) The results of Imperial Parking Limited, VenTek, Park Plaza and the Sherman, Texas property have been classified as discontinued operations for 2002, 2003 and 2004.

(2) Included in long-term obligations are senior notes, mortgage loans and loans payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Rather than focus on a particular type of real estate asset or a specific geographic sector, our investments will be based, at least for the foreseeable future, on our assessment that a potential investment is significantly undervalued or presents an opportunity to outperform the marketplace. Additionally, we will make investments in assets believed to be underperforming and in which we believe, through an infusion of capital and improved management, an appropriate return on investment can be realized. Consequently, with certain limitations, we will seek to invest in or acquire most types of real estate assets or securities. Moreover, except as limited by the restrictions placed on us in order to meet our requirements to maintain REIT status, our investment decisions will not be materially affected by the nature of an investment or where that investment falls in an entity's capital structure. We will acquire entities that own real estate, invest directly in the equity of a real estate asset exclusively or through a venture, acquire preferred equity, mezzanine debt or first mortgage debt of a real estate asset to the extent we believe the ownership of the underlying real estate would be consistent with our investment strategy. In general, it is not expected that we will invest in an entity in which we do not own 100% of the equity unless we control, have the means to acquire control of the investment or have a mechanism in place to exit the investment for a price consistent with fair value. In order to fund future acquisitions, we will utilize our cash reserves, obtain debt financing and/or sell additional equity.

In view of the foregoing, our near-term investment strategy will be to identify and invest in discrete real estate investments consistent with the foregoing criteria. As appropriate investment opportunities arise, we will aggressively pursue such opportunities. For the long-term, as investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities. Accordingly, our Statements of Operations and Comprehensive Income include both income from continuing operations and discontinued operations.

Investments and dispositions made by us during the year ended December 31, 2004 included the following:

Atlantic Realty

During 2004, we acquired 267,000 shares in Atlantic Realty Trust ("Atlantic Realty") (NASD:ATLRS) representing 7.5% of the outstanding shares in Atlantic Realty. On January 12, 2004, we contacted Atlantic Realty to discuss a possible business combination with Atlantic Realty. Our proposal was ultimately rejected by Atlantic Realty in May 2004 as Atlantic Realty elected to market its remaining property for sale. On May 19, 2004, Atlantic Realty paid a dividend of $3.25 per share to holders of record on May 10, 2004. Following the distribution, we began selling our shares in Atlantic Realty and, effective August 3, 2004, we had sold our entire interest in Atlantic Realty and realized a total gain of $1,089,000.

NorthStar Loan

On March 3, 2004, we acquired from Bank of America, N.A. a loan receivable from NorthStar Partnership, L.P. ("NorthStar") in the principal amount of approximately $16,944,000 (the "NorthStar Loan"). The NorthStar Loan was evidenced by a Credit Agreement, Promissory Note and collateral documents. The NorthStar Loan was secured by a first priority lien on all or a portion of NorthStar's interest in Morgans Hotel Group LLC, Emmes & Company LLC and Presidio Capital Investment Company, LLC as well as certain other assets of NorthStar. NorthStar prepaid the loan in its entirety on August 4, 2004. Due to the nature and amount of the NorthStar Loan, in order to comply with the rules applicable to REITs, portions of the NorthStar Loan were held by FT-TRS Loan LLC, our taxable REIT subsidiary. Accordingly, we incurred a federal and state income tax expense of $49,000 during 2004 in connection with this asset.

West Side Loan

On May 19, 2004, we purchased a 25% interest in a loan, secured by a first mortgage on a commercial property located in New York City's Chelsea area (the "West Side Loan"). The total outstanding principal balance of the loan is $10,708,000 of which our share was $2,677,000. The purchase price for the participation interest was the face amount of our share of the loan. The loan bears interest at LIBOR plus 9.5% per annum and is scheduled to mature in April 2009. The principal balance outstanding on the loan and interest rate as of December 31, 2004 were $2,532,000 and 11.8125%, respectively. In November 2004, the borrower under the West Side Loan failed to make its scheduled debt service payment. As a result of this default, a forbearance agreement was entered into with the borrower that provided, in part, that the lender would agree to forbear from exercising its remedies so long as the borrower makes interest only payments along with specified payments to reserve accounts through June 30, 2005 and satisfies the loan by June 30, 2005.

Park Plaza Mall

On June 22, 2004, we sold Park Plaza Mall property located in Little Rock, Arkansas for a gross sales price of $77,500,000 to a subsidiary of CBL & Associates Properties, Inc., an unaffiliated third party. In connection with this transaction, the purchaser assumed the existing indebtedness encumbering the property of approximately $41,313,000. Accordingly, net proceeds to us after giving effect to the loan assumption and closing costs were approximately $33,480,000. We deposited the proceeds with a qualified intermediary, and these proceeds were used for the portfolio acquisition (as described below) in connection with a "like kind" exchange pursuant to Section 1031 of the Code. We recognized a gain on sale of $19,267,000 for financial reporting purposes.

Sizeler Property Investors, Inc.

Beginning in August 2004, we began acquiring shares of common stock in Sizeler Property Investors, Inc. ("Sizeler") (NYSE:SIZ), a real estate investment trust that primarily is in the business of owning and operating income producing retail shopping centers and apartment communities in the southeastern United States. As of March 1, 2005, we had acquired a total of 1,310,300 shares of common stock of Sizeler which represents approximately 9.9% of all of the outstanding shares of common stock of Sizeler for an aggregate purchase price of approximately $12,173,000. On December 21, 2004, we sent a letter to Sizeler advising Sizeler of our intention to nominate a slate of three directors, consisting of Michael L. Ashner, Peter Braverman and Steven Zalkind, for election at Sizeler's 2005 annual meeting of stockholders. On January 19, 2005, we filed with the Securities and Exchange Commission a preliminary proxy statement in connection with our intention to nominate a slate of directors at Sizeler's 2005 annual meeting of stockholders.

West 38th Street Loan

On August 4, 2004, we acquired a 50% interest in a $20,000,000 first mortgage loan secured by a property located at 63 West 38th Street, New York, New York ("West 38th Street Loan"). The loan bears interest at LIBOR plus 400 basis points (with a minimum rate of 5.42%), has a three-year term and requires payments of interest only. We indirectly obtained $7,000,000 of financing in connection with this investment that bears interest at LIBOR plus 175 basis points and requires payments of interest only. The principal balance outstanding on the loan and the interest rate as of December 31, 2004 were $3,000,000 and 6.28%, respectively. This loan was repaid in full on January 18, 2005.

Clearwater Loan

On November 23, 2004, we acquired a first mortgage loan secured by a Wingate Hotel and the land on which it is situated located in Clearwater, Florida. The principal amount of the loan at closing was $2,785,000. The loan bears interest at 10% per annum, requires monthly payments of $27,179 and is scheduled to mature on February 15, 2007 at which time the remaining amount due on the loan is scheduled to be $2,689,000. The outstanding principal balance due on the loan at December 31, 2004 was $2,782,000.

Disposition of VenTek

On December 31, 2004, VenTek ceased all of its operations and transferred its remaining assets to VenTek Transit, Inc. ("Transit"), an entity owned by VenTek's executive employees. Under the agreement, Transit agreed to make a nominal payment to VenTek and is obligated to pay to VenTek a royalty equal to 5% of its annual gross revenues for each of the next five years. It is not expected that such payments will be material to our operations.

Portfolio Acquisition

On November 18, 2004, FT-Fin Acquisition LLC ("FT-Fin"), a Delaware limited liability company wholly-owned by us, acquired from Finova Capital Corporation, an unaffiliated third party, 16 triple-net leased properties containing approximately 2,500,000 gross square feet. The aggregate purchase price for the properties was approximately $92,076,000 including closing adjustments and inclusive of the assumption of approximately $32,401,000 of existing first mortgage debt and accrued interest payable on certain of the properties. Additionally, FT-Fin acquired $1,674,000 of rent receivables and incurred $711,000 of debt costs. This acquisition was funded from the proceeds of a $27,000,000 loan as well as $33,480,000 in net proceeds realized from the sale of the Park Plaza property in June 2004 which were being held by a qualified intermediary to enable the Trust to acquire the properties in a tax-free exchange pursuant to Section 1031 of the Code and cash on hand of $1,580,000. The Trust has allocated the purchase price to real estate and lease intangibles.

Circle Tower

During 2004, we completed the acquisition of a 100% interest in the land underlying our Circle Tower property located in Indianapolis, Indiana for an aggregate purchase price of $1,493,000. Accordingly, we now hold a 100% interest in the land, which was partially owned by third parties and ground leased to us, and the improvements that comprise the Circle Tower property.

5400 Westheimer Holding L.P.

On November 22, 2004, we acquired a 1% general partner interest, and a third party (the "Limited Partner") acquired a 99% limited partnership interest, in 5400 Westheimer Holding L.P. ("5400 Westheimer"). 5400 Westheimer, in turn, acquired an indirect 100% ownership interest in an entity that holds title to real property located at 5400 Westheimer Court, Houston, Texas (the "Houston Property"). In order to facilitate this acquisition, we made a $7,533,000 loan (the "5400 Loan") to 5400 Westheimer. The 5400 Loan bore interest at 8% per annum.

Following the acquisition of the Houston Property, 5400 Westheimer made an offering to the partners of the Limited Partner that enabled them to have their interest in the Limited Partner redeemed in exchange for a distribution of an equivalent interest in 5400 Westheimer and a $321,000 capital contribution to 5400 Westheimer. In connection with the offering, we offered to lend to each participating partner an amount equal to 2/3 of the total capital contribution required by such partner ($214,000 per investment unit.)

The offering was consummated on January 3, 2005 at which time the 5400 Loan, including accrued interest, was fully satisfied by the payment of $7,040,000 and the delivery to us of an additional 7% limited partner interest in 5400 Westheimer, thereby resulting in us holding an aggregate 8% interest in 5400 Westheimer. In addition, partners who participated in the offering and who acquired an aggregate of 25% interest in 5400 Westheimer elected to obtain loans to satisfy their capital contribution, which loans aggregated $1,338,000 and which are secured by the 25% interest held by such limited partners in 5400 Westheimer. The loans bear interest at 12% per annum and require quarterly payments of interest only. Aggregate principal payments of $669,000 are required to be made on each January 5, 2006 and January 5, 2007, the maturity date. If all of the loans were to default, we would acquire an additional 25% interest in the Houston Property.

For financial reporting purposes, the Houston Property is classified as of December 31, 2004 as real estate held for syndication and reflects 100% of 5400 Westheimer's assets and liabilities.

Liquidity and Capital Resources

General

We declared a dividend of $516,000 ($0.525 per share) to Series A Cumulative Preferred Shareholders (the "Preferred Shareholders") in the fourth quarter of 2004. The dividend was paid January 31, 2005 to shareholders of record at the close of business on December 31, 2004. In addition, we paid a dividend of $516,000 ($0.525 per share) to the Preferred Shareholders in each of the first, second and third quarters. During 2004, the Trust was not required to make any distributions to its common shareholders to maintain its REIT status.

At December 31, 2004, we had $82,559,000 in cash and cash equivalents, which consisted of $3,799,000 in cash and $78,760,000 in cash equivalents with maturities of less than 90 days. U.S. Treasury Bills and Federal Home Loan Bank Discount Notes are classified as cash equivalents. The average yield for the year ended December 31, 2004 was 1.44%. As a result of the issuance of Common Shares and Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest in 2005, we have approximately $90,200,000 in additional funds available for investments.

The level of liquidity based upon cash and cash equivalents experienced a $67,635,000 increase at December 31, 2004 as compared to December 31, 2003. The increase was due to net cash provided by operating activities of $3,987,000, cash provided by investing activities of $14,133,000 and cash provided by financing activities of $49,515,000. Cash provided by investing activities consisted of $68,900,000 of proceeds from investments held to maturity, $11,806,000 of proceeds from real estate security sales, $16,150,000 of collection of loans receivable, $33,635,000 of proceeds from the sale of real estate, $2,818,000 from the release of restricted cash and $15,000 from the sale of VenTek equipment. Cash used in investing activities consisted of $61,916,000 for purchased real estate, $23,094,000 of purchases of real estate securities held for sale, $24,540,000 of purchases of loans, $7,613,000 of investments in real estate held for syndication, $1,493,000 of land acquisition costs at Circle Tower, and $535,000 of capital improvements.

Cash provided by financing activities consisted of $53,000,000 of new loan proceeds partially offset by $2,064,000 of preferred dividend payments, $1,196,000 of debt issuance costs, $205,000 of mortgage loans repayment and $20,000 for the repayment of loans payable.

A summary of our contractual obligations is as follows (in thousands):

                                                                 Payments Due by Period
                                           ----------------------------------------------------------------------
Contractual Obligations                     Total    Less than 1 Year   2-3 Years      4-5 Years    After 5 Years
-----------------------                     -----    ----------------   ---------      ---------    -------------
Mortgage Loan Payable                      $84,206        $ 5,827        $61,479        $11,253        $ 5,647
Ground Lease Obligations (1)                    --             --             --             --             --
Advisors' Fee (2)                               -- (3)      2,317          4,634          4,634             -- (3)
                                           -------        -------        -------        -------        -------
                                           $84,206        $ 8,144        $66,113        $15,887        $ 5,647
                                           =======        =======        =======        =======        =======

Commitments (4)                                 --             --             --             --             --

Liabilities of Real Estate Held for
   Syndication (5)                         $76,762        $76,762        $    --        $    --        $    --
                                           =======        =======        =======        =======        =======

(1) The underlying lease agreements require the tenant pay the ground rent expense.
(2) Based upon the terms of the Advisory Agreement and assets in place at March 1, 2005, with no effect given to the incentive fee.
(3) No amounts have been included due to the automatic annual renewal provisions of the Advisory Agreement.
(4)   Excludes pending acquisitions that are subject to due diligence.
(5) Represents the debt encumbering the Houston Property. Effective January 3, 2005, upon completion of an offering, substantially all of our commitment obligations related to this asset were relieved.

We carry comprehensive liability and all risk property insurance (i) fire; (ii) flood; (iii) extended coverage; (iv) "acts of terrorism," as defined in the Terrorism Risk Insurance Act of 2002, and (v) rental loss insurance with respect to our assets. In addition, under the terms of the triple-net tenant leases, the tenant is obligated to maintain adequate insurance coverage.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us) contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Results of Operations - 2004 Versus 2003

Income (Loss) from Continuing Operations

We operate in three business segments: (i) ownership of real estate operating properties, (ii) ownership of loans receivable and (iii) ownership and trading of real estate securities. (See Business Segments - Footnote 18 to the financial statements located in Item 8.) The income from continuing operations increased by $8,511,000 to $1,936,000 for the year ended December 31, 2004 from a loss of $6,575,000 for the year ended December 31, 2003. As more fully described below, this increase is attributable to an increase in total revenues of $3,491,000, an increase in other income of $2,407,000 and a decrease in total expenses of $2,613,000.

Rents

Rental income increased by $1,801,000 or approximately 113% to $3,390,000 for the year ended December 31, 2004 from $1,589,000 for the year ended December 31, 2003. The increase was primarily due to the acquisition of the net lease properties by our operating properties business segment which contributed $1,720,000 of revenue and an increase in revenues at Circle Tower of $81,000.

Interest and Dividends

Interest income increased by $1,690,000 or approximately 201% to $2,528,000 for the year ended December 31, 2004 from $838,000 for the year ended December 31, 2003. The increase was the result of income from loans acquired during 2004 of $1,373,000 in our loan business segment, dividends on real estate securities of $139,000 in our real estate securities business segment, higher amounts invested in government securities and higher interest rates on the invested cash balances.

Property Operating

Property operating expenses decreased by $63,000 or approximately 7% to $786,000 for the year ended December 31, 2004 from $849,000 for the year ended December 31, 2003. The decrease was due to a decrease in professional fees of $55,000 associated with real estate tax appeals in 2003.

Real Estate Taxes

The $102,000 increase in real estate tax expense resulted from a refund received in 2003 for taxes previously paid by us with respect to the Mountaineer Mall. Exclusive of this refund, real estate tax expense remained constant.

Depreciation and Amortization

Depreciation and amortization expense increased by $281,000 or approximately 62% to $735,000 for the year ended December 31, 2004 compared to $454,000 for the year ended December 31, 2003. The increase was due to the newly acquired net lease properties.

Interest Expense

Interest expense decreased by $164,000 or 19% to $698,000 for the year ended December 31, 2004 compared to $862,000 for the year ended December 31, 2003. The decrease was due primarily to the savings of $835,000 in interest expense as a result of the repayment in full of the senior notes on October 1, 2003, partially offset by interest expense of $686,000 on new borrowings in November and December 2004.

General and Administrative Expenses

General and administrative expenses decreased by $2,769,000 or approximately 40% to $4,104,000 for the year ended December 31, 2004 from $6,873,000 for the year ended December 31, 2003. The primary cause of this decrease was the 2003 expenses related to the Gotham transaction of $2,856,000 and a $700,000 expense in 2003 related to contingency reserves. Additional savings in legal, accounting and other professional fees of $868,000 were offset by an increase in management fees of $1,431,000.

Insurance Recoveries

Insurance recoveries amounted to $1,254,000 for the year ended December 31, 2004. The insurance proceeds were recovered under the director's and officer's policy for reimbursement of legal fees expended in connection with the preferred shareholder litigation. We received $696,000 during 2004 and have included $558,000 in accounts receivable and prepaids at December 31, 2004.

Gain on Sale of Securities Available for Sale

The gain on sale of securities available for sale consists primarily of the gain on sale of Atlantic Realty stock.

Discontinued Operations

During 2004, we sold the Park Plaza Mall and VenTek for a combined sales price of $77,515,000. We recognized a net gain on disposal of these properties of $19,267,000. The sale and operations of these assets have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Results of Operations - 2003 Versus 2002

Income (Loss) from Continuing Operations

The loss from continuing operations increased by $1,178,000 to $6,575,000 for the year ended December 31, 2003 from $5,397,000 for the year ended December 31, 2002. As more fully described below, this increase is attributable to a decrease in total revenues of $777,000 and an increase in total expenses of $401,000.

Rents

Rental income increased by $44,000 or approximately 3% to $1,589,000 for the year ended December 31, 2003 from $1,545,000 for the year ended December 31, 2002. The increase was primarily due to occupancy rates increased to 89% from 81% and rental rates increased to $14.25 from $13.80 per square foot at Circle Tower.

Interest and Dividends

Interest income decreased by $821,000 or approximately 49% to $838,000 for the year ended December 31, 2003 from $1,659,000 for the year ended December 31, 2002. The decrease was the result of lower amounts invested and lower interest rates between the periods on the invested cash balances.

Property Operating

Property operating expenses decreased by $156,000 or approximately 16% to $849,000 for the year ended December 31, 2003 from $1,005,000 for the year ended December 31, 2002. The decrease was primarily due to the inclusion in 2002 of a $209,000 one-time maintenance charge.

Real Estate Taxes

Real estate taxes decreased by $114,000 due to a refund of taxes paid in a previous year.

Depreciation and Amortization

Depreciation and amortization expense increased by $50,000 or approximately 12% to $454,000 for the year ended December 31, 2003 compared to $404,000 for the year ended December 31, 2002. The increase was due to an increase in building improvements.

Interest Expense

Interest expense decreased by $532,000 or approximately 38% to $862,000 for the year ended December 31, 2003 compared to $1,394,000 for the year ended December 31, 2002. The decrease was due to the repayment in full of the senior notes on October 1, 2003.

General and Administrative Expenses

General and administrative expenses increased by $1,153,000 or approximately 20% to $6,873,000 for the year ended December 31, 2003 compared to $5,720,000 for the year ended December 31, 2002. Included in general and administrative expenses for the years ended December 31, 2003 and 2002 are approximately $2,856,000 and $2,577,000, respectively, of transaction costs related to the Gotham proposal. Such costs for 2003 included the $2,400,000 termination fee paid to Gotham Partners. During the years ended December 31, 2003 and 2002, $449,000 and $800,000, respectively, of costs related to the shareholder lawsuits were included in general and administrative expense. Also included in general and administrative expenses were $394,000 and $789,000 in 2003 and 2002, respectively, to a firm that was providing management services to VenTek. During the year ended December 31, 2003, we accrued for financial reporting purposes a $700,000 contingency. In addition, there was an increase in insurance premiums of $260,000, trustee fees of $100,000 and legal fees of $138,000.

Discontinued Operations

The operations of the Park Plaza property and VenTek were sold or ceased in 2004 and have been recorded as discontinued operations in accordance with the provisions of SFAS No. 144. During 2003, VenTek's parking equipment business was sold. A net gain on disposal of these properties of $54,000 was recognized.

Application of Critical Accounting Policies

Our most critical accounting policy relates to the evaluation of the carrying value of real estate. We evaluate the need for an impairment loss on real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

In addition, the Trust's loans are periodically evaluated for possible impairment to establish a loan loss reserve, if necessary. If a loan is experiencing difficulties, we work with the borrower to try to resolve the issues, which could include extending the loan term, making additional advances, or reducing required payments. If, in our judgment, it is determined that it is probable we will not receive all contractually required payments when they are due, the loan would be deemed impaired, and a loan loss reserve established. As of December 31, 2004, we have determined that no loan loss reserve is necessary.

Finally, estimates are used when accounting for the allowance for contingent liabilities, among others. These estimates are susceptible to change and actual results could differ from these estimates.

Recently Issued Accounting Standards

There are no accounting standards or interpretations that have been issued but not yet adopted by the Trust that we expect will have a material impact on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on our cash flows and earnings.

At December 31, 2004, we had one loan payable that had a variable interest rate. The loan payable had an outstanding balance of $53,000,000 at December 31, 2004, was obtained in November 2004 and has a three-year term. Interest on the outstanding balance accrues at the LIBOR rate plus 450 basis points. As of December 31, 2004, we have an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal from a floating LIBOR plus 4.5% (6.89% at December 31, 2004) to a fixed rate of 8.55%.

The following table shows what the effect of a change in the LIBOR rate will have on annual interest expense.

                                               Change in LIBOR
                                   ----------------------------------------
                                      1%              2%              3%
                                      --              --              --

Additional interest expense        $130,000        $260,000        $390,000

The fair value of the Trust's debt, based on discounted cash flows at current market conditions and interest rates, approximates the aggregate carrying value of the debt at December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Reports of Independent Registered Public Accounting Firms..................39&40
Combined Balance Sheets as of December 31, 2004 and 2003......................41
Combined Statements of Operations and Comprehensive Income
       for the Years Ended December 31, 2004, 2003 and 2002...................42
Combined Statements of Shareholders' Equity
       for the Years Ended December 31, 2004, 2003 and 2002...................43
Combined Statements of Cash Flows
       for the Years Ended December 31, 2004, 2003 and 2002...................44
Notes to Combined Financial Statements.....................................45-63

             Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of First Union Real Estate Equity and Mortgage Investments:

We have audited the accompanying combined balance sheet of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related combined statements of operations and comprehensive income, shareholders' equity, and cash flows for the year then ended. Our audit also included the 2004 information included in the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries at December 31, 2004, and the combined results of their operations and their combined cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2004 information included in the financial statement schedule, when considered in relation to the basic 2004 combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, MA
March 16, 2005

             Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
First Union Real Estate Equity and Mortgage Investments:

We have audited the accompanying combined balance sheet of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related combined statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.


                                        /s/ KPMG LLP

New York, New York
March 4, 2004, except for the effects of the discontinued operations described in notes 2, 8, and 18 which are as of March 16, 2005

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

                             COMBINED BALANCE SHEETS

                      (In thousands, except per-share data)

                                                                                     December 31,
                                                                                 2004            2003
                                                                               ---------       ---------
ASSETS

  Investments in real estate, at cost
    Land                                                                       $   3,929       $   6,086
    Buildings and improvements                                                    87,599          65,897
                                                                               ---------       ---------
                                                                                  91,528          71,983
    Less - accumulated depreciation                                               (4,750)        (14,102)
                                                                               ---------       ---------
               Investments in real estate, net                                    86,778          57,881

  Real estate held for sale                                                        1,379              --
  Real estate held for syndication                                                84,375              --
  Cash and cash equivalents                                                       82,559          14,924
  Restricted cash                                                                     --           2,818
  Loans receivable                                                                 8,390              --
  Accounts receivable and prepayments, net of allowance
      of $57 and $223, respectively                                                3,391           1,291
  Investments held to maturity                                                        --          68,900
  Real estate securities available for sale                                       14,734              86
  Lease intangibles, net                                                           7,205              --
  Inventory, net of reserve                                                           --             591
  Unamortized debt issue costs, net                                                1,157             214
  Other                                                                               --             133
                                                                               ---------       ---------
       TOTAL ASSETS                                                            $ 289,968       $ 146,838
                                                                               =========       =========

LIABILITIES

  Mortgage loans payable                                                       $  84,206       $  41,457
  Liabilities of real estate held for syndication                                 76,762              --
  Loan payable                                                                        44              64
  Accounts payable and accrued liabilities                                         5,615           7,654
  Dividends payable                                                                  516             516
  Deferred items                                                                      68             427
  Liabilities of real estate held for sale and discontinued operations             2,615              --
                                                                               ---------       ---------
               Total liabilities                                                 169,826          50,118
                                                                               ---------       ---------

SHAREHOLDERS' EQUITY

  Convertible Preferred Shares of Beneficial Interest, $25 per share liquidation preference, 2,300,000 shares authorized, 983,082
      outstanding                                                                 23,131          23,131
  Shares of Beneficial Interest, $1 par, unlimited authorized, 31,058,913
      outstanding                                                                 31,059          31,059

  Additional paid-in capital                                                     207,968         207,968

  Accumulated other comprehensive income                                           3,034              --

  Accumulated distributions in excess of net income                             (145,050)       (165,438)
                                                                               ---------       ---------

               Total shareholders' equity                                        120,142          96,720
                                                                               ---------       ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 289,968       $ 146,838
                                                                               =========       =========

                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

           COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                     (In thousands, except per -share data)

                                                                       Years Ended December 31,
                                                                --------------------------------------
                                                                  2004           2003           2002
                                                                --------       --------       --------
Revenues
     Rents                                                      $  3,390       $  1,589       $  1,545
     Interest and dividends                                        2,528            838          1,659
                                                                --------       --------       --------
                                                                   5,918          2,427          3,204
                                                                --------       --------       --------

Expenses
     Property operating                                              786            849          1,005
     Real estate taxes                                                66            (36)            78
     Depreciation and amortization                                   735            454            404
     Interest                                                        698            862          1,394
     General and administrative                                    4,104          6,873          5,720
                                                                --------       --------       --------
                                                                   6,389          9,002          8,601
                                                                --------       --------       --------
Other income
     Insurance recoveries                                          1,254             --             --
     Gain on sale of securities available-for-sale                 1,153             --             --
                                                                --------       --------       --------
                                                                   2,407             --             --
                                                                --------       --------       --------

Income (loss) from continuing operations                           1,936         (6,575)        (5,397)
                                                                --------       --------       --------

Discontinued operations:
     Income from discontinued operations                           1,249            619            365
     Gain on sale of discontinued operations                      19,267             54             --
                                                                --------       --------       --------
Income from discontinued operations                               20,516            673            365
                                                                --------       --------       --------

Net income (loss)                                                 22,452         (5,902)        (5,032)
     Preferred dividend                                           (2,064)        (2,064)        (2,067)
                                                                --------       --------       --------
Net income (loss) applicable to Common Shares
     of Beneficial Interest                                     $ 20,388       $ (7,966)      $ (7,099)
                                                                ========       ========       ========

Other comprehensive income
Net income (loss)                                               $ 22,452       $ (5,902)      $ (5,032)
Unrealized gain on available-for-sale securities                   3,359             --             --
Unrealized loss on interest rate derivative                         (325)            --             --
                                                                --------       --------       --------
Comprehensive income (loss)                                     $ 25,486       $ (5,902)      $ (5,032)
                                                                ========       ========       ========

Per share data - Basic:
Loss from continuing operations, net of preferred dividend      $     --       $  (0.28)      $  (0.21)
Income from discontinued operations                                 0.66           0.02           0.01
                                                                --------       --------       --------
Net income (loss) applicable to Common Shares
     of Beneficial Interest                                     $   0.66       $  (0.26)      $  (0.20)
                                                                ========       ========       ========

Diluted:
Income (loss) from continuing operations, net
     of preferred dividend                                      $     --       $  (0.28)      $  (0.21)
Income from discontinued operations                                 0.66           0.02           0.01
                                                                --------       --------       --------
Net income (loss) applicable to Common Shares
     of Beneficial Interest                                     $   0.66       $  (0.26)      $  (0.20)
                                                                ========       ========       ========

Basic Weighted-Average Common Shares                              31,059         30,885         34,807
                                                                ========       ========       ========
Diluted Weighted-Average Common Shares                            31,059         30,885         34,807
                                                                ========       ========       ========

                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

                   COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

            (In thousands, except per-share amounts)

                                 Preferred Shares of     Shares of Beneficial               Accumulated     Accumulated
                                 Beneficial Interest           Interest         Additional  Distributions      Other
                                                                                  Paid-In   in Excess of   Comprehensive
                                Shares        Amount      Shares       Amount     Capital    Net Income        Income       Total
                               ---------    ---------   ---------    ---------  ----------  -------------  -------------  ---------
Balance, January 1, 2002             985    $  23,171      34,806    $  34,806   $ 207,602    $(143,411)     $      --    $ 122,168

  Net loss before preferred
     dividend                         --           --          --           --          --       (5,032)            --       (5,032)
  Dividends paid on shares            --
     of beneficial interest
     ($0.20 per share)                --           --          --           --          --       (6,962)            --       (6,962)
  Dividends paid or accrued
     on preferred shares
     ($2.10 per share)                --           --          --           --          --       (2,067)            --       (2,067)
  Conversion of preferred
     shares                           (2)         (40)          8            8          32           --             --           --
                               ---------    ---------   ---------    ---------   ---------    ---------      ---------    ---------

Balance, December 31, 2002           983       23,131      34,814       34,814     207,634     (157,472)            --      108,107

  Net loss before preferred
     dividend                         --           --          --           --          --       (5,902)            --       (5,902)
  Dividends paid or accrued
     on preferred shares
     ($2.10 per share)                --           --          --           --          --       (2,064)            --       (2,064)
  Shares issued                       --           --       5,000        5,000       8,000           --             --       13,000
  Shares repurchased                  --           --      (8,755)      (8,755)     (7,666)          --             --      (16,421)
                               ---------    ---------   ---------    ---------   ---------    ---------      ---------    ---------

Balance, December 31, 2003           983       23,131      31,059       31,059     207,968     (165,438)            --       96,720

  Net income before
     preferred dividend               --           --          --           --          --       22,452             --       22,452
  Dividends paid or accrued
     on preferred shares
     ($2.10 per share)                --           --          --           --          --       (2,064)            --       (2,064)
  Unrealized gain on real
     estate securities
     available for sale               --           --          --           --          --           --          3,359        3,359
  Unrealized loss on interest
     rate derivative                  --           --          --           --          --           --           (325)        (325)
                               ---------    ---------   ---------    ---------   ---------    ---------      ---------    ---------

Balance, December 31, 2004           983    $  23,131      31,059    $  31,059   $ 207,968    $(145,050)     $   3,034    $ 120,142
                               =========    =========   =========    =========   =========    =========      =========    =========

                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

                        COMBINED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                            Years Ended December 31,
                                                                                 -----------------------------------------------
                                                                                    2004              2003              2002
                                                                                 -----------       -----------       -----------
Cash flows from operating activities
     Net income (loss)                                                                22,452       $    (5,902)      $    (5,032)
     Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities
            Depreciation and amortization                                              1,636             2,161             2,077
            Amortization of lease intangibles                                            153                --                --
            Impairment charge                                                             90                --                --
            Gain on disposal of real estate                                          (19,267)              (54)               --
            Straight-lining of rental income                                            (780)               --                --
            (Decrease) increase in deferred items                                       (359)              (44)               55
            Net changes in other operating assets and liabilities                         62                92             2,050
                                                                                 -----------       -----------       -----------
                Net cash provided by (used in) operating activities                    3,987            (3,747)             (850)
                                                                                 -----------       -----------       -----------

Cash flows from investing activities
     Proceeds from sale of real estate                                                33,635                --                --
     Investments in real estate                                                      (63,944)           (1,061)             (697)
     Purchase of real estate held for syndication                                     (7,613)               --                --
     Net proceeds from sale of parking business and other assets                          15                60                --
     Purchase of investments held to maturity                                             --        (1,362,734)       (1,662,806)
     Purchase of real estate securities available for sale                           (23,094)              (86)               --
     Proceeds from maturity of investments held to maturity                           68,900         1,397,808         1,674,837
     Proceeds from real estate securities available for sale                          11,806                --                --
     Decrease (increase) in restricted cash                                            2,818              (850)              147
     Purchase of loans receivable                                                    (24,540)               --                --
     Collection of loans receivable                                                   16,150                --                --
                                                                                 -----------       -----------       -----------
                Net cash provided by investing activities                             14,133            33,137            11,481
                                                                                 -----------       -----------       -----------

Cash flows from financing activities
     Decrease in loans payable                                                           (20)              (16)              (16)
     Proceeds from mortgage loan payable                                              53,000                --                --
     Debt issuance costs                                                              (1,196)               --                --
     Principal payments of mortgage loans                                               (205)             (324)             (297)
     Payment of senior notes                                                              --           (12,538)               --
     Issuance of Shares of Beneficial Interest                                            --            13,000                --
     Repurchase of Shares of Beneficial Interest                                          --           (16,421)               --
     Dividends paid on Shares of Beneficial Interest                                      --                --            (6,962)
     Dividends paid on Preferred Shares of Beneficial Interest                        (2,064)           (2,064)           (2,068)
                                                                                 -----------       -----------       -----------
                Net cash provided by (used in) financing activities                   49,515           (18,363)           (9,343)
                                                                                 -----------       -----------       -----------
     Net increase in cash and cash equivalents                                        67,635            11,027             1,288
     Cash and cash equivalents at beginning of year                                   14,924             3,897             2,609
                                                                                 -----------       -----------       -----------
     Cash and cash equivalents at end of year                                    $    82,559       $    14,924       $     3,897
                                                                                 ===========       ===========       ===========

     Supplemental Disclosure of Cash Flow Information

     Interest paid                                                               $     2,043       $     4,829       $     5,102
                                                                                 ===========       ===========       ===========
     Taxes paid                                                                  $        55       $        --       $        --
                                                                                 ===========       ===========       ===========

     Supplemental Disclosure of Non Cash Investing and Financing Activities

     Dividends accrued on Preferred Shares of Beneficial Interest                $       516       $       516       $       516
     Loan receivable in connection with the sale of parking business                      --              (133)               --
     Transfer of inventory in connection with the sale of parking business                --               158                --
     Net transfer of receivables and payables in connection with the
          sale of parking business                                                        --                19                --
     Mortgage loan and interest payable assumed in acqusition                         32,401                --                --
     Mortgage loan assumed by purchaser of property                                  (41,313)               --                --
     Liabilities of real estate held for syndication assumed in acquisition           76,762                --                --
                                                                                 -----------       -----------       -----------
                                                                                 $    68,366       $       560       $       516
                                                                                 ===========       ===========       ===========

                   See Notes to Combined Financial Statements.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. Business

First Union Real Estate Equity and Mortgage Investments is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended from time to time through April 2004 (the "Declaration of Trust"), which has as its stated principal business activity from the ownership and management of, and lending to, real estate and related investments.

The accompanying financial statements represent the combined results of the registrant, First Union Real Estate Equity and Mortgage Investments (the "Trust"), and First Union Management, Inc. ("FUMI"). Under a trust agreement, all of the outstanding shares of stock of FUMI are held for the benefit of the shareholders of the Trust. Accordingly, the financial statements of FUMI and the Trust have been combined, and the combined entity is herein after referred to as the "Trust".

Effective January 1, 2005, the Trust conducts its business through First Union REIT L.P., a Delaware limited partnership (the "Operating Partnership"). The Trust is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interest in the Operating Partnership. The transfer of interest of the Trust's assets and liabilities to the Operating Partnership had no effect on the Trust's financial statements.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The combined financial statements include the Trust, FUMI and their wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The combined financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Such estimates that are particularly susceptible to change relate to management's estimate of the impairment of real estate. In addition, estimates are used when accounting for the allowance for doubtful accounts and asset valuation for tax compliance. Actual results could differ from these estimates.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation.

Investments in Real Estate

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

Upon acquisitions of real estate, the Trust assesses the fair value of acquired assets (including land, buildings, tenant improvements and identified intangibles such as above and below market leases and acquired in-place leases in accordance with SFAS Nos. 141 and 142) and acquired liabilities, and allocates the purchase price based on these assessments. The Trust assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Real Estate Held for Syndication

Real estate acquired for the purpose of selling limited partnership interests sponsored by the Trust is classified as real estate held for syndication.

Cash and Cash Equivalents

Cash and cash equivalents include checking and money market accounts and at December 31, 2004 highly liquid investments purchased with maturities of three months or less.

Restricted Cash

Restricted cash represents cash in escrow accounts and deposits securing a letter of credit.

Loans Receivable

The Trust's policy is to record loans receivable at cost. The Trust evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the loan's effective interest rate or to the value of the collateral if the loan is collateral dependent. The interest rate on the loans receivable ranges from 5.42% to 11.81%. Interest income is recognized on an accrual basis.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Trust's best estimate of the amount of probable credit losses in the Trust's existing accounts receivable. The Trust reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Trust does not have any off-balance-sheet credit exposure related to its tenants.

Investments - Held to Maturity

Investments as of December 31, 2003 include U.S. Government Treasury Bills and Federal Home Loan Bank Discount Notes in the amount of $48,900,000. The U.S. Treasury Bills and Federal Home Loan Bank Discount Notes are classified as held-to-maturity securities and are recorded at cost. At December 31, 2003, the Trust owned $20,000,000 in interest-bearing commercial paper which is classified as held to maturity. These securities matured in January 2004.

Real Estate Securities Available for Sale

The Trust classifies investments in real estate equity securities with readily determinable fair values on the balance sheet as available-for-sale, based on the Trust's intent with respect to those securities. Accordingly, the Trust records these investments at fair value, and unrealized gains and losses are recognized through shareholders' equity, as a component of other comprehensive income. Realized gains and losses and changes for other-than-temporary impairments are included in net income. Sales of securities are recorded on the trade date and gains or losses are determined on the specific identification method.

Lease Intangibles

Upon acquisition of real estate, the Trust records intangible assets and liabilities acquired at their fair market value. The Trust amortizes identified intangible assets and liabilities over the period which the assets are expected to contribute to future cash flows of the property acquired over the terms of the applicable leases.

Unamortized Debt Issue Costs

Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt. The fair value of the cash and cash equivalents, accounts receivable, investments in government securities and commercial paper and accounts payable approximate their current carrying amounts due to their short-term nature. The fair value of the Trust's mortgage loans payable and loan payable approximate their current carrying amounts at December 31, 2004.

The Trust accounts for an interest rate swap agreement under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At inception, the Trust designated this swap as a cash flow hedge on the variable interest payments of its floating rate financing. Accordingly, the Trust records the swap at fair market value, and records changes in market value in other comprehensive income to the extent the hedge is effective. The hedge has been effective through December 31, 2004. The Trust records the net amounts receivable or payable under the swap agreement as a component of interest expense.

Revenue Recognition

The Trust accounts for its leases with tenants as operating leases with rental revenue recognized on a straight-line basis over the lease term. Tenant leases that are not triple-net leases generally provide for (i) billings of fixed minimum rental and (ii) billings of certain operating costs. The Trust accrues the recovery of operating costs based on actual costs incurred. These amounts are included in accounts receivable at December 31, 2004.

Deferred revenue is derived primarily from revenue received in advance of its due date.

Income Taxes

The Trust has qualified as a REIT under the Internal Revenue Code (the "Code"). A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income") which is distributed to its shareholders provided that at least 90% of Taxable Income is distributed and provided that such income meets certain other conditions.

The Trust's taxable subsidiaries recognize current income taxes during the period in which transactions enter into the determination of taxable income, with deferred income taxes provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as determined by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. A valuation allowance has been provided for the entire amount of deferred tax assets, which consists of FUMI's capital loss carryforwards, due to the uncertainty of realization of those deferred tax assets.

Earnings Per Share

The Trust has calculated earnings per share in accordance with SFAS No.128, "Earnings Per Share." SFAS No.128 requires that common share equivalents be excluded from the weighted-average shares outstanding for the calculation of basic earnings per share. The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per-share data):

                                                 2004           2003           2002
                                               --------       --------       --------
Basic
Income (loss) from continuing operations       $  1,936       $ (6,575)      $ (5,397)
Preferred dividend                               (2,064)        (2,064)        (2,067)
                                               --------       --------       --------
Loss from continuing operations, net of
    preferred dividend                             (128)        (8,639)        (7,464)
Income from discontinued
    operations                                   20,516            673            365
                                               --------       --------       --------
Net income (loss) applicable to Common
    Shares of Beneficial Interest              $ 20,388       $ (7,966)      $ (7,099)
                                               ========       ========       ========

Basic weighted-average Common Shares             31,059         30,885         34,807
                                               ========       ========       ========

Income (loss) from continuing operations,
    net of preferred dividend                  $  (0.00)      $  (0.28)      $  (0.21)
Income from discontinued
    operations                                     0.66           0.02           0.01
                                               --------       --------       --------
Net income (loss) per Common Share of
    Beneficial Interest                        $   0.66       $  (0.26)      $  (0.20)
                                               ========       ========       ========

Diluted
Income (loss) from continuing operations       $  1,936       $ (6,575)      $ (5,397)
Preferred dividend                               (2,064)        (2,064)        (2,067)
                                               --------       --------       --------
Loss from continuing operations, net of
    preferred dividend                             (128)        (8,639)        (7,464)
Income from discontinued
    operations                                   20,516            673            365
                                               --------       --------       --------
Net income (loss) applicable to Common
    Shares of Beneficial Interest              $ 20,388       $ (7,966)      $ (7,099)
                                               ========       ========       ========

Basic weighted-average Common Shares             31,059         30,885         34,807
Convertible Preferred Shares                         --             --             --
Stock Options                                        --             --             --
                                               --------       --------       --------
Diluted weighted-average Common
    Shares                                       31,059         30,885         34,807
                                               ========       ========       ========

Income (loss) from continuing operations,
    net of preferred dividend                  $  (0.00)      $  (0.28)      $  (0.21)
Income from discontinued
    operations                                     0.66           0.02           0.01
                                               --------       --------       --------
Net income (loss) per Common Share of
    Beneficial Interest                        $   0.66       $  (0.26)      $  (0.20)
                                               ========       ========       ========

The preferred shares, warrants and options to purchase shares of beneficial interest are anti-dilutive and are not included in the weighted-average shares outstanding for the dilutive earnings per share for 2004, 2003 and 2002.

Share Options

The Trust has accounted for stock option awards in accordance with APB No. 25 and has adopted the disclosure-only provisions of SFAS No.123, "Accounting for Stock-Based Compensation". Consequently, compensation cost has not been recognized for the share option plans except for the options granted in 1999 which had an exercise price that was less than the grant date per share market price. If compensation expense for the Trust's two share option plans had been recorded based on the fair value at the grant date for awards in previous years, consistent with SFAS No.123, the Trust's net income would be adjusted as follows (amounts in thousands, except per-share data):

                                                                    2004            2003            2002
                                                                    ----            ----            ----
Net income (loss) applicable to shares of beneficial
   interest, as reported                                        $   20,388      $   (7,966)     $   (7,099)
Effect of stock options as calculated                                   --            (126)             --
                                                                ----------      ----------      ----------
Net income (loss) as adjusted                                   $   20,388      $   (8,092)     $   (7,099)
                                                                ==========      ==========      ==========
Per share
   Basic:
      Net income (loss) applicable to shares of beneficial
            interest, as reported                               $     0.66      $    (0.26)     $    (0.20)
      Effect of stock options as calculated                             --              --              --
                                                                ----------      ----------      ----------
      Net income (loss), as adjusted                            $     0.66      $    (0.26)     $    (0.20)
                                                                ==========      ==========      ==========
   Diluted:
      Net income (loss) applicable to shares of beneficial
            interest, as reported                               $     0.62      $    (0.26)     $    (0.20)
      Effect of stock options as calculated                             --              --              --
                                                                ----------      ----------      ----------
      Net income (loss), as adjusted                            $     0.62      $    (0.26)     $    (0.20)
                                                                ==========      ==========      ==========

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No.123 (R), "Share-Based Payment", which replaces SFAS No.123 and which the Trust is required to adopt by the third quarter of 2005. The Trust will adopt SFAS No.123 (R) effective January 1, 2005. The adoption of this standard will not have a material impact on the Trust's financial statements.

In December of 2004, the FASB issued SFAS No.153, "Exchange of Nonmonetary Assets - An Amendment of APB Opinion 29". The amendments made by SFAS No.153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning June 15, 2005. The Trust does not believe the adoption of SFAS No.153 on June 15, 2005 will have a material impact on the Trust's combined financial statements.

3. The FUR Investors Transaction

On November 26, 2003, the Trust entered into a Stock Purchase Agreement with FUR Investors, LLC, an entity controlled by and partially owned by the current executive officers of the Trust. On December 31, 2003, FUR Investors LLC acquired 5,000,000 Common Shares from the Trust's shareholders pursuant to a tender offer at a price of $2.30 per share and purchased pursuant to the terms of the Stock Purchase Agreement an additional 5,000,000 newly issued Common Shares pursuant to the terms of the Stock Purchase Agreement for a price of $2.6 per share. As a result of these purchases, FUR Investors LLC acquired a total of 10,000,000 of the outstanding Common Shares, representing 32.2% of the then total outstanding Common Shares.

Pursuant to the Stock Purchase Agreement, (i) Michael L. Ashner was appointed the Chief Executive Officer of the Trust, (ii) the Trust entered into the Advisory Agreement, (iii) Mr. Ashner entered into an exclusivity agreement, and
(iv) FUR Investors, LLC entered into a covenant agreement pursuant to which it agreed not to take certain action which, among other things, would adversely impact the Trust's status as a REIT or its listing on the New York Stock Exchange. In addition, Daniel J. Altobello and Jeffrey Citrin resigned as members of the Board of Trustees, and three new trustees were appointed to the Board of Trustees.

In January 2004, the Board of Trustees approved a waiver to the ownership limitations set forth in the Trust's bylaws to permit Michael L. Ashner, the Chief Executive Officer of the Trust, to acquire up to 30,000 shares of the Trust's Preferred Shares so long as the acquisition thereof (i) is not otherwise in violation of the ownership limitations set forth in the Trust's bylaws whose purpose is to protect REIT status of the Trust and (ii) does not reduce the existing viability of the net operating loss benefits available to the Trust.

4. Loans Receivable

As of December 31, 2004, loans receivable are collateralized by equity interests in the owner of the underlying property and consist of the following (in thousands):

                                           Outstanding
                                            Principal         Accrued         Carrying
Property             Location                Balance          Interest          Amount     Interest Rate      Maturity
--------             --------                -------          --------          ------     -------------      --------
Wingate Inn          Clearwater,  FL         $ 2,789          $    12          $ 2,801     10%                February 2007
                                                                                           6.28%
63 West 38th St      New York, NY              3,000               33            3,033     (LIBOR +4%)        August 2007

536 West 28th St.                                                                          11.8125%
                     New York, NY              2,530               26            2,556     (LIBOR +9.5%)      April 2009
                                             -------          -------          -------
                                             $ 8,319          $    71          $ 8,390
                                             =======          =======          =======

As of December 31, 2004, activity related to mortgage loans is as follows (in thousands):

Balance at the beginning of the year                                   $     --
Advances made                                                            24,540
Repayments                                                              (16,150)
                                                                       --------
Balance at the end of year                                             $  8,390
                                                                       ========

5. Real Estate Securities Available for Sale

The detail of real estate securities held for sale as of December 31, 2004 is as follows (in thousands):

                                                                        Unrealized
                                      Date            Cost at         Gain (Loss) at          Balance at
          Name                      Purchased    December 31, 2004   December 31, 2004     December 31, 2004
          ----                      ---------    -----------------   -----------------     -----------------
Sizeler Property Investor, Inc.      Various         $  9,964            $  3,225               $ 13,189

Five other real estate
securities                           Various            1,411                 134                  1,545
                                                     --------            --------               --------
                                                     $ 11,375            $  3,359               $ 14,734
                                                     ========            ========               ========

6. Termination of Proposed Transaction with Gotham Partners

On February 13, 2002, the Trust entered into a definitive Agreement and Plan of Merger and Contribution, pursuant to which the Trust agreed to merge with and into Gotham Golf Corp. ("Gotham Golf"), a Delaware corporation controlled by Gotham Partners, L.P. ("Gotham Partners"), at that time the beneficial owner of 16.8% of the Trust's outstanding common shares of beneficial interest (the "Common Shares"). The proposed transaction was subject to several conditions, including the approval of the Trust's common shareholders and the obtaining of certain third- party consents. The Trust's common shareholders approved the proposed transaction by the requisite majority vote at a November 27, 2002 meeting of shareholders. However, litigation was brought with respect to the proposed transaction, resulting in the granting of an injunction preventing the proposed transaction from going forward. On June 25, 2003 the Trust entered into a Settlement, Termination and Standstill Agreement (the "Agreement") with, among others, Gotham Partners. The Agreement provided for the termination of the merger agreement regarding the merger of the Trust with Gotham Golf, the purchase by the Trust of 5,841,233 Common Shares owned by Gotham Partners and its affiliates for approximately $11,100,000 and a termination payment to Gotham Partners of $2,400,000. The Agreement also provides that neither Gotham Partners nor any affiliate will enter into or agree to enter into any form of business combination, acquisition or other transaction involving the Trust or any majority-owned affiliate for a period of five years from the date of the Agreement. The termination payment was recognized as a general and administrative expense during the year ended December 31, 2003.

7. Acquisitions

On November 18, 2004, FT-Fin Acquisition LLC ("FT-Fin"), a Delaware limited liability company wholly-owned by the Trust, acquired from Finova Capital Corporation, an unaffiliated third party, 16 triple-net leased properties containing approximately 2.5 million gross square feet. The aggregate purchase price for the properties was approximately $92,076,000 including closing adjustments and inclusive of the assumption of approximately $32,401,000 of existing first mortgage debt and accrued interest payable on certain of the properties. Additionally, FT-Fin acquired $1,674,000 of rent receivables and incurred $711,000 of debt costs. This acquisition was funded from the proceeds of a $27,000,000 loan as well as $33,480,000 in net proceeds realized from the sale of the Park Plaza property in June 2004 which were being held by a qualified intermediary to enable the Trust to acquire the properties in a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code") and cash on hand of $1,580,000. The Trust has allocated the purchase price to real estate and lease intangibles.

On November 22, 2004, the Trust acquired a 1% general partner interest, and a third party (the "Limited Partner) acquired a 99% limited partnership interest, in 5400 Westheimer Holding L.P. ("5400 Westheimer"). 5400 Westheimer, in turn, acquired an indirect 100% ownership interest in an entity that holds title to an office building located at 5400 Westheimer Court, Houston, Texas (the "Houston Property"). In order to facilitate this acquisition, the Trust made a $7,533,000 loan (the "5400 Loan") to 5400 Westheimer. The 5400 Loan bore interest at 8% per annum. Following the acquisition of the Houston Property, 5400 Westheimer made an offering to the partners of the Limited Partner that enabled them to have their interest in Limited Partner redeemed in exchange for a distribution of an equivalent interest in 5400 Westheimer and a $321,000 capital contribution per investment unit to 5400 Westheimer. In connection with the offering, the Trust offered to lend to each participating partner an amount equal to 2/3 of the total capital contribution required by such partner ($214,000 per investment unit.)

The offering was consummated on January 3, 2005 at which time the 5400 Loan, including accrued interest, was fully satisfied by the payment of $7,040,000 and the delivery to the Trust of an additional 7% limited partner interest in 5400 Westheimer, thereby resulting in the Trust holding an aggregate 8% interest in 5400 Westheimer. In addition, partners who participated in the offering and who acquired an aggregate of 25% interest in 5400 Westheimer elected to obtain loans from the Trust to satisfy their capital contributions, which loans aggregated $1,338,000 and which are secured by the 25% interest held by such limited partners in 5400 Westheimer. The loans bear interest at 12% per annum and require quarterly payments of interest only. Aggregate principal payments of $669,000 are required to be made on each January 5, 2006 and January 5, 2007, the maturity date. If all of the loans were to default, the Trust would acquire an additional 25% interest in the Houston Property.

8. Discontinued Operations

On August 1, 2003, VenTek International, Inc. ("VenTek"), an entity owned by FUMI, sold substantially all the assets of its parking ticketing equipment business to an unrelated third party for approximately $394,000. VenTek received approximately $60,000 in cash, a note receivable for approximately $91,000 and transferred approximately $243,000 in liabilities. The Trust recognized a gain for financial reporting purposes of $54,000.

On December 1, 2004, VenTek ceased all of its operations and transferred its remaining assets to VenTek Transit, Inc. ("Transit"), an entity owned by VenTek's employees. Under the agreement, Transit agreed to make a nominal payment to VenTek and is obligated to pay to VenTek a royalty equal to 5% of its annual gross revenues for each of the next five years. It is not expected that such payments will be material to the Trust's operations.

On June 22, 2004, the Trust sold the Park Plaza Mall property located in Little Rock, Arkansas for a gross sales price of $77,500,000 to a subsidiary of CBL & Associates Properties, Inc., an unaffiliated third party. In connection with this transaction, the purchaser assumed the existing indebtedness encumbering the property of approximately $41,313,000. Accordingly, net proceeds received by the Trust after giving effect to the loan assumption and closing costs were approximately $33,480,000. The Trust deposited the proceeds with a qualified intermediary, and these proceeds were used for the portfolio acquisition (as described in Note 5) in connection with a "like kind" exchange pursuant to
Section 1031 of the Code. The Trust recognized a gain for financial reporting purposes of $19,267,000.

A tenant at one of the Trust's properties has exercised its purchase option under the lease pursuant to which it will acquire the property effective May 1, 2005 for a gross sale price of approximately $2,018,000. This sale will result in a gain for financial reporting purposes of approximately $639,000.

SFAS No. 144 requires discontinued operations presentation for disposals of a "component" of an entity. In addition, the Trust reclassified its combined statement of operations and comprehensive income to reflect income and expenses for properties which became held for sale subsequent to December 31, 2003 as discontinued operations. In addition, the Trust has reclassified its combined balance sheet at December 31, 2004 to reflect assets and liabilities related to such properties as real estate held for sale and liabilities of real estate held for sale and discontinued operations.

At December 31, 2004, real estate held for sale consists of the Sherman, Texas property, which is triple-net leased to the Kroger Co. and scheduled to be sold on May 1, 2005. Other assets related to discontinued operations are summarized as follows (in thousands):

                                                         2004              2003
                                                        -------          -------
Investment in Real Estate                               $    --          $55,928
Accounts receivables and prepaids                            --              525
Inventory                                                    --              591
Unamortized debt issue costs, net                            --              214
Other                                                        --              133
                                                        -------          -------
                                                        $    --          $57,391
                                                        =======          =======

Liabilities of discontinued operations at December 31, 2004 and 2003 are summarized as follows (in thousands):

                                                          2004             2003
                                                         -------         -------
Mortgage loans payable                                   $   956         $41,457
Deferred items                                                --             402
Accounts payable and accrued expenses                      1,659           3,132
                                                         -------         -------
                                                         $ 2,615         $44,991
                                                         =======         =======

The combined results related to discontinued operations for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

                                                2004         2003         2002
                                               -------      -------      -------
Total revenues                                 $ 9,276      $14,219      $15,497
Total expenses                                   8,027       13,600       15,132
                                               -------      -------      -------
Income from discontinued operations            $ 1,249      $   619      $   365
                                               =======      =======      =======

9. Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $84,206,000 at December 31, 2004. The mortgage loan payments of principal and interest are generally due either monthly, quarterly or semi-annually. All the mortgage loans payable are collateralized by the Trust's real estate. The Trust's mortgage loan payable at December 31, 2003 was collateralized by the Park Plaza Mall and was assumed by the buyer in 2004 upon the sale of the property.

The Trust's mortgage loans payable at December 31, 2004 are summarized as follows ( in thousands):

Mortgage loan payable bearing interest of 6.45%,
      maturing on March 29, 2010                                     $12,624

Mortgage loan payable bearing interest of 7.5%,
      maturing on July 1, 2011                                         7,402
Mortgage loan payable bearing interest of 6.71%,
      maturing on November 1, 2010                                    11,180

Mortgage loan payable bearing interest of LIBOR
      plus 4.5%, maturing on November 18, 2007                        53,000 (1)
                                                                     -------

                                                                     $84,206
                                                                     =======

(1) The mortgage loan payable bears interest at LIBOR plus 450 basis points. As a result of the Trust entering into an interest rate swap agreement in the notional amount of $40,000,000, the Trust has effectively converted the interest rate from a floating rate to a fixed rate of 8.55%. The remaining principal amount of $13,000,000 remains variable at LIBOR plus 4.5% (which equated to a rate of 6.89% at December 31, 2004).

As of December 31, 2004, the principal repayments required for the next five years and thereafter are as follows (in thousands):

2005                                                                     $ 5,827
2006                                                                       6,167
2007                                                                      55,312
2008                                                                       5,438
2009                                                                       5,815
Thereafter                                                                 5,647
                                                                         -------

Total                                                                    $84,206
                                                                         =======

10. Insurance Recoveries

Insurance recoveries of $1,254,000 represent proceeds recovered under the directors' and officers' policy for reimbursement of legal fees expended in connection with a prior preferred shareholder litigation. The Trust received $696,000 during 2004 and the remainder is included in accounts receivable and prepaids.

11. Senior Notes

The Trust had approximately $12,500,000 of 8-7/8% Senior Notes outstanding at December 31, 2003. The Senior Notes were paid on October 1, 2003.

12. Convertible Preferred Shares of Beneficial Interest

In October 1996, the Trust issued $57,500,000 of Series A cumulative convertible redeemable preferred shares of beneficial interest ("Series A Preferred Shares"). The 2,300,000 Series A Preferred Shares were issued at a par value of $25 per share and are each currently convertible into 4.92 Common Shares. The distributions on the Series A Preferred Shares are cumulative and equal to the greater of $2.10 per share (equivalent to 8.4% of the liquidation preference per annum) or the cash distributions on the Common Shares of beneficial interest into which the Series A Preferred Shares are convertible (determined on each of the quarterly distribution payment dates for the Series A Preferred Shares). The Series A Preferred Shares may not be redeemed for cash. The Series A Preferred Shares are redeemable at the option of the Trust at the conversion rate of one Series A Preferred Share for 4.92 Common Shares. The Trust may exercise its option only if for 20 trading days within any period of 30 consecutive trading days, the closing price of the Common Shares of beneficial interest on the New York Stock Exchange equals or exceeds the conversion price of $5.0824 per Common Share.

In December 2002, a total of 1,718 shares of Series A Preferred Shares were converted to 8,449 Common Shares.

13. Warrants to Purchase Shares of Beneficial Interest

In November 1998, the Trust issued 500,000 warrants that allow a third party to purchase 500,000 Common Shares at $10 per share. The current exercise price of the warrants is $8.37 per Common Share. The warrants expire in November 2008. The Trust issued the warrants as part of the consideration for various services provided to the Trust.

14. Share Repurchase

The Board of Trustees of the Trust authorized a share repurchase program in July 2003. The plan allows the Trust to purchase up to $10,000,000 of its Common and Preferred Shares in the market or through private transactions. Through December 31, 2004, the Trust repurchased and retired 2,914,215 Common Shares under this plan for approximately $5,300,000. See Note 4 for additional repurchases of Common Shares in connection with the settlement of the Gotham transaction.

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

The activity of this plan is summarized for the years ended December 31 in the following table:

                                     2004        Weighted          2003    Weighted          2002        Weighted
                                    Shares        Average         Shares    Average         Shares        Average
                                 --------------------------------------------------------------------------------
Share options granted                   --             --        100,000      $2.23             --             --
Share options cancelled                 --             --             --         --             --             --
Share options expired                   --             --             --         --             --             --
Restricted shares granted               --             --             --         --             --             --
Restricted shares cancelled             --             --             --         --             --             --

Additional shares reserved              --             --             --         --             --             --
Available share options
    and restricted shares        3,407,196             --      3,407,196         --      3,507,196             --

In December 2003, the then members of the Board of Trustees granted 100,000 options under the Long Term Incentive Performance Plan to a Trustee of the Trust and the then Interim Chief Executive Officer and Interim Chief Financial Officer. See Note 18. Each option has an exercise price of $2.23. 50,000 of the options are exercisable from and after June 16, 2004 and 50,000 are exercisable from and after December 16, 2004 and expire on December 16, 2013. None of the options have been exercised, cancelled or repaid. The fair value of the option grant was estimated on the date of the grant utilizing the Black-Scholes option valuation model with the following assumptions: expected life - 10 years; risk-free interest rate - 5%; volatility - .35. Utilizing the assumptions, the fair value of the options granted at the date of the grant was $126,000.

Trustee Share Option Plan

In 1999, the shareholders approved a share option plan for members of the Board of Trustees. This plan provides compensation in the form of Common Shares and options to acquire Common Shares for certain eligible Trustees who were not employees of the Trust. A total of 500,000 Common Shares were authorized under this plan.

The eligible Trustees serving on the Board in May 1999 were granted the lesser of 2,500 shares or the number of shares having a market price of $12,500 as of the grant date. Seven Trustees each received 2,500 shares; two Trustees later resigned in 1999 and forfeited their shares. The remaining shares vested and became non-forfeitable in December 2000.

Each eligible Trustee who invests a minimum of $5,000 in shares in a Service Year, as defined in the plan, will receive options, commencing in the year 2000, to purchase four times the number of shares that he has purchased. Shares purchased in excess of $25,000 in a Service Year will not be taken into account for option grants. The option prices will be the greater of fair market value on the date of grant or $6.50 for half of the options, and the greater of fair market value or $8.50 for the other half of the options. The option prices will be increased by 10% per annum beginning May 2000 and decreased by dividend distributions on Common Shares made after November 1998. The options vest and become exercisable one year after being granted. Each of the current eligible Trustees has waived his right to receive options under this plan for purchases made in 2004.

At December 31, 2003, there were 8,000 exercisable options outstanding which had a weighted-average exercise price of $8.49 and a two-year remaining life. At December 31, 2004, the 8,000 options outstanding had a weighted-average unit price of $8.49 and a one-year remaining life.

16. Federal Income Taxes

The Trust has made no provision for regular current or deferred federal and state income taxes on the basis that it operates in a manner intended to enable it to continue to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum distributions requirements. As of December 31, 2004, the Trust has net operating loss carryforwards of $47,300,000 which will expire from 2019 through 2023. In connection with the February 28, 2005 issuance of the Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (see Note 23), the Trust's net operating loss carryforwards will be subject to annual limitations pursuant to Section 382 of the Code. The Trust also has capital loss carryforwards of $12,300,000 as of December 31, 2004 which will expire from 2006 through 2007. The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes. Such items resulted in a net decrease in income for tax reporting purposes of approximately $19,700,000 in 2004, a net increase of $1,800,000 in 2003 and a net decrease of $3,600,000 in 2002.

The Trust owns stock in a corporation that has elected to be treated for federal income tax purposes as a taxable REIT subsidiary ("TRS"). To continue to qualify as a REIT, the value of the TRS stock cannot exceed 20% of the value of the Trust's total assets; at December 31, 2004 the TRS did not exceed 20% of the value of the Trust's total assets. A TRS is taxable on its net income at regular corporate tax rates. Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as determined by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. A valuation allowance has been provided for the entire amount of deferred tax assets, which consists of FUMI's net operating loss carryforwards, due to the uncertainty of realization of the deferred tax assets. FUMI has net operating loss carryforwards of $10,100,000 which will expire from 2009 through 2023. The Trust is currently exploring a business combination with FUMI which would enable the Trust to utilize all or a portion of these loss carryforwards. The Trust and FUMI do not file consolidated tax returns.

As of December 31, 2004, net investment in real estate for tax reporting purposes after accumulated depreciation was approximately $74,810,000 as compared to financial reporting purposes of approximately $86,778,000.

The 2004, 2003 and 2002 cash dividends per Series A Preferred Share for individual shareholders' income tax purposes was as follows:

                                              Capital Gains
                                       -------------------------------
                                                        Unrecaptured
                  Ordinary                              Section 1250        Nontaxable              Total
                  Dividends            20% Rate        Gain (25% Rate)    Distributions       Dividends Paid
                  ---------            --------        ---------------    -------------       --------------
2004                $2.10                $  --              $  --              $  --                $2.10

2003                   --                   --                 --               2.10                 2.10

2002                   --                   --                 --               2.10                 2.10

The 2004, 2003 and 2002 cash dividends per Common Share of Beneficial Interest for individual shareholder's income tax purposes was as follows:

                                              Capital Gains
                                       -------------------------------
                                                        Unrecaptured
                  Ordinary                              Section 1250        Nontaxable              Total
                  Dividends            20% Rate        Gain (25% Rate)    Distributions       Dividends Paid
                  ---------            --------        ---------------    -------------       --------------
2004                $  --                $  --              $  --              $  --                $  --

2003                   --                   --                 --                 --                   --

2002                   --                   --                 --               0.20                 0.20

17. Legal Proceedings

Peach Tree Mall Litigation

The Trust, as one plaintiff in a consolidated action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. On March 4, 2005, the court approved the settlement of this matter pursuant to which the State of California has agreed to pay the Trust $11,000,000. Payment of the settlement remains subject to legislative appropriation. It is expected that the funding for this settlement will be incorporated in the State of California's budget for its 2005-2006 fiscal year at which time the Trust will recognize the settlement as income. In connection with the settlement, the parties will exchange mutual releases.

Indemnity to Imperial Parking Limited

In 1999, Newcourt Financial Ltd. ("Newcourt") brought a claim in Ontario, Canada against FUMI and Imperial Parking Limited, then a subsidiary of FUMI, alleging a breach of a contract between FUMI and Newcourt's predecessors-in-interest, Oracle Credit Corporation and Oracle Corporation Canada, Inc. The Trust's affiliate and Imperial Parking Limited brought a separate action in British Columbia, Canada against Newcourt, Oracle Credit Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's Board of Trustees and the Imperial Parking Limited's Board of Directors. On March 27, 2000, in connection with the spin-off of Imperial Parking Corp. of Canada ("Imperial Parking") (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust gave an indemnity to Imperial Parking Corporation in respect to damages arising from the outstanding actions.

On March 1, 2005, the Trust settled all claims involved in this matter by paying $800,000 to Newcourt which was fully reserved at December 31, 2004.

18. Business Segments

At December 31, 2004, the Trust operates in three business segments: (i) ownership of real estate operating properties (the "Operating Properties"), (ii) ownership of loans receivable ("Loans") and (iii) ownership and trading of real estate securities ("Real Estate Securities"). One component of management's performance evaluation is based upon net operating income. With respect to Operating Properties, net operating income is property rent less property operating expense, and real estate taxes. The Trust's other assets ("Other") consist primarily of cash and cash equivalents, investments held to maturity, deferred issue costs for loans payable and real estate held for syndication. All intercompany transactions between segments have been eliminated. Revenues and expenses from discontinued operations have been excluded from the segment presentation (see table of business segments). At

December 31, 2003, the Trust had operations in two business segments, operating properties and transit ticket manufacturing, one of which was discontinued in 2004.

Business Segments (in thousands)

                                                  2004          2003          2002
                                                --------      --------      --------
Rents and Other
   Operating Properties                         $  3,390      $  1,478      $  1,379
   Loans                                           1,373            --            --
   Real Estate Securities                          1,443            --            --
                                                --------      --------      --------
                                                   6,206         1,478         1,379
                                                --------      --------      --------

Less - Operating Expenses
   Operating Properties                              786           734           719
                                                --------      --------      --------
                                                     786           734           719
                                                --------      --------      --------

Less - Real Estate Taxes
   Operating Properties                               66            90            90
                                                --------      --------      --------
                                                      66            90            90
                                                --------      --------      --------

Net Operating Income
   Operating Properties                            2,138           654           570
   Loans                                           1,373            --            --
   Real Estate Securities                          1,443            --            --
                                                --------      --------      --------
                                                   4,954           654           570
                                                --------      --------      --------

Less - Depreciation and Amortization                 735           454           404

Less - Interest Expense                              698           862         1,394

Corporate Income (Expense)
    Interest and dividends                         1,969           838         1,659
    General and administrative                    (4,104)       (6,873)       (5,720)
    Other income (expense)                           150           122          (108)
                                                --------      --------      --------

Income (loss) from continuing operations        $  1,936      $ (6,575)     $ (5,397)
                                                ========      ========      ========

Income from discontinued operations                1,249           619           365
   Gain on sale of discontinued operations        19,267            54            --
                                                --------      --------      --------
   Income from discontinued operations (1)        20,516           673           365
                                                --------      --------      --------

Net income (loss)                               $ 22,452      $ (5,902)     $ (5,032)
                                                ========      ========      ========

Capital Expenditures
   Operating Properties                         $  2,018      $    134      $    314
                                                --------      --------      --------
                                                $  2,018      $    134      $    314
                                                ========      ========      ========

                                                  2004          2003          2002
                                                --------      --------      --------
Identifiable Assets
   Operating Properties                         $ 95,540      $ 59,684      $ 60,832
   VenTek                                             --         1,110         2,131
   Loans                                           8,390            --            --
   Real Estate Securities                         14,734            --            --
   Other                                         171,304        86,044       108,862
                                                --------      --------      --------

Total Assets                                    $289,968      $146,838      $171,825
                                                ========      ========      ========

(1) The results of VenTek, the Park Plaza property and the Sherman, Texas property have been classified as discontinued operations.

19. Minimum Rents

Future minimum lease payments scheduled to be received under noncancellable operating leases are as follows (amounts in thousands):

      2005                                                               $15,171
      2006                                                                14,805
      2007                                                                14,632
      2008                                                                14,459
      2009                                                                14,559
Thereafter                                                                19,895
                                                                         -------
                                                                         $93,521
                                                                         =======

The Trust has three tenants that occupy 50%, 22% and 20% of its rentable square footage at its properties and three tenants that contributed 26%, 17% and 11% of the base rental revenue of the Trust, respectively, for the year ended December 31, 2004.

20. Related-Party Transactions

The Trust paid fees of $209,000, $521,000 and $498,000 for the years ended December 31, 2004, 2003 and 2002, respectively, to the Real Estate Systems Implementations Group, LLC ("RE Systems") for financial reporting and advisory services. The managing member of this firm assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000, and Interim Chief Executive Officer in January 2003. In addition, he became a Trustee of the Trust in June 2003. He resigned as Interim Chief Executive Officer and Interim Chief Financial Officer on December 31, 2003 and resigned as trustee on April 15, 2004.

Radiant Partners, LLC ("Radiant") provided asset management services to the Trust's remaining real estate assets. For the years ended December 31, 2004, 2003 and 2002, the Trust paid fees to Radiant of $150,000, $300,000 and $300,000, respectively. The principals of Radiant were formerly executive officers of the Trust. Effective February 4, 2004, the Trust entered into a termination agreement with Radiant pursuant to which Radiant ceased providing asset management services, but provided transition services through April 30, 2004.

The affairs of the Trust and its subsidiaries are administered by FUR Advisors pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") dated December 31, 2003 between the Trust and FUR Advisors, which agreement was negotiated and approved by the Board of Trustees of the Trust prior to the acquisition by FUR Investors, LLC of its interest in the Trust. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing, or arranging for the provision of, asset management services to the Trust and coordinating with the Trust's property managers and shareholder transfer agent. Pursuant to the terms of the Advisory Agreement, for providing these services, FUR Advisors is entitled to the following fees: (i) an asset management fee of 1% of the gross asset value of the Trust up to $100 million, ..75% of the gross asset value of the Trust between $100 million and $250 million, .625% of the gross asset value of the Trust between $250 million and $500 million and .50% of the gross asset value of the Trust in excess of $500 million; (ii) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board; (iii) loan servicing fees not exceeding commercially reasonable rates (approved by a majority of the independent Trustees) for providing administrative and clerical services with respect to loans made by the Trust to third parties; and (iv) an incentive fee equal to 20% of all distributions to holders of common shares after December 31, 2003 in excess of (x) $71.3 million, increased by the net issuance price of all shares issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. In addition, FUR Advisors is entitled to be reimbursed for up to $100,000 per annum for the costs associated with the employment of one or more asset managers. During the fourth quarter 2004, in light of the net-lease nature of the portfolio acquired from Finova Capital Corporation, FUR Advisors proposed to the Board of Trustees that the asset management fee be reduced for the portion of the net lease portfolio that was subject to leverage to .25% of the gross asset value. The Board of Trustees agreed to the reduction.

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

The following table sets forth the fees and reimbursements paid by the Trust for the year ended December 31, 2004 to FUR Advisors and Kestrel Management L.P. (in thousands):


                  Asset Management Fee (1)      $1,420
                  Loan Servicing Fee (1)             9
                  Property Management (2)           42
                  Reimbursement (1)                100

      (1)   FUR Advisors
      (2)   Kestrel Management L.P.

21. Contingencies

Revenue Canada has made inquiries of Imperial Parking Corp. of Canada ("Imperial Parking") relating to deductions taken by Imperial Parking at the time it was owned by FUMI. It is possible that if these deductions are ultimately disallowed that Imperial Parking could make a claim for indemnification on any amounts owed to Revenue Canada. Although FUMI is required to indemnify Imperial Parking for certain damages, it is not possible to determine at this time if FUMI would be required to indemnify Imperial Parking for these damages. As a result, the Trust has reserved certain amounts for expenses related to this matter which it believes it will incur.

22. Quarterly Results of Operations (unaudited)

The following is an unaudited condensed summary of the combined results of operations by quarter for the years ended December 31, 2004 and 2003. In the opinion of the Trust and FUMI, all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

                                                                                  Quarters Ended
                                                           -----------------------------------------------------------
                                                            March 31         June 30       September 30    December 31
                                                           ----------       ----------     ------------    -----------

(In thousands, except per-share data and footnote)
2004

Revenues                                                   $      594       $    1,089      $    1,349       $ 2,886
                                                           ==========       ==========      ==========       =======
Net income (loss)                                          $     (205)      $   20,446      $    1,718       $   493
                                                           ==========       ==========      ==========       =======
Net income (loss) applicable to Common Shares of
   Beneficial Interest                                     $     (721)      $   19,930      $    1,202       $   (23)
                                                           ==========       ==========      ==========       =======
Per share
   Net income (loss) applicable to Common Shares of
   Beneficial Interest, basic                              $    (0.02)      $     0.64      $     0.04       $  0.00
                                                           ==========       ==========      ==========       =======
   Net income (loss) applicable to Common Shares of
   Beneficial Interest, diluted                            $    (0.02)      $     0.64      $     0.04       $  0.00
                                                           ==========       ==========      ==========       =======
2003

Revenues                                                   $      599       $      713      $      552       $   563
                                                           ==========       ==========      ==========       =======
Net loss                                                   $   (1,032)      $   (3,122)(1)  $     (729)      $(1,019)
                                                           ==========       ==========      ==========       =======
Net loss applicable to Common Shares of Beneficial
   Interest                                                $   (1,548)      $   (3,638)     $   (1,245)      $(1,535)
                                                           ==========       ==========      ==========       =======
Per share
   Net loss applicable to Common Shares of Beneficial
   Interest, basic                                         $    (0.04)      $    (0.11)     $    (0.04)      $ (0.06)
                                                           ==========       ==========      ==========       =======
   Net loss applicable to Common Shares of Beneficial
   Interest, diluted                                       $    (0.04)      $    (0.11)     $    (0.04)      $ (0.06)
                                                           ==========       ==========      ==========       =======

(1) Includes the $2,400,000 termination fee paid in connection with the Gotham transaction.

23. Subsequent Events

Chicago Office Properties

On March 16, 2005, the Trust entered into an agreement with two unaffiliated private individuals, which agreement amended and restated in its entirety a prior agreement entered into on February 15, 2005. As amended, the agreement provides as follows: (i) the Trust will make secured mezzanine loans with respect to 23 properties in an amount equal to 49% of the equity in the properties, with an option to make an additional advance increasing its funding to 60% of the equity of the properties; (ii) the Trust will make secured mezzanine loans with respect to three properties in an amount equal to 60% of the equity in the properties; (iii) the Trust will have an option to make secured mezzanine loans with respect to five properties in an amount equal to 49% of the equity in the properties, with an option to make an additional advance increasing its funding to 60% of the equity of the properties; and (iv) the Trust will acquire a participating equity interest in each property owner which will entitle us to share in certain distributions from capital proceeds in excess of its current return. The loans will bear interest at 7.65%, require monthly payments of interest only and have a seven-year maturity. The loans may be converted into an equity interest in the applicable borrower after one year at the Trust's request or three years at the option of the borrower.

Substantially all of the properties are located in the Chicago, Illinois metropolitan and suburban area. The aggregate principal amount of the loans to be made by us is expected to be approximately $80,000,000 which is expected to be provided from the Trust's reserves. The transaction is subject to the Trust's satisfactory completion of its due diligence review and customary closing conditions. If consummated, it is expected that the transaction will close during the second quarter of 2005. There can be no assurance that this transaction will be consummated or, if consummated, on the terms presently negotiated.

Common Share Issuance

On February 17, 2005, the Trust sold to Kimco Realty Corporation 1,000,000 of its Common Shares for an aggregate purchase price of $4,000,000. The sale of the shares was made in a private transaction under Regulation D of the Securities Act of 1933, as amended. The Trust incurred no underwriting costs in connection with this sale.

Series B-1 Preferred Share Issuance

On February 28, 2005, the Trust sold to a number of institutional investors, through a private offering, 3,640,000 shares of its newly designated B-1 Cumulative Convertible Redeemable Preferred Shares (the "Series B-1 Shares") for $91,000,000 in gross proceeds. The Trust incurred a total of $4,800,000 of underwriting and placement agent fees to unaffiliated third parties in connection with this issuance. The Series B-1 Shares will be entitled to cumulative dividends at a minimum rate of 6.5% and will be convertible into common stock at a conversion price of $4.50, subject to anti-dilution adjustments. If fully converted, the Series B-1 Shares would represent approximately 38.7% of the outstanding Common Shares (based on the number of Common Shares outstanding at February 28, 2005).

Winn-Dixie Bankruptcy

On February 22, 2005, Winn-Dixie Stores, Inc., the tenant at the Trust's Jacksonville, Florida property, filed for protection under Chapter 11 of the United States Bankruptcy Code. The Trust has not received notification as to whether Winn-Dixie will assume or reject its lease. If it elects to reject its lease, the lease will be terminated and the Trust will become responsible for all costs associated with the property. If the lease is rejected, the Trust will seek to re-tenant or sell the property. Until such time as Winn-Dixie makes its election, all rents (annually, approximately $1,500,000) and other payments due under the lease from and after the date of Winn-Dixie's bankruptcy filing are required to be paid.

Circle Tower Loan

On March 17, 2005, the Trust obtained a $4,600,000 loan from Nomura Credit & Capital, Inc., an unaffiliated third-party lender, which is secured by the Trust's Indianapolis, Indiana property. The loan bears interest at 5.82%, requires monthly payments of principal and interest of $54,000 and is scheduled to mature on April 11, 2015, at which time the outstanding principal balance is expected to be approximately $3,831,000. The Trust received net proceeds from this loan, after satisfying closing costs, of approximately $4,387,000.

Purchase Contract for Amherst, New York Property

On March 21, 2005, the Trust entered into an agreement to acquire two office building properties in Amherst, New York with an aggregate of 200,000 square feet. The properties are net leased to, and serve as the East Coast Headquarters of, Ingram Micro, Inc. The contract purchase price for the properties is approximately $22 million. The acquisition is subject to the Trust's due diligence review. If consummated, it is expected that the transaction will close during the second quarter of 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During our fiscal year ended December 31, 2004 and through the date of this report, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to Deloitte & Touche LLP's satisfaction, as applicable, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such year.

During our fiscal year ended December 31, 2003 and through the date of this report, there were no disagreements with KPMG LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to KPMG LLP's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such year.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of
1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

All information that we were required to report in a Current Report on Form 8-K during the fourth quarter of 2004 was reported in a Current Report on Form 8-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE TRUST.

      (a) Directors.

      "Election of Trustees" presented in our 2005 Proxy Statement to be filed is incorporated herein by reference.

      (b) Executive Officers.

      "Executive Officers" as presented in our 2005 Proxy Statement to be filed is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      "Compensation of Trustees" and "Executive Compensation", presented in our 2005 Proxy Statement to be filed are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      "Security Ownership of Trustees, Officers and Others" presented in our 2005 Proxy Statement to be filed is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Certain Transactions and Relationships" presented in our 2005 Proxy Statement to be filed is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      "Principal Accountant Fees and Services" presented in our 2005 Proxy Statement to be filed is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

      (1) Financial Statements:

            Reports of Independent Registered Public Accounting Firms on pages 39 & 40 of Item 8.

            Combined Balance Sheets - December 31, 2004 and 2003 on page 41 of
            Item 8.

            Combined Statements of Operations and Comprehensive Income - For the Years Ended December 31, 2004, 2003 and 2002 on page 42 of Item 8.

            Combined Statements of Shareholders' Equity - For the Years Ended December 31, 2004, 2003 and 2002 on page 43 of Item 8.

            Combined Statements of Cash Flows - For the Years Ended December 31, 2004, 2003 and 2002 on page 44 of Item 8.

            Notes to Combined Financial Statements on pages 45 through 63 of
            Item 8.

      (2) Financial Statement Schedules:

            Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.

            Schedule III - Real Estate and Accumulated Depreciation.

            All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibits.

Exhibit                                             Description                                            Page Number
-------                                             -----------                                            -----------
3.1            Bylaws of Trust as amended                                                                      (a)

3.2            Certificate of Amendment to Amended and Restated Declaration of Trust as of March 6, 2001       (b)

3.3            Amendments to Amended and Restated Declaration of Trust dated April 15, 2004                    (f)

3.4            By-Law Amendments                                                                               (p)

4.1            Form of certificate for Shares of Beneficial Interest                                           (c)

4.2            Certificate of Designations relating to Trust's Series A Cumulative Redeemable                  (d)
               Preferred Shares of Beneficial Interest

4.3            Warrant to purchase 500,000 shares of Beneficial Interest of Trust                              (a)

4.4            Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005          (k)

4.5            Certificate of Designations relating to Trust's Series B-1 Cumulative Convertible
               Redeemable Preferred Shares of Beneficial Interest                                              (p)

10.1           1999 Trustee Share Option Plan                                                                  (e)

10.2           1999 Long Term Incentive Performance Plan                                                       (e)

10.3           Indemnification Agreement with Neil Koenig, dated as of April 29, 2002                          (g)

10.4           Stock Purchase Agreement between First Union Real Estate Equity and Mortgage                    (h)
               Investments and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase
               Agreement"), including Annex A thereto, being the list of Conditions to the Offer.

10.5           Guaranty of Michael L. Ashner, Guarantor, dated November 26, 2003, in favor of First            (h)
               Union Real Estate Equity and Mortgage Investments, Guarantee, in the form provided as Annex F to the Stock Purchase Agreement.

10.6           Advisory Agreement between First Union Real Estate Equity and Mortgage Investments              (h)
               and FUR Advisors, LLC.

10.7           Exclusivity Services Agreement between First Union Real Estate Equity and Mortgage              (h)
               Investments and Michael L. Ashner.

10.8           Covenant Agreement between First Union Real Estate Equity and Mortgage Investments              (h)
               and FUR Investors, LLC.

10.9           Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank                  (j)
               National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the
               Arranger

10.10          Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association             (j)

10.11          Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin                       (j)
               Acquisition LLC to Keybank National Association

10.12          Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and                  (j)
               Mortgage Investments in favor of Keybank National Association, as the agent.

10.13          Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First                (j)
               Union Real Estate Equity and Mortgage Investments in favor of Keybank National
               Association, as the agent.

10.14          Amended and Restated Omnibus Agreement, dated March16, 2005, among Gerald Nudo,                 (n)
               Laurence Weiner and First Union REIT L.P.

10.15          Securities Purchase Agreement, dated February 16, 2005, between First Union Real                (o)
               Estate Equity and Mortgage Investments and Kimco Realty Corporation

10.16          Securities Purchase Agreement, dated February 25, 2005, between First Union Real                (p)
               Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and
               the Investors named therein

10.17          Registration Rights Agreement, dated February 28, 2005, between First Union Real                (p)
               Estate Equity and Mortgage Investments and the Investors named therein

10.18          Investor Rights Agreement, dated February 28, 2005, between First Union Real Estate             (p)
               Equity and Mortgage Investments and the Investors named therein

10.19          Purchase and Sale Agreement, dated March 10, 2005, between Amherst Investors                    (q)
               Business Trust and Micron Realty LLC

10.20          Assignment of Purchase and Sale Agreement, dated March 21, 2005, between Micron                 (q)
               Realty LLC and First Union Real Estate Equity and Mortgage Investments

16             Letter from KPMG                                                                                (i)

21             List of Subsidiaries                                                                             *

23.1           Consent of Independent Registered Public Accounting Firm                                         *

23.2           Consent of Independent Registered Public Accounting Firm                                         *

24             Power of Attorney                                                                                *

31             Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                         *

32             Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                          *

* filed herewith

(a)   Incorporated by reference to the Trust's 1998 Form 10-K
(b)   Incorporated by reference to the Trust's 2000 Form 10-K
(c) Incorporated by reference to the Trust's Registration Statement on Form S-3 No. 33-2818
(d)   Incorporated by reference to the Trust's Form 8-K dated October 24, 1996
(e) Incorporated by reference to the Trust's 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(f)   Incorporated by reference to the Trust's March 31, 2004 Form 10-Q
(g)   Incorporated by reference to the Trust's 2002 Form 10-K
(h)   Incorporated by reference to the Trust's Form 8-K dated November 26, 2003
(i)   Incorporated by reference to the Trust's Form 8-K dated March 2, 2004
(j)   Incorporated by reference to the Trust's Form 8-K dated November 18, 2004
(k)   Incorporated by reference to the Trust's Form 8-K dated January 1, 2004
(n)   Incorporated by reference to the Trust's Form 8-K dated March 18, 2005
(o)   Incorporated by reference to the Trust's Form 8-K dated February 17, 2005
(p)   Incorporated by reference to the Trust's Form 8-K dated March 2, 2005
(q)   Incorporated by reference to the Trust's Form 8-K dated March 23, 2005

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

                                               FIRST UNION REAL ESTATE EQUITY
                                               AND MORTGAGE INVESTMENTS


Dated: March 30, 2005                          By: /s/ Michael L. Ashner
                                                   -----------------------------
                                                   Michael L. Ashner
                                                   Chief Executive Officer


Dated: March 30, 2005                          By: /s/ Thomas Staples
                                                   -----------------------------
                                                   Thomas Staples
                                                   Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                   Title                      Date
--------------------------             -------                    --------------


/s/ Michael L. Ashner                  Trustee                    March 30, 2005
---------------------


/s/ Peter Braverman                    Trustee                    March 30, 2005
-------------------


Bruce R. Berkowitz
Arthur Blasberg, Jr.
Howard Goldberg                        Trustee                    March 30, 2005


By: /s/ Peter Braverman
    -------------------
    Peter Braverman,
    as attorney-in fact

                Report of Independent Registered Accounting Firm

To the Board of Trustees and Shareholders
First Union Real Estate Equity and Mortgage Investments:

Under date of March 4, 2004, except for the effects of the discontinued operations described in notes 2, 8, and 18 which are as of March 16, 2005, we reported on the combined balance sheet of First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries (the Company) as of December 31, 2003, and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period then ended, which is included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned combined financial statements, we also audited the related financial statement schedule for the years ended December 31, 2003 and 2002 listed under Item 15(a)(2) on page 66. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              /s/ KPMG LLP

New York, New York
March 4, 2004, except for the effects of the discontinued operations described in notes 2, 8, and 18 which are as of March 16, 2005

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 2004
                             (amounts in thousands)

                                                                                                 Cost capitalized
                                                                                                   subsequent to
                                                                Initial Cost to Registrant          acquistion
                                                            ------------------------------------------------------
                                               Mortgage                    Land   Building and   Land/Building and
Description    Location          Location    Encumbrances     Land       Estates  Improvements     Improvements
------------------------------------------------------------------------------------------------------------------
Continuing Operations:

Office         Orlando           FL                  0           0           0        17,248               0
Office         Plantation        FL             12,624           0           0         8,915               0
Office         Churchill         PA                  0           0           0        23,834               0
Office         Indianapolis      IN                  0         270           0         1,609           6,310


                                             ---------------------------------------------------------------------
                                                12,624         270           0        51,607           6,310
                                             ---------------------------------------------------------------------

Retail         Athens            GA              1,036           0           0         3,669               0
Retail         Atlanta           GA              1,220           0           0         4,633               0
Retail         Louisville        KY                928           0           0         2,722               0
Retail         Lafayette         LA                841           0           0             0               0
Retail         St. Louis         MO              1,092           0           0           990               0
Retail         Biloxi            MS              1,032           0           0           851               0
Retail         Greensboro        NC                953           0           0         3,797               0
Retail         Knoxville         TN              1,009           0           0         2,121               0
Retail         Memphis           TN              1,036           0           0           760               0
Retail         Denton            TX              1,036           0           0         1,574               0
Retail         Seabrook          TX                996           0           0         1,393               0

                                             ---------------------------------------------------------------------
                                                11,179           0           0        22,510               0
                                             ---------------------------------------------------------------------

Other          Jacksonville      FL              7,402       2,166           0         8,665               0
Other (1)                                       53,000           0           0             0               0
                                             ---------------------------------------------------------------------
                                                60,402       2,166           0         8,665               0
                                             ---------------------------------------------------------------------

                                             ---------------------------------------------------------------------
Total from Continuing Operations                84,206       2,436           0        82,782           6,310
                                             ---------------------------------------------------------------------

Discontinued Operations:

                                             ---------------------------------------------------------------------
Retail         Sherman           TX                956           0           0           820               0
                                             ---------------------------------------------------------------------

                                             ---------------------------------------------------------------------
TOTALS                                          85,162       2,436           0        83,602           6,310
                                             =====================================================================

                                                                As of December 31, 2004
                                             ------------------------------------------------------------
                                                           Land   Building and               Accumulated       Date
Description    Location          Location    Land        Estates  Improvements      Total    Depreciation    Acquired       Life
---------------------------------------------------------------------------------------------------------------------------------
Continuing Operations:

Office         Orlando           FL              0           0        17,248       17,248          54        11/14/2004    40 yrs
Office         Plantation        FL              0           0         8,915        8,915          28        11/14/2004    40 yrs
Office         Churchill         PA              0           0        23,834       23,834          74        11/14/2004    40 yrs
Office         Indianapolis      IN          1,763           0         6,426        8,189       4,496        10/16/1974    40 yrs

                                                                                        0
                                             --------------------------------------------------------
                                             1,763           0        56,424       58,187       4,652
                                             --------------------------------------------------------

Retail         Athens            GA              0           0         3,669        3,669          11        11/14/2004    40 yrs
Retail         Atlanta           GA              0           0         4,633        4,633          14        11/14/2004    40 yrs
Retail         Louisville        KY              0           0         2,722        2,722           9        11/14/2004    40 yrs
Retail         Lafayette         LA              0           0             0            0           0        11/14/2004    40 yrs
Retail         St. Louis         MO              0           0           990          990           3        11/14/2004    40 yrs
Retail         Biloxi            MS              0           0           851          851           3        11/14/2004    40 yrs
Retail         Greensboro        NC              0           0         3,797        3,797          12        11/14/2004    40 yrs
Retail         Knoxville         TN              0           0         2,121        2,121           7        11/14/2004    40 yrs
Retail         Memphis           TN              0           0           760          760           2        11/14/2004    40 yrs
Retail         Denton            TX              0           0         1,574        1,574           5        11/14/2004    40 yrs
Retail         Seabrook          TX              0           0         1,393        1,393           4        11/14/2004    40 yrs

                                             --------------------------------------------------------
                                                 0           0        22,510       22,510          70
                                             --------------------------------------------------------

Other          Jacksonville      FL          2,166           0         8,665       10,831          27        11/14/2004    40 yrs
Other (1)                                        0           0             0            0           0
                                             --------------------------------------------------------
                                             2,166           0         8,665       10,831          27
                                             --------------------------------------------------------

                                             --------------------------------------------------------
Total from Continuing Operations             3,929           0        87,599       91,528       4,750
                                             --------------------------------------------------------

Discontinued Operations:

                                             --------------------------------------------------------
Retail         Sherman           TX              0           0           820 (2)      820           0        11/14/2004    40 yrs
                                             --------------------------------------------------------

                                             --------------------------------------------------------
TOTALS                                       3,929           0        88,419       92,349       4,750
                                             ========================================================

(1) Represents a first mortgage loan on the Orlando, Florida and Churchill, Pennsylvania properties.
(2) Balance does not include $559 of lease intangibles shown on the balance sheet.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (amounts in thousands)

      The following is a reconciliation of real estate assets and accumulated depreciation:

                                                          Year ended      Year ended      Year ended
                                                         December 31,    December 31,    December 31,
                                                             2004            2003            2002
                                                         ------------    ------------    ------------
Real Estate
    Balance at beginning of period                         $ 71,983        $ 70,953        $ 70,275
    Additions during the period:
       Land & land estates                                    3,659              --              --
       Buildings & improvements                              83,096           1,043             688
                                                           --------        --------        --------
                                                            158,738          71,996          70,963
    Less: Disposition of assets                              66,389              --              10
    Less: Reclassification to discontinued operations           820              13              --
                                                           --------        --------        --------
    Balance at end of period                               $ 91,528        $ 71,983        $ 70,953
                                                           ========        ========        ========

Accumulated Depreciation
    Balance at beginning of period                         $ 14,102        $ 12,057        $ 10,108
    Additions charged to operating expenses                   1,355           2,058           1,959
                                                           --------        --------        --------
                                                             15,457          14,115          12,067
    Less: Accumulated depreciation on assets
          disposed of                                        10,707              13              10
                                                           --------        --------        --------
                                                           $  4,750        $ 14,102        $ 12,057
                                                           ========        ========        ========

                                  EXHIBIT INDEX

Exhibit                                          Description                                              Page Number
-------                                          -----------                                              -----------
3.1            Bylaws of Trust as amended                                                                      (a)

3.2            Certificate of Amendment to Amended and Restated Declaration of Trust as of March 6, 2001       (b)

3.3            Amendments to Amended and Restated Declaration of Trust dated April 15, 2004                    (f)

3.4            By-Law Amendments                                                                               (p)

4.1            Form of certificate for Shares of Beneficial Interest                                           (c)

4.2            Certificate of Designations relating to Trust's Series A Cumulative Redeemable                  (d)
               Preferred Shares of Beneficial Interest

4.3            Warrant to purchase 500,000 shares of Beneficial Interest of Trust                              (a)

4.4            Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005          (k)

4.5            Certificate of Designations relating to Trust's Series B-1 Cumulative Convertible               (p)
               Redeemable Preferred Shares of Beneficial Interest

10.1           1999 Trustee Share Option Plan                                                                  (e)

10.2           1999 Long Term Incentive Performance Plan                                                       (e)

10.3           Indemnification Agreement with Neil Koenig, dated as of April 29, 2002                          (g)

10.4           Stock Purchase Agreement between First Union Real Estate Equity and Mortgage                    (h)
               Investments and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase
               Agreement"), including Annex A thereto, being the list of Conditions to the Offer.

10.5           Guaranty of Michael L. Ashner, Guarantor, dated November 26, 2003, in favor of First            (h)
               Union Real Estate Equity and Mortgage Investments, Guarantee, in the form provided as Annex F to the Stock Purchase Agreement.

10.6           Advisory Agreement between First Union Real Estate Equity and Mortgage Investments              (h)
               and FUR Advisors, LLC.

10.7           Exclusivity Services Agreement between First Union Real Estate Equity and Mortgage              (h)
               Investments and Michael L. Ashner.

10.8           Covenant Agreement between First Union Real Estate Equity and Mortgage Investments              (h)
               and FUR Investors, LLC.

10.9           Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank                  (j)
               National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the
               Arranger

10.10          Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association             (j)

10.11          Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin                       (j)
               Acquisition LLC to Keybank National Association

10.12          Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and                  (j)
               Mortgage Investments in favor of Keybank National Association, as the agent.

10.13          Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First                (j)
               Union Real Estate Equity and Mortgage Investments in favor of Keybank National
               Association, as the agent.

10.14          Amended and Restated Omnibus Agreement, dated March16, 2005, among Gerald Nudo,                 (n)
               Laurence Weiner and First Union REIT L.P.

10.15          Securities Purchase Agreement, dated February 16, 2005, between First Union Real                (o)
               Estate Equity and Mortgage Investments and Kimco Realty Corporation

10.16          Securities Purchase Agreement, dated February 25, 2005, between First Union Real                (p)
               Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and
               the Investors named therein

10.17          Registration Rights Agreement, dated February 28, 2005, between First Union Real                (p)
               Estate Equity and Mortgage Investments and the Investors named therein

10.18          Investor Rights Agreement, dated February 28, 2005, between First Union Real Estate             (p)
               Equity and Mortgage Investments and the Investors named therein

10.19          Purchase and Sale Agreement, dated March 10, 2005, between Amherst Investors                    (q)
               Business Trust and Micron Realty LLC

10.20          Assignment of Purchase and Sale Agreement, dated March 21, 2005, between Micron                 (q)
               Realty LLC and First Union Real Estate Equity and Mortgage Investments

16             Letter from KPMG                                                                                (i)

21             List of Subsidiaries                                                                             *

23.1           Consent of Independent Registered Public Accounting Firm                                         *

23.2           Consent of Independent Registered Public Accounting Firm                                         *

24             Power of Attorney                                                                                *

31             Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                         *

32             Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                          *

* filed herewith

(a)   Incorporated by reference to the Trust's 1998 Form 10-K
(b)   Incorporated by reference to the Trust's 2000 Form 10-K
(c) Incorporated by reference to the Trust's Registration Statement on Form S-3 No. 33-2818
(d)   Incorporated by reference to the Trust's Form 8-K dated October 24, 1996

(e) Incorporated by reference to the Trust's 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(f)   Incorporated by reference to the Trust's March 31, 2004 Form 10-Q
(g)   Incorporated by reference to the Trust's 2002 Form 10-K
(h)   Incorporated by reference to the Trust's Form 8-K dated November 26, 2003
(i)   Incorporated by reference to the Trust's Form 8-K dated March 2, 2004
(j)   Incorporated by reference to the Trust's Form 8-K dated November 18, 2004
(k)   Incorporated by reference to the Trust's Form 8-K dated January 1, 2004
(n)   Incorporated by reference to the Trust's Form 8-K dated March 18, 2005
(o)   Incorporated by reference to the Trust's Form 8-K dated February 17, 2005
(p)   Incorporated by reference to the Trust's Form 8-K dated March 2, 2005
(q)   Incorporated by reference to the Trust's Form 8-K dated March 23, 2005

The Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of trustees with the Securities and Exchange Commission not later than 120 days after December 31, 2004, portions of which are incorporated by reference therein.