Form 10-Q
period 2005-03-31
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2005-05-13
CIK 37008

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

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

     P.O. Box 9507, 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 570-4614
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicated by check mark whether Registrant is an accelerated filer (as identified in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 1, 2005, there were 32,058,913 shares of common stock outstanding.

================================================================================

                                      INDEX

                                                                            Page
Part I. Financial Information

   Item 1. Consolidated and Combined Financial Statements (Unaudited):

           Consolidated and Combined Balance Sheets as of March 31, 2005
           and December 31, 2004 ............................................  3

           Consolidated and Combined Statements of Operations and
           Comprehensive Loss for the Three Months Ended March 31, 2005
           and March 31, 2004 ...............................................  4

           Consolidated and Combined Statements of Cash Flows for the
           Three Months Ended March 31, 2005 and March 31, 2004 .............  5

           Notes to Consolidated and Combined Financial Statements ..........  6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................. 23

   Item 3. Quantitative and Qualitative Disclosure about Market Risk ........ 31

   Item 4. Controls and Procedures .......................................... 21

Part II. Other Information:

   Item 1. Legal Proceedings ................................................ 32

   Item 6. Exhibits ......................................................... 33

Signatures .................................................................. 34

Exhibit Index ............................................................... 35

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

                    CONSOLIDATED AND COMBINED BALANCE SHEETS

                      (In thousands, except per-share data)

                                                                           March 31, 2005  December 31, 2004
                                                                            (Unaudited)
                                                                           --------------  -----------------
ASSETS

  Investments in real estate, at cost
    Land                                                                     $   3,929         $   3,929
    Buildings and improvements                                                  87,977            87,599
                                                                             ---------         ---------
                                                                                91,906            91,528
    Less - Accumulated depreciation                                             (5,362)           (4,750)
                                                                             ---------         ---------
               Investments in real estate, net                                  86,544            86,778

  Real estate held for sale                                                      1,382             1,379
  Real estate held for syndication                                                  --            84,375
  Cash and cash equivalents                                                    172,096            82,559
  Restricted cash                                                                   81                --
  Loans receivable                                                               6,737             8,390
  Accounts receivable and prepayments, net of allowance
      of $32 and $57, respectively                                               7,204             3,391
  Real estate securities available for sale                                     22,512            14,734
  Lease intangibles, net                                                         6,898             7,205
  Unamortized debt issue costs, net                                              1,198             1,157
  Equity investment in limited partnership                                         618                --
                                                                             ---------         ---------
       TOTAL ASSETS                                                          $ 305,270         $ 289,968
                                                                             =========         =========

LIABILITIES

  Mortgage loans payable                                                     $  86,721         $  84,206
  Liabilities of real estate held for syndication                                   --            76,762
  Loan payable                                                                      39                44
  Accounts payable and accrued liabilities                                       3,843             5,615
  Dividends payable                                                              1,026               516
  Deferred items                                                                    61                68
  Liabilities of real estate held for sale and discontinued operations           2,159             2,615
                                                                             ---------         ---------
       TOTAL LIABILITIES                                                        93,849           169,826
                                                                             ---------         ---------

SHAREHOLDERS' EQUITY

  Series A Cumulative Convertible Redeemable Preferred Shares of
     Beneficial Interest, $25 per share liquidating preference, 2,300,000
      shares authorized, 983,082 outstanding in 2005 and 2004                   23,131            23,131
  Series B-1 Cumulative Convertible Redeemable Preferred Shares of
     Beneficial Interest, $25 per share liquidating preference, 3,640,000
     shares authorized and outstanding in 2005                                  85,875                --
  Common Shares of Beneficial Interest, $1 par, unlimited authorized,
     32,058,913 and 31,058,913 outstanding in 2005 in 2004, respectively        32,059            31,059

  Additional paid-in capital                                                   210,945           207,968

  Accumulated other comprehensive income                                         4,015             3,034

  Accumulated distributions in excess of net income                           (144,604)         (145,050)
                                                                             ---------         ---------

                  Total Shareholders' Equity                                   211,421           120,142
                                                                             ---------         ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 305,270         $ 289,968
                                                                             =========         =========

          See Notes to Consolidated and Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                   (Unaudited)

                      (In thousands, except per-share data)

                                                                      For the Three Months Ended
                                                                              March 31,
                                                                      --------------------------
                                                                          2005         2004
                                                                        --------     --------
Revenues
   Rents                                                                $  3,862     $    370
   Interest and dividends                                                  1,037          254
                                                                        --------     --------
                                                                           4,899          624
                                                                        --------     --------

Expenses
   Property operating                                                        185          196
   Real estate taxes                                                          21           16
   Depreciation and amortization                                             842           61
   Interest                                                                1,700           31
   General and administrative                                              1,000        1,310
                                                                        --------     --------
                                                                           3,748        1,614
                                                                        --------     --------
Other income
   Gain on sale of real estate securities available for sale                 142           --
   Gain on sale of real estate held for syndication                          169           --
   Equity in loss from investment in limited partnership                     (24)          --
                                                                        --------     --------
                                                                             287           --
                                                                        --------     --------

Income (loss) from continuing operations                                   1,438         (990)

Income from discontinued operations                                           34          785
                                                                        --------     --------

Net income (loss)                                                          1,472         (205)
   Preferred dividends                                                    (1,026)        (516)
                                                                        --------     --------
Net income (loss) applicable to Common Shares of Beneficial Interest    $    446     $   (721)
                                                                        ========     ========

Other comprehensive income
Net income (loss)                                                       $  1,472     $   (205)
Unrealized (loss) gain on available for sale securities                      (25)         396
Unrealized gain on interest rate derivative                                1,006           --
                                                                        --------     --------
Comprehensive income                                                    $  2,453     $    191
                                                                        ========     ========

Per share data - Basic:
Income (loss) from continuing operations, net of preferred dividend     $   0.01     $  (0.05)
Income from discontinued operations                                         0.00         0.03
                                                                        --------     --------
Net income (loss) applicable to Common Shares of Beneficial Interest    $   0.01     $  (0.02)
                                                                        ========     ========

Diluted:
Income (loss) from continuing operations, net of preferred dividend     $   0.01     $  (0.05)
Income from discontinued operations                                         0.00         0.03
                                                                        --------     --------
Net income (loss) applicable to Common Shares of Beneficial Interest    $   0.01     $  (0.02)
                                                                        ========     ========

Basic Weighted-Average Common Shares                                      31,537       31,059
                                                                        ========     ========
Diluted Weighted Average Common Shares                                    31,583       31,059
                                                                        ========     ========

          See Notes to Consolidated and Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      (In thousands, except per-share data)

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                   --------------------------
                                                                                       2005          2004
                                                                                     ---------     ---------
Cash flows from operating activities
   Net income (loss)                                                                 $   1,472     $    (205)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities
         Depreciation and amortization                                                     724           499
         Amortization of lease intangibles                                                 307            --
         Straight-lining of rental income                                                1,027            --
         Gain on sale of real estate securities                                           (142)           --
         Gain on sale of real estate held for syndication                                 (169)           --
         Equity in loss of limited partnership                                              24            --
         (Decrease) increase in deferred items                                              (7)          103
         Net changes in other operating assets and liabilities                          (6,079)          267
                                                                                     ---------     ---------
            Net cash (used in) provided by operating activities                         (2,843)          664
                                                                                     ---------     ---------

Cash flows from investing activities
   Investments in real estate                                                             (381)         (650)
   Proceeds from disposition of real estate held for syndication                         5,802            --
   Purchase of real estate securities available for sale                                (8,210)       (6,054)
   Proceeds from maturity of investments held to maturity                                   --       254,173
   Proceeds from real estate securities available for sale                                 549            --
   Increase in restricted cash                                                             (81)           --
   Purchase of loans receivable                                                             --       (16,944)
   Collection of loans receivable                                                        3,008            --
                                                                                     ---------     ---------
            Net cash provided by investing activities                                      687       230,525
                                                                                     ---------     ---------

Cash flows from financing activities
   Decrease in loans payable                                                                (5)           (6)
   Proceeds from mortgage loan payable                                                   4,600            --
   Debt issuance costs                                                                    (153)           --
   Principal payments of mortgage loans                                                 (2,085)          (88)
   Issuance of Common Shares of Beneficial Interest, net                                 3,977            --
   Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares, net       85,875            --
   Dividends paid on Preferred Shares of Beneficial Interest                              (516)         (516)
                                                                                     ---------     ---------
            Net cash provided by (used in) financing activities                         91,693          (610)
                                                                                     ---------     ---------
   Net increase in cash and cash equivalents                                            89,537       230,579
   Cash and cash equivalents at beginning of period                                     82,559        17,742
                                                                                     ---------     ---------
   Cash and cash equivalents at end of period                                        $ 172,096     $ 248,321
                                                                                     =========     =========

Supplemental Disclosure of Cash Flow Information

Interest paid                                                                        $   2,043     $     943
                                                                                     =========     =========

Supplemental Disclosure on Non-Cash Investing and Financing Activities

Dividends accrued on Preferred Shares of Beneficial Interest                         $   1,026     $     516
Loans to Limited Partners of 5400 Westheimer                                            (1,338)
Liabilities of real estate held for syndication satisfied in disposition               (76,762)           --
                                                                                     ---------     ---------
                                                                                     $ (77,074)    $     516
                                                                                     =========     =========

          See Notes to Consolidated and Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. General

The accompanying financial statements represent the consolidated and combined results of the Registrant, First Union Real Estate Equity and Mortgage Investments (the "Trust"), and First Union Management Inc. ("FUMI"). Under a trust agreement, all of the outstanding shares of stock of FUMI are held for the benefit of the shareholders of the Trust. Accordingly, the financial statements of FUMI and the Trust have been combined.

The consolidated and combined financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures contained herein are adequate to make the information presented not misleading. These consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in the Trust's most recent annual report on Form 10-K.

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

The consolidated and combined financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated and combined financial position, results of operations and cash flows for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results expected for the full year.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Such estimates that are particularly susceptible to change relate to management's estimate of the impairment of real estate. In addition, estimates are used when accounting for the allowance for doubtful accounts and contingencies, among others. Actual results could differ from these estimates.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Investments in Real Estate

Real estate assets are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Significant renovations that extend the useful life of the properties are capitalized. Depreciation for financial reporting purposes is computed using the straight-line method. Buildings and building improvements are depreciated over their estimated useful lives of 10 to 40 years, based on the property's age, overall physical condition, type of construction materials and intended use. Improvements to the buildings are depreciated over the remaining useful life of the building at the time the improvement is completed. Tenant alterations are depreciated over the life of the lease of the tenant. The Trust annually reviews each of its properties for any impairment losses. The Trust records impairment losses when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair market value of the asset to its carrying amount.

Upon acquisitions of real estate, the Trust assesses the fair market value of acquired assets (including land, buildings, tenant improvements and identified intangibles, such as above and below market leases and acquired in-place leases in accordance with SFAS Nos. 141 and 142) and acquired liabilities, and allocates the purchase price based on these assessments. The Trust assesses fair market value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property.

Real Estate Held for Syndication

Real estate acquired for the purpose of selling limited partnership interests sponsored by the Trust is classified as real estate held for syndication.

Cash and Cash Equivalents

Cash and cash equivalents include checking and money market accounts and highly liquid investments purchased with maturities of three months or less.

Restricted Cash

Restricted cash represents cash in escrow accounts and deposits securing a mortgage loan payable.

Loans Receivable

The Trust's policy is to record loans receivable at cost. The Trust evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the existing

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Loans Receivable (continued)

contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the loan's effective interest rate or to the value of the collateral if the loan is collateral dependent. The interest rate on the loans receivable ranges from 10% to 12.25%. Interest income is recognized on an accrual basis.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Trust's best estimate of the amount of probable credit losses in the Trust's existing accounts receivable. The Trust reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Trust does not have any off-balance-sheet credit exposure related to its tenants. Accounts receivable also includes amounts related to insurance recoveries.

Real Estate Securities Available for Sale

The Trust classifies investments in real estate equity securities with readily determinable fair market values on the balance sheet as available-for-sale, based on the Trust's intent with respect to those securities. Specifically, the Trust's investments in equity securities with readily determinable fair market values are accounted for as available-for-sale because these securities are held principally for investment purposes and not for sale in the short term. Accordingly, the Trust records these investments at fair market value, and unrealized gains and losses are recognized through shareholders' equity, as a component of other comprehensive income. Realized gains and losses and changes for other-than-temporary impairments are included in net income. Sales of securities are recorded on the trade date and gains and losses are determined on the specific identification method.

Lease Intangibles

Upon acquisition of real estate, the Trust records intangible assets and liabilities acquired at their fair market value. The Trust amortizes identified intangible assets over the period which the assets are expected to contribute to future cash flows of the property acquired, generally the term of the applicable leases.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Unamortized Debt Issue Costs

Direct financing costs are deferred and amortized over the term of the related agreements as a component of interest expense.

Equity Investment in Limited Partnership

The Trust accounts for its investment in entities which it can influence but not control under the equity method.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt. The fair value of the cash and cash equivalents, accounts receivable, investments in government securities, equity securities and commercial paper and accounts payable approximate their current carrying amounts due to their short-term nature. The fair value of the Trust's mortgage loans payable and loan payable approximate their current carrying amounts at March 31, 2005.

The Trust accounts for interest rate swap agreements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). At inception, the Trust designated its swap in connection with the Key Bank Loan agreement as a cash flow hedge on the variable interest payments of our floating rate financing. Accordingly, the Trust records the swap at fair market value and records changes in market value in other comprehensive income to the extent the hedge is effective. The hedge has been effective through March 31, 2005.

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

Stock Options

Effective January 1, 2005, the Trust adopted the provisions of SFAS No. 123R, "Accounting for Stock-Based Compensation." There was no impact on the net income per share for the period ended March 31, 2005 on a basic and diluted basis.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Income Taxes

The Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum distributions requirements. As of March 31, 2005, the Trust has net operating loss carryforwards of $47,300,000 which will expire from 2019 through 2023. In connection with the issuance of the Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, the Trust's net operating loss carryforwards will be subject to annual limitations pursuant to Section 382 of the Code. The Trust also has capital loss carryforwards of $12,300,000 as of March 31, 2005 which will expire from 2006 through 2007.

The Trust owns stock in a corporation that has elected to be treated for Federal income tax purposes as a taxable REIT subsidiary ("TRS"). In order for the Trust to continue to qualify as a REIT, the value of the TRS stock cannot exceed 20% of the value of the Trust's total assets; at March 31, 2005 the TRS did not exceed 20% of the value of the Trust's total assets. A TRS is taxable on its net income at regular corporate tax rates. Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as determined by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. A valuation allowance has been provided for the entire amount of deferred tax assets, which consists of FUMI's net operating loss carryforwards, due to the uncertainty of realization of the deferred tax assets. FUMI has net operating loss carryforwards of $10,100,000 which will expire from 2009 through 2023. The Trust is currently exploring a business combination with FUMI which would enable the Trust to utilize all or a portion of these loss carryforwards. The Trust and FUMI do not file consolidated tax returns.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Earnings Per Share

The Trust has calculated earnings per share for the three months ended March 31, 2005 and 2004 in accordance with SFAS 128, "Earnings Per Share." SFAS 128 requires that common share equivalents be excluded from the weighted average shares outstanding for the calculation of basic earnings per share. The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

                                                                          Three Months Ended
                                                                               March 31,
                                                                        ---------------------
                                                                          2005         2004
                                                                        --------     --------
Basic
Income (loss) from continuing operations                                $  1,438         (990)
Preferred dividend                                                        (1,026)        (516)
                                                                        --------     --------
Income (loss) from continuing operations, net of preferred dividend          412       (1,506)
Income from discontinued operations                                           34          785
                                                                        --------     --------
Net income (loss) applicable to Common Shares of Beneficial Interest    $    446     $   (721)
                                                                        ========     ========

Basic weighted average Common Shares                                      31,537       31,059
                                                                        ========     ========

Income (loss) from continuing operations, net of preferred dividend     $   0.01     $  (0.05)
Income from discontinued operations                                         0.00         0.03
                                                                        --------     --------
Net income (loss) per Common Shares of Beneficial Interest              $   0.01     $  (0.02)
                                                                        ========     ========

Diluted
Income (loss) from continuing operations                                $  1,438         (990)
Preferred dividend                                                        (1,026)        (516)
                                                                        --------     --------

Income (loss) from continuing operations, net of
   Preferred dividend                                                        412       (1,506)
Income from discontinued operations                                           34          785
                                                                        --------     --------
Net income (loss) applicable to Common Shares of Beneficial Interest    $    446     $   (721)
                                                                        ========     ========

Basic weighted average Common Shares                                      31,537       31,059

Stock options                                                                 46           --
                                                                        --------     --------
Diluted weighted average Common Shares                                    31,583       31,059
                                                                        ========     ========

Income (loss) from continuing operations, net of preferred dividend     $   0.01     $  (0.05)
Income from discontinued operations                                         0.00         0.03
                                                                        --------     --------
Net income (loss) per Common Shares of Beneficial Interest              $   0.01     $  (0.02)
                                                                        ========     ========

The Trust's Series A and Series B-1 preferred shares are anti-dilutive at March 31, 2005 and March 31, 2004 and, accordingly, are not included in the weighted average shares outstanding for the dilutive earnings per share.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Dividends

The Trust declared a dividend of $516,000 ($0.525 per share) on the Trust's Series A Cumulative Preferred Shares of Beneficial Interest ("Series A Shares") in the first quarter of 2005. The first quarter dividend was paid April 30, 2005 to beneficiaries of record at the close of business on March 31, 2005.

The Trust declared a dividend of $510,000 ($0.14 per share) on the Trust's Series B-1 Cumulative Preferred Shares of Beneficial Interest ("Series B-1 Shares") in the first quarter of 2005, which dividend represented the pro rata portion of the quarterly distribution of $0.40625 per share. The first quarter dividend was paid April 30, 2005 to beneficiaries of record at the close of business on March 31, 2005.

3. Related Party Transactions

The affairs of the Trust and its subsidiaries are administered by FUR Advisors LLC ("FUR Advisors") pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") dated December 31, 2003 between the Trust and FUR Advisors, which agreement was negotiated and approved by the Board of Trustees of the Trust prior to, and in connection with, the acquisition by FUR Investors LLC of its interest in the Trust and the entering into with FUR Investors and Michael Ashner the Covenants Agreement and the Exclusivity Services Agreement. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust's shareholder transfer agent and property managers. Effective as of January 1, 2005, the terms of the Advisory Agreement were modified to provide that the quarterly fee payable to FUR Advisors for providing such services would equal the lesser of an asset based fee or an outstanding equity based fee. In general, the asset based fee was the original fee set forth in the Advisory Agreement which is calculated as follows: (x) 1% of the gross asset value of the Trust up to $100 million, 0.75% of the gross asset value of the Trust between $100 million and $250 million, 0.625% of the gross asset value of the Trust between $250 million and $500 million and 0.50% of the gross asset value of the Trust in excess of $500 million (in light of the net lease nature of the 16 net lease properties, FUR Advisors agreed to reduce its fee for these properties to 0.25% of the gross asset value for the portion of this portfolio that is subject to leverage) plus (y) a fee, not exceeding commercially reasonable rates approved by a majority of the independent trustees, for providing administrative and clerical services with respect to loans made by the Trust to third parties.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. Related Party Transactions (Continued)

The equity based fee is equal to (i) 1.5% of the issued and outstanding equity securities of the Trust plus (ii) .25% of any equity contribution by a third party to a joint venture managed by the Trust. For purposes of the equity based calculation, the 31,058,913 Common Shares outstanding at January 1, 2005 are to be valued as follows: $2.30 (FUR Investors' tender offer price in its December 2003 tender offer) with respect to 26,058,913 Common Shares and $2.60 (the purchase price paid by FUR Investors) with respect to the 5,000,000 Common Shares acquired by FUR Investors on December 31, 2003. The Trust's Series A Shares are valued at their liquidation preference amount of $25 per share. All Preferred and Common Shares issued subsequent to January 1, 2005 are valued at the issuance price.

In addition to the foregoing modification, the reimbursement to FUR Advisors of up to $100,000 per annum for the costs associated with the employment of one or more asset managers has been eliminated.

FUR Advisors is also entitled under both the asset based fee and the equity based fee pursuant to the Advisory Agreement to receive (i) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board, and (ii) an incentive fee, both of which were provided for in the original Advisory Agreement. The incentive fee entitles FUR Advisors to receive an amount equal to 20% of all distributions paid to Beneficiaries of Common Shares after December 31, 2003 in excess of the Threshold Amount and, upon the termination of the Advisory Agreement, an amount equal to 20% of the "liquidation value" of the Trust in excess of the Threshold Amount at the termination date. As defined in the Advisory Agreement, the Threshold Amount is equal to (x) $71.3 million, increased by the net issuance price of all Common Shares, with an adjustment for Preferred Shares converted, issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct consequential damages to the Trust if the Advisory Agreement is terminated by the Trust for cause.

Effective February 1, 2004, Kestrel Management L.P., an affiliate of FUR Advisors and the Trust's executive officers, assumed property management responsibilities for Circle Tower. Pursuant to the terms of the property management agreement, Kestrel Management L.P. receives a fee equal to 3% of the monthly revenues of Circle Tower which fee has been approved by the independent members of the Board of Trustees, and is less than the amount paid to the prior management company.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. Related Party Transactions (Continued)

The following table sets forth the fees and reimbursements paid by the Trust for the three months ended March 31, 2005 to FUR Advisors and Kestrel Management
L.P.: (In thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              2005        2004
                                                            --------    --------
      Asset Management Fee (1)                              $487,000    $385,000
      Loan Servicing Fee (1)                                   1,000       2,000
      Property Management (2)                                 10,000      10,000
      Reimbursement (1)                                           --       3,000

(1)   FUR Advisors
(2)   Kestrel Management L.P.

The Trust and FUMI paid fees of $23,000 and $68,000 for the three months ended March 31, 2005 and 2004 to the Real Estate Systems Implementations Group, LLC ("RE Systems") for financial reporting and advisory services. The managing member of RE Systems assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000, and Interim Chief Executive Officer in January 2003. In addition, he became a trustee of the Trust in June 2003. He resigned as Interim Chief Executive Officer and Interim Chief Financial Officer on December 31, 2003 and resigned as trustee on April 15, 2004.

4. Common Share Issuance

On February 17, 2005, the Trust sold to Kimco Realty Corporation, through a private placement, 1,000,000 of its Common Shares for an aggregate purchase price of $4,000,000. The Trust incurred a total of $23,000 in legal fees in connection with this transaction.

5. Series B-1 Preferred Share Issuance

On February 28, 2005, the Trust sold to a number of institutional investors, through a private offering, 3,640,000 shares of its Series B-1 Shares for $91,000,000 in gross proceeds. The Trust incurred a total of $5,125,000 of underwriting, placement agent and legal fees to unaffiliated third parties in connection with this issuance. The Series B-1 Shares entitle the holders to cumulative dividends at a minimum rate of 6.5% and can be convertible into Common Shares at a conversion price of $4.50, subject to anti-dilution adjustments. If fully converted, the Series B-1 Shares would represent approximately 38.7% of the outstanding Common Shares (based on the number of Common Shares outstanding at March 31, 2005). In addition, the holders of the Series B-1 Shares have the right to elect one Trustee to the Board of Trustees of the Trust as long as 910,000 Series B-1 Shares are outstanding.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6. Loans Receivable

As of March 31, 2005, the Trust held the following loans receivable (in thousands):

                                       Outstanding
                                        Principal    Accrued    Carrying     Interest
Property/Collateral    Location          Balance     Interest   Amount       Rate          Maturity
-------------------    --------          -------     --------   ------       ----          --------
Wingate Inn (1)        Clearwater, FL   $ 2,781       $ 23      $ 2,804      10%           February
                                                                                           2007

536 West 28th St. (1)  New York, NY       2,530         27        2,557      12.25%        April 2009
                                                                             (LIBOR
                                                                             +9.5%)
5400 Westheimer L.P.                                                                       January 2007
Interests (2)          Houston, TX        1,338         38        1,376      12%
                                        -------       ----      -------

                                        $ 6,649       $ 88      $ 6,737
                                        =======       ====      =======

      (1)   Secured by a first mortgage.

      (2)   Seven loans secured by limited partnership interests.

For the quarter ended March 31, 2005, activity related to the principal balance of loans is as follows (in thousands):

      Balance at January 1, 2005                                        $ 8,319
      Advances made                                                       1,338
      Repayments                                                         (3,008)
                                                                        -------
      Balance at March 31, 2005                                         $ 6,649
                                                                        =======

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. Real Estate Securities Available for Sale

The detail of real estate securities held for sale as of March 31, 2005 is as follows (in thousands):

                                                                          Unrealized
                                   Date             Cost at             Gain (Loss) at       Balance at March
            Name                Purchased        March 31, 2005         March 31, 2005           31, 2005
            ----                ---------        --------------         --------------           --------
Sizeler Property Investors,
Inc.                             Various           $   13,449             $     3,336          $    16,785

Securities of other real
estate companies                 Various                5,729                      (2)               5,727
                                                   ----------             -----------          -----------

                                                   $   19,178             $     3,334          $    22,512
                                                   ==========             ===========          ===========

8. Circle Tower Mortgage Loan

On March 17, 2005, the Trust obtained a $4,600,000 loan from Nomura Credit & Capital, Inc., an unaffiliated third party lender, which is secured by the Trust's Indianapolis, Indiana property. The loan bears interest at 5.82%, requires monthly payments of principal and interest of $54,000 and is scheduled to mature on April 11, 2015, at which time the outstanding principal balance is estimated to be approximately $3,831,000. The Trust received net proceeds from this loan, after satisfying closing costs, of approximately $4,387,000.

9. Portfolio Investments

Chicago Office Properties

On March 16, 2005, the Trust entered into an agreement with Laurence Weiner and Gerald Nudo, two private individuals unaffiliated with the Trust. The agreement provides as follows: (i) the Trust will make secured mezzanine loans with respect to 22 properties in an amount equal to 49% of the equity in the properties ("as defined"), with an option to make an additional advance increasing its funding to 60% of the equity of the properties; (ii) the Trust will make secured mezzanine loans with respect to three properties in an amount equal to 60% of the equity in the properties; (iii) the Trust will have an option to make secured mezzanine loans with respect to five additional properties in an amount equal to 49% of the equity in the properties, with an option to make an additional advance increasing its funding to 60% of the equity of the properties; and (iv) the Trust will acquire an equity interest in the sole member of each property which interests will entitle the Trust to receive a portion of the distributions from sales, refinancings and other capital transactions with respect to the applicable property.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9. Portfolio Acquisitions

Chicago Office Properties (continued)

The loans will bear interest at 7.65%, require monthly payments of interest only and have a seven year maturity. The loans may be converted into an equity interest in the applicable borrower after one year at the Trust's request or after three years at the option of the borrower. Substantially all of the properties are located in the Chicago, Illinois metropolitan and suburban area.

In addition, the agreement provides for certain obligations on the part of the Trust as well as Messrs. Weiner and Nudo to make additional loans to the properties with respect to costs expected to be incurred at the properties. The Trust also has co-investment rights with respect to all other office properties acquired by Messrs. Weiner and Nudo and their affiliates in the Chicago, Illinois metropolitan and suburban areas.

This transaction was consummated in April 2005 at which time the Trust made convertible mezzanine loans aggregating approximately $75,292,000.

Purchase Contract for Amherst, New York Property

On March 21, 2005, the Trust entered into an agreement to acquire two office building properties in Amherst, New York with an aggregate square footage of 200,000. The properties are net leased to and serve as the east coast headquarters of Ingram Micro, Inc. The contract purchase price for the properties is approximately $22 million. This acquisition is expected to be consummated in May 2005.

10. 5400 Westheimer Holding, L.P.

On January 3, 2005, the loan previously made by the Trust to 5400 Westheimer Holding L.P. ("5400 Westheimer") was satisfied by the payment of $7,140,000 with the Trust retaining a 7% limited partnership interest in 5400 Westheimer. Also on January 3, 2005, the Trust made loans to seven limited partners in 5400 Westheimer aggregating $1,338,000 (the "LP Loans"), the proceeds of which were used by the limited partners to fund their capital contribution requirements to 5400 Westheimer. The LP Loans are secured by the applicable limited partner's interest in 5400 Westheimer. The loans bear interest at 12% per annum and require quarterly payments of interest only. Aggregate principal payments of $669,000 are required to be made on January 5, 2006 and January 5, 2007. If all of the borrowers of the LP Loans were to default on their LP Loans, the Trust would acquire an additional 25% limited partner interest in 5400 Westheimer. In addition to the 7% limited partnership interest transferred to the Trust in satisfaction of its initial loan, the Trust also holds a 1% general partner interest in 5400 Westheimer. 5400 Westheimer indirectly holds a 100% ownership interest in real property located at 5400 Westheimer Court, Houston, Texas (the "Houston Property").

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. 5400 Westheimer Holding, L.P. (continued)

For financial reporting purposes, at December 31, 2004, the Houston Property was classified as real estate held for syndication and reflected 100% of 5400 Westheimer's assets and liabilities. As of March 31, 2005, this investment was classified on the Trust's balance sheet as a loan receivable in the amount of $1,338,000 and an equity investment in limited partnership of $618,000.

11. Winn-Dixie Bankruptcy

On February 22, 2005, Winn-Dixie Stores, Inc., the tenant at the Trust's Jacksonville, Florida property, filed for protection under Chapter 11 of the United States Bankruptcy Code. The Trust has not received notification as to whether Winn-Dixie will assume or reject its lease. If it elects to reject its lease, the lease will be terminated and the Trust will become responsible for all costs associated with the property. If the lease is rejected, the Trust will seek to re-tenant or sell the property. Until such time as Winn-Dixie makes its election, all rents (approximately $1,500,000 a year) and other payments due under the lease from and after the date of Winn-Dixie's bankruptcy filing are required to be paid. All required payments have been made through March 31, 2005.

12. Discontinued Operations

The tenant for the Trust's Sherman, Texas property has exercised its purchase option under the lease pursuant to which it intended to acquire the property effective May 1, 2005 for a gross sales price of approximately $2,018,000. Due to negotiations between the tenant and the ground owner, the consummation of this sale is not anticipated to occur until the third quarter 2005. The tenant will continue to be obligated to make its scheduled rental payments until the sale has closed. For financial reporting purposes, the Trust expects to recognize a net gain on the sale of this property of approximately $535,000.

SFAS No. 144 requires discontinued operations presentation for disposals of a "component" of an entity. In accordance with SFAS No. 144, for all periods presented, the Trust reclassified its combined statement of income to reflect income and expenses for properties held for sale as discontinued operations. In addition, the Trust has reflected assets and liabilities related to such properties as real estate held for sale and liabilities of real estate held for sale and discontinued operations.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

12. Discontinued Operations (continued)

The combined results related to discontinued operations for the three months ended March 31, 2005 and March 31, 2004 are as follows:

(Amounts in thousands)                                      2005           2004
                                                           ------         ------
Total revenues                                             $   51         $4,164
Total expenses                                                 17          3,446
                                                           ------         ------
Income from discontinued operations                        $   34         $  718
                                                           ======         ======

Liabilities of discontinued operations at March 31, 2005 and December 31, 2004 are as follows:

(Amounts in thousands)                                       2005          2004
                                                            ------        ------
Mortgage loans payable                                      $  924        $  956
Accounts payable and accrued expenses                        1,235         1,659
                                                            ------        ------
                                                            $2,159        $2,615
                                                            ======        ======

Discontinued operations for 2004 consist of FUMI's formerly wholly-owned subsidiary, Ventek International Inc., the Trust's Park Plaza Mall property and the Sherman, Texas property. Discontinued operations for 2005 consists solely of the Sherman, Texas property.

13. Legal Proceedings

Peach Tree Mall Litigation

The Trust, as one plaintiff in a consolidated action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. On March 4, 2005, the court approved the settlement of this matter pursuant to which the State of California has agreed to pay the Trust $11,000,000. Payment of the settlement remains subject to legislative appropriation. It is expected that the funding for this settlement will be incorporated in the State of California's budget for its 2005-2006 fiscal year at which time the Trust will be able to recognize the settlement as income. In connection with the settlement, the parties will exchange mutual releases.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

13.      Legal Proceedings (continued)

Indemnity to Imperial Parking Limited

In 1999, Newcourt Financial Ltd. ("Newcourt") brought a claim in Ontario, Canada against FUMI and Imperial Parking Limited, then a subsidiary of FUMI, alleging a breach of a contract between FUMI and Newcourt's predecessors-in-interest, Oracle Credit Corporation and Oracle Corporation Canada, Inc. The Trust's affiliate and Imperial Parking Limited brought a separate action in British Columbia, Canada against Newcourt, Oracle Credit Corporation and Oracle Corporation Canada claiming, among other things, that the contract at issue was not properly authorized by the Trust's Board of Trustees and Imperial Parking Limited's Board of Directors. On March 27, 2000, in connection with the spin-off of Imperial Parking Corp. of Canada ("Imperial Parking") (the successor in interest to Imperial Parking Limited) to the Trust's shareholders, the Trust gave an indemnity to Imperial Parking Corporation in respect to damages arising from the outstanding actions.

On March 1, 2005, the Trust settled all claims involved in this matter by paying $800,000 to Newcourt; this amount was fully reserved at December 31, 2004.

Contingencies

Revenue Canada has made inquiries of Imperial Parking relating to deductions taken by Imperial Parking at the time it was owned by FUMI. It is possible that if these deductions are ultimately disallowed Imperial Parking could make a claim for indemnification on any amounts owed to Revenue Canada. Although FUMI is required to indemnify Imperial Parking for certain damages, it is not possible to determine at this time if FUMI would be required to indemnify Imperial Parking for these damages. As a result, the Trust has reserved certain amounts for expenses related to this matter.

14. Business Segments

The Trust operates in three business segments: (i) ownership of real estate operating properties (the "Operating Properties"), (ii) ownership of loans receivable ("Loans") and (iii) ownership and trading of real estate securities ("Real Estate Securities"). The Trust's management evaluates the performance of its business segments based upon net operating income. With respect to Operating Properties, net operating income is defined by management as property rent less property operating expense, and real estate taxes. The Trust and FUMI's other assets ("Other Assets") consist primarily of cash and cash equivalents, investments held to maturity, deferred issue costs for loans payable and real estate held for syndication. All intercompany transactions between segments have been eliminated. Revenues and expenses from discontinued operations have been excluded from the segment presentation.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Business Segments (in thousands)                         Three Months Ended March 31,
                                                              2005        2004
                                                            -------     -------
Rents and Other Revenues
   Operating Properties                                     $ 3,862     $   370
   Loans                                                        199         198
   Real Estate Securities                                       272          --
                                                            -------     -------
                                                              4,333         568
                                                            -------     -------

Less - Operating Expenses
   Operating Properties                                         185         196
                                                            -------     -------
                                                                185         196
                                                            -------     -------

Less - Real Estate Taxes
   Operating Properties                                          21          16
                                                            -------     -------
                                                                 21          16
                                                            -------     -------

Net Operating Income
   Operating Properties                                       3,656         158
   Loans                                                        199         198
   Real Estate Securities                                       272          --
                                                            -------     -------
                                                              4,127         356
                                                            -------     -------

Less - Depreciation and Amortization                            842          61

Less - Interest Expense                                       1,700          31

Corporate Income (Expense)
    Interest and dividends                                      708          56
    General and administrative                               (1,000)     (1,310)
    Gain on sale of real estate held for syndication            169          --
    Other income (expense)                                      (24)         --
                                                            -------     -------

Income (loss) from continuing operations                      1,438        (990)

Income from discontinued operations (1)                          34         785
                                                            -------     -------

Net income (loss)                                           $ 1,472     $  (205)
                                                            =======     =======

Capital Expenditures
   Operating Properties                                     $   381     $   650
                                                            -------     -------
                                                            $   381     $   650
                                                            =======     =======

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                         March 31,  December 31,
                                                           2005        2004
                                                           ----        ----

Identifiable Assets
   Operating Properties                                  $ 86,544    $ 95,540
   Loans                                                    6,737       8,390
   Real Estate Securities                                  22,240      14,734
   Other Assets                                           189,749     171,304
                                                         --------    --------

Total Assets                                             $305,270    $289,968
                                                         ========    ========

      (1) Discontinued operations for 2004 consist of FUMI's formerly wholly-owned subsidiary, Ventek International Inc., the Trust's Park Plaza Mall property and the Sherman, Texas property. Discontinued operations for 2005 consists solely of the Sherman, Texas property.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

Statements contained herein may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein which are not statements of historical facts and that address activities, events or developments that First Union Real Estate Equity and Mortgage Investments expects, believes or anticipates will or may occur in the future shall be deemed to be forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events, actual results and performance, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Factors that could cause actual results to differ materially from those in forward-looking statements include the terms of future property sales, investments and financings, general economic and business conditions and various other risk factors listed in the annual report on Form 10-K of First Union Real Estate Equity and Mortgage Investments filed with the Securities and Exchange Commission.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in the report.

General

We are a real estate investment trust ("REIT") engaged in the business of owning real property and real estate related assets. As of March 31, 2005, we held, in addition to our cash reserves, the following assets: (i) an office building located in Indianapolis, Indiana commonly referred to as Circle Tower; (ii) 16 net lease properties; (iii) a 1% general partner interest in 5400 Westheimer Holding L.P. ("5400 Westheimer"), a limited partnership that indirectly owns an office building in Houston, Texas; (iv) an additional 7% limited partnership interest in 5400 Westheimer; (v) loans secured by limited partnership interests in 5400 Westheimer; (vi) a 25% participation interest in a loan secured by a first mortgage on a commercial property located in New York City's Chelsea area;
(vii) a first mortgage loan secured by a Wingate Hotel and the land on which it is situated located in Clearwater Florida; (viii) 8.83% of the outstanding shares of common stock of Sizeler Property Investors, Inc. (NYSE:SIZ); and (ix) equity interests in various public and private REITs. In addition, subsequent to March 31, 2005, we made 24 separate convertible mezzanine loans aggregating approximately $75,292,000. See "Chicago Office Properties" below.

The average occupancy rate at Circle Tower for the three months ended March 31, 2005 and March 31, 2004 was 82.87% and 87.73% respectively. The net lease portfolio purchased in November 2004 is 100% leased at March 31, 2005, however, on February 22, 2005, Winn-Dixie Stores, Inc., the tenant at our Jacksonville, Florida property, filed for protection under Chapter 11

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General (Continued)

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

Investment Policy

Rather than focus on a particular type of real estate asset or a specific geographic sector, our investments will be based, at least for the foreseeable future, on our assessment that a potential investment is significantly undervalued or presents an opportunity to outperform the marketplace. Additionally, we will make investments in assets believed to be underperforming and in which we believe, through an infusion of capital and improved management, an appropriate return on investment can be realized. Consequently, with certain limitations, we will seek to invest in or acquire most types of real estate assets or securities. Moreover, except as limited by the restrictions placed on us in order to meet our requirements to maintain REIT status or other regulatory restrictions, our investment decisions will not be materially affected by the nature of an investment or where that investment falls in an entity's capital structure. We will acquire entities that own real estate, invest in the equity of a real estate asset directly or through a venture, acquire preferred equity, mezzanine debt or first mortgage debt of a real estate asset to the extent we believe the ownership of the underlying real estate would be consistent with our investment strategy. In general, it is not expected that we will invest in an entity in which we do not own 100% of the equity unless we control, have the means to acquire control of the investment or have a mechanism in place to exit the investment for a price consistent with fair market value. In order to fund future acquisitions, we will utilize our cash reserves, obtain debt financing and/or sell additional equity.

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

Investments and dispositions made by us during the three months ended March 31, 2005 included the following:

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

West 38th Street Loan

We held a 50% interest in a $20,000,000 first mortgage loan secured by a property located at 63 West 38th Street, New York, New York ("West 38th Street Loan"). The interest rate was LIBOR plus 400 basis points (with a minimum rate of 5.42%). The loan had a three-year term and required payments of interest only. We indirectly obtained $7,000,000 of financing in connection with this investment that had a stated interest rate of LIBOR plus 175 basis points and required payments of interest only. The West 38th Street Loan was repaid in full on January 18, 2005. Total cash received was $3,165,000.

Presidential Realty Corp.

We had previously acquired 54,500 shares in Presidential Realty Corp. ("Presidential Realty") (AMEX:PDLA) for a total cost of $407,000. We sold our shares at various times during February of 2005 for a total gain of $142,000.

Sizeler Property Investors, Inc.

Beginning in August 2004, we began acquiring shares of common stock in Sizeler Property Investors, Inc. ("Sizeler") (NYSE:SIZ), a real estate investment trust that primarily is in the business of owning and operating income producing retail shopping centers and apartment communities in the southeastern United States. As of May 5, 2005, we had acquired a total of 1,490,600 shares of common stock of Sizeler which represents approximately 7.1% of all of the outstanding shares of common stock of Sizeler for an aggregate purchase price of approximately $12,275,000. On December 21, 2004, we sent a letter to Sizeler advising Sizeler of our intention to nominate a slate of three directors, consisting of Michael L. Ashner, Peter Braverman and Steven Zalkind, for election at Sizeler's 2005 annual meeting of stockholders. On January 19, 2005, we filed with the Securities and Exchange Commission a preliminary proxy statement in connection with our intention to nominate a slate of directors at Sizeler's 2005 annual meeting of stockholders. In March 2005, Sizeler brought an action (i) alleging that we had violated Federal Securities laws by not disclosing all required information in our Schedule 13D filings and (ii) seeking declaratory relief that the actions taken by Sizeler's Board in connection with its approval of a below market stock sale on March 15, 2005 did not breach their fiduciary duty or breach their obligation not to act fraudulently, in bad faith, recklessly, negligently or with corporate waste. We have filed an answer denying all of Sizeler's material allegations with respect to our 13D filings and will continue to vigorously defend this claim. Our answer also requested that the court deny the declaratory relief requested by Sizeler with respect to the March 15 stock sale. Sizeler's claims do not seek monetary damages. Sizeler recently announced, on the heels of a counterclaim brought by us seeking the court to set a meeting date, that their 2005 Annual Meeting of Stockholders will be held on the last Thursday of September or within 30 days thereafter.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Chicago Office Properties

On March 16, 2005, we entered into an agreement with Laurence Weiner and Gerald Nudo, two private individuals unaffiliated with the Trust, which agreement amended and restated in its entirety a prior agreement entered into on February 15, 2005. As amended, the agreement provides as follows: (i) we will make secured mezzanine loans with respect to 22 properties in an amount equal to 49% of the equity in the properties, with an option to make an additional advance increasing our funding to 60% of the equity of the properties; (ii) we will make secured mezzanine loans with respect to three properties in an amount equal to 60% of the equity in the properties; (iii) we will have an option to make secured mezzanine loans with respect to five properties in an amount equal to 49% of the equity in the properties, with an option to make an additional advance increasing our funding to 60% of the equity of the properties; and (iv) we will acquire an equity interest in the sole member of each property which interests will entitle the Trust to receive distributions from sales, refinancings and other capital transactions with respect to the applicable property. The loans will bear interest at 7.65%, require monthly payments of interest only and have a seven year maturity. The loans may be converted into an equity interest in the applicable borrower after one year at our request or after three years at the option of the borrower. Substantially all of the properties are located in the Chicago, Illinois metropolitan and suburban area.

In addition, the agreement provides for certain obligations on our part as well as Messrs. Weiner and Nudo to make additional loans to the properties with respect to costs expected to be incurred at the properties. We also have co-investment rights with respect to all other office properties acquired by Messrs. Weiner and Nudo and their affiliates in the Chicago, Illinois metropolitan and suburban areas.

This transaction was consummated in April 2005 at which time we made convertible mezzanine loans aggregating approximately $75,292,000 secured by ownership interests in entities holding 25 office buildings in the Chicago, Illinois metropolitan and suburban areas.

Purchase Contract for Amherst, New York Property

On March 21, 2005, we entered into an agreement to acquire two office building properties in Amherst, New York with an aggregate square footage of 200,000. The properties are net leased to and serve as the East Coast Headquarters of Ingram Micro, Inc. The contract purchase price for the properties is approximately $22,000,000. The acquisition is subject to our due diligence review. If consummated, it is expected that the transaction will close during the second quarter of 2005.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income.

Our primary sources of funds for liquidity consist of cash and cash equivalents, net cash provided by operating activities, payments received on the loans receivable and dividends received on the real estate equity securities. In the future, we may raise additional funds through debt financing and/or equity offerings.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to implement our investment policy as described above. We compete with numerous other companies for investments, including other REITs, insurance companies and other investors. Some of our competitors have greater resources than we do and for this and other reasons, we may not be able to compete successfully for investments.

We had cash and cash equivalents of $172,096,000 at March 31, 2005, which consisted of $6,485,000 in cash and $165,611,000 in cash equivalents with maturities of less than 90 days. U.S. Treasury Bills are classified as cash equivalents. The average annual yields on the U.S. Treasury Bills were 2.37% and 0.98% for the three months ended March 31, 2005 and 2004, respectively.

Our level of liquidity based upon cash and cash equivalents increased by approximately $89,537,000 for the three months ended March 31, 2005. The increase resulted from $91,693,000 of cash provided by financing activities, $687,000 provided by investing activities, which was partially offset by $2,843,000 of cash used in operating activities.

Cash provided by financing activities consisted of $85,875,000 of net proceeds from the issuance of the Series B-1 Cumulative Convertible Redeemable Preferred Shares ("Series B-1 Shares"), $3,977,000 of net proceeds from the issuance of Common Shares of Beneficial Interest and $4,600,000 of mortgage loan proceeds.

Cash used in financing activities consisted of $516,000 of dividend payments on our Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest ("Series A Shares"), $2,085,000 of mortgage loan repayments and $153,000 of debt issuance costs.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Liquidity and Capital Resources (Continued)

General (Continued)

Cash provided by investing activities consisted of $5,802,000 of proceeds from the sale of 5400 Westheimer (disposition of real estate held for syndication), $3,008,000 received from the repayment of the West 38th Street Loan and $549,000 of proceeds from the sale of shares in Presidential Realty. Cash used in investing activities consisted of $8,210,000 of purchases of various real estate securities and $381,000 of capital improvements to our operating properties.

Cash used in operating activities amounted to $2,843,000 which was primarily the result of a $3,600,000 increase in accounts receivable due to certain of the leases on our net lease properties which require that the tenants pay rent semi-annually.

We declared a dividend of $516,000 ($0.525 per share) on our Series A Shares in the first quarter of 2005. The first quarter dividend was paid April 30, 2005 to beneficiaries of record at the close of business on March 31, 2005.

We declared a dividend of $510,000 ($0.14 per share) on our Series B-1 Shares in the first quarter of 2005, which dividend represented the pro rata portion of the quarterly distribution of $0.40625 per share. The first quarter dividend was paid April 30, 2005 to beneficiaries of record at the close of business on March 31, 2005.

Results of Operations - March 31, 2005 Versus March 31, 2004

We operate in three business segments: (i) ownership of real estate operating properties, (ii) ownership of loans receivable and (iii) ownership and trading of real estate securities. (See Business Segments - Footnote 14 to the financial statements in Item 1).

Net Income (Loss)

Net income applicable to Common Shares of Beneficial Interest for the three months ended March 31, 2005 was $446,000 as compared to a net loss of $721,000 for the three months ended March 31, 2004. The primary reason for the increase in net income was an increase in revenues of $4,275,000 and other income of $287,000, partially offset by increased expenses of $2,134,000, a decrease in income from discontinued operations of $751,000.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Results of Operations - March 31, 2005 Versus March 31, 2004 (Continued)

Rents

Rental income increased by $3,492,000 to $3,862,000 for the three months ended March 31, 2005 from $370,000 for the three months ended March 31, 2004. The increase was primarily due to the acquisition of the net lease properties in November 2004 by our operating properties business segment which contributed $3,601,000 of revenue. This increase in rental income was partially offset by a decrease in revenues at Circle Tower of $9,000.

Interest and Dividends

Interest income increased by $783,000 to $1,037,000 for the three months ended March 31, 2005 from $254,000 for the three months ended March 31, 2004. The increase was the result of dividends on real estate securities of $130,000 in our real estate securities business segment, interest income of $652,000 on higher amounts invested in government securities and higher interest rates on the invested cash balances.

Property Operating

Property operating expenses decreased by $11,000 to $185,000 for the three months ended March 31, 2005 from $196,000 for the three months ended March 31, 2004. The decrease was due to a reduction in utilities expense at our Circle Tower property.

Real Estate Taxes

Real estate taxes increased by $5,000 to $21,000 for the three months ended March 31, 2005 from $16,000 for the three months ended March 31, 2004 due to higher taxes at the Circle Tower property. The 2004 expense reflects an abatement.

Depreciation and Amortization

Depreciation and amortization expense increased by $781,000 to $842,000 for the three months ended March 31, 2005 compared to $61,000 for the three months ended March 31, 2004. The increase was due primarily to depreciation and amortization of $736,000 on the newly acquired net lease properties.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Results of Operations - March 31, 2005 Versus March 31, 2004 (Continued)

Interest Expense

Interest expense increased by $1,669,000 to $1,700,000 for the three months ended March 31, 2005 compared to $31,000 for the three months ended March 31, 2004. The increase was due to the debt related to the net lease portfolio.

General and Administrative Expenses

General and administrative expenses decreased by $310,000 to $1,000,000 for the three months ended March 31, 2005 from $1,310,000 for the three months ended March 31, 2004. The primary cause of this decrease was a reduction in the annual premiums for directors' and officers' insurance.

Gain on Sale of Securities Available for Sale

The gain on sale of securities available for sale consists primarily of the gain on sale of shares in Presidential Realty.

Discontinued Operations

Income from discontinued operations decreased by $751,000 to $34,000 for the three months ended March 31, 2004 compared to $785,000 for the three months ended March 31, 2004. The decrease is attributed to the sale of the Park Plaza Mall and VenTek, which comprise the majority of the 2004 discontinued operations. The 2005 discontinued operations represent the Sherman, Texas net lease property.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on our cash flows and earnings.

At March 31, 2005, we had one loan payable that had a variable interest rate. The loan payable had an outstanding balance of $52,500,000 at March 31, 2005, was obtained in November 2004 and has a three-year term. Interest on the outstanding balance accrues at the LIBOR rate plus 450 basis points. As of March 31, 2005, we have an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal from a floating LIBOR plus 4.5% (7.25% at March 31, 2005) to a fixed rate of 8.55%.

The following table shows what the effect of a change in the LIBOR rate will have on annual interest expense.

                                                       Change in LIBOR
                                                       ---------------
                                               1%            2%            3%
                                               --            --            --

         Additional interest expense        $ 125,000    $ 250,000     $ 375,000

The fair market value of our debt, based on discounted cash flows at current market conditions and interest rates, approximates the aggregate carrying value of the debt at March 31, 2005.

Item 4. CONTROLS AND PROCEDURES

The Registrant's principal executive and financial officers have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate to ensure that information required to be disclosed by the Registrant in the reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Peach Tree Mall Litigation

The Trust, as one plaintiff in a consolidated action composed of numerous businesses and individuals, has pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. On March 4, 2005, the court approved the settlement of this matter pursuant to which the State of California has agreed to pay the Trust $11,000,000. Payment of the settlement remains subject to legislative appropriation. It is expected that the funding for this settlement will be incorporated in the State of California's budget for its 2005-2006 fiscal year at which time the Trust will be able to recognize the settlement as income. In connection with the settlement, the parties will exchange mutual releases.

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

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              First Union Real Estate Equity and
                                              Mortgage Investments


Date: May 13, 2005                            By: /s/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer


Date: May 13, 2005                            By: /s/ Thomas C. Staples
                                                  ------------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

                                  EXHIBIT INDEX

Exhibit                            Description                             Page
                                                                          Number

3.1     Bylaws of Trust as amended                                         (a)

3.2     Certificate of Amendment to Amended and Restated Declaration of    (b)
        Trust as of March 6, 2001

3.3     Amendments to Amended and Restated Declaration of Trust dated      (f)
        April 15, 2004

3.4     By-Law Amendments                                                  (n)

4.1     Form of certificate for Shares of Beneficial Interest              (c)

4.2     Certificate of Designations relating to Trust's Series A           (d)
        Cumulative Redeemable Preferred Shares of Beneficial Interest

4.3     Warrant to purchase 500,000 shares of Beneficial Interest of       (a)
        Trust

4.4     Agreement of Limited Partnership of First Union REIT L.P.,         (k)
        dated as of January 1, 2005

4.5     Certificate of Designations relating to Trust's Series B-1         (n)
        Cumulative Convertible Redeemable Preferred Shares of Beneficial
        Interest

10.1    1999 Trustee Share Option Plan                                     (e)

10.2    1999 Long Term Incentive Performance Plan                          (e)

10.3    Indemnification Agreement with Neil Koenig, dated as of April 29,  (n)
        2002

10.4    Stock Purchase Agreement between First Union Real Estate Equity    (h)
        and Mortgage Investments and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase Agreement"), including Annex A thereto, being the list of Conditions to the Offer.

10.5    Guaranty of Michael L. Ashner, Guarantor, dated November 26,       (h)
        2003, in favor of First Union Real Estate Equity and Mortgage Investments, Guarantee, in the form provided as Annex F to the Stock Purchase Agreement.

10.6    Advisory Agreement between First Union Real Estate Equity and      (h)
        Mortgage Investments and FUR Advisors, LLC.

10.7    Exclusivity Services Agreement between First Union Real Estate     (h)
        Equity and Mortgage Investments and Michael L. Ashner.

10.8    Covenant Agreement between First Union Real Estate Equity and      (h)
        Mortgage Investments and FUR Investors, LLC.

10.9 Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition (j) LLC, Keybank National Association, Newstar CP Funding LLC,
        Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

10.10   Form of Mortgage, dated November 18, 2004, in favor of Keybank     (j)
        National Association

10.11   Ownership Interest Pledge Agreement, dated November 18, 2004,      (j)
        from FT-Fin Acquisition LLC to Keybank National Association

10.12   Guaranty, dated as of November 18, 2004, by First Union Real       (j)
        Estate Equity and Mortgage Investments in favor of Keybank
        National Association, as the agent.

10.13 Indemnity Regarding Hazardous Materials, dated as of November 18, (j) 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.

10.14   Amended and Restated Omnibus Agreement, dated March16, 2005,       (l)
        among Gerald Nudo, Laurence Weiner and First Union REIT L.P.

10.15   Securities Purchase Agreement, dated February 16, 2005, between    (m)
        First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation

10.16   Securities Purchase Agreement, dated February 25, 2005, between    (n)
        First Union Real Estate Equity and Mortgage Investments, Perrin
        Holden & Davenport Capital Corp. and the Investors named therein

10.17   Registration Rights Agreement, dated February 28, 2005, between    (n)
        First Union Real Estate Equity and Mortgage Investments and the Investors named therein

10.18 Investor Rights Agreement, dated February 28, 2005, between First (n) Union Real Estate Equity and Mortgage Investments and the
        Investors named therein

10.19   Purchase and Sale Agreement, dated March 10, 2005, between         (o)
        Amherst Investors Business Trust and Micron Realty LLC

10.20   Assignment of Purchase and Sale Agreement, dated March 21, 2005,   (o)
        between Micron Realty LLC and First Union Real Estate Equity and Mortgage Investments

31      Certifications Pursuant to Section 302 of the Sarbanes-Oxley        *
        Act of 2002

32      Certification Pursuant to Section 906 of the Sarbanes-Oxley         *
        Act of 2002

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

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                           FORM 10-Q - MARCH 31, 2005

      (k)   Incorporated by reference to the Trust's Form 8-K dated January 1,
            2004
      (l)   Incorporated by reference to the Trust's Form 8-K dated March 18,
            2005
      (m) Incorporated by reference to the Trust's Form 8-K dated February 17, 2005
      (n)   Incorporated by reference to the Trust's Form 8-K dated March 2,
            2005
      (o)   Incorporated by reference to the Trust's Form 8-K dated March 23,
            2005