Form 10-Q
period 2005-06-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2005-08-08
CIK 37008

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

                  For the quarterly period ended June 30, 2005

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

As of August 1, 2005 there were 32,058,913 shares of common stock outstanding.

================================================================================

                                      INDEX

                                                                            Page

Part I. Financial Information

      Item 1. Financial Statements (Unaudited):

           Consolidated and Combined Balance Sheets as of June 30, 2005
           and December 31, 2004.............................................. 3

           Consolidated and Combined Statements of Operations and
           Comprehensive Income/(Loss) for the Three and Six Months Ended
           June 30, 2005 and June 30, 2004.................................... 4

           Consolidated and Combined Statements of Cash Flows for the Six
           Months Ended June 30, 2005 and June 30, 2004....................... 5

           Notes to Consolidated and Combined Financial Statements............ 6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 23

      Item 3. Quantitative and Qualitative Disclosure about Market Risk...... 31

      Item 4. Controls and Procedures........................................ 31

Part II. Other Information:

      Item 4. Submission of Matters to a Vote of Security Holders............ 32

      Item 5. Other Information.............................................. 32

      Item 6. Exhibits....................................................... 33

Signatures................................................................... 34

Exhibit Index................................................................ 35

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                      (In thousands, except per-share data)

                                                                              June 30, 2005   December 31, 2004
                                                                               (Unaudited)
                                                                              -------------   -----------------
ASSETS

  Investments in real estate, at cost
    Land                                                                       $      3,929      $      3,929
    Buildings and improvements                                                      106,194            87,599
                                                                               ------------      ------------
                                                                                    110,123            91,528
    Less - Accumulated depreciation                                                  (6,036)           (4,750)
                                                                               ------------      ------------
           Investments in real estate, net                                          104,087            86,778

  Cash and cash equivalents                                                          91,307            82,559
  Restricted cash                                                                     1,068                --
  Mortgage-backed securities available for sale pledged
      under repurchase agreements                                                   122,310                --
  Loans receivable                                                                    6,645             8,390
  Accounts receivable and prepayments, net of allowance
      of $12 and $57, respectively                                                    4,459             3,391
  Real estate securities available for sale                                          29,095            14,734
  Preferred equity investment                                                        78,332                --
  Equity investment in limited partnership                                              616                --
  Lease intangibles, net                                                             10,469             7,205
  Unamortized debt issue costs, net                                                   1,243             1,157
  Real estate held for sale                                                           1,382             1,379
  Real estate held for syndication                                                       --            84,375
                                                                               ------------      ------------
       TOTAL ASSETS                                                            $    451,013      $    289,968
                                                                               ============      ============

LIABILITIES

  Repurchase agreements                                                        $    118,243      $         --
  Mortgage loans payable                                                            103,007            84,206
  Liabilities of real estate held for syndication                                        --            76,762
  Accounts payable and accrued liabilities                                            4,999             5,615
  Dividends payable                                                                   1,535               516
  Deferred items                                                                         40                68
  Loan payable                                                                           34                44
  Liabilities of real estate held for sale and discontinued operations                1,766             2,615
                                                                               ------------      ------------
       TOTAL LIABILITIES                                                            229,624           169,826
                                                                               ------------      ------------

SHAREHOLDERS' EQUITY

  Series A Cumulative Convertible Redeemable Preferred Shares of
    Beneficial Interest, $25 per share liquidating preference, 2,300,000
    shares authorized, 983,082 outstanding in 2005 and 2004                          23,131            23,131
  Series B-1 Cumulative Convertible Redeemable Preferred Shares of
    Beneficial Interest, $25 per share liquidating preference, 4,000,000
    shares authorized and outstanding in 2005                                        94,316                --
  Common Shares of Beneficial Interest, $1 par, unlimited authorized,
    32,058,913 and 31,058,913 outstanding in 2005 and in 2004, respectively          32,059            31,059

  Additional paid-in capital                                                        210,945           207,968

  Accumulated other comprehensive income                                              5,481             3,034

  Accumulated distributions in excess of net income                                (144,543)         (145,050)
                                                                               ------------      ------------
                  Total Shareholders' Equity                                        221,389           120,142
                                                                               ------------      ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $    451,013      $    289,968
                                                                               ============      ============

          See Notes to Consolidated and Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005

             CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                   (Unaudited)

                      (In thousands, except per-share data)

                                                               For the Three Months Ended   For the Six Months Ended
                                                                        June 30,                   June 30,
                                                               --------------------------   ------------------------
                                                                   2005         2004            2005         2004
                                                                 --------     --------        --------     --------
Revenues
    Rents                                                        $  4,045     $    372        $  7,907     $    743
    Interest and dividends                                          1,118          689           2,155          944
                                                                 --------     --------        --------     --------
                                                                    5,163        1,061          10,062        1,687
                                                                 --------     --------        --------     --------
Expenses
    Property operating                                                181          151             366          348
    Real estate taxes                                                  20            8              41           25
    Depreciation and amortization                                     983           60           1,825          121
    Interest                                                        1,838          (20)          3,538           11
    General and administrative                                      1,686          851           2,686        2,159
                                                                 --------     --------        --------     --------
                                                                    4,708        1,050           8,456        2,664
                                                                 --------     --------        --------     --------
Other income
    Equity in earnings of preferred equity investment               1,131           --           1,131           --
    Equity in loss from investment in limited partnership              (2)          --             (26)          --
    Gain on sale of real estate securities available for sale          --          276             142          276
    Gain on sale of real estate held for syndication                   --           --             169           --
                                                                 --------     --------        --------     --------
                                                                    1,129          276           1,416          276
                                                                 --------     --------        --------     --------

Income (loss) from continuing operations                            1,584          287           3,022         (701)

Income from discontinued operations                                   487       20,159             522       20,942
                                                                 --------     --------        --------     --------

Net income                                                          2,071       20,446           3,544       20,241
    Preferred dividend                                             (2,011)        (516)         (3,037)      (1,032)
                                                                 --------     --------        --------     --------
Net income applicable to Common Shares of Beneficial Interest    $     60     $ 19,930        $    507     $ 19,209
                                                                 ========     ========        ========     ========

Other comprehensive income
Net income                                                       $  2,071     $ 20,446        $  3,544     $ 20,241
Unrealized gain on available for sale securities                    2,222          376           2,197          772
Unrealized (loss) gain on interest rate derivative                   (756)          --             250           --
                                                                 --------     --------        --------     --------
Comprehensive income                                             $  3,537     $ 20,822        $  5,991     $ 21,013
                                                                 ========     ========        ========     ========

Per share data - Basic and Diluted:
Loss from continuing operations, net of preferred dividend       $  (0.01)    $  (0.01)       $   0.00     $  (0.05)
Income from discontinued operations                                  0.01         0.65            0.02         0.67
                                                                 --------     --------        --------     --------
Net income applicable to Common Shares of Beneficial Interest    $   0.00     $   0.64        $   0.02     $   0.62
                                                                 ========     ========        ========     ========

Basic Weighted-Average Common Shares of Beneficial Interest        32,059       31,059          31,799       31,059
                                                                 ========     ========        ========     ========
Diluted Weighted Average Common Shares of Beneficial Interest      32,102       31,084          31,843       31,082
                                                                 ========     ========        ========     ========

          See Notes to Consolidated and Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                      (In thousands, except per-share data)

                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                      --------------------------
                                                                                          2005          2004
                                                                                      ------------  ------------
Cash flows from operating activities
    Net income                                                                        $      3,544  $     20,241
    Adjustments to reconcile net income
       to net cash provided by (used in) operating activities
          Depreciation and amortization                                                      1,398         1,163
          Amortization of lease intangibles                                                    691            --
          Straight-lining of rental income                                                   2,020            --
          Equity in earnings of preferred equity investment                                 (1,131)           --
          Equity in loss of limited partnership                                                 26            --
          Distribution of income from preferred equity investment                              646            --
          Gain on disposal of real estate                                                       --       (19,651)
          Decrease in deferred items                                                           (28)         (277)
          Impairment charge                                                                     --            65
          Net changes in other operating assets and liabilities                             (4,320)          436
                                                                                      ------------  ------------
                Net cash provided by operating activities                                    2,846         1,977
                                                                                      ------------  ------------

Cash flows from investing activities
    Investments in real estate                                                             (18,598)     (430,210)
    Investments in lease intangibles                                                        (3,955)           --
    Purchase of mortgage-backed securities available for sale                             (122,310)           --
    Investment in preferred equity investment                                              (77,847)           --
    Investment in limited partnership                                                         (642)           --
    Proceeds from disposition of real estate held for syndication                            7,613            --
    Purchase of real estate securities available for sale                                  (12,583)      (12,184)
    Proceeds from maturity of investments held to maturity                                      --       435,659
    Proceeds from sale of real estate securities available for sale                            419         3,614
    Proceed from sale of real estate                                                            --        34,023
    Increase in restricted cash                                                             (1,068)      (31,842)
    Issuance of loans receivable                                                            (1,311)      (18,677)
    Interest receivable on loans                                                                --           (24)
    Collection of loans receivable                                                           3,073         8,021
                                                                                      ------------  ------------
                Net cash used in investing activities                                     (227,208)      (11,620)
                                                                                      ------------  ------------

Cash flows from financing activities
    Increase in borrowings under repurchase agreement                                      118,243            --
    Proceeds from mortgage loans payable                                                    22,600            --
    Decrease in loans payable                                                                  (10)          (11)
    Debt issuance costs                                                                       (198)           --
    Principal payments of mortgage loans                                                    (3,799)         (144)
    Issuance of Common Shares of Beneficial Interest, net                                    3,977            --
    Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares, net          94,316            --
    Dividends paid on Preferred Shares of Beneficial Interest                               (2,018)       (1,032)
                                                                                      ------------  ------------
                Net cash provided by (used in) financing activities                        233,111        (1,187)
                                                                                      ------------  ------------

    Net increase (decrease) in cash and cash equivalents                                     8,749       (10,830)
    Cash and cash equivalents at beginning of period                                        82,559        14,924
                                                                                      ------------  ------------
    Cash and cash equivalents at end of period                                        $     91,307  $      4,094
                                                                                      ============  ============

  Supplemental Disclosure of Cash Flow Information
  Interest paid                                                                       $      3,541  $      1,743
                                                                                      ============  ============

  Supplemental Disclosure on Non-Cash Investing and Financing Activities

  Dividends accrued on Preferred Shares of Beneficial Interest                        $      1,535  $        516
  Mortgage loan assumed by purchaser of property                                                --        41,300
  Loans to limited partners of 5400 Westheimer                                              (1,338)           --
  Liabilities of real estate held for syndication satisfied in disposition                 (76,762)           --
                                                                                      ------------  ------------
                                                                                      $    (76,565) $     41,816
                                                                                      ============  ============

          See Notes to Consolidated and Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

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

The consolidated and combined financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated and combined financial position, results of operations and cash flows for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied. The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of results expected for the full year.

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

The fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Investments in Real Estate (Continued)

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and improvements and fixtures and equipment based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

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

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Trust's best estimate of the amount of probable credit losses in the Trust's existing accounts receivable. The Trust reviews its allowance for doubtful accounts monthly. Past due balances over 90 days or over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Trust does not have any off-balance-sheet credit exposure related to its tenants. Accounts receivable also includes amounts related to insurance recoveries.

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

Mortgage-Backed Securities

All of the Trust's mortgage-backed securities are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and temporary losses excluded from earnings and reported in other comprehensive income or loss, a component of shareholders' equity.

The Trust's mortgage-backed securities consist of a portfolio of whole pool adjustable rate mortgage-backed securities issued by Fannie Mae. All of the Trust's mortgage-backed securities are pledged as collateral under the Trust's repurchase agreement.

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities are amortized into interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity.

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

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Investment in Preferred Equity

The Trust invests in mezzanine loans that, in some cases, allow the Trust to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, preferred equity, joint venture or as real estate. Mezzanine loans with these participation characteristics and that also provide the Trust with a preferred return are classified as preferred equity investments and are accounted for using the equity method.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt. The fair value of the cash and cash equivalents, accounts receivable, investments in government securities, equity securities and commercial paper and accounts payable approximate their current carrying amounts due to their short-term nature. The fair value of the Trust's mortgage loans payable and loan payable approximate their current carrying amounts at June 30, 2005.

Derivative Financial Instruments

The Trust accounts for its interest rate swap agreements in accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") as amended by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and FAS No. 149 "Amendment of Statement 133 on Derivative Instrument and Hedging Activities." In accordance with FAS 133, all interest rate swap agreements are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. Since the Trust's derivatives are designated as "cash flow hedges," the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings. The ineffective amount of all interest rate swap agreements, if any, is recognized in earnings each quarter. To date, the Trust has not recognized any change in the value of its interest rate swap agreements in earnings as a result of the hedge or a portion thereof being ineffective. Accordingly, changes in value are recorded through other comprehensive income.

Upon entering into hedging transactions, the Trust documents the relationship between the interest rate swap agreements and the hedged liability. The Trust also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Trust assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly "effective," as defined by FAS 133. The Trust discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including hedged items such as forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as an interest rate swap agreement is no longer appropriate. To date, the Trust has not discontinued hedge accounting for any of its interest rate swap agreements.

The Trust utilizes interest rate swap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Repurchase Agreements

The Trust financed its June 2005 acquisition of its mortgage-backed securities through the use of a repurchase agreement. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Trust pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Trust retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Trust is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Trust may renew such agreement at the then prevailing financing rate. Margin calls, whereby the lender requires that the Trust pledge additional collateral to secure borrowings under its repurchase agreements with the lender, may be experienced by the Trust as the current face value of its mortgage-backed securities declines due to scheduled monthly amortization and prepayments of principal on such mortgage-backed securities. In addition, margin calls may also occur when the fair value of the mortgage-backed securities pledged as collateral declines due to increases in market interest rates or other market conditions. Through June 30, 2005, the Trust did not have any margin calls on its repurchase agreement.

The original term to maturity of the Trust's repurchase agreement is one month. Should the counterparty decide not to renew a repurchase agreement at maturity, the Trust must either refinance elsewhere or be in a position to satisfy this obligation, which might require the Trust to liquidate a portion or all of its investment in mortgage-backed securities.

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

Stock Options

Effective January 1, 2005, the Trust adopted the provisions of SFAS No. 123R, "Accounting for Stock-Based Compensation." There was no impact on the net income per share for the period ended June 30, 2005 on a basic and diluted basis.

Income Taxes

The Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum distribution requirement. As of December 31, 2004, the Trust has net operating loss carryforwards of $47,300,000 which will expire from 2019 through 2023. In connection with the issuance of the Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, the Trust's net operating loss carryforwards will be subject to annual limitations pursuant to Section 382 of the Code. The Trust also has capital loss carryforwards of $12,300,000 as of December 31, 2004 which will expire from 2006 through 2007.

The Trust owns stock in a corporation that has elected to be treated for Federal income tax purposes as a taxable REIT subsidiary ("TRS"). In order for the Trust to continue to qualify as a REIT, the value of the TRS stock cannot exceed 20% of the value of the Trust's total assets; at June 30, 2005 the TRS did not exceed 20% of the value of the Trust's total assets. The net income of a TRS is taxable at regular corporate tax rates. Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

for financial reporting purposes and such values as determined by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. A valuation allowance has been provided for the entire amount of deferred tax assets, which consists of FUMI's net operating loss carryforwards, due to the uncertainty of realization of the deferred tax assets. FUMI has net operating loss carryforwards of $10,100,000 which will expire from 2009 through 2023. Effective July 1, 2005, the Trust consummated a business combination with FUMI pursuant to which FUMI became the Trust's TRS and enables the Trust to utilize these loss carryforwards. The Trust and FUMI do not file consolidated tax returns.

Earnings Per Share

The Trust has calculated earnings per share for the three and six months ended June 30, 2005 and 2004 in accordance with SFAS 128, "Earnings Per Share." SFAS 128 requires that common share equivalents be excluded from the weighted average shares outstanding for the calculation of basic earnings per share. The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

The Trust's Series A Cumulative Preferred Shares of Beneficial Interest ("Series A Shares") and Series B-1 Cumulative Preferred Shares of Beneficial Interest ("Series B-1 Shares") are anti-dilutive at June 30, 2005 and 2004 and, accordingly, are not included in the weighted average shares outstanding for the dilutive earnings per share.

                                                                      For the Three Months Ended   For the Six Months Ended
                                                                                June 30,                  June 30,
                                                                      --------------------------   ------------------------
                                                                           2005         2004           2005         2004
                                                                         --------     --------       --------     --------
Basic
Income (loss) from continuing operations                                 $  1,584     $    287       $  3,022     $   (701)
Preferred dividend                                                         (2,011)        (516)        (3,037)      (1,032)
                                                                         --------     --------       --------     --------
Income (loss) from continuing operations, net of preferred dividend          (427)        (229)           (15)      (1,733)
Income from discontinued operations                                           487       20,159            522       20,942
                                                                         --------     --------       --------     --------
Net income applicable to Common Shares of Beneficial Interest            $     60     $ 19,930       $    507     $ 19,209
                                                                         ========     ========       ========     ========

Basic weighted-average Common Shares of Beneficial Interest                32,059       31,059         31,799       31,059
                                                                         ========     ========       ========     ========

Loss from continuing operations, net of preferred dividend               $  (0.01)    $  (0.01)      $   0.00     $  (0.05)
Income from discontinued operations                                          0.01         0.65           0.02         0.67
                                                                         --------     --------       --------     --------
Net income per Common Shares of Beneficial Interest                      $   0.00     $   0.64       $   0.02     $   0.62
                                                                         ========     ========       ========     ========

Diluted
Income (loss) from continuing operations                                 $  1,584     $    287       $  3,022     $   (701)
Preferred dividend                                                         (2,011)        (516)        (3,037)      (1,032)
                                                                         --------     --------       --------     --------
Loss from continuing operations, net of preferred dividend                   (427)        (229)           (15)      (1,733)
Income from discontinued operations                                           487       20,159            522       20,942
                                                                         --------     --------       --------     --------
Net income applicable to Common Shares of Beneficial Interest            $     60     $ 19,930       $    507     $ 19,209
                                                                         ========     ========       ========     ========

Basic weighted-average Common Shares of Beneficial Interest                32,059       31,059         31,799       31,059
Stock Options                                                                  43           25             44           23
                                                                         --------     --------       --------     --------
Diluted weighted-average Common Shares of Beneficial Interest              32,102       31,084         31,843       31,082
                                                                         ========     ========       ========     ========

Loss from continuing operations, net of preferred dividend               $   0.01     $  (0.01)      $   0.00     $  (0.05)
Income from discontinued operations                                          0.01         0.65           0.02         0.67
                                                                         --------     --------       --------     --------
Net income per Common Shares of Beneficial Interest                      $   0.00     $   0.64       $   0.02     $   0.62
                                                                         ========     ========       ========     ========

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Dividends

The Trust declared a dividend of $516,000 ($0.525 per share) on the Trust's Series A Shares in both the first and second quarters of 2005. The first quarter dividend was paid April 30, 2005 to beneficiaries of record at the close of business on March 31, 2005. The second quarter dividend was paid July 31, 2005 to beneficiaries at the close of business on June 30, 2005.

The Trust declared a dividend of $510,000 ($0.14 per share) on the Trust's Series B-1 Shares in the first quarter of 2005, which dividends represented the pro rata portion of the quarterly distribution of $0.40625 per share. The first quarter dividend was paid April 30, 2005 to beneficiaries of record as of the close of business on March 31, 2005. In May 2005, the Trust declared and paid a dividend on the Trust's Series B-1 Shares equal to $476,000 ($0.1308 per share) for the period April 1, 2005 through April 30, 2005. In June 2005, the Trust declared a dividend of $1,479,000 ($0.40625 per share) on the Trust's Series B-1 Shares issued in February 2005 and a dividend of $16,000 ($0.05 per share) on the Trust's Series B-1 Shares issued in June 2005, which dividend represented the pro rata portion of the quarterly distribution for the dividend period May 1, 2005 through July 30, 2005 of $0.40625. The dividend was paid July 31, 2005 to beneficiaries of record as of the close of business on June 30, 2005.

3. Related Party Transactions

The affairs of the Trust and its subsidiaries are administered by FUR Advisors LLC ("FUR Advisors") pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") dated December 31, 2003 between the Trust and FUR Advisors, which agreement was entered into in connection with the acquisition by FUR Investors LLC of its interest in the Trust and the other transactions entered into in connection therewith. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust's shareholder transfer agent and property managers. Effective as of January 1, 2005, the terms of the Advisory Agreement were modified to provide that the quarterly fee payable to FUR Advisors for providing such services would equal the lesser of an asset based fee or an outstanding equity based fee. In general, the asset based fee was the original fee set forth in the Advisory Agreement which is calculated as follows: (x) 1% of the gross asset value of the Trust up to $100 million, 0.75% of the gross asset value of the Trust between $100 million and $250 million, 0.625% of the gross asset value of the Trust between $250 million and $500 million and 0.50% of the gross asset value of the Trust in excess of $500 million (in light of the triple net lease nature of the 16 triple net lease properties, FUR Advisors agreed to reduce its fee for these properties to 0.25% of the gross asset value for the portion of this portfolio that is subject to leverage) plus (y) a fee, not exceeding commercially reasonable rates approved by a majority of the independent members of the board of trustees, for providing administrative and clerical services with respect to loans made by the Trust to third parties.

The equity based fee is calculated as follows: (i) 1.5% of the issued and outstanding equity securities of the Trust plus (ii) .25% of any equity contribution by a third party to a joint venture managed by the Trust. For purposes of the equity based calculation, the 31,058,913 Common Shares of Beneficial Interest ("Common Shares") outstanding at January 1, 2005 are to be valued as follows: $2.30 (FUR Investors LLC's tender offer price in its December 2003 tender offer) with respect to 26,058,913 Common Shares and $2.60 (the purchase price paid by FUR Investors LLC) with respect to the 5,000,000 Common Shares acquired by FUR Investors LLC on December 31, 2003. The Trust's Series A Shares are valued at their liquidation preference amount of $25 per share. All Preferred and Common Shares issued subsequent to January 1, 2005 are valued at the net issuance price: (i) Series B-1 Shares ($25 per share), (ii) Common Shares sold to Kimco Realty Corporation ($4 per share).

In addition to the foregoing modification, regardless of whether the asset based methodology or equity based methodology is used, the reimbursement to FUR Advisors of up to $100,000 per annum for the costs associated with the employment of one or more asset managers has been eliminated.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

3. Related Party Transactions (Continued)

FUR Advisors is also entitled under both the asset based fee and the equity based fee pursuant to the Advisory Agreement to receive (i) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board, and (ii) an incentive fee, both of which were provided for in the original Advisory Agreement. The incentive fee entitles FUR Advisors to receive (a) an amount equal to 20% of all distributions paid to Beneficiaries of Common Shares after December 31, 2003 in excess of the Threshold Amount, hereinafter defined, and, (b) upon the termination of the Advisory Agreement, an amount equal to 20% of the "liquidation value" of the Trust in excess of the Threshold Amount at the termination date. As defined in the Advisory Agreement, the Threshold Amount is equal to (x) $71.3 million, increased by the net issuance price of all Common Shares, with an adjustment for Preferred Shares converted, issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct consequential damages to the Trust if the Advisory Agreement is terminated by the Trust for cause. At June 30, 2005, the Threshold Amount was $83,041,000.

Effective February 1, 2004, Winthrop Management L.P. (formerly known as Kestrel Management L.P.), an affiliate of FUR Advisors and the Trust's executive officers, assumed property management responsibilities for Circle Tower. Pursuant to the terms of the property management agreement, Winthrop Management L.P. receives a fee equal to 3% of the monthly revenues of Circle Tower which fee has been approved by the independent members of the Board of Trustees, and is less than the amount paid to the prior management company.

The following table sets forth the fees and reimbursements paid by the Trust for the three and six months ended June 30, 2005 to FUR Advisors and Winthrop Management L.P. (in thousands):

                                  Three Months            Three Months          Six Months Ended        Six Months Ended
                                      Ended                   Ended               June 30, 2005           June 30, 2004
                                  June 30, 2005           June 30, 2004
Asset Management Fee(1)            $   693 (3)             $   302 (4)             $ 1,180 (3)             $   687 (4)
Loan Servicing Fee(1)                   20                       3                      21                       5
Property Management Fee(2)              10                      10                      20                      18
Reimbursement(1)                        --                      27                      --                      30

      (1)   Payable to FUR Advisors
      (2)   Payable to Winthrop Management L.P.
      (3)   Determined using equity based method
      (4)   Determined using asset based method

The Trust and FUMI paid fees of $4,000 and $30,000 for the three months ended June 30, 2005 and 2004, and $27,000 and $97,726 for the six months ended June 30, 2005 and 2004 respectively, to the Real Estate Systems Implementations Group, LLC ("RE Systems") for financial reporting and advisory services. The managing member of RE Systems assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000, and Interim Chief Executive Officer in January 2003. In addition, he became a trustee of the Trust in June 2003. He resigned as Interim Chief Executive Officer and Interim Chief Financial Officer on December 31, 2003 and resigned as Trustee on April 15, 2004.

4. Common Share Issuance

On February 17, 2005, the Trust sold to Kimco Realty Corporation, through a private placement, 1,000,000 of its Common Shares for an aggregate purchase price of $4,000,000. The Trust incurred a total of $23,000 in legal fees in connection with this transaction.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

5. Series B-1 Preferred Share Issuance

On February 28, 2005, the Trust sold to a number of institutional investors, through a private offering, 3,640,000 shares of its Series B-1 Shares for $91,000,000 in gross proceeds. The Trust incurred a total of $5,125,000 of underwriting, placement agent and legal fees to unaffiliated third parties in connection with this issuance.

On June 20, 2005, the Trust, through a private offering, sold an additional 360,000 shares to the existing shareholders of its Series B-1 Shares as well as three additional investors for $9,000,000 in gross proceeds, bringing the total issuance of its Series B-1 shares to $100,000,000 in gross proceeds. The Trust incurred a total of $559,000 of underwriting, placement agent and legal fees to unaffiliated third parties in connection with this issuance.

The Series B-1 Shares entitle the holders to cumulative dividends at a minimum rate of 6.5% and can be convertible into Common Shares at a conversion price of $4.50, subject to anti-dilution adjustments. If fully converted, the Series B-1 Shares would represent approximately 40.9% of the outstanding Common Shares (based on the number of Common Shares outstanding at June 30, 2005). In addition, the holders of the Series B-1 Shares have the right to elect one Trustee to the Board of Trustees of the Trust as long as 910,000 Series B-1 Shares are outstanding.

6. Shelf Registration

On June 21, 2005, the Trust filed a Registration Statement on Form S-3 with the Securities and Exchange Commission covering the offer and sale of up to an aggregate offering price of $400,000,000 in any combination of debt securities, Common and Preferred Shares of Beneficial Interest. The S-3 also covers the resale of the 22,222,223 Common Shares issuable upon conversion of the Trust's outstanding Series B-1 Preferred Shares, and the resale of the 1,000,000 common shares currently held by one of the holders of the Series B-1 Preferred Shares. Under a shelf registration, the Trust may sell securities in one or more separate offerings with the amount, price and terms to be determined at the time of sale. Proceeds from such offerings will be used for general corporate purposes, including acquiring additional properties, repaying debt and improving properties. The Trust will not receive any proceeds from resales of Common Shares under the S-3. The S-3 was declared effective by the Securities and Exchange Commission on July 25, 2005.

7. Loans Receivable

As of June 30, 2005, the Trust held the following loans receivable (in thousands):

                                                   Outstanding
                            Property                Principal      Accrued     Carrying     Interest
Property/Collateral         Location                 Balance       Interest     Amount        Rate          Maturity
-------------------         --------                 -------       --------     ------        ----          --------

Wingate Inn (1)             Clearwater,  FL          $ 2,764         $  1       $2,765       10%            February
                                                                                                            2007

536 West 28th St. (1)       New York, NY               2,506           26        2,532       12.25%         April 2009
                                                                                             (LIBOR
                                                                                             +9.5%)
5400 Westheimer L.P.                                                                                        January 2007
Interests (2)               Houston, TX                1,338           10        1,348       12%
                                                     -------         ----       ------

                                                     $ 6,608         $ 37       $6,645
                                                     =======         ====       ======

      (1)   Secured by a first mortgage.

      (2)   Seven loans secured by limited partnership interests.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

7. Loans Receivable (continued)

For the period ended June 30, 2005, activity related to the principal balance of loans is as follows (in thousands):

            Balance at January 1, 2005                                  $ 8,319
            Advances made                                                 1,338
            Repayments                                                   (3,049)
                                                                        -------
            Balance at June 30, 2005                                    $ 6,608
                                                                        =======

8. Real Estate Securities Available for Sale

The detail of real estate securities held for sale as of June 30, 2005 is as follows (in thousands):

                                                                             Unrealized
                                       Date              Cost at           Gain (Loss) at         Balance at
         Name                        Purchased        June 30, 2005         June 30, 2005       June 30, 2005
         ----                        ---------        -------------         -------------       -------------
Sizeler Property
  Investors, Inc.                     Various          $   14,442            $  5,366             $ 19,808
Securities of other real
  estate companies                    Various               9,097                 190                9,287
                                                       ----------            --------             --------

                                                       $   23,539            $  5,556             $ 29,095
                                                       ==========            ========             ========

9. Mortgage-Backed Securities Pledged Under Repurchase Agreement

At June 30, 2005, all of the Trust's mortgage-backed securities were classified as available-for-sale and, as such, were carried at their estimated fair value, based on prices obtained from a third party. The following table presents the carrying value of the Trust's mortgage-backed securities as of June 30, 2005 and December 31, 2004.

                                                         June 30,   December 31,
                                                          2005          2004
                                                        --------    ------------
          (In thousands)

          Agency Mortgage-Backed Securities:
                   Fannie Mae Whole Pool Certificates   $122,310      $     --

Although not rated, Agency mortgage-backed securities carry an implied AAA rating. Agency mortgage-backed securities are guaranteed as to principal and/or interest by the Federal National Mortgage Association ("Fannie Mae"), a federally chartered corporation.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

9. Mortgage-Backed Securities Pledged Under Repurchase Agreement (Continued)

The following table presents the amortized cost and fair value of the Trust's mortgage-backed securities at June 30, 2005 (in thousands):

                                                                        June 30,
                                                                          2005
                                                                        --------
            Principal balance (par value)                               $121,233
            Interest payment receivable                                      411
            Unamortized premium                                              666
                                                                        --------
            Carrying value/estimated fair value                         $122,310
                                                                        ========

The mortgage-backed securities bear interest at a weighted average interest rate of 4.21%.

10. Hedge Instruments

In connection with the Trust's interest rate risk management process, the Trust periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. Through June 30, 2005, such instruments have been interest rate swaps, which in effect modify the repricing characteristics of the Trust's repurchase and floating rate mortgage debt agreements as well as cash flows for such liabilities. The use of hedging instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. To mitigate this exposure, the Trust only enters into such transactions with financial institutions whose long-term debt rating is A or better, as determined by Standard & Poor's. In the event of a default by the counterparty, the Trust would not receive payments provided for under the terms of the hedging instrument and could have difficulty obtaining its assets pledged as collateral for the interest rate swaps.

The Trust's interest rate swaps are used to lock-in the fixed interest rate related to its repurchase agreement as well as a portion of its floating rate mortgage debt.

The table below presents information about the Trust's interest rate swaps at June 30, 2005: (dollars in thousands)

                                                    Estimated Fair     Gross
                                          Notional  Value/Carrying   Unrealized
      Active Period Through    Swap Rate   Amount       Value        Gain/(Loss)
      ---------------------    ---------  --------  --------------   -----------

      November 2007              8.55%    $ 40,000    $      (75)    $     (75)
      January 2008              4.045%    $118,000    $        -     $       -

11. Repurchase Agreements

Information pertaining to the repurchase agreements as of June 30, 2005 is as follows (dollars in thousands):

December 31,              June 30,   Carrying Value
   2004         Net        2005      of Underlying
  Balance      Change     Balance      Collateral     Type of Collateral
  -------      ------     -------      ----------     ------------------

$       -     $118,243    $118,243      $122,310      Mortgage-Backed Securities

As of June 30, 2005, the borrowing rate on the Trust's repurchase agreement was LIBOR minus 3 basis points and is renewed monthly.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

12. Preferred Equity Investment

On April 19, 2005, the Trust made 22 separate convertible mezzanine loans and equity investments in 22 separate entities (each, a "Borrower") in the aggregate amount of approximately $69,326,000 (exclusive of a $980,000 subsequent advance, which is included in the Trust's restricted cash balance at June 30, 2005). Each of the Borrowers was owned primarily by a group of individuals (collectively "Marc") who were not affiliates of the Trust. Each loan is secured by the applicable Borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex. Each Borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the Borrower holds a 75% interest in the Property Owner. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only. The amounts advanced under each loan together with the equity investment in the applicable Borrower, as described below, was equal to 49% of the difference between the agreed value of the property owned by the applicable Property Owner and the existing debt encumbering such property.

On May 6, 2005, the Trust made additional convertible mezzanine loans and equity investments in the amount of approximately $5,810,000 with respect to two additional properties on the same terms as the loans made on April 19 except that the amount advanced under these loans together with the equity investment, as described below, was equal to 60% of the difference between the agreed value of the property and the existing debt encumbering the property. The two properties have a value of approximately $31 million.

As part of the above transactions, First Union acquired an equity interest in each of the Borrowers. The equity interest entitles First Union to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts sufficient to fully satisfy all of the debt encumbering the applicable property, including its respective loan and a return to the Borrower of its deemed equity (the agreed value of the applicable property less all debt encumbering the applicable property including the loan made by First Union) plus a 7.65% cumulative return thereon.

On June 15, 2005, the Trust made a $1,600,000 second mortgage loan to a borrower beneficially owned my Marc. The terms of the loan are the same as the terms of loans made on April 19, 2005. In addition, this loan entitles the Trust to participation in the cash flow and capital proceeds of the property on terms equivalent to the equity interest that the Trust holds in the Borrowers.

Further, the Trust has committed to advance approximately $6,900,000 to cover the costs of tenant improvements and capital expenditures at the 25 properties.

First Union also has the right to co-invest in all other office properties acquired by Marc and their affiliates in the Chicago, Illinois metropolitan and suburban areas.

13. Circle Tower Mortgage Loan

On March 17, 2005, the Trust obtained a $4,600,000 loan from Nomura Credit & Capital, Inc., an unaffiliated third party lender, which is secured by the Trust's Indianapolis, Indiana property. The loan bears interest at 5.82%, requires monthly payments of principal, interest and real estate tax escrow of $54,000 and is scheduled to mature on April 11, 2015, at which time the outstanding principal balance is estimated to be approximately $3,831,000. The Trust received net proceeds from this loan, after satisfying closing costs of approximately $4,387,000.

14. Portfolio Investments

On May 25, 2005, the Trust acquired two adjacent office building properties in Amherst, New York that are triple net leased to, and serve as the east coast headquarters of, Ingram Micro, Inc. The properties contain an aggregate of 200,000 square feet of office space and were acquired for an aggregate purchase price of $22,054,955. In connection with this acquisition, the Trust obtained an $18,000,000 first mortgage loan from Greenwich Capital Financial Products, Inc., an unaffiliated third party lender.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

14. Portfolio Investments (continued)

The loan bears interest at 5.65%, requires monthly payments of principal, interest and real estate tax escrow of $117,989 commencing November 2005 and is scheduled to mature on November 6, 2013. The loan requires payments of only interest and escrow until November 2005. The Trust received net proceeds from this loan, after satisfying closing costs, of approximately $17,796,000.

15. 5400 Westheimer Holding, L.P.

On January 3, 2005, the loan previously made by the Trust to 5400 Westheimer Holding L.P. ("5400 Westheimer") was satisfied by the payment of $7,140,000 with the Trust retaining a 7% limited partnership interest in 5400 Westheimer.

Also on January 3, 2005, the Trust made non-recourse loans to seven limited partners in 5400 Westheimer aggregating $1,338,000 (the "LP Loans"), the proceeds of which were used by the limited partners to fund their capital contribution requirements to 5400 Westheimer. The LP Loans are secured by the applicable limited partner's interest in 5400 Westheimer. The loans bear interest at 12% per annum and require quarterly payments of interest only. Principal payments of $669,000 are required to be made on January 5, 2006 and January 5, 2007. If all of the borrowers of the LP Loans were to default on their LP Loans, the Trust would acquire an additional 25% limited partner interest in 5400 Westheimer. In addition to the 7% limited partnership interest transferred to the Trust in satisfaction of its initial loan, the Trust also holds a 1% general partner interest in 5400 Westheimer. 5400 Westheimer indirectly holds a 100% ownership interest in real property located at 5400 Westheimer Court, Houston, Texas (the "Houston Property").

In addition to its ownership, the Trust will receive an incentive payment equal to 20% of any distributions paid to the limited partners of 5400 Westheimer after each limited partner has received distributions of the their investment plus a 6% cumulative annual, compounded return.

For financial reporting purposes, at December 31, 2004, the Houston Property was classified as real estate held for syndication and reflected 100% of 5400 Westheimer's assets and liabilities. The Trust recognized a gain on sale of real estate held for syndication of $169,000 in the first quarter of 2005 upon completion of the sale. As of June 30, 2005, this investment was classified on the Trust's balance sheet as a loan receivable in the amount of $1,338,000 and an equity investment in limited partnership of $616,000.

16. Winn-Dixie Bankruptcy

On February 22, 2005, Winn-Dixie Stores, Inc., the tenant at the Trust's Jacksonville, Florida property, filed for protection under Chapter 11 of the United States Bankruptcy Code. The Trust has not received notification as to whether Winn-Dixie will assume or reject its lease. If it elects to reject its lease, the lease will be terminated and the Trust will become responsible for all costs associated with the property. If the lease is rejected, the Trust will seek to re-tenant or sell the property. Until such time as Winn-Dixie makes its election, all rents (approximately $1,500,000 a year) and other payments due under the lease from and after the date of Winn-Dixie's bankruptcy filing are required to be paid. All required payments have been made through June 30, 2005.

17. Discontinued Operations

The tenant for the Trust's Sherman, Texas property has exercised its purchase option under the lease pursuant to which it was to acquire the property effective May 1, 2005 for a gross sales price of approximately $2,018,000. However, due to negotiations between the tenant and the ground owner, the consummation of this sale is not anticipated to occur until the third quarter 2005. The tenant will continue to be obligated to make its scheduled rental payments until the sale has closed. For financial reporting purposes, the Trust expects to recognize a net gain on the sale of this property of approximately $535,000.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

17. Discontinued Operations (Continued)

SFAS No. 144 requires that disposals of a "component" of an entity be treated as discontinued operations. In accordance with SFAS No. 144, for all periods presented, the Trust reclassified its statements of operations to reflect income and expenses for properties held for sale as discontinued operations. In addition, the Trust has reflected assets and liabilities related to such properties as real estate held for sale and liabilities of real estate held for sale and discontinued operations.

The combined results related to discontinued operations for the three and six months ended June 30, 2005 and June 30, 2004 are as follows (in thousands):

                                      For the Three Months    For the Six Months
                                         Ended June 30,          Ended June 30,
                                      --------------------    ------------------
(Amounts in thousands)                   2005       2004        2005       2004
                                       -------    -------     -------    -------

Total revenues                         $   505    $ 4,574     $   556    $ 8,738
Total expenses                              17      4,001          34      7,447
Gain on sale of property                    --     19,651          --     19,651
                                       -------    -------     -------    -------
Income from discontinued operations    $   488    $20,224     $   522    $20,942
                                       =======    =======     =======    =======

Liabilities of discontinued operations at June 30, 2005 and December 31, 2004 are as follows:

(Amounts in thousands)                                           2005      2004
                                                                ------    ------

Mortgage loans payable                                          $  890    $  956
Accounts payable and accrued expenses                              876     1,659
                                                                ------    ------
                                                                $1,766    $2,615
                                                                ======    ======

Discontinued operations for 2004 consisted primarily of the sale of the Park Plaza Mall and VenTek. The 2005 discontinued operations represented the Sherman, Texas triple net lease property and adjustments related to the Park Plaza Mall and VenTek.

18. Contingencies

William Ackman, a former Trustee of the Trust, has made demand on the Trust for indemnification for approximately $1.5 million of expenses incurred by him in his capacity as a Trustee in connection with the litigation matters relating to the aborted merger of the Trust with Gotham Golf Corp., an entity controlled by Mr. Ackman. The Trust has forwarded this demand to its insurance carrier. Both the Trust's insurance carrier and the Trust have denied this demand based on the documentation submitted to date. No provision for liabilities, if any, attributable to this matter has been accrued in the accompanying financial statements.

Revenue Canada has made inquiries of Imperial Parking relating to deductions taken by Imperial Parking at the time it was owned by FUMI. If these deductions are ultimately disallowed Imperial Parking may make a claim for indemnification for amounts owed to Revenue Canada. Although FUMI is required to indemnify Imperial Parking for certain damages, FUMI might not be required to indemnify Imperial Parking for these damages. However, the Trust has reserved certain amounts for possible costs related to this matter.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

19. Business Segments

The Trust operates in three business segments: (i) ownership of real estate operating properties (the "Operating Properties"), (ii) ownership of loans receivable ("Loans") and (iii) ownership and trading of real estate securities ("Real Estate Securities"). The Trust and FUMI's other assets ("Other Assets") consist primarily of cash and cash equivalents, deferred issue costs for loans payable and real estate held for syndication. All intercompany transactions between segments have been eliminated. Revenues and expenses from discontinued operations have been excluded from the segment presentation.

Business Segments (in thousands)           Three Months Ended June 30,  Six Months Ended June 30,
                                           ---------------------------  -------------------------
                                               2005         2004            2005         2004
                                             --------     --------        --------     --------
Rents & Other Revenues
     Operating Properties                    $  4,045     $    371        $  7,907     $    743
     Loans                                      1,325          439           1,590          636
     Real Estate Securities                       105          276             495          276
                                             --------     --------        --------     --------
                                                5,475        1,086           9,992        1,655
Less - Operating Expenses
     Operating Properties                         181          151             366          348
                                             --------     --------        --------     --------
                                                  181          151             366          348
                                             --------     --------        --------     --------
Less - Real Estate Taxes
     Operating Properties                          20            8              41           25
                                             --------     --------        --------     --------
                                                   20            8              41           25
                                             --------     --------        --------     --------
Net Operating Income
     Operating Properties                       3,844          212           7,500          370
     Loans                                      1,325          439           1,590          636
     Real Estate Securities                       105          276             495          276
                                             --------     --------        --------     --------
                                                5,274          927           9,585        1,282
                                             --------     --------        --------     --------

Less - Depreciation and Amortization              983           60           1,825          121

Less - Interest Expense                         1,838          (20)          3,538           11

Corporate Income (Expense)
     Interest                                     817          250           1,317          308
     General and administrative                (1,686)        (850)         (2,686)      (2,159)
     Gain on sale of real estate held for
     syndication                                   --           --             169           --
                                             --------     --------        --------     --------

Income/(Loss) from continuing operations        1,584          287           3,022         (701)

Income from discontinued operations               487       20,159             522       20,942
                                             --------     --------        --------     --------

Net income                                   $  2,071     $ 20,446        $  3,544     $ 20,241
                                             ========     ========        ========     ========

Capital Expenditures
     Operating Properties                    $    381     $    672        $    506     $    808
                                             --------     --------        --------     --------
                                             $    381     $    672        $    506     $    808
                                             ========     ========        ========     ========

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

                                                        June 30,    December 31,
                                                          2005          2004
                                                        --------      --------
Identifiable Assets
     Operating Properties                               $115,938      $ 95,540
     Loans                                               207,287         8,390
     Real Estate Securities                               29,711        14,734
     Other Assets                                         98,077       171,304
                                                        --------      --------
Total Assets                                            $451,013      $289,968
                                                        ========      ========

(1) Discontinued operations for 2004 consisted primarily of the sale of the Park Plaza Mall and VenTek. The 2005 discontinued operations represented the Sherman, Texas triple net lease property and adjustments related to the Park Plaza Mall and VenTek.

20. Subsequent Events

Sale of Common Shares

On July 14, 2005, the Trust sold as a selling shareholder in the initial public offering of JER Investors Trusts, Inc. ("JER") (NYSE:JER) its 66,667 shares of common stock in JER for the initial offering price of $17.75 per share, less the underwriters discount. The Trust received gross proceeds of $1,183,000 from its sale and recognized a gain of approximately $183,000.

Newkirk Transaction

On August 5, 2005, the Trust agreed to acquire $50 million in newly issued common shares of Newkirk Realty Trust, Inc. ("Newkirk"), a newly formed real estate investment trust, with the timing of such investment to coincide with the Newkirk initial public offering ("Newkirk IPO"). In addition to the acquisition of the common stock in Newkirk, the Trust also agreed to assign to Newkirk certain rights of the Trust under its Exclusivity Services Agreement with Michael Ashner, the Trust's Chief Executive Officer, relating to the utilization of his services for Newkirk's future net lease investments (the "Exclusivity Assignment"), the timing of which shall coincide with the Newkirk IPO In consideration of the Exclusivity Assignment and the receipt of such services, Newkirk will: (i) issue $20 million of additional Newkirk common shares, 50% of which will vest immediately and 50% of which will vest ratably over a three year period, and that the Trust will receive all dividends and the right to vote with respect to the unvested Newkirk shares; and (ii) the Trust will receive the economic benefit of 80% of the incentive management fee payable by Newkirk to NKT Advisors LLC ("NKT"), the entity that will provide advisory services to Newkirk.

In connection with the issuance of the Newkirk shares, the Trust has agreed not sell, transfer, pledge, redeem or otherwise dispose of its shares of common stock in Newkirk for a period equal to the earlier of (i) three years from the date of the Newkirk IPO or (ii) at such time as NKT is no longer providing advisory services to Newkirk; provided, however, in no event shall such period be less than one year from the date of the Newkirk's IPO. Notwithstanding the foregoing, commencing one year from the date of the Newkirk IPO, the Trust is permitted to pledge its shares of common stock in Newkirk in connection with borrowings with a maximum principal amount no greater than 35% of the value of all shares of Newkirk's common stock (based on the Newkirk IPO common stock price) held by the Trust. With respect to the shares that are to vest over a three year period, such shares will be forfeited if: (i) the advisory agreement with NKT is terminated by Newkirk for cause; (ii) Michael Ashner dies or becomes disabled, unless the other members of NKT's senior management then in place remain in their positions; or (iii) Michael Ashner resigns as an officer and director of both Newkirk and NKT (each, a "Forfeiture Event"). Conversely, all of the unvested shares shall become immediately vested if: (i) Newkirk terminates the advisory

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                            FORM 10-Q - JUNE 30, 2005
                          NOTES TO FINANCIAL STATEMENTS

20. Subsequent Events (Continued)

Newkirk Transaction (Continued)

agreement with NKT other than for cause; or (ii) NKT terminates the advisory agreement following a breach of a material term of the advisory agreement by Newkirk that is not timely cured. The Exclusivity Assignment shall immediately be deemed terminated and revert back to the Trust upon: (i) a Forfeiture Event other than as a result of the death or disability of Michael Ashner; or (ii) the termination or non-renewal of the advisory agreement with NKT for any reason.

All of the foregoing is subject to the consummation of the Newkirk IPO, the entering into of definitive documentation and other customary closing conditions.

Newkirk has been formed to acquire a controlling interest in The Newkirk Master Limited Partnership, an entity in which Michael Ashner and certain other members of the Trust's senior management own an interest and of which his affiliate is the general partner. The business of the Newkirk MLP is investment in net leased properties. In addition, Newkirk's advisor, NKT, will be 80% owned by FUR Holdings LLC, the entity that owns our advisor. The proposed transactions with Newkirk are referenced, and more fully discussed, in a registration statement on Form S-11 filed on August 5, 2005 with the Securities and Exchange Commission by Newkirk in connection with the Newkirk IPO.

A Special Committee of the Trust's Board considered and recommended for Board approval the proposed transactions. The members of the Trust's Special Committee are Arthur Blasberg, Jr., chair, Talton Embry and Howard Goldberg, each of whom is an independent trustee of the Trust.

Sale of Common Shares to Vornado Realty Trust

Also on August 5, 2005, the Trust agreed to sell to Vornado Realty Trust or its wholly-owned subsidiary, a number of shares of the Trust's common shares of beneficial interest equal to the lesser of (i) 9.9% of the outstanding common shares (after giving effect to such issuance) (3,522,566 based on the common shares outstanding at August 5, 2005) or (ii) 4,000,000, in each case for a purchase price of $4.00 per share. The sale, which will be made pursuant to the Trust's effective shelf registration statement on Form S-3, is conditioned upon the execution of definitive documentation containing the final terms and conditions of the agreement as well as customary closing conditions. The closing of the sale transaction shall occur on the earlier of the date of closing of the Newkirk IPO or March 31, 2006. the Trust shall have the right, but not the obligation, to terminate the sale agreement with Vornado if the Newkirk IPO is not consummated by March 28, 2006.

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

General

We are a real estate investment trust ("REIT") engaged in the business of owning real property and real estate related assets. As of June 30, 2005, we held, in addition to our cash reserves, the following assets: (i) an office building located in Indianapolis, Indiana commonly referred to as Circle Tower; (ii) 18 triple net lease properties; (iii) a 1% general partner interest in 5400 Westheimer Holding L.P. ("5400 Westheimer"), a limited partnership that indirectly owns an office building in Houston, Texas; (iv) an additional 7% limited partnership interest in 5400 Westheimer; (v) loans secured by an aggregate 25% of limited partnership interests in 5400 Westheimer; (vi) a 25% participation interest in a loan secured by a first mortgage on a commercial property located in New York City's Chelsea area; (vii) a first mortgage loan secured by a Wingate Hotel and the land on which it is situated located in Clearwater Florida; (viii) 7.2% of the outstanding shares of common stock of Sizeler Property Investors, Inc. (NYSE:SIZ); (ix) equity interests in various public and private REITs; (x) 24 separate convertible mezzanine loans and equity investments in 24 separate entities located in the Chicago metropolitan and suburban area; (xi) one second mortgage on a property located in Westchester, Illinois and suburban area; and (xii) mortgage-backed securities pledged under repurchase agreements.

The average occupancy rate at Circle Tower for the six months ended June 30, 2005 and June 30, 2004 was 82.73% and 87.72% respectively. The average occupancy rate at the Amherst property was 100% for the six months ended June 30, 2005 and June 30, 2004. The triple net lease portfolio purchased in November 2004 is 100% leased at June 30, 2005. However, on February 22, 2005, Winn-Dixie Stores, Inc., the tenant at our Jacksonville, Florida property, filed for protection under Chapter 11 of the United States Bankruptcy Code. We have not received notification as to whether Winn-Dixie will assume or reject its lease. If it elects to reject its lease, the lease will be terminated and we will become responsible for all costs associated with the property. If the lease is rejected, we will seek to re-tenant or sell the property. Until such time as Winn-Dixie makes its election, all rents (annually, approximately $1,500,000) and other payments due under the lease from and after the date of Winn-Dixie's bankruptcy filing are required to be paid.

Investment Policy

Rather than focus on a particular type of real estate asset or a specific geographic sector, our investments will continue to be based, at least for the foreseeable future, on our assessment that a potential investment is significantly undervalued or presents an opportunity to outperform the marketplace. Additionally, we will continue to make investments in assets believed to be underperforming and in which we believe, through an infusion of capital and improved management, an appropriate return on investment can be realized. Consequently, with certain limitations, we will continue to seek to invest in or acquire most types of real estate assets or securities. If the proposed investment in Newkirk is consummated, we will no longer invest directly in net leased properties. However, we will have a significant investment in net leased assets through our ownership of shares in Newkirk.

Except as limited by the restrictions placed on us in order to meet our requirements to maintain REIT status or other regulatory restrictions, our investment decisions will not be materially affected by the nature of an investment or where that investment falls in an entity's capital structure. We will continue to acquire entities that own real estate, invest in the equity of a real estate asset directly or through a venture, acquire preferred equity, mezzanine debt or first mortgage debt of a real estate asset to the extent we believe the ownership of the underlying real estate would be consistent with our investment strategy. In general, it is not expected that we will invest in an entity in which we do not own 100% of the equity unless we control, have the means to acquire control of the investment or have a mechanism in place to exit the investment for a price consistent with fair market value. In order to fund future acquisitions, we will utilize our cash reserves, obtain debt financing and/or sell additional equity.

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

Investments and dispositions made by us during the six months ended June 30, 2005 included the following:

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

Sizeler Property Investors, Inc.

Beginning in August 2004, we began acquiring shares of common stock in Sizeler Property Investors, Inc. ("Sizeler") (NYSE:SIZ), a real estate investment trust that primarily is in the business of owning and operating income producing retail shopping centers and apartment communities in the southeastern United States. As of June 30, 2005, we had acquired a total of 1,500,600 shares of common stock of Sizeler which represents approximately 7.2% of all of the outstanding shares of common stock of Sizeler for an aggregate purchase price of approximately $14,395,000. On December 21, 2004, we sent a letter to Sizeler advising Sizeler of our intention to nominate a slate of three directors, consisting of Michael L. Ashner, Peter Braverman and Steven Zalkind, for election at Sizeler's 2005 annual meeting of stockholders. On January 19, 2005, we filed with the Securities and Exchange Commission a preliminary proxy statement in connection with our intention to nominate a slate of directors at Sizeler's 2005 annual meeting of stockholders. In March 2005, Sizeler brought an action (i) alleging that we had violated Federal Securities laws by not disclosing all required information in our Schedule 13D filings and (ii) seeking declaratory relief that the actions taken by Sizeler's Board in connection with its approval of a below market stock sale on March 15, 2005 did not breach their fiduciary duty or breach their obligation not to act fraudulently, in bad faith, recklessly, negligently or with corporate waste. We have filed an answer denying all of Sizeler's material allegations with respect to our 13D filings and will continue to vigorously defend this claim. Our answer also requested that the court deny the declaratory relief requested by Sizeler with respect to the March 15 stock sale. Sizeler's claims do not seek monetary damages. Sizeler announced that their 2005 Annual Meeting of Stockholders will be held on the last Thursday of September or within 30 days thereafter.

Preferred Equity Investment

On April 19, 2005, the Trust made 22 separate convertible mezzanine loans and equity investments in 22 separate entities (each, a "Borrower") in the aggregate amount of approximately $69,326,000 (exclusive of a $980,000 subsequent advance, which is included in the Trust's restricted cash balance). Each of the Borrowers was owned primarily by a group of individuals (collectively "Marc") who were not affiliates of the Trust. Each loan is secured by the applicable Borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex. Each Borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the Borrower holds a 75% interest in the Property Owner. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only. The amounts advanced under each loan together with the equity investment in the applicable Borrower, as described below, was equal to 49% of the difference between the agreed value of the property owned by the applicable Property Owner and the existing debt encumbering such property.

On May 6, 2005, the Trust made additional convertible mezzanine loans and equity investments in the amount of approximately $5,810,000 with respect to two additional properties on the same terms as the loans made on April 19 except that the amount advanced under these loans together with the equity investment, as described below, was equal to 60% of the difference between the agreed value of the property and the existing debt encumbering the property. The two properties have a value of approximately $31 million.

As part of the above transactions, First Union acquired an equity interest in each of the Borrowers. The equity interest entitles First Union to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts sufficient to fully satisfy all of the debt encumbering the applicable property, including its respective loan and a return to the Borrower of its deemed equity (the agreed value of the applicable property less all debt encumbering the applicable property including the loan made by First Union) plus a 7.65% return thereon.

On June 15, 2005, the Trust made a $1,600,000 second mortgage loan to a borrower beneficially owned my Marc. The terms of the loan are the same as the terms of loans made on April 19. In addition, this loan entitles the Trust to participation in the cash flow and capital proceeds of the property on terms equivalent to the equity interest that the Trust holds in the Borrowers.

Further, the Trust has committed to advance approximately $6,900,000 to cover the costs of tenant improvements and capital expenditures at the 25 properties.

First Union also has the right to co-invest in all other office properties acquired by Marc and their affiliates in the Chicago, Illinois metropolitan and suburban areas.

Amherst, New York Property

On May 25, 2005, the Trust acquired two adjacent office building properties in Amherst, New York that are triple net leased to and serve as the east coast headquarters of, Ingram Micro, Inc. The properties contain an aggregate of 200,000 square feet of office space and were acquired for an aggregate purchase price of $22,054,955. In connection with this acquisition, the Trust obtained an $18,000,000 first mortgage loan from Greenwich Capital Financial Products, Inc., an unaffiliated third party lender. The loan bears interest at 5.65%, requires monthly payments of principal, interest and real estate tax escrow of $117,989 commencing November 2005 and is scheduled to mature on November 6, 2013. The loan requires payments of only interest and escrow until November 2005.

Mortgage Securities Pledged Under Repurchase Agreements

On June 30, 2005, the Trust purchased whole pool three year adjustable-rate Fannie Mae guaranteed mortgage-backed securities with a par value of $121,200,000, a weighted average coupon of 4.21% and a weighted average reset date of December 2007 for an aggregate purchase price of $121,900,000. The purchase price was funded using reserves of $3,700,000 and financing obtained through a repurchase agreement, which re-prices monthly based upon the one-month LIBOR index. The Trust entered into an interest rate swap agreement in order to effectively fix the interest rate under the agreement at 4.04%.

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

We had cash and cash equivalents of $91,307,000 at June 30, 2005, which consisted of $13,622,000 in cash and $77,685,000 in cash equivalents with maturities of less than 90 days.

U.S. Treasury Bills are classified as cash equivalents. The average annual yields on the U.S. Treasury Bills were 2.50% and .98% for the six months ended June 30, 2005 and 2004, respectively.

Our level of liquidity based upon cash and cash equivalents increased by approximately $8,749,000 during the six months ended June 30, 2005. The increase resulted from $233,111,000 of cash provided by financing activities and $2,846,000 of cash provided by operating activities, which was partially offset by $227,208,000 of cash used in investing activities.

Cash provided by financing activities consisted of $94,316,000 of net proceeds from the issuance of the Series B-1 Cumulative Convertible Redeemable Preferred Shares ("Series B-1 Shares"), $3,977,000 of net proceeds from the issuance of Common Shares of Beneficial Interest, $22,600,000 of mortgage loan proceeds and $118,243,000 of net proceeds from borrowings under repurchase agreements.

Cash used in financing activities consisted of $1,032,000 of dividend payments on our Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest ("Series A Shares"), $986,000 of dividend payments on our Series B-1, $3,799,000 of mortgage loan repayments, $198,000 of debt issuance costs and a decrease in loans payable of $10,000.

Cash used in investing activities consisted of $12,599,000 of purchases of various real estate securities, $18,595,000 of building acquisitions and capital improvements to our existing operating properties, $3,955,000 of lease intangible purchases, $122,310,000 of purchases of mortgage-backed securities available for sale, $77,847,000 of investments in preferred equity, $642,000 of investment in limited partnership, $1,068,000 of increase in restricted cash and $1,311,000 of an increase in loans receivable.

Cash provided by investing activities consisted of $7,613,000 of proceeds from the sale of 5400 Westheimer (disposition of real estate held for syndication), $3,703,000 received from the repayment of the West 38th Street Loan and $419,000 of proceeds from the sale of shares in Presidential Realty.

Cash provided by operating activities amounted to $2,846,000 which was the result of a $2,020,000 increase in straight lining of rental income, $1,398,000 of depreciation and amortization, $691,000 of amortization of lease intangibles, $26,000 of equity in loss of limited partnership and $646,000 of distribution of income from preferred equity investment. This was offset by $28,000 of decreases in deferred items and $4,320,000 of changes in other operating assets and liabilities. The majority of the change in other operating assets and liabilities is related to an increase in accounts receivable due to certain of the leases on our triple net lease properties which require that the tenants pay rent semi-annually.

We declared a dividend of $516,000 ($0.525 per share) on our Series A Shares in both the first and second quarters of 2005. The first quarter dividend was paid April 30, 2005 to beneficiaries of record at the close of business on March 31, 2005. The second quarter dividend was paid July 31, 2005 to beneficiaries of record at the close of business on June 30, 2005.

We declared a dividend of $510,000 ($0.14 per share) on our Series B-1 Shares in the first quarter of 2005, which dividends represented the pro rata portion of the quarterly distribution of $0.40625 per share. The first quarter dividend was paid April 30, 2005 to beneficiaries of record as of the close of business on March 31, 2005. In May 2005, we declared and paid a dividend on our Series B-1 Shares equal to $476,000 ($0.1308 per share) for the period April 1, 2005 through April 30, 2005. In June 2005, we declared a dividend of $1,479,000 ($0.40625 per share) on our Series B-1 Shares issued in February 2005 and a dividend of $16,000 ($0.05 per share) on our Series B-1 Shares issued in June 2005, which dividend represented the pro rata portion of the quarterly distribution for the dividend period May 1, 2005 through July 30, 2005 of $0.40625. The dividend was paid July 31, 2005 to beneficiaries of record as of the close of business on June 30, 2005.

Results of Operations - Six Months Ended June 30, 2005 Versus June 30, 2004

We operate in three business segments: (i) ownership of real estate operating properties, (ii) ownership of loans receivable and (iii) ownership and trading of real estate securities. (See Business Segments - Footnote 19 to the financial statements in Item 1).

Net Income

Net income applicable to Common Shares of Beneficial Interest ("Common Shares") for the six months ended June 30, 2005 was $507,000 as compared to net income of $19,209,000 for the six months ended June 30, 2004. The primary reason for the decrease in net income was a decrease in income from discontinued operations of $20,420,000, of which $19,651,000 resulted from a gain on sale of Park Plaza Mall and an increase in expenses of $5,792,000, partially offset by an increase in revenues of $8,375,000 and other income of $1,140,000.

Rents

Rental income increased by $7,164,000 to $7,907,000 for the six months ended June 30, 2005 from $743,000 for the six months ended June 30, 2004. The increase was primarily due to the acquisition of the triple net lease properties in November 2004 and May 2005 by our operating properties business segment which contributed $7,193,000 of revenue. This increase in rental income was partially offset by a decrease in revenues at Circle Tower of $29,000.

Interest and Dividends

Interest and dividends income increased by $1,211,000 to $2,155,000 for the six months ended June 30, 2005 from $944,000 for the six months ended June 30, 2004. The increase is primarily attributed to higher amounts invested in real estate securities and higher interest rates on invested cash balances resulting in an increase in interest income of $1,420,000 and an increase in dividends received on real estate securities of $19,000 for the six months ended June 30, 2005. Partially offsetting the income increase was a decrease in interest earned on loans in the amount of $227,803 due to the repayment of loans in 2005 and 2004.

Property Operating

Property operating expenses increased by $18,000 to $366,000 for the six months ended June 30, 2005 from $348,000 for the six months ended June 30, 2004. The increase was due to increases in operating expenses at the Circle Tower property particularly related to utilities, cleaning services and administrative expenses.

Real Estate Taxes

Real estate taxes increased by $16,000 to $41,000 for the six months ended June 30, 2005 from $25,000 for the six months ended June 30, 2004 due to an abatement received in 2004 which reduced real estate taxes for the 2004 period.

Depreciation and Amortization

Depreciation and amortization expense increased by $1,704,000 to $1,825,000 for the six months ended June 30, 2005 compared to $121,000 for the six months ended June 30, 2004. The increase was due primarily to depreciation and amortization of $1,608,034 on the newly acquired triple net leased properties.

Interest Expense

Interest expense increased by $3,527,000 to $3,538,000 for the six months ended June 30, 2005 compared to $11,000 for the six months ended June 30, 2004. The increase was due to the debt related to the triple net lease portfolio and the new debt placed on the Circle Tower property.

General and Administrative Expenses

General and administrative expenses increased by $527,000 to $2,686,000 for the six months ended June 30, 2005 from $2,159,000 for the six months ended June 30, 2004. The primary cause of this increase was additional audit fees related to current year transactions, in particular the Trust's preferred equity investment in Marc and the required Securities and Exchange Commission filings associated with such transactions, an increase in management fees and additional legal fees incurred with respect to the litigation instituted by Sizeler, partially offset by a reduction in insurance and other professional fees.

Gain on Sale of Securities Available for Sale

The gain on sale of securities available for sale decreased by $134,000 to $142,000 for the six months ended June 30, 2005 from $276,000 for the six months ended June 30, 2004. The 2005 gain on sale of securities available for sale consists primarily of the gain on sale of shares in Presidential Realty.

Equity in Earnings of Preferred Equity Investment

Equity in earnings of preferred equity investment in Marc was $1,131,000 for the six months ended June 30, 2005. During the six months ended June 30, 2004, the Trust did not hold an investment in preferred equity.

Equity in Loss from Investment in Limited Partnership

Equity in loss from investment in limited partnership increased by $26,000 for the six months ended June 30, 2005 from $0 for the six months ended June 30, 2004. The increased loss was related to the Trust's share of the loss from 5400 Westheimer.

Gain on Sale of Real Estate held for Syndication

Gain on sale of real estate held for syndication increased by $169,000 to $169,000 for the six months ended June 30, 2005 from $0 for the six months ended June 30, 2004. The increase was related to the gain on sale of the 5400 Westheimer property that was held for syndication.

Discontinued Operations

Income from discontinued operations decreased by $20,420,000 to $522,000 for the six months ended June 30, 2005 compared to $20,942,000 for the six months ended June 30, 2004. The decrease is attributed to the sale of the Park Plaza Mall and VenTek, which comprise the majority of the 2004 discontinued operations. The 2005 discontinued operations represents the Sherman, Texas triple net lease property and adjustments related to the Park Plaza Mall and VenTek.

Results of Operations - Three Months ended June 30, 2005 Versus June 30, 2004

Net Income

Net income applicable to Common Shares for the three months ended June 30, 2005 was $60,000 as compared to net income of $19,930,000 for the three months ended June 30, 2004. The primary reason for the increase in net income was a decrease in income from discontinued operations of $19,672,000 and an increase in expenses of $3,658,000, partially offset by an increase in revenues of $4,102,000 and other income of $853,000.

Rents

Rental income increased by $3,673,000 to $4,045,000 for the three months ended June 30, 2005 from $372,000 for the three months ended June 30, 2004. The increase was primarily due to the acquisition of the triple net lease properties in November 2004 and May 2005 by our operating properties business segment which contributed $3,693,000 of revenue. This increase in rental income was partially offset by a decrease in revenues at Circle Tower of $20,000.

Interest and Dividends

Interest income increased by $429,000 to $1,118,000 for the three months ended June 30, 2005 from $689,000 for the three months ended June 30, 2004. The increase is primarily attributed to higher amounts invested in real estate securities and higher interest rates on invested cash balances resulting in an increase in interest income of $641,000 and an increase in dividends received on real estate securities of $16,000 for the three months ended June 30, 2005. Partially offsetting the income increase was a decrease in interest earned on loans in the amount of $227,000 due to the repayment of loans in 2005 and 2004.

Property Operating

Property operating expenses increased by $30,000 to $181,000 for the three months ended June 30, 2005 from $151,000 for the three months ended June 30, 2004. The increase was due to increases in operating expenses at the Circle Tower property particularly related to utilities, cleaning services and administrative expenses.

Real Estate Taxes

Real estate taxes increased by $12,000 to $20,000 for the three months ended June 30, 2005 from $8,000 for the three months ended June 30, 2004 due to an abatement received in 2004 which reduced real estate taxes for the 2004 period.

Depreciation and Amortization

Depreciation and amortization expense increased by $923,000 to $983,000 for the three months ended June 30, 2005 compared to $60,000 for the three months ended June 30, 2004. The increase was due primarily to depreciation and amortization of $871,000 on the newly acquired triple net leased properties.

Interest Expense

Interest expense increased by $1,858,000 to $1,838,000 for the three months ended June 30, 2005 compared to ($20,000) for the three months ended June 30, 2004. The increase was due to the debt related to the triple net lease portfolio and the new debt placed on the Circle Tower property.

General and Administrative Expenses

General and administrative expenses increased by $835,000 to $1,686,000 for the three months ended June 30, 2005 from $851,000 for the three months ended June 30, 2004. The primary cause of this increase was additional audit fees related to current year transactions, in particular the Trust's preferred equity investment in Marc and the required Securities and Exchange Commission filings associated with such transactions, an increase in management fees and additional legal fees incurred with respect to the litigation instituted by Sizeler, partially offset by a reduction in insurance and other professional fees.

Gain on Sale of Securities Available for Sale

The gain on sale of securities available for sale decreased by $276,000 to $0 for the three months ended June 30, 2005 from $276,000 for the three months ended June 30, 2004. For the three months ended June 30, 2004, the gain consists primarily of the gain on sale of shares in Hallwood Realty Partners.

Equity in Earnings of Preferred Equity Investment

Equity in earnings of preferred equity investment in Marc was $1,131,000 for the three months ended June 30, 2005. During the three months ended June 30, 2004, the Trust did not hold an investment in preferred equity investment.

Equity in loss from Investment in Limited Partnership

Equity in loss from investment in limited partnership increased by $2,000 for the three months ended June 30, 2005 from $0 for the three months ended June 30, 2004. The increased loss was related to the Trust's share of the loss from 5400 Westheimer.

Discontinued Operations

Income from discontinued operations decreased by $19,672,000 to $487,000 for the three months ended June 30, 2005 compared to $20,159,000 for the three months ended June 30, 2004. The decrease is attributed to the sale of the Park Plaza Mall and VenTek, which comprise the majority of the 2004 discontinued operations. The 2005 discontinued operations represents the Sherman, Texas triple net lease property and adjustments related to the Park Plaza Mall and VenTek.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on our cash flow and earnings.

At June 2005, we had one loan payable that had a variable interest rate and short term financing pursuant to a repurchase agreement that had a variable interest rate. The loan payable had an outstanding balance of $51,417,130 at June 30, 2005, was obtained in November 2004 and has a three-year term. Interest on the outstanding balance accrues at the LIBOR rate plus 450 basis points. As of June 30, 2005, we have an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal from a floating LIBOR plus 4.5% ( 7.625% at June 30, 2005) to a fixed rate of 8.55%.

The repurchase agreement had an outstanding balance of $118,243,000 at June 30, 2005, was obtained in June 2005 and has a one-month term. Interest on the outstanding balance accrues at the LIBOR rate minus 3 basis points. As of June 30, 2005, we have an interest rate swap with a notional amount of $118,243,000 that effectively converted the interest rate from a floating rate of LIBOR minus 3.0% to a fixed rate of 4.045%.

The following table shows what the effect of a change in the LIBOR rate will have on annual interest expense.

                                                      Change in LIBOR
                                                      ---------------
                                                1%           2%            3%

      Additional interest expense           $ 114,000    $ 228,000     $ 343,000

The fair market value of our debt, based on discounted cash flows at current market conditions and interest rates, approximates the aggregate carrying value of the debt at June 30, 2005.

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

                           PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 6, 2005, the Trust solicited the vote from its holders of its Common Shares of beneficial interest for the vote of six Trustees, the ratification of Deloitte & Touche LLP as the Trust's independent auditors for 2005 and amendment to the Trust's Declaration of Trust to change the name of the Trust to "Winthrop Realty Trust" at any time prior to December 31, 2005. The meeting to vote on these matters was held on May 10, 2005 at which time (i) each of Michael L. Ashner, Bruce Berkowitz, Arthur Blasberg, Jr., Peter Braverman, Talton Embry and Howard Goldberg were elected as Trustees of the Trust, (ii) Deloitte & Touche LLP was ratified as the Trust's independent auditors and (ii) the amendment to the Declaration of Trust was approved.

The following table indicates the votes "for" and "against" on these matters, and abstentions.

Action                                        Votes For         Votes Against       Abstentions
------                                        ---------         -------------       -----------
Election of Trustees
     Michael Ashner                           26,295,648            78,980               --
     Bruce Berkowitz                          26,268,116           106,512               --
     Arthur Blasberg, Jr.                     26,287,458            87,170               --
     Peter Braverman                          26,294,453            80,175               --
     Talton Embry                             26,270,288           104,340               --
     Howard Goldberg                          26,294,551            80,077               --

Ratification of Deloitte & Touche LLP         26,321,112            27,881             25,635

Name Change                                   26,180,505           136,863             57,260

Item 5. OTHER INFORMATION

Newkirk Transaction

On August 5, 2005, the Trust agreed to acquire $50 million in newly issued common shares of Newkirk Realty Trust, Inc. ("Newkirk"), a newly formed real estate investment trust, with the timing of such investment to coincide with the Newkirk initial public offering ("Newkirk IPO"). In addition to the acquisition of the common stock in Newkirk, the Trust also agreed to assign to Newkirk certain rights of the Trust under its Exclusivity Services Agreement with Michael Ashner, the Trust's Chief Executive Officer, relating to the utilization of his services for Newkirk's future net lease investments (the "Exclusivity Assignment"), the timing of which shall coincide with the Newkirk IPO In consideration of the Exclusivity Assignment and the receipt of such services, Newkirk will: (i) issue $20 million of additional Newkirk common shares, 50% of which will vest immediately and 50% of which will vest ratably over a three year period, and that the Trust will receive all dividends and the right to vote with respect to the unvested Newkirk shares; and (ii) the Trust will receive the economic benefit of 80% of the incentive management fee payable by Newkirk to NKT Advisors LLC ("NKT"), the entity that will provide advisory services to Newkirk.

In connection with the issuance of the Newkirk shares, the Trust has agreed not sell, transfer, pledge, redeem or otherwise dispose of its shares of common stock in Newkirk for a period equal to the earlier of (i) three years from the date of the Newkirk IPO or (ii) at such time as NKT is no longer providing advisory services to Newkirk; provided, however, in no event shall such period be less than one year from the date of the Newkirk's IPO. Notwithstanding the foregoing, commencing one year from the date of the Newkirk IPO, the Trust is permitted to pledge its shares of common stock in Newkirk in connection with borrowings with a maximum principal amount no greater than 35% of the value of all shares of Newkirk's common stock (based on the Newkirk IPO common stock price) held by the Trust. With respect to the shares that are to vest over a three year period, such shares will be forfeited if: (i) the advisory agreement with NKT is terminated by Newkirk for cause; (ii) Michael Ashner dies or becomes disabled, unless the other members of NKT's senior management then in place remain in their positions; or (iii) Michael Ashner resigns as an officer and director of both Newkirk and NKT (each, a "Forfeiture Event"). Conversely, all of the unvested shares shall become immediately vested if: (i) Newkirk terminates the advisory agreement with NKT other than for cause; or (ii) NKT terminates the advisory agreement following a breach of a material term of the advisory agreement by Newkirk that is not timely cured. The Exclusivity Assignment shall immediately be deemed terminated and revert back to the Trust upon: (i) a Forfeiture Event other than as a result of the death or disability of Michael Ashner; or (ii) the termination or non-renewal of the advisory agreement with NKT for any reason.

All of the foregoing is subject to the consummation of the Newkirk IPO, the entering into of definitive documentation and other customary closing conditions.

Newkirk has been formed to acquire a controlling interest in The Newkirk Master Limited Partnership, an entity in which Michael Ashner and certain other members of the Trust's senior management own an interest and of which his affiliate is the general partner. The business of the Newkirk MLP is investment in net leased properties. In addition, Newkirk's advisor, NKT, will be 80% owned by FUR Holdings LLC, the entity that owns our advisor. The proposed transactions with Newkirk are referenced, and more fully discussed, in a registration statement on Form S-11 filed on August 5, 2005 with the Securities and Exchange Commission by Newkirk in connection with the Newkirk IPO.

A Special Committee of the Trust's Board considered and recommended for Board approval the proposed transactions. The members of the Trust's Special Committee are Arthur Blasberg, Jr., chair, Talton Embry and Howard Goldberg, each of whom is an independent trustee of the Trust.

Sale of Common Shares to Vornado Realty Trust

Also on August 5, 2005, the Trust agreed to sell to Vornado Realty Trust or its wholly-owned subsidiary, a number of shares of the Trust's common shares of beneficial interest equal to the lesser of (i) 9.9% of the outstanding common shares (after giving effect to such issuance) (3,522,566 based on the common shares outstanding at August 5, 2005) or (ii) 4,000,000, in each case for a purchase price of $4.00 per share. The sale, which will be made pursuant to the Trust's effective shelf registration statement on Form S-3, is conditioned upon the execution of definitive documentation containing the final terms and conditions of the agreement as well as customary closing conditions. The closing of the sale transaction shall occur on the earlier of the date of closing of the Newkirk IPO or March 31, 2006. the Trust shall have the right, but not the obligation, to terminate the sale agreement with Vornado if the Newkirk IPO is not consummated by March 28, 2006.

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

                                              First Union Real Estate Equity and
                                              Mortgage Investments


Date: August 5, 2005                          By: /s/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer


Date: August 5, 2005                          By: /s/ Thomas C. Staples
                                                  ------------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                             Description                            Page
                                                                          Number

3.1         Bylaws of Trust as amended                                      (a)

3.2         Certificate of Amendment to Amended and Restated Declaration    (b)
            of Trust as of March 6, 2001

3.3         Amendments to Amended and Restated Declaration of Trust         (f)
            dated April 15, 2004

3.4         By-Law Amendments                                               (q)

4.1         Form of certificate for Shares of Beneficial Interest           (c)

4.2         Certificate of Designations relating to Trust's Series A        (d)
            Cumulative Redeemable Preferred Shares of Beneficial
            Interest

4.3         Warrant to purchase 500,000 shares of Beneficial Interest of    (a)
            Trust

4.4         Agreement of Limited Partnership of First Union REIT L.P.,      (k)
            dated as of January 1, 2005

4.5         Amended and Restated Certificate of Designations for Series     (q)
            B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest

10.1        1999 Trustee Share Option Plan                                  (e)

10.2        1999 Long Term Incentive Performance Plan

10.3        Indemnification Agreement with Neil Koenig, dated as of         (e)
            April 29, 2002

10.4        Stock Purchase Agreement between First Union Real Estate        (n)
            Equity and Mortgage Investments and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase Agreement"), including Annex A thereto, being the list of Conditions to the Offer.

10.5        Guaranty of Michael L. Ashner, Guarantor, dated November 26,    (h)
            2003, in favor of First Union Real Estate Equity and
            Mortgage Investments, Guarantee, in the form provided as Annex F to the Stock Purchase Agreement.

10.6        Advisory Agreement between First Union Real Estate Equity       (h)
            and Mortgage Investments and FUR Advisors, LLC.

10.7        Exclusivity Services Agreement between First Union Real         (h)
            Estate Equity and Mortgage Investments and Michael L.
            Ashner.

10.8        Covenant Agreement between First Union Real Estate Equity       (h)
            and Mortgage Investments and FUR Investors, LLC.

10.9        Loan Agreement, dated November 18, 2004, among FT-Fin           (j)
            Acquisition LLC, Keybank National Association, Newstar CP
            Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc
            Capital Markets, as the Arranger

10.10       Form of Mortgage, dated November 18, 2004, in favor of          (j)
            Keybank National Association

10.11       Ownership Interest Pledge Agreement, dated November 18,         (j)
            2004, from FT-Fin Acquisition LLC to Keybank National
            Association

10.12       Guaranty, dated as of November 18, 2004, by First Union Real    (j)
            Estate Equity and Mortgage Investments in favor of Keybank
            National Association, as the agent.

10.13       Indemnity Regarding Hazardous Materials, dated as of            (j)
            November 18, 2004, by First Union Real Estate Equity and
            Mortgage Investments in favor of Keybank National
            Association, as the agent.

10.14       Amended and Restated Omnibus Agreement, dated March16, 2005,    (l)
            among Gerald Nudo, Laurence Weiner and First Union REIT L.P.

10.15       Securities Purchase Agreement, dated February 16, 2005,         (m)
            between First Union Real Estate Equity and Mortgage
            Investments and Kimco Realty Corporation

10.16       Securities Purchase Agreement, dated February 25, 2005,         (n)
            between First Union Real Estate Equity and Mortgage
            Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein

10.17       Securities Purchase Agreement, dated June 15, 2005, between     (q)
            First Union Real Estate Equity and Mortgage Investments,
            Perrin Holden & Davenport Capital Corp. and the Investors named therein.

10.18       Amended and Restated Registration Rights Agreement, dated       (q)
            June 20, 2005, between First Union Real Estate Equity and
            Mortgage Investments and the Investors named therein.

10.19       Amended and Restated Investor Rights Agreement, dated June      (q)
            20, 2005, between First Union Real Estate Equity and
            Mortgage Investments and the Investors named therein.

10.20       Purchase and Sale Agreement, dated March 10, 2005, between      (o)
            Amherst Investors Business Trust and Micron Realty LLC

10.21       Assignment of Purchase and Sale Agreement, dated March 21,      (o)
            2005, between Micron Realty LLC and First Union Real Estate
            Equity and Mortgage Investments

10.22       Loan Agreement, dated May 25, 2005, between FT-Amherst          (p)
            Property LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender

10.23       Promissory Note, dated May 25, 2005, in the original            (p)
            principal amount of $18,000,000 from FT-Amherst Property LLC to Greenwich Capital Financial Products, Inc.

10.24       Amendment No. 2 to Advisory Agreement between First Union        *
            Real Estate Equity and Mortgage Investments and FUR
            Advisors, LLC

31          Certifications Pursuant to Section 302 of the Sarbanes-Oxley     *
            Act of 2002

32          Certification Pursuant to Section 906 of the Sarbanes-Oxley      *
            Act of 2002

* filed herewith

      (a)   Incorporated by reference to the Trust's 1998 Form 10-K
      (b)   Incorporated by reference to the Trust's 2000 Form 10-K
      (c) Incorporated by reference to the Trust's Registration Statement on Form S-3 No. 33-2818
      (d)   Incorporated by reference to the Trust's Form 8-K dated October 24,
            1996
      (e)   Incorporated by reference to the Trust's 1999 Proxy Statement for
            Special Meeting held May 17, 1999 in lieu of Annual Meeting
      (f)   Incorporated by reference to the Trust's March 31, 2004 Form 10-Q
      (g)   Incorporated by reference to the Trust's 2002 Form 10-K
      (h) Incorporated by reference to the Trust's Form 8-K dated November 26, 2003
      (i)   Incorporated by reference to the Trust's Form 8-K dated March 2,
            2004
      (j) Incorporated by reference to the Trust's Form 8-K dated November 18, 2004
      (k)   Incorporated by reference to the Trust's Form 8-K dated January 1,
            2004
      (l)   Incorporated by reference to the Trust's Form 8-K dated March 18,
            2005
      (m) Incorporated by reference to the Trust's Form 8-K dated February 17, 2005
      (n)   Incorporated by reference to the Trust's Form 8-K dated March 2,
            2005
      (o)   Incorporated by reference to the Trust's Form 8-K dated March 23,
            2005
      (p)   Incorporated by reference to the Trust's Form 8-K dated May 27, 2005
      (q)   Incorporated by reference to the Trust's Form 8-K dated June 21,
            2005