Form 10-Q
period 2005-09-30
FIRST UNION REAL ESTATE EQUITY & MORTGAGE INVESTMENTS
filed 2005-11-14
CIK 37008

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

                For the quarterly period ended September 30, 2005

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

As of November 10, 2005 there were 35,581,479 shares of common stock outstanding.

================================================================================

                                      INDEX

                                                                                   Page
Part I.    Financial Information

   Item 1. Financial Statements (Unaudited):

           Consolidated and Combined Balance Sheets as of September 30, 2005
           and December 31, 2004......................................................3

           Consolidated and Combined Statements of Operations and Comprehensive
           Income for the Three and Nine Months Ended September 30, 2005
           and September 30, 2004.....................................................4

           Consolidated and Combined Statement of Shareholders' Equity................5

           Consolidated and Combined Statements of Cash Flows for the Nine Months
           Ended September 30, 2005 and September 30, 2004............................6

           Notes to Consolidated and Combined Financial Statements....................7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................................26

   Item 3. Quantitative and Qualitative Disclosure about Market Risk.................38

   Item 4. Controls and Procedures...................................................38

Part II.   Other Information:

   Item 6. Exhibits..................................................................39

Signatures ..........................................................................40

Exhibit Index .......................................................................41

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                      (In thousands, except per-share data)

                                                                             September 30, 2005
                                                                                (Unaudited)       December 31, 2004
                                                                             ------------------   -----------------
ASSETS

  Investments in real estate, at cost
    Land                                                                       $      11,004        $       3,929
    Buildings and improvements                                                       166,777               87,599
                                                                               -------------        -------------
                                                                                     177,781               91,528
    Less - Accumulated depreciation                                                   (8,017)              (4,750)
                                                                               -------------        -------------
               Investments in real estate, net                                       169,764               86,778

  Cash and cash equivalents                                                           85,136               82,559
  Restricted cash                                                                        876                   --
  Mortgage-backed securities available for sale pledged
      under repurchase agreements                                                    107,733                   --
  Loans receivable                                                                     9,173                8,390
  Accounts receivable and prepayments, net of allowance
      of $10 and $57, respectively                                                    15,338                3,391
  Real estate securities available for sale                                           30,418               14,734
  Preferred equity investment                                                         78,417                   --
  Lease intangibles, net                                                              26,004                7,205
  Deferred financing costs, net                                                        1,177                1,157
  Assets of discontinued operations                                                    1,382                1,379
  Real estate held for syndication                                                        --               84,375
  Other assets                                                                         1,405                   --
                                                                               -------------        -------------
       TOTAL ASSETS                                                            $     526,823        $     289,968
                                                                               =============        =============

LIABILITIES

  Repurchase agreements                                                        $     104,196        $          --
  Mortgage loans payable                                                             176,298               84,206
  Liabilities of real estate held for syndication                                         --               76,762
  Accounts payable and accrued liabilities                                             5,716                5,615
  Dividends payable                                                                    1,616                  516
  Deferred items                                                                          37                   68
  Loan payable                                                                            30                   44
  Liabilities of discontinued operations                                               1,708                2,615
                                                                               -------------        -------------
       TOTAL LIABILITIES                                                             289,601              169,826
                                                                               -------------        -------------

CONTINGENCIES

MINORITY INTEREST                                                                      5,694                   --
                                                                               -------------        -------------

SHAREHOLDERS' EQUITY

  Series A Cumulative Convertible Redeemable Preferred Shares of
    Beneficial Interest, $25 per share liquidating preference, 2,300,000
    shares authorized, 983,082 outstanding in 2005 and 2004                           23,131               23,131
  Series B-1 Cumulative Convertible Redeemable Preferred Shares of
    Beneficial Interest, $25 per share liquidating preference, 4,000,000
    shares authorized and outstanding in 2005                                         94,316                   --
  Common Shares of Beneficial Interest, $1 par, unlimited authorized,
    32,058,913 and 31,058,913 outstanding in 2005 and in 2004, respectively           32,059               31,059

  Additional paid-in capital                                                         210,877              207,968

  Accumulated other comprehensive income                                               4,554                3,034

  Accumulated distributions in excess of net income                                 (133,409)            (145,050)
                                                                               -------------        -------------
                  Total Shareholders' Equity                                         231,528              120,142
                                                                               -------------        -------------

       TOTAL LIABILITIES, MINORITY INTEREST AND
                  SHAREHOLDERS' EQUITY                                         $     526,823        $     289,968
                                                                               =============        =============

          See Notes to Consolidated and Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005

             CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                   (Unaudited)

                      (In thousands, except per-share data)

                                                              For the Three Months Ended    For the Nine Months Ended
                                                                     September 30,               September 30,
                                                              --------------------------    -------------------------
                                                                   2005         2004            2005         2004
                                                                 --------     --------        --------     --------
Revenues
   Rents                                                         $  6,323     $    357        $ 18,076     $  1,100
   Interest and dividends                                           2,447          993           4,772        1,936
   Insurance recoveries                                                --        1,244              --        1,244
                                                                 --------     --------        --------     --------
                                                                    8,770        2,594          22,848        4,280
                                                                 --------     --------        --------     --------

Expenses
   Property operating                                                 181          224             547          573
   Real estate taxes                                                   21           21              62           45
   Depreciation and amortization                                    1,771           75           4,987          196
   Interest                                                         4,491            1          10,530           12
   State and local taxes                                              615           --             615           --
   General and administrative                                       1,040          828           3,750        2,987
                                                                 --------     --------        --------     --------
                                                                    8,119        1,149          20,491        3,813
                                                                 --------     --------        --------     --------
Other income
   Legal settlement                                                11,000           --          11,000           --
   Equity in earnings of preferred equity investment                1,468           --           2,598           --
   Gain on sale of real estate securities available for sale          101          764             243        1,040
                                                                 --------     --------        --------     --------
                                                                   12,569          764          13,841        1,040
                                                                 --------     --------        --------     --------

Income from continuing operations before minority interest         13,220        2,209          16,198        1,507
   Minority interest                                                   12           --              75           --
                                                                 --------     --------        --------     --------
Income from continuing operations                                  13,232        2,209          16,273        1,507

Income (loss) from discontinued operations                             24         (491)            546       20,451
                                                                 --------     --------        --------     --------

Net income                                                         13,256        1,718          16,819       21,958
   Preferred dividend                                              (2,141)        (516)         (5,178)      (1,548)
                                                                 --------     --------        --------     --------
Net income applicable to Common Shares of Beneficial Interest    $ 11,115     $  1,202        $ 11,641     $ 20,410
                                                                 ========     ========        ========     ========

Other comprehensive income
Net income                                                       $ 13,256     $  1,718        $ 16,819     $ 21,958
Unrealized (loss) gain on available for sale securities            (2,406)        (162)           (210)         610
Unrealized gain on interest rate derivative                         1,480           --           1,730           --
                                                                 --------     --------        --------     --------
Comprehensive income                                             $ 12,330     $  1,556        $ 18,339     $ 22,568
                                                                 ========     ========        ========     ========

Per share data - Basic and Diluted:
Income from continuing operations, net of preferred dividend     $   0.35     $   0.05        $   0.35     $   0.00
Income from discontinued operations                                  0.00        (0.02)           0.02         0.66
                                                                 --------     --------        --------     --------
Net income applicable to Common Shares of Beneficial Interest    $   0.35     $   0.03        $   0.37     $   0.66
                                                                 ========     ========        ========     ========

Basic Weighted-Average Common Shares of Beneficial Interest        32,059       31,059          31,887       31,059
                                                                 ========     ========        ========     ========
Diluted Weighted Average Common Shares of Beneficial Interest      32,106       31,087          31,932       31,084
                                                                 ========     ========        ========     ========

          See Notes to Consolidated and Combined Financial Statements.

            FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
          CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (Unaudited)

                    (In thousands, except per-share amounts)


                                          Preferred Shares of    Preferred B-1 Shares of    Shares of Beneficial      Additional
                                          Beneficial Interest      Beneficial Interest             Interest            Paid-In
                                          Shares       Amount    Shares           Amount    Shares        Amount       Capital
                                          ------       ------    ------           ------    ------        ------      ----------
Balance, December 31, 2004                  983       $23,131       --           $    --    $31,059      $31,059       $207,968

   Net income                                --            --       --                           --           --             --
   Dividends paid or accrued on
      preferred shares ($2.10 per
      share)                                 --            --       --                           --           --             --
   Unrealized loss on available for
      sale real estate securities            --            --       --                           --           --             --
   Issuance of Common Shares                                                                  1,000        1,000          2,909
   Issuance of Preferred Shares
      Series B-1                                                 4,000            94,316
   Unrealized gain on interest rate
      derivative                             --            --       --                           --           --             --
                                            ---       -------    -----           -------    -------      -------       --------

Balance at September 30, 2005               983       $23,131    4,000           $94,316    $32,059      $32,059       $210,877
                                            ===       =======    =====           =======    =======      =======       ========

                                          Accumulated       Accumulated
                                          Distributions        Other
                                          in Excess of     Comprehensive
                                           Net Income          Income         Total
                                          -------------    -------------    --------
Balance, December 31, 2004                 $(145,050)          $3,034       $120,142

   Net income                                 16,819               --         16,819
   Dividends paid or accrued on
      preferred shares ($2.10 per
      share)                                  (5,178)              --         (5,178)
   Unrealized loss on available for
      sale real estate securities                 --             (210)          (210)
   Issuance of Common Shares                                                   3,909
   Issuance of Preferred Shares
      Series B-1                                                              94,316
   Unrealized gain on interest rate
      derivative                                  --            1,730          1,730
                                           ---------           ------       --------

Balance at September 30, 2005              $(133,409)          $4,554       $231,528
                                           =========           ======       ========

                   See Notes to Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                      (In thousands, except per-share data)

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                       -------------------------
                                                                                           2005          2004
                                                                                        ---------     ---------
Cash flows from operating activities
      Net income                                                                        $  16,819     $  21,958
      Adjustments to reconcile net income
         to net cash provided by (used in) operating activities
            Depreciation and amortization (including amortization of deferred
                financing costs)                                                            3,469         1,246
            Amortization of lease intangibles                                               2,066            --
            Straight-lining of rental income                                                  122            --
            Equity in earnings of preferred equity investment                              (2,598)           --
            Minority interest                                                                 (75)           --
            Distribution of income from preferred equity investment                         2,109            --
            Gain on disposal of real estate                                                    --       (19,268)
            Gain on sale of securities available for sale                                      --        (1,040)
            Decrease in deferred items                                                        (31)         (379)
            Impairment charge                                                                  --            90
            Interest receivable on loans                                                       18           (51)
            Legal settlement receivable                                                   (11,000)           --
            Net changes in other operating assets and liabilities                          (2,514)       (1,051)
                                                                                        ---------     ---------
                Net cash provided by operating activities                                   8,385         1,505
                                                                                        ---------     ---------
Cash flows from investing activities
      Investments in real estate                                                          (18,714)       (2,397)
      Sale of limited partnership interest to minority interest                             5,804            --
      Investments in lease intangibles                                                     (3,956)           --
      Purchase of mortgage-backed securities available for sale                          (122,310)           --
      Proceeds from paydown of mortgage-backed securities available for sale               13,953            --
      Investment in preferred equity investment                                           (77,927)           --
      Purchase of real estate securities available for sale                               (16,152)      (17,418)
      Purchase of investments available for sale                                               --      (659,753)
      Proceeds from maturity of investments held to maturity                                   --       660,028
      Proceeds from sale of real estate securities available for sale                       1,417         9,384
      Proceeds from sale of real estate                                                        --        33,640
      Increase in restricted cash                                                            (876)      (31,162)
      Issuance of loans receivable                                                         (3,903)      (21,677)
      Collection of loans receivable                                                        3,082        16,084
                                                                                        ---------     ---------
                Net cash used in investing activities                                    (219,582)      (13,271)
                                                                                        ---------     ---------

Cash flows from financing activities
      Increase in borrowings under repurchase agreement                                   118,243            --
      Repayment of borrowings under repurchase agreement                                  (14,047)           --
      Proceeds from mortgage loans payable                                                 22,600            --
      Decrease in loan payable                                                                (14)          (15)
      Deferred financing costs                                                               (304)           --
      Principal payments of mortgage loans payable                                         (6,851)         (144)
      Issuance of Common Shares of Beneficial Interest, net                                 3,909            --
      Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares, net       94,316            --
      Dividends paid on Preferred Shares of Beneficial Interest                            (4,078)       (1,548)
                                                                                        ---------     ---------
                Net cash provided by (used in) financing activities                       213,774        (1,707)
                                                                                        ---------     ---------

      Net increase (decrease) in cash and cash equivalents                                  2,577       (13,473)
      Cash and cash equivalents at beginning of period                                     82,559        14,924
                                                                                        ---------     ---------
      Cash and cash equivalents at end of period                                        $  85,136     $   1,451
                                                                                        =========     =========

      Supplemental Disclosure of Cash Flow Information
      Interest paid                                                                     $  10,686     $   1,745
                                                                                        =========     =========

      Supplemental Disclosure on Non-Cash Investing and Financing Activities

      Dividends accrued on Preferred Shares of Beneficial Interest                      $   1,616     $     516
      Mortgage loan assumed by purchaser of property                                           --       (41,313)
                                                                                        ---------     ---------
                                                                                        $   1,616     $ (40,797)
                                                                                        =========     =========

          See Notes to Consolidated and Combined Financial Statements.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. General

The accompanying financial statements represent the consolidated and combined results of the Registrant, First Union Real Estate Equity and Mortgage Investments (the "Trust"), and First Union Management Inc. ("FUMI"). Prior to July 1, 2005, all of the outstanding shares of stock of FUMI were held for the benefit of the shareholders of the Trust under a trust agreement. Effective July 1, 2005, the Trust consummated a business combination with FUMI pursuant to which FUMI became a wholly-owned subsidiary of the Trust.

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

The consolidated and combined financial statements reflect, in the opinion of the Trust, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated and combined financial position, results of operations and cash flows for the respective periods in conformity with accounting principles generally accepted in the United States of America consistently applied. The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of results expected for the full year.

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

Investments in Real Estate

Real estate assets are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Significant renovations that extend the useful life of the properties are capitalized. Depreciation for financial reporting purposes is computed using the straight-line method. Buildings and building improvements are depreciated over their estimated useful lives of 10 to 40 years, based on the property's age, overall physical condition, type of construction materials and intended use. Improvements to the buildings are depreciated over the remaining useful life of the building at the time the improvement is completed. Tenant alterations are depreciated over the life of the lease of the tenant. The Trust reviews quarterly each of its properties for any impairment losses. The Trust records impairment losses when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair market value of the asset to its carrying amount.

The fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Investments in Real Estate (Continued)

and improvements, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on management's determination of their fair values.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as-if- vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

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

The Trust's mortgage-backed securities consist of a portfolio of whole pool adjustable rate mortgage-backed securities issued by Federal National Mortgage Association ("Fannie Mae"). All of the Trust's mortgage-backed securities are pledged as collateral under the Trust's repurchase agreement.

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities are amortized and recorded as interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Loans Receivable

The Trust's policy is to record loans receivable at cost. The Trust evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the loan's effective interest rate or to the value of the collateral if the loan is collateral dependent. The interest rate on the loans receivable ranges from 8.5% to 12.25%. Interest income is recognized on an accrual basis.

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

Real Estate Securities Available for Sale

The Trust classifies investments in real estate equity securities with readily determinable fair market values on the balance sheet as available-for-sale, based on the Trust's intent with respect to those securities. Specifically, the Trust's investments in equity securities with readily determinable fair market values are accounted for as available-for-sale because these securities are held principally for investment purposes and not for sale in the short term. Accordingly, the Trust records these investments at fair market value, and unrealized gains and losses are recognized through shareholders' equity, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in net income. Sales of securities are recorded on the trade date and gains and losses are determined by the specific identification method.

Preferred Equity Investment

The Trust invests in mezzanine loans. In connection with these mezzanine loans, the Trust may also acquire an ownership interest in the borrower that allows the Trust to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, preferred equity, joint venture or as real estate. The Trust classifies all of its current portfolio of mezzanine loans, where the Trust also acquires an ownership interest in the borrower and where they also provide the Trust with a preferred return, as preferred equity investments and they are accounted for using the equity method.

Lease Intangibles

Upon acquisition of real estate, the Trust records intangible assets and liabilities acquired at their fair market value.

Unamortized Debt Issue Costs

Direct financing costs are deferred and amortized over the term of the related agreements as a component of interest expense.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Real Estate Held for Syndication

Real estate acquired for the purpose of selling limited partnership interests sponsored by the Trust is classified as real estate held for syndication.

Investment in Limited Partnership

The Trust has elected to early adopt the provisions of FASB Emerging Issues Task Force Issue No. 04-5 ("EITF 04-5") during the quarter ended September 30, 2005, effective January 1, 2005. EITF 04-5 requires the controlling general partner of a limited partnership to consolidate the limited partnership in its consolidated financial statements.

The impact of the early adoption on the January 1, 2005 balance sheet was as follows (in thousands):

            Assets:                                Previously
                                                    Presented          Reclassed
                                                    ---------          ---------
              Real estate held for syndication       $84,375            $    --
              Land                                        --              7,075
              Building, net                               --             60,341
              Lease intangibles, net                      --             16,909
              Deferred costs, net                         --                 45
              Accounts receivable                         --                  5
                                                     -------            -------
                                                     $84,375            $84,375
                                                     =======            =======

            Liabilities:
              Liabilities of real estate held
              for syndication                        $76,762            $    --
              Mortgage loan                               --             76,343
              Accrued expenses                            --                419
                                                     -------            -------
                                                     $76,762            $76,762
                                                     =======            =======

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt. The fair value of the cash and cash equivalents, accounts receivable, investments in government securities, equity securities and commercial paper and accounts payable approximate their current carrying amounts due to their short-term nature. The fair value of the Trust's mortgage loans payable and loan payable approximate their current carrying amounts at September 30, 2005, primarily due to the Trust obtaining or acquiring the loans within the past 12 months.

Derivative Financial Instruments

The Trust accounts for its interest rate swap agreements in accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. In accordance with FAS No. 133, all interest rate swap agreements are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. Since the Trust's derivatives are designated as "cash flow hedges," the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings. The ineffective amount of all interest rate swap agreements, if any, is recognized in earnings each quarter. To date, the Trust has not recognized any change in the value of its interest rate swap agreements in earnings as a result of the hedge or a portion thereof being ineffective. Accordingly, changes in value are recorded through other comprehensive income.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments (Continued)

Upon entering into hedging transactions, the Trust documents the relationship between the interest rate swap agreements and the hedged liability. The Trust also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Trust assesses, both at inception of a hedge and on an on- going basis, whether or not the hedge is highly "effective," as defined by FAS No. 133. The Trust discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as an interest rate swap agreement is no longer appropriate. To date, the Trust has not discontinued hedge accounting for any of its interest rate swap agreements. The Trust utilizes interest rate swap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes.

Repurchase Agreement

The Trust financed the June 2005 acquisition of its mortgage-backed securities through the use of a repurchase agreement. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Trust pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Trust retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Trust is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Trust may renew such agreement at the then prevailing financing rate. Margin calls, whereby the lender requires the Trust to pledge additional collateral to secure borrowings under its repurchase agreement with the lender, may be experienced by the Trust as the current face value of its mortgage-backed securities declines due to scheduled monthly amortization and prepayments of principal on such mortgage-backed securities. In addition, margin calls may also occur when the fair value of the mortgage-backed securities pledged as collateral declines due to increases in market interest rates or other market conditions. Through September 30, 2005, the Trust paid $678,000 in connection with margin calls on its repurchase agreement.

The original term to maturity of the Trust's repurchase agreement is one month. Should the counterparty decide not to renew a repurchase agreement at maturity, the Trust must either refinance it elsewhere or satisfy the obligation, which might require the Trust to liquidate a portion or all of its investment in mortgage-backed securities.

Revenue Recognition

The Trust accounts for its leases with tenants as operating leases with rental revenue recognized on a straight line basis over the lease term. Tenant leases generally provide for (i) billings of fixed minimum rent and (ii) billings of certain operating costs. The Trust accrues the recovery of operating costs based on actual costs incurred. Deferred revenue is derived primarily from revenue received in advance of its due date.

Stock Options

Effective January 1, 2005, the Trust adopted the provisions of SFAS No. 123R, "Accounting for Stock-Based Compensation." There was no impact on the net income per share for the period ended September 30, 2005 on a basic and diluted basis.

Income Taxes

The Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

comply with the foregoing minimum distribution requirement. As of December 31, 2004, the Trust had net operating loss carryforwards of $47,300,000 which will expire from 2019 through 2023. In connection with the issuance of the Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, the Trust's net operating loss carryforwards will be subject to annual limitations pursuant to Section 382 of the Code. The Trust also had capital loss carryforwards of $12,300,000 as of December 31, 2004 which will expire from 2006 through 2007.

Effective July 1, 2005, the Trust consummated a business combination with FUMI pursuant to which FUMI became a wholly-owned subsidiary of the Trust. In connection with the business combination, FUMI elected to be treated for Federal income tax purposes as a taxable REIT subsidiary. In order for the Trust to continue to qualify as a REIT, the value of the FUMI stock cannot exceed 20% of the value of the Trust's total assets. At September 30, 2005 FUMI did not exceed 20% of the value of the Trust's total assets. The net income of FUMI is taxable at regular corporate tax rates. Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as determined by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. As a result of the business combination, the Trust may be able to utilize FUMI's net operating loss carryforwards of $10,100,000 which will expire from 2009 through 2023. The Trust and FUMI do not file consolidated tax returns.

New Accounting Pronouncements

In May of 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Trust does not believe that the adoption of SFAS No. 154 will have a material effect on the Trust's consolidated and combined financial statements.

Earnings Per Share

The Trust has calculated earnings per share for the three and nine months ended September 30, 2005 and 2004 in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires that common share equivalents be excluded from the weighted average shares outstanding for the calculation of basic earnings per share.

The Trust's Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest ("Series A Shares") and Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest ("Series B-1 Shares") are anti-dilutive at September 30, 2005 and 2004 and, accordingly, are not included in the weighted average shares outstanding for the dilutive earnings per share.

The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

                                                                           For the Three Months Ended     For the Nine Months Ended
                                                                                  September 30,                 September 30,
                                                                           --------------------------     -------------------------
                                                                             2005              2004         2005             2004
                                                                           --------          --------     --------         --------
Basic
Income from continuing operations                                          $ 13,232          $  2,209     $ 16,273         $  1,507
Preferred dividend                                                           (2,141)             (516)      (5,178)          (1,548)
                                                                           --------          --------     --------         --------
Income (loss) from continuing operations, net of preferred dividend          11,091             1,693       11,095              (41)
Income (loss) from discontinued operations                                       24              (491)         546           20,451
                                                                           --------          --------     --------         --------
Net income applicable to Common Shares of Beneficial Interest              $ 11,115          $  1,202     $ 11,641         $ 20,410
                                                                           ========          ========     ========         ========

Basic weighted-average Common Shares of Beneficial Interest                  32,059            31,059       31,887           31,059
                                                                           ========          ========     ========         ========

Income from continuing operations, net of preferred dividend               $   0.35          $   0.05     $   0.35         $   0.00
(Loss) income from discontinued operations                                     0.00             (0.02)        0.02             0.66
                                                                           --------          --------     --------         --------
Net income per Common Share of Beneficial Interest                         $   0.35          $   0.03     $   0.37         $   0.66
                                                                           ========          ========     ========         ========

Diluted
Income from continuing operations                                          $ 13,232          $  2,209     $ 16,273         $  1,507
Preferred dividend                                                           (2,141)             (516)      (5,178)          (1,548)
                                                                           --------          --------     --------         --------
Income (loss) from continuing operations, net of preferred dividend          11,091             1,693       11,095              (41)
Income (loss) from discontinued operations                                       24              (491)         546           20,451
                                                                           --------          --------     --------         --------
Net income applicable to Common Shares of Beneficial Interest              $ 11,115          $  1,202     $ 11,641         $ 20,410
                                                                           ========          ========     ========         ========

Basic weighted-average Common Shares of Beneficial Interest                  32,059            31,059       31,887           31,059
Stock Options                                                                    47                28           45               25
                                                                           --------          --------     --------         --------
Diluted weighted-average Common Shares of Beneficial Interest                32,106            31,087       31,932           31,084
                                                                           ========          ========     ========         ========

Income (loss) from continuing operations, net of preferred dividend        $   0.35          $   0.05     $   0.35         $   0.00
(Loss) income from discontinued operations                                     0.00             (0.02)        0.02             0.66
                                                                           --------          --------     --------         --------
Net income per Common Share of Beneficial Interest                         $   0.35          $   0.03     $   0.37         $   0.66
                                                                           ========          ========     ========         ========

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Dividends

The Trust declared a dividend of $516,000 ($0.525 per share) on the Trust's Series A Shares in the first, second and third quarters of 2005. The first quarter dividend was paid April 30, 2005 to beneficiaries of record at the close of business on March 31, 2005. The second quarter dividend was paid July 31, 2005 to beneficiaries at the close of business on June 30, 2005. The third dividend was paid October 31, 2005 to beneficiaries of record at the close of business on September 30, 2005.

The Trust declared a dividend of $510,000 ($0.14 per share) on the Trust's Series B-1 Shares in the first quarter of 2005, which dividend represented the pro rata portion of the quarterly distribution of $0.40625 per share. The first quarter dividend was paid April 30, 2005 to beneficiaries of record as of the close of business on March 31, 2005. In May 2005, the Trust declared and paid a dividend on the Trust's Series B-1 Shares equal to $476,000 ($0.1308 per share) for the period April 1, 2005 through April 30, 2005. In June 2005, the Trust declared a dividend of $1,479,000 ($0.40625 per share) on the Trust's Series B-1 Shares issued in February 2005 and a dividend of $16,000 ($0.05 per share) on the Trust's Series B-1 Shares issued in June 2005, which dividend represented the pro rata portion of the quarterly distribution for the dividend period May 1, 2005 through July 30, 2005 of $0.40625. The dividend was paid July 31, 2005 to beneficiaries of record as of the close of business on June 30, 2005.

The Trust declared a dividend of $1,625,000 ($0.40625 per share) on the first and second issuance of the Trust's Series B-1 Shares for the third quarter of 2005. The third quarter dividend was paid October 31, 2005 to beneficiaries of record at the close of business September 30, 2005.

3. Related Party Transactions

The affairs of the Trust and its subsidiaries are administered by FUR Advisors LLC ("FUR Advisors") pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") dated December 31, 2003 between the Trust and FUR Advisors, which agreement was entered into in connection with the acquisition by FUR Investors LLC of its interest in the Trust and the other transactions entered into in connection therewith. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust's shareholder transfer agent and property managers. Effective as of January 1, 2005, the terms of the Advisory Agreement were modified to provide that the quarterly fee payable to FUR Advisors for providing such services would equal the lesser of an asset based fee or an outstanding equity based fee. In general, the asset based fee was the original fee set forth in the Advisory Agreement which is calculated as follows: 1% of the gross asset value of the Trust up to $100 million, 0.75% of the gross asset value of the Trust between $100 million and $250 million, 0.625% of the gross asset value of the Trust between $250 million and $500 million and 0.50% of the gross asset value of the Trust in excess of $500 million (in light of the triple net leased nature of the 16 triple net leased properties, FUR Advisors agreed to reduce its fee for these properties to 0.25% of the gross asset value for the portion of that portfolio that is subject to leverage). Prior to the amendment to the Advisory Agreement on January 1, 2005, the asset based fee included a loan servicing fee not exceeding commercially reasonable rates approved by a majority of the independent members of the Board of Trustees, for providing administrative and clerical services with respect to loans made by the Trust to third parties.

The equity based fee is calculated as follows: (i) 1.5% of the issued and outstanding equity securities of the Trust plus (ii) .25% of any equity contribution by a third party to a joint venture managed by the Trust. For purposes of the equity based calculation, the 31,058,913 Common Shares of Beneficial Interest ("Common Shares") outstanding at January 1, 2005 are to be valued as follows: $2.30 (FUR Investors LLC's tender offer price in its December 2003 tender offer) with respect to 26,058,913 Common Shares and $2.60 (the purchase price paid by FUR Investors LLC) to acquire the 5,000,000 Common Shares on December 31, 2003. The Trust's Series A Shares are valued at their liquidation preference amount of $25 per share. All Preferred and Common Shares issued subsequent to January 1, 2005 are valued at the net issuance price.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. Related Party Transactions (Continued)

In addition to the foregoing modification, regardless of whether the asset based or equity based methodology is used, the reimbursement to FUR Advisors of up to $100,000 per annum for the costs associated with the employment of one or more asset managers has been eliminated.

FUR Advisors is also entitled under both the asset based fee and the equity based fee pursuant to the Advisory Agreement to receive (i) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board, and (ii) an incentive fee, both of which were provided for in the original Advisory Agreement. The incentive fee entitles FUR Advisors to receive (a) an amount equal to 20% of all distributions paid to beneficiaries of Common Shares after December 31, 2003 in excess of the Threshold Amount, hereinafter defined, and, (b) upon the termination of the Advisory Agreement, an amount equal to 20% of the "liquidation value" of the Trust in excess of the Threshold Amount at the termination date. As defined in the Advisory Agreement, the Threshold Amount is equal to (x) $71.3 million, increased by the net issuance price of all Common Shares, with an adjustment for Preferred Shares converted, issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct damages to the Trust if the Advisory Agreement is terminated by the Trust for cause. At September 30, 2005, the Threshold Amount was $84,506,432.

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

The following table sets forth the fees and reimbursements paid by the Trust for the three and nine months ended September 30, 2005 and 2004 to FUR Advisors and Winthrop Management L.P. (in thousands):

                                     Three Months         Three Months         Nine Months          Nine Months
                                         Ended               Ended                Ended                Ended
                                  September 30, 2005   September 30, 2004   September 30, 2005   September 30, 2004
                                  ------------------   ------------------   ------------------   ------------------
Asset Management Fee(1)             $         724 (3)    $         301 (4)    $      1,905 (3)     $        988 (4)
Loan Servicing Fee(1)                          --                    1                  --                    6
Property Management Fee(2)                      9                   13                  29                   30
Reimbursement(1)                               --                   49                  --                   78


      (1)   Payable to FUR Advisors
      (2)   Payable to Winthrop Management L.P.
      (3)   Determined using equity based method
      (4)   Determined using asset based method

The Trust paid fees of $6,122 and $69,302 for the three months ended September 30, 2005 and 2004, and $32,684 and $167,028 for the nine months ended September 30, 2005 and 2004, respectively, to the Real Estate Systems Implementations Group, LLC ("RE Systems") for financial reporting and advisory services. The managing member of RE Systems assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000, and Interim Chief Executive Officer in January 2003. In addition, he became a trustee of the Trust in June 2003. He resigned as Interim Chief Executive Officer and Interim Chief Financial Officer on December 31, 2003 and resigned as Trustee on April 15, 2004.

Effective November 7, 2005, as part of the Newkirk Realty Trust, Inc. ("Newkirk") transaction (see Note 13), the Trust and FUR Advisors entered into an Amended and Restated Advisory Agreement on substantially the same terms as

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. Related Party Transactions (Continued)

the advisory agreement described above except that the Trust will receive a credit against the payment of the quarterly base fee payable to FUR Advisors equal to 80% of any incentive fee paid by Newkirk to NKT Advisors LLC ("NKT"), an entity controlled and partially owned by the executive officers of the Trust and FUR Advisors. In the event that the credit exceeds the fee payable under the Amended and Restated Advisory Agreement, the excess is carried forward to subsequent quarters in the same year with any excess at year end being paid by FUR Advisors to the Trust. FUR Holdings LLC, the sole member of FUR Advisors, has effectively guaranteed these payments, if any. There can be no assurance as to the amount, if any, of the incentive fee that will be earned by NKT.

4. Loans Receivable

As of September 30, 2005, the Trust held the following loans receivable (in thousands):

                                                   Outstanding
                            Property                Principal      Accrued      Carrying     Interest
Property/Collateral         Location                 Balance       Interest     Amount       Rate          Maturity
-------------------         --------                 -------       --------     ------       ----          --------
Wingate Inn (1)             Clearwater,  FL          $ 2,752        $  --       $2,752       10%           February 2007

Ridgebrook Office Plaza
(1)                         Northbrook, IL             3,500           --        3,500       6.75%         April 2006
                                                                                             (Prime)

536 West 28th St. (1)       New York, NY               2,485           32        2,517       12.25%        April 2009
                                                                                             (LIBOR
                                                                                             +9.5%)
Various (3) (4)             Chicago, IL                  403            1          404       8.5%          September 2006
                                                     -------        -----       ------

                                                     $ 9,140        $  33       $9,173
                                                     =======        =====       ======

      (1)   Secured by a first mortgage.

      (2)   Seven loans secured by limited partnership interests.

      (3)   Secured by a subordinate mortgage.

      (4) Tenant improvement and capital expenditure loans made to the following properties: 8 South Michigan, 30 North Michigan, 20 East Jackson and Enterprise Centre.

For the period ended September 30, 2005, advances made and payments received on loans was as follows (in thousands):

            Balance at January 1, 2005                              $     8,319
            Advances made                                                 3,903
            Repayments                                                   (3,082)
                                                                    -----------
            Balance at September 30, 2005                           $     9,140
                                                                    ===========

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5. Real Estate Securities Available for Sale

The detail of real estate securities held for sale as of September 30, 2005 is as follows (in thousands):

                                                         Cost at             Unrealized           Balance at
                                        Date          September 30,            Gain at          September 30,
              Name                   Purchased            2005           September 30, 2005          2005
              ----                   ---------            ----           ------------------          ----
Sizeler Property Investors, Inc.      Various          $  15,856             $  3,703            $   19,559

America First Apartment
  Investors, Inc.                     Various              7,961                  503                 8,464

Securities of other real
  estate companies                    Various
                                                           2,292                  103                 2,395
                                                       ---------             --------            ----------

                                                       $  26,109             $  4,309            $   30,418
                                                       =========             ========            ==========


6. Mortgage-Backed Securities Pledged Under Repurchase Agreement

At September 30, 2005, all of the Trust's mortgage-backed securities were classified as available-for-sale and, as such, were carried at their estimated fair value, based on prices obtained from a third party. The following table presents the carrying value of the Trust's mortgage-backed securities as of September 30, 2005 and December 31, 2004.

                                                     September 30,   December 31
                                                         2005           2004
                                                     -------------   -----------
                                                           (In thousands)
Agency Mortgage-Backed Securities:
       Fannie Mae Whole Pool Certificates              $ 107,733     $        --

Although not rated, Agency mortgage-backed securities carry an implied AAA rating and are guaranteed as to principal and/or interest by Fannie Mae.

The following table presents the amortized cost and fair value of the Trust's mortgage-backed securities at September 30, 2005 (in thousands):

                                                                   September 30,
                                                                       2005
                                                                   -------------
            Cost                                                      $ 107,916
            Mark to market adjustment                                    (1,159)
            Interest payment receivable                                     380
            Unamortized premium                                             596
                                                                      ---------
            Carrying value/estimated fair value                       $ 107,733
                                                                      =========

The negative mark to market adjustment is the result of increases in interest rates subsequent to the acquisition of the securities. All the securities are performing according to their terms. Furthermore, the Trust intends to, and has the ability, to hold these securities to maturity or at least until interest rates change such that the fair value is no longer less that the book value. Accordingly, the Trust has calculated that these impairments are temporary.

The mortgage-backed securities bear interest at a weighted average interest rate of 4.23%.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. Hedge Instruments

In connection with the Trust's interest rate risk management process, the Trust periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. Through September 30, 2005, such instruments have been interest rate swaps, which in effect modify the repricing characteristics of the Trust's repurchase agreement and floating rate mortgage debt agreements as well as cash flows for such liabilities. The use of hedging instruments creates exposure to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. To mitigate this credit risk exposure, the Trust only enters into such transactions with financial institutions whose long-term debt rating is A or better, as determined by Standard & Poor's. In the event of a default by the counterparty, the Trust would not receive payments provided for under the terms of the hedging instrument and could have difficulty taking possession of assets pledged by the Trust as collateral for the interest rate swaps.

The Trust's interest rate swaps are used to lock-in the fixed interest rate related to its repurchase agreement as well as a portion of the floating rate on its mortgage debt.

The table below presents information about the Trust's interest rate swaps at September 30, 2005 (dollars in thousands):

                                                                                Gross Unrealized
                                                                                     Gain
                                        Notional                                  For the Nine
                                        Amount of            Estimated Fair       Months Ended
                            Swap         Hedged     Cost of  Value/Carrying      September 30,
Active Period Through       Rate        Liability    Hedge       Value                2005
---------------------       ----        ---------   -------  --------------     ----------------
November 2007               8.55%       $  40,000   $    --   $       718         $      1,043
January 2008                4.045%      $ 104,196   $    --   $       687         $        687

No hedge ineffectiveness on cash flow hedges was recognized for the nine months ended September 30, 2005.

8. Repurchase Agreement

Information pertaining to the repurchase agreement as of September 30, 2005 is as follows (dollars in thousands):

            September 30,        Carrying Value of
                2005                Underlying
              Balance               Collateral           Type of Collateral
            -------------        -----------------       ------------------

             $ 104,196           $       107,733      Mortgage-Backed Securities

As of September 30, 2005, the borrowing rate on the Trust's repurchase agreement was LIBOR minus 3 basis points (3.61%) and is renewable monthly.

9. Preferred Equity Investment

On April 19, 2005, the Trust made 22 separate convertible mezzanine loans and equity investments in 22 separate entities in the aggregate amount of approximately $69,326,000 (exclusive of a $980,000 subsequent advance). Each of the borrowers was owned primarily by a group of individuals (collectively "Marc") who were not affiliates of the Trust. Each loan is secured by the applicable borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex. Each borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the borrower holds a 75% interest in the Property Owner. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only. The amounts advanced under each loan together with the equity investment in the applicable borrower,

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9. Preferred Equity Investment (Continued)

as described below, was equal to 49% of the difference between the agreed value of the property owned by the applicable Property Owner and the existing debt encumbering such property.

On May 6, 2005, the Trust made additional convertible mezzanine loans and equity investments to Marc in the amount of approximately $5,810,000 with respect to two additional properties on the same terms as the loans made on April 19, except that the amount advanced under these loans together with the equity investment, as described below, was equal to 60% of the difference between the agreed value of the property and the existing debt encumbering the property. The two properties have a value of approximately $31 million.

As part of the above transactions, the Trust acquired an equity interest in each of the borrowers. The equity interest entitles the Trust to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts in excess of that required to fully satisfy all of the debt encumbering that property, including its respective loan and a return to the borrower of its deemed equity (the agreed value of the applicable property less all debt encumbering that property including the loan made by the Trust) plus a 7.65% cumulative return thereon.

On June 15, 2005, the Trust made a $1,600,000 second mortgage loan to a borrower beneficially owned by Marc. The terms of the loan are the same as the terms of loans made on April 19, 2005. In addition, this loan entitles the Trust to participation in the cash flow and capital proceeds of the property on terms equivalent to the equity interest that the Trust holds in the borrowers.

Further, the Trust has committed to advance approximately $6,900,000 to cover the costs of tenant improvements and capital expenditures at each of the foregoing 25 properties.

The Trust also has the right to co-invest in all other office properties acquired by Marc and their affiliates in the Chicago, Illinois metropolitan and suburban areas.

Summary financial information for preferred equity investment is as follows:

                                                                September 30,
                                                                     2005
                                                                -------------
Condensed Balance Sheet

      Net real estate                                            $    155,350
      Prepaid expenses and deposits in escrow                           7,022
      Cash and cash equivalents                                         4,786
      Receivables and other assets                                     46,613
                                                                 ------------

      Total Assets                                               $    213,771
                                                                 ============

      Nonrecourse mortgage debt                                  $    188,142
      Other liabilities                                                17,405
                                                                 ------------
      Total liabilities                                               205,547
                                                                 ------------
      First Union preferred equity                                     77,225
                                                                 ------------
      Partners' Capital (Deficit)                                     (69,001)
                                                                 ------------

      Total Liabilities, First Union Preferred Equity
        and Partners' Capital (Deficit)                          $    213,771
                                                                 ============

On the Trust's Consolidated and
      Combined Balance Sheet:
      Preferred Equity Investment                                $     78,417(1)
                                                                 ============

(1)   Includes costs of $1,192 capitalized during acquisition.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9. Preferred Equity Investment (Continued)

                                                       Three Months Ended   Nine Months Ended
                                                          September 30,       September 30,
                                                              2005                2005
Condensed Statements of Operations
      Revenues                                             $     17,217       $     50,275
      Interest on mortgage debt                                   2,922              7,927
      Depreciation and amortization                               1,705              4,825
      Other expenses                                             11,320             29,426
                                                           ------------       ------------
      Net income before minority interest                         1,270              8,097
                                                           ------------       ------------
      Minority Interest - First Union                             1,468              2,598
                                                           ------------       ------------
      Net (Loss) Income                                    $       (198)      $      5,499
                                                           ============       ============
On the Trust's Consolidated and Combined Statement of
      Operations and Comprehensive Income
      Equity in earnings of preferred equity investment    $      1,468       $      2,598
                                                           ============       ============

10. 5400 Westheimer Holding, L.P.

In November 2004, 5400 Westheimer Holding L.P. ("5400 Westheimer") was created to acquire and hold a 100% ownership interest in real property located at 5400 Westheimer Court, Houston, Texas. The purchase price of the property and costs incurred in connection with the acquisition aggregated approximately $7,613,000 in cash and the assumption of debt of approximately $76,762,000. The cash portion paid was funded as follows: (i) $80,000 from the Trust for a 1% general partner interest; (ii) $241,000 from a third party limited partner for a 99% limited partnership interest; and (iii) $7,533,000 loan from the Trust.

On January 3, 2005, the loan and non-recourse loans of $1,338,000 previously made by the Trust to 5400 Westheimer was satisfied by the payment of $7,140,000 with the Trust retaining a 1% general partnership interest and a 7% limited partnership interest in 5400 Westheimer.

The non-recourse loans (the "LP Loans") are secured by the applicable limited partner's interest in 5400 Westheimer. The loans bear interest at 12% per annum and require quarterly payments of interest only. Principal payments of $669,000 are required to be made on January 5, 2006 and January 5, 2007. The LP Loans have been classified as a reduction of minority interest in the September 30, 2005 balance sheet. If all of the borrowers of the LP Loans were to default on their LP Loans, the Trust would acquire an additional 25% limited partner interest in 5400 Westheimer. In addition to the 7% limited partnership interest transferred to the Trust in satisfaction of its initial loan, the Trust also holds a 1% general partner interest in 5400 Westheimer. 5400 Westheimer indirectly holds a 100% ownership interest in real property located at 5400 Westheimer Court, Houston, Texas (the "Houston Property").

In addition to its ownership, the Trust will receive an incentive payment equal to 20% of any distributions paid to the limited partners of 5400 Westheimer after each limited partner has received distributions equal to their investment plus a 6% return, compounded annually.

At December 31, 2004, for financial reporting purposes, 100% of 5400 Westheimer's assets and liabilities were classified as real estate held for syndication.

On October 6, 2005, two of the limited partners in 5400 Westheimer paid in full their LP Loans aggregating $321,000.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

11. Winn-Dixie Bankruptcy

On February 22, 2005, Winn-Dixie Stores, Inc., the tenant at the Trust's Jacksonville, Florida property, filed for protection under Chapter 11 of the United States Bankruptcy Code. On October 31, 2005, the Trust received notification that Winn-Dixie elected to reject the lease, resulting in the termination of the lease and the Trust becoming responsible for all costs associated with the property. The Trust does not believe that the rejection of the lease, which provided approximately $1,500,000 of rental income, will have a material impact on its operating results and will promptly begin marketing the property for lease and/or sale.

12. Sale of Common Shares

On July 14, 2005, the Trust, as a selling shareholder in the initial public offering of JER Investors Trusts, Inc. ("JER") (NYSE:JER), sold its 66,667 shares of common stock in JER at the initial offering price of $17.75 per share, less the underwriters discount. The Trust received gross proceeds of $1,183,000 from its sale and recognized a gain of approximately $183,000.

13. Newkirk Transaction

On August 5, 2005, the Trust agreed to acquire $50 million in newly issued common shares of Newkirk, a newly formed real estate investment trust, with the timing of such investment to coincide with the Newkirk initial public offering ("Newkirk IPO"). In addition to the acquisition of the common stock in Newkirk, the Trust also agreed to assign to Newkirk certain rights of the Trust under its Exclusivity Services Agreement with Michael Ashner, the Trust's Chief Executive Officer, relating Newkirk's future net leased and related investments (the "Exclusivity Assignment"), the timing of which shall coincide with the Newkirk IPO. In consideration of the Exclusivity Assignment and the receipt of such services, Newkirk will: (i) issue $20 million of additional Newkirk common shares, 50% of which will vest immediately and 50% of which will vest ratably over a three year period, and the Trust will receive all dividends and the right to vote with respect to the vested and unvested Newkirk shares; and (ii) the Trust will receive the economic benefit of 80% of the incentive management fee payable by Newkirk to NKT, the entity that will provide advisory services to Newkirk, which is an affiliate of FUR Advisors.

In connection with the issuance of the Newkirk shares, the Trust has agreed not sell, transfer, pledge, redeem or otherwise dispose of its shares of common stock in Newkirk for a period equal to the earlier of (i) three years from the date of the Newkirk IPO or (ii) at such time as NKT is no longer providing advisory services to Newkirk; provided, however, in no event shall such period be less than one year from the date of Newkirk's IPO. Notwithstanding the foregoing, commencing one year from the date of the Newkirk IPO, the Trust is permitted to pledge its shares of common stock in Newkirk in connection with borrowings with a maximum principal amount no greater than 35% of the value of all shares of Newkirk's common stock (based on the Newkirk IPO common stock price) held by the Trust. With respect to the shares that are to vest over a three year period, unvested shares will be forfeited if: (i) the advisory agreement with NKT is terminated by Newkirk for cause; (ii) Michael Ashner dies or becomes disabled, unless the other members of NKT's senior management then in place remain in their positions; or (iii) Michael Ashner resigns as an officer and director of both Newkirk and NKT. Conversely, all of the unvested shares shall become immediately vested if: (i) Newkirk terminates the advisory agreement with NKT other than for cause; (ii) NKT terminates the advisory agreement following a breach of a material term of the advisory agreement by Newkirk that is not timely cured; or (iii) non renewal of the advisory agreement. The Exclusivity Assignment shall immediately be deemed terminated and revert back to the Trust upon: (i) Michael Ashner resigns as an officer and director of both Newkirk and NKT; or (ii) the termination or non-renewal of the advisory agreement with NKT for any reason.

The foregoing transactions were consummated on November 7, 2005 at which time the Trust acquired 3,125,000 shares of common stock of Newkirk for an aggregate purchase price of $50 million and an additional 1,250,000 shares of common stock of Newkirk in connection with the Exclusivity Assignment, 625,000 of which are fully vested and 625,000 of which will vest ratably over the next three years and are subject to forfeiture. As a result, the Trust holds 4,375,000 shares of the common stock of Newkirk representing approximately 22.60% of the outstanding common shares in Newkirk. In turn, Newkirk holds approximately a 30.1% interest in The Newkirk Master Limited Partnership ("Newkirk MLP").

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

13. Newkirk Transaction (Continued)

Newkirk was formed to acquire a controlling interest in Newkirk MLP, an entity in which Michael Ashner and certain other members of the Trust's senior management own an interest and of which his affiliate is the general partner. The business of the Newkirk MLP is investment in net leased properties. In addition, Newkirk's advisor, NKT, will be 80% owned by FUR Holdings LLC, the entity that owns the Trust's advisor. A Special Committee of the Trust's Board engaged a special counsel and after consideration over a period of time recommended for Board approval the proposed transactions. The members of the Trust's Special Committee are Arthur Blasberg, Jr., chair, Talton Embry and Howard Goldberg, each of whom is an independent Trustee of the Trust.

14. Sale of Common Shares to Vornado Realty Trust

Also on August 5, 2005, the Trust agreed to sell to Vornado Realty Trust or its wholly-owned subsidiary, a number of shares of the Trust's Common Shares equal to the lesser of (i) 9.9% of the outstanding Common Shares (after giving effect to such issuance) (3,522,566 based on the Common Shares outstanding at August 5,
2005) or (ii) 4,000,000, in each case for a purchase price of $4.00 per share. The sale was consummated on November 7, 2005 with Vornado acquiring 3,522,566 Common Shares for an aggregate purchase price of approximately $14,100,000. The shares were sold pursuant to the terms of a Securities Purchase Agreement and registered pursuant to the Trust's effective shelf registration statement on Form S-3. Vornado Realty Trust and its affiliates currently own approximately 15.8% of Newkirk MLP.

15. Discontinued Operations

The tenant for the Trust's Sherman, Texas property has exercised its purchase option under the lease pursuant to which it was to acquire the property effective May 1, 2005 for a gross sales price of approximately $2,018,000. However, due to negotiations between the tenant and the ground owner, the consummation of this sale is not anticipated to occur until the fourth quarter 2005. The tenant will continue to be obligated to make its scheduled rental payments until the sale has closed. For financial reporting purposes, the Trust expects to recognize a net gain on the sale of this property of approximately $535,000.

SFAS No. 144 requires that disposals of a "component" of an entity be treated as discontinued operations. In accordance with SFAS No. 144, for all periods presented, the Trust has reclassified its statements of operations to reflect income and expenses for properties held for sale as discontinued operations. In addition, the Trust has reflected assets and liabilities related to such properties as real estate held for sale and liabilities of real estate held for sale and discontinued operations.

The combined results of discontinued operations for the three and nine months ended September 30, 2005 and September 30, 2004 are as follows (in thousands):

                                               For the Three Months     For the Nine Months
                                               Ended September 30,      Ended September 30,
                                              -----------------------------------------------
(Amounts in thousands)                           2005        2004         2005        2004
                                              ----------  ----------   ----------  ----------
Total revenues                                $       51  $      209   $      607  $    8,947
Total expenses                                        27         316           61       7,763
Gain/(loss) on sale of property                       --        (384)          --      19,267
                                              ----------  ----------   ----------  ----------
Income/(loss) from discontinued operations    $       24  $     (491)  $      546  $   20,451
                                              ==========  ==========   ==========  ==========

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

15. Discontinued Operations (Continued)

Assets of discontinued operations consisted primarily of real estate held for sale.

Liabilities of discontinued operations at September 30, 2005 and December 31, 2004 are as follows:

(Amounts in thousands)                                           2005      2004
                                                                ------    ------
Mortgage loans payable                                          $  857    $  956
Accounts payable and accrued expenses                              851     1,659
                                                                ------    ------
                                                                $1,708    $2,615
                                                                ======    ======

Discontinued operations for 2004 consisted primarily of the sale of the Park Plaza Mall and VenTek. The 2005 discontinued operations related to the Sherman, Texas triple net leased property and adjustments related to Park Plaza Mall and VenTek.

16. Legal Matters

In September 2005, the State of California appropriated funding of the $11,000,000 award to the Trust representing full settlement of all claims the Trust had against the State with respect to the loss incurred from the flood at the Peachtree Mall property in 1986. The settlement has been recognized as income in the quarter ended September 30, 2005 and the funds were received in October.

17. Contingencies

William Ackman, a former Trustee of the Trust, has made demand on the Trust for indemnification for approximately $1.5 million of expenses incurred by him in his capacity as a Trustee in connection with the litigation matters relating to the aborted merger of the Trust with Gotham Golf Corp., an entity controlled by Mr. Ackman. The Trust has forwarded this demand to its insurance carrier. Both the Trust's insurance carrier and the Trust have denied Mr. Ackman's demand based on the lack of documentation submitted to date. No reserve for any liability attributable to this matter has been accrued in the financial statements as of September 30, 2005.

Revenue Canada has made inquiries of Imperial Parking relating to deductions taken by Imperial Parking at the time it was owned by FUMI. If these deductions are ultimately disallowed, Imperial Parking may make a claim for indemnification for amounts owed to Revenue Canada. Although FUMI is required to indemnify Imperial Parking for certain damages, FUMI might not be required to indemnify Imperial Parking for these particular damages. However, the Trust has reserved certain amounts for possible costs related to this matter.

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

18. Business Segments

The Trust operates in three business segments: (i) ownership of real estate operating properties (the "Operating Properties"), (ii) ownership of loans receivable and preferred equity investment ("Loans") and (iii) ownership and trading of real estate securities ("Real Estate Securities"). The Trust's other assets ("Other Assets") consist primarily of cash and cash equivalents and deferred issue costs for loans payable. All intercompany transactions between segments have been eliminated. Revenues and expenses from discontinued operations have been excluded from the segment presentation.

                                              ---------------------------   ---------------------------
                                                   Three Months Ended           Nine Months Ended
Business Segments (in thousands)                      September 30,                September 30,
                                              ---------------------------   ---------------------------
                                                  2005          2004           2005           2004
                                              ------------   ------------   ------------   ------------
Rents and Other Revenues
     Operating Properties                     $      6,323   $        357   $     18,076   $      1,100
     Loans                                           1,679            322          3,268            959
     Real Estate Securities                          1,215            764          1,319          1,040
                                              ------------   ------------   ------------   ------------
                                                     9,217          1,443         22,663          3,099
Less - Operating Expenses
     Operating Properties                              181            224            547            573
                                              ------------   ------------   ------------   ------------

Less - Real Estate Taxes
     Operating Properties                               21             21             62             45
                                              ------------   ------------   ------------   ------------

Net Operating Income
     Operating Properties                            6,121            112         17,467            482
     Loans                                           1,679            322          3,268            959
     Real Estate Securities                          1,215            764          1,319          1,040
                                              ------------   ------------   ------------   ------------
                                                     9,015          1,198         22,054          2,481
                                              ------------   ------------   ------------   ------------

Less - Depreciation and Amortization                 1,771             75          4,987            196

Less - Interest Expense                              4,491              1         10,530             12

Corporate Income (Expense)
     Interest                                        1,122            671          3,026            977
     Insurance recoveries                               --          1,244             --          1,244
     Legal settlement                               11,000             --         11,000             --
     State and local taxes                            (615)            --           (615)            --
     General and administrative                     (1,040)          (828)        (3,750)        (2,987)
                                              ------------   ------------   ------------   ------------

Income from continuing operations before
minority interest                                   13,220          2,209         16,198          1,507
    Minority Interest                                   12             --             75             --
                                              ------------   ------------   ------------   ------------
Income from continuing operations                   13,232          2,209         16,273          1,507

Income/(Loss) from discontinued operations              24           (491)           546         20,451
                                              ------------   ------------   ------------   ------------

Net income                                    $     13,256   $      1,718   $     16,819   $     21,958
                                              ============   ============   ============   ============

Capital Expenditures
     Operating Properties                     $        108   $      1,022   $        614   $      1,830
                                              ------------   ------------   ------------   ------------
                                              $        108   $      1,022   $        614   $      1,830
                                              ============   ============   ============   ============

             FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS
                         FORM 10-Q - SEPTEMBER 30, 2005
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

18. Business Segments (Continued)

                                                    September 30,   December 31,
                                                        2005            2004
                                                    -------------   ------------
Identifiable Assets (in thousands)
     Operating Properties                             $196,945        $ 95,140
     Loans                                              87,590           8,390
     Real Estate Securities                            138,151          14,734
     Other Assets                                      104,137         171,704
                                                      --------        --------
Total Assets                                          $526,823        $289,968
                                                      ========        ========

(1) Discontinued operations for 2004 consisted primarily of the sale of the Park Plaza Mall and VenTek. The 2005 discontinued operations related to the Sherman, Texas triple net leased property and adjustments related to Park Plaza Mall and VenTek.

19. Subsequent Event

On October 28, 2005, the Trust entered into a joint venture agreement with Marc Ontario LLC pursuant to which we formed FT-Ontario Holdings LLC ("FT-Ontario"), a Delaware limited liability company. Pursuant to the terms of the joint venture agreement, we and Marc Ontario LLC contributed approximately $5.7 million and $1.4 million, respectively, to the capital of FT-Ontario. We are the managing member of FT-Ontario and hold an 80% interest in FT-Ontario. At such time as each of the members of FT-Ontario receive aggregate distributions equal to their invested capital plus a 9% cumulative return thereon, our interest in FT-Holdings decreases to 75%. The Trust anticipates that it will consolidate the balance sheet and the operations of the joint venture.

FT-Ontario was formed for the purpose of acquiring through two wholly owned subsidiaries 128,000 square feet of retail and office space consisting of the first six floors in a mixed-use building together with 208 parking spaces located at One East Erie, Chicago, Illinois (the "Ontario Property"). The Ontario Property was acquired from American Invesco, an unaffiliated third party, for an aggregate purchase price of approximately $26.5 million. FT-Ontario incurred approximately $518,000 in closing costs. The purchase price was funded through the capital contribution made to FT-Ontario, with the balance being provided from a loan made by us to FT-Ontario.

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

General

We are a real estate investment trust ("REIT") engaged in the business of owning real property and real estate related assets. We operate in three business segments: (i) Operating Properties, (ii) Loans and (iii) Real Estate Securities.

Investment Policy

Rather than focus on a particular type of real estate asset or a specific geographic sector, our investments will continue to be based, at least for the foreseeable future, on our assessment that a potential investment is significantly undervalued or presents an opportunity to outperform the marketplace. Additionally, we will continue to make investments in assets believed to be underperforming and in which we believe, through an infusion of capital and improved management, an appropriate return on investment can be realized. Consequently, with certain limitations, we will continue to seek to invest in or acquire most types of real estate assets or securities. In connection with the recent initial public offering of Newkirk, we will no longer invest directly in net leased properties. However, we will have a significant investment in net leased assets through our ownership of shares in Newkirk.

Except as limited by the restrictions placed on us in order to meet our requirements to maintain REIT status or other regulatory restrictions, our investment decisions will not be materially affected by the nature of an investment or where that investment falls in an entity's capital structure. We will continue to acquire entities that own real estate, invest in the equity of a real estate asset directly or through a joint venture, acquire preferred equity, mezzanine debt or first mortgage debt of a real estate asset to the extent we believe the ownership of the underlying real estate would be consistent with our investment strategy. In general, it is not expected that we will invest in an entity in which we do not own 100% of the equity unless we control, have the means to acquire control of the entity or have a mechanism in place to exit the investment for a price consistent with fair market value. In order to fund future acquisitions, we will utilize our cash reserves, obtain debt financing and/or sell additional equity.

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

As of November 10, 2005, we held, in addition to our cash reserves, the following assets by business segment.

Operating Properties:

o 16 triple net leased properties acquired in the Finova transaction. As of September 30, 2005, this triple net leased portfolio is 100% leased. However, on February 22, 2005, Winn-Dixie Stores, Inc., the tenant at our Jacksonville, Florida property, filed for protection under Chapter 11 of the United States Bankruptcy Code. On October 31, 2005, we received notice that Winn-Dixie elected to reject the lease, resulting in the termination of the lease. We are now responsible for all costs associated with the property. We do not believe that the rejection of the lease will have a material impact on our operating results and we will promptly begin marketing the property for lease and/or sale.

o Two adjacent office buildings located in Amherst, New York triple net leased to Ingram Micro, Inc., which is 100% occupied.

o A multi-tenant office building located in Indianapolis, Indiana commonly referred to as Circle Tower. The average occupancy rate at Circle Tower for the nine months ended September 30, 2005 and September 30, 2004 was 83.5%and 87.9%, respectively.

o A nine story office building located in Houston, Texas triple net leased to Duke Energy, which is 100% occupied. This property is commonly referred to as 5400 Westheimer.

o An 80% interest in 128,000 square feet of retail and office space constituting the bottom 6 floors of a mixed-use building and 208 parking spaces located in Chicago, Illinois.

Loans:

o 24 separate convertible mezzanine loans and equity investments accounted for as a preferred equity investment in 24 separate entities located in the Chicago metropolitan and suburban area.

o A 25% participation interest in a loan secured by a first mortgage on a commercial property located at West 38th Street, New York City's Chelsea area.

o A first mortgage loan secured by a Wingate Hotel and the land on which it is situated located in Clearwater, Florida.

o A second mortgage on a property located in Westchester, Illinois and suburban area.

o     A first mortgage on a property located in Northbrook, Illinois.

Real Estate Securities:

o 8.31% of the outstanding shares of common stock of Sizeler Property Investors, Inc. (NYSE:SIZ).

o 5.42% of the outstanding shares of common stock of America First Property Investors, Inc. (NASDAQ:APRO).

o 4,375,000 shares of common stock in Newkirk Realty Trust, Inc. (NYSE:NKT) ("Newkirk") representing 22.6% of the outstanding common stock in Newkirk (625,000 of which are subject to forfeiture).

o     Securities of other real estate companies.

o     Mortgage-backed securities pledged under a repurchase agreement.

The following transactions were consummated during 2005:

Operating Properties:

Amherst, New York Property

On May 25, 2005, we acquired two adjacent office building properties in Amherst, New York that are triple net leased to and serve as the east coast headquarters of, Ingram Micro, Inc. The properties contain an aggregate of 200,000 square feet of office space and were acquired for an aggregate purchase price of $22,054,955. In connection with this acquisition, we obtained an $18,000,000 first mortgage loan from Greenwich Capital Financial Products, Inc., an unaffiliated third party lender. The loan bears interest at 5.65%, requires monthly payments of principal, interest and real estate tax escrow of $117,989 commencing November 2005 and has a maturity date of November 6, 2013.

Ontario Property

On October 28, 2005, we entered into a joint venture agreement with Marc Ontario LLC pursuant to which we formed FT-Ontario Holdings LLC ("FT-Ontario"), a Delaware limited liability company. Pursuant to the terms of the joint venture agreement, we and Marc Ontario LLC contributed approximately $5.7 million and $1.4 million, respectively, to the capital of FT-Ontario. We are the managing member of FT-Ontario and hold an 80% interest in FT-Ontario. At such time as each of the members of FT-Ontario receive aggregate distributions equal to their invested capital plus a 9% cumulative return thereon, our interest in FT-Holdings decreases to 75%.

FT-Ontario was formed for the purpose of acquiring through two wholly owned subsidiaries 128,000 square feet of retail and office space consisting of the first six floors in a mixed-use building together with 208 parking spaces located at One East Erie, Chicago, Illinois (the "Ontario Property"). The Ontario Property was acquired from American Invesco, an unaffiliated third party, for an aggregate purchase price of approximately $26.5 million. FT-Ontario incurred approximately $518,000 in closing costs. The purchase price was funded through the capital contribution made to FT-Ontario, with the balance being provided from a loan made by us to FT-Ontario.

The loan made by us to FT-Ontario had an original principal amount of $19,902,771, bears interest at the prime rate, requires monthly payments of interest only and matures on October 28, 2006. It is presently anticipated that this loan will be satisfied from a permanent first mortgage loan obtained with respect to the Ontario Property. The loan is secured by FT-Ontario's ownership interest in the two subsidiaries that hold the retail and office space and the parking spaces, respectively.

Loans:

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

Preferred Equity Investment

On April 19, 2005, we made 22 separate convertible mezzanine loans and equity investments in 22 separate entities in the aggregate amount of approximately $69,326,000 (exclusive of a $980,000 subsequent advance). Each of the brrowers was owned primarily by a group of individuals (collectively "Marc") who were not affiliates of the Trust. Each loan is secured by the applicable borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex. Each borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the borrower holds a 75% interest in the Property Owner. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only. The amounts advanced under each loan together with the equity investment in the applicable borrower, as described below, was equal to 49% of the difference between the agreed value of the property owned by the applicable Property Owner and the existing debt encumbering such property.

On May 6, 2005, the we made additional convertible mezzanine loans and equity investments in the amount of approximately $5,810,000 with respect to two additional properties on the same terms as the loans made on April 19, except that the amount advanced under these loans together with the equity investment, as described below, was equal to 60% of the difference between the agreed value of the property and the existing debt encumbering the property. The two properties have a value of approximately $31 million.

As part of the above transactions, we acquired an equity interest in each of the borrowers. The equity interest entitles us to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts in excess of that required to fully satisfy all of the debt encumbering that property, including its respective loan and a return to the borrower of its deemed equity (the agreed value of the applicable property less all debt encumbering that property including the loan made by us) plus a 7.65% return thereon.

On June 15, 2005, we made a $1,600,000 second mortgage loan to a borrower beneficially owned my Marc. The terms of the loan are the same as the terms of loans made on April 19, 2005. In addition, this loan entitles us to participation in the cash flow and capital proceeds of the property on terms equivalent to the equity interest that we hold in the borrowers.

Further, we have committed to advance approximately $6,900,000 to cover the costs of tenant improvements and capital expenditures at each of the foregoing 25 properties.

We also have the right to co-invest in all other office properties acquired by Marc and their affiliates in the Chicago, Illinois metropolitan and suburban areas.

Ridgebrook First Mortgage Loan

On September 22, 2005, we made a $3,500,000 first mortgage loan (the "Prime Loan") to 900 Ridgebrook LLC, a single purpose entity that is primarily owned and controlled by Marc. The Prime Loan bears interest at the prime rate, requires monthly interest payments, matures on September 22, 2006 and is secured by an office property located in Northbrook, Illinois known as Ridgebrook Office Plaza ("Ridgebrook"). The Prime Loan is to be repaid in full upon Marc securing a third-party first mortgage debt on Ridgebrook. In connection with the making of the Prime Loan, we and Marc agreed that simultaneous with the payoff of the Prime Loan, we will either (i) acquire a 56% interest in the borrower in exchange for a capital contribution equal to 56% of the net equity investment by Marc (purchase price plus capital improvements less loan proceeds), or (ii) make a convertible secured mezzanine loan to the borrower, in each case equal to 56% of the net equity investment by Marc (purchase price plus capital improvements less loan proceeds) and acquire an equity interest in the borrower that enables us to participate in the cash flow and capital proceeds of the borrower, in each case on the same terms and conditions of loans and equity investments described in Preferred Equity Investment above.

Real Estate Securities:

Presidential Realty Corp.

We had previously acquired 54,500 shares in Presidential Realty Corp. ("Presidential Realty") (AMEX:PDLA) for a total cost of $407,000. We sold our shares at various times during February of 2005 recognizing for financial reporting purposes, a net gain of $142,000.

Sizeler Property Investors, Inc.

Beginning in August 2004, we began acquiring shares of common stock in Sizeler Property Investors, Inc. ("Sizeler") (NYSE:SIZ), a real estate investment trust that primarily is in the business of owning and operating income producing retail shopping centers and apartment communities in the southeastern United States. As of September 30, 2005, we had acquired a total of 1,500,600 shares of common stock of Sizeler which represents approximately 7.2% of all of the outstanding shares of common stock of Sizeler for an aggregate purchase price of approximately $14,395,000. On December 21, 2004, we sent a letter to Sizeler advising Sizeler of our intention to nominate a slate of directors for election at Sizeler's 2005 annual meeting of stockholders and thereafter filed preliminary proxy materials. In March 2005, Sizeler brought an action (i) alleging that we had violated Federal Securities laws by not disclosing all required information in our Schedule 13D filings and (ii) seeking declaratory relief that the actions taken by Sizeler's Board in connection with its approval of a below market stock sale on March 15, 2005 did not breach their fiduciary duty or breach their obligation not to act fraudulently, in bad faith, recklessly, negligently or with corporate waste.

On September 9, 2005, we entered into a settlement agreement (the "Settlement Agreement") with Sizeler pursuant to which Sizeler and us agreed to dismiss all litigation between us and general releases were exchanged. The Settlement Agreement also provided for: (i) the appointment of Michael L. Ashner, our Chairman and Chief Executive Officer, to the Board of Directors of Sizeler, and the re-nomination of Mr. Ashner or another designee of ours for election in 2006 and 2007 provided we refrain from taking certain actions; (ii) the appointment of Mr. Ashner to the Compensation Committee of the Board of Directors of Sizeler, and its Real Estate Acquisition Committee of the Board of Directors which has been renamed as the Strategic Direction and Acquisition Committee; and
(iii) the withdrawal by us of our nominees for election to the Board of Directors of Sizeler at Sizeler's 2005 Annual Meeting of Stockholders and a related stockholder proposal seeking liquidation of Sizeler. Further, pursuant to the Settlement Agreement Sizeler agreed to a number of corporate governance changes. As part of the Settlement Agreement, Sizeler reimbursed us $375,000 of our out of pocket costs and expenses incurred in connection with the proxy contest.

Sale of Common Shares

On July 14, 2005, as a selling shareholder in the initial public offering of JER Investors Trusts, Inc. ("JER") (NYSE:JER), we sold our 66,667 shares of common stock in JER for the initial offering price of $17.75 per share, less the underwriters discount. We received gross proceeds of $1,183,000 from its sale and recognized a gain of approximately $183,000.

America First Apartment Investors, Inc.

At November 1, 2005, we held an aggregate of 553,801 shares of common stock in America First Apartment Investors, Inc. (NASDAQ: APRO) ("APRO"), a real estate investment trust that owns apartments. We began acquiring shares in APRO in January 2005 through open-market transactions. The 553,801 shares represent approximately 5.42% of the outstanding common shares in APRO. In light of our investment objectives, we intend to consider appropriate methods of maximizing the value of the shares and shareholder value in general including, potential strategic transactions with APRO.

Newkirk Realty Trust, Inc.

On August 5, 2005, we agreed to acquire $50 million in newly issued common shares of Newkirk a newly formed real estate investment trust, with the timing of such investment to coincide with the Newkirk initial public offering ("Newkirk IPO"). In addition to the acquisition of the common stock in Newkirk, we also agreed to assign to Newkirk certain rights under our Exclusivity Services Agreement with Michael Ashner, the Trust's Chief Executive Officer, relating Newkirk's future net leased and related investments (the "Exclusivity Assignment"), the timing of which shall coincide with the Newkirk IPO. In consideration of the Exclusivity Assignment and the receipt of such services, Newkirk will: (i) issue $20 million of additional Newkirk common shares, 50% of which will vest immediately and 50% of which will vest ratably over a three year period, and we will receive all dividends and the right to vote with respect to the vested and unvested Newkirk shares; and (ii) we will receive the economic benefit of 80% of the incentive management fee payable by Newkirk to NKT, the entity that will provide advisory services to Newkirk, which is an affiliate of FUR Advisors.

In connection with the issuance of the Newkirk shares, we have agreed not sell, transfer, pledge, redeem or otherwise dispose of its shares of common stock in Newkirk for a period equal to the earlier of (i) three years from the date of the Newkirk IPO or (ii) at such time as NKT is no longer providing advisory services to Newkirk; provided, however, in no event shall such period be less than one year from the date of the Newkirk's IPO. Notwithstanding the foregoing, commencing one year from the date of the Newkirk IPO, we are permitted to pledge our shares of common stock in Newkirk in connection with borrowings with a maximum principal amount no greater than 35% of the value of all shares of Newkirk's common stock (based on the Newkirk IPO common stock price) held by us. With respect to the shares that are to vest over a three year period, unvested shares will be forfeited if: (i) the advisory agreement with NKT is terminated by Newkirk for cause; (ii) Michael Ashner dies or becomes disabled, unless the other members of NKT's senior management then in place remain in their positions; or (iii) Michael Ashner resigns as an officer and director of both Newkirk and NKT. Conversely, all of the unvested shares shall become immediately vested if: (i) Newkirk terminates the advisory agreement with NKT other than for cause; (ii) NKT terminates the advisory agreement following a breach of a material term of the advisory agreement by Newkirk that is not timely cured; or
(iii) non renewal of the advisory agreement. The Exclusivity Assignment shall immediately be deemed terminated and revert back to us upon: (i) Michael Ashner resigns as an officer and director of both Newkirk and NKT; or (ii) the termination or non-renewal of the advisory agreement with NKT for any reason.

The foregoing transaction were consummated on November 7, 2005 at which time we acquired 3,125,000 shares of common stock of Newkirk for an aggregate purchase price of $50 million and an additional 1,250,000 shares of common stock of Newkirk in connection with the Exclusivity Assignment, 625,000 of which are fully vested and 625,000 of which will vest ratably over the next three years and are subject to forfeiture. As a result, we hold 4,375,000 shares of the common stock of Newkirk representing approximately 30.1% of the outstanding common shares in Newkirk. In turn, Newkirk holds approximately a 22.60% interest in The Newkirk Master Limited Partnership ("Newkirk MLP").

Newkirk was formed to acquire a controlling interest in Newkirk MLP, an entity in which Michael Ashner and certain other members of our senior management own an interest and of which his affiliate is the general partner. The business of the Newkirk MLP is investment in net leased properties. In addition, Newkirk's advisor, NKT, will be 80% owned by FUR Holdings LLC, the entity that owns our advisor. The transactions with Newkirk are referenced, and more fully discussed, in Newkirk's registration statement on Form S-11 filed on August 5, 2005 with the Securities and Exchange Commission as amended. A Special Committee our Board engaged a special committee and after consideration over a period of time recommended for Board approval the proposed transactions. The members of our Special Committee are Arthur Blasberg, Jr., chair, Talton Embry and Howard Goldberg, each of whom is an independent Trustee of the Trust.

Mortgage Backed Securities Pledged Under Repurchase Agreement

On June 30, 2005, we purchased whole pool three year adjustable-rate Fannie Mae guaranteed mortgage-backed securities with a par value of $121,200,000, a weighted average coupon of 4.21% and a weighted average reset date of December 2007 for an aggregate purchase price of $121,900,000. The purchase price was funded using reserves of $3,700,000 and financing obtained through a repurchase agreement, which re-prices monthly based upon the one-month LIBOR index. We entered into an interest rate swap agreement in order to effectively fix the interest rate under the agreement at 4.04%. At September 30, 2005, as a result of loan repayments and prepayments, the whole pool had a carrying value of $107,733,000 and a weighted average interest rate of 4.23%. The decline in market value has resulted in a charge to other comprehensive income of $1,159,000.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income.

Our primary sources of funds for liquidity consist of cash and cash equivalents, net cash provided by operating activities, payments received on the loans receivable and dividends received on the real estate equity securities. During 2005, we also raised funds through debt and equity offerings. In the future, we may raise additional funds through debt financing and/or equity offerings.

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

We had cash and cash equivalents of $85,136,000 at September 30, 2005, which consisted of $4,846,000 in cash and $80,290,000 in cash equivalents with maturities of less than 90 days.

U.S. Treasury Bills are classified as cash equivalents. The average annual yields on the U.S. Treasury Bills were 1.20% and 1.202% for the nine months ended September 30, 2005 and 2004, respectively.

Our level of liquidity based upon cash and cash equivalents increased by approximately $2,577,000 during the nine months ended September 30, 2005. The 3.12% increase resulted from $213,774,000 of cash provided by financing activities and $8,385,000 of cash provided by operating activities, which was offset by $219,582,000 of cash used in investing activities.

Cash provided by financing activities consisted of $94,316,000 of net proceeds from the issuance of the Series B-1 Shares, $3,909,000 of net proceeds from the issuance of Common Shares, $22,600,000 of mortgage loan proceeds and $118,243,000 of net proceeds from borrowings under repurchase agreements.

Cash used in financing activities consisted of $1,548,000 of dividend payments on our Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest ("Series A Shares"), $2,530,000 of dividend payments on our Series B-1, $14,047,000 of repayment of borrowings under repurchase agreement, $6,851,000 of mortgage loan repayments, $304,000 of deferred financing costs and a $14,000 decrease in loans payable.

Cash used in investing activities consisted of $16,152,000 of purchases of various real estate securities, $18,714,000 of building acquisitions and capital improvements to our existing operating properties, $3,956,000 of lease intangible purchases, $122,310,000 of purchases of mortgage-backed securities available for sale, $77,927,000 of investments in preferred equity, $876,000 of increase in restricted cash and a $3,903,000 increase in loans receivable.

Cash provided by investing activities consisted $13,953,000 of proceeds received from paydowns of mortgage-backed securities available for sale, $5,804,000 from the sale of limited partnership interest to minority interest, $3,000,000 received from the repayment of the West 38th Street Loan, Wingate and Westside loan payments of $37,000 and $45,000, respectively, $407,000 of proceeds from the sale of shares in Presidential Realty and $1,010,000 received from the sale of JER common stock.

Cash provided by operating activities amounted to $8,367,000 which was the result of a $122,000 increase in straight lining of rental income, $3,469,000 of depreciation and amortization expense, $2,066,000 of amortization of lease intangibles, $2,109,000 of distribution of income from preferred equity investment and $18,000 received from interest receivable on loans. This was offset by equity in earnings of preferred equity investment of $2,598,000, $75,000 of minority interest from the consolidation of 5400 Westheimer Holding, LP, $31,000 of decreases in deferred items, $11,000,000 increase in legal settlement receivable and $2,514,000 of changes in other operating assets and liabilities.

We declared a dividend of $516,000 ($0.525 per share) on our Series A Shares in the first, second and third quarters of 2005. The first quarter dividend was paid April 30, 2005 to beneficiaries of record at the close of business on March 31, 2005. The second quarter dividend was paid July 31, 2005 to beneficiaries of record at the close of business on June 30, 2005. The third dividend was paid October 31, 2005 to beneficiaries of record at the close of business on September 30, 2005.

We declared a dividend of $510,000 ($0.14 per share) on our Series B-1 Shares in the first quarter of 2005, which dividends represented the pro rata portion of the quarterly distribution of $0.40625 per share. The first quarter dividend was paid April 30, 2005 to beneficiaries of record as of the close of business on March 31, 2005.

In May 2005, we declared and paid a dividend on our Series B-1 Shares equal to $476,000 ($0.1308 per share) for the period April 1, 2005 through April 30, 2005. In June 2005, we declared a dividend of $1,479,000 ($0.40625 per share) on the our Series B-1 Shares issued in February 2005 and a dividend of $16,000 ($0.05 per share) on our Series B-1 Shares issued in June 2005, which dividend represented the pro rata portion of the quarterly distribution for the dividend period May 1, 2005 through July 30, 2005 of $0.40625. The dividend was paid July 31, 2005 to beneficiaries of record as of the close of business on June 30, 2005.

We declared a dividend of $1,625,000 ($0.40625 per share) on the first and second issuance of our Series B-1 Shares for the third quarter 2005. The third quarter dividend was paid October 31, 2005 to beneficiaries of record at the close of business September 30, 2005.

Sale of Common Shares to Vornado Realty Trust

Also on August 5, 2005, we agreed to sell to Vornado Realty Trust or its wholly-owned subsidiary, a number of shares of our Common Shares equal to the lesser of (i) 9.9% of the outstanding Common Shares (after giving effect to such issuance) (3,522,566 based on the Common Shares outstanding at August 5, 2005) or (ii) 4,000,000, in each case for a purchase price of $4.00 per share. The sale was consummated on November 7, 2005 with Vornado acquiring 3,522,566 Common Shares. The shares were sold pursuant to the terms of a Securities Purchase Agreement and registered pursuant to our effective shelf registration statement on Form S-3.

Results of Operations - Nine Months Ended September 30, 2005 Versus September 30, 2004

Net Income

As more fully described below, income from continuing operations, excluding the legal settlement in 2005, increased by $3,766,000 to $5,273,000 for the nine months ended September 30, 2005 from $1,507,000 for the nine months ended September 30, 2004.

Net income applicable to Common Shares of Beneficial Interest ("Common Shares") for the nine months ended September 30, 2005 was $11,641,000 as compared to net income of $20,410,000 for the nine months ended September 30, 2004. The primary reason for the 43% decrease in net income was due to a decrease in income from discontinued operations of $19,905,000 of which $19,268,000 resulted from a gain on the sale of Park Plaza Mall. Partially offsetting the decrease in net income is other income of $11,000,000 representing the accrual of a legal settlement with the State of California for the Peachtree Mall flood.

Rents

Rental income increased by $16,976,000 to $18,076,000 for the nine months ended September 30, 2005 from $1,100,000 for the nine months ended September 30, 2004. The increase was primarily due to the acquisition of the triple net leased properties in our operating properties business segment which contributed $16,966,000 of revenue. The increase in rental income is also supplemented by an increase in revenues at Circle Tower of $12,000.

Interest and Dividends

Interest and dividends income increased by $2,836,000 to $4,772,000 for the nine months ended September 30, 2005 from $1,936,000 for the nine months ended September 30, 2004. The increase is primarily attributed to greater amounts invested in real estate securities, higher interest rates on invested cash balances and an increase in loans receivable resulting in an increase in interest income of $2,132,000 and an increase in dividends received on real estate securities of $704,000 for the nine months ended September 30, 2005.

Insurance Recoveries

For the nine months ended September 30, 2005, we did not receive any insurance recoveries. Insurance recoveries totaling $1,244,000 for the nine months ended September 30, 2004 represented reimbursement for legal fees expended in connection with the preferred shareholder litigation which was settled in 2004.

Property Operating

Property operating expenses decreased by $26,000 to $547,000 for the nine months ended September 30, 2005 from $573,000 for the nine months ended September 30, 2004. The 4.5 % decrease is directly related to our Circle Tower property resulting from tenant bad debt recoveries of $26,000 and a decrease in miscellaneous property operating expense of $33,000, partially offset by increases in repairs and maintenance expense and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $4,791,000 to $4,987,000 for the nine months ended September 30, 2005 compared to $196,000 for the nine months ended September 30, 2004. The increase was due to depreciation and amortization of $2,578,000 on the newly acquired triple net leased properties, $2,085,000 related to the consolidation of 5400 Westheimer Holding, LP and $128,000 at our Circle Tower property due to an increase in building and tenant improvement additions of $659,000.

Interest Expense

Interest expense increased by $10,518,000 to $10,530,000 for the nine months ended September 30, 2005 compared to $12,000 for the nine months ended September 30, 2004. The increase was due to $9,111,000 of interest expense related to debt at our triple net leased properties, $155,000 related to new debt placed on our Circle Tower property and $1,261,000 related to the repurchase agreement entered into in connection with the acquisition of our Fannie Mae certificates, slightly offset by a decrease in our margin interest expense of $9,000.

State and Local Taxes

State and local taxes was $615,000 for the nine months ended September 30, 2005 which is directly attributed to taxes due in states where we previously did not conduct business.

General and Administrative Expenses

General and administrative expenses increased by $763,000 to $3,750,000 for the nine months ended September 30, 2005 from $2,987,000 for the nine months ended September 30, 2004. The primary cause of this increase was higher management fees due to the increase in assets reflected on our balance sheet. Additionally, audit fees increased as a result of current year transactions, in particular our preferred equity investment in Marc and the required Securities and Exchange Commission filings associated with such transactions, as well as, costs associated with Sarbanes-Oxley compliance. These increases were partially offset by the reimbursement of our out of pocket costs and expenses incurred in connection with the proxy contest with Sizeler, and to a lesser extent, a reduction in insurance expense.

Legal Settlement

In September 2005, the State of California appropriated the funding of the $11,000,000 award to us representing full settlement of all claims we had against the State with respect to the loss incurred from the flood at the Peachtree Mall property in 1986. The settlement has been recognized as income in the quarter ended September 30, 2005 and the funds were received in October.

Equity in Earnings of Preferred Equity Investment

Equity in earnings of preferred equity investment in Marc was $2,598,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we did not have an investment in preferred equity.

Gain on Sale of Securities Available for Sale

The gain on sale of securities available for sale decreased by $797,000 to $243,000 for the nine months ended September 30, 2005 from $1,040,000 for the nine months ended September 30, 2004. The 2005 gain on sale of securities available for sale consists primarily of the gain on sale of shares in Presidential Realty and JER Investors Trust, Inc. For the nine months ended September 30, 2004, the gain consists primarily of the gain on sale of shares in Atlantic Realty Trust.

Minority Interest

Minority interest loss increased by $75,000 for the nine months ended September 30, 2005. There was none for the nine months ended September 30, 2004. The loss reflected the minority partners' share of the loss from 5400 Westheimer. During the third quarter of 2005, we complied with FASB's Emerging Issues Task Force EITF 04-05, which required us as general partner of 5400 Westheimer to consolidate the balance sheet and operations of the property.

Discontinued Operations

Income from discontinued operations decreased by $19,905,000 to $546,000 for the nine months ended September 30, 2005 compared to $20,451,000 for the nine months ended September 30, 2004. The decrease is attributed to the sale of the Park Plaza Mall and VenTek, which comprises the majority of the 2004 discontinued operations. The 2005 discontinued operations represent the Sherman, Texas property as a result of the exercise of its purchase option by the tenant of the Sherman, Texas property and adjustments related to the Park Plaza Mall and VenTek dispositions.

Results of Operations - Three Months ended September 30, 2005 Versus September 30, 2004

Net Income

As more fully described below, income from continuing operations, excluding the legal settlement in 2005, increased by $23,000 to $2,232,000 for the three months ended September 30, 2005 from $2,209,000 for the three months ended September 30, 2004.

Net income applicable to Common Shares for the three months ended September 30, 2005 was $11,115,000 as compared to net income of $1,202,000 for the three months ended September 30, 2004. The primary reason for the increase in net income was due to an increase in rental revenues of $5,966,000 and other income of $11,000,000, offset by increases in interest expense of $4,490,000 and depreciation and amortization expense of $1,696,000.

Rents

Rental income increased by $5,966,000 to $6,323,000 for the three months ended September 30, 2005 from $357,000 for the three months ended September 30, 2004. The increase was primarily due to the acquisition of the triple net leased properties in our operating properties business segment which contributed $5,927,000 of revenue or 93.7% of total revenue.

Interest and Dividends

Interest income increased by $1,454,000 to $2,447,000 for the three months ended September 30, 2005 from $993,000 for the three months ended September 30, 2004. The increase is primarily attributable to greater amounts invested in real estate securities, higher interest rates on invested cash balances and an increase in loans receivable resulting in an increase in interest income of $1,181,000 and an increase in dividends received on real estate securities of $273,000 for the three months ended September 30, 2005.

Property Operating

Property operating expenses decreased by $43,000 to $181,000 for the three months ended September 30, 2005 from $224,000 for the three months ended September 30, 2004. The decrease is primarily due to a decrease in miscellaneous property operating expense of $25,000 and a decrease of $9,000 in administrative expense at our Circle Tower property.

Real Estate Taxes

Real estate taxes remained constant at $21,000 for the three months ended September 30, 2005 and September 30, 2004.

Depreciation and Amortization

Depreciation and amortization expense increased by $1,696,000 to $1,771,000 for the three months ended June 30, 2005 compared to $75,000 for the three months ended September 30, 2004. The increase was primarily due to depreciation and amortization of $970,000 on the newly acquired triple net leased properties and $695,000 related to the consolidation of 5400 Westheimer Holding, LP.

Interest Expense

Interest expense increased by $4,490,000 to $4,491,000 for the three months ended September 30, 2005 compared to $1,000 for the three months ended September 30, 2004. The increase was due to the debt related to the triple net lease portfolio and the new debt placed on the Circle Tower property.

State and Local Taxes

State and local taxes was $615,000 for the three months ended September 30, 2005 which is directly attributed to taxes due in states where we previously did not conduct business.

General and Administrative Expenses

General and administrative expenses increased by $212,000 to $1,040,000 for the three months ended September 30, 2005 from $828,000 for the three months ended September 30, 2004. The primary cause of this increase was additional audit fees related to current year transactions, in particular Sarbanes-Oxley compliance, and an increase in management fees, partially offset by the reimbursement of our expenses incurred in connection with the proxy contest with Sizeler.

Legal Settlement

In September 2005, the State of California appropriated the funding of the $11,000,000 award to us representing full settlement of all claims we had against the State with respect to the loss incurred from the flood at the Peachtree Mall property in 1986. The settlement has been recognized as income in the quarter ended September 30, 2005 and the funds were received in October.

Equity in Earnings of Preferred Equity Investment

Equity in earnings of preferred equity investment in Marc was $1,468,000 for the three months ended September 30, 2005. During the three months ended September 30, 2004, we did not have an investment in preferred equity investment.

Gain on Sale of Securities Available for Sale

The gain on sale of securities available for sale decreased by $663,000 to $101 for the three months ended September 30, 2005 from $764,000 for the three months ended September 30, 2004. For the three months ended September 30, 2004, the gain is directly attributable to the sale of Atlantic Realty Trust shares where we recognized a gain of $818,000. The gain on sale for the three months ended September 30, 2005 relates to the sale of JER Investors Trust, Inc. stock.

Minority Interest

Minority interest loss increased by $12,000 for the three months ended September 30, 2005. There was none for the three months ended September 30, 2004. The loss reflected to the minority partners' share of the loss from 5400 Westheimer. During the third quarter of 2005, the Trust complied with FASB's Emerging Issues Task Force EITF 04-05, which required the Trust, acting as general partner of 5400 Westheimer to consolidate the balance sheet and operations of the property.

Discontinued Operations

Income from discontinued operations increased by $515,000 to $24,000 for the three months ended September 30, 2005 compared to ($491,000) for the three months ended September 30, 2004. The 2005 discontinued operations represent the Sherman, Texas property as a result of the exercise of its purchase option by the tenant of the Sherman, Texas property and adjustments related to the Park Plaza Mall and VenTek dispositions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on our cash flow and earnings.

At September 2005, we had one loan payable that had a variable interest rate and short term financing pursuant to a repurchase agreement that had a variable interest rate. The loan payable had an outstanding balance of $51,417,000 at September 30, 2005, was obtained in November 2004 and has a three-year term. Interest on the outstanding balance accrues at the LIBOR rate plus 450 basis points. As of September 30, 2005, we have an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal from a floating LIBOR plus 4.5% (8.25% at September 30, 2005) to a fixed rate of 8.55%.

The repurchase agreement had an outstanding balance of $104,196,000 at September 30, 2005, was obtained in June 2005 and has a one-month term. Interest on the outstanding balance accrues at the LIBOR rate minus 3 basis points. As of September 30, 2005, we have an interest rate swap with a notional amount of $104,196,000 that effectively converted the interest rate from a floating rate of LIBOR minus 3.0% to a fixed rate of 4.045%.

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

The fair market value of our debt, based on discounted cash flows at current market conditions and interest rates, approximates the aggregate carrying value of the debt at September 30, 2005.

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

                                              First Union Real Estate Equity and
                                              Mortgage Investments


Date: November 14 2005                        By: /s/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer


Date: November 14, 2005                       By: /s/ Thomas C. Staples
                                                  ------------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

                                                                           Page
Exhibit        Description                                                Number
-------        -----------                                                ------

3.1            Bylaws of the Trust as restated on November 8, 2005         (o)

3.2            Certificate of Amendment to Amended and Restated            (a)
               Declaration of Trust as of March 6, 2001

3.3            Amendments to Amended and Restated Declaration of Trust     (e)
               dated April 15, 2004

4.1            Form of certificate for Shares of Beneficial Interest       (b)

4.2            Certificate of Designations relating to Trust's Series      (c)
               A Cumulative Redeemable Preferred Shares of
               Beneficial Interest

4.3            Warrant to purchase 500,000 shares of Beneficial            (a)
               Interest of Trust

4.4            Agreement of Limited Partnership of First Union REIT        (h)
               L.P., dated as of January 1, 2005

4.5            Amended and Restated Certificate of Designations for        (n)
               Series B-1 Cumulative Convertible Redeemable
               Preferred Shares of Beneficial Interest

10.1           1999 Trustee Share Option Plan                              (d)

10.2           1999 Long Term Incentive Performance Plan                   (d)

10.3           Indemnification Agreement with Neil Koenig, dated as of     (k)
               April 29, 2002

10.4           Stock Purchase Agreement between the Trust and FUR          (f)
               Investors, LLC, dated as of November 26, 2003
               ("Stock Purchase Agreement"), including Annex A thereto, being the list of Conditions to the Offer.

10.5           Guaranty of Michael L. Ashner, Guarantor, dated             (f)
               November 26, 2003, in favor of the Trust, in the form provided as Annex F to the Stock Purchase
               Agreement.

10.6           Amended and Restated Advisory Agreement dated November      (o)
               7, 2005, between the Trust, First Union REIT, L.P., and FUR Advisors LLC.

10.7           Exclusivity Services Agreement between the Trust and        (f)
               Michael L. Ashner.

10.8           Amendment No. 1 to Exclusivity Agreement, dated             (o)
               November 7, 2005

10.9           Covenant Agreement between the Trust and FUR Investors,     (f)
               LLC.

10.10          Loan Agreement, dated November 18, 2004, among FT-Fin       (g)
               Acquisition LLC, Keybank National Association,
               Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger

10.11          Form of Mortgage, dated November 18, 2004, in favor of      (g)
               Keybank National Association

10.12          Ownership Interest Pledge Agreement, dated November 18,     (g)
               2004, from FT-Fin Acquisition LLC to Keybank
               National Association

10.13          Guaranty, dated as of November 18, 2004, by First Union     (g)
               Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.

10.14          Indemnity Regarding Hazardous Materials, dated as of        (g)
               November 18, 2004, by First Union Real Estate
               Equity and Mortgage Investments in favor of Keybank
               National Association, as the agent.

10.15          Amended and Restated Omnibus Agreement, dated March16,      (i)
               2005, among Gerald Nudo, Laurence Weiner and First
               Union REIT L.P.

10.16          Securities Purchase Agreement, dated February 16, 2005,     (j)
               between First Union Real Estate Equity and Mortgage
               Investments and Kimco Realty Corporation

10.17          Securities Purchase Agreement, dated February 25, 2005,     (k)
               between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp.
               and the Investors named therein

10.18          Securities Purchase Agreement, dated June 15, 2005,         (n)
               between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp.
               and the Investors named therein.

10.19          Amended and Restated Registration Rights Agreement,         (n)
               dated June 20, 2005, between First Union Real
               Estate Equity and Mortgage Investments and the
               Investors named therein.

10.20          Amended and Restated Investor Rights Agreement, dated       (n)
               June 20, 2005, between First Union Real Estate
               Equity and Mortgage Investments and the Investors named therein.

10.21          Purchase and Sale Agreement, dated March 10, 2005,          (l)
               between Amherst Investors Business Trust and Micron
               Realty LLC

10.22          Assignment of Purchase and Sale Agreement, dated March      (l)
               21, 2005, between Micron Realty LLC and First Union
               Real Estate Equity and Mortgage Investments

10.23          Loan Agreement, dated May 25, 2005, between FT-Amherst      (m)
               Property LLC, as borrower, and Greenwich Capital
               Financial Products, Inc., as lender

10.24          Promissory Note, dated May 25, 2005, in the original        (m)
               principal amount of $18,000,000 from FT-Amherst
               Property LLC to Greenwich Capital Financial Products,
               Inc.

10.25          Securities Purchase Agreement, dated November 7, 2005,      (o)
               between the Trust and Vornado Investments L.L.C.
               ("Vornado").

10.26          Registration Rights Agreement, dated November 7, 2005,      (o)
               between the Trust and Vornado

10.27          Securities Purchase Agreement, dated November 7, 2005,      (o)
               between Newkirk Realty Trust, Inc. and the Trust

10.28          Acquisition Agreement, dated November 7, 2005, between      (o)
               Newkirk Realty Trust, Inc. and the Trust

10.29          Registration Rights Agreement, dated November 7, 2005,      (o)
               between Newkirk Realty Trust, Inc.

10.30          Lock-Up Agreement, dated November 7, 2005, executed by      (o)
               the Trust

10.31          Ownership Limit Waiver Agreement dated November 7,          (o)
               2005, between the Trust and Newkirk Realty Trust,
               Inc.

10.32          Joinder Agreement with respect to the Securities            (o)
               Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The
               Newkirk Master Limited Partnership

10.33          Undertaking, dated November 7, 2005, by FUR Holdings        (o)
               LLC and FUR Advisors LLC for the benefit of the Trust.

31             Certifications Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002                                   *

32             Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002                                   *

* filed herewith

      (a)   Incorporated by reference to the Trust's 2000 Form 10-K
      (b) Incorporated by reference to the Trust's Registration Statement on Form S-3 No. 33-2818
      (c)   Incorporated by reference to the Trust's Form 8-K dated October 24,
            1996
      (d)   Incorporated by reference to the Trust's 1999 Proxy Statement for
            Special Meeting held May 17, 1999 in lieu of Annual Meeting
      (e)   Incorporated by reference to the Trust's March 31, 2004 Form 10-Q
      (f) Incorporated by reference to the Trust's Form 8-K dated November 26, 2003
      (g) Incorporated by reference to the Trust's Form 8-K dated November 18, 2004
      (h)   Incorporated by reference to the Trust's Form 8-K dated January 1,
            2004
      (i)   Incorporated by reference to the Trust's Form 8-K dated March 18,
            2005
      (j) Incorporated by reference to the Trust's Form 8-K dated February 17, 2005
      (k)   Incorporated by reference to the Trust's Form 8-K dated March 2,
            2005
      (l)   Incorporated by reference to the Trust's Form 8-K dated March 23,
            2005
      (m)   Incorporated by reference to the Trust's Form 8-K dated May 27, 2005
      (n)   Incorporated by reference to the Trust's Form 8-K dated June 21,
            2005
      (o) Incorporated by reference to the Trust's Form 8-K dated November 10, 2005.