Form 10-K
period 2005-12-31
Winthrop Realty Trust
filed 2006-03-17
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

Commission File Number 1-6249

WINTHROP REALTY TRUST
(Exact name of Registrant as specified in its certificate of incorporation)

Ohio	34-6513657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7 Bulfinch Place, Suite 500, Boston, Massachusetts	02114
(Address of principal executive offices)	(Zip Code)

(617) 570-4614
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares of Beneficial Interest, $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large Accelerated Filer ☐   Accelerated filer   ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

As of March 1, 2006 there were 40,473,798 Common Shares of beneficial interest outstanding.

At June 30, 2005 the aggregate market value of the Common Shares of beneficial interest held by non-affiliates was $76,370,667.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CROSS REFERENCE SHEET PURSUANT TO ITEM G,
GENERAL INSTRUCTIONS TO FORM 10-K

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Any statements in this report, including any statements in the documents that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

•	the declaration or payment of distributions by us;

•	the ownership, management and operation of properties;

•	potential acquisitions or dispositions of our properties, assets or other businesses;

•	our policies regarding investments, acquisitions, dispositions, financings and other matters;

•	our qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended;

•	the real estate industry and real estate markets in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions;

•	supply of real estate investment opportunities and demand;

•	trends affecting us or our assets;

•	the effect of acquisitions or dispositions on capitalization and financial flexibility;

•	the anticipated performance of our assets and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing; and

•	our ability, and that of our assets and acquired properties and businesses, to grow.

Holders of Common Shares of Beneficial Interest are cautioned that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this report and any amendment hereof, including, without limitation, the information set forth in “Item 1A. Risk Factors” below or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

PART I

ITEM 1. BUSINESS.

Overview

Winthrop Realty Trust (formerly First Union Real Estate Equity and Mortgage Investments) (the “Trust”) is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 15, 2005 (the “Declaration of Trust”), which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments. At December 31, 2005, the Trust qualified as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Trust conducts its business through WRT Realty L.P. (formerly First Union REIT L.P.), a Delaware limited partnership (the “Operating Partnership”).  The Trust is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interests in the Operating Partnership. All references to “We,” “Us,” and “Company” refer to the Trust, the Operating Partnership and their subsidiaries.

Our History

Effective December 31, 2003, FUR Investors LLC (“FUR Investors”), an entity controlled by and partially owned by our current executive officers, acquired 5,000,000 of our common shares of beneficial interest (“common shares”) pursuant to a tender offer at a price of $2.30 per share. In addition, FUR Investors purchased pursuant to the terms of a Stock Purchase Agreement an additional 5,000,000 newly issued common shares for a price of $2.60 per share. As a result of these purchases, FUR Investors acquired a total of 10,000,000 of the outstanding common shares which represented 32.2% of the then total outstanding common shares.

In connection with the acquisition by FUR Investors of its interest in the Trust: (i) Michael L. Ashner was appointed our Chief Executive Officer; (ii) FUR Advisors, LLC (“FUR Advisors”) was retained as our external advisor; (iii) Mr. Ashner entered into an exclusivity agreement with us; (iv) FUR Investors entered into a covenants agreement pursuant to which it agreed not to take certain actions which, among other things, would adversely impact the Trust’s status as a REIT or its listing on the New York Stock Exchange; (v) our Board of Trustees was substantially reconstituted; and (vi) the terms of the members of our Board of Trustees were destaggered.

Pursuant to an advisory agreement with FUR Advisors, which was subsequently amended and restated on November 7, 2005 (the “Advisory Agreement”), FUR Advisors is required to administer our affairs including seeking, servicing and managing our investments. For providing these and the other services contemplated by the Advisory Agreement, FUR Advisors receives a base management fee and incentive compensation calculated as described in “Employees” below. The executive officers of FUR Advisors are also our executive officers. Further, any transaction proposed by FUR Advisors is subject to the approval of our Board of Trustees or, to the extent permitted by our governance guidelines, our Chief Executive Officer.

Our taxable REIT subsidiary was merged into WRT TRS Management Corp. (formerly known as First Union Management, Inc.) (“FUMI”) effective July 1, 2005. In connection with this merger, we became the sole shareholder of FUMI and FUMI became our taxable REIT subsidiary. FUMI had been established in 1971 to encourage efficient operation and management of the Trust’s property through the use of a stapled REIT. In effect, all of the income and activities of FUMI with respect to any real property interests were combined with those of the Trust’s. The advantages of continuing to operate as a stapled REIT no longer existed, and the merger may enable us to utilize certain passive operating losses held by FUMI which otherwise could not have been utilized in the stapled REIT structure.

On January 1, 2005 we contributed all of our assets to the Operating Partnership, which serves as our operating partnership in connection with our umbrella partnership real estate investment trust or "UPREIT" structure. The UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in the Operating Partnership. Although we have not yet issued any limited partnership interests in connection with the acquisition of an asset, we believe that this structure facilitates our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

Our Objectives and Strategies

Our business objective is to maximize shareholder value. We seek to achieve this objective through implementation of our investment philosophy and operating strategies including:

o	acquiring investments, including securities of other REITs, we believe to be significantly undervalued or which present an opportunity to outperform the marketplace;

o	acquiring assets we believe to be underperforming and in which we believe, through an infusion of capital and improved management, an appropriate return on investment can be realized;

o	providing specialty financing secured by real estate assets; and

o	retaining FUR Advisors which has an excellent record of performance and has an experienced management team.

Our Assets

We operate in three business segments: (i) ownership of real estate operating properties (the “Operating Properties”), (ii) ownership of loans receivable (“Loans”) and (iii) ownership and trading of real estate securities (“Real Estate Securities”). At March 1, 2006, we owned directly or indirectly:

Operating Properties

o	16 net leased properties acquired in the Finova transaction;

o	two adjacent office buildings located in Amherst, New York net leased to Ingram Micro, Inc.;

o	a multi-tenanted office building located in Indianapolis, Indiana commonly referred to as Circle Tower;

o	a 1% general partnership and 7% limited partnership interest in an office building located in Houston, Texas net leased to Duke Energy. This property is commonly referred to as 5400 Westheimer;

o	an 80% interest in 128,000 square feet of retail and office space constituting the first 6 floors of a mixed-use building and 208 parking spaces located in Chicago, Illinois;

o	two office properties net leased to Verizon of New England, Inc;

o	two multi-tenanted office buildings located in Lisle, Illinois, a Chicago suburb, containing 236,200 square feet;

o	a 60% interest in a 54,000 square foot vacant office property located in Lisle, Illinois, a Chicago suburb;

See “Item 2. Properties” below for additional information with respect to these properties.

Loans

o	a first mortgage loan secured by a Wingate Hotel and the land on which it is situated located in Clearwater, Florida;

o	26 separate convertible mezzanine loans and equity investments accounted for as a preferred equity investment in 26 separate entities holding multi-tenanted office buildings located in the Chicago metropolitan and suburban area and two second mortgage loans on two multi-tenanted office buildings located in Westchester, Illinois. See “2005 Transactions-Loans- Marc Loans” below;

o	a one-third interest in a 99% participation interest in a loan secured by a fourth mezzanine loan on a property located in New York City and commonly referred to as the Toy Building. See “2005 Transactions–Loans-Toy Building Loan” below;

o	mortgage-backed securities pledged under a repurchase agreement which represent interests in residential first mortgage loans. See “2005 Transactions – Loans-First Mortgage Residential Whole-Pool Certificates” below; and

o	loans secured by limited partnership interests representing an aggregate 19% interest in 5400 Westheimer.

The following table summarizes our loan investments at December 31, 2005:

Property/Collateral	Property Location	Outstanding Principal Balance	Interest Rate	Maturity

Ridgebrook Office Plaza (1) (2)	Northbrook, IL	$3,500,000	Prime Rate	April 2006

Convertible Mezzanine Loans (3)	Various	76,736,000	7.65%	April 2012

Mortgage-backed Securities	Various	126,163,000	4.32% (7)	Various

Toy Building Loan (4)	New York, NY	59,400,000	LIBOR+ 5.6%	April 9, 2008

Wingate Inn (1)	Clearwater, FL	2,739,000	10.0%	February 2007

Various (3) (5)	Chicago, IL	988,000	8.5%	Various; 7 years from date of funding

Investor Loans (6)	Houston, TX	963,000	12%	January 2007

(1)	Secured by a first mortgage.
(2)	This loan was satisfied on February 21, 2006.
(3)	Secured by a subordinate mortgage or the ownership interests in the property owner at various properties located in the Chicago, Illinois metropolitan and suburban areas, commonly referred to as the Marc portfolio.
(4)	Secured by the ownership interests in the Toy Building.
(5)	Loans for tenant improvements and capital expenditure loans at various properties in the Marc portfolio.
(6)	Secured by 19% of the limited partnership interests in 5400 Westheimer.
(7)	Based on weighted average interest rate at December 31, 2005.

Real Estate Securities

o	1,755,600 shares of common stock of Sizeler Property Investors, Inc. (NYSE:SIZ) which represents 8.3% of the outstanding shares;

o	692,070 shares of common stock of America First Apartment Investors, Inc. (NASDAQ:APRO) which represents 6.58% of the outstanding shares;

o	4,375,000 shares of common stock of Newkirk Realty Trust, Inc. (NYSE:NKT) ("Newkirk") representing 22.6% of the outstanding common stock in Newkirk, a portion of which are subject to forfeiture. See “2005 Transactions-Real Estate Securities - Newkirk Transaction” below; and

o	securities of other real estate investment trusts.

2005 Transactions and Recent Events

Operating Properties

1. Amherst, New York Property

On May 25, 2005 we acquired two adjacent office building properties in Amherst, New York that are net leased to and serve as the east coast headquarters of Ingram Micro, Inc. The properties contain an aggregate of 200,000 square feet of office space and were acquired for an aggregate purchase price of $22,055,000. See “Financing Activities – Loans – Amherst Loan” below for information relating to the loan obtained in connection with this acquisition.

2. Ontario Property

On October 28, 2005 we entered into a joint venture agreement with Marc Ontario LLC pursuant to which we formed FT-Ontario Holdings LLC ("FT-Ontario"), a Delaware limited liability company. Pursuant to the terms of the joint venture agreement, we and Marc Ontario LLC contributed approximately $5,526,000 and $1,282,000, respectively, to the capital of FT-Ontario. We are the managing member of FT-Ontario and hold an 80% interest in FT-Ontario. At such time as each of the members of FT-Ontario receives aggregate distributions equal to their invested capital plus a 9% cumulative return thereon, our interest in FT-Ontario decreases to 75%.

FT-Ontario was formed for the purpose of acquiring 128,000 square feet of retail and office space consisting of the first six floors in a mixed-use building together with 208 parking spaces located at One East Erie, Chicago, Illinois (the "Ontario Property"). The Ontario Property was acquired for an aggregate purchase price of approximately $26,536,000, including approximately $252,000 in closing costs. The purchase price was funded through the capital contribution made to FT-Ontario, with the balance being provided by a loan from us secured by the Ontario Property. See “Financing Activities – Loans – Ontario Loan”.

3. 5400 Westheimer

In November 2004 5400 Westheimer Holding L.P. ("5400 Westheimer") was created to acquire and hold a 100% ownership interest in real property located at 5400 Westheimer Court, Houston, Texas. The purchase price of the property and costs incurred in connection with the acquisition aggregated approximately $7,613,000 in cash and the assumption of debt of approximately $76,762,000. The cash portion was funded as follows: (i) $80,000 from us for a 1% general partner interest; (ii) $241,000 from a third party limited partner for a 99% limited partnership interest; and (iii) $7,533,000 by a loan from us.

On January 3, 2005 the $7,533,000 loan previously made by us to 5400 Westheimer was satisfied by the payment of $7,040,000, with the balance being satisfied through the issuance of a 7% limited partnership interest in 5400 Westheimer to us.

In addition, on January 3, 2005 we made non-recourse loans to limited partners of 5400 Westheimer aggregating $1,338,000 (the "LP Loans") which are secured by the applicable limited partner's interest in 5400 Westheimer. The loans bear interest at 12% per annum and require quarterly payments of interest only. On October 6, 2005, two of the limited partners in 5400 Westheimer paid in full their LP Loans aggregating $321,000 and we received the required principal payment of $508,250 on January 5, 2006. The remaining principal payment in the amount of $508,250 is due on January 5, 2007. If all of the remaining borrowers of the LP Loans were to default on their LP Loans, we would acquire an additional 19% limited partner interest in 5400 Westheimer.

In addition to our ownership interest, we will receive an incentive payment equal to 20% of any distributions paid to the limited partners of 5400 Westheimer after each limited partner has received distributions equal to their investment plus a 6% return, compounded annually.

4. Verizon Properties

On December 29, 2005 we acquired (i) an approximately 92,500 square foot office building in Andover, Massachusetts for a purchase price of $12,827,000 and a leasehold interest in the land on which it is situated, and (ii) an approximately 56,000 square foot office building located in Burlington, Vermont for a purchase price of $5,250,000 and a leasehold interest in the land on which it is situated. The land with respect to both properties is owned by Verizon of New England, Inc. (“Verizon”) and leased to us pursuant to the terms of two separate ground leases that we assumed in connection with the transaction. Verizon, in turn, leases from us our interest in the land and the improvements pursuant to two separate lease agreements on a net basis. That is, Verizon is responsible for all costs associated with the properties (taxes, insurance, maintenance, etc.) while the applicable lease agreement is in effect. See “Financing Activities – Loans – Verizon Loan” below for information relating to the loan encumbering these properties.

5. Prentiss Acquisition

On February 16, 2006 the Trust acquired from an unaffiliated third party three office buildings located at 550-650, 701 and 1050 Warrenville Road, Lisle, Illinois, a Chicago suburb. The gross purchase price for the 550-650 and 701 properties (the "Wholly-Owned Properties") was $31,750,000 and the purchase price for the 1050 property, which was acquired in a joint venture with us holding 60% and the balance held by Marc, was $3,500,000. The three properties contain an aggregate of approximately 290,000 square feet of office space. The Wholly-Owned Properties, which contain 236,200 square feet, are 97% occupied and the 1050 property is vacant. We incurred approximately $120,000 in closing costs with respect to the Wholly-Owned Properties and our allocable share of approximately $31,600 with respect to the joint venture property.

See “Item 2. Properties” for additional information relating to the foregoing operating properties.

Loans

1. Marc Loans

On April 19, 2005 we made 22 separate convertible mezzanine loans and equity investments in 22 separate entities in the aggregate amount of approximately $69,326,000 (exclusive of a $980,000 subsequent advance). Each of the borrowers is owned primarily by a group of individuals (collectively "Marc") who are not affiliated with us. Each loan is secured by the applicable borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex in the Chicago metropolitan or suburban area. Each borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the borrower holds a 75% interest in the Property Owner. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only. The amounts advanced under each loan together with the equity investment in the applicable borrower, as described below, was equal to 49% of the difference between the agreed value of the property owned by the applicable Property Owner and the existing debt encumbering such property at the time of each respective loan.

On May 6, 2005 we made two additional convertible mezzanine loans and equity investments in the amount of approximately $5,810,000 with respect to two additional properties on the same terms as the loans made on April 19, except that the amount advanced under these loans together with the equity investment, as described below, was equal to 60% of the difference between the agreed value of the property and the existing debt encumbering the property at the time of the loans.

In connection with the making of these loans, we acquired an equity interest in each of the 24 borrowers. The equity interest entitles us to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts in excess of that required to fully satisfy all of the debt encumbering that property, including its respective loan and a return to the borrower of its deemed equity (the agreed value of the applicable property less all debt encumbering that property including the loan made by us) plus a 7.65% return thereon.

On June 15, 2005 we made a $1,600,000 second mortgage loan to a borrower beneficially owned by Marc. The terms of the loan are the same as the terms of loans made on April 19, 2005. In addition, this loan entitles us to participate in the cash flow and capital proceeds of the property on terms equivalent to the equity interest that we hold in the borrower.

Further, we have committed to advance approximately $7,350,000 to cover the costs of tenant improvements and capital expenditures at each of the foregoing 25 properties. At February 1, 2006 we had advanced an additional $2,086,000 pursuant to this commitment.

We also have the right to co-invest in all other office properties acquired by Marc or their affiliates in the Chicago metropolitan and suburban areas. The investment in FT-Ontario was made in connection with this co-investment right. See “Operating Properties – 2. Ontario Property.”

The following table sets forth certain information relating to the office buildings held by each Property Owner at December 31, 2005:

Address	Property Location	Square Footage	Principal Balance Mezzanine Loan	Principal Balance TI/Capex

1111 Plaza Drive	Schaumburg, IL	126,646	$2,362,262	$56,506
1000 Plaza Drive	Schaumburg, IL	126,437	3,151,370	–
999 Plaza Drive	Schaumburg, IL	136,672	2,082,317	–
8 South Michigan Avenue	Chicago, IL	173,723	5,207,142	247,224
11 East Adams Street	Chicago, IL	159,309	3,809,855	140,464
20 East Jackson Street	Chicago, IL	55,628	989,407	62,277
28 East Jackson Street	Chicago, IL	87,487	1,673,740	97,409
29 East Madison Street	Chicago, IL	234,661	6,514,611	–
30 North Michigan Avenue	Chicago, IL	220,557	5,527,314	118,408
120 West Madison Street	Chicago, IL	111,323	1,967,910	–
123 West Madison Street	Chicago, IL	81,159	1,819,838	–
216 West Jackson Street	Chicago, IL	176,720	5,913,075	–
427 South LaSalle Street	Chicago, IL	162,063	5,420,233	–
600 West Jackson Street	Chicago, IL	101,367	1,735,626	–
999 East Touhy Avenue	Des Plaines, IL	145,711	735,599	–
223 West Jackston Street	Chicago, IL	166,985	5,506,716	–
1803-1995 Hicks Road	Rolling Meadows, IL	74,800	1,254,181	60,425
4415 West Harrison Street	Hillside, IL	192,017	4,904,869	–
6546 Mercantile Way	Lansing, MI	402,740	2,586,901	98,000
2000-2060 East Algonquin Road	Schaumburg, IL	100,839	434,369	60,979
1701 East Woodfield Road	Schaumburg, IL	173,483	3,838,654	–
2720 River Road	Des Plaines, IL	108,111	3,313,962	–
3701 Algonquin Road	Rolling Meadows, IL	194,376	1,857,520	–
1051 Perimeter Drive	Schaumburg, IL	194,356	2,528,703	–
2205-2255 Enterprise Drive	Westchester, IL	129,601	1,600,127	46,680

			$76,736,301	$988,372

2. Northbrook Loan

On September 22, 2005 we made a $3,500,000 first mortgage loan (the "Prime Loan") to 900 Ridgebrook LLC, a single purpose entity that is primarily owned and controlled by Marc. The Prime Loan bears interest at the prime rate, requires monthly interest payments, matures on September 22, 2006 and is secured by an office property located in Northbrook, Illinois known as Ridgebrook Office Plaza ("Ridgebrook"). In February 2006 the Prime Loan was satisfied and we made a second mortgage loan made in the principal amount of approximately $1,484,000 on the same terms and conditions of loans and equity investments described in “Marc Loans” above.

3. Toy Building Loan

On December 8, 2005 we formed, together with two holders of our Series B-1 Preferred Shares, a joint venture in which we each hold a one-third interest. The joint venture was formed in accordance with the terms of an Investor Rights Agreement (“Rights Agreement”) which was entered into in connection with our sale of Series B-1 Preferred Shares in 2005. Under the Rights Agreement, we are entitled to an additional 20% interest in the joint venture at such time as our and the joint venture partners’ investment is repaid plus a cumulative return of 7% per annum thereon.

The joint venture was formed for the purpose of acquiring a 99% interest in a $60,000,000 fourth mezzanine loan secured by the ownership interests in the owner of the Toy Center building located in New York City. The purchase price of $59,400,000 was funded from $9,800,000 of capital contributions from us and each of the joint venture partners and a $30,000,000 loan from Arbor Realty Funding LLC (“Arbor”). See “Financing Activities-Loans-Toy Building Loan” below for information relating to this loan.

The agreement pursuant to which we acquired the interest in the Toy Building Loan entitles us to receive a monthly payment of interest at LIBOR plus 5.6% (9.72% at December 31, 2005). Further, we have substantial control rights with respect to decisions to be made by the holder of the mezzanine loan under the terms of the agreements governing the mezzanine loan and an option to acquire the remaining 1% interest upon the occurrence of certain events. Alternatively, Arbor has the right to acquire from the joint venture its interest upon the occurrence of certain events together with a 1% premium if such acquisition occurs prior to December 7, 2006 and a .5% premium if the acquisition occurs between December 7, 2006 and June 7, 2007 and certain other conditions are satisfied.

4. First Mortgage Residential Whole-Pool Loan Certificates

On June 30, 2005 we purchased whole pool three year adjustable-rate Fannie Mae guaranteed mortgage-backed securities with a par value of $121,200,000 and a weighted average reset date of December 2007 for an aggregate purchase price of $121,900,000. The purchase price was funded using reserves of $3,700,000 and financing obtained through a repurchase agreement, which re-prices monthly based upon the one-month LIBOR index. We entered into an interest rate swap agreement in order to effectively fix the interest rate under the agreement at 4.04%. At December 31, 2005 as a result of loan repayments and prepayments, this portfolio of whole pools had a carrying value of $101,477,000 and a weighted average interest rate of 4.22%. The temporary decline in market value resulted in a charge to other comprehensive income of $1,393,000.

On December 30, 2005 we purchased an additional whole pool of adjustable-rate Fannie Mae guaranteed mortgages with a par value of $26,400,000. These bonds reset monthly based on the LIBOR Annual Monthly Average Index plus 1.62% (4.69% at December 31, 2005). The purchase price was $26,720,000 and was funded using reserves of $906,000 and financing obtained through a repurchase agreement, which re-prices monthly based upon the one-month LIBOR index.

Real Estate Securities

1. Sizeler Property Investors, Inc.

Beginning in August 2004 we began acquiring shares of common stock in Sizeler Property Investors, Inc. ("Sizeler") (NYSE:SIZ), a real estate investment trust that primarily is in the business of owning and operating income producing retail shopping centers and apartment communities in the southeastern United States. On December 21, 2004 we sent a letter to Sizeler advising Sizeler of our intention to nominate a slate of directors for election at Sizeler's 2005 annual meeting of stockholders and thereafter filed preliminary proxy materials. In March 2005, Sizeler brought an action (i) alleging that we had violated Federal Securities laws by not disclosing all required information in our Schedule 13D filings and (ii) seeking declaratory relief that the actions taken by Sizeler's Board in connection with its approval of a below market stock sale on March 15, 2005 did not breach their fiduciary duty or breach their obligation not to act fraudulently, in bad faith, recklessly, negligently or with corporate waste.

On September 9, 2005 we entered into a settlement agreement (the "Settlement Agreement") with Sizeler pursuant to which Sizeler and we agreed to dismiss all litigation between us and general releases were exchanged. The Settlement Agreement also provided for: (i) the appointment of Michael L. Ashner, our Chairman and Chief Executive Officer, to the Board of Directors of Sizeler, and the re-nomination of Mr. Ashner or another designee of ours for election in 2006 and 2007 provided we refrain from taking certain actions; (ii) the appointment of Mr. Ashner to the Compensation Committee and the Strategic Direction and Acquisition Committee of the Board of Directors of Sizeler; and (iii) the withdrawal by us of our nominees for election to the Board of Directors of Sizeler at Sizeler's 2005 Annual Meeting of Stockholders and a related stockholder proposal seeking liquidation of Sizeler. Further, pursuant to the Settlement Agreement, Sizeler agreed to a number of corporate governance changes. As part of the Settlement Agreement, Sizeler reimbursed us $375,000 of our out of pocket costs and expenses incurred in connection with the proxy contest.

As of December 31, 2005 we held a total of 1,755,600 shares of common stock of Sizeler, which represents approximately 8.3% of all of the outstanding shares of common stock of Sizeler, for an aggregate purchase price of approximately $17,520,000.

2. Newkirk Transaction

On November 7, 2005 we consummated the transactions contemplated by (i) a Securities Purchase Agreement between the Trust and Newkirk Realty Trust, Inc. (“Newkirk”) and (ii) an Acquisition Agreement between the Trust and Newkirk. Newkirk was formed to acquire a 30.1% controlling interest in The Newkirk Master Limited Partnership, a Delaware limited partnership, which is a publicly reporting limited partnership that owns a diversified portfolio of net lease properties and other net lease-related assets. The executive officers of Newkirk are also our executive officers and NKT Advisors LLC (“NKT”), the external advisor of Newkirk, is an entity owned in part and controlled by Michael Ashner and other executive officers of the Trust and FUR Advisors.

Pursuant to the Securities Purchase Agreement, we acquired 3,125,000 shares of common stock in Newkirk for a per share purchase price of $16.00, for a total purchase price of $50,000,000.

Pursuant to the Acquisition Agreement, we assigned to Newkirk all rights we held under an Exclusivity Services Agreement with Michael Ashner, our Chief Executive Officer, relating to business opportunities generated by or offered to Mr. Ashner relating to net lease assets, as defined. In consideration for the assignment of these rights, Newkirk issued to us an additional 1,250,000 shares of Newkirk’s common stock (the “Exclusivity Shares”). The transactions pursuant to both agreements were entered into in connection with the closing of Newkirk’s initial public offering.

With respect to the Exclusivity Shares, 625,000 shares (reducing by 17,361 shares per month) are subject to forfeiture if: (i) the advisory agreement between Newkirk and NKT is terminated by Newkirk for cause; (ii) Michael Ashner dies or becomes disabled, unless the other members of NKT’s senior management then in place remain in their positions; or (iii) Michael Ashner resigns as an officer and director of both Newkirk and NKT. Conversely, all of the forfeiture restrictions shall terminate and the Exclusivity Shares subject to forfeiture shall fully vest if: (i) Newkirk terminates the advisory agreement with NKT other than for cause; (ii) NKT terminates the advisory agreement following a breach of a material term of the advisory agreement by Newkirk that is not timely cured; or (iii) the advisory agreement between Newkirk and NKT is not renewed for any reason. We have full voting and dividend rights with respect to the 625,000 restricted shares, which rights shall terminate only upon forfeiture with respect to those shares that had not then vested. At March 1, 2006, 559,028 shares were subject to forfeiture.

The assignment of the exclusivity rights provided for in the Acquisition Agreement immediately terminates and such rights revert back to us upon: (i) the resignation by Michael Ashner as an officer and director of both Newkirk and NKT; or (ii) the termination or non-renewal of the advisory agreement between Newkirk and NKT for any reason.

The 4,375,000 shares of the common stock of Newkirk acquired by us, which includes all of the Exclusivity Shares, represented 22.58% of the outstanding common shares of Newkirk, which in turn represents 6.8% of The Newkirk Master Limited Partnership. In connection with the acquisition of the Newkirk shares, we entered into an Ownership Limit Waiver Agreement with Newkirk, permitting us to own up to 17.5% of the Newkirk common stock determined on a fully-liquidated basis. In determining our ownership percentage in Newkirk for purposes of the Ownership Limited Waiver Agreement, the number of shares owned by us is divided by the sum of (i) the number of shares of Newkirk common stock outstanding plus (ii) the number of partnership units in The Newkirk Master Limited Partnership that may be redeemed for shares of Newkirk common stock, whether or not such units may then be redeemed. As of March 1, 2006, there are 64,375,000 total units outstanding. Accordingly, our ownership percentage for purposes of the Ownership Limit Waiver Agreement is 6.8%.

In connection with the issuance of the Newkirk shares, we agreed not sell, transfer, pledge, redeem or otherwise dispose of our shares of common stock in Newkirk for a period equal to the earlier of (i) November 2, 2008 or (ii) at such time as NKT is no longer providing advisory services to Newkirk; provided, however, in no event shall such period terminate prior to November 2, 2006. Notwithstanding the foregoing, we are permitted to pledge our shares of common stock in Newkirk in connection with a loan having a loan to value ratio of no greater than 35% of the value (based on a $16 per share price) of such shares of Newkirk’s common stock held by us.

We also entered into a Registration Rights Agreement with Newkirk pursuant to which we have certain rights to demand that the shares acquired pursuant to the Securities Purchase Agreement and the Acquisition Agreement be registered pursuant to a registration statement or statements filed by Newkirk with the Securities and Exchange Commission.

Financing Activities

Loans

During 2005 we obtained a $50,000,000 revolving credit line, $52,600,000 in mortgage and mezzanine financing and $144,161,000 of repurchase agreement financings. In addition, we obtained additional mortgage loans aggregating $31,150,000 during February 2006.

1. Credit Line

On December 16, 2005 the Operating Partnership entered into a Revolving Loan Agreement with KeyBank, National Association (“KeyBank”), an unaffiliated third party lender, pursuant to which the Operating Partnership can borrow, on a revolving basis, up to $50,000,000, subject to increase up to $100,000,000. The revolving credit line matures December 16, 2008 with the option on the part of the Operating Partnership to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on the Operating Partnership’s leverage ratio ranging from LIBOR plus 1.5% to LIBOR plus 2.25%. However, to the extent the Operating Partnership maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 1.35%. In addition, the Operating Partnership is required to pay a 15 or 25 basis point fee on the unused portion of the line, depending on the amount borrowed.

The revolving credit line requires monthly payments of interest only. To the extent that the amounts outstanding under the revolving credit line are in excess of the borrowing base (as calculated), the Operating Partnership would be required to make a principal payment to the extent of such excess. The Operating Partnership may prepay without premium or penalty and reborrow amounts prepaid under the credit line.

At March 1, 2006 $28,000,000 was outstanding under the credit line.

The revolving credit line is with full recourse to the Operating Partnership and the Trust has guaranteed the Operating Partnership’s obligations under the revolving credit line. In addition, the revolving credit line is secured by all of the Operating Partnership’s assets that are not otherwise encumbered.

2. Circle Tower Loan

On March 17, 2005 we obtained a $4,600,000 loan from Nomura Credit & Capital, Inc., an unaffiliated third party lender, which is secured by our Indianapolis, Indiana property. The loan bears interest at 5.82%, requires monthly payments of principal interest, insurance and real estate tax escrow of $54,000 and is scheduled to mature on April 11, 2015, at which time the outstanding principal balance is expected to be approximately $3,831,000. We received net proceeds from this loan, after satisfying closing costs, of approximately $4,387,000. This loan had an outstanding principal balance at December 31, 2005 of $4,564,000.

3. Amherst Loan

In connection with the acquisition of the Amherst properties, we obtained an $18,000,000 first mortgage loan from Greenwich Capital Financial Products, Inc., an unaffiliated third party lender. The loan bears interest at 5.65%, requires monthly payments of principal, interest and real estate tax escrow of $117,989 and has a maturity date of November 6, 2013. This loan had an outstanding principal balance at December 31, 2005 of $17,948,000.

4. Toy Building Loan

In connection with the acquisition of the participation interest in the Toy Building Loan, the joint venture obtained a $30,000,000 loan from Arbor, which bears interest at LIBOR plus 300 basis points, 7.12% at December 31, 2005 (subject to increase based on Arbor’s borrowing rates), matures on April 9, 2008, subject to a one-year extension (which is co-terminus with the mezzanine loan), and requires monthly payments of interest only. The loan is secured by the joint venture’s participation interest in the mezzanine loan. The loan may be prepaid at any time without premium or penalty.

5. Ontario Loan

On February 10, 2006 FT-Ontario obtained a $21,600,000 loan from GMAC, an unaffiliated third party lender, which is secured by the property and parking spaces owned by FT-Ontario. The loan bears interest at 5.75%, requires monthly payments of interest only during the first two years of the loan term and then principal (based on a 30-year amortization schedule) and interest for the balance of the term and is scheduled to mature on March 1, 2016, at which time the outstanding principal balance is expected to be approximately $18,859,000.

6. Verizon Loan

On February 17, 2006 we obtained a $9,550,000 loan from Greenwich Capital Financial Products, Inc., an unaffiliated third party lender, which is secured by the properties located in Andover, Massachusetts and South Burlington, Vermont. The loan bears interest at 6.6%, requires monthly interest and principal payments of approximately $65,000 and is scheduled to mature on February 2011, at which time the outstanding principal balance is expected to be approximately $8,678,000.

7. Repurchase Agreements

See 2005 Transactions and Recent Events - Loans – 4. First Mortgage Residential Whole-Pool Loan Certificates.

Sales of Securities

During 2005 we sold 4,522,566 shares of our common shares for gross proceeds of approximately $18,090,000 and 4,000,000 shares of our Series B-1 Preferred shares for gross proceeds of $100,000,000.

1. Kimco Common Stock Sale

On February 16, 2005 we entered into a Securities Purchase Agreement with Kimco Realty Corporation (“Kimco”) to sell to Kimco 1,000,000 of our common shares of beneficial interest, par value $1.00 per share, for an aggregate purchase price of $4,000,000. The sale of the shares, which was made in a private transaction under Regulation D of the Securities Act of 1933, as amended, was consummated on February 17, 2005. We incurred no placement fees in connection with this sale.

2. Series B-1 Preferred Shares

On February 25, 2005 and June 15, 2005 we entered into Securities Purchase Agreements (the “Purchase Agreements”) providing for the sale of 4,000,000 shares of our newly designated B-1 Cumulative Convertible Redeemable Preference Shares (“Series B-1 Shares”) to a number of institutional buyers for $100,000,000 in gross proceeds. The sales of the Series B-1 Shares was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and were consummated on February 28, 2005 and June 20, 2005. In connection with the issuance of the Series B-1 Shares, we entered into an Investor Rights Agreement (the “Rights Agreement”) with the purchasers of the Series B-1 Shares which grants such purchasers preemptive rights with respect to certain future issuances of securities by us, a co-investment right enabling them to participate in certain future investments by us, tag-along rights, drag-along rights in the event of a sale of substantially all our securities, and certain other rights. We also entered into a Registration Rights Agreement which requires us to register the resale of the common shares issuable upon conversion of the Series B-1 Shares within a two year period and permits the purchasers to participate in certain other registered offerings by us. We incurred placement fees and costs of $5,836,000 in connection with the issuance of the Series B-1 Shares.

3. Vornado Common Shares Sale

On November 7, 2005 we entered into a Securities Purchase Agreement with Vornado Investments L.L.C., an affiliate of Vornado Realty Trust (“Vornado”), pursuant to which we agreed to sell to Vornado 3,522,566 shares (the “Vornado Shares”), representing 9.9% of our outstanding common shares after giving effect to the issuance of the Vornado Shares, at the previously agreed upon per share sale price of $4.00 for a total sales price of $14,090,264. The Vornado Shares were registered pursuant to our effective shelf registration statement on Form S-3 and the sale was consummated on November 7, 2005.

In connection with the sale of the Vornado Shares, we entered into a Registration Rights Agreement with Vornado which grants, subject to certain restrictions, Vornado the right to request on one occasion and at Vornado’s cost, that we register an offering of the Vornado Shares in the event that a further registration is required by applicable securities laws to enable Vornado to sell the Vornado Shares free of restriction. Further, Vornado may only request such registration if Vornado then owns (i) all of the Vornado Shares, and (ii) pays all of our out-of-pocket costs associated with such registration statement and sale.

Employees

As of December 31, 2005 we had no employees. During 2005, our affairs were administered by FUR Advisors pursuant to the terms of the Advisory Agreement. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing, or arranging for asset management services to us and coordinating with our shareholder transfer agent and property managers. Effective as of January 1, 2005, the terms of the Advisory Agreement were modified to provide that the quarterly fee payable to FUR Advisors for providing such services would equal the lesser of an asset based fee or an outstanding equity based fee. In general, the asset based fee, which was the original fee set forth in the Advisory Agreement, is calculated as follows: 1% of our gross asset value up to $100,000,000, 0.75% of our gross asset value between $100,000,000 and $250,000,000, 0.625% of our gross asset value between $250,000,000 and $500,000,000 and 0.50% of our gross asset value in excess of $500,000,000, In light of the net leased nature of the Finova properties, FUR Advisors agreed to reduce its fee for these properties to 0.25% of the gross asset value for the portion of that portfolio that is subject to leverage. In addition, in light of the nature of and leverage of our whole pool mortgage backed loans, their value is entirely excluded from gross assets. Prior to the amendment to the Advisory Agreement on January 1, 2005, the asset based fee included a loan servicing fee not exceeding commercially reasonable rates approved by a majority of the independent members of the Board of Trustees, for providing administrative and clerical services with respect to loans made by the Trust to third parties.

The equity based fee is calculated as follows: (i) 1.5% of our issued and outstanding equity securities plus (ii) .25% of any equity contribution by a third party to a joint venture managed by us. For purposes of the equity based calculation, the 31,058,913 common shares outstanding at January 1, 2005 are to be valued as follows: $2.30 (FUR Investors' tender offer price in its December 2003 tender offer) with respect to 26,058,913 common shares and $2.60 (the purchase price paid by FUR Investors) with respect to the 5,000,000 common shares acquired on December 31, 2003. Our Series A Preferred Shares were valued at their liquidation preference amount of $25 per share until their conversion into common shares on February 7, 2006, at which time the common shares issued, in connection therewith, are valued at $5.0825 per common share. All preferred and common shares issued subsequent to January 1, 2005 are to be valued at the net issuance price, including any common shares issued in connection with the conversion of preferred shares.

In connection with the acquisition of the Newkirk shares, the Advisory Agreement was modified to provide for a credit to us against the payment of the quarterly base fee payable to FUR Advisors equal to 80% of the incentive management fee, if any, payable by Newkirk to NKT under their advisory agreement. In the event that the credit exceeds the fee payable by us to FUR Advisors, the excess is carried forward to subsequent quarters in the same year with any excess at year end being paid to us by FUR Advisors. FUR Holdings LLC, which owns 100% of FUR Advisors and 80% of NKT Advisors, has effectively guaranteed any payments.

Competition

We face substantial competition for our targeted investments. Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to implement our investment policy. We compete with numerous other companies for investments, including other REITs, insurance companies, real estate opportunity funds, pension funds and a multitude of private investors. Many of our competitors have greater resources than we do and for this and other reasons, we may not be able to compete successfully for particular investments. We will continue to capitalize on the acquisition and investment opportunities that our advisor brings to us as a result of its acquisition experience. Through its broad experience, our advisor’s senior management team has established a network of contacts and relationships, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants. In addition we believe that our advisor’s significant real estate management infrastructure gives us economies of scale that provides us with a competitive advantage when bidding on investment opportunities.

Environmental Regulations

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. See “Item 1A. Risk Factors – Environmental Liabilities.”

Segment Data

Our business segment data may be found in footnote 23 to the Combined and Consolidated Financial Statements in Item 8.

Additional Information About Us

We make the following materials available free of charge through our website at www.winthropreit.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”):

o	our annual reports on Form 10-K and all amendments thereto;
o	our quarterly reports on Form 10-Q and all amendments thereto;
o	our current reports on Form 8-K and all amendments thereto; and
o	various other filings that we make with the SEC.

We also make the following materials available free of charge through our website at www.winthropreit.com:

o	Audit Committee Charter;
o	Compensation Committee Charter;
o	Conflicts Committee Charter;
o	Nominating and Corporate Governance Committee Charter;
o	Code of Business Conduct and Ethics; and
o	Corporate Governance Guidelines.

We will provide a copy of the foregoing materials without charge to anyone who makes a written request to our Investor Relations Department, c/o FUR Advisors, LLC, 7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts 02114.

We also intend to promptly disclose on our website any amendments that we make to, or waivers for our Trustees or executive officers that we grant from, the Code of Business Conduct and Ethics.

ITEM 1A. RISK FACTORS

Our Economic Performance and the Value of Our Real Estate Assets are Subject to the Risks Incidental to the Ownership and Operation of Real Estate Properties

The value of an investment in us depends upon our economic performance and the value of our real estate assets, both those presently held as well as future investments, which are subject to the risks normally associated with the ownership, operation and disposal of real estate properties and real estate related assets, including:

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

In addition, applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws may affect real estate values. Further, throughout the period that we own real property, regardless of whether a property is producing any income, we must make significant expenditures, including property taxes, maintenance, insurance and related charges and debt service. The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore the funds available for distribution to you as dividends.

Ability of Our Advisor to Operate Properties Directly Affects Our Financial Condition

The underlying value of our real estate investments, the results of our operations and our ability to make distributions to our holders of beneficial interests and to pay amounts due on our indebtedness will depend on the ability of our advisor to operate our properties and manage our other investments in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of our operating and other expenses.

The Loss of Our Advisor's Key Personnel Could Harm Our Operations and Adversely Affect the Value of Our Beneficial Interests

We are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by FUR Advisors and, in particular, Michael Ashner, chairman of our board of trustees and our chief executive officer, and Peter Braverman, our president, as well as our other executive officers, Carolyn Tiffany and Thomas Staples. While we believe that we could find replacements for these key personnel, the loss of their services could harm our operations and adversely affect the value of our shares of beneficial interest.

We Face a Number of Significant Issues with Respect to the Properties We Own Which May Adversely Affect our Financial Performance

Leasing Issues .With respect to our properties, we are subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than the current lease terms. This risk is substantial with respect to our net lease properties as single tenants lease 100% of each property. Twenty-one of our properties, containing an aggregate of approximately 3,496,000 square feet of space are net leased to seven different tenants. Leases accounting for approximately 2% of the aggregate 2005 annualized base rents from our properties, representing approximately 1% of the net rentable square feet at the properties, expire without penalty or premium through the end of 2006, and leases accounting for approximately 2% of aggregate 2005 annualized base rent from the properties, representing approximately 1% of the net rentable square feet at the properties, are scheduled to expire in 2007. Other leases grant tenants early termination rights upon payment of a termination penalty. Lease expirations will require us to locate new tenants and negotiate replacement leases with tenants. The costs for tenant improvements, tenant inducements and leasing commissions, with respect to new leases, are traditionally greater than costs relating to renewal leases. If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases, if the rental rates upon such renewal or reletting are significantly lower than expected or if our reserves for these purposes prove inadequate, our revenue and net income could be adversely affected.

Bankruptcy of Tenant. A tenant may experience a downturn in its business, which could result in the tenant's inability to make rental payments when due. In addition, a tenant may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant's lease and cause a reduction in our cash flow. If this were to occur at a net leased property, the entire property would become vacant.

We cannot evict a tenant solely because of its bankruptcy. A court, however, may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for past due rent and unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay in full the amount it owes us under a lease. The loss of rental payments from tenants could adversely affect our cash flows and operations.

In November 2005, Winn-Dixie Stores, Inc., the tenant at our Jacksonville, Florida property, elected to reject its lease in connection with its proceeding under Chapter 11 of the United States Bankruptcy Code. As a result, the property is currently vacant, except for a lease with respect to approximately 175,000 square feet (of the approximately 550,000 total rentable square feet at the property) that is currently leased to a previous sub-tenant of Winn-Dixie.

Tenant Concentration. Our Circle Tower property does not have any individual tenant that occupies 10% or more of the space at the property or whose rental payments account for 10% or more of the rental revenue at the property. Accordingly, it is unlikely that the financial weakness or relocation of a single tenant would adversely affect our cash flows. However, in the future it is possible that a single tenant at the Circle Tower property could occupy a significant portion of the leasable space or provide a substantial portion of the property’s rental revenue.

Our Ontario Property in which we hold an 80% interest has one tenant that occupies 11% of the space at the property. We believe that the relocation or future financial weakness of this tenant would not have a material adverse effect on our rental revenue.

With respect to the net leased properties, leases with Viacom Inc., The Kroger Co. and Duke Energy represent approximately 29%, 17% and 18%, respectively, of the total rentable square footage of the net leased properties. Accordingly, the financial weakness of any of these tenants could negatively impact our operations and cash flows. However, we presently own only an 8% interest in the Duke Energy property.

Competition. For a discussion of risks related to competition in the real estate business, see “Item 1. Business - Competition”.

A Significant Proportion of Our Investments are in the Chicago Metropolitan Area and are Affected By the Economic Cycles And Risks Inherent To That Region.

At December 31, 2005, 16.6% of our total assets represented investments made directly in, or secured by, properties located in the Chicago, Illinois metropolitan area. Excluding mortgage-backed securities available for sale and real estate securities available for sale, our assets representing investments made directly in or secured by properties located in this area increased to 22.3% at December 31, 2005. In addition, we may continue to concentrate a significant portion of our future investments in the Chicago area. Like other real estate markets, the real estate market in the Chicago metropolitan and suburban area has experienced economic downturns in the past, and we cannot predict how the current economic conditions will impact this market in both the short and long term.  Further declines in the economy or a decline in the real estate market in this area could hurt our financial performance and the value of our investments.  The factors affecting economic conditions in this region include: space needs of local industry; business layoffs or downsizing; industry slowdowns; relocations of businesses; changing demographics; increased telecommuting and use of alternative work places; financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries; infrastructure quality; and oversupply of or reduced demand for real estate.

The Mortgage Loans We Invest In Are Subject to Delinquency, Foreclosure and Loss

We seek to make commercial mortgage loans that may be secured by multi-tenant income producing property. These loans are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense or limit rents that may be charged; the need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions and/or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates, real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God; terrorism; social unrest; and civil disturbances.

In the event of a default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral, including the overall financial condition of the tenant, and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower to whom we have lent money, the loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our Mezzanine and Second Mortgage Loans Involve Greater Risks of Loss than Senior Loans Secured by Income Producing Properties

Our investments include mezzanine and second mortgage loans with respect to office and mixed-use buildings. These loans are secured by a pledge of the ownership interests in the entity that owns the property or a second mortgage lien on the property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Our Investments in REIT Securities Are Subject to Specific Risks Relating to the Particular REIT Issuer of the Securities and to the General Risks of Investing in Equity Real Estate Securities

Our investments in REIT securities, such as our investments in Newkirk, Sizeler Property and American First Apartment Investors, Inc., involve special risks. REITs generally are required to substantially invest in real estate or real estate-related assets and are subject to the inherent risks described herein including: (i) risks generally incident to interests in real property; (ii) risks associated with the failure to maintain REIT qualification; and (iii) risks that may be presented by the type and use of a particular commercial property.

Investing in Private Companies Involves a High Degree of Risk

We have ownership interests in, and may acquire additional ownership interests in, private companies not subject to the reporting requirements of the Securities and Exchange Commission. Investments in private businesses involve a higher degree of business and financial risk, which can result in substantial losses and accordingly should be considered very speculative. There is generally no publicly available information about these private companies, and we will rely significantly on the due diligence of our advisor to obtain information in connection with our investment decisions.

We May Not Be Able to Invest Our Cash Reserves in Suitable Investments

At December 31, 2005 we had $19,018,000 cash and cash equivalents available for investment. Our cash and cash equivalents are expected to increase by approximately $27,400,000 as a result of our planned rights offering. Our ability to generate increased revenues is dependent upon our ability to invest these funds in real estate related assets that will ultimately generate favorable returns.

We Have Significant Distribution Obligations to Holders of Our Preferred Stock

The provisions of our Series B-1 Shares currently require us to make annual distributions aggregating approximately $6,500,000 before any distributions may be made on our common shares.

We May Acquire or Sell Additional Assets or Additional Properties. Our Failure or Inability to Consummate These Transactions or Manage the Results of These Transactions Could Adversely Affect Our Operations and Financial Results

We may acquire properties or acquire other real estate companies when we believe that an acquisition is consistent with our business strategies. We may not, however, succeed in consummating desired acquisitions. Also, we may not succeed in leasing newly acquired properties at rents sufficient to cover their costs of acquisition and operation. Difficulties in integrating acquisitions may prove costly or time-consuming and could consume a disproportionate share of management's attention.

We May Not Be Able to Obtain Capital to Make Investments

At such time as we utilize our cash reserves, we will be dependent primarily on external financing to fund the growth of our business. This is because one of the requirements for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is also a separate requirement to distribute net capital gains or pay a corporate level tax. Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. We and other companies in the real estate industry have experienced limited availability of financing from time to time. Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, requisite financing may not be available on acceptable terms.

Factors That May Cause Us to Lose Our New York Stock Exchange Listing

If we were to fail to qualify as a REIT, we might lose our listing on the NYSE. Whether we would lose our NYSE listing would depend on a number of factors besides REIT status, including the number of holders of beneficial interests and amount and composition of our assets. If we were to lose our NYSE listing, we would likely try to have our common shares listed on another national securities exchange.

Future Issuances and Sales of Our Common Shares Pursuant to an Outstanding Registration Statement May Affect the Market Price of Our Common Shares

We currently have an effective “shelf” registration statement on file covering the issuance, from time to time, of up to $358,000,000 of our common shares, preferred shares and/or debt securities. The registration statement also covers the resale by certain selling shareholders of up to 23,222,223 common shares. In addition, we have filed a further registration statement with the Securities and Exchange Commission pursuant to which we plan on making a rights offering in which we will issue up to 5,220,038 additional common shares. The actual issuance of additional common shares or sale of these or other large holdings of common shares may decrease the market price of our common shares. We have also agreed to file a registration statement covering the resale of 3,522,566 common shares recently issued to one investor.

Dependence on Qualification As a REIT; Tax and Other Consequences If REIT Qualification is Lost

Although we believe that we have been and will remain organized and have operated and will continue to operate so as to qualify as a REIT for federal income tax purposes, we cannot assure this result. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. Our qualification as a REIT also depends on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions might change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.

If, with respect to any taxable year, we fail to maintain our qualification as a REIT and certain relief provisions do not apply, we could not deduct distributions to our shareholders in computing our taxable income and would have to pay federal corporate income tax (including any applicable alternative minimum tax) on our taxable income. If we had to pay federal income tax, the amount of money available to distribute to our shareholders would be reduced for the year or years involved, but we would no longer be required to pay dividends to our shareholders. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost and thus our cash available for distribution to our shareholders would be reduced in each of those years, unless we were entitled to relief under the relevant statutory provisions.

Although we currently intend to operate in a manner designed to allow us to continue to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to revoke the REIT election. In that event, we and our shareholders would no longer be entitled to the federal income tax benefits applicable to a REIT.

Pursuant to an agreement with Vornado, we may be liable to pay damages to Vornado in the event we fail to maintain our status as a REIT.

In Order to Maintain Our Status As a REIT, We May Be Forced To Borrow Funds During Unfavorable Market Conditions

As a REIT, we generally must distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our shareholders. To the extent that we satisfy the REIT distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, we may generate taxable income greater than our cash flow available for distribution to our shareholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid income and excise taxes in a particular year. These alternatives could increase our operating costs or diminish our rate of growth.

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

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to pay dividends to you.

All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Although we believe that our properties are in compliance with the ADA, it is possible that we may incur additional expenditures which, if substantial, could adversely affect our results of operations our financial condition and our ability to pay dividends to you.

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have an adverse effect on our ability to pay dividends to you. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to acquire only properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements could be changed or new requirements could be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our cash flow and dividends paid.

Environmental Liabilities

The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may affect our operating costs. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect our ability to borrow by using such real property as collateral. We maintain insurance related to potential environmental issues on our currently owned properties.

Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials ("ACMs") into the environment. In addition, third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials. Environmental laws may also impose restrictions on the use or transfer of property, and these restrictions may require expenditures. In connection with the ownership and operation of any of our properties, we and the lessees of these properties may be liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect our ability to pay amounts due on indebtedness and dividends to holders of beneficial interests. This risk is mitigated for our net leased properties as the lease agreements for those properties require the tenant to comply with all environmental laws and indemnify us for any loss relating to environmental liabilities. Prior to undertaking major transactions, we hire independent environmental experts to review specific properties. We have no reason to believe that any environmental contamination or violation of any applicable law, statute, regulation or ordinance governing hazardous or toxic substances has occurred or is occurring, except for the property located in Jacksonville, Florida, previously net leased to Winn-Dixie. Under the terms of its lease, Winn-Dixie was responsible for the remediation of petroleum related contamination encountered in the ground water during removal of underground storage tanks. However, in light of Winn-Dixie’s bankruptcy, it is probable that Winn-Dixie will not honor its obligation and that we would not recover a material amount by bringing a claim against Winn-Dixie. Given the nature of the contamination at the Jacksonville property and the inclusion of a substantial portion of the costs associated with the remediation being covered by a state sponsored plan, we do not believe the costs to be borne by us would be material. Our advisor also endeavors to protect us from acquiring contaminated properties or properties with significant compliance problems by obtaining site assessments and property reports at the time of acquisition when it deems such investigations to be appropriate. There is no guarantee, however, that these measures will successfully insulate us from all such liabilities.

Uninsured and Underinsured Losses

We may not be able to insure our properties against losses of a catastrophic nature, such as terrorist acts, earthquakes and floods, because such losses are uninsurable or are not economically insurable. We will use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it not feasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, received by us might not be adequate to restore our economic position with respect to such property. With respect our net lease properties, under the lease agreements for such properties, the tenant is required to adequately insure the property, but their failure to have adequate coverage for catastrophic losses may adversely affect our economic position with respect to such property.

Inability to Refinance

We are subject to the normal risks associated with debt and preferred stock financings, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and distributions and the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If we were unable to refinance the indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us, which could have a material adverse affect on us and our ability to pay dividends to our holders of beneficial interests and to pay amounts due on our indebtedness. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagor could foreclose upon the property, appoint a receiver or obtain an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to us. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

We Leverage Our Portfolio, Which May Adversely Affect Our Return on Our Investments and May Reduce Cash Available for Distribution

We seek to leverage our portfolio through borrowings. Our return on investments and cash available for distribution to holders of beneficial interests may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets. Our debt service payments reduce the cash available for distributions to holders of beneficial interests. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or forced sale to satisfy our debt obligations. A decrease in the value of the assets may lead to a requirement that we repay certain borrowings. We may not have the funds available to satisfy such repayments.

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

We May Engage in Hedging Transactions That May Limit Our Gains or Result in Losses

We may use derivatives to hedge our liabilities and this has certain risks, including:

o	losses on a hedge position may reduce the cash available for distribution to stockholders and such losses may exceed the amount invested in such instruments;

o	counterparties to a hedging arrangement could default on their obligations; and

o	we may have to pay certain costs, such as transaction fees or brokerage costs.

Our Board of Trustees has adopted a general policy with respect to our use of interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments in order to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. Our Board’s policy does not set forth specific policies and procedures for the use of these instruments. We may use these hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations. A hedge may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during the period as a result of the use of derivatives.

Ownership Limitations in Our Bylaws May Adversely Affect the Market Price of Our Common Shares

Our bylaws contain an ownership limitation that is designed to prohibit any transfer that would result in our being "closely-held" within the meaning of Section 856(h) of the Code. This ownership limitation, which may be waived by our Board of Trustees, generally prohibits ownership, directly or indirectly, by any single shareholder of more than 9.8% of the common shares. Our Board has waived this ownership limitation on a number of occasions. Unless the Board waives the restrictions or approves a bylaw amendment, common shares owned by a person or group of persons in excess of 9.8% of our outstanding common shares are not entitled to any voting rights; are not considered outstanding for quorum or voting purposes; and are not entitled to dividends, interest or any other distributions with respect to the common shares. The ownership limit may have the effect of inhibiting or impeding a change of control over us or a tender offer for our common shares.

We Must Manage Our Investments In A Manner That Allows Us To Rely On An Exemption From Registration Under The Investment Company Act In Order To Avoid The Consequences Of Regulation Under That Act

We intend to operate so that we are exempt from registration as an investment company under the Investment Company Act of 1940, as amended. Therefore, the assets that we may invest in, or acquire, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. The investments that we must make for us to be exempt from registration, including our whole pool mortgage-backed securities, may not represent an optimum use of our investable capital when compared to the available investments we target pursuant to our investment strategy.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year that remain unresolved.

ITEM 2. PROPERTIES

The following table sets forth certain information relating to our properties at December 31, 2005:

Property Type/ Location	Tenant	Square Feet (1)	Ownership of Land (2)

Mixed Use:
Churchill, PA*	Viacom, Inc.	1,008,000	Ground Lease

Office:
Amherst, NY*	Ingram Micro Systems	170,000	Fee (7)
Amherst, NY*	Ingram Micro Systems	30,000	Fee (7)
Andover, MA*	Verizon of New England, Inc.	93,000	Ground Lease
Chicago, IL (Ontario) (3)	Multiple tenants	128,000	Fee (4)
Houston, Texas (5)*	Duke Energy	614,000	Fee
Indianapolis, IN	Multiple tenants	110,000	Fee (6)
Orlando, FL*	Siemens Real Estate, Inc.	256,000	Ground Lease
Plantation, FL*	BellSouth Communications, Inc.	133,000	Land Estate
South Burlington, VT*	Verizon of New England, Inc.	56,000	Ground Lease

Retail:
Athens, GA*	The Kroger Co.	52,000	Land Estate
Atlanta, GA*	The Kroger Co.	61,000	Ground Lease
Louisville, KY*	The Kroger Co.	47,000	Land Estate
Lafayette, LA*	The Kroger Co.	46,000	Ground Lease
St Louis, MO*	The Kroger Co.	46,000	Land Estate
Biloxi, MS*	The Kroger Co.	51,000	Land Estate
Greensboro, NC*	The Kroger Co.	47,000	Ground Lease
Knoxville, TN*	The Kroger Co.	43,000	Land Estate
Memphis, TN*	The Kroger Co.	47,000	Land Estate
Denton, TX*	The Kroger Co.	48,000	Land Estate
Seabrook, TX*	The Kroger Co.	53,000	Land Estate
Sherman, TX* (8)	The Kroger Co.	46,000	Land Estate

Warehouse:
Jacksonville, FL (9)	Multiple tenants	549,000	Fee

*	Property is net-leased to tenant.

(1)	The square footage shown represents net rentable area.
(2)	Ground lease means that we lease the land on which the improvements are situated for a fixed period of time. Land estate means that we hold title to the land for a set period of time and then ownership of the land reverts to a remainderman at which time we have the right to lease the land. Fee means that we own fee title to the land. See “The Net Lease Properties” below for information relating to our ground lease and land estate interests.
(3)	Property is held in a joint venture in which we hold an 80% interest.
(4)	We own fee title to a commercial space condominium consisting of the first six floors in a mixed-use building together with 208 parking spaces. The residential condominium, which occupies the 45 floors above our six floors, is owned by third parties.
(5)	Property is held indirectly through a limited partnership in which we are the general partner and hold an 8% interest.
(6)	During 2004, we acquired the remaining ownership in the land. We currently own 100% of the land.
(7)	The ground underlying these properties is leased to us by the local industrial development authority pursuant to a ground lease which requires no rental payments. Effective October 31, 2013, legal title to these properties will be vested in us.

(8)	The tenant for the Sherman, Texas property exercised its purchase option under the lease pursuant to which it was to acquire the property effective May 1, 2005 for a sale price of $2,018,000. To date, the tenant has not consummated the acquisition and continues to pay rent.
(9)	Property was net leased to Winn-Dixie which rejected the lease effective November 4, 2005 in connection with its chapter 11 bankruptcy.

See "Item 7. Management's Discussion and Analysis and Results of Operations" for information relating to capital improvements at our properties.

Circle Tower, Indianapolis, Indiana

The following table lists the average occupancy rates and effective rental rate per square foot at the end of each of the last three years for the Indianapolis, Indiana property.

	2005	2004	2003

Occupancy	84%	86%	89%
Average Effective Rental Rate(1)	$ 14.63	$ 14.50	$ 14.25

(1)	Average Effective Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Circle Tower property as of December 31, 2005:

	Number of Tenants whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2005 Rental for Leases Expiring	Percentage of Total Annualized Rental

2006	14	19,900	$288,000	21%
2007	10	16,700	177,000	13%
2008	10	10,100	122,000	9%
2009	5	11,900	179,000	13%
2010	10	19,400	286,000	20%
2011	2	2,100	13,000	1%
2012	–	–	–	–
2013	–	–	–	–
2014	–	–	–	–
2015 and beyond	4	22,200	352,000	23%

See Item 1. Properties - Financing Activities-Loans-Circle Tower Loan for information relating to the loan encumbering our Circle Tower property.

The realty tax rate and annual realty tax for 2005 for the Circle Tower property were $3.475 per $1,000 and approximately $81,000, respectively.

Ontario Property

The following table lists the average occupancy rates and effective rental rate per square foot at December 31, 2005 for the Ontario property.

2005

Occupancy	90.1%
Average Effective Rental Rate (1)	$24.89

(1)	Average Effective Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Ontario property as of December 31, 2005:

	Number of Tenants whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2005 Rental for Leases Expiring	Percentage of Total Annualized Rental

2006	3	12,000	$278,000	10%
2007	2	13,000	236,000	8%
2008	2	3,000	59,000	2%
2009	2	12,000	311,000	11%
2010	2	17,000	581,000	20%
2011	3	21,000	362,000	13%
2012	–	–	–	–
2013	3	10,000	328,000	11%
2014	1	9,000	218,000	8%
2015 and beyond	2	9,000	474,000	17%

The realty tax rate for the Ontario property in 2005 was $155.86 per $1,000 and the annual realty tax was $467,000.

Jacksonville, FL Property

Prior to November 3, 2005, this property was net leased to Winn-Dixie. Effective November 4, 2005, Winn-Dixie rejected its lease in bankruptcy and we became responsible for the costs at the property. At March 1, 2006, 175,000 square feet are currently leased to Smurfit Stone Container Enterprise, which is scheduled to expire May 31, 2006. We are currently actively seeking additional tenants for the remaining 91,000 square feet.

The realty tax rate for the Jacksonville property in 2005 was $18.58 per $1,000 and the annual realty tax was $179,000.

The Net Lease Properties

Pursuant to the terms of the lease agreements with respect to the following properties, the tenant at each property is required to pay all costs associated with the property including property taxes, ground rent, maintenance costs and insurance.

The following table sets forth the terms and rental rates for each property:

Property Location	Initial Term Expiration Date	Initial Term Annual Rent		Renewal Terms

Amherst, NY (170,000 sq. ft.)	10/31/2013	$1,713,451		Two, 5 year
Amherst, NY (30,000 sq. ft.)	10/31/2013	302,313		Two, 5 year
Andover, MA	12/31/2009	2,544,320		Four, 5 year and
				One, 10 year
Athens, GA	10/31/2010	220,327		Six, 5 year
Atlanta, GA	10/31/2010	259,308		One, 6 year and
				Two, 5 year
Biloxi, MS	10/31/2010	219,480		Six, 5 year
Churchill, PA	12/31/2010	2,786,151		Six, 5 year
Denton, TX	10/31/2010	220,327		Six, 5 year
Greensboro, NC	10/31/2010	202,532		One, 7 year and
				Five, 5 year
Houston, TX	4/30/2018	6,900,645	(1)	Two, 5 year
Knoxville, TN	10/31/2010	214,395		Six, 5 year
Lafayette, LA	10/31/2010	178,804		One, 7 year and
				Six, 5 year
Louisville, KY	10/31/2010	197,447		Six, 5 year
Memphis, TN	10/31/2010	220,327		Six, 5 year
Orlando, FL	12/31/2010	4,083,974		Six, 5 year
Plantation, FL	3/29/2010	3,158,220		Five, 5 year
Seabrook, TX	10/31/2010	211,854		Six, 5 year
Sherman, TX	10/31/2010	203,379		Six, 5 year
South Burlington, VT	12/31/2009	1,109,347		Five, 5 year
St. Louis, MO	10/31/2010	233,038		Six, 5 year

(1)	Annual rent as of December 31, 2005. Rent is subject to annual increase equal to 1.75% on May 1 of each year.

The following table sets forth the terms of the land estates:

Property Location	Land Estate Expiration	Lease Term Options Upon Expiration of Land Estate	Lease Term Rents Per Annum

Athens, GA	10/31/2010	Fourteen, 5 year	$18,600
Biloxi, MS	10/31/2010	Fourteen, 5 year	54,000
Denton, TX	10/31/2010	Fourteen, 5 year	86,880
Knoxville, TN	10/31/2010	Fourteen, 5 year	97,200
Louisville, KY	10/31/2010	Fourteen, 5 year	35,400
Memphis, TN	10/31/2010	Fourteen, 5 year	60,360
Plantation, FL	02/28/2010	Thirteen, 5 year	261,919 through 6th term
			and then fair market value
Seabrook, TX	10/31/2010	Fourteen, 5 year	58,560
Sherman, TX	10/31/2010	Fourteen, 5 year	80,160
St. Louis, MO	10/31/2010	Fourteen, 5 year	61,400

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum (1)

Andover, MA	9/2/2010	Four, 5 year and	$99,920 through current term and then fair
		One, 10 year	market value
Atlanta, GA	9/30/2006	Four, 5 year	$30,000 plus ½ of 1% of sales greater than
$ 27,805,800
Lafayette, LA	4/30/2008	Eight, 5 year	$176,244 increased by 5% for each
successive renewal term
Greensboro, NC	12/31/2007	Four, 5 year and	$59,315 increased by approximately $12,000
		Fifteen, 1 year	for each successive renewal period plus 1%
of sales over $35,000,000
Orlando, FL	12/31/2010	Six, 5 year	$2 through the current term and then fair
market value
Churchill, PA	12/31/2010	Six, 5 year	$2 through the current term and then fair
market value
South Burlington, VT	1/2/2010	Four, 5 year and	$51,584 through the current term and then
		One, 10 year	fair market value

(1)	The lease between us and the tenant at the property requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

Mortgage Loans

The Orlando, Florida and Churchill, Pennsylvania properties secure the KeyBank Loan (discussed below). The following table sets forth the terms of the first mortgages for each of the other properties.

Property Location	Principal Balance at December 31, 2005	Maturity	Interest Rate	2006 Debt Service	Prepayment Terms

Amherst, NY	$17,948,000	11/6/2013	5.65%	$1,346,000	Make Whole Premium (3)
Indianapolis, IN	4,564,000	4/11/2015	5.82%	648,000	Defeasance (4)
Jacksonville, FL	6,050,000	7/1/2011	(2)	1,426,000	No voluntary prepayment
Kroger Properties(1)	10,435,000	11/1/2010	6.71%	2,474,000	Make Whole Premium (3)
Plantation, FL	10,644,000	3/29/2010	6.45%	2,762,944	Make Whole Premium (3)
Houston, TX	74,444,000	4/1/2016	6.66%	6,983,000	Make Whole Premium (3)

(1)	Each property leased to The Kroger Co. is encumbered by one loan that is secured by all of the Kroger properties.

(2)	For financial statement purposes, this loan has been adjusted to $6,488,000 to reflect a mark-to-market value adjustment to adjust the interest to approximate market at 7.5% from contractual rates of 9.95% to 11.05%. In February 2006, we acquired for par $2,031,000 of this debt.

(3)	Prepayment is based on a discounted cash flow method which provides the lender, on a present value basis, all of the interest it would have received had the loan been paid in accordance with its terms through maturity.

(4)	Requires the acquisition of United States government securities with maturities sufficient to make the required payments on the loan which are substituted as collateral for the loan.

On November 18, 2004 we obtained a loan from KeyBank National Association and Newstar CP Funding LLC and other lenders party thereto in the original principal amount of $27,000,000 (the “KeyBank Loan”). On December 8, 2004, we exercised our right to draw an additional $26,000,000 on the KeyBank Loan, thereby increasing the principal amount of the loan to $53,000,000. The KeyBank Loan bears interest at LIBOR plus 450 basis points, has a three-year term, subject to two, one-year extensions each of which may be exercised upon payment of .25% fee. As a result of our entering into an interest rate swap agreement, we effectively fixed the interest on $40,000,000 of the KeyBank Loan at 8.55% per annum. The KeyBank Loan is secured by a first mortgage on the Orlando, Florida and Churchill, Pennsylvania properties and a pledge of all of the membership interests in the subsidiary that holds those properties. At December 31, 2005, the balance outstanding of the loan was $51,417,000.

The loan requires monthly payments of interest only and amortization payments for each semiannual period ending on June 30 and December 31 during the term based on 50% of the excess cash flow (as defined) after principal and interest payments.

The loan is prepayable at any time without premium or penalty.

In connection with the loan, the Trust was required to provide standard hazardous substance and non-recourse carve-out guarantees to the lenders.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR TRUST'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Dividend Policy

We operate in a manner intended to enable us to continue to qualify as a real estate investment trust under Sections 856-860 of the Code. In order to qualify as a REIT, we are generally required each year to distribute to our beneficiaries at least 90% of our taxable income (excluding any net capital gain). We intend to comply with the foregoing minimum distribution requirement. As of December 31, 2005 we had net operating loss carryforwards of $47,300,000 which will expire from 2019 through 2023. We also had capital loss carryforwards of $1,678,000 as of December 31, 2005 which will expire from 2006 through 2007. As a result of these net operating loss and capital loss carryforwards, we have been able to reduce our taxable income in prior years to permit us to not pay dividends on our common shares and still retain REIT status. For 2005, we elected not to offset all of our taxable income with available net operating losses. As a result, in order to comply with the REIT requirements, we were required to pay, and paid, a dividend of $0.11 per common share on January 15, 2006 to holders of record of common shares on December 30, 2005. We will continue to utilize our net operating losses and net capital losses to the extent advisable to reduce our taxable income. Any future dividends paid on our common shares will be dependent upon our taxable income and management’s determination with respect to our utilization of net operating losses and net capital losses.

	High	Low	Dividends Declared

Year Ended December 31, 2004:
First Quarter	$3.80	$2.16	$–
Second Quarter	$3.46	$2.66	–
Third Quarter	$3.31	$2.85	–
Fourth Quarter	$4.29	$3.06	–

Total			–

Year Ended December 31, 2005:
First Quarter	$4.58	$3.55	–
Second Quarter	$4.10	$3.51	–
Third Quarter	$4.78	$3.50	–
Fourth Quarter	$5.85	$4.21	0.11

Total			$0.11

Our shares are traded on the New York Stock Exchange (Ticker Symbol: FUR). As of December 31, 2005 there were 1,784 record holders of the common shares. We estimate the total number of beneficial owners at approximately 4,236.

On February 7, 2006 in accordance with the terms of the Certificate of Designations for our Series A Preferred Shares we converted all of our Series A Preferred Shares into common shares at a rate of 4.92 common shares for each Series A Preferred Shares. In connection with this conversion, we issued approximately 4,836,763 common shares and made payments totaling $65.00 for fractional shares otherwise issuable as a result of the conversion to holders of our Series A Preferred Shares.

On February 2, 2006 a holder of our Series B-1 Preferred Shares exercised its right to convert 10,000 of its Series B-1 Preferred Shares into our common shares. In accordance with the terms of the Certificate of Designations for our Series B-1 Preferred Shares, on February 14, 2006 we issued 55,556 common shares (5.56 common shares per Series B-1 Preferred Share) to the holder requesting the conversion.

As a result of the foregoing conversions, the total number of common shares outstanding at March 1, 2006 is 40,473,798.

As required by applicable New York Stock Exchange listing rules, on May 12, 2005, following our 2005 Annual Meeting of Stockholders, our Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards.

ITEM 6. SELECTED FINANCIAL DATA.

These Selected Financial Data should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto.

	For the Years Ended December 31,

	(In thousands, except per-share data and footnotes)

Operating Results	2005	2004	2003	2002	2001

Revenues	$32,866	$5,918	$2,427	$3,204	$31,931

Income (loss) from continuing operations	$28,949	$1,936	$(6,575)	$(5,397)	$(14,618)

Gain on sale	–	–	–	–	30,096

Income from discontinued operations (1)	581	1,249	619	365	–

Gain on sale of real estate	–	19,267	54	–	–

Net income (loss)	29,530	22,452	(5,902)	(5,032)	15,478

Preferred dividends	(7,319)	(2,064)	(2,064)	(2,067)	(2,068)

Net income (loss) applicable to Common Shares of
Beneficial Interest	$22,211	$20,388	$(7,966)	$(7,099)	$13,410

Dividends declared for Common Shares of
Beneficial Interest	$3,914	$–	$–	$6,962	$–

Per Common Share of Beneficial Interest, basic

Income (loss) from continuing operations, basic	$0.66	$–	$(0.28)	$(0.21)	$0.37

Income from discontinued operations, basic (1)	0.02	0.66	0.02	0.01	–

Net income (loss) applicable to Common Shares of
Beneficial Interest, basic	$0.68	$0.66	$(0.26)	$(0.20)	$0.37

Income (loss) per Common Share of Beneficial
Interest, diluted	$0.52	$–	$(0.28)	$(0.21)	$0.37

Income from discontinued operations, diluted	0.01	0.66	0.02	0.01	–

Net income (loss) applicable to Common Shares of
Beneficial Interest, diluted	$0.53	$0.66	$(0.26)	$(0.20)	$0.37

Dividends declared per Common Share of
Beneficial Interest	$0.11	$–	$–	$0.20	$–

(1)	The results of Imperial Parking Limited, VenTek, Park Plaza and the Sherman, Texas property were classified as discontinued operations for 2002, 2003, 2004 and 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a real estate investment trust (“REIT”) engaged in the business of owning real property and real estate related assets. We operate in three strategic business segments: (i) Operating Properties, (ii) Loans and (iii) Real Estate Securities.

Our business objective is to maximize long-term shareholder value through superior total returns on our investments. We measure our success in meeting this objective by a number of factors, including increases in diluted per share net income, cash returns generated by our investments, increases in shareholder equity and total return to our shareholders. During 2005 and 2004 our operating results were as follow:

	2005	2004

Net income applicable to common shares	$22,211,000	$20,388,000

Net income per common share, basic	$0.68	$0.66

Net income per common share, diluted	$0.53	$0.66

Net cash flow from operations	$20,025,000	$3,987,000

Total assets	$653,666,000	$289,968,000

In addition, our total return to shareholders calculated based upon dividends received plus increases in the per common share trading price for the year ended December 31, 2005 was 53.7% compared to the Morgan Stanley REIT Index return of 12.13% for the same period. Since FUR Advisors LLC became our advisor on January 1, 2004, our total return to shareholders for the two-year period was 168.2% compared to the Morgan Stanley REIT Index return of 47.44%.

We intend to continue to pursue our business objective by basing our investments on our assessment that a potential investment is significantly undervalued on a risk adjusted basis or presents an opportunity to outperform the marketplace. Additionally, we will make investments in assets believed to be underperforming and in which we believe, through an infusion of capital and improved management, an appropriate return on investment can be realized. Consequently, with certain limitations, we will seek opportunities to invest in or acquire most types of real estate assets or securities. In connection with the recent initial public offering of Newkirk Realty Trust, Inc. (“Newkirk”) as described below, it is unlikely that we will invest directly in single-tenant properties. However, we will have a significant investment in single-tenant assets through our ownership of shares in Newkirk. Moreover, except as limited by the restrictions placed on us in order to meet our requirements to maintain REIT status, our investment decisions will not be materially affected by the nature of an investment or where that investment falls in an entity’s capital structure. We will acquire entities that own real estate, invest directly in the equity of a real estate asset exclusively or through a venture, acquire preferred equity, mezzanine debt or first mortgage debt of a real estate asset to the extent we believe the ownership of the underlying real estate would be consistent with our investment goals. In general, it is not expected that we will invest in an entity in which we do not own 100% of the equity unless we control or have the means to acquire control of the investment or have a mechanism in place to exit the investment for a price consistent with fair value at a time of our election.

In view of the foregoing, our near-term investment strategy will be to identify and invest in discrete real estate investments consistent with the stated criteria. As appropriate investment opportunities arise, we will aggressively pursue such opportunities. We intend to fund these investments through one or more of the following: cash reserves, borrowings under our credit facility, property loans or the issuance of debt and/or equity. For the long-term, as investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities. Accordingly, our Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) include both income from continuing operations and discontinued operations.

Significant investments made during 2005 included:

o	acquiring four properties totaling approximately 477,000 square feet for an aggregate purchase price of $66,668,000;
o	originating 25 convertible mezzanine loans to and equity investments in borrowers owned by a group of individuals (“Marc”) owning 25 properties in the Chicago, Illinois metropolitan and suburban area in the aggregate amount of $76,736,000;
o	investing in a joint venture with Marc, whereby we acquired 80% of the equity of an entity owning 128,000 square feet of office space located in Chicago, Illinois;
o	acquiring a one-third interest in an entity that holds a 99% interest in a $60,000,000 fourth mezzanine loan secured by the ownership interests in the owner of the Toy Center building located in New York City;
o	acquiring an additional 636,000 shares of common stock in Sizeler Property Investors, Inc. ("Sizeler") (NYSE:SIZ), a real estate investment trust that primarily is in the business of owning and operating income producing retail shopping centers and apartment communities in the southeastern United States for an aggregate cost of $7,556,000 and entering into a settlement of litigation with Sizeler, pursuant to which, among other things, we were reimbursed for substantially all of our costs incurred in connection with a proxy contest, mutually agreed to dismiss all litigation and Michael L. Ashner, our Chairman and Chief Executive Officer, was appointed to the Board of Directors of Sizeler; and
o	purchasing 3,125,000 shares of common stock in Newkirk (NYSE: NKT), a real estate investment trust that owns and invests in a diversified portfolio of single-tenant properties, for a total purchase price of $50,000,000 in connection with its initial public offering and assigning to Newkirk all rights we held under an Exclusivity Services Agreement with Mr. Ashner relating to business opportunities generated by or offered to him relating to net lease assets, as defined. In consideration for the assignment of these rights, Newkirk issued to us an additional 1,250,000 shares of Newkirk’s common stock, resulting in total ownership of 4,375,000 of Newkirk’s common shares for a total cash cost of $50,000,000.

For additional information related to the foregoing investments see Item 1. Business – 2005 Transactions and Recent Events.

Other significant milestones in 2005 included:

o	the receipt of $11,000,000 from the State of California in settlement of our claims from the 1986 flood at our Peachtree Mall property;
o	raising $94,164,000, net of costs through the private placement of our newly designated Series B-1 Cumulative Convertible Redeemable Preferred Shares (“Series B-1 Shares”);
o	raising $17,940,000, net of costs through the sale of 1,000,000 and 3,522,566 of our common shares of beneficial interest to Kimco Realty Corporation and Vornado Realty Trust, respectively;
o	entering into a Revolving Loan Agreement with KeyBank, National Association (“KeyBank”) pursuant to which we can borrow, on a revolving basis, up to $50,000,000, subject to increase to $100,000,000. The revolving credit line matures December 16, 2008 with the option on our part to extend the term for an additional year;
o	obtaining two first mortgages in the amount of $22,600,000, one secured by our Circle Tower property and the other by our Amherst properties and obtaining a $30,000,000 loan to fund the acquisition of the participation interest in the Toy Building mezzanine loan; and
o	filing a S-3 registration statement with the Securities and Exchange Commission to allow the Trust to issue from time to time up to $358,000,000 in debt and equity securities.

For additional information on the foregoing transactions refer to Item 1. Business - 2005 Transactions and Recent Events.

Trends

Competition

We face substantial competition for our targeted investments. Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to implement our investment policy as described above. We compete with numerous other companies for investments, including other REITs, insurance companies, real estate opportunity funds, pension funds and a multitude of private investors. Many of our competitors have greater resources than we do and for this and other reasons, we may not be able to compete successfully for particular investments. We will continue to capitalize on the acquisition and investment opportunities that our advisor brings to us as a result of its acquisition experience. Through its broad experience, our advisor’s senior management team has established a network of contacts and relationships, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants. In addition we believe that our advisor’s significant real estate management infrastructure gives us economies of scale that provides us with a competitive advantage when bidding on investment opportunities.

Interest Rate Environment

The current yield curve suggests that interest rates may increase. We may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. In the past, we entered into the following agreements in order to limit the exposure to interest rate volatility: (i) an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at December 31, 2005 of $51,417,000, secured by certain of our net lease properties, from a floating rate equal to LIBOR plus 4.5% to a fixed rate of 8.55% and (ii) an interest rate swap with a balance guaranty on our Repurchase Agreement, which bears interest at LIBOR minus 0.003%, effectively fixing our rate at 4.045% on that financing. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for our investment activities. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income.

Our primary sources of funds for liquidity consist of:

o	cash and cash equivalents;
o	operating cash flow derived primarily from rental income received from our Operating Properties;
o	debt service received from Loans held;
o	dividends received from our ownership of Real Estate Securities; and
o	borrowings under our credit facility.

During 2005, we also raised funds through equity offerings and debt financings. We had cash and cash equivalents of $19,018,000 at December 31, 2005, which consisted of $6,029,000 in cash and $12,989,000 in cash equivalents with maturities of less than 90 days. In addition, we had $34,000,000 available under our KeyBank facility. In the future, we may raise additional funds through debt financing and/or equity offerings. Toward that end, at December 31, 2005 there was an effective registration statement under which the Trust can offer an aggregate of approximately $358,000,000 equity or debt securities and in February 2006 we filed a registration statement pursuant to which we intend to make a rights offering to existing holders of common shares and Series B-1 Shares in which we anticipate raising an additional approximately $27,400,000. In addition, our UPREIT structure will also enable us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. Although to date we have not issued limited partnership interests in a transaction, we believe that this structure facilitates our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends and distributions.

Revolving Future Cash Requirements

The following table sets forth the timing of our payment obligations related to our off-balance sheet and contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2005:

	Payments Due by Period
	(In thousands)

Contractual Obligations	Total		Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Mortgage Loans Payable (principal and interest)	$230,166		$19,391	$85,626	$29,482	$95,667
Revolving Line of Credit (principal and interest)	18,929		990	17,939	–	–
Loans Payable (principal and interest)	34,832		2,162	32,670	–	–
Repurchase Agreements	121,716		121,716	–	–	–
Ground Lease Obligations (1)	–		–	–	–	–
Advisors’ Fee (2)	15,110	(3)	3,022	6,044	6,044	–	(3)

	$420,753		$147,281	$142,279	$35,526	$95,667

Off-Balance Sheet Obligations

Commitments (4)
Capital and Tenant Improvements (5)

(1)	The underlying lease agreements require the tenant to pay the ground rent expense.
(2)	Based upon the terms of the Advisory Agreement and equity and assets in place at December 31, 2005, with no effect given to the incentive fee or additional investments or equity issuances.
(3)	No amounts have been included due to the automatic annual renewal provisions of the Advisory Agreement.
(4)	Excludes pending acquisitions that are subject to due diligence.
(5)	Under the terms of our agreement with Marc, as of March 1, 2006, we are required to loan an additional $4,284,000 to fund capital and tenant improvements.

We carry comprehensive liability and all risk property insurance: (i) fire; (ii) flood; (iii) extended coverage; (iv) “acts of terrorism,” as defined in the Terrorism Risk Insurance Act of 2002, and (v) rental loss insurance with respect to our assets. In addition, under the terms of the net leases, the tenant is obligated to maintain adequate insurance coverage.

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

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $63,541,000 during the year ended December 31, 2005. The decrease resulted from $370,959,000 of cash used in our investing activities, which was partially offset by $20,025,000 of cash provided by operating activities and $287,393,000 of cash generated by our financing activities.

The significant components of the cash we used for our investing activities during 2005 were as follows: (i) $149,134,000 of purchases of whole pool mortgage-backed securities available for sale; (ii) $77,937,000 for our preferred equity investment in Marc; (iii) the origination of loans totaling $63,888,000; (iv) $67,453,000 of building acquisitions and capital improvements to our existing operating properties; (v) $50,000,000 invested in Newkirk; and (vi) $17,965,000 of purchases of various real estate securities, including Sizeler.

Cash provided by investing activities consisted primarily of $21,463,000 of proceeds received from prepayment on our whole pool mortgage-backed securities available for sale and $27,347,000 from contributions of minority interest partners for interests in 5400 Westheimer, FT-Ontario and the Toy Building joint venture. The balance related to the collection of loans receivable and proceeds from the sale of various real estate securities owned.

Cash provided by financing activities was the result of several transactions including: (i) borrowings under repurchase agreements of $144,161,000; (ii) the issuance of the Series B-1 Shares, which generated net proceeds of $94,164,000; (iii) $17,940,000 of net proceeds from the issuance of common shares; (iv) $22,600,000 of mortgage loan proceeds; (v) $30,000,000 of note payable proceeds secured by our interest in the Toy Center Loan; and (vi) $16,000,000 of proceeds from our revolving line of credit with KeyBank.

We used cash for financing activities including: (i) $2,064,000 of dividend payments on our Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series A Shares”); (ii) $4,155,000 of dividend payments on our Series B-1 Shares; (iii) $22,445,000 of repayment of borrowings under repurchase agreements; and (iv) $8,031,000 of mortgage loan repayments.

Cash provided by operating activities of $20,025,000 was comprised of (i) net income of $29,530,000; (ii) net negative adjustments for non-cash items of $5,257,000, and (iii) a net negative change in operating assets and liabilities of $4,248,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $7,506,000; (ii) gain on sale of exclusivity rights of $10,500,000; (iii) equity in earnings in excess of distributions of preferred equity investment and equity investment of $490,000 and $304,000, respectively; (iv) minority interest expense of $179,000; (v) the effect of straight-lining of rental income of $1,436,000; (vi) net gains on sale of securities available for sale of $243,000; (vii) decrease in deferred income of $68,000; and (viii) bad debt write off of $99,000. See our discussion of our results of operations below for additional details on our operations.

Dividends and Distributions

We declared a dividend of $516,000 ($0.525 per share) on our Series A Shares in each of the first, second, third and fourth quarters of 2005.

We declared a dividend of $510,000 ($0.14 per share) on our Series B-1 Shares in the first quarter of 2005, which dividends represented the pro rata portion of the quarterly distribution of $0.40625 per share. The first quarter dividend was paid April 30, 2005 to beneficiaries of record as of the close of business on March 31, 2005.

In May 2005 we declared and paid a dividend on our Series B-1 Shares equal to $476,000 ($0.1308 per share) for the period April 1, 2005 through April 30, 2005. In June 2005, we declared a dividend of $1,479,000 ($0.40625 per share) on our Series B-1 Shares issued in February 2005 and a dividend of $16,000 ($0.05 per share) on our Series B-1 Shares issued in June 2005, which dividend represented the pro rata portion of the quarterly distribution for the dividend period May 1, 2005 through July 30, 2005 of $0.40625. We declared a dividend of $1,625,000 ($0.40625 per share) on the first and second issuance of our Series B-1 Shares for each of the third and fourth quarters of 2005.

In December 2005 we declared a special dividend of $3,914,000 ($0.11 per share) on our common shares which was paid on January 17, 2006 to the holders of record as of December 30, 2005.

Results of Operations

As discussed earlier, one of the factors used to measure management’s performance is net income. We report our operations by each of our three strategic business segments to provide a measurement of our performance in these segments. In addition to our three business segments, we have our Corporate Activities. (See Business Segments - Footnote 23 to the financial statements in Item 8.)

Net Earnings

Net income increased by $7,078,000 to $29,530,000 for the year ended December 31, 2005 from $22,452,000 for the year ended December 31, 2004. The increase was due primarily to an increase in revenues of $26,948,000 as a result of our acquisition activity and an increase in other income of $23,781,000. The increase in other income in 2005 is predominantly attributable to the $11,000,000 received from the State of California in settlement of claims against the state from the 1986 flood at the Peachtree Mall property and $10,500,000 recognized in connection with the portion of Newkirk shares not subject to forfeiture received for the assignment of our management’s exclusivity as it relates to net leased assets. These increases were partially offset by an increase in depreciation and amortization expense of $6,315,000, an increase in interest expense of $14,304,000 and a decrease in income from discontinued operations of $19,935,000 of which $19,267,000 resulted from a gain on the sale of Park Plaza Mall.

Summary of Segment Operating Results

The following tables present a summary of revenues and expenses incurred by our Operating Properties, Loans and Real Estate Securities business segments for the years ended December 31, 2005, 2004 and 2003. We include in Corporate Activities interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items. See a discussion of these amounts by segment in the narratives following the tables.

Business Segments (In thousands)

	2005	2004	2003

Operating Properties
Rents	$25,469	$3,390	$1,589
Less - operating expenses	1,188	786	849
Less - real estate taxes	137	66	(36)

	24,144	2,538	776

Loans
Interest	3,664	1,292	–
Equity earnings in preferred investment	4,066	–	–
Loan fee income	75	–	–

	7,805	1,292	–

Real Estate Securities
Dividends	1,622	139	–
Gain on sale of real estate securities	243	1,153	–
Assignment of exclusivity agreement	10,500	–	–
Equity earnings in equity investment	304	–	–

	12,669	1,292	–

Less - Depreciation and Amortization	7,050	735	454

Less - Interest Expense
Operating properties	12,484	685	22
Loans	2,515	–	–

Corporate Income (Expense)
Interest income	2,111	1,097	838
General and administrative	(6,049)	(4,104)	(6,873)
Interest expense	(3)	(13)	(840)
Insurance recoveries	–	1,254	–
Legal settlement	11,000	–	–
State and local taxes	(500)	–	–

Income (loss) from continuing operations
before minority interest	29,128	1,936	(6,575)
Minority Interest	(179)	–	–

Income (loss) from continuing operations	28,949	1,936	(6,575)

Income from discontinued operations (1)	581	1,249	619
Gain on sale of discontinued operations	–	19,267	54

Income from discontinued operations	581	20,516	673

Net income (loss)	$29,530	$22,452	$(5,902)

Capital Expenditures			`
Operating Properties
	$684	$2,018	$134

Identifiable Assets
Operating properties	$244,902	$95,540	$59,684
VenTek	–	–	1,110
Loans	272,094	8,390	–
Real estate securities	104,604	14,734	–
Other	32,066	171,304	86,044

Total Assets	$653,666	$289,968	$146,838

(1) The results of VenTek, the Park Plaza property and the Sherman, Texas property have been classified as discontinued operations.

Results of Operations – 2005 Versus 2004

Income (Loss) from Continuing Operations

The income from continuing operations increased by $27,013,000 to $28,949,000 for the year ended December 31, 2005 from income of $1,936,000 for the year ended December 31, 2004. As more fully described below, this increase is primarily attributable to an increase in total revenues of $26,948,000 and an increase in other income of $23,781,000, which were partially offset by an increase in total expenses of $23,537,000.

Operating Properties

o	Rental income increased by $22,079,000 or approximately 651% to $25,469,000 for the year ended December 31, 2005 from $3,390,000 for the year ended December 31, 2004. The increase was primarily due to the acquisition of properties in late 2004 and 2005.
o	Operating expenses from our properties increased by $402,000 or approximately 51% to $1,188,000 for the year ended December 31, 2005 from $786,000 for the year ended December 31, 2004. The increase was due primarily to expenses associated with the rejection by Winn Dixie of its lease at our Jacksonville property.
o	The $71,000 increase in real estate tax expense resulted from real estate taxes paid by us at our Jacksonville property. Previously, those taxes were paid by Winn Dixie.
o	Interest expense related to our operating properties was $12,484,000 for 2005 compared to $685,000 for 2004 due primarily to the KeyBank financing which was put in place in November 2004.
o	Depreciation and amortization expense increased by $6,315,000 or approximately 859% to $7,050,000 for the year ended December 31, 2005 compared to $735,000 for the year ended December 31, 2004. The increase was due to the newly acquired net lease properties.

Loans

o	Interest income from our loan investments was $3,664,000 for the year ended December 31, 2005 compared to $1,292,000 for the year ended December 31, 2004. This was due primarily to our investment in whole pool agency mortgage-backed securities, which generated interest income in 2005 of $2,248,000. Equity in earnings in preferred equity increased from $0 in 2004 to $4,066,000 in 2005. The increase was due to our 2005 investment in the Marc loans, which generated equity in earnings of preferred equity of $4,066,000 in 2005.

Real Estate Securities

o	During 2005 we significantly increased our investment in real estate securities, most notably by our investment in Newkirk. This investment generated equity earnings from November 7, 2005 through December 31, 2005 of $304,000. In addition, as a result of our assignment of management’s exclusivity, we recognized other income of $10,500,000. Dividends recognized on other real estate securities were $1,622,000 during the year ended December 31, 2005. Also during 2005 we recognized gains aggregating $243,000 on the sale of our shares of certain real estate securities. During the year ended December 31, 2004 we received dividends of $139,000 and recognized a $1,153,000 gain on sale of securities available for sale.

Corporate Activities

o	Interest income earned on our cash and cash equivalents during the year ended 2005 was $2,111,000 compared to $1,097,000 for the same period during 2004. The increase was due primarily to higher yields on our cash invested.
o	General and administrative expenses increased by $1,945,000 or approximately 47% to $6,049,000 for the year ended December 31, 2005 from $4,104,000 for the year ended December 31, 2004. The primary cause of this increase was an increase in the advisory fee paid to FUR Advisors of $1,240,000 and expenses of $908,000 incurred in connection with the worked performed in order to comply with the Sarbanes-Oxley Act of 2002.
o	The $11,000,000 legal settlement reported in 2005 was received from the State of California in settlement of our claims against the State resulting from the flood at our Peachtree Mall property in 1986.
o	Insurance recoveries amounted to $1,254,000 for the year ended December 31, 2004. The insurance proceeds were recovered under the director’s and officer’s policy for reimbursement of legal fees expended in connection with the preferred shareholder litigation which was settled in 2004.

o	State taxes of $500,000 reported in 2005 relate to taxes paid to states for which we do not have net operating losses available.

Discontinued Operations

During 2004 we sold the Park Plaza Mall for a sales price of $77,500,000. We recognized a net gain on disposal of this property of $19,267,000. In addition, during 2004 we ceased our VenTek operations. The sale and operations of these assets have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The 2005 discontinued operations represent rent from the Sherman, Texas property as a result of the exercise of its purchase option by the tenant of the Sherman, Texas property who has not yet consummated the purchase and adjustments related to the Park Plaza Mall and VenTek dispositions.

Comprehensive Income (Loss)

Other comprehensive income for the year ended 2005 was comprised of unrealized gain on our real estate securities available for sale of $3,011,000, primarily related to our investment in Sizeler and unrealized gain on our interest rate swap and cap agreements of $2,263,000. These items were partially offset by an unrealized loss on our mortgage-backed securities available for sale of $1,393,000, which were purchased in 2005.

Other comprehensive income reported for the year ended December 31, 2004, was comprised of an unrealized gain of $3,359,000, on our real estate securities available for sale, which was also primarily due to our investment in Sizeler. This was partially offset by an unrealized loss on our interest rate swap and cap agreements of $325,000.

Results of Operations – 2004 Versus 2003

Income (Loss) from Continuing Operations

The income from continuing operations increased by $8,511,000 to $1,936,000 for the year ended December 31, 2004 from a loss of $6,575,000 for the year ended December 31, 2003. As more fully described below, this increase is attributable to an increase in total revenues of $3,491,000, an increase in other income of $2,407,000 and a decrease in total expenses of $2,613,000.

Operating Properties

o	Rental income increased by $1,801,000 or approximately 113% to $3,390,000 for the year ended December 31, 2004 from $1,589,000 for the year ended December 31, 2003. The increase was primarily due to the acquisition of the net lease properties which contributed $1,720,000 of revenue and an increase in revenues at Circle Tower of $81,000.
o	Operating expenses from our properties decreased by $63,000, or approximately 7%, to $786,000 for the year ended December 31, 2004 from $849,000 for the year ended December 31, 2003. The decrease was due to a decrease in professional fees of $55,000 associated with real estate tax appeals in 2003.
o	The $102,000 increase in real estate tax expense resulted from a refund received in 2003 for taxes previously paid by us with respect to the Mountaineer Mall. Exclusive of this refund, real estate tax expense remained constant.
o	Interest expense related to our operating properties was $694,000 for the year ended December 31, 2004.
o	Depreciation and amortization expense increased by $281,000, or approximately 62%, to $735,000 for the year ended December 31, 2004 compared to $454,000 for the year ended December 31, 2003. The increase was due to the newly acquired net lease properties.

Loans

o	Interest income from our loans was $1,292,000 for the year ended December 31, 2004 compared to $0 for the year ended December 31, 2003. The increase was due to our origination of the loans and our purchase of participating interests in the two loans in 2004. During 2003 there were no loans outstanding.

Real Estate Securities

o	During 2004 we significantly increased our investment in real estate securities. Dividends received on real estate securities were $139,000 during the year ended December 31, 2004. During the year ended December 31, 2003 we had minimal investments in real estate securities and no dividends were received with respect to these investments.
o	The gain on sale of securities available for sale consists primarily of the gain on the sale of Atlantic Realty Trust stock.

Corporate Activities

o	Interest income earned on our cash and cash equivalents during the year ended 2004 was $1,097,000 compared to $838,000 for the same period in 2003. The increase was due to significant cash reserves held during 2004 as a result of the sale of the Park Plaza Mall property.
o	General and administrative expenses decreased by $2,769,000 or approximately 40% to $4,104,000 for the year ended December 31, 2004 from $6,873,000 for the year ended December 31, 2003. The primary cause of this decrease was the 2003 expenses related to the Gotham transaction of $2,856,000 and a $700,000 expense in 2003 related to contingency reserves. Additional savings in legal, accounting and other professional fees of $868,000 were offset by an increase in advisory fees of $1,431,000.
o	Interest expense related to our corporate debt was $13,000 for the year ended December 31, 2004, compared to $840,000 for the year ended December 31, 2003. The decrease was due primarily to the savings of $835,000 in interest expense as a result of the repayment in full of the senior notes on October 1, 2003.
o	Insurance recoveries amounted to $1,254,000 for the year ended December 31, 2004. The insurance proceeds were recovered under the director’s and officer’s policy for reimbursement of legal fees expended in connection with the preferred shareholder litigation which was settled in 2004. We received $696,000 during 2004 and included $558,000 in accounts receivable and prepaid expenses at December 31, 2004.

Discontinued Operations

During 2004 we sold the Park Plaza Mall for a sales price of $77,500,000. We recognized a net gain on disposal of this property of $19,267,000. In addition, during 2004 we ceased our VenTek operations. The sale and operations of these assets have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Comprehensive Income (Loss)

For the year ended December 31, 2004, other comprehensive income was comprised of an unrealized gain of $3,359,000 on our real estate securities available for sale, which was primarily due to our investment in Sizeler. This was partially offset by an unrealized loss on our interest rate swap and cap agreements of $325,000. During 2003 there were no real estate securities available for sale or interest rate derivative agreements in place.

Critical Accounting Policies and Estimates

Our most critical accounting policy relates to the evaluation of the carrying value of real estate. We evaluate the need for an impairment loss on a real estate asset when indicators of impairment are present and the projected undiscounted cash flows from the asset are not sufficient to recover the asset’s carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The projection of cash flows used in the impairment evaluation involves significant judgment by management.

The allocation of the purchase price to Operating Properties upon acquisition also involves significant management judgment and has a significant impact on the amount and timing of depreciation and amortization. Upon acquisition of Operating Property, the fair value of the real estate, which includes the impact of mark-to-market adjustments for assumed mortgage debt related to the property acquired, is allocated to tangible assets, consisting of land, building and improvements, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and the value of tenant relationships, based in each case on management’s determination of fair value.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and improvements and fixtures and equipment based on management's determination of the relative fair values of these assets. Factors considered by management in making these analyses include an estimate of carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as- if-vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant's lease. The value of in-place leases and tenant relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

We also invest in mezzanine loans. In connection with these mezzanine loans, we may also acquire an ownership interest in the borrower that allows us to participate in a percentage of the underlying property’s cash flow from operations as well as proceeds from a sale or refinancing. At the inception of each such investment, management determines whether such investment should be accounted for as a loan, preferred equity, joint venture or as real estate. This requires management to use judgment in evaluating the substance of the investment and impacts the timing and amount of income recognized from the investment. We currently classify all of our mezzanine loans, where we also acquire an ownership interest in the borrower and also receive a preferred return, as preferred equity investments.

In addition, our loans are periodically evaluated for possible impairment in order to determine whether it is necessary to establish a loan loss reserve. In some instances, if a borrower is experiencing difficulties making loan payments, we may assist the borrower to address the problems, which could include extending the loan term, making additional advances, or reducing required payments. If, in our judgment, it is probable we will not receive all contractually required payments when they are due, the loan is deemed impaired, and a loan loss reserve established. As of December 31, 2005 we have determined that no loan loss reserve is necessary.

Finally, estimates are used when accounting for the allowance for contingent liabilities and other commitments. These estimates are susceptible to change and actual results could differ from these estimates.

Recently Issued Accounting Standards

There have been no new accounting standards or interpretations that have been issued that we have not yet adopted that we believe will have a material impact on our consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on our cash flow and earnings.

Among our liabilities are both fixed and variable rate debt. In an attempt to mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we entered into the following agreements: (i) an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at December 31, 2005 of $51,417,000, from a floating rate equal to LIBOR plus 4.5% to a fixed rate of 8.55% and (ii) an interest rate swap with a balance guaranty on our Repurchase Agreement, which bears interest at LIBOR minus 0.003%, effectively fixing our rate at 4.045% on that financing. The notional amount of the balance guaranty swap was $95,798,000 at December 31, 2005.

The fair value of the Trust’s fixed rate debt approximates its carrying value at December 31, 2005 and 2004.

The following table shows what the annual effect of an increase in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate loans at December 31, 2005.

	Change in LIBOR

	1%	2%	3%

Additional interest expense	$574	$1,148	$1,723
`

Market Value Risk

Our mortgage-backed securities are reflected at their estimated fair value of $126,163,000 at December 31, 2005 with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

Prepayment Risk

As we receive prepayments of principal on these securities, premiums paid on such securities are amortized against interest income using the effective yield method through the expected maturity dates of the securities. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the securities. Our unamortized premium at December 31, 2005 was $865,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Reports of Independent Registered Public Accounting Firms	45 – 47

Consolidated and Combined Balance Sheets as of December 31, 2005 and 2004	48

Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003	49

Consolidated and Combined Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	50

Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	51 & 52

Notes to Consolidated and Combined Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees
And Shareholders of
Winthrop Realty Trust
Boston, Massachusetts

We have audited management’s assessment, included in “the accompanying Management’s Report on Internal Control over Financial Reporting”, that Winthrop Realty Trust together with its consolidated subsidiaries (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at FT-Ontario LLC which was acquired on October 28, 2005 and whose financial statements constitute 8% and 4% of net and total assets, respectively, 3% of revenues and 1% of net income, of the consolidated and combined financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at FT-Ontario LLC. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trustees, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Trust and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees
and Shareholders of
Winthrop Realty Trust
Boston, Massachusetts

We have audited the accompanying consolidated and combined balance sheets of Winthrop Realty Trust and subsidiaries (the “Trust”) (formerly known as First Union Real Estate Equity and Mortgage Investments) as of December 31, 2005 and 2004, and the related consolidated and combined statements of operations and comprehensive income (loss), shareholders’ equity, and of cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the 2005 and 2004 information included in the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Winthrop Realty Trust and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2005 and 2004 information included in the financial statement schedule, when considered in relation to the basic 2005 and 2004 consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Trust’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Winthrop Realty Trust (formerly known as First Union Real Estate
Equity and Mortgage Investments and First Union Management, Inc.):

We have audited the accompanying combined statements of operations and comprehensive income, shareholders’ equity, and cash flows of Winthrop Realty Trust (formally known as First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries) (the “Company”) for the year ended December 31, 2003. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of the operations, changes in shareholders’ equity and cash flows of Winthrop Realty Trust for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 4, 2004, except for the effects of the
discontinued operations described in notes 2,
18 and 23 which are as of March 14, 2006

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2005	2004

ASSETS
Investments in real estate, at cost
Land	$12,595	$3,929
Buildings and improvements	203,323	87,599

	215,918	91,528
Less - accumulated depreciation	(9,267)	(4,750)

Investments in real estate, net	206,651	86,778
Cash and cash equivalents	19,018	82,559
Restricted cash	626	–
Mortgage-backed securities available for sale pledged
under repurchase agreements	126,163	–
Loans receivable	67,504	8,390
Accounts receivable and prepayments, net of allowance
of $23 and $57, respectively	9,094	3,391
Real estate securities available for sale	34,300	14,734
Preferred equity investment	78,427	–
Equity investment	70,304	–
Lease intangibles, net	36,735	7,205
Deferred financing costs, net	1,516	1,157
Assets of discontinued operations	1,382	1,379
Real estate held for syndication	–	84,375
Other assets	1,946	–

TOTAL ASSETS	$653,666	$289,968

LIABILITIES
Repurchase agreements	$121,716	$–
Mortgage loans payable	175,118	84,206
Liabilities of real estate held for syndication	–	76,762
Loans payable	30,025	44
Revolving line of credit	16,000	–
Accounts payable and accrued liabilities	7,598	5,615
Dividends payable	5,530	516
Below market lease intangibles, net	4,569	–
Deferred income	9,500	68
Liabilities of discontinued operations	1,659	2,615

TOTAL LIABILITIES	371,715	169,826

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	27,527	–

SHAREHOLDERS’ EQUITY
Series A Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference, 2,300,000
shares authorized, 983,082 outstanding in 2005 and 2004	23,131	23,131
Series B-1 Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference, 4,000,000
shares authorized and outstanding in 2005, none in 2004	94,164	–
Common Shares of Beneficial Interest, $1 par, unlimited authorized,
35,581,479 and 31,058,013 outstanding in 2005 and 2004, respectively	35,581	31,059
Additional paid-in capital	221,386	207,968
Accumulated other comprehensive income	6,915	3,034
Accumulated distributions in excess of net income	(126,753)	(145,050)

Total Shareholders' Equity	254,424	120,142

TOTAL LIABILITIES, MINORITY INTEREST AND
SHAREHOLDERS' EQUITY	$653,666	$289,968

See Notes to Consolidated and Combined Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,

	2005	2004	2003

Revenues
Rents	$25,469	$3,390	$1,589
Interest and dividends	7,397	2,528	838

	32,866	5,918	2,427

Expenses
Property operating	1,188	786	849
Real estate taxes	137	66	(36)
Depreciation and amortization	7,050	735	454
Interest	15,002	698	862
State and local taxes	500	–	–
General and administrative	6,049	4,104	6,873

	29,926	6,389	9,002

Other income
Legal settlement	11,000	–	–
Assignment of exclusivity agreement	10,500	–	–
Equity in earnings of preferred equity investment	4,066	–	–
Equity in earnings of equity investment	304	–	–
Loan fee income	75	–	–
Insurance recoveries	–	1,254	–
Gain on sale of real estate securities available for sale	243	1,153	–

	26,188	2,407	–

Income (loss) from continuing operations
before minority interest	29,128	1,936	(6,575)
Minority interest	(179)	–	–

Income (loss) from continuing operations	28,949	1,936	(6,575)

Discontinued operations:
Income from discontinued operations	581	1,249	619
Gain on sale of real estate	–	19,267	54

Income from discontinued operations	581	20,516	673

Net income (loss)	29,530	22,452	(5,902)
Preferred dividend	(7,319)	(2,064)	(2,064)

Net income (loss) applicable to Common
Shares of Beneficial Interest	$22,211	$20,388	$(7,966)

Comprehensive income (loss)
Net income (loss)	$29,530	$22,452	$(5,902)
Unrealized gain on securities	1,618	3,359	–
Unrealized gain (loss) on interest rate derivative	2,263	(325)	–

Comprehensive income (loss)	$33,411	$25,486	$(5,902)

Per common share data - Basic:
Income (loss) from continuing operations	$0.66	$–	$(0.28)
Income from discontinued operations	0.02	0.66	0.02

Net income (loss)	$0.68	$0.66	$(0.26)

Per common share data - Diluted:
Income (loss) from continuing operations	$0.52	$–	$(0.28)
Income from discontinued operations	0.01	0.66	0.02

Net income (loss)	$0.53	$0.66	$(0.26)

Basic Weighted-Average Common Shares	32,451	31,059	30,885

Diluted Weighted-Average Common Shares	55,408	31,059	30,885

See Notes to Consolidated and Combined Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per share amounts)

	Series A Preferred Shares of Beneficial Interest		Series B-1 Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2003	983	$23,131	–	$–	34,814	$34,814	207,634	$(157,472)	$–	$108,107

Net loss	–	–	–	–	–	–	–	(5,902)	–	(5,902)
Dividends paid or accrued on preferred
shares ($2.10 per share)	–	–	–	–	–	–	–	(2,064)	–	(2,064)
Issuance of common shares	–	–	–	–	5,000	5,000	8,000	–	–	13,000
Repurchase of common shares	–	–	–	–	(8,755)	(8,755)	(7,666)	–	–	(16,421)

Balance, December 31, 2003	983	23,131	–	–	31,059	31,059	207,968	(165,438)	–	96,720

Net income	–	–	–	–	–	–	–	22,452	–	22,452
Dividends paid or accrued on preferred
shares ($2.10 per share)	–	–	–	–	–	–	–	(2,064)	–	(2,064)
Unrealized gain on real estate securities
available for sale	–	–	–	–	–	–	–	–	3,359	3,359
Unrealized loss on interest rate derivative	–	–	–	–	–	–	–	–	(325)	(325)

Balance, December 31, 2004	983	23,131	–	–	31,059	31,059	207,968	(145,050)	3,034	120,142

Net income	–	–	–	–	–	–	–	29,530	–	29,530
Dividends paid or accrued on Series A
preferred shares ($2.10 per share)	–	–	–	–	–	–	–	(2,064)	–	(2,064)
Dividends paid or accrued on Series B-1
preferred shares ($1.49 per share)	–	–	–	–	–	–	–	(5,255)	–	(5,255)
Dividends accrued on common shares
($.11 per share)	–	–	–	–	–	–	–	(3,914)	–	(3,914)
Unrealized gain on real estate securities
available for sale	–	–	–	–	–	–	–	–	3,011	3,011
Unrealized loss on mortgage-backed
securities held for sale	–	–	–	–	–	–	–	–	(1,393)	(1,393)
Unrealized gain on interest rate derivatives	–	–	–	–	–	–	–	–	2,263	2,263
Issuance of common shares	–	–	–	–	4,522	4,522	13,418	–	–	17,940
Issuance of Series B-1 preferred shares	–	–	4,000	94,164	–	–	–	–	–	94,164

Balance, December 31, 2005	983	$23,131	4,000	$94,164	35,581	$35,581	$221,386	$(126,753)	$6,915	$254,424

See Notes to Consolidated and Combined Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE
EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities
Net income (loss)	$29,530	$22,452	$(5,902)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities
Depreciation and amortization (including amortization of deferred
financing costs)	4,944	1,636	2,161
Amortization of lease intangibles	2,562	153	–
Straight-lining of rental income	(1,436)	(780)	–
Equity in undistributed earnings of preferred equity investment net of distributions	(490)	–	–
Equity in undistributed earnings of equity investment	(304)	–	–
Minority interest	179	–	–
Gain on assigment of exclusivity agreement	(10,500)	–	–
Gain on sale of real estate	–	(19,267)	(54)
Gain on sale of real estate securities available for sale	(243)	–	–
Decrease in deferred income	(68)	(359)	(44)
Bad debt write-off	99	90	–
Interest receivable on loans	(806)	–	–
Net changes in other operating assets and liabilities	(3,442)	62	92

Net cash provided by (used in) operating activities	20,025	3,987	(3,747)

Cash flows from investing activities
Investments in real estate	(67,453)	(63,944)	(1,061)
Contributions of minority interests	27,347	–	–
Purchase of mortgage-backed securities available for sale	(149,134)	–	–
Proceeds from paydown of mortgage-backed securities available for sale	21,463	–	–
Investment in equity investment	(50,000)	–	–
Investment in preferred equity investment	(77,937)	–	–
Purchase of real estate securities available for sale	(17,965)	(23,094)	(86)
Proceeds from investments held to maturity	–	68,900	1,397,808
Purchase of investments held to maturity	–	–	(1,362,734)
Proceeds from sale of real estate securities available for sale	1,654	11,806	–
Proceeds from sale of real estate	–	33,635	–
Increase in restricted cash	(626)	2,818	(850)
Issuance of loans receivable	(63,888)	(24,540)	–
Collection of loans receivable	5,580	16,150	–
Purchase of real estate held for syndication	–	(7,613)	–
Net proceeds from sale of parking business and other assets	–	15	60

Net cash (used in) provided by investing activities	(370,959)	14,133	33,137

			(Continued)

See Notes to Consolidated and Combined Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE
EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Years Ended December 31,

	2005	2004	2003

Cash flows from financing activities
Increase in borrowings under repurchase agreements	144,161	–	–
Repayment of borrowings under repurchase agreements	(22,445)	–	–
Proceeds from mortgage loans payable	22,600	53,000	–
Proceeds from loans payable	30,000	–	–
Payments of loans payable	(19)	(20)	(16)
Proceeds from revolving line of credit	16,000	–	–
Deferred financing costs	(758)	(1,196)	–
Principal payments of mortgage loans payable	(8,031)	(205)	(324)
Issuance of Common Shares	17,940	–	13,000
Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares	94,164	–	–
Dividends paid on Preferred Shares	(6,219)	(2,064)	(2,064)
Payment of senior notes	–	–	(12,538)
Repurchase of Common Shares	–	–	(16,421)

Net cash provided by (used in) financing activities	287,393	49,515	(18,363)

Net (decrease) increase in cash and cash equivalents	(63,541)	67,635	11,027
Cash and cash equivalents at beginning of period	82,559	14,924	3,897

Cash and cash equivalents at end of period	$19,018	$82,559	$14,924

Supplemental Disclosure of Cash Flow Information
Interest paid	$14,888	$2,043	$4,829

Taxes paid	$162	$55	$–

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Preferred Shares	$1,616	$516	$516
Stock received for assignment of Exclusivity Rights	(20,000)	–	–
Loan receivable in connection with the sale of parking business	–	–	(133)
Transfer of inventory in connection with the sale of parking business	–	–	158
Net transfer of receivables and payables in connection with the
sale of parking business	–	–	19
Mortgage loan and interest payable assumed in acquisition	–	32,401
Dividends accrued on Common Shares	3,914	–	–
Mortgage loan assumed by purchaser of property	–	(41,313)	–
Liabilities of real estate held for syndication assumed in acquisition	–	76,762	–

See Notes to Consolidated and Combined Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Business

Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments) is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 31, 2005 (the “Declaration of Trust”), which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments.

The accompanying financial statements represent the consolidated and combined results of the registrant, Winthrop Realty Trust (the “Trust”), WRT TRS Management Corp. (formerly known as First Union Management, Inc.) (“FUMI”), 5400 Westheimer L.P., FT Ontario Holdings LLC, and FT-Toy LLC. Under a trust agreement, all of the outstanding shares of stock of FUMI were held for the benefit of the shareholders of the Trust under a trust agreement. Effective July 1, 2005, the Trust consummated a business combination with FUMI pursuant to which FUMI became a wholly owned subsidiary of the Trust.

Effective January 1, 2005, the Trust conducts its business through WRT Realty L.P. (formerly First Union REIT L.P.), a Delaware limited partnership (the “Operating Partnership”). The Trust is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interest in the Operating Partnership. The transfer of the Trust’s assets and liabilities to the Operating Partnership had no effect on the Trust’s financial statements.

The Trust operates in three business segments: (i) ownership of real estate operating properties, (ii) ownership of loans receivable (“Loans”) and (iii) ownership and trading of real estate securities. At December 31, 2005, the Trust owned directly or indirectly:

Operating Properties

o	16 net leased properties acquired in the portfolio transaction commonly referred to as the Finova transaction.

o	Two adjacent office buildings located in Amherst, New York net leased to Ingram Micro, Inc.,

o	A multi-tenanted office building located in Indianapolis, Indiana commonly referred to as Circle Tower.

o	A 1% general partnership and 7% limited partnership interest in an office building located in Houston, Texas net leased to Duke Energy. This property is commonly referred to as 5400 Westheimer.

o	An 80% interest in 128,000 square feet of retail and office space constituting the first 6 floors of a mixed-use building and 208 parking spaces located in Chicago, Illinois.

o	Two office properties net leased to Verizon of New England, Inc.

Loans

o	A first mortgage loan secured by a Wingate Hotel and the land on which it is situated located in Clearwater, Florida.

o	26 separate convertible mezzanine loans and equity investments accounted for as a preferred equity investment in 26 separate entities holding multi-tenanted office buildings located in the Chicago metropolitan and suburban area and two second mortgage loans on two multi-tenanted office buildings located in Westchester, Illinois.

o	A one-third interest in a 99% participation interest in a loan secured by a fourth mezzanine loan on a property located in New York City and commonly referred to as the Toy Building.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Business (Continued)

Loans (Continued)

o	Mortgage-backed securities pledged under repurchase agreements which represent interests in residential first mortgage loans.

o	Loans secured by limited partnership interests representing an aggregate 19% interest in 5400 Westheimer.

Real Estate Securities

o	1,755,600 shares of common stock of Sizeler Property Investors, Inc. (NYSE:SIZ) which represents 8.3% of the outstanding shares.

o	692,070 shares of common stock of America First Apartment Investors, Inc. (NASDAQ:APRO) which represents 6.58% of the outstanding shares.

o	4,375,000 shares of common stock of Newkirk Realty Trust, Inc. (NYSE:NKT) ("Newkirk") representing 22.6% of the outstanding common stock in Newkirk, a portion of which are subject to forfeiture.

o	Securities of other real estate investment trusts.

At December 31, 2005, 16.6% of the Trust’s total assets represented investments made directly in, or secured by, properties located in the Chicago, Illinois metropolitan area.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated and combined financial statements include the Trust, the Operating Partnership, FUMI, their wholly-owned subsidiaries, and investments in limited partnerships that are controlled by the Trust. All inter-company accounts and transactions have been eliminated in consolidation.

The consolidated and combined financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The estimates that are particularly susceptible to change relate to management’s estimate of the impairment of real estate and whether there have been other-than-temporary impairments to the value of the Trust’s real estate securities for sale and mortgage-backed securities available for sale. In addition, estimates are used when accounting for the allowance for doubtful accounts. Actual results could differ from these estimates.

Reclassifications

Certain prior year balances reflected in footnote 23 “Business Segments” have been reclassified in order to conform to the current year presentation.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Investments in Real Estate

Real estate assets are stated at historical cost. Expenditures for repairs and maintenance are expensed as incurred. Significant renovations that extend the useful life of the properties are capitalized. Depreciation for financial reporting purposes is computed using the straight-line method. Buildings are depreciated over their estimated useful lives of 10 to 40 years, based on the property’s age, overall physical condition, type of construction materials and intended use. Improvements to the buildings are depreciated over the remaining useful life of the building at the time the improvement is completed. Tenant improvements are depreciated over the life of the lease of the tenant. The Trust reviews its portfolio of properties for any impairment losses if events or changes in circumstances indicate that the carrying value of the real estate may not be recoverable. The Trust records impairment losses when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset’s carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

The fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt related to such property, is allocated to the acquired tangible assets, consisting of land, building and improvements, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on management’s determination of fair value.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and improvements and fixtures and equipment based on management's determination of the relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as- if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant's lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with maturities of three months or less.

Restricted Cash

Restricted cash in escrow accounts and deposits securing a loan payable includes reserves for tenant improvements, leasing commissions, real estate taxes and other costs pursuant to the loan agreements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Mortgage-Backed Securities

All of the Trust’s mortgage-backed securities are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and temporary losses excluded from earnings and reported in other comprehensive income or loss, a component of shareholders’ equity. Charges for other-than-temporary impairments are included in net income.

The Trust’s mortgage-backed securities consist of a portfolio of whole pool adjustable rate mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”). All of the Trust’s mortgage-backed securities are pledged as collateral under the Trust’s repurchase agreement.

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities are amortized and recorded as interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity.

Loans Receivable

The Trust’s policy is to record loans receivable at cost. The Trust evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the collateral if the loan is collateral dependent. Interest income is recognized on an accrual basis.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Trust’s best estimate of the amount of probable credit losses in the Trust’s existing accounts receivable. The Trust reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Trust does not have any off-balance-sheet credit exposure related to its tenants.

Real Estate Securities Available for Sale

The Trust classifies investments in real estate equity securities with readily determinable fair values on the balance sheet as available-for-sale, based on the Trust’s intent with respect to those securities. Specifically, the Trust’s investments in equity securities with readily determinable fair market values are accounted for as available-for-sale because these securities are held principally for investment purposes and not for sale in the short term. Accordingly, the Trust records these investments at fair value, and unrealized gains and losses are recognized through shareholders’ equity, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in net income. Sales of securities are recorded on the trade date and gains or losses are determined on the specific identification method.

Preferred Equity Investment

The Trust invests in mezzanine loans. In connection with these mezzanine loans, the Trust may also acquire an ownership interest in the borrower that allows the Trust to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, preferred equity, joint

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Preferred Equity Investment (Continued)

venture or as real estate. The Trust classifies all of its current portfolio of mezzanine loans where the Trust acquires an ownership interest in the borrower and a preferred return as preferred equity investments and they are accounted for using the equity method because the Trust has the ability to significantly influence, but not control, the investee’s operating and financial policies.

Equity Investment

The Trust accounts for its investments in companies in which it has the ability to significantly influence but does not have a controlling interest, by using the equity method of accounting. Factors that are considered in determining whether or not the Trust exercises control include important rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing, operations and capital budgets, other contractual rights, and ultimate removal of the general partner in situations where the Trust is the general partner. To the extent that the Trust is deemed to control these entities, these entities would be consolidated. Determination is made on a case-by-case basis. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Trust’s share of net earnings or losses as they occur.

Real Estate Held for Syndication

Real estate acquired for the purpose of selling limited partnership interests sponsored by the Trust is classified as real estate held for syndication.

Deferred Financing Costs

Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense.

Minority Interest

Interests held by partners in limited partnerships consolidated by the Trust are reflected in minority interest.

Investment in Limited Partnerships

The Trust elected to adopt the provisions of FASB Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”) during the quarter ended September 30, 2005, effective January 1, 2005. EITF 04-5 requires the controlling general partner of a limited partnership to consolidate the limited partnership in its consolidated financial statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Investment in Limited Partnerships (Continued)

The impact of the adoption on the January 1, 2005 balance sheet was as follows (in thousands):

Assets:	Previously Presented	Consolidated (1)

Real estate held for syndication	$84,375	$–
Land	–	7,075
Building, net	–	62,438
Lease intangibles, net	–	16,410
Deferred costs, net	–	43

	$84,375	$85,966

Liabilities:

Liabilities of real estate held for syndication	$76,762	$–
Mortgage loan	–	76,343
Below market lease intangibles, net	–	1,591
Accrued expenses		419

	$76,762	$78,353

(1)	Amounts have been reclassified from that previously reported in order to separately report below-market lease intangibles, net.

Fair Value of Financial Instruments

Financial instruments held by the Trust include cash and cash equivalents, restricted cash, mortgage-backed securities available for sale, real estate securities available for sale, loans receivable, interest rate swap agreements, accounts receivable, revolving line of credit, accounts payable, long-term debt and repurchase agreements. The fair value of the cash and cash equivalents, restricted cash, mortgage-backed securities available for sale, real estate securities available for sale, interest rate swap agreements, accounts receivable, accounts payable and repurchase agreements approximate their current carrying amounts. The fair value of the Trust’s mortgage loans payable, loan payable and revolving line of credit approximate their current carrying amounts at December 31, 2005 primarily due to the Trust obtaining or acquiring the loans within the past 12 months.

Derivative Financial Instruments

The Trust accounts for its interest rate swap agreements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. In accordance with SFAS No. 133, all interest rate swap agreements are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. Since the Trust’s derivatives are designated as “cash flow hedges,” the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings. The ineffective amount of all interest rate swap agreements, if any, is recognized in earnings each quarter. To date, the Trust has not recognized any change in the value of its interest rate swap agreements in earnings as a result of the hedge or a portion thereof being ineffective. Accordingly, changes in value are recorded through other comprehensive income. The fair value of the Trust’s interest rate swaps are approximately $1,938,000 at December 31, 2005 and are included in other assets at December 31, 2005. Such fair value estimates are not necessarily indicative of the amounts that would be recognized upon disposition of the Trust’s financial instruments. During the year ended December 31, 2006, the Trust estimates that it will reclassify $823,000 from other comprehensive income to earnings as a decrease in interest expense.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments (Continued)

Upon entering into hedging transactions, the Trust documents the relationship between the interest rate swap agreements and the hedged liability. The Trust also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Trust assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly “effective,” as defined by SFAS No. 133. The Trust discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as an interest rate swap agreement is no longer appropriate. To date, the Trust has not discontinued hedge accounting for any of its interest rate swap agreements. The Trust utilizes interest rate swap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes.

Repurchase Agreements

The Trust financed the June 2005 and December 2005 acquisition of its mortgage-backed securities through the use of repurchase agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Trust pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Trust retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Trust is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Trust may renew such agreement at the then prevailing financing rate. Margin calls, whereby the lender requires the Trust to pledge additional collateral to secure borrowings under its repurchase agreement with the lender, may be experienced by the Trust as the current face value of its mortgage-backed securities declines due to scheduled monthly amortization and prepayments of principal on such mortgage-backed securities. In addition, margin calls may also occur when the fair value of the mortgage-backed securities pledged as collateral declines due to increases in market interest rates or other market conditions.

The original term to maturity of the Trust’s repurchase agreements is one month. Should the counterparty decide not to renew a repurchase agreement at maturity, the Trust must either refinance it elsewhere or satisfy the obligation, which might require the Trust to liquidate a portion or all of its investment in mortgage-backed securities.

The Trust understands that the FASB is considering placing an item on its agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Trust records such assets and the related financing gross on our balance sheet, and the corresponding interest income and interest expense gross on its income statement. Any change in fair value of the security is reported through other comprehensive income under SFAS No.115, because the security is classified as “available for sale”.

However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller may be required to continue to consolidate the assets sold to the Trust, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, the Trust may be precluded from presenting the assets gross on its balance sheet and should instead be treating its net investment in such assets as a derivative.

If it is determined that these transactions should be treated as investments in derivatives, the interest rate swaps entered into by the Trust to hedge its interest rate exposure with respect to the borrowings under the associated repurchase agreements would no longer qualify for hedge accounting, but would, as with the underlying asset transactions, also be marked to market through the income statement.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Repurchase Agreements (Continued)

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the Trust’s financial statements. The Trust’s cash flows, its liquidity and its ability to pay a dividend would be unchanged, and the Trust does not believe its taxable income or REIT status would be affected. The Trust’s net equity would not be materially affected. If the Trust were to change its current accounting treatment for these transactions as of December 31, 2005, total assets and total liabilities would each be reduced by approximately $121,716,000.

Stock Options

There were no stock option grants during the years ended December 31, 2005 and 2004 and all previously issued options are fully vested; therefore pro forma and actual net income and related earnings per share are the same for those years. In December 2003 the Trust granted 100,000 options (Note 16). The Trust has accounted for these options in accordance with APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” If compensation expense for the Trust’s share option plans had been recorded based on the fair value at the grant date in December 2003, consistent with SFAS No. 123, the Trust’s net income would be adjusted by $126,000 in 2003. Effective January 1, 2005, the Trust adopted the provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation.”

Revenue Recognition

The Trust accounts for its leases with tenants as operating leases with rental revenue recognized on a straight-line basis over the lease term. Accordingly, deferred rental income is recorded from tenants for the amount that is expected to be collected over the lease term rather than currently. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date. Deferred rental income recorded in the Consolidated and Combined Statement of Operations and Comprehensive Income (Loss) amounted to $1,385,000 and $758,000 for the Trust at December 31, 2005 and 2004, respectively.

Tenant leases that are not net leases generally provide for (i) billings of fixed minimum rental and (ii) billings of certain operating costs. The Trust accrues the recovery of operating costs based on actual costs incurred. These amounts are included in accounts receivable at December 31, 2005.

Income Taxes

The Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum distribution requirement.

Effective July 1, 2005, the Trust consummated a business combination with FUMI pursuant to which FUMI became a wholly-owned subsidiary of the Trust. In connection with the business combination, FUMI elected to be treated for Federal income tax purposes as a taxable REIT subsidiary. In order for the Trust to continue to qualify as a REIT, the value of the FUMI stock cannot exceed 20% of the value of the Trust’s total assets. At December 31, 2005 FUMI did not exceed 20% of the value of the Trust’s total assets. The net income of FUMI is taxable at regular corporate tax rates. Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as determined by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. The Trust and FUMI do not file consolidated tax returns.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share

The Trust has calculated earnings per share in accordance with SFAS No.128, “Earnings Per Share.” SFAS No.128 requires that common share equivalents be excluded from the weighted-average shares outstanding for the calculation of basic earnings per share. The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per-share data):

	2005	2004	2003

Basic
Income (loss) from continuing operations	$28,949	$1,936	$(6,575)
Preferred dividend	(7,319)	(2,064)	(2,064)

Income (loss) from continuing operations, net of preferred dividend	21,630	(128)	(8,639)
Income from discontinued operations	581	20,516	673

Net income (loss) applicable to Common Shares	$22,211	$20,388	$(7,966)

Basic weighted-average Common Shares	32,451	31,059	30,885

Income (loss) from continuing operations, net of preferred dividend	$0.66	$(0.00)	$(0.28)
Income from discontinued operations	0.02	0.66	0.02

Net income (loss) per Common Share	$0.68	$0.66	$(0.26)

Diluted
Income (loss) from continuing operations	$28,949	$1,936	$(6,575)
Preferred dividend	–	(2,064)	(2,064)

Income (loss) from continuing operations, net of preferred dividend	28,949	(128)	(8,639)
Income from discontinued operations	581	20,516	673

Net income (loss) applicable to Common Shares	$29,530	$20,388	$(7,966)

Basic weighted-average Common Shares	32,451	31,059	30,885
Convertible Preferred Shares	22,909	–	–
Stock Options	48	–	–

Diluted weighted-average Common Shares	55,408	31,059	30,885

Income (loss) from continuing operations, net of preferred dividend	$0.52	$(0.00)	$(0.28)
Income from discontinued operations	0.01	0.66	0.02

Net income (loss) per Common Share	$0.53	$0.66	$(0.26)

The Trust’s Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series A Shares”) and Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Shares”) are antidilutive for the year ended December 31, 2004 and 2003 and, accordingly, are not included in the weighted average shares outstanding for the diluted earnings per share. The Series A Shares and Series B-1 Shares were dilutive for the year ended December 31, 2005.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

In March 2005 the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143,” which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. The Trust adopted this pronouncement in 2005, as required, but there was no impact on our consolidated and combined financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Trust believes that the adoption of SFAS No. 154 will not have a material effect on our consolidated and combined financial statements.

In June 2005 the FASB ratified the EITF’s consensus on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships have to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. As previously indicated, the Trust elected to adopt the EITF 04-5 effective January 1, 2005 and as a result began to consolidate 5400 Westheimer Holdings L.P.

3. Real Estate Investments

At December 31, 2005, real estate assets represented nineteen net leased retail, office and industrial properties, two multi-tenanted office properties and one warehouse property that had been previously net leased to Winn Dixie and is now being marketed for lease as a multi-tenant property.

In November 2005, Winn-Dixie Stores, Inc., the tenant at the Trust’s Jacksonville, Florida property, elected to reject its lease in connection with its proceeding under Chapter 11 of the United States Bankruptcy Code. As a result, the property is currently vacant, except for a lease with respect to approximately 175,000 square feet (of the approximately 550,000 total rentable square feet at the property) that is currently leased to a previous sub-tenant of Winn-Dixie. In addition, under the terms of its lease, Winn-Dixie was responsible for the remediation of petroleum related contamination encountered in the ground water during removal of underground storage tanks. However, in light of Winn-Dixie’s bankruptcy, it is probable that Winn-Dixie will not honor its obligation and that the Trust will not recover a material amount by bringing a claim against Winn-Dixie. Given the nature of the contamination at the Jacksonville property and the inclusion of a substantial portion of the costs associated with the remediation being covered by a state sponsored plan, the Trust does not believe the costs to be borne by the Trust would be material.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. Real Estate Investments (Continued)

Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

2006	$25,476
2007	25,112
2008	24,868
2009	25,039
2010	14,526
Thereafter	69,429

`	$184,450

Tenant Concentration

Five tenants contributed approximately 82% of the base rental revenues of the Trust for the year ended December 31, 2005. Three tenants accounted for approximately 54% of the base rental revenues of the Trust in 2004.

Finova Property Acquisitions

On November 18, 2004, FT-Fin Acquisition LLC (“FT-Fin”), a Delaware limited liability company wholly-owned by the Trust, acquired from Finova Capital Corporation, an unaffiliated third party, 16 triple-net leased properties containing approximately 2.5 million gross square feet. The aggregate purchase price for the properties was approximately $92,076,000 including closing adjustments and inclusive of the assumption of approximately $32,401,000 of existing first mortgage debt and accrued interest payable on certain of the properties. Additionally, FT-Fin acquired $1,674,000 of rent receivables and incurred $711,000 of debt costs. This acquisition was funded from the proceeds of a $27,000,000 loan as well as $33,480,000 in net proceeds realized from the sale of the Park Plaza property in June 2004 which were being held by a qualified intermediary to enable the Trust to acquire the properties in a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) and cash on hand of $1,580,000. The Trust has allocated the purchase price to real estate and lease intangibles.

Westheimer Property

In November 2004 5400 Westheimer Holding L.P. ("5400 Westheimer") was created to acquire and hold 100% ownership interest in real property located at 5400 Westheimer Court, Houston, Texas. The purchase price of the property and costs incurred in connection with the acquisition aggregated approximately $7,613,000 in cash and the assumption of debt of approximately $76,762,000. The cash portion was funded as follows: (i) $80,000 from the Trust for a 1% general partner interest; (ii) $241,000 from a third party limited partner for a 99% limited partnership interest; and (iii) $7,533,000 by a loan from the Trust.

On January 3, 2005 the $7,533,000 loan previously made by the Trust to 5400 Westheimer was satisfied by the payment of $7,040,000, with the balance being satisfied through the issuance of a 7% limited partnership interest in 5400 Westheimer to the Trust.

In addition, on January 3, 2005 the Trust made non-recourse loans to limited partners of 5400 Westheimer aggregating $1,338,000 (the "LP Loans") which are secured by the applicable limited partner's interest in 5400 Westheimer. The loans bear interest at 12% per annum and require quarterly payments of interest only. On October 6, 2005 two of the limited partners in 5400 Westheimer paid in full their LP Loans aggregating $321,000 and the Trust received the required principal payment of $508,250 on January 5, 2006. The remaining principal payment in the amount of $508,250 is due on January 5, 2007. If all of the remaining borrowers of the LP Loans were to default on their LP Loans, the Trust would acquire an additional 19% limited partner interest in 5400 Westheimer.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. Real Estate Investments (Continued)

Westheimer Property (continued)

In addition to its ownership interest, the Trust will receive an incentive payment equal to 20% of any distributions paid to the limited partners of 5400 Westheimer after each limited partner has received distributions equal to their investment plus a 6% return, compounded annually.

5400 Westheimer has been consolidated in accordance with EITF 04-5.

Amherst, New York Property

On May 25, 2005 the Trust acquired two adjacent office building properties in Amherst, New York that are net leased to and serve as the east coast headquarters of Ingram Micro, Inc. The properties contain an aggregate of 200,000 square feet of office space and were acquired for an aggregate purchase price of $22,055,000.

Ontario Property

On October 28, 2005 the Trust entered into a joint venture agreement with Marc Ontario LLC (an affiliate of Marc – see Note 7) pursuant to which the Trust formed FT-Ontario Holdings LLC ("FT-Ontario"), a Delaware limited liability company. Pursuant to the terms of the joint venture agreement, the Trust and Marc Ontario LLC contributed approximately $5,526,000 and $1,282,000, respectively, to the capital of FT-Ontario. The Trust is the managing member of FT-Ontario and hold an 80% interest in FT-Ontario. At such time as each of the members of FT-Ontario receives aggregate distributions equal to their invested capital plus a 9% cumulative return thereon, the Trust’s interest in FT-Ontario decreases to 75%.

FT-Ontario was formed for the purpose of acquiring 128,000 square feet of retail and office space consisting of the first six floors in a mixed-use building together with 208 parking spaces located at One East Erie, Chicago, Illinois (the "Ontario Property"). The Ontario Property was acquired for an aggregate purchase price of approximately $26,536,000. FT-Ontario incurred approximately $252,000 in closing costs. The purchase price was funded through the capital contribution made to FT-Ontario, with the balance being provided by a loan from the Trust in the amount of $19,903,000 secured by the Ontario Property. This loan was repaid in February 2006 (Note 25).

FT-Ontario is consolidated with the Trust at December 31, 2005.

Verizon Properties

On December 29, 2005 the Trust acquired (i) an approximately 92,500 square foot office building in Andover, Massachusetts for a purchase price of $12,750,000 and a leasehold interest in the land on which it is situated, and (ii) an approximately 56,000 square foot office building located in Burlington, Vermont for a purchase price of $5,250,000 and a leasehold interest in the land on which it is situated. The land with respect to both properties is owned by Verizon of New England, Inc. (“Verizon”) and leased to the Trust pursuant to the terms of two separate ground leases that the Trust assumed in connection with the transaction. Verizon, in turn, leases from the Trust its

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. Real Estate Investments (Continued)

Verizon Properties (Continued)

interest in the land and the improvements pursuant to two separate lease agreements on a net basis. That is, Verizon is responsible for all costs associated with the properties (taxes, insurance, maintenance, etc.) while the applicable lease agreement is in effect.

There were no properties sold in 2005.

4. Mortgage-Backed Securities Pledged Under Repurchase Agreements

At December 31, 2005 all of the Trust’s mortgage-backed securities which consisted of Fannie Mae whole pool certificates were classified as available-for-sale and, as such, were carried at their estimated fair value based on prices obtained from a third party.

Although not rated, Agency mortgage-backed securities carry an implied AAA rating and are guaranteed as to principal and/or interest by Fannie Mae.

The following table presents the amortized cost and fair value of the Trust’s mortgage-backed securities at December 31, 2005 (in thousands):

Cost	$126,236
Unrealized loss	(1,393)
Interest payment receivable	455
Unamortized premium	865

Carrying value/estimated fair value	$126,163

The unrealized losses are a result of changes in interest rates subsequent to the acquisition of the securities. All the securities are performing according to their terms. Furthermore, the Trust intends to, and has the ability to, hold these securities to maturity or at least until interest rates change such that the fair value is no longer less than the book value. Accordingly, the Trust has determined that these impairments are temporary. The period of continuous unrealized loss position is less than twelve months.

The mortgage-backed securities bear interest at a weighted average interest rate of 4.32% based on balances at December 31, 2005.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5. Loans Receivable

The following table summarizes the Trust’s loans receivable at December 31, 2005 and 2004 (in thousands):

					Carrying Amount December 31,
Property	Location	Interest Rate	Maturity		2005	2004

Ridgebrook Office	Northbrook, IL	Prime	April 2006		$3,520	$–
Plaza (1) (2)		(7%)

Toy Building (3)	New York, NY	LIBOR plus	April 2008		60,250	–
		5.6%
		(9.72%)

Wingate Inn (1)	Clearwater, FL	10.0%	February 2007		2,739	2,801

63 West 38th Street	New York, NY	6.28%	August 2007		–	3,033
		(LIBOR + 4%)

536 West 28th Street	New York, NY	11.8125%	April 2009		–	2,556
		(LIBOR + 9.5%)

Various (4) (5)	Chicago, IL	8.5%	Various; 7 years from date of funding		995	–

				(6)	$67,504	$8,390

The carrying amount includes accrued interest of $877 and $71 at December 31, 2005 and 2004, respectively.

(1)	Secured by a first mortgage.
(2)	This loan was satisfied on February 21, 2006.
(3)	Secured by the ownership interests in the property owner. The Trust owns a one-third interest in a joint venture which owns a 99% participating interest in the loan. The joint venture is consolidated with the Trust’s financial statements.
(4)	Tenant improvement and capital expenditure loans at various properties.
(5)	Secured by a subordinate mortgage or the ownership interests in the property owner.
(6)	All the loans are performing according to their terms.

Activity related to mortgage loans is as follows (in thousands):

	For the Year Ended December 31,

	2005	2004

Balance at beginning of year	$8,390	$–
Advances made/interest accrued	65,493	24,540
Repayments	(6,379)	(16,150)

Balance at end of year	$67,504	$8,390

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6. Real Estate Securities Available for Sale

Real estate securities held for sale are as follows (in thousands):

Name	Date Purchased	Cost at December 31, 2005	Unrealized Gain at December 31, 2005	Balance at December 31, 2005

America First Apartment Investors, Inc.	Various	$7,576	$1,150	$8,726

Sizeler Property Investor, Inc.	Various	17,520	5,039	22,559

Other real estate securities	Various	2,834	181	3,015

		$27,930	$6,370	$34,300

The detail of real estate securities held for sale as of December 31, 2004 is as follows (in thousands):

Name	Date Purchased	Cost at December 31, 2004	Unrealized Gain at December 31, 2004	Balance at December 31, 2004

JER Investors, Trust, Inc.	Various	$1,000	$7	$1,007

Sizeler Property Investor, Inc.	Various	9,964	3,225	13,189

Other real estate securities	Various	411	127	538

		$11,375	$3,359	$14,734

7. Preferred Equity Investment

On April 19, 2005, the Trust made 22 separate convertible mezzanine loans and equity investments in 22 separate entities in the aggregate amount of approximately $69,326,000 (exclusive of a $980,000 subsequent advance).  Each of the borrowers is owned primarily by a group of individuals (collectively “Marc”) who are not affiliates of the Trust.  Each loan is secured by the applicable borrower's ownership interest in a limited liability company (each a “Property Owner”) that in turn owns an office building or complex. Each borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the borrower holds a 75% interest in the Property Owner. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only. The amounts advanced under each loan together with the equity investment in the applicable borrower, as described below, was equal to 49% of the difference between the agreed value of the property owned by the applicable Property Owner and the existing debt encumbering such property.

On May 6, 2005, the Trust made additional convertible mezzanine loans and equity investments to Marc in the amount of approximately $5,810,000 with respect to two additional properties on the same terms as the loans made on April 19, except that the amount advanced under these loans together with the equity investment, as described below, was equal to 60% of the difference between the agreed value of the property and the existing debt encumbering the property. The two properties have a value of approximately $31,000,000.

As part of the above transactions, the Trust acquired an equity interest in each of the borrowers. The equity interest entitles the Trust to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts in excess of that required to fully satisfy all of the debt encumbering that

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. Preferred Equity Investment (Continued)

property, including its respective loan and a return to the borrower of its deemed equity (the agreed value of the applicable property less all debt encumbering that property including the loan made by the Trust) plus a 7.65% cumulative return thereon.

On June 15, 2005 the Trust made a $1,600,000 second mortgage loan to a borrower beneficially owned by Marc. The terms of the loan are the same as the terms of loans made on April 19, 2005. In addition, this loan entitles the Trust to participation in the cash flow and capital proceeds of the property on terms equivalent to the equity interest that the Trust holds in the borrowers.

Further, the Trust has committed to advance approximately $7,350,000 to cover the costs of tenant improvements and capital expenditures at each of the foregoing 25 properties, of which $988,000 was advanced at December 31, 2005.

The Trust also has the right to co-invest in all other office properties acquired by Marc and their affiliates in the Chicago metropolitan and suburban area.

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	December 31, 2005

Condensed Balance Sheet
Investment in real estate, net	$151,202
Prepaid expenses and deposits in escrow	5,999
Cash and cash equivalents	3,175
Receivables and other assets	26,186

Total Assets	$186,562

Nonrecourse mortgage debt	$266,306
Other liabilities	21,272

Total liabilities	287,578

Partners' Capital (Deficit)	(101,016)

Total Liabilities, the Trust's Preferred
Equity and Partners' Capital (Deficit)	$186,562

On the Trust's Consolidated and
Combined Balance Sheet:
Preferred Equity Investment	$78,427	(1)

(1) Includes costs of $1,192 capitalization during acquisition.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. Preferred Equity Investment (Continued)

The Period April 20, 2005 to December 31, 2005
Condensed Statements of Operations
Revenues	$48,610
Operating expenses	(21,310)
Interest expense	(12,300)
Real estate taxes	(7,503)
Depreciation and amortization	(9,795)
Other expenses	(2,899)

Net loss	$(5,197)

On the Trust's Consolidated and Combined Statement of
Operations and Comprehensive Income (Loss)
Equity in earnings of preferred equity investment	$4,066

8. Newkirk Equity Investment

On November 7, 2005, the Trust consummated the transactions contemplated by (i) a Securities Purchase Agreement between the Trust and Newkirk Realty Trust, Inc. (“Newkirk”) and (ii) an Acquisition Agreement between the Trust and Newkirk. Newkirk was formed to acquire a 30.1% interest in The Newkirk Master Limited Partnership, a Delaware limited partnership, which is a publicly reporting limited partnership that owns a diversified portfolio of net lease properties and other net lease-related assets. The executive officers of Newkirk are also the Trust’s executive officers and NKT Advisors LLC (“NKT”), the external advisor of Newkirk, is an entity owned in part and controlled by Michael Ashner and other executive officers of the Trust and FUR Advisors.

Pursuant to the Securities Purchase Agreement, the Trust acquired 3,125,000 shares of common stock in Newkirk for a per share purchase price of $16.00, for a total purchase price of $50,000,000.

Pursuant to the Acquisition Agreement, the Trust assigned to Newkirk all rights it held under an Exclusivity Services Agreement with Michael Ashner, its Chief Executive Officer, relating to business opportunities generated by or offered to Mr. Ashner relating to net lease assets, as defined. In consideration for the assignment of these rights, Newkirk issued to the Trust an additional 1,250,000 shares of Newkirk’s common stock (the “Exclusivity Shares”) valued at $16.00 per share for a total consideration of $20,000,000. The transactions pursuant to both agreements were entered into in connection with the closing of Newkirk’s initial public offering.

With respect to the Exclusivity Shares, 625,000 shares (reducing by 17,361 shares per month) are subject to forfeiture if: (i) the advisory agreement between Newkirk and NKT is terminated by Newkirk for cause; (ii) Michael Ashner dies or becomes disabled, unless the other members of NKT’s senior management then in place remain in their positions; or (iii) Michael Ashner resigns as an officer and director of both Newkirk and NKT. Conversely, all of the forfeiture restrictions shall terminate and the Exclusivity Shares subject to forfeiture shall fully vest if: (i) Newkirk terminates the advisory agreement with NKT other than for cause; (ii) NKT terminates the advisory agreement following a breach of a material term of the advisory agreement by Newkirk that is not timely cured; or (iii) the advisory agreement between Newkirk and NKT is not renewed for any reason. The Trust has full voting and dividend rights with respect to the 625,000 restricted shares, which rights shall terminate only upon forfeiture with respect to those shares that had not then vested. At February 1, 2006, 576,389 shares were subject to forfeiture. The shares without vesting restrictions were valued at $10,000,000 and were recognized when received and the remaining $10,000,000 is recognized ratably over the vesting period. At December 31, 2005, $9,500,000 was included in deferred income.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. Newkirk Equity Investment (Continued)

The assignment of the exclusivity rights provided for in the Acquisition Agreement immediately terminates and such rights revert back to the Trust upon: (i) the resignation by Michael Ashner as an officer and director of both Newkirk and NKT; or (ii) the termination or non-renewal of the advisory agreement between Newkirk and NKT for any reason.

The 4,375,000 shares of the common stock of Newkirk acquired by the Trust, which includes all of the Exclusivity Shares, represented 22.58% of the outstanding common shares of Newkirk, which in turn represents 6.8% of The Newkirk Master Limited Partnership. In connection with the acquisition of the Newkirk shares, the Trust entered into an Ownership Limit Waiver Agreement with Newkirk, permitting the Trust to own up to 17.5% of the Newkirk common stock determined on a fully-liquidated basis. In determining its ownership percentage in Newkirk for purposes of the Ownership Limited Waiver Agreement, the number of shares owned by the Trust is divided by the sum of (i) the number of shares of Newkirk common stock outstanding plus (ii) the number of partnership units in The Newkirk Master Limited Partnership that may be redeemed for shares of Newkirk common stock, whether or not such units may then be redeemed. As of December 31, 2005 there are 64,375,000 total units outstanding. Accordingly, the Trust’s ownership percentage for purposes of the Ownership Limit Waiver Agreement is 6.8%.

In connection with the issuance of the Newkirk shares, the Trust agreed not to sell, transfer, pledge, redeem or otherwise dispose of its shares of common stock in Newkirk for a period equal to the earlier of (i) November 7, 2008 or (ii) at such time as NKT is no longer providing advisory services to Newkirk; provided, however, in no event shall such period terminate prior to November 7, 2006. Notwithstanding the foregoing, the Trust is permitted to pledge its shares of common stock in Newkirk in connection with a loan having a loan to value ratio of no greater than 35% of the value (based on a $16 per share price) of such shares of Newkirk’s common stock held by the Trust.

The Trust also entered into a Registration Rights Agreement with Newkirk pursuant to which the Trust has certain rights to demand that the shares acquired pursuant to the Securities Purchase Agreement and the Acquisition Agreement be registered pursuant to a registration statement or statements filed by Newkirk with the Securities and Exchange Commission.

The Trust’s investment in Newkirk is accounted for on the equity method.

Summary financial information of Newkirk is as follows (in thousands):

December 31, 2005

Condensed Balance Sheet
Real estate investments, net	$943,992
Cash and cash equivalents	174,816
Other assets	226,276

Total Assets	$1,345,084

Note payable	$593,463
Other liabilities	241,049

Total Liabilities	834,512

Minority Interests	334,531
Shareholders' Equity	176,041

Total Liabilities, Minority Interests, and
Shareholders' Equity	$1,345,084

On the Trust's Consolidated and
Combined Balance Sheet:
Equity Investment	$70,304

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. Newkirk Equity Investment (Continued)

For the Period November 7 to December 31, 2005

Condensed Statement of Operations
Revenues	$35,308
Interest expense	(8,683)
General and administrative	(1,274)
Compensation expense	(10,500)
Depreciation and amortization	(7,236)
Other expenses	(2,917)
Minority interest	(3,349)

Net income	$1,349

On the Trust's Consolidated and Combined Statement of
Operations and Comprehensive Income (Loss)
Equity in earnings of equity investment	$304

9. Repurchase Agreements

Information pertaining to the repurchase agreements as of December 31, 2005 is as follows (dollars in thousands):

	December 31, 2005

	Debt Carrying Value	Collateral Carrying Value

Repurchase agreement with Bear Stearns & Co., Inc. as counter-party, expiration January 25, 2006, interest is variable based on one-month LIBOR minus 3 basis point	$95,798	$99,339

Repurchase agreement with Bear Stearns & Co., Inc. as counter-party, expiration January 25, 2006, interest is variable based on one-month LIBOR minus 3 basis points	25,918	26,824

	$121,716	$126,163

`
As of December 31, 2005 the borrowing rate on the Trust’s repurchase agreements was LIBOR minus 3 basis points (3.61%) and is renewable monthly.

Through December 31, 2005 the Trust paid down $1,124,000 on its repurchase agreements in connection with margin calls.

10. Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $175,118,000 at December 31, 2005. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually. The mortgage loans payable are collateralized by applicable real estate of the Trust.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. Mortgage Loans Payable (Continued)

The Trust’s mortgage loans payable at December 31, 2005 are summarized as follows (in thousands):

Mortgage loan payable bearing interest of LIBOR
plus 4.5%, maturing on November 18, 2007	$51,417	(1)

Mortgage loan payable bearing interest of 6.45%,
maturing on March 29, 2010	10,644

Mortgage loan payable bearing interest of 6.71%,
maturing on November 1, 2010	9,613

Mortgage loan payable bearing interest of 7.5%,
maturing on July 1, 2011	6,488

Mortgage loan payable bearing interest at 5.65%,
maturing October 6, 2013	17,948

Mortgage loan payable bearing interest at 5.82%,
maturing April 11, 2015	4,564

Mortgage loan payable bearing interest at 6.66%,
maturing April 1, 2016	74,444

	$175,118

(1)	The mortgage loan payable bears interest at LIBOR plus 450 basis points. As a result of the Trust entering into an interest rate swap agreement in the notional amount of $40,000,000, the Trust has effectively converted the interest rate from a floating rate to a fixed rate of 8.55%. The remaining principal amount of $11,471,000 remains variable at LIBOR plus 4.5% (which equated to 8.5625% on $10,417,000 and 8.8125% on $1,000,000 at December 31, 2005).

As of December 31, 2005 the principal repayments required for the next five years and thereafter are as follows (in thousands):

2006	$7,315
2007	59,378
2008	8,657
2009	9,410
2010	8,836
Thereafter	81,522

Total	$175,118

11. Loans Payable

Loans payable consist primarily of a $30,000,000 loan, which bears interest at LIBOR plus 300 basis points, 7.12% at December 31, 2005, matures on April 9, 2008, subject to a one-year extension, and requires monthly payments of interest only. The loan is secured by a joint venture participation interest in the Toy Building Loan (Note 5). The loan may be prepaid at any time without premium or penalty.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

12. Revolving Line of Credit

On December 16, 2005 the Trust entered into a Revolving Loan Agreement with KeyBank National Association (“KeyBank”) pursuant to which the Trust can borrow, on a revolving basis, up to $50,000,000, subject to increase up to $100,000,000. The revolving credit line matures December 16, 2008 with the option on the part of the Trust to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on the Trust’s leverage ratio ranging from LIBOR plus 1.5% to LIBOR plus 2.25%. In addition, to the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 1.35%. In addition, the Trust is required to pay a 15 or 25 basis point fee on the unused portion of the line, depending on the amount borrowed.

The revolving credit line requires monthly payments of interest only. To the extent that the amounts outstanding under the revolving credit line are in excess of the borrowing base (as calculated), the Trust would be required to make a principal payment to the extent of such excess. The Trust may prepay without premium or penalty and reborrow amounts prepaid under the credit line. The revolving credit line is secured by substantially all of the Trust’s assets.

The revolving line of credit requires that the Trust maintain a (i) minimum consolidated debt service coverage ratio (ii) maximum leverage ratio (iii) liquid assets of $10,000,000, and (iv) a minimum net worth. The Trust is in compliance with these requirements at December 31, 2005.

At December 31, 2005 $16,000,000 was outstanding under the credit line and the effective interest rate was 6.19%.

13. Hedge Instruments

In connection with the Trust’s interest rate risk management process, the Trust periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. Through December 31, 2005 such instruments have been interest rate swaps, which in effect modify the repricing characteristics of the Trust’s repurchase agreement and floating rate mortgage debt agreements as well as cash flows for such liabilities. The use of hedging instruments creates exposure to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Trust would not receive payments provided for under the terms of the hedging instrument and could have difficulty taking possession of assets pledged by the Trust as collateral for the interest rate swaps. The Trust, however, does not anticipate default by its counterparty.

The Trust entered into the following agreements in order to limit the exposure to interest rate volatility: (i) an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of the Trust’s mortgage note payable to KeyBank, with an outstanding balance at December 31, 2005 of $51,417,000, from a floating rate equal to LIBOR plus 4.5% to a fixed rate of 8.55% and (ii) an interest rate swap with a balance guaranty on its repurchase agreements, which bears interest at LIBOR minus 0.003%, effectively fixing the rate at 4.045% on that financing.

The table below presents information about the Trust’s interest rate swaps at December 31, 2005 (dollars in thousands):

Active Period Through	Swap Rate	Notional Amount of Hedged Liability	Cost of Hedge	Estimated Fair Value/Carrying Value	Gross Unrealized Gain For the Year Ended December 31, 2005

November 2007	8.55%	$40,000	$–	$1,008	$1,333
January 2008	4.045%	$95,798	$–	$930	$930

No hedge ineffectiveness on cash flow hedges was recognized for the year ended December 31, 2005.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. Convertible Preferred Shares of Beneficial Interest

Series A

In October 1996, the Trust issued $57,500,000 of Series A cumulative convertible redeemable preferred shares of beneficial interest (“Series A Preferred Shares”). The Series A Preferred Shares were issued at a par value of $25 per share and are each currently convertible into 4.92 Common Shares. The distributions on the Series A Preferred Shares are cumulative and equal to the greater of $2.10 per share (equivalent to 8.4% of the liquidation preference per annum) or the cash distributions on the Common Shares into which the Series A Preferred Shares are convertible (determined on each of the quarterly distribution payment dates for the Series A Preferred Shares). The Series A Preferred Shares may not be redeemed for cash. The Series A Preferred Shares are redeemable at the option of the Trust at the conversion rate of one Series A Preferred Share for 4.92 Common Shares. The Trust may exercise its option only if for 20 trading days within any period of 30 consecutive trading days, the closing price of the Common Shares on the New York Stock Exchange equals or exceeds the conversion price of $5.0824 per Common Share. The Trust exercised this right on February 7, 2006 and all Series A Shares were converted to Common Shares.

Series B-1Preferred Shares

On February 25, 2005 and June 15, 2005, the Trust entered into Securities Purchase Agreements (the “Purchase Agreements”) providing for the sale of 4,000,000 shares of the Trust’s newly designated B-1 Cumulative Convertible Redeemable Preference Shares (“Series B-1 Shares”) to a number of institutional buyers for $100,000,000 in gross proceeds. The sales of the Series B-1 Shares was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and were consummated on February 28, 2005 and June 20, 2005. In connection with the issuance of the Series B-1 Shares, the Trust entered into an Investor Rights Agreement (the “Rights Agreement”) with the purchasers of the Series B-1 Shares which grants such purchasers preemptive rights with respect to certain future issuances of securities by the Trust, a co-investment right enabling them to participate in certain future investments by the Trust, tag-along rights, drag-along rights in the event of a sale of substantially all the Trust’s securities, and certain other rights. The Trust also entered into a Registration Rights Agreement which requires the Trust to register the resale of the Common Shares issuable upon conversion of the Series B-1 Shares within a two year period and permits the purchasers to participate in certain other registered offerings by the Trust. The Trust incurred placement fees and costs of $5,836,000 in connection with the issuance of the Series B-1 Shares.

The Series B-1 Shares entitle the holders to cumulative dividends at a minimum rate of 6.5% and can be convertible into Common Shares at a conversion price of $4.50, subject to anti-dilution adjustments. In addition, the holders of the Series B-1 Shares have the right to elect one Trustee to the Board of Trustees of the Trust as long as 910,000 Series B-1 Shares are outstanding.

On February 2, 2006, a holder of the Series B-1 Shares exercised its right to convert 10,000 of its Series B-1 Preferred Shares into Common Shares. In accordance with the terms of the Certificate of Designations for the Series B-1 Shares, on February 14, 2006 the Trust issued 55,556 Common Shares (5.56 Common Shares per Series B-1 Share) and made a payment of $65 for the fractional shares otherwise issuable as a result of this conversion, to the holder requesting the conversion.

As a result of the foregoing conversions, the total number of Common Shares outstanding at March 1, 2006 is 40,473,798.

15. Sale of Common Shares of Beneficial Interest

On February 17, 2005, the Trust sold to Kimco Realty Corporation, through a private placement, 1,000,000 of its Common Shares for an aggregate purchase price of $4,000,000. The Trust incurred a total of $23,000 in legal fees in connection with this transaction.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

15. Sale of Common Shares of Beneficial Interest (Continued)

On November 7, 2005, the Trust entered into a Securities Purchase Agreement with Vornado Investments L.L.C., an affiliate of Vornado Realty Trust (“Vornado”), pursuant to which the Trust agreed to sell to Vornado 3,522,566 Common Shares (the “Vornado Shares”), representing 9.9% of the Trust’s outstanding Common Shares, at the previously agreed upon per share sale price of $4.00 for a total sales price of $14,090,264. The Vornado Shares were registered pursuant to the Trust’s effective shelf registration statement on Form S-3 and the sale was consummated on November 7, 2005.

In connection with the sale of the Vornado Shares, the Trust entered into a Registration Rights Agreement with Vornado which grants, subject to certain restrictions, Vornado the right to request on one occasion and at Vornado’s cost, that we register an offering of the Vornado Shares in the event that a further Registration is required by securities law to enable Vornado to sell the Vornado Shares free of restriction. Further, Vornado may only request such registration if Vornado then owns (i) all of the Vornado Shares and (ii) pays all of the Trust’s out-of-pocket costs associated with such registration statement and sale.

16. Warrants and Share Options to Purchase Shares of Beneficial Interest

In November 1998, the Trust issued 500,000 warrants that allow a third party to purchase 500,000 Common Shares. The current exercise price of the warrants is $8.37 per Common Share. The warrants expire in November 2008. The Trust issued the warrants as part of the consideration for various services provided to the Trust.

The Trust had the following share option plans for key personnel and Trustees:

Long-Term Incentive Ownership Plan

In December 2003 the then members of the Board of Trustees granted 100,000 options under the Long Term Incentive Performance Plan to a Trustee of the Trust and the then Interim Chief Executive Officer and Interim Chief Financial Officer. Each option has an exercise price of $2.23 and an expiration date of December 16, 2013. None of the options have been exercised, cancelled or repaid. The fair value of the option grant was estimated on the date of the grant utilizing the Black-Scholes option valuation model with the following assumptions: expected life – 10 years; risk-free interest rate – 5%; volatility - .35. Utilizing the assumptions, the fair value of the options granted at the date of the grant was $126,000. There were no other options granted, cancelled or expired during 2004 and 2005. In March 2005 the Trustees cancelled this plan.

Trustee Share Option Plan

In 1999 the shareholders approved a share option plan for members of the Board of Trustees. This plan provides compensation in the form of Common Shares and options to acquire Common Shares for certain eligible Trustees who were not employees of the Trust. A total of 500,000 Common Shares were authorized under this plan. In March 2005 the plan was cancelled. On December 31, 2005 the 8,000 options outstanding under this plan with a weighted-average unit price of $8.49 expired .

17. Share Repurchase

The Board of Trustees of the Trust authorized a share repurchase program in July 2003. The plan allows the Trust to purchase up to $10,000,000 of its Common Shares in the market or through private transactions. Through December 31, 2005, the Trust repurchased and retired 2,914,215 Common Shares under this plan for approximately $5,300,000.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

18. Discontinued Operations

On August 1, 2003, VenTek International, Inc. (“VenTek”), an entity owned by FUMI, sold substantially all the assets of its parking ticketing equipment business to an unrelated third party for approximately $394,000. VenTek received approximately $60,000 in cash, a note receivable for approximately $91,000 and transferred approximately $243,000 in liabilities. The Trust recognized a gain for financial reporting purposes of $54,000.

On December 1, 2004, VenTek ceased all of its operations and transferred its remaining assets to VenTek Transit, Inc. (“Transit”), an entity owned by VenTek’s employees. Under the agreement, Transit agreed to make a nominal payment to VenTek and is obligated to pay to VenTek a royalty equal to 5% of its annual gross revenues for each of the next five years. It is not expected that such payments will be material to the Trust’s operations.

On June 22, 2004, the Trust sold the Park Plaza Mall property located in Little Rock, Arkansas for a gross sales price of $77,500,000 to a subsidiary of CBL & Associates Properties, Inc., an unaffiliated third party. In connection with this transaction, the purchaser assumed the existing indebtedness encumbering the property of approximately $41,313,000. Accordingly, net proceeds received by the Trust after giving effect to the loan assumption and closing costs were approximately $33,480,000. The Trust deposited the proceeds with a qualified intermediary, and these proceeds were used for a portfolio acquisition in connection with a “like kind” exchange pursuant to Section 1031 of the Code. The Trust recognized a gain for financial reporting purposes of $19,267,000.

The tenant for the Trust’s Sherman, Texas property has exercised its purchase option under the lease pursuant to which it was to acquire the property effective May 1, 2005 for a gross sale price of approximately $2,018,000. However, due to negotiations between the tenant and the ground owner, the consummation of this sale is not anticipated to occur until the second quarter 2006. The tenant will continue to be obligated to make its scheduled rental payments until the sale has closed.

The Trust reclassified its consolidated and combined statement of operations and comprehensive income to reflect income and expenses for properties which became held for sale subsequent to December 31, 2003 as discontinued operations. In addition, the Trust has reclassified its consolidated and combined balance sheets to reflect assets and liabilities related to such properties as real estate held for sale and liabilities of real estate held for sale and discontinued operations.

At December 31, 2005 and 2004 assets of discontinued operations consist of the Sherman, Texas property.

Liabilities of discontinued operations at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004

Mortgage loan payable	$822	$956
Accounts payable and accrued expenses	837	1,659

	$1,659	$2,615

The combined results related to discontinued operations for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003

Total revenues	$658	$9,276	$14,219
Total expenses	77	8,027	13,600

Income from discontinued operations	$581	$1,249	$619

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

19. Federal and State Income Taxes

The Trust has made no provision for regular current or deferred federal income taxes and no deferred state income taxes have been provided for on the basis that it operates in a manner intended to enable it to continue to qualify as a real estate investment trust under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum distributions requirements. As of December 31, 2005 the Trust has net operating loss carryforwards of $47,300,000 which will expire from 2019 through 2023. As a result of the February 28, 2005 issuance of the Series B-1 Shares (see Note 15), the Trust’s net operating loss carryforwards are subject to annual limitations pursuant to Section 382 of the Code. The Trust also has capital loss carryforwards of $1,678,000 as of December 31, 2005 which will expire in 2007. The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes. Such items resulted in a net decrease in income for tax reporting purposes of approximately $29,530,000 in 2005, a net decrease of $19,700,000 in 2004 and a net increase of $1,800,000 in 2003.

The Trust has offset a portion of its federal taxable income by utilizing capital loss carryforwards. However, the capital loss carryforwards are not available in certain states and localities where the Trust has an income tax filing obligation. In addition, certain states and localities modify federal taxable income by disallowing state income taxes as a deduction and excluding interest income from United States Obligations when calculating state taxable income. Net operating loss deductions can also differ between federal and state tax calculations. In 2005 the disallowance of capital loss carryforward deductions and other state modifications resulted in the Trust having an income tax liability in certain states and localities. Accordingly, the Trust has recorded $500,000 in state and local taxes for the year ended December 31, 2005.

As of December 31, 2005 net investment in real estate and lease intangibles for tax reporting purposes after accumulated depreciation was approximately $132,876,000 as compared to financial reporting purposes of approximately $240,199,000.

The 2005, 2004 and 2003 cash dividends per Series A Share for individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 20% Rate	Unrecaptured Section 1250 Gain (25% Rate)	Nontaxable Distribution	Total Dividends Paid

2005	$2.10	$–	$–	$–	$2.10
2004	2.10	–	–	–	2.10
2003	–	–	–	2.10	2.10

The 2005 cash dividends per Series B-1 Share for individual shareholder’s income tax purposes were $1.63 and deemed ordinary dividends.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

19. Federal and State Income Taxes (Continued)

The 2005, ordinary cash dividends per Common Share for individual shareholder’s income tax purposes were $0.11 per share. There were no cash dividends per common share in 2004 and 2003.

20. Legal Proceedings

Peach Tree Mall Litigation

The Trust, as one plaintiff in a consolidated action composed of numerous businesses and individuals, pursued legal action against the State of California associated with the 1986 flood of Sutter Buttes Center, formerly Peach Tree Mall. On March 4, 2005 the court approved the settlement of this matter pursuant to which the State of California agreed to pay the Trust $11,000,000. In September 2005 the State of California appropriated funding of the $11,000,000 award to the Trust. The funds were received in October 2005 and the $11,000,000 was recorded as legal settlement income. In connection with the settlement, the parties exchanged mutual releases.

Contingencies

William Ackman, a former Trustee of the Trust, has made demand on the Trust for indemnification for approximately $1.5 million of expenses incurred by him in his capacity as a Trustee in connection with the litigation matters relating to the aborted merger of the Trust with Gotham Golf Corp., an entity controlled by Mr. Ackman.

The Trust has forwarded this demand to its insurance carrier. Both the Trust’s insurance carrier and the Trust have denied Mr. Ackman’s demand based on the lack of documentation submitted to date. No reserve for any liability attributable to this matter has been accrued in the financial statements as of December 31, 2005.

Indemnity to Imperial Parking Limited

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

21. The FUR Investors Transaction

On November 26, 2003 the Trust entered into a Stock Purchase Agreement with FUR Investors, LLC, an entity controlled by and partially owned by the current executive officers of the Trust. On December 31, 2003 FUR Investors LLC acquired 5,000,000 Common Shares from the Trust’s shareholders pursuant to a tender offer at a price of $2.30 per share and purchased pursuant to the terms of the Stock Purchase Agreement an additional 5,000,000 newly issued Common Shares pursuant to the terms of the Stock Purchase Agreement for a price of $2.60

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

21. The FUR Investors Transaction (Continued)

per share. As a result of these purchases, FUR Investors LLC acquired a total of 10,000,000 of the outstanding Common Shares, representing 32.2% of the then total outstanding Common Shares.

Pursuant to the Stock Purchase Agreement, (i) Michael L. Ashner was appointed the Chief Executive Officer of the Trust, (ii) the Trust entered into an advisory agreement (the “Advisory Agreement”), (iii) Mr. Ashner entered into an exclusivity agreement, and (iv) FUR Investors, LLC entered into a covenant agreement pursuant to which it agreed not to take certain action which, among other things, would adversely impact the Trust’s status as a REIT or its listing on the New York Stock Exchange. In addition, Daniel J. Altobello and Jeffrey Citrin resigned as members of the Board of Trustees, and three new trustees were appointed to the Board of Trustees.

22. Related-Party Transactions

The affairs of the Trust and its subsidiaries are administered by FUR Advisors LLC pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors, which agreement was entered into in connection with the acquisition by FUR Investors LLC of its interest in the Trust and the other transactions entered into in connection therewith. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. Effective as of January 1, 2005, the terms of the Advisory Agreement were modified to provide that the quarterly fee payable to FUR Advisors for providing such services would equal the lesser of an asset based fee or an outstanding equity based fee. In general, the asset based fee was the original fee set forth in the Advisory Agreement which is calculated as follows: 1% of the gross asset value of the Trust up to $100,000,000, 0.75% of the gross asset value of the Trust between $100,000,000 and $250,000,000, 0.625% of the gross asset value of the Trust between $250,000,000 and $500,000,000 and 0.50% of the gross asset value of the Trust in excess of $500,000,000 (in light of the net leased nature of the 16 net leased properties, FUR Advisors agreed to reduce its fee for these properties to 0.25% of the gross asset value for the portion of that portfolio that is subject to leverage). Prior to the amendment to the Advisory Agreement on January 1, 2005, the asset based fee included a loan servicing fee not exceeding commercially reasonable rates approved by a majority of the independent members of the Board of Trustees, for providing administrative and clerical services with respect to loans made by the Trust to third parties.

The equity based fee is calculated as follows: (i) 1.5% of the issued and outstanding equity securities of the Trust plus (ii) .25% of any equity contribution by a third party to a joint venture managed by the Trust. For purposes of the equity based calculation, the 31,058,913 Common Shares outstanding at January 1, 2005 are to be valued as follows: $2.30 (FUR Investors LLC’s tender offer price in its December 2003 tender offer) with respect to 26,058,913 Common Shares and $2.60 (the purchase price paid by FUR Investors LLC) with respect to the 5,000,000 Common Shares acquired on December 31, 2003. The Trust’s Series A Shares were valued at their liquidation preference amount of $25 per share until their conversion into common shares on February 7, 2006, at which time the Common Shares issued in connection therewith are valued at $5.0825 per common share. All Preferred and Common Shares issued subsequent to January 1, 2005 are to be valued at the net issuance price including any common shares issued in connection with the conversion of the preferred shares.

In addition to the foregoing modification, regardless of whether the asset based or equity based methodology is used, the reimbursement to FUR Advisors of up to $100,000 per annum for the costs associated with the employment of one or more asset managers has been eliminated.

In connection with the acquisition of the Newkirk shares discussed in Note 8, the Advisory Agreement was modified to provide for a credit to the Trust against the payment of the quarterly base fee payable to FUR Advisors equal to 80% of the incentive management fee, if any, payable by Newkirk to NKT under the advisory agreement. In the event that the credit exceeds the fee payable by the Trust to FUR Advisors, the excess is carried forward to subsequent quarters in the same year with any excess at year end being paid to the Trust by FUR Advisors. FUR

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

22. Related-Party Transactions (Continued)

Holdings LLC, which owns 100% of FUR Advisors and 80% of NKT Advisors, has effectively guaranteed any payments.

FUR Advisors is also entitled under both the asset based fee and the equity based fee pursuant to the Advisory Agreement to receive (i) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board, and (ii) an incentive fee, both of which were provided for in the original Advisory Agreement. The incentive fee entitles FUR Advisors to receive (a) an amount equal to 20% of all distributions paid to beneficiaries of Common Shares after December 31, 2003 in excess of the Threshold Amount, hereinafter defined, and, (b) upon the termination of the Advisory Agreement, an amount equal to 20% of the “liquidation value” of the Trust in excess of the Threshold Amount at the termination date. As defined in the Advisory Agreement, the Threshold Amount is equal to (x) $71,300,000, increased by the net issuance price of all Common Shares, with an adjustment for Preferred Shares converted, issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct damages to the Trust if the Advisory Agreement is terminated by the Trust for cause. At December 31, 2005, the Threshold Amount was $108,901,000.

Effective February 1, 2004, Winthrop Management L.P. (formerly known as Kestrel Management L.P.), an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for Circle Tower. Pursuant to the terms of the property management agreement, Winthrop Management L.P. receives a fee equal to 3% of the monthly revenues of Circle Tower, which fee has been approved by the independent Trustees of the Board of Trustees, and is less than the amount paid to the prior property management company.

The following table sets forth the fees and reimbursements paid by the Trust for the years ended December 31, 2005 and 2004 to FUR Advisors and Winthrop Management L.P. (in thousands):

	2005		2004
Asset Management (1)	$2,660	(3)	$1,420	(4)
Loan Servicing Fee (1)	–		9
Property Management (2)	44		42
Reimbursement (1)	–		100
Incentive Fee	–		–

(1) Payable to FUR Advisors (2) Payable to Winthrop Management L.P. (3) Determined using the equity based method (4) Determined by using the asset based method

In connection with the issuance of our Series B-1 Shares in February 2005, the Trust sold to Fairholme Capital Management, LLC, an entity in which Bruce Berkowitz, one of the Trust’s Trustees, is the managing member, 400,000 Series B-1 Shares. In addition, in connection with that issuance, the Trust sold to Halcyon Structured Opportunities Fund, L.P., and Halcyon Fund L.P. an aggregate of 880,000 Series B-1 Shares. In connection with the issuance of the Trust’s Series B-1 Shares in June 2005, an additional 56,000 Series B-1 Shares were sold to Halcyon Structured Opportunities L.P. Steven Mandis, one of the Trust’s Trustees, is the Vice Chairman and Chief Investment Officer of the investment advisor to each of the Halcyon partnerships.

The Trust paid fees of $28,000, $209,000 and $521,000 for the years ended December 31, 2005, 2004 and 2003, respectively, to the Real Estate Systems Implementations Group, LLC (“RE Systems”) for financial reporting and advisory services. The managing member of this firm assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000, and Interim Chief Executive Officer in January 2003. In addition, he became a Trustee of the Trust in June 2003. He resigned as Interim Chief Executive Officer and Interim Chief Financial Officer on December 31, 2003 and resigned as trustee on April 15, 2004.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

22. Related-Party Transactions (Continued)

Radiant Partners, LLC (“Radiant”) provided asset management services to the Trust’s remaining real estate assets. For the years ended December 31, 2005, 2004 and 2003, the Trust paid fees to Radiant of $0, $150,000 and $300,000, respectively. The principals of Radiant were formerly executive officers of the Trust. Effective February 4, 2004, the Trust entered into a termination agreement with Radiant pursuant to which Radiant ceased providing asset management services, but provided transition services through April 30, 2004.

23. Business Segments

The following tables present a summary of revenues and expenses from the Operating Properties, Loans and Real Estate Securities incurred by each segment for the years ended December 31, 2005, 2004 and 2003, respectively. We include in Corporate Activities interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

Business Segments (In thousands)

	2005	2004	2003

Operating Properties
Rents	$25,469	$3,390	$1,589
Less - operating expenses	1,188	786	849
Less - real estate taxes	137	66	(36)

	24,144	2,538	776

Loans
Interest	3,664	1,292	–
Equity earnings in preferred investment	4,066	–	–
Loan fee income	75	–	–

	7,805	1,292	–

Real Estate Securities
Dividends	1,622	139	–
Gain on sale of real estate securities	243	1,153	–
Assignment of exclusivity agreement	10,500	–	–
Equity earnings in equity investment	304	–	–

	12,669	1,292	–

Less - Depreciation and Amortization	7,050	735	454

Less - Interest Expense
Operating properties	12,484	685	22
Loans	2,515	–	–

Corporate Income (Expense)
Interest income	2,111	1,097	838
General and administrative	(6,049)	(4,104)	(6,873)
Interest expense	(3)	(13)	(840)
Insurance recoveries	–	1,254	–
Legal settlement	11,000	–	–
State and local taxes	(500)	–	–

Income (loss) from continuing operations
before minority interest	29,128	1,936	(6,575)
Minority Interest	(179)	–	–

Income (loss) from continuing operations	28,949	1,936	(6,575)

Income from discontinued operations (1)	581	1,249	619
Gain on sale of discontinued operations	–	19,267	54

Income from discontinued operations	581	20,516	673

Net income (loss)	$29,530	$22,452	$(5,902)

Capital Expenditures
Operating Properties	$684	$2,018	$134

Identifiable Assets
Operating properties	$244,902	$95,540	$59,684
VenTek	–	–	1,110
Loans	272,094	8,390	–
Real estate securities	104,604	14,734	–
Other	32,066	171,304	86,044

Total Assets	$653,666	$289,968	$146,838

(1)	The results of VenTek, the Park Plaza property and the Sherman, Texas property have been classified as discontinued operations.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

24. Quarterly Results of Operations (Unaudited)

The following is an unaudited condensed summary of the results of operations by quarter for the years ended December 31, 2005 and 2004. In the opinion of the Trust, all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

	Quarters Ended

	March 31	June 30	September 30		December 31

(In thousands, except per-share data)

2005

Revenues	$4,899	$5,163	$8,770		$14,034

Net income	$1,472	$2,071	$13,256		$12,731

Net income applicable to Common Shares	$446	$60	$11,115		$10,590

Per share
Net income applicable to Common Shares, basic	$0.01	$0.00	$0.35		$.31

Net income applicable to Common Shares, diluted	$0.01	$0.00	$0.22	(1)	$.21

2004

Revenues	$594	$1,089	$1,349		$2,886

Net income (loss)	$(205)	$20,446	$1,718		$493

Net income (loss) applicable to Common Shares	$(721)	$19,930	$1,202		$(23)

Per share
Net income (loss) applicable to Common Shares, basic	$(0.02)	$0.64	$0.04		$0.00

Net income (loss ) applicable to Common Shares, diluted	$(0.02)	$0.64	$0.04		$0.00

(1)	The September 30, 2005 fully diluted earnings per share has been adjusted from that previously reported to reflect the dilutive impact of the conversion of the Series A and Series B-1 preferred shares.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

25 Subsequent Events

On February 6, 2006 the Trust filed a registration statement pursuant to which it intends to make a rights offering to existing holders of Common Shares and Series B-1 Shares pursuant to which the Trust expects to issue an additional 5,220,038 shares at a price of $5.25 per share resulting in gross proceeds of approximately $27,400,000.

On February 10, 2006 FT-Ontario obtained a $21,600,000 loan from GMAC, an unaffiliated third party lender, which is secured by the property and parking spaces owned by FT-Ontario. The loan bears interest at 5.75%, requires monthly payments of interest only during the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on March 1, 2016, at which time the outstanding principal balance is expected to be approximately $18,859,000.

On February 16, 2006 the Trust acquired from an unaffiliated third party three office buildings located at 550-650, 701 and 1050 Warrenville Road, Lisle, Illinois, a Chicago suburb. The gross purchase price for the 550-650 and 701 properties (the "Wholly-Owned Properties") was $31,750,000 and the purchase price for the 1050 property, which was acquired in a joint venture with the Trust holding 60% and the balance held by Marc, was $3,500,000. The three properties contain an aggregate of approximately 290,000 square feet of office space. The Wholly-Owned Properties, which contain 236,200 square feet, are 97% occupied and the 1050 property is vacant. The Trust incurred approximately $120,000 in closing costs with respect to the Wholly-Owned Properties and its allocable share of approximately $31,600 with respect to the joint venture property.

On February 17, 2006 the Trust obtained a $9,550,000 loan from Greenwich Capital Financial Products, Inc., an unaffiliated third party lender, which is secured by the properties located in Andover, Massachusetts and South Burlington, Vermont. The loan bears interest at 6.6%, requires monthly payments of approximately $65,000 and is scheduled to mature on February 2011, at which time the outstanding principal balance is expected to be approximately $8,678,000.

On March 13 and 14, 2006, the Trust sold in privately negotiated transactions 1,385,000 shares of common stock in Sizeler for an aggregate purchase price of $19,874,750. As a result of the sale, the Trust’s ownership in Sizeler was reduced to 374,600 shares of common stock in Sizeler representing approximately 1.73% of the outstanding common shares of Sizeler.  Also in connection with the sales and in accordance with the terms of the agreement with Sizeler pursuant to which Michael Ashner, the Trust’s chairman and chief executive officer, was elected to Sizeler’s board, Mr. Ashner resigned as a director of Sizeler effective at the close of business on March 13, 2006.  Proceeds from the sale were used to pay down the Trust’s revolving line of credit.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Trust’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Trust’s internal control over financial reporting is a process designed under the supervision of the Trust’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Trust’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2005, the Trust’s management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting excluding from our assessment the internal control over financial reporting at FT-Ontario LLC which was acquired on October 28, 2005 and whose financial statements reflect total assets and revenues constituting 4% and 3%, respectively and 4% and 1% of net assets and net income, respectively of the consolidated and combined financial statement amounts as of and for the year ended December 31, 2005. The Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework." Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2005.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the trustees of the Trust; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 45 which expresses unqualified opinions on management’s assessment and on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRANT.

Trustees

Set forth below is the business experience of, and certain other information regarding, our current Trustees as of March 1, 2006:

Name and month and year first became a Trustee of the Trust	Age	Principal Occupation during the past Five Years

Michael L. Ashner April 2004	53	Mr. Ashner has been the Chief Executive Officer of the Trust since December 31, 2003 and Chairman since April 2004. Mr. Ashner also serves as the Chairman and Chief Executive Officer of Newkirk Realty Trust, Inc. (“Newkirk”), a New York Stock Exchange listed real estate investment trust, and Winthrop Realty Partners, L.P, a real estate investment and management company, since 1996. Mr. Ashner served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the “Shelbourne Entities”), three real estate investment trusts, from August 2002 until their liquidation in April 2004. Mr. Ashner serves on the Board of Directors of Newkirk, NBTY, Inc., manufacturers and distributor of nutritional supplements, Atlantic Coast Entertainment Holdings, Inc., an owner and operator of the Sands casino in Atlantic City, New Jersey, and Sizeler Property Investors, Inc.

Bruce R. Berkowitz December 2000	47	Mr. Berkowitz has been the Managing Member of Fairholme Capital Management, L.L.C., a registered investment advisor, since June 1997 and President and Director of Fairholme Funds, Inc., a registered investment company under the Investment Company Act of 1940, since December 1999. Since December 2001, Mr. Berkowitz has also been a Director and Deputy Chairman of Olympus Re Holdings, Ltd. and Olympus Reinsurance Company, Ltd., both of Bermuda. Mr. Berkowitz is a director of White Mountains Insurance Group, Ltd., a publicly held property and casualty insurer. Mr. Berkowitz also serves as a director of TAL International Group, Inc., a publicly traded lessor of intermodel freight containers. He served as a Managing Director of Smith Barney, Inc., a subsidiary of The Travelers Inc., a diversified financial services holding company, from 1995 to May 1997.

Arthur Blasberg, Jr. December 2003	78	Mr. Blasberg's activities for the past five years include appointment by the uperior Court in Massachusetts to serve as a receiver of various businesses, as a special master, as the trustee of a trust holding undeveloped land and a trust whose main asset was a limited partnership in a cogeneration plant. Also, Mr. Blasberg has served as a director of several private companies. He previously served as the receiver and liquidating trustee of The March Trust, Inc., a real estate investment firm which acted as the general partner and/or limited partner in over 250 limited partnerships and a director and chairman of the audit committee of each of the Shelbourne Entities from August 2002 to their liquidation in April 2004. Mr. Blasberg is an attorney admitted to practice in the Supreme Court of the United States, various federal courts and the Commonwealth of Massachusetts and served for five years in the general counsel's office of the Securities and Exchange Commission.

Peter Braverman April 2004	54	Mr. Braverman currently serves as the President and a director of both the Trust, a position he has held since August 2004, and Newkirk, a position he has held since Newkirk’s inception in November 2005, both of which are New York Stock Exchange listed real estate investment trusts. From January 8, 2004 to August 4, 2004, Mr. Braverman was the Executive Vice President of WRT. Mr. Braverman has been an Executive Vice President of Winthrop Realty Partners, L.P., a real estate investment and management company, since January 1996. Mr. Braverman served as a director and Executive Vice President of each Shelbourne Entity from August 2002 until their liquidation in April 2004.

Talton Embry September 2000	59	Mr. Embry has been the Chairman of Magten Asset Management Corp. ("Magten"), a private investment management company, since 1978. Mr. Embry has been associated with Magten in various capacities since 1978. Mr. Embry is also a director of National Patent Development and GeoEye, Inc.

Howard Goldberg December 2003	60	Mr. Goldberg has been a private investor in both real estate and start-up companies and has provided consulting services to start-up companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO, and Board member of Player’s International, a publicly-traded company in the gaming business prior to its sale to Harrah's Entertainment Inc. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., LLTI.OB, a publicly-traded development stage company, engaged in the development and marketing of technologies for the prevention of product and document counterfeiting and electronic article surveillance. From 1995 through 2000, Mr. Goldberg served on the board of directors and audit committee of Imall Inc., a publicly-traded company that provided on-line shopping prior to its sale to Excite-at-Home. Mr. Goldberg served as a member of the board of directors and the audit committees of the Shelbourne Entities from August 2002 until their liquidation in April 2004. Mr. Goldberg has been a member of the Board of Advisors of WinWin Gaming, WNWN.OB, a publicly-traded development stage company, engaged in the lottery, gaming, and game entertainment business since 2003. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a New Jersey law firm where he he specialized in gaming regulatory law and real estate from 1970 through 1994.

Steven G. Mandis February 2005	35	Mr. Mandis is currently the Vice Chairman and Chief Investment Officer of Halcyon Structured Asset Management L.P. ("Halcyon"), an investment management firm based in New York City. Mr. Mandis joined Halcyon in 2004. Prior to joining Halcyon, Mr. Mandis who had worked at Goldman Sachs since 1992, acted as a portfolio manager in its Special Situations Investing Group, a multi-billion dollar proprietary investing area within Goldman Sachs' Fixed Income Division. Before joining the Fixed Income Division, Mr. Mandis worked in Goldman Sachs' Principal Investment Area and Mergers & Acquisitions Department.

All of the trustees other than Mr. Mandis are elected on an annual basis by the holders of common shares. Mr. Mandis was elected by the vote of the holders of the Series B-1 Preferred Shares (“Series B-1 Shares”) pursuant to the rights of the holders of the Series B-1 Shares to elect one trustee set forth in the Certificate of Designations of the Series B-1 Shares.

Executive Officers

All officers serve at the discretion of the Board. Set forth below is certain information regarding our executive officers at March 1, 2006 (biographical information with respect to Messrs. Ashner and Braverman is set forth in the table above):

Name	Age	Current Position

Michael L. Ashner	53	Chairman and Chief Executive Officer
Peter Braverman	54	President
Carolyn Tiffany	39	Chief Operating Officer and Secretary
Thomas Staples	50	Chief Financial Officer
John Alba	35	Chief Investment Officer

Ms. Tiffany has been our Chief Operating Officer and Secretary since January 8, 2004. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of Winthrop Realty Partners, L.P. Ms. Tiffany also served as Vice President, Treasurer, Secretary and Chief Financial Officer of the Shelbourne Entities from August 2002 until their liquidation in April 2004. In addition, Ms. Tiffany is the Chief Operating Officer and Secretary of Newkirk.

Mr. Staples has been our Chief Financial Officer since January 8, 2004. Mr. Staples, has been with Winthrop Realty Partners, L.P. since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples is also the Chief Financial Officer of Newkirk. Mr. Staples also served as Assistant Treasurer of the Shelbourne Entities from August 2002 until their liquidation in April 2004. Mr. Staples is a certified public accountant.

Mr. Alba was appointed our Chief Investment Officer in October 2005. Mr. Alba has served as a Vice President of Winthrop Realty Partner, L.P. since January 1998.

Family Relationships

There are no family relationships among our Trustees and executive officers.

Audit Committee

The Audit Committee:

o	reviews annual and quarterly consolidated financial statements with our management and independent auditors;
o	recommends the appointment and reviews the performance, independence, and fees of our independent auditors and the professional services they provide;
o	oversees our system of internal accounting controls and the internal audit function; and
o	discharges such other responsibilities specified in the listing standards of the New York Stock Exchange for audit committees.

Our board has adopted a written charter for our Audit Committee, which is available at our website www.winthropreit.com, under the link “Corporate Governance”. A printed copy of the charter is also available to any holder of common shares or Series B-1 Shares who requests it in writing to our Secretary at our headquarters.

The Audit Committee consists of Arthur Blasberg, Jr. (Chairman), Bruce Berkowitz and Howard Goldberg. The Audit Committee held four meetings during the 2005 fiscal year and acted by written consent on one occasion. All members of the Audit Committee attended either in person or by telephone conference call all meetings of the Audit Committee. On March 8, 2006, the Audit Committee met with our independent auditors to discuss our 2005 combined financial statements.

The SEC has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, requiring public companies to disclose information about "audit committee financial experts." Our board has concluded that Mr. Blasberg, the chairman of the Audit Committee, meets the SEC definition of "audit committee financial expert". We are currently in compliance with the listing requirements of the New York Stock Exchange relating to audit committee qualification, and our Board has determined that its Audit Committee possesses sufficient financial expertise to effectively discharge its obligations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers, Trustees and persons who beneficially own greater than 10% of a registered class of our equity securities to file certain reports (“Section 16 Reports”) with the Securities and Exchange Commission with respect to ownership and changes in ownership of the common shares and our other equity securities. Based solely on our review of the Section 16 Reports furnished to us and written representations from certain reporting persons, executive officers, Trustees and greater than 10% beneficial owners have complied with all Section 16(a) requirements applicable to them.

Code of Ethic

We have adopted a Code of Ethics, which are applicable to all of our Trustees and executive officers, including the principal executive officer, the principal financial officer and the principal accounting officer, as well as FUR Advisors, our outside advisor. The Code of Ethics can be obtained upon request from our Secretary and at our website www.winthropreit.com under the link “Corporate Governance”.

ITEM 11. EXECUTIVE COMPENSATION.

The current executive officers receive no remuneration from us and we issued no options or warrants in 2005. See “Item 13. Certain Relationships and Related Transactions” for information relating to fees paid to FUR Advisors.

Our current non-employee Trustees, Messrs. Berkowitz, Blasberg, Embry, Goldberg and Mandis each receive $30,000 annually for their services as Trustees. In addition, each member of the audit committee will receive $500 for each committee meeting they attend and the chairman of the Audit Committee receives an additional $25,000 annually. Trustees who are also our officers receive no compensation for serving on the Board. However, all Trustees are reimbursed for travel expenses and other out-of-pocket expenses incurred in connection with their service on the Board.

Compensation Committee

The Compensation Committee:

o	recommends to the Board the compensation policies and arrangements for the Trust's officers and advisors and affiliates;
o	ensures appropriate oversight of the Trust's executive compensation programs and human resources policies;
o	will, as appropriate, report to Beneficiaries on the Trust's executive compensation policies and programs; and
o	discharges such other responsibilities specified in the listing standards of the New York Stock Exchange for compensation committees.

The Board has adopted a written charter for its Compensation Committee, which is available at our website www.winthropreit.com, under the link “Corporate Governance”. A printed copy of the charter is also available to any holder of common shares or Series B-1 Shares who requests it in writing to our Secretary at our headquarters.

During 2005, the Compensation Committee consisted of Talton Embry (Chairman), Bruce Berkowitz, Arthur Blasberg, Jr., Howard Goldberg and Steven Mandis. The Compensation Committee held three meetings during the 2005 fiscal year which were attended in person or telephonically by all members of the Compensation Committee.

Compensation Committee Report

The following is the March 8, 2006 Compensation Committee Report on Executive Compensation. The members of the Compensation Committee on the date of such report were Bruce Berkowitz, Arthur Blasberg, Jr., Talton Embry (chairman), Howard Goldberg and Steven Mandis.

The Compensation Committee acts pursuant to the Compensation Committee Charter and is comprised of five members who are independent within the meaning of Section 303A.02 of the listing standards of the New York Stock Exchange. A copy of the compensation committee charter is available at our website www.winthropreit.com, under the link “Corporate Governance”.

Executive Compensation Principles

The Trust does not pay any remuneration to its executive officers. The Trust has retained FUR Advisors LLC to provide substantially all asset management, accounting and investor services for the Trust. If the Trust were to retain its executive officers directly, the Compensation Committee would, in making its compensation recommendations to the Board consider (1) the potential holding periods of the Trust’s assets, (2) the number of assets owned by the Trust, (3) the business plan with respect to such assets, (4) the amount of asset management required with respect to the assets, (5) the overall investment prospects of the Trust and short and long-term business plan of the Trust, and (6) with respect to a specific executive officer, such officer's specific responsibilities, experience and overall performance. The Compensation Committee reviews annually the terms of the Advisory Agreement to determine their consistency with market terms and whether the retention of an outside advisor is more favorable to the Trust than retaining direct employees of the Trust. Based on its review , the Compensation Committee recommended to the Board that the Advisory Agreement with FUR Advisors be renewed.

Policy with Respect to Qualifying Compensation for Deductibility

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), a publicly held company, such as the Trust, will not be entitled to a Federal income tax deduction for compensation paid to the chief executive officer or any one of the other four most highly compensated officers of the Trust to the extent that compensation paid to such officer exceeds $1 million in any fiscal year, unless such compensation is subject to certain exceptions set forth in the Code for compensation that qualifies as performance based. If the Trust were to compensate its executive officers directly, the Board and the Compensation Committee would consider Section 162(m) in structuring compensation for the Trust's executive officers; however, the Board or the Compensation Committee may, where it deems appropriate, implement compensation arrangements that do not satisfy the exceptions to Section 162(m).

Members of the Compensation Committee
Bruce Berkowitz
Arthur Blasberg, Jr.
Talton Embry
Howard Goldberg
Steven Mandis

Option Grants in Fiscal 2005

We have a 1999 Long Term Incentive Performance Plan pursuant to which our board may, in its discretion, grant options exercisable for common shares. On March 2, 2005, our board amended the plan to provide for no further issuance of options under this plan. No options were granted during the year ended December 31, 2005.

Compensation Committee Interlocks and Insider Participation

There were no relationships among members of the compensation committee, members of our board or our executive officers who served during our 2005 fiscal year that require disclosure under Item 402(j) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Performance Graph

The following graph compares the cumulative return among the common shares, a peer group index, the Morgan Stanley REIT Index and the Standard & Poor’s 500 Stock Index, for the periods shown. The peer group consists of REITs with a diversity and other property focus and have a current market value as of March 4, 2005 of less than $750M. The quarterly changes for the periods shown in the graph are based on the assumption that $100 had been invested in the common shares and each index on December 31, 2000.

Total Return Performance
Winthrop Realty Trust
S&P 500
MSCI US REIT Index
Peer Group*
Index Value
250
200
150
100
50
0
12/31/00
12/31/01
12/31/02
12/31/03
12/31/04
12/31/05

	Period Ending

Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05

Winthrop Realty Trust	100.00	92.88	75.61	91.75	160.14	246.07
S&P 500	100.00	88.11	68.64	88.33	97.94	102.74
MSCI US REIT Index	100.00	112.83	116.94	159.91	210.26	235.77
Peer Group*	100.00	133.04	147.07	184.62	210.88	240.72

*Peer Group consists of REITs with a diversity and other property focus and have a current market value as of March 4, 2005 of less than $750M.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 1, 2006 (except as otherwise indicated) regarding the ownership of common shares by (i) each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of common shares, (ii) each Trustee, (iii) each executive officer, and (iv) all current executive officers and Trustees as a group. Except as otherwise indicated, each such person has sole voting and investment power with respect to the shares beneficially owned by such person.

Name and Address of Beneficial Owner	Position with the Trust	Amount and Nature of Beneficial Ownership(1)	Percent of Class

FUR Investors, LLC FUR Holdings LLC WEM-FUR Investors LLC Two Jericho Plaza Wing A, Suite 111 Jericho, NY 11753	–	10,000,000(3)	24.7%

John Alba (2)	Chief Investment Officer	(7)	(7)

Michael L. Ashner(2)	Chairman and Chief Executive Officer	10,002,000(4)	24.7%

Bruce R. Berkowitz Fairholme Capital Management 51 John F. Kennedy Parkway Short Hills, NJ 07078	Trustee	2,896,187(5)	6.8%(6)

Arthur Blasberg, Jr. c/o Sullivan & Worcester LLP One Post Office Square Boston, Massachusetts 02109	Trustee	100,000	*

Peter Braverman(2)	President and Trustee	(7)	(7)

Talton Embry Magten Asset Management Corp. 410 Park Avenue 15th Floor New York, New York 10022	Trustee	1,021,519(8)	2.5%

Howard Goldberg 117 Cheltenham Avenue Linwood, New Jersey 08221	Trustee	124,050	*

Steven G. Mandis Halcyon Management Company 477 Madison Avenue, 8th Floor New York, New York 10022	Trustee	5,200,000(9)	11.4%(10)

Thomas Staples(11)	Chief Financial Officer	(7)	(7)

Carolyn Tiffany(11)	Chief Operating Officer and Secretary	(7)	(7)
All Trustees and executive officers as a group		19,343,756(12)	40.4%(13)

Kensington Investment Group, Inc. (14) 4 Orinda Way Suite 200-C Orinda, California 94563	–	2,643,550	6.5%

Vornado Investments L.L.C. 888 Seventh Ave. New York, New York 10019	–	3,522,566	8.7%

*Less than 1%

(1)	Unless otherwise indicated, shares are beneficially owned by indicated holder.
(2)	The address for each of Mr. Ashner and Mr. Braverman is Two Jericho Plaza, Wing A, Suite 111, Jericho, NY 11753
(3)	Based upon information contained in Amendment No. 1 to Schedule 13D as filed by FUR Investors with the Securities and Exchange Commission on January 7, 2004.
(4)	Comprised of 10,000,000 shares owned by FUR Investors and 2,000 shares held directly by Mr. Ashner. Mr. Ashner is the managing member of WEM-FUR Investors LLC, the managing member of FUR Holdings, LLC, the sole member of FUR Investors. As such, Mr. Ashner may be deemed to beneficially own all shares owned by Investors.
(5)	Amount consists of (i) 36,600 common shares owned directly by Mr. Berkowitz, (ii) 623,315 common shares owned by Fairholme Ventures II, LLC, an entity in which Mr. Berkowitz is the managing member, (iii) 2,222,222 common shares issuable upon the conversion of the 400,000 Series B-1 Shares held by Fairholme Ventures II, LLC and (iv) 14,050 common shares held by Fairholme Holdings Ltd, the investment advisor of which is Fairholme Ventures II, LLC. Furthermore, Mr. Berkowitz and Fairholme Capital Management have disavowed management and supervision with respect to a 505,931 shares of common stock held in the separate accounts of advisory clients, and, accordingly, Mr. Berkowitz and Fairholme Capital Management do not attribute such shares.
(6)	Percentage assumes conversion of 400,000 Series B-1 Shares held by Fairholme Ventures II, LLC only.
(7)	Mr. Alba, Braverman, Mr. Staples and Ms. Tiffany are members of WEM-FUR Investors LLC, the managing member of FUR Holdings, LLC, the sole member of FUR Investors. Accordingly, Mr. Alba, Mr. Braverman, Mr. Staples and Ms. Tiffany have an indirect pecuniary interest in approximately 104,000, 246,000, 120,000 and 160,000 of the shares of Common Shares owned by FUR Investors. However, Mr. Alba, Mr. Braverman, Mr. Staples and Ms. Tiffany do not exercise investment control over the shares held by FUR Investors. Accordingly, Mr. Alba, Mr. Braverman, Mr. Staples and Ms. Tiffany are not deemed to beneficially own any of such shares under Section 13 or Section 16 of the Securities Exchange Act of 1934, as amended.
(8)	The number of shares reported consists of (i) 31,264 shares held in an IRA for the benefit of Mr. Embry, (ii) 31,073 shares held in an IRA for the benefit of Mr. Embry’s spouse, (iii) 44,458 shares held in a trust account in which Mr. Embry is the trustee and which is for the benefit of Mr. Embry’s minor son, (iv) 29,639 shares held in a trust account in which Mr. Embry is the trustee and which is for the benefit of Mr. Embry’s minor son and (v) 914,724 shares are owned beneficially by discretionary accounts managed by Mr. Embry. Of the 914,724 shares owned in discretionary accounts, Mr. Embry has no pecuniary interest in 95,146 of such shares.
(9)	Represents common shares issuable upon conversion of 936,000 Series B-1 Shares held by investment funds for which Halcyon Structured, LP is directly or indirectly the investment manager. Mr. Mandis is the Chief Investment Officer of Halcyon Structured LP, indirectly the investment manager of the Halcyon Structured Opportunities Fund, L.P. and Halcyon Fund, L.P. Mr. Mandis disclaims beneficial ownership of all such securities except to the extent of his pecuniary interest therein.
(10)	Percentage assumes conversion of only all Series B-1 Shares held by Investment funds for which Halcyon Structured LP serves as investment manager and 289,333 Series B-1 Shares held by Halcyon Fund, L.P only.
(11)	The address for each of Mr. Staples and Ms. Tiffany is 7 Bulfinch Place, Suite 500, Boston, MA 02114.
(12)	The total number of shares held by directors and executive officers, excluding shares issuable upon conversion of Series B-1 Shares held by directors, is 11,068,810.

(13)	Percentage represents the total number of shares held by directors and executive officers including shares issuable upon conversion of the Series B-1 Shares held by directors over total number of shares outstanding on March 1, 2006 plus shares issuable upon conversion of the Series B-1 Shares held by directors. Excluding shares issuable upon conversion of the Series B-1 Shares held by directors, the percentage ownership of shares held by directors and executive officers is 27.4%.
(14)	Information is derived from the 13-G/A filing by Kensington Investment Group, Inc. with the Securities and Exchange Commission on February 8, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our affairs are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement. FUR Advisors is controlled by and partially owned by our executive officers. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to us and coordinating with our shareholder transfer agent and property managers. Effective as of January 1, 2005, the terms of the Advisory Agreement were modified to provide that the quarterly fee payable to FUR Advisors for providing such services would equal the lesser of an asset based fee or an outstanding equity based fee. In general, the asset based fee was the original fee set forth in the Advisory Agreement which is calculated as follows: 1% of our gross asset value up to $100,000,000, 0.75% of our gross asset value between $100,000,000 and $250,000,000, 0.625% of our gross asset value between $250,000,000 and $500,000,000 and 0.50% of our gross asset value in excess of $500,000,000 (in light of the net leased nature of the 16 net leased properties, FUR Advisors agreed to reduce its fee for these properties to 0.25% of the gross asset value for the portion of that portfolio that is subject to leverage). Prior to the amendment to the Advisory Agreement on January 1, 2005, the asset based fee included a loan servicing fee not exceeding commercially reasonable rates approved by a majority of the independent members of our Board of Trustees, for providing administrative and clerical services with respect to loans made by us to third parties.

The equity based fee is calculated as follows: (i) 1.5% of our issued and outstanding equity securities plus (ii) .25% of any equity contribution by a third party to a joint venture managed by us. For purposes of the equity based calculation, the 31,058,913 common shares outstanding at January 1, 2005 are to be valued as follows: $2.30 (FUR Investors LLC’s tender offer price in its December 2003 tender offer) with respect to 26,058,913 common shares and $2.60 (the purchase price paid by FUR Investors LLC) with respect to the 5,000,000 common shares acquired on December 31, 2003. Our Series A Shares were valued at their liquidation preference amount of $25 per share until their conversion into common shares on February 7, 2006, at which time the common shares issued in connection therewith are valued at $5.0825 per common share. All preferred and common shares issued subsequent to January 1, 2005 are to be valued at the net issuance price including any common shares issued in connection with the conversion of the preferred shares.

In addition to the foregoing modification, regardless of whether the asset based or equity based methodology is used, the reimbursement to FUR Advisors of up to $100,000 per annum for the costs associated with the employment of one or more asset managers has been eliminated.

In connection with the acquisition of the shares in Newkirk Realty Trust, Inc. (“Newkirk”) in November 2005, the Advisory Agreement was modified to provide us with a credit against the payment of the quarterly base fee payable to FUR Advisors equal to 80% of the incentive management fee, if any, payable by Newkirk to NKT Advisors LLC (“NKT Advisors”), Newkirk’s external advisor and an affiliate of FUR Advisors, under the advisory agreement between Newkirk and NKT Advisors. In the event that the credit exceeds the fee payable by us to FUR Advisors, the excess is carried forward to subsequent quarters in the same year with any excess at year end being paid to us by FUR Advisors. FUR Holdings LLC, which owns 100% of FUR Advisors and 80% of NKT Advisors, has effectively guaranteed any payments.

Effective February 1, 2004, Winthrop Management L.P. (formerly known as Kestrel Management L.P.), an affiliate of FUR Advisors and our executive officers, assumed property management responsibilities for Circle Tower.

Pursuant to the terms of the property management agreement, Winthrop Management L.P. receives a fee equal to 3% of the monthly revenues of Circle Tower, which fee has been approved by the independent trustees of our Board of Trustees, and is less than the amount paid to the prior property management company.

The following table sets forth the fees and reimbursements paid by us for the year ended December 31, 2005 to FUR Advisors and Winthrop Management L.P. (in thousands):

	2005

Asset Management (1)	$2,066	(3)
Loan Servicing Fee (1)	–
Property Management (2)	44
Reimbursement (1)	–

(1)	Payable to FUR Advisors
(2)	Payable to Winthrop Management L.P.
(3)	Determined using the equity based method

In connection with the issuance of our Series B-1 Shares in February 2005, we sold to Fairholme Capital Management, LLC, an entity in which Bruce Berkowitz, one of our Trustees, is the managing member, 400,000 Series B-1 Shares. In addition, in connection with our Series B-1 Shares in February 2005, we sold to Halcyon Structured Opportunities Fund, L.P., and Halcyon Fund L.P. 880,000 Series B-1 Shares. In connection with the issuance of our Series B-1 Shares in June 2005, we sold 56,000 Series B-1 Shares to Halcyon Structured Opportunities L.P. Steven Mandis, one of our Trustees, is the Vice Chairman and Chief Investment Officer of the investment advisor of each of the Halcyon partnerships.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The accounting firm of Deloitte & Touche LLP served as our independent auditor for our 2005 fiscal year. Audit services performed by Deloitte & Touche LLP during the 2005 fiscal year consisted of the examination of our financial statements, services related to our filings with the SEC and review of our Registration Statement on Form S-3. Other services provided by Deloitte & Touche LLP during the 2005 fiscal year included tax compliance and planning advice. All fees paid to Deloitte & Touche LLP and all services provided by Deloitte & Touche LLP during the 2005 fiscal year were reviewed, considered for independence and approved by the Audit Committee in accordance with our a policy of requiring that the Audit Committee pre-approve all audit and non-audit services provided to us by the auditor of our financial statements.

Aggregate fees billed to by Deloitte & Touche LLP, our principal accounting firm, for the years ended December 31, 2005 and 2004 were as follows.

Type of Fee	Fiscal 2005	Fiscal 2004

Audit Fee	$637,000	$69,000
Audit Related Fees	130,000	120,000
Tax Fees	140,000	20,332

Total	$907,000	$209,332

Audit fees for the years ended December 31, 2005 were for professional services rendered in connection with the integrated audit of the Trust’s consolidated financial statements and internal control over financial reporting.

Audit Related fees for of the year ended December 31, 2005 were for services related to 8K filings with respect to acquisitions and dispositions by us ($90,700) and financial accounting and reporting consultations ($29,300).

Tax fees as of the years ended December 31, 2005 and 2004 were for services related to tax compliance, tax planning and strategies, and state and local tax advice.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firms on pages 47 through 49 of Item 8.

Management’s Report on Effectiveness of Internal Controls over Financial Reporting

Consolidated and Combined Balance Sheets - December 31, 2005 and 2004 on page 48 of Item 8.

Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) - For the Years Ended December 31, 2005, 2004 and 2003 on page 49 of Item 8.

Consolidated and Combined Statements of Shareholders’ Equity - For the Years Ended December 31, 2005, 2004 and 2003 on page 50 of Item 8.

Consolidated and Combined Statements of Cash Flows - For the Years Ended December 31, 2005, 2004 and 2003 on pages 51 and 52 of Item 8.

Notes to Consolidated and Combined Financial Statements on pages 53 through 83 of Item 8.

(2) Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation.

All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibits.

The exhibits listed on the Exhibit Index on pages 101 – 103 are filed as a part of this Report or incorporated by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST

Dated: March 16, 2006	By:	/s/ Michael L. Ashner

Michael L. Ashner
Chief Executive Officer

Dated: March 16, 2006	By:	/s/ Thomas Staples

Thomas Staples
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/ Michael L. Ashner		Trustee	March 16, 2006

/s/ Peter Braverman		Trustee	March 16, 2006

Bruce R. Berkowitz Arthur Blasberg, Jr. Howard Goldberg		Trustee

By:	/s/ Peter Braverman		March 16, 2006

Peter Braverman,
as attorney-in fact

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Winthrop Realty Trust (formerly known as First Union Real
Estate Equity and Mortgage Investments and First Union Management, Inc.):

Under date of March 4, 2004, except for the effects of the discontinued operations described in notes 2, 18 and 23which are as of March 14, 2006, we reported on the combined statements of operations and comprehensive income, shareholders’ equity, and cash flows of Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc.) (the “Company”) for the year ended December 31, 2003, which is included in the Annual Report on Form 10-K. In connection with our audit of the aforementioned combined financial statements, we also audited the related financial statement schedule for the year ended December 31, 2003 listed under Item 15(a)(2) on page 99. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 4, 2004, except for the effects of the
discontinued operations described in notes 2,
18 and 23 which are as of March 14, 2006

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION At December 31, 2005 (amounts in thousands)

					Initial Cost to Registrant			Cost capitalized subsequent to acquistion	As of December 31, 2005

				Mortgage Encumbrances		Land Estates	Building and Improvements	Land/Building and Improvements		Land Estates	Building and Improvements			Accumulated Depreciation	Date Acquired
Description		Location	Location		Land				Land				Total			Life

Continuing Operations:

Office		Orlando	FL	$-	$-	$-	$17,248	$42	$-	$-	$17,290		$17,290	$486	11/14/2004	40 yrs
Office		Plantation	FL	10,644	-	-	8,915	20	-	-	8,935		8,935	251	11/14/2004	40 yrs
Office		Churchill	PA	-	-	-	23,834	37	-	-	23,871		23,871	671	11/14/2004	40 yrs
Office		Indianapolis	IN	4,564	270	-	1,609	6,838	1,763	-	6,954		8,717	4,897	10/16/1974	40 yrs
Office		Chicago	IL	-	-	-	23,635	209	-	-	23,844		23,844	105	10/28/2005	40 yrs
Office		Amherst	NY	17,948	1,591	-	18,027	-	1,591	-	18,027		19,618	282	5/25/2005	40 yrs
Office		Houston	TX	74,444	7,075	-	62,468	-	7,075	-	62,468		69,543	1,695	1/5/2005	40 yrs

				107,600	8,936	-	155,736	7,146	10,429	-	161,389		171,818	8,387

Retail		Athens	GA	891	-	-	3,669	4	-	-	3,673		3,673	103	11/14/2004	40 yrs
Retail		Atlanta	GA	1,050	-	-	4,633	5	-	-	4,638		4,638	130	11/14/2004	40 yrs
Retail		Louisville	KY	798	-	-	2,722	3	-	-	2,725		2,725	77	11/14/2004	40 yrs
Retail		Lafayette	LA	723	-	-	-	1	-	-	1		1	-	11/14/2004	40 yrs
Retail		St. Louis	MO	939	-	-	990	2	-	-	992		992	28	11/14/2004	40 yrs
Retail		Biloxi	MS	887	-	-	851	2	-	-	853		853	24	11/14/2004	40 yrs
Retail		Greensboro	NC	819	-	-	3,797	4	-	-	3,801		3,801	107	11/14/2004	40 yrs
Retail		Knoxville	TN	867	-	-	2,121	3	-	-	2,124		2,124	60	11/14/2004	40 yrs
Retail		Memphis	TN	891	-	-	760	2	-	-	762		762	21	11/14/2004	40 yrs
Retail		Denton	TX	891	-	-	1,574	3	-	-	1,577		1,577	44	11/14/2004	40 yrs
Retail		Seabrook	TX	857	-	-	1,393	2	-	-	1,395		1,395	39	11/14/2004	40 yrs

				9,613	-	-	22,510	31	-	-	22,541		22,541	633

Other		Jacksonville	FL	6,488	2,166	-	8,665	18	2,166	-	8,683		10,849	244	11/14/2004	40 yrs
Other		Andover	MA	-	-	-	7,611	-	-	-	7,611		7,611	2	12/29/2005	40 yrs
Other		South Burlington	VT	-	-	-	3,099	-	-	-	3,099		3,099	1	12/29/2005	40 yrs
Other	(1)			51,417	-	-	-	-	-	-	-		-	-

				57,905	2,166	-	19,375	18	2,166	-	19,393		21,559	247

Total from Continuing Operations				175,118	11,102	-	197,621	7,195	12,595	-	203,323		215,918	9,267

Discontinued Operations:

Retail		Sherman	TX	822	-	-	820	3	-	-	823	(2)	823	-	11/14/2004	40 yrs

TOTALS				$175,940	$11,102	$-	$198,441	$7,198	$12,595	$-	$204,146		$216,741	$9,267

	(1)	Represents a first mortgage loan on the Orlando, Florida and Churchill, Pennsylvania properties.
	(2)	Balance does not include $559 of lease intangibles shown on the balance sheet.

	The net basis in the properties for federal income tax basis was approximately $132,876.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2005	2004	2003

Real Estate
Balance at beginning of period	$91,528	$71,983	$70,953
Additions during the period:
Consolidation of 5400 Westheimer	69,543	–	–
Land and land estates	1,591	3,659	–
Buildings and improvements	53,256	83,096	1,043

	$215,918	$158,738	$71,996

Less: Disposition of assets	–	66,390	–
Less: Reclassification to discontinued operations	–	820	13

Balance at end of period	$215,918	$91,528	$71,983

Accumulated Depreciation
Balance at beginning of period	$4,750	$14,102	$12,057
Additions charged to operating expenses	4,387	1,355	2,058
Consolidation of 5400 Westheimer	130	–	–

	9,267	15,457	14,115

Less: Accumulated depreciation on assets disposed of	–	10,707	13

	$9,267	$4,750	$14,102

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Bylaws of the Trust as restated on November 8, 2005	(m)

3.2	Amended and Restated Declaration of Trust as of December 15, 2005	*

4.1	Form of certificate for Shares of Beneficial Interest	(b)

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust	(a)

4.3	Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005	(f)

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest	(l)

10.1	1999 Trustee Share Option Plan	(c)

10.2	1999 Long Term Incentive Performance Plan	(c)

10.3	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002	(i)

10.4	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase Agreement"), including Annex A thereto, being the list of Conditions to the Offer.	(d)

10.5	Guaranty of Michael L. Ashner, Guarantor, dated November 26, 2003, in favor of the Trust, in the form provided as Annex F to the Stock Purchase Agreement.	(d)

10.6	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust, First Union REIT, L.P., and FUR Advisors LLC.	(m)

10.7	Exclusivity Services Agreement between the Trust and Michael L. Ashner.	(d)

10.8	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005	(m)

10.9	Covenant Agreement between the Trust and FUR Investors, LLC.	(d)

10.10	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger
(e)

10.11	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association	(e)

10.12	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association	(e)

10.13	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(e)

10.14	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(e)

10.15	Amended and Restated Omnibus Agreement, dated March16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P.	(g)

10.16	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation	(h)

10.17	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein	(i)

10.18	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(l)

10.19	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(l)

10.20	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(l)

10.21	Purchase and Sale Agreement, dated March 10, 2005, between Amherst Investors Business Trust and Micron Realty LLC	(j)

10.22	Assignment of Purchase and Sale Agreement, dated March 21, 2005, between Micron Realty LLC and First Union Real Estate Equity and Mortgage Investments	(j)

10.23	Loan Agreement, dated May 25, 2005, between FT-Amherst Property LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender	(k)

10.24	Promissory Note, dated May 25, 2005, in the original principal amount of $18,000,000 from FT-Amherst Property LLC to Greenwich Capital Financial Products, Inc.	(k)

10.25	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”).	(m)

10.26	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado	(m)

10.27	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust	(m)

10.28	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust	(m)

10.29	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc.	(m)

10.30	Lock-Up Agreement, dated November 7, 2005, executed by the Trust	(m)

10.31	Ownership Limit Waiver Agreement dated November 7, 2005, between the Trust and Newkirk Realty Trust, Inc.	(m)

10.32	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership	(m)

10.33	Undertaking, dated November 7, 2005, by FUR Holdings LLC and FUR Advisors LLC for the benefit of the Trust.	(m)

10.34	Participation and Servicing Agreement, dated December 8, 2005, between Arbor Realty Funding LLC and FT-Toy LLC.	(n)

10.35	Loan Agreement, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC.	(n)

10.36	Promissory Note, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC	(n)

10.37	Pledge Agreement, dated December 7, 2005, from FT-Toy LLC to the Arbor Realty Funding LLC.	(n)

10.38	Guaranty from Winthrop Realty Trust in favor of the Arbor Realty Funding LLC.	(n)

10.39	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association	(o)

10.40	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association.	(o)

21	Subsidiaries	*

23.1	Consent of Independent Registered Public Accounting Firm	*

23.2	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* filed herewith

(a)	Incorporated by reference to the Trust’s 2000 Form 10-K
(b)	Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818
(c)	Incorporated by reference to the Trust’s 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(d)	Incorporated by reference to the Trust’s March 31, 2004 Form 10-Q
(e)	Incorporated by reference to the Trust’s Form 8-K dated November 18, 2004
(f)	Incorporated by reference to the Trust’s Form 8-K dated January 1, 2004
(g)	Incorporated by reference to the Trust’s Form 8-K dated March 18, 2005
(h)	Incorporated by reference to the Trust’s Form 8-K dated February 17, 2005
(i)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2005
(j)	Incorporated by reference to the Trust’s Form 8-K dated March 23, 2005
(k)	Incorporated by reference to the Trust’s Form 8-K dated May 27, 2005
(l)	Incorporated by reference to the Trust’s Form 8-K dated June 21, 2005
(m)	Incorporated by reference to the Trust’s Form 8-K dated November 10, 2005.
(n)	Incorporated by reference to the Trust’s Form 8-K dated December 12, 2005.
(o)	Incorporated by reference to the Trust’s Form 8-K dated December 21, 2005.