Form 10-K/A
period 2005-12-31
Winthrop Realty Trust
filed 2006-03-17
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY PARAGRAPH

This Form 10-K/A is being filed for the purposes of (i) changing the date March 14, 2006 to March 16, 2005 in each of (x) KPMG LLP’s Report of Independent Registered Public Accounting Firm appearing on page 47 and page 98 of the Trust’s Form 10-K and (y) KPMG LLP’s Consent attached as Exhibit 23.2 of the Trust’s Form 10-K and (ii) changing a page reference in KPMG LLP’s Report of Independent Registered Public Accounting Firm appearing on page 98 of the Trust’s Form 10-K

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CROSS REFERENCE SHEET PURSUANT TO ITEM G,
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

/s/ KPMG LLP

New York, New York
March 4, 2004, except for the effects of the
discontinued operations described in notes 2,
18 and 23 which are as of March 16, 2005

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

WINTHROP REALTY TRUST

Dated: March 17, 2006	By:	/s/ Michael L. Ashner

Michael L. Ashner
Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Winthrop Realty Trust (formerly known as First Union Real
Estate Equity and Mortgage Investments and First Union Management, Inc.):

Under date of March 4, 2004, except for the effects of the discontinued operations described in notes 2, 18 and 23 which are as of March 16, 2005, we reported on the combined statements of operations and comprehensive income, shareholders’ equity, and cash flows of Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc.) (the “Company”) for the year ended December 31, 2003, which is included in the Annual Report on Form 10-K. In connection with our audit of the aforementioned combined financial statements, we also audited the related financial statement schedule for the year ended December 31, 2003 listed under Item 15(a)(2) on page 100. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 4, 2004, except for the effects of the
discontinued operations described in notes 2,
18 and 23 which are as of March 16, 2005

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