Form 10-Q
period 2006-03-31
Winthrop Realty Trust
filed 2006-05-10
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2). Yes ☐ No ☑

As of May 1, 2006 there were 40,473,787 Common Shares of beneficial interest outstanding.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2006

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2006 (Unaudited)	December 31, 2005

ASSETS
Investments in real estate, at cost
Land	$19,546	$12,595
Buildings and improvements	229,255	203,323

	248,801	215,918
Less - Accumulated depreciation	(10,654)	(9,267)

Investments in real estate, net	238,147	206,651
Cash and cash equivalents	22,895	19,018
Restricted cash	2,615	626
Mortgage-backed securities available for sale pledged
under repurchase agreements	120,391	126,163
Loans receivable	82,611	67,504
Accounts receivable and prepayments, net of allowance
of $10 and $23, respectively	7,169	9,094
Real estate securities available for sale	14,629	34,300
Preferred equity investment	79,919	78,427
Equity investment	70,725	70,304
Equity investment in joint venture	11,374	–
Lease intangibles, net	38,795	36,735
Deferred financing costs, net	1,635	1,516
Assets of discontinued operations	1,382	1,382
Other assets	2,644	1,946

TOTAL ASSETS	$694,931	$653,666

LIABILITIES

Repurchase agreements	$116,237	$121,716
Mortgage loans payable	214,862	175,118
Loan payable	30,020	30,025
Revolving line of credit	18,625	16,000
Accounts payable and accrued liabilities	7,443	7,598
Dividends payable	1,098	5,530
Below market lease intangibles, net	4,978	4,569
Deferred income	8,667	9,500
Liabilities of discontinued operations	1,624	1,659

TOTAL LIABILITIES	403,554	371,715

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	29,998	27,527

SHAREHOLDERS' EQUITY

Series A Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference, 2,300,000 shares authorized, 0 and 983,082 outstanding at March 31, 2006 and
December 31, 2005, respectively	–	23,131
Series B-1 Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference, 4,000,000 shares authorized, 3,990,000 and 4,000,000 outstanding at
March 31, 2006 and December 31, 2005, respectively	93,928	94,164
Common Shares of Beneficial Interest, $1 par, unlimited authorized,
40,473,787 and 35,581,479 outstanding at March 31, 2006 and
December 31, 2005, respectively	40,474	35,581
Additional paid-in capital	239,860	221,386
Accumulated other comprehensive income	3,483	6,915
Accumulated distributions in excess of net income	(116,366)	(126,753)

Total Shareholders' Equity	261,379	254,424

TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$694,931	$653,666

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,

	2006	2005

Revenues
Rents	$8,577	$3,862
Interest and dividends	3,454	1,037

	12,031	4,899

Expenses
Property operating	954	185
Real estate taxes	158	21
Depreciation and amortization	2,551	842
Interest	5,636	1,700
General and administrative	1,519	1,000
State and local taxes	4	–

	10,822	3,748

Other income
Assignment of exclusivity agreement	833	–
Equity in earnings of preferred equity investment	1,479	–
Equity in earnings (loss) of equity investment	1,602	(24)
Gain on sale of real estate securities available for sale	7,319	142
Gain on sale of real estate held for syndication	–	169
Gain on early extinguishment of debt	165	–

	11,398	287

Income from continuing operations before minority interest	12,607	1,438
Minority interest	632	–

Income from continuing operations	11,975	1,438

Discontinued operations:
Income from discontinued operations	36	34

Net income	12,011	1,472
Preferred dividend	(1,624)	(1,026)

Net income applicable to Common Shares of Beneficial Interest	$10,387	$446

Comprehensive income
Net income	$12,011	$1,472
Change in unrealized gain on real estate securities available for sale	(4,139)	(25)
Change in unrealized loss on mortgage-backed securities held for sale	1	–
Change in unrealized gain on interest rate derivative	706	1,006

Comprehensive income	$8,579	$2,453

Per common share data - Basic:
Income from continuing operations	$0.27	$0.01
Income from discontinued operations	0.00	0.00

Net income	$0.27	$0.01

Per common share data - Diluted:
Income from continuing operations	$0.19	$0.01
Income from discontinued operations	0.00	0.00

Net income	$0.19	$0.01

Basic Weighted-Average Common Shares	38,458	31,537

Diluted Weighted-Average Common Shares	62,699	31,583

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10Q - MARCH 31, 2006

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands, except per share amounts)

							Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income	Total
	Series A Preferred Shares of Beneficial Interest		Series B-1 Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2005	983	$23,131	4,000	$94,164	35,581	$35,581	$221,386	$6,915	$(126,753)	$254,424
Net income	–	–	–	–	–	–	–	–	12,011	12,011
Dividends paid or accrued on Series B-1
preferred shares ($1.625 per share)	–	–	–	–	–	–	–	–	(1,624)	(1,624)
Change in unrealized gain on real estate
securities available for sale, net of
reclassification adjustment for
amounts included in net income	–	–	–	–	–	–	–	(4,139)	–	(4,139)
Change in unrealized gain on mortgage-
backed securities held for sale	–	–	–	–	–	–	–	1	–	1
Change in unrealized gain on interest
rate derivatives	–	–	–	–	–	–	–	706	–	706
Redemption of Series A-1 preferred
shares for common shares	(983)	(23,131)	–	–	4,837	4,837	18,294	–	–	–
Conversion of Series B-1 preferred
shares to common shares	–	–	(10)	(236)	56	56	180	–	–	–

Balance, March 31, 2006	–	$–	3,990	$93,928	40,474	$40,474	$239,860	$3,483	(116,366)	$261,379

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,

	2006	2005

Cash flows from operating activities
Net income	$12,011	$1,472
Adjustments to reconcile net income
to net cash provided by (used in) operating activities
Depreciation and amortization (including amortization of deferred
financing costs)	1,583	724
Amortization of lease intangibles	1,215	307
Straight-lining of rental income	890	1,027
Equity in undistributed earnings of preferred equity investment
in excess of of distributions from earnings	(332)	–
Equity in undistributed earnings of equity investment
in excess of distributions from earnings	(421)	–
Minority interest	632	–
Gain on sale of real estate held for syndication	–	(169)
Gain on sale of real estate securities available for sale	(7,319)	(142)
Gain on early extinguishment of debt	(165)	–
Decrease in deferred income	(833)	(7)
Bad debt recovery	(13)	–
Net changes in other operating assets and liabilities	1,334	(6,079)

Net cash provided by (used in) operating activities	8,582	(2,867)

Cash flows from investing activities
Investments in real estate	(35,749)	(381)
Proceeds from disposition of real estate held for syndication	–	5,802
Contributions of minority interests	3,074	–
Distributions to minority interest	(1,235)	–
Proceeds from mortgage-backed securities available for sale	5,718	–
Investment in equity investment in joint venture	(11,374)	–
Investment in preferred equity investment	(1,160)	–
Purchase of real estate securities available for sale	(1,211)	(8,210)
Proceeds from sale of real estate securities available for sale	24,062	549
Increase in restricted cash	(1,989)	(81)
Issuance and acquisition of loans receivable	(19,088)	–
Collection of loans receivable	3,513	3,008

Net cash by (used in) provided by investing activities	(35,439)	687

(Continued)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

(Continued)

	For the Three Months Ended March 31,

	2006	2005

Cash flows from financing activities
Repayment of borrowings under repurchase agreements	$(5,479)	$–
Proceeds from mortgage loans payable	45,929	4,600
Payments of loans payable	(5)	(5)
Proceeds from revolving line of credit	45,000	–
Payment of revolving line of credit	(42,375)	–
Deferred financing costs	(260)	(153)
Principal payments of mortgage loans payable	(6,020)	(2,085)
Issuance of Common Shares	–	3,977
Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares	–	85,875
Dividends paid on Preferred Shares	(2,142)	(516)
Dividends paid on Common Shares	(3,914)	–

Net cash provided by financing activities	30,734	91,693

Net increase in cash and cash equivalents	3,877	89,513
Cash and cash equivalents at beginning of period	19,018	82,559

Cash and cash equivalents at end of period	$22,895	$172,072

Supplemental Disclosure of Cash Flow Information

Interest paid	$5,645	$2,043

State and local income taxes paid	$190	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on Preferred Shares	$1,624	$1,026
Loans to Limited Partners of 5400 Westheimer	–	(1,338)
Liabilities of real estate held for syndication assumed in acquisition	–	(76,762)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Winthrop Realty Trust is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 31, 2005 (the "Declaration of Trust"), which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments. The Trust conducts its business through WRT Realty L.P., a Delaware limited partnership (the "Operating Partnership"). The Trust is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interest in the Operating Partnership. All references to the "Trust" refer to Winthrop Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Trust's Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated financial statements represent the consolidated results of Winthrop Realty Trust, its wholly-owned taxable REIT subsidiary, WRT TRS Management Corp. ("FUMI"), the Operating Partnership, wholly-owned subsidiaries and certain partially-owned entities, in which the Trust owns either (i) more than 50% and has a controlling interest or (ii) 50% or less and the Trust is the controlling partner. All significant intercompany amounts have been eliminated. The Trust accounts for its investments in companies in which it has the ability to significantly influence but does not have a controlling interest, by using the equity method of accounting.

Certain prior year balances reflected in Note 18 "Business Segments" have been reclassified in order to conform to the current year presentation.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the critical estimates made by the Trust include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and loans receivable and provisions for impairment of real estate. As a result of the nature of estimates made by the Trust, actual results could differ.

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

	Three Months Ended March 31,

	2006	2005

Basic
Income from continuing operations	$11,975	$1,438
Preferred dividend	(1,624)	(1,026)

Income from continuing operations, net of preferred dividend	10,351	412
Income from discontinued operations	36	34

Net income applicable to Common Shares	$10,387	$446

Basic weighted-average Common Shares	38,458	31,537

Income from continuing operations, net of preferred dividend	$0.27	$0.01
Income from discontinued operations	0.00	0.00

Net income per Common Share - Basic	$0.27	$0.01

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

	Three Months Ended March 31,

	2006	2005

Diluted
Income from continuing operations	$11,975	1,438
Preferred dividend	–	(1,026)

Income from continuing operations	11,975	412
Income from discontinued operations	36	34

Net income applicable to Common Shares	$12,011	$446

Basic weighted-average Common Shares	38,458	31,537
Convertible Preferred Shares	24,182	–
Stock options	59	46

Diluted weighted-average Common Shares	62,699	31,583

Income from continuing operations	$0.19	$0.01
Income from discontinued operations	0.00	0.00

Net income per Common Share	$0.19	$0.01

The Trust's Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest ("Series A Shares") and Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest ("Series B-1 Shares") are antidilutive for the three months ended March 31, 2005 and, accordingly, are not included in the weighted average shares outstanding for the diluted earnings per share. The Series A Shares, which were redeemed for the Trust's common shares of beneficial interest ("Common Shares") on February 7, 2006, and Series B-1 Shares were dilutive for the three months ended March 31, 2006.

Variable Interest Entities

Financial Accounting Standards Board ("FASB") Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities ("FIN 46R") requires a variable interest entity ("VIE") to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's anticipated losses and/or a majority of the expected returns.

The Trust has evaluated its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Trust determining that certain of its loans, preferred equity investments and other investments were potential variable interests. For each of these investments, the Trust has evaluated (1) the sufficiency of the applicable entity's equity investments at fair value at risk to absorb losses, (2) whether as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Variable Interest Entities (Continued)

about the entity's significant activities, (b) the obligation to absorb the expected losses of the entity and whether their obligations are protected directly or indirectly, (c) the right to receive the expected residual return of the entity without a cap on the return, (3) whether the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) whether substantially all of the entity's activities do involve or are conducted on behalf of an investor that has disproportionately few voting rights. As of March 31, 2006, the Trust has identified one loan which was made to an entity determined to be a VIE, the loan acquired by WRT Marc RC LLC (see Note 5). The Trust has determined that it is not the primary beneficiary, therefore the Trust accounts for this investment as a loan receivable.

Recently Issued Accounting Standards

There have been no new accounting standards or interpretations that have been issued that the Trust has not yet adopted that the Trust believes will have a material impact on our consolidated financial statements upon adoption.

3.	Real Estate Acquisitions, Dispositions and Financings

Acquisitions

On February 16, 2006, the Trust acquired from an unaffiliated third party three office buildings located at 550-650, 701 and 1050 Warrenville Road, Lisle, Illinois, a Chicago suburb. The gross purchase price for the 550-650 and 701 properties (the "Wholly-Owned Properties") was $31,750,000 and the purchase price for the 1050 property was $3,500,000, which was acquired in a joint venture owned 60% by the Trust and 40% by an entity, the owners of which (the "Marc Principals") are also owners of the entities to which the Trust has made mezzanine and second mortgage loans. The three properties contain an aggregate of approximately 290,000 square feet of office space. The Wholly-Owned Properties, which contain approximately 236,000 square feet, are 97% occupied and the 1050 property is vacant. The Trust incurred approximately $120,000 in closing costs with respect to the Wholly-Owned Properties and its allocable share of approximately $31,600 with respect to the joint venture property.

Dispositions

There were no dispositions of real estate during the three months ended March 31, 2006.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Real Estate Acquisitions, Dispositions and Financings (Continued)

Financings

On February 10, 2006, FT-Ontario Holdings LLC, a joint venture in which the Trust holds an 80% interest and an entity owned by the Marc Principals holds a 20% interest, obtained a $21,600,000 loan from an unaffiliated third party lender, which is secured by FT-Ontario's property and parking spaces located at One Erie, Chicago, Illinois. The loan bears interest at 5.75%. The loan requires monthly payments of interest only during the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on March 1, 2016, at which time the outstanding principal balance is expected to be approximately $18,859,000.

On February 17, 2006, the Trust obtained a $9,550,000 loan from an unaffiliated third party lender, which is secured by the Trust's wholly-owned properties located in Andover, Massachusetts and South Burlington, Vermont. The loan bears interest at 6.6%, requires monthly payments of principal and interest of approximately $65,000 (based on a 30-year amortization schedule) and is scheduled to mature on February 16, 2011 at which time the outstanding principal balance is expected to be approximately $8,733,000.

4.	Mortgage-Backed Securities Pledged Under Repurchase Agreements

At March 31, 2006, all of the Trust's mortgage-backed securities which consisted of Federal National Mortgage Association ("Fannie Mae") whole pool certificates were classified as available-for-sale and, as such, were carried at their estimated fair value based on prices obtained from a third party.

Although not rated, whole pool agency mortgage-backed securities carry an implied AAA rating and are guaranteed as to principal and interest by Fannie Mae.

The following table presents the amortized cost and fair value of the Trust's mortgage-backed securities at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005

Cost	$120,535	$126,236
Unrealized loss	(1,392)	(1,393)
Interest payment receivable	438	455
Unamortized premium	810	865

Carrying value/estimated fair value	$120,391	$126,163

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Mortgage-Backed Securities Pledged Under Repurchase Agreements (Continued)

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

The mortgage-backed securities bear interest at a weighted average interest rate of 4.23% based on balances at March 31, 2006. The Trust did not own any mortgage-backed securities at March 31, 2005.

The FASB has placed an item on its agenda relating to the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Trust records such assets and the related financing gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. Any change in fair value of the security is reported through other comprehensive income under SFAS No.115, because the security is classified as "available for sale".

However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller's perspective under the provisions of SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller of the mortgage-backed securities may be required to continue to consolidate the assets sold to the Trust, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, the Trust may be precluded from presenting the assets and liabilities gross on its balance sheet and should instead be treating its net investment in such assets as a derivative.

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

This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the Trust's financial statements. The Trust's cash flows, its liquidity and its ability to pay a dividend would be unchanged, and the Trust does not believe its taxable income or REIT status would be affected. The Trust's net equity would not be materially affected. If the Trust were to change its current accounting treatment for these transactions as of March 31, 2006, total assets and total liabilities would each be reduced by approximately $116,237,000.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable

On March 29, 2006, the Trust, through two consolidated joint ventures in which the Trust holds a 60% interest and an entity owned by the Marc Principals owns the remaining 40% interest, acquired (i) a loan with a current principal balance of $11,750,000 which is secured by a first leasehold mortgage on approximately 241,000 square feet of commercial space and a 133 space indoor parking garage located at 800 South Wells, Chicago, Illinois and commonly referred to as River City (the "Commercial Loan"), and (ii) a loan with a current principal balance of $5,915,000 which is secured by a first priority mortgage on the land underlying the River City property and unsold residential condominium units at the River City property (the "Land Loan"). The Commercial Loan is currently in default and WRT-Marc RC LLC ("WRT-Marc RC"), the entity that acquired the Commercial Loan, has commenced foreclosure proceedings on the Commercial Loan. In connection with the acquisition and modification of the Commercial Loan, WRT-Marc RC entered into an option agreement with an unaffiliated third party pursuant to which the third-party has an option to acquire the indoor parking structure at such time, if at all, as WRT-Marc RC acquires title to the commercial space and the indoor parking secured by the Commercial Loan. As consideration for entering into the option agreement, WRT-Marc RC received a deed for the land underlying the River City property, which deed is to be held in escrow until such time, if at all, as WRT-Marc RC acquires title to the commercial space. If exercised, the option price will be equal to $1,900,000 plus 10% interest thereon plus any additional expenses incurred by WRT-Marc RC in connection with acquiring and the operating of the commercial space less any payments of interest made on account of the Commercial Loan.

The Trust has determined that the Commercial Loan was made to a VIE under FIN 46R. The Trust has determined that it is not the primary beneficiary, and therefore, the Trust accounts for this investment as a loan receivable.

The maturity date for the Land Loan was April 16, 2005. The entity from which the Land Loan was acquired had previously agreed to forbear from exercising any remedies on the Land Loan until April 16, 2006.

WRT-Marc RC Land LLC ("WRT-Marc RC Land"), the entity that acquired the Land Loan, entered into a modification agreement with the borrowers thereunder to extend the forbearance period to December 31, 2007 and reduced the interest rate to 10% per annum.

On March 29, 2006, WRT-Marc RC and WRT-Marc RC Land obtained financing from an unaffiliated third party lender with a principal amount of $9,500,000 and $5,280,000, respectively. Both loans bear interest at a floating rate of Prime plus .50% (8.25% at March 31, 2006) and mature on March 29, 2007, subject to one-year extensions. The loan made to WRT-Marc RC is secured by the Commercial Loan and the loan made to WRT-Marc RC Land is secured by the Land Loan.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable (Continued)

The following table summarizes the Trust's loans receivable at March 31, 2006 and December 31, 2005 (in thousands):

				Carrying Amount

Property/Collateral	Location	Interest Rate	Maturity	March 31, 2006	December 31, 2005

Toy Building (1)	New York, NY	LIBOR plus 5.6% (9.72%)	April 2008	$59,793	$60,250

Ridgebrooke Office Plaza (2)(5)	Northbrook, IL	Prime (7%)	April 2006	–	3,520

Wingate Inn (2)	Clearwater, FL	10%	February 2007	2,725	2,739

Various (3) (4)	Chicago, IL	8.5%	Various; 7 years from date of funding	2,413	995

River City (2)	Chicago, IL	9.75%	February 2006	11,760	–

River City (2)	Chicago, IL	10%	December 2007	5,920	–

				$82,611	$67,504

The carrying amount includes accrued interest of $846,000 and $877,000 at March 31, 2006 and December 31, 2005, respectively. All the loans, except for the two River City loans, are performing according to their terms.

(1)	Secured by the ownership interests in the property owner. The Trust owns a one-third interest in a joint venture which owns a 99% participating interest in the loan. The joint venture is consolidated with the Trust's financial statements.

(2)	Secured by a first mortgage.

(3)	Tenant improvement and capital expenditure loans at various properties.

(4)	Secured by a subordinate mortgage or the ownership interests in the property owner.

(5)	Loan repaid in full on February 21, 2006.

Activity related to mortgage loans is as follows (in thousands):

	2006	2005

Balance at January 1	$67,504	$8,368
Purchases and advances made	19,088	1,338
Interest accrued, net	(468)	39
Repayments	(3,513)	(3,008)

Balance at March 31	$82,611	$6,737

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Real Estate Securities Available for Sale

On March 12, 2006, the Trust sold a total of 1,385,000 shares of common stock of Sizeler Property Investors, Inc. ("Sizeler") to three unaffiliated third parties in privately negotiated transactions. The shares were sold for $14.35 per share for an aggregate sale price of approximately $19,875,000. The sale resulted in a gain of approximately $6,790,000 exclusive of dividends received on such shares. Also, the Trust sold an additional 82,100 shares in market transactions at various prices and recognized an additional gain of approximately $245,000. After giving effect to the sales, the Trust held 288,500 shares of common stock in Sizeler at March 31, 2006 representing approximately 1.4% of the outstanding common shares of Sizeler.

In accordance with the terms of the agreement with Sizeler pursuant to which Michael Ashner, the Trust's chairman and chief executive officer, was elected to Sizeler's board in 2005, Mr. Ashner resigned as a director of Sizeler effective March 13, 2006.

During the quarter ended March 31, 2006, the Trust sold additional real estate securities for an aggregate price of approximately $2,989,000, resulting in a gain of approximately $285,000 exclusive of dividends received.

The following is a summary of Real Estate Securities Available for Sale at March 31, 2006 (in thousands):

Name	Date Purchased	Cost at March 31, 2006	Gain at March 31, 2006	Unrealized Balance at March 31, 2006

America First Apartment
Investors, Inc.	Various	$8,698	$1,449	$10,147

Sizeler Property Investor, Inc.	Various	3,481	777	4,258

Other real estate securities	Various	223	1	224

		$12,402	$2,227	$14,629

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Real Estate Securities Available for Sale (Continued)

The following is a summary of Real Estate Securities Available for Sale at December 31, 2005 (in thousands):

Name	Date Purchased	Cost at December 31, 2005	Unrealized Gain at December 31, 2005	Balance at December 31, 2005

America First Apartment
Investors, Inc.	Various	$7,576	$1,150	$8,726
Sizeler Property Investor, Inc.	Various	17,520	5,039	22,559
Other real estate securities	Various	2,834	181	3,015

		$27,930	$6,370	$34,300

7.	Preferred Equity Investment

The Trust holds 25 separate convertible mezzanine loans, one subordinate mortgage loan and equity investments in 26 separate entities in the aggregate amount of approximately $78,220,000. Each of the borrowers is owned primarily by the Marc Principals who are not affiliates of the Trust. Each loan is secured by the applicable borrower's ownership interest in a limited liability company (each a “Property Owner”) that in turn owns an office building or complex. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only.

The equity interest in each of the borrowers entitles the Trust to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts in excess of that required to fully satisfy all of the debt encumbering that property, including its respective loan and a return to the borrower of its deemed equity (the agreed value of the applicable property at the loan origination date less all debt encumbering that property including the loan made by the Trust) plus a 7.65% cumulative return thereon.

The Trust has committed to advance approximately $7,350,000 to cover the costs of tenant improvements and capital expenditures at the foregoing 26 properties, of which $3,066,000 had been advanced at March 31, 2006.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Equity Investment (Continued)

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of March 31, 2006 (unaudited)		As of December 31, 2005

Condensed Balance Sheet
Investment in real estate, net	$151,134		$151,202
Prepaid expenses and deposits in
escrow	4,883		5,999
Cash and cash equivalents	272		3,175
Receivables and other assets	29,489		26,186

Total Assets	$185,778		$186,562

Nonrecourse mortgage debt	$269,885		$266,306
Other liabilities	18,945		21,272

Total Liabilities	288,830		287,578

Partners’ Capital Deficit	(103,052)		(101,016)

Total Liabilities and Partners’
Capital Deficit	$185,778		$186,562

On the Trust’s Consolidated Balance
Sheet:
Preferred Equity Investment	$79,919	(1)	$78,427	(1)

(1)	Includes loan costs of $1,192 capitalized at time of loan origination.

For the Three Months Ended March 31, 2006

Condensed Statements of Operations
Revenues	$17,124
Operating expenses	(7,134)
Interest expense	(4,558)
Real estate taxes	(2,787)
Depreciation and amortization	(2,311)
Other expenses	(1,301)

Net loss	$(967)

On the Trust’s Consolidated Statement of
Operations and Comprehensive Income
Equity in earnings of preferred equity
investment	$1,479

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Newkirk Equity Investment

On November 7, 2005, the Trust acquired 3,125,000 shares of common stock in Newkirk Realty Trust, Inc. ("Newkirk") at a per share purchase price of $16.00, for a total purchase price of $50,000,000. The executive officers of Newkirk are also the Trust's executive officers and NKT Advisors LLC ("NKT"), the external advisor of Newkirk, is an entity owned in part and controlled by Michael Ashner and other executive officers of the Trust and of FUR Advisors LLC, the Trust's external advisor.

In addition, the Trust assigned to Newkirk all rights it held under an Exclusivity Services Agreement with Michael Ashner, its Chief Executive Officer, relating to business opportunities generated by or offered to Mr. Ashner relating to net lease assets, as defined. In consideration for the assignment of these rights, Newkirk issued to the Trust an additional 1,250,000 shares of Newkirk's common stock (the "Exclusivity Shares") valued at $16.00 per share for a total consideration of $20,000,000. Both transactions were consummated in connection with the closing of Newkirk's initial public offering, resulting in the Trust owning approximately 22.5% of Newkirk. During the first quarter of 2006, Newkirk declared a quarterly cash dividend of $0.40 per share of common stock which the Trust received $1,750,000 in April, 2006.

With respect to the Exclusivity Shares, 625,000 shares of the 1,250,000 shares were initially subject to forfeiture. With respect to the shares subject to forfeiture, this amount reduces by 17,361 shares each month, commencing December 2005 through November 2008. At March 31, 2006, 555,556 shares are subject to forfeiture. The shares are forfeited if: (i) the advisory agreement between Newkirk and NKT is terminated by Newkirk for cause; (ii) Michael Ashner dies or becomes disabled, unless the other members of NKT's senior management then in place remain in their positions; or (iii) Michael Ashner resigns as an officer and director of both Newkirk and NKT. Conversely, all of the forfeiture restrictions will terminate and the Exclusivity Shares subject to forfeiture will fully vest if: (i) Newkirk terminates the advisory agreement with NKT other than for cause; (ii) NKT terminates the advisory agreement following a breach of a material term of the advisory agreement by Newkirk that is not timely cured; or (iii) the advisory agreement between Newkirk and NKT is not renewed for any reason. The Trust has full voting and dividend rights with respect to the restricted shares, which rights will terminate only upon forfeiture with respect to those shares that had not then vested. The shares not subject to forfeiture were valued at $10,000,000 and were recognized in other income when received and the remaining $10,000,000 is recognized ratably over the three year period. At March 31, 2006, $8,667,000 was included in deferred income and $833,000 was recognized in other income for the three months ending March 31, 2006.

The Trust's investment in Newkirk is accounted for on the equity method.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Newkirk Equity Investment (Continued)

The investment in Newkirk consists of the following:

2006

Balance, beginning of year	$70,304
Equity in income of Newkirk	1,602
Distributions from Newkirk	(1,181)

Balance, March 31, 2006	$70,725

Summary financial information of Newkirk is as follows (in thousands):

	As of March 31, 2006	As of December 31, 2005

Condensed Balance Sheet
Real estate investments, net	$1,053,478	$943,992
Cash and cash equivalents	131,056	174,816
Other assets	206,467	226,276

Total Assets	$1,391,001	$1,345,084

Note payable	$580,294	$593,463
Other liabilities	288,190	241,049

Total Liabilities	868,484	834,512

Minority Interests	345,828	334,531
Shareholders' Equity	176,689	176,041

Total Liabilities, Minority Interests, and Shareholders' Equity	$1,391,001	$1,345,084

On the Trust's Consolidated Balance
Sheet:
Equity Investment	$70,725	$70,304

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Newkirk Equity Investment (Continued)

For the Three Months Ended March 31, 2006

Condensed Statements of Operations
Revenues	$63,576
Equity in earnings of limited partnerships	464
Interest expense	(13,033)
General and administrative	(2,540)
Compensation expense	(833)
Depreciation and amortization	(13,254)
Other expenses	(8,501)
Minority interest	(18,739)

Net income	$7,140

On the Trust's Consolidated Statement of
Operations and Comprehensive Income
Equity in earnings of equity investment	$1,602

9.	Investment in Joint Venture

On March 31, 2006, Newkirk and the Trust entered into a joint venture to acquire and originate loans secured, directly and indirectly, by real estate assets through 111 Debt Holdings LLC. The joint venture is owned equally by Newkirk and the Trust. The Trust and Newkirk have committed to invest up to $50,000,000 each in the joint venture. In connection with the formation of the joint venture, Newkirk contributed existing loan assets which had been acquired in anticipation of the formation of the joint venture and the Trust contributed $11,374,000, which amount was equal to 50% of the net equity cost in the contributed assets determined by reducing the purchase price for such assets by any principal payments and debt encumbering such loan assets. All individual investments by the joint venture in excess of $20,000,000 as well as all other material actions or expenditures to be taken by the joint venture require the consent of either (i) the investment committee of the joint venture which consists of an equal number of members appointed by each of Newkirk and the Trust with one additional member being appointed by the common management of Newkirk and the Trust or (ii) both Newkirk and the Trust. All decisions of the investment committee require the affirmative vote by three of the four members appointed by Newkirk and the Trust.

In addition, the joint venture has entered into a $300,000,000 repurchase agreement with Column Financial Inc., a subsidiary of Credit Suisse First Boston, pursuant to which the joint venture expects to leverage up to 75% of the assets held in the joint venture. It is further anticipated that the joint venture will enter into a second repurchase agreement enabling the joint venture to obtain an additional $200,000,000 in leverage. Accordingly, it is presently contemplated that the joint venture will acquire and originate an aggregate of up to approximately $600,000,000 in

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Investment in Joint Venture (Continued)

loan obligations secured by real estate assets. Upon acquisition and origination of a sufficient level of loan obligations, the joint venture may form one or more collateral debt obligation pools.

The Trust accounts for this investment using the equity method.

The investment in joint venture consists of the following (in thousands):

2006

Balance, beginning of year	$–
Investment in joint venture	11,374

Balance, March 31, 2006	$11,374

The joint venture's condensed balance sheet as of March 31, 2006 was as follows:

March 31, 2006 (Unaudited)

Cash and restricted cash	$1,139
Investment in debt securities	53,626
Other assets	514

Total assets	$55,279

Accounts payable and other liabilities	$156
Line of credit payable	32,025
Members' equity	23,098

Total liabilities and members' equity	$55,279

The joint venture commenced operations on March 31, 2006.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Repurchase Agreements

Information pertaining to the repurchase agreements entered into in connection with the mortgage-backed securities (see Note 4) as of March 31, 2006 is as follows (dollars in thousands):

					March 31, 2006

	Expiration	Spread over LIBOR	Interest Rate as of March 31, 2006		Debt Carrying Value	Collateral Carrying Value

Repurchase agreement with	April 25, 2006,	LIBOR-.003	4.788	%(1)	$91,382	$94,551
Bear Stearns & Co., Inc.	renewable
as counter-party	monthly
Repurchase agreement with	April 25, 2006,	LIBOR-.003
Bear Stearns & Co., Inc.	renewable
as counter-party	monthly		4.792%		24,855	25,840

					$116,237	$120,391

(1)	As a result of the Trust entering into an interest rate swap agreement with a notional amount guaranteed to equal the balance on this portion of the repurchase agreement, it has effectively fixed the rate at 4.045% through January 2008.

From the date of entering the repurchase agreement through March 31, 2006, the Trust has paid $1,298,000 on its repurchase agreements in connection with margin calls.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt

The Trust's debt is summarized as follows (in thousands):

	Maturity	Spread Over LIBOR/ Prime	Interest Rate as of March 31, 2006	Balance as of March 31, 2006	Balance as of December 31, 2005

Mortgage Loans Payable:

Fixed Interest Rate:

Plantation, FL	March 2010	–	6.45%	$9,606	$10,644
Kroger Properties	November 2010	–	6.71%	9,204	9,613
Jacksonville, FL	July 2011	–	7.5%	2,749	6,488
Amherst, NY	October 2013	–	5.65%	17,864	17,948
Indianapolis, IN	April 11, 2015	–	5.82%	4,550	4,564
Houston, TX	April 2016	–	6.66%	73,937	74,444
Andover, MA	February 2011	–	6.60%	6,685	–
S. Burlington, VT	February 2011	–	6.60%	2,865	–
Chicago, IL	March 2016	–	5.75%	21,600	–

Variable Interest Rate:

Various	November 2007	LIBOR +	9.1875%	51,022	51,417
		4.50% (1)
Chicago, IL	March 2007	Prime + 0.5%	8.25%	9,500	–
Chicago, IL	March 2007	Prime + 0.5%	8.25%	5,280	–

Total Mortgage Debt				$214,862	$175,118

Loans Payable:

Secured by joint venture
participation in the Toy		LIBOR +
Building Loan	April 2008	3.0	7.749%	$30,000	$30,000
Miscellaneous	February 2007	–	7.5%	20	25

				$30,020	$30,025

Revolving Line of Credit:

$50 Million Revolving Line		LIBOR +
of Credit	December 2008	2.25	(2)	$18,625	$16,000

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt (Continued)

(1)	As a result of the Trust entering into an interest rate swap agreement in the notional amount of $40,000,000, the Trust has effectively converted the interest rate from a floating rate to a fixed rate of 8.55% through maturity in November, 2007. The remaining principal amount of $11,022,000 remains variable at LIBOR plus 4.5% (which equated to 9.1875% at March 31, 2006).

(2)	The line of credit bears interest at LIBOR plus 2.25%. At March 31, 2006, $8,125,000 bore interest at 6.4375% and $10,500,000 bore interest at 6.625%.

During March 2006, the Trust effectively satisfied first mortgage notes secured by the Trust's Jacksonville, Florida property by acquiring from two lenders a 100% interest in the notes evidencing such loan. The Trust acquired the notes for an aggregate purchase price of approximately $3,414,000 and recognized a $165,000 gain on the early extinguishment of debt.

In April 2006, the Trust satisfied the remaining first mortgage notes on the Jacksonville, Florida property for an aggregate purchase price of approximately $2,500,000 and recognized a gain on the early extinguishment of debt of $249,000.

12.	Hedge Instruments

The table below presents information about the Trust's interest rate swaps at March 31, 2006 (dollars in thousands):

Active Period Through	Swap Rate	Notional Amount of Hedged Liability	Cost of Hedge	Estimated Fair Value/Carrying Value	Gross Unrealized Gain For the Three Months Ended March 31, 2006

November 2007	8.55%	$40,000	$–	$1,503	$495
January 2008	4.045%	$91,382	$–	$1,141	$211

No hedge ineffectiveness as defined by FAS No. 133 on cash flow hedges was recognized for the three months ended March 31, 2006.

13.	Convertible Preferred Shares of Beneficial Interest

Series A Preferred Shares

On February 7, 2006, the Trust, in accordance with its rights under the Certificate of Designations for the Series A Shares converted all of its outstanding Series A Shares into 4,836,763 Common Shares. The conversion was effected in accordance with the Certificate of Designations for the Series A Shares at a ratio of 4.92 Common Shares per Series A Share.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	Convertible Preferred Shares of Beneficial Interest (Continued)

Series B-1 Preferred Shares

In February 2005 and June 2005, the Trust sold an aggregate of 4,000,000 of its Series B-1 Shares to a number of institutional buyers for $100,000,000 in gross proceeds.

The Series B-1 Shares entitle the holders to cumulative dividends at a minimum rate of 6.5% and can be convertible into Common Shares at a conversion price of $4.50, subject to anti-dilution adjustments. In addition, the holders of the Series B-1 Shares have the right to elect one Trustee to the Board of Trustees of the Trust as long as 910,000 Series B-1 Shares are outstanding.

On February 2, 2006, a holder of the Series B-1 Shares exercised its right to convert 10,000 of its Series B-1 Shares into Common Shares. In accordance with the terms of the Certificate of Designations for the Series B-1 Shares, on February 14, 2006 the Trust issued 55,556 Common Shares (5.56 Common Shares per Series B-1 Share).

14.	Discontinued Operations

The tenant at the Trust's Sherman, Texas property has exercised its purchase option under the lease pursuant to which it was to acquire the property effective May 1, 2005 for a gross price of approximately $2,018,000. However, due to negotiations between the tenant and the ground owner, the tenant has not consummated the purchase and the Trust is unable to anticipate when the sale will occur. The tenant continues to be obligated to make its scheduled rental payments until the sale has closed.

The Trust has classified as discontinued operations the income and expenses for the Sherman, Texas property in its consolidated statement of operations and comprehensive income. In addition, the Trust has classified the assets and liabilities related to such property as assets of discontinued operations and liabilities of discontinued operations.

Liabilities of discontinued operations at March 31, 2006 and December 31, 2005 are summarized as follows (in thousands):

	2006	2005

Mortgage loan payable	$787	$822
Accounts payable and accrued expenses	837	837

	$1,624	$1,659

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	Discontinued Operations (Continued)

The combined results related to discontinued operations for the three months ended March 31, 2006 and March 31, 2005 are as follows (in thousands):

	2006	2005

Total revenues	$51	$51
Total expenses	15	17

Income from discontinued operations	$36	$34

15.	Contingencies

Indemnity to Former Trustee

William Ackman, a former Trustee of the Trust, has made demand on the Trust for indemnification for approximately $1.5 million of expenses incurred by him in his capacity as a Trustee in connection with the litigation matters relating to the aborted merger of the Trust with Gotham Golf Corp., an entity controlled by Mr. Ackman.

The Trust has forwarded this demand to its insurance carrier. Both the Trust's insurance carrier and the Trust have denied Mr. Ackman's demand based on the lack of adequate documentation submitted to date and the absence of a release from Mr. Ackman. No reserve for any liability attributable to this matter has been accrued in the financial statements as of March 31, 2006.

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

16.	Related-Party Transactions

The affairs of the Trust and its subsidiaries are administered by FUR Advisors LLC pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust's shareholder transfer agent and property managers.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	Related-Party Transactions (Continued)

For providing such services, FUR Advisors is entitled to a base management fee calculated based on either an asset based calculation or an equity based calculation, whichever results in a lesser amount on a quarterly basis.

FUR Advisors is also entitled to receive (i) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board, and (ii) an incentive fee. At March 31, 2006, Winthrop Management L.P., an affiliate of FUR Advisors provides property management services at the Trust's Indianapolis, Indiana property and receives a fee for such services equal to 3% of gross revenues at the property.

The incentive fee entitles FUR Advisors to receive (a) an amount equal to 20% of all distributions paid to beneficiaries of Common Shares after December 31, 2003 in excess of the Threshold Amount, hereinafter defined, and, (b) upon the termination of the Advisory Agreement, an amount equal to 20% of the "liquidation value" of the Trust in excess of the Threshold Amount at the termination date. As defined in the Advisory Agreement, the Threshold Amount is equal to (x) $71,300,000, increased by the net issuance price of all Common Shares, with an adjustment for Preferred Shares converted, issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003 plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct damages to the Trust if the Advisory Agreement is terminated by the Trust for cause. At March 31, 2006, the threshold amount was $110,527,000.

The following table sets forth the fees and reimbursements paid by the Trust for the three months ended March 31, 2006 and 2005, respectively to FUR Advisors and Winthrop Management L.P. (in thousands):

	2006		2005

Asset Management (1)	$776	(3)	487	(3)
Loan Servicing Fee (1)	–		1
Property Management (2)	12		10
Incentive Fee	–		–

(1)	Payable to FUR Advisors

(2)	Payable to Winthrop Management L.P.

(3)	Determined using the equity based method

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	Rights Offering

On March 29, 2006 the Trust distributed non-transferable subscription rights to subscribe for and purchase up to an aggregate of 5,220,038 of its Common Shares to holders of record at the close of business on March 22, 2006. Each holder of Common Shares received one basic subscription right for every 12 Common Shares owned, or in the case of Series B-1 Shares, one basic subscription right for every 12 Common Shares issuable upon conversion of such Series B-1 Shares, as of the record date. Each basic subscription right entitles the holder to purchase one Common Share for a subscription price of $5.25 per share. Holders who exercise their rights in full are also entitled to purchase additional Common Shares, subject to availability.

In connection with this offering, certain existing shareholders of the Trust agreed, subject to certain conditions, to purchase all unsubscribed Common Shares at the subscription price. At the April 27, 2006 expiration of this offering, the Trust received basic and oversubscriptions for all 5,220,038 Common Shares. Upon issuance of the shares subscribed for, anticipated to occur during May 2006, the Trust (i) will receive gross proceeds of $27,405,000 and (ii) will have outstanding 45,693,825 Common Shares.

The net proceeds from the rights offering will be used for general corporate purposes which may include the acquisition of additional investments and/or the repayment of outstanding indebtedness.

18.	Business Segments

The following tables present a summary of revenues and expenses from the Operating Properties, Loans and Real Estate Securities incurred by each segment for the three months ended March 31, 2006 and March 31, 2005. We include in Corporate Income interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Business Segments (In thousands)
	March 31, 2006	March 31, 2005

Operating Properties
Rents and other	$8,577	$3,862
Gain on extinguishment of debt	165	–
Operating expenses	(954)	(185)
Real estate taxes	(158)	(21)

	7,630	3,656

Loans
Interest	3,033	199
Equity earnings in preferred investment	1,479	–

	4,512	199

Real Estate Securities
Dividends	188	130
Gain on sale of real estate securities	7,319	142
Assignment of exclusivity agreement	833	–
Equity in earnings (loss) in equity
investment	1,602	(24)

	9,942	248

Less - Depreciation and Amortization	2,551	842

Less - Interest Expense
Operating properties	3,396	1,700
Loans	1,902	–
Corporate Income (Expense)
Interest income	233	708
General and administrative	(1,519)	(1,000)
Interest expense	(338)	–
Gain on sale of real estate held for syndication	–	169
State and local taxes	(4)	–

Income from continuing operations
before minority interest	12,607	1,438
Minority Interest	(632)	–

Income from continuing operations	11,975	1,438
Income from discontinued operations	36	34

Net Income	$12,011	$1,472

Capital Expenditures
Operating Properties	$335	$381

	$335	$381

Identifiable Assets
Operating Properties	$278,577	$86,544
Loans	296,939	6,737
Real Estate Securities	85,354	22,240
Other	34,061	189,749

Total Assets	$694,931	$305,270

(1)	The results of the Sherman, Texas property have been classified as discontinued operations.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19.	Subsequent Events

On April 6, 2006, the Trust contributed $13,332,562 in exchange for a 30% interest in a joint venture which in turn indirectly holds a 33.14% interest in a partnership that owns an approximately 1,019,000 square foot office building in Chicago, Illinois. It is expected that 25% of the Trust's interest in the joint venture will be acquired by certain holders of the Series B-1 Shares in accordance with the co-investment rights granted to the holders of the Series B-1 Shares.

On May 5, 2006, the Trust obtained a $24,600,000 loan from an unaffiliated third party lender, which is secured by the Trust's properties located at 550-650 Warrenville Road and 701 Warrenville, Road, Lisle, Illinois. The loan bears interest at 6.26%, requires monthly payments of interest only during the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on June 1, 2016, at which time the outstanding principal balance is expected to be approximately $22,187,962.

31

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "intends," "plans," "would," "may" or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Trust's Annual Report on Form 10-K/A for the year ended December 31, 2005 under "Forward Looking Statements" and "Item 1. Business - Risk Factors." For these statements, the Trust claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Management's Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Trust's consolidated financial statements for the three months ended March 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in the report.

Overview

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

During the three months ended March 31, 2006 and 2005 our operating results were as follow:

	For the three Months Ended
	March 31, 2006	March 31, 2005

Net income applicable to common shares	$10,387,000	$446,000

Net income per common share, basic	$0.27	$0.01

Net income per common share, diluted	$0.19	$0.01

Net cash flow provided by (used in) operating activities	$8,582,000	$(2,867,000)

At March 31, 2006 and December 31, 2005, total assets and total shareholders’ equity were as follows:

	March 31, 2006	December 31, 2005

Total assets	$694,931,000	$653,666,000

Total shareholders’ equity	$261,379,000	$254,424,000

In addition, our total return to shareholders calculated based upon dividends received plus increases or decreases in the per Common Share trading price for the three months ended March 31, 2006 was 96.13% compared to the Morgan Stanley REIT Index return of 109.50% for the same period. Since FUR Advisors LLC became our advisor on January 1, 2004, our total return to shareholders for the two and one quarter years was 257.8% compared to the Morgan Stanley REIT Index return of 161.45%.

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

our ownership of shares in Newkirk. Moreover, except as limited by the restrictions placed on us in order to meet our requirements to maintain REIT status, our investment decisions will not be materially affected by the nature of an investment or where that investment falls in an entity's capital structure. We will acquire entities that own real estate, invest directly in the equity of a real estate asset exclusively or through a venture, acquire preferred equity, mezzanine debt or first mortgage debt of a real estate asset to the extent we believe the ownership of the underlying real estate would be consistent with our investment goals. In general, it is not expected that we will invest in an entity in which we do not own 100% of the equity unless we control or have significant influence on management of the entity or have the means to acquire control of the investment or have a mechanism in place to exit the investment for a price consistent with fair value at a time of our election.

In view of the foregoing, our near-term investment strategy will be to identify and invest in discrete real estate investments consistent with the stated criteria. As appropriate investment opportunities arise, we will aggressively pursue such opportunities independently or through the formation of joint ventures. We intend to fund these investments through one or more of the following: cash reserves, borrowings under our credit facility, property loans or the issuance of debt and/or equity. For the long-term, as investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities. Accordingly, our Consolidated Statements of Operations and Comprehensive Income include both income from continuing operations and discontinued operations.

Significant investments, dispositions and financing transactions during the three months ended March 31, 2006 included:

o	acquiring three office properties containing approximately 290,000 square feet;

o	forming a joint venture with Newkirk to acquire and originate loans and create collateral debt obligation pools;

o	obtaining $45,929,000 in first mortgage indebtedness;

o	selling 1,467,100 shares in Sizeler for an aggregate sale price of approximately $21,074,000; and

o	acquiring in a joint venture, two loans secured by first priority liens on 241,000 square feet of commercial space, an indoor parking structure, the underlying land and unsold condominiums at a property commonly referred to as River City in Chicago, Illinois

Other significant milestones for the three month ended March 31, 2006 included:

o	redeeming our Series A Preferred Shares and

o	issuing rights to our common and preferred shareholders to subscribe for and purchase up to an aggregate of 5,220,038 of newly-issued Common Shares for a price of $5.25 per

Common Share, which was fully subscribed, raising gross proceeds in the second quarter of 2006 of approximately $27,405,000.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

Critical Accounting Policies and Estimates

A summary of the Trust's critical accounting policies is included in the Trust's Annual Report on Form 10-K/A for the year ended December 31, 2005. There have been no significant changes to those policies during 2006.

Recently Issued Accounting Standards

There have been no new accounting standards or interpretations that have been issued that we have not yet adopted that we believe will have a material impact on our consolidated financial statements upon adoption.

Results of Operations

As discussed earlier, one of the factors used to measure management's performance is net income. We report our operations by each of our three strategic business segments to provide a measure of our performance in these segments. In addition to our three business segments, we have our Corporate Activities. (See Business Segments - Note 18 to the financial statements in Item 1.)

Net Earnings

Net income increased by $10,539,000 to $12,011,000 for the three months ended March 31, 2006 from $1,472,000 for the three months ended March 31, 2005. The increase was due primarily to an increase in other income of $11,111,000, which included $7,319,000 in gain from the sale of real estate securities and an increase in revenues of $7,132,000 as a result of our acquisition activity. These increases were partially offset by an increase in expense of $7,074,000 and an increase in minority interest expense of $632,000.

Results of Operations - March 31, 2006 Versus March 31, 2005

Operating Properties

Rental income increased by $4,715,000 or approximately 122.1% to $8,577,000 for the three months ended March 31, 2006 from $3,862,000 for the three months ended March 31, 2005. The increase was primarily due to the acquisition of properties following the first quarter of 2005 and in the first quarter of 2006.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations - March 31, 2006 Versus March 31, 2005 (Continued)

Operating Properties (Continued)

Operating expenses from our properties increased by $769,000 or approximately 415.7% to $954,000 for the three months ended March 31, 2006 from $185,000 for the three months ended March 31, 2005. The increase was due to operating expenses at four properties acquired subsequent to March 31, 2005 as well as expenses incurred at our Jacksonville property that had been previously net leased to Winn Dixie.

The $137,000 increase in real estate tax expense resulted from real estate taxes paid by us at our Jacksonville property that were previously paid by Winn Dixie as well as real estate taxes on four properties acquired subsequent to March 31, 2005.

Interest expense related to our operating properties was $3,396,000 for the three months ended March 31, 2006 compared to $1,700,000 for the three months ended March 31, 2005 due primarily to the new financings which were put in place in late 2005 and the first quarter 2006.

Depreciation and amortization expense increased by $1,709,000 or approximately 202.9% to $2,551,000 for the three months ended March 31, 2006 compared to $842,000 for the three months ended March 31, 2005. The increase was due to the newly acquired properties.

Loans

Interest income from our loan investments was $3,033,000 for the three months ended March 31, 2006 compared to $199,000 for the three months ended March 31, 2005. The increase was due primarily to our investment in whole pool agency mortgage-backed securities, which generated interest income in 2006 of $1,340,000. Equity in earnings in preferred equity increased to $1,479,000 in 2006. The increase was due to our April 2005 origination of 25 second mortgage and mezzanine loans.

Real Estate Securities

During 2005 we significantly increased our investment in real estate securities, most notably by our investment in Newkirk. This investment generated equity earnings of $1,602,000 during the three months ended March 31, 2006. In addition, as a result of our assignment of certain rights with respect to net lease assets under an Exclusivity Services Agreement with Michael Ashner, we recognized other income of $833,000. Dividends recognized on other real estate securities were $188,000 during the three months ended March 31, 2006 compared to $130,000 for the three months ended March 31, 2005. Also during the three months ended March 31, 2006, we recognized gains aggregating $7,319,000 on the sale of our shares of certain real estate securities, primarily Sizeler stock.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate Activities

Interest income earned on our cash and cash equivalents during the three months ended March 31, 2006 was $233,000 compared to $708,000 for the same period during 2005. The decrease was due primarily to less cash invested during the same period in 2006.

General and administrative expenses increased by $519,000 or approximately 51.9% to $1,519,000 for the three months ended March 31, 2006 from $1,000,000 for the three months ended March 31, 2005. The primary cause of this increase was an increase in the advisory fee paid to FUR Advisors of $289,000 and increased auditing and tax preparation fees accrued of $168,000.

Discontinued Operations

The 2005 and 2006 discontinued operations represent rent from the Sherman, Texas property as a result of the exercise of its purchase option by the tenant of the Sherman, Texas property who has not yet consummated the purchase.

Comprehensive Income

Comprehensive income for the three months ended March 31, 2006 was comprised of unrealized gain of $3,180,000 on our real estate securities available for sale, primarily related to our investment in Sizeler and unrealized gain on our interest rate swap and cap agreements of $706,000. However, other comprehensive income was reduced by $7,319,000 of gain recognized during the three months ended March 31, 2006 due to the sale of real estate securities available for sale and consequently included in net income. Comprehensive income reported for the three months ended March 31, 2005 was comprised of an unrealized loss of $25,000 on our real estate securities available for sale. This was partially offset by an unrealized gain on our interest rate swap and cap agreements of $1,006,000.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. Contractual commitments have not significantly changed from year end. In addition, we anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for our investment activities. Moreover, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

General (Continued)

Our primary sources of funds for liquidity consist of:

o	cash and cash equivalents;

o	operating cash flow derived primarily from rental income received from our Operating Properties;

o	debt service received from Loans held;

o	dividends received from our ownership of Real Estate Securities; and

o	borrowings under our credit facility.

We had cash and cash equivalents of $22,895,000 at March 31, 2006, which consisted of $19,834,000 in cash and $3,061,000 in cash equivalents with maturities of less than 90 days. In addition, we had $31,375,000 available under our KeyBank facility. In the future, we may raise additional funds through other debt financing and/or equity offerings. In this regard, on March 29, 2006, we distributed non-transferable subscription rights to subscribe for and purchase up to an aggregate of 5,220,038 of our Common Shares. The offering expired on April 27, 2006 with the offering being fully subscribed. We expect to receive gross proceeds of approximately $27,405,000 during the second quarter of 2006 from this offering.

At March 31, 2006, there was an effective registration statement under which the Trust can offer an aggregate of approximately $330,000,000 equity or debt securities. In addition, our UPREIT structure also enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. Although to date we have not issued limited partnership interests in a transaction, we believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends and distributions.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $3,877,000 during the three months ended March 31, 2006. The increase resulted from $8,582,000 of cash provided by operating activities and $30,734,000 of cash generated by our financing activities, which was partially offset by $35,439,000 of cash used in our investing activities.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Cash Flows (Continued)

The significant components of the cash we used for our investing activities during the first quarter of 2006 were as follows: (i) $11,374,000 for our investment in our joint venture with Newkirk; (ii) the acquisition and origination of loans totaling $19,088,000; (iii) $35,749,000 of building acquisitions and capital improvements to our existing operating properties; (iv) $1,211,000 of purchases of various real estate securities; (v) distributions to minority interests of $1,235,000; (vi) increase in restricted cash of $1,989,000 and (vii) investment in preferred equity of $1,160,000.

Cash provided by investing activities consisted primarily of $5,718,000 of proceeds received from prepayment on our whole pool mortgage-backed securities available for sale and $24,062,000 of proceeds from the sale of real estate securities. The balance of the increase in cash from investing activities related to the collection of loans receivable of $3,513,000 and contributions from minority partners of $3,074,000.

Cash provided by financing activities was the result of several transactions including (i) $45,929,000 of mortgage loan proceeds and (ii) $45,000,000 of proceeds from our revolving line of credit with KeyBank.

During the first quarter of 2006, we primarily used cash for financing activities as follows: (i) $517,000 of dividend payments on our Series A Shares; (ii) $1,625,000 of dividend payments on our Series B-1 Shares; (iii) $3,914,000 of dividend payments on our Common Shares; (iv) $5,479,000 of repayment of borrowings under repurchase agreements; (v) $6,020,000 of mortgage loan repayments; and (vi) repayments of borrowings under our revolving line of credit of $42,375,000.

Cash provided by operating activities of $8,582,000 was comprised of (i) net income of $12,011,000; (ii) net decrease due to adjustments for non-cash items of $4,763,000 and (iii) a net increase due to changes in operating assets and liabilities of $1,334,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $2,798,000; (ii) equity in earnings in excess of distributions of preferred equity investment and equity investment of $332,000 and $421,000, respectively; (iii) minority interest expense of $632,000; (iv) the effect of straight-lining of rental income of $890,000; (v) net gains on sale of securities available for sale of $7,319,000; (vi) decrease in deferred income of $833,000; (vii) bad debt recovery of $13,000; and (viii) gain on the early extinguishment of debt of $165,000. See our discussion of our results of operations above for additional details on our operations.

Dividends and Distributions

In December 2005, we declared a special dividend of $3,914,000 ($0.11 per share) on our Common Shares which was paid on January 17, 2006 to the holders of record as of December 30, 2005.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Dividends and Distributions (Continued)

In December 2005, we declared a dividend of $517,000 ($0.525 per share) on our Series A Shares which was paid on January 31, 2006.

In December 2005, we declared a dividend of $1,625,000 ($0.40625 per share) on our Series B-1 Shares which was paid on January 31, 2006. In March 2006 we declared a dividend $1,621,000 ($0.40625 per share) on our Series B-1 Shares which was paid on April 28, 2006.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on our cash flow and earnings. Among our liabilities are both fixed and variable rate debt. In an attempt to mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we entered into the following agreements: (i) an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at March 31, 2006 of $51,022,000, from a floating rate equal to LIBOR plus 4.5% to a fixed rate of 8.55% and (ii) an interest rate swap with a balance guaranty on our Repurchase Agreement, which bears interest at LIBOR minus 0.003%, effectively fixing our rate at 4.045% on that financing. The notional amount of the balance guaranty swap was $91,382,000 at March 31, 2006.

The fair value of the Trust's fixed rate debt approximates its carrying value at March 31, 2006.

The following table shows what the annual effect of an increase in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate loans at March 31, 2006.

	Change in LIBOR

	1%	2%	3%

Additional interest expense	$993,000	$1,986,000	$2,978,000

Market Value Risk

Our whole pool agency mortgage-backed securities are reflected at their estimated fair value of $120,391,000 at March 31, 2006 with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

Prepayment Risk

As we receive prepayments of principal on the whole pool agency mortgage-backed securities, premiums paid on such securities are amortized against interest income using the effective yield method through the expected maturity dates of the securities. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the securities. Our unamortized premium at March 31, 2006 was $810,000.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

Other Matters

There have been no changes in the Company's internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: May 10, 2006	By:	/s/ Michael L. Ashner

Michael L. Ashner
Chief Executive Officer

Date: May 10, 2006	By:	/s/ Thomas C. Staples

Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Bylaws of the Trust as restated on November 8, 2005	(m)

3.2	Amended and Restated Declaration of Trust as of December 15, 2005	(p)

4.1	Form of certificate for Shares of Beneficial Interest	(b)

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust	(a)

4.3	Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005	(g)

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest	(l)

10.1	1999 Trustee Share Option Plan	(c)

10.2	1999 Long Term Incentive Performance Plan	(c)

10.3	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002	(d)

10.4	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase Agreement"), including Annex A thereto, being the list of Conditions to the Offer.	(e)

10.5	Guaranty of Michael L. Ashner, Guarantor, dated November 26, 2003, in favor of the Trust, in the form provided as Annex F to the Stock Purchase Agreement.	(e)

10.6	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust, First Union REIT, L.P., and FUR Advisors LLC.	(m)

10.7	Exclusivity Services Agreement between the Trust and Michael L. Ashner.	(e)

10.8	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005	(m)

10.9	Covenant Agreement between the Trust and FUR Investors, LLC.	(e)

10.10	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger	(f)

10.11	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association	(f)

10.12	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association	(f)

10.13	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and (f) Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

10.14	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

10.15	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P.	(h)

10.16	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation	(i)

10.17	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein	(j)

10.18	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(l)

10.19	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(l)

10.20	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(l)

10.21	Loan Agreement, dated May 25, 2005, between FT-Amherst Property LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender	(k)

10.22	Promissory Note, dated May 25, 2005, in the original principal amount of $18,000,000 (k) from FT-Amherst Property LLC to Greenwich Capital Financial Products, Inc.	(k)

10.23	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. ("Vornado").	(m)

10.24	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado	(m)

10.25	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust	(m)

10.26	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust	(m)

10.27	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc.	(m)

10.28	Lock-Up Agreement, dated November 7, 2005, executed by the Trust	(m)

10.29	Ownership Limit Waiver Agreement dated November 7, 2005, between the Trust and Newkirk Realty Trust, Inc.	(m)

10.30	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership	(m)

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2006

10.31	Undertaking, dated November 7, 2005, by FUR Holdings LLC and FUR Advisors LLC for the benefit of the Trust.	(m)

10.32	Participation and Servicing Agreement, dated December 8, 2005, between Arbor Realty Funding LLC and FT-Toy LLC.	(n)

10.35	Loan Agreement, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC.	(n)

10.36	Promissory Note, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC	(n)

10.37	Pledge Agreement, dated December 7, 2005, from FT-Toy LLC to the Arbor Realty Funding LLC.	(n)

10.38	Guaranty from Winthrop Realty Trust in favor of the Arbor Realty Funding LLC.	(n)

10.39	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association	(o)

10.40	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association.	(o)

10.41	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC	(q)

10.42	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(q)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* filed herewith

(a)	Incorporated by reference to the Trust's 1998 Form 10-K

(b)	Incorporated by reference to the Trust's Registration Statement on Form S-3 No. 33-2818

(c)	Incorporated by reference to the Trust's 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting

(d)	Incorporated by reference to the Trust's 2002 Form 10-K

(e)	Incorporated by reference to the Trust's Form 8-K dated November 26, 2003

(f)	Incorporated by reference to the Trust's Form 8-K dated November 18, 2004

(g)	Incorporated by reference to the Trust's Form 8-K dated January 1, 2004

(h)	Incorporated by reference to the Trust's Form 8-K dated March 18, 2005

(i)	Incorporated by reference to the Trust's Form 8-K dated February 17, 2005

(j)	Incorporated by reference to the Trust's Form 8-K dated March 2, 2005

(k)	Incorporated by reference to the Trust's Form 8-K dated May 27, 2005

(l)	Incorporated by reference to the Trust's Form 8-K dated June 21, 2005

(m)	Incorporated by reference to the Trust's Form 8-K dated November 10, 2005.

(n)	Incorporated by reference to the Trust's Form 8-K dated December 12, 2005.

(o)	Incorporated by reference to the Trust's Form 8-K dated December 21, 2005.

(p)	Incorporated by reference to the Trust's 2005 Form 10-K (q) Incorporated by reference to the Trust's Form 8-K dated April 4, 2005