Form 10-K/A
period 2005-12-31
Winthrop Realty Trust
filed 2006-08-14
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY PARAGRAPH

This Form 10-K Amendment 2 is being filed for the purpose of restating the Trust’s consolidated and combined balance sheet at December 31, 2005 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2005 to correct for Series B-1 Cumulative Convertible Redeemable Preferred Shares that were issued and were previously included in shareholder' equity but because of a mandatory redemption feature should have been included in total liabilities and the related costs associated with the issuance of the shares should have been included as deferred costs. Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations included in this Form 10-K Amendment 2. See Note 23 in the notes to the consolidated and combined financial statements for further information relating to the restatement. This Form 10-K Amendment 2 has not been updated for events or information subsequent to the date of filing of the original Form 10-K except in connection with the foregoing. Accordingly, this Form 10-K Amendment 2 should be read in conjunction with the Trust’s filings made with the SEC subsequent to the filing of the original Form 10-K.

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

4. First Mortgage Residential Whole-Pool Loan Certificates

On June 30, 2005 we purchased whole pool three year adjustable-rate Fannie Mae guaranteed mortgage-backed securities with a par value of $121,200,000 and a weighted average reset date of December 2007 for an aggregate purchase price of $121,900,000. The purchase price was funded using reserves of $3,700,000 and financing obtained through a repurchase agreement, which re-prices monthly based upon the one-month LIBOR index. We entered into an interest rate swap agreement in order to effectively fix the interest rate under the agreement at 4.04%. At December 31, 2005 as a result of loan repayments and prepayments, this portfolio of whole pools had a carrying value of $101,477,000 and a weighted average interest rate of 4.22%. The temporary decline in market value resulted in a charge to other comprehensive income of $1,393,000 for the year ended December 31, 2005.

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

2. Series B-1 Preferred Shares

On February 25, 2005 and June 15, 2005 we entered into Securities Purchase Agreements (the “Purchase Agreements”) providing for the sale of 4,000,000 shares of our newly designated B-1 Cumulative Convertible Redeemable Preference Shares (“Series B-1 Shares”) to a number of institutional buyers for $100,000,000 in gross proceeds. The sales of the Series B-1 Shares were effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and were consummated on February 28, 2005 and June 20, 2005. In connection with the issuance of the Series B-1 Shares, we entered into an Investor Rights Agreement (the “Rights Agreement”) with the purchasers of the Series B-1 Shares which grants such purchasers preemptive rights with respect to certain future issuances of securities by us, a co-investment right enabling them to participate in certain future investments by us, tag-along rights, drag-along rights in the event of a sale of substantially all our securities, and certain other rights. We also entered into a Registration Rights Agreement which requires us to register the resale of the common shares issuable upon conversion of the Series B-1 Shares within a two year period and permits the purchasers to participate in certain other registered offerings by us. We incurred placement fees and costs of $5,836,000 in connection with the issuance of the Series B-1 Shares.

The Series B-1 Shares entitle the holders to cumulative dividends at a minimum rate of 6.5% and can be convertible into Common Shares at a conversion price of $4.50, subject to anti-dilution adjustments. Under the terms of the Series B-1 Shares, on February 28, 2012, the Trust is required to redeem all outstanding Series B-1 Shares at the liquidating preference price of $25.00 per Series B-1 Share. Accordingly, the Trust accounts for the Series B-1 Shares as a liability and the associated issuance costs as deferred financing costs on its consolidated and combined balance sheet. Dividends accrued on the Series B-1 Shares are included in interest expense on the consolidated and combined statement of operations. In addition, the holders of the Series B-1 Shares have the right to elect one Trustee to the Board of Trustees of the Trust as long as 910,000 Series B-1 Shares are outstanding.

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

Segment Data

Our business segment data may be found in footnote 24 to the Combined and Consolidated Financial Statements in Item 8.

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

ITEM 6. SELECTED FINANCIAL DATA.

These Selected Financial Data should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto.

	For the Years Ended December 31,

	(In thousands, except per-share data and footnotes)

Operating Results	2005	2004	2003	2002	2001

Revenues	$32,866	$5,918	$2,427	$3,204	$31,931

Income (loss) from continuing operations	$23,040	$1,936	$(6,575)	$(5,397)	$(14,618)

Gain on sale	–	–	–	–	30,096

Income from discontinued operations (1)	581	1,249	619	365	–

Gain on sale of real estate	–	19,267	54	–	–

Net income (loss)	23,621	22,452	(5,902)	(5,032)	15,478

Preferred dividends	(2,064)	(2,064)	(2,064)	(2,067)	(2,068)

Net income (loss) applicable to Common Shares of
Beneficial Interest	$21,557	$20,388	$(7,966)	$(7,099)	$13,410

Dividends declared for Common Shares of
Beneficial Interest	$3,914	$–	$–	$6,962	$–

Per Common Share of Beneficial Interest, basic

Income (loss) from continuing operations, basic	$0.64	$–	$(0.28)	$(0.21)	$0.37

Income from discontinued operations, basic (1)	0.02	0.66	0.02	0.01	–

Net income (loss) applicable to Common Shares of
Beneficial Interest, basic	$0.66	$0.66	$(0.26)	$(0.20)	$0.37

Income (loss) from continuing operations, diluted	$0.51	$–	$(0.28)	$(0.21)	$0.37

Income from discontinued operations, diluted	0.01	0.66	0.02	0.01	–

Net income (loss) applicable to Common Shares of
Beneficial Interest, diluted	$0.52	$0.66	$(0.26)	$(0.20)	$0.37

Dividends declared per Common Share of
Beneficial Interest	$0.11	$–	$–	$0.20	$–

(1)	The results of Imperial Parking Limited, VenTek, Park Plaza and the Sherman, Texas property were classified as discontinued operations for 2002, 2003, 2004 and 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a real estate investment trust (“REIT”) engaged in the business of owning real property and real estate related assets. We operate in three strategic business segments: (i) Operating Properties, (ii) Loans and (iii) Real Estate Securities.

Our business objective is to maximize long-term shareholder value through superior total returns on our investments. We measure our success in meeting this objective by a number of factors, including increases in diluted per share net income, cash returns generated by our investments, increases in shareholder equity and total return to our shareholders. During 2005 and 2004 our operating results were as follows:

	2005	2004

Net income applicable to common shares	$21,557,000	$20,388,000

Net income per common share, basic	$0.66	$0.66

Net income per common share, diluted	$0.52	$0.66

Net cash flow from operations	$15,870,000	$3,987,000

Total assets	$658,848,000	$289,968,000

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

Significant investments made during 2005 included:

o	acquiring four properties totaling approximately 477,000 square feet for an aggregate purchase price of $66,668,000;
o	originating 25 convertible mezzanine loans to and equity investments in borrowers owned by a group of individuals (“Marc”) owning 25 properties in the Chicago, Illinois metropolitan and suburban area in the aggregate amount of $76,736,000;
o	investing in a joint venture with Marc, whereby we acquired 80% of the equity of an entity owning 128,000 square feet of office space located in Chicago, Illinois;
o	acquiring a one-third interest in an entity that holds a 99% interest in a $60,000,000 fourth mezzanine loan secured by the ownership interests in the owner of the Toy Center building located in New York City;
o	acquiring an additional 636,000 shares of common stock in Sizeler Property Investors, Inc. ("Sizeler") (NYSE:SIZ), a real estate investment trust that primarily is in the business of owning and operating income producing retail shopping centers and apartment communities in the southeastern United States for an aggregate cost of $7,556,000 and entering into a settlement of litigation with Sizeler, pursuant to which, among other things, we were reimbursed for substantially all of our costs incurred in connection with a proxy contest, mutually agreed to dismiss all litigation and Michael L. Ashner, our Chairman and Chief Executive Officer, was appointed to the Board of Directors of Sizeler; and
o	purchasing 3,125,000 shares of common stock in Newkirk (NYSE: NKT), a real estate investment trust that owns and invests in a diversified portfolio of single-tenant properties, for a total purchase price of $50,000,000 in connection with its initial public offering and assigning to Newkirk all rights we held under an Exclusivity Services Agreement with Mr. Ashner relating to business opportunities generated by or offered to him relating to net lease assets, as defined. In consideration for the assignment of these rights, Newkirk issued to us an additional 1,250,000 shares of Newkirk’s common stock, resulting in total ownership of 4,375,000 of Newkirk’s common shares for a total cash cost of $50,000,000.

Other significant milestones in 2005 included:

o	the receipt of $11,000,000 from the State of California in settlement of our claims from the 1986 flood at our Peachtree Mall property;
o	raising $100,000,000, net of $5,836,000 of costs through the private placement of our newly designated Series B-1 Cumulative Convertible Redeemable Preferred Shares (“Series B-1 Shares”);
o	raising $17,940,000, net of costs through the sale of 1,000,000 and 3,522,566 of our common shares of beneficial interest to Kimco Realty Corporation and Vornado Realty Trust, respectively;
o	entering into a Revolving Loan Agreement with KeyBank, National Association (“KeyBank”) pursuant to which we can borrow, on a revolving basis, up to $50,000,000, subject to increase to $100,000,000. The revolving credit line matures December 16, 2008 with the option on our part to extend the term for an additional year;
o	obtaining two first mortgages in the amount of $22,600,000, one secured by our Circle Tower property and the other by our Amherst properties and obtaining a $30,000,000 loan to fund the acquisition of the participation interest in the Toy Building mezzanine loan; and
o	filing a S-3 registration statement with the Securities and Exchange Commission to allow the Trust to issue from time to time up to $358,000,000 in debt and equity securities.

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

Revolving Future Cash Requirements

The following table sets forth the timing of our payment obligations related to our off-balance sheet and contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2005:

	Payments Due by Period (in thousands)

Contractual Obligations	Total		Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Mortgage Loans payable (principal and interest)	$230,166		$19,391	$85,626	$29,482	$95,667
Revolving Line of Credit (principal and interest)	18,929		990	17,939	–	–
Loans Payable (principal and interest)	34,832		2,162	32,670	–	–
Repurchase Agreements	121,716		121,716	–	–	–
Series B-1 Preferred Shares	100,000		–	–	–	100,000
Ground Lease Obligation s (1)	–		–	–	–	–
Advisors’ Fee (2)	15,110	(3)	3,022	6,044	6,044	-(3)

	$520,753		$147,281	$142,279	$35,526	$195,667

Off-Balance Sheet Obligation

Commitments (4)
Capital and Tenant Improvements (5)

(1)	The underlying lease agreements require the tenant to pay the ground rent expense.
(2)	Based upon the terms of the Advisory Agreement and equity and assets in place at December 31, 2005, with no effect given to the incentive fee or additional investments or equity issuances.
(3)	No amounts have been included due to the automatic annual renewal provisions of the Advisory Agreement.
(4)	Excludes pending acquisitions that are subject to due diligence.
(5)	Under the terms of our agreement with Marc, as of March 1, 2006, we are required to loan an additional $4,284,000 to fund capital and tenant improvements.

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

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $63,541,000 during the year ended December 31, 2005. The decrease resulted from $370,959,000 of cash used in our investing activities, which was partially offset by $15,870,000 of cash provided by operating activities and $291,549,000 of cash generated by our financing activities.

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

Cash provided by financing activities was the result of several transactions including: (i) borrowings under repurchase agreements of $144,161,000; (ii) the issuance of the Series B-1 Shares, which generated proceeds of $100,000,000; (iii) $17,940,000 of net proceeds from the issuance of common shares; (iv) $22,600,000 of mortgage loan proceeds; (v) $30,000,000 of note payable proceeds secured by our interest in the Toy Center Loan; and (vi) $16,000,000 of proceeds from our revolving line of credit with KeyBank.

We used cash for financing activities including: (i) $2,064,000 of dividend payments on our Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series A Shares”); (ii) $6,594,000 of deferred financing costs; (iii) $22,445,000 of repayment of borrowings under repurchase agreements; and (iv) $8,031,000 of mortgage loan repayments.

Cash provided by operating activities of $15,870,000 was comprised of (i) net income of $23,621,000; (ii) net negative adjustments for non-cash items of $4,603,000, and (iii) a net negative change in operating assets and liabilities of $3,148,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $8,160,000; (ii) gain on sale of exclusivity rights of $10,500,000; (iii) equity in earnings in excess of distributions of preferred equity investment and equity investment of $490,000 and $304,000, respectively; (iv) minority interest expense of $179,000; (v) the effect of straight-lining of rental income of $1,436,000; (vi) net gains on sale of securities available for sale of $243,000; (vii) decrease in deferred income of $68,000; and (viii) bad debt write off of $99,000. See our discussion of our results of operations below for additional details on our operations.

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

The dividends on the Series B-1 Shares are classified as interest expense in the Trust’s consolidated and combined statements of operations.

In December 2005 we declared a special dividend of $3,914,000 ($0.11 per share) on our common shares which was paid on January 17, 2006 to the holders of record as of December 30, 2005.

Results of Operations

As discussed earlier, one of the factors used to measure management’s performance is net income. We report our operations by each of our three strategic business segments to provide a measurement of our performance in these segments. In addition to our three business segments, we have our Corporate Activities. (See Business Segments - Footnote 24 to the financial statements in Item 8.)

Net Earnings

Net income increased by $1,169,000 to $23,621,000 for the year ended December 31, 2005 from $22,452,000 for the year ended December 31, 2004. The increase was due primarily to an increase in revenues of $26,948,000 as a result of our acquisition activity and an increase in other income of $23,781,000. The increase in other income in 2005 is predominantly attributable to the $11,000,000 received from the State of California in settlement of claims against the state from the 1986 flood at the Peachtree Mall property and $10,500,000 recognized in connection with the portion of Newkirk shares not subject to forfeiture received for the assignment of our management’s exclusivity as it relates to net leased assets. These increases were partially offset by an increase in depreciation and amortization expense of $6,315,000, an increase in interest expense of $20,213,000 and a decrease in income from discontinued operations of $19,935,000 of which $19,267,000 resulted from a gain on the sale of Park Plaza Mall.

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

Business Segments (In thousands)	2005	2004	2003

Operating Properties
Rents	$25,469	$3,390	$1,589
Less - operating expenses	1,188	786	849
Less - real estate taxes	137	66	(36)

	24,144	2,538	776

Loans
Interest	3,664	1,292	–
Equity earnings in preferred investment	4,066	–	–
Loan fee income	75	–	–

	7,805	1,292	–

Real Estate Securities
Dividends	1,622	139	–
Gain on sale of real estate securities	243	1,153	–
Assignment of exclusivity agreement	10,500	–	–
Equity earnings in equity investment	304	–	–

	12,669	1,292	–

Less - Depreciation and Amortization	7,050	735	454

Less - Interest Expense
Operating properties	12,484	685	22
Loans	2,515	–	–

Corporate Income (Expense)
Interest income	2,111	1,097	838
General and administrative	(6,049)	(4,104)	(6,873)
Interest expense	(5,912)	(13)	(840)
Insurance recoveries	–	1,254	–
Legal settlement	11,000	–	–
State and local taxes	(500)	–	–

Income (loss) from continuing operations
before minority interest	23,219	1,936	(6,575)
Minority Interest	(179)	–	–

Income (loss) from continuing operations	23,040	1,936	(6,575)

Income from discontinued operations (1)	581	1,249	619
Gain on sale of discontinued operations	–	19,267	54

Income from discontinued operations	581	20,516	673

Net income (loss)	$23,621	$22,452	$(5,902)

Capital Expenditures
Operating Properties	$684	$2,018	$134

Identifiable Assets
Operating properties	$244,902	$95,540	$59,684
VenTek	–	–	1,110
Loans	272,094	8,390	–
Real estate securities	104,604	14,734	–
Other	37,248	171,304	86,044

Total Assets	$658,848	$289,968	$146,838

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

Operating Properties

o	Rental income increased by $22,079,000 or approximately 651% to $25,469,000 for the year ended December 31, 2005 from $3,390,000 for the year ended December 31, 2004. The increase was primarily due to the acquisition of properties in late 2004 and 2005.
o	Operating expenses from our properties increased by $402,000 or approximately 51% to $1,188,000 for the year ended December 31, 2005 from $786,000 for the year ended December 31, 2004. The increase was due primarily to expenses associated with the rejection by Winn Dixie of its lease at our Jacksonville property.
o	The $71,000 increase in real estate tax expense resulted from real estate taxes paid by us at our Jacksonville property. Previously, those taxes were paid by Winn Dixie.
o	Interest expense related to our operating properties was $12,484,000 for 2005 compared to $685,000 for 2004 due primarily to the KeyBank financing which was put in place in November 2004.
o	Depreciation and amortization expense increased by $6,315,000 or approximately 859% to $7,050,000 for the year ended December 31, 2005 compared to $735,000 for the year ended December 31, 2004. The increase was due to the newly acquired net lease properties.

Loans

o	Interest income from our loan investments was $3,664,000 for the year ended December 31, 2005 compared to $1,292,000 for the year ended December 31, 2004. This was due primarily to our investment in whole pool agency mortgage-backed securities, which generated interest income in 2005 of $2,248,000. Equity in earnings in preferred equity increased from $0 in 2004 to $4,066,000 in 2005. The increase was due to our 2005 investment in the Marc loans, which generated equity in earnings of preferred equity of $4,066,000 in 2005.

Real Estate Securities

o	During 2005 we significantly increased our investment in real estate securities, most notably by our investment in Newkirk. This investment generated equity earnings from November 7, 2005 through December 31, 2005 of $304,000. In addition, as a result of our assignment of management’s exclusivity, we recognized other income of $10,500,000. Dividends recognized on other real estate securities were $1,622,000 during the year ended December 31, 2005. Also during 2005 we recognized gains aggregating $243,000 on the sale of our shares of certain real estate securities. During the year ended December 31, 2004 we received dividends of $139,000 and recognized a $1,153,000 gain on sale of securities available for sale.

Corporate Activities

o	Interest income earned on our cash and cash equivalents during the year ended 2005 was $2,111,000 compared to $1,097,000 for the same period during 2004. The increase was due primarily to higher yields on our cash invested.

o	General and administrative expenses increased by $1,945,000 or approximately 47% to $6,049,000 for the year ended December 31, 2005 from $4,104,000 for the year ended December 31, 2004. The primary cause of this increase was an increase in the advisory fee paid to FUR Advisors of $1,240,000 and expenses of $908,000 incurred in connection with the work performed in order to comply with the Sarbanes-Oxley Act of 2002.

o	Interest expense represents the amounts accrued on the Series B-1 Preferred Shares.

o	The $11,000,000 legal settlement reported in 2005 was received from the State of California in settlement of our claims against the State resulting from the flood at our Peachtree Mall property in 1986.

o	Insurance recoveries amounted to $1,254,000 for the year ended December 31, 2004. The insurance proceeds were recovered under the director’s and officer’s policy for reimbursement of legal fees expended in connection with the preferred shareholder litigation which was settled in 2004.

o	State taxes of $500,000 reported in 2005 relate to taxes paid to states for which we do not have net operating losses available.

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

Operating Properties

o	Rental income increased by $1,801,000 or approximately 113% to $3,390,000 for the year ended December 31, 2004 from $1,589,000 for the year ended December 31, 2003. The increase was primarily due to the acquisition of the net lease properties which contributed $1,720,000 of revenue and an increase in revenues at Circle Tower of $81,000.
o	Operating expenses from our properties decreased by $63,000, or approximately 7%, to $786,000 for the year ended December 31, 2004 from $849,000 for the year ended December 31, 2003. The decrease was due to a decrease in professional fees of $55,000 associated with real estate tax appeals in 2003.
o	The $102,000 increase in real estate tax expense resulted from a refund received in 2003 for taxes previously paid by us with respect to the Mountaineer Mall. Exclusive of this refund, real estate tax expense remained constant.
o	Interest expense related to our operating properties was $694,000 for the year ended December 31, 2004.
o	Depreciation and amortization expense increased by $281,000, or approximately 62%, to $735,000 for the year ended December 31, 2004 compared to $454,000 for the year ended December 31, 2003. The increase was due to the newly acquired net lease properties.

Loans

o	Interest income from our loans was $1,292,000 for the year ended December 31, 2004 compared to $0 for the year ended December 31, 2003. The increase was due to our origination of the loans and our purchase of participating interests in the two loans in 2004. During 2004 there were no loans outstanding.

Real Estate Securities

o	During 2004 we significantly increased our investment in real estate securities. Dividends received on real estate securities were $139,000 during the year ended December 31, 2004. During the year ended December 31, 2003 we had minimal investments in real estate securities and no dividends were received with respect to these investments.

o	The gain on sale of securities available for sale consists primarily of the gain on the sale of Atlantic Realty Trust stock.

Corporate Activities

o	Interest income earned on our cash and cash equivalents during the year ended 2004 was $1,097,000 compared to $838,000 for the same period in 2003. The increase was due to significant cash reserves held during 2004 as a result of the sale of the Park Plaza Mall property.
o	General and administrative expenses decreased by $2,769,000 or approximately 40% to $4,104,000 for the year ended December 31, 2004 from $6,873,000 for the year ended December 31, 2003. The primary cause of this decrease was the 2003 expenses related to the Gotham transaction of $2,856,000 and a $700,000 expense in 2003 related to contingency reserves. Additional savings in legal, accounting and other professional fees of $868,000 were offset by an increase in advisory fees of $1,431,000.
o	Interest expense related to our corporate debt was $13,000 for the year ended December 31, 2004, compared to $840,000 for the year ended December 31, 2003. The decrease was due primarily to the savings of $835,000 in interest expense as a result of the repayment in full of the senior notes on October 1, 2003.
o	Insurance recoveries amounted to $1,254,000 for the year ended December 31, 2004. The insurance proceeds were recovered under the director’s and officer’s policy for reimbursement of legal fees expended in connection with the preferred shareholder litigation which was settled in 2004. We received $696,000 during 2004 and included $558,000 in accounts receivable and prepaid expenses at December 31, 2004.

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

Finally, estimates are used when accounting for contingent liabilities and other commitments. These estimates are susceptible to change and actual results could differ from these estimates.

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

The fair value of the Trust’s fixed rate debt and Series B-1 preferred stock approximate its carrying value at December 31, 2005 and 2004.

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
Boston, Massachusetts

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting (as revised)”, that Winthrop Realty Trust together with its consolidated subsidiaries (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting (as revised), management excluded from their assessment the internal control over financial reporting at FT-Ontario LLC which was acquired on October 28, 2005 and whose financial statements constitute 4% of total assets, 3% of revenues and 1% of net income, of the consolidated and combined financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at FT-Ontario LLC. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

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

In our report dated March 14, 2006, we expressed an unqualified opinion on management’s assessment that the Trust maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Trust subsequently identified material misstatements in its 2005 annual financial statements and 2005 interim financial statements, which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Trust’s internal control over financial reporting as of March 31, 2005 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: Trust’s process for the review of the accounting treatment of the classification of its Series B-1 Redeemable Preferred Shares of Beneficial Interest in their consolidated and combined financial statements did not operate effectively as of December 31, 2005. This material weakness resulted in the restatement of the Trust’s previously issued annual financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005 (as restated), of the Trust and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that the Trust did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Trust has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and consolidated financial statement schedule as restated as of and for the year ended December 31, 2005 of the Trust and our report dated March 14, 2006 (August 9, 2006 as to the effects of the restatement discussed in Note 23 to the consolidated and combined financial statements) expressed an unqualified opinion on those financial statements and financial statement schedule and the restatement of the consolidated and combined financial statements discussed in Note 23.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 14, 2006
(August 9, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting as revised)

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

As discussed in Note 23, the accompanying consolidated and combined financial statements for the year ended December 31, 2005 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 (August 9, 2006 as to the effects of the material weakness described in Management’s Report over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Trust’s internal control over financial reporting and an adverse opinion on the effectiveness of the Trust’s internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 14, 2006
(August 9, 2006 as to the effects of the restatement discussed in Note 23).

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Winthrop Realty Trust (formerly known as First Union Real Estate
Equity and Mortgage Investments and First Union Management, Inc.):

We have audited the accompanying combined statements of operations and comprehensive income, shareholders' equity, and cash flows of Winthrop Realty Trust (formally known as First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc. and subsidiaries) (the "Company") for the year ended December 31, 2003. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of the operations, changes in shareholders' equity and cash flows of Winthrop Realty Trust for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 4, 2004, except for the effects of the
discontinued operations described in notes 2,
18 and 24 which are as of March 16, 2005

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2005	2004
	(as restated - see note 23)
ASSETS
Investments in real estate, at cost
Land	$12,595	$3,929
Buildings and improvements	203,323	87,599

	215,918	91,528
Less - accumulated depreciation	(9,267)	(4,750)

Investments in real estate, net	206,651	86,778
Cash and cash equivalents	19,018	82,559
Restricted cash	626	–
Mortgage-backed securities available for sale pledged under repurchase agreements	126,163	–
Loans receivable	67,504	8,390
Accounts receivable and prepayments, net of allowance of $23 and $57, respectively	9,094	3,391
Real estate securities available for sale	34,300	14,734
Preferred equity investment	78,427	–
Equity investment	70,304	–
Lease intangibles, net	36,735	7,205
Deferred financing costs, net of accumulated amortization	6,698	1,157
Assets of discontinued operations	1,382	1,379
Real estate held for syndication	–	84,375
Other assets	1,946	–

TOTAL ASSETS	$658,848	$289,968

LIABILITIES
Repurchase agreements	$121,716	$–
Mortgage loans payable	175,118	84,206
Series B-1 Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference, 4,000,000
shares authorized and outstanding in 2005, none in 2004	100,000	–
Liabilities of real estate held for syndication	–	76,762
Loans payable	30,025	44
Revolving line of credit	16,000	–
Accounts payable and accrued liabilities	8,698	5,615
Dividends payable	4,430	516
Below market lease intangibles, net	4,569	–
Deferred income	9,500	68
Liabilities of discontinued operations	1,659	2,615

TOTAL LIABILITIES	471,715	169,826

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	27,527	–

SHAREHOLDERS’ EQUITY
Series A Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference, 2,300,000
shares authorized, 983,082 outstanding in 2005 and 2004	23,131	23,131
Common Shares of Beneficial Interest, $1 par, unlimited authorized,
35,581,479 and 31,058,013 outstanding in 2005 and 2004, respectively	35,581	31,059
Additional paid-in capital	221,386	207,968
Accumulated other comprehensive income	6,915	3,034
Accumulated distributions in excess of net income	(127,407)	(145,050)

Total Shareholders' Equity	159,606	120,142

TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$658,848	$289,968

See Notes to Consolidated and Combined Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
	(as restated - see note 23)
Revenues
Rents	$25,469	$3,390	$1,589
Interest and dividends	7,397	2,528	838

	32,866	5,918	2,427
Expenses
Property operating	1,188	786	849
Real estate taxes	137	66	(36)
Depreciation and amortization	7,050	735	454
Interest	20,911	698	862
State and local taxes	500	–	–
General and administrative	6,049	4,104	6,873

	35,835	6,389	9,002
Other income
Legal settlement	11,000	–	–
Assignment of exclusivity agreement	10,500	–	–
Equity in earnings of preferred equity investment	4,066	–	–
Equity in earnings of equity investment	304	–	–
Loan fee income	75	–	–
Insurance recoveries	–	1,254	–
Gain on sale of real estate securities available for sale	243	1,153	–

	26,188	2,407	–
Income (loss) from continuing operations before minority interest	23,219	1,936	(6,575)
Minority interest	(179)	–	–

Income (loss) from continuing operations	23,040	1,936	(6,575)

Discontinued operations:
Income from discontinued operations	581	1,249	619
Gain on sale of real estate	–	19,267	54

Income from discontinued operations	581	20,516	673

Net income (loss)	23,621	22,452	(5,902)
Series A preferred dividend	(2,064)	(2,064)	(2,064)

Net income (loss) applicable to Common
Shares of Beneficial Interest	$21,557	$20,388	$(7,966)

Comprehensive income (loss)
Net income (loss)	$23,621	$22,452	$(5,902)
Unrealized gain on securities	1,618	3,359	–
Unrealized gain (loss) on interest rate derivative	2,263	(325)	–

Comprehensive income (loss)	$27,502	$25,486	$(5,902)

Per common share data - Basic:
Income (loss) from continuing operations	$0.64	$–	$(0.28)
Income from discontinued operations	0.02	0.66	0.02

Net income (loss)	$0.66	$0.66	$(0.26)

Per common share data - Diluted:
Income (loss) from continuing operations	$0.51	$–	$(0.28)
Income from discontinued operations	0.01	0.66	0.02

Net income (loss)	$0.52	$0.66	$(0.26)

Basic Weighted-Average Common Shares	32,451	31,059	30,885

Diluted Weighted-Average Common Shares	55,408	31,059	30,885

See Notes to Consolidated and Combined Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 (as restated - see note 23), 2004 AND 2003

(In thousands, exept per share amounts)

	Series A Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total

Balance, January 1, 2003	983	$23,131	34,814	$34,814	207,634	$(157,472)	$–	$108,107
Net loss	–	–	–	–	–	(5,902)	–	(5,902)
Dividends paid or accrued on preferred
shares ($2.10 per share)	–	–	–	–	–	(2,064)	–	(2,064)
Issuance of common shares	–	–	5,000	5,000	8,000	–	–	13,000
Repurchase of common shares	–	–	(8,755)	(8,755)	(7,666)	–	–	(16,421)

Balance, December 31, 2003	983	23,131	31,059	31,059	207,968	(165,438)	–	96,720
Net income	–	–	–	–	–	22,452	–	22,452
Dividends paid or accrued on preferred
shares ($2.10 per share)	–	–	–	–	–	(2,064)	–	(2,064)
Unrealized gain on real estate securities
available for sale	–	–	–	–	–	–	3,359	3,359
Unrealized loss on interest rate derivative	–	–	–	–	–	–	(325)	(325)

Balance, December 31, 2004	983	23,131	31,059	31,059	207,968	(145,050)	3,034	120,142

Net income	–	–	–	–	–	23,621	–	23,621
Dividends paid or accrued on Series A
preferred shares ($2.10 per share)	–	–	–	–	–	(2,064)	–	(2,064)
Dividends accrued on common shares
($.11 per share)	–	–	–	–	–	(3,914)	–	(3,914)
Unrealized gain on real estate securities
available for sale	–	–	–	–	–	–	3,011	3,011
Unrealized loss on mortgage-backed
securities held for sale	–	–	–	–	–	–	(1,393)	(1,393)
Unrealized gain on interest rate derivatives	–	–	–	–	–	–	2,263	2,263
Issuance of common shares	–	–	4,522	4,522	13,418	–	–	17,940

Balance, December 31, 2005	983	$23,131	35,581	$35,581	$221,386	$(127,407)	$6,915	$159,606

See Notes to Consolidated and Combined Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE
EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

	(as restated - see note 23)
Cash flows from operating activities
Net income (loss)	$23,621	$22,452	$(5,902)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities
Depreciation and amortization (including amortization of deferred
financing costs)	5,598	1,636	2,161
Amortization of lease intangibles	2,562	153	–
Straight-lining of rental income	(1,436)	(780)	–
Equity in undistributed earnings of preferred equity investment net of distributions	(490)	–	–
Equity in undistributed earnings of equity investment	(304)	–	–
Minority interest	179	–	–
Gain on assignment of exclusivity agreement	(10,500)	–	–
Gain on sale of real estate	–	(19,267)	(54)
Gain on sale of real estate securities available for sale	(243)	–	–
Decrease in deferred income	(68)	(359)	(44)
Bad debt write-off	99	90	–
Interest receivable on loans	(806)	–	–
Net changes in other operating assets and liabilities	(2,342)	62	92

Net cash provided by (used in) operating activities	15,870	3,987	(3,747)

Cash flows from investing activities
Investments in real estate	(67,453)	(63,944)	(1,061)
Contributions by minority interests	27,347	–	–
Purchase of mortgage-backed securities available for sale	(149,134)	–	–
Proceeds from paydown of mortgage-backed securities available for sale	21,463	–	–
Investment in equity investment	(50,000)	–	–
Investment in preferred equity investment	(77,937)	–	–
Purchase of real estate securities available for sale	(17,965)	(23,094)	(86)
Proceeds from investments held to maturity	–	68,900	1,397,808
Purchase of investments held to maturity	–	–	(1,362,734)
Proceeds from sale of real estate securities available for sale	1,654	11,806	–
Proceeds from sale of real estate	–	33,635	–
Increase in restricted cash	(626)	2,818	(850)
Issuance of loans receivable	(63,888)	(24,540)	–
Collection of loans receivable	5,580	16,150	–
Purchase of real estate held for syndication	–	(7,613)	–
Net proceeds from sale of parking business and other assets	–	15	60

Net cash (used in) provided by investing activities	(370,959)	14,133	33,137

(Continued)

See Notes to Consolidated and Combined Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE
EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Years Ended December 31,

	2005	2004	2003

	(as restated - see note 23)
Cash flows from financing activities
Increase in borrowings under repurchase agreements	144,161	–	–
Repayment of borrowings under repurchase agreements	(22,445)	–	–
Proceeds from mortgage loans payable	22,600	53,000	–
Proceeds from loans payable	30,000	–	–
Payments of loans payable	(19)	(20)	(16)
Proceeds from revolving line of credit	16,000	–	–
Deferred financing costs	(6,594)	(1,196)	–
Principal payments of mortgage loans payable	(8,031)	(205)	(324)
Issuance of Common Shares	17,940	–	13,000
Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares	100,000	–	–
Dividends paid on Series A Preferred Shares	(2,064)	(2,064)	(2,064)
Payment of senior notes	–	–	(12,538)
Repurchase of Common Shares	–	–	(16,421)

Net cash provided by (used in) financing activities	291,548	49,515	(18,363)

Net (decrease) increase in cash and cash equivalents	(63,541)	67,635	11,027
Cash and cash equivalents at beginning of period	82,559	14,924	3,897

Cash and cash equivalents at end of period	$19,018	$82,559	$14,924

Supplemental Disclosure of Cash Flow Information
Interest paid	$19,133	$2,043	$4,829

Taxes paid	$162	$55	$–

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Preferred Shares	$516	$516	$516
Stock received for assignment of Exclusivity Rights	(20,000)	–	–
Loan receivable in connection with the sale of parking business	–	–	(133)
Transfer of inventory in connection with the sale of parking business	–	–	158
Net transfer of receivables and payables in connection with the sale of parking business	–	–	19
Mortgage loan and interest payable assumed in acquisition	–	32,401
Dividends accrued on Common Shares	3,914	–	–
Mortgage loan assumed by purchaser of property	–	(41,313)	–
Liabilities of real estate held for syndication assumed in acquisition	–	76,762	–

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

Reclassifications

Certain prior year balances reflected in footnote 24 “Business Segments” have been reclassified in order to conform to the current year presentation.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as- if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant's lease. The values of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

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

Investment in Limited Partnerships

The Trust elected to adopt the provisions of FASB Emerging Issues Task Force Issue No. 04-5 (“EITF 04-5”) during the quarter ended September 30, 2005, effective January 1, 2005 and applied the provisions to all limited partnership investments. EITF 04-5 requires the controlling general partner of a limited partnership to consolidate the limited partnership in its consolidated financial statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Investment in Limited Partnerships (Continued)

The impact of the adoption on the January 1, 2005 balance sheet was as follows (in thousands):

	Previously Presented	Consolidated (1)

Assets:
Real estate held for syndication	$84,375	$–
Land	–	7,075
Building, net	–	62,438
Lease intangibles, net	–	16,410
Deferred costs, net	–	43

	$84,375	$85,966

Liabilities:
Liabilities of real estate held for syndication	$76,762	$–
Mortgage loan	–	76,343
Below market lease intangibles, net	–	1,591
Accrued expenses		419

	$76,762	$78,353

(1)	Amounts have been reclassified from that previously reported in order to separately report below-market lease intangibles, net.

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

Stock Options

There were no stock option grants during the years ended December 31, 2005 and 2004 and all previously issued options are fully vested; therefore pro forma and actual net income and related earnings per share are the same for those years. In December 2003 the Trust granted 100,000 options (Note 16). The Trust has accounted for these options in accordance with APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” If compensation expense for the Trust’s share option plans had been recorded based on the fair value at the grant date in December 2003, consistent with SFAS No. 123, the Trust’s net income would be reduced by $126,000 in 2003. Effective January 1, 2005, the Trust adopted the provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation.”

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

	2005	2004	2003

Basic
Income (loss) from continuing operations	$23,040	$1,936	$(6,575)
Preferred dividend	(2,064)	(2,064)	(2,064)

Income (loss) from continuing operations, net of preferred dividend	20,976	(128)	(8,639)
Income from discontinued operations	581	20,516	673

Net income (loss) applicable to Common Shares	$21,557	$20,388	$(7,966)

Basic weighted-average Common Shares	32,451	31,059	30,885

Income (loss) from continuing operations, net of preferred dividend	$0.64	$(0.00)	$(0.28)
Income from discontinued operations	0.02	0.66	0.02

Net income (loss) per Common Share	$0.66	$0.66	$(0.26)

Diluted
Income (loss) from continuing operations	$23,040	$1,936	$(6,575)
Preferred dividend	–	(2,064)	(2,064)
Series B-1 Preferred Interest	5,255	–	–

Income (loss) from continuing operations, net of preferred dividend	28,295	(128)	(8,639)
Income from discontinued operations	581	20,516	673

Net income (loss) applicable to Common Shares	$28,876	$20,388	$(7,966)

Basic weighted-average Common Shares	32,451	31,059	30,885
Convertible Preferred Shares	22,909	–	–
Stock Options	48	–	–

Diluted weighted-average Common Shares	55,408	31,059	30,885

Income (loss) from continuing operations, net of preferred dividend	$0.51	$(0.00)	$(0.28)
Income from discontinued operations	0.01	0.66	0.02

Net income (loss) per Common Share	$0.52	$0.66	$(0.26)

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

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

Ontario Property

On October 28, 2005 the Trust entered into a joint venture agreement with Marc Ontario LLC (an affiliate of Marc – see Note 7) pursuant to which the Trust formed FT-Ontario Holdings LLC ("FT-Ontario"), a Delaware limited liability company. Pursuant to the terms of the joint venture agreement, the Trust and Marc Ontario LLC contributed approximately $5,526,000 and $1,282,000, respectively, to the capital of FT-Ontario. The Trust is the managing member of FT-Ontario and holds an 80% interest in FT-Ontario. At such time as each of the members of FT-Ontario receives aggregate distributions equal to their invested capital plus a 9% cumulative return thereon, the Trust’s interest in FT-Ontario decreases to 75%.

FT-Ontario was formed for the purpose of acquiring 128,000 square feet of retail and office space consisting of the first six floors in a mixed-use building together with 208 parking spaces located at One East Erie, Chicago, Illinois (the "Ontario Property"). The Ontario Property was acquired for an aggregate purchase price of approximately $26,536,000. FT-Ontario incurred approximately $252,000 in closing costs. The purchase price was funded through the capital contribution made to FT-Ontario, with the balance being provided by a loan from the Trust in the amount of $19,903,000 secured by the Ontario Property. This loan was repaid in February 2006 (Note 26).

FT-Ontario is consolidated with the Trust at December 31, 2005.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3.	Real Estate Investments (Continued)

Verizon Properties

On December 29, 2005 the Trust acquired (i) an approximately 92,500 square foot office building in Andover, Massachusetts for a purchase price of $12,750,000 and a leasehold interest in the land on which it is situated, and (ii) an approximately 56,000 square foot office building located in Burlington, Vermont for a purchase price of $5,250,000 and a leasehold interest in the land on which it is situated. The land with respect to both properties is owned by Verizon of New England, Inc. (“Verizon”) and leased to the Trust pursuant to the terms of two separate ground leases that the Trust assumed in connection with the transaction. Verizon, in turn, leases from the Trust its interest in the land and the improvements pursuant to two separate lease agreements on a net basis. That is, Verizon is responsible for all costs associated with the properties (taxes, insurance, maintenance, etc.) while the applicable lease agreement is in effect.

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

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5.	Loans Receivable

The following table summarizes the Trust’s loans receivable at December 31, 2005 and 2004 (in thousands):

				Carrying Amount December 31,

Property	Location	Interest Rate	Maturity	2005	2004

Ridgebrook Office Plaza (1)(2)	Northbrook, IL	Prime (7%)	April 2006	$3,520	$–

Toy Building (3)	New York, NY	LIBOR plus 5.6% (9.72%)	April 2008	60,250	–

Wingate Inn (1)	Clearwater, FL	10.0%	February 2007	2,739	2,801

63 West 38th Street	New York, NY	6.28% (LIBOR + 4%)	August 2007	–	3,033

536 West 28th Street	New York, NY	11.8125% (LIBOR + 9.5%)	April 2009	–	2,556

Various (4) (5)	Chicago, IL	8.5%	Various; 7 years from date of funding	995	–

			(6)	$67,504	$8,390

The carrying amount includes accrued interest of $877 and $71 at December 31, 2005 and 2004, respectively.

(1)	Secured by a first mortgage.

(2)	This loan was satisfied on February 21, 2006.

(3)	Secured by the ownership interests in the property owner. The Trust owns a one-third interest in a joint venture which owns a 99% participating interest in the loan. The joint venture is consolidated with the Trust’s financial statements.

(4)	Tenant improvement and capital expenditure loans at various properties.

(5)	Secured by a subordinate mortgage or the ownership interests in the property owner.

(6)	All the loans are performing according to their terms.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5.	Loans Receivable (continued)

Activity related to mortgage loans is as follows (in thousands):

	For the Year Ended December 31,

	2005	2004

Balance at beginning of year	$8,390	$–
Advances made/interest accrued	65,493	24,540
Repayments	(6,379)	(16,150)

Balance at end of year	$67,504	$8,390

6.	Real Estate Securities Available for Sale

Real estate securities available for sale are as follows (in thousands):

Name	Date Purchased	Cost at December 31, 2005	Unrealized Gain at December 31, 2005	Balance at December 31, 2005

America First Apartment Investors, Inc.	Various	$7,576	$1,150	$8,726
Sizeler Property Investor, Inc.	Various	17,520	5,039	22,559
Other real estate securities	Various	2,834	181	3,015

		$27,930	$6,370	$34,300

The detail of real estate securities available for sale as of December 31, 2004 is as follows (in thousands):

Name	Date Purchased	Cost at December 31, 2004	Unrealized Gain at December 31, 2004	Balance at December 31, 2004

JER Investors, Trust, Inc.	Various	$1,000	$7	$1,007
Sizeler Property Investor, Inc.	Various	9,964	3,225	13,189
Other real estate securities	Various	411	127	538

		$11,375	$3,359	$14,734

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7.	Preferred Equity Investment

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

Condensed Balance Sheet Information
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

Condensed Statements of Operations Information
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

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8.	Newkirk Equity Investment (Continued)

Summary financial information of Newkirk is as follows (in thousands):

December 31, 2005

Condensed Balance Sheet
Real estate investments, net	$943,992
Cash and cash equivalents	174,816
Other assets	226,276

Total Assets	$1,345,084

Note payable	$593,463
Other liabilities	241,049

Total Liabilities	834,512

Minority Interests	334,531
Shareholders' Equity	176,041

Total Liabilities, Minority Interests, and Shareholders' Equity	$1,345,084

On the Trust's Consolidated and Combined Balance Sheet:
Equity Investment	$70,304

For the Period November 7 to December 31, 2005

Condensed Statement of Operations
Revenues	$35,308
Interest expense	(8,683)
General and administrative	(1,274)
Compensation expense	(10,500)
Depreciation and amortization	(7,236)
Other expenses	(2,917)
Minority interest	(3,349)

Net income	$1,349

On the Trust's Consolidated and Combined Statement of
Operations and Comprehensive Income (Loss)
Equity in earnings of equity investment	$304

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9.	Repurchase Agreements

Information pertaining to the repurchase agreements as of December 31, 2005 is as follows (dollars in thousands):

	December 31, 2005
	Debt Carrying Value	Collateral Carrying Value

Repurchase agreement with Bear Stearns & Co., Inc. as
counter-party, expiration January 25, 2006, interest is
variable based on one-month LIBOR minus 3 basis points	$95,798	$99,339

Repurchase agreement with Bear Stearns & Co., Inc. as
counter-party, expiration January 25, 2006, interest is
variable based on one-month LIBOR minus 3 basis points	25,918	26,824

	$121,716	$126,163

As of December 31, 2005 the borrowing rate on the Trust’s repurchase agreements was LIBOR minus 3 basis points (3.61%) and is renewable monthly.

Through December 31, 2005 the Trust paid down $1,124,000 on its repurchase agreements in connection with margin calls.

10.	Mortgage Loans Payable

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

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14.	Convertible Preferred Shares of Beneficial Interest (Continued)

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

The Series B-1 Shares entitle the holders to cumulative dividends at a minimum rate of 6.5% and can be converted into Common Shares at a conversion price of $4.50, subject to anti-dilution adjustments. Under the terms of the Series B-1 Shares, on February 28, 2012, the Trust is required to redeem all outstanding Series B-1 Shares at the liquidating preference price of $25.00 per Series B-1 Share. Accordingly, the Trust accounts for the Series B-1 Shares as a liability and the associated issuance costs as deferred financing costs on its consolidated and combined balance sheet. Dividends accrued on the Series B-1 Shares are included in interest expense on the consolidated and combined statement of operations. In addition, the holders of the Series B-1 Shares have the right to elect one Trustee to the Board of Trustees of the Trust as long as 910,000 Series B-1 Shares are outstanding.

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

Trustee Share Option Plan

In 1999 the shareholders approved a share option plan for members of the Board of Trustees. This plan provides compensation in the form of Common Shares and options to acquire Common Shares for certain eligible Trustees who were not employees of the Trust. A total of 500,000 Common Shares were authorized under this plan. In March 2005 the plan was cancelled. On December 31, 2005 the 8,000 options outstanding under this plan with a weighted-average unit price of $8.49 expired.

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

At December 31, 2005 and 2004 assets of discontinued operations consist of the Sherman, Texas property.

Liabilities of discontinued operations at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004

Mortgage loan payable	$822	$956
Accounts payable and accrued expenses	837	1,659

	$1,659	$2,615

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

18.	Discontinued Operations (Continued)

The combined results related to discontinued operations for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003

Total revenues	$658	$9,276	$14,219
Total expenses	77	8,027	13,600

Income from discontinued operations	$581	$1,249	$619

19.	Federal and State Income Taxes

The Trust has made no provision for regular current or deferred federal income taxes and no deferred state income taxes have been provided for on the basis that it operates in a manner intended to enable it to continue to qualify as a real estate investment trust under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum distributions requirements. As of December 31, 2005 the Trust has net operating loss carryforwards of $47,300,000 which will expire from 2019 through 2023. As a result of the February 28, 2005 issuance of the Series B-1 Shares (see Note 15), the Trust's net operating loss carryforwards are subject to annual limitations pursuant to Section 382 of the Code. The Trust also has capital loss carryforwards of $1,678,000 as of December 31, 2005 which will expire in 2007. The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes. Such items resulted in a net decrease in income for tax reporting purposes of approximately $29,530,000 in 2005, a net decrease of $19,700,000 in 2004 and a net increase of $1,800,000 in 2003.

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

The 2005, 2004 and 2003 cash dividends per Series A Share for individual shareholder's income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 20% Rate	Unrecaptured Section 1250 Gain (25% Rate)	Nontaxable Distribution	Total Dividends Paid

2005	$2.10	$–	$–	$–	$2.10
2004	2.10	–	–	–	2.10
2003	–	–	–	2.10	2.10

The 2005 cash dividends per Series B-1 Share for individual shareholder's income tax purposes were $1.63 and deemed ordinary dividends.

The 2005, ordinary cash dividends per Common Share for individual shareholder's income tax purposes were $0.11 per share. There were no cash dividends per common share in 2004 and 2003.

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

On November 26, 2003 the Trust entered into a Stock Purchase Agreement with FUR Investors, LLC, an entity controlled by and partially owned by the current executive officers of the Trust. On December 31, 2003 FUR Investors LLC acquired 5,000,000 Common Shares from the Trust's shareholders pursuant to a tender offer at a price of $2.30 per share and purchased pursuant to the terms of the Stock Purchase Agreement an additional 5,000,000 newly issued Common Shares pursuant to the terms of the Stock Purchase Agreement for a price of $2.60 per share. As a result of these purchases, FUR Investors LLC acquired a total of 10,000,000 of the outstanding Common Shares, representing 32.2% of the then total outstanding Common Shares.

Pursuant to the Stock Purchase Agreement, (i) Michael L. Ashner was appointed the Chief Executive Officer of the Trust, (ii) the Trust entered into an advisory agreement (the "Advisory Agreement"), (iii) Mr. Ashner entered into an exclusivity agreement, and (iv) FUR Investors, LLC entered into a covenant agreement pursuant to which it agreed not to take certain action which, among other things, would adversely impact the Trust's status as a REIT or its listing on the New York Stock Exchange. In addition, Daniel J. Altobello and Jeffrey Citrin resigned as members of the Board of Trustees, and three new trustees were appointed to the Board of Trustees.

22.	Related-Party Transactions

The following describes certain related party transactions not discussed elsewhere in the footnotes.

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

The equity based fee is calculated as follows: (i) 1.5% of the issued and outstanding equity securities of the Trust plus (ii) .25% of any equity contribution by a third party to a joint venture managed by the Trust. For purposes of the equity based calculation, the 31,058,913 Common Shares outstanding at January 1, 2005 are to be valued as follows: $2.30 (FUR Investors LLC's tender offer price in its December 2003 tender offer) with respect to 26,058,913 Common Shares and $2.60 (the purchase price paid by FUR Investors LLC) with respect to the 5,000,000 Common Shares acquired on December 31, 2003. The Trust's Series A Shares were valued at their liquidation preference amount of $25 per share until their conversion into common shares on February 7, 2006, at which time the Common Shares issued in connection therewith are valued at $5.0825 per common share. All Preferred and Common Shares issued subsequent to January 1, 2005 are to be valued at the net issuance price including any common shares issued in connection with the conversion of the preferred shares.

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

In connection with the issuance of our Series B-1 Shares in February 2005, the Trust sold to Fairholme Capital Management, LLC, an entity in which Bruce Berkowitz, one of the Trust's Trustees, is the managing member, 400,000 Series B-1 Shares. In addition, in connection with that issuance, the Trust sold to Halcyon Structured Opportunities Fund, L.P., and Halcyon Fund L.P. an aggregate of 880,000 Series B-1 Shares. In connection with the issuance of the Trust's Series B-1 Shares in June 2005, an additional 56,000 Series B-1 Shares were sold to Halcyon Structured Opportunities L.P. Steven Mandis, one of the Trust's Trustees, is the Vice Chairman and Chief Investment Officer of the investment advisor to each of the Halcyon partnerships.

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

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

23.	Restatement

Subsequent to the issuance of the Trust's consolidated and combined financial statements for the year ended December 31, 2005, management determined that the Trust's consolidated and combined balance sheet as of December 31, 2005 and the related consolidated and combined statements of operations and comprehensive income/loss, shareholders' equity and cash flows for the year ended December 31, 2005 should be restated. In the year ended December 31, 2005, $100,000,000 of Series B-1 Cumulative Convertible Redeemable Preferred Shares were issued and were previously included in shareholders' equity but because of a mandatory redemption feature should have been included in total liabilities and the related costs associated with the issuance of the shares in the amount of $5,836,000 should have been included as deferred costs. In addition, the deferred costs should have been amortized, and the dividends accrued on the Series B-1 Shares should have been treated as interest expense.

The effects of the restatement are as follows (in thousands except per share amounts):

	As Previously Reported	As Restated

Balance sheet at December 31, 2005
Deferred financing costs, net	$1,516	$6,698
Total liabilities	371,715	471,715
Total shareholders' equity	254,424	159,606

Statement of Operations for the Year Ended December 31, 2005
	As Previously Reported	As Restated

Interest expense	$15,002	$20,911
Net income	29,530	23,621
Net income applicable to Common Shares of Beneficial Interest	22,211	21,557
Earnings per Share - Basic	0.68	0.66
Earnings per Share - Diluted	0.53	0.52

Statement of Cash Flows for the Year Ended December 31, 2005:
	As Previously Reported	As Restated

Cash Flows from Operating Activities:

Net income	$29,530	$23,621
Depreciation and amortization	4,944	5,598
Net change in other operating assets and liabilities	(3,442)	(2,342)
Net Cash Flow provided by operating activities	20,025	15,870

Cash Flows from Financing Activities:

Deferred financing costs	(758)	(6,594)
Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares	94,164	100,000
Net Cash Flow provided by financing activities	287,393	291,548

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

24.	Business Segments

The following tables present a summary of revenues and expenses from the Operating Properties, Loans and Real Estate Securities incurred by each segment for the years ended December 31, 2005, 2004 and 2003, respectively. We include in Corporate Activities interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

Business Segments (In thousands)
	2005	2004	2003

Operating Properties
Rents	$25,469	$3,390	$1,589
Less - operating expenses	1,188	786	849
Less - real estate taxes	137	66	(36)

	24,144	2,538	776

Loans
Interest	3,664	1,292	–
Equity earnings in preferred investment	4,066	–	–
Loan fee income	75	–	–

	7,805	1,292	–

Real Estate Securities
Dividends	1,622	139	–
Gain on sale of real estate securities	243	1,153	–
Assignment of exclusivity agreement	10,500	–	–
Equity earnings in equity investment	304	–	–

	12,669	1,292	–

Less - Depreciation and Amortization	7,050	735	454

Less - Interest Expense
Operating properties	12,484	685	22
Loans	2,515	–	–

Corporate Income (Expense)
Interest income	2,111	1,097	838
General and administrative	(6,049)	(4,104)	(6,873)
Interest expense	(5,912)	(13)	(840)
Insurance recoveries	–	1,254	–
Legal settlement	11,000	–	–
State and local taxes	(500)	–	–

Income (loss) from continuing operations before minority interest	23,219	1,936	(6,575)
Minority Interest	(179)	–	–

Income (loss) from continuing operations	23,040	1,936	(6,575)

Income from discontinued operations (1)	581	1,249	619
Gain on sale of discontinued operations	–	19,267	54

Income from discontinued operations	581	20,516	673

Net income (loss)	$23,621	$22,452	$(5,902)

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

24.	Business Segments (Continued)

	2005	2004	2003

Capital Expenditures
Operating properties	$684	$2,018	$134

Identifiable Assets
Operating properties	$244,902	$95,540	$59,684
VenTek	–	–	1,110
Loans	272,094	8,390	–
Real estate securities	104,604	14,734	–
Other	37,248	171,304	86,044

Total Assets	$658,848	$289,968	$146,838

(1)	The results of VenTek, the Park Plaza property and the Sherman, Texas property have been classified as discontinued operations.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

25.	Quarterly Results of Operations (Unaudited)

The following is an unaudited condensed summary of the results of operations by quarter for the years ended December 31, 2005 and 2004. In the opinion of the Trust, all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

	Quarters Ended

	March 31	June 30	September 30		December 31

(In thousands, except per-share data)

2005

Revenues	$4,899	$5,163	$8,770		$14,034

Net income	$901	$393	$11,427		$10,900

Net income (loss) applicable to Common Shares	$385	$(123)	$10,911		$10,384

Per share
Net income (loss) applicable to Common Shares, basic	$0.01	$0.00	$0.34		$0.31

Net income (loss) applicable to Common Shares, diluted	$0.01	$0.00	$0.22	(1)	$0.29

2004

Revenues	$594	$1,089	$1,349		$2,886

Net income (loss)	$(205)	$20,446	$1,718		$493

Net income (loss) applicable to Common Shares	$(721)	$19,930	$1,202		$(23)

Per share
Net income (loss) applicable to Common Shares, basic	$(0.02)	$0.64	$0.04		$0.00

Net income (loss ) applicable to Common Shares, diluted	$(0.02)	$0.64	$0.04		$0.00

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(As Restated - See Note 23)

26.	Subsequent Events

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

On March 13 and 14, 2006, the Trust sold in privately negotiated transactions 1,385,000 shares of common stock in Sizeler for an aggregate purchase price of $19,874,750. As a result of the sale, the Trust's ownership in Sizeler was reduced to 374,600 shares of common stock in Sizeler representing approximately 1.73% of the outstanding common shares of Sizeler. Also in connection with the sales and in accordance with the terms of the agreement with Sizeler pursuant to which Michael Ashner, the Trust's chairman and chief executive officer, was elected to Sizeler's board, Mr. Ashner resigned as a director of Sizeler effective at the close of business on March 13, 2006. Proceeds from the sale were used to pay down the Trust's revolving line of credit.

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

Management’s Report on Internal Control Over Financial Reporting (as revised)

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

As of December 31, 2005, the Trust’s management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting excluding from our assessment the internal control over financial reporting at FT-Ontario LLC which was acquired on October 28, 2005 and whose financial statements constitute 4% of total assets, 3% of revenues and 1% of net income of the consolidated and combined financial statement amounts as of and for the year ended December 31, 2005. The Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework."

In the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 17, 2006, management concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2005. Subsequent to the issuance of the original Form 10-K, management identified a material weakness in the operation of our control relating to the process for the review of the accounting treatment of the classification of its Series B-1 Redeemable Preferred Shares of Beneficial Interest in our consolidated and combined financial statements for the year ended December 31,2005. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Trust’s internal control over financial reporting was not effective as of December 31, 2005. However, as of the date hereof, management believes that as a result of the remedial actions described herein, we have remediated the material weakness in internal control over financial reporting, and that as of the date hereof, our disclosure controls and procedures are effective. Subsequent to the filing of the original Form 10-K and in connection with the preparation of this Form 10-K Amendment 2 we have involved additional personnel in the review of accounting treatment for new transactions and in the preparation of the consolidated financial statements and believe as of the date hereof, we have remediated this weakness.

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

Management’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 46.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRANT.

Trustees

Set forth below is the business experience of, and certain other information regarding, our current Trustees as of March 1, 2006:

Name and month and year first became a Trustee of the Trust	Age	Principal Occupation during the past Five Years

Michael L. Ashner April 2004	53	Mr. Ashner has been the Chief Executive Officer of the Trust since December 31, 2003 and Chairman since April 2004. Mr. Ashner also serves as the Chairman and Chief Executive Officer of Newkirk Realty Trust, Inc. (“Newkirk”), a New York Stock Exchange listed real estate investment trust, and Winthrop Realty Partners, L.P, a real estate investment and management company, since 1996. Mr. Ashner served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the “Shelbourne Entities”), three real estate investment trusts, from August 2002 until their liquidation in April 2004. Mr. Ashner serves on the Board of Directors of Newkirk, NBTY, Inc., manufacturers and distributor of nutritional supplements, Atlantic Coast Entertainment Holdings, Inc., an owner and operator of the Sands casino in Atlantic City, New Jersey, and Sizeler Property Investors, Inc.

Bruce R. Berkowitz December 2000	47	Mr. Berkowitz has been the Managing Member of Fairholme Capital Management, L.L.C., a registered investment advisor, since June 1997 and President and Director of Fairholme Funds, Inc., a registered investment company under the Investment Company Act of 1940, since December 1999. Since December 2001, Mr. Berkowitz has also been a Director and Deputy Chairman of Olympus Re Holdings, Ltd. and Olympus Reinsurance Company, Ltd., both of Bermuda. Mr. Berkowitz is a director of White Mountains Insurance Group, Ltd., a publicly held property and casualty insurer. Mr. Berkowitz also serves as a director of TAL International Group, Inc., a publicly traded lessor of intermodel freight containers. He served as a Managing Director of Smith Barney, Inc., a subsidiary of The Travelers Inc., a diversified financial services holding company, from 1995 to May 1997.

Arthur Blasberg, Jr. December 2003	78	Mr. Blasberg's activities for the past five years include appointment by the uperior Court in Massachusetts to serve as a receiver of various businesses, as a special master, as the trustee of a trust holding undeveloped land and a trust whose main asset was a limited partnership in a cogeneration plant. Also, Mr. Blasberg has served as a director of several private companies. He previously served as the receiver and liquidating trustee of The March Trust, Inc., a real estate investment firm which acted as the general partner and/or limited partner in over 250 limited partnerships and a director and chairman of the audit committee of each of the Shelbourne Entities from August 2002 to their liquidation in April 2004. Mr. Blasberg is an attorney admitted to practice in the Supreme Court of the United States, various federal courts and the Commonwealth of Massachusetts and served for five years in the general counsel's office of the Securities and Exchange Commission.

Peter Braverman April 2004	54	Mr. Braverman currently serves as the President and a director of both the Trust, a position he has held since August 2004, and Newkirk, a position he has held since Newkirk’s inception in November 2005, both of which are New York Stock Exchange listed real estate investment trusts. From January 8, 2004 to August 4, 2004, Mr. Braverman was the Executive Vice President of WRT. Mr. Braverman has been an Executive Vice President of Winthrop Realty Partners, L.P., a real estate investment and management company, since January 1996. Mr. Braverman served as a director and Executive Vice President of each Shelbourne Entity from August 2002 until their liquidation in April 2004.

Talton Embry September 2000	59	Mr. Embry has been the Chairman of Magten Asset Management Corp. ("Magten"), a private investment management company, since 1978. Mr. Embry has been associated with Magten in various capacities since 1978. Mr. Embry is also a director of National Patent Development and GeoEye, Inc.

Howard Goldberg December 2003	60	Mr. Goldberg has been a private investor in both real estate and start-up companies and has provided consulting services to start-up companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO, and Board member of Player’s International, a publicly-traded company in the gaming business prior to its sale to Harrah's Entertainment Inc. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., LLTI.OB, a publicly-traded development stage company, engaged in the development and marketing of technologies for the prevention of product and document counterfeiting and electronic article surveillance. From 1995 through 2000, Mr. Goldberg served on the board of directors and audit committee of Imall Inc., a publicly-traded company that provided on-line shopping prior to its sale to Excite-at-Home. Mr. Goldberg served as a member of the board of directors and the audit committees of the Shelbourne Entities from August 2002 until their liquidation in April 2004. Mr. Goldberg has been a member of the Board of Advisors of WinWin Gaming, WNWN.OB, a publicly-traded development stage company, engaged in the lottery, gaming, and game entertainment business since 2003. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a New Jersey law firm where he he specialized in gaming regulatory law and real estate from 1970 through 1994.

Steven G. Mandis February 2005	35	Mr. Mandis is currently the Vice Chairman and Chief Investment Officer of Halcyon Structured Asset Management L.P. ("Halcyon"), an investment management firm based in New York City. Mr. Mandis joined Halcyon in 2004. Prior to joining Halcyon, Mr. Mandis who had worked at Goldman Sachs since 1992, acted as a portfolio manager in its Special Situations Investing Group, a multi-billion dollar proprietary investing area within Goldman Sachs' Fixed Income Division. Before joining the Fixed Income Division, Mr. Mandis worked in Goldman Sachs' Principal Investment Area and Mergers & Acquisitions Department.

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

Code of Ethics

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

Name and Address of Beneficial Owner	Position with the Trust	Amount and Nature of Beneficial Ownership(1)	Percent of Class

FUR Investors, LLC FUR Holdings LLC WEM-FUR Investors LLC Two Jericho Plaza Wing A, Suite 111 Jericho, NY 11753	–	10,000,000(3)	24.7%

John Alba (2)	Chief Investment Officer	(7)	(7)

Michael L. Ashner(2)	Chairman and Chief Executive Officer	10,002,000(4)	24.7%

Bruce R. Berkowitz Fairholme Capital Management 51 John F. Kennedy Parkway Short Hills, NJ 07078	Trustee	2,896,187(5)	6.8%(6)

Arthur Blasberg, Jr. c/o Sullivan & Worcester LLP One Post Office Square Boston, Massachusetts 02109	Trustee	100,000	*

Peter Braverman(2)	President and Trustee	(7)	(7)

Talton Embry Magten Asset Management Corp. 410 Park Avenue 15th Floor New York, New York 10022	Trustee	1,021,519(8)	2.5%

Howard Goldberg 117 Cheltenham Avenue Linwood, New Jersey 08221	Trustee	124,050	*

Steven G. Mandis Halcyon Management Company 477 Madison Avenue, 8th Floor New York, New York 10022	Trustee	5,200,000(9)	11.4%(10)

Thomas Staples(11)	Chief Financial Officer	(7)	(7)

Carolyn Tiffany(11)	Chief Operating Officer and Secretary	(7)	(7)
All Trustees and executive officers as a group		19,343,756(12)	40.4%(13)

Kensington Investment Group, Inc. (14) 4 Orinda Way Suite 200-C Orinda, California 94563	–	2,643,550	6.5%

Vornado Investments L.L.C. 888 Seventh Ave. New York, New York 10019	–	3,522,566	8.7%

*Less than 1%

(1)	Unless otherwise indicated, shares are beneficially owned by indicated holder.
(2)	The address for each of Mr. Ashner and Mr. Braverman is Two Jericho Plaza, Wing A, Suite 111, Jericho, NY 11753
(3)	Based upon information contained in Amendment No. 1 to Schedule 13D as filed by FUR Investors with the Securities and Exchange Commission on January 7, 2004.
(4)	Comprised of 10,000,000 shares owned by FUR Investors and 2,000 shares held directly by Mr. Ashner. Mr. Ashner is the managing member of WEM-FUR Investors LLC, the managing member of FUR Holdings, LLC, the sole member of FUR Investors. As such, Mr. Ashner may be deemed to beneficially own all shares owned by Investors.
(5)	Amount consists of (i) 36,600 common shares owned directly by Mr. Berkowitz, (ii) 623,315 common shares owned by Fairholme Ventures II, LLC, an entity in which Mr. Berkowitz is the managing member, (iii) 2,222,222 common shares issuable upon the conversion of the 400,000 Series B-1 Shares held by Fairholme Ventures II, LLC and (iv) 14,050 common shares held by Fairholme Holdings Ltd, the investment advisor of which is Fairholme Ventures II, LLC. Furthermore, Mr. Berkowitz and Fairholme Capital Management have disavowed management and supervision with respect to a 505,931 shares of common stock held in the separate accounts of advisory clients, and, accordingly, Mr. Berkowitz and Fairholme Capital Management do not attribute such shares.
(6)	Percentage assumes conversion of 400,000 Series B-1 Shares held by Fairholme Ventures II, LLC only.
(7)	Mr. Alba, Mr. Braverman, Mr. Staples and Ms. Tiffany are members of WEM-FUR Investors LLC, the managing member of FUR Holdings, LLC, the sole member of FUR Investors. Accordingly, Mr. Alba, Mr. Braverman, Mr. Staples and Ms. Tiffany have an indirect pecuniary interest in approximately 104,000, 246,000, 120,000 and 160,000 of the shares of Common Shares owned by FUR Investors. However, Mr. Alba, Mr. Braverman, Mr. Staples and Ms. Tiffany do not exercise investment control over the shares held by FUR Investors. Accordingly, Mr. Alba, Mr. Braverman, Mr. Staples and Ms. Tiffany are not deemed to beneficially own any of such shares under Section 13 or Section 16 of the Securities Exchange Act of 1934, as amended.
(8)	The number of shares reported consists of (i) 31,264 shares held in an IRA for the benefit of Mr. Embry, (ii) 31,073 shares held in an IRA for the benefit of Mr. Embry’s spouse, (iii) 44,458 shares held in a trust account in which Mr. Embry is the trustee and which is for the benefit of Mr. Embry’s minor son, (iv) 29,639 shares held in a trust account in which Mr. Embry is the trustee and which is for the benefit of Mr. Embry’s minor son and (v) 914,724 shares are owned beneficially by discretionary accounts managed by Mr. Embry. Of the 914,724 shares owned in discretionary accounts, Mr. Embry has no pecuniary interest in 95,146 of such shares.
(9)	Represents common shares issuable upon conversion of 936,000 Series B-1 Shares held by investment funds for which Halcyon Structured, LP is directly or indirectly the investment manager. Mr. Mandis is the Chief Investment Officer of Halcyon Structured LP, indirectly the investment manager of the Halcyon Structured Opportunities Fund, L.P. and Halcyon Fund, L.P. Mr. Mandis disclaims beneficial ownership of all such securities except to the extent of his pecuniary interest therein.
(10)	Percentage assumes conversion of only all Series B-1 Shares held by Investment funds for which Halcyon Structured LP serves as investment manager and 289,333 Series B-1 Shares held by Halcyon Fund, L.P only.
(11)	The address for each of Mr. Staples and Ms. Tiffany is 7 Bulfinch Place, Suite 500, Boston, MA 02114.
(12)	The total number of shares held by directors and executive officers, excluding shares issuable upon conversion of Series B-1 Shares held by directors, is 11,068,810.

(13)	Percentage represents the total number of shares held by directors and executive officers including shares issuable upon conversion of the Series B-1 Shares held by directors over total number of shares outstanding on March 1, 2006 plus shares issuable upon conversion of the Series B-1 Shares held by directors. Excluding shares issuable upon conversion of the Series B-1 Shares held by directors, the percentage ownership of shares held by directors and executive officers is 27.4%.
(14)	Information is derived from the 13-G/A filing by Kensington Investment Group, Inc. with the Securities and Exchange Commission on February 8, 2006.

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

(b) Exhibits.

The exhibits listed on the Exhibit Index on pages 109 – 111 are filed as a part of this Report or incorporated by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST

Dated: August 14, 2006	By:	/s/ Michael L. Ashner

Michael L. Ashner
Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Winthrop Realty Trust (formerly known as First Union Real
Estate Equity and Mortgage Investments and First Union Management, Inc.):

Under date of March 4, 2004, except for the effects of the discontinued operations described in notes 2, 18 and 24 which are as of March 16, 2005, we reported on the combined statements of operations and comprehensive income, shareholders’ equity, and cash flows of Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc.) (the “Company”) for the year ended December 31, 2003, which is included in the Annual Report on Form 10-K. In connection with our audit of the aforementioned combined financial statements, we also audited the related financial statement schedule for the year ended December 31, 2003 listed under Item 15(a)(2) on page 100. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 4, 2004, except for the effects of the
discontinued operations described in notes 2,
18 and 24 which are as of March 16, 2005

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

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2005	2004	2003

Real Estate
Balance at beginning of period	$91,528	$71,983	$70,953
Additions during the period:
Consolidation of 5400 Westheimer	69,543	–	–
Land and land estates	1,591	3,659	–
Buildings and improvements	53,256	83,096	1,043

	$215,918	$158,738	$71,996

Less: Disposition of assets	–	66,390	–
Less: Reclassification to discontinued operations	–	820	13

Balance at end of period	$215,918	$91,528	$71,983

Accumulated Depreciation
Balance at beginning of period	$4,750	$14,102	$12,057
Additions charged to operating expenses	4,387	1,355	2,058
Consolidation of 5400 Westheimer	130	–	–

	9,267	15,457	14,115

Less: Accumulated depreciation on assets disposed of	–	10,707	13

	$9,267	$4,750	$14,102

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Bylaws of the Trust as restated on November 8, 2005	(m)

3.2	Amended and Restated Declaration of Trust as of December 15, 2005	(p)

4.1	Form of certificate for Shares of Beneficial Interest	(b)

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust	(a)

4.3	Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005	(f)

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest	(l)

10.1	1999 Trustee Share Option Plan	(c)

10.2	1999 Long Term Incentive Performance Plan	(c)

10.3	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002	(i)

10.4	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase Agreement"), including Annex A thereto, being the list of Conditions to the Offer.	(d)

10.5	Guaranty of Michael L. Ashner, Guarantor, dated November 26, 2003, in favor of the Trust, in the form provided as Annex F to the Stock Purchase Agreement.	(d)

10.6	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust, First Union REIT, L.P., and FUR Advisors LLC.	(m)

10.7	Exclusivity Services Agreement between the Trust and Michael L. Ashner.	(d)

10.8	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005	(m)

10.9	Covenant Agreement between the Trust and FUR Investors, LLC.	(d)

10.10	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger
(e)

10.11	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association	(e)

10.12	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association	(e)

10.13	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(e)

10.14	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(e)

10.15	Amended and Restated Omnibus Agreement, dated March16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P.	(g)

10.16	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation	(h)

10.17	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein	(i)

10.18	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(l)

10.19	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(l)

10.20	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(l)

10.21	Purchase and Sale Agreement, dated March 10, 2005, between Amherst Investors Business Trust and Micron Realty LLC	(j)

10.22	Assignment of Purchase and Sale Agreement, dated March 21, 2005, between Micron Realty LLC and First Union Real Estate Equity and Mortgage Investments	(j)

10.23	Loan Agreement, dated May 25, 2005, between FT-Amherst Property LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender	(k)

10.24	Promissory Note, dated May 25, 2005, in the original principal amount of $18,000,000 from FT-Amherst Property LLC to Greenwich Capital Financial Products, Inc.	(k)

10.25	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”).	(m)

10.26	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado	(m)

10.27	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust	(m)

10.28	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust	(m)

10.29	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc.	(m)

10.30	Lock-Up Agreement, dated November 7, 2005, executed by the Trust	(m)

10.31	Ownership Limit Waiver Agreement dated November 7, 2005, between the Trust and Newkirk Realty Trust, Inc.	(m)

10.32	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership	(m)

10.33	Undertaking, dated November 7, 2005, by FUR Holdings LLC and FUR Advisors LLC for the benefit of the Trust.	(m)

10.34	Participation and Servicing Agreement, dated December 8, 2005, between Arbor Realty Funding LLC and FT-Toy LLC.	(n)

10.35	Loan Agreement, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC.	(n)

10.36	Promissory Note, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC	(n)

10.37	Pledge Agreement, dated December 7, 2005, from FT-Toy LLC to the Arbor Realty Funding LLC.	(n)

10.38	Guaranty from Winthrop Realty Trust in favor of the Arbor Realty Funding LLC.	(n)

10.39	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association	(o)

10.40	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association.	(o)

21	Subsidiaries	*

23.1	Consent of Independent Registered Public Accounting Firm	*

23.2	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* filed herewith

(a)	Incorporated by reference to the Trust’s 2000 Form 10-K
(b)	Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818
(c)	Incorporated by reference to the Trust’s 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(d)	Incorporated by reference to the Trust’s March 31, 2004 Form 10-Q
(e)	Incorporated by reference to the Trust’s Form 8-K dated November 18, 2004
(f)	Incorporated by reference to the Trust’s Form 8-K dated January 1, 2004
(g)	Incorporated by reference to the Trust’s Form 8-K dated March 18, 2005
(h)	Incorporated by reference to the Trust’s Form 8-K dated February 17, 2005
(i)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2005
(j)	Incorporated by reference to the Trust’s Form 8-K dated March 23, 2005
(k)	Incorporated by reference to the Trust’s Form 8-K dated May 27, 2005
(l)	Incorporated by reference to the Trust’s Form 8-K dated June 21, 2005
(m)	Incorporated by reference to the Trust’s Form 8-K dated November 10, 2005.
(n)	Incorporated by reference to the Trust’s Form 8-K dated December 12, 2005.
(o)	Incorporated by reference to the Trust’s Form 8-K dated December 21, 2005.
(p)	Incorporated by reference to the Trust’s 2005 Form 10-K