Form 10-Q
period 2006-06-30
Winthrop Realty Trust
filed 2006-08-14
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2). Yes ☐ No ☒

As of August 1, 2006 there were 45,693,809 Common Shares of beneficial interest outstanding.

INDEX

Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Unaudited Consolidated Balance Sheet as of June 30, 2006 and Consolidated Balance Sheet as of December 31, 2005 as restated	3

Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2006 and June 30, 2005 as restated	4

Unaudited Consolidated Statement of Shareholders’ Equity for the Six Months Ended June 30, 2006	5

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and June 30, 2005 as restated	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures about Market Risk	50

Item 4. Controls and Procedures	52

Part II. OTHER INFORMATION

Item 6. Exhibits	53

Signatures	54

Exhibit Index	55

Item 1. Financial Information

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2006
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2006 (Unaudited)	December 31, 2005

		(as restated)
ASSETS
Investments in real estate, at cost
Land	$19,546	$12,595
Buildings and improvements	229,279	203,323

	248,825	215,918
Less - Accumulated depreciation	(12,135)	(9,267)

Investments in real estate, net	236,690	206,651
Cash and cash equivalents	27,443	19,018
Restricted cash	7,834	626
Mortgage-backed securities available for sale pledged under repurchase agreements	108,996	126,163
Loans receivable	79,331	67,504
Accounts receivable and prepayments, net of allowance of $6 and $23, respectively	2,965	9,094
Real estate securities available for sale	15,061	34,300
Preferred equity investment	79,355	78,427
Equity investment	70,676	70,304
Equity investment in joint venture	33,601	--
Lease intangibles, net	38,401	36,735
Equity investment in limited liability company	13,357	--
Deferred financing costs, net of accumulated amortization	6,850	6,698
Assets of discontinued operations	1,382	1,382
Other assets	3,081	1,946

TOTAL ASSETS	$725,023	$658,848

LIABILITIES

Repurchase agreements	$109,471	$121,716
Mortgage loans payable	234,513	175,118
Series B-1 Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference, 4,000,000 shares authorized, 3,990,000 and 4,000,000 outstanding at
June 30, 2006 and December 31, 2005, respectively	99,750	100,000
Loans payable	30,014	30,025
Revolving line of credit	--	16,000
Accounts payable and accrued liabilities	8,054	7,598
Dividends payable	1,098	5,530
Below market lease intangibles, net	4,925	4,569
Deferred income	7,833	9,500
Liabilities of discontinued operations	1,588	1,659

TOTAL LIABILITIES	497,246	471,715

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	30,172	27,527

SHAREHOLDERS’ EQUITY

Series A Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference, 2,300,000 shares authorized, 0 and 983,082 outstanding at June 30, 2006
and December 31, 2005, respectively	--	23,131
Common Shares of Beneficial Interest, $1 par, unlimited authorized,
45,693,809 and 35,581,479 outstanding at June 30, 2006 and
December 31, 2005, respectively	45,694	35,581
Additional paid-in capital	261,776	221,386
Accumulated other comprehensive income	3,938	6,915
Accumulated distributions in excess of net income	(113,803)	(127,407)

Total Shareholders’ Equity	197,605	159,606

TOTAL LIABILITIES, MINORITY INTEREST AND
SHAREHOLDERS’ EQUITY	$725,023	$658,848

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

		(as restated)		(as restated)
Revenues
Rents	$9,572	$4,045	$18,149	$7,907
Interest, dividends and other	3,929	1,118	7,383	2,155

	13,501	5,163	25,532	10,062

Expenses
Property operating	988	181	1,822	366
Real estate taxes	301	20	579	41
Depreciation and amortization	2,879	983	5,430	1,825
Interest	7,985	3,516	15,455	5,787
General and administrative	1,701	1,686	3,220	2,686
State and local taxes	216	–	220	–

	14,070	6,386	26,726	10,705

Other income
Assignment of exclusivity agreement	834	–	1,667	–
Equity in earnings of preferred equity investment	1,490	1,131	2,969	1,131
Equity in earnings (loss) of equity investment	1,700	(2)	3,302	(26)
Equity in earnings of equity investment in joint venture	749	–	749	–
Gain on sale of real estate securities available for sale	187	–	7,506	142
Gain on sale of real estate held for syndication	–	–	–	169
Loss on early extinguishment of debt	(276)	–	(125)	–

	4,684	1,129	16,068	1,416

Income (loss) from continuing operations before minority interest	4,115	(94)	14,874	773
Minority interest	719	–	1,351	–

Income (loss) from continuing operations	3,396	(94)	13,523	773
Discontinued operations
Income from discontinued operations	45	487	81	522

Net income	3,441	393	13,604	1,295
Series A Preferred dividend	–	(516)	–	(1,032)

Net income (loss) applicable to Common Shares	$3,441	$(123)	$13,604	$263

Comprehensive income
Net income	$3,441	$393	$13,604	$1,295
Change in unrealized gain on real estate securities available for sale	392	2,222	(3,747)	2,197
Change in unrealized loss on mortgage-backed securities available for sale	(373)	–	(372)	–
Change in unrealized gain (loss) on interest rate derivative	436	(756)	1,142	250

Comprehensive income	$3,896	$1,859	$10,627	$3,742

Per Common Share data - Basic
Income (loss) from continuing operations	$0.08	$(0.02)	$0.33	$(0.01)
Income from discontinued operations	0.00	0.02	0.00	0.02

Net income	$0.08	$0.00	$0.33	$0.01

Per Common Share data - Diluted
Income (loss) from continuing operations	$0.08	$(0.02)	$0.26	$(0.01)
Income from discontinued operations	0.00	0.02	0.00	0.02

Net income	$0.08	$0.00	$0.26	$0.01

Basic Weighted-Average Common Shares	43,858	32,059	41,173	31,799

Diluted Weighted-Average Common Shares	66,086	32,102	64,402	31,843

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10Q - JUNE 30, 2006

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands, except per share amounts)

	Series A Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2005	983	$23,131	35,581	$35,581	$221,386	$6,915	$(127,407)	$159,606
Net income	–	–	–	–	–	–	13,604	13,604
Change in unrealized gain on real estate
securities available for sale, net of
reclassification adjustment for amounts
included in net income	–	–	–	–	–	(3,747)	–	(3,747)
Change in unrealized gain on
mortgage-backed securities held for sale	–	–	–	–	–	(372)	–	(372)
Change in unrealized gain on interest rate
derivatives	–	–	–	–	–	1,142	–	1,142
Redemption of Series A-1 preferred
shares for common shares	(983)	(23,131)	4,837	4,837	18,294	–	–	–
Conversion of Series B-1 preferred
shares to common shares	–	–	56	56	194	–	–	250
Issuance of common shares through
rights offering	–	–	5,220	5,220	21,902	–	–	27,122

Balance, June 30, 2006	–	$–	45,694	$45,694	$261,776	$3,938	$(113,803)	$197,605

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,

	2006	2005

		(as restated)
Cash flows from operating activities
Net income	$13,604	$1,295
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of deferred
financing costs)	3,731	1,642
Amortization of lease intangibles	2,624	691
Straight-lining of rental income	1,798	2,020
Equity in earnings of preferred equity investment
in excess of distributions from earnings	(5)	(485)
Equity in (earnings) loss of equity investment in excess of
distributions from earnings	(372)	26
Equity in earnings of equity investment in joint venture in excess
of distributions from earnings	(749)	–
Interest earned on restricted cash	(13)	–
Minority interest	1,351	–
Gain on sale of real estate securities available for sale	(7,506)	–
Loss from early extinguishment of debt	125	–
Decrease in deferred income	(1,667)	–
Bad debt recovery	(16)	–
Net changes in other operating assets and liabilities	4,986	(3,290)

Net cash provided by operating activities	17,891	1,899

Cash flows from investing activities
Investments in real estate	(36,841)	(22,553)
Proceeds from disposition of real estate held for syndication	–	7,613
Contributions by minority interests	3,193	–
Distributions to minority interests	(1,899)	–
Purchase of mortgage-backed securities available for sale	–	(122,310)
Proceeds from repayments of mortgage-backed securities available for sale	16,680	–
Investment in equity investment in joint venture	(32,852)	–
Investment in preferred equity investment	(1,484)	(77,847)
Proceeds from preferred equity investment	561	–
Investment in limited liability company	(13,357)	(642)
Purchase of real estate securities available for sale	(2,262)	(12,583)
Proceeds from sale of real estate securities available for sale	25,260	419
Increase in restricted cash	(7,195)	(1,068)
Issuance and acquisition of loans receivable	(19,819)	(1,338)
Collection of loans receivable	7,743	3,061

Net cash used in investing activities	(62,272)	(227,248)

(Continued)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

(Continued)

	For the Six Months Ended June 30,

	2006	2005

		(as restated)
Cash flows from financing activities
Borrowings under repurchase agreements	$–	$118,243
Repayment of borrowings under repurchase agreements	(12,245)	–
Proceeds from mortgage loans payable	70,530	22,600
Principal payments of mortgage loans payable	(10,722)	(3,799)
Payments of loans payable	(11)	(10)
Proceeds from revolving line of credit	45,000	–
Payment of revolving line of credit	(61,000)	–
Deferred financing costs	(1,438)	(5,882)
Issuance of Common Shares	27,122	3,977
Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares	–	100,000
Dividends paid on Series A preferred shares	(516)	(1,032)
Dividends paid on Common Shares	(3,914)	–

Net cash provided by financing activities	52,806	234,097

Net increase in cash and cash equivalents	8,425	8,748
Cash and cash equivalents at beginning of period	19,018	82,559

Cash and cash equivalents at end of period	$27,443	$91,307

Supplemental Disclosure of Cash Flow Information

Interest paid	$14,689	$4,527

State and local income taxes paid	$340	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on preferred shares	$–	$516
Loans to Limited Partners of 5400 Westheimer	–	(1,338)
Liabilities of real estate held for syndication assumed in acquisition	–	(76,762)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Winthrop Realty Trust is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 31, 2005 (the “Declaration of Trust”), which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments. The Trust conducts its business through WRT Realty L.P., a Delaware limited partnership (the “Operating Partnership”). The Trust is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interest in the Operating Partnership. All references to the “Trust” refer to Winthrop Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated financial statements represent the consolidated results of Winthrop Realty Trust, its wholly-owned taxable REIT subsidiary, WRT TRS Management Corp. (“FUMI”), the Operating Partnership, wholly-owned subsidiaries and certain partially-owned entities, in which the Operating Partnership owns either (i) a controlling interest or (ii) is the primary beneficiary. All significant intercompany amounts have been eliminated. The Trust accounts for its investments in companies in which it has the ability to significantly influence, but does not have a controlling interest, by using the equity method of accounting.

Certain prior year balances have been reclassified in order to conform to the current year presentation, in particular, balances reflected in Note 19 “Business Segments”.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported values of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the critical estimates made by the Trust include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and loans receivable and provisions for impairment of real estate. As a result of the nature of estimates made by the Trust, actual results could differ.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Basic
Income (loss) from continuing operations	$3,396	$(94)	$13,523	$773
Series A preferred dividend	–	(516)	–	(1,032)

Income (loss) from continuing operations,
net of preferred dividend	3,396	(610)	13,523	(259)
Income from discontinued operations	45	487	81	522

Net income (loss) applicable to Common Shares	$3,441	$(123)	$13,604	$263

Basic weighted-average Common Shares	43,858	32,059	41,173	31,799

Income (loss) from continuing operations,
net of preferred dividend	$0.08	$(0.02)	$0.33	$(0.01)
Income from discontinued operations	0.00	0.02	0.00	0.02

Net income per Common Share – Basic	$0.08	$0.00	$0.33	$0.01

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Diluted
Income (loss) from continuing operations	$3,396	$(94)	$13,523	$773
Series A preferred dividend	–	(516)	–	(1,032)
Interest expense - Series B-1	1,620	–	3,244	–

Income (loss) from continuing operations	5,016	(610)	16,767	(259)
Income from discontinued operations	45	487	81	522

Net income applicable to Common Shares	$5,061	$(123)	$16,848	$263

Basic weighted-average Common Shares	43,858	32,059	41,173	31,799
Convertible Preferred Shares	22,167	–	23,169	–
Stock options	61	43	60	44

Diluted weighted-average Common Shares	66,086	32,102	64,402	31,843

Income (loss) from continuing operations	$0.08	$(0.02)	$0.26	$(0.01)
Income from discontinued operations	0.00	0.02	0.00	0.02

Net income per Common Share - Diluted	$0.08	$0.00	$0.26	$0.01

The Trust’s Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series A Shares”) and Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Shares”) are antidilutive for the three and six months ended June 30, 2005 and, accordingly, are not included in the weighted average shares outstanding for the diluted earnings per share. The Series A Shares, which were redeemed for the Trust’s Common Shares of Beneficial Interest (“Common Shares”) on February 7, 2006, were dilutive for the six months ended June 30, 2006 and Series B-1 Shares were dilutive for the three and six months ended June 30, 2006.

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) – Consolidation of Variable Interest Entities (“FIN 46R”) requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

The Trust has evaluated its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Trust determining that certain of its loans, preferred equity investments and other investments were potentially variable interests in VIEs. For each of these investments, the Trust has evaluated (1) the sufficiency of the applicable entity’s equity investments at fair value at risk to absorb losses, (2) whether as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and whether their obligations are protected directly or indirectly,

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Variable Interest Entities (Continued)

(c) the right to receive the expected residual return of the entity without a cap on the return, (3) whether the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) whether substantially all of the entity’s activities involve or are conducted on behalf of an investor that has disproportionately few voting rights. As of June 30, 2006, the Trust has identified the loan acquired by WRT Marc RC LLC (see Note 5) to be a variable interest in a VIE. However, the Trust has determined that it is not the primary beneficiary and therefore accounts for this investment as a loan receivable. The Trust’s maximum exposure to loss related to this VIE is limited to the amount of its investment.

Recently Issued Accounting Standards

There have been no new accounting standards or interpretations that have been issued that the Trust has not yet adopted that the Trust believes will have a material impact on our consolidated financial statements upon adoption.

3.	Real Estate Acquisitions, Dispositions and Financings

Acquisitions

On February 16, 2006, the Trust acquired from an unaffiliated third party three office buildings located at 550-650, 701 and 1050 Warrenville Road, Lisle, Illinois, a Chicago suburb. The gross purchase price for the 550-650 and 701 properties (the "Wholly-Owned Properties") was $31,750,000 and the purchase price for the 1050 property was $3,500,000, which was acquired in a joint venture owned 60% by the Trust and 40% by an entity, the owners of which (the “Marc Principals”) are also owners of entities to which the Trust has made mezzanine and second mortgage loans. The three properties contain an aggregate of approximately 290,000 square feet of office space. The Wholly-Owned Properties, which contain approximately 236,000 square feet, are 97% occupied and the 1050 property is vacant. The Trust incurred approximately $120,000 in closing costs with respect to the Wholly-Owned Properties and its allocable share of approximately $31,600 with respect to the joint venture property.

Dispositions

There were no dispositions of real estate during the six months ended June 30, 2006.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Real Estate Acquisitions, Dispositions and Financings (Continued)

Financings

On February 10, 2006, FT-Ontario Holdings LLC, a joint venture in which the Trust holds an 80% interest and an entity owned by the Marc Principals holds a 20% interest, obtained a $21,600,000 loan from an unaffiliated third party lender, which is secured by FT-Ontario’s property and parking spaces located at One Erie, Chicago, Illinois. The loan bears interest at 5.75%. The loan requires monthly payments of interest only during the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on March 1, 2016, at which time the outstanding principal balance is expected to be approximately $18,859,000.

On February 17, 2006, the Trust obtained a $9,550,000 loan from an unaffiliated third party lender, which is secured by the Trust’s wholly-owned properties located in Andover, Massachusetts and South Burlington, Vermont. The loan bears interest at 6.6%, requires monthly payments of principal and interest of approximately $65,000 (based on a 30-year amortization schedule) and is scheduled to mature on February 16, 2011 at which time the outstanding principal balance is expected to be approximately $8,733,000.

On March 29, 2006, WRT-Marc RC LLC (“WRT-Marc RC”) and WRT-Marc RC Land LLC (“WRT-Marc RC Land”) obtained loans from an unaffiliated third party lender with a principal amount of $9,500,000 and $5,280,000, respectively. Both loans bear interest at a floating rate equal to the prime rate plus .50% (8.5% at June 30, 2006) and mature on March 28, 2007, subject to one-year extensions. The loan made to WRT-Marc RC is secured by the Commercial Loan and the loan made to WRT-Marc RC Land is secured by the Land Loan (see Note 5).

On May 5, 2006, the Trust obtained a $24,600,000 loan from an unaffiliated third party lender, which is secured by the Trust’s properties located at 550-650 Warrenville Road and 701 Warrenville Road, Lisle, Illinois. The loan bears interest at 6.26%, requires monthly payments of interest only during the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on June 1, 2016, at which time the outstanding principal balance is expected to be approximately $21,782,000.

4.	Mortgage-Backed Securities Pledged Under Repurchase Agreements

At June 30, 2006, all of the Trust’s mortgage-backed securities which consisted of Federal National Mortgage Association (“Fannie Mae”) whole pool certificates were classified as available-for-sale and, as such, were carried at their estimated fair value based on prices obtained from a third party.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Mortgage-Backed Securities Pledged Under Repurchase Agreements (Continued)

The following table presents the amortized cost and fair value of the Trust’s mortgage-backed securities at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005

Cost	$109,591	$126,236
Unrealized loss	(1,765)	(1,393)
Interest payment receivable	420	455
Unamortized premium	750	865

Carrying value/estimated fair value	$108,996	$126,163

The unrealized losses are a result of changes in interest rates and principal repayments subsequent to the acquisition of the securities. All the securities are performing according to their terms. Although not rated, whole pool agency mortgage-backed securities carry an implied AAA rating and are guaranteed as to principal and interest by Fannie Mae. Furthermore, the Trust intends to, and has the ability to, hold these securities to maturity or at least until such time as the Trust has recovered its investments. Accordingly, the Trust has determined that these impairments are temporary. The period of continuous unrealized loss position is less than twelve months.

The mortgage-backed securities bear interest at a weighted average interest rate of 4.45% based on balances at June 30, 2006.

The FASB has announced plans to re-write SFAS No.140 which may affect the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. At December 31, 2005, the Trust recorded such assets and the related financing gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. Any change in fair value of the security was reported through other comprehensive income under SFAS No.115, because the security was classified as “available for sale”. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller of the mortgage-backed securities may be required to continue to consolidate the assets sold to the Trust, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB re-write of SFAS No.140, the Trust, to the extent it has securities acquired from and financed with the same counterparty, may be precluded from presenting the assets and liabilities gross on its balance sheet and may instead treat its net investment in such assets as a derivative.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Mortgage-Backed Securities Pledged Under Repurchase Agreements (Continued)

This potential change in accounting treatment would not affect the economics of the transactions but would affect how the transactions would be reported in the Trust’s financial statements. The Trust’s cash flows, its liquidity and its ability to pay a dividend would be unchanged, and the Trust does not believe its taxable income or REIT status would be affected. The Trust’s net equity would not be materially affected.

At June 30, 2006, the Trust’s mortgage-backed securities were financed under a repurchase agreement with a counterparty that was different from the counterparty from which it purchased the securities.

5.	Loans Receivable

On March 29, 2006, the Trust, through two consolidated joint ventures in which the Trust holds a 60% interest and an entity owned by the Marc Principals owns the remaining 40% interest, acquired (i) a loan with a principal balance of $11,750,000 which is secured by a first leasehold mortgage on approximately 241,000 square feet of commercial space and a 133 space indoor parking garage located at 800 South Wells, Chicago, Illinois and commonly referred to as River City (the “Commercial Loan”), and (ii) a loan with a principal balance of $5,915,000 which is secured by a first priority mortgage on the land underlying the River City property and unsold residential condominium units at the River City property (the “Land Loan”). The Commercial Loan was in default at the time of acquisition and WRT-Marc RC, the entity that acquired the Commercial Loan, has commenced foreclosure proceedings on the Commercial Loan. In connection with the acquisition and modification of the Commercial Loan, WRT-Marc RC entered into an option agreement with an unaffiliated third party pursuant to which the third-party has an option to acquire the indoor parking structure should WRT-Marc RC acquire title to the commercial space and the indoor parking secured by the Commercial Loan. As consideration for entering into the option agreement, WRT-Marc RC received a deed for the land underlying the River City property, which deed is to be held in escrow until such time, if at all, as WRT-Marc RC acquires title to the commercial space. If exercised, the option price will be equal to $1,900,000 plus 10% interest thereon plus any additional expenses incurred by WRT-Marc RC in connection with acquiring and operating the commercial space less any payments of interest made on account of the Commercial Loan.

The Trust has determined that the Commercial Loan is a variable interest in a VIE under FIN 46R. Since the Trust has determined that it is not the primary beneficiary, the Trust accounts for this investment as a loan receivable.

The maturity date for the Land Loan was April 16, 2005. The entity from which the Land Loan was acquired had previously agreed to forbear from exercising any remedies on the Land Loan until April 16, 2006. WRT-Marc RC Land, the entity that acquired the Land Loan, entered into a modification agreement with the borrowers thereunder to extend the forbearance period to December 31, 2007 and reduced the interest rate to 10% per annum.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable (Continued)

The following table summarizes the Trust’s loans receivable at June 30, 2006 and December 31, 2005 (in thousands):

				Carrying Amount
Property/Collateral	Location	Interest Rate	Maturity	June 30, 2006	December 31, 2005

Toy Building (1)	New York, NY	LIBOR plus 5.6% (9.72%)	April 2008	$59,792	$60,250

Ridgebrook Office Plaza (2)	Northbrook, IL	Prime (7%)	April 2006	–	3,520

Wingate Inn (2)	Clearwater, FL	10%	February 2007	–	2,739

Various (3) (4)	Chicago, IL	8.5%	Various; 7 years from date of funding	2,938	995

River City - Commercial (5)	Chicago, IL	9.75%	February 2006	11,944	–

River City - Land (5)	Chicago, IL	10%	December 2007	4,657	–

				$79,331	$67,504

The carrying amount includes accrued interest of $640,000 and $877,000 at June 30, 2006 and December 31, 2005, respectively. All the loans, except River City – Commercial which was in default at the time of acquisition, are performing according to their terms. The Trust believes that the full amount of the non-performing River City loan is recoverable and, accordingly no impairment has been recorded.

(1)	Secured by the ownership interests in the property owner. The Trust owns a one-third interest in a joint venture which owns a 99% participating interest in the loan. The joint venture is consolidated with the Trust’s financial statements.
(2)	Loan was satisfied during the six months ended June 30, 2006.
(3)	Tenant improvement and capital expenditure loans at various properties.
(4)	Secured by a subordinate mortgage or the ownership interests in the property owner.
(5)	Secured by a first mortgage.

Activity related to mortgage loans is as follows (in thousands):

	2006	2005

Balance at January 1	$67,504	$8,390
Purchases and advances made	19,819	1,338
Interest accrued, net	(249)	(22)
Repayments	(7,743)	(3,061)

Balance at June 30	$79,331	$6,645

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Real Estate Securities Available for Sale

On March 12, 2006, the Trust sold a total of 1,385,000 shares of common stock of Sizeler Property Investors, Inc. ("Sizeler") to three unaffiliated third parties in privately negotiated transactions. The shares were sold for $14.35 per share for an aggregate sale price of approximately $19,875,000. The sale resulted in a gain of approximately $6,790,000 exclusive of dividends received on such shares. Also, the Trust sold an additional 157,100 shares in market transactions at various prices and recognized an additional gain of approximately $429,000. After giving effect to the sales, the Trust held 213,500 shares of common stock in Sizeler at June 30, 2006 representing approximately 1.0% of the outstanding common shares of Sizeler.

In accordance with the terms of the agreement with Sizeler, Michael Ashner, the Trust's chairman and chief executive officer, was elected to Sizeler's board in 2005. Mr. Ashner resigned as a director of Sizeler effective March 13, 2006.

During the six months ended June 30, 2006, the Trust sold other real estate securities for an aggregate price of approximately $3,088,000 resulting in a gain of approximately $287,000 exclusive of dividends received.

The following is a summary of Real Estate Securities Available for Sale at June 30, 2006 (in thousands):

Name	Date Purchased	Cost at June 30, 2006	Gain at June 30, 2006	Balance at June 30, 2006

America First Apartment Investors, Inc.	Various	$9,748	$1,758	$11,506

Sizeler Property Investor, Inc.	Various	2,691	862	3,553

Other real estate securities	Various	2	–	2

		$12,441	$2,620	$15,061

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Real Estate Securities Available for Sale (Continued)

The following is a summary of Real Estate Securities Available for Sale at December 31, 2005 (in thousands):

Name	Date Purchased	Cost at December 31, 2005	Unrealized Gain at December 31, 2005	Balance at December 31, 2005

America First Apartment Investors, Inc.	Various	$7,576	$1,150	$8,726

Sizeler Property Investor, Inc.	Various	17,520	5,039	22,559

Other real estate securities	Various	2,834	181	3,015

		$27,930	$6,370	$34,300

7.	Preferred Equity Investment

The Trust holds 25 separate convertible mezzanine loans, one subordinate mortgage loan and equity investments in 26 separate entities in the aggregate amount of approximately $77,660,000. Each of the borrowers is owned primarily by the Marc Principals who are not affiliates of the Trust. Each loan is secured by the applicable borrower's ownership interest in a limited liability company (each a “Property Owner”) that in turn owns an office building or complex. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only.

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

The Trust has committed to advance approximately $7,350,000 to cover the costs of tenant improvements and capital expenditures at the foregoing 26 properties, of which $3,066,000 had been advanced at June 30, 2006.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Equity Investment (Continued)

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of June 30 2006		As of December 31, 2005

Condensed Balance Sheet Information
Investment in real estate, net	$151,570		$151,202
Prepaid expenses and deposits in escrow	6,432		5,999
Cash and cash equivalents	1,467		3,175
Receivables and other assets	31,123		26,186

Total Assets	$190,592		$186,562

Nonrecourse mortgage debt	$271,533		$266,306
Other liabilities	23,281		21,272

Total Liabilities	294,814		287,578

Partners’ Capital Deficit	(104,222)		(101,016)

Total Liabilities and Partners’ Capital Deficit	$190,592		$186,562

On the Trust’s Consolidated Balance Sheet:
Preferred Equity Investment	$79,355	(1)	$78,427	(1)

(1) Includes principal, accrued interest and loan costs capitalized at time of loan origination.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Equity Investment (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Condensed Statements of Operations Information
Revenues	$16,983	$12,915	$34,107	$12,915
Operating expenses	(6,684)	(4,831)	(13,818)	(4,831)
Interest expense	(4,294)	(3,324)	(8,852)	(3,324)
Real estate taxes	(2,838)	(1,983)	(5,625)	(1,983)
Depreciation and amortization	(2,560)	(1,152)	(4,872)	(1,152)
Other expenses	(1,779)	(927)	(3,080)	(927)

Net income (loss)	$(1,172)	$698	$(2,140)	$698

On the Trust’s Consolidated Statement of Operations
and Comprehensive Income Equity in earnings
of preferred equity investment	$1,490	$1,131	$2,969	$1,131

8.	Newkirk Equity Investment

On November 7, 2005, the Trust acquired 3,125,000 shares of common stock in Newkirk Realty Trust, Inc. (“Newkirk”) at a per share purchase price of $16.00, for a total purchase price of $50,000,000. The executive officers of Newkirk are also the Trust’s executive officers and NKT Advisors LLC (“NKT”), the external advisor of Newkirk, is an entity owned in part and controlled by Michael Ashner and other executive officers of the Trust and of FUR Advisors LLC, the Trust’s external advisor.

In addition, the Trust assigned to Newkirk all rights it held under an Exclusivity Services Agreement with Michael Ashner, its Chief Executive Officer, relating to business opportunities generated by or offered to Mr. Ashner relating to net lease assets, as defined. In consideration for the assignment of these rights, Newkirk issued to the Trust an additional 1,250,000 shares of Newkirk’s common stock (the “Exclusivity Shares”) valued at $16.00 per share for a total consideration of $20,000,000 and a participation in the incentive fee earned and paid to NKT, if any. Both transactions were consummated in connection with the closing of Newkirk’s initial public offering, resulting in the Trust owning approximately 22.58% of Newkirk’s outstanding common shares (6.8% on a fully diluted basis). During the fourth quarter of 2005, Newkirk declared a quarterly cash dividend of $0.27 per share of common stock resulting in the Trust receiving $1,181,000 in January, 2006. During the first quarter of 2006, Newkirk declared a quarterly cash dividend of $0.40 per share of common stock resulting in the Trust receiving $1,750,000 in April, 2006. During the second quarter of 2006, Newkirk declared a quarterly cash dividend of $0.40 per share of common stock resulting in the Trust receiving $1,750,000 in July, 2006.

With respect to the Exclusivity Shares, 625,000 of the 1,250,000 shares were initially subject to forfeiture which amount reduces by 17,361 shares each month, commencing December 2005 through November 2008. At June 30, 2006, 121,527 shares are no longer subject to forfeiture

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Newkirk Equity Investment (Continued)

and 503,473 shares are subject to forfeiture. The 503,473 shares would be forfeited if: (i) the advisory agreement between Newkirk and NKT is terminated by Newkirk for cause; (ii) Michael Ashner dies or becomes disabled, unless the other members of NKT’s senior management then in place remain in their positions; or (iii) Michael Ashner resigns as an officer and director of both Newkirk and NKT. Conversely, all of the forfeiture restrictions will terminate and the Exclusivity Shares subject to forfeiture will fully vest if: (i) Newkirk terminates the advisory agreement with NKT other than for cause; (ii) NKT terminates the advisory agreement following a breach of a material term of the advisory agreement by Newkirk that is not timely cured; or (iii) the advisory agreement between Newkirk and NKT is not renewed for any reason. The Trust has full voting and dividend rights with respect to the restricted shares, which rights will terminate only upon forfeiture with respect to those shares that had not then vested. The shares not subject to forfeiture were valued at $10,000,000 and were recognized in other income when received and the remaining $10,000,000 is recognized ratably over the three year period. At June 30, 2006, $7,833,000 was included in deferred income and $834,000 and $1,667,000 was recognized in other income for the three months and six months ending June 30, 2006.

The Trust’s investment in Newkirk is accounted for on the equity method. See Note 20 for information relating to Newkirk’s merger transaction.

The investment in Newkirk consists of the following:

2006

Balance, beginning of year	$70,304
Equity in income of Newkirk	3,302
Distributions from Newkirk	(2,930)

Balance, June 30, 2006	$70,676

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Newkirk Equity Investment (Continued)

Summary financial information of Newkirk is as follows (in thousands):

	As of June 30, 2006	As of December 31, 2005

Condensed Balance Sheet Information
Real estate investments, net	$1,015,083	$943,992
Cash and cash equivalents	48,605	174,816
Other assets	360,372	226,276

Total Assets	$1,424,060	$1,345,084

Note payable	$578,419	$593,463
Other liabilities	316,540	241,049

Total Liabilities	894,959	834,512

Minority Interests	351,949	334,531
Shareholders’ Equity	177,152	176,041

Total Liabilities, Minority Interests, and Shareholders’ Equity	$1,424,060	$1,345,084

On the Trust’s Consolidated Balance Sheet:
Equity Investment	$70,676	$70,304

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006

Condensed Statements of Operations Information
Revenues	$58,377	$116,090
Equity in earnings of limited partnerships	1,245	1,709
Interest expense	(13,686)	(26,719)
General and administrative	(2,489)	(5,018)
Compensation expense	(833)	(1,667)
Depreciation and amortization	(12,878)	(25,263)
Other expenses	(7,914)	(16,023)
Minority interest	(15,753)	(31,146)
Discontinued operations	1,415	2,661

Net income	$7,484	$14,624

On the Trust’s Consolidated Statement of
Operations and Comprehensive
Income Equity in earnings of equity investment	$1,700	$3,302

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Investment in Joint Venture

On March 31, 2006, Newkirk and the Trust entered into a joint venture to acquire and originate loans secured, directly and indirectly, by real estate assets through 111 Debt Holdings LLC (“111 Debt Holdings”). The joint venture is owned equally by Newkirk and the Trust. The Trust and Newkirk have committed to invest up to $50,000,000 each in the joint venture. In connection with the formation of the joint venture, Newkirk contributed existing loan assets which had been acquired in anticipation of the formation of the joint venture and the Trust contributed $11,374,000, which amount was equal to 50% of the net equity cost in the contributed assets determined by reducing the purchase price for such assets by any principal payments received and debt encumbering such loan assets.

In addition, the joint venture has entered into a $300,000,000 repurchase agreement with Column Financial Inc., a subsidiary of Credit Suisse First Boston, pursuant to which the joint venture expects to leverage up to 75% of the assets held in the joint venture. In May 2006, the joint venture entered into a second repurchase agreement with Bear Stearns International Ltd. enabling the joint venture an additional $200,000,000 in leverage. Accordingly, it is presently contemplated that the joint venture will acquire and originate an aggregate of up to approximately $600,000,000 in loan obligations secured by real estate assets. Upon acquisition and origination of a sufficient level of loan obligations, the joint venture may form one or more collateral debt obligation pools.

The joint venture is governed by an investment committee which consists of two members appointed by each of Newkirk and the Trust with one additional member being appointed by the common management of Newkirk and the Trust. All decisions requiring the consent of the investment committee require the affirmative vote by three of the four members appointed by Newkirk and the Trust. Pursuant to the terms of the joint venture agreement of 111 Debt Holdings, all material actions to be taken by 111 Debt Holdings, including investments in excess of $20,000,000, require the consent of the investment committee of 111 Debt Holdings; provided, however, the consent of both Newkirk and the Trust is required for the merger or consolidation of 111 Debt Holdings, the admission of additional members, the taking of any action that, if taken directly by Newkirk or the Trust, would require consent of the Trust’s Conflicts Committee or Newkirk’s independent directors, the entering into of any agreement with FUR Advisors LLC or the amendment of the joint venture agreement.

The Trust accounts for this investment using the equity method.

The investment in joint venture consists of the following (in thousands):

2006

Balance, beginning of year	$–
Investment in joint venture	32,852
Equity in income of joint venture	749

Balance, June 30, 2006	$33,601

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Investment in Joint Venture (Continued)

The joint venture’s condensed balance sheet as of June 30, 2006 was as follows (in thousands):

June 30, 2006

Condensed Balance Sheet Information
Cash and restricted cash	$4,027
Investment in debt securities	142,279
Other assets	1,475

Total assets	$147,781

Accounts payable and other liabilities	$505
Line of credit payable	79,567
Members’ equity	67,709

Total liabilities and members’ equity	$147,781

On the Trust’s Consolidated Balance Sheet:
Equity investment in joint venture	$33,601

For the Three Months Ended June 30, 2006

Condensed Statement of Operations Information
Revenues	$2,441
Interest expense	(624)
General and administrative	(318)

Net income	$1,499

On the Trust’s Consolidated Statement of Operations
and Comprehensive Income
Equity in earnings from joint venture investment:	$749

The joint venture commenced operations on March 31, 2006.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Repurchase Agreements

Information pertaining to the repurchase agreements entered into in connection with the mortgage-backed securities (see Note 4) as of June 30, 2006 is as follows (dollars in thousands):

				June 30, 2006

	Expiration	Interest Rate as of June 30, 2006		Debt Carrying Value	Collateral Carrying Value (2)

Repurchase agreement with Credit Suisse	July 7, 2006,
Securities LLC as counter-party	renewable monthly	5.12%	(1)	$85,560	$88,522

Repurchase agreement with Credit Suisse	July 7, 2006,
Securities LLC as counter-party	renewable monthly	5.12%		23,911	24,326

				$109,471	$112,848

(1)	As a result of the Trust entering into an interest rate swap agreement with a notional amount guaranteed to equal the balance on this portion of the repurchase agreement, it has effectively fixed the rate at 4.05% through January 2008.

(2)	Collateral Carrying Value represents mortgage-backed securities available for sale of $108,996,000 and restricted cash of $3,852,000.

Since the acquisition of its mortgage backed securities, the Trust has paid $1,660,000 on its repurchase agreements in connection with margin calls.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt

The Trust’s debt is summarized as follows (in thousands):

	Maturity	Spread Over LIBOR/ Prime	Interest Rate as of June 30, 2006	Balance as of June 30, 2006	Balance as of December 31, 2005

Mortgage Loans Payable:

Fixed Interest Rate:

Plantation, FL	March 2010	–	6.45%	$9,606	$10,644
Kroger Properties	November 2010	–	6.71%	8,789	9,613
Jacksonville, FL	July 2011	–	7.50%	–	6,488
Amherst, NY	October 2013	–	5.65%	17,786	17,948
Indianapolis, IN	April 11, 2015	–	5.82%	4,536	4,564
Houston, TX	April 2016	–	6.66%	73,398	74,444
Andover, MA	February 2011	–	6.60%	6,661	–
S. Burlington, VT	February 2011	–	6.60%	2,854	–
Chicago, IL	March 2016	–	5.75%	21,600	–
Lisle, IL	June 2016	–	6.26%	24,600	–

Variable Interest Rate:

Various	November 2007	LIBOR + 1.75% (1)	6.88%	51,022	51,417
Chicago, IL	March 2007	Prime + 0.50%	8.50%	9,500	–
Chicago, IL	March 2007	Prime + 0.50%	8.50%	4,161	–

Total Mortgage Debt				$234,513	$175,118

Loans Payable:

Secured by joint venture participation
in the Toy Building Loan	April 2008	LIBOR + 3.00	8.20%	$30,000	$30,000
Miscellaneous	February 2007	–	750%	14	25

				$30,014	$30,025

Revolving Line of Credit:

$50 Million Revolving Line of Credit	December 2008	LIBOR + 2.25%	(2)	$–	$16,000

(1)	As a result of the Trust entering into an interest rate swap agreement in the notional amount of $40,000,000, the Trust has effectively converted the interest rate from a floating rate to a fixed rate of 8.55% through November, 2007. The remaining principal amount of $11,022,000 remains variable at LIBOR plus 1.75% (which equated to 6.88% at June 30, 2006).

(2)	The line of credit bears interest at LIBOR plus 2.25%. At June 30, 2006, there were no borrowings outstanding under the Line of Credit.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt (Continued)

During March and April 2006, the Trust satisfied the first mortgage notes secured by the Jacksonville, Florida property. In March 2006, the Trust satisfied two first mortgage notes for an aggregate purchase price of approximately $3,414,000 and recognized a $165,000 gain on the early extinguishment of debt. In April 2006, the Trust satisfied the remaining first mortgage note for an aggregate purchase price of approximately $2,500,000 and recognized a gain on the early extinguishment of debt of $249,000.

On June 30, 2006, the Trust modified its existing mortgage loan secured by certain of the Trust’s net lease properties, commonly referred to as the FINOVA portfolio.  As a result of the modification the interest rate has been reduced, the maturity has been extended and the Trust has the ability to draw an additional $22,000,000 to refinance certain other existing first mortgage debt. The loan which had a principal balance outstanding of $51,022,000 at June 30, 2006, was modified to (a) reduce the interest rate from LIBOR plus 4.50% to LIBOR plus 1.75%, (b) extend the maturity to June 30, 2009, subject to two one-year extensions and (c) eliminate the requirement for principal payments equal to 50% of cash flow (as defined) and replaced this requirement with quarterly principal payments of approximately $306,000, beginning April 1, 2007.  In addition, the lender has agreed to advance an additional amount up to $22,000,000 to be used to refinance the Trust’s existing first mortgage debt secured by its properties leased to The Kroger Co. and Bell South Communications, Inc.  An additional draw of approximately $9,331,000 was made in August 2006, and it is expected that the balance will be advanced in September 2006, the dates on which prepayment of the existing first mortgage loans are permitted.  The additional draw will be subject to the same terms as the modified loan and will also require that in 2006 the Trust make additional principal payments equal to what would have been paid under the existing first mortgage debt encumbering these properties.  In connection with the foregoing modifications, the Trust incurred a fee of $730,000 and recognized a loss on the early extinguishment of debt of $525,000.  If the Trust does not make the additional draws by October 31, 2006, the interest rate on the loan will increase to LIBOR plus 2.5% and the Trust will be reimbursed a pro rata portion of the fee incurred by the Trust in connection with the modification.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	Hedge Instruments

The table below presents information about the Trust’s interest rate swaps at June 30, 2006 (dollars in thousands):

Active Period Through	Swap Rate	Notional Amount of Hedged Liability	Cost of Hedge	Estimated Fair Value/Carrying Value	Gross Unrealized Gain For the Six Months Ended June 30, 2006

November 2007	8.55%	$40,000	$–	$1,832	$824

January 2008	4.05%	$85,832	$–	$1,248	318

					$1,142

No hedge ineffectiveness as defined by FAS No. 133 on cash flow hedges was recognized for the three and six months ended June 30, 2006.

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

Series B-1 Preferred Shares

In February 2005 and June 2005, the Trust sold an aggregate of 4,000,000 of its Series B-1 Shares to a number of institutional investors for $100,000,000 in gross proceeds. The Trust incurred a total of $5,822,000 of underwriting, placement agent and legal fees to unaffiliated third parties in connection with this issuance. The Series B-1 Shares entitle the holders to cumulative dividends at a minimum rate of 6.5% and are convertible into Common Shares at a conversion price of $4.50, subject to anti-dilution adjustments. Under the terms of the Series B-1 Shares, on February 28, 2012 the Trust is required to redeem all outstanding Series B-1 Shares at the liquidating preference price of $25.00 per Series B-1 Share. Accordingly, the Trust accounts for the Series B-1 Shares as a liability and the associated issuance costs as deferred financing costs on its consolidated balance sheet. Dividends accrued on the Series B-1 Shares are included in interest expense on the consolidated statement of operations. In addition, the holders of Series B-1 Shares have the right to elect one Trustee to the Board of Trustees of the Trust as long as 910,000 Series B-1 Shares are outstanding.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	Convertible Preferred Shares of Beneficial Interest (Continued)

Series B-1 Preferred Shares (Continued)

On February 2, 2006, a holder of the Series B-1 Shares exercised its right to convert 10,000 of its Series B-1 Shares into Common Shares. In accordance with the terms of the Certificate of Designations for the Series B-1 Shares, on February 14, 2006 the Trust issued 55,556 Common Shares (5.56 Common Shares per Series B-1 Share).

14.	Rights Offering

On March 29, 2006 the Trust distributed non-transferable subscription rights to subscribe for and purchase its Common Shares to holders of record at the close of business on March 22, 2006. Each holder of Common Shares received one basic subscription right for every twelve Common Shares owned, or in the case of Series B-1 Shares, one basic subscription right for every twelve Common Shares issuable upon conversion of such Series B-1 Shares, as of the record date. Each basic subscription right entitled the holder to purchase one Common Share for a subscription price of $5.25 per share. Holders who exercised their rights in full were also entitled to purchase additional Common Shares, subject to availability.

In connection with this offering, certain existing shareholders of the Trust agreed, subject to certain conditions, to purchase all unsubscribed Common Shares at the subscription price. At the April 27, 2006 expiration of this offering, the Trust received basic and oversubscriptions for all 5,220,022 Common Shares. Upon issuance of the shares subscribed for in May 2006, the Trust (i) received net proceeds of $27,122,000 and (ii) has outstanding 45,693,809 Common Shares.

The net proceeds from the rights offering will be used for general corporate purposes which may include the acquisition of additional investments and/or the repayment of outstanding indebtedness.

15.	Discontinued Operations

The tenant at the Trust’s Sherman, Texas property has exercised its purchase option under the lease pursuant to which it was to acquire the property effective May 1, 2005 for a gross price of approximately $2,018,000. However, due to negotiations between the tenant and the ground owner, the tenant has not consummated the purchase and the Trust is unable to anticipate when the sale will occur. The tenant continues to be obligated to make its scheduled rental payments until the sale has closed. If the sale is not consummated during the third quarter of 2006, the Trust will place the property back into continuing operations which would result in an adjustment in depreciation and amortization of approximately $199,000.

The Trust has classified as discontinued operations the income and expenses for the Sherman, Texas property in its consolidated statement of operations and comprehensive income. In addition, the Trust has classified the assets and liabilities related to such property as assets of discontinued operations and liabilities of discontinued operations.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	Discontinued Operations (Continued)

Liabilities of discontinued operations at June 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	2006	2005

Mortgage loan payable	$752	$822
Accounts payable and accrued expenses	836	837

	$1,588	$1,659

The combined results related to discontinued operations for the three and six months ended June 30, 2006 and June 30, 2005 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(Amounts in thousands)	2006	2005	2006	2005

Total revenues	$57	$505	$108	$556
Total expenses	12	18	57	34

Income from discontinued operations	$45	$487	$81	$522

16.	Contingencies

Indemnity to Former Trustee

William Ackman, a former Trustee of the Trust, has made demand on the Trust for indemnification for approximately $1.5 million of expenses incurred by him in his capacity as a Trustee in connection with the litigation matters relating to the aborted merger of the Trust with Gotham Golf Corp., an entity controlled by Mr. Ackman.

The Trust has forwarded this demand to its insurance carrier. Both the Trust’s insurance carrier and the Trust have denied Mr. Ackman’s demand based on the lack of adequate documentation submitted to date and the absence of a release from Mr. Ackman. No reserve for any liability attributable to this matter has been accrued in the financial statements as of June 30, 2006.

Indemnity to Imperial Parking Limited

Revenue Canada has made inquiries of Imperial Parking relating to deductions taken by Imperial Parking at the time it was owned by FUMI. If these deductions are ultimately disallowed, Imperial Parking may make a claim for indemnification for amounts owed to Revenue Canada. Although FUMI is required to indemnify Imperial Parking for certain damages, FUMI might not be required to indemnify Imperial Parking for these particular damages. However, the Trust has established a reserve for possible costs related to this matter.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	Contingencies (Continued)

Condemnation Proceedings

The City of St. Louis has commenced a condemnation proceeding with respect to the Trust’s property in St. Louis, Missouri.  The property, which is currently vacant, is leased to The Kroger Company pursuant to a net lease with a term scheduled to expire October 31, 2010 and annual rent of $233,038.  The City is seeking to take the property as part of an area-wide redevelopment program.  At present the Trust and the tenant are contesting the condemnation.  Pursuant to the terms of the lease with the tenant, the tenant is required to make a revocable offer to purchase the property at a scheduled price at such time, if at all, as a condemnation occurs.  The scheduled price, which decreases over time, is slightly in excess of the existing principal balance due on the loan secured by the property.  It is not possible at this time to determine whether the City will be successful in its efforts to take the property.

17.	Related-Party Transactions

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

FUR Advisors is also entitled to receive (i) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board, and (ii) an incentive fee. At June 30, 2006, Winthrop Management L.P., an affiliate of FUR Advisors, provides property management services at the Trust’s Indianapolis, Indiana property and receives a fee for such services equal to 3% of gross revenues at the property.

The incentive fee entitles FUR Advisors to receive (a) an amount equal to 20% of all distributions paid to holders of Common Shares after December 31, 2003 in excess of the Threshold Amount, hereinafter defined, and in addition, (b) upon the termination of the Advisory Agreement, an amount equal to 20% of the “liquidation value” of the Trust in excess of the Threshold Amount at the termination date. As defined in the Advisory Agreement, the Threshold Amount is equal to (x) $71,300,000, increased by the net issuance price of all Common Shares, with an adjustment for Preferred Shares converted, issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003 plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct damages to the Trust if the Advisory Agreement is terminated by the Trust for cause. At June 30, 2006, the threshold amount was $141,270,000.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	Related-Party Transactions (Continued)

The following table sets forth the fees and reimbursements paid by the Trust for the three and six months ended June 30, 2006 and 2005, respectively to FUR Advisors and Winthrop Management L.P. (in thousands):

	Three Months Ended				Six Months Ended

	2006		2005		2006		2005

Asset Management (1)	$850	(3)	$693	(3)	$1,626	(3)	$1,180	(3)
Loan Servicing Fee (1)	–		20		–		21
Property Management (2)	74		10		86		20
Incentive Fee	–		–		–		–

(1) Payable to FUR Advisors
(2) Payable to Winthrop Management L.P.
(3) Determined using the equity based method

18.	Restatement

Subsequent to the issuance of the Trust’s consolidated financial statements for the quarterly period ended June 30, 2005, management determined that the Trust’s consolidated balance sheet as of June 30, 2005, and its statements of operations and comprehensive income and cash flows for the associated three and six months ended June 30, 2005 should be restated. In the six months ended June 30, 2005, $100,000,000 of Series B-1 Cumulative Convertible Redeemable Preferred Shares were issued and were previously included in Shareholders’ equity but because of a mandatory redemption feature should have been included in total liabilities and the related costs associated with the issuance of the shares in the amount of $5,684,000 should have been included as deferred costs. In addition, the deferred costs should have been amortized, and the dividends accrued on the Series B-1 Shares should have been treated as interest expense.

The effects of the restatement are as follows (in thousands, except per share amounts):

Statements of Operations for the Three and Six Months Ended June 30, 2005:

	As Previously Reported	As Restated	As Previously Reported	As Restated

	For the Three Months Ended June 30, 2005		For the Six Months Ended June 30, 2005

Interest expense	$1,838	$3,516	$3,538	$5,787
Net income	2,071	393	3,544	1,295
Net income (loss) applicable to
Common Shares of Beneficial Interest	60	(123)	507	263
Earnings per share - basic and diluted	0.00	0.00	0.02	0.01

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	Restatement (Continued)

Statement of Cash Flows for the Six Months Ended June 30, 2005:

	As Previously Reported	As Restated

Cash Flows from Operating Activities:

Net income	$3,544	$1,295
Depreciation and amortization	1,398	1,642
Net change in other operating assets and liabilities	(4,326)	(3,290)
Net cash flow provided by operating activities	2,846	1,899

Cash Flows from Financing Activities:

Deferred financing costs	(198)	(5,882)
Issuance of Series B-1 Cumulative
Convertible Redeemable Preferred Shares	94,316	100,000
Net cash flow provided by financing activities	233,111	234,097

19.	Business Segments

The following tables present a summary of revenues from Operating Properties, Loans and Real Estate Securities and expenses incurred by each segment for the three and six months ended June 30, 2006 and June 30, 2005. We include in Corporate Income (Expense) interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Business Segments (in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Operating Properties
Rents and other	$9,572	$4,045	$18,149	$7,907
Loss on early extinguishment of debt	(290)	–	(125)	–
Operating expenses	(988)	(181)	(1,822)	(366)
Real estate taxes	(301)	(20)	(579)	(41)

	7,993	3,844	15,623	7,500

Loans
Interest	3,435	143	6,468	343
Equity earnings in preferred investment	1,490	1,131	2,969	1,131
Equity in earnings of equity investment in joint venture	749	–	749	–

	5,674	1,274	10,186	1,474

Real Estate Securities
Dividends	223	365	411	495
Gain on sale of real estate securities	187	–	7,506	142
Assignment of exclusivity agreement	834	–	1,667	–
Equity earnings (loss) in equity investment	1,700	(2)	3,302	(26)

	2,944	363	12,886	611

Less - Depreciation and Amortization	2,879	983	5,430	1,825

Less - Interest Expense
Operating Properties	3,733	1,838	7,129	3,538
Loans	2,134	–	4,036	–

Corporate Income (Expense)
Interest income	271	609	504	1,317
Interest expense	(2,118)	(1,677)	(4,290)	(2,249)
General and administrative	(1,701)	(1,686)	(3,220)	(2,686)
Gain on sale of real estate held for syndication	–	–	–	169
State and local taxes	(216)	–	(220)	–

Income (loss) from continuing operations before
minority interest	4,115	(94)	14,874	773
Minority interest	(719)	–	(1,351)	–

Income (loss) from continuing operations	3,396	(94)	13,523	773

Income from discontinued operations	45	487	81	522

Net Income	$3,441	$393	$13,604	$1,295

Capital Expenditures
Operating properties	$659	$125	$994	$506

	659	125	994	506

			June 30, 2006	June 30, 2005

Identifiable Assets
Operating Properties			$276,470	$115,938
Loans			301,283	207,287
Real Estate Securities			99,095	29,711
Other			48,175	103,517

Total Assets			$725,023	$456,453

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

20.	Subsequent Events

On July 10, 2006, the Trust increased its revolving line of credit from $50,000,000 to $70,000,000. In connection with this increase, the Trust paid a fee of $200,000.

On July 12, 2006 the Trust’s Board of Trustees approved the establishment of a quarterly dividend of $0.06 per Common Share retroactive to January 1, 2006 and declared the payment for the first two quarters of 2006 ($0.12 per Common Share) on August 7, 2006 to holders of record on July 24, 2006.

On April 6, 2006, the Trust contributed $13,332,562 in exchange for a 30% interest in a limited liability company which in turn indirectly held a 33.14% interest in a partnership that owns an approximately 1,019,000 square foot office building in Chicago, Illinois. In July 2006, the property was sold and the Trust expects to receive a distribution equal to its contribution. The Trust made a $1,500,000 investment in the entity that purchased the property, an unaffiliated third-party.

On July 23, 2006, Lexington Corporate Properties Trust (“Lexington”) and Newkirk announced that they have entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) dated as of July 23, 2006. Pursuant to the Merger Agreement, Newkirk will be merged with and into Lexington (the “Merger”). In connection with the Merger, the Trust entered into a Voting Agreement with Lexington, pursuant to which the Trust agreed to vote the shares of Newkirk held by it in favor of the Merger and any other matter contemplated under the Merger Agreement that could reasonably be expected to facilitate the Merger; provided that the Voting Agreement shall terminate upon the earlier of: the effective date of the Merger, the termination of the Merger Agreement in accordance with its terms, the public withdrawal by the Newkirk Board of its recommendation of the Merger or its public approval of an acquisition proposal other than the Merger.

In addition, the Trust agreed to amend, at the effective time of the Merger, the previously entered into Acquisition Agreement and the Assignment as respects net lease assets of the Trust’s exclusivity agreement with Michael L. Ashner, the Trust’s Chairman and Chief Executive Officer, both as currently in effect between the Trust and Newkirk, to permit the assignment and assumption of Newkirk’s rights and obligations thereunder to and by Lexington. Also, at the effective time of the Merger, all the shares of Newkirk common stock held by the Trust will immediately vest and no longer be subject to forfeiture and the lock-up agreement with respect to such shares, currently in effect until November 2008, will thereupon terminate. Further, upon consummation of the Merger, the Trust will be entitled to offset against the fees payable by the Trust under the advisory agreement with FUR Advisors $4.4 million of the fee to be paid to NKT Advisors due to the termination of its advisory agreement with Newkirk in connection with the Merger.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2005 under “Forward Looking Statements” and “Item 1. Business - Risk Factors.”  For these statements, the Trust claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Trust’s consolidated financial statements for the three and six months ended June 30, 2006.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in the report.

Overview

We are a real estate investment trust (“REIT”) engaged in the business of owning real property and real estate related assets through our direct ownership of real property loans secured by real estate property and acquisitions of equity and debt securities of other REITs. We operate in three strategic business segments: (i) Operating Properties, (ii) Loans and (iii) Real Estate Securities.

Our business objective is to maximize long-term shareholder value through superior total returns on our investments. We measure our success in meeting this objective by a number of factors, including increases in diluted per share net income, cash returns generated by our investments,

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

increases in shareholder equity and total return to our shareholders. In addition, this quarter we determined that funds from operations (“FFO”), while not an ideal measurement given the nature of the Trust’s investments, is also a useful measurement with which to facilitate a comparison of current operating performances among REITs.

During the three and six months ended June 30, 2006 and 2005 our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net income (loss) applicable to Common Shares	$3,441,000	$(123,000)	$13,604,000	$263,000

Net income (loss) per Common Share, basic	$0.08	$0.00	$0.33	$0.01

Net income per Common Share, diluted	$0.08	$0.00	$0.26	$0.01

Funds from Operations per Common Share, diluted			$0.35	$0.10

Net cash flow provided by operating activities			$17,891,000	$1,899,000

At June 30, 2006 and December 31, 2005, total assets and total shareholders’ equity were as follows:

	June 30, 2006	December 31, 2005

Total assets	$725,023,000	$658,848,000

Total shareholders’ equity	$197,605,000	$159,606,000

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

Shareholders equity increased by $37,999,000 to $197,605,000 primarily as the result of the issuance of the common shares and the net income recognized during the six months ended June 30, 2006. Shareholders equity, under generally accepted accounting principles, attributable to the common shares increased from $3.95 per common share at December 31, 2005 (after giving effect to the conversion of the Series A Preferred Shares) to $4.32 per common share at June 30, 2006. In addition, common shareholders received a distribution of $0.11 per common share in January 2006.

We intend to continue to pursue our business objective by basing our investments on our assessment that a potential investment is significantly undervalued on a risk adjusted basis or presents an opportunity to outperform the marketplace. Additionally, we will make investments in assets believed to be underperforming and in which we believe, through an infusion of capital and improved management, an appropriate return on investment can be realized. Consequently, with certain limitations, we will seek opportunities to invest in or acquire most types of real estate assets or securities. As a result of our investment in Newkirk Realty Trust, Inc. (“Newkirk”) as described below, it is unlikely that we will invest directly in net lease or single-tenant properties. However, we will have a significant investment in single-tenant assets through our ownership of shares in Newkirk. Moreover, except as limited by the restrictions placed on us in order to meet our requirements to maintain REIT status, our investment decisions will not be materially affected by the nature of an investment or where that investment falls in an entity’s capital structure. We will acquire entities that own real estate, invest directly in the equity of a real estate asset exclusively or through a venture, acquire preferred equity, mezzanine debt or first mortgage debt of a real estate asset to the extent we believe the ownership of the underlying real estate would be consistent with our investment goals. In general, it is not expected that we will invest in an entity in which we do not own 100% of the equity unless we control or have significant influence on management of the entity or have the means to acquire control of the investment or have a mechanism in place to exit the investment for a price consistent with fair value at a time of our election.

In view of the foregoing, our near-term investment strategy will be to identify and invest in discrete real estate investments consistent with the stated criteria. As appropriate investment opportunities arise, we will aggressively pursue such opportunities independently or through the formation of joint ventures. We intend to fund these investments through one or more of the following: cash reserves, borrowings under our credit facility, property loans or the issuance of debt and/or equity. Toward that end, during 2006 the Trust issued additional equity and increased the amount of its revolving credit facility. For the long-term, as investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities. Accordingly, our Consolidated Statements of Operations and Comprehensive Income include both income from continuing operations and discontinued operations.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

Significant investments, dispositions and financing transactions during the six months ended June 30, 2006 included:

o	acquiring three office properties containing approximately 290,000 square feet;
o	acquiring in a joint venture, two loans secured by first priority liens on 241,000 square feet of commercial space, an indoor parking structure, the underlying land and unsold condominiums at a property commonly referred to as River City in Chicago, Illinois;
o	forming a joint venture with Newkirk as described further below in Management’s Discussion of Liquidity and Capital Resources to acquire and originate loans and create collateral debt obligation pools;
o	selling 1,542,100 shares in Sizeler for an aggregate sale price of approximately $22,176,000;
o	obtaining $70,530,000 in first mortgage indebtedness; and
o	modification of our mortgage debt encumbering certain of our net lease properties commonly referred to as the Finova Portfolio.

Other significant milestones for the six months ended June 30, 2006 included:

o	redeeming our Series A Preferred Shares; and
o	issuing rights to our common and preferred shareholders to subscribe for and purchase up to an aggregate of 5,220,022 of newly-issued Common Shares for a price of $5.25 per Common Share, which was fully subscribed, raising net proceeds in the second quarter of 2006 of approximately $27,122,000.

In addition, on July 12, 2006 the Trust’s Board of Trustees approved the establishment of a quarterly dividend of $0.06 per Common Share retroactive to January 1, 2006.

Critical Accounting Policies and Estimates

A summary of the Trust’s critical accounting policies is included in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2005. There have been no significant changes to those policies during 2006.

Recently Issued Accounting Standards

There have been no new accounting standards or interpretations that have been issued that we have not yet adopted that we believe will have a material impact on our consolidated financial statements upon adoption.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

As discussed earlier, one of the factors used to measure management’s performance is net income. We report our operations by each of our three strategic business segments to provide a measure of our performance in these segments. In addition to our three business segments, we include in our Corporate Activities interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items. (See Business Segments - Note 18 to the financial statements in Item 1.)

Net Earnings

Net income increased by $12,309,000 to $13,604,000 for the six months ended June 30, 2006 from $1,295,000 for the six months ended June 30, 2005. As described in greater detail below, the increase was due primarily to an increase in other income of $14,652,000, which included $7,506,000 in gain from the sale of real estate securities, and an increase in revenues of $15,470,000 as a result of our acquisition activity. These increases were partially offset by an increase in expenses of $16,021,000 and an increase in minority interest expense of $1,351,000.

Results of Operations – Six Months Ended June 30, 2006 Versus June 30, 2005

Operating Properties

Net operating income for the six months ended June 30, 2006 increased to $3,064,000 from $2,137,000 for the six months ended June 30, 2005 primarily as a result of our acquisition of the Andover, Massachusetts property, the Burlington, Vermont property and the two wholly-owned Lisle, Illinois properties. This was partially offset by the results at our Jacksonville, Florida property which was vacated by Winn Dixie in November 2005. This property has been partially re-leased and is 85% leased at June 30, 2006. The operating results from all our other properties remained relatively constant.

o	Rental income increased by $10,242,000 or approximately 129.5% to $18,149,000 for the six months ended June 30, 2006 from $7,907,000 for the six months ended June 30, 2005. This increase was partially offset by a reduction in rental revenue of $474,000 at our property located in Jacksonville, Florida;
o	operating expenses from our properties increased by $1,456,000 or approximately 397.8% to $1,822,000 for the six months ended June 30, 2006 from $366,000 for the six months ended June 30, 2005;
o	real estate tax expense increased by $538,000;
o	interest expense related to our operating properties was $7,129,000 for the six months ended June 30, 2006 compared to $3,538,000 for the six months ended June 30, 2005 due primarily to the new financings obtained in late 2005 and the first quarter 2006; and

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Six Months Ended June 30, 2006 Versus June 30, 2005 (Continued)

Operating Properties (Continued)

o	depreciation and amortization expense increased by $3,605,000 or approximately 197.5% to $5,430,000 for the six months ended June 30, 2006 compared to $1,825,000 for the six months ended June 30, 2005.

Loans

Interest income from our loan investments was $6,468,000 for the six months ended June 30, 2006 compared to $343,000 for the six months ended June 30, 2005. The increase was due primarily to our investment in the Toy Building loan which generated $3,113,000 of interest income during the six months ended June 30, 2006 and our investment in whole pool agency mortgage-backed securities, which generated interest income of $2,634,000 during this same period. Equity in earnings in preferred equity investments increased by $1,838,000 in 2006. The increase was due to our April 2005 origination of 25 second mortgage and mezzanine loans. Additionally, our joint venture investment with Newkirk generated $749,000 of equity income.

Real Estate Securities

During 2005 we significantly increased our investment in real estate securities, most notably by our investment in Newkirk. This investment generated equity earnings of $3,302,000 during the six months ended June 30, 2006. In addition, as a result of our assignment of certain rights with respect to net lease assets under an Exclusivity Services Agreement with Michael Ashner, we recognized other income of $1,667,000 during the six months ended June 30, 2006. Dividends recognized on other real estate securities were $411,000 during the six months ended June 30, 2006 compared to $495,000 for the six months ended June 30, 2005. Also during the six months ended June 30, 2006, we recognized gains aggregating $7,506,000 on the sale of our shares of certain real estate securities, primarily shares of Sizeler stock.

Corporate Activities

Interest income earned on our cash and cash equivalents during the six months ended June 30, 2006 was $504,000 compared to $1,317,000 for the same period during 2005. The decrease was due primarily to less cash invested during the six months ended June 30, 2006.

Interest expense increased by $2,041,000 or 90.8% to $4,290,000 for the six months ended June 30, 2006 from $2,249,000 for the six months ended June 30, 2005. The increase was primarily related to the $1,415,000 increase in interest expense related to the Series B-1 Preferred Shares due to the shares being outstanding six months during 2006 while being outstanding four months during 2005. The additional increase related to interest expense incurred on the Line of Credit borrowing during 2006.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Six Months Ended June 30, 2006 Versus June 30, 2005 (Continued)

Corporate Activities (Continued)

General and administrative expenses increased by $534,000 or approximately 19.9% to $3,220,000 for the six months ended June 30, 2006 from $2,686,000 for the six months ended June 30, 2005. This was primarily due to increases in the advisory fee paid to FUR Advisors of $446,000 as a result of the increase in our outstanding equity and increased legal, auditing and tax preparation fees accrued of $126,000 which were partially offset by a savings in directors and officers insurance expense of $53,000.

State Income Taxes

State income taxes of $220,000 resulted from the Trust anticipating having taxable income for state purposes after the dividends paid deduction and utilization of net operating losses.

Comprehensive Income

Comprehensive income for the six months ended June 30, 2006 was comprised of $3,747,000 of gain recognized during the six months ended June 30, 2006 due to the sale of real estate securities available for sale and consequently included in net income as well as unrealized loss of $372,000 on our mortgage backed securities held for sale and unrealized gain on our interest rate swap and cap agreements of $1,142,000.

Comprehensive income reported for the six months ended June 30, 2005, was comprised of an unrealized gain of $2,197,000 on our real estate securities available for sale. This amount was increased by an unrealized gain on our interest rate swap and cap agreements of $250,000.

Results of Operations – Three Months Ended June 30, 2006 Versus June 30, 2005

Operating Properties

Net operating income for the three months ended June 30, 2006 increased primarily as a result of our acquisition of the Andover, Massachusetts property, the Burlington, Vermont property and the two wholly-owned Lisle, Illinois properties. This was partially offset by the results at our Jacksonville, Florida property which was vacated by Winn Dixie in November 2005. This property has been partially re-leased and is 85% leased at June 30, 2006. The operating results from all our other properties remained relatively constant.

o	Rental income increased by $5,527,000 or approximately 136.6% to $9,572,000 for the three months ended June 30, 2006 from $4,045,000 for the three months ended June 30, 2005. This increase was partially offset by a reduction in rental revenue of $185,000 at our property located in Jacksonville, Florida;

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Three Months Ended June 30, 2006 Versus June 30, 2005 (Continued)

Operating Properties (Continued)

o	operating expenses from our properties increased by $807,000 or approximately 445.8% to $988,000 for the three months ended June 30, 2006 from $181,000 for the three months ended June 30, 2005;
o	real estate tax expense increased by $281,000;
o	interest expense related to our operating properties was $3,733,000 for the three months ended June 30, 2006 compared to $1,838,000 for the six months ended June 30, 2005 due primarily to the new financings obtained in late 2005 and during 2006; and
o	depreciation and amortization expense increased by $1,896,000 or approximately 185% to $2,879,000 for the three months ended June 30, 2006 compared to $983,000 for the three months ended June 30, 2005.

Loans

Interest income from our loan investments was $3,435,000 for the three months ended June 30, 2006 compared to $143,000 for the three months ended June 30, 2005. The increase was due primarily to our investment in the Toy Building which generated $1,595,000 of interest income during the three months ended June 30, 2006 and our investment in whole pool agency mortgage-backed securities, which generated interest income in 2006 of $1,295,000. Equity in earnings in preferred equity investments increased by $359,000 in 2006. The increase was due to our April 2005 origination of 25 second mortgage and mezzanine loans. Additionally, our joint venture investment with Newkirk generated $749,000 of equity income.

Real Estate Securities

During 2005 we significantly increased our investment in real estate securities, most notably by our investment in Newkirk. This investment generated equity earnings of $1,700,000 during the three months ended June 30, 2006. In addition, as a result of our assignment of certain rights with respect to net lease assets under an Exclusivity Services Agreement with Michael Ashner, we recognized other income of $834,000. Dividends recognized on other real estate securities were $223,000 during the three months ended June 30, 2006 compared to $365,000 for the three months ended June 30, 2005. Also during the three months ended June 30, 2006, we recognized gains aggregating $187,000 on the sale of our shares of certain real estate securities, primarily shares of Sizeler stock.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Three Months Ended June 30, 2006 Versus June 30, 2005 (Continued)

Corporate Activities

Interest income earned on our cash and cash equivalents during the three months ended June 30, 2006 was $271,000 compared to $609,000 for the same period during 2005. The decrease was due primarily to less cash invested during the second quarter of 2006.

Interest expense increased by $441,000 or 26.3% to $2,118,000 for the three months ended June 30, 2006 from $1,677,000 for the three months ended June 30, 2005. The increase was primarily related to the $152,000 increase in interest expense due to the issuance on an additional 360,000 Series B-1 Preferred Shares in June 2005. The additional increase related to interest expense incurred on the Line of Credit borrowing during 2006.

General and administrative expenses increased by $15,000 or approximately 0.8% to $1,701,000 for the three months ended June 30, 2006 from $1,686,000 for the three months ended June 30, 2005. This was primarily due to an increase in the advisory fee paid to FUR Advisors of $157,000 due to an increase in our outstanding equity which was partially offset by a decrease in auditing and tax preparation fees accrued of $152,000.

Comprehensive Income

Comprehensive income for the three months ended June 30, 2006 was comprised of unrealized gain of $392,000 on our real estate securities available for sale and unrealized gain on our interest rate swap and cap agreements of $436,000. However, other comprehensive income was reduced by $373,000 of loss during the three months ended June 30, 2006 related to our mortgage backed securities held for sale.

Comprehensive income reported for the three months ended June 30, 2005 was comprised of an unrealized gain of $2,222,000 on our real estate securities available for sale. This was partially offset by an unrealized loss on our interest rate swap and cap agreements of $756,000.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends on our preferred and Common Shares and other general business needs. We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. Contractual commitments have increased by $70,530,000 in mortgage loans payable since December 31, 2005. In addition, we anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for our investment activities. Moreover, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income.

Our primary sources of funds for liquidity consist of:

o	cash and cash equivalents;
o	operating cash flow derived primarily from rental income received from our Operating Properties;
o	debt service received from Loans held;
o	dividends received from our ownership of Real Estate Securities; and
o	borrowings under our credit facility.

We had cash and cash equivalents of $27,443,000 at June 30, 2006. In addition, we had $70,000,000 available under our KeyBank facility. During the second quarter of 2006, we also raised funds through the issuance of equity and debt financings. In the future, we may raise additional funds through other debt financings and/or equity offerings.

At June 30, 2006, there was an effective registration statement under which the Trust can offer an aggregate of approximately $330,000,000 equity or debt securities. In addition, our UPREIT structure also enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. Although to date we have not issued limited partnership interests in a transaction, we believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends and distributions.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $8,425,000 during the six months ended June 30, 2006. The increase resulted from $17,891,000 of cash provided by operating activities and $52,806,000 of cash generated by our financing activities, which was partially offset by $62,272,000 of cash used in our investing activities.

The significant components of the cash we used for our investing activities during the six months ended June 30, 2006 were as follows: (i) $32,852,000 for our investment in our joint venture, 111 Debt Holdings LLC which was used to fund acquisitions described below in the section entitled Equity Investment in Joint Venture, with Newkirk; (ii) $19,819,000 for the acquisition and origination of loans; (iii) $36,840,000 for building acquisitions and capital improvements to our existing operating properties; (iv) $2,262,000 for purchases of various real estate securities; (v) $1,899,000 for distributions to minority interests; (vi) increase in restricted cash of $7,195,000; (vii) $1,484,000 for investment in preferred equity; and (viii) $13,357,000 for investment in a limited partnership.

Cash provided by investing activities consisted primarily of $16,680,000 of proceeds received from prepayment on our whole pool mortgage-backed securities available for sale and $25,260,000 of proceeds from the sale of real estate securities. The balance of the increase in cash from investing activities related to the collection of loans receivable of $7,743,000 and contributions from minority partners of $3,193,000.

Cash provided by financing activities was the result of several transactions including (i) $70,530,000 of mortgage loan proceeds; (ii) $45,000,000 of proceeds from our revolving line of credit with KeyBank; and (iii) $27,122,000 of proceeds from the issuance of Common Shares.

During the six months ended June 30, 2006, we used cash primarily for financing activities as follows: (i) $516,000 of dividend payments on our Series A Shares; (ii) $3,914,000 of dividend payments on our Common Shares; (iii) $12,245,000 of repayment of borrowings under repurchase agreements; (iv) $10,722,000 of mortgage loan repayments; and (v) repayments of borrowings under our revolving line of credit of $61,000,000.

Cash provided by operating activities of $17,891,000 was comprised of (i) net income of $13,604,000; (ii) net decrease due to adjustments for non-cash items of $699,000 and (iii) a net increase due to changes in operating assets and liabilities of $4,986,000. The adjustments for non-cash items were primarily comprised of decreases due to (i) net gains on sale of securities available for sale of $7,506,000; (ii) decrease in deferred income relating to the assignment of the Exclusivity Agreement of $1,667,000; (iii) equity in earnings in excess of distributions of preferred equity investment, equity investment and joint venture of $5,000, $372,000, and $749,000 respectively; and (iv) bad debt recovery of $16,000 and increases due to

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Cash Flows (Continued)

(i) depreciation and amortization of $6,355,000; (ii) the effect of straight-lining of rental income of $1,798,000; (iii) minority interest expense of $1,351,000; and (iv) loss on the early extinguishment of debt of $125,000. See our discussion of our results of operations above for additional details on our operations.

Equity Investment in Joint Venture

During the quarter ended June 30, 2006, we contributed $21,477,000 to the joint venture for the following acquisitions:

B-Notes:

o	a $13,000,000 junior participation in a B Note secured by a 638,363 square foot Class A office building in downtown Atlanta for a purchase price of $10,473,000. The B Note has an interest rate of 6.09% and an expected yield of 12.43%.

o	a $4,500,000 participation in a B Note secured by an office portfolio known as Boston Wharf Properties containing a total of 438,522 square feet located in Boston, MA. The two-year loan bears an interest rate of LIBOR plus 2.25% and is subject to three, one-year extensions.

Mezzanine Loans:

o	a $1,500,000 mezzanine loan secured by the ownership interests in entities owning fee title to a 130,000 square foot industrial facility that is net leased to Rockwell Automation. The loan bears an interest rate of 12% and matures in 10 years.

o	a $10,000,000 participation in a mezzanine loan secured by the ownership interests in entities owning fee title to One Madison Avenue, a 1,100,000 square foot office building located in New York City and 95% leased to Credit Suisse. The loan was purchased for $8,469,000 and has an expected unleveraged yield to maturity of 7.58%.

o	a $20,000,000 mezzanine loan secured by the ownership interests in entities owning fee title to One Pepsi Way, a 539,692 square foot Class A office building situated on 206 acres in Westchester County, NY. The two-year loan bears an interest rate of LIBOR plus 4.25% and is subject to three, one-year extensions.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Remics/Bonds:

o	a $3,000,000 BB rated bond, BALL 2003-BBA2 Class L for a price of $2,984,000.

o	a $13,000,000 BB rated bond, BSCMS 2004-BA5A Class K for a price of $12,870,000.

o	three BBB-rated CMBS bonds: (i) BALL 2004-BBA4 $7,000,000 Class K for a price of $7,061,000; (ii) COMM 20005 FL11 $15,700,000 Class L for a price of $15,432,000; and (iii) BSCMS 2006-BBA7 $4,785,000 Class K for a price of $4,784,000.

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

In March 2006 we declared a dividend of $1,621,000 ($0.40625 per share) on our Series B-1 Shares which was paid on April 28, 2006.

In June 2006 we declared a dividend of $1,621,000 ($0.40625 per share) on our Series B-1 Shares which was paid on July 31, 2006.

All dividends accrued on the Series B-1 Shares are treated as interest expense.

In July 2006 we declared a dividend of $5,483,000 ($0.12 per share) on our Common Shares which was paid on August 7, 2006 to holders of record as of July 24, 2006. In connection with this dividend, pursuant to the terms of our Series B-1 Shares, $1,621,000 was set aside to fund the third quarter dividend payable on the Series B-1 Shares.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds From Operations

We compute funds from operations (“FFO”) as shown in the calculation below. Funds from operations is a non-GAAP financial measure which represents "funds from operations" as defined by NAREIT. NAREIT defines funds from operations as net income, computed in accordance with generally accepted accounting principles or GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We consider FFO a useful additional measure of performance because it can also facilitate a comparison of current operating performance among REITs. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income or cash flow from operating activities as a measure of financial performance or liquidity.

The following presents a reconciliation of our income from operations to our funds from operations for the six months ended June 30, 2006 and June 30, 2005 (in thousands):

	For the Six Months Ended
	June 30, 2006	June 30 2005

Net income	$13,604	$1,295
Real estate depreciation	2,869	1,285
Amortization of capitalized leasing costs	2,374	490
Real estate depreciation of unconsolidated interests	1,951	111
Less: Minority interest share of depreciation and amortization	(1,453)	–
Interest expense on the Series B-1 Shares	3,244	2,005

Funds from operations	$22,589	$5,186

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds From Operations (Continued)

	For the Six Months Ended June 30,

	2006	2005

Basic weighted-average Common Shares	41,173	31,799
Convertible Preferred Shares	23,169	18,689
Stock options	60	44

Diluted weighted-average Common Shares	64,402	50,532

Funds from operations per share - diluted	$0.35	$0.10

Funds from operations includes funds from continuing operations of $22,508,000 and $4,664,000 for the six months ended June 30, 2006 and 2005, respectively and funds from operations of discontinued operations of $81,000 and $522,000 for the six months ended June 30, 2006 and 2005, respectively.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on our cash flow and earnings. Among our liabilities are both fixed and variable rate debt. In an attempt to mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we entered into the following agreements: (i) an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at June 30, 2006 of $51,022,000, from a floating rate equal to LIBOR plus 4.5% to a fixed rate of 8.55% and (ii) an interest rate swap with a balance guaranty on our Repurchase Agreement, which bears interest at LIBOR minus 0.003%, effectively fixing our rate at 4.045% on that financing. The notional amount of the balance guaranty swap was $85,560,000 at June 30, 2006.

The fair value of the Trust’s fixed rate debt approximates its carrying value at June 30, 2006.

The following table shows what the annual effect of an increase in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate loans at June 30, 2006.

	Change in LIBOR

	1%	2%	3%

Additional interest expense	$786,000	$1,572,000	$2,357,000

In addition, certain of our equity investments have similar exposure to fluctuations in market interest rates.

Market Value Risk

Our whole pool agency mortgage-backed securities are reflected at their estimated fair value of $108,996,000 at June 30, 2006 with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Prepayment Risk

As we receive prepayments of principal on the whole pool agency mortgage-backed securities, premiums paid on such securities are amortized against interest income using the effective yield method through the expected maturity dates of the securities. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the securities. The amount subject to prepayment risk at June 30, 2006 was the unamortized premium of $750,000.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006. However, as of the date hereof, management believes that as a result of the remedial actions described herein, we have remediated the material weakness in internal control over financial reporting, and that as of the date hereof, our disclosure controls and procedures are effective. In connection with the preparation of this Form 10-Q we have involved additional personnel in the review of accounting treatment for new transactions and in the preparation of the consolidated financial statements and believe as of the date hereof, we have remediated this weakness.

Other Matters

There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: August 14, 2006	By:	/s/ Michael L. Ashner

Michael L. Ashner Chief Executive Officer

Date: August 14, 2006	By:	/s/ Thomas C. Staples

Thomas C. Staples Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Bylaws of the Trust as restated on November 8, 2005.	(m)

3.2	Amended and Restated Declaration of Trust as of December 15, 2005.	(p)

4.1	Form of certificate for Shares of Beneficial Interest.	(b)

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust.	(a)

4.3	Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005.	(g)

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest.	(l)

10.1	1999 Trustee Share Option Plan.	(c)

10.2	1999 Long Term Incentive Performance Plan.	(c)

10.3	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002.	(d)

10.4	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase Agreement"), including Annex A thereto, being the list of Conditions to the Offer.	(e)

10.5	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust and FUR Advisors LLC.	(m)

10.6	Amendment No. 1 to Amended and Restated Advisory Agreement dated May 17, 2006, between the Trust and FUR Advisors LLC.	*

10.7	Exclusivity Services Agreement between the Trust and Michael L. Ashner.	(e)

10.8	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005.	(m)

10.9	Covenant Agreement between the Trust and FUR Investors, LLC.	(e)

10.10	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger.	(f)

10.11	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger.	*

10.12	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association.	(f)

10.13	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association.	(f)

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

10.14	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

10.15	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

10.16	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P.	(h)

10.17	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation.	(i)

10.18	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(j)

10.19	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(l)

10.20	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(l)

10.21	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(l)

10.22	Loan Agreement, dated May 25, 2005, between FT-Amherst Property LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender.	(k)

10.23	Promissory Note, dated May 25, 2005, in the original principal amount of $18,000,000 from FT-Amherst Property LLC to Greenwich Capital Financial Products, Inc.	(k)

10.24	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”).	(m)

10.25	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado.	(m)

10.26	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(m)

10.27	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(m)

10.28	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(m)

10.29	Lock-Up Agreement, dated November 7, 2005, executed by the Trust.	(m)

10.30	Ownership Limit Waiver Agreement dated November 7, 2005, between the Trust and Newkirk Realty Trust, Inc.	(m)

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

10.31	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership.	(m)

10.32	Undertaking, dated November 7, 2005, by FUR Holdings LLC and FUR Advisors LLC for the benefit of the Trust.	(m)

10.33	Participation and Servicing Agreement, dated December 8, 2005, between Arbor Realty Funding LLC and FT-Toy LLC.	(n)

10.34	Loan Agreement, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC.	(n)

10.35	Promissory Note, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC	(n)

10.36	Pledge Agreement, dated December 7, 2005, from FT-Toy LLC to the Arbor Realty Funding LLC.	(n)

10.37	Guaranty from Winthrop Realty Trust in favor of the Arbor Realty Funding LLC.	(n)

10.38	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association.	(o)

10.39	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association.	(o)

10.40	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC.	(q)

10.41	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(q)

10.42	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC.	(r)

10.43	Voting Agreement between Winthrop Realty Trust and Lexington Corporate Properties Trust dated July 23, 2006.	(s)

10.44	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006.	(s)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith

(a)	Incorporated by reference to the Trust’s 1998 Form 10-K
(b)	Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33
(c)	Incorporated by reference to the Trust’s 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(d)	Incorporated by reference to the Trust’s 2002 Form 10-K

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2006

(e)	Incorporated by reference to the Trust’s Form 8-K dated November 26, 2003
(f)	Incorporated by reference to the Trust’s Form 8-K dated November 18, 2004
(g)	Incorporated by reference to the Trust’s Form 8-K dated January 1, 2004
(h)	Incorporated by reference to the Trust’s Form 8-K dated March 18, 2005
(i)	Incorporated by reference to the Trust’s Form 8-K dated February 17, 2005
(j)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2005
(k)	Incorporated by reference to the Trust’s Form 8-K dated May 27, 2005
(l)	Incorporated by reference to the Trust’s Form 8-K dated June 21, 2005
(m)	Incorporated by reference to the Trust’s Form 8-K dated November 10, 2005
(n)	Incorporated by reference to the Trust’s Form 8-K dated December 12, 2005
(o)	Incorporated by reference to the Trust’s Form 8-K dated December 21, 2005
(p)	Incorporated by reference to the Trust’s 2005 Form 10-K
(q)	Incorporated by reference to the Trust’s Form 8-K dated April 4, 2006
(r)	Incorporated by reference to the Trust’s Form 8-K dated May 30, 2006
(s)	Incorporated by reference to the Trust’s Form 8-K dated July 25, 2006