Form 10-K/A
period 2005-12-31
Winthrop Realty Trust
filed 2006-08-23
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY PARAGRAPH

This Form 10-K Amendment 3 is being filed solely for the purpose of changing the date from March 31, 2005 to December 31, 2005 in the fifth paragraph of the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP. This Form 10-K Amendment 3 has not been updated for events or information subsequent to the date of filing of the original Form 10-K except as provided in the Trust’s Form 10-K/A Amendment 2 filed with the Securities and Exchange Commission August 14, 2006. Accordingly, this Form 10-K Amendment 3 should be read in conjunction with the Trust’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

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

In our report dated March 14, 2006, we expressed an unqualified opinion on management’s assessment that the Trust maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Trust subsequently identified material misstatements in its 2005 annual financial statements and 2005 interim financial statements, which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005 expressed herein is different from that expressed in our previous report.

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

In the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 17, 2006, management concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2005. Subsequent to the issuance of the original Form 10-K, management identified a material weakness in the operation of our control relating to the process for the review of the accounting treatment of the classification of its Series B-1 Redeemable Preferred Shares of Beneficial Interest in our consolidated and combined financial statements for the year ended December 31, 2005. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Trust’s internal control over financial reporting was not effective as of December 31, 2005. However, as of the date hereof, management believes that as a result of the remedial actions described herein, we have remediated the material weakness in internal control over financial reporting, and that as of the date hereof, our disclosure controls and procedures are effective. Subsequent to the filing of the original Form 10-K and in connection with the preparation of this Form 10-K Amendment 3 we have involved additional personnel in the review of accounting treatment for new transactions and in the preparation of the consolidated financial statements and believe as of the date hereof, we have remediated this weakness.

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

WINTHROP REALTY TRUST

Dated: August 22, 2006	By:	/s/ Michael L. Ashner

Michael L. Ashner
Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Winthrop Realty Trust (formerly known as First Union Real
Estate Equity and Mortgage Investments and First Union Management, Inc.):

Under date of March 4, 2004, except for the effects of the discontinued operations described in notes 2, 18 and 24 which are as of March 16, 2005, we reported on the combined statements of operations and comprehensive income, shareholders’ equity, and cash flows of Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments and First Union Management, Inc.) (the “Company”) for the year ended December 31, 2003, which is included in the Annual Report on Form 10-K. In connection with our audit of the aforementioned combined financial statements, we also audited the related financial statement schedule for the year ended December 31, 2003 listed under Item 15(a)(2) on page 104. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

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