Form 10-Q/A
period 2006-03-31
Winthrop Realty Trust
filed 2006-08-23
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

WINTHROP REALTY TRUST
FORM 10-Q/A – MARCH 31, 2006

EXPLANATORY PARAGRAPH

This Form 10-Q/A is being filed for the purpose of restating the Trust’s consolidated balance sheet at March 31, 2006 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the three months ended March 31, 2006 to correct for Series B-1 Cumulative Convertible Redeemable Preferred Shares that were issued in February 2005 and June 2005 and were previously included in shareholders’ equity but because of a mandatory redemption feature should have been included in total liabilities and the related costs associated with the issuance of the shares should have been included as deferred costs. Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations and Item 4 - Controls and Procedures included in this Form 10-Q/A. See Note 18 in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Trust’s filings made with the SEC subsequent to the filing of the original Form 10-Q.

Item 1. Financial Information

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
(Unaudited)

	March 31, 2006 (as restated - see note 18)	December 31, 2005

ASSETS

Investments in real estate, at cost
Land	$19,546	$12,595
Buildings and improvements	229,255	203,323

	248,801	215,918
Less - Accumulated depreciation	(10,654)	(9,267)

Investments in real estate, net	238,147	206,651
Cash and cash equivalents	22,895	19,018
Restricted cash	2,615	626
Mortgage-backed securities available for sale pledged under repurchase agreements	120,391	126,163
Loans receivable	82,611	67,504
Accounts receivable and prepayments, net of allowance of $10 and $23, respectively	7,169	9,094
Real estate securities available for sale	14,629	34,300
Preferred equity investment	79,919	78,427
Equity investment	70,725	70,304
Equity investment in joint venture	11,374	–
Lease intangibles, net	38,795	36,735
Deferred financing costs, net of accumulated amortization	6,593	6,698
Assets of discontinued operations	1,382	1,382
Other assets	2,644	1,946

TOTAL ASSETS	$699,889	$658,848

LIABILITIES

Repurchase agreements	$116,237	$121,716
Mortgage loans payable	214,862	175,118
Series B-1 Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference, 4,000,000 shares authorized, 3,990,000 and 4,000,000 outstanding at
March 31, 2006 and December 31, 2005, respectively	99,750	100,000
Loan payable	30,020	30,025
Revolving line of credit	18,625	16,000
Accounts payable and accrued liabilities	8,541	8,698
Dividends payable	–	4,430
Below market lease intangibles, net	4,978	4,569
Deferred income	8,667	9,500
Liabilities of discontinued operations	1,624	1,659

TOTAL LIABILITIES	503,304	471,715

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	29,998	27,527

SHAREHOLDERS’ EQUITY

Series A Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference, 2,300,000 shares authorized, 0 and 983,082 outstanding at March 31, 2006 and
December 31, 2005, respectively	–	23,131
Common Shares of Beneficial Interest, $1 par, unlimited authorized,
40,473,787 and 35,581,479 outstanding at March 31, 2006 and
December 31, 2005, respectively	40,474	35,581
Additional paid-in capital	239,874	221,386
Accumulated other comprehensive income	3,483	6,915
Accumulated distributions in excess of net income	(117,244)	(127,407)

Total Shareholders' Equity	166,587	159,606

TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY	$699,889	$658,848

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)
(as restated - see note 18)

	For the Three Months Ended March 31,

	2006	2005

Revenues
Rents	$8,577	$3,862
Interest and dividends	3,454	1,037

	12,031	4,899

Expenses
Property operating	954	185
Real estate taxes	158	21
Depreciation and amortization	2,551	842
Interest	7,470	2,271
General and administrative	1,519	1,000
State and local taxes	4	–

	12,656	4,319

Other income
Assignment of exclusivity agreement	833	–
Equity in earnings of preferred equity investment	1,479	–
Equity in earnings (loss) of equity investment	1,602	(24)
Gain on sale of real estate securities available for sale	7,319	142
Gain on sale of real estate held for syndication	–	169
Gain on early extinguishment of debt	151	–

	11,384	287

Income from continuing operations before minority interest	10,759	867
Minority interest	632	–

Income from continuing operations	10,127	867
Discontinued operations:
Income from discontinued operations	36	34

Net income	10,163	901
Series A Preferred dividend	–	(516)

Net income applicable to Common Shares of Beneficial Interest	$10,163	$385

Comprehensive income
Net income	$10,163	$901
Change in unrealized gain on real estate securities available for sale	(4,139)	(25)
Change in unrealized loss on mortgage-backed securities available for sale	1	–
Change in unrealized gain on interest rate derivative	706	1,006

Comprehensive income	$6,731	$1,882

Per common share data - Basic:
Income from continuing operations	$0.26	$0.01
Income from discontinued operations	0.00	0.00

Net income	$0.26	$0.01

Per common share data - Diluted:
Income from continuing operations	$0.19	$0.01
Income from discontinued operations	0.00	0.00

Net income	$0.19	$0.01

Basic Weighted-Average Common Shares	38,458	31,537

Diluted Weighted-Average Common Shares	62,699	31,583

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10Q/A - MARCH 31, 2006

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands, except per share amounts)
(as restated - see note 18)

	Series A Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2005	983	$23,131	35,581	$35,581	$221,386	$6,915	$(127,407)	$159,606
Net income	–	–	–	–	–	–	10,163	10,163

Change in unrealized gain on real estate
securities available for sale, net of
reclassification adjustment for amounts
included in net income	–	–	–	–	–	(4,139)	–	(4,139)

Change in unrealized loss on
mortgage-backed securities held for sale	–	–	–	–	–	1	–	1

Change in unrealized gain on interest rate
derivatives	–	–	–	–	–	706	–	706

Redemption of Series A-1 preferred
shares for common shares	(983)	(23,131)	4,837	4,837	18,294	–	–	–

Conversion of Series B-1 preferred
shares to common shares	–	–	56	56	194	–	–	250

Balance, March 31, 2006	–	$–	40,474	$40,474	$239,874	$3,483	(117,244)	$166,587

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(as restated - see note 18)

	For the Three Months Ended March 31,

	2006	2005

Cash flows from operating activities
Net income	$10,163	$901
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization (including amortization of deferred financing costs)	1,793	785
Amortization of lease intangibles	1,215	307
Straight-lining of rental income	890	1,027
Equity in undistributed earnings of preferred equity investment in excess of distributions from earnings	(332)	–
Equity in undistributed earnings of equity investment in excess of distributions from earnings	(421)	–
Minority interest	632	–
Gain on sale of real estate held for syndication	–	(169)
Gain on sale of real estate securities available for sale	(7,319)	(142)
Gain on early extinguishment of debt	(151)	–
Decrease in deferred income	(833)	(7)
Bad debt recovery	(13)	–
Net changes in other operating assets and liabilities	1,332	(5,569)

Net cash provided by (used in) operating activities	6,956	(2,867)

Cash flows from investing activities
Investments in real estate	(35,749)	(381)
Proceeds from disposition of real estate held for syndication	–	5,802
Contributions by minority interests	3,074	–
Distributions to minority interest	(1,235)	–
Proceeds from mortgage-backed securities available for sale	5,718	–
Investment in equity investment in joint venture	(11,374)	–
Investment in preferred equity investment	(1,160)	–
Purchase of real estate securities available for sale	(1,211)	(8,210)
Proceeds from sale of real estate securities available for sale	24,062	549
Increase in restricted cash	(1,989)	(81)
Issuance and acquisition of loans receivable	(19,088)	–
Collection of loans receivable	3,513	3,008

Net cash (used in) provided by investing activities	(35,439)	687

(Continued)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(as restated - see note 18)

(Continued)

	For the Three Months Ended March 31,

	2006	2005

Cash flows from financing activities
Repayment of borrowings under repurchase agreements	$(5,479)	$–
Proceeds from mortgage loans payable	45,929	4,600
Payments of loans payable	(5)	(5)
Proceeds from revolving line of credit	45,000	–
Payment of revolving line of credit	(42,375)	–
Deferred financing costs	(260)	(5,278)
Principal payments of mortgage loans payable	(6,020)	(2,085)
Issuance of Common Shares	–	3,977
Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares	–	91,000
Dividends paid on Series A Preferred Shares	(516)	(516)
Dividends paid on Common Shares	(3,914)	–

Net cash provided by financing activities	32,360	91,693

Net increase in cash and cash equivalents	3,877	89,513
Cash and cash equivalents at beginning of period	19,018	82,559

Cash and cash equivalents at end of period	$22,895	$172,072

Supplemental Disclosure of Cash Flow Information

Interest paid	$7,271	$2,043

State and local income taxes paid	$190	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on Preferred Shares	$–	$516
Loans to Limited Partners of 5400 Westheimer	–	(1,338)
Liabilities of real estate held for syndication assumed in acquisition	–	(76,762)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Trust’s Annual Report on Form 10-K/A for the year ended Dec ember 31, 2005 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

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

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

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

	Three Months Ended March 31,

	2006	2005

Basic
Income from continuing operations	$10,127	$867
Series A preferred dividend	–	(516)

Income from continuing operations, net of preferred dividend	10,127	351
Income from discontinued operations	36	34

Net income applicable to Common Shares	$10,163	$385

Basic weighted-average Common Shares	38,458	31,537

Income from continuing operations, net of preferred dividend	$0.26	$0.01
Income from discontinued operations	0.00	0.00

Net income per Common Share - Basic	$0.26	$0.01

	Three Months Ended March 31,

	2006	2005

Diluted
Income from continuing operations	$10,127	$867
Preferred dividend – Series A	–	(516)
Interest expense – Series B	1,624	–

Income from continuing operations	11,751	351
Income from discontinued operations	36	34

Net income applicable to Common Shares	$11,787	$385

Basic weighted-average Common Shares	38,458	31,537
Convertible preferred shares	24,182	–
Stock options	59	46

Diluted weighted-average Common Shares	62,699	31,583

Income from continuing operations	$0.19	$0.01
Income from discontinued operations	0.00	0.00

Net income per Common Share – Diluted	$0.19	$0.01

The Trust’s Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series A Shares”) and Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Shares”), representing 12,026,886 common shares in the aggregate, are antidilutive for the three months ended March 31, 2005 and, accordingly, are not included in the weighted average shares outstanding for the diluted earnings per share. The Series A Shares, which were redeemed for the Trust’s common shares of beneficial interest (“Common Shares”) on February 7, 2006, and Series B-1 Shares were dilutive for the three months ended March 31, 2006.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

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

The Trust has evaluated its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Trust determining that certain of its loans, preferred equity investments and other investments were potentially variable interests in VIEs. For each of these investments, the Trust has evaluated (1) the sufficiency of the applicable entity’s equity investments at fair value at risk to absorb losses, (2) whether as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and whether their obligations are protected directly or indirectly, (c) the right to receive the expected residual return of the entity without a cap on the return, (3) whether the voting rights of these investors are not pro portional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) whether substantially all of the entity’s activities do involve or are conducted on behalf of an investor that has disproportionately few voting rights. As of March 31, 2006, the Trust has identified the loan acquired by WRT Marc RC LLC (see Note 5) to be avariable interest in a VIE. The Trust has determined that it is not the primary beneficiary, therefore the Trust accounts for this investment as a loan receivable. The Trust’s maximum exposure to loss related to this VIE is limited to the amount of its investment.

Recently Issued Accounting Standards

There have been no new accounting standards or interpretations that have been issued that the Trust has not yet adopted that the Trust believes will have a material impact on our consolidated financial statements upon adoption.

3.	Real Estate Acquisitions, Dispositions and Financings

Acquisitions

On February 16, 2006, the Trust acquired from an unaffiliated third party three office buildings located at 550-650, 701 and 1050 Warrenville Road, Lisle, Illinois, a Chicago suburb. The gross purchase price for the 550-650 and 701 properties (the "Wholly-Owned Properties") was $31,750,000 and the purchase price for the 1050 property was $3,500,000, which was acquired in a joint venture owned 60% by the Trust and 40% by an entity, the owners of which (the “Marc Principals”) are also owners of the entities to which the Trust has made mezzanine and second mortgage loans. The three properties contain an aggregate of approximately 290,000 square feet of office space. The Wholly-Owned Properties, which contain approximately 236,000 square feet, are 97% occupied and the 1050 property is vacant. The Trust incurred approximately $120,000 in closing costs with respect to the Wholly-Owned Properties and its allocable share of approximately $31,600 with respect to the joint venture property.

Dispositions

There were no dispositions of real estate during the three months ended March 31, 2006.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

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

On March 29, 2006, WRT-Marc RC LLC ("WRT-Marc RC") and WRT-Marc RC Land LLC ("WRT-Marc RC Land ") obtained financing from an unaffiliated third party lender with a principal amount of $9,500,000 and $5,280,000, respectively. Both loans bear interest at a floating rate of Prime plus .50% (8.25% at March 31, 2006) and mature on March 29, 2007, subject to one-year extensions. The loan made to WRT-Marc RC is secured by the Commercial Loan and the loan made to WRT-Marc RC Land is secured by the Land Loan.

4.	Mortgage-Backed Securities Pledged Under Repurchase Agreements

At March 31, 2006, all of the Trust’s mortgage-backed securities which consisted of Federal National Mortgage Association (“Fannie Mae”) whole pool certificates were classified as available-for-sale and, as such, were carried at their estimated fair value based on prices obtained from a third party.

Although not rated, whole pool agency mortgage-backed securities carry an implied AAA rating and are guaranteed as to principal and interest by Fannie Mae.

The following table presents the amortized cost and fair value of the Trust’s mortgage-backed securities at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005

Cost	$120,535	$126,236
Unrealized loss	(1,392)	(1,393)
Interest payment receivable	438	455
Unamortized premium	810	865

Carrying value/estimated fair value	$120,391	$126,163

There was no reclassification adjustment included in change in unrealized loss on mortage-backed securities available for sale for the three months ended March 31, 2006 and 2005 on the Trust’s consolidated statements of operations and comprehensive income.

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

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

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

On March 29, 2006, the Trust, through two consolidated joint ventures in which the Trust holds a 60% interest and an entity owned by the Marc Principals owns the remaining 40% interest, acquired (i) a loan with a current principal balance of $11,750,000 which is secured by a first leasehold mortgage on approximately 241,000 square feet of commercial space and a 133 space indoor parking garage located at 800 South Wells, Chicago, Illinois and commonly referred to as River City (the “Commercial Loan”), and (ii) a loan with a current principal balance of $5,915,000 which is secured by a first priority mortgage on the land underlying the River City property and unsold residential condominium units at the River City property (the “Land Loan”). The Commercial Loan is currently in default and WRT-Marc RC, the entity that acquired the Commercial Loan, has commenced foreclosure proceedings on the Co mmercial Loan. In connection with the acquisition and modification of the Commercial Loan, WRT-Marc RC entered into an option agreement with an unaffiliated third party pursuant to which the third-party has an option to acquire the indoor parking structure at such time, if at all, as WRT-Marc RC acquires title to the commercial space and the indoor parking secured by the Commercial Loan. As consideration for entering into the option agreement, WRT-Marc RC received a deed for the land underlying the River City property, which deed is to be held in escrow until such time, if at all, as WRT-Marc RC acquires title to the commercial space. If exercised, the option price will be equal to $1,900,000 plus 10% interest thereon plus any additional expenses incurred by WRT-Marc RC in connection with acquiring and the operating of the commercial space less any payments of interest made on account of the Commercial Loan.

The Trust has determined that the Commercial Loan was made to a VIE under FIN 46R. The Trust has determined that it is not the primary beneficiary, and therefore, the Trust accounts for this investment as a loan receivable.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable (Continued)

The maturity date for the Land Loan was April 16, 2005. The entity from which the Land Loan was acquired had previously agreed to forbear from exercising any remedies on the Land Loan until April 16, 2006.

WRT-Marc RC Land LLC, the entity that acquired the Land Loan, entered into a modification agreement with the borrowers thereunder to extend the forbearance period to December 31, 2007 and reduced the interest rate to 10% per annum.

The following table summarizes the Trust’s loans receivable at March 31, 2006 and December 31, 2005 (in thousands):

				Carrying Amount
Property/Collateral	Location	Interest Rate	Maturity	March 31, 2006	December 31, 2005

Toy Building (1)	New York, NY	LIBOR plus 5.6% (9.72)	April 2008	$59,793	$60,250

Ridgebrooke Office Plaza (2)(5)	Northbrook, IL	Prime (7%)	April 2006	–	3,520

Wingate Inn (2)	Clearwater, FL	10	February 2007	2,725	2,739

Various (3) (4)	Chicago, IL	8.5	Various; 7 year date of funding	2,413	995

River City (2)	Chicago, IL	9.75	February 2006	11,760	–

River City (2)	Chicago, IL	10	December 2007	5,920	–

				$82,611	$67,504

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

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

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

The following is a summary of Real Estate Securities Available for Sale at March 31, 2006 (in thousands):

Name	Date Purchased	Cost at March 31, 2006	Unrealized Gain at March 31, 2006	Balance at March 31, 2006

America First Apartment Investors, Inc.	Various	$8,698	$1,449	$10,147
Sizeler Property Investor, Inc.	Various	3,481	777	4,258
Other real estate securities	Various	223	1	224

		$12,402	$2,227	$14,629

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Real Estate Securities Available for Sale (Continued)

The following is a summary of Real Estate Securities Available for Sale at December 31, 2005 (in thousands):

Name	Date Purchased	Cost at December 31, 2005	Cumulative Unrealized Gain at December 31, 2005	Balance at December 31, 2005

America First Apartment Investors, Inc.	Various	$7,576	$1,150	$8,726
Sizeler Property Investor, Inc.	Various	17,520	5,039	22,559
Other real estate securities	Various	2,834	181	3,015

		$27,930	$6,370	$34,300

7.	Preferred Equity Investment

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

The following is a summary of the reclassification adjustment for gains included in net income to the change in unrealized gain on real estate securities available for sale on the Trust’s consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended March 31,

	2006	2005

Unrealized gains on real estate securities
available for sale arising during the period	$3,180	$117

Less: Reclassification adjustment for gains
included in net income	(7,319)	(142)

Net change in unrealized gains on
real estate securities available for sale	$(4,139)	$(25)

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Equity Investment (Continued)

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of March 31, 2006 (unaudited)		As of December 31, 2005

Condensed Balance Sheet Information
Investment in real estate, net	$151,134		$151,202
Prepaid expenses and deposits in escrow	4,883		5,999
Cash and cash equivalents	272		3,175
Receivables and other assets	29,489		26,186

Total Assets	$185,778		$186,562

Nonrecourse mortgage debt	$269,885		$266,306
Other liabilities	18,945		21,272

Total Liabilities	288,830		287,578

Partners’ Capital Deficit	(103,052)		(101,016)

Total Liabilities and Partners’ Capital Deficit	$185,778		$186,562

On the Trust's Consolidated Balance Sheet:
Preferred Equity Investment	$79,919	(1)	$78,427	(1)

(1) Includes loan costs of $1,192 capitalized at time of loan origination.

For the Three Months Ended March 31, 2006

Condensed Statement of Operations Information
Revenues	$17,124
Operating expenses	(7,134)
Interest expense	(4,558)
Real estate taxes	(2,787)
Depreciation and amortization	(2,311)
Other expenses	(1,301)

Net loss	$(967)

On the Trust's Consolidated Statement of
Operations and Comprehensive Income
Equity in earnings of preferred equity
investment	$1,479

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Newkirk Equity Investment

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

In addition, the Trust assigned to Newkirk all rights it held under an Exclusivity Services Agreement with Michael Ashner, its Chief Executive Officer, relating to business opportunities generated by or offered to Mr. Ashner relating to net lease assets, as defined. In consideration for the assignment of these rights, Newkirk issued to the Trust an additional 1,250,000 shares of Newkirk’s common stock (the “Exclusivity Shares”) valued at $16.00 per share for a total consideration of $20,000,000. Both transactions were consummated in connection with the closing of Newkirk’s initial public offering, resulting in the Trust owning approximately 22.5% of Newkirk. During the fourth quarter of 2005, Newkirk declared a quarterly cash dividend of $0.27 per share of common stock resulting in the Trust receiving $1,181,000 in January 2006. During the first quarter of 2006, Newkirk declared a quarterly cash dividend of $0.40 per share of common stock which the Trust received $1,750,000 in April, 2006.

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

The Trust’s investment in Newkirk is accounted for on the equity method.

The investment in Newkirk consists of the following:

2006

Balance, beginning of year	$70,304
Equity in income of Newkirk	1,602
Distributions from Newkirk	(1,181)

Balance, March 31, 2006	$70,725

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Newkirk Equity Investment (Continued)

Summary financial information of Newkirk is as follows (in thousands):

	As of March 31, 2006	As of December 31, 2005

Condensed Balance Sheet Information
Real estate investments, net	$1,053,478	$943,992
Cash and cash equivalents	131,056	174,816
Other assets	206,467	226,276

Total Assets	$1,391,001	$1,345,084

Note payable	$580,294	$593,463
Other liabilities	288,190	241,049

Total Liabilities	868,484	843,512

Minority Interests	345,828	334,531
Shareholders– Equity	176,689	176,041

Total Liabilities, Minority Interests, and Shareholders– Equity	$1,391,001	$1,345,084

On the Trust's Consolidated Balance Sheet:
Equity Investment	$70,725	$70,304

For the Three Months Ended March 31, 2006

Condensed Statement of Operations Information
Revenues	$63,576
Equity in earnings of limited partnerships	464
Interest expense	(13,033)
General and administrative	(2,540)
Compensation expense	(833)
Depreciation and amortization	(13,254)
Other expenses	(8,501)
Minority interest	(18,739)

Net income	$7,140

On the Trust–s Consolidated Statement of
Operations and Comprehensive Income
Equity in earnings of equity investment	$1,602

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Investment in Joint Venture

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

The Trust accounts for this investment using the equity method.

The investment in joint venture consists of the following (in thousands):

2006

Balance, beginning of year	$–
Investment in joint venture	11,374

Balance, March 31, 2006	$11,374

The joint venture’s condensed balance sheet information as of March 31, 2006 was as follows (in thousands):

March 31, 2006 (Unaudited)

Condensed Balance Sheet Information
Cash and restricted cash	$1,139
Investment in debt securities	53,626
Other assets	514

Total assets	$55,279

Accounts payable and other liabilities	$156
Line of credit payable	32,025
Members– equity	23,098

Total liabilities and members– equity	$55,279

The joint venture commenced operations on March 31, 2006.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Repurchase Agreements

Information pertaining to the repurchase agreements entered into in connection with the mortgage-backed securities (see Note 4) as of March 31, 2006 is as follows (dollars in thousands):

					March 31, 2006
	Expiration	Spread over LIBOR	Interest Rate as of March 31, 2006		Debt Carrying Value	Collateral Carrying Value

Repurchase agreement with	April 25, 2006,	LIBOR-.003	4.788%	(1)	$91,382	$94,551
Bear Stearns & Co., Inc. as	renewable
counter-party	monthly

Repurchase agreement with	April 25, 2006,	LIBOR-.003	4.792		24,855	25,840
Bear Stearns & Co., Inc. as	renewable
counter-party	monthly

					$116,237	$120,391

(1)	As a result of the Trust entering into an interest rate swap agreement with a notional amount guaranteed to equal the balance on this portion of the repurchase agreement, it has effectively fixed the rate at 4.045% through January 2008.

From the date of entering the repurchase agreement through March 31, 2006, the Trust has paid $1,298,000 on its repurchase agreements in connection with margin calls.

11.	Debt

The Trust’s debt is summarized as follows (in thousands):

	Maturity	Spread Over LIBOR/ Prime	Interest Rate as of March 31, 2006	Balance as of March 31, 2006	Balance as of December 31, 2005

Mortgage Loans Payable:
Fixed Interest Rate:

Plantation, FL	March 2010	–	6.45%	$9,606	$10,644
Kroger Properties	November 2010	–	6.71%	9,204	9,613
Jacksonville, FL	July 2011	–	7.5%	2,749	6,488
Amherst, NY	October 2013	–	5.65%	17,864	17,948
Indianapolis, IN	April 11, 2015	–	5.82%	4,550	4,564
Houston, TX	April 2016	–	6.66%	73,937	74,444
Andover, MA	February 2011	–	6.60%	6,685	–
S. Burlington, VT	February 2011	–	6.60%	2,865	–

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt (Continued)

Variable Interest Rate:	Maturity	Spread Over LIBOR/ Prime	Interest Rate as of March 31, 2006	Balance as of March 31, 2006	Balance as of December 31, 2005

Various	November 2007	LIBOR + 4.50% (1)	9.1875%	51,022	51,417
Chicago, IL	March 2007	Prime + 0.5%	8.25%	9,500	–
Chicago, IL	March 2007	Prime + 0.5%	8.25%	5,280	–

Total Mortgage Debt				$214,862	$175,118

Loans Payable:

Secured by joint venture
participation in the Toy
Building Loan	April 2008	LIBOR + 3.0%	7.749%	$30,000	$30,000
Miscellaneous	February 2007	–	7.5%	20	25

				$30,020	$30,025

Revolving Line of Credit:

$50 Million Revolving Line of Credit	December 2008	LIBOR + 2.25%	(2)	$18,625	$16,000

(1)	As a result of the Trust entering into an interest rate swap agreement in the notional amount of $40,000,000, the Trust has effectively converted the interest rate from a floating rate to a fixed rate of 8.55% through maturity in November, 2007. The remaining principal amount of $11,022,000 remains variable at LIBOR plus 4.5% (which equated to 9.1875% at March 31, 2006).
(2)	The line of credit bears interest at LIBOR plus 2.25%. At March 31, 2006, $8,125,000 bore interest at 6.4375% and $10,500,000 bore interest at 6.625%.

During March 2006, the Trust effectively satisfied first mortgage notes secured by the Trust’s Jacksonville, Florida property by acquiring from two lenders a 100% interest in the notes evidencing such loan. The Trust acquired the notes for an aggregate purchase price of approximately $3,414,000 and recognized a $165,000 gain on the early extinguishment of debt.

In April 2006, the Trust satisfied the remaining first mortgage notes on the Jacksonville, Florida property for an aggregate purchase price of approximately $2,500,000 and recognized a gain on the early extinguishment of debt of $249,000.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	Hedge Instruments

The table below presents information about the Trust’s interest rate swaps at March 31, 2006 (dollars in thousands):

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

13.	Convertible Preferred Shares of Beneficial Interest

Series A Preferred Shares

On February 7, 2006, the Trust, in accordance with its rights under the Certificate of Designations for the Series A Shares converted all of its outstanding Series A Shares into 4,836,763 Common Shares. The non-cash conversion was effected in accordance with the Certificate of Designations for the Series A Shares at a ratio of 4.92 Common Shares per Series A Share.

Series B-1 Preferred Shares

In February 2005, the Trust sold an aggregate of 3,640,000 of its Series B-1 Shares to a number of institutional investors for $91,000,000 in gross proceeds. The Trust incurred a total of $5,125,000 of underwriting, placement agent and legal fees to unaffiliated third parties in connection with this issuance. The Series B-1 Shares entitle the holders to cumulative dividends at a minimum rate of 6.5% and can be converted into Common Shares at a conversion price of $4.50, subject to anti-dilution adjustments. Under the terms of the Series B-1 Shares, on February 28, 2012, the Trust is required to redeem all outstanding Series B-1 Shares at the liquidating preference price of $25.00 per Series B-1 Share. Accordingly, the Trust accounts for the Series B-1 Shares as a liability and the associated issuance costs as deferred financing costs on its consolidated and combined balance sheet. Dividends accrued on the Series B-1 Shares a re included in interest expense on the consolidated and combined statement of operations. In addition, the holders of the Series B-1 Shares have the right to elect one Trustee to the Board of Trustees of the Trust as long as 910,000 Series B-1 Shares are outstanding.

There were no reclassification adjustments for gains included in net income to the change in unrealized gain on interest rate derivatives in the Trust’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2006 and 2005.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	Discontinued Operations

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

Liabilities of discontinued operations at March 31, 2006 and December 31, 2005 are summarized as follows (in thousands):

	2006	2005

Mortgage loan payable	$787	$822
Accounts payable and accrued expenses	837	837

	$1,624	$1,659

The combined results related to discontinued operations for the three months ended March 31, 2006 and March 31, 2005 are as follows (in thousands):

	2006	2005

Total revenues	$51	$51
Total expenses	15	17

Income from discontinued opera	$36	$34

15.	Contingencies

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

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	Related-Party Transactions

The following describes certain related pary transactions not discussed elsewhere in the footnotes.

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

FUR Advisors is also entitled to receive (i) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board, and (ii) an incentive fee. At March 31, 2006, Winthrop Management L.P., an affiliate of FUR Advisors provides property management services at the Trust’s Indianapolis, Indiana property and receives a fee for such services equal to 3% of gross revenues at the property.

The incentive fee entitles FUR Advisors to receive (a) an amount equal to 20% of all distributions paid to beneficiaries of Common Shares after December 31, 2003 in excess of the Threshold Amount, hereinafter defined, and, (b) upon the termination of the Advisory Agreement, an amount equal to 20% of the “liquidation value” of the Trust in excess of the Threshold Amount at the termination date. As defined in the Advisory Agreement, the Threshold Amount is equal to (x) $71,300,000, increased by the net issuance price of all Common Shares, with an adjustment for Preferred Shares converted, issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003 plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct damages to the Trust if the Advisory Agreement is terminated by the Trust for cause . At March 31, 2006, the threshold amount was $110,527,000.

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
FORM 10-Q/A - MARCH 31, 2006

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

Subsequent to the issuance of the Trust’s consolidated financial statements for the quarterly period ended March 31, 2006, management determined that the Trust’s consolidated balance sheet as of March 31, 2006 and its statements of operations and comprehensive income and cash flows for the three months ended March 31, 2005 and 2006 should be restated. In the three months ended March 31, 2005, $91,000,000 of Series B-1 Cumulative Convertible Redeemable Preferred Shares were issued and were previously included in Shareholders’ equity but because of a mandatory redemption feature should have been included in total liabilities and the related costs associated with the issuance of the shares as deferred costs. In addition, the deferred costs should have been amortized, and the dividends accrued on the Series B-1 Shares should have been treated as interest expense.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	Restatement (Continued)

The effects of the restatement are as follows (in thousands except per share amounts):

	As Previously Reported	As Restated

Balance sheet at March 31, 2006

Deferred financing costs, net	$1,635	$6,593
Total liabilities	403,554	503,304
Total shareholders– equity	261,379	166,587

Statement of Operations for the Three Months Ended March 31, 2006

Interest expense	5,636	7,470
Net income	12,011	10,163
Net income applicable to Common Shares of Beneficial Interest	10,387	10,163
Earnings per share - Basic	0.27	0.26
Earnings per share - Diluted	0.19	0.19

Statement of Cash Flows for the Three Months Ended March 31, 2006:

Cash Flows from Operating Activities::
Net income	12,011	10,163
Depreciation and amortization	1,583	1,793
Net change in other operating assets and liabilities	1,334	1,332
Net cash flow provided by operating activities	8,582	6,956

Cash Flows from Financing Activities:
Dividends paid on Preferred Shares	(2,142)	(516)
Net cash flow provided by financing activities	30,734	32,360

	As Previously Reported	As Restated

Statement of Operations for the Three Months Ended March 31, 2005

Interest expense	$1,700	$2,271
Net income	1,472	901
Net income applicable to Common Shares of Beneficial Interest	446	385
Earnings per share - Basic and Diluted	0.01	0.01

Statement of Cash Flows for the Three Months Ended March 31, 2005:

Cash Flows from Operating Activities
Net income	1,472	901
Depreciation and amortization	724	785
Net change in other operating assets and liabilities	(6,079)	(5,569)
Net cash flow used in operating activities	(2,867)	(2,867)

Cash Flows from Financing Activities:
Deferred financing costs	(153)	(5,278)
Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares	(85,875)	91,000
Net cash flow provided by financing activities	91,693	91,693

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19.	Business Segments

The following tables present a summary of revenues and expenses from the Operating Properties, Loans and Real Estate Securities incurred by each segment for the three months ended March 31, 2006 and March 31, 2005. We include in Corporate Income interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Business Segments (In thousands)

	March 31, 2006	March 31, 2005

Operating Properties
Rents and other	$8,577	$3,862
Gain on extinguishment of debt	165	–
Operating expenses	(954)	(185)
Real estate taxes	(158)	(21)

	7,630	3,656

Loans
Interest	3,033	199
Equity earnings in preferred investment	1,479	–

	4,512	199

Real Estate Securities
Dividends	188	130
Gain on sale of real estate securities	7,319	142
Assignment of exclusivity agreement	833	–
Equity in earnings (loss) in equity investment	1,602	(24)

	9,942	248

Less - Depreciation and Amortization	2,551	842

Less - Interest Expense
Operating properties	3,396	1,700
Loans	1,902	–

Corporate Income (Expense)
Interest income	233	708
Loss on extinguishment of Series B-1 Preferred Shares	(14)	–
General and administrative	(1,519)	(1,000)
Interest expense	(2,172)	(571)
Gain on sale of real estate held for syndication	–	169
State and local taxes	(4)	–

Income from continuing operations before minority interest	10,759	867

Minority Interest	(632)	–

Income from continuing operations	10,127	867

Income from discontinued operations	36	34

Net Income	$10,163	$901

Capital Expenditures
Operating Properties	$335	$381

	$335	$381

Identifiable Assets
Operating Properties	$278,577	$86,544
Loans	296,939	6,737
Real Estate Securities	85,354	22,240
Other	39,019	194,813

Total Assets	$699,889	$310,334

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

20.	Subsequent Events

On April 6, 2006, the Trust contributed $13,332,562 in exchange for a 30% interest in a joint venture which in turn indirectly holds a 33.14% interest in a partnership that owns an approximately 1,019,000 square foot office building in Chicago, Illinois. It is expected that 25% of the Trust’s interest in the joint venture will be acquired by certain holders of the Series B-1 Shares in accordance with the co-investment rights granted to the holders of the Series B-1 Shares.

On May 5, 2006, the Trust obtained a $24,600,000 loan from an unaffiliated third party lender, which is secured by the Trust’s properties located at 550-650 Warrenville Road and 701 Warrenville, Road, Lisle, Illinois. The loan bears interest at 6.26%, requires monthly payments of interest only during the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on June 1, 2016, at which time the outstanding principal balance is expected to be approximately $21,782,000.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or p redict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Trust’s Annual Report on Form 10-K/A for the year ended December31, 2005 under “Forward Looking Statements” and “Item1. Business - Risk Factors.” For these statements, the Trust claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Trust’s consolidated financial statements for the three months ended March 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in the report.

The following management’s discussion and analysis gives affect to the restatement discussed in note 18.

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

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (Continued)

During the three months ended March 31, 2006 and 2005 our operating results were as follow:

	For the three Months Ended
	March 31, 2006	March 31, 2005

Net income applicable to common shares	$10,163,000	$385,000

Net income per common share, basic	$0.26	$0.01

Net income per common share, diluted	$0.19	$0.01

Net cash flow provided by (used in) operating activities	$6,956,000	$(2,867,000)

At March 31, 2006 and December 31, 2005, total assets and total shareholders’ equity were as follows:

	March 31, 2006	December 31, 2005

Total assets	$699,889,000	$658,848,000

Total shareholders– equity	$166,587,000	$159,606,000

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

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (Continued)

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

Significant investments, dispositions and financing transactions during the three months ended March 31, 2006 included:

o	acquiring three office properties containing approximately 290,000 square feet;
o	forming a joint venture with Newkirk to acquire and originate loans and create collateral debt obligation pools;
o	obtaining $45,929,000 in first mortgage indebtedness;
o	selling 1,467,100 shares in Sizeler for an aggregate sale price of approximately $21,074,000; and
o	acquiring in a joint venture, two loans secured by first priority liens on 241,000 square feet of commercial space, an indoor parking structure, the underlying land and unsold condominiums at a property commonly referred to as River City in Chicago, Illinois

Other significant milestones for the three month ended March 31, 2006 included:

o	redeeming our Series A Preferred Shares and
o	issuing rights to our common and preferred shareholders as of March 22, 2006 to subscribe for and purchase up to an aggregate of 5,220,038 of newly-issued Common Shares for a price of $5.25 per Common Share, which was fully subscribed, raising gross proceeds in the second quarter of 2006 of approximately $27,405,000.

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
FORM 10-Q/A - MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

As discussed earlier, one of the factors used to measure management’s performance is net income. We report our operations by each of our three strategic business segments to provide a measure of our performance in these segments. In addition to our three business segments, we have our Corporate Activities. (See Business Segments - Note 19 to the financial statements in Item 1.)

Net Earnings

Net income increased by $9,262,000 to $10,163,000 for the three months ended March 31, 2006 from $901,000 for the three months ended March 31, 2005. The increase was due primarily to an increase in other income of $11,111,000, which included $7,319,000 in gain from the sale of real estate securities and an increase in revenues of $7,132,000 as a result of our acquisition activity. These increases were partially offset by an increase in expenses of $8,337,000 and an increase in minority interest expense of $632,000.

Results of Operations – March 31, 2006 Versus March 31, 2005

Operating Properties

Rental income increased by $4,715,000 or approximately 122.1% to $8,577,000 for the three months ended March 31, 2006 from $3,862,000 for the three months ended March 31, 2005. The increase was primarily due to the acquisition of properties following the first quarter of 2005 and in the first quarter of 2006.

Operating expenses from our properties increased by $769,000 or approximately 415.7% to $954,000 for the three months ended March 31, 2006 from $185,000 for the three months ended March 31, 2005. The increase was due to operating expenses at four properties acquired subsequent to March 31, 2005 as well as expenses incurred at our Jacksonville property that had been previously leased to Winn Dixie.

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

Loans

Interest income from our loan investments was $3,033,000 for the three months ended March 31, 2006 compared to $199,000 for the three months ended March 31, 2005. The increase was due primarily to our investment in whole pool agency mortgage-backed securities, which generated interest income in 2006 of $1,340,000. Equity in earnings in preferred equity increased from $0 to $1,479,000 in 2006. The increase was due to our April 2005 origination of 25 second mortgage and mezzanine loans.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – March 31, 2006 Versus March 31, 2005 (Continued)

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

Interest Expense

Interest expense increased by $5,199,000 to $7,470,000 for the three months ended March 31, 2006 compared to $571,000 for the same period during 2005. The increase is primarily related to (i) $1,601,000 from the Series B-1 Preferred Shares being outstanding three months during 2006 while only one month in 2005; and (ii) interest expense related to the line of credit.

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

Comprehensive income reported for the three months ended March 31, 2005, was comprised of an unrealized loss of $25,000 on our real estate securities available for sale. This was partially offset by an unrealized gain on our interest rate swap and cap agreements of $1,006,000.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – March 31, 2006 Versus March 31, 2005 (Continued)

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

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $3,877,000 during the three months ended March 31, 2006. The increase resulted from $6,956,000 of cash provided by operating activities and $32,360,000 of cash generated by our financing activities, which was partially offset by $35,439,000 of cash used in our investing activities.

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

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – March 31, 2006 Versus March 31, 2005 (Continued)

Cash Flows (Continued)

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

During the first quarter of 2006, we primarily used cash for financing activities as follows: (i) $516,000 of dividend payments on our Series A Shares; (ii) $3,914,000 of dividend payments on our Common Shares; (iii) $5,479,000 of repayment of borrowings under repurchase agreements; (iv) $6,020,000 of mortgage loan repayments; and (v) repayments of borrowings under our revolving line of credit of $42,375,000.

Cash provided by operating activities of $6,956,000 was comprised of (i) net income of $10,163,000; (ii) net decrease due to adjustments for non-cash items of $4,553,000 and (iii) a net increase due to changes in operating assets and liabilities of $1,332,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $2,798,000; (ii) equity in earnings in excess of distributions of preferred equity investment and equity investment of $332,000 and $421,000, respectively; (iii)minority interest expense of $632,000; (iv) the effect of straight-lining of rental income of $890,000; (v) net gains on sale of securities available for sale of $7,319,000; (vi) decrease in deferred income of $833,000; (vii) bad debt recovery of $13,000; and (viii) gain on the early extinguishment of debt of $165,000. See our discussion of our results of operations above for additional details on our operations.

Dividends and Distributions

In December 2005, we declared a special dividend of $3,914,000 ($0.11 per share) on our Common Shares which was paid on January 17, 2006 to the holders of record as of December 30, 2005.

In December 2005, we declared a dividend of $517,000 ($0.525 per share) on our Series A Shares which was paid on January 31, 2006.

In December 2005, we declared a dividend of $1,625,000 ($0.40625 per share) on our Series B-1 Shares which was paid on January 31, 2006. In March 2006 we declared a dividend $1,621,000 ($0.40625 per share) on our Series B-1 Shares which was paid on April 28, 2006. This dividend is classified as interest expense.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

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

The fair value of the Trust’s fixed rate debt approximates its carrying value at March 31, 2006.

The following table shows what the annual effect of an increase in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate loans at March 31, 2006.

	Change in LIBOR

	1%	2%	3%

Additional interest expense	$993,000	$1,986,000	$2,978,000

Market Value Risk

Our whole pool agency mortgage-backed securities are reflected at their estimated fair value of $120,391,000 at March 31, 2006 with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFASNo.115 Accounting for Certain Investments in Debt and Equity Securities. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S.Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

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
FORM 10-Q/A - MARCH 31, 2006

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the Securities and Exchange Commission (SEC)is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO)and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. Subsequent to the issuance of the original Form 10-Q, management identified a material weakness in the operation of our control relating to the process for the review of the accounting treatment of the classification of its Series B-1 Redeemable Preferred Shares of Beneficial Interest in our consolidated financial statements for the quarter ended March 31, 2006. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Trust’s internal control over financial reporting was not effective as of March 31, 2006. However, as of the date hereof, management believes that as a result of the remedial actions described herein, we have remediated the material weakness in internal control over financial reporting, and that as of the date hereof, our disclosure controls and procedures are effective. Subsequent to the filing of the original Form 10-Q, and in connection with the filing of this Form 10-Q/A, we have involved additional personnel in the review of accounting treatment for new transactions and in the preparation of the consolidated financial statements and we believe, as of the date hereof, we have remediated this weakness.

Other Matters

There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: August 23, 2006	By:	/s/ Michael L. Ashner

Michael L. Ashner Chief Executive Officer

Date: August 23, 2006	By:	/s/ Thomas C. Staples

Thomas C. Staples Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Bylaws of the Trust as restated on November 8, 2005	(m)

3.2	Amended and Restated Declaration of Trust as of December 15, 2005	(p)

4.1	Form of certificate for Shares of Beneficial Interest	(b)

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust	(a)

4.3	Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005	(g)

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest	(l)

10.1	1999 Trustee Share Option Plan	(c)

10.2	1999 Long Term Incentive Performance Plan	(c)

10.3	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002	(d)

10.4	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase Agreement"), including Annex A thereto, being the list of Conditions to the Offer.	(e)

10.5	Guaranty of Michael L. Ashner, Guarantor, dated November 26, 2003, in favor of the Trust, in the form provided as Annex F to the Stock Purchase Agreement.	(e)

10.6	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust, First Union REIT, L.P., and FUR Advisors LLC.	(m)

10.7	Exclusivity Services Agreement between the Trust and Michael L. Ashner.	(e)

10.8	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005	(m)

10.9	Covenant Agreement between the Trust and FUR Investors, LLC.	(e)

10.10	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger	(f)

10.11	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association	(f)

10.12	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association	(f)

10.13	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

10.14	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

10.15	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P.	(h)

10.16	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation	(i)

10.17	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein	(j)

10.18	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(l)

10.19	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(l)

10.20	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(l)

10.21	Loan Agreement, dated May 25, 2005, between FT-Amherst Property LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender	(k)

10.22	Promissory Note, dated May 25, 2005, in the original principal amount of $18,000,000 from FT-Amherst Property LLC to Greenwich Capital Financial Products, Inc.	(k)

10.23	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”).	(m)

10.24	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado	(m)

10.25	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust	(m)

10.26	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust	(m)

10.27	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(m)

10.28	Lock-Up Agreement, dated November 7, 2005, executed by the Trust	(m)

10.29	Ownership Limit Waiver Agreement dated November 7, 2005, between the Trust and Newkirk Realty Trust, Inc.	(m)

10.30	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership	(m)

WINTHROP REALTY TRUST
FORM 10-Q/A - MARCH 31, 2006

10.31	Undertaking, dated November 7, 2005, by FUR Holdings LLC and FUR Advisors LLC for the benefit of the Trust.	(m)

10.32	Participation and Servicing Agreement, dated December 8, 2005, between Arbor Realty Funding LLC and FT-Toy LLC.	(n)

10.35	Loan Agreement, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC.	(n)

10.36	Promissory Note, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC	(n)

10.37	Pledge Agreement, dated December 7, 2005, from FT-Toy LLC to the Arbor Realty Funding LLC.	(n)

10.38	Guaranty from Winthrop Realty Trust in favor of the Arbor Realty Funding LLC.	(n)

10.39	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association	(o)

10.40	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association.	(o)

10.41	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC	(q)

10.42	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(q)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* filed herewith

(a)	Incorporated by reference to the Trust’s 1998 Form 10-K
(b)	Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818
(c)	Incorporated by reference to the Trust’s 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(d)	Incorporated by reference to the Trust’s 2002 Form 10-K
(e)	Incorporated by reference to the Trust’s Form 8-K dated November 26, 2003
(f)	Incorporated by reference to the Trust’s Form 8-K dated November 18, 2004
(g)	Incorporated by reference to the Trust’s Form 8-K dated January 1, 2004
(h)	Incorporated by reference to the Trust’s Form 8-K dated March 18, 2005
(i)	Incorporated by reference to the Trust’s Form 8-K dated February 17, 2005
(j)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2005
(k)	Incorporated by reference to the Trust’s Form 8-K dated May 27, 2005
(l)	Incorporated by reference to the Trust’s Form 8-K dated June 21, 2005
(m)	Incorporated by reference to the Trust’s Form 8-K dated November 10, 2005.
(n)	Incorporated by reference to the Trust’s Form 8-K dated December 12, 2005.
(o)	Incorporated by reference to the Trust’s Form 8-K dated December 21, 2005.
(p)	Incorporated by reference to the Trust’s 2005 Form 10-K
(q)	Incorporated by reference to the Trust’s Form 8-K dated April 4, 2005