Form 10-Q
period 2006-09-30
Winthrop Realty Trust
filed 2006-10-27
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

Commission File Number 1-6249

WINTHROP REALTY TRUST
(Exact name of Registrant as specified in its certificate of incorporation)

Ohio (State or other jurisdiction of incorporation or organization)	34-6513657 (IRS Employer Identification Number)

7 Bulfinch Place, Suite 500, Boston, Massachusetts (Address of principal executive offices)	02114 (Zip Code)

(617) 570-4614
(Registrant’s telephone number, including area code)

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

As of October 27, 2006 there were 45,819,718 Common Shares of beneficial interest outstanding.

Item 1. Financial Information

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2006
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2006 (Unaudited)	December 31, 2005

		(as restated)

ASSETS
Investments in real estate, at cost
Land	$19,406	$12,595
Buildings and improvements	230,433	203,323

	249,839	215,918
Less - Accumulated depreciation	(13,672)	(9,267)

Investments in real estate, net	236,167	206,651
Cash and cash equivalents	20,323	19,018
Restricted cash	3,496	626
Mortgage-backed securities available for sale pledged
under repurchase agreements	100,429	126,163
Loans receivable	79,639	67,504
Accounts receivable and prepayments, net of allowance
of $2 and $23, respectively	5,729	9,094
Real estate securities available for sale	13,144	34,300
Preferred equity investment	76,635	78,427
Equity investment	73,401	70,304
Equity investment in joint venture	47,580	–
Lease intangibles, net	37,398	36,735
Equity investment in limited liability company	13,808	–
Deferred financing costs, net of accumulated amortization	6,706	6,698
Assets of discontinued operations	–	1,382
Other assets	1,938	1,946

TOTAL ASSETS	$716,393	$658,848

LIABILITIES
Mortgage loans payable	$233,647	$175,118
Repurchase agreements	96,561	121,716
Series B-1 Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference, 4,000,000 shares authorized, 3,990,000 and 4,000,000 outstanding at
September 30, 2006 and December 31, 2005, respectively	99,750	100,000
Loans payable	30,009	30,025
Revolving line of credit	7,000	16,000
Accounts payable and accrued liabilities	8,906	8,698
Dividends payable	2,742	4,430
Below market lease intangibles, net	4,749	4,569
Deferred income	7,000	9,500
Liabilities of discontinued operations	827	1,659

TOTAL LIABILITIES	491,191	471,715

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	30,229	27,527

SHAREHOLDERS' EQUITY
Series A Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference, 2,300,000 shares authorized, 0 and 983,082 outstanding at
September 30, 2006 and December 31, 2005, respectively	–	23,131
Common Shares of Beneficial Interest, $1 par, unlimited authorized,
45,693,809 and 35,581,479 outstanding at September 30, 2006 and
December 31, 2005, respectively	45,694	35,581
Additional paid-in capital	261,776	221,386
Accumulated other comprehensive income	4,345	6,915
Accumulated distributions in excess of net income	(116,842)	(127,407)

Total Shareholders' Equity	194,973	159,606

TOTAL LIABILITIES, MINORITY INTEREST AND
SHAREHOLDERS' EQUITY	$716,393	$658,848

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

		(as restated)		(as restated)
Revenues
Rents	$9,784	$6,373	$28,032	$18,228
Interest, dividends and other	3,737	2,447	11,120	4,772

	13,521	8,820	39,152	23,000

Expenses
Property operating	1,129	183	2,951	564
Real estate taxes	329	21	908	62
Depreciation and amortization	3,065	1,771	8,492	4,987
Interest	7,683	6,334	23,164	14,653
General and administrative	1,795	1,046	5,015	3,732
State and local taxes	110	606	330	615

	14,111	9,961	40,860	24,613

Other income (loss)
Legal settlement	–	11,000	–	11,000
Assignment of exclusivity agreement	833	–	2,500	–
Equity in earnings of preferred equity investment	1,887	1,468	4,856	2,598
Equity in earnings of equity investment	4,475	–	7,777	–
Equity in loss of equity investment in joint venture	(770)	–	(21)	–
Gain on sale of real estate securities available for sale	619	101	8,125	243
Loss on early extinguishment of debt	(543)	–	(668)	–

	6,501	12,569	22,569	13,841

Income from continuing operations before minority interest	5,911	11,428	20,861	12,228

Minority interest	737	(12)	2,088	(75)

Income from continuing operations	5,174	11,440	18,773	12,303

Discontinued operations
Income (loss) from discontinued operations	12	(13)	17	438

Net income	5,186	11,427	18,790	12,741
Series A Preferred dividend	–	(516)	–	(1,548)

Net income applicable to Common Shares	$5,186	$10,911	$18,790	$11,193

Comprehensive income
Net income	$5,186	$11,427	$18,790	$12,741
Unrealized gain (loss) on real estate securities
available for sale arising during the period	1,194	(1,146)	4,953	1,192
Unrealized gain (loss) on mortgage-backed securities
available for sale arising during the period	1,020	(1,159)	648	(1,159)
Unrealized gain (loss) on interest rate derivative
arising during the period	(1,188)	1,480	(46)	1,730
Less reclassification adjustment from gains
included in net income	(619)	(101)	(8,125)	(243)

Comprehensive income	$5,593	$10,501	$16,220	$14,261

Per Common Share data - Basic
Income from continuing operations	$0.11	$0.34	$0.44	$0.34
Income from discontinued operations	–	–	–	0.01

Net income	$0.11	$0.34	$0.44	$0.35

Per Common Share data - Diluted
Income from continuing operations	$0.10	$0.22	$0.36	$0.30
Income from discontinued operations	–	–	–	0.01

Net income	$0.10	$0.22	$0.36	$0.31

Basic Weighted-Average Common Shares	45,694	32,059	42,696	31,887

Diluted Weighted-Average Common Shares	67,925	59,165	65,589	53,442

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2006

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)

	Series A Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Distributions in Excess of
	Shares	Amount	Shares	Amount	Capital	Income	Net Income	Total

Balance, December 31, 2005	983	$23,131	35,581	$35,581	$221,386	$6,915	$(127,407)	$159,606
Net income	–	–	–	–	–	–	18,790	18,790
Dividends paid or accrued on common shares of
Beneficial Interest ($0.18 per share)	–	–	–	–	–	–	(8,225)	(8,225)
Change in unrealized gain on real estate securities
available for sale, net of reclassification
adjustment for amounts included in net income	–	–	–	–	–	(3,172)	–	(3,172)
Change in unrealized gain on mortgage-backed
securities held for sale	–	–	–	–	–	648	–	648
Change in unrealized loss on interest rate
derivatives	–	–	–	–	–	(46)	–	(46)
Redemption of Series A-1 preferred
shares for common shares	(983)	(23,131)	4,837	4,837	18,294	–	–	–
Conversion of Series B-1 preferred
shares to common shares	–	–	56	56	194	–	–	250
Issuance of common shares through
rights offering	–	–	5,220	5,220	21,902	–	–	27,122

Balance, September 30, 2006	–	$–	45,694	$45,694	$261,776	$4,345	$(116,842)	$194,973

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,

	2006	2005

		(as restated)

Cash flows from operating activities
Net income	$18,790	$12,741
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization (including amortization of deferred
financing costs)	5,707	3,917
Amortization of lease intangibles	4,172	2,066
Straight-lining of rental income	150	122
Equity in earnings of preferred equity investment
in deficit (excess) of distributions from earnings	12	(489)
Equity in earnings of equity investment in excess of
distributions from earnings	(3,097)	–
Equity in loss of equity investment in joint venture	21	–
Interest earned on restricted cash	(31)	–
Minority interest	2,088	(75)
Gain on sale of real estate securities available for sale	(8,125)	–
Loss from early extinguishment of debt	126	–
Decrease in deferred income	(2,500)	–
Bad debt recovery	(20)	–
Legal settlement receivable	–	(11,000)
Net changes in other operating assets and liabilities	3,752	(1,427)

Net cash provided by operating activities	21,045	5,855

Cash flows from investing activities
Investments in real estate	(37,194)	(22,670)
Proceeds from sale of limited partnership interest	580	5,804
Purchase of mortgage-backed securities available for sale	–	(122,310)
Proceeds from repayments of mortgage-backed securities available for sale	26,201	13,953
Investment in equity investment in joint venture	(47,601)	–
Investment in preferred equity investment	(1,484)	(77,927)
Proceeds from preferred equity investment	3,264	–
Investment in limited liability company	(14,858)	–
Proceeds from limited liability company	1,050	–
Purchase of real estate securities available for sale	(2,463)	(16,152)
Proceeds from sale of real estate securities available for sale	28,572	1,417
Increase in restricted cash	(2,839)	(876)
Issuance and acquisition of loans receivable	(20,519)	(3,903)
Collection of loans receivable	8,027	3,082

Net cash used in investing activities	(59,264)	(219,582)

		(continued)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

(Continued)

	For the Nine Months Ended September 30,

	2006	2005

		(as restated)

Cash flows from financing activities
Borrowings under repurchase agreements	$–	$118,243
Repayment of borrowings under repurchase agreements	(25,155)	(14,047)
Proceeds from mortgage loans payable	88,745	22,600
Principal payments of mortgage loans payable	(30,625)	(6,851)
Payments of loans payable	(16)	(14)
Proceeds from revolving line of credit	67,000	–
Payment of revolving line of credit	(76,000)	–
Deferred financing costs	(1,668)	(5,988)
Contribution by minority interests	2,607	–
Distribution to minority interests	(2,573)	–
Issuance of Common Shares	27,122	3,909
Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares	–	100,000
Dividends paid on Series A Preferred Shares	(516)	(1,548)
Dividends paid on Common Shares	(9,397)	–

Net cash provided by financing activities	39,524	216,304

Net increase in cash and cash equivalents	1,305	2,577
Cash and cash equivalents at beginning of period	19,018	82,559

Cash and cash equivalents at end of period	$20,323	$85,136

Supplemental Disclosure of Cash Flow Information

Interest paid	$21,431	$14,316

State and local income taxes paid	$599	$132

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on Preferred Shares	$–	$516

Dividends accrued on Common Shares	$2,742	$–

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Winthrop Realty Trust is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 15, 2005 (the “Declaration of Trust”), which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments. The Trust conducts its business through WRT Realty L.P., a Delaware limited partnership (the “Operating Partnership”). The Trust is the sole general partner of, and owns directly and indirectly 100% of the limited partnership interests in, the Operating Partnership. All references to the “Trust” refer to Winthrop Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Trust’s Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

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

Certain prior year balances have been reclassified in order to conform to the current year presentation, in particular, balances reflected in Note 19 Business Segments.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported values of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the critical estimates made by the Trust include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection of accounts and loans receivable and provisions for impairment of real estate. As a result of the nature of estimates made by the Trust, actual results could differ.

Earnings Per Share

The Trust has calculated earnings per share in accordance with SFAS No.128, Earnings Per Share. SFAS No.128 requires that common share equivalents be excluded from the weighted-average shares outstanding for the calculation of basic earnings per share. The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Basic
Income from continuing operations	$5,174	$11,440	$18,773	$12,303
Series A Preferred dividend	–	(516)	–	(1,548)

Income from continuing operations, net of preferred dividend	5,174	10,924	18,773	10,755
Income (loss) from discontinued operations	12	(13)	17	438

Net income applicable to Common Shares	$5,186	$10,911	$18,790	$11,193

Basic weighted-average Common Shares	45,694	32,059	42,697	31,887

Income from continuing operations, net of preferred dividend	$0.11	$0.34	$0.44	$0.34
Income (loss) from discontinued operations	–	–	–	0.01

Net income per Common Share - Basic	$0.11	$0.34	$0.44	$0.35

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Diluted
Income from continuing operations	$5,174	$11,440	$18,773	$12,303
Interest expense – Series B-1	1,620	1,625	4,864	3,630

Income from continuing operations	6,794	13,065	23,637	15,933
Income (loss) from discontinued operations	12	(13)	17	438

Net income applicable to Common Shares	$6,806	$13,052	$23,654	$16,371

Basic weighted-average Common Shares	45,694	32,059	42,696	31,887
Convertible Preferred Shares	22,167	27,059	22,831	21,510
Stock options	64	47	62	45

Diluted weighted-average Common Shares	67,925	59,165	65,589	53,442

Income from continuing operations	$0.10	$0.22	$0.36	$0.30
Income (loss) from discontinued operations	–	–	–	0.01

Net income per Common Share – Diluted	$0.10	$0.22	$0.36	$0.31

The Trust’s Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series A Shares”) and Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Shares”) were dilutive for the three and nine months ended September 30, 2005. The Series A Shares, which were redeemed for the Trust’s Common Shares of Beneficial Interest (“Common Shares”) on February 7, 2006, were dilutive for the nine months ended September 30, 2006 and Series B-1 Shares were dilutive for the three and nine months ended September 30, 2006.

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) – Consolidation of Variable Interest Entities (“FIN 46R”) requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. The primary beneficiary is the party that incurs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

The Trust has evaluated its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Trust determining that certain of its loans, preferred equity investments and other investments were potentially variable interests in VIEs. For each of these investments, the Trust has evaluated (1) the sufficiency of the applicable entity’s equity investments at risk to absorb expected losses, (2) whether as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and whether their obligations are protected directly or indirectly, and (c) the right to receive the expected residual return of the entity without a cap on the return,

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Variable Interest Entities (Continued)

(3) whether the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) whether substantially all of the entity’s activities involve or are conducted on behalf of an investor that has disproportionately few voting rights. As of September 30, 2006, the Trust has identified the loan acquired by WRT Marc RC LLC (see Note 5) to be a variable interest in a VIE. However, the Trust has determined that it is not the primary beneficiary and therefore accounts for this investment as a loan receivable. The Trust’s maximum exposure to loss related to this VIE is limited to the amount of its investment.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Trust is currently evaluating the impact that the adoption of SFAS No. 157 will have on the Trust’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This statement (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust does not believe that the adoption of SFAS No. 155 will have a material effect on the Trust’s consolidated financial statements.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Trust is currently evaluating the impact that the adoption of FIN No. 48 will have on the Trust’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Trust does not believe that the adoption of SAB 108 will have any effect on the Trust’s consolidated financial statements.

3.	Real Estate Acquisitions, Dispositions and Financings

Acquisitions

On February 16, 2006, the Trust acquired from an unaffiliated third party three office buildings located at 550-650, 701 and 1050 Warrenville Road, Lisle, Illinois, a Chicago suburb. The gross purchase price for the 550-650 and 701 properties (the "Wholly-Owned Properties") was $31,750,000 and the purchase price for the 1050 property was $3,500,000, which was acquired in a joint venture owned 60% by the Trust and 40% by an entity, the owners of which (the “Marc Principals”) are also owners of entities to which the Trust has made mezzanine and second mortgage loans. The Marc Principals are not affiliates of the Trust. The Wholly-Owned Properties, which contain approximately 236,000 square feet, are 97% occupied and the 1050 property, which contains approximately 54,000 square feet of office space, is vacant. The Trust incurred approximately $120,000 in closing costs with respect to the Wholly-Owned Properties and its allocable share of approximately $31,600 with respect to the 1050 property.

Dispositions

On April 6, 2006, the Trust contributed $13,332,562 in exchange for a 30% interest in a limited liability company which in turn indirectly held a 33.14% interest in a partnership that owns an approximately 1,019,000 square foot office building in Chicago, Illinois. In July 2006, the property was sold, and the Trust received an initial distribution of $1,050,000 with an additional distribution equal to the balance of the original contribution expected to be received during the fourth quarter of 2006. The Trust made a $1,500,000 investment in the entity that purchased the property, an unaffiliated third-party. This investment is recorded as equity investment in limited liability company on the Consolidated Balance Sheet at September 30, 2006.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

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

On February 17, 2006, the Trust obtained a $9,550,000 loan from an unaffiliated third party lender, which is secured by the Trust’s wholly-owned properties located in Andover, Massachusetts and South Burlington, Vermont. The loan bears interest at 6.6%, requires monthly payments of principal and interest of approximately $65,000 (based on a 30-year amortization schedule) and is scheduled to mature on February 16, 2011, at which time the outstanding principal balance is expected to be approximately $8,733,000.

On March 29, 2006, WRT-Marc RC LLC (“WRT-Marc RC”) and WRT-Marc RC Land LLC (“WRT-Marc RC Land”) obtained loans from an unaffiliated third party lender with a principal amount of $9,500,000 and $5,280,000, respectively. Both loans bear interest at a floating rate equal to the prime rate plus 0.50% (8.75% at September 30, 2006) and mature on March 28, 2007, subject to one-year extensions. The loan made to WRT-Marc RC is secured by the Commercial Loan and the loan made to WRT-Marc RC Land is secured by the Land Loan (see Note 5).

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

On June 30, 2006, the Trust modified its existing mortgage loan secured by certain of the Trust’s net lease properties, commonly referred to as the Finova Portfolio. (See Note 11.)

On July 10, 2006, the Trust increased its revolving line of credit from $50,000,000 to $70,000,000. In connection with this increase, the Trust paid a fee of $200,000.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Mortgage-Backed Securities Pledged Under Repurchase Agreements

At September 30, 2006, all of the Trust’s mortgage-backed securities which consisted of Federal National Mortgage Association (“Fannie Mae”) whole pool certificates were classified as available-for-sale and, as such, were carried at their estimated fair value based on prices obtained from a third party.

The following table presents the amortized cost and fair value of the Trust’s mortgage-backed securities at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005

Cost	$100,108	$126,236
Unrealized loss	(745)	(1,393)
Interest payment receivable	383	455
Unamortized premium	683	865

Carrying value/estimated fair value	$100,429	$126,163

The unrealized losses are a result of changes in interest rates and principal prepayments subsequent to the acquisition of the securities. All the securities are performing according to their terms. Although not rated, whole pool agency mortgage-backed securities carry an implied AAA rating and are guaranteed as to principal and interest by Fannie Mae. Furthermore, the Trust intends to, and has the ability to, hold these securities to maturity or at least until such time as the Trust has recovered its investments. Accordingly, although the period of continuous unrealized loss position is more than twelve months, the Trust has determined that these impairments are temporary.

The mortgage-backed securities bear interest at a weighted average interest rate of 4.4% based on balances at September 30, 2006.

The FASB has announced plans to re-write SFAS No.140 which may affect the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. At September 30, 2006 and December 31, 2005, the Trust recorded such assets and the related financing gross on its balance sheet, and the corresponding interest income and interest expense gross on its income statement. Any change in fair value of the security was reported through other comprehensive income under SFAS No.115, because the security was classified as “available for sale”. However, in a transaction where the mortgage-backed securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller of the mortgage-backed securities may be required to continue to consolidate the assets sold to the Trust, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB re-write of SFAS No.140, the Trust, to the extent it has securities acquired from and financed with the same counterparty, may be precluded from presenting the assets and

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

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

5.	Loans Receivable

On March 29, 2006, the Trust through two consolidated joint ventures, in which the Trust holds a 60% interest and an entity owned by the Marc Principals owns the remaining 40% interest, acquired (i) a loan with a principal balance of $11,750,000 which is secured by a first leasehold mortgage on approximately 241,000 square feet of commercial space and an indoor parking garage with 133 spaces located at 800 South Wells, Chicago, Illinois and commonly referred to as River City (the “Commercial Loan”), and (ii) a loan with a principal balance of $5,915,000 which is secured by a first priority mortgage on both the land underlying the River City property and the unsold residential condominium units at the River City property (the “Land Loan”). The Commercial Loan was in default at the time of acquisition and WRT-Marc RC, the entity that acquired the Commercial Loan, has commenced foreclosure proceedings on the Commercial Loan, and it is expected that the foreclosure sale will occur during the fourth quarter of 2006. In connection with the acquisition and modification of the Commercial Loan, WRT-Marc RC entered into an option agreement with an unaffiliated third party pursuant to which the third party has an option to acquire the indoor parking structure should WRT-Marc RC acquire title to the commercial space and the indoor parking secured by the Commercial Loan. As consideration for entering into the option agreement, WRT-Marc RC received a deed for the land underlying the River City property, which deed is to be held in escrow until such time, if at all, as WRT-Marc RC acquires title to the commercial space. If exercised, the option price will be equal to $1,900,000 plus 10% interest per annum plus any additional expenses incurred by WRT-Marc RC in connection with acquiring and operating the commercial space less any payments of interest received on account of the Commercial Loan.

The Trust has determined that the Commercial Loan is a variable interest in a VIE under FIN 46R. Since the Trust has determined that it is not the primary beneficiary, the Trust accounts for this investment as a loan receivable.

The maturity date for the Land Loan was April 16, 2005. The entity from which the Land Loan was acquired had previously agreed to forbear from exercising any remedies on the Land Loan until April 16, 2006. WRT-Marc RC Land, the entity that acquired the Land Loan, entered into a modification agreement with the borrowers to extend the forbearance period to December 31, 2007 and reduced the interest rate to 10% per annum.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable (Continued)

The following table summarizes the Trust’s loans receivable at September 30, 2006 and December 31, 2005 (in thousands):

				Carrying Amount

Property/Collateral	Location	Interest Rate	Maturity	September 30, 2006	December 31, 2005

Toy Building (1)	New York, NY	LIBOR plus 5.6% (10.93%)	April 2008	$59,797	$60,250

Ridgebrook Office Plaza (2)	Northbrook, IL	Prime (7%)	April 2006	–	3,520

Wingate Inn (2)	Clearwater, FL	10%	February 2007	–	2,739

Various (3)	Chicago, IL	8.5%	Various; 7 years from date of funding	3,357	995

River City - Commercial (4)	Chicago, IL	9.75%	February 2006	11,830	–

River City - Land (4)	Chicago, IL	10%	December 2007	4,655	–

				$79,639	$67,504

The carrying amount includes accrued interest of $532,000 and $877,000 at September 30, 2006 and December 31, 2005, respectively. All the loans, except River City – Commercial which was in default at the time of acquisition, are performing according to their terms. The Trust believes that the full amount of the non-performing River City loan is recoverable and, accordingly no impairment has been recorded.

(1)	Secured by the ownership interests in the property owner. The Trust owns a one-third interest in a joint venture which owns a 99% participating interest in the loan. The joint venture is consolidated with the Trust’s financial statements.
(2)	Loan was repaid during the nine months ended September 30, 2006.
(3)	Tenant improvement and capital expenditure loans at various properties which are secured by a subordinate mortgage or the ownership interests in the property owner.
(4)	Secured by a first mortgage.

Activity related to mortgage loans receivable is as follows (in thousands):

	2006	2005

Balance at January 1	$67,504	$8,390
Purchases and advances made	20,519	3,903
Interest (received) accrued, net	(357)	(38)
Repayments	(8,027)	(3,082)

Balance at September 30	$79,639	$9,173

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

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

On March 12, 2006, the Trust sold a total of 1,385,000 shares of common stock of Sizeler Property Investors, Inc. ("Sizeler") to three unaffiliated third parties in privately negotiated transactions. The shares were sold for $14.35 per share for an aggregate sale price of approximately $19,875,000. The sale resulted in a gain of approximately $6,790,000 exclusive of dividends received on such shares. Also, the Trust sold its remaining 370,600 shares in market transactions at various prices for an aggregate price of $5,487,704 and recognized an additional gain of approximately $1,053,000. The Trust had fully divested all shares of common stock in Sizeler at September 30, 2006.

During the nine months ended September 30, 2006, the Trust sold other real estate securities for an aggregate price of approximately $3,120,000 resulting in a gain of approximately $282,000 exclusive of dividends received.

The following is a summary of Real Estate Securities Available for Sale at September 30, 2006 (in thousands):

Name	Date Purchased	Cost at September 30, 2006	Unrealized Gain at September 30, 2006	Balance at September 30, 2006

America First Apartment
Investors, Inc.	Various	$9,950	$3,194	$13,144

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Equity Investment

During the third quarter of 2006, two of the properties that secured the 7.65% convertible mezzanine loans described below were sold. The Trust received proceeds from repayment of its mezzanine loans and as distributions from its equity interest of $3,298,000 from the sales.

At September 30, 2006, the Trust holds 22 separate convertible mezzanine loans and equity investments in each of the borrowers of these loans, as well as two participating second mortgage loans, in the aggregate amount of approximately $74,996,000. Each of the borrowers is owned primarily by the Marc Principals. Each loan is secured by the applicable borrower's ownership interest in a limited liability company (each a “Property Owner”) that in turn owns an office building or complex. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only.

The equity interest in each borrower entitles the Trust to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts in excess of that required to fully satisfy all of the debt encumbering that property, including its respective loan and a return to the borrower of its deemed equity (the agreed value of the applicable property at the loan origination date less all debt encumbering that property including the loan made by the Trust) plus a 7.65% cumulative return thereon.

The Trust has committed to advance approximately $7,350,000 to cover the costs of tenant improvements and capital expenditures at the foregoing 24 properties, of which $4,008,000 had been advanced at September 30, 2006.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Equity Investment (Continued)

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of September 30, 2006		As of December 31, 2005

Condensed Balance Sheet Information
Investment in real estate, net	$145,713		$151,202
Prepaid expenses and deposits in escrow	808		5,999
Cash and cash equivalents	1,568		3,175
Receivables and other assets	27,136		26,186

Total Assets	$175,225		$186,562

Nonrecourse mortgage debt	$277,604		$266,306
Other liabilities	8,547		21,272

Total Liabilities	286,151		287,578

Partners’ Capital Deficit	(110,926)		(101,016)

Total Liabilities and Partners’ Capital Deficit	$175,225		$186,562

On the Trust’s Consolidated Balance
Sheet:
Preferred Equity Investment	$76,635	(1)	$78,427	(1)

(1)	Includes principal, accrued interest and loan costs capitalized at time of loan origination.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Equity Investment (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Condensed Statements of Operations
Information
Revenues	$17,508	$17,217	$51,615	$30,132
Operating expenses	(7,271)	(6,648)	(21,088)	(11,479)
Interest expense	(4,815)	(4,392)	(13,667)	(7,716)
Real estate taxes	(3,117)	(2,695)	(8,742)	(4,678)
Depreciation and amortization	(2,598)	(1,706)	(7,470)	(2,858)
Other expenses	(1,237)	(1,975)	(4,317)	(2,902)

Net income (loss)	$(1,530)	$(199)	$(3,669)	$499

On the Trust’s Consolidated
Statement of Operations
and Comprehensive Income
Equity in earnings of preferred
equity investment	$1,887	$1,468	$4,856	$2,598

8.	Newkirk Equity Investment

On November 7, 2005, the Trust acquired 3,125,000 shares of common stock in Newkirk Realty Trust, Inc. (“Newkirk”) at a per share purchase price of $16.00, for a total purchase price of $50,000,000. The executive officers of Newkirk are also the Trust’s executive officers and NKT Advisors LLC (“NKT”), the external advisor of Newkirk, is an entity owned in part and controlled by Michael Ashner and other executive officers of the Trust and of FUR Advisors (“FUR Advisors”), the Trust’s external advisor.

In addition, the Trust assigned to Newkirk all rights it held under an Exclusivity Services Agreement with Michael Ashner, its Chairman and Chief Executive Officer, relating to business opportunities generated by or offered to Mr. Ashner relating to net lease assets, as defined. In consideration for the assignment of these rights, Newkirk issued to the Trust an additional 1,250,000 shares of Newkirk’s common stock (the “Exclusivity Shares”) valued at $16.00 per share for a total consideration of $20,000,000 and a participation in the incentive fee earned and paid to NKT, if any. Both transactions were consummated in connection with the closing of Newkirk’s initial public offering, resulting in the Trust owning approximately 22.58% of Newkirk’s outstanding common shares (6.8% on a fully diluted basis). During the fourth quarter of 2005, Newkirk declared a quarterly cash dividend of $0.27 per share of common stock resulting in the Trust receiving $1,180,000 in January 2006. During each of the first three quarters of 2006, Newkirk declared a quarterly cash dividend of $0.40 per share of common stock resulting in the Trust receiving $1,750,000 in April, July and October 2006.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Newkirk Equity Investment (Continued)

With respect to the Exclusivity Shares, 625,000 of the 1,250,000 shares were initially subject to forfeiture which amount reduces by 17,361 shares each month, commencing December 2005 through November 2008. At September 30, 2006, 173,610 shares are no longer subject to forfeiture and 451,390 shares are subject to forfeiture. The 451,390 shares would be forfeited if: (i) the advisory agreement between Newkirk and NKT is terminated by Newkirk for cause; (ii) Michael Ashner dies or becomes disabled, unless the other members of NKT’s senior management then in place remain in their positions; or (iii) Michael Ashner resigns as an officer and director of both Newkirk and NKT. Conversely, all of the forfeiture restrictions would terminate and the Exclusivity Shares subject to forfeiture would fully vest if: (i) Newkirk terminates the advisory agreement with NKT other than for cause; (ii) NKT terminates the advisory agreement following a breach of a material term of the advisory agreement by Newkirk that is not timely cured; or (iii) the advisory agreement between Newkirk and NKT is not renewed for any reason. The Trust has full voting and dividend rights with respect to the restricted shares, which rights will terminate only upon forfeiture with respect to those shares that had not then vested. The Exclusivity Shares not subject to forfeiture were valued at $10,000,000 and were recognized in other income when received and the remaining $10,000,000 is recognized ratably over the three year period. At September 30, 2006, $7,000,000 was included in deferred income and $833,000 and $2,500,000 was recognized in other income for the three months and nine months ending September 30, 2006.

On July 23, 2006, Lexington Corporate Properties Trust (“Lexington”) and Newkirk announced that they have entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated as of July 23, 2006. Pursuant to the Merger Agreement, Newkirk will be merged with and into Lexington (the “Merger”), and each Newkirk common share is to be converted into 0.8 common shares of the merged company. In connection with the Merger, the Trust entered into a Voting Agreement with Lexington, pursuant to which the Trust agreed to vote the shares of Newkirk held by it in favor of the Merger and any other matter contemplated under the Merger Agreement that could reasonably be expected to facilitate the Merger; provided that the Voting Agreement will terminate upon the earlier of: the effective date of the Merger, the termination of the Merger Agreement in accordance with its terms, the public withdrawal by the Newkirk Board of Directors of its recommendation of the Merger or its public approval of an acquisition proposal other than the Merger.

In addition, the Trust agreed to amend, at the effective time of the Merger, the previously entered into Acquisition Agreement and the Assignment as respects net lease assets of the Trust’s Exclusivity Services Agreement with Michael L. Ashner, both as currently in effect between the Trust and Newkirk, to permit the assignment and assumption of Newkirk’s rights and obligations thereunder to and by Lexington. Also, at the effective time of the Merger, all the Exclusivity Shares of Newkirk common stock held by the Trust will immediately vest and no longer be subject to forfeiture and the lock-up agreement with respect to all Newkirk shares held by the Trust, currently in effect until November 2008, will thereupon terminate.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Newkirk Equity Investment (Continued)

In connection with the Merger, the advisory agreement between Newkirk and NKT Advisors will be terminated and NKT Advisors will receive a termination fee of which $5.5 million is attributable to the NKT Advisors incentive fee from Newkirk. Pursuant to the terms of the advisory agreement between the Trust and FUR Advisors, the fee payable by the Trust to FUR Advisors is reduced by 80% of all incentive fee paid by Newkirk to NKT Advisors. Accordingly, upon consummation of the Merger, the advisory fee payable by the Trust to FUR Advisors will be reduced by an aggregate of $4.4 million. If there is any unused portion of the $4.4 million outstanding after the eighth calendar quarter following the Merger, FUR Advisors is obligated to pay such unused portion to the Trust.

The Trust’s investment in Newkirk is accounted for on the equity method.

The investment in Newkirk consists of the following:

2006

Balance, January 1	$70,304
Equity in income	7,777
Dividends received	(4,680)

Balance, September 30	$73,401

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Newkirk Equity Investment (Continued)

Summary financial information of Newkirk is as follows (in thousands):

	As of September 30, 2006	As of December 31, 2005

Condensed Balance Sheet Information
Real estate investments, net	$978,512	$943,992
Cash and cash equivalents	133,859	174,816
Other assets	340,050	226,276

Total Assets	$1,452,421	$1,345,084

Note payable	$549,074	$593,463
Other liabilities	322,471	241,049

Total Liabilities	871,545	834,512

Minority Interests	393,097	334,531
Shareholders’ Equity	187,779	176,041

Total Liabilities, Minority Interests,
And Shareholders’ Equity	$1,452,421	$1,345,084

On the Trust’s Consolidated Balance
Sheet:
Equity Investment	$73,401	$70,304

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006

Condensed Statements of Operations
Information
Revenues	$53,152	$159,280
Equity in earnings (loss) of limited partnerships	(198)	1,511
Interest expense	(14,600)	(40,619)
General and administrative	(2,248)	(7,264)
Exclusivity Agreement expense	(833)	(2,500)
Depreciation and amortization	(9,805)	(28,168)
Other expenses	(5,341)	(10,560)
Minority interest	(16,150)	(56,405)
Discontinued operations	15,839	19,167

Net income	$19,816	$34,442

On the Trust’s Consolidated Statements of
Operations and Comprehensive Income
Equity in earnings of equity investment	$4,475	$7,777

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Investment in Joint Venture

On March 31, 2006, Newkirk and the Trust entered into a joint venture to acquire and originate loans secured, directly and indirectly, by real estate assets through 111 Debt Holdings LLC (“111 Debt Holdings”). The joint venture is owned equally by Newkirk and the Trust. The Trust and Newkirk initially committed to invest up to $50,000,000 each in the joint venture. In addition, the joint venture has entered into a $300,000,000 repurchase agreement with Column Financial Inc., a subsidiary of Credit Suisse First Boston, pursuant to which the joint venture expects to leverage up to 75% of the assets held in the joint venture.  In May 2006, the joint venture entered into a second repurchase agreement with Bear Stearns International Ltd. enabling the joint venture an additional $200,000,000 in leverage. At September 30, 2006, 111 Debt Holdings had balances outstanding of $72,028,000 and $96,942,000 under the Column repurchase agreement and Bear Stearns repurchase agreement, respectively. Effective October 13, 2006, each of the Trust and Newkirk agreed to commit an additional $50,000,000 ($100,000,000 in the aggregate) to the joint venture. Upon acquisition and origination of a sufficient level of loan obligations, the joint venture may form one or more collateral debt obligation pools.

In connection with the formation of the joint venture, Newkirk contributed existing loan assets which had been acquired in anticipation of the formation of the joint venture and the Trust contributed $11,374,000, which amount was equal to 50% of the net equity.

The joint venture is governed by an investment committee which consists of two members appointed by each of Newkirk and the Trust with one additional member being appointed by the common management of Newkirk and the Trust. All decisions requiring the consent of the investment committee require the affirmative vote by three of the four members appointed by Newkirk and the Trust. Pursuant to the terms of the joint venture agreement of 111 Debt Holdings, all material actions to be taken by 111 Debt Holdings, including investments in excess of $20,000,000, require the consent of the investment committee; provided, however, the consent of both Newkirk and the Trust is required for the merger or consolidation of 111 Debt Holdings, the admission of additional members, the taking of any action that, if taken directly by Newkirk or the Trust, would require consent of the Trust’s Conflicts Committee or Newkirk’s independent directors, the entering into of any agreement with FUR Advisors or the amendment of the joint venture agreement.

The Trust accounts for this investment using the equity method.

The investment in joint venture consists of the following (in thousands):

2006

Balance, January 1	$–
Investment in joint venture	47,601
Equity in loss of joint venture	(21)

Balance, September 30	$47,580

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Investment in Joint Venture (Continued)

The joint venture’s condensed balance sheet as of September 30, 2006 was as follows (in thousands):

September 30, 2006

Condensed Balance Sheet Information
Cash and restricted cash	$5,948
Investment in debt securities	261,835
Other assets	230

Total assets	$268,013

Accounts payable and other liabilities	$3,531
Repurchase agreements	168,970
Members’ equity	95,512

Total liabilities and members’ equity	$268,013

On the Trust’s Consolidated Balance
Sheet:
Equity investment in joint venture	$47,580

	For the Three Months Ended September 30, 2006	For the Six Months Ended September 30, 2006

Condensed Statement of Operations Information
Interest income	$4,629	$6,278
Loss from change in fair market value of interest rate derivatives	(3,759)	(2,967)
Interest expense	(2,067)	(2,691)
General and administrative	(344)	(662)

Net loss	$(1,541)	$(42)

On the Trust’s Consolidated Statement of Operations and Comprehensive Income
Equity in loss of equity investment in joint venture:	$(770)	$(21)

The joint venture commenced operations on March 31, 2006.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Repurchase Agreements

Information pertaining to the repurchase agreements entered into in connection with the mortgage-backed securities (see Note 4) as of September 30, 2006 is as follows (dollars in thousands):

				September 30, 2006

	Expiration	Interest Rate as of September 30, 2006		Debt Carrying Value	Collateral Carrying Value

Repurchase agreement with	October 25, 2006,
Bear Stearns and Co., Inc.	renewable monthly
as counter-party		5.31%	(1)	$76,741	$79,905

Repurchase agreement with	October 25, 2006,
Bear Stearns and Co., Inc.	renewable monthly
as counter-party		5.31%		19,820	20,524

				$96,561	$100,429

(1)	As a result of the Trust entering into an interest rate swap agreement with a notional amount guaranteed to equal the balance on this portion of the repurchase agreement, it has effectively fixed the rate at 4.05% through January 2008.

Since the acquisition of its mortgage backed securities, the Trust has paid $1,125,281 on its repurchase agreements in connection with margin calls.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt

The Trust’s debt is summarized as follows (in thousands):

	Maturity	Spread Over LIBOR/ Prime	Interest Rate as of September 30, 2006	Balance as of September 30, 2006	Balance as of December 31, 2005

Mortgage Loans Payable:

Fixed Interest Rate:

Plantation, FL (1)	March 2010	–	–	–	$10,644
Kroger Properties (1)	November 2010	–	–	–	9,613
Jacksonville, FL (1)	July 2011	–	–	–	6,488
Amherst, NY	October 2013	–	5.65%	17,706	17,948
Indianapolis, IN	April 11, 2015	–	5.82%	4,522	4,564
Houston, TX	April 2016	–	6.66%	72,840	74,444
Andover, MA	February 2011	–	6.60%	6,636	–
S. Burlington, VT	February 2011	–	6.60%	2,844	–
Chicago, IL	March 2016	–	5.75%	21,600	–
Lisle, IL	June 2016	–	6.26%	24,600	–

Variable Interest Rate:

Various	June 2009	LIBOR + 1.75%	(2)	69,238	51,417
Chicago, IL	March 2007	Prime + 0.50%	8.75%	9,500	–
Chicago, IL	March 2007	Prime + 0.50%	8.75%	4,161	–

Total Mortgage Debt				$233,647	$175,118

Loans Payable:

Secured by joint venture
participation in the Toy
Building Loan	April 2008	LIBOR + 3.00	8.33%	$30,000	$30,000
Miscellaneous	February 2007	–	7.50%	9	25

				$30,009	$30,025

Revolving Line of Credit:

$70 Million Revolving Line
of Credit	December 2008	LIBOR + 2.25%	7.125%	$7,000	$16,000

(1)	Loans were satisfied during 2006.

(2)	As a result of the Trust entering into an interest rate swap agreement in the notional amount of $40,000,000, the Trust has effectively converted the interest rate from a floating rate to a fixed rate of 8.55% through November, 2007. The remaining principal amount of $29,238,000 remains variable at LIBOR plus 1.75% (which equated to 7.25% on $11,022,000 and 7.125% on $18,216,000 at September 30, 2006).

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt (Continued)

During March and April 2006, the Trust satisfied the three first mortgage notes secured by the Jacksonville, Florida property. In March 2006, the Trust satisfied two first mortgage notes for approximately $3,414,000 and recognized a $165,000 gain on the early extinguishment of debt. In April 2006, the Trust satisfied the remaining first mortgage note for approximately $2,500,000 and recognized a gain on the early extinguishment of debt of $249,000.

On June 30, 2006, the Trust modified its existing mortgage loan secured by certain of the Trust’s net lease properties, commonly referred to as the FINOVA portfolio. The loan which had a principal balance outstanding of $51,022,000 at June 30, 2006, was modified to (a) reduce the interest rate from LIBOR plus 4.50% to LIBOR plus 1.75%, (b) extend the maturity to June 30, 2009, subject to two one-year extensions and (c) eliminate the requirement for principal payments equal to 50% of cash flow (as defined) and replaced this requirement with quarterly principal payments of approximately $306,000, beginning April 1, 2007. During the second quarter of 2006, in connection with the foregoing modifications, the Trust incurred a fee of $730,000 and recognized a loss on the early extinguishment of debt of $525,000.

The lender has agreed to advance an additional amount up to $22,000,000 to be used to refinance the Trust’s existing first mortgage debt secured by its properties leased to The Kroger Co. and Bell South Communications, Inc.  An additional draw of approximately $9,331,000 was made in August 2006 to satisfy the first mortgage debt secured by its properties leased to the Kroger Co. An additional draw of approximately $8,885,000 was made in September 2006 to satisfy the first mortgage debt secured by its property leased to Bell South Communications, Inc. A final additional draw of approximately $778,000 was made in October 2006 to cover costs associated with the loan modification. The additional draws which total $18,994,000 are subject to the same terms as the modified loan and also require that in 2006 the Trust make additional principal payments equal to what would have been paid under the existing first mortgage debt encumbering these properties. In connection with the satisfaction of the first mortgage debt, the Trust recognized a loss on the early extinguishment of debt of $543,000 in the third quarter of 2006.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	Hedge Instruments

The table below presents information about the Trust’s interest rate swaps at September 30, 2006 (dollars in thousands):

Active Period Through	Swap Rate	Notional Amount of Hedged Liability	Cost of Hedge	Estimated Fair Value/Carrying Value	Gross Unrealized Gain (Loss) For the Nine Months Ended September 30, 2006

November 2007	8.55%	$40,000	$–	$1,085	$76
January 2008	4.05%	$85,832	$–	$808	(122)

No hedge ineffectiveness as defined by FAS No. 133 on cash flow hedges was recognized for the three and nine months ended September 30, 2006.

13.	Convertible Preferred Shares of Beneficial Interest

Series A Preferred Shares

On February 7, 2006, the Trust converted all of its outstanding Series A Shares into 4,836,763 Common Shares. The conversion was effected in accordance with the Certificate of Designations for the Series A Shares at a ratio of 4.92 Common Shares per Series A Share.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	Common Shares of Beneficial Interest

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

Dividend Reinvestment Plan

On August 24, 2006, the Trust filed a Registration Statement on Form S-3 to register for issuance up to 2,500,000 Common Shares to be issued pursuant to its Dividend Reinvestment and Stock Purchase Plan (“DRIP”).  Under the DRIP, holders of Common Shares can reinvest all or a portion of the dividends paid on the Common Shares as well as invest additional sums in Common Shares.  Any Common Shares issued in connection with the DRIP are sold at a price equal to 98% of the average of the high and low trading prices on the day the applicable dividend is paid.  On October 16, 2006, pursuant to the DRIP, the Trust issued a total of 125,909 Common Shares for a gross sales price of $805,129.

Public Offering of 15,000,000 Common Shares

On October 18, 2006, the Trust announced its intention to sell approximately 15,000,000 newly issued Common Shares in an underwritten public offering pursuant to the Trust’s effective shelf registration statement.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	Discontinued Operations

During the third quarter of 2006, the Sherman, Texas property previously included in discontinued operations was placed back in service due to the determination that the potential sale to the tenant is unlikely. The operating results of this property are now included in continuing operations for all periods presented in the financial statements.

The Trust classified as discontinued operations the income and expenses for the Little Rock, Arkansas property (sold June 2004) and Ventek (sold December 2005) in its consolidated statement of operations and comprehensive income. In addition, the Trust has classified the assets and liabilities related to the Little Rock, Arkansas property and Ventek as assets of discontinued operations and liabilities of discontinued operations.

Liabilities of discontinued operations at September 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	2006	2005

Mortgage loan payable	$–	$822
Accounts payable and accrued expenses	827	837

	$827	$1,659

The combined results related to discontinued operations for the three and nine months ended September 30, 2006 and September 30, 2005 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(Amounts in thousands)	2006	2005	2006	2005

Total revenues	$12	$–	$18	$454
Total expenses	–	(13)	(1)	(16)

Income (loss) from discontinued operations	$12	$(13)	$17	$438

16.	Contingencies

Indemnity to Former Trustee

William Ackman, a former Trustee of the Trust, has made demand on the Trust for indemnification for approximately $1.5 million of expenses incurred by him in his capacity as a Trustee in connection with the litigation matters relating to the aborted merger of the Trust with Gotham Golf Corp., an entity controlled by Mr. Ackman.

The Trust has forwarded this demand to its insurance carrier. Both the Trust’s insurance carrier and the Trust have denied Mr. Ackman’s demand based on the lack of adequate documentation submitted to date and the absence of a release from Mr. Ackman. No reserve for any liability attributable to this matter has been accrued in the financial statements as of September 30, 2006.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	Contingencies (Continued)

Indemnity to Imperial Parking Limited

Revenue Canada made inquiries of Imperial Parking relating to deductions taken by Imperial Parking at the time it was owned by FUMI. If these deductions are ultimately disallowed, Imperial Parking may make a claim for indemnification for amounts owed to Revenue Canada. Although FUMI is required to indemnify Imperial Parking for certain damages, FUMI might not be required to indemnify Imperial Parking for these particular damages. However, the Trust has established a reserve for possible costs related to this matter.

Condemnation Proceedings

The City of St. Louis has commenced a condemnation proceeding with respect to the Trust’s property in St. Louis, Missouri.  The property, which is currently vacant, is leased to The Kroger Company pursuant to a net lease with a term scheduled to expire October 31, 2010 and annual rent of $233,000.  The City is seeking to take the property as part of an area-wide redevelopment program.  At present the Trust and the tenant are contesting the condemnation.  Pursuant to the terms of the lease with the tenant, the tenant is required to make a revocable offer to purchase the property at a scheduled price at such time, if at all, as a condemnation occurs.  The scheduled price, which decreases over time, is slightly in excess of the existing principal balance due on the loan secured by the property.  It is not possible at this time to determine whether the City will be successful in its efforts to take the property.

17.	Related-Party Transactions

The following describes certain related party transactions not discussed elsewhere in the footnotes.

The affairs of the Trust and its subsidiaries are administered by FUR Advisors pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. For providing such services, FUR Advisors is entitled to a base management fee calculated based on either an asset based calculation or an equity based calculation, whichever results in a lesser amount on a quarterly basis.

FUR Advisors is also entitled to receive (i) property and construction management fees at commercially reasonable rates as determined by the independent Trustees of the Board, and (ii) an incentive fee. At September 30, 2006, Winthrop Management L.P., an affiliate of FUR Advisors, provides property management services at five of the Trust’s properties and receives a fee for such services equal to 3% of gross revenues at the property or a minimum of $500.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	Related-Party Transactions (Continued)

The incentive fee entitles FUR Advisors to receive (a) an amount equal to 20% of all distributions paid to holders of Common Shares after December 31, 2003 in excess of the Threshold Amount, hereinafter defined, and in addition, (b) upon the termination of the Advisory Agreement, an amount equal to 20% of the “liquidation value” of the Trust in excess of the Threshold Amount at the termination date. As defined in the Advisory Agreement, the Threshold Amount is equal to (x) $71,300,000, increased by the net issuance price of all Common Shares, with an adjustment for Preferred Shares converted, issued after December 31, 2003, and decreased by the redemption price of all shares redeemed after December 31, 2003 plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct damages to the Trust if the Advisory Agreement is terminated by the Trust for cause. At September 30, 2006, the Threshold Amount was $137,908,000.

The following table sets forth the fees and reimbursements paid by the Trust for the three and nine months ended September 30, 2006 and 2005, respectively to FUR Advisors and Winthrop Management L.P. (in thousands):

	Three Months Ended				Nine Months Ended

	2006		2005		2006		2005

Asset Management (1)	$896	(3)	$724	(3)	$2,522	(3)	$1,905	(3)
Property Management (2)	63		9		149		29
Incentive Fee	–		–		–		–

(1)	Payable to FUR Advisors

(2)	Payable to Winthrop Management L.P.

(3)	Determined using the equity based method

18.	Restatement

Subsequent to the issuance of the Trust’s consolidated financial statements for the quarterly period ended September 30, 2005, management determined that the Trust’s consolidated balance sheet as of September 30, 2005, and its statements of operations and comprehensive income and cash flows for the associated three and nine months ended September 30, 2005 should be restated. In the nine months ended September 30, 2005, $100,000,000 of Series B-1 Shares were issued and were previously included in shareholders’ equity but should have been included in total liabilities, and the related costs associated with the issuance of the Series B-1 Shares in the amount of $5,684,000 should have been included as deferred costs. In addition, the deferred costs should have been amortized, and the dividends accrued on the Series B-1 Shares should have been treated as interest expense.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	Restatement (Continued)

The effects of the restatement are as follows (in thousands except per share amounts):

Statements of Operations for the Three and Nine Months Ended September 30, 2005:

	As Previously Reported	As Restated	As Previously Reported	As Restated

	For the Three Months Ended September 30, 2005		For the Nine Months Ended September 30, 2005

Interest expense	$4,491	$6,334	$10,530	$14,653
Net income	13,256	11,427	16,819	12,741
Net income (loss) applicable to
Common Shares of Beneficial Interest	11,115	10,911	11,641	11,193
Earnings per share – basic	0.35	0.34	0.37	0.35
Earnings per share - diluted	$0.22	$0.22	$0.30	$0.31

Statement of Cash Flows for the Nine Months Ended September 30, 2005:

	As Previously Reported	As Restated

Cash Flows from Operating Activities:

Net income	$16,819	$12,741
Depreciation and amortization	3,469	3,917
Net change in other operating assets and liabilities	(2,514)	(1,427)
Net cash flow provided by operating activities	8,385	5,855

Cash Flows from Financing Activities:

Deferred financing costs	(304)	(5,988)
Issuance of Series B-1 Shares	94,316	100,000
Dividends paid on Series A and Series B-1 shares	(4,078)	(1,548)
Net cash flow provided by financing activities	$213,774	$216,304

19.	Business Segments

The following tables present a summary of revenues from Operating Properties, Loans and Real Estate Securities and expenses incurred by each segment for the three and nine months ended September 30, 2006 and September 30, 2005. The Trust includes in Corporate Income (Expense) interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Business Segments (in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Operating Properties
Rents and other	$9,784	$6,373	$28,032	$18,228
Operating expenses	(1,129)	(183)	(2,951)	(564)
Real estate taxes	(329)	(21)	(908)	(62)

	8,326	6,169	24,173	17,602

Loans
Interest income	3,333	208	9,801	427
Equity earnings in preferred equity investment	1,887	1,468	4,856	2,598
Equity loss of equity investment in joint venture	(770)	–	(21)	–

	4,450	1,676	14,636	3,025

Real Estate Securities
Dividends	230	414	641	1,319
Gain on sale of real estate securities	619	101	8,125	243
Assignment of exclusivity agreement	833	–	2,500	–
Equity earnings in equity investment	4,475	–	7,777	–

	6,157	515	19,043	1,562

Less - Depreciation and Amortization
Operating Properties	2,981	1,771	8,306	4,987
Loans	84	–	186	–

Less - Interest Expense
Operating Properties	3,626	3,165	10,754	9,066
Loans	2,173	1,261	6,209	1,261

Corporate Income (Expense)
Interest income	174	1,825	678	3,026
Interest expense	(1,884)	(1,908)	(6,201)	(4,326)
General and administrative	(1,795)	(1,046)	(5,015)	(3,732)
State and local taxes	(110)	(606)	(330)	(615)
Legal Settlement	–	11,000	–	11,000
Loss on early extinguishment of debt	(543)	–	(668)	–

Income from continuing operations before
minority interest	5,911	11,428	20,861	12,228
Minority interest	(737)	12	(2,088)	75

Income from continuing operations	5,174	11,440	18,773	12,303

Income (loss) from discontinued operations	12	(13)	17	438

Net Income	$5,186	$11,427	$18,790	$12,741

Capital Expenditures
Operating properties	$196	$108	$1,190	$614

			September 30, 2006	September 30, 2005

Identifiable Assets
Operating Properties			$273,565	$197,150
Loans			304,284	196,681
Real Estate Securities			100,352	30,418
Other			38,192	109,167

Total Assets			$716,393	$533,416

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Trust’s Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2005 under “Forward Looking Statements” and “Item 1. Business - Risk Factors.” For these statements, the Trust claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Trust’s consolidated financial statements for the three and nine months ended September 30, 2006.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in the report.

Overview

We are a real estate investment trust (“REIT”) engaged in the business of owning real property and real estate related assets through our direct ownership of real property loans secured by real estate property and acquisitions of equity and debt securities of other REITs. Our primary business is making investments in: (i) operating properties; (ii) joint ventures formed to invest in real estate related assets; (iii) loans; and (iv) real estate securities. We make these investments in three strategic business segments: (i) Operating Properties, (ii) Loans and (iii) Real Estate Securities.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (Continued)

Our business objective is to maximize long-term shareholder value through superior total returns on our investments. We measure our success in meeting this objective by a number of factors, including increases in diluted per share net income, cash returns generated by our investments, increases in shareholder equity and total return to our shareholders. In addition, funds from operations (“FFO”), while not an ideal measurement given the nature of the Trust’s investments, is also a useful measurement with which to facilitate a comparison of current operating performances among REITs.

During the three and nine months ended September 30, 2006 and 2005 our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net income applicable to Common Shares	$5,186,000	$10,911,000	$18,790,000	$11,193,000

Net income per Common Share, basic	$0.11	$0.34	$0.44	$0.35

Net income per Common Share, diluted	$0.10	$0.22	$0.36	$0.31

Funds from Operations per Common Share, diluted			$0.44	$0.36

Net cash flow provided by operating activities			$21,045,000	$5,612,000

At September 30, 2006 and December 31, 2005, total assets and total shareholders’ equity were as follows:

	September 30, 2006	December 31, 2005

Total assets	$716,393,000	$658,848,000

Total shareholders’ equity	$194,973,000	$159,606,000

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

Shareholders’ equity increased by $35,367,000 to $194,973,000 primarily as the result of our issuance of common shares of beneficial interest (“Common Shares”) and the net income recognized during the nine months ended September 30, 2006. Shareholders’ equity, under generally accepted accounting principles, attributable to the Common Shares increased from $3.95 per Common Share at December 31, 2005 (after giving effect to the conversion of the Series A Preferred Shares) to $4.26 per Common Share at September 30, 2006. In addition, common shareholders received a dividend of $0.11 per Common Share in January 2006 as well as a dividend equal to $0.12 per Common Share in August 2006 and $0.06 per Common Share in October 2006.

We intend to continue to pursue our business objective by basing our investments on our assessment that a potential investment is significantly undervalued on a risk adjusted basis or presents an opportunity to outperform the marketplace. Additionally, we will make investments in assets believed to be underperforming and in which we believe, through an infusion of capital and improved management, an appropriate return on investment can be realized. Consequently, with certain limitations, we will seek opportunities to invest in or acquire most types of real estate assets or securities. As a result of our investment in Newkirk Realty Trust, Inc. (“Newkirk”) as described below, it is unlikely that we will invest directly in net lease or single-tenant properties. However, we will have a significant investment in single-tenant assets through our ownership of shares in Newkirk, and after the consummation of the proposed merger with Lexington Corporate Properties Trust (“Lexington”), through our ownership of shares in Lexington. Moreover, except as limited by the restrictions placed on us in order to meet our requirements to maintain REIT status, our investment decisions will not be materially affected by the nature of an investment or where that investment falls in an entity’s capital structure. We will acquire entities that own real estate, invest directly in the equity of a real estate asset exclusively or through a venture, acquire preferred equity, mezzanine debt or first mortgage debt of a real estate asset to the extent we believe the ownership of the underlying real estate would be consistent with our investment goals. In general, it is not expected that we will invest in an entity in which we do not own 100% of the equity unless we control or have significant influence on management of the entity or have the means to acquire control of the investment or have a mechanism in place to exit the investment for a price consistent with fair value at a time of our election.

In view of the foregoing, our near-term investment strategy will be to identify and invest in discrete real estate investments consistent with the stated criteria. As appropriate investment opportunities arise, we will aggressively pursue such opportunities independently or through the formation of joint ventures. We intend to fund these investments through one or more of the following: cash reserves, borrowings under our credit facility, property loans or the issuance of debt and/or equity. Toward that end, during 2006 we issued additional equity, instituted a

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

dividend reinvestment and stock purchase plan, announced plans to issue more equity and have increased the amount of our revolving credit facility. For the long-term, as investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities.

Accordingly, our Consolidated Statements of Operations and Comprehensive Income include both income from continuing operations and discontinued operations.

Significant investments, dispositions and financing transactions during the nine months ended September 30, 2006 included:

o	acquiring three office properties containing approximately 290,000 square feet;

o	acquiring in a joint venture, two loans secured by first priority liens on 241,000 square feet of commercial space, an indoor parking structure, the underlying land and unsold condominiums at a property commonly referred to as River City in Chicago, Illinois;

o	forming a joint venture with Newkirk as described further below in “Management’s Discussion of Liquidity and Capital Resources” to acquire and originate loans and create collateral debt obligation pools;

o	selling all of our 1,755,600 shares in Sizeler for an aggregate sale price of approximately $25,363,000, representing an aggregate gain excluding dividends of $7,843,000;

o	obtaining $70,530,000 in first mortgage indebtedness; and

o	modification of our mortgage debt encumbering certain of our net lease properties commonly referred to as the Finova Portfolio;

Other significant milestones for the nine months ended September 30, 2006 included:

o	redeeming our Series A Preferred Shares;

o	issuing rights to our common and preferred shareholders to subscribe for and purchase up to an aggregate of 5,220,022 of newly-issued Common Shares for a price of $5.25 per Common Share, which was fully subscribed, raising net proceeds in the second quarter of 2006 of approximately $27,122,000;

o	establishing a quarterly dividend of $0.06 per Common Share retroactive to January 1, 2006; and

o	instituting a dividend reinvestment and stock purchase plan.

In addition, on October 18, 2006 we announced our intention to sell approximately 15,000,000 newly issued Common Shares in an underwritten public offering pursuant to our effective shelf registration statement previously filed with the Securities and Exchange Commission.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates

A summary of the Trust’s critical accounting policies is included in our Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2005. There have been no significant changes to those policies during 2006.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This statement (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS No. 155 will have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Trust is currently evaluating the impact that the adoption of FIN No. 48 will have on the Trust’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 provides guidance on the

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Standards (Continued)

consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We do not believe that the adoption of SAB 108 will have any effect on our consolidated financial statements.

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

Net Earnings

Net income applicable to Common Shares increased by $7,597,000 to $18,790,000 for the nine months ended September 30, 2006 from $11,193,000 for the nine months ended September 30, 2005. As described in greater detail below, the increase was due primarily to an increase in other income of $8,728,000, the components of which are discussed further below, and an increase in revenues of $16,152,000. These increases were partially offset by an increase in expenses of $16,247,000 and an increase in earnings allocated to minority interest of $2,163,000, both of which are also discussed in detail below.

Results of Operations – Nine Months Ended September 30, 2006 Versus September 30, 2005

Operating Properties

Revenues and expenses increased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 primarily as a result of our acquisition of the Andover, Massachusetts property, the Burlington, Vermont property and the two wholly-owned Lisle, Illinois properties. This was partially offset by the results at our Jacksonville, Florida property which was vacated by Winn Dixie in November 2005. This property was approximately 81% leased at September 30, 2006. The operating results from all our other properties remained relatively constant.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Nine Months Ended September 30, 2006 Versus September 30, 2005(Continued)

Operating Properties (Continued)

o	Rental income increased by $9,804,000 to $28,032,000 for the nine months ended September 30, 2006 from $18,228,000 for the nine months ended September 30, 2005. This increase was partially offset by a reduction in rental revenue of $516,000 at our property located in Jacksonville, Florida;

o	operating expenses from our properties increased by $2,387,000 to $2,951,000 for the nine months ended September 30, 2006 from $564,000 for the nine months ended September 30, 2005;

o	real estate tax expense increased by $846,000 to $908,000;

o	interest expense related to our operating properties was $10,754,000 for the nine months ended September 30, 2006 compared to $9,066,000 for the nine months ended September 30, 2005 due primarily to the new financings obtained in late 2005 and the first quarter 2006, the effects of which were partially offset by more favorable interest rates obtained by the refinancing in 2006 of certain mortgage debt;

o	loss on extinguishment of debt was $668,000 for the nine months ended September 30, 2006 compared to $0 for the same period in 2005 due to the refinancing of the first mortgage debt encumbering the Finova portfolio on more favorable terms ; and

o	depreciation and amortization expense relating to our operating properties increased by $3,319,000 to $8,306,000 for the nine months ended September 30, 2006 compared to $4,987,000 for the nine months ended September 30, 2005.

Loans

Interest income from our loan investments was $9,801,000 for the nine months ended September 30, 2006 compared to $427,000 for the nine months ended September 30, 2005. The increase was due primarily to our investment in the Toy Building loan which generated $4,773,000 of interest income during the nine months ended September 30, 2006 and our investment in whole pool agency mortgage-backed securities, which generated interest income of $3,813,000 during this same period. Equity in earnings in preferred equity investments increased by $2,258,000 to $4,856,000 for the nine months ended September 30, 2006. The increase was due to our April 2005 origination of 24 mezzanine loans and two second mortgage loans, commonly referred to as the “Marc portfolio” and the sale in the third quarter 2006 of two of the properties indirectly securing these loans, which generated a gain of approximately $410,000. Partially offsetting some of these increases was an unrealized decline in fair market value of our joint venture’s investment with Newkirk, 111 Debt Holdings, interest rate swaps which resulted in $21,000 of equity loss.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Nine Months Ended September 30, 2006 Versus September 30, 2005 (Continued)

Loans (Continued)

Interest expense related to our loan investments was $6,209,000 for the nine months ended September 30, 2006 compared to $1,261,000 for the nine months ended September 30, 2005 due primarily to the financing secured by our Toy Building loan and interest expense incurred on our repurchase agreements secured by whole pool agency mortgage-backed securities.

Real Estate Securities

During 2005 we significantly increased our investment in real estate securities, most notably by our investment in Newkirk. This investment generated equity earnings of $7,777,000 during the nine months ended September 30, 2006. In addition, as a result of our assignment of certain rights with respect to net lease assets under an Exclusivity Services Agreement with Michael Ashner, we recognized other income of $2,500,000 during the nine months ended September 30, 2006. Dividends recognized on other real estate securities were $641,000 during the nine months ended September 30, 2006 compared to $1,319,000 for the nine months ended September 30, 2005. This decrease was due primarily to the sale of Sizeler stock during 2006. Also during the nine months ended September 30, 2006, we recognized gains aggregating $8,125,000 on the sale of our shares of certain real estate securities, primarily shares of Sizeler stock.

Corporate Activities

Interest income earned on our cash and cash equivalents during the nine months ended September 30, 2006 was $678,000 compared to $3,026,000 for the same period during 2005. The decrease was due primarily to less cash invested during the nine months ended September 30, 2006.

Interest expense increased by $1,875,000 to $6,201,000 for the nine months ended September 30, 2006 from $4,326,000 for the nine months ended September 30, 2005. The increase was primarily related to the $1,400,000 increase in dividends on the Series B-1 Cumulative Convertible Redeemable Preferred Shares (the “Series B-1 Shares”) due to the shares being outstanding nine months during 2006 while being outstanding seven months during 2005 which dividends are treated as interest expense for financial reporting purposes. The additional increase was related to interest expense incurred on the Line of Credit borrowing during 2006.

General and administrative expenses increased by $1,283,000 to $5,015,000 for the nine months ended September 30, 2006 from $3,732,000 for the nine months ended September 30, 2005. This was primarily due to increases in the advisory fee paid to FUR Advisors of $538,000 as a

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Nine Months Ended September 30, 2006 Versus September 30, 2005 (Continued)

Corporate Activities (Continued)

result of the increase in our outstanding equity and increased legal, auditing and tax preparation fees accrued of $790,000 which were partially offset by a savings in directors and officers insurance expense of $69,000.

State Income Taxes

State income taxes of $330,000 for the nine months ended September 30, 2006 resulted from our anticipating taxable income for state purposes after the dividends paid deduction and utilization of net operating losses. The decrease in state income taxes of $285,000 from the same period in 2005 is due to a higher dividend paid deduction during 2006.

Legal Settlement

In 2005 we settled litigation with the state of California related to flood damage at our Peachtree Mall property. In connection with this settlement $11,000,000 was accrued during the third quarter 2005 and was paid during the fourth quarter 2005.

Comprehensive Income

Comprehensive income for the nine months ended September 30, 2006 was comprised of $8,125,000 of gain recognized during the nine months ended September 30, 2006 due to the sale of real estate securities available for sale and consequently included in net income as well as unrealized gain on our real estate securities available for sale of $4,953,000, unrealized gain of $648,000 on our mortgage backed securities held for sale and unrealized loss on our interest rate swap and cap agreements of $46,000.

Comprehensive income for the nine months ended September 30, 2005 was comprised of $243,000 of gain recognized during the nine months ended September 30, 2005 due to the sale of real estate securities available for sale and consequently included in net income as well as unrealized gain on our real estate securities available for sale of $1,192,000, unrealized loss of $1,159,000 on our mortgage backed securities held for sale and unrealized gain on our interest rate swap and cap agreements of $1,730,000.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Three Months Ended September 30, 2006 Versus September 30, 2005

Operating Properties

Revenues and expenses increased for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 primarily as a result of our acquisition of the Andover, Massachusetts property, the Burlington, Vermont property and the two wholly-owned Lisle, Illinois properties. This was partially offset by the results at our Jacksonville, Florida property which was vacated by Winn Dixie in November 2005. This property was approximately 81% leased at September 30, 2006. The operating results from all our other properties remained relatively constant.

o	Rental income increased by $3,411,000 to $9,784,000 for the three months ended September 30, 2006 from $6,373,000 for the three months ended September 30, 2005;

o	operating expenses from our properties increased by $946,000 to $1,129,000 for the three months ended September 30, 2006 from $183,000 for the three months ended September 30, 2005;

o	real estate tax expense increased by $308,000 to $329,000 for the three months ended September 30, 2006;

o	interest expense related to our operating properties was $3,626,000 for the three months ended September 30, 2006 compared to $3,165,000 for the three months ended September 30, 2005 due primarily to the new financings obtained in late 2005 and during 2006, the effects of which were partially offset by more favorable interest rates obtained by the refinancing in 2006 of certain mortgage debt; and

o	depreciation and amortization expense relating to our operating properties increased by $1,210,000 to $2,981,000 for the three months ended September 30, 2006 compared to $1,771,000 for the three months ended September 30, 2005.

Loans

Interest income from our loan investments was $3,333,000 for the three months ended September 30, 2006 compared to $208,000 for the three months ended September 30, 2005. The increase was due primarily to our investment in the Toy Building which generated $1,659,000 of interest income during the three months ended September 30, 2006 and our investment in whole pool agency mortgage-backed securities, which generated interest income in 2006 of $1,179,000. Equity in earnings in preferred equity investments increased by $419,000 in 2006. The increase was due to the sale of two properties in the Marc portfolio, in which we had an equity participation. Partially offsetting some of these increases was an unrealized decline in value of 111 Debt Holdings’ interest rate swaps which resulted in $770,000 of equity loss.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Three Months Ended September 30, 2006 Versus September 30, 2005 (Continued)

Real Estate Securities

During 2005 we significantly increased our investment in real estate securities, most notably by our investment in Newkirk. This investment generated equity earnings of $4,475,000 during the three months ended September 30, 2006. In addition, as a result of our assignment of certain rights with respect to net lease assets under an Exclusivity Services Agreement with Michael Ashner, we recognized other income of $833,000. Dividends recognized on other real estate securities were $230,000 during the three months ended September 30, 2006 compared to $414,000 for the three months ended September 30, 2005. Also during the three months ended September 30, 2006, we recognized gains aggregating $619,000 on the sale of our shares of Sizeler stock.

Corporate Activities

Interest income earned on our cash and cash equivalents during the three months ended September 30, 2006 was $174,000 compared to $1,825,000 for the same period during 2005. The increase was due primarily to less cash invested during 2006.

Interest expense decreased by $24,000 to $1,884,000 for the three months ended September 30, 2006 from $1,908,000 for the three months ended September 30, 2005. The decrease was primarily related to a lower borrowing base on the Line of Credit borrowing during 2006.

General and administrative expenses increased by $749,000 to $1,795,000 for the three months ended September 30, 2006 from $1,046,000 for the three months ended September 30, 2005. This was primarily due to an increase in the advisory fee paid to FUR Advisors of $172,000 due to an increase in our outstanding equity and an increase in auditing, legal and tax preparation fees accrued of $511,600.

Comprehensive Income

Comprehensive income for the three months ended September 30, 2006 was comprised of $619,000 of gain recognized during the three months ended September 30, 2006 due to the sale of real estate securities available for sale and consequently included in net income as well as unrealized gain on our real estate securities available for sale of $1,194,000, unrealized gain of $1,020,000 on our mortgage backed securities held for sale and unrealized loss on our interest rate swap and cap agreements of $1,188,000.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Three Months Ended September 30, 2006 Versus September 30, 2005 (Continued)

Comprehensive Income (Continued)

Comprehensive income for the three months ended September 30, 2005 was comprised of $101,000 of gain recognized during the three months ended September 30, 2005 due to the sale of real estate securities available for sale and consequently included in net income as well as unrealized loss on our real estate securities available for sale of $1,146,000, unrealized loss of $1,159,000 on our mortgage backed securities held for sale and unrealized gain on our interest rate swap and cap agreements of $1,480,000.

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

Our primary sources of funds for liquidity consist of:

o	cash and cash equivalents;

o	operating cash flow derived primarily from rental income received from our Operating Properties;

o	debt service received from Loans held;

o	dividends received from our ownership of Real Estate Securities;

o	borrowings under our credit facility; and

o	issuance of equity and debt.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

General (Continued)

We had cash and cash equivalents of $20,323,000 at September 30, 2006. In addition, we had $63,000,000 available under our revolving line of credit with KeyBank. In the future, we may raise additional funds through other debt financings and/or equity offerings. Toward that end, (i) in August 2006 we instituted a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) pursuant to which holders of our Common Shares can reinvest all or a portion of the dividends paid on the Common Shares as well as invest additional sums in our Common Shares and (ii) on October 18, 2006, we announced our intention to sell approximately 15,000,000 newly issued Common Shares in an underwritten public offering pursuant to our effective shelf registration statement. On October 16, 2006, pursuant to the DRIP, we issued a total of 125,909 Common Shares for a gross sales price of $805,129.

At September 30, 2006, there was an effective registration statement under which the Trust can offer an aggregate of approximately $330,000,000 equity or debt securities. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. Although to date we have not issued limited partnership interests in a transaction, we believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends and distributions.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $1,305,000 during the nine months ended September 30, 2006. The increase resulted from $21,045,000 of cash provided by operating activities and $39,524,000 of cash generated by our financing activities, which was offset by $59,264,000 of cash used in our investing activities.

The significant components of the cash we used for our investing activities during the nine months ended September 30, 2006 were as follows: (i) $47,601,000 for our investment in our joint venture, 111 Debt Holdings which was used to fund acquisitions described below in the section entitled Equity Investment in Joint Venture; (ii) $20,519,000 for the acquisition and origination of loans; (iii) $37,194,000 for building acquisitions and capital improvements to our existing operating properties; (iv) $2,463,000 for purchases of various real estate securities; (v) increase in restricted cash of $2,839,000; (vi) $1,484,000 for investment in preferred equity; and (vii) $14,858,000 for investment in a limited partnership.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Cash Flows (Continued)

Cash provided by investing activities consisted primarily of $26,201,000 of proceeds received from prepayment on our whole pool mortgage-backed securities available for sale and $28,572,000 of proceeds from the sale of real estate securities. The balance of the increase in cash from investing activities related to the collection of loans receivable of $8,027,000, return of the preferred equity of $3,264,000 and a partial return of the investment in the limited liability company of $1,050,000.

Cash provided by financing activities was the result of several transactions including (i) $88,745,000 of mortgage loan proceeds; (ii) $67,000,000 of proceeds from our revolving line of credit with KeyBank; (iii) $27,122,000 of proceeds from the issuance of Common Shares; and (iv) contributions from minority partners of $2,607,000.

During the nine months ended September 30, 2006, we used cash primarily for financing activities as follows: (i) $516,000 of dividend payments on our Series A Shares; (ii) $9,397,000 of dividend payments on our Common Shares; (iii) $25,155,000 of repayment of borrowings under repurchase agreements; (iv) $30,625,000 of mortgage loan repayments; (v) repayments of borrowings under our revolving line of credit of $76,000,000; and (vi) $2,573,000 for distributions to minority interests.

Cash provided by operating activities of $21,045,000 was comprised of (i) net income of $18,790,000; (ii) net decrease due to adjustments for non-cash items of $1,497,000 and (iii) a net increase due to changes in operating assets and liabilities of $3,752,000. The adjustments for non-cash items were primarily comprised of decreases due to (i) net gains on sale of securities available for sale of $8,125,000; (ii) decrease in deferred income relating to the assignment of the Exclusivity Agreement of $2,500,000; (iii) equity in earnings in excess of distributions of equity investment of $3,097,000; and (iv) bad debt recovery of $20,000 and increases due to (i) depreciation and amortization of $9,879,000; (ii) the effect of straight-lining of rental income of $150,000; (iii) minority interest expense of $2,088,000; (iv) loss on the early extinguishment of debt of $126,000; (v) equity in loss of equity investment in joint venture of $21,000; and (vi) distributions in excess of equity in earnings of preferred equity investment of $12,000. See our discussion of our results of operations above for additional details on our operations.

Equity Investment in Joint Venture

As of October 18, 2006, we contributed $49,601,000 to the joint venture 111 Debt Holdings, $47,601,000 of which was contributed during the nine months ended September 30, 2006, for the following acquisitions:

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

First Mortgage Loans:

o	a $19,000,000 floating rate first mortgage note secured by The Heart of Palm Beach Hotel in Palm Beach, Florida. The two- year loan bears an interest rate of LIBOR plus 2.40% and is subject to three one-year extensions.

B-Notes/Junior Participations in First Mortgage Loans:

o	a $13,000,000 B Note secured by a 638,363 square foot Class A office building in downtown Atlanta for a purchase price of $10,473,000. The B Note has an interest rate of 6.09% and an expected yield of 12.43%.

o	a $4,500,000 junior participation in a first mortgage loan secured by an office portfolio know as Boston Wharf Properties containing a total of 438,522 square feet located in Boston, MA. The underlying loan has a term of two years with three, one-year extensions. The participation interest held by 111 Debt Holdings bears interest at LIBOR plus 2.25%

o	a $20,900,000 junior participation in a first mortgage loan secured by The James Hotel in Chicago, Illinois, a 297 room full service hotel. The underlying loan is scheduled to mature on June 9, 2008 with the ability to extend for one, three year term. The participation interest held by 111 Debt Holdings bears interest at LIBOR plus 2.35%.

o	a $35,000,000 junior participation in a first mortgage loan secured by the JW Marriot Star Pass Resort & Spa , a 575-room full service resort situated on a 380 acre site in Tucson, Arizona. The underlying loan has a term of two years with the ability to extend to August 2011. The participation interest held by 111 Debt Holdings bears interest at LIBOR plus 2.35%.

Mezzanine Loans:

o	a $1,500,000 mezzanine loan secured by the ownership interests in entities owning fee title to a 130,000 square foot industrial facility that is net leased to Rockwell Automation. The loan bears an interest rate of 12% and matures in April 2016.

o	a $10,000,000 participation in a mezzanine loan secured by the ownership interests in entities owning fee title to One Madison Avenue, a 1,100,000 square foot office building located in New York City and 95% leased to Credit Suisse. The loan was purchased for $8,469,000 and has an expected unleveraged yield to maturity of 7.58%.

o	a $20,000,000 mezzanine loan secured by the ownership interests in entities owning fee title to One Pepsi Way, a 539,692 square foot Class A office building situated on 206 acres in Westchester County, NY. The two-year loan bears an interest rate of LIBOR plus 4.25% and is subject to three, one-year extensions.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Mezzanine Loans (Continued):

o	a $19,052,187 fully amortizing mezzanine note secured by the ownership interests in the entities owning fee title to the Computer Associates headquarters, a 778,367 square foot office building located in Islandia, NY and 100% leased to Computer Associates. The loan bears an interest of 8.530% and matures on August 15, 2016.

o	a $1,900,000 mezzanine note secured by the ownership interest in the entities owning fee title to 99 Founder’s Plaza, a 148,000 square foot class-B office building in East Hartford, CT and 100% leased to Bank of America. The mezzanine note bears a fixed interest rate of 12% and matures in September 2016.

Preferred Equity:

o	a $30,000,000 participation in a preferred membership interest in an entity which indirectly holds an ownership interest in the owner of a 907,142 square foot office building located at 450 Lexington Avenue, New York, New York. The participation entitles 111 Debt Holdings to a preferred return of 8.5% and is required to be redeemed prior to August 24, 2007.

Remics/Bonds:

o	$87,345,716 in credit mortgage backed securities and collateral debt obligations as follows:

Security	Class	Face Value at Date of Acquisition	Margin/Coupon	Rating Moody's/S&P/Fitch(1)

BSCMS 04 BA5	Class K	$13,000,000	LIBOR + 3.25	NR/BB/-
COMM 05-FL11	Class L	$15,355,763	LIBOR + 2.25	NR/BBB-/-
BACM 2005-6	Class KC-E	$11,707,811	6.13	NR/BBB/-
G-Force	Class J	$11,000,000	5.60	NR/BBB-/-
LBFRC 2006-LLFA	Class L	$10,000,000	LIBOR + 1.70	NR/BBB-/BBB-
MSC 2006-XLF	Class M	$7,745,207	LIBOR + 1.65	NR/BBB-/-
BALL 04 BBA4	Class K	$7,000,000	LIBOR + 3.10	-/BB/-
BSCMS 06 BBA7	Class K	$4,785,666	LIBOR + 1.70	NR/BBB-/BBB-
Ball 2003 BBA2	Class L	$3,000,000	7.48	-/BB/-
Fortress Rake Bond (MF) 1	FRT1	$2,051,269	LIBOR + 0.95	-/NR/-
Fortress Rake Bond (MF) 2	FRT2	$1,700,000	LIBOR + 1.05	-/NR/-

(1)	Rating at date of purchase

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

In September 2006, we declared a dividend of $2,742,000 ($0.06 per share) on our Common Shares which was paid on October 15, 2006 to holders of record as of September 30, 2006.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

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

The following presents a reconciliation of our net income to our funds from operations for the nine months ended September 30, 2006 and September 30, 2005 (in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2006	September 30, 2005

Net income	$18,790	$12,741
Real estate depreciation	4,405	3,140
Amortization of capitalized leasing costs	3,814	1,763
Real estate depreciation and amortization
of unconsolidated interests	2,655	–
Less: Minority interest share of depreciation
and amortization	(2,186)	(1,914)
Gain on sale of operating property of
unconsolidated interests	(3,452)	–

Funds from operations	24,026	15,730
Series A preferred dividend	–	1,548

Funds from operations applicable to common shares	24,026	14,182
Interest expense on Series B-1 shares	4,847	3,630
Series A preferred dividend	–	1,548

Funds from operations applicable to common
Shares plus assumed conversions	$28,873	$19,360

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds From Operations (Continued)

	For the Nine Months Ended September 30,

	2006	2005

Basic weighted-average Common Shares	42,696	31,887
Convertible Preferred Shares	22,831	21,510
Stock options	62	45

Diluted weighted-average Common Shares	$65,589	$53,442

Funds from operations per share - diluted	$0.44	$0.36

Funds from operations includes funds from continuing operations of $28,856,000 and $18,922,000 for the nine months ended September 30, 2006 and 2005, respectively and funds from operations of discontinued operations of $17,000 and $438,000 for the nine months ended September 30, 2006 and 2005, respectively.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on our cash flow and earnings. Among our liabilities are both fixed and variable rate debt. In an attempt to mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we entered into the following agreements: (i) an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at September 30, 2006 of $69,238,000, from a floating rate equal to LIBOR plus 4.5% to a fixed rate of 8.55% and (ii) an interest rate swap with a balance guaranty on our Repurchase Agreement, which bears interest at LIBOR minus 0.003%, effectively fixing our rate at 4.045% on that financing. The notional amount of the balance guaranty swap was $76,741,000 at September 30, 2006.

The fair value of the Trust’s fixed rate debt approximates its carrying value at September 30, 2006 primarily as a result of the debt being issued in the past 12 months.

The following table shows what the annual effect of an increase in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate loans at September 30, 2006.

	Change in Libor

	1%	2%	3%

Consolidated debt	$997,000	$1,994,000	$2,992,000
Pro-rata share of debt of non-consolidated entities	458,000	916,000	1,374,000
Minority partners share	(255,000)	(509,000)	(764,000)

Total change in annual income	$1,200,000	$2,401,000	$3,602,000

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, we have a pro-rata share of notes and mortgage loans receivable aggregating $69,380,000 as of September 30, 2006, which are based on variable rates, and partially mitigate our exposure to change in interest rates.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Market Value Risk

Our whole pool agency mortgage-backed securities are carried at their estimated fair value of $100,429,000 at September 30, 2006 with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

Prepayment Risk

As we receive prepayments of principal on the whole pool agency mortgage-backed securities, premiums paid on such securities are amortized against interest income using the effective yield method through the expected maturity dates of the securities. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the securities. The amount subject to prepayment risk at September 30, 2006 was the unamortized premium of $683,000.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

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

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Other Matters

There have been no changes in the Company’s internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: October 27, 2006	By:	/s/ Michael L. Ashner

Michael L. Ashner Chief Executive Officer

Date: October 27, 2006	By:	/s/ Thomas C. Staples

Thomas C. Staples Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Bylaws of the Trust as restated on November 8, 2005.	(m)

3.2	Amended and Restated Declaration of Trust as of December 15, 2005.	(p)

4.1	Form of certificate for Shares of Beneficial Interest.	(b)

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust.	(a)

4.3	Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005.	(g)

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest.	(l)

10.1	1999 Trustee Share Option Plan.	(c)

10.2	1999 Long Term Incentive Performance Plan.	(c)

10.3	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002.	(d)

10.4	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003 ("Stock Purchase Agreement"), including Annex A thereto, being the list of Conditions to the Offer.	(e)

10.5	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust and FUR Advisors LLC.	(m)

10.6	Amendment No. 1 to Amended and Restated Advisory Agreement dated May 17, 2006, between the Trust and FUR Advisors.	(t)

10.7	Exclusivity Services Agreement between the Trust and Michael L. Ashner.	(e)

10.8	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005.	(m)

10.9	Covenant Agreement between the Trust and FUR Investors, LLC.	(e)

10.10	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger.	(f)

10.11	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger.	(t)

10.12	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association.	(f)

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

10.13	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association.	(f)

10.14	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

10.15	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

10.16	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P.	(h)

10.17	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation.	(i)

10.18	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(j)

10.19	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(l)

10.20	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(l)

10.21	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(l)

10.22	Loan Agreement, dated May 25, 2005, between FT-Amherst Property LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender.	(k)

10.23	Promissory Note, dated May 25, 2005, in the original principal amount of $18,000,000 from FT-Amherst Property LLC to Greenwich Capital Financial Products, Inc.	(k)

10.24	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”).	(m)

10.25	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado.	(m)

10.26	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(m)

10.27	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(m)

10.28	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(m)

10.29	Lock-Up Agreement, dated November 7, 2005, executed by the Trust.	(m)

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

10.30	Ownership Limit Waiver Agreement dated November 7, 2005, between the Trust and Newkirk Realty Trust, Inc.	(m)

10.31	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership.	(m)

10.32	Undertaking, dated November 7, 2005, by FUR Holdings LLC and FUR Advisors for the benefit of the Trust.	(m)

10.33	Participation and Servicing Agreement, dated December 8, 2005, between Arbor Realty Funding LLC and FT-Toy LLC.	(n)

10.34	Loan Agreement, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC.	(n)

10.35	Promissory Note, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC	(n)

10.36	Pledge Agreement, dated December 7, 2005, from FT-Toy LLC to the Arbor Realty Funding LLC.	(n)

10.37	Guaranty from Winthrop Realty Trust in favor of the Arbor Realty Funding LLC.	(n)

10.38	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association.	(o)

10.39	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association.	(o)

10.40	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC.	(q)

10.41	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(q)

10.42	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC.	(r)

10.43	Voting Agreement between Winthrop Realty Trust and Lexington Corporate Properties Trust dated July 23, 2006.	(s)

10.44	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006.	(s)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2006

(a)	Incorporated by reference to the Trust’s 1998 Form 10-K
(b)	Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818
(c)	Incorporated by reference to the Trust’s 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(d)	Incorporated by reference to the Trust’s 2002 Form 10-K
(e)	Incorporated by reference to the Trust’s Form 8-K dated November 26, 2003
(f)	Incorporated by reference to the Trust’s Form 8-K dated November 18, 2004
(g)	Incorporated by reference to the Trust’s Form 8-K dated January 1, 2004
(h)	Incorporated by reference to the Trust’s Form 8-K dated March 18, 2005
(i)	Incorporated by reference to the Trust’s Form 8-K dated February 17, 2005
(j)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2005
(k)	Incorporated by reference to the Trust’s Form 8-K dated May 27, 2005
(l)	Incorporated by reference to the Trust’s Form 8-K dated June 21, 2005
(m)	Incorporated by reference to the Trust’s Form 8-K dated November 10, 2005
(n)	Incorporated by reference to the Trust’s Form 8-K dated December 12, 2005
(o)	Incorporated by reference to the Trust’s Form 8-K dated December 21, 2005
(p)	Incorporated by reference to the Trust’s 2005 Form 10-K
(q)	Incorporated by reference to the Trust’s Form 8-K dated April 4, 2006
(r)	Incorporated by reference to the Trust’s Form 8-K dated May 30, 2006
(s)	Incorporated by reference to the Trust’s Form 8-K dated July 25, 2006
(t)	Incorporated by reference to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006