Form 10-K
period 2006-12-31
Winthrop Realty Trust
filed 2007-03-16
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
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

As of March 1, 2007 there were 65,548,106 common shares of beneficial interest outstanding.

At June 30, 2006 the aggregate market value of the common shares of beneficial interest held by non-affiliates was $188,119,586.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Beneficiaries, which is expected to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III hereof.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CROSS REFERENCE SHEET PURSUANT TO ITEM G,
GENERAL INSTRUCTIONS TO FORM 10-K

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Any statements in this report, including any statements in the documents that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

●	the declaration or payment of distributions by us;

●	the ownership, management and operation of properties;

●	potential acquisitions or dispositions of our properties, investments or other businesses;

●	our policies regarding investments, acquisitions, dispositions, financings and other matters;

●	our qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended;

●	the real estate industry and real estate markets in general;

●	the availability of debt and equity financing;

●	interest rates;

●	general economic conditions;

●	supply of real estate investment opportunities and demand;

●	trends affecting us or our properties, investments or other businesses;

●	the effect of acquisitions or dispositions on our capitalization and financial flexibility;

●	the anticipated performance of our assets and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing; and

●	our ability, and that of our properties, investments and businesses, to grow.

Holders of common shares of beneficial interest are cautioned that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this report and any amendment hereof including, without limitation, the information set forth in “Item 1A. Risk Factors” below or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

PART I

ITEM 1. BUSINESS.

Overview

Winthrop Realty Trust (formerly First Union Real Estate Equity and Mortgage Investments) (together with its subsidiaries, the “Trust”, “We,” “Us,” and “Company”) is a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). We are an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 15, 2005. Our principal executive offices are at 7 Bulfinch Place, Suite 500, Boston, MA 02114, our telephone number is 617-570-4614, and our website is www.winthropreit.com. Information on our website is not a part of this report.

We are engaged in the business of owning real property and real estate related assets. We acquire assets through direct ownership as well as through entering into specific strategic alliances and joint ventures with regional or specialized real estate professionals with extensive experience in a particular market or asset type, and expect to enter into strategic co-investment joint ventures managed by us with institutional and high net worth investors to enhance our total return through acquisition, asset management and other fees and a promoted economic interest. Our and our joint venture’s primary investments are in: (i) wholly-owned operating properties; (ii) loans; and (iii) real estate securities.

We conduct our business through our wholly-owned operating partnership, WRT Realty L.P. (formerly First Union REIT L.P.), a Delaware limited partnership, which serves as our operating partnership in connection with our umbrella partnership real estate investment trust or “UPREIT” structure. The UPREIT structure provides a method for us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in the operating partnership.

We are externally advised pursuant to an advisory agreement with FUR Advisors LLC (the “Advisory Agreement”), an entity controlled by and partially owned by our current executive officers. FUR Advisors LLC (“FUR Advisors”) is required to administer our affairs including seeking, servicing and managing our investments. For providing these and the other services contemplated by the Advisory Agreement, FUR Advisors receives a base management fee and is entitled to incentive compensation. See “Employees” and “Item 1A. Risk Factors - Risk Relating to Our Management” below. Further, any transaction proposed by FUR Advisors is subject to the approval of our Board of Trustees or, to the extent provided by our by-laws, our Chief Executive Officer.

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

In connection with the acquisition by FUR Investors of Common Shares: (i) FUR Advisors, an entity controlled by and partially owned by our current executive officers, was retained as our external advisor; (ii) Michael L. Ashner was appointed our Chief Executive Officer; (iii) Mr. Ashner entered into an exclusivity agreement with us (the “Exclusivity Agreement”); (iv) FUR Investors entered into a covenants agreement pursuant to which it agreed not to take certain actions which, among other things, would adversely impact our status as a REIT or its listing on the New York Stock Exchange; (v) our Board of Trustees was substantially reconstituted; and (vi) the terms of the members of our Board of Trustees were destaggered.

On November 7, 2005, we assigned to Newkirk Realty Trust, Inc. (“Newkirk”) all of our rights under the Exclusivity Agreement with respect to “net lease assets.” As defined, net lease assets include a property that is either net leased or the tenant leases at least 85.0% of the rentable square footage of the property, and, in addition to base rent, the tenant is required to pay some or all of the operating expenses for the property and, in either case, the lease has a remaining term, exclusive of all unexercised renewal terms, of more than 18 months. Our use of the term net lease assets also includes management agreements and master leases with terms of greater than three years where a manager or master lessee bears all operating expenses of a property and pays the owner a fixed return. The term net lease assets also includes all retenanting and redevelopment associated with net lease properties as well as all agreements, leases and activities incidental thereto. In addition, when we refer to interests in net lease properties, we are including, without limitation, securities of companies, whether or not publicly traded, that are primarily invested in net lease assets. In exchange for this assignment, we received 1,250,000 shares of Newkirk’s common stock which, at such time, was valued at $20,000,000.

At the time of issuance, 625,000 (reducing by 17,361 shares per month) of these Newkirk shares were subject to forfeiture. In addition, we invested $50,000,000 in Newkirk by purchasing 3,125,000 shares at $16 per share. All of the shares held in Newkirk by us were subject to a lock-up agreement which prohibited us from selling these shares until the earlier of (i) the termination of an advisory agreement between NKT Advisors LLC, an affiliate of FUR Advisors, and Newkirk or (ii) November 7, 2008.

In connection with the consummation of the merger on December 31, 2006 of Newkirk into Lexington Corporate Properties Trust (which upon the merger changed its name to Lexington Realty Trust) (“Lexington”), these shares are no longer subject to forfeiture or lock-up, and the assignment of the exclusivity rights with respect to net lease assets are vested in Lexington.

Also in connection with the merger, Michael L. Ashner, our Chairman and Chief Executive Officer and the former Chairman and Chief Executive Officer of Newkirk, became a trustee and Executive Chairman of Lexington pursuant to the terms of an employment agreement between Mr. Ashner and Lexington. We entered into an agreement with Mr. Ashner which provides that in the event Lexington makes a real estate investment other than in a net-lease asset, Mr. Ashner is obligated to terminate his employment and other positions with Lexington, unless a majority of our independent trustees consent to his remaining with Lexington. Further, Mr. Ashner is not permitted to agree to certain amendments to his employment agreement without the consent of the majority of our independent trustees. Due to Mr. Ashner’s position with Lexington, all transactions with respect to the shares held by us in Lexington are subject to approval by our Conflicts Committee.

Our Objectives and Strategies

Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing. We seek to achieve this objective by implementation of our investment philosophy and operating strategies utilizing both direct and indirect investment and joint ventures including:

●	acquiring real estate assets, including securities of other REITs, we believe to be undervalued or which present an opportunity to outperform the marketplace while at the same time providing current cash flow;

●	acquiring real estate assets we believe to be underperforming and in which we believe, through an infusion of capital and/or improved management will provide superior returns on the investment to the marketplace;

●	having flexibility to acquire underperforming or undervalued assets without regard to property type, location or position in the capital structure;

●	acquiring and originating real estate loans and participations therein utilizing the same underwriting criteria as used for equity investments and then taking advantage of the securitization markets to generate attractive risk-adjusted returns; and

●	retaining FUR Advisors which has an experienced management team.

With certain self-imposed limitations, we will seek opportunities to invest in or acquire most types of real estate assets or securities. We believe that entering into specific strategic alliances and joint ventures with regional or specialized real estate professionals provides us with a platform to be extremely competitive in markets in which we are not currently located or have a management infrastructure in place. In addition, we will seek to enhance returns through fees and promoted interests in joint ventures which we manage and which are financed primarily from third party investors.

As a result of our investment in Lexington as described above, it is unlikely that we will invest directly in net lease or single-tenant properties; however, as long as we hold our interest in Lexington, we will have a significant investment in single-tenant assets. Except as limited by the restrictions placed on us in order to meet our requirements to maintain REIT status and our own self-imposed restrictions, our investment decisions will not be materially affected by the nature of an investment or where that investment falls in an entity’s capital structure. We will acquire entities that own real estate, invest in the equity of a real estate asset directly or through a venture, acquire preferred equity, mezzanine debt or first mortgage debt of a real estate asset to the extent we believe the ownership of the underlying real estate would be consistent with our investment goals.

In view of the foregoing, our investment strategy is to identify and invest in discrete real estate investments consistent with the stated criteria as well as enter into strategic alliances and joint ventures. As appropriate investment opportunities arise, we will aggressively pursue such opportunities independently or through the formation of strategic alliances and joint ventures. We intend to fund these investments through one or more of the following: cash reserves, borrowings under our credit facility, property loans or the issuance of debt and/or equity. Toward that end, during 2006 we issued additional equity both through a rights offering to our then existing shareholders and an underwritten offering to the public, instituted a dividend reinvestment and stock purchase plan, and have increased the amount of our revolving credit facility to $70,000,000. As investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to what we believe will be higher yielding opportunities.

Pursuant to our bylaws, our executive officers are permitted to acquire or dispose of an investment for us with an aggregate value of $5,000,000 or less without the consent of the Board. However, if such transaction is with (i) FUR Advisors (and any successor advisor), Michael Ashner, and any of their respective affiliates; (ii) Lexington, The Lexington Master Limited Partnership, or Apollo Real Estate Investment Fund III, L.P. or any of their respective affiliates; (iii) a beneficial owner of more than 4.9% of our issued and outstanding Common Shares, either directly or upon the conversion of any of our preferred shares of beneficial interest; or (iv) a beneficial owner of more than 4.9% of any other entity in which we hold a 10% or greater interest, then regardless of the amount of the transaction, such transaction must be approved by a majority of our independent trustees (acting as members of our Conflicts Committee).

2006 Transactions

In furtherance of our objectives and strategy, in 2006 we:

●	directly acquired three office properties containing approximately 290,000 square feet;

●	acquired in a joint venture two loans totaling $17,665,000 secured by first priority liens on 241,000 square feet of commercial office space, an indoor parking structure, the underlying land and unsold condominiums at a property commonly referred to as River City in Chicago, Illinois;

●	formed Concord Debt Holdings LLC (f/k/a 111 Debt Holdings LLC) (“Concord”) a joint venture with Lexington, and invested $91,342,000 to acquire and originate approximately $450,355,000 in loans which has been financed primarily by collateral debt obligation pools;

●	entered into two joint venture relationships with local partners which hold an aggregate of 12 real properties containing approximately 472,000 square feet for an aggregate investment of $5,470,000;

●	sold our entire position in Sizeler Property Investors Inc. and realized a gain upon sale of approximately $7,843,000 exclusive of dividends received on such shares;

●	issued 4,836,763 Common Shares in February 2006 in exchange for our 8.4% Series A Preferred Shares of Beneficial Interest;

●	entered into 18 new leases and renewed 14 leases totaling approximately 576,000 square feet;

●	increased average portfolio occupancy to 98%;

●	issued 5,220,038 Common Shares in April 2006 pursuant to a registered rights offering for a per share price of $5.25 resulting in $27,122,000 in net proceeds;

●	issued a total of 125,909 Common Shares pursuant to our Dividend Reinvestment and Stock Purchase Plan resulting in proceeds of $805,000;

●	issued a total of 19,550,000 Common Shares in November 2006 pursuant to an underwritten public offering for a per share price of $6.00 ($5.70 after underwriters’ discount) resulting in net proceeds of $110,814,000; and

●	obtained financings totaling $89,522,000.

Our Assets

We make investments in real estate related assets directly and in strategic alliances and joint ventures with third parties (see “Our Joint Ventures” below). We classify these investments into three segments: (i) ownership of real estate operating properties (the “Operating Properties”), (ii) ownership of loans receivable (“Loans”), and (iii) ownership and trading of real estate securities (“Real Estate Securities”).

At January 31, 2007, we held interests in:

●	Operating Properties containing 8,209,000 square feet of space including the properties underlying the Sealy and Marc Realty portfolios.

●	Loans having an aggregate principal amount of $152,140,000 together with a 50% ownership interest in Concord Debt Holdings LLC.

●	Real Estate Securities with a market value of $95,148,000.

Operating Properties

See “Item 2. Properties.”

Loans

General

The following table summarizes our loan investments exclusive of our interest in Concord at December 31, 2006:

Property/Collateral	Property Location	Outstanding Principal Balance	Interest Rate	Maturity

Toy Building (1)	New York, NY	$59,400,000	LIBOR plus 5.6% (10.93%)	April 2008

Marc Realty Portfolio (2)	Various	71,560,000	7.65%	April 2012

Various (3)	Chicago, IL	4,116,000	8.50%	(3)

River City - Commercial (4)	Chicago, IL	11,750,000	9.75%	February 2006

River City - Land (4)	Chicago, IL	4,064,000	10.00%	December 2007

Vision	Partnership Interests	1,250,000	15.00%	December 2011

		$152,140,000

(1)	Secured by the ownership interests in the property owner. We own a one-third interest in a joint venture which owns a 99% participating interest in the loan.
(2)	See “Marc Realty Loans” below for additional information relating to these loans.
(3)	Tenant improvement and capital expenditure loans with respect to certain of the properties in the Marc Realty portfolio which mature from July 2012 to November 2013. See “Marc Realty Loans” below.
(4)	Secured by a first mortgage. Held jointly with Marc Realty. See “Marc Realty Loans” below.

Concord Debt Holdings

On March 31, 2006, we entered into a joint venture with Newkirk to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. To date, both us and Lexington (as successor to Newkirk) have each committed to invest $100,000,000 each in Concord. In addition Concord has entered into (i) a $300,000,000 repurchase agreement with Column Financial Inc., a subsidiary of Credit Suisse First Boston, pursuant to which the joint venture leverages the assets held in the joint venture and (ii) a repurchase agreement with Bear Stearns International Ltd. enabling the joint venture to obtain an additional $200,000,000 in leverage. As a result of our investment in Concord, we expect that most of our loan investments will be made through the Concord joint venture.

Concord creates and manages portfolios of real estate whole loans, subordinate real estate debt investments such as B-Notes, mezzanine loans and preferred equity and commercial real estate securities including collateralized mortgage-backed securities (“CMBS”) and real estate collateral debt obligation (“CDO”) tranches which it finances by issuing CDOs. By financing these securities with long-term debt through the issuance of CDOs, Concord expects to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities.

CDOs are a securitization structure whereby multiple classes of debt are issued to finance a portfolio of securities. Cash flow from the portfolio of securities is used to repay the CDO liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB-” and therefore can be issued at yields that are lower than the average yield of the securities backing the CDO. On each CDO Concord issues, it intends to retain the equity and the junior CDO debt securities and earn a spread between the yield on its assets and the yield on the CDO debt it issues. The equity and the junior CDO debt securities that Concord intends to retain are the most junior securities in the CDO’s capital structure and are usually unrated or rated below investment grade. Concord also earns ongoing management fees for its management of the CDO collateral. A portion of these management fees is senior to the AAA’’ rated debt securities of each CDO. Concord finances its real estate debt investments with the CDO it issues that initially represents approximately 80% of the value of these investments. In addition, Concord may also finance the junior CDO securities that it retains. The leverage level of Concord’s CDOs may vary depending on the composition of the portfolio and market conditions at the time of the issuance of each CDO. Concord may increase or decrease leverage on its investment grade CDOs, at securitization, upward or downward to improve returns or to manage credit risk. Concord may also use other capital markets techniques in addition to CDOs to finance its real estate debt portfolio.

Prior to a new CDO issuance, there is a period during which real estate debt is identified and acquired for inclusion in a CDO. During this warehouse accumulation period, Concord acquires debt and finances with a financial institution or the warehouse provider. In the warehouse arrangements Concord has utilized to date, the warehouse provider purchases the debt from or on behalf of Concord and holds it on its balance sheet. Concord contributes cash and other collateral which is held in escrow by the warehouse provider to back its commitment to re-purchase the debt upon creation of the CDO and to cover our share of losses should the real estate debt need to be liquidated before CDO issuance.

Concord seeks to produce a stable income stream from its investments in real estate securities by carefully managing credit risk and interest rate risk. Debt is selected based on its long-term earnings potential and credit quality. Concord’s primary objective is to derive earnings from interest income rather than trading gains. Concord uses the real estate expertise of its management team, which includes members of FUR Advisor’s management team, to analyze the loans and properties backing these securities and to anticipate trends in the real estate markets.

On December 21, 2006, Concord consummated the formation of its first CDO, Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”) which issued an aggregate of approximately $377,000,000 of investment grade debt. Concord retained an equity and debt interest in the portfolio with a notional amount of $88,000,000.

A summary of the collateral and the capital structure for CDO-1 at December 31, 2006 is set forth below (amounts in thousands).

	CDO Collateral - December 31, 2006					CDO Notes - December 31, 2006

Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Rating	Weighted Averaged Life (years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate	Stated Maturity	Carrying Value(4)

12/21/06	$369,150	7.55	B+/B	7	$376,650	5.825	12/2016	$88,000

(1)	Includes only notes held by third parties.
(2)	Our potential loss in CDO-1 is limited to one half of the carrying value.

CDO-1’s loans were diversified by industry as follows at December 31, 2006:

Industry	% of Face Amount

Hospitality	35.28%
Office	31.33%
Other	19.43%
Retail	7.29%
Industrial	6.67%

In addition to its equity and debt interest in CDO-1, Concord held the following loan assets at December 31, 2006:

First Mortgage Loans:

●	A $20,900,000 first mortgage loan secured by six multi-family properties consisting of 776 rental units located in Columbus, Ohio. The note has an interest rate of 6.56%.

B-Notes/Junior Participations in First Mortgage Loans:

●	A $15,750,000 B Note secured by a 756,851 square foot Class A office property in Dallas, Texas. The B Note has an interest rate that varies from 8.173% - 8.671% over the term.

Mezzanine Loans:

●	A $1,500,000 mezzanine loan secured by the ownership interests in entities owning fee title to a 130,000 square foot industrial facility located in Shirley, New York that is net leased to Rockwell Automation. The loan has an interest rate of 12% and matures in April 2016.

●	A $3,857,000 mezzanine loan secured by the ownership interests in the entities owning the fee interest in a three-building headquarters office facility located in Clifton, New Jersey leased to Linens n Things. The loan has an interest rate of 10.96%.

Preferred Equity:

●	A $30,000,000 participation in a preferred membership interest in an entity which indirectly holds an ownership interest in the owner of an approximately 910,000 square foot office building located at 450 Lexington Avenue, New York, New York. The participation entitles Concord to a preferred return of 8.5% and is required to be redeemed prior to August 24, 2007.

Remics/Bonds:

●	$17,000,000 in credit mortgage-backed securities and CDOs as follows:

Security	Class	Face Value at Date of Acquisition	Margin/Coupon	Rating Moody’s/Fitch(1)

CSMC 2006-TFL2	ARGB	$5,500,000	LIBOR + 130 basis points	Baa3/BB-

Newcastle CC+DO VIII2, Ltd.	VIII	$11,500,000	LIBOR + 145 basis points	BBB+/Baa1

(1) Rating at date of purchase

Marc Realty Loans

At December 31, 2006, we held two participating second mortgage loans and 21 convertible mezzanine loans together with an equity investment in each mezzanine borrower in the aggregate amount of approximately $71,560,000. Each of the borrowers is owned primarily by the principals of Marc Realty LLC (“Marc Realty”), a Chicago based real estate company. Each loan is secured by the applicable borrower’s ownership interest in a limited liability company (each a “Property Owner”) that in turn owns an office building or complex primarily in the Chicago business district or suburban area. Each borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the borrower holds a 75% interest in the Property Owner. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only. The amounts advanced by us under each loan together with the equity investment in the applicable borrower, as described below, was equal to 49% of the difference between the agreed value of the property owned by the applicable Property Owner and the existing debt encumbering such property at the time of each respective loan.

In connection with the making of these loans, we acquired an equity interest in each of the borrowers. The equity interest entitles us to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts in excess of that required to fully satisfy all of the debt encumbering that property, including our respective loan and a return to the borrower of its deemed equity (the agreed value of the applicable property less all debt encumbering that property including the loan made by us) plus a 7.65% return thereon.

During 2006, four of the properties underlying the mezzanine loans were sold and a fifth property underlying a mezzanine loan was sold on February 14, 2007. Upon the sale of these five properties, exclusive of interest, we received an aggregate return of $18,055,000 on our original investment of $12,055,000.

We have committed to advance approximately $7,350,000 to cover the costs of tenant improvements and capital expenditures at each of the remaining 23 properties. At December 31, 2006, we had advanced $4,116,000 pursuant to this commitment.

The following table sets forth certain information relating to the office buildings held by each Property Owner at December 31, 2006:

Address	Property Location	Square Footage	Principal Balance Mezzanine Loan	Principal Balance TI/Capex

1111 Plaza Drive	Schaumburg, IL	127,000	$2,362,000	$255,000
1000 Plaza Drive	Schaumburg, IL	125,000	3,151,000	—
999 Plaza Drive	Schaumburg, IL	137,000	2,082,000	—
8 South Michigan Avenue	Chicago, IL	174,000	5,207,000	534,000
11 East Adams Street	Chicago, IL	159,000	3,810,000	416,000
29 East Madison Street	Chicago, IL	235,000	6,515,000	173,000
30 North Michigan Avenue	Chicago, IL	221,000	5,527,000	585,000
216 West Jackson Street	Chicago, IL	177,000	5,913,000	75,000
427 South LaSalle Street (1)	Chicago, IL	162,000	5,420,000	—
600 West Jackson Street	Chicago, IL	101,000	1,736,000	74,000
999 East Touhy Avenue	Des Plaines, IL	146,000	736,000	—
223 West Jackson Street	Chicago, IL	167,000	5,507,000	580,000
1803-1995 Hicks Road	Rolling Meadows, IL	75,000	1,254,000	122,000
4415 West Harrison Street	Hillside, IL	192,000	4,905,000	—
6546 Mercantile Way	Lansing, MI	403,000	2,587,000	486,000
2000-2060 East Algonquin	Schaumburg, IL	101,000	434,000	183,000
1701 East Woodfield Road	Schaumburg, IL	173,000	3,278,000	—
2720 River Road	Des Plaines, IL	108,000	3,314,000	—
3701 Algonquin Road	Rolling Meadows, IL	194,000	1,858,000	155,000
1051 Perimeter Drive	Schaumburg, IL	194,000	2,529,000	99,000
2205-2255 Enterprise Drive	Westchester, IL	130,000	1,600,000	379,000
900 Ridgebrook	Northbrook, IL	119,000	1,484,000	—
2860 River Road	Des Plaines, IL	57,000	351,000	—

		3,677,000	$71,560,000	$4,116,000

(1) Property was sold February 14, 2007.

River City

On March 29, 2006, we acquired together with Marc Realty, through an entity in which we hold a 60% interest, (i) a loan with a principal balance of $11,750,000 which is secured by a first leasehold mortgage on approximately 241,000 square feet of commercial space and an indoor parking garage with 133 spaces located at 800 South Wells, Chicago, Illinois and commonly referred to as River City (the “Commercial Loan”), and (ii) a loan with an original principal balance of $5,915,000 which is secured by a first priority mortgage on both the land underlying the River City property and the unsold residential condominium units at the River City property (the “Land Loan”). The Commercial Loan was in default at the time of acquisition and WRT-Marc RC, the entity that acquired the Commercial Loan, has commenced foreclosure proceedings on the Commercial Loan, and it is expected that the foreclosure sale will occur during the first quarter of 2007. In connection with the acquisition and modification of the Commercial Loan, WRT-Marc RC entered into an option agreement with an unaffiliated third party pursuant to which the third party has an option to acquire the indoor parking structure should WRT-Marc RC acquire title to the commercial space and the indoor parking secured by the Commercial Loan. As consideration for entering into the option agreement, WRT-Marc RC received a deed for the land underlying the River City property, which deed is to be held in escrow until such time, if at all, as WRT-Marc RC acquires title to the commercial space. If exercised, the option price will be equal to $1,900,000 plus 10% interest per annum plus any additional expenses incurred by WRT-Marc RC in connection with acquiring and operating the commercial space less any payments of interest received on account of the Commercial Loan.

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

First Mortgage Residential Whole-Pool Loan Certificates

During 2005 and 2006, we invested $173,083,000 (including $609,000 of purchased interest) in agency-sponsored whole pool certificates. Of these securities, $163,385,000 were issued by FNMA and $9,089,000 were issued by FHLMC. Pools of FNMA and FHLMC adjustable rate residential mortgage loans underlie these securities. The underlying mortgage loans bear interest at a LIBOR annual monthly average index and reprice monthly. We receive monthly payments of interest and principal on these securities based on the monthly interest and principal payments that are made on the underlying mortgage loans. At December 31, 2006, these securities were financed under repurchase agreements. At December 31, 2006, the amortized cost of these securities was $116,796,000, and the amount outstanding on the repurchase agreement related to the financing of these securities was $111,911,000.

The table below sets forth information regarding our investments in mortgage-related securities as of December 31, 2006.

	Amortized Cost	Unrealized Gain (Loss)	Market Value	Maturity	Initial Interest Rate

Fannie Mae	$75,940	$(911)	$75,029	6/1/2035	4.24%
Fannie Mae	16,897	(4)	16,893	8/1/2035	6.49%
Freddie Mac, Fannie Mae	23,959	(71)	23,888	8/1/2046	5.11%

Total	$116,796	$(986)	$115,810

Real Estate Securities

At December 31, 2006, our investments in real estate securities consisted primarily of:

●	3,500,000 common shares of beneficial interest in Lexington (NYSE: LXP) which represents approximately 5% of the outstanding common shares of Lexington;

●	787,090 shares of common stock of America First Apartment Investors, Inc. (NASDAQ:APRO) which represents approximately 7.13% of the outstanding shares; and

●	In addition, we acquired in connection with the Winn-Dixie settlement 76,975 shares of common stock of Winn-Dixie Stores, Inc. (NASDAQ: WINN) acquired in settlement of claims against Winn-Dixie in its bankruptcy which represents approximately 0.14% of the outstanding shares.

Our Joint Ventures

At December 31, 2006, in addition to our Concord joint venture, we had entered into three other joint ventures.

Marc Realty

In April 2005, we made a number of mezzanine loans secured indirectly by properties owned by Marc Realty. (See “Loans-Marc Realty Loans” above). In connection with the making of these loans, we entered into an agreement with Marc Realty pursuant to which we are given the right to participate with Marc Realty, and Marc Realty is given right to participate with us, in all real estate investment opportunities in the Chicago metropolitan and suburban area. Since April 2005, together with Marc Realty, we have made investments or loans in real estate assets with respect to 30 properties. Marc Realty is entitled to a promoted interest in all investments after a priority return and return of capital.

Sealy

On December 12, 2006, we entered into a joint venture with Sealy Northwest Atlanta Ventures, L.P., an entity owned by Sealy & Company, Inc. (“Sealy”), to acquire 12 flex properties containing an aggregate of 472,000 square feet of space located in Atlanta, Georgia for a gross purchase price of $35,845,000. We invested approximately $5,470,000, and we have a 60% limited partnership interest in the joint venture. We expect to jointly invest with Sealy in future properties.

Vision

On December 28, 2006, we made a $1,250,000 loan to Vision WRT LLC (“Vision”), an entity owned by Vision Property Services LLC. See “Loans” above for terms of the loan. The loan is secured by, among other things, Vision’s ownership interest in nine multi-family apartment complexes located in Colorado, Kansas and Texas. In connection with making this loan, we entered into an agreement with Vision pursuant to which we agreed to co-invest with Vision on a 90/10 percentage basis in additional multi-family apartment complexes identified by Vision which we expect to be in the Rocky Mountain, Southwest and Plains States regions. We also made available to Vision a $1,000,000 revolving credit facility to help facilitate the acquisition of additional multi-family properties.

Revolving Line of Credit

For information relating to our Revolving Line of Credit see “Item 8. Financial Statements And Supplementary Data - Note 11.”

Employees

As of December 31, 2006, we had no employees. During 2006, our affairs were administered by FUR Advisors pursuant to the terms of the Advisory Agreement. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing, or arranging for, asset management services to us and coordinating with our shareholder transfer agent and property managers. Effective as of January 1, 2005, the terms of the Advisory Agreement were modified to provide that the quarterly base management fee payable to FUR Advisors for providing such services would equal the lesser of an asset based fee or a fee based on outstanding equity. In general, the asset based fee, which was the original fee set forth in the Advisory Agreement, is calculated as follows: 1% of our gross asset value up to $100,000,000, 0.75% of our gross asset value between $100,000,000 and $250,000,000, 0.625% of our gross asset value between $250,000,000 and $500,000,000 and 0.50% of our gross asset value in excess of $500,000,000. To accommodate the high leverage of the Finova properties, FUR Advisors agreed to reduce its fee for these properties to 0.25% of the gross asset value for the portion of that portfolio that is subject to leverage. In addition, in light of the nature of and leverage of our whole pool mortgage backed loans, their value is entirely excluded from gross assets.

The equity based fee is calculated as follows: (i) 1.5% of our issued and outstanding equity securities plus (ii) .25% of any equity contribution by an unaffiliated third party to a joint venture managed by us. For purposes of the equity based calculation, the 31,058,913 Common Shares outstanding at January 1, 2005 are to be valued as follows: $2.30 (FUR Investors’ tender offer price in its December 2003 tender offer) with respect to 26,058,913 Common Shares and $2.60 (the purchase price paid by FUR Investors) with respect to the 5,000,000 Common Shares acquired on December 31, 2003. Our Series A Preferred Shares were valued at their liquidation preference amount of $25 per share until their conversion into Common Shares on February 7, 2006, at which time the Common Shares issued, in connection therewith, are valued at $5.0825 per common share. All preferred and Common Shares issued subsequent to January 1, 2005 are to be valued at the net issuance price, including any Common Shares issued in connection with the conversion of preferred shares.

In connection with the acquisition of the Newkirk shares, the Advisory Agreement was modified to provide for a credit to us against the payment of the quarterly base management fee payable to FUR Advisors equal to 80% of the incentive management fee, if any, payable by Newkirk to NKT Advisors under their advisory agreement. FUR Holdings LLC, which owns 100% of FUR Advisors and 80% of NKT Advisors, effectively guaranteed any payments. In connection with the Newkirk/Lexington merger, the advisory agreement between NKT Advisors and Newkirk was terminated, and NKT Advisors received a payment of $5,500,000 attributable to its incentive fee. As a result, we received a $4,400,000 credit to be utilized on a go forward basis to offset quarterly advisory fees payable under the Advisory Agreement. We utilized $1,159,000 of this amount to offset our advisory fee payable for the quarter ended December 31, 2006. Assuming no additional issuances of equity by us, we expect to be able to offset the entire base management fee payable through the second quarter of 2007 and a portion of the base management fee payable for the third quarter of 2007.

In addition to the base management fee, pursuant to the terms of the Advisory Agreement, at such time, if at all, as we have paid aggregate dividends to our holders of Common Shares in excess of a threshold amount ($349,929,000 at December 31, 2006), FUR Advisors will be entitled to receive 20% of all subsequent dividends paid to our holders of Common Shares. If we were to liquidate or sell all or a substantial portion of our assets, the amount payable to FUR Advisors as incentive compensation could be significant.

Competition

We face substantial competition for our targeted investments. Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to implement our investment policy and operating strategies. We compete with numerous other companies for investments, including other REITs, insurance companies, real estate opportunity funds, pension funds and a multitude of private investors. Many of our competitors have greater resources than we do and for this and other reasons, we may not be able to compete successfully for particular investments. We will continue to capitalize on the acquisition and investment opportunities that our advisor brings to us as a result of its acquisition experience as well as our partners in joint ventures which serve as platforms to investments in various geographic areas and particular classes of assets. Through its broad experience, FUR Advisor’s senior management team has established a network of contacts and relationships, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants. In addition we believe that our advisor’s significant real estate management infrastructure gives us economies of scale that provides us with a competitive advantage when bidding on investment opportunities.

Environmental Regulations

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. See “Item 1A. Risk Factors - Environmental Liabilities.”

Segment Data

Our business segment data may be found in Note 20 to the Consolidated Financial Statements in Item 8.

Additional Information About Us

We make the following materials available free of charge through our website at www.winthropreit.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”):

●	our annual reports on Form 10-K and all amendments thereto;
●	our quarterly reports on Form 10-Q and all amendments thereto;
●	our current reports on Form 8-K and all amendments thereto; and
●	various other filings that we make with the SEC.

We also make the following materials available free of charge through our website at www.winthropreit.com:

●	Audit Committee Charter;
●	Compensation Committee Charter;
●	Conflicts Committee Charter;
●	Nominating and Corporate Governance Committee Charter;
●	Code of Business Conduct and Ethics; and
●	Corporate Governance Guidelines.

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

ITEM 1A. RISK FACTORS

Risks Relating to our Business

Risks incidental to the ownership and operation of real estate assets.

The value of an investment in us depends upon our economic performance and the value of our real estate assets, both those presently held as well as future investments, which are subject to the risks normally associated with the ownership, operation and disposal of real estate properties and real estate related assets, including:

●	changes in the general and local economic climate;
●	competition from other properties;
●	changes in interest rates and the availability of financing;
●	the cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, space in the markets in which our properties are located;
●	the attractiveness of our properties to tenants and purchasers;
●	how well we manage our properties;
●	changes in market rental rates and our ability to rent space on favorable terms;
●	the financial condition of our tenants and borrowers including bankruptcy or insolvency of tenants and borrowers;
●	the need to periodically renovate, repair and re-lease space and the costs thereof;
●	increases in maintenance, insurance and operating costs;
●	civil unrest, armed conflict or acts of terrorism against the United States; and
●	earthquakes and other natural disasters or acts of God that may result in uninsured losses.

In addition, applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws may affect real estate values. Further, throughout the period that we own real property, regardless of whether or not a property is producing any income, we must make significant expenditures, including those for property taxes, maintenance, insurance and related charges and debt service. The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore the funds available for distribution to you as dividends.

We face a number of significant issues with respect to the properties we own which may adversely affect our financial performance.

Leasing Issues. With respect to our properties, we are subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than the current lease terms. This risk is substantial with respect to our net lease properties as single tenants lease 100% of each property. Twenty-one of our properties, containing an aggregate of approximately 2,947,000 square feet of space are net leased to seven different tenants. Leases accounting for approximately 2% of the aggregate 2006 annualized base rents from our properties, representing approximately 1% of the net rentable square feet at the properties, expire without penalty or premium through the end of 2007, and leases accounting for approximately 2% of aggregate 2006 annualized base rent from the properties, representing approximately 2% of the net rentable square feet at the properties, are scheduled to expire in 2008. Other leases grant tenants early termination rights upon payment of a termination penalty. Lease expirations will require us to locate new tenants and negotiate replacement leases with tenants. The costs for tenant improvements, tenant inducements and leasing commissions, with respect to new leases, are traditionally greater than costs relating to renewal leases. If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases, if the rental rates upon such renewal or reletting are significantly lower than expected or if our reserves for these purposes prove inadequate, our revenue and net income could be adversely affected.

Financial Condition of Tenant. A tenant may experience a downturn in its business, which could result in the tenant’s inability to make rental payments when due. In addition, a tenant may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant’s lease and cause a reduction in our cash flow. If this were to occur at a net lease property, the entire property would become vacant.

We cannot evict a tenant solely because of its bankruptcy. A court, however, may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for past due rent and unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay in full the amount it owes us under a lease. The loss of rental payments from tenants could adversely affect our cash flows and operating results.

Tenant Concentration. Our Circle Tower property does not have any individual tenant that occupies 10% or more of the space or whose rental payments account for 10% or more of the rental revenue at the property. Accordingly, it is unlikely that the financial weakness or relocation of a single tenant would adversely affect our cash flows. However, in the future it is possible that a single tenant at the Circle Tower property could occupy a significant portion of the leasable space or provide a substantial portion of the property’s rental revenue.

Our Jacksonville property (previously leased to Winn-Dixie) has two tenants that occupy 79% of the space at the property. Our properties at 550-650 Corporetum and 701 Arboretum (Chicago, Illinois market), each have two tenants who occupy 49% and 68% of the space at the property, respectively.

Our Ontario Property in which we hold an 80% interest has three tenants that occupy 38% of the space at the property. We believe that the relocation or future financial weakness of these tenants would not have a material adverse affect on our rental revenue.

With respect to the net lease properties, leases with Viacom Inc., The Kroger Co. and Duke Energy represent approximately 34%, 20% and 20%, respectively, of the total rentable square footage of the net lease properties. Accordingly, the financial weakness of any of these tenants could negatively impact our operations and cash flows. However, we presently own only an 8% interest in the Duke Energy property.

Competition. For a discussion of risks related to competition in the real estate business, see “Item 1. Business - Competition”.

Many of our investments are illiquid, and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.

Our investments are relatively illiquid and, therefore, our ability to sell properties and purchase other properties, securities and debt promptly in response to a change in economic or other conditions may be limited. The requirements of this Code with regard to REITs also places limits on our ability to sell properties held for fewer than four years. These considerations could make it difficult for us to dispose of properties, even if a disposition were in the best interest of our shareholders. In addition, a majority of the mortgage-backed securities and real estate debt that we purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in accordance with applicable securities laws and the terms of the agreements governing such debt asset. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may result in losses to us.

Uninsured and underinsured losses.

We may not be able to insure our properties against losses of a catastrophic nature, such as terrorist acts, earthquakes and floods, because such losses are uninsurable or are not economically insurable. We will use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it not feasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, received by us might not be adequate to restore our economic position with respect to such property. With respect to our net lease properties, under the lease agreements for such properties, the tenant is required to adequately insure the property, but their failure or inability to have adequate coverage for catastrophic losses may adversely affect our economic position with respect to such property.

The mortgage loans we invest in are subject to delinquency, foreclosure and loss.

We seek to make commercial mortgage loans directly and indirectly that are secured by income producing property. These loans are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense such as real estate tax rates or limit rents that may be charged; the need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions and/or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God; terrorism; social unrest; and civil disturbances.

In the event of a default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral, including the overall financial condition of the tenant, and the principal and accrued interest of the mortgage loan, which could have a material adverse affect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative affect on our anticipated return on the foreclosed mortgage loan.

The subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans we invest in may be subject to risks relating to the structure and terms of the transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our subordinate notes, which may result in losses to us.

We invest in subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans. These investments are subordinate to first mortgages on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the commercial entity owning the property. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate notes. Because each transaction is privately negotiated, subordinate mortgage notes can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate real estate debt that we intend to invest in may not give us the right to demand foreclosure as a subordinate real estate debtholder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

We invest in subordinate mortgage-backed securities which are subject to a greater risk of loss than senior securities. We may hold the most junior class of mortgage-backed securities which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans.

We invest in a variety of subordinate mortgage-backed securities and sometimes hold a “first loss” subordinate holder position. The ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve funds, letters of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase.

Expenses of enforcing the underlying mortgage loans (including litigation expenses), expenses of protecting the properties securing the mortgage loans and the liens on the mortgaged properties, and, if such expenses are advanced by the servicer of the mortgage loans, interest on such advances will also be allocated to such “first loss” securities prior to allocation to more senior classes of securities issued in the securitization. Prior to the reduction of distributions to more senior securities, distributions to the “first loss” securities may also be reduced by payment of compensation to any servicer engaged to enforce a defaulted mortgage loan. Such expenses and servicing compensation may be substantial and consequently, in the event of a default or loss on one or more mortgage loans contained in a securitization, we may not recover our investment.

Our investments in REIT securities are subject to specific risks relating to the particular REIT issuer of the securities and to the general risks of investing in equity real estate securities.

Our investments in REIT securities, such as our investments in Lexington and American First Apartment Investors, Inc., involve special risks. REITs generally are required to substantially invest in real estate or real estate-related assets and are subject to the inherent risks described herein including: (i) risks generally incident to interests in real property; (ii) risks associated with the failure to maintain REIT qualification; and (iii) risks that may be presented by the type and use of a particular commercial property.

We have grown rapidly since January 1, 2004. We may not be able to maintain this rapid growth and our failure to do so could adversely affect our stock price.

We have experienced rapid growth in recent years, increasing our total assets from approximately $147,000,000 at December 31, 2003 to approximately $852,000,000 at December 31, 2006. We may not be able to maintain a similar rate of growth in the future or manage our growth effectively. Our failure to do so may have a material adverse affect on our financial condition and results of operations, our stock price and our ability to pay dividends to our shareholders.

We may not be able to invest our cash reserves in suitable investments.

At December 31, 2006, we had $89,463,000 of cash and cash equivalents available for investment. Our ability to generate increased revenues is dependent upon our ability to invest these funds in real estate related assets that will ultimately generate favorable returns.

A significant portion of our investments are in the Chicago metropolitan area and are affected by the economic cycles and risks inherent to that region.

At December 31, 2006, 18.2% of our total assets represented investments made directly in, or secured by, properties located in the Chicago, Illinois metropolitan area. Excluding mortgage-backed securities available for sale and real estate securities available for sale, our assets representing investments made directly in or secured by properties located in this area increased to 24.3% at December 31, 2006. In addition, we may continue to concentrate a significant portion of our future investments in the Chicago area. Like other real estate markets, the real estate market in the Chicago metropolitan and suburban area has experienced economic downturns in the past, and we cannot predict how the current economic conditions will impact this market in both the short and long term. Further declines in the economy or a decline in the real estate market in this area could hurt our financial performance and the value of our investments. The factors affecting economic conditions in this region include: space needs of local industry; business layoffs or downsizing; industry slowdowns; relocations of businesses; changing demographics; increased telecommuting and use of alternative work places; infrastructure quality; and oversupply of or reduced demand for real estate.

Investing through joint ventures presents additional risks.

Our investments in entities over which we do not have sole control, including joint ventures, present additional risks such as our having differing objectives than our partners or the entities in which we invest or our becoming involved in disputes or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to comply with applicable standards may adversely affect us.

Investing in private companies involves a high degree of risk.

We have held ownership interests in, and may acquire additional ownership interests in, private companies not subject to the reporting requirements of the Securities and Exchange Commission. Investments in private businesses involve a higher degree of business and financial risk, which can result in substantial losses and accordingly should be considered very speculative. There is generally no publicly available information about these private companies, and we will rely significantly on the due diligence of our advisor to obtain information in connection with our investment decisions.

We may acquire or sell additional assets or properties. Our failure or inability to consummate these transactions or manage the results of these transactions could adversely affect our operations and financial results.

We may acquire or sell properties or acquire or sell other real estate companies when we believe that an acquisition or sale is consistent with our business strategies. We may not, however, succeed in consummating desired acquisitions or sales. Also, we may not succeed in leasing newly acquired properties at rents sufficient to service the costs of acquisition and cover the costs of operation. Difficulties in integrating acquisitions may prove costly or time-consuming and could consume a disproportionate share of management’s attention.

Inability to refinance.

We are subject to the normal risks associated with debt and preferred share financings, including the risk that our cash flow will be insufficient to meet required payments of principal and interest on debt and distributions to holders of preferred shares and the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If we were unable to refinance the indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us, which could have a material adverse affect on us and our ability to pay distributions to our holders of preferred and Common shares of beneficial interests. Furthermore, if a property is mortgaged or a loan pledged to secure payment of indebtedness and we are unable to meet the debt payments, the lender could foreclose upon the property or the loan, appoint a receiver or obtain an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to us. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

We leverage our portfolio, which may adversely affect our return on our investments and may reduce cash available for distribution.

We seek to leverage our portfolio through borrowings. Our return on investments and cash available for distribution to holders of beneficial interests may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets. Our debt service payments reduce the cash available for distributions to holders of preferred and common shares of beneficial interests. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or forced sale to satisfy our debt obligations. A decrease in the value of the assets may lead to a requirement that we repay certain borrowings. We may not have the funds available to satisfy such repayments.

Our rights to the collateral underlying securities in which we invest may be unenforceable.

Loans underlying the securities in which we invest are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing our security interest in the underlying collateral. If this were to happen with respect to material assets or groups of assets serving as collateral for the securities in which we invest, we could be adversely affected.

Interest rate fluctuations may reduce the spread we earn on our interest-earning investments and may reduce our investment return.

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. Although we seek to finance our assets on a match-funded basis and mitigate the risk associated with future interest rate volatility, we are subject to credit risk and interest rate risk with respect to our investments in real estate debt and real estate securities. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2006, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $1,612,000, offset by an increase in our interest expense of approximately $2,449,000 on our variable rate liabilities after the impact of our interest rate swaps. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

Our investments in real estate securities, mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans are subject to changes in credit spreads and if spreads widen, the value of our loan and securities portfolios would decline.

Our investments in real estate securities are subject to changes in credit spreads. The value of these securities is dependent upon the yield demanded on these securities by the market based on the underlying credit. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these real estate securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolio would tend to decline. Such changes in the market value of our portfolio may adversely affect our net equity or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains through sale of such securities, or indirectly through their impact on our ability to borrow and access capital.

The value of our investments in mortgage loans, mezzanine loans and participation interests in mortgage and mezzanine loans is also subject to changes in credit spreads. The majority of the loans we invest in are floating rate loans whose value is based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit. The value of our portfolio would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate. Any credit or spread losses incurred with respect to our loan portfolio would affect us in the same way as similar losses on our real estate securities portfolio as described above.

Prepayment rates can increase, adversely affecting yields on our investments.

The value of our assets may be affected by prepayment rates on mortgage loans underlying the securities in which we invest. Prepayment rates on mortgage loans are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control and consequently such prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on mortgage loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

We may engage in hedging transactions that may limit our gains or result in losses.

We may use derivatives to hedge our liabilities and this has certain risks, including:

●	losses on a hedge position may reduce the cash available for distribution to stockholders and such losses may exceed the amount invested in such instruments;
●	counterparties to a hedging arrangement could default on their obligations; and
●	we may have to pay certain costs, such as transaction fees or brokerage costs.

Our Board of Trustees has authorized FUR Advisors to use interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments in order to hedge as much of the interest rate risk as our advisor determines is in the best interest of our holders of beneficial interests, given the cost of such hedges and the need to maintain our status as a REIT. Our Board does not set specific policies and procedures for the use of these instruments. We may use these hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations. A hedge may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during the period as a result of the use of derivatives.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that adversely impact our ability to pay dividends.

All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require, for example, removal of access barriers and non-compliance could result in imposition of fines by the U.S. Government or an award of damages to private litigants, or both. Although we believe that our properties are in compliance with the ADA, it is possible that we may incur additional expenditures which, if substantial, could adversely affect our results of operations, our financial condition and our ability to pay dividends to you.

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by local, state and federal governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have an adverse affect on our ability to pay dividends to you. Additionally, failure to comply with any of these requirements could result in the imposition of fines by such governmental authorities or awards of damages to private litigants. While we intend to acquire only properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements could change or new requirements could be imposed which would require significant unanticipated expenditures by us and could have an adverse affect on our cash flow and ability to pay dividends.

Environmental liabilities.

The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may affect our operating costs. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect our ability to borrow by using such property as collateral. We maintain insurance related to potential environmental issues on our currently owned properties which may not be adequate to cover all possible contingencies.

Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials (“ACMs”) into the environment. In addition, third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to released

ACMs or other hazardous materials. Environmental laws may also impose restrictions on the use or transfer of property, and these restrictions may require expenditures and/or affect the value of such property. In connection with the ownership and operation of any of our properties, we and the lessees of these properties may be liable for any such environmental costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect our ability to pay amounts due on indebtedness and dividends to holders of beneficial interests. This risk is mitigated for our net lease properties as the lease agreements for those properties require the tenant to comply with all environmental laws and indemnify us for any loss relating to environmental liabilities, which may be affected by the financial ability of the tenant to discharge its responsibility. We have no reason to believe that any environmental contamination or violation of any applicable law, statute, regulation or ordinance governing hazardous or toxic substances has occurred or is occurring, except for the property located in Jacksonville, Florida, previously net leased to Winn-Dixie. Given the nature of the contamination at the Jacksonville property and the fact that a substantial portion of the costs associated with the remediation are covered by a state sponsored plan, we do not believe the costs to be borne by us will be material. Prior to undertaking major transactions, we hire independent environmental experts to review specific properties. FUR Advisors also endeavors to protect us from acquiring contaminated properties or properties with significant compliance problems by obtaining site assessments and property reports at the time of acquisition when it deems such investigations to be appropriate. There is no guarantee, however, that these measures will successfully insulate us from all such liabilities.

We must manage our investments in a manner that allows us to rely on an exemption from registration under The Investment Company Act in order to avoid the consequences of regulation under that Act.

We intend to operate so that we are exempt from registration as an investment company under the Investment Company Act of 1940, as amended. Therefore, the assets that we may invest in, or acquire, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. The investments that we make in order to be exempt from registration, including our whole pool mortgage-backed securities, may not represent an optimum use of our capital when compared to other available investments.

Risks Specific to Our Investment in Concord

In addition to the risks described above under “Risks Relating to our Business”, relating to loans, leverage, credit quality, interest rate fluctuations and credit spreads, our investment in Concord is subject to the following additional risks:

Concord may not be able to acquire eligible securities for a CDO issuance, or may not be able to issue CDO securities on attractive terms, which may require Concord to seek more costly financing for its real estate loan assets or to liquidate assets.

Concord acquires investment and non-investment grade real estate securities and finances them on a long-term basis through the issuance of CDOs. Prior to a new investment grade CDO issuance, there is a period during which real estate securities are identified and acquired for inclusion in a CDO, known as the warehouse accumulation period. During this period, Concord authorizes the acquisition of securities under one or more warehouse facilities from warehouse providers that will be the lead managers of the CDO. The warehouse providers then purchase the securities and hold them for later acquisition by Concord. Concord contributes cash and other collateral to be held in escrow by the warehouse providers to back Concord’s commitment to purchase equity in the CDO and to cover its share of losses should securities need to be liquidated. As a result, we are subject to the risk that Concord will not be able to acquire, during the period that its warehouse facilities are available, a sufficient amount of loan assets to maximize the execution of an investment grade CDO issuance. In addition, conditions in the capital markets may make the issuance of a CDO less attractive to Concord when it does have a sufficient pool of collateral. If Concord is unable to issue a CDO to finance these assets or if doing so is not economical, Concord may be required to seek other forms of potentially less attractive financing or to liquidate the assets at a price that could result in a loss of all or a portion of the cash and other collateral backing its purchase commitment.

Concord’s warehouse facilities and its CDO financing agreements may limit its ability to make investments.

In order for Concord to borrow money to make investments under its warehouse facilities, its warehouse providers have the right to review the potential investment for which Concord is seeking financing. Concord may be unable to obtain the consent of its warehouse providers to make certain investments. In the event that Concord’s warehouse providers do not consent to the inclusion of the potential asset in the warehouse facility, Concord may be unable to obtain alternate financing for that investment. Concord’s warehouse providers’ consent rights with respect to its warehouse facility may limit Concord’s ability to execute its business strategy.

In addition, each CDO financing that Concord engages in is subject to certain eligibility criteria with respect to the collateral underlying the loans sold to the CDO issuer. If Concord is required to substitute collateral with respect to a CDO due to prepayments or otherwise, Concord may not be able to acquire loans secured by collateral that meets these eligibility requirements. If this were to occur, it is likely that Concord’s return from such CDO would be reduced.

The repurchase agreements that Concord uses to finance its investments may require it to provide additional collateral.

Concord uses credit facilities in the nature of repurchase agreements to finance some of its investments, primarily on an interim basis. If the market value of the loans pledged or sold by Concord to a funding source decline in value, Concord may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. Concord may not have the funds available to pay down its debt, which could result in defaults. Posting additional collateral to support its credit facilities will reduce its liquidity and limit its ability to leverage its assets. In the event Concord does not have sufficient liquidity to meet such requirements, lending institutions could accelerate its indebtedness, increase interest rates and terminate its ability to borrow. Such a situation would likely result in a rapid deterioration of Concord’s financial condition and solvency and adversely affect our investment in Concord.

Concord’s future investment grade CDOs will be collateralized with real estate securities that are similar to those collateralizing its existing investment grade CDO issuance, and any adverse market trends that affect these types of real estate securities are likely to adversely affect Concord’s CDOs in general.

Concord’s existing investment grade CDO issuance is collateralized by fixed and floating rate CMBS, whole first mortgage loans, mezzanine loans, participations in first mortgage loans and mezzanine loans, REIT debt and real estate CDOs, and we expect that Concord’s future issuances will be backed by similar securities. Any adverse market trends that affect the value of these types of securities will adversely impact the value of Concord’s interests in the CDOs and, accordingly, our investment in Concord. Such trends could include declines in real estate values in certain geographic markets or sectors, underperformance of CMBS issued in a particular year, or changes in federal income tax laws that could affect the performance of debt issued by REITs.

Credit ratings assigned to our investments are subject to ongoing evaluations and we cannot be sure that the ratings currently assigned to our investments will not be downgraded.

Some of Concord’s investments are rated by Moody’s Investors Service, Fitch Ratings or Standard & Poor’s, Inc. The credit ratings on these investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings of our investments in the future, the value of these investments could significantly decline, which may have an adverse affect on our financial condition.

Concord may make investments in assets with lower credit quality, which will increase our risk of losses.

Concord may invest in unrated securities or participate in unrated or distressed mortgage loans. The anticipation of an economic downturn, for example, could cause a decline in the price of lower credit quality investments and securities because the ability of obligors of mortgages, including mortgages underlying mortgage-backed securities, to make principal and interest payments may be impaired. If this were to occur, existing credit support in the warehouse structure may be insufficient to protect Concord against loss of its principal on these investments and securities.

The use of CDO financings with coverage tests may have a negative impact on Concord’s, and accordingly our operating results and cash flows.

Concord has purchased, and expects to purchase in the future, subordinate classes of bonds in its CDO financings. The terms of the CDO securities issued by Concord include and will include coverage tests, including over-collateralization tests, which are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, Concord’s failure to satisfy the coverage tests could adversely affect Concord’s, and accordingly, our operating results and cash flows.

Certain coverage tests (based on delinquency levels or other criteria) may also restrict Concord’s (and, accordingly, our) ability to receive net income from assets pledged to secure the CDOs. Concord cannot assure us and therefore we cannot assure you, in advance of completing negotiations with the rating agencies or other key transaction parties on any future CDOs, what will be the actual terms of the delinquency tests, over-collateralization, cash flow release mechanisms or other significant factors regarding the calculation of net income to Concord (and, accordingly, to us). Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to Concord (and, accordingly, to us). If Concord’s assets fail to perform as anticipated, Concord’s over-collateralization or other credit enhancement expense associated with its CDOs will increase.

Risks Related to Our Company

We may not be able to obtain capital to make investments.

At such time as we utilize our cash reserves, we will be dependent primarily on external financing to fund the growth of our business. This is because one of the requirements for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is also a separate requirement to distribute net capital gains or pay a corporate level tax. Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments as well as on conditions in the capital markets generally. We and other companies in the real estate industry have experienced limited availability of financing from time to time. Although we believe that we will be able to finance any investments we seek to make in the foreseeable future, requisite financing may not be available on acceptable terms.

We have significant distribution obligations to holders of our preferred shares.

The provisions of our Series B-1 Preferred Shares currently require us to make annual distributions presently aggregating $6,483,750 before any distributions may be made on our Common Shares.

We have indebtedness and this indebtedness, and its cost, may increase.

As of December 31, 2006, we had approximately $474,400,000 in total debt outstanding (including Series B-1 Preferred Shares as debt). Our ratio of total debt to total entity value was approximately 55.9%. When we say “entity value”, we mean market equity value of our common and preferred shares plus total debt outstanding. In the future, we may incur additional debt, and thus increase our ratio of total debt to total entity value, to finance acquisitions, property developments or joint ventures. If our level of indebtedness increases, there may be an increased risk of default on our obligations that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of our floating rate debt and any new debt or other market rate securities or instruments may increase.

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our credit facility and other loans that we may obtain in the future contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense and fixed charges, and that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow under our credit facility is subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon insurance coverage against acts of terrorism not available to us in the marketplace on commercially reasonable terms.

We rely on debt financing, including borrowings under our credit facility, issuances of unsecured debt and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would be adversely affected. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, obtain possession of the property securing the defaulted loan.

Future issuances and sales of our Common Shares pursuant to an outstanding registration statement may affect the market price of our Common Shares.

We currently have an effective “shelf” registration statement on file covering the issuance, from time to time, of up to $228,983,335 of our Common Shares, preferred shares and/or debt securities. The registration statement also covers the resale by certain selling shareholders of up to 23,222,223 Common Shares. The actual issuance of additional Common Shares or sale of these or other large holdings of Common Shares may decrease the market price of our Common Shares. We have also agreed to file a registration statement covering the resale of 3,522,566 Common Shares.

We may change our investment strategy without shareholder consent and make riskier investments.

We may change our investment strategy at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Report. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.

Our due diligence may not reveal all of the liabilities associated with the asset and may not reveal other weaknesses.

Before making an investment in an Operating Property, Loan or Real Estate Security, FUR Advisors assesses the value of the Operating Property or, in the case of a Loan or Real Estate Security, the value of the assets underlying the Loan or Real Estate Security. Further, in entering into a joint venture or making a Loan or acquiring a Real Estate Security, FUR Advisors assesses the strength and skills of such entity’s management and other factors that it believes are material to the performance of the investment. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, FUR Advisors relies on the resources available to them and, in some cases, an investigation by third parties. There can be no assurance that its due diligence processes will uncover all relevant facts or that any investment will be successful.

Dependence on qualification as a REIT; tax and other consequences if REIT qualification is lost.

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

If, with respect to any taxable year, we fail to maintain our qualification as a REIT and certain relief provisions do not apply, we could not deduct distributions to our shareholders in computing our taxable income and would have to pay federal corporate income tax (including any applicable alternative minimum tax) on our taxable income. If we had to pay federal income tax, the amount of money available to distribute to our shareholders would be reduced for the year or years involved, but we would no longer be required to pay dividends to our shareholders. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost and thus our cash available for distribution to our shareholders would be reduced in each of those years, unless we were entitled to relief under relevant statutory provisions.

Although we currently intend to operate in a manner designed to allow us to continue to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to revoke the REIT election. In that event, we and our shareholders would no longer be entitled to the federal income tax benefits applicable to a REIT.

Pursuant to an agreement with Vornado, a common shareholder, we may be liable to pay damages to Vornado in the event we fail to maintain our status as a REIT.

In order to maintain our status as a REIT, we may be forced to borrow funds during unfavorable market conditions.

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

From time to time, we may generate taxable income greater than our cash flow available for distribution to our shareholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid income and excise taxes in a particular year. These alternatives could increase our operating costs and diminish our rate of growth.

Factors that may cause us to lose our New York Stock Exchange listing.

We might lose our listing on the NYSE depending on a number of factors, including failure to qualify as a REIT, the number of holders of beneficial interests and amount and composition of our assets. If we were to lose our NYSE listing, we would likely try to have our Common Shares listed on another national securities exchange.

Ownership limitations in our Bylaws may adversely affect the market price of our Common Shares.

Our bylaws contain an ownership limitation that is designed to prohibit any transfer that would result in our being “closely-held” within the meaning of Section 856(h) of the Code. This ownership limitation, which may be waived by our Board of Trustees, generally prohibits ownership, directly or indirectly, by any single shareholder of more than 9.8% of the Common Shares. Our Board has waived this ownership limitation on a number of occasions.

Unless the Board waives the restrictions or approves a bylaw amendment, Common Shares owned by a person or group of persons in excess of 9.8% of our outstanding Common Shares are not entitled to any voting rights, are not considered outstanding for quorum or voting purposes, and are not entitled to dividends, interest or any other distributions with respect to the Common Shares. The ownership limit may have the effect of inhibiting or impeding a change of control over us or a tender offer for our Common Shares.

Failure to maintain effective internal controls could have a material adverse affect on our business, operating results and share price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.

If we fail to maintain the adequacy of our internal controls, as such standards may be modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and to maintain our qualifications as a REIT and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, our REIT qualification would be jeopardized, investors could lose confidence in our reported financial information, and the trading price of our shares could drop significantly.

Risks Relating to Our Management

Ability of FUR Advisors to operate properties directly affects our financial condition.

The underlying value of our real estate investments, the results of our operations and our ability to pay dividends to our holders of beneficial interests and to pay amounts due on our indebtedness will depend on the ability of our advisor to operate our properties and manage our other investments in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of our operating and other expenses.

We are dependent on FUR Advisors and the loss of FUR Advisors’ key personnel could harm our operations and adversely affect the value of our beneficial interests.

We have no paid employees. Our officers are employees of FUR Advisors. We have no separate facilities and are completely reliant on FUR Advisors, which has significant discretion as to the implementation of our operating policies and strategies. We are subject to the risk that FUR Advisors will terminate the Advisory Agreement and that no suitable replacement will be found to manage us. Furthermore, we are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by FUR Advisors and, in particular, Michael Ashner, chairman of our Board and our chief executive officer, and Peter Braverman, our president, as well as our other executive officers. While we believe that we could find replacements for these key personnel, the loss of their services could harm our operations and adversely affect the value of our shares of beneficial interest. Early in 2007, Carolyn Tiffany, our Chief Operating Officer, resigned effective January 31, 2007, and Mr. Braverman assumed her responsibilities.

There are conflicts of interest in our relationship with FUR Advisors.

Our chairman and chief executive officer and each of our executive officers also serve as officers of FUR Advisors. Our base management and an incentive compensation agreements with FUR Advisors were negotiated as part of an overall transaction in which a sister entity of FUR Advisors acquired control of the Company. Accordingly, the terms of the Advisory Agreement, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

The incentive fee payable to FUR Advisors may be substantial.

Pursuant to the terms of the Advisory Agreement, at such time, if at all, as we have paid aggregate dividends to our holders of Common Shares in excess of a threshold amount ($349,929,000 at December 31, 2006), FUR Advisors will be entitled to receive 20% of subsequent dividends paid to our holders of Common Shares. If we were to liquidate or sell all or a substantial portion of our assets, the amount payable to FUR Advisors could be significant.

Termination of the Advisory Agreement may be costly.

Termination of the Advisory Agreement with FUR Advisors may be costly. Upon termination of the Advisory Agreement, FUR advisors will be paid a termination fee equal to the incentive fee assuming we were then liquidated. The amount payable on termination of the Advisory Agreement could be quite substantial.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year that remain unresolved.

ITEM 2. PROPERTIES

The following table sets forth certain information relating to our properties at December 31, 2006 :

Property Type/Location	Tenant	Square Feet (1)	Ownership of Land (2)

Mixed Use:
Churchill, PA*	Viacom, Inc.	1,008,000	Ground Lease
Atlanta, GA (Sealy) (3)	Multiple tenants	472,000	Fee

Office:
Amherst, NY*	Ingram Micro Systems	170,000	Fee (8)
Amherst, NY*	Ingram Micro Systems	30,000	Fee (8)
Andover, MA*	Verizon of New England, Inc.	93,000	Ground Lease
Chicago, IL (Ontario) (4)	Multiple tenants	128,000	Fee (5)
Chicago, IL (Marc Portfolio) (6)	Multiple tenants	3,677,000	Fee
Houston, TX (7)*	Duke Energy	614,000	Fee
Indianapolis, IN	Multiple tenants	110,000	Fee
Orlando, FL*	Siemens Real Estate, Inc.	256,000	Ground Lease
Plantation, FL*	BellSouth Communications, Inc.	133,000	Land Estate
South Burlington, VT*	Verizon of New England, Inc.	56,000	Ground Lease
Lisle, IL	Multiple tenants	169,000	Fee
Lisle, IL	Multiple tenants	67,000	Fee
Lisle, IL (9)	Ryerson	54,000	Fee

Retail:
Athens, GA*	The Kroger Co.	52,000	Land Estate
Atlanta, GA*	The Kroger Co.	61,000	Ground Lease
Louisville, KY*	The Kroger Co.	47,000	Land Estate
Lafayette, LA*	The Kroger Co.	46,000	Ground Lease
St. Louis, MO* (10)	The Kroger Co.	46,000	Land Estate
Biloxi, MS*	The Kroger Co.	51,000	Land Estate
Greensboro, NC*	The Kroger Co.	47,000	Ground Lease
Knoxville, TN*	The Kroger Co.	43,000	Land Estate
Memphis, TN*	The Kroger Co.	47,000	Land Estate
Denton, TX*	The Kroger Co.	48,000	Land Estate
Seabrook, TX*	The Kroger Co.	53,000	Land Estate
Sherman, TX*	The Kroger Co.	46,000	Land Estate

Warehouse:
Jacksonville, FL	Multiple tenants	585,000	Fee

Total Square Feet		8,209,000

* Property is net-leased to tenant.

(1)	The square footage shown represents net rentable area.
(2)	Ground Lease means that we lease the land on which the improvements are situated for a fixed period of time. Land Estate means that we hold title to the land for a set period of time after which ownership of the land reverts to a remainderman at which time we have the right to lease the land. Fee means that we own fee title to the land. See “The Net Lease Properties” below for information relating to our ground lease and land estate interests.
(3)	Consists of 12 flex properties held in a joint venture in which we hold a 60% interest.
(4)	Property is held in a joint venture in which we hold an 80% interest.
(5)	We own fee title to a commercial space condominium consisting of the first six floors in a mixed-use building together with 208 parking spaces. The residential condominiums, which occupy the 45 floors above our six floors, are owned by third parties.
(6)	Consists of 23 properties in which we hold an ownership interest in each of the borrowers in a participating second mortgage loan (see Item 1. Business – Our Assets – Loans – Marc Realty Loans” which entitles us to share in the proceeds from sales and refinancings).

(7)	Property is held indirectly through a limited partnership in which we are the general partner and hold an 8% limited partnership interest.
(8)	The ground underlying these properties is leased to us by the local industrial development authority pursuant to a ground lease which requires no rental payments. Effective October 31, 2013 , legal title to these properties will vest in us.
(9)	Property is held in a joint venture in which we hold a 60% interest.
(10)	Included in discontinued operations pending condemnation proceedings by the City of St. Louis .

See “Item 7. Management’s Discussion and Analysis and Results of Operations” for information relating to capital improvements at our properties.

Circle Tower - Indianapolis , Indiana

The following table lists the average occupancy rates and effective rental rate per square foot at December 31 of each of the years listed for the Indianapolis , Indiana property.

	2006	2005	2004

Occupancy	91%	84%	86%
Average Effective Base Rental Rate (1)	$14.34	$14.63	$14.50

(1)	Average Effective Base Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Circle Tower property as of December 31, 2006 :

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2006 Rental for Leases Expiring	Percentage of Total Annualized Rental

2007	17	15,300	$231,000	15%
2008	13	18,600	251,000	17%
2009	13	20,300	306,000	20%
2010	11	20,300	327,000	22%
2011	5	4,400	50,000	3%
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	—	—
2015	2	13,800	192,000	13%
2016 and beyond	4	9,500	149,000	10%

The real estate tax rate for 2006 for the Circle Tower property was $3.5964 per $1,000, and the annual real estate tax was approximately $85,000.

Ontario Property - Chicago, Illinois

The following table lists the average occupancy rates and effective rental rate per square foot at December 31 for each of the years listed for our Chicago (Ontario), Illinois property.

	2006	2005	2004

Occupancy	94%	90%	N/A
Average Effective Base Rental Rate (1)	$23.19	$24.89	N/A

(1)	Average Effective Base Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Chicago (Ontario), Illinois property as of December 31, 2006:

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2006 Rental for Leases Expiring	Percentage of Total Annualized Rental

2007	2	5,000	$179,000	6%
2008	1	2,000	61,000	2%
2009	3	13,000	336,000	12%
2010	3	16,000	543,000	19%
2011	4	20,000	587,000	21%
2012	—	—	—	—
2013	3	10,000	327,000	11%
2014	1	6,000	158,000	6%
2015	2	16,000	478,000	17%
2016 and beyond	1	6,000	178,000	6%

The real estate tax rate for the Chicago (Ontario), Illinois property in 2006 was estimated at $52.00 per $1,000 and the annual real estate tax was estimated to be approximately $967,000.

Jacksonville Property – Jacksonville, Florida

Prior to November 3, 2005, this property was net leased to Winn-Dixie. Effective November 4, 2005, Winn-Dixie rejected its lease in bankruptcy and we became responsible for the costs at the property. The property has been subsequently leased to three tenants occupying 487,000 square feet or 83% occupancy at December 31, 2006.

The following table lists the average occupancy rates and effective rental rate per square foot at December 31 for each of the years listed for the Jacksonville property.

	2006	2005	2004

Occupancy	61%	83%	100%
Average Effective Base Rental Rate (1)	$1.53	$0.00	$2.67

(1)	Average Effective Base Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Jacksonville property as of December 31, 2006:

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2006 Rental for Leases Expiring	Percentage of Total Annualized Rental

2007	—	—	—	—
2008 (1)	—	—	—	—
2009	2	459,900	986,000	90%
2010	—	—	—	—
2011	—	—	—	—
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	—	—
2015	—	—	—	—
2016 and beyond	1	27,100	109,000	10%

(1)	A tenant that leases 175,000 square feet with 2006 rent of $350,000 has the right to terminate its lease effective May 31, 2008. If such right is not exercised, the lease terminates in 2009.

The real estate tax rate for the Jacksonville property in 2006 was $18.1825 per $1,000 and the annual real estate tax was approximately $170,000.

Corporetum Properties – Lisle, Illinois

550/650 Corporetum Property

The following table lists the average occupancy rates and effective rental rate per square foot at December 31 for each of the years listed for the 550/650 Corporetum property.

	2006	2005	2004

Occupancy	96%	N/A	N/A
Average Effective Base Rental Rate (1)	$13.66	N/A	N/A

(1)	Average Effective Base Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the 550/650 Corporetum property as of December 31, 2006:

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2006 Rental for Leases Expiring	Percentage of Total Annualized Rental

2007	6	11,800	191,000	9%
2008	5	39,000	269,000	13%
2009	5	22,300	222,000	11%
2010	4	33,200	600,000	29%
2011	4	60,400	780,000	38%
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	—	—
2015	—	—	—	—
2016 and beyond	—	—	—	—

The real estate tax rate for the 550/650 Corporetum property in 2006 was $6.2046 per $1,000, and the annual real estate tax was approximately $429,000.

701 Arboretum Property

The following table lists the average occupancy rates and effective rental rate per square foot at December 31 for each of the years listed for the 701 Arboretum property.

	2006	2005	2004

Occupancy	90%	N/A	N/A
Average Effective Base Rental Rate (1)	$14.19	N/A	N/A

(1)	Average Effective Base Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the 701 Arboretum property as of December 31, 2006:

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2006 Rental for Leases Expiring	Percentage of Total Annualized Rental

2007	—	—	—	—
2008	1	9,900	174,000	21%
2009	1	5,000	68,000	8%
2010	6	41,700	586,000	69%
2011	—	—	—	—
2012	—	—	—	—
2013	1	3,800	17,000	2%
2014	—	—	—	—
2015	—	—	—	—
2016 and beyond	—	—	—	—

The real estate tax rate for the 701 Arboretum property in 2006 was $6.2046 per $1,000, and the annual real estate tax was approximately $192,000.

1050 Corporetum Property

The 1050 Corporetum property was vacant (54,000 square feet) at December 31, 2006.

In January 2007, a lease for 100% of the building was entered into with Ryerson, Inc. The lease agreement commences in May 2007 and expires in April 2018, has base rent beginning at $13.89 per square foot and increasing during the term to $19.24 per square foot.

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the 1050 Corporetum property assuming the Ryerson lease in place:

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2006 Rental for Leases Expiring	Percentage of Total Annualized Rental

2007	—	—	—	—
2008	—	—	—	—
2009	—	—	—	—
2010	—	—	—	—
2011	—	—	—	—
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	—	—
2015	—	—	—	—
2016 and beyond	1	54,000	—	100%

The real estate tax rate for the 1050 Corporetum property in 2006 was $6.2046 per $1,000, and the annual real estate tax was approximately $67,000.

The Net Lease Properties

Pursuant to the terms of the lease agreements with respect to the following properties, the tenant at each property is required to pay all costs associated with the property including property taxes, ground rent, maintenance costs and insurance.

The following table sets forth the terms and rental rates for each property:

Property Location	Initial Term Expiration Date		Initial Term Annual Rent		Renewal Terms

Amherst, NY (170,000 sq. ft.)	10/31/2013		$1,713,451		Two, 5 year
Amherst, NY (30,000 sq. ft.)	10/31/2013		302,313		Two, 5 year
Andover, MA	12/31/2009		2,544,320		Four, 5 year and one, 10 year
Athens, GA	10/31/2010		220,327		Six, 5 year
Atlanta, GA	10/31/2010		259,308		One, 6 year and two, 5 year
Biloxi, MS	10/31/2010		219,480		Six, 5 year
Churchill, PA	12/31/2010		2,786,151		Six, 5 year
Denton, TX	10/31/2010		220,327		Six, 5 year
Greensboro, NC	10/31/2010		202,532		One, 7 year and five, 5 year
Houston, TX	4/30/2018		7,021,406	(1)	Two, 5 year
Knoxville, TN	10/31/2010		214,395		Six, 5 year
Lafayette, LA	10/31/2010		178,804		One, 7 year and six, 5 year
Louisville, KY	10/31/2010		197,447		Six, 5 year
Memphis, TN	10/31/2010		220,327		Six, 5 year
Orlando, FL	12/31/2017	(2)	3,195,963	(2)	Five, 5 year
Plantation, FL	3/29/2010		3,158,220		Five, 5 year
Seabrook, TX	10/31/2010		211,854		Six, 5 year
Sherman, TX	10/31/2010		203,379		Six, 5 year
South Burlington, VT	12/31/2009		1,109,347		Five, 5 year
St. Louis, MO	10/31/2010		233,038		Six, 5 year

(1)	Annual rent as of December 31, 2006. Rent is subject to annual increases equal to 1.75% on May 1 of each year.
(2)	Lease was modified in February 2007 to extend the term to December 31, 2017. Rent increases by 2% annually.

The following table sets forth the terms of the land estates:

Property Location	Land Estate Expiration	Lease Term Options Upon Expiration of Land Estate	Lease Term Rents Per Annum

Athens, GA (1)	10/31/2010	Fourteen, 5 year	$18,600
Biloxi, MA (1)	10/31/2010	Fourteen, 5 year	54,000
Denton, TX (1)	10/31/2010	Fourteen, 5 year	86,880
Knoxville, TN (1)	10/31/2010	Fourteen, 5 year	97,200
Louisville, KY (1)	10/31/2010	Fourteen, 5 year	35,400
Memphis, TN (1)	10/31/2010	Fourteen, 5 year	60,360
Plantation, FL	02/28/2010	Thirteen, 5 year	261,919 through 6th term and then fair market value
Seabrook, TX (1)	10/31/2010	Fourteen, 5 year	58,560
Sherman, TX (1)	10/31/2010	Fourteen, 5 year	80,160
St. Louis, MO (1)	10/31/2010	Fourteen, 5 year	61,400

(1)	The Trust has the option to purchase the land at fair market value prior to September 30, 2010.

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum (1)

Andover, MA	9/2/2010	Four, 5 year and one, 10 year	$99,920 through current term and then fair market value

Atlanta, GA	9/30/2006	Four, 5 year	$30,000 plus ½ of 1% of sales greater than $27,805,800

Lafayette, LA	4/30/2008	Eight, 5 year	$176,244 increased by 5% for each successive renewal term

Greensboro, NC	12/31/2007	Four, 5 year and fifteen, 1 year	$59,315 increased by approximately $12,000 for each successive renewal period plus 1% of sales over $35,000,000

Orlando, FL	12/31/2017	Five, 5 year	$1 through the current term and then fair market value

Churchill, PA	12/31/2010	Six, 5 year	$2 through the current term and then fair market value

South Burlington, VT	1/2/2010	Four, 5 year and one, 10 year	$51,584 through the current term and then fair market value

(1)	The lease between us and the tenant at the property requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

Mortgage Loans

The following table sets forth the terms of the first mortgages for each of the properties.

Property Location	Principal Balance at December 31, 2006	Maturity	Interest Rate	2007 Debt Service	Prepayment Terms

Amherst, NY	$17,622,000	11/6/2013	5.65%	$1,346,000	Make Whole Premium (1)
Indianapolis, IN	4,508,000	4/11/2015	5.82%	325,000	Defeasance (2)
Houston, TX	72,270,000	4/1/2016	6.66%	7,105,000	Make Whole Premium (1)
Andover, MA	6,610,000	2/16/2011	6.6%	547,000	Defeasance (2)
South Burlington, VT	2,833,000	2/16/2011	6.6%	234,000	Defeasance (2)
Lisle, IL	17,466,000	6/1/2016	6.26%	1,109,000	Defeasance (2)
Lisle, IL	7,134,000	6/1/2016	6.26%	453,000	Defeasance (2)
Chicago, IL	21,600,000	3/1/2016	5.75%	1,259,000	Defeasance (2)
Chicago, IL	9,500,000	3/28/2007	Prime plus .5%	9,701,000	No restriction (3)
Chicago, IL	3,676,000	3/28/2007	Prime plus .5%	3,754,000	No restriction (3)
Orlando, FL and
Churchill, PA	69,549,000	6/30/09(4)	LIBOR plus 1.75%	4,666,000	No restriction (3)

	$232,768,000

(1)	Prepayment is based on a discounted cash flow method which provides the lender, on a present value basis, all of the interest it would have received had the loan been paid in accordance with its terms through maturity.
(2)	Requires the acquisition of United States government securities with maturities sufficient to make the required payments on the loan which are substituted as collateral for the loan.
(3)	Provided that no Event of Default then exists.
(4)	We have the right to extend the term for two, one-year extensions.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR TRUST’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Policy

In 2006, we established a regular quarterly dividend of $0.06 per common share. In addition, we paid a special dividend of $0.11 per common share on January 15, 2006 to holders of record of Common Shares on December 30, 2005 and a special dividend of $0.06 per common share on January 16, 2007 to holders of record on December 29, 2006. While we intend to continue paying regular quarterly dividends and special dividends as needed, future dividend declarations will be at the discretion of the Board of Trustees and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We are required by the Code to distribute at least 90% of our REIT taxable income. We intend to comply with the foregoing minimum distribution requirements. As of December 31, 2006, we had net operating loss carryforwards of $40,351,000, after utilizing $6,972,000 to partially offset 2006 taxable income, which will expire from 2019 through 2023. We also had capital loss carryforwards of $1,695,000 which were fully utilized as of December 31, 2006. As a result of these net operating loss and capital loss carryforwards, we have been able to reduce our taxable income in prior years, and expect that we will be able to continue to until we fully utilize our net operating loss carryfowards.

	High	Low	Dividends Declared

Year Ended December 31, 2005:
First quarter	$4.58	$3.55	$—
Second quarter	4.10	3.51	—
Third quarter	4.78	3.50	—
Fourth quarter	5.85	4.21	0.11

Total			$0.11

Year Ended December 31, 2006:
First quarter	$5.75	$5.16	$—
Second quarter	6.27	5.14	—
Third quarter	6.79	5.86	0.18
Fourth quarter	6.99	5.95	0.12

Total			$0.30

Our shares are traded on the New York Stock Exchange (Ticker Symbol: FUR). As of December 31, 2006, there were 1,729 record holders of the Common Shares. We estimate the total number of beneficial owners to be approximately 6,044.

On February 7, 2006, in accordance with the terms of the Certificate of Designations for our Series A Preferred Shares we converted all of our Series A Preferred Shares into Common Shares at a rate of 4.92 Common Shares for each Series A Preferred Share. In connection with this conversion, we issued approximately 4,836,763 Common Shares and made payments totaling $65.00 for fractional shares otherwise issuable as a result of the conversion to holders of our Series A Preferred Shares.

On February 2, 2006, a holder of our Series B-1 Preferred Shares exercised its right to convert 10,000 of its Series B-1 Preferred Shares into our Common Shares. In accordance with the terms of the Certificate of Designations for our Series B-1 Preferred Shares, on February 14, 2006 we issued 55,556 Common Shares (5.56 Common Shares per Series B-1 Preferred Share) to the holder requesting the conversion.

During 2006, we received aggregate net proceeds of $138,820,000 from the sale of 24,895,947 Common Shares in the following transactions:

●	Issued 5,220,038 Common Shares in April 2006 pursuant to a registered rights offering for a per share price of $5.25 resulting in $27,122,000 in net proceeds;

●	Issued a total of 125,909 Common Shares pursuant to our Dividend Reinvestment and Stock Purchase Plan resulting in net proceeds of $805,000; and

●	Issued a total of 19,550,000 Common Shares in November 2006 pursuant to an underwritten public offering at a per share price of $6.00 ($5.70 after underwriters’ discount) resulting in net proceeds of $110,893,000.

The total number of Common Shares outstanding at March 1, 2007 is 65,548,106.

As required by applicable New York Stock Exchange listing rules, on May 16, 2006, following our 2006 Annual Meeting of Stockholders, our Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards.

Performance Graph

The following graph is a comparison of the five-year cumulative return of Common Shares, a peer group index and the Morgan Stanley REIT Index for the periods shown. The peer group consists of REITs with a diversity and other property focus and have a current market value as of February 15, 2007 of less than $750M. The graph assumes that $100 was invested on December 31, 2001 in Common Shares, a peer group index and the Morgan Stanley REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06

Winthrop Realty Trust	100.00	81.41	98.79	172.42	264.94	334.64
MSCI US REIT (RMS)	100.00	103.64	141.73	186.35	208.96	284.02
Peer Group	100.00	102.36	118.32	151.20	153.08	179.34

ITEM 6. SELECTED FINANCIAL DATA.

These Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Operating Results	2006	2005	2004	2003	2002

Revenues	$54,487	$32,851	$5,915	$2,427	$3,204

Income (loss) from continuing operations	42,820	23,090	1,943	(6,575)	(5,397)
Income from discontinued operations (1)	116	531	1,242	619	365
Gain on sale of real estate	—	—	19,267	54	—

Net income (loss)	42,936	23,621	22,452	(5,902)	(5,032)
Preferred dividends	—	(2,064)	(2,064)	(2,064)	(2,067)

Net income (loss) applicable to Common Shares
of Beneficial Interest	$42,936	$21,557	$20,388	$(7,966)	$(7,099)

Dividends declared for Common Shares
of Beneficial Interest	$16,069	$3,914	$—	$—	$6,962

Per Common Share of Beneficial Interest, basic
Income (loss) from continuing operations, basic	$0.92	$0.64	$—	$(0.28)	$(0.21)
Income from discontinued operations, basic (1)	—	0.02	0.66	0.02	$0.01

Net income (loss) applicable to Common Shares
of Beneficial Interest, basic	$0.92	$0.66	$0.66	$(0.26)	$(0.20)

Income (loss) per Common Share of Beneficial
Interest, diluted	$0.71	$0.51	$—	$(0.28)	$(0.21)
Income from discontinued operations, diluted	—	0.01	0.66	0.02	0.01

Net income (loss) applicable to Common Shares
of Beneficial Interest, diluted	$0.71	$0.52	$0.66	$(0.26)	$(0.20)

Dividends declared per Common Share of
Beneficial Interest	$0.30	$0.11	$—	$—	$0.20

(1)	The results of Imperial Parking Limited, VenTek and Park Plaza properties were classified as discontinued operations for 2002, 2003, 2004, 2005 and 2006. The results of the St. Louis property, which was purchased in November 2004, were classified as discontinued operations for 2004, 2005 and 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a real estate investment trust (“REIT”) engaged in the business of owning real property and real estate related assets. We operate in three strategic business segments: (i) Operating Properties, (ii) Loans and (iii) Real Estate Securities. We may make investments in each of these segments directly and in strategic alliances and joint ventures with third parties

Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing. We measure our success in meeting this objective by a number of factors, including increases in diluted per share net income, cash returns generated by our investments, increases in shareholder equity and total return to our shareholders. During 2006, 2005 and 2004, our operating results were as follow:

	2006	2005	2004

Net income applicable to Common Shares	$42,936,000	$21,557,000	$20,388,000

Net income per common share, basic	$0.92	$0.66	$0.66

Net income per common share, diluted	$0.71	$0.52	$0.66

Net cash provided by operating activities	$27,687,000	$15,870,000	$3,987,000

Total assets	$851,620,000	$658,848,000	$289,968,000

With certain self-imposed limitations, we will seek opportunities to invest in or acquire most types of real estate assets or securities. We believe that entering into specific strategic alliances and joint ventures with regional or specialized real estate professionals provides us with a platform to be extremely competitive in markets in which we are not currently located or have a management infrastructure in place. Also, we seek to enter into strategic co-investment joint ventures with institutional and high net worth investors to enhance our total return through acquisitions, asset management and other fees and a promoted economic interest.

In view of the foregoing, our near-term investment strategy will be to identify and invest in discrete real estate investments including investments through joint ventures. As market conditions dictate, we will focus our investment activity in one or more of our business segments and aggressively pursue such opportunities. We intend to fund these investments through one or more of the following: cash reserves, borrowings under our credit facility, property loans, issuance of debt and equity on joint ventures with third parties. For the long-term, as investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities. Therefore, non-recurring items are an important part of our overall earnings. Significant investments, dispositions and financing transactions during 2006 included:

●	acquiring three office properties containing approximately 290,000 square feet;

●	acquiring in a joint venture, two loans secured by first priority liens on 241,000 square feet of commercial space, an indoor parking structure, the underlying land and unsold condominiums at a property commonly referred to as River City in Chicago, Illinois;

●	forming Concord Debt Holdings LLC (f/k/a 111 Debt Holdings LLC) a joint venture with Lexington and investing $91,342,000 to acquire and originate approximately $450,355,000 in loans and originated a collateral debt obligation pool;

●	selling all of our 1,755,600 shares in Sizeler Property Investors Inc. for an aggregate sales price of approximately $25,363,000, representing an aggregate gain excluding dividends of $7,843,000;

●	obtaining $89,522,000 in first mortgage indebtedness;

●	issuing a total of 19,550,000 Common Shares in November 2006 pursuant to an underwritten public offering for a per share price of $6.00 ($5.70 after underwriters discount) resulting in net proceeds of $110,814,000;

●	entering into two joint venture relationships with local partners which hold 12 properties containing approximately 472,000 square feet for an aggregate investment of $5,470,000; and

●	modification of our mortgage debt encumbering certain of our net lease properties commonly referred to as the Finova Portfolio.

Other significant events for the year ended December 31, 2006 included:

●	entered into 18 new leases and renewed 14 leases totaling approximately 576,000 square feet;

●	increased average portfolio occupancy to 98%;

●	redeeming our Series A Preferred Shares;

●	issuing rights to our common and preferred shareholders to subscribe for and purchase up to an aggregate of 5,220,038 of newly-issued Common Shares for a price of $5.25 per common share, which was fully subscribed, raising net proceeds in the second quarter of 2006 of approximately $27,122,000;

●	establishing a quarterly dividend of $0.06 per common share retroactive to January 1, 2006; and

●	issuing a total of 125,909 Common Shares pursuant to our dividend reinvestment and stock purchase plan for net proceeds of $805,000.

Trends

Competition

We face substantial competition for our targeted investments. Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to implement our investment policy and operating strategies. We compete with numerous other companies for investments, including other REITs, insurance companies, real estate opportunity funds, pension funds and a multitude of private investors. Many of our competitors have greater resources than we do and for this and other reasons, we may not be able to compete successfully for particular investments. We will continue to capitalize on the acquisition and investment opportunities that our advisor brings to us as a result of its acquisition experience as well as our partners in joint ventures which serve as platforms to investments in various geographic areas and particular classes of assets. Through its broad experience, our advisor’s senior management team has established a network of contacts and relationships, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants. In addition we believe that our advisor’s significant real estate management infrastructure gives us economies of scale that provides us with a competitive advantage when bidding on investment opportunities.

Interest Rate Environment

Interest rates can fluctuate. We may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the potential negative effects of fluctuations in interest rates on our operations. In the past, we entered into the following agreements in order to limit our exposure to interest rate volatility: (i) an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at December 31, 2006 of $69,549,000, secured by certain of our net lease properties, from a floating rate equal to LIBOR plus 1.75% to a fixed LIBOR rate of 4.05% plus 1.75% and (ii) an interest rate swap with a balance guaranty on our Repurchase Agreement with respect to our first mortgage residential whole-pool loan certificates, which bears interest at LIBOR minus 0.003%, effectively fixing our rate at 4.045% on that financing. We do not intend to utilize derivatives for speculative purposes but only for interest rate risk management.

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

Our primary sources of funds for liquidity consist of:

●	cash and cash equivalents;

●	operating cash flow derived primarily from rental income received from our Operating Properties;

●	debt service received from Loans held;

●	dividends received from our ownership of Real Estate Securities; and

●	borrowings under our credit facility.

During 2006, we also raised funds through equity offerings and debt financings. We had cash and cash equivalents of $89,463,000 at December 31, 2006, which consisted of $30,795,000 in cash and $58,668,000 in cash equivalents with maturities of less than 90 days. In addition, we had $70,000,000 available under our credit facility. In the future, we may raise additional funds through debt financing and/or equity offerings. Toward that end: (i) in April 2006 we issued 5,220,038 Common Shares in a registered rights offering to our existing holders resulting in net proceeds of $27,122,000; (ii) in August 2006 we instituted a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) pursuant to which holders of our Common Shares can reinvest all or a portion of the dividends paid on the Common Shares as well as invest additional sums in our Common Shares; and (iii) In November 2006 we issued 19,550,000 newly issued Common Shares in an underwritten public offering pursuant to an effective shelf registration statement resulting in net proceeds of $110,814,000.

At December 31, 2006, we had an effective registration statement under which we can offer an aggregate of approximately $228,983,000 of additional equity or debt securities. In addition, our UPREIT structure will also enable us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. Although to date we have not issued limited partnership interests in a transaction, we believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

Revolving Future Cash Requirements

The following table sets forth the timing of our payment obligations related to our off-balance sheet and contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2006:

	Payments Due by Period (In thousands)

Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Mortgage Loans Payable	$311,684	$30,498	$100,376	$35,004	$145,806
(principal and interest)
Revolving Line of Credit	—	—	—	—	—
(principal and interest)
Loans Payable	33,233	2,544	30,689	—	—
(principal and interest)
Repurchase Agreements	111,911	111,911	—	—	—
Ground Lease Obligations (1)	—	—	—	—	—
Advisors’ Fee (2)	22,999	1,973	10,513	10,513	- (3)

	$479,827	$146,926	$141,578	$45,517	$145,806

Off-Balance Sheet Obligations:
Commitments (4)
Concord	$8,658,000	$8,658,000	—	—	—
Vision	$1,000,000	$1,000,000	—	—	—
Capital and Tenant Improvements (5)	$3,234,000	$3,234,000	—	—	—

(1)	The underlying lease agreements require the tenant to pay the ground rent expense.
(2)	Base management fee based upon the terms of the Advisory Agreement and equity and assets in place at December 31, 2006, with no effect given to the additional investments, equity issuances or incentive compensation to FUR Advisors.
(3)	No amounts have been included due to the automatic annual renewal provisions of the Advisory Agreement.
(4)	Excludes pending acquisitions that are subject to due diligence.
(5)	Under the terms of our agreement with Marc Realty, as of December 31, 2006, we were required to loan an additional $3,234,000 to fund capital and tenant improvements.

We carry comprehensive liability and all risk property insurance: (i) fire; (ii) flood; (iii) extended coverage; (iv) “acts of terrorism,” as defined in the Terrorism Risk Insurance Act of 2002; and (v) rental loss insurance with respect to our properties where coverage is not provided by our net lease tenants. Under the terms of the net leases, the tenant is obligated to maintain adequate insurance coverage.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us) contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain at reasonable costs, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $70,445,000 during the year ended December 31, 2006. The increase resulted from $27,687,000 of cash provided by operating activities and $155,448,000 of cash provided by our financing activities, which was partially offset by $112,690,000 of cash used in our investing activities.

Cash provided by operating activities of $27,687,000 was comprised of (i) net income of $42,936,000; (ii) net negative adjustments for non-cash items of $9,974,000, and (iii) a net negative change in operating assets and liabilities of $1,452,000. The adjustments for non-cash items were primarily comprised of increases due to (i) depreciation and amortization of $13,404,000; (ii) minority interest expense of $2,764,000; (iii) distributions in excess of equity in earnings of preferred equity investment of $35,000; (iv) loss on early extinguishment of debt of $126,000 and (v) a decrease in interest receivable on loans of $54,000. The decreases in non-cash items were primarily due to (i) gain on sale of exclusivity rights of $9,500,000; (ii) gain on sale of equity investment of $9,285,000; (iii) net gains on sale of securities available for sale of $8,130,000; (iv) the effect of straight-lining of rental income of $1,920,000; (v) equity in earnings of equity investments in excess of distributions of $170,000; (vi) gain on Winn-Dixie settlement of $1,108,000; (vii) interest earned on restricted cash of $45,000 and (viii) bad debt recoveries of $22,000. See “Our Results of Operations” below for additional details on our operations.

Cash provided by investing activities consisted primarily of (i) $34,352,000 of proceeds received from prepayment on whole pool mortgage-backed securities available for sale and (ii) $29,831,000 of proceeds from the sale of various real estate securities owned. The balance related to the $8,589,000 of loans receivable collected and $7,108,000 of proceeds from the sale of preferred equity investments.

The significant components of the cash we used for our investing activities during 2006 were as follows: (i) $23,850,000 for purchases of whole pool mortgage-backed securities available for sale; (ii) $1,843,000 for our preferred equity investment in Marc Realty; (iii) the origination or purchase of loans totaling $22,554,000; (iv) $38,749,000 for building acquisitions and capital improvements to our existing operating properties; (v) $3,776,000 increase in restricted cash; (vi) $4,986,000 for purchases of various real estate securities; (vii) $91,342,000 for our investment in Concord and (vii) $5,470,000 for an investment in our limited partnership.

Cash provided by financing activities was the result of several transactions including: (i) borrowings under repurchase agreements of $23,070,000; (ii) contributions from minority partners of $3,246,000; (iii) $138,741,000 of net proceeds from the issuance of Common Shares; (iv) $89,522,000 of mortgage loan proceeds; and (v) $77,000,000 of proceeds from our revolving line of credit with KeyBank.

We used cash for financing activities including: (i) $516,000 of dividend payments on our Series A Preferred Shares; (ii) $12,139,000 of dividend payments on our Common Shares; (iii) $32,875,000 of repayment of borrowings under repurchase agreements; (iv) $32,281,000 of mortgage loan repayments; (v) $3,486,000 of distributions to minority interests; (vi) $1,813,000 of deferred financing costs; (vii) $93,000,000 of paydowns of our revolving line of credit with KeyBank; and (viii) $21,000 of loan payable repayments.

Dividends and Distributions

Series A Preferred

In December 2005, we declared a dividend of $516,000 ($0.525 per share) on our Series A Preferred Shares which was paid on January 31, 2006.

Series B-1 Preferred

In December 2005, we declared a dividend of $1,625,000 ($0.40625 per share) on our Series B-1 Preferred Shares which was paid on January 31, 2006.

In March 2006 we declared a dividend of $1,621,000 ($0.40625 per share) on our Series B-1 Preferred Shares which was paid on April 28, 2006.

In June 2006 we declared a dividend of $1,621,000 ($0.40625 per share) on our Series B-1 Preferred Shares which was paid on July 31, 2006.

In September 2006, we declared a dividend of $1,621,000 ($0.40625 per share) on our Series B-1 Preferred Shares which was paid on October 31, 2006.

In December 2006, we declared a dividend of $1,621,000 ($0.40625 per share) on our Series B-1 Preferred Shares which was paid on January 31, 2007.

In December 2006, we declared a special dividend of $166,000 ($0.04167 per share) on our Series B-1 Preferred Shares which was paid on January 31, 2007.

All dividends accrued on the Series B-1 Preferred Shares are treated as interest expense.

Common Shares

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

In December 2006, we declared a dividend of $3,922,000 ($0.06 per share) on our Common Shares which was paid on January 16, 2007 to holders of record as of December 29, 2006.

In December 2006, we declared a special dividend of $3,922,000 ($0.06 per share) on our Common Shares which was paid on January 16, 2007 to holders of record as of December 29, 2006.

Results of Operations

As discussed earlier, one of the factors used to measure management’s performance is net income. We report our operations by each of our three strategic business segments to provide a measurement of our performance in these segments. In addition to our three business segments, we report our non-segment specific income and expenses under Corporate Activities. (See Business Segments - Note 20 to the financial statements in Item 8.)

Summary of Segment Operating Results

The following tables present a summary of revenues and expenses incurred by our Operating Properties, Loans and Real Estate Securities business segments for the years ended December 31, 2006, 2005 and 2004. We include in Corporate Activities interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items. See a discussion of these amounts by segment in the narratives following the tables.

Business Segments (In thousands)	2006	2005	2004

Operating Properties
Rents	$38,822	$25,454	$3,387
Less — operating expenses	4,054	1,205	793
Less — real estate taxes	1,879	220	66
Loss on extinguishment of debt	646	—	—

	32,243	24,029	2,528

Loans
Interest	13,129	3,664	1,292
Equity in earnings of preferred equity investment	6,849	4,066	—
Equity in earnings of Concord Debt Holdings, LLC	1,340	—	—
Loan fee income	—	75	—

	21,318	7,805	1,292

Real Estate Securities
Dividends	1,073	1,622	139
Gain on sale of real estate securities	8,130	243	1,153
Assignment of exclusivity agreement – net lease assets	9,500	10,500	—
Equity in earnings of Newkirk Realty Trust	7,280	304	—
Gain on exchange of equity investment	9,285	—
Equity in loss of Sealy Northwest Atlanta, L.P.	(51)	—

	35,217	12,669	1,292

Less — Depreciation and Amortization	11,216	6,994	726

Less — Interest Expense
Operating properties	14,304	12,475	684
Loans	8,258	2,515	—

Corporate Income (Expense)
Interest income	1,463	2,111	1,097
General and administrative	(3,399)	(3,289)	(2,677)
Base management fee	719	(2,660)	(1,420)
Interest expense	(8,495)	(5,912)	(13)
Insurance recoveries	—	—	1,254
Legal settlement	—	11,000	—
State and local taxes	(234)	(500)	—
Other	530	—	—

Income from continuing operations
before minority interest	45,584	23,269	1,943
Minority interest	(2,764)	(179)	—

Income from continuing operations	42,820	23,090	1,943

Summary of Segment Operating Results (Continued)

Capital Expenditures
Operating Properties	$1,483	$684	$2,018

Identifiable Assets
Operating properties	$271,991	244,902	$95,540
Loans	363,089	272,094	8,390
Real estate securities	104,392	104,604	14,734
Other*	112,148	37,248	171,304

Total Assets	$851,620	$658,848	$289,968

*Includes cash and cash equivalents.

2006 Versus 2005

 Net Earnings

Net income increased by $19,315,000 to $42,936,000 for the year ended December 31, 2006 from $23,621,000 for the year ended December 31, 2005. The increase was due primarily to an increase in revenues of $21,636,000 as a result of our acquisition activity and an increase in other income of $16,029,000. The increase in other income in 2006 was predominantly attributable to the $8,130,000 of gains on the sale of real estate securities, the gain on the exchange of our equity investment in Newkirk of $9,285,000 and an increase in equity in earnings of equity investment of $6,976,000. These increases were partially offset by an increase in expenses of $15,350,000 primarily from increases in depreciation and amortization expense of $4,222,000, property operating expense of $2,849,000, interest expense of $10,155,000 and real estate taxes of $1,659,000. In 2005, we recognized an $11,000,000 legal settlement.

Income from Continuing Operations

The income from continuing operations increased by $19,730,000 to $42,820,000 for the year ended December 31, 2006, from income of $23,090,000 for the year ended December 31, 2005. As more fully described below, this increase was primarily attributable to an increase in total revenues of $21,636,000 and an increase in other income of $16,029,000 which were partially offset by an increase in total expenses of $15,350,000 and an increase in minority interest expense of $2,585,000.

Operating Properties

●	Revenues and expenses increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily as a result of recording a full year of operating activity related to our acquisitions made during 2005 of the Andover, Massachusetts property, the Burlington, Vermont property and the Chicago, Illinois property (Ontario) as well as the operating activities related to the 2006 acquisition of three Lisle, Illinois properties.

●	Rental income increased by $13,368,000 to $38,822,000 for the year ended December 31, 2006 from $25,454,000 for the year ended December 31, 2005. The increase was due to (i) $4,464,000 of rental income relating to properties acquired in 2006, (ii) $8,071,000 of increased rental income relating to properties acquired in 2005 and (iii) an increase of $834,000 from properties held for 12 months in each year.

●	Operating expenses from our properties increased by $2,849,000 to $4,054,000 for the year ended December 31, 2006, from $1,205,000 for the year ended December 31, 2005. The increase was due primarily to (i) $481,000 of additional expenses associated with our Jacksonville property as a result of Winn-Dixie rejecting the lease in connection with its bankruptcy resulting in the property changing from net lease to multi-tenant property, (ii) $1,385,000 of additional expenses associated with properties acquired in 2006 and (iii) $958,000 of increased expenses relating to properties acquired in 2005.

●	The $1,659,000 increase in real estate tax expense was due primarily to (i) $688,000 relating to properties acquired in 2006, (ii) $857,000 of additional real estate tax expense relating to properties acquired in 2005 and (iii) $112,000 of real estate tax expense at our Jacksonville property previously paid by Winn-Dixie.

●	Interest expense related to our operating properties was $14,304,000 for 2006 compared to $12,475,000 for 2005. The increase of $1,829,000 was due primarily to (i) $1,031,000 relating to 2006 new property financings and (ii) $2,073,000 relating to increased interest expense from 2005 new property financings. The increase was partially offset by decreases of $1,275,000 on previously financed properties.

●	Depreciation and amortization expense increased by $4,222,000 to $11,216,000 for the year ended December 31, 2006, compared to $6,994,000 for the year ended December 31, 2005. The increase was primarily due to the depreciation on properties acquired in 2006 of $1,392,000, increases in depreciation on 2005 property acquisitions of $2,284,000, increased depreciation of $321,000 related to leasing costs and tenant improvements at the Jacksonville, Florida property and $237,000 of depreciation on our Sherman, Texas property which was moved from discontinued operations to continuing operations in 2006. The increase was partially offset by a reduction of $12,000 in depreciation expense at our other properties.

Loans

Interest income from our loan investments was $13,129,000 for the year ended December 31, 2006, compared to $3,664,000 for the year ended December 31, 2005. The increase was due primarily to our investment in the Toy Building loan which generated $6,434,000 of interest income during the year ended December 31, 2006, and our investment in whole pool agency mortgage-backed securities, which generated interest income of $4,994,000 during this same period. Equity in earnings in preferred equity investments increased by $2,783,000 to $6,849,000 for the year ended December 31, 2006. The increase was due to our April 2005 origination of 24 mezzanine loans and two second mortgage loans, commonly referred to as the “Marc Realty Portfolio” and the sale in 2006 of four of the properties indirectly securing these loans, which generated a gain of approximately $984,000.

Real Estate Securities

During 2006 we increased income from our investment in real estate securities by $22,548,000, most notably by our investment in Newkirk. The Newkirk investment generated equity earnings from November 7, 2005 through December 31, 2005 of $304,000. During 2006, the Newkirk equity investment generated $7,280,000 of income. In connection with the consummation of the merger of Newkirk into Lexington, shares that were subject to forfeiture and the assignment of the exclusivity rights with respect to net lease assets were vested in Lexington. In addition, as consideration for assignment of our rights with respect to the net lease assets under the exclusivity agreement, we recognized other income of $9,500,000 and $10,500,000 in 2006 and 2005, respectively.

Dividends recognized on real estate securities were $1,073,000 during the year ended December 31, 2006. Also during 2006 we recognized gains aggregating $8,130,000 on the sale of our shares of certain real estate securities. Also as a result of the merger with Lexington, we recognized a gain of $9,285,000.

Corporate Activities

Interest income earned on our cash and cash equivalents during the year ended 2006 was $1,463,000 compared to $2,111,000 for the same period during 2005. The decrease was due primarily to less investment in cash and cash equivalents.

General and administrative expenses increased by $110,000 to $3,399,000 for the year ended December 31, 2006 from $3,289,000 for the year ended December 31, 2005. This increase was primarily the result of increases in dues and subscriptions of $187,000, reporting and news releases of $117,000 and legal fees of $89,000. These were substantially offset by a decrease in accounting fees of $277,000. The increases to dues and subscriptions and news and reporting fees were a result of the issuance of new shares through the rights offering and the equity raise. The decrease in accounting fees is primarily the result of a reduction in the cost required to comply with Sarbanes-Oxley.

Base management fees increased to $3,681,000 for the year ended December 31, 2006 as compared to $2,660,000 for the year ended December 31, 2005. However, as a result of the $4,400,000 credit we received related to the incentive management fee paid by Newkirk to NKT Advisors, we had a net decrease of $719,000 in base management fee expense.

Interest expense increased by $2,583,000 to $8,495,000 for the year ended December 31, 2006 from $5,912,000 for the year ended December 31, 2005. The increase was the result of an increase of $1,566,000 related to the Series B-1 Preferred Shares and an increase in interest expense of $1,006,000 related to our revolving line of credit.

State Income Taxes

State income taxes of $234,000 for the year ended December 31, 2006, compared to $500,000 for the year ended December 31, 2005. The decrease in state income taxes of $266,000 from the same period in 2005 is due to a larger dividend paid deduction in 2006.

Legal Settlement

In 2005 we settled litigation with the state of California related to flood damage at our Peachtree Mall property. In connection with this settlement we received $11,000,000 in fiscal year 2005.

2005 Versus 2004

Income from Continuing Operations

Income from continuing operations increased by $21,147,000 to $23,090,000 for the year ended December 31, 2005 from income of $1,943,000 for the year ended December 31, 2004. As more fully described below, the increase is attributable to an increase in total revenues of $26,936,000 and an increase in other income of $23,781,000, which were partially offset by an increase in total expenses of $29,391,000.

Operating Properties

●	Rental income increased by $22,067,000 to $25,454,000 for the year ended December 31, 2005 from $3,387,000 for the year ended December 31, 2004. The increase was primarily due to the acquisition of properties in late 2004 and 2005.

●	Operating expenses from our properties increased by $412,000 to $1,205,000 for the year ended December 31, 2005 from $793,000 for the year ended December 31, 2004. The increase was due primarily to expenses associated with the rejection by Winn Dixie of its lease at our Jacksonville property.

●	Interest expense related to our operating properties was $12,475,000 for 2005 compared to $684 for 2004 due primarily to the KeyBank financing which was put in place in November 2004.

●	Depreciation and amortization expense increased by $6,268,000 to $6,994,000 for the year ended December 31, 2005 compared to $726,000 for the year ended December 31, 2004. The increase was due to the newly acquired net lease properties.

Loans

Interest income from our loans was $3,664,000 for the year ended December 31, 2005 compared to $1,292,000 for the year ended December 31, 2004. The increase was due primarily to our investment in whole pool agency mortgage-backed securities, which generated interest income in 2005 of $2,448,000. Equity in earnings in preferred equity increased from $0 in 2004 to $4,066,000 in 2005. The increase was due to our 2005 investment in the Marc Realty loans, which generated equity earnings of $4,066,000 in 2005.

Real Estate Securities

During 2005 we significantly increased our investment in real estate securities, most notably by our investment in Newkirk. This investment generated equity earnings from November 7, 2005, through December 31, 2005, of $304,000. In addition, as a result of the assignment of our rights with respect to the net lease assets, we recognized other income of $10,500,000. Dividends recognized on other real estate securities were $1,622,000 during the year ended December 31, 2005. Also during 2005, we recognized gains aggregating $243,000 on the sale of our shares of certain real estate securities. During the year ended December 31, 2004, we received dividends of $139,000 and recognized a $1,153,000 gain on sale of securities available for sale.

Corporate Activities

●	Interest income earned on our cash and cash equivalents during the year ended 2005 was $2,111,000 compared to $1,097,000 for the same period in 2004. The increase was due primarily to higher yields on our cash invested.

●	General and administrative expenses increased by $1,852,000 to $5,949,000 for the year ended December 31, 2005, from $4,097,000 for the year ended December 31, 2004. The primary cause of this increase was an increase in the advisory fee paid to FUR Advisors of $1,240,000 and expenses of $908,000 incurred in connection with the work performed in order to comply with Sarbanes-Oxley.

●	Interest expense represents the amounts accrued on the Series B-1 Preferred Shares.

●	The $11,000,000 legal settlement reported in 2005 was received from the State of California in settlement of our claims against the State resulting from the flood at our Peachtree Mall property in 1986.

Discontinued Operations

During 2004 we sold the Park Plaza Mall for a sales price of $77,500,000. We recognized a net gain on disposal of this property of $19,267,000. In addition, during 2004 we ceased our VenTek operations. The sale and operations of these assets were recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The 2004 and 2005 discontinued operations represent rent from the St. Louis, Missouri property as a result of the pending condemnation proceedings by the City of St. Louis.

Critical Accounting Policies and Estimates

Our most critical accounting policy relates to the evaluation of the carrying value of real estate, loans and our investments in joint ventures.

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

The allocation of the purchase price to Operating Properties upon acquisition also involves significant management judgment and has a significant impact on the amount and timing of depreciation and amortization. Upon acquisition of an Operating Property, the fair value of the real estate, which includes the impact of mark-to-market adjustments for assumed mortgage debt related to the property acquired, is allocated to tangible assets, consisting of land, building and improvements, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and the value of tenant relationships, based in each case on management’s determination of fair value.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangible such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141: Business Combinations and SFAS No. 142: Goodwill and Other Intangible Assets, and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections and utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. Our properties, including any related intangible assets, are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.

We also invest in mezzanine loans. In connection with these mezzanine loans, we may also acquire an ownership interest in the borrower that allows us to participate in a percentage of the underlying property’s cash flow from operations as well as proceeds from a sale or refinancing. At the inception of each such investment, management determines whether such investment should be accounted for as a loan, preferred equity, joint venture or as real estate. This requires management to use judgment in evaluating the substance of the investment and impacts the timing and amount of income recognized from the investment. We currently classify all of our mezzanine loans, where we also acquire an ownership interest in the borrower and receive a preferred return, as preferred equity investments.

In addition, our loans are periodically evaluated for possible impairment in order to determine whether it is necessary to establish a loan loss reserve. In some instances, if a borrower is experiencing difficulties making loan payments, we may assist the borrower to address the problems, which could include extending the loan term, making additional advances, or reducing required payments. If, in our judgment, it is probable we will not receive all contractually required payments when they are due, the loan is deemed impaired, and a loan loss reserve established. As of December 31, 2006 we have determined that no loan loss reserve is necessary.

Our investments in equity and joint venture investments are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our equity investments is dependent on a number of factors including the performance of each investment and market conditions. We will record an impairment change if we determine that a decline in value of an investment is other than temporary.

Finally, estimates are used when accounting for the allowance for contingent liabilities and other commitments. All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for this Statement is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. The Statement also allows an entity to early adopt the Statement as of the beginning of an entity’s fiscal year that begins after the issuance of this Statement, provided that the entity also adopts the requirement of SFAS No. 157. The Trust is currently assessing whether it will early adopt SFAS No. 159 as of the first quarter of fiscal 2007 as permitted, and is currently evaluating the impact adoption will have on the consolidated financial statements of the Trust.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust does not believe that the adoption of SFAS No. 155 will have a material effect on the Trust’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. This standard on January 1, 2007 did not have a material impact on the Trust’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 on December 31, 2006 did not have a material effect on the Trust’s consolidated financial statements.

Funds From Operations

We compute funds from operations (FFO) as shown in the calculation below. Funds from operations is a non-GAAP financial measure which represents “funds from operations” as defined by NAREIT. NAREIT defines funds from operations as net income, computed in accordance with generally accepted accounting principles or GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We consider FFO a useful additional measure of performance because it can facilitate a comparison of current operating performance among REITs. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income or cash flow from operating activities as a measure of financial performance or liquidity.

The following presents a reconciliation of our net income to our funds from operations for the years ended December 31, 2006 and December 31, 2005 (in thousands, except per share amounts):

	For the Year Ended

	2006	2005	2004

Net income	$42,936	$23,621	$22,452
Real estate depreciation	5,934	4,386	1,504
Amortization of capitalized leasing costs	5,235	2,546	121
Real estate depreciation and amortization
of unconsolidated interests	3,550	529	—
Less: Minority interest share of depreciation
and amortization	(2,921)	(2,628)	—
Gain on sale of real estate	—	—	(19,267)
Gain on sale of operating property of
unconsolidated interests	(3,446)	—	—
Gain on exchange of Newkirk Realty Trust	(9,285)	—	—

Funds from operations	42,003	28,454	4,810
Series A preferred dividend	—	(2,064)	(2,064)

Funds from operations applicable to common
shares	42,003	26,390	2,746
Interest expense on Series B-1 shares	6,635	5,255	—
Series A preferred dividend	—	2,064	—

Funds from operations applicable to common
shares plus assumed conversions	$48,638	$33,709	$2,746

Basic weighted-average Common Shares	46,639	32,451	31,059
Convertible Preferred Shares	22,663	22,909	—
Stock options	63	48	—

Diluted weighted-average Common Shares	69,365	55,408	31,059

Funds from operations per share - diluted	$0.70	$0.61	$0.09

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the potential negative effects of interest rate fluctuations on our cash flow and earnings.

Among our liabilities are both fixed and variable rate debt. In an attempt to mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we entered into the following agreements: (i) an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at December 31, 2006 of $69,549,000, from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80% and (ii) an interest rate swap with a balance guaranty on our Repurchase Agreement with respect to our first mortgage whole-pool loan certificates which bears interest at LIBOR minus 0.003%, effectively fixing our rate at 4.045% on that financing. The notional amount of the balance guaranty swap was $72,545,000 at December 31, 2006.

The fair value of our fixed rate debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeded its carrying value by $1,283,000 and $0 at December 31, 2006 and 2005, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate loans at December 31, 2006.

	Change in LIBOR

	-3%	-2%	-1%	1%	2%	3%

Change in consolidated interest	$(3,363,000)	$(2,242,000)	$(1,121,000)	$1,121,000	$2,242,000	$3,363,000
expense
Pro-rata share of change in interest
expense of debt on
non-consolidated entities	(4,742,000)	(3,161,000)	(1,581,000)	1,581,000	3,161,000	4,742,000
Minority partners share	758,000	505,000	253,000	(253,000)	(505,000)	(758,000)

Proforma (increase) decrease in net income	$(7,347,000)	$(4,898,000)	$(2,449,000)	$2,449,000	$4,898,000	$7,347,000

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, we have a pro-rata share of notes and mortgage loans receivable aggregating $161,239,000 as of December 31, 2006, which are based on variable rates and partially mitigate our exposure to change in interest rates.

Market Value Risk

Our mortgage-backed securities are reflected at their estimated fair value of $115,810,000 at December 31, 2006 with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

Prepayment Risk

As we receive prepayments of principal on these securities, premiums paid on such securities are amortized against interest income using the effective yield method through the expected maturity dates of the securities. In general, an increase in prepayments will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the securities. Our unamortized premium at December 31, 2006 was $608,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees
and Shareholders of
Winthrop Realty Trust
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Winthrop Realty Trust and subsidiaries (the “Trust”) (formerly known as First Union Real Estate Equity and Mortgage Investments) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Winthrop Realty Trust and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Trust’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 16, 2007

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005

ASSETS
Investments in real estate, at cost
Land	$19,510	$12,595

Buildings and improvements	227,891	203,323

	247,401	215,918
Less – accumulated depreciation	(12,932)	(9,267)

Investments in real estate, net	234,469	206,651

Cash and cash equivalents	89,463	19,018

Restricted cash	4,447	626

Mortgage-backed securities available for sale pledged under repurchase agreements	115,810	126,163
Loans receivable	81,415	67,504

Accounts receivable, net of allowance of $1 and $23, respectively	12,412	9,094
Real estate securities available for sale	95,148	34,300
Preferred equity investment	73,127	78,427
Equity investments	98,101	70,304
Lease intangibles, net	36,402	36,735
Deferred financing costs, net	6,354	6,698
Assets of discontinued operations	1,159	1,382
Other assets	3,313	1,946

TOTAL ASSETS	$851,620	$658,848

LIABILITIES
Repurchase agreements	$111,911	$121,716
Mortgage loans payable	232,768	175,118
Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial
Interest, $25 per share liquidating preference, 3,990,000 and 4,000,000
shares authorized and outstanding in 2006 and 2005	99,750	100,000
Loans payable	30,004	30,025
Revolving line of credit	—	16,000
Accounts payable and accrued liabilities	10,306	8,698
Dividends payable	7,844	4,430
Below market lease intangibles, net	4,572	4,569
Deferred income	—	9,500
Liabilities of discontinued operations	828	1,659

TOTAL LIABILITIES	497,983	471,715

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	30,051	27,527

SHAREHOLDERS’ EQUITY
Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial
Interest, $25 per share liquidating preference, 2,300,000 shares authorized,
0 and 983,082 outstanding in 2006 and 2005	—	23,131
Common shares of beneficial interest, $1 par, unlimited authorized,
65,369,734 and 35,581,479 outstanding in 2006 and 2005, respectively	65,370	35,581
Additional paid-in capital	353,719	221,386
Accumulated other comprehensive income	5,037	6,915
Accumulated distributions in excess of net income	(100,540)	(127,407)

Total Shareholders’ Equity	323,586	159,606

TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$851,620	$658,848

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
 (In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Revenues
Rents	$38,822	$25,454	$3,387
Interest and dividends	15,665	7,397	2,528

	54,487	32,851	5,915
Expenses
Property operating	4,054	1,205	793
Real estate taxes	1,879	220	66
Depreciation and amortization	11,216	6,994	726
Interest	31,057	20,902	697
State and local taxes	234	500	—
General and administrative	3,399	3,289	2,677
Base management fee	(719)	2,660	1,420

	51,120	35,770	6,379
Other income (loss)
Legal settlement	—	11,000	—
Assignment of exclusivity agreement – net lease assets	9,500	10,500	—
Equity in earnings of preferred equity investment	6,849	4,066	—
Equity in earnings of equity investments	8,569	304	—
Gain on exchange of equity investment	9,285	—	—
Other income	530	75	—
Insurance recoveries	—	—	1,254
Gain on sale of real estate securities available for sale	8,130	243	1,153
Loss on early extinguishment of debt	(646)	—	—

	42,217	26,188	2,407
Income from continuing operations before minority interest	45,584	23,269	1,943
Minority interest	2,764	179	—

Income from continuing operations	42,820	23,090	1,943
Discontinued operations
Income from discontinued operations	116	531	1,242
Gain on sale of real estate	—	—	19,267

Income from discontinued operations	116	531	20,509

Net income	42,936	23,621	22,452
Preferred dividend	—	(2,064)	(2,064)

Net income applicable to Common Shares of Beneficial Interest	$42,936	$21,557	$20,388

Continued on next page.

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)

Continued from previous page

	Years Ended December 31,
	2006	2005	2004

Comprehensive income
Net income	$42,936	$23,621	$22,452
Change in unrealized gain on real estate securities available for sale arising during the period	6,115	3,254	4,512
Change in unrealized gain (loss) on mortgage-backed securities available for sale arising during the period	406	(1,393)	—
Change in unrealized gain (loss) on interest rate derivative arising during the period	(269)	2,263	(325)
Less reclassification adjustment from gains included in net income	(8,130)	(243)	(1,153)

Comprehensive income	$41,058	$27,502	$25,486

Per Common Share Data – Basic:
Income from continuing operations	$0.92	$0.64	$—
Income from discontinued operations	—	0.02	0.66

Net income	$0.92	$0.66	$0.66

Per Common Share Data – Diluted:
Income from continuing operations	$0.71	$0.51	$—
Income from discontinued operations	—	0.01	0.66

Net income	$0.71	$0.52	$0.66

Basic Weighted-Average Common Shares	46,639	32,451	31,059

Diluted Weighted-Average Common Shares	69,365	55,408	31,059

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands, except per share amounts)

	Series A Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2003	983	$23,131	31,059	$31,059	$207,968	$(165,438)	$—	96,720
Net income	—	—	—	—	—	22,452	—	22,452
Dividends paid or accrued on preferred
shares ($2.10 per share)	—	—	—	—	—	(2,064)	—	(2,064)
Change in unrealized gain on real estate
securities available for sale, net of
reclassification adjustments for
amounts included in net income	—	—	—	—	—	—	3,359	3,359
Change in unrealized loss on interest
rate derivatives	—	—	—	—	—	—	(325)	(325)

Balance, December 31, 2004	983	23,131	31,059	31,059	207,968	(145,050)	3,034	120,142

Net income	—	—	—	—	—	23,621	—	23,621
Dividends paid or accrued on Series A
preferred shares ($2.10 per share)	—	—	—	—	—	(2,064)	—	(2,064)
Dividends accrued on common shares
($.11 per share)	—	—	—	—	—	(3,914)	—	(3,914)
Change in unrealized gain on real estate
securities available for sale, net of
reclassification adjustments for
amounts included in net income	—	—	—	—	—	—	3,011	3,011
Change in unrealized loss on mortgage-backed
securities available for sale	—	—	—	—	—	—	(1,393)	(1,393)
Change in unrealized gain on interest
rate derivatives	—	—	—	—	—	—	2,263	2,263
Issuance of common shares	—	—	4,522	4,522	13,418	—	—	17,940

Balance, December 31, 2005	983	23,131	35,581	35,581	221,386	(127,407)	6,915	159,606
Net income	—	—	—	—	—	42,936	—	42,936
Dividends paid or accrued on common
shares of beneficial interest
($0.30 per share)	—	—	—	—	—	(16,069)	—	(16,069)
Change in unrealized loss on real estate
securities available for sale, net of
reclassification adjustments for
amounts included in net income	—	—	—	—	—	—	(2,015)	(2,015)
Change in unrealized loss on mortgage
backed securities available for sale	—	—	—	—	—	—	406	406
Change in unrealized gain on interest rate
derivatives	—	—	—	—	—	—	(269)	(269)
Redemption of Series A-1 preferred
shares for common shares	(983)	(23,131)	4,837	4,837	18,294	—	—	—
Conversion of Series B-1 preferred
shares to common shares	—	—	56	56	194	—	—	250
Issuance of common shares through
rights offering	—	—	5,220	5,220	21,902	—	—	27,122
Issuance of common shares	—	—	19,550	19,550	91,264	—	—	110,814
Reinvestment of dividend proceeds	—	—	126	126	679	—	—	805

Balance, December 31, 2006	—	$—	65,370	$65,370	$353,719	$(100,540)	$5,037	$323,586

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE
EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2006	2005	2004

Cash flows from operating activities
Net income	$42,936	$23,621	$22,452
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization (including amortization
of deferred financing costs)	7,809	5,598	1,636
Amortization of lease intangibles	5,595	2,562	153
Straight-lining of rental income	(1,920)	(1,436)	(780)
Equity in earnings of preferred equity investment in (excess) deficit of distributions	35	(490)	—
Equity in earnings of equity investments in excess of distributions	(170)	(304)	—
Interest earned on restricted cash	(45)	—	—
Minority interest	2,764	179	—
Gain on assignment of exclusivity agreement	(9,500)	(10,500)	—
Gain on sale of real estate	—	—	(19,267)
Gain on sale of real estate securities available for sale	(8,130)	(243)	—
Gain on sale of equity investment	(9,285)	—	—
Winn-Dixie legal settlement income	(1,108)	—	—
Loss on early extinguishment of debt	126	—	—
Decrease in deferred income	—	(68)	(359)
Bad debt (recovery) expense	(22)	99	90
Interest receivable on loans	54	(806)	—
Net changes in other operating assets and liabilities	(1,452)	(2,342)	62

Net cash provided by operating activities	27,687	15,870	3,987

Cash flows from investing activities
Investments in real estate	(38,749)	(67,453)	(63,944)
Purchase of mortgage-backed securities available for sale	(23,850)	(149,134)	—
Proceeds from repayments of mortgage-backed securities available for sale	34,352	21,463	—
Investment in equity investments	(96,812)	(50,000)	—
Investment in preferred equity investment	(1,843)	(77,937)	—
Proceeds from preferred equity investment	7,108	—	—
Purchase of real estate securities available for sale	(4,986)	(17,965)	(23,094)
Proceeds from investments held to maturity	—	—	68,900
Proceeds from sale of real estate securities available for sale	29,831	1,654	11,806
Proceeds from sale of real estate	—	—	33,635
(Increase) decrease in restricted cash	(3,776)	(626)	2,818
Issuance and acquisition of loans receivable	(22,554)	(63,888)	(24,540)
Collection of loans receivable	8,589	5,580	16,150
Purchase of real estate held for syndication	—	—	(7,613)
Net proceeds from sale of parking business and other assets	—	—	15

Net cash (used in) provided by investing activities	(112,690)	(398,306)	14,133

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE
EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Years Ended December 31,

	2006	2005	2004

Cash flows from financing activities
Borrowings under repurchase agreements	23,070	144,161	—
Repayment of borrowings under repurchase agreements	(32,875)	(22,445)	—
Proceeds from mortgage loans payable	89,522	22,600	53,000
Proceeds from loans payable	—	30,000	—
Payments of loans payable	(21)	(19)	(20)
Proceeds from revolving line of credit	77,000	16,000	—
Payment of revolving line of credit	(93,000)	—	—
Deferred financing costs	(1,813)	(6,594)	(1,196)
Contribution by minority interests	3,246	27,347	—
Distribution to minority interests	(3,486)	—	—
Principal payments of mortgage loans payable	(32,281)	(8,031)	(205)
Issuance of Common Shares	110,814	17,940	—
Issuance of Common Shares through rights offering	27,122	—	—
Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares	—	100,000	—
Dividends paid on Series A Preferred Shares	(516)	(2,064)	(2,064)
Dividends paid on Common Shares	(12,139)	—	—
Reinvestment of dividend proceeds	805	—	—

Net cash provided by financing activities	155,448	318,895	49,515

Net increase (decrease) increase in cash and cash equivalents	70,445	(63,541)	67,635
Cash and cash equivalents at beginning of period	19,018	82,559	14,924

Cash and cash equivalents at end of period	$89,463	$19,018	$82,559

Supplemental Disclosure of Cash Flow Information
Interest paid	$28,886	$19,133	$2,043

Taxes paid	$667	$162	$55

Supplemental Disclosure on Non-Cash Investing
and Financing Activities
Dividends accrued on Common Shares	$7,844	$3,914	$—
Dividends accrued on Preferred Shares	—	516	516
Stock received for assignment of exclusivity rights - net lease assets	—	(20,000)	—
Mortgage loan and interest payable assumed in acquisition	—	—	32,401
Mortgage loan assumed by purchaser of property	—	—	(41,313)
Liabilities of real estate held for syndication assumed in acquisition	—	—	76,762

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments) is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 31, 2005, which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments.

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

The Trust operates in three business segments: (i) ownership of real estate operating properties, (ii) ownership of loans receivable and (iii) ownership of real estate securities. The Trust makes investments in each of these segments directly and in strategic alliances and joint ventures with third parties. At December 31, 2006, the Trust owned directly or indirectly:

●	Operating Properties containing 8,209,000 square feet of space including the properties underlying the Sealy and Marc Realty portfolio (see Notes 5 and 7).
●	Loans having an aggregate principal amount of $152,140,000 together with a 50% ownership interest in Concord Debt Holdings LLC (see Notes 5 and 8 - Concord Debt Holdings LLC).
●	Real Estate Securities with a market value of $95,148,000.

2. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements represent the consolidated results of Winthrop Realty Trust, its wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp. (formerly known as First Union Management, Inc.) (“FUMI”), the Operating Partnership, and wholly-owned subsidiaries and certain partially-owned entities in which the Operating Partnership owns either (i) a controlling interest or (ii) is the primary beneficiary. Under a trust agreement, all of the outstanding shares of stock of FUMI were held for the benefit of the shareholders of the Trust. Effective July 1, 2005, the Trust consummated a business combination with FUMI pursuant to which FUMI became a wholly owned subsidiary of the Trust. FUMI’s sole asset is a 0.2% ownership interest in the Operating Partnership.

The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. The estimates that are particularly susceptible to change relate to management’s estimate of the impairment of real estate, loans and investments in joint ventures and whether there have been other-than-temporary impairments to the value of the Trust’s real estate securities for sale and mortgage-backed securities available for sale. In addition, estimates are used when accounting for the allowance for doubtful accounts. All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation due to the reporting of discontinued operations for assets classified as held for sale in accordance with SFAS No. 144.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Investments in Real Estate

Real estate assets are stated at historical cost. Expenditures for repairs and maintenance are expensed as incurred. Significant renovations that extend the useful life of the properties are capitalized. Depreciation for financial reporting purposes is computed using the straight-line method. Buildings are depreciated over their estimated useful lives of 10 to 40 years, based on the property’s age, overall physical condition, type of construction materials and intended use. Improvements to the buildings are depreciated over the shorter of the estimated useful life of the improvement or the remaining useful life of the building at the time the improvement is completed. Tenant improvements are depreciated over the life of the lease of the tenant. The Trust reviews its portfolio of properties for any impairment losses if events or changes in circumstances indicate that the carrying value of the real estate may not be recoverable. The Trust records impairment losses when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset’s carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangible such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141: Business Combinations and SFAS No. 142: Goodwill and Other Intangible Assets, and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections and utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. Our properties, including any related intangible assets, are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with maturities of three months or less.

Restricted Cash

Restricted cash in escrow accounts and deposits securing a loan payable includes cash reserves for tenant improvements, leasing commissions, real estate taxes and other expenses pursuant to the loan agreements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Mortgage-Backed Securities

All of the Trust’s mortgage-backed securities are designated as available-for-sale and are carried at their estimated fair value with unrealized gains and temporary losses excluded from earnings and reported in other comprehensive income or loss, a component of shareholders’ equity. Charges for other than temporary impairments are included in net income.

The Trust’s mortgage-backed securities consist of a portfolio of whole pool adjustable rate mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”). All of the Trust’s mortgage-backed securities are pledged as collateral under the Trust’s repurchase agreements.

Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities are amortized and recorded in interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity. Realized gains and losses and charges for other than temporary impairments are included in net income. Sales of securities are recorded on the trade date and gains or losses are determined on the specific identification method.

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

Real Estate Securities Available for Sale

The Trust classifies investments in real estate equity securities with readily determinable fair values on the balance sheet as available for sale because these securities are held principally for investment purposes and not for sale in the short term. Accordingly, the Trust records these investments at fair value and unrealized gains and losses are recognized through shareholders’ equity, as a component of other comprehensive income. Realized gains and losses and charges for other than temporary impairments are included in net income. Sales of securities are recorded on the trade date and gains or losses are determined on the specific identification method.

Preferred Equity Investment

The Trust invests in mezzanine loans in which the Trust also holds an ownership interest in the borrower that allows the Trust to participate in a percentage of the proceeds from a sale or refinancing of the underlying property. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, preferred equity, joint venture or as real estate. The Trust classifies all of its current portfolio of mezzanine loans where the Trust acquires an ownership interest in the borrower entity and a preferred return as preferred equity investments and they are accounted for using the equity method because the Trust has the ability to significantly influence, but not control, the entity’s operating and financial policies.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Equity Investments

The Trust accounts for its investments in companies in which it has the ability to significantly influence but does not have a controlling interest, by using the equity method of accounting. Factors that are considered in determining whether or not the Trust exercises control include (i) the right to remove the general partner in situations where the Trust is the general partner, and (ii) substantive participating rights of partners in significant business decisions including: dispositions and acquisitions of assets, financing, operations and capital budgets and other contractual rights. If the Trust is deemed to control these entities, these entities are consolidated. Determination is made on a case-by-case basis. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Trust’s share of net earnings or losses as they occur and for additional contributions made or distributions received. Equity investments are evaluated for other-than-temporary impairment if the fair value of the Trust’s investment declines below its carrying amount.

Lease Intangibles

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

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities (“FIN 46R”) requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. The primary beneficiary is the party that incurs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

The Trust has evaluated its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Trust determining that certain of its loans, preferred equity investments and other investments were potentially variable interests in VIEs. For each of these investments, the Trust has evaluated (1) the sufficiency of the applicable entity’s equity investments at risk to absorb expected losses, (2) whether as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and whether their obligations are protected directly or indirectly, and (c) the right to receive the expected residual return of the entity without a cap on the return, (3) whether the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity or both, and (4) whether substantially all of the entity’s activities involve or are conducted on behalf of an investor that has disproportionately few voting rights. As of December 31, 2006, the Trust has identified the loan acquired by WRT-Marc RC LLC (See Note 5) to be a variable interest in a VIE. However, the Trust has determined that it is not the primary beneficiary and therefore accounts for this investment as a loan receivable. The Trust’s maximum exposure to loss related to this VIE is limited to the amount of its investment.

Fair Value of Financial Instruments

Financial instruments held by the Trust include cash and cash equivalents, restricted cash, mortgage-backed securities available for sale, real estate securities available for sale, loans receivable, interest rate swap agreements, accounts receivable, revolving line of credit, accounts payable, long term debt and repurchase agreements. The fair value of the cash and cash equivalents, restricted cash, mortgage-backed securities available for sale, real estate securities available for sale, interest rate swap agreements, accounts receivable, accounts payable and repurchase agreements approximate their current carrying amounts. The fair value of the Trust’s mortgage loans payable, loans payable and revolving line of credit exceeds their current carrying amounts by $1,283,000 and $0 at December 31, 2006 and 2005, respectively.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments

The Trust accounts for its interest rate swap agreements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. In accordance with SFAS No. 133, all interest rate swap agreements are carried on the balance sheet at their fair value, as an asset if their fair value is positive, or as a liability if their fair value is negative. Since the Trust’s derivatives are designated as “cash flow hedges,” the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings. The ineffective amount of all interest rate swap agreements, if any, is recognized in earnings each quarter. To date, the Trust has not recognized any change in the value of its interest rate swap agreements in earnings as a result of the hedge or a portion thereof being ineffective. Accordingly, changes in value are recorded through other comprehensive income. The fair value of the Trust’s interest rate swaps are approximately $1,669,000 and $1,938,000 at December 31, 2006 and 2005, respectively, and are included in other assets at December 31, 2006 and 2005. Such fair value estimates are not necessarily indicative of the amounts that would be recognized upon disposition of the Trust’s financial instruments. The Trust estimates that during the year ended December 31, 2007, it will reclassify $504,000 from other comprehensive income to earnings as a decrease in interest expense.

Upon entering into hedging transactions, the Trust documents the relationship between the interest rate swap agreements and the hedged liability. The Trust also documents its risk management policies, including objectives and strategies, as they relate to its hedging activities. The Trust assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly “effective,” as defined by SFAS No. 133. The Trust discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as an interest rate swap agreement is no longer appropriate. To date, the Trust has not discontinued hedge accounting for any of its interest rate swap agreements. The Trust utilizes interest rate swap agreements to manage interest rate risk and does not intend to enter into derivative transactions for speculative or trading purposes.

Repurchase Agreements

The Trust finances the acquisitions of its mortgage-backed securities through the use of repurchase agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Trust pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Trust retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Trust is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Trust may renew such agreement at the then prevailing financing rate. Margin calls, whereby the lender requires the Trust to pledge additional collateral to secure borrowings under its repurchase agreement with the lender, may be experienced by the Trust as the current face value of its mortgage-backed securities declines due to scheduled monthly amortization and prepayments of principal on such mortgage-backed securities. In addition, margin calls may also occur when the fair value of the mortgage-backed securities pledged as collateral declines due to increases in market interest rates or other market conditions.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Repurchase Agreements (Continued)

The FASB has announced plans to re-write SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which may affect the treatment of transactions where mortgage-backed securities purchased from a particular counterparty are financed by a repurchase agreement with the same counterparty. At December 31, 2006 and December 31, 2005, the Trust recorded such assets and the related financing gross on its balance sheet and the corresponding interest income and interest expense gross on its income statement. Any changes in fair value of the security was reported through other comprehensive income under SFAS No. 115, because the security was classified as “available for sale.” However, in a transaction by the Trust where the mortgage-backed securities are acquired from and financed under a purchase agreement with the same counterparty, under the revision being considered by FASB, the acquisition may not qualify as a sale from the seller’s perspective under the provision of SFAS No. 140. In such cases, the seller of the mortgage-backed securities would be required to continue to consolidate the assets sold to the Trust, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB re-write of SFAS No. 140, the Trust, to the extent it has securities acquired from and financed with the same counterparty, may be precluded from presenting the asset and liabilities gross on its balance sheet and may instead treat its net investment in such assets as a derivative.

This potential change in accounting treatment would not affect the economics of the transactions but would only affect how the transactions would be reported in the Trust’s financial statements. The Trust’s cash flows, its liquidity and its ability to pay dividends would be unchanged. The Trust does not believe its taxable income, REIT status or net equity would be materially affected.

Stock Options

There were no stock option grants during the years ended December 31, 2006 and 2005 and all previously issued options are fully vested.

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

Tenant leases that are not net leases generally provide for (i) billings of fixed minimum rental and (ii) billings of certain operating costs. The Trust accrues the recovery of operating costs based on actual costs incurred. These amounts are included in accounts receivable at December 31, 2006 and 2005.

Income Taxes

The Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gains). There is also a separate requirement to distribute net capital gains or pay a corporate level tax. The Trust intends to comply with the foregoing minimum distribution requirements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

Effective July 1, 2005, the Trust consummated a business combination with FUMI pursuant to which FUMI became a wholly-owned subsidiary of the Trust. In connection with the business combination, FUMI elected to be treated for Federal income tax purposes as a taxable REIT subsidiary. In order for the Trust to continue to qualify as a REIT, the value of the FUMI stock cannot exceed 20% of the value of the Trust’s total assets. At December 31, 2006, FUMI did not exceed 20% of the value of the Trust’s total assets. The net income of FUMI is taxable at regular corporate tax rates. Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as determined by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. The Trust and FUMI do not file consolidated tax returns.

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

	2006	2005	2004

Basic
Income from continuing operations	$42,820	$23,090	$1,943
Preferred dividend	—	(2,064)	(2,064)

Income from continuing operations, net of preferred dividend	42,820	21,026	(121)
Income from discontinued operations	116	531	20,509

Net income applicable to Common Shares	$42,936	$21,557	$20,388

Basic weighted-average Common Shares	46,639	32,451	31,059

Income from continuing operations, net of preferred dividend	$0.92	$0.64	$-
Income from discontinued operations	—	0.02	0.66

Net income per Common Share	$0.92	$0.66	$0.66

Diluted
Income from continuing operations	$42,820	$23,090	$1,943
Preferred dividend	6,635	5,255	(2,064)

Income from continuing operations, net of preferred dividend	49,455	28,345	(121)
Income from discontinued operations	116	531	20,509

Net income applicable to Common Shares	$49,571	$28,876	$20,388

Basic weighted-average Common Shares	46,639	32,451	31,059
Convertible Preferred Shares	22,663	22,909	—
Stock Options	63	48	—

Diluted weighted-average Common Shares	69,365	55,408	31,059

Income from continuing operations, net of preferred dividend	$0.71	$0.51	$-
Income from discontinued operations	—	0.01	0.66

Net income per Common Share	$0.71	$0.52	$0.66

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

The Trust’s Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series A Shares”) and Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Preferred Shares”) are antidilutive for the year ended December 31, 2004 and accordingly, are not included in the weighted average shares outstanding for the diluted earnings per share. The Series A Preferred Shares, which were redeemed for the Trust’s common shares of beneficial interest (“Common Shares”) on February 7, 2006, and Series B-1 Preferred Shares were dilutive for the year ended December 31, 2006 and 2005.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for this Statement is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. The Statement also allows an entity to early adopt the Statement as of the beginning of an entity’s fiscal year that begins after the issuance of this Statement, provided that the entity also adopts the requirement of SFAS No. 157. The Trust is currently assessing whether it will early adopt SFAS No. 159 as of the first quarter of fiscal 2007 as permitted, and is currently evaluating the impact adoption will have on the consolidated financial statements of the Trust.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust does not believe that the adoption of SFAS No. 155 will have a material effect on the Trust’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. This standard adopted on January 1, 2007 did not have a material impact on the Trust’s consolidated financial statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 on December 31, 2006 did not have a material effect on the Trust’s consolidated financial statements.

3. Real Estate Investments

At December 31, 2006, real estate assets were comprised of 20 net lease retail, office and industrial properties, four multi-tenanted office properties and one warehouse property that had been net leased to Winn-Dixie Stores, Inc. (“Winn-Dixie”) and is now 83% leased as a multi-tenant property. At December 31, 2006, one office property was vacant.

In November 2005, Winn-Dixie, the tenant at the Trust’s Jacksonville, Florida property, elected to reject its lease in connection with its proceeding under Chapter 11 of the United States Bankruptcy Code. In December 2006, the Trust settled a claim for past due rent and real estate taxes with Winn-Dixie and received 76,975 common shares of Winn-Dixie which were then valued at approximately $1,108,000. In addition, under the terms of its lease Winn-Dixie was responsible for the remediation of petroleum related contamination encountered in the ground water during its removal of underground storage tanks. Given the extent and nature of the contamination at the Jacksonville property and because a substantial portion of the costs associated with the remediation are covered by a state sponsored plan, the Trust does not believe the costs to be borne by the Trust will be material.

Acquisitions

Amherst, New York Property

On May 25, 2005, the Trust acquired two adjacent office building properties in Amherst, New York that are net leased to and serve as the east coast headquarters of Ingram Micro, Inc. The properties contain an aggregate of 200,000 square feet of office space and were acquired for an aggregate purchase price of $22,055,000.

Ontario Property

On October 28, 2005, the Trust entered into a joint venture agreement with Marc Ontario LLC, an affiliate of Marc Realty LLC (“Marc Realty”) (see Note 7). FT-Ontario Holdings LLC (“FT-Ontario”), a Delaware limited liability company, was formed for the purpose of acquiring 128,000 square feet of retail and office space consisting of the first six floors in a mixed-use building together with 208 parking spaces located at One East Erie, Chicago, Illinois (the “Ontario Property”). Pursuant to the terms of the joint venture agreement, the Trust and Marc Ontario LLC contributed approximately $5,526,000 and $1,282,000, respectively, to the capital of FT-Ontario. The Ontario Property was acquired for an aggregate purchase price of approximately $26,536,000 including approximately $252,000 in closing costs. The purchase price was funded through the capital contribution made to FT-Ontario, with the balance being provided by a loan from the Trust in the amount of $19,903,000 secured by the Ontario Property. This loan was repaid in February 2006. The Trust is the managing member of FT-Ontario and holds an 80% interest in FT-Ontario. At such time as each of the members of FT-Ontario receives aggregate distributions equal to their invested capital plus a 9% cumulative return thereon, the Trust’s interest in FT-Ontario decreases to 75%.

FT-Ontario is consolidated with the Trust at December 31, 2006 and 2005.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Real Estate Investments (Continued)

Acquisitions (Continued)

Verizon Properties

On December 29, 2005, the Trust acquired (i) an approximately 92,500 square foot office building in Andover, Massachusetts and a leasehold interest in the land on which it is situated for a purchase price of $12,750,000, and (ii) an approximately 56,000 square foot office building located in Burlington, Vermont and a leasehold interest in the land on which it is situated for a purchase price of $5,250,000. These properties are leased by the Trust to Verizon of New England, Inc. (“Verizon”) pursuant to two separate lease agreements on a net basis, whereby, Verizon is responsible for all costs associated with the properties (taxes, insurance, maintenance, etc.) while the applicable lease agreements are in effect.

Corporetum Properties

On February 16, 2006, the Trust acquired from an unaffiliated third party three office buildings located at 550-650, 701 and 1050 Warrenville Road, Lisle, Illinois, a Chicago suburb. The gross purchase price for the 550-650 and 701 properties (the “Wholly-Owned Properties”) was $31,750,000 and the purchase price for the 1050 property was $3,500,000, which was acquired in a joint venture owned 60% by the Trust and 40% by the principals of Marc Realty, who are not affiliates of the Trust. The Wholly-Owned Properties, which contain approximately 236,000 square feet, are 97% occupied and the 1050 property, which contains approximately 54,000 square feet of office space, is vacant. In January 2007, a lease for 100% of the property was entered into with a tenant commencing in May 2007 and expiring in April 2018.

Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

2007	$32,791
2008	32,594
2009	31,925
2010	28,697
2011	20,018
Thereafter	132,530

$278,555

Tenant Concentration

Three tenants contributed approximately 44% of the base rental revenues of the Trust for the year ended December 31, 2006. Five tenants accounted for approximately 82% of the base rental revenues of the Trust in 2005.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Mortgage-Backed Securities Pledged Under Repurchase Agreements

At December 31, 2006 and 2005, all of the Trust’s mortgage-backed securities, consisting of Fannie Mae whole pool certificates, were classified as available-for-sale and, as such, were carried at their estimated fair value based on prices obtained from a third party.

The following table presents the amortized cost and fair value of the Trust’s whole pool agency mortgage-backed securities at December 31, 2006 and 2005 (in thousands):

	December 31, 2006	December 31, 2005

Cost	$115,726	$126,236
Unrealized loss	(987)	(1,393)
Interest payment receivable	463	455
Unamortized premium	608	865

Carrying value/estimated fair value	$115,810	$126,163

The unrealized losses are a result of changes in interest rates and principal prepayments subsequent to the acquisition of the securities. The impact of the principal repayments is to accelerate the amortization of the premium. All the securities are performing according to their terms. Although not rated, whole pool agency mortgage-backed securities carry an implied AAA rating and are guaranteed as to principal and interest by Fannie Mae. Furthermore, the Trust intends to, and has the ability to, hold these securities to maturity or at least until such time as the Trust has recovered its investments. Accordingly, although the period of continuous unrealized loss position is more than twelve months, the Trust has determined that these impairments are temporary.

The mortgage-backed securities bear interest at a weighted average interest rate of 4.684% based on balances outstanding at December 31, 2006. The mortgage-backed securities have a weighted average life of 30.75 years.

5. Loans Receivable

On March 29, 2006, the Trust through two consolidated joint ventures, in which the Trust holds a 60% interest and an entity owned by the principals of Marc Realty owns the remaining 40% interest, acquired (i) a loan with a principal balance of $11,750,000 which is secured by a first leasehold mortgage on approximately 241,000 square feet of commercial space and an indoor parking garage with 133 spaces located at 800 South Wells, Chicago, Illinois and commonly referred to as River City (the “Commercial Loan”), and (ii) a loan with a principal balance of $5,915,000 which is secured by a first priority mortgage on both the land underlying the River City property and the unsold residential condominium units at the River City property (the “Land Loan”). The Commercial Loan was in default at the time of acquisition and WRT-Marc RC LLC, the entity that acquired the Commercial Loan, has commenced foreclosure proceedings on the Commercial Loan, and it is expected that the foreclosure sale will occur during the first quarter of 2007. In connection with the acquisition and modification of the Commercial Loan, WRT-Marc RC LLC entered into an option agreement with an unaffiliated third party pursuant to which the third party has an option to acquire the indoor parking structure should WRT-Marc RC LLC acquire title to the commercial space and the indoor parking secured by the Commercial Loan. As consideration for entering into the option agreement, WRT-Marc RC LLC received a deed for the land underlying the River City property, which deed is to be held in escrow until such time, if at all, as WRT-Marc RC LLC acquires title to the commercial space. If exercised, the option price will be equal to $1,900,000 plus 10% interest per annum plus any additional expenses incurred by WRT-Marc RC LLC in connection with acquiring and operating the commercial space less any payments of interest received on account of the Commercial Loan.

The Trust has determined that the Commercial Loan is a variable interest in a VIE under FIN 46R. Since the Trust has determined that it is not the primary beneficiary, the Trust accounts for this investment as a loan receivable.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the Trust’s loans receivable at December 31, 2006 and 2005 (in thousands):

				Carrying Amount December 31,

Property	Location	Interest Rate	Maturity	2006	2005

Toy Building (1)	New York , NY	LIBOR plus 5.6% (9.72%)	April 2008	$59,816	$60,250

River City – Commercial (2)	Chicago , IL	9.75%	February 2006	12,082	—

River City – Land (2)	Chicago , IL	10%	December 2007	4,117	—

Various (3) (4)	Chicago , IL	8.5%	(3)	4,148	995

Vision Property Services	Partnership Interests	15%	December 2011	1,252	—

Ridgebrook Office Plaza (5)	Northbrook , IL	Prime (7%)	April 2006	—	3,520

Wingate Inn (6)	Clearwater , FL	10%	February 2007	—	2,739

TOTAL				$81,415	$67,504

The carrying amount includes accrued interest of $834 and $888 at December 31, 2006 and 2005, respectively. All of the loans, except River City – Commercial which was in default at the time of acquisition, are performing according to their terms. The Trust believes that the full amount of the non-performing River City - Commercial loan is recoverable and accordingly, no impairment has been recorded.

(1)	Secured by ownership interests in the property owner. The Trust owns a one-third interest in a joint venture which owns a 99% participating interest in the loan. The joint venture is consolidated with the Trust’s financial statements.
(2)	Secured by a first mortgage.
(3)	Tenant improvement and capital expenditure loans with respect to certain of the properties in the Marc Realty portfolio which mature from July 2012 to November 2013.
(4)	Secured by a subordinate mortgage or the ownership interests in the property owner.
(5)	This loan was satisfied on February 21, 2006.
(6)	This loan was satisfied on June 19, 2006.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Loans Receivable (Continued)

Activity related to mortgage loans is as follows (in thousands):

	2006	2005

Balance at January 1	$67,504	$8,390
Purchases and advances made	22,554	65,493
Interest (received) accrued, net	(54)	806
Repayments	(8,589)	(7,185)

Balance at December 31	$81,415	$67,504

6. Real Estate Securities Available for Sale

Real estate securities held for sale as of December 31, 2006 are as follows (in thousands):

Name	Date Purchased	Cost at December 31, 2006	Unrealized Gain (Loss) at December 31, 2006	Balance at December 31, 2006

America First Apartment Investors, Inc.	Various	$9,951	$4,453	$14,404

Lexington Realty Trust (1)	12/31/06	78,470	—	78,470

Other real estate securities	12/6/06	1,264	(29)	1,235

Winn-Dixie Stores, Inc.	12/21/06 (2)	1,108	(69)	1,039

		$90,793	$4,355	$95,148

(1)	See Note 8 for description of the Lexington transaction.
(2)	Issued in connection with Winn-Dixie’s plan of reorganization (see Note 3).

The detail of real estate securities held for sale as of December 31, 2005 are as follows (in thousands):

Name	Date Purchased	Cost at December 31, 2005	Unrealized Gain at December 31, 2005	Balance at December 31, 2005

America First Apartment Investors, Inc.	Various	$7,576	$1,150	$8,726

Sizeler Property Investor, Inc.	Various	17,520	5,039	22,559

Other real estate securities	Various	2,834	181	3,015

		$27,930	$6,370	$34,300

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Preferred Equity Investment

At December 31, 2006, the Trust held two participating second mortgage loans and 21 convertible mezzanine loans together with an equity investment in each mezzanine borrower in the aggregate amount of approximately $71,560,000. Each of the borrowers is owned primarily by the principals of Marc Realty. Each loan is secured by the applicable borrower’s ownership interest in a limited liability company (each a “Property Owner”) that in turn owns an office building or complex primarily in the Chicago business district or suburban area. Each borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the borrower holds a 75% interest in the Property Owner. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only. The amounts advanced under each loan together with the equity investment in the applicable borrower, as described below, was equal to 49% of the difference between the agreed value of the property owned by the applicable Property Owner and the existing debt encumbering such property at the time of each respective loan.

In connection with the making of these loans, the Trust acquired an equity interest in each of the borrowers. The equity interest entitles the Trust to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts in excess of that required to fully satisfy all of the debt encumbering that property, including the respective loan and a return to the borrower of its deemed equity (the agreed value of the applicable property less all debt encumbering that property including the loan made by us) plus a 7.65% return thereon.

During 2006, four of the properties underlying the mezzanine loans were sold and a fifth property underlying a mezzanine loan was sold on February 14, 2007 (see Note 22). Upon the sale of these five properties, exclusive of interest, the Trust received an aggregate of $18,055,000 on its original investment of $12,055,000. The Trust has committed to advance approximately $7,350,000 to cover the costs of tenant improvements and capital expenditures at each of the remaining 23 properties. At December 31, 2006, the Trust had advanced $4,116,000 pursuant to this commitment.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Preferred Equity Investment (Continued)

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	December 31, 2006	December 31, 2005

Condensed Balance Sheets
Investment in real estate, net	$147,166	$151,202
Prepaid expenses and deposits in escrow	15,569	5,999
Cash and cash equivalents	2,451	3,175
Receivables and other assets	27,568	26,186

Total Assets	$192,754	$186,562

Nonrecourse mortgage debt	$259,547	$266,306
Other liabilities	23,039	21,272

Total liabilities	282,586	287,578
Partners’ Deficit	(89,832)	(101,016)

Total Liabilities and Partners’ Deficit	$192,754	$186,562

On the Trust’s Consolidated Balance Sheet:
Preferred Equity Investment (1)	$73,127	$78,427

(1)	Includes capitalized acquisition costs of $1,169 and $1,192 at December 31, 2006 and 2005.

	Year Ended December 31, 2006	The Period April 20, 2005 to December 31, 2005

Condensed Statements of Operations
Revenues	$68,281	$48,610
Operating expense	(33,376)	(21,310)
Interest expense	(18,984)	(12,300)
Real estate taxes	(11,640)	(7,503)
Depreciation and amortization	(13,906)	(9,795)
Other expenses, net	(3,000)	(2,899)
Gain on sale of properties	23,939	—

Net income (loss)	$11,314	$(5,197)

On the Trust’s Consolidated
Statement of Operations and Comprehensive Income:
Equity in earnings of Preferred equity investment	$6,849	$4,066

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Equity Investments

The Trust’s equity investments at December 31, 2005 and 2006 are summarized as follows (in thousands):

	Newkirk Realty Trust	Concord Debt Holdings, LLC	Sealy Northwest Atlanta, LP	Total

Investments	$70,000	$—	$—	$70,000
Equity in earnings	304	—	—	304

Equity investments at December 31, 2005	70,304	—	—	70,304
Investments	—	91,342	5,470	96,812
Distributions received	(8,399)	—	—	(8,399)
Equity in earnings (loss)	7,280	1,340	(51)	8,569
Gain on exchange	9,285	—	—	9,285
Conversion to real estate securities	(78,470)	—	—	(78,470)

Equity investments, December 31, 2006	$—	$92,682	$5,419	$98,101

Newkirk Realty Trust

On November 7, 2005, the Trust acquired 3,125,000 shares of common stock in Newkirk Realty Trust, Inc. (“Newkirk”) for a per share purchase price of $16.00, for a total purchase price of $50,000,000. In addition, the Trust assigned to Newkirk all of its rights under an Exclusivity Services Agreement with Michael Ashner, its Chief Executive Officer, relating to business opportunities generated by or offered to Mr. Ashner relating to net lease assets, as defined. In consideration for the assignment of these rights, Newkirk issued to the Trust 1,250,000 shares of Newkirk’s common stock (the “Exclusivity Shares”) valued at $16.00 per share for a total consideration of $20,000,000 and a participation in any incentive fee earned and paid to NKT Advisors LLC (“NKT”), the external advisor of Newkirk and an entity owned in part and controlled by Michael Ashner and other executive officers of the Trust and FUR Advisors. The Trust also entered into a Registration Rights Agreement with Newkirk pursuant to which the Trust had certain rights to demand that all the shares acquired be registered pursuant to a registration statement or statements filed by Newkirk with the Securities and Exchange Commission.

The foregoing transactions were consummated in connection with the closing of Newkirk’s initial public offering, resulting in the Trust owning approximately 22.58% of Newkirk’s outstanding common shares (6.8% on a fully diluted basis).

At the time of issuance of the Exclusivity Shares, 625,000 of the 1,250,000 shares were subject to forfeiture (reducing by 17,361 shares per month) upon the occurrence of certain events. In addition, all of the Trust’s shares in Newkirk were subject to a lock-up agreement pursuant to which the Trust agreed not to sell, transfer, pledge, redeem or otherwise dispose of its shares of common stock in Newkirk for a period equal to the earlier of (i) November 7, 2008 or (ii) at such time as NKT was no longer providing advisory services to Newkirk; provided, however, in no event would such period terminate prior to November 7, 2006.

Effective December 31, 2006, Newkirk was merged into Lexington Corporate Properties Trust (the “Merger”) and the name of the surviving entity was changed to Lexington Realty Trust (“Lexington”). As result of the Merger, among other things, the Trust’s 4,375,000 shares in Newkirk were converted into 3,500,000 common shares in Lexington or an approximately 5% interest in Lexington.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Equity Investments

Newkirk Realty Trust (Continued)

Upon consummation of the Merger, (i) the Exclusivity Shares became no longer subject to forfeiture, (ii) the assignment of the exclusivity rights with respect to net lease assets were vested in Lexington, (iii) the lock-up restrictions on the Newkirk common stock were terminated and (iv) Lexington assumed all of the obligations of Newkirk under the Registration Rights Agreement.

Also in connection with the Merger, Michael Ashner became a trustee and executive officer of Lexington pursuant to the terms of an employment agreement between Mr. Ashner and Lexington. The Trust entered into an agreement with Mr. Ashner which provides that in the event Lexington makes a real estate investment other than in a net lease asset, Mr. Ashner is obligated to terminate his employment and other positions with Lexington, unless a majority of the Trust’s independent trustees consent to his remaining with Lexington. Further, Mr. Ashner is not permitted to agree to certain amendments to his employment agreement without the consent of a majority of the Trust’s independent trustees.

The Trust’s investment in Newkirk was accounted for using the equity method during 2005 and through December 31, 2006. The Trust accounts for investments on the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investment. At December 31, 2006, as a result of the Merger, the Trust’s investment in Lexington is accounted for as an available for sale real estate security as the Trust believes it does not exercise significant influence over Lexington. In connection with the Merger, the Trust recognized a gain of approximately $9,300,000 resulting from the exchange of all Newkirk common stock held by the Trust for common stock in Lexington, based on the fair value of the Lexington common stock received as compared with the carrying amount of the Newkirk investment.

During the fourth quarter of 2005, Newkirk declared a quarterly cash dividend of $0.27 per share of common stock resulting in the receipt by the Trust of $1,180,000 in January 2006. During each of the first three quarters of 2006, Newkirk declared a quarterly cash dividend of $0.40 per share of common stock resulting in the receipt by the Trust of $1,750,000 in April, July and October 2006. In December 2006, Newkirk declared a quarterly cash dividend of $0.40 per share and a special dividend of $0.05 per share which was paid on January 17, 2007. The total dividend amount of $1,969,000 reduced the carrying amount of the Trust’s equity investment in Newkirk prior to the consummation of the merger between Newkirk and Lexington on December 31, 2006.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Equity Investments (Continued)

Newkirk Realty Trust (Continued)

Summary financial information of Newkirk is as follows (in thousands):

December 31, 2005

Condensed Balance Sheet
Real estate investments, net	$943,992
Cash and cash equivalents	174,816
Other assets	226,276

Total Assets	$1,345,084

Note payable	$593,463
Other liabilities	241,049

Total liabilities	834,512

Minority Interests	334,531
Shareholders’ Equity	176,041

Total Liabilities, Minority Interests and Shareholders’ Equity	$1,345,084

On the Trust’s Consolidated Balance Sheet:
Equity Investment	$70,304

	Year Ended December 31, 2006	For the Period November 7 to December 31, 2005

Condensed Statement of Operations
Revenues	218,093	35,308
Interest expense	(55,248)	(8,683)
General and administrative	(23,644)	(1,274)
Compensation expense	(9,500)	(10,500)
Depreciation and amortization	(38,763)	(7,236)
Other expenses	(43,517)	(2,917)
Income from discontinued operations	19,725
Minority interest	(35,176)	(3,349)

Net income	$31,970	$1,349

On the Trust’s Consolidated Statement of Operations and Comprehensive Income:
Equity in earnings of equity investment	$7,280	$304

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Equity Investments (Continued)

Concord Debt Holdings, LLC

On March 31, 2006, Lexington and the Trust entered into a joint venture to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord Debt Holdings LLC (f/k/a 111 Debt Holdings LLC) (“Concord”). The joint venture is now owned equally by Lexington and the Trust. The Trust and Newkirk initially committed to invest up to $50,000,000 each in the joint venture. In addition, the joint venture has entered into a $300,000,000 repurchase agreement with Column Financial Inc., a subsidiary of Credit Suisse First Boston, pursuant to which the joint venture leverages the assets held in the joint venture.  In May 2006, the joint venture entered into a second repurchase agreement with Bear Stearns International Ltd. providing for an additional $200,000,000 in leverage. Effective October 13, 2006, each of the Trust and Newkirk agreed to commit an additional $50,000,000 ($100,000,000 in the aggregate) to the joint venture.

On December 21, 2006, Concord consummated the formation of its first collateralized debt obligation (“CDO”), Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”) which issued an aggregate of approximately $377,000,000 of investment grade debt. Concord retained an equity and debt interest in the portfolio with a notional amount of $88,000,000.

Concord has an investment committee which consists of two members appointed by each of Lexington and the Trust with one additional member being appointed by the common management of Lexington and the Trust. All decisions requiring the consent of the investment committee require the affirmative vote by three of the four members appointed by Lexington and the Trust. Pursuant to the terms of the joint venture, certain material actions to be taken by Concord, including investments in excess of $20,000,000, require the consent of the investment committee. However the consent of both Lexington and the Trust is required for the merger or consolidation of Concord, the admission of additional members, the taking of any action that, if taken directly by the Trust or Lexington, would require consent of the Trust’s Conflicts Committee or Lexington’s independent directors, as well as entering into of any agreement with FUR Advisors or the amendment of the joint venture agreement.

The Trust accounts for this investment using the equity method.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Equity Investments (Continued)

Concord Debt Holdings, LLC (Continued)

Summary financial information of Concord is as follows (in thousands):

December 31, 2006

Condensed Balance Sheet
Cash and restricted cash	$148,261
Investment in debt securities	450,870
Other assets	10,744

Total assets	$609,875

Accounts payable and other liabilities	2,347
Collateralized debt obligations	376,650
Repurchase agreements	43,893
Members’ equity	186,985

Total liabilities and members’ equity	$609,875

On the Trust’s Consolidated Balance Sheet:
Equity investment in joint venture	$92,682

For the Period March 31 to December 31, 2006

Condensed Statement of Operations
Interest income	$12,714
Loss from change in fair market value of interest rate derivatives	(2,137)
Interest expense	(6,156)
General and administrative	(1,741)

Net income	$2,680

On the Trust’s Consolidated Statement of Operations and Comprehensive Income:
Equity in earnings of equity investment	$1,340

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Equity Investments (Continued)

Sealy Northwest Atlanta, L.P.

On December 12, 2006, the Trust acquired a 60% limited partnership interest in Sealy Northwest Atlanta, L.P. to acquire 12 flex properties containing an aggregate of 472,000 square feet of space located in Atlanta, Georgia for a gross purchase price of $35,845,000. The Trust invested approximately $5,470,000, and its partner, an affiliate of Sealy and Company, Inc. invested $3,647,000 for their 40% interest in the joint venture. The Trust accounts for this investment on the equity basis and recorded a net equity loss of $51,000 for the period from acquisition through December 31, 2006.

9. Repurchase Agreements

Information pertaining to the repurchase agreements as of December 31, 2006 and 2005 is as follows (dollars in thousands):

	December 31 ,2006		December 31, 2005

	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value

Repurchase agreement with Bear Stearns & Co., Inc. as
counter-party, expiration January 25, 2007, renewable
monthly, interest is variable based on one-month
LIBOR minus 3 basis points	$72,545	$75,029	$95,798	$99,339

Repurchase agreement with Bear Stearns & Co., Inc. as
counter-party, expiration January 25, 2007, renewable
monthly, interest is variable based on one-month
LIBOR minus 3 basis points	16,296	16,893	25,918	26,824

Repurchase agreement with Bear Stearns & Co., Inc. as
counter-party, expiration January 25, 2007, renewable
monthly, interest is variable based on one-month
LIBOR minus 3 basis points	23,070	23,888	—	—

	$111,911	$115,810	$121,716	$126,163

As of December 31, 2006 and 2005, the borrowing rate on the Trust’s repurchase agreements was LIBOR minus 3 basis points (5.33% and 3.61%, respectively) and is renewable monthly.

Cumulatively through December 31, 2006 and 2005, the Trust paid down $2,625,000 and $1,124,000, respectively, on its repurchase agreements in connection with margin calls.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Debt

The Trust had outstanding mortgage loans payable of $232,768,000 and $175,118,000 at December 31, 2006 and 2005, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually. The mortgage loans payable are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at December 31, 2006 and 2005 are summarized as follows (in thousands):

	Maturity	Spread Over LIBOR/ Prime	Interest Rate as of December 31, 2006	Balance as of December 31, 2006	Balance as of December 31, 2005

Mortgage Loans Payable:

Fixed Interest Rate:

Plantation, FL (1)	March 2010	—	—	—	$10,644
Kroger Properties (1)	November 2010	—	—	—	9,613
Jacksonville, FL (1)	July 2011	—	—	—	6,488
Amherst, NY	October 2013	—	5.65%	17,622	17,948
Indianapolis, IN	April 2015	—	5.82%	4,508	4,564
Houston, TX	April 2016	—	6.66%	72,270	74,444
Andover, MA	February 2011	—	6.60%	6,610	—
S. Burlington, VT	February 2011	—	6.60%	2,833	—
Chicago, IL	March 2016	—	5.75%	21,600	—
Lisle, IL	June 2016	—	6.26%	24,600	—

Variable Interest Rate:

Various	June 2009	LIBOR + 1.75%	(2)	69,549	51,417
Chicago, IL	March 2007	Prime + 0.50%	8.75%	9,500	—
Chicago, IL	March 2007	Prime + 0.50%	8.75%	3,676	—

Total Mortgage Debt				$232,768	$175,118

Loans Payable:

Secured by joint venture
participation in the Toy
Building Loan	April 2008	LIBOR + 3.00	8.35%	$30,000	$30,000
Miscellaneous	February 2007	—	7.50%	4	25

				$30,004	$30,025

Revolving Line of Credit:

$70,000,000 revolving line of credit	December 2008	LIBOR + 2.25%		$—	$16,000

(1)	During March and April 2006, the Trust satisfied the three first mortgage notes secured by the Jacksonville, Florida property. Through March 2006, the Trust satisfied two first mortgage notes for approximately $3,414,000 and recognized a $165,000 gain on the early extinguishment of debt, and in April 2006, it satisfied the remaining first mortgage note for approximately $2,500,000 and recognized a gain on the early extinguishment of debt of $249,000.

(2)	On June 30, 2006, the Trust modified its existing mortgage loan from KeyBank secured by certain of the Trust’s net lease properties, commonly referred to as the FINOVA portfolio. The loan which had a principal balance outstanding of $51,022,000 at June 30, 2006, was modified to (a) reduce the interest rate from LIBOR plus 4.50% to LIBOR plus 1.75%, (b) extend the maturity of the loan to June 30, 2009, subject to two one-year extensions and (c) eliminate the requirement for principal payments equal to 50% of cash flow (as defined) and replaced this requirement with quarterly principal payments of approximately $306,000, beginning April 1, 2007. In connection with the foregoing modifications, the Trust incurred a fee of $730,000 and recognized a loss on the early extinguishment of debt of $525,000.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Debt (Continued)

The lender also agreed to advance an additional amount up to $22,000,000 to be used to refinance the Trust’s existing first mortgage debt secured by its properties leased to The Kroger Co. and Bell South Communications, Inc. An additional draw of approximately $9,331,000 was made in August 2006 to satisfy the first mortgage debt secured by the properties leased to the Kroger Co. An additional draw of approximately $8,885,000 was made in September 2006 to satisfy the first mortgage debt secured by the property leased to Bell South Communications, Inc. A final draw of approximately $778,000 was made in October 2006 to cover costs associated with the loan modification. The additional draws which total $18,994,000 are subject to the same terms as the modified loan and also require that the Trust make in 2006 additional principal payments equal to what would have been paid under the existing first mortgage debt encumbering these properties. In connection with the satisfaction of the first mortgage debt, the Trust recognized a loss on the early extinguishment of debt of $543,000 in 2006.

As of December 31, 2006 the principal repayments required for the next five years and thereafter are as follows (in thousands):

2007	$17,121
2008	5,076
2009	71,754
2010	4,796
2011	13,849
Thereafter	120,172

Total	$232,768

Loans Payable

Loans payable consist primarily of a $30,000,000 loan which bears interest at LIBOR plus 300 basis points, 8.35% at December 31, 2006, matures on April 9, 2008, is subject to a one-year extension, and requires monthly payments of interest only. The loan is secured by a joint venture participation interest in the Toy Building Loan (Note 5). The loan may be prepaid at any time without premium or penalty.

11. Revolving Line of Credit

On December 16, 2005, the Trust entered into a Revolving Loan Agreement with KeyBank National Association (“KeyBank”) pursuant to which the Trust can borrow on a revolving basis up to $50,000,000, subject to increase up to $100,000,000. The revolving credit line matures December 16, 2008 with the option on the part of the Trust to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on the Trust’s leverage ratio and range from LIBOR plus 1.5% to LIBOR plus 2.25%. In addition, to the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 1.35%. The Trust is required to pay a 15 or 25 basis point fee on the unused portion of the line.

On July 10, 2006, the Trust increased the revolving line of credit from $50,000,000 to $70,000,000. In connection with this increase, the Trust paid a fee of $200,000.

The revolving credit line requires monthly payments of interest only. To the extent that the amounts outstanding under the revolving credit line are in excess of the borrowing base (as calculated), the Trust is required to make a principal payment to the extent of such excess. The Trust may prepay from time to time without premium or penalty and reborrow amounts prepaid under the credit line. The revolving credit line is secured by substantially all of the Trust’s assets.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Revolving Line of Credit (Continued)

The revolving line of credit requires the Trust to maintain a (i) minimum consolidated debt service coverage ratio, (ii) maximum leverage ratio, (iii) liquid assets of $10,000,000, and (iv) a minimum net worth. The Trust is in compliance with these requirements at December 31, 2006.

At December 31, 2006 and 2005, there were $0 and $16,000,000, respectively, outstanding under the credit line.

12. Hedge Instruments

In connection with the Trust’s interest rate risk management, the Trust periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts such as interest rate swaps, which in effect modify the repricing characteristics of the Trust’s repurchase agreements and floating rate mortgage debt agreements. The use of interest rate swaps results in adjustments to cash flows for such liabilities. However, hedging instruments create exposure to potential losses if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Trust would not receive payments provided for under the terms of the hedging instrument and could have difficulty taking possession of assets pledged by the Trust as collateral for the interest rate swaps. The Trust, however, does not anticipate default by its counterparty.

The Trust entered into the following agreements in order to limit its exposure to interest rate volatility: (i) an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of the Trust’s mortgage note payable to KeyBank, with an outstanding balance at December 31, 2006 of $69,549,000, from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80%. The remaining principal amount of $29,549,000 remains variable at LIBOR plus 1.75%; (ii) an interest rate swap on its repurchase agreements, which bears interest at LIBOR minus 0.003%, effectively fixing the rate at 4.045% on that financing.

The table below presents information about the Trust’s interest rate swaps at December 31, 2006 (dollars in thousands):

Active Period Through	Swap Rate	Notional Amount of Hedged Liability	Cost of Hedge	Estimated Fair Value/Carrying Value	Gross Unrealized Loss for the Year Ended December 31, 2006

November 2007	5.800%	$40,000	$-	$995	$(13)
January 2008	4.045%	$72,545	$-	$674	$(256)

No hedge ineffectiveness on cash flow hedges was recognized for the years ended December 31, 2006 and 2005.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Convertible Preferred Shares of Beneficial Interest

Series A Preferred Shares

On February 7, 2006, in accordance with the terms of the Certificate of Designations for the Trust’s Series A Preferred Shares, the Trust converted all of the Series A Preferred Shares into Common Shares at a rate of 4.92 Common Shares for each Series A Preferred Share. In connection with this conversion, the Trust issued approximately 4,836,763 Common Shares and made payments totaling $65 for fractional shares otherwise issuable as a result of the conversion to holders of the Trust’s Series A Preferred Shares.

Series B-1Preferred Shares

On February 28, 2005 and June 20, 2005, the Trust sold an aggregate of 4,000,000 shares of the Trust’s Series B-1 Preferred Shares to a number of institutional buyers for $100,000,000. The Trust incurred underwriting, placement, agent and legal fees to unaffiliated third parties of $5,836,000 in connection with the issuance of the Series B-1 Preferred Shares. The sales of the Series B-1 Preferred Shares was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with the issuance of the Series B-1 Preferred Shares, the Trust entered into an Investor Rights Agreement (the “Rights Agreement”) which grants purchasers preemptive rights with respect to certain future issuances of securities by the Trust, a co-investment right enabling them to participate in certain future investments by the Trust, tag-along rights, drag-along rights in the event of a sale of substantially all the Trust’s securities, and certain other rights. The Trust has registered the resale of the Common Shares issuable upon conversion of the Series B-1 Preferred Shares.

The Trust is required to redeem all outstanding Series B-1 Preferred Shares at the liquidating preference price of $25.00 per Series B-1 Preferred Share on or before February 28, 2012. Accordingly, the Trust accounts for the Series B-1 Preferred Shares as a liability and the associated issuance costs as deferred financing costs, and dividends accrued on the Series B-1 Preferred Shares are included in interest expense.

The Series B-1 Preferred Shares entitle the holders to cumulative dividends at a minimum rate of 6.5% and can be converted into Common Shares at a conversion price of $4.50, subject to anti-dilution adjustments. In addition, the holders of the Series B-1 Preferred Shares have the right to elect one trustee to the Board of Trustees as long as 910,000 Series B-1 Preferred Shares are outstanding. Commencing February 28, 2008, the Trust may convert all of the Series B-1 Preferred Shares if (i) the closing price for the Common Shares for any 20 consecutive trading days within the 25 day period commencing on the date of mailing of the conversion notice exceeds 125% of the then conversion price and (ii) an effective registration statement has been filed with the Securities and Exchange Commission to cover the resale of the Common Shares issuable upon conversion. The conversion price at December 31, 2006 was $4.55.

On February 2, 2006, a holder of the Series B-1 Preferred Shares exercised its right to convert 10,000 of Series B-1 Preferred Shares into Common Shares. In accordance with the terms of the Certificate of Designations, on February 14, 2006 the Trust issued 55,556 Common Shares (5.56 Common Shares per Series B-1 Preferred Share) and made a payment of $65 for the fractional shares otherwise issuable as a result of this conversion.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Sale of Common Shares of Beneficial Interest

Private Offerings

On February 17, 2005, the Trust sold to Kimco Realty Corporation, through a private placement, 1,000,000 of its Common Shares for an aggregate purchase price of $4,000,000. The Trust incurred a total of $23,000 in legal fees in connection with this transaction. The Trust has registered the resale of these shares.

On November 7, 2005, the Trust sold to Vornado Investments L.L.C., an affiliate of Vornado Realty Trust (“Vornado”), 3,522,566 Common Shares (the “Vornado Shares”) at $4.00 per share totaling $14,090,264. The Vornado Shares were registered pursuant to the Trust’s effective shelf registration. In connection with the sale, the Trust entered into a Registration Rights Agreement with Vornado which grants, subject to certain restrictions, Vornado the right to request on one occasion registration of the Vornado Shares in the event that a further registration is required by securities law to enable Vornado to sell the Vornado Shares free of restriction. Further, Vornado may only request such registration if Vornado then owns (i) all of the Vornado Shares and (ii) pays all of the Trust’s out-of-pocket costs associated with such registration statement and sale.

Rights Offering

On March 29, 2006, the Trust issued non-transferable subscription rights to purchase its Common Shares at $5.25 per share to holders of record at the close of business on March 22, 2006. Each holder of Common Shares received one basic subscription right for every twelve Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every twelve Common Shares issuable upon conversion of such Series B-1 Preferred Shares. Holders who exercised their rights in full were also entitled to purchase additional Common Shares, subject to availability.

In connection with this offering, certain existing shareholders of the Trust agreed, subject to certain conditions, to purchase all unsubscribed Common Shares at the subscription price. At the April 27, 2006 expiration of this offering, the Trust received basic and oversubscriptions for all 5,220,038 Common Shares. Upon issuance of the shares in May 2006, the Trust received net proceeds of $27,122,000.

Dividend Reinvestment Plan

On August 24, 2006, the Trust filed a registration statement to register up to 2,500,000 Common Shares to be issued pursuant to its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). Under the DRIP, holders of Common Shares can reinvest all or a portion of the dividends received on the Common Shares as well as purchase additional Common Shares. Any Common Shares issued in connection with the DRIP are sold at a price equal to 98% of the average of the high and low trading prices on the day the applicable dividend is paid. On October 16, 2006, pursuant to the DRIP, the Trust received $805,129 and issued a total of 125,909 Common Shares.

Public Offering of 19,550,000 Common Shares

On November 3, 2006, the Trust sold 19,550,000 Common Shares pursuant to an underwritten public offering at $6.00 per share ($5.70 after underwriters discount) resulting in net proceeds to the Trust of $110,814,000.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Warrants and Share Options to Purchase Shares of Beneficial Interest

In November 1998, the Trust issued warrants to a third party to purchase 500,000 Common Shares as part of the consideration for various services provided to the Trust. The current exercise price of the warrants is $8.37 per Common Share. The warrants expire in November 2008.

The Trust had the following share option plans for key personnel and Trustees:

Long-Term Incentive Ownership Plan

In December 2003, the then members of the Board of Trustees granted 100,000 options under the Long Term Incentive Performance Plan to a trustee of the Trust who was also the Interim Chief Executive Officer and Interim Chief Financial Officer. Each option has an exercise price of $2.23 and an expiration date of December 16, 2013. None of the options have been exercised. There were no other options granted, cancelled or expired during 2004 and 2005. In March 2005 the trustees cancelled the plan.

Trustee Share Option Plan

In 1999 the shareholders approved a share option plan for members of the Board of Trustees. This plan provides compensation in the form of Common Shares and options to acquire Common Shares for trustees who were not employees of the Trust. A total of 500,000 Common Shares were authorized under this plan and 8,000 options were issued. In March 2005 the plan was cancelled and, on December 31, 2005, the 8,000 options with a weighted-average unit price of $8.49 expired.

16. Discontinued Operations

On December 1, 2004, VenTek International, Inc. (“VenTek”), an entity owned by FUMI, ceased all of its operations and transferred its remaining assets to VenTek Transit, Inc. (“Transit”), an entity owned by VenTek’s former employees. Under the agreement, Transit agreed to make a nominal payment to VenTek and is obligated to pay VenTek a royalty equal to 5% of its annual gross revenues for each of the next five years. It is not expected that such payments will be material to the Trust’s operations.

On June 22, 2004, the Trust sold the Park Plaza Mall property located in Little Rock, Arkansas for a gross sales price of $77,500,000 to a subsidiary of CBL & Associates Properties, Inc., an unaffiliated third party. In connection with this transaction, the purchaser assumed the existing indebtedness encumbering the property of approximately $41,313,000. Accordingly, net proceeds received by the Trust after giving effect to the loan assumption and closing costs were approximately $33,480,000. The Trust used the proceeds for a portfolio acquisition in connection with a “like kind” exchange pursuant to Section 1031 of the Code. The Trust recognized a gain for financial reporting purposes of $19,267,000.

At December 31, 2005, the tenant for the Trust’s Sherman, Texas property had exercised its purchase option under its lease to acquire the property effective May 1, 2005 for a gross sale price of approximately $2,018,000. However, due to negotiations between the tenant and the land owner, the consummation of this sale did not occur. During the third quarter of 2006, the Sherman, Texas property which had previously been treated as discontinued operations was placed back in service due to the determination that the potential purchase by the tenant is unlikely. The operating results of this property are now included in continuing operations for all periods presented in the financial statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Discontinued Operations (Continued)

The City of St. Louis has commenced a condemnation proceeding with respect to the Trust’s property in St. Louis, Missouri. The property, which is currently vacant, is leased to The Kroger Company pursuant to a net lease with a term scheduled to expire October 31, 2010 and annual rent of $233,000. The City is seeking to take the property as part of an area-wide redevelopment program. Pursuant to the terms of the lease, the tenant is required to make a revocable offer to purchase the property at a scheduled price at such time, if at all, as a condemnation occurs. The scheduled price, which decreases over time, is in excess of the existing principal balance due on the loan secured by the property. The Trust believes the City will be successful in its efforts to take the property and classified the property as discontinued operations during the fourth quarter of 2006. It is presently expected that the condemnation will occur during 2007.

The Trust classifies as discontinued operations in its consolidated statement of operations and comprehensive income the income and expenses of properties which became held for sale subsequent to December 31, 2003. In addition, the Trust classifies as discontinued operations on its consolidated balance sheets assets and liabilities related to such properties as real estate held for sale and liabilities of real estate held for sale.

At December 31, 2006, assets of discontinued operations consist of the St. Louis, Missouri property.

Liabilities of discontinued operations at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005

Mortgage loan payable	$—	$822
Accounts payable and accrued expenses	828	837

	$828	$1,659

The combined results related to discontinued operations for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004

Total revenues	$214	$672	$9,280
Total expenses	98	141	8,038

Income from
discontinued operations	$116	$531	$1,242

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Federal and State Income Taxes

The Trust has made no provision for regular current or deferred federal income taxes and no deferred state income taxes have been provided for on the basis that the Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust currently intends to comply with the foregoing minimum distributions requirements. As of December 31, 2006, the Trust has net operating loss carryforwards of $40,539,000 after utilizing $6,784,000 to offset 2006 taxable income, which will expire from 2019 through 2023. As a result of the February 28, 2005 issuance of the Series B-1 Shares (see Note 13), the Trust’s net operating loss carryforwards are subject to annual limitations pursuant to Section 382 of the Code. The Trust also had capital loss carryforwards of $1,695,430, which will be fully utilized as of December 31, 2006. The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes. Such items resulted in a net decrease in income for tax reporting purposes of approximately $42,936,000 in 2006, a net decrease in income of $23,621,000 in 2005, and a net decrease of $19,700,000 in 2004.

The Trust has offset a portion of its federal taxable income by utilizing capital loss carryforwards. However, the capital loss carryforwards are not available in certain states and localities where the Trust has an obligation to pay income taxes. In addition, certain states and localities disallow state income taxes as a deduction and exclude interest income from United States obligations when calculating taxable income. Federal and state tax calculations can differ due to differing recognition of net operating losses. In 2006 the disallowance of capital loss carryforward deductions and other state modifications resulted in the Trust having an income tax liability in certain states and localities. Accordingly, the Trust has recorded $234,000 and $500,000 in state and local taxes for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, net investment in real estate and lease intangibles for federal tax reporting after accumulated depreciation and amortization was approximately $172,537,000 as compared to approximately $271,991,000 for financial reporting.

The 2006, 2005 and 2004 cash dividends per Series A Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 20% Rate	Unrecaptured Section 1250 Gain (25% Rate)	Nontaxable Distribution	Total Dividends Paid

2006	$—	$—	$—	$—	$—
2005	2.10	—	—	—	2.10
2004	2.10	—	—	—	2.10

The 2006, 2005 and 2004 cash dividends per Series B-1 share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 20% Rate	Unrecaptured Section 1250 Gain (25% Rate)	Nontaxable Distribution	Total Dividends Paid

2006	$1.13	$0.54	$—	$—	$1.67
2005	1.63	—	—	—	1.63
2004	—	—	—	—	—

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Federal and State Income Taxes (Continued)

The 2006, 2005 and 2004 cash dividends per Common Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 20% Rate	Unrecaptured Section 1250 Gain (25% Rate)	Nontaxable Distribution	Total Dividends Paid

2006	$0.20	$0.10	$—	$—	$0.30
2005	0.11	—	—	—	0.11
2004	—	—	—	—	—

18. Legal Proceedings

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

Contingencies

In January 2005, William Ackman, a former trustee of the Trust, made demand on the Trust for indemnification for approximately $1.5 million of expenses incurred by him in his capacity as a trustee in connection with the litigation matters relating to the aborted merger of the Trust with Gotham Golf Corp., an entity controlled by Mr. Ackman.

The Trust has forwarded this demand to its insurance carrier. Both the Trust’s insurance carrier and the Trust have denied Mr. Ackman’s demand based on the lack of adequate documentation submitted to date. No reserve for any liability attributable to this matter has been accrued as of December 31, 2006.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Related-Party Transactions

The affairs of the Trust and its subsidiaries are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors, which agreement was entered into in connection with the acquisition by FUR Investors LLC of its interest in the Trust and the other transactions entered into in connection therewith. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. Effective as of January 1, 2005, the terms of the Advisory Agreement were modified to provide that the quarterly base management fee payable to FUR Advisors for providing such services would equal the lesser of an asset based fee or a fee based on outstanding equity. In general, the asset based fee was the original fee set forth in the Advisory Agreement which is calculated as follows: 1% of the gross asset value of the Trust up to $100,000,000, 0.75% of the gross asset value of the Trust between $100,000,000 and $250,000,000, 0.625% of the gross asset value of the Trust between $250,000,000 and $500,000,000 and 0.50% of the gross asset value of the Trust in excess of $500,000,000 (in light of the net lease nature of the 16 net lease properties, FUR Advisors agreed to reduce its fee for these properties to 0.25% of the gross asset value for the portion of that portfolio that is subject to leverage). Prior to the amendment to the Advisory Agreement on January 1, 2005, the asset based fee included a loan servicing fee not exceeding commercially reasonable rates approved by a majority of the independent trustees, for providing administrative and clerical services with respect to loans made by the Trust to third parties.

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

In connection with the Newkirk/Lexington merger, the advisory agreement between NKT Advisors and Newkirk was terminated, and NKT Advisors received a payment of $5,500,000 attributable to its incentive fee. As a result of the incentive fee being paid by Newkirk and in accordance with the Advisory Agreement between the Trust and FUR Advisors, the Trust received a $4,400,000 credit (80% of total fee paid) to be utilized on a go forward basis in offsetting the quarterly advisory fees payable under the Advisory Agreement or in cash if the credit is not fully utilized. The Trust utilized $1,159,000 of this amount to offset the base management fee payable for the quarter ended December 31, 2006.

FUR Advisors is entitled under both the asset based fee and the equity based fee to receive (i) property and construction management fees at commercially reasonable rates as determined by the independent trustees and (ii) an incentive fee. The incentive fee entitles FUR Advisors to receive (a) an amount equal to 20% of all distributions paid to beneficiaries of Common Shares after December 31, 2003 in excess of the Threshold Amount, hereinafter defined, and, (b) upon the termination of the Advisory Agreement, an amount equal to 20% of the “liquidation value” of the Trust in excess of the Threshold Amount at the termination date. As defined in the Advisory Agreement, the Threshold Amount is equal to (x) $71,300,000, increased by the net issuance price of all Common Shares, with an adjustment for Preferred Shares converted, issued after December 31, 2003, and decreased by the redemption price of all Common Shares redeemed after December 31, 2003, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct damages to the Trust if the Advisory Agreement is terminated by the Trust for cause.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Related-Party Transactions (Continued)

At December 31, 2006, the Threshold Amount was $349,929,000. If the Trust were to liquidate or sell all or a substantial portion of its assets, the amount payable to FUR Advisors as incentive compensation could be significant.

Effective February 1, 2004, Winthrop Management L.P. (formerly known as Kestrel Management L.P.), an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for Circle Tower. Pursuant to the terms of the property management agreement, Winthrop Management L.P. receives a fee equal to 3% of the monthly revenues of Circle Tower, which fee has been approved by the independent trustees, and is less than the amount paid to the prior property management company.

The following table sets forth the fees and reimbursements paid by the Trust for the years ended December 31, 2006 and 2005 to FUR Advisors and Winthrop Management L.P. (in thousands):

	2006		2005

Asset Management (1)	$3,681	(3) (4)	$2,660	(3)
Loan Servicing Fee (1)	—		—
Property Management (2)	217		44
Reimbursement (1)	—		—
Incentive Fee	—		—

(1)	Payable to FUR Advisors
(2)	Payable to Winthrop Management L.P.
(3)	Determined using the equity based method
(4)	Before credit of $4,400 in fourth quarter 2006

In connection with the issuance of the Trust’s Series B-1 Preferred Shares in February 2005, the Trust sold to affiliates of Fairholme Capital Management, LLC, an entity in which Bruce Berkowitz, one of the Trust’s trustees, is the managing member, 400,000 Series B-1 Preferred Shares. In addition, the Trust sold to Halcyon Structured Opportunities Fund, L.P., and Halcyon Fund L.P. an aggregate of 880,000 Series B-1 Preferred Shares and an additional 56,000 Series B-1 Preferred Shares in June 2005 to Halcyon Structured Opportunities L.P. Steven Mandis, one of the Trust’s trustees, is the Vice Chairman and Chief Investment Officer of the investment advisor to each of the Halcyon partnerships.

During the year ended December 31, 2006, the Concord joint venture agreement provided that Concord would pay to such person, including a member of Concord or its affiliate, a fee in the amount not to exceed 50 basis points of the face value of any loan acquired. In lieu of paying the full 50 basis point fee, Concord paid to an affiliate of FUR Advisors, a total fee of approximately $1,066,000 which represented the costs of the employees dedicated to Concord’s business and equaled approximately 21 basis points of the face value of the loans acquired. The compensation arrangement was modified effective January 1, 2007, (See Note 22 - Subsequent Events).

The Trust paid fees of $0, $28,000 and $209,000 for the years ended December 31, 2006, 2005 and 2004, respectively, to the Real Estate Systems Implementations Group, LLC (“RE Systems”) for financial reporting and advisory services. The managing member of that firm assumed the position of Interim Chief Financial Officer of the Trust on August 18, 2000, and Interim Chief Executive Officer in January 2003. In addition, he became a trustee of the Trust in June 2003. He resigned as Interim Chief Executive Officer and Interim Chief Financial Officer on December 31, 2003 and resigned as trustee on April 15, 2004.

Radiant Partners, LLC (“Radiant”) provided asset management services to the Trust. For the years ended December 31, 2006, 2005 and 2004, the Trust paid fees to Radiant of $0, $0 and $150,000, respectively. The principals of Radiant were formerly executive officers of the Trust. Effective February 4, 2004, the Trust entered into a termination agreement with Radiant pursuant to which Radiant ceased providing asset management services, but provided transition services through April 30, 2004.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Business Segments

The following tables present a summary of revenues and expenses from the Operating Properties, Loans and Real Estate Securities incurred by each segment for the years ended December 31, 2006, 2005 and 2004, respectively. The Trust includes in Corporate Activities interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

Business Segments (In thousands)	2006	2005	2004

Operating Properties
Rents	$38,822	$25,454	$3,387
Less - operating expenses	4,054	1,205	793
Less - real estate taxes	1,879	220	66
Loss on extinguishment of debt	646	—	—

	32,243	24,029	2,528

Loans
Interest	13,129	3,664	1,292
Equity in earnings of preferred equity investment	6,849	4,066	—
Equity in earnings of Concord Debt Holdings, LLC	1,340	—	—
Loan fee income	—	75	—

	21,318	7,805	1,292

Real Estate Securities
Dividends	1,073	1,622	139
Gain on sale of real estate securities	8,130	243	1,153
Assignment of exclusivity agreement – net lease assets	9,500	10,500	—
Equity in earnings of Newkirk Realty Trust	7,280	304	—
Gain on sale of equity investment	9,285	—	—
Equity in loss of Sealy Northwest Atlanta, L.P.	(51)	—	—

	35,217	12,669	1,292

Less - Depreciation and Amortization	11,216	6,994	726
Less - Interest Expense
Operating properties	14,304	12,475	684
Loans	8,258	2,515	—
Corporate Income (Expense)
Interest income	1,463	2,111	1,097
General and administrative	(3,399)	(3,289)	(2,677)
Base management fee	719	(2,660)	(1,420)
Interest expense	(8,495)	(5,912)	(13)
Insurance recoveries	—	—	1,254
Legal settlement	—	11,000	—
State and local taxes	(234)	(500)	—
Other	530	—	—

Income from continuing operations before minority interest	45,584	23,269	1,943
Minority interest	(2,764)	(179)	—

Income from continuing operations	42,820	23,090	1,943

Capital Expenditures
Operating Properties	$1,483	$684	$2,018

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Business Segments (Continued)

Identifiable Assets
Operating properties	271,991	244,902	95,540
Loans	363,089	272,094	8,390
Real estate securities	104,392	104,604	14,734
Other	112,148	37,248	171,304

Total Assets	$851,620	$658,848	$289,968

(1) The results of VenTek, the Park Plaza property and the St. Louis, Missouri property have been classified as discontinued operations.

21. Quarterly Results of Operations (Unaudited)

The following is an unaudited condensed summary of the results of operations by quarter for the years ended December 31, 2006 and 2005. The Trust believes all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

	Quarters Ended
(In thousands, except per-share data)	March 31	June 30	September 30	December 31

2006

Revenues	$12,027	$13,497	$13,465	$15,498

Net income	$10,163	$3,441	$5,186	$24,146

Net income applicable to Common Shares	$10,163	$3,441	$5,186	$24,146

Per share
Net income applicable to Common Shares, basic	$0.26	$0.08	$0.11	$0.41

Net income applicable to Common Shares, diluted	$0.19	$0.08	$0.10	$0.32

2005

Revenues	$4,896	$5,159	$8,766	$14,030

Net income	$901	$393	$11,427	$10,900

Net income (loss) applicable to Common Shares	$385	$(123)	$10,911	$10,384

Per share
Net income (loss) applicable to Common Shares, basic	$0.01	$0.00	$0.34	$0.31

Net income (loss ) applicable to Common Shares, diluted	$0.01	$0.00	$0.22	$0.29

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Subsequent Events

Effective January 1, 2007, WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors, was retained to provide accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including Concord Real Estate CDO 2006-1, Ltd. For providing these services, WRP Sub-Management is entitled to receive certain compensation based on the assets acquired by Concord and the gross amount of each collateral debt obligation or collateral mortgage-backed securities offering made by Concord or its subsidiaries. In addition, WRP Sub-Management is entitled to receive an incentive fee which is effectively equal to 25% of net profits of Concord and WRP Sub-Management after a 10.5% cumulative annual compounding return on the then equity invested in Concord for such period by the Trust and Lexington. In turn, WRP Sub-Management is required to pay substantially all of these amounts to its employees who are dedicated exclusively to Concord and to cover certain expenses incurred by WRP Sub-Management in providing such services. A portion of the amounts paid to WRP Sub-Management are paid to an affiliate of FUR Advisors to reimburse such affiliate for costs associated with providing accounting and other “back-office” services for the benefit of Concord (the “Affiliate Amount”). Because the Trust pays an advisory fee to FUR Advisors, the Trust is entitled to receive a credit against the advisory fee payable to FUR Advisors equal to 50% of the Affiliate Amount.

On February 14, 2007, the property located at 427 South LaSalle, Chicago, Illinois which secured a 7.65% convertible mezzanine loan in its Marc Realty portfolio and in which the Trust held a participating interest was sold to an unaffiliated third party. The Trust received $10,339,000, exclusive of interest, and will recognize a gain of approximately $4,919,000 in connection with the sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Trust’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s internal control over financial reporting is a process which was designed under the supervision of the Trust’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Trust’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2006, the Trust’s management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting. The Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.” Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2006.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the trustees of the Trust; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material affect on our financial statements.

Management’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing in this Form 10-K, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Winthrop Realty Trust together with its consolidated subsidiaries (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Trust and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 16, 2007

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our Trustees may be found under the caption “Election of Trustees” presented in our Proxy Statement for the Annual Meeting of Beneficiaries, expected to be held on May 2, 2007 (the “Proxy Statement”). That information is incorporated herein by reference.

The information in the Proxy Statement under the captions “Executive Officers” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Financial Expert” and “Code of Ethics” presented in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information in the Proxy Statement under the captions “Compensation of Trustees” and “Executive Compensation” presented in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the Proxy Statement under the caption “Security Ownership of Trustees, Officers and Others” presented in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the Proxy Statement under the caption “Certain Transactions and Relationships” and “Independence of Trustees” presented in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the Proxy Statement under the captions “Compensation of Trustees” and “Principal Accountant Fees and Services” presented in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm on page 57 of Item 8 and page 100 of Item 9A.

Management’s Report on Effectiveness of Internal Controls over Financial Reporting on page 99 of Item 9A.

Consolidated Balance Sheets - December 31, 2006 and 2005 on page 58 of Item 8.

Consolidated Statements of Operations and Comprehensive Income - For the Years Ended December 31, 2006, 2005 and 2004 on page 59 of Item 8.

Consolidated Statements of Shareholders’ Equity - For the Years Ended December 31, 2006, 2005 and 2004 on page 61 of Item 8.

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2006, 2005 and 2004 on page 62 of Item 8.

Notes to Consolidated Financial Statements on pages 64 through 98 of Item 8.

(2) Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation.

All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibits.

The exhibits listed on the Exhibit Index on page 108 are filed as a part of this Report or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST

Dated: March 16, 2007	By:	/s/ Michael L. Ashner

Michael L. Ashner
Chief Executive Officer

Dated: March 16, 2007	By:	/s/ Thomas Staples

Thomas Staples
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

	/s/ Michael L. Ashner	Trustee	March 16, 2007

	/s/ Peter Braverman	Trustee	March 16, 2007

Bruce R. Berkowitz
Arthur Blasberg, Jr.
Talton R. Embry
Howard Goldberg
	Steven Mandis	Trustee	March 16, 2007

By:	/s/ Peter Braverman

Peter Braverman,
as attorney-in fact

WINTHROP REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
At December 31, 2006
(amounts in thousands)

				Initial Cost to Registrant			Cost capitalized subsequent to acquistion	As of December 31, 2006

Description	Location	Location	Mortgage Encumbrances	Land	Land Estates	Building and Improvements	Land/Building and Improvements	Land	Land Estates	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Life

Continuing Operations:
Office	Orlando	FL	$—	$—	$—	$17,248	$42	$—	$—	$17,290	$17,290	$918	11/14/2004	40 yrs
Office	Plantation	FL	—	—	—	8,915	20	—	—	8,935	8,935	475	11/14/2004	40 yrs
Office	Churchill	PA	—	—	—	23,834	37	—	—	23,871	23,871	1,268	11/14/2004	40 yrs
Office	Indianapolis	IN	4,508	270	—	1,609	3,467	1,763	—	5,076	6,839	2,968	10/16/1974	40 yrs
Office	Chicago	IL	21,600	—	—	23,635	286	—	—	23,921	23,921	713	10/28/2005	40 yrs
Office	Amherst	NY	17,622	1,591	—	18,027	—	1,591	—	18,027	19,618	732	5/25/2005	40 yrs
Office	Houston	TX	72,270	7,075	—	62,468	—	7,075	—	62,468	69,543	3,253	1/5/2005	40 yrs
Office	Lisle	IL	17,466	3,774	—	16,371	7	3,774	—	16,378	20,152	359	2/16/2006	40 yrs
Office	Lisle	IL	7,134	2,361	—	6,298	—	2,361	—	6,298	8,659	138	2/16/2006	40 yrs
Office	Lisle	IL	—	780	—	2,803	30	780	—	2,833	3,613	61	2/16/2006	40 yrs

			140,600	15,851	—	181,208	3,889	17,344	—	185,097	202,441	10,885

Retail	Athens	GA	—	—	—	3,669	5	—	—	3,674	3,674	195	11/14/2004	40 yrs
Retail	Atlanta	GA	—	—	—	4,633	5	—	—	4,638	4,638	246	11/14/2004	40 yrs
Retail	Louisville	KY	—	—	—	2,722	4	—	—	2,726	2,726	145	11/14/2004	40 yrs
Retail	Lafayette	LA	—	—	—	0	1	—	—	1	1	0	11/14/2004	40 yrs
Retail	Sherman	TX	—	—	—	820	2	—	—	822	822	43	11/14/2004	40 yrs
Retail	Biloxi	MS	—	—	—	851	2	—	—	853	853	45	11/14/2004	40 yrs
Retail	Greensboro	NC	—	—	—	3,797	4	—	—	3,801	3,801	202	11/14/2004	40 yrs
Retail	Knoxville	TN	—	—	—	2,121	3	—	—	2,124	2,124	113	11/14/2004	40 yrs
Retail	Memphis	TN	—	—	—	760	2	—	—	762	762	40	11/14/2004	40 yrs
Retail	Denton	TX	—	—	—	1,574	3	—	—	1,577	1,577	84	11/14/2004	40 yrs
Retail	Seabrook	TX	—	—	—	1,393	2	—	—	1,395	1,395	74	11/14/2004	40 yrs

			—	—	—	22,340	33	—	—	22,373	22,373	1,187

Continued on next page

WINTHROP REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
At December 31, 2006
(amounts in thousands)

				Initial Cost to Registrant			Cost capitalized subsequent to acquistion	As of December 31, 2006

Description	Location	Location	Mortgage Encumbrances	Land	Land Estates	Building and Improvements	Land/Building and Improvements	Land	Land Estates	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Life

Other	Jacksonville	FL	—	2,166	—	8,665	1,041	2,166	—	9,706	11,872	590	11/14/2004	40 yrs
Other	Andover	MA	6,610	—	—	7,611	3	—	—	7,614	7,614	192	12/29/2005	40 yrs
Other	South Burlington	VT	2,833	—	—	3,099	2	—	—	3,101	3,101	78	12/29/2005	40 yrs
Other	Chicago	IL	13,176	—	—	—	—	—	—	—	—	—
Other(1)			69,549	—	—	—	—	—	—	—	—	—

			92,168	2,166	—	19,375	1,046	2,166	—	20,421	22,587	860

Total from Continuing Operations			232,768	18,017		222,923	4.968	19,510		227,891	247,401	12,932

Discontinued Operations:

Retail	St. Louis	MO	—	—	—	990	2	—	—	992	992	53	11/14/2004	40 yrs

TOTALS			$232,768	$18,017	$—	$223,913	$4,970	$19,510	$—	$228,883	$248,393	$12,985

(1)	Represents a first mortgage loan on the Orlando, Florida and Churchill, Pennsylvania properties.
The net basis in the properties for federal income tax purposes was approximately $ 172,537.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2006	2005	2004

Real Estate
Balance at beginning of period	$215,918	$91,528	$71,983
Additions during the period:
Consolidation of 5400 Westheimer	—	69,543	–
Land and land estates	6,915	1,591	3,659
Buildings and improvements	24,568	53,256	83,096

	$247,401	$215,918	$158,738
Less: Disposition of assets	—	–	66,390
Less: Reclassification to discontinued operations	—	–	820

Balance at end of period	$247,401	$215,918	$91,528

Accumulated Depreciation
Balance at beginning of period	$9,267	$4,750	$14,102
Additions charged to operating expenses	3,665	4,387	1,355
Consolidation of 5400 Westheimer	—	130	–

	12,932	9,267	15,457
Less: Accumulated depreciation on assets disposed of	—	–	10,707

Balance at end of period	$12,932	$9,267	$4,750

EXHIBIT INDEX

Exhibit	Description	Page Number

1.1	Underwriting Agreement, dated October 30, 2006 among the Trust, WRT Realty, L.P., FUR Advisors LLC and Bear, Stearns & Co., Inc., as Representative of the several Underwriters named in Schedule I attached thereto	(v)

3.1	Amended and Restated Declaration of Trust as of December 15, 2005.	(o)

3.2	Bylaws of the Trust as restated on November 8, 2005.	(l)

3.3	Amendment to Bylaws adopted January 19, 2007	(t)

3.4	Amendment to Bylaws adopted February 27, 2007	(u)

4.1	Form of certificate for Shares of Beneficial Interest.	(b)

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust.	(a)

4.3	Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005.	(g)

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest.	(k)

10.1	1999 Trustee Share Option Plan.	(c)

10.2	1999 Long Term Incentive Performance Plan.	(c)

10.3	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002.	(d)

10.4	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003 (“Stock Purchase Agreement”), including Annex A thereto, being the list of Conditions to the Offer.	(e)

10.5	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust and FUR Advisors LLC.	(l)

10.6	Amendment No. 1 to Amended and Restated Advisory Agreement dated May 17, 2006, between the Trust and FUR Advisors.	(s)

10.7	Exclusivity Services Agreement between the Trust and Michael L. Ashner.	(e)

10.8	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005.	(l)

10.9	Covenant Agreement between the Trust and FUR Investors, LLC.	(e)

10.10	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger.	(f)

10.11	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger.	(s)

10.12	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association.	(f)

10.13	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association.	(f)

10.14	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

10.15	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

10.16	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P.	(h)

10.17	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation.	(i)

10.18	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(j)

10.19	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(k)

10.20	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(k)

10.21	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(k)

10.22	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”).	(l)

10.23	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado.	(l)

10.24	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(l)

10.25	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(l)

10.26	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(l)

10.27	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership.	(l)

10.28	Undertaking, dated November 7, 2005, by FUR Holdings LLC and FUR Advisors for the benefit of the Trust.	(l)

10.29	Participation and Servicing Agreement, dated December 8, 2005, between Arbor Realty Funding LLC and FT-Toy LLC.	(m)

10.30	Loan Agreement, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC.	(m)

10.31	Promissory Note, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC	(m)

10.32	Pledge Agreement, dated December 7, 2005, from FT-Toy LLC to the Arbor Realty Funding LLC.	(m)

10.33	Guaranty from Winthrop Realty Trust in favor of the Arbor Realty Funding LLC.	(m)

10.34	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association.	(n)

10.35	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association.	(n)

10.36	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC.	(p)

10.37	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(p)

10.38	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC.	(q)

10.39	Voting Agreement between Winthrop Realty Trust and Lexington Corporate Properties Trust dated July 23, 2006.	(r)

10.40	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006.	(r)

21	Subsidiaries	*

23.1	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith

(a)	Incorporated by reference to the Trust’s 1998 Form 10-K
(b)	Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818
(c)	Incorporated by reference to the Trust’s 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(d)	Incorporated by reference to the Trust’s 2002 Form 10-K
(e)	Incorporated by reference to the Trust’s Form 8-K dated November 26, 2003
(f)	Incorporated by reference to the Trust’s Form 8-K dated November 18, 2004
(g)	Incorporated by reference to the Trust’s Form 8-K dated January 1, 2004
(h)	Incorporated by reference to the Trust’s Form 8-K dated March 18, 2005
(i)	Incorporated by reference to the Trust’s Form 8-K dated February 17, 2005
(j)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2005
(k)	Incorporated by reference to the Trust’s Form 8-K dated June 21, 2005
(l)	Incorporated by reference to the Trust’s Form 8-K dated November 10, 2005
(m)	Incorporated by reference to the Trust’s Form 8-K dated December 12, 2005
(n)	Incorporated by reference to the Trust’s Form 8-K dated December 21, 2005
(o)	Incorporated by reference to the Trust’s 2005 Form 10-K
(p)	Incorporated by reference to the Trust’s Form 8-K dated April 4, 2006
(q)	Incorporated by reference to the Trust’s Form 8-K dated May 30, 2006
(r)	Incorporated by reference to the Trust’s Form 8-K dated July 25, 2006
(s)	Incorporated by reference to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006
(t)	Incorporated by reference to the Trust’s Form 8-K dated January 16, 2007
(u)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2007
(v)	Incorporated by reference to the Trust’s Form 8-K dated November 2, 2006