Form 10-Q
period 2007-03-31
Winthrop Realty Trust
filed 2007-05-11
CIK 37008

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended: March 31, 2007
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

As of May 1, 2007 there were 65,682,993 Common Shares of Beneficial Interest outstanding.

Item 1. Financial Information

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS

Investments in real estate, at cost
Land	$20,508	$19,510
Buildings and improvements	234,112	227,891

	254,620	247,401
Less - Accumulated depreciation	(14,437)	(12,932)

Investments in real estate, net	240,183	234,469

Cash and cash equivalents	97,143	89,463
Restricted cash held in escrows	5,823	4,447
Mortgage-backed securities available for sale pledged
under repurchase agreements	107,865	115,810
Loans receivable	81,567	81,415
Accounts receivable, net of reserve
of $4 and $1, respectively	11,462	12,412
Available for sale securities	91,315	95,148
Preferred equity investment	67,594	73,127
Equity investments	96,693	98,101
Lease intangibles, net	36,416	36,402
Deferred financing costs, net	6,143	6,354
Assets of discontinued operations	1,147	1,159
Other assets	2,810	3,313

TOTAL ASSETS	$846,161	$851,620

LIABILITIES

Mortgage loans payable	$237,340	$232,768
Repurchase agreements	104,234	111,911
Series B-1 Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference,
3,990,000 shares authorized and outstanding at March 31, 2007
and December 31, 2006	99,750	99,750
Loans payable	30,000	30,004
Accounts payable and accrued liabilities	6,973	10,306
Dividends payable	3,933	7,844
Below market lease intangibles, net	4,403	4,572
Liabilities of discontinued operations	828	828

TOTAL LIABILITIES	487,461	497,983

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	29,671	30,051

SHAREHOLDERS’ EQUITY

Common Shares of Beneficial Interest, $1 par, unlimited authorized,
65,548,106 and 65,369,734 outstanding at March 31, 2007 and
December 31, 2006, respectively	65,548	65,370
Additional paid-in capital	354,741	353,719
Accumulated other comprehensive income	2,596	5,037
Accumulated distributions in excess of net income	(93,856)	(100,540)

Total Shareholders’ Equity	329,029	323,586

TOTAL LIABILITIES, MINORITY INTEREST AND
SHAREHOLDERS’ EQUITY	$846,161	$851,620

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)
 (In thousands, except per share data)

	For the Three Months Ended March 31,

	2007	2006

Revenue
Rents and reimbursements	$9,547	$8,554
Interest and dividends	4,523	3,244

	14,070	11,798
Expenses
Property operating	1,163	834
Real estate taxes	420	278
Depreciation and amortization	2,618	2,537
Interest	7,647	7,468
General and administrative	1,807	1,519
State and local taxes	240	4

	13,895	12,640
Other income
Assignment of exclusivity agreement - net lease assets	—	833
Earnings from preferred equity investment	6,150	1,479
Equity in earnings of equity investments	1,592	1,602
Gain on sale of available for sale securities	243	7,319
Gain on early extinguishment of debt	—	151
Interest Income	1,103	229
	9,088	11,613
Income from continuing operations before
minority interest	9,263	10,771

Minority interest	613	632
Income from continuing operations	8,650	10,139
Discontinued operations
Income from discontinued operations	51	24
Net income	$8,701	$10,163
Comprehensive income
Net income	$8,701	$10,163
Change in unrealized gain on available for sale securities
arising during the period	(2,401)	3,180
Change in unrealized loss on mortgage-backed securities
available for sale arising during the period	603	1
Change in unrealized gain on interest rate derivatives
arising during the period	(400)	706
Less reclassification adjustment from gains
included in net income	(243)	(7,319)

Comprehensive income	$6,260	$6,731
Per Common Share data - Basic
Income from continuing operations	$0.12	$0.19
Income from discontinued operations	—	—

Net income	$0.12	$0.19

Per Common Share data - Diluted
Income from continuing operations	$0.12	$0.19
Income from discontinued operations	—	—

Net income	$0.12	$0.19

Basic Weighted-Average Common Shares	65,518	38,458

Diluted Weighted-Average Common Shares	87,752	62,699

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands)

	Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income	Total
	Shares	Amount

Balance, December 31, 2006	65,370	$65,370	$353,719	$5,037	$(100,540)	$323,586

Net income	—	—	—	—	8,701	8,701
Dividends paid or accrued on Common Shares of
Beneficial Interest ($0.06 per share)	—	—	—	—	(3,933)	(3,933)
Change in unrealized gain on available for sale
securities, net of reclassification adjustment
for amounts included in net income	—	—	—	(2,644)	—	(2,644)
Change in unrealized loss on mortgage-backed
securities held for sale	—	—	—	603	—	603
Change in unrealized gain on interest rate
derivatives	—	—	—	(400)	—	(400)
Stock issued pursuant to dividend reinvestment
plan	178	178	1,022	—	—	1,200
Cumulative effect of a
change in accounting principle	—	—	—	—	1,916	1,916

Balance, March 31, 2007	65,548	$65,548	$354,741	$2,596	$(93,856)	$329,029

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	For the Three Months Ended March 31,

	2007	2006

Cash flows from operating activities
Net income	$8,701	$10,163
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization (including amortization of deferred
financing costs)	1,949	1,793
Amortization of lease intangibles	1,140	1,215
Straight-lining of rental income	271	890
Earnings of preferred equity investment less than
(in excess of) distributions	27	(332)
Earnings in excess of distributions of equity investments	(1,592)	(421)
Restricted cash held in escrows	(662)	—
Minority interest	613	632
Gain on sale of available for sale securities	(243)	(7,319)
Gain from early extinguishment of debt	—	(151)
Decrease in deferred income	—	(833)
Bad debt expense (recovery)	3	(13)
Interest receivable on loans	(135)	—
Net changes in other operating assets and liabilities	(415)	1,332

Net cash provided by operating activities	9,657	6,956

Cash flows from investing activities
Investments in real estate	(8,530)	(35,749)
Proceeds from repayments of mortgage-backed securities available for sale	8,499	5,718
Return of capital on equity investments	10,000	—
Investment in equity investments	(7,000)	(11,374)
Investment in preferred equity investment	—	(1,160)
Proceeds from preferred equity investment	5,506	—
Purchase of available for sale securities	(142)	(1,211)
Proceeds from sale of available for sale securities	1,351	24,062
Increase in restricted cash held in escrows	(754)	(1,989)
Issuance and acquisition of loans receivable	(17)	(19,088)
Collection of loans receivable	—	3,513

Net cash provided by (used in) investing activities	8,913	(37,278)

	(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued from previous page)

	For the Three Months Ended March 31,

	2007	2006

Cash flows from financing activities
Repayment of borrowings under repurchase agreements	$(7,677)	$(5,479)
Proceeds from mortgage loans payable	5,600	45,929
Restricted cash held in escrows	40	—
Principal payments of mortgage loans payable	(1,028)	(6,020)
Payments of loans payable	(4)	(5)
Proceeds from revolving line of credit	—	45,000
Payment of revolving line of credit	—	(42,375)
Deferred financing costs	(184)	(260)
Contribution by minority interests	787	3,074
Distribution to minority interests	(1,780)	(1,235)
Dividends paid on Series A Preferred Shares	—	(516)
Dividends paid on Common Shares	(7,844)	(3,914)
Reinvestment of dividend proceeds	1,200	—

Net cash (used in) provided by financing activities	(10,890)	34,199

Net increase in cash and cash equivalents	7,680	3,877
Cash and cash equivalents at beginning of period	89,463	19,018

Cash and cash equivalents at end of period	$97,143	$22,895

Supplemental Disclosure of Cash Flow Information

Interest paid	$7,062	$7,271

Taxes paid	$80	$190

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on Common Shares	$3,933	$—

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Winthrop Realty Trust is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 15, 2005 (the “Declaration of Trust”). The Trust’s principal business activity is the direct and indirect ownership and management of, and lending to, real estate and related investments. The Trust is a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Trust conducts its business through WRT Realty L.P., a Delaware limited partnership (the “Operating Partnership”). The Trust is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interests in the Operating Partnership. All references to the “Trust” refer to Winthrop Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements, the notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated financial statements represent the consolidated results of Winthrop Realty Trust, its wholly-owned taxable REIT subsidiary WRT TRS Management Corp., the Operating Partnership, wholly-owned subsidiaries and certain partially-owned entities in which the Operating Partnership owns either (i) a controlling interest or (ii) is the primary beneficiary. All significant intercompany amounts have been eliminated. The Trust accounts for its investments in companies in which it has the ability to significantly influence, but does not have a controlling interest, by using the equity method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with maturities of three months or less. The Trust has previously reported interest income earned on cash and cash equivalents as revenue. This presentation has been corrected in this filing to include interest earned on cash and cash equivalents as other income.

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

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

	Three Months Ended March 31,

	2007	2006

Basic
Income from continuing operations	$8,650	$10,139
Income from discontinued operations	51	24
Allocation of undistributed earnings to Series B-1
Preferred Shares	(988)	(2,688)

Net income applicable to Common Shares	$7,713	$7,475

Basic weighted-average Common Shares	65,518	38,458

Income from continuing operations	$0.12	$0.19
Income from discontinued operations	—	—

Net income per Common Share - Basic	$0.12	$0.19

Diluted
Income from continuing operations	$8,650	$10,139
Interest expense - Series B-1	1,831	1,624

Income from continuing operations	10,481	11,763
Income from discontinued operations	51	24

Net income applicable to Common Shares	$10,532	$11,787

Basic weighted-average Common Shares	65,518	38,458
Convertible Preferred Shares	22,167	24,182
Stock options	67	59

Diluted weighted-average Common Shares	87,752	62,699

Income from continuing operations	$0.12	$0.19
Income from discontinued operations	—	—

Net income per Common Share - Diluted	$0.12	$0.19

The Trust’s Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series A Shares”), which were redeemed for the Trust’s Common Shares of Beneficial Interest (“Common Shares”) on February 7, 2006, were dilutive for the three months ended March 31, 2006 and the Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Shares”) were dilutive for the three months ended March 31, 2007 and 2006.

The Trust had previously reported net income per common share-basic of $0.26 for the three months ended March 31, 2006. This computation has been corrected in this filing to apply the provisions of EITF 03-06 “Participating Securities and the Two Class Method under FASB Statement No. 128 Earnings Per Share”.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities (“FIN 46R”) requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. The primary beneficiary is the party that incurs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. As of March 31, 2007, the Trust has identified each of (i) the loan acquired by WRT Marc RC LLC (the “River City Loan”) (see Note 5) and (ii) its interest in WRT-Vision Holding LLC (“Vision Holding”) (see Note 3) to be a variable interest in a VIE. However, the Trust has determined that it is not the primary beneficiary of the underlying borrowing entity of the River City Loan and therefore accounts for this investment as a loan receivable. The Trust’s maximum exposure to loss related to this VIE is limited to the amount of its investment.

The Trust has determined that it is the primary beneficiary of Vision Holding and consolidates this investment.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Trust adopted this standard effective on January 1, 2007 and it resulted in a $1,916,000 increase to Shareholders' Equity which has been classified as a cumulative effect of a change in accounting principle. Such adjustment resulted from management’s assessment that a liability previously established for an uncertain tax position pursuant to FAS 5 “Accounting for Contingencies” was no longer required. In accordance with the provision of FIN 48, the Trust deemed it more likely than not that the relevant tax position would be sustained. As of March 31, 2007, the Trust has no liability established for uncertain tax positions.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that (i) market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique; (ii) market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset; and (iii) a fair value measurement for a liability reflects its nonperformance risk. The Trust is currently evaluating the impact that the adoption of SFAS No.157 will have on the Trust’s consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option Financial Assets and Financial Liabilities. This Statement provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for this Statement is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. The Statement also allows an entity to early adopt the Statement as of the beginning of an entity’s fiscal year that begins after the issuance of this Statement, provided that the entity also adopts the requirement of SFAS No.157. The Trust is currently evaluating the impact adoption of SFAS No.159 will have on the consolidated financial statements of the Trust.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions, Dispositions and Financings

Acquisitions

On March 29, 2007, the Trust acquired in a joint venture with an affiliate of Vision Property Services, LLC (“Vision”) a multi-family apartment complex containing 230 units located in Kansas City, Kansas (“Creekwood Apartments”) for a gross purchase price of $6,793,000. At the time of acquisition, the Trust made an initial contribution of $867,000 to the joint venture in exchange for a 90% interest in the joint venture. In April 2007, the Trust contributed an additional $247,000 to the joint venture for its proportionate share of reserves.

On December 28, 2006, the Trust made available to Vision a $1,000,000 revolving credit facility to help facilitate the acquisition of additional multi-family properties. During the three months ended March 31, 2007, Vision borrowed approximately $67,000 under this facility, $50,000 of which was utilized by Vision to fund their initial contribution to Vision Holding and has been classified as a reduction in minority interest.

Loan Satisfaction/Dispositions

On February 14, 2007, the property located at 427 South LaSalle, Chicago, Illinois which collateralized a 7.65% convertible mezzanine loan on one of its properties in its Chicago area portfolio, (the “Marc Realty portfolio”) and in which the Trust held a preferred interest was sold to an unaffiliated third party. The Trust received $10,339,000, exclusive of interest, on its original investment of $5,506,000.

Financings

On March 9, 2007, WRT-1050 Corporetum Property, LLC, a joint venture in which the Trust holds a 60% interest and the Trust’s joint venture partner in the Marc Realty portfolio (“Marc Realty”) holds a 40% interest, obtained a $5,600,000 loan from an unaffiliated third party lender. The loan is collateralized by WRT-1050 Corporetum’s property located at 1050 Warrenville Road, Lisle, Illinois, and bears interest at 5.55%. The loan requires monthly payments of interest only for the first five years of the loan term, and thereafter monthly payments of principal and interest of $31,972 throughout the remainder of the term. The loan is scheduled to mature on March 9, 2017, at which time the outstanding principal balance is expected to be approximately $5,189,000.

4.	Mortgage-Backed Securities Pledged Under Repurchase Agreements

At March 31, 2007 and December 31, 2006, all of the Trust’s mortgage-backed securities which consisted of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) whole pool certificates were classified as available-for-sale and, as such, were carried at their estimated fair value based on prices obtained from a third party.

The following table presents the amortized cost and fair value of the Trust’s mortgage-backed securities at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006

Cost	$107,256	$115,726
Unrealized loss	(384)	(987)
Interest payment receivable	434	463
Unamortized premium	559	608

Carrying value/estimated fair value	$107,865	$115,810

The unrealized losses are a result of changes in interest rates and principal prepayments subsequent to the acquisition of the securities. All the securities are performing according to their terms. Although not rated, whole pool agency mortgage-backed securities carry an implied AAA rating and are guaranteed as to principal and interest

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Mortgage-Backed Securities Pledged Under Repurchase Agreements (Continued)

by Fannie Mae and Freddie Mac. Furthermore, the Trust intends to hold these securities at least until such time as the Trust has recovered its investments. Accordingly, although the period of continuous unrealized loss position is more than twelve months, the Trust has determined that these impairments are temporary.

The mortgage-backed securities bear interest at a weighted average interest rate of 4.752% based on balances outstanding at March 31, 2007. The mortgage-backed securities have a weighted average life of 30.68 years.

5.	Loans Receivable

On March 29, 2006, the Trust through two consolidated joint ventures, in which the Trust holds a 60% interest and Marc Realty owns the remaining 40% interest, acquired (i) a loan with a principal balance of $11,750,000 which is collateralized by a first leasehold mortgage on approximately 241,000 square feet of commercial space and an indoor parking garage with 133 spaces located at 800 South Wells, Chicago, Illinois and commonly referred to as River City (the “Commercial Loan”), and (ii) a loan with a principal balance of $5,915,000 which is collateralized by a first priority mortgage on both the land underlying the River City property and the unsold residential condominium units at the River City property (the “Land Loan”). The Commercial Loan was in default at the time of acquisition and WRT-Marc RC, the entity that acquired the Commercial Loan, commenced foreclosure proceedings on the Commercial Loan. The holder of the junior loan on the property securing the Commercial Loan has filed in the name of the debtor for protection under Chapter 11 of the United States Bankruptcy Act. Accordingly, the foreclosure proceedings have been stayed. The Trust expects that it will either receive full payment on account of the Commercial Loan or that the stay will be lifted and the foreclosure proceeding permitted to proceed.

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

The following table summarizes the Trust’s loans receivable at March 31, 2007 and December 31, 2006 (in thousands):

				Carrying Amount
Property/Collateral	Location	Interest Rate	Maturity	March 31, 2007	December 31, 2006
Toy Building (1)	New York, NY	LIBOR plus 5.6% (10.93%)	April 2008	$59,815	$59,816
River City - Commercial (2)	Chicago, IL	9.75%	February 2006	12,086	12,082

River City - Land (2)	Chicago, IL	10%	December 2007	4,219	4,117

Various (3) (4)	Chicago, IL	8.5%	(3)	4,146	4,148

Vision Property Services	Partnership Interests	15%	December 2011	1,284	1,252

Vision Line of Credit (5)	Partnership Interests	12%	December 2011	17	—

				$81,567	$81,415

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable (Continued)

The carrying amount includes accrued interest of $969,000 and $834,000 at March 31, 2007 and December 31, 2006, respectively. All the loans, except River City - Commercial which was in default at the time of acquisition, are performing according to their terms. The Trust believes that the full amount of the non-performing River City - Commercial loan is recoverable and accordingly, no impairment has been recorded.

(1)	Collateralized by the ownership interests in the property owner. The Trust owns a one-third managing membership interest in a joint venture which owns a 99% participating interest in the loan. The joint venture is consolidated with the Trust’s financial statements. The borrower has publicly announced that it expects the property to be sold in the near future.

(2)	Collateralized by a first mortgage.

(3)	Tenant improvement and capital expenditure loans with respect to certain of the properties in the Marc Realty portfolio which mature from July 2012 to November 2013.

(4)	Collateralized by a subordinate mortgage or the ownership interests in the property owner.

(5)	The borrower has drawn an additional $50,000 on the line which was utilized to fund their initial contribution for the Creekwood Apartments acquisition. This loan has been eliminated in consolidation.

Activity related to mortgage loans receivable is as follows (in thousands):

	2007	2006

Balance at January 1	$81,415	$67,504
Purchases and advances made	17	19,088
Interest (received) accrued, net	135	(468)
Repayments	—	(3,513)

Balance at March 31	$81,567	$82,611

6.	Available for Sale Securities

During the three months ended March 31, 2007, the Trust sold Winn-Dixie Stores, Inc. securities for an aggregate price of approximately $1,321,000 resulting in a gain of approximately $213,000 exclusive of dividends received.

The following is a summary of Available for Sale Securities at March 31, 2007 (in thousands):

Name	Date Purchased	Cost at March 31, 2007	Unrealized Gain (Loss) at March 31, 2007	Balance at March 31, 2007

America First Apartment
Investors, Inc.	Various	$10,093	$6,037	$16,130
Lexington Realty Trust	12/31/06	78,247	(4,292)	73,955
Other real estate securities	12/6/06	1,264	(34)	1,230

		$89,604	$1,711	$91,315

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Available for Sale Securities (Continued)

The unrealized loss on the Lexington Realty Trust securities is the result of a decrease in the trading price of the stock since the acquisition of the securities. The Trust intends to hold these securities at least until such time as the Trust has recovered its investment. Accordingly, the Trust has determined that this impairment is temporary.

7.	Preferred Equity Investment

At March 31, 2007, the Trust’s Marc Realty portfolio consisted of two participating second mortgage loans and 20 convertible mezzanine loans, together with an equity investment in each mezzanine borrower, in the aggregate amount of approximately $66,139,000. Each loan is collateralized by the applicable borrower’s ownership interest in a limited liability company (each a “Property Owner”) that in turn owns an office building or complex primarily in the Chicago business district or suburban area. Each borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the borrower holds a 75% interest in the Property Owner. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only.

In connection with the equity interest acquired in each of the borrowers, the Trust is entitled to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts in excess of that required to fully satisfy all of the debt encumbering that property, including the respective loan and a return to the borrower of its deemed equity (the agreed value of the applicable property less all debt encumbering that property including the loan made by us) plus a 7.65% return thereon.

The Trust has agreed to advance approximately $8,540,000 to cover the costs of tenant improvements and capital expenditures at each of the remaining 22 properties. At March 31, 2007, the Trust had advanced $4,116,000.

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of March 31, 2007	As of December 31, 2006

Condensed Balance Sheet Information
Investment in real estate, net	$143,820	$147,166
Prepaid expenses and deposits in escrow	29,683	15,569
Cash and cash equivalents	1,434	2,451
Receivables and other assets	18,293	27,568

Total Assets	$193,230	$192,754

Nonrecourse mortgage debt	$241,966	$259,547
Other liabilities	20,518	23,039

Total Liabilities	262,484	282,586

Partners’ Capital Deficit	(69,254)	(89,832)

Total Liabilities and Partners’
Capital Deficit	$193,230	$192,754

On the Trust’s Consolidated Balance Sheet:
Preferred equity investment (1)	$67,594	$73,127

(1)	Includes capitalized acquisition costs of $988 and $1,073 at March 31, 2007 and December 31, 2006.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Equity Investment (Continued)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Condensed Statements of Operations Information
Revenue	$15,715	$17,124
Operating expenses	(7,624)	(7,134)
Interest expense	(4,204)	(4,558)
Real estate taxes	(2,879)	(2,787)
Depreciation and amortization	(3,396)	(2,311)
Other expenses	(697)	(1,301)
Gain on sale of property	26,628	—

Net income (loss)	$23,543	$(967)

On the Trust’s Consolidated Statement of
Operations and Comprehensive Income:
Earnings from preferred equity investment	$6,150	$1,479

8.	Equity Investments

The Trust’s equity investments at March 31, 2007 are summarized as follows (in thousands):

	Concord Debt Holdings, LLC	Sealy Northwest Atlanta, LP	Total

Equity investments at December 31, 2006	92,682	5,419	98,101

Investments	7,000	—	7,000
Return of capital on equity investments	(10,000)	—	(10,000)
Equity in earnings (loss)	1,758	(166)	1,592

Equity investments, March 31, 2007	$91,440	$5,253	$96,693

Concord Debt Holdings, LLC

On March 31, 2006, the Trust entered into a joint venture with The Newkirk Master Limited Partnership (the “MLP”) to acquire and originate loans collateralized, directly and indirectly, by real estate assets through Concord Debt Holdings LLC (f/k/a 111 Debt Holdings LLC) (“Concord”). The joint venture is owned equally by the MLP, which is now an operating partnership of Lexington Realty Trust, an entity in which the Trust’s Chairman and Chief Executive Officer is the Executive Chairman, and the Trust. The Trust and the MLP have committed to invest up to $100,000,000 each in the joint venture. In addition, the joint venture has entered into a $300,000,000 repurchase agreement with Column Financial Inc., a subsidiary of Credit Suisse First Boston, pursuant to which the joint venture leverages the assets held in the joint venture. In May 2006, the joint venture entered into a second repurchase agreement with Bear Stearns International Ltd. providing for an additional $200,000,000 in leverage. At March 31, 2007, the Trust had contributed $88,342,000 to Concord.

On December 21, 2006, Concord consummated the formation of its first collateralized debt obligation (“CDO”), Concord Real Estate CDO 2006-1, Ltd. (“CDO-1“) which issued an aggregate of approximately $377,000,000 of investment grade debt. Concord retained an equity and debt interest in the portfolio with a notional amount of $88,000,000.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Equity Investments (Continued)

Concord Debt Holdings, LLC (Continued)

Summary financial information of Concord is as follows (in thousands):

	As of March 31, 2007	As of December 31, 2006

Condensed Balance Sheet
Cash and restricted cash	$72,917	$148,261
Investment in debt securities	682,052	450,870
Other assets	11,340	10,744

Total assets	$766,309	$609,875

Accounts payable and other liabilities	9,215	2,347
Collateralized debt obligations	376,650	376,650
Repurchase agreements	196,931	43,893
Members’ equity	183,513	186,985

Total liabilities and members’ equity	$766,309	$609,875

On the Trust’s Consolidated Balance Sheet:
Equity investment in joint venture	$91,440	$92,682

For the Three Months Ended March 31, 2007 (1)

Condensed Statement of Operations
Interest income	$11,154
Interest expense	(6,669)
General and administrative	(970)

Net income	$3,515

On the Trust’s Consolidated Statement of Operations and
Comprehensive Income
Equity in earnings of equity investment	$1,758

(1)	Commenced operations March 31, 2006.

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Equity Investments (Continued)

Sealy Northwest Atlanta, L.P. (Continued)

Summary financial information of Sealy is as follows (in thousands):

As of March 31, 2007

Condensed Balance Sheet
Cash and restricted cash	$2,470
Land, building and improvements, net	34,679
Other assets	1,109

Total assets	$38,258

Accounts payable and other liabilities	$753
Mortgage loan payable	28,750
Partners’ capital	8,755

Total liabilities and partners’ capital	$38,258

On the Trust’s Consolidated Balance Sheet:
Equity investment in joint venture	$5,253

For the Three Months Ended March 31, 2007

Condensed Statement of Operations
Rental income	$919
Operating expense	(261)
Real estate tax expense	(77)
Depreciation and amortization	(448)
Interest expense	(410)

Net loss	$(277)

On the Trust’s Consolidated Statement of Operations and
Comprehensive Income
Equity in loss of equity investment	$(166)

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Repurchase Agreements

Information pertaining to the repurchase agreements as of March 31, 2007 and December 31, 2006 is as follows (dollars in thousands):

	March 31, 2007		December 31, 2006
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
Repurchase agreement with Bear Stearns & Co., Inc. as counter-party, expiration April 25, 2007, renewable monthly, interest is variable based on one-month LIBOR minus 3 basis points	$68,084	$70,406	$72,545	$75,029
Repurchase agreement with Bear Stearns & Co., Inc. as counter-party, expiration April 25, 2007, renewable monthly, interest is variable based on one-month LIBOR minus 3 basis points	13,924	14,395	16,296	16,893
Repurchase agreement with Bear Stearns & Co., Inc. as counter-party, expiration April 25, 2007, renewable monthly, interest is variable based on one-month LIBOR minus 3 basis points	22,226	23,064	23,070	23,888

	$104,234	$107,865	$111,911	$115,810

As of March 31, 2007 and December 31, 2006, the borrowing rate on the Trust’s repurchase agreements was LIBOR minus 3 basis points (5.30% and 5.33%, respectively) and is renewable monthly. Subsequent to March 31, 2007, each repurchase agreement was renewed through May 25, 2007.

Cumulatively through March 31, 2007, the Trust paid down $2,625,000 on its repurchase agreements in connection with margin calls.

10.	Debt

The Trust’s debt is summarized as follows (in thousands):

	Maturity	Spread Over LIBOR/ Prime	Interest Rate as of March 31, 2007	Balance as of March 31, 2007	Balance as of December 31, 2006
Mortgage Loans Payable: Fixed Interest Rate:

Amherst, NY	October 2013	—	5.65%	17,534	17,622
Indianapolis, IN	April 2015	—	5.82%	4,492	4,508
Houston, TX	April 2016	—	6.66%	71,691	72,270
Andover, MA	February 2011	—	6.60%	6,583	6,610
S. Burlington, VT	February 2011	—	6.60%	2,821	2,833
Chicago, IL	March 2016	—	5.75%	21,600	21,600
Lisle, IL	June 2016	—	6.26%	24,600	24,600
Lisle, IL	March 2017	—	5.55%	5,600	—

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt (Continued)

Variable Interest Rate:

Various	June 2009	LIBOR + 1.75%	(1)	69,243	69,549

Chicago, IL	March 2007	Prime + 0.50%	8.75%	9,500	9,500
Chicago, IL	March 2007	Prime + 0.50%	8.75%	3,676	3,676

Total Mortgage Debt				$237,340	$232,768

Loans Payable:

Collateralized by joint venture participation in the Toy Building Loan	April 2008	LIBOR + 3.00	8.33%	$30,000	$30,000
Miscellaneous	February 2007	—	7.50%	—	4

				$30,000	$30,004
Revolving Line of Credit:

$70 Million Revolving Line of Credit	December 2008	LIBOR + 2.25%	—	$—	$—

(1)	As a result of the Trust entering into an interest rate swap agreement in the notional amount of $40,000,000, the Trust has effectively converted the interest rate from a floating rate to a fixed rate of 5.80% through November, 2007. The remaining principal amount of $29,243,000 remains variable at LIBOR plus 1.75% (which equated to 7.125% at March 31, 2007).

11.	Revolving Line of Credit

The Trust has a revolving line of credit with KeyBank National Association (“KeyBank”) pursuant to which the Trust can borrow on a revolving basis up to $70,000,000, subject to increase up to $100,000,000. The revolving credit line matures December 16, 2008 with the option on the part of the Trust to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on the Trust’s leverage ratio and range from LIBOR plus 1.5% to LIBOR plus 2.25%. In addition, to the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 1.35%. The Trust is required to pay a 15 or 25 basis point fee on the unused portion of the line. The rate is dependent upon the outstanding balance borrowed on the line.

The revolving credit line requires monthly payments of interest only. To the extent that the amounts outstanding under the revolving credit line are in excess of the borrowing base (as calculated), the Trust is required to make a principal payment to the extent of such excess. The Trust may prepay from time to time without premium or penalty and reborrow amounts prepaid under the credit line. The revolving credit line is collateralized by substantially all of the Trust’s assets.

The revolving line of credit requires the Trust to maintain a (i) minimum consolidated debt service coverage ratio, (ii) maximum leverage ratio, (iii) liquid assets of $10,000,000, and (iv) a minimum net worth. The Trust is in compliance with these requirements at March 31, 2007.

At March 31, 2007 and December 31, 2006, there were no amounts outstanding under the credit line.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	Hedge Instruments

The table below presents information about the Trust’s interest rate swaps at March 31, 2007 (dollars in thousands):

Active Period Through	Swap Rate	Notional Amount of Hedged Liability	Cost of Hedge	Estimated Fair Value/ Carrying Value	Gross Unrealized Loss For the Three Months Ended March 31, 2007

November 2007	5.80%	$40,000	$—	$782	$(213)

January 2008	4.045%	$68,084	$—	$486	$(187)
					(400)

No hedge ineffectiveness as defined by FAS No. 133 on cash flow hedges was recognized for the three months ended March 31, 2007.

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

14.	Common Shares of Beneficial Interest

The Trust issued (i) approximately 5,220,000 Common Shares on April 27, 2006 for a per share purchase price of $5.25 pursuant to a rights offering to existing holders, (ii) approximately 126,000 Common Shares on October 16, 2006 for a gross sales price of $805,000 (approximately $6.39 per share) pursuant to its Dividend Reinvestment Plan, (iii) 19,550,000 Common Shares on November 3, 2006 pursuant to an underwritten public offering at $6.00 per share ($5.70 after underwriters discount), and (iv) approximately 178,000 Common Shares on January 16, 2007 for a gross sales price of $1,200,000 (approximately $6.73 per share) pursuant to its Dividend Reinvestment Plan.

15.	Discontinued Operations

The City of St. Louis has commenced a condemnation proceeding with respect to the Trust’s property in St. Louis, Missouri. The property, which is currently vacant, is leased to The Kroger Company pursuant to a net lease with a term scheduled to expire October 31, 2010 and annual rent of $233,000. The City is seeking to take the property as part of an area-wide redevelopment program. Pursuant to the terms of the lease, the tenant is required to make a revocable offer to purchase the property at a scheduled price at such time, if at all, as a condemnation occurs. The scheduled price, which decreases over time, is in excess of the existing principal balance due on the loan collateralized by the property. The Trust believes the City will be successful in its efforts to take the property and classified the property as discontinued operations during the fourth quarter of 2006. It is presently expected that the condemnation will occur during 2007.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	Discontinued Operations (Continued)

The Trust classifies as discontinued operations in its Consolidated Statement of Operations and Comprehensive Income the income and expenses for the St. Louis, Missouri property. In addition, the Trust classifies the assets and liabilities related to such property as Assets of Discontinued Operations and Liabilities of Discontinued Operations on its Consolidated Balance Sheets.

At March 31, 2007 and December 31, 2006, assets of discontinued operations consist of the St. Louis, Missouri property.

Liabilities of discontinued operations at March 31, 2007 and December 31, 2006 consist of $828,000 of accounts payable and accrued expenses.

The combined results related to discontinued operations for the three months ended March 31, 2007 and March 31, 2006 are as follows (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Total revenue	$59	$54
Total expenses	(8)	(30)
Income from discontinued operations	$51	$24

16.	Related-Party Transactions

The affairs of the Trust and its subsidiaries are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors, which agreement was entered into in connection with the acquisition by FUR Investors LLC of its interest in the Trust and the other transactions entered into in connection therewith. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. FUR Advisors is entitled to receive a base management fee and an incentive fee. In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees at commercially reasonable rates as determined by the independent trustees.

The following table sets forth the fees and reimbursements paid by the Trust for the three months ended March 31, 2007 and 2006 to FUR Advisors and Winthrop Management L.P. (in thousands):

	Three Months Ended March 31,
	2007		2006
Asset Management (1)	$1,166	(3)	$776
Property Management (2)	62		12

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	Related-Party Transactions (Continued)

(1)	Payable to FUR Advisors.
(2)	Payable to Winthrop Management L.P.
(3)	Before credit of $58 discussed below.

In connection with the Newkirk/Lexington merger, the Trust received a $4,400,000 credit to be utilized on a go forward basis in offsetting the quarterly advisory fees payable under the Advisory Agreement or in cash if the credit is not fully utilized after eight fiscal quarters. The Trust utilized $1,108,000 of this amount to offset the base management fee payable for the quarter ended March 31, 2007. As of March 31, 2007, the Trust has a credit remaining of $2,132,000 to offset future base management fees.

During the quarter ended March 31, 2007, WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors, and the entity retained to provide accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including Concord Real Estate CDO 2006-1, Ltd. received fees totaling $737,000 in accordance with the terms of the agreement with WRP Sub-Management. Of this amount, $116,000 was paid to Winthrop Realty Partners, L.P. to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord (the “Affiliate Amount”). Because the Trust pays an advisory fee to FUR Advisors, the Trust is entitled to receive a credit against the base management fee payable to FUR Advisors equal to 50% of the Affiliate Amount. For the quarter ended March 31, 2007, the Trust received and utilized a credit of $58,000 against the base management fee.

17.	Business Segments

Statement of Financial Accounting Standard No. 131 (“SFAS No. 131”) establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

The Trust has determined that it has three reportable operating segments: Operating Properties, Loans, and Real Estate Securities. The reportable segments were determined based on the Trust’s method of internal reporting.

The Operating Properties segment includes all of the Trust’s wholly and partially owned operating properties.

The Loans segment includes all of the Trust’s activities related to senior and mezzanine real estate debt.

The Real Estate Securities segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies.

The accounting policies of the segments are the same as those described in Note 2.

The following tables present a summary of revenues from Operating Properties, Loans and Real Estate Securities and expenses incurred by each segment for the three months ended March 31, 2007 and March 31, 2006. The Trust defines net operating income for each segment presented as the segment’s revenue and other income less operating expenses. The Trust includes in Corporate Income (Expense) interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Business Segments (in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2007	2006

Operating Properties
Rents and reimbursements	$9,547	$8,554
Gain on extinguishment of debt	—	151
Less - operating expenses	(1,163)	(834)
Less - real estate taxes	(420)	(278)
Equity in loss of Sealy Northwest Atlanta, L.P.	(166)	—

Net operating income	7,798	7,593

Loans
Interest	3,210	3,056
Equity earnings in preferred equity investment	6,150	1,479
Equity in earnings of Concord Debt Holdings, LLC	1,758	—

Net operating income	11,118	4,535

Real Estate Securities
Dividends	1,313	188
Gain on sale of real estate securities	243	7,319
Assignment of exclusivity agreement - net lease assets	—	833
Equity in earnings of Newkirk Realty Trust	—	1,602

Net operating income	1,556	9,942

Net Operating Income	20,472	22,070

Less - Depreciation and Amortization	2,618	2,537

Less - Interest Expense
Operating Properties	3,529	3,396
Loans	2,176	1,902

Corporate Income (Expense)
Interest income	1,103	229
Interest expense	(1,942)	(2,170)
General and administrative	(1,807)	(1,519)
State and local taxes	(240)	(4)
Income from continuing operations before
minority interest	9,263	10,771
Minority interest	(613)	(632)

Income from continuing operations	8,650	10,139

Income from discontinued operations	51	24

Net income	$8,701	$10,163

Capital Expenditures
Operating properties	$709	$335

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. Business Segments (Continued)

	March 31,	December 31,
	2007	2006

Identifiable Assets
Operating Properties	$282,960	$271,991
Loans	348,466	363,089
Real Estate Securities	92,842	104,392
Cash and Cash Equivalents	97,143	89,463
Other	24,750	22,685

Total Assets	$846,161	$851,620

Revenue
Operating Properties	$9,547	$8,554
Loans	3,210	3,056
Real Estate Securities	1,313	188

Total Revenue	$14,070	$11,798

18. Subsequent Event

On April 17, 2007, the Trust acquired, through a joint venture with Sealy & Company Inc., 13 light distribution and service center properties in Nashville, Tennessee. The purchase price for the properties was $87,200,000, $74,000,000 of which was financed through a first mortgage loan. The Trust contributed $9,307,000 for a 50% ownership in the joint venture.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 under “Forward Looking Statements” and “Item 1A. Risk Factors.” For these statements, the Trust claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Trust’s consolidated financial statements for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in the report.

Overview

We are a real estate investment trust (“REIT”) engaged in the business of owning real property and real estate related assets. We operate in three strategic business segments: (i) Operating Properties, (ii) Loans and (iii) Real Estate Securities. We may make investments in each of these segments through direct ownership and joint ventures as well as through entering into specific strategic alliances with regional or specialized real estate professionals with extensive experience in a particular market or asset type, and expect to enter into strategic co-investment joint ventures managed by us with institutional and high net worth investors to enhance our total return through acquisition, asset management and other fees and a promoted economic interest.

Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing. We measure our success in meeting this objective by a number of factors, including increases in diluted per share net income, cash returns generated by our investments, increases in shareholder equity and total return to our shareholders. During the three months ended March 31, 2007 and 2006 our operating results were as follows:

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Net income	$8,701,000	$10,163,000

Net income per Common Share, basic	$0.12	$0.19

Net income per Common Share, diluted	$0.12	$0.19

Net cash flow provided by operating activities	$9,657,000	$6,956,000

At March 31, 2007 and December 31, 2006, total assets and total shareholders’ equity were as follows:

	March 31, 2007	December 31, 2006

Total assets	$846,161,000	$851,620,000

Total shareholders’ equity	$329,029,000	$323,586,000

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

We intend to fund these investments through one or more of the following: cash reserves, borrowings under our credit facility, property loans, issuance of debt and equity, and joint ventures with third parties. For the long-term, as investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities. Therefore, non-recurring items are an important part of our overall earnings which may result in lumpy earnings from quarter to quarter.

Accordingly, our Consolidated Statements of Operations and Comprehensive Income include both income from continuing operations and discontinued operations.

Our affairs are administered by FUR Advisors LLC (“FUR Advisors”), an entity controlled by and partially owned by our executive officers, pursuant to the terms of an advisory agreement under which FUR Advisors is entitled to receive a base management fee and an incentive fee. In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees at commercially reasonable rates as determined by the independent trustees. The incentive fee is only payable to the extent that holders of Common Shares receive aggregate distributions above a threshold amount. At March 31, 2007, the threshold amount was $346,738,000. If we were to liquidate or sell all or a substantial portion of our assets at March 31, 2007, based upon a per share price equal to the closing price on the last day of the quarter ($6.61 per share at March 30, 2007), the amount payable to FUR Advisors as incentive fee compensation would be approximately $46,612,000. Although the foregoing calculation of the incentive fee is based on the closing price of our Common Shares on the last day of the quarter, if the advisory agreement were terminated, the actual incentive fee payable would be based on an appraised value or the liquidation proceeds received for our assets.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

Since January 1, 2007, we have entered into the following transactions:

•	On February 14, 2007, the property located at 427 South LaSalle, Chicago, Illinois which collateralized a 7.65% convertible mezzanine loan in its Marc Realty portfolio and in which we held a participating interest was sold to an unaffiliated third party. We received $10,339,000, exclusive of interest, on our original investment of $5,506,000.
•	On March 29, 2007, we acquired in a joint venture with an affiliate of Vision Property Services, LLC (“Vision”) a multi-family apartment complex containing 230 units located in Kansas City, Kansas (“Creekwood Apartments”) for a gross purchase price of $6,793,000. At the time of acquisition, we made an initial contribution of $867,000 to the joint venture in exchange for a 90% interest in the joint venture. In April 2007, we contributed an additional $247,000 to the joint venture for our proportionate share of reserves.
•	On March 29, 2007, in connection with the acquisition of Creekwood Apartments, we made a bridge loan to the entity that acquired the property in the amount of $5,803,000 with an interest rate of 8.5% per annum and maturing on July 31, 2007. It is expected that the loan will be satisfied from the proceeds of a permanent first mortgage loan which is expected to close in the second quarter of 2007. For accounting purposes, this loan has been eliminated in consolidation.

Since January 1, 2007, Concord Debt Holdings LLC (“Concord”), a joint venture in which we hold a 50% interest, acquired $107,650,000 of first mortgage loans, a $60,700,000 B-Note, $65,630,000 of bonds and $14,500,000 of mezzanine loans. As of March 31, 2007, we had contributed a total of $88,342,000 to Concord.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes to those policies during 2007.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Trust adopted this standard effective January 1, 2007 and it resulted in a $1,916,000 increase to Shareholders' Equity which has been classified as a cumulative effect of a change in accounting principle. Such adjustment resulted from management’s assessment that a liability previously established for an uncertain tax position pursuant to FAS 5 “Accounting for Contingencies” was no longer required. In accordance with the provision of FIN 48, the Trust deemed it more likely than not that the relevant tax position would be sustained. As of March 31, 2007, the Trust has no liability established for uncertain tax positions.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that (i) market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique; (ii) market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset; and (iii) a fair value measurement for a liability reflects its nonperformance risk. The Trust is currently evaluating the impact that the adoption of SFAS No.157 will have on the Trust’s consolidated financial statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

In February 2007, the FASB issued SFAS No.159, The Fair Value Option Financial Assets and Financial Liabilities. This Statement provides a “Fair contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for this Statement is the beginning of each reporting entity’s first will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for this Statement is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. The Statement also allows an entity to early adopt the Statement as of the beginning of an entity’s fiscal year that begins after the issuance of this Statement, provided that the entity also adopts the requirement of SFAS No.157. The Trust is currently evaluating the impact adoption of SFAS No.159 will have on the consolidated financial statements of the Trust.

Results of Operations

As discussed earlier, one of the factors used to measure management’s performance is net operating income. The trust defines net operating income for each segment presented as the segment's revenue and other income less operating expenses. We report our operations by each of our three strategic business segments to provide a measure of our performance in these segments. In addition to our three business segments, we include in our Corporate Activities interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items. (See Business Segments - Note 17 to the financial statements in Item 1.)

Net Earnings

Net income decreased by $1,462,000 to $8,701,000 for the three months ended March 31, 2007 from $10,163,000 for the three months ended March 31, 2006. As described in greater detail below, the decrease was due primarily to a decrease in other income of $2,525,000 and an increase in expenses of $1,255,000. These were partially offset by an increase in revenues of $2,272,000.

Results of Operations - Three Months Ended March 31, 2007 Versus March 31, 2006

Operating Properties

Revenue and expenses increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 primarily as a result of our acquisition during the first quarter of 2006 of the two wholly-owned Lisle, Illinois properties. Additionally, revenue increased as a result of the releasing of our Jacksonville, Florida property subsequent to the first quarter of 2006 which had been vacated by Winn Dixie in November 2005 and is currently approximately 81% leased. The operating results from all our other properties remained relatively constant:

•	rental income increased by $993,000 to $9,547,000 for the three months ended March 31, 2007 from $8,554,000 for the three months ended March 31, 2006. This increase was primarily due to an increase of $720,000 at our Lisle, Illinois properties, which were acquired during the first quarter of 2006, and an increase of $304,000 at our Jacksonville, Florida property. The increase was partially offset by a decrease of $176,000 at our Orlando, Florida property due to a lease modification effective January 1, 2007;
•	operating expenses of our properties increased by $329,000 to $1,163,000 for the three months ended March 31, 2007 from $834,000 for the three months ended March 31, 2006. The increase was due primarily to $297,000 of additional expenses at our Lisle, Illinois properties and $63,000 at our Chicago, Illinois (Ontario) property. These increases were partially offset by a decrease in operating expenses of $16,000 at our Jacksonville, Florida property;
•	real estate tax expense increased by $142,000 to $420,000 primarily due to an increase of $100,000 at our Lisle, Illinois properties and an increase of $37,000 at our Ontario property;
•	interest expense related to our operating properties was $3,529,000 for the three months ended March 31, 2007 compared to $3,396,000 for the three months ended March 31, 2006 due primarily to borrowings obtained in 2006, the effects of which were partially offset by more favorable interest rates obtained by the refinancing in 2006 of certain mortgage debt;
•	gain on extinguishment of debt was $0 for the three months ended March 31, 2007 compared to $151,000 for the same period in 2006 due to the refinancing of certain first mortgage debt on more favorable terms;

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

•	depreciation and amortization expense relating to our operating properties increased by $81,000 to $2,618,000 for the three months ended March 31, 2007 compared to $2,537,000 for the three months ended March 31, 2006; and
•	equity in loss on our investment in Sealy Northwest Atlanta, L.P. was $166,000 for the three months ended March 31, 2007.

Loans

Revenue from our loans increased by $6,583,000 to $11,118,000 for the three months ended March 31, 2007 from $4,535,000 for the three months ended March 31, 2006. The changes in our loan revenues were the result of the following:

•	the Toy Building loan which generated increased interest income of $102,000 during the three months ended March 31, 2007;
•	increased interest income of $65,000 on our River City loans which were acquired during the first quarter of 2006;
•	interest income of $48,000 from our Vision loan which was initiated in December 2006;
•	earnings from preferred equity investment increased by $4,671,000 to $6,150,000 for the three months ended March 31, 2007. The increase was due to the sale in February 2007 of one of the properties in the Marc Realty portfolio which generated participation income of approximately $4,833,000. This increase was partially offset by a decrease in earnings as a result of having a lower investment balance in 2007;
•	equity investment in Concord generated $1,758,000 of equity income during the three months ended March 31, 2007; and
•	the increase was partially offset by a decrease in interest income of $36,000 related to the Ridgebrook loan and $68,000 related to the Wingate Inn loan, both of which were fully satisfied during 2006.

Interest expense related to our loan investments was $2,176,000 for the three months ended March 31, 2007 compared to $1,902,000 for the three months ended March 31, 2006. The increase was due primarily to higher interest expense of $259,000 resulting from the borrowings in March 2006 collateralized by our River City loans and an increase in interest expense of $52,000 related to the borrowings collateralized by our Toy Building loan.

Real Estate Securities

Income from our investments in real estate securities decreased by $8,386,000 to $1,556,000 for the three months ended March 31, 2007 from $9,942,000 for the three months ended March 31, 2006. This was due primarily to a decrease in gain on sale of real estate securities of $7,076,000 and a decrease in equity in earnings from our investment in Newkirk Realty Trust, Inc. (“Newkirk”) of $1,602,000. During 2006, our investment in Newkirk was accounted for using the equity method. However, as a result of Newkirk’s merger with Lexington Realty Trust (“Lexington”) on December 31, 2006, we began accounting for our investment in Lexington as an available for sale real estate security. Also, upon consummation of the merger, the shares held by us in Newkirk which were subject to forfeiture became fully vested resulting in a reduction in income of $833,000 for the three months ended March 31, 2007. These decreases were partially offset by an increase in dividend income of $1,125,000 primarily due to $1,089,000 of dividend income recognized on our investment in Lexington.

Corporate Activities

Interest income earned on our cash and cash equivalents during the three months ended March 31, 2007 was $1,103,000 compared to $229,000 for the same period during 2006. The increase was due primarily to a greater investment in cash and cash equivalents during the three months ended March 31, 2007.

Interest expense decreased by $228,000 to $1,942,000 for the three months ended March 31, 2007 from $2,170,000 for the three months ended March 31, 2006. The decrease was primarily related to a decrease of $293,000 in interest expense incurred on our revolving line of credit, which had no outstanding borrowings during the first three months of 2007.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

General and administrative expenses increased by $288,000 to $1,807,000 for the three months ended March 31, 2007 from $1,519,000 for the three months ended March 31, 2006. This was primarily due to increases in the base management fee of $333,000 as a result of the increase in our outstanding equity, partially offset by a decrease in professional fees of $49,000. All other general and administrative items remained relatively constant.

State Income Taxes

State income taxes of $240,000 for the three months ended March 31, 2007 resulted from our anticipating taxable income for state purposes after the dividends paid deduction and utilization of net operating loss carryfowards where applicable.

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

Our primary sources of funds for liquidity consist of:

•	cash and cash equivalents;
•	operating cash flow derived primarily from rental income received from our Operating Properties;
•	debt service received from Loans held;
•	dividends received from our ownership of Real Estate Securities; and
•	borrowings under our credit facility.

We had cash and cash equivalents of $97,143,000 at March 31, 2007. In addition, we had $70,000,000 available under our revolving line of credit with KeyBank with the ability to increase the line to $100,000,000. In the future, we may raise additional funds through other debt financings and equity offerings. In January 2007, we issued a total of approximately 178,000 Common Shares for a gross sales price of approximately $1,200,000 pursuant to our Dividend Reinvestment and Stock Purchase Plan.

At March 31, 2007, there was an effective registration statement under which we can offer an aggregate of approximately $228,983,000 of additional equity or debt securities. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. Although to date we have not issued limited partnership interests in a transaction, we believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including investments and the possible payment of dividends and distributions.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $7,680,000 during the three months ended March 31, 2007. The increase resulted from $9,657,000 of cash provided by operating activities and $8,913,000 of cash provided by our investing activities which were partially offset by $10,890,000 of cash used in our financing activities.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

Cash provided by operating activities of $9,657,000 was comprised of (i) net income of $8,701,000; (ii) net decrease due to adjustments for non-cash items of $545,000 and (iii) a net decrease due to changes in other operating assets and liabilities of $415,000. The adjustments for non-cash items were primarily comprised of increases due to (i) depreciation and amortization of $3,089,000; (ii) the effect of straight-lining of rental income of $271,000, (iii) minority interest expense of $613,000; and (iv) distributions in excess of earnings of preferred equity investment of $27,000. Decreases were due to (i) earnings in excess of distributions of equity investments of $1,592,000; (ii) net gains on sale of securities available for sale of $243,000; (iii) interest receivable on loans of $135,000; and (iv) change in restricted cash held in escrow of $662,000. (See our discussion of our results of operations above for additional details on our operations.)

The significant components of the cash we used for investing activities during the three months ended March 31, 2007 were as follows: (i) $7,000,000 for investment in our joint venture, Concord Debt Holdings; (ii) $8,530,000 for building acquisitions and capital improvements to our existing operating properties; and (iii) an increase in restricted cash held in escrow of $754,000.

Cash provided by investing activities consisted primarily of a $10,000,000 return of capital distribution, $8,499,000 of proceeds received from prepayment on our whole pool mortgage-backed securities available for sale and $1,351,000 of proceeds from the sale of real estate securities. The balance of the increase in cash from investing activities related to proceeds from preferred equity investments of $5,506,000.

During the three months ended March 31, 2007, we used cash primarily for financing activities as follows: (i) $7,844,000 of dividend payments on our Common Shares; (ii) $7,677,000 of repayment of borrowings under repurchase agreements; (iii) $1,028,000 of mortgage loan repayments; (iv) deferred costs of $184,000; and (v) $1,780,000 for distributions to minority interests.

Cash provided by financing activities was the result of $5,600,000 of mortgage loan proceeds, $1,200,000 of proceeds from our Dividend Reinvestment Plan, contributions from minority partners of $787,000 and a $40,000 decrease in restricted cash held in escrow.

Equity Investment in Joint Venture

As of March 31 2007, we had contributed $88,342,000 to Concord Debt Holdings, $7,000,000 of which was contributed during the three months ended March 31, 2007. We also received a return of capital distribution of $10,000,000 from the joint venture during the three months ended March 31, 2007.

Dividends

The following table sets forth information for dividends paid per share during the three months ended March 31, 2007 and 2006:

Class of Security	March 31, 2007	March 31, 2006

Common Shares (1)	$0.12	$0.11
Series A Preferred Shares (2)	—	$0.525
Series B-1 Preferred Shares (3) (4)	$0.44792	$0.40625

(1)	Dividends during the period ended March 31, 2007 consist of regular $.06 quarterly dividend and a $.06 special dividend. The dividend for the period ended March 31, 2006 consists of an $.11 special dividend.
(2)	Series A Preferred Shares were redeemed in February 2006.
(3)	Dividends during the period ended March 31, 2007 consist of regular $.40625 dividend and a $.04167 special dividend. The dividend for the period ended March 31, 2006 consists of regular $.40625 dividend.
(4)	For financial statement purposes, the Series B-1 Preferred Shares are classified as debt and the dividends are recorded as interest expense.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

Funds From Operations

The Trust has adopted the revised definition of Funds from Operations (“FFO”), adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Management considers FFO to be an appropriate measure of performance of a REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures. Management believes that in order to facilitate a clear understanding of the historical operating results of the Trust, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Trust because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

The Trust’s calculation of FFO may not be directly comparable to FFO reported by other REITs or similar real estate companies that have not adopted the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO is not a GAAP financial measure and should not be considered as an alternative to net income (loss), the most directly comparable financial measure of our performance calculated and presented in accordance with GAAP, as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

The following table presents a reconciliation of our net income to our funds from operations for the three months ended March 31, 2007 and March 31, 2006 (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Net income	$8,701	$10,163
Real estate depreciation	1,505	1,500
Amortization of capitalized leasing costs	1,055	1,140
Real estate depreciation and amortization of
unconsolidated interests	366	970
Less: Minority interest share of depreciation and
amortization	(706)	(732)

Funds from operations	10,921	13,041

Interest expense on Series B-1 Preferred Shares	1,831	1,622
Funds from operations applicable to Common Shares
plus assumed conversions	$12,752	$14,663

Basic weighted-average Common Shares	65,518	38,458
Convertible Preferred Shares	22,167	24,182
Stock options	67	59

Diluted weighted-average Common Shares	$87,752	$62,699

Funds from operations per share - diluted	$0.15	$0.23

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

Funds from operations includes funds from continuing operations of $12,693,000 and $14,625,000 for the three months ended March 31, 2007 and 2006, respectively, and funds from operations of discontinued operations of $59,000 and $38,000 for the three months ended March 31, 2007 and 2006, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on our cash flow and earnings. Among our liabilities are both fixed and variable rate debt. In an attempt to mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we entered into the following agreements: (i) an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at March 31, 2007 of $69,243,000, from a floating rate equal to LIBOR plus 4.5% to a fixed rate of 5.80% and (ii) an interest rate swap on our Repurchase Agreement, which bears interest at LIBOR minus 0.003%, effectively fixing our rate at 4.045% on that financing. The notional amount of the swap was $68,084,000 at March 31, 2007.

The fair value of our fixed rate debt approximates its carrying value at March 31, 2007, primarily as a result of the debt being issued in the past 12 months.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate loans at March 31, 2007 (in thousands).

	Change in LIBOR

	-3%	-2%	-1%	1%	2%	3%

Change in consolidated interest
expense	(3,266)	(2,177)	(1,089)	1,089	2,177	3,266
Pro-rata share of change in interest
expense of debt on
non-consolidated entities	(6,946)	(4,631)	(2,315)	2,315	4,631	6,946
Minority partners share	758	505	253	(253)	(505)	(758)

Proforma (increase) decrease in net
income	$(9,454)	$(6,303)	$(3,151)	$3,151	$6,303	$9,454

We believe that due to our significant investment in non-consolidated entities the presentation of our pro-rata share of a change in interest expense from non-consolidated entities (a non-GAAP financial measure) is important to fully understand our exposure to fluctuations in interest rates.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, our share of notes and mortgage loans receivable aggregating $278,100,000 as of March 31, 2007, which are based on variable rates partially mitigate our exposure to change in interest rates.

Market Value Risk

Our whole pool agency mortgage-backed securities are carried at their estimated fair value of $107,865,000 at March 31, 2007 with unrealized gains and losses excluded from earnings and reported in Other Comprehensive Income pursuant to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

Prepayment Risk

As we receive prepayments of principal on the whole pool agency mortgage-backed securities, premiums paid on such securities are amortized against interest income using the effective yield method through the expected maturity dates of the securities. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the securities. The amount subject to prepayment risk at March 31, 2007 was the unamortized premium of $559,000.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: May 11, 2007	By:	/s/ Michael L. Ashner

Michael L. Ashner
Chief Executive Officer

Date: May 11, 2007	By:	/s/ Thomas C. Staples

Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

EXHIBIT INDEX

Exhibit	Description	Page Number

1.1	Underwriting Agreement, dated October 30, 2006 among the Trust, WRT Realty, L.P., FUR Advisors LLC and Bear, Stearns & Co., Inc., as Representative of the several Underwriters named in Schedule I attached thereto
(v)

3.1	Amended and Restated Declaration of Trust as of December 15, 2005.	(o)

3.2	Bylaws of the Trust as restated on November 8, 2005.	(l)

3.3	Amendment to Bylaws adopted January 19, 2007	(t)

3.4	Amendment to Bylaws adopted February 27, 2007	(u)

4.1	Form of certificate for Shares of Beneficial Interest.	(b)

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust.	(a)

4.3	Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005.	(g)

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest.	(k)

10.1	1999 Trustee Share Option Plan.	(c)

10.2	1999 Long Term Incentive Performance Plan.	(c)

10.3	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002.	(d)

10.4	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003 (“Stock Purchase Agreement”), including Annex A thereto, being the list of Conditions to the Offer.	(e)

10.5	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust and FUR Advisors LLC.	(l)

10.6	Amendment No. 1 to Amended and Restated Advisory Agreement dated May 17, 2006, between the Trust and FUR Advisors.	(s)

10.7	Exclusivity Services Agreement between the Trust and Michael L. Ashner.	(e)

10.8	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005.	(l)

10.9	Covenant Agreement between the Trust and FUR Investors, LLC.	(e)

10.10	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger.
(f)

10.11	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger.	(s)

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

10.12	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association.	(f)

10.13	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association.	(f)

10.14	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

10.15	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

10.16	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P.	(h)

10.17	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation.	(i)

10.18	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(j)

10.19	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(k)

10.20	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(k)

10.21	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(k)

10.22	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”).	(l)

10.23	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado.	(l)

10.24	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(l)

10.25	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(l)

10.26	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(l)

10.27	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership.	(l)

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

10.28	Undertaking, dated November 7, 2005, by FUR Holdings LLC and FUR Advisors for the benefit of the Trust.	(l)

10.29	Participation and Servicing Agreement, dated December 8, 2005, between Arbor Realty Funding LLC and FT-Toy LLC.	(m)

10.30	Loan Agreement, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC.	(m)

10.31	Promissory Note, dated December 7, 2005, between the Arbor Realty Funding LLC and FT-Toy LLC	(m)

10.32	Pledge Agreement, dated December 7, 2005, from FT-Toy LLC to the Arbor Realty Funding LLC.	(m)

10.33	Guaranty from Winthrop Realty Trust in favor of the Arbor Realty Funding LLC.	(m)

10.34	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association.	(n)

10.35	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association.	(n)

10.36	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC.	(p)

10.37	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(p)

10.38	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC.	(q)

10.39	Voting Agreement between Winthrop Realty Trust and Lexington Corporate Properties Trust dated July 23, 2006.	(r)

10.40	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006.	(r)

16.	Letter from former Independent Accounting Firm	(x)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith

(a)	Incorporated by reference to the Trust’s 1998 Form 10-K
(b)	Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818
(c)	Incorporated by reference to the Trust’s 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(d)	Incorporated by reference to the Trust’s 2002 Form 10-K
(e)	Incorporated by reference to the Trust’s Form 8-K dated November 26, 2003
(f)	Incorporated by reference to the Trust’s Form 8-K dated November 18, 2004
(g)	Incorporated by reference to the Trust’s Form 8-K dated January 1, 2004
(h)	Incorporated by reference to the Trust’s Form 8-K dated March 18, 2005
(i)	Incorporated by reference to the Trust’s Form 8-K dated February 17, 2005

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2007

(j)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2005
(k)	Incorporated by reference to the Trust’s Form 8-K dated June 21, 2005
(l)	Incorporated by reference to the Trust’s Form 8-K dated November 10, 2005
(m)	Incorporated by reference to the Trust’s Form 8-K dated December 12, 2005
(n)	Incorporated by reference to the Trust’s Form 8-K dated December 21, 2005
(o)	Incorporated by reference to the Trust’s 2005 Form 10-K
(p)	Incorporated by reference to the Trust’s Form 8-K dated April 4, 2006
(q)	Incorporated by reference to the Trust’s Form 8-K dated May 30, 2006
(r)	Incorporated by reference to the Trust’s Form 8-K dated July 25, 2006
(s)	Incorporated by reference to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006
(t)	Incorporated by reference to the Trust’s Form 8-K dated January 16, 2007
(u)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2007
(v)	Incorporated by reference to the Trust’s Form 8-K dated November 2, 2006
(x)	Incorporated by reference to the Trust’s Form 8-K/A dated April 2, 2007.