Form 10-Q
period 2007-06-30
Winthrop Realty Trust
filed 2007-08-09
CIK 37008

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended: June 30, 2007
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

As of August 1, 2007 there were 65,810,569 Common Shares of Beneficial Interest outstanding.

Item 1. Financial Information

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2007

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS

Investments in real estate, at cost
Land	$20,141	$19,510
Buildings and improvements	233,948	227,891

	254,089	247,401
Less - Accumulated depreciation	(16,002)	(12,932)

Investments in real estate, net	238,087	234,469

Cash and cash equivalents	72,015	89,463
Restricted cash held in escrows	6,721	4,447
Mortgage-backed securities available for sale pledged
under repurchase agreements	96,081	115,810
Loans receivable, net of reserve of $1,266 and $0, respectively	18,552	81,415
Accounts receivable, net of reserve
of $0 and $1, respectively	10,277	12,412
Available for sale securities	76,842	95,148
Preferred equity investment	80,581	73,127
Equity investments	146,160	98,101
Lease intangibles, net	35,151	36,402
Deferred financing costs, net	6,135	6,354
Assets of discontinued operations	1,136	1,159
Other assets	2,718	3,313

TOTAL ASSETS	$790,456	$851,620

LIABILITIES

Mortgage loans payable	$239,232	$232,768
Repurchase agreements	92,042	111,911
Series B-1 Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference,
3,990,000 shares authorized and outstanding at June 30, 2007
and December 31, 2006	99,750	99,750
Loans payable	—	30,004
Accounts payable and accrued liabilities	7,439	10,306
Dividends payable	3,941	7,844
Below market lease intangibles, net	4,234	4,572
Liabilities of discontinued operations	828	828

TOTAL LIABILITIES	447,466	497,983

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	10,151	30,051

SHAREHOLDERS’ EQUITY

Common Shares of Beneficial Interest, $1 par, unlimited authorized,
65,682,993 and 65,369,734 outstanding at June 30, 2007 and
December 31, 2006, respectively	65,683	65,370
Additional paid-in capital	355,491	353,719
Accumulated other comprehensive income	(3,314)	5,037
Accumulated distributions in excess of net income	(85,021)	(100,540)

Total Shareholders’ Equity	332,839	323,586

TOTAL LIABILITIES, MINORITY INTEREST AND
SHAREHOLDERS’ EQUITY	$790,456	$851,620

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2006	2007	2006

Revenue
Rents and reimbursements	$11,285	$9,588	$20,832	$18,142
Interest and dividends	3,559	3,635	8,081	6,879

	14,844	13,223	28,913	25,021

Expenses
Property operating	1,176	988	2,339	1,822
Real estate taxes	447	301	867	579
Depreciation and amortization	3,257	2,865	5,875	5,402
Interest	7,384	7,983	15,031	15,451
Provision for loss on loan receivable	1,266	—	1,266	—
General and administrative	2,024	1,701	3,831	3,220
State and local taxes	231	216	471	220

	15,785	14,054	29,680	26,694

Other income and expense
Assignment of exclusivity agreement - net lease assets	—	834	—	1,667
Earnings from preferred equity investment	1,247	1,490	7,397	2,969
Equity in earnings of equity investments	2,171	2,449	3,763	4,051
Gain on sale of available for sale securities	9,739	187	9,982	7,506
Loss on early extinguishment of debt	(320)	(276)	(320)	(125)
Interest income	763	275	1,867	504

	13,600	4,959	22,689	16,572

Income from continuing operations before
minority interest	12,659	4,128	21,922	14,899

Minority interest	(71)	719	542	1,351

Income from continuing operations	12,730	3,409	21,380	13,548

Discontinued operations
Income from discontinued operations	46	32	97	56

Net income	$12,776	$3,441	$21,477	$13,604

Comprehensive income
Net income	$12,776	$3,441	$21,477	$13,604
Change in unrealized gain (loss) on available for sale
securities arising during the period	2,540	392	139	(3,747)
Change in unrealized loss on mortgage-backed securities
available for sale arising during the period	62	(373)	665	(372)
Change in unrealized gain on interest rate derivatives
arising during the period	157	436	(243)	1,142
Change in unrealized gain from equity investments	1,070	—	1,070	—
Less reclassification adjustment from gains
included in net income	(9,739)	—	(9,982)	—

Comprehensive income	$6,866	$3,896	$13,126	$10,627

Per Common Share data - Basic (1)
Income from continuing operations	$0.16	$0.08	$0.28	$0.27
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.16	$0.08	$0.28	$0.27

Per Common Share data - Diluted
Income from continuing operations	$0.16	$0.08	$0.28	$0.26
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.16	$0.08	$0.28	$0.26

Basic Weighted-Average Common Shares	65,661	43,858	65,590	41,173

Diluted Weighted-Average Common Shares	87,894	66,086	87,823	64,402

_______________________
(1) As restated for the six months ended June 30, 2006. See Note 17.

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2007

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands)

	Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income	Total
	Shares	Amount

Balance, December 31, 2006	65,370	$65,370	$353,719	$5,037	$(100,540)	$323,586

Net income	—	—	—	—	21,477	21,477
Dividends paid or accrued on Common Shares of
Beneficial Interest ($0.12 per share)	—	—	—	—	(7,874)	(7,874)
Change in unrealized gain on available for sale
securities, net of reclassification adjustment
for amounts included in net income	—	—	—	(9,843)	—	(9,843)
Change in unrealized loss on mortgage-backed
securities held for sale	—	—	—	665	—	665
Change in unrealized gain on interest rate
derivatives	—	—	—	(243)	—	(243)
Change in unrealized gain from
equity investments	—	—	—	1,070	—	1,070
Stock issued pursuant to dividend reinvestment
plan	313	313	1,772	—	—	2,085
Cumulative effect of a change in accounting
principle	—	—	—	—	1,916	1,916

Balance, June 30, 2007	65,683	$65,683	$355,491	$(3,314)	$(85,021)	$332,839

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2007

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,

	2007	2006

Cash flows from operating activities
Net income	$21,477	$13,604
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization (including amortization of deferred
financing costs)	3,997	3,731
Amortization of lease intangibles	2,802	2,624
Straight-lining of rental income	317	1,798
Earnings of preferred equity investment less than
(in excess of) distributions	75	(5)
Earnings in excess of distributions of equity investments	(3,763)	(1,121)
Restricted cash held in escrows	(851)	(13)
Minority interest	542	1,351
Gain on sale of available for sale securities	(9,982)	(7,506)
Loss from early extinguishment of debt	320	125
Provision for loss on loan receivable	1,266	—
Decrease in deferred income	—	(1,667)
Bad debt recovery	(1)	(16)
Interest receivable on loans	302	249
Net changes in other operating assets and liabilities	1,431	4,737

Net cash provided by operating activities	17,932	17,891

Cash flows from investing activities
Investments in real estate	(8,318)	(36,841)
Proceeds from repayments of mortgage-backed securities available for sale	20,277	16,680
Investment in equity investments	(9,568)	(32,852)
Investment in preferred equity investment	(17,669)	(1,484)
Return of equity on equity investments	10,000	—
Investment in limited liability company	(43,658)	(13,357)
Proceeds from preferred equity investment	10,155	561
Purchase of available for sale securities	(3,171)	(2,262)
Proceeds from sale of available for sale securities	21,169	25,260
Increase in restricted cash held in escrows	(1,248)	(7,195)
Issuance and acquisition of loans receivable	(2,986)	(19,819)
Collection of loans receivable	64,242	7,743

Net cash provided by (used in) investing activities	39,225	(63,566)

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2007

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued from previous page)

	For the Six Months Ended June 30,

	2007	2006

Cash flows from financing activities
Repayment of borrowings under repurchase agreements	$(19,869)	$(12,245)
Proceeds from mortgage loans payable	51,646	70,530
Restricted cash held in escrows	(175)	—
Principal payments of mortgage loans payable	(45,182)	(10,722)
Payments of loans payable	(30,004)	(11)
Proceeds from revolving line of credit	—	45,000
Payment of revolving line of credit	—	(61,000)
Deferred financing costs	(887)	(1,438)
Contribution by minority interests	879	3,193
Distribution to minority interests	(21,321)	(1,899)
Issuance of Common Shares	—	27,122
Dividends paid on Series A Preferred Shares	—	(516)
Dividends paid on Common Shares	(11,777)	(3,914)
Dividends paid on Common Shares	—
Reinvestment of dividend proceeds	2,085	—

Net cash (used in) provided by financing activities	(74,605)	54,100

Net (decrease) increase in cash and cash equivalents	(17,448)	8,425
Cash and cash equivalents at beginning of period	89,463	19,018

Cash and cash equivalents at end of period	$72,015	$27,443

Supplemental Disclosure of Cash Flow Information

Interest paid	$14,867	$14,689

Taxes paid	$280	$340

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on Common Shares	$3,941	$—

Capital expenditures accrued	$236	$—

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements, the notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with maturities of three months or less. Previously the Trust reported interest income earned on cash and cash equivalents as revenue. This presentation has been changed in this filing to include interest earned on cash and cash equivalents as other income.

Reclassifications

In Accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, due to the reporting of discontinued operations for assets classified as held for sale, certain prior year balances have been reclassified in order to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the values of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the amounts of revenue and expenses during the reporting period. The estimates that are particulary susceptible to change relate to management’s estimate of the impairment of real estate, loans and investments in joint ventures and whether there have been other-than-temporary impairments to the value of the Trust’s real estate securities for sale and mortgage-backed securities available for sale. In addition, estimates are used when accounting for the allowance for doubtful accounts. All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Loan Loss Provision

The Trust evaluates its loans for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Trust will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. When a loan is considered to be impaired, the Trust will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions. The Trust does not record interest income on impaird loans. Any cash receipts on impaired loans are recorded as a recovery. As of June 30, 2007, the Trust recorded a $1,266,000 provision for loan loss related to one of its loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic
Income from continuing operations	$12,730	$3,409	$21,380	$13,548
Income from discontinued operations	46	32	97	56
Allocation of undistributed earnings to
Series B-1 Preferred Shares	(2,012)	—	(3,001)	(2,464)

Net income applicable to Common Shares	$10,764	$3,441	$18,476	$11,140

Basic weighted-average Common Shares	65,661	43,858	65,590	41,173

Income from continuing operations	$0.16	$0.08	$0.28	$0.27
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income per Common Share - Basic	$0.16	$0.08	$0.28	$0.27

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Diluted
Income from continuing operations	$12,730	$3,409	$21,380	$13,548
Allocation of undistributed earnings to
Series B-1 Preferred Shares	(2,012)	—	(3,001)	—
Interest expense - Series B-1 Preferred
Shares	—	—	—	3,244

Income from continuing operations	10,718	3,409	18,379	16,792
Income from discontinued operations	46	32	97	56

Net income applicable to Common Shares	$10,764	$3,441	$18,476	$16,848

Basic weighted-average Common Shares	65,661	43,858	65,590	41,173
Convertible Preferred Shares (1)	—	—	—	23,169
Stock options	66	61	66	60

Diluted weighted-average Common Shares	65,727	43,919	65,656	64,402

Income from continuing operations	$0.16	$0.08	$0.28	$0.26
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income per Common Share - Diluted	$0.16	$0.08	$0.28	$0.26

(1)	The Trust’s Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series A Shares”), which were redeemed for the Trust’s Common Shares of Beneficial Interest (“Common Shares”) on February 7, 2006, were dilutive for the six months ended June 30, 2006 and the Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Shares”) were dilutive for the six months ended June 30, 2006. The Series B-1 Shares were anti-dilutive for the other periods presented.

The holders of the Series B-1 Shares are entitled to receive cumulative preferential dividends equal to the greater of (i) 6.5% of the liquidation preference or (ii) cash dividends paid on the Common Shares.

The Trust had previously reported net income per Common Share - basic of $0.33 for the six months ended June 30, 2006. This computation has been corrected in this filing to apply the provisions of EITF 03-06, “Participating Securities and the Two Class Method under FASB Statement No. 128 Earnings Per Share”. Application of these provisions had no impact on reported net income per Common Share - basic for the three months ended June 30, 2006.

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) - Consolidation of Variable Interest Entities (“FIN 46R”) requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. The primary beneficiary is the party that incurs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. As of June 30, 2007, the Trust has identified each of (i) the loan acquired by WRT Marc RC LLC (the “River City Loan”) (see Note 5), (ii) its interest in WRT-Vision Holding LLC (“WRT-Vision Holding”), (iii) its joint venture with Sealy & Company, Inc. (“Sealy”) in Nashville, Tennessee and (iv) 4 convertible mezzanine loans related to its preferred equity investment to be variable interests in a VIE.

The Trust has determined that it is not the primary beneficiary of the underlying borrowing entity of the River City Loan and the 4 mezzanine loans and therefore accounts for these investments as a loan receivable and preferred equity investments, respectively.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Variable Interest Entities (Continued)

The Trust has determined that it is the primary beneficiary of WRT-Vision Holding and, therefore, consolidates this investment.

The Trust has determined that it is not the primary beneficiary in the Sealy Joint Venture and, therefore, utilized equity accounting for this investment.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation, effective for fiscal years beginning after December 15, 2006, was adopted by the Trust January 1, 2007, and it resulted in a $1,916,000 increase to shareholders’ equity which has been classified as a cumulative effect of a change in accounting principle. Such adjustment resulted from management’s assessment that a liability previously established for an uncertain tax position pursuant to FAS 5 “Accounting for Contingencies” was no longer required. In accordance with the provision of FIN 48, the Trust deemed it more likely than not that the relevant tax position would be sustained. As of June 30, 2007, the Trust has not established any liability for uncertain tax positions.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement does not require any new fair value measurements, but for some entities, the application of this Statement will change current practice. For example, market participant assumptions are to include assumptions about the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. Market participant assumptions are also to include assumptions about the effect of a restriction on the sale or use of an asset, and a fair value measurement for a liability is to reflect its nonperformance risk. The Trust is currently evaluating what impact the adoption of SFAS No.157 will have on the Trust’s consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option Financial Assets and Financial Liabilities. This Statement provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract by contract basis with changes in fair value recognized in earnings as those changes occur. The effective date of this Statement is the beginning of the first fiscal year end that begins after November 15, 2007. The Trust is currently evaluating what impact the adoption of SFAS No.159 will have on its consolidated financial statements.

On June 19, 2007 the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are investment companies under SOP 07-1, it also addresses whether the specialized industry accounting principles of the Guide (referred to as investment company accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, this SOP includes certain disclosure requirements

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The SOP is effective for fiscal years beginning on or after December 15, 2007. The Trust is currently evaluating what impact the adoption of this new standard will have on the consolidated financial statements.

3.	Acquisitions, Loan Originations, Dispositions and Financings

Acquisitions, Loan Originations

On April 17, 2007, the Trust acquired, through a joint venture with Sealy, 13 light distribution and service center properties in Nashville, Tennessee. The purchase price for the properties was $87,200,000 which was financed through $65,383,000 of proceeds net of escrows and closing costs from a $74,000,000 first mortgage loan and a $3,600,000 bridge loan from Sealy. Each of the Trust and Sealy contributed $9,307,000 for a 50% ownership in the joint venture. The Trust accounts for this investment using the equity method of accounting.

On May 25, 2007, Lex-Win Acquisition LLC (“Lex-Win”), an entity in which the Trust holds a 28% ownership interest, commenced a tender offer to acquire up to 45,000,000 shares of common stock in Wells Real Estate Investment Trust, Inc. (“Wells”) at a price per share of $9.30. The tender offer expired on July 20, 2007 at which time Lex-Win had received tenders for approximately 4,800,000 shares representing approximately 1% of the outstanding shares in Wells. The Trust accounts for this investment using the equity method of accounting.

On June 20, 2007, the Trust made a $17,669,000 first mortgage bridge loan collateralized by a newly acquired property in the Marc Realty portfolio located at 180 North Michigan Avenue, Chicago, Illinois. The loan bears interest at 7.32% per annum, requires monthly payments of interest only and matures on June 20, 2008. The Trust accounts for this investment as a preferred equity investment.

Loan Satisfaction/Dispositions

On May 16, 2007, the Toy Building loan which was held in a venture in which the Trust held a one-third interest was satisfied. After satisfying the venture’s loan obligation which was collateralized by the venture’s interest in the Toy Building and which bore interest at a variable rate, the Trust received a return of its initial invested capital of $9,959,000 together with $562,000 on account of its priority interest.

On June 26, 2007, the Trust sold in market transactions 793,956 common shares of America First Apartment Investors, Inc. (“APRO”), constituting substantially all shares held by the Trust in APRO, for a per share price of $25.02 resulting in net proceeds of approximately $19,817,000. The sale generated a gain of approximately $9,739,000 exclusive of dividends on such shares.

Financings

On May 24, 2007, WRT-Vision Creekwood, LLC, a venture in which the Trust holds a 90% interest, obtained a $5,846,000 loan from an unaffiliated third party lender. The lender has also committed to increase the loan to $7,000,000 to fund future capital improvements. The loan is collateralized by WRT-Vision Creekwood’s property located in Kansas City, Kansas and bears interest at 7.042%. The loan requires monthly payments of interest only and is scheduled to mature on June 1, 2012.

On June 18, 2007, four properties which are part of the Marc Realty portfolio obtained first mortgage loans aggregating $56,798,000 with a weighted average interest rate of 6.34%. Approximately $4,800,000 of the loan proceeds was used to satisfy a portion of the Trust’s 7.65% convertible mezzanine loans reducing the mezzanine

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions, Loan Originations, Dispositions and Financings (Continued)

Financings (Continued)

loans held by the Trust with respect to these properties to $5,300,000. The Trust holds a 50% participating interest in each of these properties.

On June 26, 2007, a property included in the Trust’s net lease properties commonly referred to as the Finova portfolio obtained a $40,200,000 loan from an unaffiliated third party lender. The loan is collateralized by the Trust’s property located in Orlando, Florida and bears interest at 6.4%. The loan requires monthly payments of principal and interest and is scheduled to mature on July 1, 2017, at which time the outstanding principal balance is expected to be approximately $34,064,000. Approximately $40,000,000 of the loan proceeds were used to reduce the Finova portfolio’s outstanding mortgage loan balance which carried a higher interest rate and the financing reduced the Trust’s exposure to floating interest rates.

4.	Mortgage-Backed Securities Pledged Under Repurchase Agreements

At June 30, 2007 and December 31, 2006, all of the Trust’s mortgage-backed securities, consisting of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) whole pool certificates, were classified as available-for-sale and, as such, were carried at their estimated fair value based on prices obtained from a third party.

The following table presents the amortized cost and fair value of the Trust’s mortgage-backed securities at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006

Cost	$95,513	$115,726
Unrealized loss	(322)	(987)
Interest payment receivable	399	463
Unamortized premium	491	608

Carrying value/estimated fair value	$96,081	$115,810

The unrealized losses are a result of changes in interest rates of the securities. All the securities are performing according to their terms. Although not rated, whole pool agency mortgage-backed securities carry an implied AAA rating and are guaranteed as to principal and interest by Fannie Mae or Freddie Mac. Furthermore, the Trust intends to hold these securities until maturity. Although interest rates are difficult to predict, the Trust believes that it will recover its cost in such securities on or before maturity. Accordingly, although the period of continuous unrealized loss position is more than twelve months, the Trust has determined that these impairments are temporary.

The mortgage-backed securities bear interest at a weighted average interest rate of 4.911% based on balances outstanding at June 30, 2007. The mortgage-backed securities have a weighted average life of 30.46 years. See Note 9 - Repurchase Agreements for information pertaining to the borrowings collateralized by these investments.

5.	Loans Receivable

On March 29, 2006, the Trust, through two ventures in which the Trust holds a 60% interest and Marc Realty owns the remaining 40% interest, acquired (i) a loan with a principal balance of $11,750,000 which is collateralized by a first leasehold mortgage on approximately 241,000 square feet of commercial space and an indoor parking garage with 133 spaces located at 800 South Wells, Chicago, Illinois and commonly referred to as River City (the “Commercial Loan”), and (ii) a loan with a principal balance of $5,915,000 which is collateralized by a first priority mortgage on both the land underlying the River City property and the unsold residential condominium units at the

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable (Continued)

River City property (the “Land Loan”). The Commercial Loan was in default at the time of acquisition and WRT-Marc RC, the entity that acquired the Commercial Loan, commenced foreclosure proceedings on the Commercial Loan. The holder of the junior loan on the property securing the Commercial Loan filed in the name of the debtor for protection under Chapter 11 of the United States Bankruptcy Act. The bankruptcy proceeding has been dismissed, and on July 24, 2007 the venture foreclosed on the Commercial Loan and pending the confirmation hearing to be held in August 2007 will likely acquire title to the property. The Trust consolidates both the Commercial Loan and Land Loan ventures in its financial statements.

The following table summarizes the Trust’s loans receivable at June 30, 2007 and December 31, 2006 (in thousands):

				Carrying Amount (1)
Property/Collateral	Location	Interest Rate	Maturity	June 30, 2007	December 31, 2006

Toy Building (2)	New York, NY	LIBOR plus 5.6%	April 2008	$—	$59,816
River City - Commercial (3)	Chicago, IL	9.75%	February 2006	12,183	12,082
River City - Land (3)	Chicago, IL	10%	December 2007	45	4,117
Various (4) (5)	Chicago, IL	8.5%	(5)	6,324	4,148
Vision Property Services	Partnership Interests	15%	December 2011	—	1,252
Vision Line of Credit	Partnership Interests	12%	December 2011	—	—

				$18,552	$81,415

(1)	The carrying amount includes accrued interest of $477,000 and $834,000 at June 30, 2007 and December 31, 2006, respectively.
(2)	This loan was satisfied May 16, 2007.
(3)	Collateralized by a first mortgage. The River City-Land loan was satisfied in July 2007 and the River City -Commercial loan was foreclosed upon in July 2007.
(4)	Tenant improvement and capital expenditure loans with respect to certain of the properties in the Marc Realty portfolio which mature from July 2012 to November 2013.
(5)	Collateralized by a subordinate mortgage or the ownership interests in the property owner.

All the loans, except River City - Commercial which was in default at the time of acquisition and Vision Property Services, are performing according to their terms. The Trust believes that the full amount of the non-performing River City - Commercial loan is recoverable and accordingly, no impairment has been recorded.

Due to the high level of uncertainty as to the collectibility of the Vision Property Services Loan, the Trust has recorded a provision for loan loss of $1,266,000 representing the total loan receivable balance including accrued interest of $16,000 at June 30, 2007 (see Note 18).

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable (Continued)

Activity related to mortgage loans receivable is as follows (in thousands):

2007
Balance at January 1	$81,415
Purchases and advances made	2,986
Interest (received) accrued, net	(341)
Repayments	(64,242)
Reserve	(1,266)

Balance at June 30	$18,552

6.	Available for Sale Securities

The following is a summary of Available for Sale Securities at June 30, 2007 (in thousands):

Name	Date Acquired	Cost at June 30, 2007	Unrealized Gain (Loss) at June 30, 2007	Balance at June 30, 2007

America First Apartment Investors, Inc.	Various	$14	$11	$25
Lexington Realty Trust	12/31/06	78,024	(5,224)	72,800
Other real estate securities	12/6/06	4,292	(275)	4,017

		$82,330	$(5,488)	$76,842

The unrealized loss on the Lexington Realty Trust securities is the result of a decrease in the trading price of the stock since the acquisition of the securities. The Trust’s present intention is to hold these securities and believes that it will recover its investment. Accordingly, the Trust has determined that this impairment is temporary.

7.	Preferred Equity Investment

At June 30, 2007, the Trust’s Marc Realty portfolio consisted of one first mortgage bridge loan, two participating second mortgage loans and 20 convertible mezzanine loans, together with an equity investment in each mezzanine borrower, in the aggregate amount of approximately $79,159,000. Each loan is collateralized by the applicable borrower’s ownership interest in a limited liability company (each a “Property Owner”) that in turn owns an office building or complex primarily in the Chicago business district or suburban area. Each borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the borrower holds a 75% interest in the Property Owner. Each loan, other than the first mortgage bridge loan, bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only. The first mortgage bridge loan, in the amount of $17,669,000 7.32%, requires monthly payments of interest only and matures on June 20, 2008.

The second mortgage and mezzanine loan agreements contain conversion rights. The Trust has the right after the first anniversary of the loan advance date to cause the loan to be converted into an ownership interest. Marc Realty has the right after the third anniversary of the loan advance date to convert the Trust’s loan into an ownership interest.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Equity Investment (Continued)

In connection with the equity interest acquired in each of the borrowers, the Trust is entitled to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts in excess of that required to fully satisfy all of the debt encumbering that property, including the respective loan and a return to the borrower of its deemed equity (the agreed value of the applicable property at inception of the loans less all debt encumbering that property including the loan made by the Trust) plus a 7.65% return thereon.

At inception of each such participatin investment, management determined whether it should be accounted for as a loan, as a real estate venture using the equity method, or as a direct investment in real estate.

The Trust has agreed to advance approximately $8,540,000 to cover the costs of tenant improvements and capital expenditures at the remaining 22 properties. The Trust had advanced $7,256,000 and $4,116,000 at June 30, 2007 and December 31, 2006, respectively.

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of June 30, 2007	As of December 31, 2006

Condensed Balance Sheet
Investment in real estate, net	$166,968	$147,166
Prepaid expenses and deposits in escrow	6,238	15,569
Cash and cash equivalents	808	2,451
Receivables and other assets	20,970	27,568

Total Assets	$194,984	$192,754

Nonrecourse mortgage debt	$258,362	$259,547
Other liabilities	21,290	23,039

Total Liabilities	279,651	282,586
Members’ Capital Deficit	(84,667)	(89,832)

Total Liabilities and Members’
Capital Deficit	$194,984	$192,754

On the Trust’s Consolidated Balance Sheet:
Preferred equity investment (1)	$80,581	$73,127

(1)	Includes capitalized acquisition costs of $963 and $1,073 at June 30, 2007 and December 31, 2006.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Preferred Equity Investment (Continued)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Condensed Statements of Operations
Revenue	$15,280	$16,983	$30,995	$34,107
Operating expenses	(9,760)	(6,684)	(17,384)	(13,818)
Interest expense	(3,856)	(4,294)	(8,060)	(8,852)
Real estate taxes	(2,888)	(2,838)	(5,767)	(5,625)
Depreciation and amortization	(3,076)	(2,560)	(6,472)	(4,872)
Other expenses	(655)	(1,779)	(1,352)	(3,080)
Gain on sale of property	—	—	26,628	—

Net income (loss)	$(4,955)	$(1,172)	$18,588	$(2,140)

On the Trust’s Consolidated
Statement of Operations and
Comprehensive Income:
Earnings from preferred equity
investment	$1,247	$1,490	$7,397	$2,969

8.	Equity Investments

The Trust’s equity investments at June 30, 2007 are summarized as follows (in thousands):

	Concord Debt Holdings, LLC	Sealy Northwest Atlanta, LP	Sealy Airpark Nashville L.P.	Lex-Win Acquisition LLC	Total

Equity investments at
December 31, 2006	92,682	5,419	—	—	98,101
Investments	43,658	—	9,308	260	53,226
Return of capital on
equity investments	(10,000)	—	—	—	(10,000)
Equity in other comprehensive income
	1,070	—	—	—	1,070
Equity in earnings (loss)	4,582	(263)	(382)	(174)	3,763

Equity investments,
June 30, 2007	$131,992	$5,156	$8,926	$86	$146,160

Concord Debt Holdings, LLC

On March 31, 2006, the Trust entered into a joint venture with The Newkirk Master Limited Partnership (the “MLP”) to acquire and originate loans collateralized, directly and indirectly, by real estate assets through Concord Debt Holdings LLC (f/k/a 111 Debt Holdings LLC) (“Concord”). The joint venture is owned equally by the MLP, which is now an operating partnership of Lexington Realty Trust, an entity in which the Trust’s Chairman and Chief Executive Officer is the Executive Chairman, and the Trust. The Trust and the MLP have each funded $125,000,000 to the joint venture. In addition, Concord has entered into repurchase agreements with various financial institutions pursuant to which the joint venture leverages the assets held in the joint venture.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Equity Investments (Continued)

Concord Debt Holdings, LLC (Continued)

Summary financial information of Concord is as follows (in thousands):

	As of June 30, 2007	As of December 31, 2006

Condensed Balance Sheet
Cash and restricted cash	$16,827	$148,261
Investment in debt securities	1,030,190	450,870
Other assets	11,250	10,744

Total assets	$1,058,267	$609,875

Accounts payable and other liabilities	2,284	2,347
Secured debt obligations	376,650	376,650
Repurchase agreements	415,132	43,893
Members’ equity	264,201	186,985

Total liabilities and members’ equity	$1,058,267	$609,875

On the Trust’s Consolidated Balance Sheet:
Equity investment in joint venture	$131,992	$92,682

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006 (1)	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006 (1)

Condensed Statement of Operations
Interest and other income	$17,050	$2,441	$28,204	$2,441
Interest expense	(9,940)	(624)	(16,609)	(624)
General and administrative	(1.460)	(318)	(2,430)	(318)

Net income	$5,650	$1,499	$9,165	$1,499

On the Trust’s Consolidated Statement of Operations and
Comprehensive Income:
Equity in earnings of equity investment	$2,825	$749	$4,582	$749

(1)	Commenced operations March 31, 2006.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Repurchase Agreements

Information pertaining to the repurchase agreements as of June 30, 2007 and December 31, 2006 is as follows (dollars in thousands):

	June 30, 2007		December 31, 2006

	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value

Repurchase agreement with Bear Stearns & Co., Inc. as counter-party, expiration July 25, 2007, renewable monthly, interest is variable based
on one-month LIBOR minus 3 basis points	$60,838	$62,922	$72,545	$75,029

Repurchase agreement with Bear Stearns & Co., Inc. as counter-party, expiration July 25, 2007, renewable monthly, interest is variable based
on one-month LIBOR minus 3 basis points	10,930	11,329	16,296	16,893

Repurchase agreement with Bear Stearns & Co., Inc. as counter-party, expiration July 25, 2007, renewable monthly, interest is variable based
on one-month LIBOR minus 3 basis points	20,274	21,830	23,070	23,888

	$92,042	$96,081	$111,911	$115,810

As of June 30, 2007 and December 31, 2006, the borrowing rate on the Trust’s repurchase agreements was 5.30% and 5.33%, respectively, and is renewable monthly. Subsequent to June 30, 2007, each repurchase agreement was renewed through August 25, 2007.

Cumulatively through June 30, 2007, the Trust paid down $2,625,000 on its repurchase agreements in connection with margin calls.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt

The Trust’s debt is summarized as follows (in thousands):

	Maturity	Spread Over LIBOR/ Prime	Interest Rate as of June 30, 2007	Balance as of June 30, 2007	Balance as of December 31, 2006

Mortgage Loans Payable
Fixed Interest Rate:
Amherst, NY	October 2013	—	5.65%	17,450	17,622
Indianapolis, IN	April 2015	—	5.82%	4,478	4,508
Houston, TX	April 2016	—	6.66%	71,079	72,270
Andover, MA	February 2011	—	6.60%	6,557	6,610
S. Burlington, VT	February 2011	—	6.60%	2,810	2,833
Chicago, IL	March 2016	—	5.75%	21,600	21,600
Lisle, IL	June 2016	—	6.26%	24,600	24,600
Lisle, IL	March 2017	—	5.55%	5,600	—
Kansas City, KS	June 2012	—	8.50%	5,846	—
Orlando, FL	July 2017	—	6.40%	40,200	—

Variable Interest Rate:
Various	June 2009	LIBOR + 1.75%	(1)	29,494	69,549
Chicago, IL	March 2008	Prime + 0.50%	8.75%	9,500	9,500
Chicago, IL	March 2008	Prime + 0.50%	8.75%	18	3,676

Total Mortgage Debt				$239,232	$232,768

Loans Payable:
Collateralized by venture
participation in the Toy Building Loan(2)	April 2008	LIBOR + 3.00%	8.33%	$—	$30,000
Miscellaneous	February 2007	—	7.50%	—	4

				$—	$30,004

Revolving Line of Credit:
$70 Million Revolving Line of Credit	December 2008	LIBOR + 2.25%	—	$—	$—

(1)	As a result of the Trust entering into an interest rate swap agreement in the notional amount of $26,000,000, the Trust has effectively converted the interest rate from a floating rate to a fixed rate of 5.80% through December, 2009. The remaining principal amount of $3,495,000 remains variable at LIBOR plus 1.75% (which equated to 7.125% at June 30, 2007).
(2)	Loan was satisfied May 16, 2007.

11.	Revolving Line of Credit

The Trust has a line of credit with KeyBank National Association (“KeyBank”) pursuant to which the Trust can borrow on a revolving basis up to $70,000,000, subject to increase to $100,000,000. The revolving credit line matures December 16, 2008 with the option by the Trust to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on the Trust’s leverage ratio and range from LIBOR plus 1.5% to LIBOR plus 2.25%. In addition, to the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 1.35%. The Trust is required to pay a 15 or 25 basis point fee on the unused portion of the line, depending upon the outstanding balance borrowed. The Trust paid fees of $44,000 and $88,000 on the unused portion of the line for the three and six months ended June 30, 2007.

At June 30, 2007 and December 31, 2006, there were no amounts outstanding under the credit line.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	Hedge Instruments

The table below presents information about the Trust’s interest rate swaps at June 30, 2007 (dollars in thousands):

Active Period Through	Swap Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value/ Carrying Value	Unrealized Gain on Sale of Swap	Gross Unrealized Gain(Loss) For the Three Months Ended June 30, 2007	Gross Unrealized Gain(Loss) For the Six Months Ended June 30, 2007

December 2009	4.05%	$26,000	$—	$695	$365	$278	$65
January 2008	4.045%	$60,838	$—	$366	$—	(121)	(308)

						$157	$(243)

As discussed in Note 3, the Trust made a $40,000,000 prepayment on its floating rate debt during the second quarter of 2007. As a result, the Trust sold a portion of its existing interest rate swap with a notional amount of $14,000,000 for $366,000 resulting in an unrealized gain which will be amortized to income over the remaining life of the swap.

No hedge ineffectiveness as defined by FAS No. 133 on cash flow hedges was recognized for the six months ended June 30, 2007.

13.	Common Shares of Beneficial Interest

The Trust issued (i) approximately 178,000 Common Shares on January 16, 2007 for a gross sales price of $1,200,000 (approximately $6.73 per share) pursuant to its Dividend Reinvestment Plan and (ii) approximately 135,000 common shares on April 16, 2007 for a gross sales price of $885,000 (approximately $6.56 per share) pursuant to its Dividend Reinvestment Plan.

14.	Discontinued Operations

At June 30, 2007 and December 31, 2006, assets of discontinued operations consist of the Trust’s St. Louis, Missouri property.

The City of St. Louis has commenced a condemnation proceeding with respect to the Trust’s property in St. Louis, Missouri. The City is seeking to take the property as part of an area-wide redevelopment program. The property, which is currently vacant, is leased to The Kroger Company pursuant to a net lease with a term scheduled to expire October 31, 2010 and annual rent of $233,000. Pursuant to the terms of the lease, the tenant is required to make a revocable offer to purchase the property at a scheduled price at such time, if at all, as a condemnation occurs. The scheduled price, which decreases over time, is in excess of the existing principal balance due on the loan collateralized by the property. A trial has been scheduled for October 2007 when it is expected that the property value will be determined, after which the condemnation will occur.

The Trust classifies as discontinued operations in its Consolidated Statement of Operations and Comprehensive Income the income and expenses for the St. Louis, Missouri property. In addition, the Trust classifies the assets and liabilities related to such property as Assets of Discontinued Operations and Liabilities of Discontinued Operations on its Consolidated Balance Sheets. Liabilities of discontinued operations at June 30, 2007 and December 31, 2006 consist of $828,000 of accounts payable and accrued expenses.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	Discontinued Operations (Continued)

The combined results related to discontinued operations for the three and six months ended June 30, 2007 and June 30, 2006 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2006	2007	2006

Total revenue	$55	$61	$114	$115
Total expenses	(9)	(29)	(17)	(59)

Income from discontinued operations	$46	$32	$97	$56

15.	Related-Party Transactions

The activities of the Trust and its subsidiaries are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors, which agreement was entered into in connection with the acquisition by FUR Investors LLC of its interest in the Trust and the other transactions entered into in connection therewith. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. FUR Advisors is entitled to receive a base management fee and an incentive fee. In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees at commercially reasonable rates as determined by the indep of the Trust.

The following table sets forth the fees and reimbursements paid by the Trust for the three and six months ended June 30, 2007 and 2006 to FUR Advisors and Winthrop Management L.P. (in thousands):

	Three Months Ended			Six Months Ended
	2007		2006	2007		2006

Asset Management (1)	$1,311	(3)	$850	$2,477	(4)	$1,626
Property Management (2)	68		74	130		86

(1)	Payable to FUR Advisors.
(2)	Payable to Winthrop Management L.P.
(3)	Before credit of $93,000 discussed below.
(4)	Before credit of $151,000 discussed below.

In connection with the Newkirk/Lexington merger, the Trust received a $4,400,000 credit to be utilized on a go forward basis in offsetting the quarterly advisory fees payable under the Advisory Agreement or in cash if the credit is not fully utilized after eight fiscal quarters. The Trust utilized $1,217,000 of this amount to offset the base management fee payable for the quarter ended June 30, 2007. As of June 30, 2007, the Trust has a credit remaining of $1,007,000 to offset future base management fees.

During the three and six months ended June 30, 2007, WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors and the entity retained to provide accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including Concord Real Estate CDO 2006-1, Ltd., received fees totaling $750,000 and $1,487,000, respectively, in accordance with the terms of the agreement with WRP Sub-Management. Of these amounts, $135,000 and $251,000 were paid to Winthrop Realty Partners, L.P. to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord (the “Affiliate Amount”). Because the Trust pays an advisory fee to FUR Advisors, the Trust is entitled to receive a credit against the base management fee payable to FUR Advisors equal to 50% of the Affiliate Amount. For the three and six months ended June 30, 2007, the Trust received and utilized a credit of $93,000 and $151,000, respectively, against the base management fee.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	Business Segments

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

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

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	Business Segments (Continued)

The following tables present a summary of revenues from Operating Properties, Loans and Real Estate Securities and expenses incurred by each segment for the three and six months ended June 30, 2007 and June 30, 2006. The Trust defines net operating income for each segment presented as the segment’s revenue and other income less operating expenses. Corporate Income (Expense) includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

Business Segments (in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Operating Properties
Rents and reimbursements	$11,285	$9,588	$20,832	$18,142
Loss on extinguishment of debt	(320)	(276)	(320)	(125)
Less - operating expenses	(1,176)	(988)	(2,339)	(1,822)
Less - real estate taxes	(447)	(301)	(867)	(579)
Equity in loss of Sealy Northwest Atlanta, L.P.	(98)	—	(263)	—
Equity in loss of Sealy Nashville	(382)	—	(382)	—

Net operating income	8,862	8,023	16,661	15,616

Loans
Interest	2,445	3,412	5,655	6,468
Equity earnings in preferred equity investment	1,247	1,490	7,397	2,969
Equity in earnings of Concord Debt Holdings, LLC	2,825	749	4,582	749
Provision for loss on loan receivable	(1,266)	—	(1,266)	—

Net operating income	5,251	5,651	16,368	10,186

Real Estate Securities
Dividends	1,114	223	2,426	411
Gain on sale of real estate securities	9,739	187	9,982	7,506
Assignment of exclusivity agreement - net lease assets	—	834	—	1,667
Equity in earnings of Newkirk Realty Trust	—	1,700	—	3,302
Equity in loss of Lex-Win Acquisition	(174)	—	(174)	—

Net operating income	10,679	2,944	12,234	12,886

Net Operating Income	24,792	16,618	45,263	38,688

Less - Depreciation and Amortization	3,257	2,865	5,875	5,402

Less - Interest Expense
Operating Properties	3,656	3,729	7,190	7,125
Loans	1,786	2,134	3,958	4,036

Corporate Income (Expense)
Interest income	763	275	1,867	504
Interest expense	(1,942)	(2,120)	(3,883)	(4,290)
General and administrative (1)	(2,024)	(1,701)	(3,831)	(3,220)
State and local taxes	(231)	(216)	(471)	(220)

Income from continuing operations before
minority interest	12,659	4,128	21,922	14,899
Minority interest	71	(719)	(542)	(1,351)

Income from continuing operations	12,730	3,409	21,380	13,548
Income from discontinued operations	46	32	97	56

Net Income	$12,776	$3,441	$21,477	$13,604

Capital Expenditures
Operating properties	$417	$659	$676	$994

(1) After credits - See Note 15.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	Business Segments (Continued)

	June 30, 2007	December 31, 2006

Identifiable Assets
Operating Properties	$288,417	$271,991
Loans	327,206	363,089
Real Estate Securities	78,240	104,392
Cash and Cash Equivalents	72,015	89,463
Other	24,578	22,685

Total Assets	$790,456	$851,620

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues
Operating Properties	$11,285	$9,588	$20,832	$18,142
Loans	2,445	3,412	5,655	6,468
Real Estate Securities	1,114	223	2,426	411

Total Revenue	$14,844	$13,223	$28,913	$25,021

17.	Restatement

On August 7, 2007, management of the Trust, in consultation with the Audit Committee of the Trust’s Board of Trustees concluded that it needed to correct the Trust’s previously reported net income per Common Share of Beneficial Interest–– basic for the years ended December 31, 2006 and 2005 and for certain interim periods within those years. The Trust determined that its prior calculations of basic net income per common share had not appropriately considered the provisions of EITF 03-06 with respect to the dividend participation rights of the Series B-1 preferred shares, and that net income per Common Share of Beneficial Interest – basic, should have been determined using the two-class method described in that pronouncement. The error in the calculation of net income per Common Share of Beneficial Interest– basic has no impact on the Trust’s consolidated net income or comprehensive income, net income per Common Share of Beneficial Interest- diluted, consolidated balance sheet, consolidated statements of shareholders’ equity and consolidated statements of cash flows, nor does it impact cash available for distribution or its debt covenants under its loan facility.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	Restatement (Continued)

With respect to the six months ended June 30, 2006, previously reported and revised earnings per Common Share-basic, are shown below. There was no effect on earnings per Common Share-basic for the three months ended June 30, 2006.

	Net Income	Earnings per Common Share- basic
Six Months Ended June 30, 2006
As reported	$13,604	$0.33
After Application of EITF 03-06	$13,604	$0.27

The Trust will file a Form 10-K/A for the year ended December 31, 2006 to correct the net income per Common Share of Beneficial Interest– basic in its financial statements for the years ended December 31, 2006 and 2005 and will provide corrected quarterly net income per Common Share of Beneficial Interest– basic amounts for both 2005 and 2006 in the unaudited quarterly results of operations footnote appearing in those financial statements. The Form 10K/A is expected to be filed shortly.

18.	Subsequent Event

On July 23, 2007, the Trust entered into agreements with Vision Property Services, LLC (“Vision”), the borrower under the Vision Loan and Vision line of credit (the “Vision Loans”), pursuant to which (i) Vision transferred to WRT-Vision Holding (an entity owned by the Trust and Vision) its ownership interests in three entities (the “Transferred Entities”) that own an interest in multi-family apartment buildings located in Littleton, Colorado, Overland Park, Kansas and Kansas City, Kansas, (ii) WRT-Vision Holding assumed the obligations under the Vision Loans, (iii) the interest rate on the Vision Loans was reduced to 12% per annum, and (iv) the operating agreement of WRT-Vision Holding was modified to provide that the Trust is now effectively the managing member of WRT-Vision Holding and that all distributions by WRT-Vision Holding after satisfaction of the Vision Loans, plus any additi onal advances made by the Trust on account of the Transferred Entities plus interest on such advances at 15% per annum (the”Additional Advances”), are to be made 50% to the Trust and 50% to Vision, except for proceeds from the Creekwood investment which are allocated 96% to the Trust and 4% to Vision. In addition, Vision has the right to acquire from WRT-Vision Holding its interest in the Transferred Entities at any time prior to July 23, 2008 for a purchase price equal to the then outstanding balance of the Vision Loans plus the Additional Advances.

Due to the high level of uncertainty as to the collectibility of the Vision Property Services Loan, the Trust has recorded a provision for loan loss of $1,266,000 representing the total loan receivable balance including accrued interest of $16,000 at June 30, 2007.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Forward Looking Statements” and “Item 1A. Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in the report.

Overview

We are a real estate investment trust (“REIT”) engaged in the business of owning real property and real estate related assets. With certain self-imposed limitations, we will seek opportunities to invest in or acquire most types of real estate assets or securities. We operate in three strategic business segments: (i) Operating Properties, (ii) Loans and (iii) Real Estate Securities. We may make investments in each of these segments through direct ownership and joint ventures as well as through entering into specific strategic alliances with regional or specialized real estate professionals with extensive experience in a particular market or asset type and seek to enter into strategic co-investment joint ventures managed by us with institutional and high net worth investors to enhance our total return through acquisition, asset management and other fees and a promoted economic interest.

In view of the foregoing, our near-term investment strategy will be to identify and invest in discrete real estate investments including investments through joint ventures. As market conditions dictate, we will focus our investment activity in one or more of our business segments and aggressively pursue such opportunities.

We intend to fund these investments through one or more of cash, borrowings under our credit facility, property loans, issuance of debt and equity, and joint ventures with third parties. For the long-term, as investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities. Therefore, these items are an important part of our overall earnings and may result in uneven earnings that may vary greatly from quarter to quarter.

Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing. We measure our success in meeting this objective by a number of factors, including increases in diluted per share net income, cash returns generated by our investments, increases in shareholder equity, net operating income and total return to our shareholders.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

During the six months ended June 30, 2007 and 2006 our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net income	$12,776,000	$3,441,000	$21,477,000	$13,604,000

Net income per Common Share, basic	$0.16	$0.08	$0.28	$0.27

Net income per Common Share, diluted	$0.16	$0.08	$0.28	$0.26

Net cash flow provided by operating
activities			$17,932,000	$17,891,000

At June 30, 2007 and December 31, 2006, total assets and total shareholders’ equity were as follows:

	June 30, 2007		December 31, 2006

Total assets	$790,456,000	(1)	$851,620,000

Total shareholders’ equity	$332,839,000		$323,586,000

(1)	The decrease in total assets relates primarily to the satisfaction of the Toy Loan receivable and corresponding satisfaction of the Toy Loan payable and distribution to the minority interest.

Our activities are administered by FUR Advisors LLC (“FUR Advisors”), an entity controlled by and partially owned by our executive officers, pursuant to the terms of an advisory agreement under which FUR Advisors is entitled to receive a base management fee and an incentive fee. In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees at commercially reasonable rates as determined by our independent trustees. The incentive fee is only payable to the extent that holders of our Common Shares receive aggregate distributions above a threshold amount. At June 30, 2007, the threshold amount was $347,800,000. If we were to liquidate or sell all or a substantial portion of our assets at June 30, 2007, based upon a per share price equal to the closing price on the last day of the quarter ($6.91 per share at June 30, 2007), the amount payable to FUR Advisors as incentive fee compensation would be approximately $51,662,000. Although the foregoing calculation of the incentive fee is based on the closing price of our Common Shares on the last day of the quarter, if the advisory agreement were terminated, the actual incentive fee payable would be based on an appraised valuation or the liquidation proceeds received for our assets.

Since April 1, 2007, we have entered into the following transactions:

•	On April 17, 2007, we acquired, through a joint venture with Sealy & Company Inc. (“Sealy”), 13 light distribution and service center properties in Nashville, Tennessee. The purchase price for the properties was $87,200,000 which was financed through $65,383,000 of proceeds net of escrows and closing costs from a $74,000,000 first mortgage loan and a $3,600,000 bridge loan from Sealy. Both Sealy and us contributed $9,307,000 for a 50% ownership in the joint venture.

•	On May 16, 2007, the Toy Building loan which was held in a venture in which we held a one-third interest was satisfied. After satisfying the loan which bore a variable rate of interest, collateralized by the venture’s interest in the Toy Building loan, we received a return of its initial invested capital of $9,959,000 together with $562,000 on account of its priority interest.

•	On May 24, 2007, WRT-Vision Creekwood, LLC, a venture in which the Trust holds a 90% interest, obtained a $5,846,000 loan from an unaffiliated third party lender. The lender has also committed to increase the loan to $7,000,000 to fund future capital improvements. The loan is collateralized by WRT-Vision Creekwood’s property located in Kansas City, Kansas and bears interest at 7.042%. The loan requires monthly payments of interest only and is scheduled to mature on June 1, 2012.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

•	On May 25, 2007, Lex-Win Acquisition LLC (“Lex-Win”), an entity in which we hold a 28% ownership interest, commenced a tender offer to acquire up to 45,000,000 shares of common stock in Wells Real Estate Investment Trust, Inc. (“Wells”) at a price per share of $9.30. The tender offer expired on July 20, 2007 at which time Lex-Win had received tenders for approximately 4,800,000 shares representing approximately 1% of the outstanding shares in Wells.

•	On June 18, 2007, four properties which are part of the Marc Realty portfolio obtained first mortgage loans aggregating $56,798,000 with a weighted average interest rate of 6.34%. Approximately $4,800,000 of the loan proceeds was used to satisfy a portion of the Trust’s 7.65% convertible mezzanine loans reducing the mezzanine loans held by the Trust with respect to these properties to $5,300,000. The Trust holds a 50% participating interest in each of these properties.

•	On June 20, 2007, we made a $17,669,000 first mortgage bridge loan collateralized by a newly acquired property in the Marc Realty portfolio located at 180 North Michigan Avenue, Chicago, Illinois. The loan bears interest at 7.32% per annum, requires monthly payments of interest only and matures on June 20, 2008.

•	On June 26, 2007, a property included in our net lease properties commonly referred to as the Finova portfolio, obtained a $40,200,000 loan from an unaffiliated third party lender. The loan is collateralized by our property located in Orlando, Florida and bears interest at 6.4%. The loan requires monthly payments of principal and interest and is scheduled to mature on July 1, 2017, at which time the outstanding principal balance is expected to be approximately $34,064,000. Approximately $40,000,000 of the loan proceeds were used to reduce the Finova portfolio’s existing outstanding mortgage loan balance which carried a higher interest rate and the financing reduced our exposure to floating interest rates.

•	On June 26, 2007, we sold in market transactions 793,956 common shares of America First Apartment Investors, Inc. (“APRO”), substantially all shares held by us in APRO, for a per share price of $25.02 resulting in net proceeds of approximately $19,817,000. The sale generated a gain of approximately $9,739,000 exclusive of dividends on such shares.

•	On July 23, 2007, we entered into agreements with Vision Property Services, LLC (“Vision”), the borrower under the Vision Loan and Vision line of credit (the “Vision Loans”), pursuant to which (i) Vision transferred to WRT-Vision Holding (an entity owned by us and Vision) its ownership interests in three entities (the “Transferred Entities”) that own an interest in multi-family apartment buildings located in Littleton, Colorado, Overland Park, Kansas and Kansas City, Kansas, (ii) our existing joint venture with Vision assumed the obligations under the Vision Loans, (iii) the interest rate on the Vision Loans was reduced to 12% per annum, and (iv) the operating agreement of our existing joint venture with Vision was modified to provide that we are now effectively the managing member and that all distributions by such venture after satisfaction of the Vision Loans, plus any additional advances made by us Entities plus interest on such advances at 15% per annum (the”Additional Advances”), are to be made 50% to us and 50% to Vision, except for proceeds from the Creekwood investment which are allocated 96% to us and 4% to Vision. In addition, Vision has the right to acquire from the interest in the Transferred Entities at any time prior to July 23, 2008 for a purchase price equal to the then outstanding balance of the Vision Loans plus the Additional Advances. Due to the high level of uncertainty as to the collectibility of the Vision Property Services Loan, we have recorded a provision for loan loss of $1,266,000 representing the total loan receivable balance including accrued interest of $16,000 at June 30, 2007.

Since April 1, 2007, Concord Debt Holdings LLC (“Concord”), a joint venture in which we hold a 50% interest, acquired $11,800,000 of a first mortgage loan, $160,708,000 of B-Notes, $67,400,000 of bonds and $191,147,000 of mezzanine loans. As of June 30, 2007, we had contributed a total of $125,000,000 to Concord.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes to those policies during 2007.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Results of Operations

As discussed earlier, one of the factors used to measure management’s performance is net operating income. We report our operations by each of our three strategic business segments to provide a measure of our performance in these segments. We define net operating income for each segment as that segment’s revenue and other income less operating expenses. In addition to our three business segments, we include in Corporate Activities interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items. (See Business Segments - Note 16 to the financial statements in Item 1.)

Net Earnings

Net income increased by $7,873,000 to $21,477,000 for the six months ended June 30, 2007 from $13,604,000 for the six months ended June 30, 2006. As described in greater detail below, the increase was due primarily to an increase in other income of $6,117,000, an increase in revenue of $3,892,000 and a decrease in minority interest expense of $809,000. These were partially offset by an increase in expenses of $2,986,000.

Results of Operations - Six Months Ended June 30, 2007 Versus June 30, 2006

Operating Properties

Net operating income from our Operating Properties increased by $1,045,000 to $16,661,000 for the six months ended June 30, 2007 as compared to $15,616,000 for the six months ended June 30, 2006. The changes in net operating income from our Operating Properties were the result of the following:

•	rental income increased by $2,690,000 to $20,832,000 due to:

-	a $1,337,000 increase at our Chicago, Illinois (Ontario) property resulting from a $1,123,000 tenant lease buyout in June 2007

-	a $885,000 increase at our Lisle, Illinois properties, which were acquired during the first quarter of 2006

-	a $490,000 increase at our Jacksonville, Florida property

-	the receipt of $301,000 of rental revenue from Creekwood Apartments (“Creekwood”), which was acquired at the end of the first quarter of 2007

-	a $353,000 decrease at our Orlando, Florida property due to a lease modification effective January 1, 2007

•	operating expenses increased by $517,000 to $2,339,000 due to:

-	a $298,000 increase in expenses at our Lisle, Illinois properties

-	a $105,000 increase in expenses at our Chicago, Illinois (Ontario) property

-	a $27,000 increase in expenses at our Circle Tower property

-	a $112,000 increase in expenses at our Creekwood property

-	a $16,000 decrease in expenses at our Jacksonville, Florida property

•	real estate tax expense increased by $288,000 due to:

-	a $163,000 increase in expenses at our Lisle, Illinois properties

-	a $104,000 increase in expenses at our Chicago, Illinois (Ontario) property

-	a $20,000 increase in expenses at our Creekwood property

•	interest expense related to our operating properties increased by $65,000 to $7,190,000 for the six months ended June 30, 2007 compared to $7,125,000 for the six months ended June 30, 2006;

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

•	loss on extinguishment of debt was $320,000 for the six months ended June 30, 2007 compared to $125,000 for the same period in 2006. The loss in 2007 was due to a $40,000,000 paydown on our Finova debt, and the loss in 2006 was due to the refinancing of certain first mortgage debt on more favorable terms;

•	depreciation and amortization expense relating to our operating properties increased by $473,000 to $5,875,000 for the six months ended June 30, 2007 compared to $5,402,000 for the six months ended June 30, 2006 as a result of property acquisitions during 2006 and 2007; and

•	equity in loss on our investment in Sealy Northwest Atlanta, L.P., acquired in December 2006, and Sealy Airpark Nashville, acquired in April 2007, was $645,000 for the six months ended June 30, 2007 as a result of depreciation and amortization exceeding net operating income for these properties.

Loans

Revenue from our loans increased by $6,182,000 to $16,368,000 for the six months ended June 30, 2007 from $10,186,000 for the six months ended June 30, 2006. The changes in our loan revenues were the result of the following:

•	equity investment in Concord (entered into on March 31, 2006) generated $4,582,000 of equity income during the six months ended June 30, 2007 as compared to $749,000 for the six months ended June 30, 2006;

•	earnings from preferred equity investment increased by $4,428,000 to $7,397,000 for the six months ended June 30, 2007. The increase was due to the sale in February 2007 of one of the properties in the Marc Realty portfolio which generated participation income of approximately $4,833,000. This increase was partially offset by a decrease in earnings as a result of having a lower investment balance in 2007;

•	interest income of $96,000 from our Vision Property Services loan which was originated in December 2006;

•	provision for loss on loan receivable of $1,266,000 recorded on our Vision Property Services loan at June 30, 2007;

•	interest income on the Toy Building loan, which was fully satisfied in May 2007, decreased by $683,000 during the six months ended June 30, 2007;

•	interest income decreased by $250,000 on our River City loans which were acquired during the first quarter of 2006; and

•	interest income decreased by $36,000 related to the Ridgebrook loan and $127,000 related to the Wingate Inn loan, both of which were fully satisfied during 2006.

Interest expense related to our loan investments was $3,958,000 for the six months ended June 30, 2007 compared to $4,036,000 for the six months ended June 30, 2006. The decrease was due primarily to a decrease in interest expense of $244,000 related to the borrowings collateralized by our Toy Building loan and a decrease in interest of $72,000 on our repurchase agreements. This was partially offset by higher interest expense of $238,000 related to our borrowings collateralized by our River City loans.

Real Estate Securities

Income from our investments in real estate securities decreased by $652,000 to $12,234,000 for the six months ended June 30, 2007 from $12,886,000 for the six months ended June 30, 2006. This was due primarily to a decrease in equity in earnings from our investment in Newkirk Realty Trust, Inc. (“Newkirk”) of $3,302,000. During 2006, our investment in Newkirk was accounted for using the equity method. However, as a result of Newkirk’s merger with Lexington Realty Trust (“Lexington”) on December 31, 2006, the shares held by us in Newkirk which were subject to forfeiture became fully vested, and we began accounting for our investment in Lexington as an available for sale real estate security. This resulted in a reduction in income of $1,667,000 for the six months ended June 30, 2007. These decreases were partially offset by an increase in dividend income of $2,015,000 primarily due to $2,179,000 of dividend incom e recognized on our investment in Lexington and an increase in gain on sale of real estate securities of $2,476,000. The gain on sale of real estate securities consists primarily of $9,739,000 from the APRO sale in 2007 and $7,219,000 from the sale of Sizeler stock in 2006.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

Corporate Activities

Interest income earned on our cash and cash equivalents during the six months ended June 30, 2007 was $1,867,000 compared to $504,000 for the same period during 2006. The increase was due primarily to greater cash and cash equivalents during the six months ended June 30, 2007.

Interest expense decreased by $407,000 to $3,883,000 for the six months ended June 30, 2007 from $4,290,000 for the six months ended June 30, 2006. The decrease was primarily related to a decrease of $404,000 in interest expense incurred on our revolving line of credit because there were no outstanding borrowings during the first six months of 2007.

General and administrative expenses increased by $611,000 to $3,831,000 for the six months ended June 30, 2007 from $3,220,000 for the six months ended June 30, 2006. This was primarily due to increases in the base management fee of $699,000 as a result of the increase in our outstanding equity, partially offset by a decrease in professional fees of $121,000. All other general and administrative items remained relatively constant.

State Income Taxes

State income taxes of $471,000 for the six months ended June 30, 2007 resulted from our anticipated taxable income for state purposes after the dividends paid deduction and utilization of net operating loss carryforwards where applicable.

Results of Operations - Three Months Ended June 30, 2007 Versus June 30, 2006

Operating Properties

Net operating income from our operating properties increased by $839,000 to $8,862,000 for the three months ended June 30, 2007 as compared to $8,023,000 for the three months ended June 30, 2006. The changes in net operating income from our operating properties were the result of the following:

•	rental income increased by $1,697,000 to $11,285,000 due to:

-	a $1,303,000 increase at our Chicago (Ontario) property resulting from a $1,123,000 tenant lease buying in June 2007

-	a $165,000 increase at our Lisle, Illinois properties, which were acquired during the first quarter of 2006

-	a $186,000 increase at our Jacksonville, Florida property

-	the receipt of $296,000 of rental revenue from Creekwood

-	a $176,000 decrease at our Orlando, Florida property due to a lease modification effective January 1, 2007

•	operating expenses increased by $188,000 to $1,176,000 due to:

-	a $42,000 increase in expenses at our Chicago, Illinois (Ontario) property

-	a $35,000 increase in expenses at our Circle Tower property

-	a $112,000 increase in expenses at our Creekwood property

•	real estate tax expense increased by $146,000 due to:

-	a $63,000 increase in expenses at our Lisle, Illinois properties

-	a $67,000 increase in expenses at our Chicago, Illinois (Ontario) property

-	a $20,000 increase in expenses at our Creekwood property

•	interest expense related to our operating properties decreased by $73,000 to $3,656,000 for the three months ended June 30, 2007 compared to $3,729,000 for the three months ended June 30, 2006;

•	loss on extinguishment of debt was $320,000 for the three months ended June 30, 2007 compared to $276,000 for the same period in 2006. The loss in 2007 was due to a $40,000,000 paydown on our Finova debt, and the loss in 2006 was due to the refinancing of certain first mortgage debt on more favorable terms;

•	depreciation and amortization expense relating to our operating properties increased by $392,000 to $3,257,000 for the three months ended June 30, 2007 compared to $2,865,000 for the three months ended June 30, 2006 as a result of property acquisitions subsequent to the first quarter of 2006; and

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

•	equity in loss on our investment in Sealy Northwest Atlanta, L.P., acquired in December 2006, and Sealy Airpark Nashville, acquired in April 2007, was $480,000 for the three months ended June 30, 2007 as a result of depreciation and amortization exceeding net operating income for these properties.

Loans

Revenue from our loans decreased by $400,000 to $5,251,000 for the three months ended June 30, 2007 from $5,651,000 for the three months ended June 30, 2006. The changes in our loan revenues were the result of the following:

•	provision for loss on loan receivable of $1,266,000 recorded on our Vision Property Services loan at June 30, 2007;

•	interest income on the Toy Building loan, which was fully satisfied in May 2007, decreased by $786,000 during the three months ended June 30, 2007;

•	interest income decreased by $338,000 on our River City loans which were acquired during the first quarter of 2006;

•	earnings from preferred equity investment decreased by $243,000 to $1,247,000 for the three months ended June 30, 2007; and

•	interest income decreased by $59,000 related to the Wingate Inn loan which was fully satisfied during 2006.

•	equity investment in Concord (entered into on March 31, 2006) generated $2,825,000 of equity income during the three months ended June 30, 2007 as compared to $749,000 for the three months ended June 30, 2006;

•	interest income of $48,000 from our Vision loan which was originated in December 2006;

Interest expense related to our loan investments was $1,786,000 for the three months ended June 30, 2007 compared to $2,134,000 for the three months ended June 30, 2006. The decrease was due primarily to a decrease in interest expense of $296,000 related to the borrowings collateralized by our Toy Building loan, a decrease of $30,000 on our repurchase agreements and a decrease of $21,000 related to our borrowings collateralized by our River City loan.

Real Estate Securities

Income from our investments in real estate securities increased by $7,735,000 to $10,679,000 for the three months ended June 30, 2007 from $2,944,000 for the three months ended June 30, 2006. This was due primarily to an increase in gain on sale of real estate securities of $9,552,000 and an increase in dividend income of $891,000 primarily due to $1,089,000 of dividend income recognized on our investment in Lexington. These increases were partially offset by a decrease in equity in earnings from our investment in Newkirk Realty Trust, Inc. (“Newkirk”) of $1,700,000. During 2006, our investment in Newkirk was accounted for using the equity method. However, as a result of Newkirk’s merger with Lexington Realty Trust (“Lexington”) on December 31, 2006, the shares held by us in Newkirk which were subject to forfeiture became fully vested and we began accounting for our investment in Lexington as an available for s ale real estate security. This resulted in a reduction in income of $834,000 for the three months ended June 30, 2007.

Corporate Activities

Interest income earned on our cash and cash equivalents during the three months ended June 30, 2007 was $763,000 compared to $275,000 for the same period during 2006. The increase was due primarily to greater cash and cash equivalents during the three months ended June 30, 2007.

Interest expense decreased by $178,000 to $1,942,000 for the three months ended June 30, 2007 from $2,120,000 for the three months ended June 30, 2006. The decrease was primarily related to a decrease of $177,000 in interest expense incurred on our revolving line of credit because there were no outstanding borrowings during the three months ended June 30, 2007.

General and administrative expenses increased by $323,000 to $2,024,000 for the three months ended June 30, 2007 from $1,701,000 for the three months ended June 30, 2006. This was primarily due to increases in the base management fee of $366,000 as a result of the increase in our outstanding equity, partially offset by a decrease in professional fees of $72,000. All other general and administrative items remained relatively constant.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

State Income Taxes

State income taxes of $231,000 for the three months ended June 30, 2007 resulted from our anticipating taxable income for state purposes after the dividends paid deduction and utilization of net operating loss carryforwards where applicable.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations in both the short-term and long-term. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. We anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for our investment activities and dividend requirements.

Our primary sources of funds for liquidity consist of:

•	cash and cash equivalents;

•	operating cash flow derived primarily from rental income received from our Operating Properties;

•	debt service received from Loans held;

•	dividends received from our ownership of Real Estate Securities; and

•	borrowings under our credit facility.

We had cash and cash equivalents of $72,015,000 at June 30, 2007. In addition, we had $70,000,000 available under our revolving line of credit with KeyBank with the ability to increase the line to $100,000,000. In the future, we may raise additional funds through other debt financings and equity offerings. In January 2007 and April 2007, we issued a total of approximately 313,000 Common Shares for a gross sales price of approximately $2,085,000 pursuant to our Dividend Reinvestment and Stock Purchase Plan.

At June 30, 2007, there was an effective registration statement under which we can offer an aggregate of approximately $ 228,983,000 of additional equity or debt securities. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. Although to date we have not issued limited partnership interests in a transaction, we believe that this structure may facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including investments and the possible payment of dividends and distributions.

The recent events in the subprime mortgage market may have an impact on Concord’s ability to consummate additional CDO’s and/or the pricing of the CDO’s. Although Concord does not invest in subprime or residential mortgages, conditions in the financial capital markets may make issuances of future CDO’s less attractive to investors. If Concord is unable to issue future CDO’s to finance its assets, Concord may be required to seek other forms of potentially less attractive financing, and we may be required to make a larger equity investment than previously anticipated.

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $17,448,000 during the six months ended June 30, 2007. The decrease resulted from $74,605,000 of cash used in our financing activities which was partially offset by $17,932,000 of cash provided by operating activities and $39,225,000 of cash provided by our investing activities.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

Cash provided by operating activities of $17,932,000 was comprised of (i) net income of $21,477,000; (ii) net decrease due to adjustments for non-cash items of $4,976,000 and (iii) a net increase due to changes in other operating assets and liabilities of $1,431,000. See our discussion of our Results of Operations above for additional details on our operations.

Cash provided by investing activities consisted primarily of $64,242,000 of collections of loans receivable, $10,000,000 return of capital distribution, $20,277,000 of proceeds received from prepayment on our whole pool mortgage-backed securities available for sale and $21,169,000 of proceeds from the sale of real estate securities. The balance of the increase in cash from investing activities related to proceeds from preferred equity investments of $10,155,000.

The significant components of the cash we used for investing activities during the six months ended June 30, 2007 were as follows: (i) $43,658,000 for investment in our joint venture, Concord Debt Holdings; (ii) $17,669,000 for investment in our preferred equity investment; (iii) $8,318,000 for building acquisitions and capital improvements to our existing operating properties; (iv) $1,248,000 of an increase in restricted cash held in escrow; (v) $9,568,000 invested in equity investments; (vi) $2,986,000 of issuance of new loans receivable; and (vii) $3,171,000 of newly purchased securities available for sale.

During the six months ended June 30, 2007, we used cash primarily for financing activities as follows: (i) $11,777,000 for dividend payments on our Common Shares; (ii) $19,869,000 for repayment of borrowings under repurchase agreements; (iii) $45,182,000 for mortgage loan repayments; (iv) $887,000 of deferred costs; (v) $21,321,000 for distributions to minority interests; and (vi) $30,004,000 of repayment of loans.

Cash provided by financing activities was the result of $51,646,000 of mortgage loan proceeds, $2,085,000 of proceeds from our Dividend Reinvestment Plan and contributions from minority partners of $879,000.

Equity Investment in Joint Venture

As of June 30, 2007, we had contributed $125,000,000 to Concord Debt Holdings, $43,658,000 of which was contributed during the six months ended June 30, 2007. We also received a return of capital distribution of $10,000,000 from the joint venture during the six months ended June 30, 2007.

Dividends

The following table sets forth information for dividends paid per share during the six months ended June 30, 2007 and 2006:

Class of Security	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006

Common Shares (1)	$0.12	$0.06	$0.11	$—
Series A Preferred Shares (2)	$—	$—	$0.525	$—
Series B-1 Preferred Shares (3) (4)	$0.44792	$0.40625	$0.40625	$0.40625

(1)	Dividends during the period ended March 31, 2007 consist of regular $.06 quarterly dividend and a $.06 special dividend. The dividend for the period ended March 31, 2006 consists of an $.11 special dividend.
(2)	Series A Preferred Shares were redeemed in February 2006.
(3)	Dividends during the period ended March 31, 2007 consist of regular $.40625 dividend and a $.04167 special dividend. The dividend for the period ended March 31, 2006 consists of regular $.40625 dividend.
(4)	For financial statement purposes, the Series B-1 Preferred Shares are classified as debt and the dividends are recorded as interest expense.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on our cash flow and earnings. Among our liabilities are both fixed and variable rate debt. In an attempt to mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we entered into the following agreements: (i) an interest rate swap with a $26,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at June 30, 2007 of $29,495,000, from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80% and (ii) an interest rate swap on our Repurchase Agreements, which bear interest at LIBOR minus 0.003%, effectively fixing our rate at 4.045% on these financings. The notional amount of the swap was $60,838,000 at June 30, 2007.

The fair value of our fixed rate debt approximates its carrying value at June 30, 2007.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate loans at June 30, 2007 (in thousands).

	Change in LIBOR

	-3%	-2%	-1%	1%	2%	3%

Change in consolidated interest
expense	(1,327)	(884)	(442)	442	884	1,327
Pro-rata share of change in interest
expense of debt on non-consolidated
entities	(9,699)	(6,466)	(3,233)	3,233	6,466	9,699
Minority partners share	114	76	38	(38)	(76)	(114)

Proforma (increase) decrease in net
income	$(10,912)	$(7,274)	$(3,637)	$3,637	$7,274	$10,912

We believe that, due to our significant investment in non-consolidated entities, the presentation of our pro-rata share of a change in interest expense from non-consolidated entities (a non-GAAP financial measure) is important to fully understand our exposure to fluctuations in interest rates.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, our share of notes and mortgage loans receivable aggregating $424,089,000 as of June 30, 2007, which are based on variable rates partially mitigate our exposure to change in interest rates.

Market Value Risk

Our whole pool agency mortgage-backed securities are carried at their estimated fair value of $96,081,000 at June 30, 2007 with unrealized gains and losses excluded from earnings and reported in Other Comprehensive Income pursuant to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

Prepayment Risk

As we receive prepayments of principal on the whole pool agency mortgage-backed securities, premiums paid on such securities are amortized against interest income using the effective yield method through the expected maturity dates of the securities. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the securities. The amount subject to prepayment risk at June 30, 2007 was the unamortized premium of $491,000.

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

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 30, 2007, the Trust solicited the vote in connection with its Annual Meeting from its holders of its Common Shares for, among other things, the adoption of the Winthrop Realty Trust 2007 Long Term Stock Incentive Plan (the “Plan”). The meeting to vote on this matter was held on May 2, 2007 at which time the Plan was adopted by the requisite percentage of shareholders. The votes “for”, “against” and “abstentions” were 40,700,405, 2,177,307 and 50,746, respectively .

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: August 9, 2007	By:	/s/ Michael L. Ashner

Michael L. Ashner
Chief Executive Officer

Date: August 9, 2007	By:	/s/ Thomas C. Staples

Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

EXHIBIT INDEX

Exhibit	Description	Page Number

1.1	Underwriting Agreement, dated October 30, 2006 among the Trust, WRT Realty, L.P., FUR Advisors LLC and Bear, Stearns & Co., Inc., as Representative of the several Underwriters named in Schedule I attached thereto	(u)

3.1	Amended and Restated Declaration of Trust as of December 15, 2005.	(n)

3.2	Bylaws of the Trust as restated on November 8, 2005.	(l)

3.3	Amendment to Bylaws adopted January 19, 2007	(s)

3.4	Amendment to Bylaws adopted February 27, 2007	(t)

4.1	Form of certificate for Shares of Beneficial Interest.	(b)

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust.	(a)

4.3	Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005.	(g)

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest.	(k)

10.1	1999 Trustee Share Option Plan.	(c)

10.2	1999 Long Term Incentive Performance Plan.	(c)

10.3	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002.	(d)

10.4	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003 (“Stock Purchase Agreement”), including Annex A thereto, being the list of Conditions to the Offer.	(e)

10.5	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust and FUR Advisors LLC.	(l)

10.6	Amendment No. 1 to Amended and Restated Advisory Agreement dated May 17, 2006, between the Trust and FUR Advisors.	(r)

10.7	Exclusivity Services Agreement between the Trust and Michael L. Ashner.	(e)

10.8	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005.	(l)

10.9	Covenant Agreement between the Trust and FUR Investors, LLC.	(e)

10.10	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger.	(f)

10.11	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger.	(r)

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

10.12	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association.	(f)

10.13	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association.	(f)

10.14	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

10.15	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent.	(f)

10.16	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P.	(h)

10.17	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation.	(i)

10.18	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(j)

10.19	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein.	(k)

10.20	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(k)

10.21	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein.	(k)

10.22	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”).	(l)

10.23	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado.	(l)

10.24	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(l)

10.25	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust.	(l)

10.26	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust,	(l)

10.27	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership.	(l)

10.28	Undertaking, dated November 7, 2005, by FUR Holdings LLC and FUR Advisors for the benefit of the Trust.	(l)

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2007

10.29	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association.	(m)

10.30	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association.	(m)

10.31	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC.	(o)

10.32	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(o)

10.33	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC.	(p)

10.34	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006.	(q)

10.35	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan.	(v)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith

(a)	Incorporated by reference to the Trust’s 1998 Form 10-K
(b)	Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818
(c)	Incorporated by reference to the Trust’s 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(d)	Incorporated by reference to the Trust’s 2002 Form 10-K
(e)	Incorporated by reference to the Trust’s Form 8-K dated November 26, 2003
(f)	Incorporated by reference to the Trust’s Form 8-K dated November 18, 2004
(g)	Incorporated by reference to the Trust’s Form 8-K dated January 1, 2004
(h)	Incorporated by reference to the Trust’s Form 8-K dated March 18, 2005
(i)	Incorporated by reference to the Trust’s Form 8-K dated February 17, 2005
(j)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2005
(k)	Incorporated by reference to the Trust’s Form 8-K dated June 21, 2005
(l)	Incorporated by reference to the Trust’s Form 8-K dated November 10, 2005
(m)	Incorporated by reference to the Trust’s Form 8-K dated December 21, 2005
(n)	Incorporated by reference to the Trust’s 2005 Form 10-K
(o)	Incorporated by reference to the Trust’s Form 8-K dated April 4, 2006
(p)	Incorporated by reference to the Trust’s Form 8-K dated May 30, 2006
(q)	Incorporated by reference to the Trust’s Form 8-K dated July 25, 2006
(r)	Incorporated by reference to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006
(s)	Incorporated by reference to the Trust’s Form 8-K dated January 16, 2007
(t)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2007
(u)	Incorporated by reference to the Trust’s Form 8-K dated November 2, 2006
(v)	Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007