Form 10-Q
period 2007-09-30
Winthrop Realty Trust
filed 2007-11-09
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended: September 30, 2007
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

As of November 1, 2007 there were 66,224,200 Common Shares of Beneficial Interest outstanding.

Item 1. Financial Information

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2007

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
ASSETS

Investments in real estate, at cost
Land	$20,169	$19,510
Buildings and improvements	234,359	227,891
	254,528	247,401
Less - Accumulated depreciation	(17,557)	(12,932)
Investments in real estate, net	236,971	234,469

Cash and cash equivalents	55,370	89,463
Restricted cash held in escrows	5,532	4,447
Mortgage-backed securities available for sale pledged
under repurchase agreements	86,481	115,810
Loans receivable, net of reserve of $1,266 and $0, respectively	18,622	81,415
Accounts receivable, net of reserve
of $72 and $1, respectively	10,877	12,412
Available for sale securities	73,834	95,148
Preferred equity investment	74,618	73,127
Equity investments	166,759	98,101
Lease intangibles, net	33,679	36,402
Deferred financing costs, net	5,697	6,354
Assets of discontinued operations	1,124	1,159
Other assets	2,073	3,313
TOTAL ASSETS	$771,637	$851,620

LIABILITIES

Mortgage loans payable	$238,079	$232,768
Repurchase agreements	83,457	111,911
Series B-1 Cumulative Convertible Redeemable Preferred Shares of
Beneficial Interest, $25 per share liquidating preference,
3,942,832 and 3,990,000 shares authorized and outstanding at
September 30, 2007 and December 31, 2006, respectively	98,571	99,750
Loans payable	-	30,004
Accounts payable and accrued liabilities	7,227	10,306
Dividends payable	4,295	7,844
Below market lease intangibles, net	4,065	4,572
Liabilities of discontinued operations	-	828
TOTAL LIABILITIES	435,694	497,983

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	10,019	30,051

SHAREHOLDERS' EQUITY

Common Shares of Beneficial Interest, $1 par, unlimited authorized,
66,072,613 and 65,369,734 outstanding at September 30, 2007 and
December 31, 2006, respectively	66,073	65,370

Additional paid-in capital	357,167	353,719

Accumulated other comprehensive income (loss)	(13,370)	5,037

Accumulated distributions in excess of net income	(83,946)	(100,540)

Total Shareholders' Equity	325,924	323,586

TOTAL LIABILITIES, MINORITY INTEREST AND
SHAREHOLDERS' EQUITY	$771,637	$851,620

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Rents and reimbursements	$9,873	$9,727	$30,705	$27,869
Interest and dividends	2,482	3,562	10,563	10,441
	12,355	13,289	41,268	38,310

Expenses
Property operating	1,556	1,129	3,895	2,951
Real estate taxes	499	329	1,366	908
Depreciation and amortization	2,957	3,048	8,832	8,450
Interest	6,911	7,678	21,942	23,129
Provision for loss on loan receivable	-	-	1,266	-
General and administrative	2,028	1,795	5,859	5,015
State and local taxes	14	110	485	330
	13,965	14,089	43,645	40,783
Other income and expense
Assignment of exclusivity agreement - net lease assets	-	833	-	2,500
Earnings from preferred equity investments	3,044	1,887	10,441	4,856
Equity in earnings of equity investments	2,440	3,705	6,203	7,756
Gain on sale of available for sale securities	-	619	9,982	8,125
Loss on early extinguishment of debt	-	(521)	(320)	(646)
Interest income	565	175	2,432	679
	6,049	6,698	28,738	23,270

Income from continuing operations before
minority interest	4,439	5,898	26,361	20,797

Minority interest	(40)	737	502	2,088

Income from continuing operations	4,479	5,161	25,859	18,709

Discontinued operations
Income from discontinued operations	891	25	988	81

Net income	$5,370	$5,186	$26,847	$18,790

Comprehensive income
Net income	$5,370	$5,186	$26,847	$18,790
Change in unrealized gain (loss) on available for sale
securities arising during the period	(2,785)	1,194	(2,646)	4,953
Change in unrealized loss on mortgage-backed securities
available for sale arising during the period	273	1,020	938	648
Change in unrealized gain on interest rate derivatives
arising during the period	(641)	(1,188)	(884)	(46)
Change in unrealized gain (loss) from equity investments	(6,903)	-	(5,833)	-
Less reclassification adjustment from gains
included in net income	-	(619)	(9,982)	(8,125)

Comprehensive income (loss)	$(4,686)	$5,593	$8,440	$16,220

Per Common Share data - Basic (1)
Income from continuing operations	$0.07	$0.10	$0.35	$0.37
Income from discontinued operations	0.01	0.00	0.01	0.00
Net income	$0.08	$0.10	$0.36	$0.37

Per Common Share data - Diluted
Income from continuing operations	$0.07	$0.10	$0.35	$0.36
Income from discontinued operations	0.01	0.00	0.01	0.00
Net income	$0.08	$0.10	$0.36	$0.36

Basic Weighted-Average Common Shares	65,846	45,694	65,676	42,696
Diluted Weighted-Average Common Shares	65,912	45,758	65,742	65,589

(1) As restated for the three and nine months ended September 30, 2006. See Note 17.
See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2007

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)

				Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income

	Common Shares of Beneficial Interest		Additional Paid-In Capital
	Shares	Amount				Total
Balance, December 31, 2006	65,370	$65,370	$353,719	$5,037	$(100,540)	$323,586

Net income	-	-	-	-	26,847	26,847

Dividends paid or accrued on Common Shares of Beneficial Interest ($0.185 per share)	-	-	-	-	(12,169)	(12,169)

Change in unrealized gain on available for sale securities, net of reclassification adjustment for amounts included in net income	-	-	-	(12,628)	-	(12,628)

Change in unrealized loss on mortgage-backed securities	-	-	-	938	-	938

Change in unrealized gain on interest rate derivatives	-	-	-	(884)	-	(884)

Change in unrealized gain (loss) from equity investments	-	-	-	(5,833)		(5,833)

Stock issued pursuant to dividend reinvestment plan	441	441	2,531	-	-	2,972

Conversion of Series B-1 preferred shares to common shares	262	262	917	-	-	1,179

Cumulative effect of a change in accounting principle	-	-	-	-	1,916	1,916

Balance, September 30, 2007	66,073	$66,073	$357,167	$(13,370)	$(83,946)	$325,924

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2007

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30
	2007	2006
Cash flows from operating activities
Net income	$26,847	$18,790
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization (including amortization of deferred
financing costs)	6,046	5,707
Amortization of lease intangibles	4,202	4,172
Straight-lining of rental income	(744)	150
Earnings of preferred equity investments less than (in excess of) distributions	(8)	12
Earnings in excess of distributions of equity investments	(6,203)	(3,076)
Restricted cash held in escrows	213	(31)
Minority interest	502	2,088
Gain on sale of available for sale securities	(9,982)	(8,125)
Loss from early extinguishment of debt	320	126
Provision for loss on loan receivable	1,266	-
Decrease in deferred income	-	(2,500)
Bad debt expense (recovery)	71	(20)
Interest receivable on loans	198	357
Net changes in other operating assets and liabilities	1,049	3,395

Net cash provided by operating activities	23,777	21,045

Cash flows from investing activities
Investments in real estate	(8,884)	(37,194)
Proceeds from sale of limited liability partnership interest	-	580
Proceeds from repayments of mortgage-backed securities available for sale	30,094	26,201
Investment in equity investments	(78,288)	(62,459)
Investment in preferred equity investments	(17,669)	(1,484)
Return of equity on equity investments	10,000	-
Proceeds from limited liability company	-	1,050
Proceeds from preferred equity investments	16,162	3,264
Purchase of available for sale securities	(3,171)	(2,463)
Proceeds from sale of available for sale securities	21,169	28,572
Increase in restricted cash held in escrows	(1,408)	(2,839)
Issuance and acquisition of loans receivable	(2,986)	(20,519)
Collection of loans receivable	64,315	8,027

Net cash provided by (used in) investing activities	29,334	(59,264)

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2007

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued from previous page)
	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from financing activities
Repayment of borrowings under repurchase agreements	$(28,454)	$(25,155)
Proceeds from mortgage loans payable	51,646	88,745
Restricted cash held in escrows	110	-
Principal payments of mortgage loans payable	(46,335)	(30,625)
Payments of loans payable	(30,004)	(16)
Proceeds from revolving line of credit	-	67,000
Payment of revolving line of credit	-	(76,000)
Deferred financing costs	(887)	(1,668)
Contribution by minority interests	787	2,607
Distribution to minority interests	(21,321)	(2,573)
Issuance of Common Shares	-	27,122
Dividends paid on Series A Preferred Shares	-	(516)
Dividends paid on Common Shares	(15,718)	(9,397)
Dividend reinvestment plan proceeds	2,972	-

Net cash (used in) provided by financing activities	(87,204)	39,524

Net (decrease)increase in cash and cash equivalents	(34,093)	1,305
Cash and cash equivalents at beginning of period	89,463	19,018
Cash and cash equivalents at end of period	$55,370	$20,323

Supplemental Disclosure of Cash Flow Information

Interest paid	$21,259	$21,431

Taxes paid	$472	$599

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on Common Shares	$4,295	$2,742

Capital expenditures accrued	$194	$-

Conversion of Series B Preferred Shares	$1,179	$250

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Winthrop Realty Trust is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 15, 2005 (the “Declaration of Trust”).  The Trust’s principal business activity is the direct and indirect ownership and management of, and lending to, real estate and related investments. The Trust is a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  The Trust conducts its business through WRT Realty L.P., a Delaware limited partnership (the “Operating Partnership”). The Trust is the sole general partner of and owns, directly and indirectly, 100% of the limited partnership interests in the Operating Partnership.  All references to the “Trust” refer to Winthrop Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement have been included.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated financial statements represent the consolidated results of Winthrop Realty Trust, its wholly-owned taxable REIT subsidiary, WRT TRS Management Corp., the Operating Partnership, wholly-owned subsidiaries and certain partially-owned entities in which the Operating Partnership owns either (i) a controlling interest or (ii) is the primary beneficiary.  All significant intercompany amounts have been eliminated.  The Trust accounts for its investments in companies in which it has the ability to significantly influence, but does not have a controlling interest, by using the equity method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with maturities of three months or less.  Previously the Trust reported interest income earned on cash and cash equivalents as revenue.  Commencing in 2007, the Trust determined that it should classify interest income earned on cash and cash equivalents as other income.   Although the Trust believes this interest income was not material to prior periods, the Trust has elected to revise the prior period classification for consistency purposes.

Reclassifications

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, due to the reporting of assets classified as held for sale as discontinued operations, certain prior year balances have been reclassified in order to conform to the current year’s presentation.

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.         Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the amounts of revenue and expenses during the reporting period.  The estimates that are particularly susceptible to change relate to management’s estimate of the impairment of real estate, loans and investments in joint ventures and whether there have been other-than-temporary impairments to the value of the Trust’s real estate securities for sale and mortgage-backed securities available for sale.  In addition, estimates are used when accounting for the allowance for doubtful accounts.  All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

Loan Loss Provision

The Trust evaluates its loans for possible impairment on a quarterly basis.  In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Trust will not be able to collect all amounts due according to the contractual terms of the loan.  Impairment is then measured based on the present value of expected future cash flows or if the loan is collateral dependent, the fair value of the collateral.  When a loan is considered to be impaired, the Trust will establish a reserve for loan losses and record a corresponding charge to earnings.  Significant judgments are required in determining impairment.  The Trust does not record interest income on impaired loans.  Any cash receipts on impaired loans are recorded as a recovery reducing the reserve for loan losses.  As of September 30, 2007, the Trust recorded a $1,266,000 provision for loss on loan receivable related to one of its loans.

Earnings Per Share

The Trust has calculated earnings per share in accordance with SFAS No.128, Earnings Per Share and EITF 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128 Earnings Per Share.”  SFAS No.128 requires that common share equivalents be excluded from the weighted-average shares outstanding for the calculation of basic earnings per share.  EITF 03-06 requires the computation of earnings per share reflect the impact of participating securities.  The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic
Income from continuing operations	$4,479	$5,161	$25,859	$18,709
Allocation of undistributed earnings to Series B-1 Preferred Shares	(136)	(603)	(3,132)	(3,036)
Income from continuing operations	4,343	4,558	22,727	15,673

Income from discontinued operations	891	25	988	81

Net income applicable to Common Shares	$5,234	$4,583	$23,715	$15,754

Basic weighted-average Common Shares	65,846	45,694	65,676	42,696

Income from continuing operations	$0.07	$0.10	$0.35	$0.37
Income from discontinued operations	0.01	-	0.01	-
Net income per Common Share – Basic	$0.08	$0.10	$0.36	$0.37

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Diluted
Income from continuing operations	$4,479	$5,161	$25,859	$18,709
Allocation of undistributed earnings to Series B-1 Preferred Shares	(136)	(603)	(3,132)	-
Interest expense – Series B-1 Preferred Shares	-	-	-	4,864
Income from continuing operations	4,343	4,558	22,727	23,573
Income from discontinued operations	891	25	988	81
Net income applicable to Common Shares	$5,234	$4,583	$23,715	$23,654

Basic weighted-average Common Shares	65,846	45,694	65,676	42,696
Convertible Preferred Shares (1)	-	-	-	22,831
Stock options	66	64	66	62
Diluted weighted-average Common Shares	65,912	45,758	65,742	65,589

Income from continuing operations	$0.07	$0.10	$0.35	$0.36
Income from discontinued operations	0.01	-	0.01	-
Net income per Common Share – Diluted	$0.08	$0.10	$0.36	$0.36

(1)
The Trust’s Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series A Shares”), which were redeemed for the Trust’s Common Shares of Beneficial Interest (“Common Shares”) on February 7, 2006, were dilutive for the nine months ended September 30, 2006 and the Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Shares”) were dilutive for the nine months ended September 30, 2006.  The Series B-1 Shares were anti-dilutive for the other periods presented.

The holders of the Series B-1 Shares are entitled to receive cumulative preferential dividends equal to the greater of (i) 6.5% of the liquidation preference or (ii) cash dividends paid on the Common Shares.

The Trust had previously reported net income per Common Share – basic of $0.44 for the nine months ended September 30, 2006 and $0.11 for the three months ended September 30, 2006.  This computation has been corrected in this filing to apply the provisions of EITF 03-06.

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) – Consolidation of Variable Interest Entities (“FIN 46R”) requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. The primary beneficiary is the party that incurs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.  As of September 30, 2007, the Trust has identified each of (i) the loan acquired by WRT Marc RC LLC (the “River City Loan”) (see Note 5), (ii) its interest in WRT-Vision Holding LLC (“WRT-Vision Holding”), (iii) its joint venture with Sealy & Company, Inc. (“Sealy”) in Nashville, Tennessee and (iv) four convertible mezzanine loans related to its preferred equity investment in the Marc Realty portfolio to be variable interests in a VIE.

The Trust has determined that (i) it is not the primary beneficiary of the underlying borrowing entity of the River City Loan and accounts for this investment as a loan receivable, (ii) it is the primary beneficiary of WRT-Vision Holding and consolidates this investment, (iii) it is not the primary beneficiary in the Sealy Joint Venture and utilizes equity accounting for this investment, and (iv) it is not the primary beneficiary of the underlying borrowing entity of the four mezzanine loans and accounts for this investment as a preferred equity investment.

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.         Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation, effective for fiscal years beginning after December 15, 2006, was adopted by the Trust January 1, 2007, and resulted in a $1,916,000 increase to shareholders’ equity which has been classified on the Statement of Shareholders’ Equity as a cumulative effect of a change in accounting principle.  Such adjustment resulted from management’s assessment that a liability previously established for an uncertain tax position pursuant to FAS 5 “Accounting for Contingencies” was no longer required.  In accordance with the provision of FIN 48, the Trust deemed it more likely than not that the relevant tax position would be sustained.  As of September 30, 2007, the Trust does not have any liability for uncertain tax positions.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements.  This Statement relates to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This Statement does not require any new fair value measurement methodologies, but for some entities the application of this Statement will change current practice.  For example, market participant assumptions are to include assumptions about the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique.  Market participant assumptions are also to include assumptions about the effect of a restriction on the sale or use of an asset, and a fair value measurement for a liability is to reflect its nonperformance risk.  The Trust is currently evaluating what impact the adoption of SFAS No.157 will have on the Trust’s consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option Financial Assets and Financial Liabilities.  This Statement provides a “Fair Value Option” under which a company may irrevocably elect fair value as the measurement attribute for certain financial assets and liabilities.  This Fair Value Option will be available on an instrument by instrument basis with changes in fair value recognized in earnings as those changes occur.  The effective date of this Statement is the beginning of the first fiscal year end that begins after November 15, 2007. The Trust believes that the adoption of SFAS No.159 will not have a material affect on its consolidated financial statements.

On June 19, 2007 the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1"). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are investment companies under SOP 07-1, it also addresses whether the specialized industry accounting principles of the Guide (referred to as investment company accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, this SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor.  SOP 07-1 was to be effective for the Company’s 2008 fiscal year, however, in October 2007, the FASB agreed to propose an indefinite delay of the effective date of SOP 07-1.

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions, Loan Originations, Dispositions and Financings

Acquisitions, Loan Originations

On July 20, 2007, the tender offer made by Lex-Win Acquisition LLC (“Lex-Win”), an entity in which the Trust holds a 28% ownership interest, to acquire up to 45,000,000 shares of common stock in Wells Real Estate Investment Trust, Inc. (“Wells”) (now known as Piedmont Office Realty Trust, Inc.) at a price per share of $9.30 expired.  At the expiration of the offer, Lex-Win had received tenders based on the letters of transmittal it received for approximately 4,800,000 shares representing approximately 1% of the outstanding shares in Wells.  After submission of the letters of transmittal to Wells, the actual number of shares acquired in Wells was approximately 3,900,000.  The Trust accounts for this investment using the equity method of accounting.

On July 24, 2007, a venture in which the Trust holds a 60% interest foreclosed on its loan receivable, collateralized by approximately 241,000 square feet of commercial space and an indoor parking garage with 133 spaces located at 800 South Wells, Chicago, Illinois and commonly referred to as River City.  Following an additional appeal, the foreclosure sale was confirmed and finalized on October 2, 2007 and the venture acquired title to the property.  Effective October 2, 2007, the Trust now accounts for this as a real estate investment on its Balance Sheet and records property operations in its Statement of Operations.  See Note 5 for additional information.

Loan Satisfaction/Dispositions

On September 12, 2007, one of the properties in the Marc Realty portfolio, 216 West Jackson, Chicago, Illinois, in which the Trust held a 7.65% convertible mezzanine loan and a preferred interest, was sold to an unaffiliated third party.  The Trust received $7,527,000, exclusive of interest, on its original investment of $5,913,000.

Financings

On July 23, 2007, the Trust entered into work-out agreements with Vision Property Services, LLC (“Vision”), the borrower under the $1,250,000 term loan and $1,000,000 line of credit (the “Vision Loans”) made by the Trust to Vision.  Pursuant to the work-out agreements (i) Vision transferred to WRT-Vision Holding (an entity owned by the Trust and Vision) its ownership interests in three entities (the “Transferred Entities”)  that own an interest in multi-family apartment buildings located in Littleton, Colorado, Overland Park, Kansas and Kansas City, Kansas, (ii) WRT-Vision Holding assumed the obligations under the Vision Loans, (iii) the interest rate on the Vision Loans was reduced to 12% per annum, and (iv) the operating agreement of WRT-Vision Holding was modified to provide that the Trust was effectively the managing member of WRT-Vision Holding.  All distributions by WRT-Vision Holding after satisfaction of the Vision Loans, plus any additional advances made by the Trust on account of the Transferred Entities plus interest on such advances at 15% per annum (the “Additional Advances”), are to be made 50% to the Trust and 50% to Vision, except for proceeds from the Creekwood investment which are allocated 96% to the Trust and 4% to Vision.  In addition, Vision has the right to acquire from WRT-Vision Holding its interest in the Transferred Entities at any time prior to July 23, 2008 for a purchase price equal to the then outstanding balance of the Vision Loans plus the Additional Advances.

Due to the uncertainty as to the collectability of the $1,250,000 term loan to Vision, the Trust has recorded a provision for loan loss of $1,266,000 representing the total loan receivable balance including accrued interest of $16,000 at June 30, 2007.

4.	Mortgage-Backed Securities Pledged Under Repurchase Agreements

At September 30, 2007 and December 31, 2006, all of the Trust’s mortgage-backed securities, consisting of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”)

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Mortgage-Backed Securities Pledged Under Repurchase Agreements (Continued)

whole pool certificates, were classified as available-for-sale and, as such, were carried at their estimated fair value based on prices obtained from a third party.

The following table presents the amortized cost and fair value of the Trust’s mortgage-backed securities at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Cost	$85,702	$115,726
Unrealized loss	(49)	(987)
Interest payment receivable	393	463
Unamortized premium	435	608

Carrying value/estimated fair value	$86,481	$115,810

The unrealized losses are a result of changes in interest rates of the securities.  All the mortgage-backed securities are performing according to their terms.  Although not rated, whole pool agency mortgage-backed securities carry an implied AAA rating and are guaranteed as to principal and interest by Fannie Mae or Freddie Mac.  Furthermore, the Trust intends to hold these securities until maturity.  Although interest rates are difficult to predict, the Trust believes that it will recover its cost in such securities on or before maturity. Accordingly, although the period of continuous unrealized loss position is more than twelve months, the Trust has determined that these impairments are temporary.

The mortgage-backed securities bear interest at a weighted average interest rate of 5.041% based on balances outstanding at September 30, 2007.  The mortgage-backed securities have a weighted average life of 30.28 years.  See Note 9 – Repurchase Agreements for information pertaining to the borrowings collateralized by these investments.

5.	Loans Receivable

On March 29, 2006, the Trust, through two ventures (WRT-Marc RC LLC and WRT-Marc RC Land LLC) in which the Trust holds a 60% interest and Marc Realty owns the remaining 40% interest, acquired (i) a loan with a principal balance of $11,750,000 which was collateralized by a first leasehold mortgage on River City (the “Commercial Loan”), and (ii) a loan with a principal balance of $5,915,000 which was collateralized by a first priority mortgage on both the land underlying the River City property and the unsold residential condominium units at the River City property (the “Land Loan”).  The Commercial Loan was in default at the time of acquisition and WRT-Marc RC, the entity that acquired the Commercial Loan, commenced foreclosure proceedings on the Commercial Loan.  The holder of the junior loan on the property collateralizing the Commercial Loan filed in the name of the debtor for protection under Chapter 11 of the United States Bankruptcy Act.  The bankruptcy proceeding was dismissed, and on October 2, 2007, the venture’s foreclosure on the Commercial Loan was confirmed and finalized and it acquired title to the property.  Effective October 2, 2007, the Trust now accounts for this as a real estate investment on its Balance Sheet and records property operations in its Statement of Operations.

Also, during October 2007 the Land Loan was fully paid.  The Trust consolidates both the Commercial Loan and Land Loan ventures in its financial statements.

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable (Continued)

The following table summarizes the Trust’s loans receivable at September 30, 2007 and December 31, 2006 (in thousands):

				Carrying Amount (1)
Property/Collateral	Location	Interest Rate	Maturity	September 30, 2007	December 31, 2006

Toy Building (2)	New York, NY	LIBOR plus 5.6%	April 2008	$-	$59,816

River City - Commercial (3)	Chicago, IL	9.75%	February 2006	12,326	12,082

River City – Land (4)	Chicago, IL	10%	December 2007	46	4,117

Various (5) (6)	Chicago, IL	8.5%	(6)	6,250	4,148

Vision Term Loan	Partnership Interests	15%	December 2011	-	1,252
				$18,622	$81,415

(1)	The carrying amount includes accrued interest of $621,000 and $834,000 at September 30, 2007 and December 31, 2006, respectively.
(2)	This loan was paid May 16, 2007.
(3)	The River City Commercial Loan was foreclosed upon on July 24, 2007 and following an appeal, the foreclosure was confirmed and finalized on October 2, 2007.
(4)	The River City-Land loan was paid in October 2007.
(5)	Tenant improvement and capital expenditure loans with respect to certain of the properties in the Marc Realty portfolio which mature from July 2012 to November 2013.
(6)	Collateralized by a subordinate mortgage or the ownership interests in the property owner.

All the loans, except River City – Commercial which was in default at the time of acquisition and Vision Term Loan, are performing according to their terms.  The Trust believes that the full amount of the non-performing River City - Commercial loan is recoverable and accordingly, no impairment has been recorded. The fair market value of the underlying collateral is greater than the outstanding loan balance at September 30, 2007.

Due to the uncertainty as to the collectibility of the Vision Term Loan, the Trust has recorded a provision for loan loss of $1,266,000 representing the total loan receivable balance including accrued interest of $16,000 at September 30, 2007 (see Note 3).

Activity related to mortgage loans receivable is as follows (in thousands):

2007

Balance at January 1	$81,415
Purchases and advances made	2,986
Interest (received) accrued, net	(198)
Repayments	(64,315)
Reserve	(1,266)

Balance at September 30	$18,622

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.         Available for Sale Securities

The following is a summary of Available for Sale Securities at September 30, 2007 (in thousands):

Name	Date Acquired	Cost at September 30, 2007	Unrealized Gain (Loss) at September 30, 2007	Balance at September 30, 2007

America First Apartment Investors, Inc.	11/30/05	$14	$11	$25

Lexington Realty Trust	12/31/06	77,801	(7,989)	69,812

Other real estate securities	Various	4,292	(295)	3,997

		$82,107	$(8,273)	$73,834

The unrealized loss on the Lexington Realty Trust securities is the result of a decrease in the trading price of the stock since the acquisition of the securities.  The Trust’s present intention is to hold these securities and believes that it will recover its investment.  Accordingly, the Trust has determined that this impairment is temporary.

7.	Preferred Equity Investments

At September 30, 2007, the Trust’s Marc Realty portfolio consisted of one first mortgage bridge loan, two participating second mortgage loans and 19 convertible mezzanine loans, together with an equity investment in each mezzanine borrower, in the aggregate amount of approximately $73,246,000.  Each loan is collateralized by the applicable borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex primarily in the Chicago business district or suburban area.  Each borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the borrower holds a 75% interest in the Property Owner. Each loan, other than the first mortgage bridge loan, bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only.   The first mortgage bridge loan, in the amount of $17,669,000, bears interest at 7.32%, requires monthly payments of interest only and matures on June 20, 2008.

The second mortgage and mezzanine loan agreements contain conversion rights.  The Trust has the right to cause each loan to be converted into an ownership interest.  Marc Realty will have the right to convert the Trust’s loan into an ownership interest commencing February 2008.

In connection with the equity interest acquired in each of the borrowers,  the Trust is entitled to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts in excess of that required to fully satisfy all of the debt encumbering that property, including the respective loan, and a return to the borrower of its deemed equity (the agreed value of the applicable property at inception of the loans less all debt encumbering that property including the loan made by the Trust) plus a 7.65% return thereon.

At inception of each such participating investment,  management determines whether it should be accounted for as a loan, as a real estate venture using the equity method, or as a direct investment in real estate.

The Trust agreed to advance approximately $8,540,000 to cover the costs of tenant improvements and capital expenditures at the remaining 22 properties.  The Trust had advanced $7,257,000 and $4,116,000 at September 30, 2007 and December 31, 2006, respectively.

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Equity Investments (Continued)

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of	As of
	September 30, 2007	December 31, 2006
Condensed Balance Sheet
Investment in real estate, net	$161,944	$147,166
Prepaid expenses and deposits in escrow	8,377	15,569
Cash and cash equivalents	2,473	2,451
Receivables and other assets	18,491	27,568

Total Assets	$191,285	$192,754

Nonrecourse mortgage debt	$248,561	$259,547
Other liabilities	22,587	23,039

Total Liabilities	271,148	282,586

Members' Deficit	(79,863)	(89,832)

Total Liabilities and Members' Deficit	$191,285	$192,754

On the Trust's Consolidated Balance Sheet:
Preferred Equity Investment (1)	$74,618	$73,127

(1) Includes capitalized acquisition cost of $870 and $1,073 at September 30, 2007 and December 31, 2006, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Condensed Statements of Operations
Revenue	$17,223	$17,508	$48,218	$51,615
Operating expenses	(7,526)	(7,271)	(24,910)	(21,088)
Interest expense	(4,863)	(4,815)	(12,923)	(13,667)
Real estate taxes	(3,013)	(3,117)	(8,780)	(8,742)
Depreciation and amortization	(3,321)	(2,598)	(9,793)	(7,470)
Other expenses	(760)	(1,237)	(2,112)	(4,317)
Gain on sale of property	11,623	-	38,251	-

Net income (loss)	$9,363	$(1,530)	$27,951	$(3,669)

On the Trust's Consolidated
Statement of Operations and Comprehensive Income:
Earnings from preferred equity investment	$3,044	$1,887	$10,441	$4,856

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Equity Investments

The Trust’s equity investments at September 30, 2007 are summarized as follows (in thousands):

	Concord Debt Holdings, LLC	Sealy Northwest Atlanta, LP	Sealy Airpark Nashville L.P.	Lex-Win Acquisition LLC	Total
Equity investments at December 31, 2006	92,682	5,419	-	-	98,101
Investments	56,158	-	9,308	12,822	78,288
Return of capital on equity investments	(10,000)	-	-	-	(10,000)
Equity in other comprehensive loss	(5,833)	-	-	-	(5,833)
Equity in earnings (loss)	7,534	(502)	(790)	(39)	6,203

Equity investments, September 30, 2007	$140,541	$4,917	$8,518	$12,783	$166,759

Concord Debt Holdings, LLC

On March 31, 2006, the Trust entered into a joint venture with The Lexington Master Limited Partnership (the “MLP”) which is now an operating partnership of Lexington Realty Trust, an entity in which the Trust’s Chairman and Chief Executive Officer is the Executive Chairman, to acquire and originate loans collateralized, directly and indirectly, by real estate assets through Concord Debt Holdings LLC (f/k/a 111 Debt Holdings LLC) (“Concord”).  The joint venture is owned equally by the Trust and the MLP.  On September 18, 2007 the Trust and the MLP each committed to fund an additional $12,500,000 to Concord.  At September 30, 2007, the Trust and the MLP have each funded $137,500,000 to Concord.  In addition, Concord has entered into repurchase agreements with various financial institutions pursuant to which the joint venture leverages the assets held in the joint venture.

Summary financial information of Concord is as follows (in thousands):

	As of	As of
	September 30, 2007	December 31, 2006
Condensed Balance Sheets
Cash and restricted cash	$15,390	$148,261
Real estate debt investments	863,765	333,816
Available for sale securities, at fair value	188,905	117,054
Other assets	13,206	10,744

Total Assets	$1,081,266	$609,875

Repurchase agreements	418,861	43,893
Secured debt obligations	376,650	376,650
Accounts payable and other liabilities	4,418	2,347
Other comprehensive income (loss)	(11,666)	1,152
Members' equity	293,003	185,833

Total liabilities and members' equity	$1,081,266	$609,875

On the Trust's Consolidated Balance Sheets:
Equity Investment in joint venture	$140,541	$92,682

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Equity Investments (Continued)

Concord Debt Holdings, LLC (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006 (1)
Condensed Statements of Operations
Interest and other income	$19,937	$4,629	$48,141	$6,278
Loss from change in fair market value
of interest rate derivatives	-	(3,759)	-	(2,967)
Interest expense	(12,901)	(2,067)	(29,510)	(2,691)
General and administrative	(1,134)	(344)	(3,564)	(662)

Net income (loss)	$5,902	$(1,541)	$15,067	$(42)

On the Trust's Consolidated
Statement of Operations and
Comprehensive Income:
Equity in earnings of equity investment	$2,952	$(770)	$7,534	$(21)
(1)         Commenced operations March 31, 2006.

Concord’s loan assets are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be impaired.  Concord’s bonds are treated as available for sale securities and, accordingly, are marked-to-market on a quarterly basis based on valuations provided by an independent third party.  The unrealized loss on Concord’s bonds is the result of a decrease in the value provided by the third party compared to the acquisition cost of the securities.  Concord’s present intention is to hold these securities, believes that it has the ability to do so and will recover its investment.  Accordingly, Concord has determined that this impairment is temporary.

Information pertaining to the repurchase agreements collateralized by the investments and available for sale securities as of September 30, 2007 and December 31, 2006 is as follows (dollars in thousands):

			September 30, 2007		December 31, 2006
	Line Amount		Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value

Repurchase agreement with Credit Suisse,
Inc. as counter-party, expiration March 2009,
renewable monthly, interest is variable based on
one month LIBOR plus 95 to 135 basis points,
weighted average of 6.28% and 6.70%, respectively	$350,000		$320,835	$422,939	$30,293	$47,250

Repurchase agreement with Bear Stearns & Co.,
Inc. as counter-party, expiration November 30, 2008,
renewable monthly, interest is variable based on
one month LIBOR plus 35 to 115 basis points,
weighted average of 5.95% and 5.67%, respectively	150,000		56,156	78,601	13,600	17,000

Repurchase agreement with RBS Greenwich Capital, Inc.
as counter-party, expiration November 15, 2007,
renewable monthly, interest is variable based on
one month LIBOR plus 100 basis points,
weighted average of 5.14%	41,870	(1)	41,870	55,827	-	-

	$541,870		$418,861	$557,367	$43,893	$64,250

(1)         Concord is currently negotiating an extension on this line.

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8.	Equity Investments(Continued)

Concord Debt Holdings, LLC (Continued)

Collateralized Debt Obligations

The following table outlines borrowings under Concord’s collateralized debt obligations as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007			December 31, 2006
	Debt Carrying Value	Collateral Carrying Value		Debt Carrying Value	Collateral Carrying Value

CDO I – Issued seven investment grade tranches December 21, 2006. Reinvestment period through December 21, 2011. Interest rate variable based on one-month LIBOR; the weighted average note rate was 5.636% and 5.855%, respectively	$376,650	$454,352	(1)	$376,650	$361,635	(1)
(1)  Value excludes cash of $191 and $96,130 at September 30, 2007 and December 31, 2006, respectively.

9.        Repurchase Agreements

Information pertaining to the repurchase agreements collateralized by the mortgage-backed securities as of September 30, 2007 and December 31, 2006 is as follows (dollars in thousands):

	September 30, 2007		December 31, 2006
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value

Repurchase agreement with Bear Stearns & Co.,
Inc. as counter-party, expiration October 25, 2007,
renewable monthly, interest is variable based on
one-month LIBOR minus 3 basis points	$54,021	$55,884	$72,545	$75,029

Repurchase agreement with Bear Stearns & Co.,
Inc. as counter-party, expiration October 25, 2007,
renewable monthly, interest is variable based on
one-month LIBOR minus 3 basis points	10,016	10,383	16,296	16,893

Repurchase agreement with Bear Stearns & Co.,
Inc. as counter-party, expiration October 25, 2007,
renewable monthly, interest is variable based on
one-month LIBOR minus 3 basis points	19,420	20,214	23,070	23,888

	$83,457	$86,481	$111,911	$115,810

As of September 30, 2007 and December 31, 2006, the borrowing rate on the Trust’s repurchase agreements was 5.11% and 5.33%, respectively, and they are renewable monthly.  Subsequent to September 30, 2007, each repurchase agreement was renewed through November 25, 2007.

Cumulatively through September 30, 2007, the Trust paid down $2,625,000 on its repurchase agreements in connection with margin calls.  Margin calls are required if the collateral carrying value falls below the face value of the debt.

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt

The Trust’s debt is summarized as follows (in thousands):
	Maturity	Spread Over LIBOR/Prime	Interest Rate as of September 30, 2007	Balance as of September 30, 2007	Balance as of December 31, 2006
Mortgage Loans Payable
Fixed Interest Rate:

Amherst, NY	October 2013	--	5.65%	17,365	17,622
Indianapolis, IN	April 2015	--	5.82%	4,463	4,508
Houston, TX	April 2016	--	6.66%	70,446	72,270
Andover, MA	February 2011	--	6.60%	6,531	6,610
S. Burlington, VT	February 2011	--	6.60%	2,799	2,833
Chicago, IL	March 2016	--	5.75%	21,600	21,600
Lisle, IL	June 2016	--	6.26%	24,600	24,600
Lisle, IL	March 2017	--	5.55%	5,600	--
Kansas City, KS	June 2012	--	7.04%	5,846	--
Orlando, FL	July 2017	--	6.40%	40,140	--

Variable Interest Rate:

Various	June 2009	LIBOR + 1.75%	(1)	29,189	69,549
Chicago, IL	March 2008	Prime + 0.50%	8.75%	9,500	9,500
Chicago, IL	March 2008	Prime + 0.50%	(2)	-	3,676

Total Mortgage Loans Payable				$238,079	$232,768

Loans Payable:

Collateralized by venture
participation in the Toy
Building Loan	April 2008	LIBOR + 3.00%	(3)	$-	$30,000
Miscellaneous	February 2007	--	7.50%	-	4

				$-	$30,004

(1)
As a result of the Trust entering into an interest rate swap agreement in the notional amount of $26,000,000, the Trust has effectively converted the floating interest rate to a fixed rate of 5.80% through December, 2009.  The remaining principal amount of $3,189,000 remains variable at LIBOR plus 1.75% (which equated to 7.125% at September 30, 2007).

(2)	Loan was paid on July 9, 2007.
(3)	Loan was paid on May 16, 2007.

11.	Revolving Line of Credit

The Trust has a line of credit with KeyBank National Association (“KeyBank”) pursuant to which the Trust can borrow on a revolving basis up to $70,000,000, subject to increase to $100,000,000.  The revolving credit line matures December 16, 2008 with the option by the Trust to extend the term for an additional year.  Amounts borrowed under the revolving credit line bear interest at rates based on the Trust’s leverage ratio and range from LIBOR plus 1.5% to LIBOR plus 2.25%.  In addition, to the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 1.35%.  The Trust is required to pay a 15 or 25 basis point fee on the unused portion of the line, depending upon the outstanding balance borrowed.  The Trust paid fees of $45,000 and $133,000 on the unused portion of the line for the three and nine months ended September 30, 2007.

At September 30, 2007 and December 31, 2006, there were no amounts outstanding under the credit line.

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.	Hedge Instruments

The table below presents information about the Trust’s interest rate swaps at September 30, 2007 (dollars in  thousands):
Maturity	Swap Rate	Notional Amount of Hedge		Cost of Hedge	Estimated Fair Value/ Carrying Value	Unrealized Gain on Settled Swap	Gross Unrealized Loss For the Three Months Ended September 30, 2007	Gross Unrealized Loss For the Nine Months Ended September 30, 2007
December 2009	4.05%	$26,000	(1)	$-	$233	$327	$(500)	$(435)

January 2008	4.055%	$54,021	(2)	$-	$225	$-	(141)	(449)
							$(641)	$(884)

(1)           represents a swap agreement related to the KeyBank loan collateralized by the Finova portfolio.
(2)           represents a swap agreement related to the repurchase agreements with Bear Stearns & Co.

The Trust made a $40,000,000 prepayment on its floating rate debt during the second quarter of 2007.  As a result, the Trust settled a portion of its existing interest rate swap with a notional amount of $14,000,000 for $366,000 resulting in an unrealized gain which will be amortized to income over the remaining life of the swap.

No hedge ineffectiveness as defined by FAS No. 133 on cash flow hedges was recognized for the three and nine months ended September 30, 2007.

13.	Common Shares of Beneficial Interest

Pursuant to its Dividend Reinvestment Plan, the Trust issued (i) approximately 178,000 Common Shares on January 16, 2007 for a gross sales price of $1,200,000 (approximately $6.73 per share), (ii) approximately 135,000 Common Shares on April 16, 2007 for a gross sales price of $885,000 (approximately $6.56 per share), (iii) approximately 128,000 Common Shares on July 16, 2007 for a gross sales price of $887,000 (approximately $6.95 per share) and (iv) approximately 152,000 Common Shares on October 15, 2007 for a gross sales price of $950,000 (approximately $6.27 per share).  In addition, during the nine months ended September 30, 2007, the Trust issued 262,044 Common Shares in connection with the conversion of 47,168 Series B-1 Shares.

14.	Discontinued Operations

At September 30, 2007 and December 31, 2006, assets of discontinued operations consist of the Trust’s St. Louis, Missouri property.

The City of St. Louis has commenced a condemnation proceeding with respect to the Trust’s property in St. Louis, Missouri.  The City is seeking to take the property as part of an area-wide redevelopment program.  The property, which is currently vacant, is leased to The Kroger Company pursuant to a net lease with a term scheduled to expire October 31, 2010 and annual rent of $233,000.  Pursuant to the terms of the lease, the tenant is required to make a revocable offer to purchase the property at a scheduled price at such time as a condemnation occurs.  The scheduled price, which decreases over time, is in excess of the existing principal balance due on the loan collateralized by the property.  A trial has been scheduled for December 2007 when it is expected that the property value will be determined, after which the condemnation will occur.

The Trust classifies as discontinued operations in its Consolidated Statement of Operations and Comprehensive Income the income and expenses for the St. Louis, Missouri property.  In addition, the Trust classifies the assets and

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	Discontinued Operations (Continued)

liabilities related to such property as Assets of Discontinued Operations and Liabilities of Discontinued Operations on its Consolidated Balance Sheets.  Liabilities of discontinued operations at September 30, 2007 were $0 and at December 31, 2006 consisted of $828,000 of accounts payable and accrued expenses related to a contingent sales tax liability at our former Ventek property.  In September 2007, the statute of limitations expired on this contingent liability.  The Trust wrote off the liability and recorded $828,000 of income for this period.

The combined results related to discontinued operations for the three and nine months ended September 30, 2007 and September 30, 2006 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenue	$899	$44	$1,013	$159
Total expenses	(8)	(19)	(25)	(78)
Income from discontinued operations	$891	$25	$988	$81

15.	Related-Party Transactions

The activities of the Trust and its subsidiaries are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors, which agreement was entered into in connection with the acquisition by FUR Investors LLC of its interest in the Trust and the other transactions entered into in connection therewith. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers.  FUR Advisors is entitled to receive a base management fee and an incentive fee.  In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees at commercially reasonable rates as determined by the independent trustees of the Trust.

The following table sets forth the fees and reimbursements paid by the Trust for the three and nine months ended September 30, 2007 and 2006 to FUR Advisors and Winthrop Management L.P. (in thousands):

	Three Months Ended			Nine Months Ended
	2007		2006	2007		2006
Asset Management (1)	$1,328	(3)	$896	$3,805	(4)	$2,522
Property Management (2)	63		63	193		149

(1)	Payable to FUR Advisors.
(2)	Payable to Winthrop Management L.P.
(3)	Before credit of $8,000 discussed below.
(4)	Before credit of $159,000 discussed below.

In connection with the Newkirk/Lexington merger, the Trust received a $4,400,000 credit to be utilized on a go forward basis in offsetting the quarterly advisory fees payable under the Advisory Agreement or in cash if the credit is not fully utilized after eight fiscal quarters.  The Trust utilized $1,007,000 of this amount to offset the base management fee payable for the quarter ended September 30, 2007.  As of September 30, 2007, the Trust has fully utilized the credit to offset future base management fees.

During the three and nine months ended September 30, 2007, WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors and the entity retained to provide accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including Concord Real Estate CDO 2006-1, Ltd.,

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	Related-Party Transactions (Continued)

received fees totaling $529,000 and $2,016,000, respectively, in accordance with the terms of the agreement with WRP Sub-Management.  Of these amounts, $143,000 and $394,000 were paid to Winthrop Realty Partners, L.P. to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord (the “Affiliate Amount”).  Because the Trust pays an advisory fee to FUR Advisors, the Trust is entitled to receive a credit against the base management fee payable to FUR Advisors equal to 50% of the Affiliate Amount.  For the three and nine months ended September 30, 2007, the Trust received and utilized a credit of $8,000 and $159,000, respectively, against the base management fee.

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

The Loans segment includes all of the Trust’s activities related to senior and mezzanine real estate loans.

The Real Estate Securities segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies.

The accounting policies of the segments are the same as those described in Note 2.

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	Business Segments (Continued)

The following tables present a summary of revenues from Operating Properties, Loans and Real Estate Securities and expenses incurred by each segment for the three and nine months ended September 30, 2007 and September 30, 2006.  The Trust defines net operating income for each segment presented as the segment’s revenue and other income less operating expenses.  Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under Corporate Income (Expense).

Business Segments (in thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Operating Properties
Rents and reimbursements	$9,873	$9,727	$30,705	$27,869
Loss on extinguishment of debt	-	(521)	(320)	(646)
Less - operating expenses	(1,556)	(1,129)	(3,895)	(2,951)
Less - real estate taxes	(499)	(329)	(1,366)	(908)
Equity in loss of Sealy Northwest Atlanta, L.P.	(239)	-	(502)	-
Equity in loss of Sealy Nashville	(408)	-	(790)	-
Net operating income	7,171	7,748	23,832	23,364

Loans
Interest	1,283	3,333	6,938	9,801
Equity in earnings of preferred equity investment	3,044	1,887	10,441	4,856
Equity in earnings (loss) of Concord Debt Holdings, LLC	2,952	(770)	7,534	(21)
Provision for loss on loan receivable	-	-	(1,266)	-
Net operating income	7,279	4,450	23,647	14,636

Real Estate Securities
Dividends	1,199	229	3,625	640
Gain on sale of real estate securities	-	619	9,982	8,125
Assignment of exclusivity agreement - net lease assets	-	833	-	2,500
Equity in earnings of Newkirk Realty Trust	-	4,475	-	7,777
Equity in earnings (loss) of Lex-Win Acquisition	135	-	(39)	-
Net operating income	1,334	6,156	13,568	19,042

Net Operating Income	15,784	18,354	61,047	57,042

Less - Depreciation and Amortization	2,957	3,048	8,832	8,450

Less - Interest Expense
Operating Properties	3,614	3,594	10,804	10,719
Loans	1,331	2,173	5,289	6,209

Corporate Income (Expense)
Interest income	565	175	2,432	679
Interest expense	(1,966)	(1,911)	(5,849)	(6,201)
General and administrative (1)	(2,028)	(1,795)	(5,859)	(5,015)
State and local taxes	(14)	(110)	(485)	(330)

Income from continuing operations before
minority interest	4,439	5,898	26,361	20,797
Minority interest	40	(737)	(502)	(2,088)
Income from continuing operations	4,479	5,161	25,859	18,709

Income from discontinued operations	891	25	988	81

Net Income	$5,370	$5,186	$26,847	$18,790
Capital Expenditures
Operating properties	$411	$196	$1,087	$1,190

(1) After credits - See Note 15.

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	Business Segments(Continued)

			September 30,	December 31,
			2007	2006
Identifiable Assets
Operating Properties			$285,171	$271,991
Loans			320,262	363,089
Real Estate Securities			87,930	104,392
Cash and Cash Equivalents			55,370	89,463
Other			22,904	22,685
Total Assets			$771,637	$851,620

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues
Operating Properties	$9,873	$9,727	$30,705	$27,869
Loans	1,283	3,333	6,938	9,801
Real Estate Securities	1,199	229	3,625	640
Total Revenue	$12,355	$13,289	$41,268	$38,310

17.      Restatement

On August 7, 2007, management of the Trust, in consultation with the Audit Committee of the Trust's Board of Trustees concluded that it needed to correct the Trust’s previously reported net income per Common Share – basic for the years ended December 31, 2006 and 2005 and for certain interim periods within those years.  The Trust determined that its prior calculations of basic net income per Common Share had not appropriately considered the provisions of EITF 03-06 with respect to the dividend participation rights of the Series B-1 Shares, and that net income per Common Share – basic should have been determined using the two-class method described in that pronouncement.  The error in the calculation of net income per Common Share – basic has no impact on the Trust’s consolidated net income or comprehensive income, net income per Common Share - diluted, consolidated balance sheet, consolidated statements of shareholders’ equity and consolidated statements of cash flows, nor does it impact cash available for distribution or the Trust’s debt covenants under its loan facility.

With respect to the three and nine months ended September 30, 2006, previously reported and revised earnings per Common Share – basic, are shown below.
	Net Income	Earnings Per Common Share -Basic
Nine Months Ended September 30, 2006
As reported	$18,790	$0.44
After Application of EITF 03-06	$18,790	$0.37

Three Months Ended September 30, 2006
As reported	$5,186	$0.11
After Application of EITF 03-06	$5,186	$0.10

        WINTHROP REALTY TRUST
        FORM 10-Q SEPTEMBER 30, 2007

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Event

On November 2, 2007, the Trust received approximately $2,210,000 from the proceeds of the sale of its WRT-OFP investment.  The Trust’s investment in this asset was $1,500,000 at September 30, 2007.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods.   Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in this report.

Overview

We are a real estate investment trust (“REIT”) engaged in the business of owning real property and real estate related assets.  With certain self-imposed limitations, we will seek opportunities to invest in or acquire most types of real estate assets or securities.  We operate in three strategic business segments: (i) Operating Properties, (ii) Loans and (iii) Real Estate Securities.  We may make investments in each of these segments through direct ownership and joint ventures as well as through entering into specific strategic alliances with regional or specialized real estate professionals with extensive experience in a particular market or asset type.  Also, we seek to enter into strategic co-investment joint ventures managed by us with institutional and high net worth investors to enhance our total return through acquisition, asset management and other fees and a promoted economic interest.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing.  We measure our success in meeting this objective by a number of factors, including increases in diluted per share net income, cash returns generated by our investments, increases in shareholder equity, net operating income and total return to our shareholders.  During the nine months ended September 30, 2007 and 2006 our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$5,370,000	$5,186,000	$26,847,000	$18,790,000

Net income per Common Share, basic	$0.08	$0.10	$0.36	$0.37

Net income per Common Share, diluted	$0.08	$0.10	$0.36	$0.36

Net cash flow provided by operating activities			$23,777,000	$21,045,000

At September 30, 2007 and December 31, 2006, total assets and total shareholders’ equity were as follows:

	September 30, 2007		December 31, 2006
Total assets	$771,637,000	(1)	$851,620,000

Total shareholders’ equity	$325,924,000		$323,586,000

(1)	The decrease in total assets relates primarily to the satisfaction of the Toy Loan receivable and corresponding satisfaction of the Toy Loan payable and distribution to the minority interest.

Our activities are administered by FUR Advisors LLC (“FUR Advisors”), an entity controlled by and partially owned by our executive officers, pursuant to the terms of an advisory agreement under which FUR Advisors is entitled to receive a base management fee and an incentive fee.  In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees at commercially reasonable rates as determined by our independent trustees.  The incentive fee is only payable to the extent that holders of our Common Shares receive aggregate distributions above a threshold amount.  At September 30, 2007, the threshold amount was $348,976,000.  If we were to liquidate or sell all or a substantial portion of our assets at September 30, 2007, based upon a per share price equal to the closing price on the last day of the quarter ($6.73 per share at September 30, 2007), the amount payable to FUR Advisors as incentive fee compensation would be approximately $48,899,000.  Although the foregoing calculation of the incentive fee is based on the closing price of our Common Shares on the last day of the quarter, if the advisory agreement were terminated, the actual incentive fee payable would be based on an appraised valuation or the liquidation proceeds received for our assets.  At such time as shareholders’ equity exceeds the threshold amount, we will record a liability equal to approximately 20% of the difference between shareholders’ equity and the threshold amount in accordance with GAAP.

Since July 1, 2007, we have entered into the following transactions:

•
On July 20, 2007, the tender offer made by Lex-Win Acquisition LLC (“Lex-Win”), an entity in which we hold a 28% ownership interest, to acquire up to 45,000,000 shares of common stock in Wells Real Estate Investment Trust, Inc. (“Wells”) (now known as Piedmont Office Realty Trust, Inc.) at a price per share of $9.30 expired.  At the expiration of the offer, Lex-Win had received tenders based on the letters of transmittal it received for approximately 4,800,000 shares representing approximately 1% of the outstanding shares in Wells.  After submission of the letters of transmittal to Wells, the actual number of shares acquired in Wells was approximately 3,900,000.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

•
On July 24, 2007, a venture in which we hold a 60% interest foreclosed on its loan receivable, collateralized by approximately 241,000 square feet of commercial space and an indoor parking garage with 133 spaces located at 800 South Wells, Chicago, Illinois and commonly referred to as River City.  Following an additional appeal, the foreclosure sale was confirmed and finalized on October 2, 2007 and the venture acquired title to the property.  Effective October 2, 2007, we now account for this as a real estate investment on our Balance Sheet and record property operations in our Statement of Operations.

•
On September 12, 2007, one of the properties in the Marc Realty portfolio, 216 West Jackson, Chicago, Illinois, in which we held a 7.65% convertible mezzanine loan and a preferred interest, was sold to an unaffiliated third party.  We received $7,527,000, exclusive of interest, on our original investment of $5,913,000.

•
On July 23, 2007, we entered into work-out agreements with Vision Property Services, LLC (“Vision”), the borrower under the $1,250,000 term loan and $1,000,000 line of credit (the “Vision Loans”) made by us to Vision.  Pursuant to the work-out agreements (i) Vision transferred to WRT-Vision Holding (an entity owned by us and Vision) its ownership interests in three entities (the “Transferred Entities”)  that own an interest in multi-family apartment buildings located in Littleton, Colorado, Overland Park, Kansas and Kansas City, Kansas, (ii) WRT-Vision Holding assumed the obligations under the Vision Loans, (iii) the interest rate on the Vision Loans was reduced to 12% per annum, and (iv) the operating agreement of WRT-Vision Holding was modified to provide that we are now effectively the managing member of WRT-Vision Holding and that all distributions by WRT-Vision Holding after satisfaction of the Vision Loans, plus any additional advances made by us on account of the Transferred Entities plus interest on such advances at 15% per annum (the “Additional Advances”), are to be made 50% to us and 50% to Vision, except for proceeds from the Creekwood investment which are allocated 96% to us and 4% to Vision.  In addition, Vision has the right to acquire from WRT-Vision Holding its interest in the Transferred Entities at any time prior to July 23, 2008 for a purchase price equal to the then outstanding balance of the Vision Loans plus the Additional Advances.

•
Concord Debt Holdings LLC (“Concord”), a joint venture in which we hold a 50% interest, acquired $16,525,000 of B-Notes and $98,660,000 of mezzanine loans.  In addition, Concord received principal repayments and payoffs of approximately $80,379,000.

Concord Debt Holdings

We have a significant investment in Concord which, in turn, holds loans and securities collateralized directly and indirectly by commercial real estate.  As of September 30, 2007, we had contributed a total of $137,500,000 to Concord.  Concord’s ability to execute its business strategy, particularly the growth of its investment portfolio, depends to a significant degree on its ability to obtain additional capital. In this regard, Concord will seek to obtain additional capital through one or more of the following: additional credit lines; issuance of preferred equity; and additional capital contributions from its members. Its core business strategy is dependent upon its ability to finance its loans and other real estate related assets with match funded debt at rates that provide a positive net spread.

For the quarter ended September 30, 2007, Concord’s loan and bond assets generated a gross leveraged yield exclusive of non-recurring costs of approximately 10.6%.  Additionally, based on LIBOR at September 30, 2007 (4.71%), Concord’s assets have a current unlevered weighted average return of approximately 7.0% while Concord’s current weighted average cost of debt related to the portfolio is approximately 5.5%.

The recent events in the subprime mortgage market have impacted Concord’s ability to consummate a second CDO.  Although Concord holds only one bond of $11,500,000 which has minimal exposure to subprime or residential mortgages, conditions in the financial capital markets have made issuances of CDO’s at this time less attractive to investors.  If Concord is unable to issue future CDO’s to finance its assets, Concord may be required to seek other forms of potentially less attractive financing.  We have been required to make a larger equity investment than previously anticipated and may continue to have to do so.

At September 30, 2007, Concord has not incurred any write offs.  With respect to one of Concord’s loans, the borrower advised Concord that it would not meet its debt service coverage ratio at September 30, 2007 which would result in a technical default on the loan.  In connection therewith, Concord and the borrower entered into an amendment to the loan documents which, among other things, increased the interest rate, provided for additional collateral and reserves, and waived the potential default through March 30, 2008, subject to further waiver if additional funds are paid to Concord.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

Concord’s credit facilities entitle the lender to make margin calls if, in their reasonable determination, the market value of the loans or bonds pledged by Concord decline in value.  In this regard, to date Concord has received margin calls aggregating $11,800,000.  To the extent that margin calls are made in the future, Concord will be required to provide additional collateral or pay down a portion of the funds advanced.  It is possible that Concord may not have the funds available to make such margin calls which could result in defaults.

Concord finances its loan assets through various financing instruments including warehouse lines, securitizations and repurchase agreements.  At September 30, 2007, each of Concord’s financing instruments had maturities of at least one year except with respect to approximately $41,870,000 of borrowings which mature on November 15, 2007, subject to extension upon the consent of the lender.  If we are unable to extend this instrument or sell the underlying asset, we will be required to fund our share (50%) of this borrowing or risk losing the underlying assets to the lender.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no significant changes to those policies during 2007.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Results of Operations

As discussed earlier, one of the factors used to measure management’s performance is net operating income.  We report our operations by each of our three strategic business segments to provide a measure of our performance in these segments.  We define net operating income for each segment as that segment’s revenue and other income less operating expenses.  In addition to our three business segments, we include interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items in Corporate Activities. (See Business Segments - Note 16 to the financial statements in Item 1.)

Results of Operations – Nine Months Ended September 30, 2007 Versus September 30, 2006

Net Earnings

Net income increased by $8,057,000 to $26,847,000 for the nine months ended September 30, 2007 from $18,790,000 for the nine months ended September 30, 2006.  As described in greater detail below, the increase was due primarily to an increase in other income of $5,424,000, an increase in revenue of $2,958,000 and a decrease in minority interest expense of $1,586,000.  These were partially offset by an increase in expenses of $2,818,000.

Operating Properties

Net operating income from our Operating Properties increased by $468,000 to $23,832,000 for the nine months ended September 30, 2007 as compared to $23,364,000 for the nine months ended September 30, 2006.  The changes in net operating income from our Operating Properties were the result of the following:

•	rental income increased by $2,836,000 to $30,705,000 due to:
-	$1,167,000 increase at our Chicago, Illinois (Ontario) property resulting from a $1,123,000 tenant lease buyout in June 2007
-	$1,035,000 increase at our Lisle, Illinois properties, which were acquired during the first quarter of 2006
-	$596,000 increase at our Jacksonville, Florida property as a result of leasing the property, which had been vacated by Winn Dixie in November 2005, subsequent to the first quarter of 2006
-	the receipt of $525,000 of rental revenue from Creekwood Apartments (“Creekwood”), which was acquired at the end of the first quarter of 2007

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

-	$30,000 increase at our Circle Tower property
-	$529,000 decrease at our Orlando, Florida property due to a lease modification effective January 1, 2007
•	operating expenses increased by $944,000 to $3,895,000 due to:
-      $292,000 increase at our Lisle, Illinois properties
-      $148,000 increase at our Chicago, Illinois (Ontario) property
-      $37,000 increase at our Circle Tower property
-      $469,000 increase at our Creekwood property
-      $41,000 increase at our Churchill, Pennsylvania property
-      $27,000 decrease at our Jacksonville, Florida property
•	real estate tax expense increased by $458,000 due to:
-      $221,000 increase at our Lisle, Illinois properties
-      $171,000 increase at our Chicago, Illinois (Ontario) property
-      $41,000 increase at our Creekwood property
-      $24,000 increase at our Circle Tower property
•
interest expense related to our operating properties increased by $85,000 to $10,804,000 for the nine months ended September 30, 2007 compared to $10,719,000 for the nine months ended September 30, 2006

•
loss on extinguishment of debt was $320,000 for the nine months ended September 30, 2007 compared to $646,000 for the same period in 2006.  The loss in 2007 was due to a $40,000,000 paydown on our Finova debt, and the loss in 2006 was due to the refinancing of certain first mortgage debt on more favorable terms

•
depreciation and amortization expense relating to our operating properties increased by $382,000 to $8,832,000 for the nine months ended September 30, 2007 compared to $8,450,000 for the nine months ended September 30, 2006 as a result of property acquisitions during 2006 and 2007

•
equity in loss on our investment in Sealy Northwest Atlanta, L.P., acquired in December 2006, and Sealy Airpark Nashville, acquired in April 2007, was $1,292,000 for the nine months ended September 30, 2007 as a result of depreciation and amortization exceeding net operating income for these properties.

Loans

Revenue from our loans increased by $9,011,000 to $23,647,000 for the nine months ended September 30, 2007 from $14,636,000 for the nine months ended September 30, 2006.  The changes in our loan revenues were the result of the following:

•
equity investment in Concord (entered into on March 31, 2006) generated $7,534,000 of equity income during the nine months ended September 30, 2007 as compared to an equity loss of $21,000 for the nine months ended September 30, 2006.  The increase is due primarily to the Trust investing in Concord in April 2006 and Concord ramping up operations during 2006

•
earnings from preferred equity investment increased by $5,585,000 to $10,441,000 for the nine months ended September 30, 2007.  The increase was due to the sales of two of the properties in the Marc Realty portfolio which generated a return on our equity investment of approximately $6,354,000, excluding interest.  This increase was partially offset by a decrease in earnings as a result of having a lower investment balance in 2007

•	interest income of $96,000 from our Vision term loan which was originated in December 2006
•	provision for loss on loan receivable of $1,266,000 recorded on our Vision term loan at September 30, 2007
•	interest income on the Toy Building loan, which was fully satisfied in May 2007, decreased by $2,342,000 during the nine months ended September 30, 2007
•	interest income decreased by $669,000 on our River City loans which were acquired during the first quarter of 2006
•	interest income decreased by $36,000 related to the Ridgebrook loan and $127,000 related to the Wingate Inn loan, both of which were fully satisfied during 2006.

Interest expense related to our loan investments was $5,289,000 for the nine months ended September 30, 2007 compared to $6,209,000 for the nine months ended September 30, 2006.  The decrease was due primarily to a

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

decrease in interest expense of $883,000 related to the borrowings collateralized by our Toy Building loan and a decrease in interest of $182,000 on our repurchase agreements.  This was partially offset by higher interest expense of $145,000 related to our borrowings collateralized by our River City loans.

Real Estate Securities

Income from our investments in real estate securities decreased by $5,474,000 to $13,568,000 for the nine months ended September 30, 2007 from $19,042,000 for the nine months ended September 30, 2006.  This was due primarily to a decrease in equity in earnings from our investment in Newkirk Realty Trust, Inc. (“Newkirk”) of $7,777,000.  During 2006, our investment in Newkirk was accounted for using the equity method.  However, as a result of Newkirk’s merger with Lexington Realty Trust (“Lexington”) on December 31, 2006, we began accounting for our investment in Lexington as an available for sale real estate security.  This resulted in a reduction in income of $2,500,000 for the nine months ended September 30, 2007.  These decreases were partially offset by an increase in dividend income of $2,985,000 primarily due to $3,268,000 of dividend income recognized on our investment in Lexington and an increase in gain on sale of real estate securities of $1,857,000.  The gain on sale of real estate securities consisted primarily of $9,739,000 from the America First Apartment Investors sale in 2007 and $7,839,000 from the sale of Sizeler Property Investors stock in 2006.

Corporate Activities

Interest income earned on our cash and cash equivalents during the nine months ended September 30, 2007 was $2,432,000 compared to $679,000 for the same period during 2006.  The increase was due primarily to higher cash and cash equivalents available for short term investment during the nine months ended September 30, 2007.

Interest expense decreased by $352,000 to $5,849,000 for the nine months ended September 30, 2007 from $6,201,000 for the nine months ended September 30, 2006.  The decrease was primarily related to a decrease of $390,000 in interest expense incurred on our revolving line of credit because there were no outstanding borrowings during the first nine months of 2007.

General and administrative expenses increased by $844,000 to $5,859,000 for the nine months ended September 30, 2007 from $5,015,000 for the nine months ended September 30, 2006.  This was primarily due to increases in the base management fee of $1,124,000 as a result of the increase in our outstanding equity, partially offset by a decrease in professional fees of $254,000 and a decrease in reporting costs of $57,000.  All other general and administrative items remained relatively constant.

State Income Taxes

State income taxes of $485,000 for the nine months ended September 30, 2007 as compared to $330,000 for the nine months ended September 30, 2006 resulted from our anticipated taxable income for state purposes after the dividends paid deduction and utilization of net operating loss carryforwards where applicable.  The increase is the result of having higher taxable income in states where there is no NOL available to be utilized.

Results of Operations – Three Months Ended September 30, 2007 Versus September 30, 2006

Net Earnings

Net income increased by $184,000 to $5,370,000 for the three months ended September 30, 2007 from $5,186,000 for the three months ended September 30, 2006.  As described in greater detail below, the increase was the result of an increase in income from discontinued operations of $866,000, a decrease in minority interest expense of $777,000 and a decrease in expenses of $168,000, which were partially offset by a decrease in revenue of $934,000 and a decrease in other income of $693,000.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

Operating Properties

Net operating income from our operating properties decreased by $577,000 to $7,171,000 for the three months ended September 30, 2007 as compared to $7,748,000 for the three months ended September 30, 2006.  The changes in net operating income from our operating properties were the result of the following:

•	rental income increased by $146,000 to $9,873,000 due to:
-	$150,000 increase at our Lisle, Illinois properties, which were acquired during the first quarter of 2006
-	$106,000 increase at our Jacksonville, Florida property as a result of releasing efforts in 2006 and 2007
-	the receipt of $223,000 of rental revenue from Creekwood which was acquired at the end of the first quarter of 2007
-	$176,000 decrease at our Orlando, Florida property due to a lease modification effective January 1, 2007
-	$170,000 decrease at our Chicago (Ontario) property resulting from a tenant lease buy out in June 2007 and a $62,000 bad debt reserve recognized in September 2007
•	operating expenses increased by $427,000 to $1,556,000 due to:
-	$42,000 increase at our Chicago, Illinois (Ontario) property
-	$10,000 increase at our Circle Tower property
-	$357,000 increase at our Creekwood property
-	$41,000 increase at our Churchill, Pennsylvania property
-	$15,000 decrease at our Jacksonville, Florida property
•	real estate tax expense increased by $170,000 due to:
-      $58,000 increase at our Lisle, Illinois properties
-      $67,000 increase at our Chicago, Illinois (Ontario) property
-      $26,000 increase at our Circle Tower property
-      $20,000 increase at our Creekwood property
•
interest expense related to our operating properties increased by $20,000 to $3,614,000 for the three months ended September 30, 2007 compared to $3,594,000 for the three months ended September 30, 2006

•
There was no loss on extinguishment of debt for the three months ended September 30, 2007 compared to a $521,000 loss for the same period in 2006.  The loss in 2006 was due to the refinancing of certain first mortgage debt on more favorable terms

•
depreciation and amortization expense relating to our operating properties decreased by $91,000 to $2,957,000 for the three months ended September 30, 2007 compared to $3,048,000 for the three months ended September 30, 2006.  The decrease was primarily the result of a $180,000 decrease at our Sherman, Texas property, which was reclassified from discontinued operations to continuing operations in 2006, and decreases of $136,000 and $90,000 at our Chicago (Ontario) property and our Orlando, Florida property, respectively, related to the expiration of lease in place intangibles.  These decreases were partially offset by increases of $317,000 related to newly acquired properties

•
equity in loss on our investment in Sealy Northwest Atlanta, L.P., acquired in December 2006, and Sealy Airpark Nashville, acquired in April 2007, was $647,000 for the three months ended September 30, 2007 as a result of depreciation and amortization exceeding  net operating income for these properties.

Loans

Revenue from our loans increased by $2,829,000 to $7,279,000 for the three months ended September 30, 2007 from $4,450,000 for the three months ended September 30, 2006.  The changes in our loan revenues were the result of the following:

•	interest income on the Toy Building loan, which was fully satisfied in May 2007, decreased by $1,659,000 during the three months ended September 30, 2007
•	interest income decreased by $419,000 on our River City loans which were acquired during the first quarter of 2006

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

•
earnings from preferred equity investment increased by $1,157,000 to $3,044,000 for the three months ended September 30, 2007.  The increase was due to the sale in September 2007 of one of the properties in the Marc Realty portfolio which generated participation income of approximately $1,521,000

•
equity investment in Concord (entered into on March 31, 2006) generated $2,952,000 of equity income during the three months ended September 30, 2007 as compared to an equity loss of $770,000 for the three months ended September 30, 2006.

Interest expense related to our loan investments was $1,331,000 for the three months ended September 30, 2007 compared to $2,173,000 for the three months ended September 30, 2006.  The decrease was due primarily to a decrease in interest expense of $639,000 related to the borrowings collateralized by our Toy Building loan, a decrease of $110,000 on our repurchase agreements and a decrease of $93,000 related to our borrowings collateralized by our River City loans.

Real Estate Securities

Income from our investments in real estate securities decreased by $4,822,000 to $1,334,000 for the three months ended September 30, 2007 from $6,156,000 for the three months ended September 30, 2006.  This was due primarily to a decrease in gain on sale of real estate securities of $619,000 and a decrease in equity in earnings from our investment in Newkirk of $4,475,000.  During 2006, our investment in Newkirk was accounted for using the equity method.  However, as a result of Newkirk’s merger with Lexington on December 31, 2006, we began accounting for our investment in Lexington as an available for sale real estate security.  This resulted in a reduction in income of $833,000 for the three months ended September 30, 2007.  These decreases were partially offset by an increase in dividend income of $970,000 primarily due to $1,089,000 of dividend income recognized on our investment in Lexington and $135,000 of equity in earnings of Lex-Win Acquisition which we entered into in June of 2007.

Corporate Activities

Interest income earned on our cash and cash equivalents during the three months ended September 30, 2007 was $565,000 compared to $175,000 for the same period during 2006.  The increase was due primarily to higher cash and cash equivalents available for short term investment during the three months ended September 30, 2007.

General and administrative expenses increased by $233,000 to $2,028,000 for the three months ended September 30, 2007 from $1,795,000 for the three months ended September 30, 2006.  This was primarily due to increases in the base management fee of $425,000 as a result of the increase in our outstanding equity, partially offset by a decrease in professional fees of $133,000 and a decrease in reporting costs of $58,000.  All other general and administrative items remained relatively constant.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs.  We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses and regular debt service obligations in both the short-term and long-term.  Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income.  We anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for our investment activities and dividend requirements.

Our primary sources of funds for liquidity consist of:

•      cash and cash equivalents;
•      operating cash flow derived primarily from rental income received from our Operating Properties;
•      debt service received from Loans held;

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

•      dividends received from our ownership of Real Estate Securities; and
•      borrowings under our credit facility.

We had cash and cash equivalents of $55,370,000 at September 30, 2007.  In addition, we had $70,000,000 available under our revolving line of credit with KeyBank with the ability to increase the line to $100,000,000.  In the future, we may raise additional funds through other debt financings and equity offerings.  In January 2007, April 2007 and July 2007, we issued a total of approximately 441,000 Common Shares for a gross sales price of approximately $2,972,000 pursuant to our Dividend Reinvestment and Stock Purchase Plan.

At September 30, 2007 there was an effective registration statement under which we can offer an aggregate of approximately $256,388,000 of additional equity or debt securities.  In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership.  Although to date we have not issued limited partnership interests in a transaction, we believe that this structure may facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including investments and the possible payment of dividends and distributions.

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $34,093,000 during the nine months ended September 30, 2007.  The decrease resulted from $87,204,000 of cash used in our financing activities which was partially offset by $23,777,000 of cash provided by operating activities and $29,334,000 of cash provided by our investing activities.

Cash provided by operating activities of $23,777,000 was comprised of (i) net income of $26,847,000; (ii) net decrease due to adjustments for non-cash items of $4,119,000 and (iii) a net increase due to changes in other operating assets and liabilities of $1,049,000.  See our discussion of our Results of Operations above for additional details on our operations.

Cash provided by investing activities consisted of $64,315,000 of collections of loans receivable, $10,000,000 return of capital distribution, $30,094,000 of proceeds received from repayment on our whole pool mortgage-backed securities available for sale, $21,169,000 of proceeds from the sale of real estate securities and $16,162,000 of proceeds from preferred equity investments.

We used cash for investing activities during the nine months ended September 30, 2007 as follows: (i) $56,158,000 for investment in our Concord joint venture and $22,130,000 for investment in our other equity investments; (ii) $17,669,000 for investment in our preferred equity investment; (iii) $8,884,000 for building acquisitions and capital improvements to our existing operating properties; (iv) $1,408,000 of an increase in restricted cash held in escrow; (v) $2,986,000 of issuance of new loans receivable; and (vi) $3,171,000 of newly purchased securities available for sale.

During the nine months ended September 30, 2007, we used cash for financing activities as follows: (i) $15,718,000 for dividend payments on our Common Shares; (ii) $28,454,000 for repayment of borrowings under repurchase agreements; (iii) $46,335,000 for mortgage loan repayments; (iv) $887,000 for payment of deferred loan costs; (v) $21,321,000 for distributions to minority interests; and (vi) $30,004,000 repayment of loans.

Cash provided by financing activities was primarily the result of $51,646,000 of mortgage loan proceeds, $2,972,000 of proceeds from our Dividend Reinvestment Plan and contributions from minority partners of $787,000.

Equity Investment in Joint Venture

As of September 30, 2007, we had contributed $137,500,000 to Concord Debt Holdings, $56,158,000 of which was contributed during the nine months ended September 30, 2007.  We also received a return of capital distribution of $10,000,000 from the joint venture during the nine months ended September 30, 2007.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

Dividends

We paid regular quarterly dividends of $0.06 per Common Share and $0.40625 per Series B-1 Share for each of the first three quarters of 2007.  In addition, we paid a special dividend of $0.06 per Common Share and $0.04167 per Series B-1 Share in the first quarter of 2007.  Effective with the dividend to be paid during the fourth quarter of 2007 (payable to holders of record on September 30, 2007), we increased our regular quarterly dividend to $0.065 per Common Share.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates.  Market interest rates are highly sensitive to many factors beyond our control.  Various financial vehicles exist which would allow management to mitigate the impact of interest rate fluctuations on our cash flow and earnings.  Among our liabilities are both fixed and variable rate debt.  In an attempt to mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we entered into the following agreements: (i) an interest rate swap with a $26,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at September 30, 2007 of $29,189,000, from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80% and (ii) an interest rate swap on our Repurchase Agreements, which bear interest at LIBOR minus 0.002%, effectively fixing our rate at 4.055% on these financings.  The notional amount of the swap was $54,021,000 at September 30, 2007.

The fair value of our fixed rate debt approximates its carrying value at September 30, 2007.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate loans at September 30, 2007 (in thousands).

	Change in LIBOR
	-3%	-2%	-1%	1%	2%	3%
Change in consolidated interest expense	(1,273)	(849)	(424)	424	849	1,273
Pro-rata share of change in interest expense of debt on non-consolidated entity	(8,878)	(5,919)	(2,959)	2,959	5,919	8,878
Minority partners share	114	76	38	(38)	(76)	(114)
Proforma (increase) decrease in net income	$(10,037)	$(6,692)	$(3,345)	$3,345	$6,692	$10,037

We believe that due to our significant investment in a non-consolidated entity (Concord), the presentation of our pro-rata share of a change in interest expense from this entity is important to fully understand our exposure to fluctuations in interest rates.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.  In addition, our share of notes and mortgage loans receivable aggregating $411,989,000 as of September 30, 2007, which are based on variable rates partially mitigate our exposure to change in interest rates.

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract.  The counterparties to our derivative arrangements are major financial institutions with high credit ratings with which we and our affiliates may also have other financial relationships.  As a result, we do not anticipate that any of these counterparties will fail to meet their obligations.  There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

Real Estate Risk Relating to Loan Assets

We have a significant investment in Concord which, in turn, holds loans and securities collateralized directly and indirectly by commercial real estate.  Commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs).  In the event net operating income decreases, a borrower may have difficulty repaying Concord’s loans, which could result in losses to Concord and, accordingly, us.  In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay Concord’s loans, which could also cause us to suffer losses.  Even when a property’s net operating income is sufficient to cover the property’s debt service at the time a loan is made, there can be no assurance that this will continue in the future.  Concord employs careful business selection, rigorous underwriting and credit approval processes and attentive asset management to mitigate these risks.

Market Value Risk

Our whole pool agency mortgage-backed securities are carried at their estimated fair value of $86,481,000 at September 30, 2007 with unrealized gains and losses excluded from earnings and reported in Other Comprehensive Income pursuant to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.  The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities.  Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

Further, our whole pool agency mortgage-backed securities are financed through a repurchase agreement that may be called on short notice.  If the counterparty on the repurchase agreement were to exercise this right, we would be required to find replacement financing or sell the securities in which case we would recognize a gain or loss depending on the then market value for the securities and the unamortized costs associated with the securities.  We believe that replacement financing is available given the guaranteed nature of these securities.

Concord holds real estate securities (bonds) that are subject to market risk based on lack of liquidity in the credit markets.  As liquidity decreases, the market value of Concord’s real estate securities will likely decrease.  However, because Concord’s real estate securities have floating rates, fluctuations in interest rates have little or no impact on the market value of Concord’s real estate securities.

Prepayment Risk

As we receive prepayments of principal on the whole pool agency mortgage-backed securities, premiums paid on such securities are amortized against interest income using the effective yield method through the expected maturity dates of the securities.  In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the securities.  The amount subject to prepayment risk at September 30, 2007 was the unamortized premium of $435,000.

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

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the U.S. Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: November 9, 2007	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: November 9, 2007	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2007

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
FORM 10-Q SEPTEMBER 30, 2007

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
FORM 10-Q SEPTEMBER 30, 2007

10.29	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association.	(m)

10.30	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association.	(m)

10.31
Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated September 21, 2007, among The Lexington Master Limited Partnership, WRT Realty, L.P. and WRP Management LLC.
(w)

10.32	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(o)

10.33	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC.	(p)

10.34	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006.	(q)

10.35	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan.	(v)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith

(a)	Incorporated by reference to the Trust’s 1998 Form 10-K
(b)	Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818
(c)	Incorporated by reference to the Trust’s 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(d)	Incorporated by reference to the Trust’s 2002 Form 10-K
(e)	Incorporated by reference to the Trust’s Form 8-K dated November 26, 2003
(f)	Incorporated by reference to the Trust’s Form 8-K dated November 18, 2004
(g)	Incorporated by reference to the Trust’s Form 8-K dated January 1, 2004
(h)	Incorporated by reference to the Trust’s Form 8-K dated March 18, 2005
(i)	Incorporated by reference to the Trust’s Form 8-K dated February 17, 2005
(j)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2005
(k)	Incorporated by reference to the Trust’s Form 8-K dated June 21, 2005
(l)	Incorporated by reference to the Trust’s Form 8-K dated November 10, 2005
(m)	Incorporated by reference to the Trust’s Form 8-K dated December 21, 2005
(n)	Incorporated by reference to the Trust’s 2005 Form 10-K
(o)	Incorporated by reference to the Trust’s Form 8-K dated April 4, 2006
(p)	Incorporated by reference to the Trust’s Form 8-K dated May 30, 2006
(q)	Incorporated by reference to the Trust’s Form 8-K dated July 25, 2006
(r)	Incorporated by reference to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006
(s)	Incorporated by reference to the Trust’s Form 8-K dated January 16, 2007
(t)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2007
(u)	Incorporated by reference to the Trust’s Form 8-K dated November 2, 2006
(v)	Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007
(w)	Incorporated by reference to the Trusts Form 8-K dated September 27, 2007.