Form 10-K/A
period 2006-12-31
Winthrop Realty Trust
filed 2008-01-07
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No☒

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
Large Accelerated Filer☐  Accelerated filer   ☒  Non-accelerated filer  ☐

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

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CROSS REFERENCE SHEET PURSUANT TO ITEM G,
GENERAL INSTRUCTIONS TO FORM 10-K/A

Explanatory Paragraph

This Form 10-K/A is being filed for the purpose of restating the Trust’s earnings per Common Share – Basic for 2006 and 2005 and earnings per Common Share-Diluted for 2005 as it relates to the allocation between continuing operations and discontinued operations to apply the provisions of EITF 03-06, “Participating Securities and the Two Class Method under FASB Statement No. 128 Earnings Per Share.” In accordance with Rule 12d-15 under the Securities Exchange Act of 1934, this form 10K/A only includes the sections that were affected by the application of EITF 03-06, namely Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition, and Item 8. Financial Statements and Supplementary Data, the complete text of which are included in this Form 10-K/A. See Note 21 in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K except in connection with the foregoing. Accordingly, this Form 10-K/A should be read in conjunction with the Trust’s filings made with the SEC subsequent to the filing of the original Form 10-K..

ITEM 6. SELECTED FINANCIAL DATA.

These Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Operating Results	2006	2005	2004	2003	2002

Revenues	$54,487	$32,851	$5,915	$2,427	$3,204

Income (loss) from continuing operations	42,820	23,090	1,943	(6,575)	(5,397)
Income from discontinued operations (1)	116	531	1,242	619	365
Gain on sale of real estate	—	—	19,267	54	—

Net income (loss)	42,936	23,621	22,452	(5,902)	(5,032)
Preferred dividends	—	(2,064)	(2,064)	(2,064)	(2,067)

Net income (loss) applicable to Common Shares
of Beneficial Interest	$42,936	$21,557	$20,388	$(7,966)	$(7,099)

Dividends declared for Common Shares
of Beneficial Interest	$16,069	$3,914	$—	$—	$6,962

Per Common Share of Beneficial Interest, basic (2)

Income (loss) from continuing operations, basic	$0.74	$0.50	$—	$(0.28)	$(0.21)

Income from discontinued operations, basic (1)	—	0.02	0.66	0.02	$0.01

Net income (loss) applicable to Common Shares
of Beneficial Interest, basic	$0.74	$0.52	$0.66	$(0.26)	$(0.20)

Income (loss) per Common Share of Beneficial
Interest, diluted	$0.71	$0.50	$—	$(0.28)	$(0.21)
Income from discontinued operations, diluted	—	0.02	0.66	0.02	0.01

Net income (loss) applicable to Common Shares
of Beneficial Interest, diluted	$0.71	$0.52	$0.66	$(0.26)	$(0.20)

Dividends declared per Common Share of
Beneficial Interest	$0.30	$0.11	$—	$—	$0.20

(1)	The results of Imperial Parking Limited, VenTek and Park Plaza properties were classified as discontinued operations for 2002, 2003, 2004, 2005 and 2006. The results of the St. Louis property, which was purchased in November 2004, were classified as discontinued operations for 2004, 2005 and 2006.
(2)	As restated for the years ended December 31, 2006 and 2005. See Item 8. Financial Statements and Supplementary Data, Note 21.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following management’s discussion and analysis gives effect to the restatement discussed in Note 21 to the consolidated financial statements.

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

	2006	2005	2004

Net income applicable to Common Shares	$42,936,000	$21,557,000	$20,388,000

Net income per common share, basic	$0.74	$0.52	$0.66

Net income per common share, diluted	$0.71	$0.52	$0.66

Net cash provided by operating activities	$27,687,000	$15,870,000	$3,987,000

Total assets	$851,620,000	$658,848,000	$289,968,000

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

Results of Operations

As discussed earlier, one of the factors used to measure management’s performance is net income. We report our operations by each of our three strategic business segments to provide a measurement of our performance in these segments. In addition to our three business segments, we report our non-segment specific income and expenses under Corporate Activities. (See Business Segments - Note 20 to the consolidated financial statements in Item 8.)

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

Business Segments (In thousands)	2006	2005	2004

Operating Properties
Rents	$38,822	$25,454	$3,387
Less — operating expenses	4,054	1,205	793
Less — real estate taxes	1,879	220	66
Loss on extinguishment of debt	646	—	—

	32,243	24,029	2,528

Loans
Interest	13,129	3,664	1,292
Equity in earnings of preferred equity investment	6,849	4,066	—
Equity in earnings of Concord Debt Holdings, LLC	1,340	—	—
Loan fee income	—	75	—

	21,318	7,805	1,292

Real Estate Securities
Dividends	1,073	1,622	139
Gain on sale of real estate securities	8,130	243	1,153
Assignment of exclusivity agreement – net lease assets	9,500	10,500	—
Equity in earnings of Newkirk Realty Trust	7,280	304	—
Gain on exchange of equity investment	9,285	—	—
Equity in loss of Sealy Northwest Atlanta, L.P.	(51)	—	—

	35,217	12,669	1,292

Less — Depreciation and Amortization	11,216	6,994	726

Less — Interest Expense
Operating properties	14,304	12,475	684
Loans	8,258	2,515	—

Corporate Income (Expense)
Interest income	1,463	2,111	1,097
General and administrative	(3,399)	(3,289)	(2,677)
Base management fee	719	(2,660)	(1,420)
Interest expense	(8,495)	(5,912)	(13)
Insurance recoveries	—	—	1,254
Legal settlement	—	11,000	—
State and local taxes	(234)	(500)	—
Other	530	—	—

Income from continuing operations
before minority interest	45,584	23,269	1,943
Minority interest	(2,764)	(179)	—

Income from continuing operations	42,820	23,090	1,943

Summary of Segment Operating Results (Continued)

Capital Expenditures
Operating Properties	$1,483	$684	$2,018

Identifiable Assets
Operating properties	$271,991	244,902	$95,540
Loans	363,089	272,094	8,390
Real estate securities	104,392	104,604	14,734
Other*	112,148	37,248	171,304

Total Assets	$851,620	$658,848	$289,968

*Includes cash and cash equivalents.

2006 Versus 2005

 Net Earnings

Net income increased by $19,315,000 to $42,936,000 for the year ended December 31, 2006 from $23,621,000 for the year ended December 31, 2005. The increase was due primarily to an increase in revenues of $21,636,000 as a result of our acquisition activity and an increase in other income of $16,029,000. The increase in other income in 2006 was predominantly attributable to the $8,130,000 of gains on the sale of real estate securities, the gain on the exchange of our equity investment in Newkirk of $9,285,000 and an increase in equity in earnings of Newkirk Realty Trust of $6,976,000. These increases were partially offset by an increase in expenses of $15,350,000 primarily from increases in depreciation and amortization expense of $4,222,000, property operating expense of $2,849,000, interest expense of $10,155,000 and real estate taxes of $1,659,000. In 2005, we recognized an $11,000,000 legal settlement.

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

Our investments in equity and joint venture investments are reviewed for impairment periodically or if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our equity investments is dependent on a number of factors including the performance of each investment and market conditions. We will record an impairment change if we determine that a decline in value of an investment is other than temporary.

Finally, estimates are used when accounting for the allowance for contingent liabilities and other commitments. All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for this Statement is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. The Statement also allows an entity to early adopt the Statement as of the beginning of an entity’s fiscal year that begins on or before November 15, 2007, provided that the entity also adopts the requirement of SFAS No. 157. The Trust is currently assessing whether it will early adopt SFAS No. 159 as of the first quarter of fiscal 2007 as permitted, and is currently evaluating the impact adoption will have on the consolidated financial statements of the Trust.

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

The following presents a reconciliation of our net income to our funds from operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 (in thousands, except per share amounts):

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

As discussed in Note 21, the accompanying consolidated financial statements for the years ended December 31, 2006 and 2005 have been restated.

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

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 16, 2007
(October 2, 2007 as to the restatement discussed in Note 21)

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

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)

Continued from previous page

	Years Ended December 31,
	2006	2005	2004

Comprehensive income
Net income	$42,936	$23,621	$22,452
Change in unrealized gain on real estate securities available for sale arising during the period	6,115	3,254	4,512
Change in unrealized gain (loss) on mortgage-backed securities available for sale arising during the period	406	(1,393)	—
Change in unrealized gain (loss) on interest rate derivative arising during the period	(269)	2,263	(325)
Less reclassification adjustment from gains included in net income	(8,130)	(243)	(1,153)

Comprehensive income	$41,058	$27,502	$25,486

Per Common Share Data – Basic(1):
Income from continuing operations	$0.74	$0.50	$—
Income from discontinued operations	—	0.02	0.66

Net income	$0.74	$0.52	$0.66

Per Common Share Data – Diluted:
Income from continuing operations	$0.71	$0.50	$—
Income from discontinued operations	—	0.02	0.66

Net income	$0.71	$0.52	$0.66

Basic Weighted-Average Common Shares	46,639	32,451	31,059

Diluted Weighted-Average Common Shares	69,365	32,499	31,059

(1)	As restated for the years ended December 31, 2006 and 2005. See Note 21.

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

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE
EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Years Ended December 31,

	2006	2005	2004

Cash flows from financing activities
Borrowings under repurchase agreements	23,070	144,161	—
Repayment of borrowings under repurchase agreements	(32,875)	(22,445)	—
Proceeds from mortgage loans payable	89,522	22,600	53,000
Proceeds from loans payable	—	30,000	—
Payments of loans payable	(21)	(19)	(20)
Proceeds from revolving line of credit	77,000	16,000	—
Payment of revolving line of credit	(93,000)	—	—
Deferred financing costs	(1,813)	(6,594)	(1,196)
Contribution by minority interests	3,246	27,347	—
Distribution to minority interests	(3,486)	—	—
Principal payments of mortgage loans payable	(32,281)	(8,031)	(205)
Issuance of Common Shares	110,814	17,940	—
Issuance of Common Shares through rights offering	27,122	—	—
Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares	—	100,000	—
Dividends paid on Series A Preferred Shares	(516)	(2,064)	(2,064)
Dividends paid on Common Shares	(12,139)	—	—
Reinvestment of dividend proceeds	805	—	—

Net cash provided by financing activities	155,448	318,895	49,515

Net increase (decrease) increase in cash and cash equivalents	70,445	(63,541)	67,635
Cash and cash equivalents at beginning of period	19,018	82,559	14,924

Cash and cash equivalents at end of period	$89,463	$19,018	$82,559

Supplemental Disclosure of Cash Flow Information
Interest paid	$28,886	$19,133	$2,043

Taxes paid	$667	$162	$55

Supplemental Disclosure on Non-Cash Investing
and Financing Activities
Dividends accrued on Common Shares	$7,844	$3,914	$—
Dividends accrued on Preferred Shares	—	516	516
Stock received for assignment of exclusivity rights - net lease assets	—	(20,000)	—
Mortgage loan and interest payable assumed in acquisition	—	—	32,401
Mortgage loan assumed by purchaser of property	—	—	(41,313)
Liabilities of real estate held for syndication assumed in acquisition	—	—	76,762
Redemption of Class A-1 Preferred Shares to Common Shares	23,131	—	—

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

	2006	2005	2004

Basic
Income from continuing operations	$42,820	$23,090	$1,943
Preferred dividend	—	(2,064)	(2,064)

Income from continuing operations, net of preferred dividend	42,820	21,026	(121)
Income from discontinued operations	116	531	20,509
Allocation of undistributed earnings to Series B-1 Preferred Shares	(8,655)	(4,837)	—

Net income applicable to Common Shares for earnings per share purposes	$34,281	$16,720	$20,388

Basic weighted-average Common Shares	46,639	32,451	31,059

Income from continuing operations, net of preferred dividend(1)	$0.74	$0.50	$—
Income from discontinued operations	—	0.02	0.66

Net income per Common Share	$0.74	$0.52	$0.66

Diluted
Income from continuing operations	$42,820	$23,090	$1,943
Preferred dividend of Series A Preferred Shares	—	(2,064)	(2,064)
Preferred dividend of Series B-1 Preferred Shares	6,635	—	—

Income from continuing operations, net of preferred dividend	49,455	21,026	(121)
Allocation of undistributed earnings to Series B-1 Preferred Shares	—	(4,837)	—
Income from discontinued operations	116	531	20,509

Net income applicable to Common Shares for earnings per share purposes	$49,571	$16,720	$20,388

Basic weighted-average Common Shares	46,639	32,451	31,059
Convertible Preferred Shares	22,663	—	—
Stock Options	63	48	—

Diluted weighted-average Common Shares	69,365	32,499	31,059

Income from continuing operations, net of preferred dividend	$0.71	$0.50	$—
Income from discontinued operations	—	0.02	0.66

Net income per Common Share	$0.71	$0.52	$0.66

(1)	As restated for the years ended December 31, 2006 and 2005.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

The Trust’s Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series A Shares”) and Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Preferred Shares”) are antidilutive for the years ended December 31, 2005 and 2004 and accordingly, are not included in the weighted average shares outstanding for the diluted earnings per share. The Series A Preferred Shares, which were redeemed for the Trust’s common shares of beneficial interest (“Common Shares”) on February 7, 2006, and Series B-1 Preferred Shares were dilutive for the year ended December 31, 2006.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for this Statement is the beginning of each reporting entity’s first fiscal year end that begins on or before November 15, 2007. The Statement also allows an entity to early adopt the Statement as of the beginning of an entity’s fiscal year that begins after the issuance of this Statement, provided that the entity also adopts the requirement of SFAS No. 157. The Trust is currently assessing whether it will early adopt SFAS No. 159 as of the first quarter of fiscal 2007 as permitted, and is currently evaluating the impact adoption will have on the consolidated financial statements of the Trust.

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
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 did not have a material effect on the Trust’s consolidated financial statements as of December 31, 2006.

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

Real estate securities available for sale as of December 31, 2006 are as follows (in thousands):

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

The detail of real estate securities available for sale as of December 31, 2005 are as follows (in thousands):

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

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Preferred Equity Investment (Continued)

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	December 31, 2006	December 31, 2005

Condensed Balance Sheets
Investment in real estate, net	$147,166	$151,202
Prepaid expenses and deposits in escrow	15,569	5,999
Cash and cash equivalents	2,451	3,175
Receivables and other assets	27,568	26,186

Total Assets	$192,754	$186,562

Nonrecourse mortgage debt	$259,547	$266,306
Other liabilities	23,039	21,272

Total liabilities	282,586	287,578
Partners’ Deficit	(89,832)	(101,016)

Total Liabilities and Partners’ Deficit	$192,754	$186,562

On the Trust’s Consolidated Balance Sheet:
Preferred Equity Investment (1)	$73,127	$78,427

(1)	Includes capitalized acquisition costs of $1,169 and $1,192 at December 31, 2006 and 2005.

	Year Ended December 31, 2006	The Period April 20, 2005 (Date of Acquisition) to December 31, 2005

Condensed Statements of Operations
Revenues	$68,281	$48,610
Operating expense	(33,376)	(21,310)
Interest expense	(18,984)	(12,300)
Real estate taxes	(11,640)	(7,503)
Depreciation and amortization	(13,906)	(9,795)
Other expenses, net	(3,000)	(2,899)
Gain on sale of properties	23,939	—

Net income (loss)	$11,314	$(5,197)

On the Trust’s Consolidated
Statement of Operations and Comprehensive Income:
Equity in earnings of Preferred equity investment	$6,849	$4,066

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

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Equity Investments (Continued)

Concord Debt Holdings, LLC

On March 31, 2006, Lexington and the Trust entered into a joint venture to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord Debt Holdings LLC (f/k/a 111 Debt Holdings LLC) (“Concord”). The joint venture is now owned equally by Lexington and the Trust. The Trust and Newkirk initially committed to invest up to $50,000,000 each in the joint venture. In addition, the joint venture has entered into a $300,000,000 repurchase agreement with Column Financial Inc., a subsidiary of Credit Suisse First Boston, pursuant to which the joint venture leverages the assets held in the joint venture.  In May 2006, the joint venture entered into a second repurchase agreement with Bear Stearns International Ltd. providing for an additional $200,000,000 in leverage. Effective October 13, 2006, each of the Trust and Newkirk agreed to commit an additional $50,000,000 ($100,000,000 in the aggregate) to the joint venture. At December 31, 2006 the Trust is committed to fund $8,658,000 of its $100,000,000 total commitment.

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

Loans Payable:

Secured by joint venture
participation in the Toy
Building Loan	April 2008	LIBOR + 3.00%	8.35%	$30,000	$30,000
Miscellaneous	February 2007	—	7.50%	4	25

				$30,004	$30,025

Revolving Line of Credit:

$70,000,000 revolving line of credit	December 2008	LIBOR + 2.25%		$—	$16,000

(1)	During March and April 2006, the Trust satisfied the three first mortgage notes secured by the Jacksonville, Florida property. Through March 2006, the Trust satisfied two first mortgage notes for approximately $3,414,000 and recognized a $165,000 gain on the early extinguishment of debt, and in April 2006, it satisfied the remaining first mortgage note for approximately $2,500,000 and recognized a gain on the early extinguishment of debt of $249,000.

(2)	On June 30, 2006, the Trust modified its existing mortgage loan from KeyBank secured by certain of the Trust’s net lease properties, commonly referred to as the FINOVA portfolio. The loan which had a principal balance outstanding of $51,022,000 at June 30, 2006, was modified to (a) reduce the interest rate from LIBOR plus 4.50% to LIBOR plus 1.75%, (b) extend the maturity of the loan to June 30, 2009, subject to two one-year extensions and (c) eliminate the requirement for principal payments equal to 50% of cash flow (as defined) and replaced this requirement with quarterly principal payments of approximately $306,000, beginning April 1, 2007. In connection with the foregoing modifications, the Trust incurred a fee of $730,000 and recognized a loss on the early extinguishment of debt of $525,000.

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

The Trust has determined that the provisions of EITF 03-06, with respect to dividend participation rights of the Series B-1 Preferred Shares, need to be applied and that the net income per Common Share of Beneficial Interest should be determined using the two class method described in this pronouncement. See Note 21.

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

Business Segments (In thousands)	2006	2005	2004

Operating Properties
Rents	$38,822	$25,454	$3,387
Less - operating expenses	4,054	1,205	793
Less - real estate taxes	1,879	220	66
Loss on extinguishment of debt	646	—	—

	32,243	24,029	2,528

Loans
Interest	13,129	3,664	1,292
Equity in earnings of preferred equity investment	6,849	4,066	—
Equity in earnings of Concord Debt Holdings, LLC	1,340	—	—
Loan fee income	—	75	—

	21,318	7,805	1,292

Real Estate Securities
Dividends	1,073	1,622	139
Gain on sale of real estate securities	8,130	243	1,153
Assignment of exclusivity agreement – net lease assets	9,500	10,500	—
Equity in earnings of Newkirk Realty Trust	7,280	304	—
Gain on sale of equity investment	9,285	—	—
Equity in loss of Sealy Northwest Atlanta, L.P.	(51)	—	—

	35,217	12,669	1,292

Less - Depreciation and Amortization	11,216	6,994	726
Less - Interest Expense
Operating properties	14,304	12,475	684
Loans	8,258	2,515	—
Corporate Income (Expense)
Interest income	1,463	2,111	1,097
General and administrative	(3,399)	(3,289)	(2,677)
Base management fee	719	(2,660)	(1,420)
Interest expense	(8,495)	(5,912)	(13)
Insurance recoveries	—	—	1,254
Legal settlement	—	11,000	—
State and local taxes	(234)	(500)	—
Other	530	—	—

Income from continuing operations before minority interest	45,584	23,269	1,943
Minority interest	(2,764)	(179)	—

Income from continuing operations	$42,820	$23,090	$1,943

Capital Expenditures
Operating Properties	$1,483	$684	$2,018

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Business Segments (Continued)

Identifiable Assets
Operating properties	$271,991	$244,902	$95,540
Loans	363,089	272,094	8,390
Real estate securities	104,392	104,604	14,734
Other	112,148	37,248	171,304

Total Assets	$851,620	$658,848	$289,968

(1) The results of VenTek, the Park Plaza property and the St. Louis, Missouri property have been classified as discontinued operations.

21. Restatement

On August 7, 2007, subsequent to the filing of the December 31, 2006 financial statements, the Trust concluded that it needed to correct the Trust’s previously reported net income per Common Share of Beneficial Interest – basic for the years ended December 31, 2006 and 2005 and for certain interim periods within those years. The Trust determined that its prior calculations of basic net income per common share had not appropriately considered the provisions of EITF 03-06 with respect to the dividend participation rights of the Series B-1 preferred shares, and that net income per Common Share of Beneficial Interest – basic should have been determined using the two-class method described in that pronouncement. The error in the calculation of net income per Common Share of Beneficial Interest – basic has no impact on the Trust’s consolidated net income or comprehensive income, net income per Common Share of Beneficial Interest - diluted, consolidated balance sheet, consolidated statements of shareholders’ equity and consolidated statements of cash flows, nor does it impact cash available for distribution or its debt covenants under its loan facility. For the year ended December 31, 2005, the error did affect the allocation of net income per Common Share of Beneficial Interest – diluted between continuing operations and discontinued operations.

The following summarizes the effects of the restatement:

Statement of Operations for the Year Ended December 31, 2006	As Previously Reported	As Restated

Net income	$42,936	$42,936
Allocation of undistributed earnings to Series B-1 Preferred Shares	$—	$8,655
Net income applicable to Common Shares for earnings per share purposes	$42,936	$34,281
Earnings per share – Basic	$0.92	$0.74

Statement of Operations for the Year Ended December 31, 2005	As Previously Reported	As Restated

Net income	$23,621	$23,621
Allocation of undistributed earnings to Series B-1 Preferred Shares	$—	$4,837
Net income applicable to Common Shares for earnings per share purposes	$21,557	$16,720
Earnings per share – Basic	$0.66	$0.52
Earnings per share, continuing operations – Diluted	$0.51	$0.50
Earnings per share, discontinued operations – Diluted	$0.01	$0.02
Earnings per share – Diluted	$0.52	$0.52
Diluted weighted average shares	55,408	32,499

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

	Quarters Ended
(In thousands, except per-share data)	March 31	June 30	September 30	December 31

2006

Revenues	$12,027	$13,497	$13,465	$15,498

Net income	$10,163	$3,441	$5,186	$24,146

Net income applicable to Common Shares	$7,475	$3,441	$4,583	$19,025

Per share
Net income applicable to Common Shares, basic – previously reported	$0.26	$0.08	$0.11	$0.41

Net income applicable to Common Shares, basic - as restated	$0.19	$0.08	$0.10	$0.32

2005

Revenues	$4,896	$5,159	$8,766	$14,030

Net income	$901	$393	$11,427	$10,900

Net income (loss) applicable to Common Shares
	$385	$(123)	$7,078	$7,057

Per share
Net income applicable to Common Shares, basic – previously reported	$0.01	$0.00	$0.34	$0.31

Net income (loss) applicable to Common Shares, basic - as restated	$0.01	$0.00	$0.22	$0.21

Net income applicable to Common Shares, diluted – previously reported	$0.01	$0.00	$0.22	$0.29

Net income (loss ) applicable to Common Shares, diluted - as restated	$0.01	$0.00	$0.22	$0.21

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Events

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

WINTHROP REALTY TRUST

Dated: January 7, 2008	By:	/s/ Michael L. Ashner

Michael L. Ashner
Chief Executive Officer

Dated: January 7, 2008	By:	/s/ Thomas Staples

Thomas Staples
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page

23	Consent of Independent Registered Public Accounting Firm	*
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith