Form 10-K
period 2007-12-31
Winthrop Realty Trust
filed 2008-03-17
CIK 37008

106845
 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of March 1, 2008 there were 67,502,264 common shares of beneficial interest outstanding.

At June 30, 2007 the aggregate market value of the common shares of beneficial interest held by non-affiliates was $346,143,365.

(Cover page continued on next page)

(cover page continued)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III hereof.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CROSS REFERENCE SHEET PURSUANT TO ITEM G,
GENERAL INSTRUCTIONS TO FORM 10-K

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Any statements in this report, including any statements in the documents that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

•	the declaration or payment of distributions by us;
•	the ownership, management and operation of properties;
•	potential acquisitions or dispositions of our properties, investments or other businesses;
•	our policies regarding investments, acquisitions, dispositions, financings and other matters;
•	our qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended;
•	the real estate industry and real estate markets in general;
•	the availability of debt and equity financing;
•	interest rates;
•	general economic conditions;
•	supply of real estate investment opportunities and demand;
•	trends affecting us or our properties, investments or other businesses;
•	the effect of acquisitions or dispositions on our capitalization and financial flexibility;
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

•	our ability, and that of our properties, investments and businesses, to grow.

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

PART I

ITEM 1. BUSINESS.

Overview

Winthrop Realty Trust (formerly First Union Real Estate Equity and Mortgage Investments), which, together with its subsidiaries, we refer to as the Trust, we, us, and Company, is a real estate investment trust, which we refer to as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. We are an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 15, 2005. Our principal executive offices are at 7 Bulfinch Place, Suite 500, Boston, MA 02114, our telephone number is 617-570-4614, and our website is www.winthropreit.com. Information on our website is not a part of this report.

We are engaged in the business of owning real property and real estate related assets which we categorize into three specific areas: (i) ownership of operating properties, which we refer to as operating properties; (ii) origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property, including collateral mortgage-backed securities and collateral debt obligation securities, which we refer to as loan assets and loan securities; and (iii) ownership of equity interests in other REITs, which we refer to as REIT equity interests.

We hold our assets through our wholly-owned operating partnership, WRT Realty L.P. (formerly First Union REIT L.P.), a Delaware limited partnership, which serves as our operating partnership in connection with our umbrella partnership real estate investment trust or "UPREIT" structure. The UPREIT structure provides a method for us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in the operating partnership.

We acquire assets through direct ownership as well as through entering into specific strategic alliances and ventures. In particular, we have entered into two significant venture arrangements. Our venture with Marc Realty LLC, which we refer to as Marc Realty, a Chicago area real estate company, is our primary vehicle for investments in the Chicago metropolitan area. In addition, since its formation in March 2006, we acquire substantially all of our loan assets and loan securities through Concord Debt Holdings LLC, which we refer to as Concord, a venture with Lexington Realty Trust, which we refer to as Lexington. The formation of Concord enables us to increase and diversify our loan asset and loan security portfolio as it effectively doubles the capital available for investments in loan assets and loan securities.

Management

We are externally advised by FUR Advisors LLC, which we refer to as our advisor, an entity controlled by and partially owned by our current executive officers. Our advisor is required to administer our affairs including seeking, servicing and managing our investments. For providing these and the other services contemplated by the advisory agreement between us and our advisor, which we refer to as the Advisory Agreement, our advisor receives a base management fee and is entitled to an incentive fee. See “Employees” and “Item 1A. Risk Factors - Risk Relating to Our Management” below.

Pursuant to our bylaws, our executive officers are permitted to acquire or dispose of an investment with an aggregate value of $5,000,000 or less without the consent of our Board of Trustees. However, if such transaction is with (i) our advisor (and any successor advisor), Michael Ashner, and any of their respective affiliates; (ii) Lexington, The Lexington Master Limited Partnership, or Apollo Real Estate Investment Fund III, L.P. or any of their respective affiliates; (iii) a beneficial owner of more than 4.9% of our issued and outstanding common shares of beneficial interest, which we refer to as our common shares, either directly or upon the conversion of any of our preferred shares of beneficial interest, which we refer to as our preferred shares; or (iv) a beneficial owner of more than 4.9% of any other entity in which we hold a 10% or greater interest, then regardless of the amount of the transaction, such transaction must be approved by a majority of our independent trustees (acting as members of our Conflicts Committee).

Our Objectives and Strategies

Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing. We seek to achieve this objective by identifying and investing in discrete real estate investments as well as entering into ventures including arrangements with regional or specialized real estate professionals with extensive experience in a particular market or asset type. In addition, where the opportunity arises we may seek to enter into strategic co-investment ventures managed by us with institutional and high net worth investors to enhance our total return through acquisition, asset management and other fees and a promoted economic interests.

In general, we seek to

•	acquire operating properties without regard to property type (subject to certain limitations), location or position in the capital structure we believe
	➢	are undervalued,
	➢	present an opportunity to outperform the marketplace while at the same time providing current cash flow, or
	➢	will provide superior returns on the investment to the marketplace through an infusion of capital and/or improved management;
•
acquire and originate loan assets and loan securities primarily through Concord utilizing the same underwriting criteria as used for operating properties and then taking advantage of the financing opportunities to generate attractive risk-adjusted returns;

•	acquire interests in other REITs we believe to be undervalued; and
•	retain our advisor which has a large experienced management team that provides us with resources at a cost that we believe to be less expensive than if such persons were employed directly by us.

Except as indicated below or as limited by the restrictions placed on us in order to meet our requirements to maintain our status as a REIT and our own self-imposed restrictions, our investment decisions will not be materially affected by the nature of an investment or where that investment falls in an entity’s capital structure. Generally, we do not acquire operating properties used for special use or healthcare or invest in development projects, single family projects, condominium or condo conversion projects, raw land or, to date, assets located outside of the United States. Also, in connection with our investment in Lexington we have agreed not to make any future direct investments in net lease or single-tenant properties so long as Michael L. Ashner serves as an executive officer or trustee for both us and Lexington; however, as long as we hold our interest in Lexington, we will have a significant investment in single-tenant assets.

We do not limit our investments to a specific type of real estate asset (either direct property investments, loans, office buildings etc.), our strategy is to concentrate our investments in those areas that we believe will generate the best risk-adjusted return on our investments. Accordingly, at such times as we believe that the purchase price for operating properties is purchaser favorable, it is likely that we will focus our investments in operating property acquisitions. Likewise, at such times as we believe that the purchase price for operating properties is high, it is likely that we will focus our investments on loan assets where the hypothetical purchase price for the underlying property collateralizing the loan asset, if acquired on a “last dollar loss” basis, is consistent with the purchase price that we would pay to acquire the property which serves to collateralize the loan asset. That is, if we were required to foreclose on our lien, the effective purchase price for the asset would be the then outstanding principal balance and any accrued interest of our loan plus the outstanding principal balance and any accrued interest of any loans senior to our loan.

We intend to fund our investments through one or more of the following: cash reserves, borrowings under our credit facility, property loans or the issuance by us of additional debt and/or equity. Toward that end, we recently filed with the Securities Exchange Commission a registration statement on Form S-3 to enable us to sell 8,845,036 of our common shares pursuant to a rights offering to the existing holders of our common shares and our Series B-1 Cumulative Convertible Redeemable Preferred Shares, which we refer to as our Series B-1 preferred shares. As investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will seek to exit the investment and redeploy the capital to what we believe will be higher yielding opportunities.

Our History

Effective December 31, 2003, FUR Investors LLC, an entity controlled by and partially owned by our current executive officers, acquired 5,000,000 of our common shares pursuant to a tender offer at a price of $2.30 per share. In addition, FUR Investors purchased an additional 5,000,000 newly issued common shares for a price of $2.60 per share. As a result of these purchases, FUR Investors acquired a total of 10,000,000 of the outstanding common shares which represented 32.2% of the then total outstanding common shares.

In connection with the acquisition by FUR Investors of our common shares: (i) our advisor was retained as our external advisor; (ii) Michael L. Ashner was appointed our Chief Executive Officer; (iii) Mr. Ashner entered into an exclusivity agreement with us, which we refer to as the Exclusivity Agreement; (iv) FUR Investors entered into a covenants agreement pursuant to which it agreed not to take certain actions which, among other things, would adversely impact our status as a REIT or the listing of our common shares on the New York Stock Exchange; (v) our Board of Trustees was substantially reconstituted; and (vi) the terms of the members of our Board of Trustees were destaggered.

On November 7, 2005 in a transaction reviewed and approved by our Conflicts Committee which had engaged separate legal counsel, we assigned to Newkirk Realty Trust, Inc., which we refer to as Newkirk, all of our rights under the Exclusivity Agreement with respect to “net lease assets.” As defined, net lease assets include a property that is either net leased or the tenant leases at least 85.0% of the rentable square footage of the property, and, in addition to base rent, the tenant is required to pay some or all of the operating expenses for the property and, in either case, the lease has a remaining term, exclusive of all unexercised renewal terms, of more than 18 months. Our use of the term net lease assets also includes management agreements and master leases with terms of greater than three years where a manager or master lessee bears all operating expenses of a property and pays the owner a fixed return. The term net lease assets also includes all retenanting and redevelopment associated with net lease properties as well as all agreements, leases and activities incidental thereto. In addition, interests in net lease properties, include, without limitation, securities of companies, whether or not publicly traded, that are primarily invested in net lease assets. In exchange for this assignment, we received 1,250,000 shares of Newkirk’s common stock which, at that time, was valued at $20,000,000.

At the time of issuance, one half of the Newkirk shares (625,000 shares) we received were subject to forfeiture. Each month 17,361 shares vested and were no longer subject to forfeiture. In addition, we invested $50,000,000 in Newkirk by purchasing 3,125,000 shares at $16 per share. All of the shares held in Newkirk by us were subject to a lock-up agreement which prohibited us from selling these shares until the earlier of (i) the termination of an advisory agreement between NKT Advisors LLC, an affiliate of our advisor, and Newkirk or (ii) November 7, 2008.

On December 31, 2006, Newkirk was merged into Lexington Corporate Properties Trust (which upon the merger changed its name to Lexington Realty Trust). The merger required our consent and was reviewed and approved by our Conflicts Committee. In connection with the merger, the Newkirk shares held by us were no longer subject to forfeiture or lock-up, and (ii) the assignment of the exclusivity rights with respect to net lease assets was vested in Lexington.

Also in connection with the merger, Michael L. Ashner, our Chairman and Chief Executive Officer and the former Chairman and Chief Executive Officer of Newkirk, became a trustee and Executive Chairman of Lexington pursuant to the terms of an employment agreement between Mr. Ashner and Lexington, also approved by our Conflicts Committee. An agreement was entered into with Mr. Ashner which provides that in the event Lexington makes a real estate investment other than in a net-lease asset, Mr. Ashner is obligated to terminate his employment and other positions with Lexington, unless a majority of our independent trustees consent to his remaining with Lexington. Further, Mr. Ashner is not permitted to agree to certain amendments to his employment agreement without the consent of our Conflicts Committee. Due to Mr. Ashner’s position with Lexington, all future transactions with respect to the shares held by us in Lexington are subject to approval by our Conflicts Committee.

Our Assets

We make investments in real estate related assets directly and in ventures with third parties. We classify these investments into three segments: (i) operating properties; (ii) loan assets and loan securities; and (iii) REIT equity interests.

At December 31, 2007, our assets consisted of:

•	Operating properties containing 9,490,000 square feet of space, including the properties in the Marc Realty and Sealy portfolios, and 230 rental units at a multi-family property.
•
Loan assets directly held having an aggregate principal balance of $85,699,000 and a 50% ownership interest in Concord which held loan assets and loan securities having an aggregate principal balance of $1,178,000,000.

•	REIT equity interests with a market value of $51,804,000.

Operating Properties

See “Item 2. Properties.”

Loan Assets and Loan Securities

General

Loan assets directly held by us at December 31, 2007 consisted of:

Property/Collateral	Property Location	Outstanding Principal Balance	Interest Rate	Maturity

Marc Realty Portfolio (1)	Various	$55,586,000	7.65%	April 2012

Marc Realty – 180 Michigan (1)	Chicago, IL	17,669,000	7.32%	June 2008

Marc Realty - Various (2)	Chicago, IL	12,444,000	8.50%	(2)

		$85,699,000

(1)	See “Marc Realty Loans” below for additional information relating to these loans.
(2)	Tenant improvement and capital expenditure loans with respect to certain of the properties in the Marc Realty portfolio which mature from July 2012 to November 2013. See “Marc Realty Loans” below.

Concord Debt Holdings

General

As described above, in March 2006 we formed a venture with Lexington called Concord Debt Holdings LLC for the purpose of acquiring and originating a diversified portfolio of real estate loans and securities. There are a number of risks associated with our investment in Concord that are set forth below in Item 1A. Risk Factors.

To date, we and Lexington have each committed to invest $162,500,000 in Concord, of which $157,413,000 was contributed at December 31, 2007. In addition to the capital contributions made by us and Lexington, Concord currently finances its loan assets and loan securities, and expects to continue to finance its loan assets and loan securities, through various structures including, repurchase facilities, credit lines, term loans and securitizations. Concord may seek additional capital through sales of preferred or common equity in Concord to institutional or other investors.

Concord is managed by WRP Sub-Management LLC, which we refer to as the Concord Advisor, which is an affiliate of, and has substantially the same executive officers as, our advisor. Investments and other material decisions with respect to Concord’s business require the consent of both us and Lexington or our and their representatives on Concord’s investment committee.

Concord’s business is to acquire and originate loan assets and loan securities collateralized by real estate assets including mortgage loans (commonly referred to as whole loans), subordinate interests in whole loans (either through the acquisition of a B-Note or a participation interest), mezzanine loans, preferred equity and commercial real estate securities including collateralized mortgage-backed securities, which we refer to as CMBS, and real estate collateral debt obligations, which we refer to as a CDO. Concord seeks to produce a stable income stream from its investments in loan assets and loan securities by carefully managing credit risk and interest rate risk. The loan assets and loan securities in which it invests are selected based on their long-term earnings potential and credit quality. Concord’s primary objective is to derive earnings from interest income rather than trading gains and, accordingly, intends to hold its loan assets and loan securities to maturity. During the investment process, Concord uses the real estate expertise of its management team, which includes members of our advisor to underwrite and analyze the loan assets and loan securities and properties collateralizing them.

Concord seeks to achieve its objective by acquiring and originating loan assets and loan securities where the real estate collateral for the loan asset or loan security, its debt yield and the hypothetical purchase price for such real estate if acquired on a “last dollar loss” basis meet our value-driven, risk adjusted investment strategy. Further, as a value investor Concord seeks loan assets and loan securities for which the real estate collateral is consistent with our and Lexington’s core real estate groups of income producing office, retail, multifamily, warehouse and hospitality assets. Concord does not generally invest in industrial, R&D, special use or healthcare assets, and it does not invest in any development projects, single family projects, condominium or condo conversion projects, raw land, synthetic loans or loans originated on assets located outside of the United States. Further, Concord does not directly invest in single family home mortgages nor does it acquire loan assets where the underlying obligor is either us or Lexington or our respective affiliates. Concord only invests in assets in which the pool of potential buyers is broad and seeks to avoid assets which lack existing cash flow and/or were developed on a “for sale” basis. Moreover, depending on the size of the loan class, Concord generally seeks to acquire between 51% and 100% of the ownership position in the loan asset in which it invests so as to control any decision making which might occur with respect to such loan asset in the future.

Following the acquisition of a loan asset or loan security, the Concord Advisor seeks to enhance the return to Concord on such assets by obtaining financing which is accretive to Concord. Concord’s original business model was to ultimately finance its loan assets and loan securities with long-term debt through the issuance of CDOs. To this end, Concord formed its first CDO, Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1, pursuant to which it financed approximately $464,601,000 of its loan assets and loan securities. However, the debt capital markets have experienced an increase in volatility and reduction in liquidity since the second quarter of 2007. This was initially triggered by credit concerns emanating from the single family residential market, particularly those loans commonly referred to as sub-prime loans. Concord’s sole exposure to the single family residential market is with respect to an $11,500,000 investment in a $983,869,000 bond, 21.3% of which is subordinate to Concord’s position. Collateral for this bond can consist of up to 10% of residential loans, with the balance of the collateral consisting of commercial loans. At December 31, 2007, the collateral for the bond consisted of only 3.4% of residential loans. Accordingly, even if all of the residential loans were to be valueless, an additional 17.9% of the value of the remaining loans collateralizing the bond would have to be eliminated before Concord would suffer any actual loss. Notwithstanding the foregoing, Concord elected to take an $11,028,000 other-than-temporary impairment even though the loan security is performing in accordance with its terms and it is Concord’s intention to hold this loan security to maturity.

As a result of the increase in volatility of the debt capital markets, CDO securitizations have become difficult if not impossible to execute. As a result, Concord has continued to finance its acquisition of loan assets and loan securities through repurchase facilities and additional capital from us and Lexington. Concord expects to issue additional CDOs or other types of securitizations at such time, if at all, as such issuances will generate attractive equity returns.

CDOs are a securitization structure whereby multiple classes of debt are issued to finance a portfolio of income producing assets, such as loan assets and loan securities. Cash flow from the portfolio of assets is used to repay the CDO liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of "AAA" through "BBB−" and therefore can be issued at yields that are lower than the average yield of the assets backing the CDO. That is, the gross interest payments on the senior classes of CDO securities are less than the average of the interest payment received by the CDO from its assets. On its existing CDO, Concord retained, and Concord expects that it will retain on any future CDOs, the equity and the junior CDO debt securities. As a result, assuming the CDOs’ assets are paid in accordance with their terms, Concord’s return will be enhanced as Concord will retain the benefit of the spread between the yield on the CDO loan assets and loan securities and the yield on the CDO debt. The equity and the junior CDO debt securities that Concord holds and intends to retain are the most junior securities in the CDOs' capital structure and are usually unrated or rated below investment grade. Concord also earns ongoing management fees for its management of the CDO collateral. A portion of these management fees is senior to the ‘‘AAA’’ rated debt securities of each CDO. In CDO-1, the level of leverage on the underlying assets was approximately 80%. The leverage level of Concord’s future CDOs may vary depending on the composition of the portfolio and market conditions at the time of the issuance of each CDO. Concord may increase or decrease leverage on its investment grade CDOs, at securitization, upward or downward to improve returns or to manage credit risk. In addition to CDOs, Concord may also use other capital markets vehicles to finance its real estate debt portfolio of loan assets and loan securities.

The Concord Advisor provides accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including CDO-1. For providing these services, Concord reimburses the Concord Advisor for the costs incurred by Concord Advisor solely for the benefit of Concord, including salaries of employees dedicated to Concord’s business, which amounted to $2,571,000 in 2007. In order to create an economy of scale, an affiliate of both our advisor and the Concord Advisor provides accounting and other non-loan origination and loan acquisition services for the Concord Advisor. In connection with providing these services, the Concord Advisor reimburses such affiliate for the estimated costs associated with providing these services, which costs we refer to as the Concord Credit Amount. As describe above, we hold a 50% interest in Concord. As a result, we effectively pay 50% of Concord Credit Amount. Accordingly, because the Concord Credit Amount is paid to an affiliate of our advisor, we receive a credit against the advisory fee payable to our advisor equal to 50% of the Concord Credit Amount which credit amounted to $189,000 for 2007.

For additional information relating to Concord and its assets, see “Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations – Off-Balance Sheet Arrangements” and “Item 8. Financial Statements and Supplementary Data – Note 8 – Concord Debt Holdings LLC.”

Marc Realty Portfolio

At December 31, 2007, our Marc Realty portfolio consisted of one first mortgage bridge loan, two participating second mortgage loans and 19 convertible mezzanine loans, together with an equity investment in each mezzanine borrower, in the aggregate amount of approximately $73,255,000. Each of the borrowers is owned primarily by the principals of Marc Realty, a Chicago-based real estate company. Each loan is secured by the applicable borrower's ownership interest in a limited liability company, which we refer to as a Property Owner, that in turn owns an office building or complex primarily in the Chicago business district or suburban area. Each borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the borrower holds a 75% interest in the Property Owner. Each loan, other than the first mortgage bridge loan, bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only. The first mortgage bridge loan, in the amount of $17,669,000, bears interest at 7.32%, requires monthly payments of interest only and matures on June 20, 2008.

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

During 2007, two of the properties underlying the mezzanine loans were sold. Upon the sale of these two properties, exclusive of interest, we received an aggregate of $17,866,000 on our original investment of $11,333,000.
During 2006, four of the properties underlying the mezzanine loans were sold. Upon the sale of these four properties, exclusive of interest, we received an aggregate of $7,716,000 on our original investment of $6,635,000.

In addition, in connection with the original Marc Realty transaction both us and Marc Realty committed to each provide up to $7,350,000 in additional financing, which we refer to as TI/Capex Loans, to cover the costs of tenant improvements and capital expenditures at the properties underlying the Marc Realty portfolio. During 2007, TI/Capex Loans in excess of the $7,350,000 commitment were required. Accordingly, although neither us nor Marc Realty has committed to provide additional TI/Capex Loans, at December 31, 2007 both us and Marc Realty had each advanced approximately $12,444,000 in TI/Capex Loans. The TI/Capex Loans bear interest of 8.50% per annum and are secured by a subordinate loan on the applicable property.

The following table sets forth certain information relating to the office buildings held by each Property Owner at December 31, 2007:

Address	Property Location	Square Footage	Principal Balance Loan	Principal Balance TI/Capex Loans (1)

1111 Plaza Drive	Schaumburg, IL	127,000	$2,144,000	$–
1000 Plaza Drive	Schaumburg, IL	125,000	994,000	–
999 Plaza Drive	Schaumburg, IL	137,000	1,787,000	–
8 South Michigan Avenue	Chicago, IL	174,000	5,207,000	1,050,000
11 East Adams Street	Chicago, IL	159,000	3,810,000	1,221,000
29 East Madison Street	Chicago, IL	235,000	6,515,000	502,000
30 North Michigan Avenue	Chicago, IL	221,000	5,527,000	3,099,000
600 West Jackson Street (2)	Chicago, IL	101,000	1,736,000	453,000
999 East Touhy Avenue (2)	Des Plaines, IL	146,000	736,000	133,000
223 West Jackson Street	Chicago, IL	167,000	5,507,000	889,000
1803-1995 Hicks Road	Rolling Meadows, IL	75,000	1,254,000	413,000
4415 West Harrison Street	Hillside, IL	192,000	4,905,000	231,000
6546 Mercantile Way	Lansing, MI	403,000	2,587,000	637,000
2000-2060 East Algonquin	Schaumburg, IL	101,000	434,000	682,000
1701 East Woodfield Road	Schaumburg, IL	173,000	3,278,000	236,000
2720 River Road	Des Plaines, IL	108,000	3,314,000	255,000
3701 Algonquin Road	Rolling Meadows, IL	194,000	1,858,000	987,000
1051 Perimeter Drive	Schaumburg, IL	194,000	549,000	-
2205-2255 Enterprise Drive	Westchester, IL	130,000	1,600,000	1,135,000
900 Ridgebrook	Northbrook, IL	119,000	1,484,000	432,000
180 North Michigan Avenue	Chicago, IL	226,000	17,669,000	-
2860 River Road	Des Plaines, IL	57,000	360,000	89,000
		3,564,000	$73,255,000	$12,444,000

(1)	Loans made to finance tenant improvements and capital expenditures.
(2)	Property is currently under contract for sale.

First Mortgage Residential Whole-Pool Loan Certificates

During 2005 and 2006, we invested $173,083,000 (including $609,000 of purchased interest) in agency-sponsored whole pool certificates. Of these securities, $163,385,000 were issued by FNMA and $9,089,000 were issued by FHLMC. Pools of FNMA and FHLMC adjustable rate residential mortgage loans underlie these securities. These securities were subsequently sold in February 2008, and we recognized a gain of $233,000.

The table below sets forth information regarding our investments in whole-pool loan certificates as of December 31, 2007 (in thousands).

	Amortized Cost	Unrealized Gain (Loss)	Market Value	Maturity	Initial Interest Rate

Fannie Mae	$48,355	$234	$48,589	6/1/2035	4.24%
Fannie Mae	9,742	(118)	9,624	8/1/2035	6.49%
Freddie Mac/Fannie Mae	19,780	148	19,928	8/1/2046	5.11%
Total	$77,877	$264	$78,141

REIT Equity Interests

At December 31, 2007, our investments in REIT equity interests consisted of the following:

REIT/Ticker Symbol	Number of Shares

Lexington (NYSE:LXP)	3,500,000
HRPT Properties (NYSE:HRP)	100,000
Sun Communities, Inc. (NYSE: SUI)	10,000

See Item 8. Financial Statements and Supplementary Data - Note 6 for information relating to the purchase price for our REIT equity interests and their market value at December 31, 2007.

In addition, we held a 28% interest in Lex-Win Acquisition LLC, a venture which we refer to as Lex-Win, formed for the purpose of acquiring shares of common stock in Piedmont Office Realty Trust, Inc., a private real estate investment trust which we refer to as Piedmont. At December 31, 2007, Lex-Win held 3,885,616.525 shares in Piedmont at a per share price of $9.30, representing approximately 0.79% of the total outstanding shares in Piedmont.

Revolving Line of Credit

For information relating to our Revolving Line of Credit see Item 8. Financial Statements And Supplementary Data – Note 11.

Employees

As of December 31, 2007, we had no employees. During 2007, our affairs were administered by our advisor pursuant to the terms of the Advisory Agreement. Pursuant to the terms of the Advisory Agreement, our advisor is responsible for providing asset management services to us and coordinating with our shareholder transfer agent and property managers. Under the Advisory Agreement, we pay to our advisor a quarterly base management fee equal to the lesser of an asset based fee or an equity based fee. In general, the asset based fee is calculated as follows: 1% of our gross asset value up to $100,000,000, 0.75% of our gross asset value between $100,000,000 and $250,000,000, 0.625% of our gross asset value between $250,000,000 and $500,000,000 and 0.50% of our gross asset value in excess of $500,000,000. To accommodate the high leverage on the properties that we refer to as the Finova properties, our advisor agreed to reduce its fee for these properties to 0.25% of the gross asset value for the portion of that portfolio that is subject to leverage. In addition, in light of the nature of and leverage of our whole pool mortgage-backed loans, their value is entirely excluded from gross assets.

The equity based fee is calculated as follows: (i) 1.5% of our issued and outstanding equity securities plus (ii) .25% of any equity contribution by an unaffiliated third party to a venture managed by us. For purposes of the equity based calculation, the 31,058,913 common shares outstanding at January 1, 2005 are to be valued as follows: $2.30 (The tender offer price paid by an affiliate of our advisor in its December 2003 tender offer) with respect to 26,058,913 common shares and $2.60 (the purchase price paid by such affiliate) with respect to the 5,000,000 common shares acquired on December 31, 2003. Our common shares issued upon the conversion of our Series A Preferred Shares are valued at $5.0825 per common share, the conversion price. All preferred and common shares issued subsequent to January 1, 2005 are and will be valued at the net issuance price, including any common shares issued in connection with the conversion of preferred shares.

In connection with the acquisition of the Newkirk shares, the Advisory Agreement was modified to provide for a credit to us against the payment of the quarterly base management fee payable to our advisor equal to 80% of the incentive management fee, if any, payable by Newkirk to NKT Advisors under their advisory agreement. FUR Holdings LLC, which owns 100% of our advisor and 80% of NKT Advisors, effectively guaranteed any payments. In connection with the Newkirk/Lexington merger, the advisory agreement between NKT Advisors and Newkirk was terminated, and NKT Advisors received a payment of $5,500,000 attributable to its incentive fee. As a result, we received a $4,400,000 credit, $1,159,000 of which was used to offset our advisory fee payable for the quarter ended December 31, 2006 and the balance was used to offset a portion of the advisory fee payable during 2007. In addition, we are entitled to receive a further credit against the advisory fee equal to 50% of the Concord Credit Amount.

In addition to the base management fee, pursuant to the terms of the Advisory Agreement, at such time, if at all, as we have paid aggregate dividends to our holders of common shares in excess of a threshold amount ($349,653,000 at December 31, 2007 assuming conversion of all Series B-1 preferred shares at such date), our advisor will be entitled to receive 20% of all subsequent dividends paid to our holders of common shares. If we had liquidated or sold all or a substantial portion of our assets at December 31, 2007, based upon a per share price equal to the closing price on December 31, 2007 ($5.29 per common share), the amount payable to our advisor as incentive fee compensation would be approximately $23,310,000. Although the foregoing calculation of the incentive fee is based on the closing price of our common shares on the last day of the year, if the advisory agreement were terminated, the actual incentive fee payable would be based on an appraised valuation or the liquidation proceeds received for our assets, which may be substantially in excess of the amount calculated based on the market price of our common shares.

Competition

We have significant competition with respect to our acquisition of operating properties and our acquisition and origination of loan assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors. Our ability to grow our investment portfolio depends to a significant degree on our ability to implement our investment policy and operating strategies. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or make different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that meet our investment objective. We will continue to capitalize on the acquisition and investment opportunities that our advisor brings to us as a result of its acquisition experience as well as our partners in ventures which serve as platforms to investments in various geographic areas and particular classes of assets. Through its broad experience, our advisor’s senior management team has established a network of contacts and relationships, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants.

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

Additional Information About Us

We make the following materials available free of charge through our website at www.winthropreit.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act:

•	our annual reports on Form 10-K and all amendments thereto;
•	our quarterly reports on Form 10-Q and all amendments thereto;
•	our current reports on Form 8-K and all amendments thereto; and
•	various other filings that we make with the SEC.

We also make the following materials available free of charge through our website at www.winthropreit.com:

•	Audit Committee Charter;
•	Compensation Committee Charter;
•	Conflicts Committee Charter;
•	Nominating and Corporate Governance Committee Charter;
•	Code of Business Conduct and Ethics; and
•	Corporate Governance Guidelines.

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

NYSE Certification

As required by applicable New York Stock Exchange listing rules, on May 9, 2007, following our 2007 Annual Meeting of Shareholders, our Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards.

ITEM 1A. RISK FACTORS

We, our assets and the entities in which we invest are subject to a number of risks customary for REITs, property owners, loan originators and holders and equity investors as well as a number of risks involved in our investment policy that not all REITs may have. Although this section is divided into a number of subheadings, it should be read in its entirety and although certain risks are more likely to occur with respect to certain types of assets in which we invest, and have been included under such heading, such risks may be applicable to other types of assets in which we invest or in which we may invest in the future. Accordingly, this section should be read in its entirety to fully understand the risks applicable to an investment in us.

General Risks Relating to Us and Our Business

We have grown rapidly since January 1, 2004. We may not be able to maintain this rapid growth and our failure to do so could adversely affect our stock price.

We have experienced rapid growth in recent years, increasing our total assets from approximately $146,838,000 at December 31, 2003 to approximately $745,447,000 at December 31, 2007. We may not be able to maintain a similar rate of growth in the future or manage our growth effectively. In fact, our assets remained relatively constant during 2007 as we elected to limit our investments due primarily to the high cost of real estate assets and the capital market crisis limiting debt investment opportunities. Our failure to continue to grow our assets may have a material adverse affect on our financial condition and results of operations, our stock price and our ability to pay dividends to our shareholders.

We may not be able to invest our cash reserves in suitable investments.

At December 31, 2007, we had approximately $36,654,000 of cash and cash equivalents available for investment. Our ability to generate increased revenues is dependent upon our ability to invest these funds as well as additional funds which we may raise or borrow in real estate related assets that will ultimately generate favorable returns.

We are subject to significant competition and we may not compete successfully.

See “Item 1. Business-Competition” for information relating to this risk.

Investing through ventures presents additional risks.

Our investments in entities which we do not control, including ventures such as Concord and Marc Realty, present additional risks such as our having differing objectives than our partners or the entities in which we invest or our becoming involved in disputes or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to comply with applicable standards may adversely affect us.

Investing in private companies involves specific risks.

We have held ownership interests in, and may acquire additional ownership interests in, private companies not subject to the reporting requirements of the Securities and Exchange Commission. Investments in private businesses involve a higher degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about these private companies, and we will rely significantly on the due diligence of our advisor to obtain information in connection with our investment decisions.

We may acquire or sell additional assets or properties. Our failure or inability to consummate these transactions or manage the results of these transactions could adversely affect our operations and financial results.

We may acquire or sell properties or acquire or sell other real estate companies when we believe that an acquisition or sale is consistent with our business objective. We may not, however, succeed in consummating desired acquisitions or sales. Also, we may not succeed in leasing newly acquired properties at rents sufficient to cover the costs of acquisition, debt service and operation. Difficulties in integrating acquisitions into our portfolio may prove costly or time-consuming and could consume a disproportionate share of management's and/or our advisor’s attention.

Many of our investments are illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions, which may result in losses to us.

Many of our investments are relatively illiquid and, therefore, our ability to sell properties and purchase other properties, securities and debt promptly in response to a change in economic or other conditions may be limited. The requirements of the Code with regard to REITs also places limits on our ability to sell properties held for fewer than four years. These considerations could make it difficult for us to dispose of properties, even if a disposition were in the best interest of our shareholders. In addition, we invest in REIT equity interests that are not publicly traded which limits our ability to dispose of such assets. As a result, our ability to adjust our portfolio in response to changes in economic and other conditions may be relatively limited, which may result in losses to us.

We leverage our portfolio, which may adversely affect our return on our investments and may reduce cash available for distribution.

We seek to leverage our portfolio through borrowings. Our return on investments and cash available for distribution to holders of our preferred and common shares may be reduced to the extent that changes in market conditions cause the cost of our financings to increase relative to the income that can be derived from the assets. Our debt service payments reduce the cash available for distributions to holders of preferred and common shares. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or forced sale to satisfy our debt obligations. A decrease in the value of the assets may lead to a requirement that we repay certain borrowings. We may not have the funds available, or be able to arrange for refinancings, to satisfy such repayments.

We may change our investment and operational policies.

We may change our investment and operational policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier than, the types of investments described in this filing. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our share price and our ability to make distributions.

Interest rate fluctuations may reduce the spread we earn on our interest-earning investments and may reduce our investment return.

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. Although we seek to finance our assets on a match-funded basis and mitigate the risk associated with future interest rate volatility, we are subject to credit risk and interest rate risk with respect to our investments in loan assets and loan securities that are not match-funded. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2007, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $4,534,000, offset by an increase in our interest expense of approximately $3,314,000 on our variable rate liabilities after the impact of our interest rate swaps. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

We and Concord engage in hedging transactions that may limit gains or result in losses.

We and Concord use derivatives to hedge our respective liabilities and this has certain risks, including:

•
losses on a hedge position have in the past and may in the future reduce the cash available for distribution to us as a partner in Concord and to our shareholders and such losses may exceed the amount invested in such instruments;

•	counterparties to a hedging arrangement could default on their obligations; and
•	we and Concord may have to pay certain costs, such as transaction fees or brokerage costs.

Our Board of Trustees has authorized our advisor to use interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments in order to hedge as much of the interest rate risk as it determines is in the best interest of our shareholders, given the cost of such hedges and the need to maintain our status as a REIT. We may use these hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations. A hedge may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected as a result of the use of derivatives.

We must manage our investments in a manner that allows us to rely on an exemption from registration under The Investment Company Act in order to avoid the consequences of regulation under that Act.

We intend to operate so that we are exempt from registration as an investment company under the Investment Company Act of 1940, as amended. Therefore, the assets that we may invest in, or acquire, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. If we are required to make investments in order to be exempt from registration, such investments may not represent an optimum use of our capital when compared to other available investments.

We may not be able to obtain capital to make investments.

At such time as we utilize our cash reserves, we will be dependent primarily on external financing to fund the growth of our business. This is because one of the requirements for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is also a separate requirement to either distribute net capital gains or pay a corporate level tax. Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments as well as the general condition of the capital markets. We and other companies in the real estate industry have experienced limited availability of financing from time to time. Although we believe that we will be able to finance any investments we seek to make in the foreseeable future, requisite financing may not be available on acceptable terms.

We have significant distribution obligations to holders of our Series B-1 preferred shares.

The provisions of our Series B-1 preferred shares currently require us to make annual distributions presently aggregating approximately $6,127,000 before any distributions may be made on our common shares.

Our ratio of total debt to total entity value may increase.

As of December 31, 2007, we had approximately $236,925,000 of mortgage loans payable and $98,266,000 in liquidation value of Series B-1 preferred shares which are included as debt for financial statement purposes. Our ratio of this debt to total entity value was approximately 41.8%. When we say “entity value” we mean market equity value of our common and preferred shares plus this debt. In the future, we may incur additional debt to finance acquisitions, property developments or ventures and thus increase our ratio of total debt to total entity value. If our level of indebtedness increases, it may increase the risk of default on our obligations and adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment the cost of our existing floating rate debt and any new debt or other market rate securities or instruments may increase.

Covenants in our debt instruments could adversely affect our financial condition and our ability to make future investments.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property. Our credit facility contains, and other loans that we may obtain in the future may contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness, including a limitation on our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense and fixed charges, and a requirement for us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow under our credit facility is subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources which may not be available to us, or be available only on unattractive terms.

Additionally, our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected should lenders insist upon insurance coverage against acts of terrorism not available to us in the marketplace on commercially reasonable terms.
We rely on debt financing, including borrowings under our credit facility, issuances of unsecured debt and debt secured by individual properties, to finance our acquisition activities and for working capital. If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would be adversely affected. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, exercise their remedies including seeking to foreclose on the collateral securing the defaulted loan.

Future issuances and sales of equity or debt interests pursuant to an outstanding registration statement may affect the market price of our common shares.

We currently have an effective “shelf” registration statement on file covering the issuance, from time to time, of up to $256,388,000 of our common shares, preferred shares and/or debt securities. The registration statement also covers the resale by certain selling shareholders of up to 23,222,223 common shares. The actual issuance of additional common shares or sale of these or other large holdings of common shares may decrease the market price of our common shares. We have also agreed to file a registration statement covering the resale of 3,522,566 common shares which were issued in a privately negotiated transaction in 2005.

If we issue preferred equity or debt we may be exposed to additional restrictive covenants and limitations on our operating flexibility, which could adversely affect our ability to pay dividends.

If we decide to issue preferred equity or debt in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of preferred equity or debt may be granted specific rights, including but not limited to: the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares. We, and indirectly our shareholders, will bear the cost of issuing and servicing such securities.

Our due diligence may not reveal all of the liabilities associated with a proposed investment and may not reveal other weaknesses.

Before making an investment in an operating property, loan asset or loan security, our advisor assesses the value of the operating property or, in the case of a loan asset or loan security, the value of the assets underlying the loan or loan security. Further, in entering into a venture or making a loan or acquiring a loan security, our advisor assesses the strength and skills of such entity's management and other factors that it believes are material to the performance of the investment. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, our advisor relies on the resources available to it and, in some cases, an investigation by third parties including, when available, audited financial statements prepared by independent accountants. There can be no assurance that its due diligence processes will uncover all relevant facts or that the investment will be successful.

We may fail to qualify or remain qualified as a REIT and may be required to pay income taxes at corporate rates.

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

If, with respect to any taxable year, we fail to maintain our qualification as a REIT and certain relief provisions do not apply, we would not be able to deduct distributions to our shareholders in computing our taxable income and would have to pay federal corporate income tax (including any applicable alternative minimum tax) on our taxable income. If we had to pay federal income tax, the amount of money available to distribute to our shareholders would be reduced for the year or years involved, and we would no longer be required to pay dividends to our shareholders. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost and thus our cash available for distribution to our shareholders would be reduced in each of those years, unless we were entitled to relief under relevant statutory provisions.

Although we currently intend to operate in a manner designed to allow us to continue to qualify as a REIT, future economic, market, legal, tax or other considerations might cause us to revoke the REIT election. In that event, we and our shareholders would no longer be entitled to the federal income tax benefits applicable to a REIT.

Pursuant to an agreement with one of our common shareholders, we may be liable to pay damages to that shareholder in the event we fail to maintain our status as a REIT.

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

From time to time, we may have taxable income greater than our cash flow available for distribution to our shareholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid income and excise taxes in a particular year. These alternatives could increase our operating costs and diminish our rate of growth.

Factors that may cause us to lose our New York Stock Exchange listing.

We might lose our listing on the NYSE depending on a number of factors, including failure to qualify as a REIT, or our not meeting the NYSE’s requirements, including those relating to the number of shareholders and the amount and composition of our assets.

Ownership limitations in our Bylaws may adversely affect the market price of our Common Shares.

Our bylaws contain an ownership limitation that is designed to prohibit any transfer that would result in our being "closely-held" within the meaning of Section 856(h) of the Code. This ownership limitation, which may be waived by our Board of Trustees, generally prohibits ownership, directly or indirectly, by any single shareholder of more than 9.8% of the common shares. Our Board of Trustees has waived this ownership limitation on a number of occasions. Unless the Board of Trustees waives the restrictions or approves a bylaw amendment, common shares owned by a person or group of persons in excess of 9.8% of our outstanding common shares are not entitled to any voting rights, are not considered outstanding for quorum or voting purposes, and are not entitled to dividends, interest or any other distributions with respect to the common shares. The ownership limit may have the effect of inhibiting or impeding a change of control or a tender offer for our common shares.

We may be adversely affected by unfavorable economic changes.

Adverse economic conditions in the United States in general and particularly in areas where the properties underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of, or reduced demand for, office and industrial properties) may have an adverse affect on the value of our properties. A material decline in demand, or the ability of tenants to pay rent, for office and industrial space may result in a material decline in our cash available for distribution.

Risks Relating to our Operating Properties

Risks incidental to the ownership and operation of real estate assets.

The value of an investment in us depends upon our financial performance and the value of our operating properties, both those presently held as well as future investments, which are subject to the risks normally associated with the ownership, operation and disposal of real estate properties and real estate related assets, including:

•	changes in the general and local economic climate;
•	competition from other properties;
•	changes in interest rates and the availability of financing;
•	the cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, space in the markets in which our properties are located;
•	the attractiveness of our properties to tenants and purchasers;
•	how well we manage our properties;
•	changes in market rental rates and our ability to rent space on favorable terms;

•	the financial condition of our tenants and borrowers including bankruptcy or insolvency of tenants and borrowers;
•	the need to periodically renovate, repair and re-lease space and the costs thereof;
•	increases in maintenance, insurance and operating costs;
•	civil unrest, armed conflict or acts of terrorism against the United States; and
•	earthquakes and other natural disasters or acts of God that may result in uninsured losses.

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

Leasing Issues. With respect to our properties, we are subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting, including the cost of any required renovations, may be less favorable than the current lease terms. This risk is substantial with respect to our net lease properties as single tenants lease 100% of each property. Twenty of our properties, containing an aggregate of approximately 2,947,000 square feet of space are net leased to seven different tenants. Leases accounting for approximately 2% of the aggregate 2006 annualized base rents from our properties, representing approximately 1% of the net rentable square feet at the properties, expired without penalty or premium through the end of 2007, and leases accounting for approximately 3% of aggregate 2007 annualized base rent from the properties, representing approximately 2% of the net rentable square feet at the properties, are scheduled to expire in 2008. Other leases grant tenants early termination rights upon payment of a termination penalty. Lease expirations will require us to locate new tenants and negotiate replacement leases with new tenants. The costs for tenant improvements, tenant concessions and leasing commissions, with respect to new leases, are traditionally greater than costs relating to renewal leases. If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases, or if the rental rates upon such renewal or reletting are significantly lower than expected, our revenue and net income could be adversely affected.

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

We cannot evict a tenant solely because of its bankruptcy. A court, however, may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for past due rent and unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay in full the amount it owes us under a lease. The loss of rental payments from tenants could adversely affect our cash flows and operating results

Tenant Concentration. Our Jacksonville property (previously leased to Winn-Dixie) has two tenants that occupy 78% of the space at the property. Our properties at 550-650 Corporetum and 701 Arboretum (Chicago, Illinois market), each have two tenants who occupy 49% and 67% of the space at the property, respectively.

Our Ontario property in which we hold an 80% interest has two tenants that occupy 26% of the space at the property. We believe that the relocation or future financial weakness of these tenants would not have a material adverse affect on our rental revenue.

With respect to the net lease properties, leases with Viacom Inc. and, The Kroger Co. represent approximately 34% and 20%, respectively, of the total rentable square footage of the net lease properties. Accordingly, the financial weakness of either of these tenants could negatively impact our operations and cash flows.

We may be unable to refinance our existing debt or obtain favorable refinancing terms.

We are subject to the normal risks associated with debt and preferred share financings, including the risk that our cash flow will be insufficient to meet required payments of principal and interest on debt and distributions to holders of preferred shares and the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. This risk is exacerbated by the recent capital market crisis which has resulted in tightened lending requirements for real estate related assets. If we were unable to refinance indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us, which could have a material adverse affect on us and our ability to pay distributions to our holders of preferred and common shares. Furthermore, if a property is mortgaged or a loan pledged to secure payment of indebtedness and we are unable to meet the debt payments, the lender could foreclose upon the property or the loan, appoint a receiver or obtain an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to us. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements.

Some of our potential losses may not be covered by insurance.

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

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that adversely affect our ability to pay dividends.

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

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by local, state and federal governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have an adverse affect on our ability to pay dividends to you. Additionally, failure to comply with any of these requirements could result in the imposition of fines by such governmental authorities or awards of damages to private litigants, or both. While we intend to acquire only properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements could change or new requirements could be imposed which would require significant unanticipated expenditures by us and could have an adverse affect on our cash flow and ability to pay dividends.

We may incur costs to comply with environmental laws.

The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may adversely affect our operating costs. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect our ability to borrow by using such property as collateral. We maintain insurance related to potential environmental issues on our currently non-net leased properties which may not be adequate to cover all possible contingencies.

Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials ("ACMs") into the environment. In addition, third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to released ACMs or other hazardous materials. Environmental laws may also impose restrictions on the use or transfer of property, and these restrictions may require expenditures and/or affect the value of such property. In connection with the ownership and operation of any of our properties, we and the lessees of these properties may be liable for any such environmental costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect our ability to pay amounts due on indebtedness and dividends to our shareholders. This risk is mitigated for our net lease properties as the lease agreements for those properties require the tenant to comply with all environmental laws and indemnify us for any loss relating to environmental liabilities, which may be affected by the financial ability of the tenant to discharge its responsibility. We have no reason to believe that any environmental contamination or violation of any applicable law, statute, regulation or ordinance governing hazardous or toxic substances has occurred or is occurring, except for the property located in Jacksonville, Florida, previously net leased to Winn-Dixie. Given the nature of the contamination at the Jacksonville property and the fact that a substantial portion of the costs associated with the remediation are covered by a state sponsored plan, we do not believe the costs to be borne by us will be material. Prior to undertaking major transactions, we hire independent environmental experts to review specific properties. Our advisor also endeavors to protect us from acquiring contaminated properties or properties with significant compliance problems by obtaining site assessments and property reports at the time of acquisition when it deems such investigations to be appropriate. There is no guarantee, however, that these measures will successfully insulate us from all such liabilities.

Risks Relating to our Loan Assets and Loan Securities

We invest in loan assets and loan securities both directly and indirectly through Concord. All references in this “Risks Relating to our Loan Assets” section to we, us or the like shall, except as expressly provided otherwise, include us and Concord.

The mortgage loans we invest in are subject to delinquency, foreclosure and loss.

We seek to make commercial mortgage loans directly and indirectly that are secured by income producing property. These loans are subject to risks of delinquency and foreclosure as well as risk associated with the capital markets. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that adversely affect operating expense such as increases in real estate tax rates or limit rents that may be charged; the need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions and/or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God; terrorism; social unrest; and civil disturbances.

In the event of a default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral, including the overall financial condition of the tenant, and the principal and accrued interest of the mortgage loan, which could have a material adverse affect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could negatively affect our return on the foreclosed mortgage loan.

The subordinate loan assets we invest in may be subject to risks relating to the structure and terms of the transactions, and there may not be sufficient funds or assets remaining to satisfy our subordinate notes, which may result in losses to us.

We invest in loan assets that are subordinate in payment and collateral to more senior loans. If a borrower defaults or declares bankruptcy, after the more senior obligations are satisfied, there may not be sufficient funds or assets remaining to satisfy our subordinate notes. Because each transaction is privately negotiated, subordinate loan assets can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate loan assets that we invest in may not give us the right to demand foreclosure as a subordinate debtholder. Furthermore, the presence of intercreditor agreements may limit our ability to amend the loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire possession of underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

We invest in subordinate mortgage-backed securities which are subject to a greater risk of loss than senior securities. We may hold the most junior class of mortgage-backed securities which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans.

We invest in a variety of subordinate loan securities, and sometimes hold a "first loss" subordinate holder position. The ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower since the underlying loans are generally non-recourse in nature. In the event of default and the exhaustion of any equity support, reserve funds, letters of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities purchased.

Expenses of enforcing the underlying mortgage loans (including litigation expenses), expenses of protecting the properties securing the mortgage loans and the liens on the mortgaged properties, and, if such expenses are advanced by the servicer of the mortgage loans, interest on such advances will also be allocated to such "first loss" securities prior to allocation to more senior classes of securities issued in the securitization. Prior to the reduction of distributions to more senior securities, distributions to the "first loss" securities may also be reduced by payment of compensation to any servicer engaged to enforce a defaulted mortgage loan. Such expenses and servicing compensation may be substantial and consequently, in the event of a default or loss on one or more mortgage loans contained in a securitization, we may not recover our investment.

If credit spreads widen, the value of Concord’s assets may suffer.

The value of Concord’s loan securities is dependent upon the yield demanded on these loan securities by the market based on the underlying credit. A large supply of these loan securities combined with reduced demand will generally cause the market to require a higher yield on these loan securities, resulting in a higher, or "wider," spread over the benchmark rate of such loan securities. Under such conditions, the value of loan securities in our portfolio would tend to decline. Such changes in the market value of our portfolio may adversely affect our net equity through their impact on unrealized gains or losses on available-for-sale loan securities, and therefore our cash flow since we would be unable to realize gains through sale of such loan securities. Also, they could adversely affect our ability to borrow and access capital.

The value of our investments in mortgage loans, mezzanine loans and participation interests in mortgage and mezzanine loans is also subject to changes in credit spreads. The majority of the loans we invest in are floating rate loans whose value is based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit. The value of our portfolio would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate. Any credit or spread losses incurred with respect to our loan portfolio would affect us in the same way as similar losses on our loan securities portfolio as described above.

Concord prices its assets based on its assumptions about future credit spreads for financing of those assets. Concord has obtained, and may obtain in the future, longer term financing for its assets using structured financing techniques such as CDOs. Such issuances entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR. If the spread that investors are paying on structured finance vehicles over the benchmark widens and the rates Concord charges on its securitized assets are not increased accordingly, this may reduce Concord’s income or cause losses.

Prepayments can increase, adversely affecting yields on our investments.

The value of our assets may be affected by an increase in the rate of prepayments on the loans underlying our loan assets and loan securities. The rate of prepayment on loans is influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control and consequently such prepayment rates cannot be predicted with certainty. In periods of declining real estate loan interest rates, prepayments of real estate loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the loans that were prepaid. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

Concord may not be able to issue CDO securities, which may require Concord to seek more costly financing for its real estate loan assets or to liquidate assets.

Concord has and may continue to seek to finance its loan assets on a long-term basis through the issuance of CDOs. Prior to a new investment grade CDO issuance, there is a period during which real estate loan assets are identified and acquired for inclusion in a CDO, known as the repurchase facility accumulation period. During this period, Concord authorizes the acquisition of loan assets and loan securities under one or more repurchase facilities from repurchase counterparties. The repurchase counterparties then purchase the loan assets and loan securities and hold them for later repurchase by Concord. As a result, Concord is subject to the risk that it will not be able to acquire, during the period that its repurchase facilities are available, a sufficient amount of loan assets and loan securities to support the execution of an investment grade CDO issuance. In addition, conditions in the capital markets may make it difficult, if not impossible, for Concord to pursue a CDO when it does have a sufficient pool of collateral. If Concord is unable to issue a CDO to finance these assets or if doing so is not economical, Concord may be required to seek other forms of potentially less attractive financing or to liquidate the assets at a price that could result in a loss of all or a portion of the cash and other collateral backing its purchase commitment.

Concord’s repurchase facilities and its CDO financing agreements may limit its ability to make investments.

In order for Concord to borrow money to make investments under its repurchase facilities, its repurchase counterparties have the right to review the potential investment for which Concord is seeking financing. Concord may be unable to obtain the consent of its repurchase counterparties to make certain investments in which case Concord may be unable to obtain alternate financing for that investment. Concord’s repurchase counterparties consent rights with respect to its repurchase facility may limit Concord’s ability to execute its business strategy.

The repurchase agreements that Concord uses to finance its investments may require it to provide additional collateral.

If the market value of the loan assets and loan securities pledged or sold by Concord to repurchase counterparties decline in value, which decline is determined, in most cases, by the repurchase counterparties, Concord may be required by the repurchase counterparties to provide additional collateral or pay down a portion of the funds advanced. Concord may not have the funds available to pay down its debt, which could result in defaults. Posting additional collateral to support its repurchase facilities will reduce Concord’s liquidity and limit its ability to leverage its assets. Because Concord’s obligations under its repurchase facilities are recourse to Concord, if Concord does not have sufficient liquidity to meet such requirements, it would likely result in a rapid deterioration of Concord’s financial condition and solvency and adversely affect our investment in Concord.

Concord’s future investment grade CDOs, if any, will be collateralized with loan assets and loan securities that are similar to those collateralizing its existing investment grade CDO, and any adverse market trends are likely to adversely affect Concord’s CDO and the issuance of future CDOs.

Concord’s existing investment grade CDO is collateralized by fixed and floating rate loan assets and loan securities, and we expect that future issuances, if any, will be backed by similar loan assets and loan securities. Any adverse market trends that affect the value of these types of loan assets and loan securities will adversely affect the value of Concord’s interests in the CDOs and, accordingly, our investment in Concord. Such trends could include declines in real estate values in certain geographic markets or sectors, underperformance of loan assets or loan securities, or changes in federal income tax laws that could affect the performance of debt issued by REITs.

The recent capital market crisis has made financings through CDOs difficult.

The recent events in the subprime mortgage market have impacted Concord’s ability to consummate a second CDO. Although Concord holds only one bond of $11,500,000 which has minimal exposure to subprime residential mortgages, conditions in the financial capital markets have made issuances of CDOs at this time less attractive to investors. If Concord is unable to issue future CDOs to finance its assets, Concord will be required to hold its loan assets under its existing repurchase facilities longer than originally anticipated or seek other forms of potentially less attractive financing. The inability to issue future CDOs at accretive rates may have a negative impact on Concord’s cash flow and anticipated return.

Concord may not be able to access financing sources on favorable terms, or at all, which could adversely affect its ability to execute its business plan and its ability to make distributions.

Concord seeks to finance its loan assets and loan securities over the long-term through a variety of means, including repurchase agreements, credit facilities, CDOs and other structured financings. Concord may also seek to finance its investments through the issuance of common or preferred equity interests in Concord. Concord’s ability to execute this strategy depends on various conditions in the financial markets which are beyond its control. If these markets are not an efficient source of long-term financing for Concord’s loan assets and loan securities, Concord will have to find alternative forms of long-term financing for its loan assets and loan securities. This could subject Concord to more expensive financing arrangements which would require a larger portion of its cash flow, thereby reducing cash available for distribution to its members and funds available for operations as well as for future business opportunities.

Credit ratings assigned to Concord’s investments are subject to ongoing evaluations and we cannot be sure that the ratings currently assigned to Concord’s investments will not be downgraded.

Some of Concord’s investments are rated by the major rating agencies. The credit ratings on these investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower rating or reduce, or indicate that they may reduce, their ratings of Concord’s investments, the market value of those investments could significantly decline, which could have an adverse affect on Concord’s financial condition.

Concord may make investments in assets with lower credit quality, which will increase our risk of losses.

Concord may make investments in unrated loan securities or participate in unrated or distressed mortgage loans. An economic downturn, for example, could cause a decline in the market price of lower credit quality investments and securities because the ability of obligors of mortgages, including mortgages underlying mortgage-backed securities, to make principal and interest payments might become impaired.

The use of CDO financings with coverage tests may have a negative impact on Concord’s operating results and cash flows.

Concord’s current CDO contains, and it is likely that future CDOs, if any, will contain coverage tests, including over-collateralization tests, which are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal and interest on the subordinate classes of bonds in the CDO. In the event the coverage tests are not met, distributions otherwise payable to Concord may be re-directed to pay principal on the bond classes senior to Concord’s. Therefore, Concord’s failure to satisfy the coverage tests could adversely affect Concord’s operating results and cash flows.

Certain coverage tests which may be applicable to Concord’s interest in its CDOs (based on delinquency levels or other criteria) may also restrict Concord’s ability to receive net income from assets pledged to secure the CDOs. If Concord’s assets fail to perform as anticipated, Concord’s over-collateralization or other credit enhancement expense associated with its CDOs will increase. There can be no assurance of completing negotiations with the rating agencies or other key transaction parties on any future CDOs as to what will be the actual terms of the delinquency tests, over-collateralization, cash flow release mechanisms or other significant factors regarding the calculation of net income to Concord. Failure to obtain favorable terms with regard to these matters may materially reduce the net income to Concord.

Risks Relating to our REIT Equity Interests

Our investments in REIT equity interests are subject to specific risks relating to the particular REIT issuer of the securities and to the general risks of investing in equity interests of REITs.

Our investments in REIT equity interests, such as our investment in Lexington involve special risks. REITs generally are required to substantially invest in real estate or real estate-related assets and are subject to the inherent risks described above including: (i) risks generally incident to interests in real property; (ii) risks associated with the failure to maintain REIT qualification; and (iii) risks that may be presented by the type and use of a particular commercial property.

Risks Relating to Our Management

Ability of our advisor to operate properties directly affects our financial condition.

The ultimate value of our assets and the results of our operations will depend on the ability of our advisor to operate our properties and manage our other investments in a manner sufficient to maintain or increase revenues and control our operating and other expenses in order to generate sufficient revenues to pay amounts due on our indebtedness and to pay dividends to our shareholders.

We are dependent on our advisor and the loss of our advisor’s key personnel could harm our operations and adversely affect the value of our shares.

We have no paid employees. Our officers are employees of our advisor. We have no separate facilities and are completely reliant on our advisor, which has significant discretion as to the implementation of our strategies and operating policies. We are subject to the risk that our advisor will terminate its advisory agreement and that no suitable replacement will be found to manage us. Furthermore, we are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our advisor and, in particular, Michael Ashner, chairman of our Board of Trustees and our chief executive officer, and Peter Braverman, our president, as well as our other executive officers. While we believe that we could find replacements for these key personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

There are conflicts of interest in our relationship with our advisor.

Our chairman and chief executive officer and each of our executive officers also serve as officers of our advisor. Our base management and incentive fee compensation agreements with our advisor were negotiated as part of an overall transaction in which an affiliate of our advisor acquired control of us. Accordingly, the terms of the advisory agreement, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

The incentive fee payable to our advisor may be substantial.

Pursuant to the terms of the advisory agreement, at such time, if at all, as we have paid aggregate dividends to our holders of common shares in excess of a threshold amount ($349,653,000 at December 31, 2007), our advisor will be entitled to receive 20% of subsequent dividends paid to holders of our common shares. If we were to liquidate or sell all or a substantial portion of our assets at December 31, 2007, based upon a per share price equal to the closing price on the last day of the year ($5.29 per share at December 31, 2007), the amount payable to our advisor as incentive fee compensation would be approximately $23,310,000. Although the foregoing calculation of the incentive fee is based on the closing price of our common shares on the last day of the year, if the advisory agreement were terminated, the actual incentive fee payable would be based on an appraised valuation or the liquidation proceeds received for our assets, which may be substantially in excess of the amount calculated based on the market price of our common shares. At such time as shareholders' equity in our financial statements exceeds the threshold amount, we will record a liability equal to approximately 20% of the difference between shareholders’ equity and the threshold amount in accordance with GAAP.

Termination of the Advisory Agreement may be costly.

Termination of the advisory agreement either by us or our advisor may be costly. Upon termination of the advisory agreement, our advisor is entitled to a termination fee equal to the incentive fee based on an appraised valuation of our assets assuming we were then liquidated. The amount payable on termination of the advisory agreement could be substantial which may have a negative affect on the price of our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year that remain unresolved.

ITEM 2. PROPERTIES

The following table sets forth certain information relating to our properties at December 31, 2007:

Property Type/Location	Tenant	Square Feet/Units (1)	Ownership of Land (2)

Mixed Use:
Churchill, PA*	Viacom, Inc.	1,008,000	Ground Lease
Atlanta, GA (Sealy) (3)	Multiple tenants	472,000	Fee
Nashville, TN (Sealy) (4)	Multiple tenants	1,155,000	Fee

Office:
Amherst, NY*	Ingram Micro Systems	170,000	Fee (10)
Amherst, NY*	Ingram Micro Systems	30,000	Fee (10)
Andover, MA*	Verizon of New England, Inc.	93,000	Ground Lease
Chicago, IL (Ontario) (5)	Multiple tenants	126,000	Fee (6)
Chicago, IL (Marc Realty Portfolio) (7)	Multiple tenants	3,564,000	Fee
Chicago, IL (River City) (8)	Multiple tenants	241,000	Fee
Houston, TX (9)*	Duke Energy	614,000	Fee
Indianapolis, IN	Multiple tenants	110,000	Fee
Orlando, FL*	Siemens Real Estate, Inc.	256,000	Ground Lease
Plantation, FL*	BellSouth Communications, Inc.	133,000	Land Estate
South Burlington, VT*	Verizon of New England, Inc.	56,000	Ground Lease
Lisle, IL	Multiple tenants	169,000	Fee
Lisle, IL	Multiple tenants	67,000	Fee
Lisle, IL (11)	Ryerson	54,000	Fee

Retail:
Athens, GA*	The Kroger Co.	52,000	Land Estate
Atlanta, GA*	The Kroger Co.	61,000	Ground Lease
Louisville, KY*	The Kroger Co.	47,000	Land Estate
Lafayette, LA*	The Kroger Co.	46,000	Ground Lease
St. Louis, MO* (12)	The Kroger Co.	46,000	Land Estate
Biloxi, MS*	The Kroger Co.	51,000	Land Estate
Greensboro, NC*	The Kroger Co.	47,000	Ground Lease
Knoxville, TN*	The Kroger Co.	43,000	Land Estate
Memphis, TN*	The Kroger Co.	47,000	Land Estate
Denton, TX*	The Kroger Co.	48,000	Land Estate
Seabrook, TX*	The Kroger Co.	53,000	Land Estate
Sherman, TX*	The Kroger Co.	46,000	Land Estate

Multi-Family:
Kansas City, KS	Multiple tenants	230	Fee

Warehouse:
Jacksonville, FL	Multiple tenants	585,000	Fee

Total Square Feet		9,490,000

Total Units		230

* Property is net-leased to tenant.
(1)	The square footage shown represents net rentable area. Units represent number of rental units at the multi-family properties.

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

(3)	Consists of 12 flex properties. Properties held in a venture with Sealy & Co. pursuant to which we hold a 60% non-managing interest.
(4)	Consists of 13 light distribution and service center properties. Properties held in a venture with Sealy & Co. pursuant to which we hold a 50% non-managing interest.
(5)	Property is held in a venture with Marc Realty in which we hold an 80% interest.
(6)
We own fee title to a commercial space condominium consisting of the first six floors in a mixed-use building together with 208 parking spaces. The residential condominiums, which occupy the 45 floors above our six floors, are owned by unrelated third parties.

(7)
Consists of 22 properties in which we hold an ownership interest in each of the borrowers in a participating second mortgage loan (see Item 1. Business - Our Assets - Loans - Marc Realty Loans which entitles us to share in the proceeds from sales and refinancings).

(8)	Property is held in a venture with Marc Realty in which we hold a 60% interest.
(9)	Property is held indirectly through a limited partnership in which we are the general partner and hold an 8% limited partnership interest.
(10)
The ground underlying these properties is leased to us by the local industrial development authority pursuant to a ground lease which requires no rental payments. Effective October 31, 2013, legal title to these properties will vest in us.

(11)	Property is held in a venture with Marc Realty in which we hold a 60% interest.
(12)	Included in discontinued operations pending condemnation proceedings by the City of St. Louis.

See "Item 7. Management's Discussion and Analysis and Results of Operations" for information relating to capital improvements at our properties.

The following tables set forth certain information relating to our consolidated properties.

Circle Tower - Indianapolis, Indiana

The following table lists the average occupancy rates and effective rental rate per square foot at December 31 of each of the years listed for the Circle Tower property.

	2007	2006	2005

Occupancy	89%	91%	84%
Average Effective Base Rental Rate (1)	$14.77	$14.34	$14.63

(1)	Average Effective Base Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following table sets forth certain information concerning lease expirations (assuming no renewals) for the Circle Tower property as of December 31, 2007:

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2007 Rental for Leases Expiring	Percentage of Total Annualized Rental

2008	17	24,500	$313,000	22%
2009	12	17,500	258,000	18%
2010	15	27,200	431,000	30%
2011	7	6,300	70,000	5%
2012	-	-	-	-
2013	-	-	-	-
2014	-	-	-	-
2015	2	14,200	196,000	14%
2016	-	-	-	-
2017 and beyond	3	8,700	149,000	11%

The annual real estate tax was approximately $85,000 based on the 2007 real estate tax rate for the Circle Tower property which was $4.09 per $1,000.

Ontario Property - Chicago, Illinois

The following table lists the average occupancy rates and effective rental rate per square foot at December 31 for each of the years listed for the Ontario property.

	2007	2006	2005

Occupancy	89%	94%	90%
Average Effective Base Rental Rate (1)	$23.43	$23.19	$24.89

(1)	Average Effective Base Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following table sets forth certain information concerning lease expirations (assuming no renewals) for the Ontario property as of December 31, 2007:

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2007 Rental for Leases Expiring	Percentage of Total Annualized Rental

2008	3	13,600	$287,000	11%
2009	3	12,100	343,000	13%
2010	2	8,500	186,000	7%
2011	4	24,800	587,000	22%
2012	-	-	-	-
2013	3	9,900	331,000	13%
2014	1	9,600	251,000	9%
2015	3	17,100	490,000	18%
2016	1	8,500	181,000	7%
2017 and beyond	2	8,200	-	-

The annual real estate tax was estimated to be approximately $895,000 based on the 2007 real estate tax rate for the Ontario property which was estimated at $5.30 per $1,000.

Jacksonville Property – Jacksonville, Florida

Prior to November 3, 2005, this property was net leased to Winn-Dixie. Effective November 4, 2005, Winn-Dixie rejected its lease in bankruptcy and we became responsible for the costs at the property. The property has been subsequently leased to five tenants occupying 553,000 square feet or 94% occupancy at December 31, 2007.

The following table lists the average occupancy rates and effective rental rate per square foot at December 31 for each of the years listed for the Jacksonville property.

	2007	2006	2005

Occupancy	94%	61%	83%
Average Effective Base Rental Rate (1)	$2.14	$1.53	$2.22	(2)

(1)	Average Effective Base Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.
(2)	Represents effective rental rate at November 3, 2005, the date on which Winn-Dixie elected to reject its lease.

The following table sets forth certain information concerning lease expirations (assuming no renewals) for the Jacksonville property as of December 31, 2007:

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2007 Rental for Leases Expiring	Percentage of Total Annualized Rental

2008 (1)	-	-	-	-
2009	3	514,300	1,077,000	91%
2010	-	-	-	-
2011	-	-	-	-
2012	-	-	-	-
2013	-	-	-	-
2014	-	-	-	-
2015	-	-	-	-
2016	1	27,100	108,000	9%
2017 and beyond	1	12,000	-	-

(1)	A tenant that leases 175,000 square feet with 2007 rent of $365,000 has the right to terminate its lease effective May 31, 2008. If such right is not exercised, the lease terminates in 2009.

The annual real estate tax was approximately $174,000 based on the 2007 real estate tax rate for the Jacksonville property which was $16.69 per $1,000.

Corporetum Properties – Lisle, Illinois

550/650 Corporetum Property

The following table lists the average occupancy rates and effective rental rate per square foot at December 31 for each of the years listed for the 550/650 Corporetum property.

	2007	2006	2005

Occupancy	93%	96%	N/A
Average Effective Base Rental Rate (1)	$14.15	$13.66	N/A

(1)	Average Effective Base Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following table sets forth certain information concerning lease expirations (assuming no renewals) for the 550/650 Corporetum property as of December 31, 2007:

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2007 Rental for Leases Expiring	Percentage of Total Annualized Rental

2008	6	27,000	309,000	14%
2009	5	22,300	227,000	10%
2010	3	33,200	610,000	28%
2011	1	60,400	800,000	36%
2012	-	-	-	-
2013	1	15,000	272,000	12%
2014	-	-	-	-
2015	-	-	-	-
2016	-	-	-	-
2017 and beyond	-	-	-	-

The annual real estate tax was approximately $439,000 based on the 2007 real estate tax rate for the 550/650 Corporetum property which was $6.06 per $1,000.

701 Arboretum Property

The following table lists the average occupancy rates and effective rental rate per square foot at December 31 for each of the years listed for the 701 Arboretum property.

	2007	2006	2005

Occupancy	98%	90%	N/A
Average Effective Base Rental Rate (1)	$13.35	$14.19	N/A

(1)	Average Effective Base Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following table sets forth certain information concerning lease expirations (assuming no renewals) for the 701 Arboretum property as of December 31, 2007:

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2007 Rental for Leases Expiring	Percentage of Total Annualized Rental

2008	1	9,900	175,000	20%
2009	-	-	-	-
2010	3	41,700	589,000	67%
2011	-	-	-	-
2012	1	10,800	70,000	8%
2013	1	3,800	48,000	5%
2014	-	-	-	-
2015	-	-	-	-
2016	-	-	-	-
2017 and beyond	-	-	-	-

The annual real estate tax was approximately $187,000 based on the 2007 real estate tax rate for the 701 Arboretum property which was $6.06 per $1,000.

1050 Corporetum Property

In January 2007, the building was leased to Ryerson, Inc. pursuant to a lease agreement which commenced in May 2007, expires in April 2018, and has base rent beginning at $13.89 per square foot, increasing during the term to $19.24 per square foot.

The annual real estate tax was approximately $139,000 based on the 2007 real estate tax rate for the 1050 Corporetum property in 2007 which was $6.06 per $1,000.

River City Property – Chicago, Illinois

The following table lists the average occupancy rates and effective rental rate per square foot at December 31 for each of the years listed for the River City property.

	2007	2006	2005

Occupancy	64%	N/A	N/A
Average Effective Base Rental Rate (1)	$3.35	N/A	N/A

(1)	Average Effective Base Rental Rate is equal to the annual base rent divided by the occupied square feet at December 31.

The following table sets forth certain information concerning lease expirations (assuming no renewals) for the River City property as of December 31, 2007:

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2007 Rental for Leases Expiring	Percentage of Total Annualized Rental

2008	5	30,400	133,000	31%
2009	3	55,000	105,000	25%
2010	2	3,600	18,000	4%
2011	1	55,000	113,000	26%
2012	2	10,100	62,000	14%
2013	-	-	-	-
2014	-	-	-	-
2015	-	-	-	-
2016	-	-	-	-
2017 and beyond	-	-	-	-

The annual real estate tax was estimated to be approximately $895,000 based on the 2007 real estate tax rate for the River City property which was estimated at $5.30 per $1,000.

The Net Lease Properties

Pursuant to the terms of the lease agreements with respect to the following properties, the tenant at each property is required to pay all costs associated with the property including property taxes, ground rent, maintenance costs and insurance. These costs are not reflected in the consolidated financial statements.

The following table sets forth the terms and rental rates for each property:

Property Location	Initial Term Expiration Date		Initial Term Annual Rent		Renewal Terms

Amherst, NY (170,000 sq. ft.)	10/31/2013		$1,713,000		Two, 5 year
Amherst, NY (30,000 sq. ft.)	10/31/2013		302,000		Two, 5 year
Andover, MA	12/31/2009		2,544,000		Four, 5 year and one, 10 year
Athens, GA	10/31/2010		220,000		Six, 5 year
Atlanta, GA	10/31/2010		259,000		One, 6 year and two, 5 year
Biloxi, MS	10/31/2010		219,000		Six, 5 year
Churchill, PA	12/31/2010		2,786,000		Six, 5 year
Denton, TX	10/31/2010		220,000		Six, 5 year
Greensboro, NC	10/31/2010		203,000		One, 7 year and five, 5 year
Houston, TX	4/30/2018		7,144,000	(1)	Two, 5 year
Knoxville, TN	10/31/2010		214,000		Six, 5 year
Lafayette, LA	10/31/2010		179,000		One, 7 year and six, 5 year
Louisville, KY	10/31/2010		197,000		Six, 5 year
Memphis, TN	10/31/2010		220,000		Six, 5 year
Orlando, FL	12/31/2017	(2)	3,196,000	(2)	Five, 5 year
Plantation, FL	3/29/2010		3,158,000		Five, 5 year
Seabrook, TX	10/31/2010		212,000		Six, 5 year
Sherman, TX	10/31/2010		203,000		Six, 5 year
South Burlington, VT	12/31/2009		1,109,000		Five, 5 year
St. Louis, MO	10/31/2010		233,000		Six, 5 year

(1)	Annual rent as of December 31, 2007. Rent is subject to annual increases equal to 1.75% on May 1 of each year.
(2)	Lease was modified in February 2007 to extend the term to December 31, 2017. Rent increases by 2% annually.

The following table sets forth the terms of the land estates:

Property Location	Land Estate Expiration	Lease Term Options Upon Expiration of Land Estate	Lease Term Rents Per Annum

Athens, GA (1)	10/31/2010	Fourteen, 5 year	$18,600
Biloxi, MA (1)	10/31/2010	Fourteen, 5 year	54,000
Denton, TX (1)	10/31/2010	Fourteen, 5 year	86,880
Knoxville, TN (1)	10/31/2010	Fourteen, 5 year	97,200
Louisville, KY (1)	10/31/2010	Fourteen, 5 year	35,400
Memphis, TN (1)	10/31/2010	Fourteen, 5 year	60,360
Plantation, FL	02/28/2010	Thirteen, 5 year	261,919 through 6th term and then fair market value
Seabrook, TX (1)	10/31/2010	Fourteen, 5 year	58,560
Sherman, TX (1)	10/31/2010	Fourteen, 5 year	80,160
St. Louis, MO (1)	10/31/2010	Fourteen, 5 year	61,400

(1)	The Trust has the option to purchase the land at fair market value prior to September 30, 2010.

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum (1)

Andover, MA	9/2/2010	Four, 5 year and one, 10 year	$99,920 through current term and then fair market value

Atlanta, GA	9/30/2011	Four, 5 year	$30,000 plus ½ of 1% of sales greater than $27,805,800

Lafayette, LA	4/30/2008	Eight, 5 year	$176,244 increased by 5% for each successive renewal term

Greensboro, NC	12/31/2012	Four, 5 year and fifteen, 1 year	$59,315 increased by approximately $12,000 for each successive renewal period plus 1% of sales over $35,000,000

Orlando, FL	12/31/2017	Five, 5 year	$1 through the current term and then fair market value

Churchill, PA	12/31/2010	Six, 5 year	$2 through the current term and then fair market value

South Burlington, VT	1/2/2010	Four, 5 year and one, 10 year	$51,584 through the current term and then fair market value

(1)	The lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

Mortgage Loans

The following table sets forth the terms of the first mortgages for each of the properties.

Property Location	Principal Balance at December 31, 2007	Maturity		Interest Rate	2008 Debt Service	Prepayment Terms

Amherst, NY	$17,276,000	10/6/2013		5.65%	$1,346,000	Make Whole Premium (1)
Indianapolis, IN	4,447,000	4/11/2015		5.82%	325,000	Defeasance (2)
Houston, TX	69,801,000	4/1/2016		6.66%	7,231,000	Make Whole Premium (1)
Andover, MA	6,503,000	2/16/2011		6.6%	547,000	Defeasance (2)
South Burlington, VT	2,787,000	2/16/2011		6.6%	234,000	Defeasance (2)
Lisle, IL	17,466,000	6/1/2016		6.26%	1,208,000	Defeasance (2)
Lisle, IL	7,134,000	6/1/2016		6.26%	493,000	Defeasance (2)
Lisle, IL	5,600,000	3/9/2017		5.55%	311,000	Defeasance (2)
Chicago, IL	21,600,000	3/1/2016		5.75%	1,445,000	Defeasance (2)
Chicago, IL	9,500,000	3/28/2008		Prime plus .5%	9,708,000	No restriction (3)
Orlando, FL	40,034,000	7/1/2017		6.4%	3,017,000	Defeasance (2)
Kansas City, KS	5,893,000	6/1/2012		7.04%	422,000	(4)
Various (5)	28,884,000	6/30/09	(6)	LIBOR plus 1.75%	2,931,000	No restriction (3)
	$236,925,000

(1)
Prepayment is based on a discounted cash flow method which provides the lender, on a present value basis, all of the interest it would have received had the loan been paid in accordance with its terms through maturity.

(2)	Requires the substitution of United States government securities with maturities sufficient to make the required payments on the loan as collateral for the loan.
(3)	Provided that no Event of Default then exists.
(4)	May be prepaid in whole after June 1, 2008 without premium or penalty.
(5)	Collateralized by our retail properties and our properties located in Churchill, PA; Plantation, FL and Jacksonville, FL.
(6)	We have the right to extend the term for two, one-year extensions.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. In management’s opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on the ownership, financial condition, management or operation of our properties or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our common shares during the quarter ended December 31, 2007.

PART II

ITEM 5. MARKET FOR TRUST'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common shares are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “FUR.” The following table sets forth the high and low sales prices as reported by the NYSE for our common shares for each of the periods indicated below:

	High	Low
Year Ended December 31, 2006:
First quarter	$5.75	$5.16
Second quarter	6.27	5.14
Third quarter	6.79	5.86
Fourth quarter	6.99	5.95

Year Ended December 31, 2007:
First quarter	6.99	6.24
Second quarter	7.19	6.32
Third quarter	7.30	4.85
Fourth quarter	6.84	4.88

Holders

As of December 31, 2007, there were 1,691 record holders of our common shares. We estimate the total number of beneficial owners to be approximately 6,300.

Dividend Policy

In 2006, we began paying regular quarterly dividends on our common shares. In addition, during 2006 and 2007 we declared special dividends on our common shares. To retain REIT status, we are required by the Code to distribute at least 90% of our REIT taxable income. While we intend to continue paying regular quarterly dividends and special dividends as needed to comply with the annual distribution requirements under the REIT provisions of the Code and to avoid paying federal level corporate tax, future dividend declarations will be at the discretion of the Board of Trustees and will depend on various factors, including our actual cash flow, financial condition and capital requirements. As of December 31, 2007, we had net operating loss carryforwards of $31,213,000, after utilizing $9,838,000 to partially offset 2007 taxable income, which will expire from 2021 through 2023. As a result of the net operating loss and a capital loss carryforwards, we have been able to reduce our taxable income in prior years, and expect that we will be able to utilize our net operating loss carryforwards in future years to reduce our required dividend payments which will enable us to reinvest more of our cash flow.

Dividends declared on our common shares in each quarter for the last two years are as follows:

Quarters Ended	2007		2006

March 31	$0.060		$-
June 30	0.060		-
September 30	0.065		0.18	(2)
December 31	0.245	(1)	0.12	(3)

(1)	Includes a regular dividend of $0.065 and a special dividend of $0.180.
(2)	Represents a regular dividend of $0.060 per quarter for the first three quarters of 2006.
(3)	Includes a regular dividend of $0.060 and a special dividend of $0.060.

Pursuant to the terms of our Series B-1 preferred shares, we are required to pay quarterly dividends of $0.40625 per Series B-1 preferred share, all of which were paid during 2007. In addition, as a result of the special dividend declared on the common shares during the quarter ended December 31, 2007, we were required to declare a special dividend of $.7639 per Series B-1 preferred share during the quarter ended December 31, 2007.

Share Issuances

During 2007, at the request of holders of our Series B-1 preferred shares we issued 329,681 of our common shares in redemption of 59,343 Series B-1 preferred shares.

In addition, during 2007, we issued a total of 592,422 common shares pursuant to our Dividend Reinvestment and Stock Purchase Plan resulting in net proceeds of $3,921,000.

Performance Graph

The following graph is a comparison of the five-year cumulative return of common shares, a peer group index and the Morgan Stanley REIT Index for the periods shown. The peer group consists of REITs with a diversity and other property focus and have a current market value as of January 18, 2008 of less than $750 million. The graph assumes that $100 was invested on December 31, 2002 in common shares, a peer group index and the Morgan Stanley REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Year Ended
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Winthrop Realty Trust	100.00	121.35	211.80	325.44	411.05	341.34
MSCI US REIT (RMS)	100.00	136.74	179.80	201.61	274.03	227.95
Peer Group	100.00	113.92	145.22	145.52	166.39	121.66

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected, historical, consolidated financial data for the Trust and should be read in conjunction with the Consolidated Financial Statements of the Trust and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K.

	Years Ended December 31,

Operating Results	2007	2006	2005	2004	2003
	(in thousands, except for per share data)

Revenues	$51,299	$52,857	$30,740	$4,702	$1,590

Income (loss) from continuing operations	$1,446	$42,820	$23,090	$1,943	$(6,575)
Income from discontinued operations (1)	1,035	116	531	1,242	619
Gain on sale of real estate	-	-	-	19,267	54

Net income (loss)	2,481	42,936	23,621	22,452	(5,902)
Preferred dividends	-	-	(2,064)	(2,064)	(2,064)

Net income (loss) applicable to Common Shares	$2,481	$42,936	$21,557	$20,388	$(7,966)

Per Common Share, basic

Income (loss) from continuing operations, basic	$0.02	$0.74	$0.50	$-	$(0.28)
Income from discontinued operations, basic (1)	0.02	-	0.02	0.66	0.02
Net income (loss) applicable to Common Shares, basic	$0.04	$0.74	$0.52	$0.66	$(0.26)

Income (loss) from continuing operations per Common Share, diluted	$0.02	$0.71	$0.50	$-	$(0.28)
Income from discontinued operations, diluted	0.02	-	0.02	0.66	0.02
Net income (loss) applicable to Common Shares, diluted	$0.04	$0.71	$0.52	$0.66	$(0.26)

Dividends declared per Common Share	$0.43	$0.30	$0.11	$-	$-

Balance Sheet Data:	December 31,
	2007	2006	2005	2004	2003

Total Assets	$745,447	$851,620	$658,848	$289,968	$146,838
Total Debt	$335,191	$362,522	$321,143	$161,012	$41,521
Total Shareholders’ Equity	$291,794	$323,586	$159,606	$120,142	$96,720

(1)
The results of Imperial Parking Limited and Park Plaza properties were classified as discontinued operations for 2003 and 2004. The results of Ventek were classified as discontinued operations for 2003, 2004, 2005, 2006, and 2007. The results of the St. Louis property, which was purchased in November 2004, were classified as discontinued operations for 2004, 2005, 2006, and 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a real estate investment trust, which we refer to as a REIT, engaged in the business of owning real property and real estate related assets. With certain self-imposed limitations, we will seek opportunities to invest in or acquire most types of real estate assets or securities. We operate in three strategic business segments: (i) ownership of operating properties, which we refer to as operating properties; (ii) origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property, including collateral mortgage-backed securities and collateral debt obligation securities, which we refer to as loan assets and loan securities; and (iii) ownership of equity interests in other REITs, which we refer to as REIT equity interests. We acquire assets through direct ownership as well as through entering into specific strategic alliances and ventures. In particular, we have entered into two significant venture arrangements. Our venture with Marc Realty LLC, which we refer to as Marc Realty, a Chicago area real estate company, is our primary vehicle for investments in the Chicago metropolitan area. In addition, since its formation in March 2006, we acquire substantially all of our loan assets and loan securities through Concord Debt Holdings LLC, which we refer to as Concord, a venture with Lexington Realty Trust, which we refer to as Lexington. The formation of Concord enables us to increase and diversify our loan asset and loan security portfolio as it effectively doubles the capital available for investments in loan assets and loan securities.

As opportunities present themselves, we will continue to seek to enter into venture arrangements with regional or specialized real estate professionals with extensive experience in a particular market or asset type as well as seeking to enter into strategic co-investment ventures managed by us with institutional and high net worth investors to enhance our total return through acquisition, asset management and other fees and a promoted economic interest.

In view of the foregoing, our near-term investment strategy will be to identify and invest in discrete real estate investments including investments through ventures. As market conditions dictate, we will focus our investment activity in one or more of our business segments and aggressively pursue such opportunities.

We intend to fund these investments through one or more of the following: cash, borrowings under our credit facility, property loans, issuance of debt and equity, and ventures with third parties.  For the long-term, as investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities.  Therefore, the sale of these investments are an important part of our overall earnings and may result in uneven earnings that may vary greatly from quarter to quarter.

Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing. We measure our success in meeting this objective by a number of factors, including increases in diluted per share net income, cash returns generated by our investments, increases in shareholder equity and total return to our shareholders. During 2007, 2006 and 2005, our operating results were as follow:

	2007	2006	2005

Net income applicable to Common Shares	$2,481,000	$42,936,000	$21,557,000
Net income per common share, basic	$0.04	$0.74	$0.52
Net income per common share, diluted	$0.04	$0.71	$0.52
Net cash provided by operating activities	$22,154,000	$27,687,000	$15,870,000

Total assets	$745,447,000	$851,620,000	$658,848,000

Total shareholders’ equity	$291,794,000	$323,586,000	$159,606,000

Trends

Competition

We face substantial competition for our targeted investments. Our ability to grow our investment portfolio depends to a significant degree on our ability to implement our investment policy and operating strategies. We compete with numerous other companies for investments, including other REITs, insurance companies, real estate opportunity funds, pension funds and a multitude of private investors. Many of our competitors have greater resources than we do and for this and other reasons, we may not be able to compete successfully for particular investments. We will continue to capitalize on the acquisition and investment opportunities that our advisor brings to us as a result of its acquisition experience as well as our partners in ventures which serve as platforms to investments in various geographic areas and particular classes of assets. Through its broad experience, our advisor’s senior management team has established a network of contacts and relationships, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants.

Interest Rate Environment

Both our loan assets and our loan obligations are customarily based on floating rate indexes, such as LIBOR or US Treasuries, which can fluctuate. With respect to our loan assets, we seek to eliminate this risk by obtaining match financing. That is, we finance a portion of our loan asset acquisitions through financings under which our interest payment obligations are tied to the same index as the loan asset. In this way, we assure that the spread between the interest rate on the loan asset and the interest rate on the loan obligation remains constant. With respect to our loan obligations secured by our operating properties, we may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the potential negative effects of fluctuations in interest rates on our operations. In the past, we entered into the following agreements in order to limit our exposure to interest rate volatility: (i) an interest rate swap with a $40,000,000 notional amount, that was subsequently negotiated to a notional amount of $26,000,000, that expires December 1, 2009 and effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at December 31, 2007 of $28,883,673, secured by certain of our net lease properties, from a floating rate equal to LIBOR plus 1.75% to a fixed LIBOR rate of 4.05% plus 1.75% and (ii) an interest rate swap with a balance guaranty on our Repurchase Agreement with respect to our first mortgage residential whole-pool loan certificates, which bears interest at LIBOR minus 0.002%, effectively fixing our rate at 4.055% on that financing. We do not intend to utilize derivatives for speculative purposes but only for interest rate risk management.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for our investment activities. Additionally, to maintain our status as a REIT, we must pay dividends annually in an amount equal to at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are dependent on raising capital through equity and debt issuances to obtain funds with which to expand our business.

Our primary sources of funds for liquidity consist of:

•	cash and cash equivalents;
•	cash flow from our operating properties;
•	payments received from our loan assets and loan securities;
•	dividends received from our ownership of REIT equity interests;
•	distributions from ventures;

•	borrowings under our credit facility; and
•	equity and debt issuances.

We had cash and cash equivalents of $36,654,000 at December 31, 2007, which consisted of $29,958,000 in cash and $6,696,000 in cash equivalents with maturities of less than 90 days. In addition, we had $70,000,000 available under our credit facility. As noted above, we expect to raise additional funds through debt financing and/or equity offerings. Toward that end, during 2006 we raised approximately $137,936,000 from issuances of our common shares in registered offerings and in January 2008 we filed with the SEC a registration statement on Form S-3 to enable us to sell 8,845,036 of our common shares pursuant to a rights offering to our existing holders of our common shares and our Series B-1 preferred shares. Further, pursuant to our dividend reinvestment and stock purchase plan, which we refer to as our DRIP, which was instituted in 2006 we issued a total of 592,422 common shares resulting in gross proceeds of $3,921,000 in 2007.

At December 31, 2007, we had an effective registration statement under which we can offer an aggregate of approximately $256,388,000 of additional equity or debt securities. In addition, our UPREIT structure will also enable us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. Although to date we have not issued limited partnership interests in a transaction, we believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

Future Cash Requirements

The following table sets forth the timing of our payment obligations related to our off-balance sheet and contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2007:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Mortgage Loans Payable (principal and interest)	$327,701	$29,218	$62,423	$47,760	$188,300
Revolving Line of Credit (principal and interest)	-	-	-	-	-
Repurchase Agreements	75,175	75,175	-	-	-
Ground Lease Obligations (1)	-	-	-	-	-
Advisors’ Fee (2)	5,263	5,263	-	-	-

	$408,139	$109,656	$62,423	$47,760	$188,300

Off-Balance Sheet Obligations:
Commitments (3)
Concord	$5,087,000	$5,087,000	-	-	-

(1)	The underlying lease agreements require the tenant to pay the ground rent expense.
(2)
Base management fee based upon the terms of the Advisory Agreement and equity and assets in place at December 31, 2007, with no effect given to the additional investments or equity issuances after December 31, 2007 or to incentive fee compensation to FUR Advisors. No amounts have been included for subsequent renewal periods of the advisory agreement.

(3)	Excludes pending acquisitions that are subject to due diligence.

We carry comprehensive liability and all risk property insurance: (i) fire; (ii) flood; (iii) extended coverage; (iv) “acts of terrorism,” as defined in the Terrorism Risk Insurance Act of 2002; and (v) rental loss insurance with respect to our operating properties where coverage is not provided by our net lease tenants. Under the terms of our net leases, the tenant is obligated to maintain adequate insurance coverage.

Our debt instruments, consisting of mortgage loans secured by our operating properties (which are generally non-recourse to us) contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain at reasonable costs, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $52,809,000 during the year ended December 31, 2007. The decrease resulted from $100,072,000 of cash used in financing activities, which was partially offset by $22,154,000 of cash provided by our operating activities and $25,109,000 of cash provided by our investing activities.

Cash provided by operating activities of $22,154,000 was comprised of (i) net income of $2,481,000; (ii) net positive adjustments for non-cash items of $22,961,000, and (iii) a net negative change in operating assets and liabilities of $3,288,000. The adjustments for non-cash items were comprised of increases due to (i) non-cash other-than-temporary impairment loss on our REIT equity interests of $18,218,000; (ii) depreciation and amortization of $15,759,000; (iii) minority interest expense of $578,000; (iv) provision for loss on loan receivable of $1,266,000; (v) loss on early extinguishment of debt of $369,000; (vi) a decrease in interest receivable on loans of $435,000; and (vii) bad debt expense of $71,000. The decreases in non-cash items were due to (i) net gains on sale of securities available for sale of $10,187,000; (ii) the effect of straight-lining of rental income of $1,825,000; (iii) equity in earnings of equity investments in excess of distributions of $1,563,000; (iv) interest earned on restricted cash of $148,000; and (v) earnings of preferred equity investments in excess of distributions of $12,000. See “Results of Operations” below for additional details on our operations.

Cash provided by investing activities consisted of $64,360,000 of collections of loan receivables, $38,694,000 of proceeds received from repayment on our whole pool mortgage-backed securities available for sale, $24,004,000 of proceeds from the sale of real estate securities, $16,162,000 of proceeds from preferred equity investments, $10,000,000 of return of capital distributions on our equity investments, return of capital distribution from available for sale securities of $10,047,000 and $1,347,000 of cash received upon foreclosure of property.

We used cash for investing activities in 2007 as follows: (i) $76,071,000 for investment in our Concord venture and $22,130,000 for investment in our other equity investments; (ii) $17,669,000 for investment in our preferred equity investment; (iii) $9,716,000 for operating property acquisitions and capital improvements to our existing operating properties; (iv) $9,224,000 to issue new loans receivable; (v) $3,172,000 to purchase available for sale securities; and (vi) $1,523,000 to increase restricted cash held in escrow.

We used cash for financing activities in 2007 as follows: (i) $20,012,000 for dividend payments on our common shares; (ii) $36,736,000 for repayment of borrowings under repurchase agreements; (iii) $47,536,000 for mortgage loan repayments; (iv) $21,438,000 for distributions to minority interests; (v) $887,000 for payment of deferred loan costs; and (vi) $30,004,000 for repayment of loans.

Cash provided by financing activities in 2007 was the result of $51,693,000 of mortgage loan proceeds, $3,921,000 of proceeds from our DRIP, $787,000 of contributions from minority partners and $140,000 decrease in restricted cash held in escrow.

Results of Operations

As discussed earlier, one of the factors used to measure management’s performance is net operating income. We define net operating income for each segment presented as the segment’s revenue and other income less operating expenses. We have determined that we have three reportable operating segments: Operating Properties, Loan Assets and Loan Securities and REIT Equity Interests. The reportable segments were determined based on our method of internal reporting. The Operating Properties segment includes all of our wholly and partially owned operating properties. The Loan Assets and Loan Securities segment includes all of our activities related to senior and mezzanine real estate loans. The REIT Equity Interests segment includes all of our activities related to the ownership of securities in other publicly traded real estate companies. In addition to our three business segments, we report our non-segment specific income and expenses under Corporate Activities.

Summary of Segment Operating Results

The following table presents a summary of our assets held in each business segment for the years ended December 31, 2007, 2006 and 2005 and capital expenditures incurred with respect to our operating properties for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(in thousands)
Identifiable Assets
Operating properties	$293,241	$271,991	$244,902
Loan assets and loan securities	320,671	363,089	272,094
REIT equity interests	71,353	104,392	104,604
Other (1)	60,182	112,148	37,248

Total Assets	$745,447	$851,620	$658,848

Capital Expenditures
Operating Properties	$1,755	$1,483	$684

(1)	Includes cash and cash equivalents.

The following table presents a summary of revenues from Operating Properties, Loan Assets and Loan Securities and REIT Equity Interests and expenses incurred by each business segment for the years ended December 31, 2007, 2006 and 2005. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under Corporate Income (Expense).

	2007	2006	2005
	(in thousands)
Operating Properties
Rents and reimbursements	$40,470	$38,822	$25,454
Operating expenses	(5,851)	(4,054)	(1,205)
Real estate taxes	(2,139)	(1,879)	(220)
Loss on extinguishment of debt	(369)	(646)	-
Equity in loss of Sealy Northwest Atlanta, L.P.	(470)	(51)	-
Equity in loss of Sealy Airpark Nashville, L.P.	(936)	-	-
Net operating income	30,705	32,192	24,029

Loan Assets and Loan Securities
Interest	7,826	12,962	3,664
Earnings of preferred equity investment	11,836	6,849	4,066
Equity in earnings of Concord Debt Holdings, LLC	5,098	1,340	-
Gain on sale of limited partnership interest	1,997	-	-
Loan fee income	-	-	75
Provision for loss on loan receivable	(1,266)	-	-
Net operating income	25,491	21,151	7,805

REIT Equity Interests
Dividends	3,003	1,073	1,622
Gain on sale of real estate securities	10,187	8,130	243
Impairment loss on available for sale securities	(18,218)	-	-
Assignment of exclusivity agreement - net lease assets	-	9,500	10,500
Equity in earnings of Newkirk Realty Trust	-	7,280	304
Gain on exchange of equity investment	-	9,285	-
Equity in loss of Lex-Win Acquisition, LLC	(45)	-	-
Net operating income (loss)	(5,073)	35,268	12,669

Net Operating Income	51,123	88,611	44,503

Less - Depreciation and Amortization	12,713	11,216	6,994

Less - Interest Expense
Operating properties	14,639	14,304	12,475
Loans	6,377	8,258	2,515

Corporate Income (Expense)
Interest income	3,149	1,630	2,111
General and administrative (1)	(8,341)	(2,680)	(5,949)
Interest expense	(10,731)	(8,495)	(5,912)
Legal settlement	-	-	11,000
State and local taxes	(417)	(234)	(500)
Other	700	530	-

Income from continuing operations before minority interest	2,024	45,584	23,269
Minority interest	(578)	(2,764)	(179)

Income from continuing operations	1,446	42,820	23,090

Income from discontinued operations	1,035	116	531

Net Income	$2,481	$42,936	$23,621

(1)	After credits – See Item 8. “Financial Statements and Supplementary Data - Note 19.”

2007 Versus 2006

Net Earnings

Net income decreased by $40,455,000 to $2,481,000 for the year ended December 31, 2007 from $42,936,000 for the year ended December 31, 2006. As described in greater detail below, the decrease was due primarily to the recognition at December 31, 2007 of other than temporary non-cash losses attributable to our REIT equity interests and certain loan securities held by Concord and the recognition at December 31, 2006 of non-cash gains attributable to our REIT equity interests.

Operating Properties

Net operating income from our operating properties decreased by 1,487,000 to $30,705,000 for the year ended December 31, 2007 from $32,192,000 for the year ended December 31, 2006. The changes in net operating income from our operating properties were the result of the following:

•
rental income increased by $1,648,000 to $40,470,000 due to an increase of $3,156,000 from operating properties acquired during 2006 and 2007 and a decrease of $1,508,000 from operating properties held for all 12 months ended December 31, 2007 and 2006:

-	$988,000 increase at our Chicago, Illinois (Ontario) property resulting primarily from a $1,123,000 lease termination in June 2007
-
$416,000 decrease at our Jacksonville, Florida property due primarily to a $1,093,000 stock settlement received in December 2006 from Winn-Dixie which vacated the property in November 2005. Without giving effect to the stock settlement, rental income at this property increased by $677,000 in 2007 due to increased occupancy at the property

-	$23,000 increase at our Circle Tower property

-	$700,000 decrease at our Orlando, Florida property due to a lease modification effective January 1, 2007
-	$1,333,000 increase at our Lisle, Illinois properties, which were acquired during the first quarter of 2006
-	$744,000 of rental revenue from our Creekwood Apartments property, which was acquired at the end of the first quarter of 2007
-	$1,079,000 of rental revenue from our River City property which we acquired through a foreclosure sale on October 2, 2007.
-	$1,403,000 decrease from properties held for all 12 months due to an out of period adjustment recognised in the fourth quarter of 2007 as described in Note 2 of the Financial Statements

•
operating expenses increased by $1,797,000 to $5,851,000 due to an increase of $271,000 from operating properties held for all 12 months ended December 31, 2007 and 2006 and an increase of $1,526,000 from operating properties acquired during 2006 and 2007:

-	$188,000 increase at our Chicago, Illinois (Ontario) property
-	$70,000 increase at our Circle Tower property
-	$718,000 of expense at our Creekwood Apartments property which was acquired at the end of the first quarter of 2007
-	$446,000 of expense at our River City property which was acquired in October 2007
-	$362,000 increase at our Lisle, Illinois properties which were acquired during the first quarter of 2006.

•	Real estate tax expense increased by $260,000 to $2,139,000 due to:
-	$77,000 increase at our Lisle, Illinois properties which were acquired during the first quarter of 2006
-	$119,000 decrease at our Chicago, Illinois (Ontario) property as a result of receiving a final valuation from the county and a lower tax rate
-	$71,000 of expense increase at our Creekwood Apartments property which was acquired during the first quarter of 2007
-	$224,000 of expense at our River City property which was acquired in October 2007
•	Interest expense related to our operating properties increased by $65,000 to $14,369,000 for the year ended December 31, 2007 compared to $14,304,000 for the year ended December 31, 2006
•
Depreciation and amortization expense related to our operating properties increased by $1,497,000 to $12,713,000 for the year ended December 31, 2007 compared to $11,216,000 for the year ended December 31, 2006 as a result of property acquisitions during 2007 and 2006 and the recognition of an out of period adjustment in the fourth quarter of 2007 of approximately $645,000 as described in Note 2 of the Financial Statements

•
Equity in loss on our investment in Sealy Northwest Atlanta, L.P., acquired in December 2006, and Sealy Airpark Nashville, acquired in April 2007, was $1,406,000 for the year ended December 31, 2007 as a result of depreciation and amortization exceeding net operating income for these properties

•
Loss on extinguishment of debt was $369,000 for the year ended December 31, 2007 compared to $646,000 for 2006. The loss in 2007 was primarily due to a $40,000,000 paydown on our debt secured by certain of our net lease properties, and the loss in 2006 was due to the refinancing of certain first mortgage debt on more favorable terms.

Loan Assets and Loan Securities

Revenue from our loan assets and loan securities increased by $4,340,000 to $25,491,000 for the year ended December 31, 2007 from $21,151,000 for the year ended December 31, 2006. The changes were the result of the following:

•
equity investment in Concord (entered into on March 31, 2006) generated $5,098,000 of equity income during the year ended December 31, 2007 as compared to equity income of $1,340,000 for the year ended December 31, 2006. The increase is due primarily to our investing in Concord in April 2006 and Concord ramping up operations during 2006

•
earnings from preferred equity investment increased by $4,987,000 to $11,836,000 for the year ended December 31, 2007. The increase was due to the sales of two of the properties in the Marc Realty portfolio which generated a return on our equity investment of approximately $6,354,000, excluding interest. This increase was partially offset by a decrease in earnings as a result of having a lower investment balance in 2007

•	interest income of $96,000 from our Vision term loan which was originated in December 2006
•	provision for loss on loan receivable of $1,266,000 recorded on our Vision term loan in 2007
•	interest income on the Toy Building loan, which was fully satisfied in May 2007, decreased by $4,001,000 during the year ended December 31, 2007
•
interest income decreased by $1,043,000 on our River City loans which were acquired during the first quarter of 2006 and were satisfied in the case of the loan secured by the office building upon the acquisition of the property through a foreclosure sale in October 2007, and in the case of the loan secured by the land, the repayment in full in accordance with its terms

•	gain on sale of $1,997,000 recognized in the fourth quarter of 2007 related to the sale of our investment in a venture which held an interest in a Chicago office building known as One Financial Place
•	interest income decreased by $163,000 related to the two mortgage loans which were fully satisfied during 2006.

Interest expense related to our loan investments was $6,377,000 for the year ended December 31, 2007 compared to $8,258,000 for the year ended December 31, 2006. The decrease was due primarily to a decrease in interest expense of $1,521,000 related to the borrowings collateralized by our Toy Building loan and a decrease in interest of $401,000 on our repurchase agreements. This was partially offset by higher interest expense of $41,000 related to our borrowings collateralized by our River City loans.

REIT Equity Interests

Our income from investments in REIT equity interests exclusive of non-cash items increased by $3,987,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006 due to an increase in dividend income of $1,930,000 primarily due to $2,695,000 of dividend income recognized on our investment in Lexington and an increase in gain on sale of real estate securities of $2,057,000.  The gain on sale of real estate securities consisted primarily of $9,750,000 from the America First Apartment Investors sale in 2007 compared to $7,839,000 from the sale of Sizeler Property Investors stock in 2006.  At December 31, 2007, we held REIT equity interests that had a market value of $51,804,000 as compared to December 31, 2006 when we held REIT equity interests with a market value of $95,148,000.

Inclusive of non-cash items, income from our investments in REIT equity interests decreased by $40,341,000 to $5,073,000 for the year ended December 31, 2007 from $35,268,000 for the year ended December 31, 2006.  This decrease is due primarily to the recognition of a non-cash other-than-temporary impairment loss on our Lexington shares of $17,745,000 at December 31, 2007 compared to the recognition of non-cash income of $18,785,000 at December 31, 2006 relating to the Newkirk merger with Lexington.  We recorded a non-cash other-than-temporary impairment loss at December 31, 2007 with respect to our Lexington shares even though we did not sell our Lexington shares during 2007 because we believe that the value of the Lexington shares are not likely to have a market value in the near term necessary to recover our carrying value at December 31, 2007.  Although we have carried the value of our investment in Lexington on our balance sheets at its market value through an adjustment to other comprehensive income treating the decrease in market value as a temporary impairment under applicable accounting rules, a recognition of an other-than-temporary impairment loss is required at December 31, 2007 due to our determination that it is unlikely that the value of the Lexington shares will, in the near term, increase to our carrying value.

As a result of Newkirk’s merger with Lexington on December 31, 2006, we began accounting for our investment in Lexington as an available for sale real estate security.  This resulted in our recognition of a non-cash gain on sale of equity investment of $9,285,000 in 2006.  Further, we recognized additional non-cash income in 2006 of $9,500,000 on our Lexington shares due to the elimination of the forfeiture provision with respect to certain of our Lexington shares.

Corporate Activities

Interest income earned on our cash and cash equivalents during the year ended December 31, 2007 was $3,149,000 compared to $1,630,000 for the same period during 2006. The increase was due primarily to higher cash and cash equivalents available for short term investment during a majority of 2007.

Interest expense increased by $2,236,000 to $10,731,000 for the year ended December 31, 2007 from $8,495,000 for the year ended December 31, 2006. The increase was primarily related to an increase of $2,817,000 of dividends paid on our Series B-1 preferred shares due to increased dividend payments on our common shares which was partially offset by a decrease of $576,000 in interest expense incurred on our revolving line of credit because there were no outstanding borrowings during 2007.

General and administrative expenses increased by $5,661,000 to $8,341,000 for the year ended December 31, 2007 from $2,680,000 for the year ended December 31, 2006. This was primarily due to increases in the base management fee of $5,793,000 as a result of the increase in our outstanding equity and the $4,400,000 credit recognized in 2006, and an increase in professional fees of $168,000. Without giving effect to the $4,400,000 credit, base management fee increased from $3,681,000 for the year ended December 31, 2006 to $5,263,000 for the year ended December 31, 2007. These were partially offset by a decrease in reporting and subscription costs of $264,000. All other general and administrative items remained relatively constant.

State Income Taxes

State income taxes of $417,000 for the year ended December 31, 2007, as compared to $234,000 for the year ended December 31, 2006, resulted from our anticipated taxable income for state purposes after the dividends paid deduction and utilization of net operating loss carryforwards where applicable. The increase is the result of having higher taxable income in states where there are no net operating losses available to be utilized.

2006 Versus 2005

Net Earnings

Net income increased by $19,315,000 to $42,936,000 for the year ended December 31, 2006 from $23,621,000 for the year ended December 31, 2005. As discussed in greater detail below, the increase was due primarily to an increase in revenues of $22,117,000 as a result of our acquisition activity and an increase in other income of $15,548,000. These increases were partially offset by an increase in expenses of $15,350,000 and an increase in minority interest expense of $2,585,000.

Operating Properties

Net operating income from our operating properties increased by $8,163,000 to $32,192,000 for the year ended December 31, 2006 as compared to $24,029,000 for the year ended December 31, 2005. The changes in net operating income from our operating properties were the result of the following:

•	rental income increased by $13,368,000 to $38,822,000 due to:
-	$4,464,000 of income at our Lisle, Illinois properties, which were acquired during the first quarter of 2006
-	$765,000 increase at our Jacksonville, Florida property (vacated in November 2005) as a result of releasing efforts in 2006
-	$3,067,000 increase at our Verizon properties which were acquired at the end of the fourth quarter of 2005
-	$947,000 increase at our Amherst property which was acquired during the second quarter of 2005
-	$4,051,000 increase at our Chicago (Ontario) property which was acquired during the fourth quarter of 2005
-	$83,000 increase at our Circle Tower property due to higher occupancy levels in 2006

•	operating expenses increased by $2,849,000 to $4,054,000 due to:
-	$956,000 increase at our Chicago, Illinois (Ontario) property which was acquired during the fourth quarter of 2005
-	$1,475,000 of expense at our Lisle, Illinois properties, which were acquired during the first quarter of 2006
-	$10,000 increase at our Circle Tower property
-	$479,000 increase at our Jacksonville, Florida property as a result of releasing efforts in 2006
•	real estate tax expense increased by $1,659,000 due to:
-	$688,000 of expense at our Lisle, Illinois properties which were acquired during the first quarter of 2006
-	$857,000 increase at our Chicago, Illinois (Ontario) property as a result of owning the property for the full year in 2006
-	$112,000 increase at our Jacksonville, Florida property which was under a net lease to Winn-Dixie in 2005
•
interest expense related to our operating properties increased by $1,829,000 to $14,304,000 for the year ended December 31, 2006 compared to $12,475,000 for the year ended December 31, 2005 primarily as a result of new property financings

•	loss on extinguishment of debt of $646,000 for the year ended December 31, 2006 due to the refinancing of certain first mortgage debt on more favorable terms
•
depreciation and amortization expense relating to our operating properties increased by $4,222,000 to $11,216,000 for the year ended December 31, 2006 compared to $6,994,000 for the year ended December 31, 2005 as a result of property acquisitions during 2006 and 2005

Loan Assets and Loan Securities

Revenue increased by $13,346,000 to $21,151,000 for the year ended December 31, 2006 from $7,805,000 for the year ended December 31, 2005. The changes in our loan revenues were the result of the following:

•	interest income on the Toy Building loan, which was originated in December 2005, increased by $6,033,000 during the year ended December 31, 2006
•	$2,579,000 increase on our whole pool mortgage-backed securities which were acquired during 2005
•	interest income of $1,234,000 on our River City loans which were acquired during the first quarter of 2006
•
earnings from preferred equity investment increased by $2,783,000 to $6,849,000 for the year ended December 31, 2006. The increase was due to our April 2005 origination of 24 mezzanine loans and two second mortgage loans and the sale in 2006 of four of the properties in the Marc Realty portfolio which generated a return on our equity investment of approximately $984,000

•	equity investment in Concord (entered into on March 31, 2006) generated $1,340,000 of equity income during the year ended December 31, 2006.

Interest expense related to our loan investments was $8,258,000 for the year ended December 31, 2006 compared to $2,515,000 for the year ended December 31, 2005. The increase was due primarily to an increase in interest expense of $2,309,000 related to the borrowings collateralized by our Toy Building loan, a increase of $2,514,000 on our repurchase agreements and interest expense of $920,000 related to our borrowings collateralized by our River City loans.

REIT Equity Interests

Income from our investments in REIT equity interests increased by $22,599,000 to $35,268,000 for the year ended December 31, 2006 from $12,669,000 for the year ended December 31, 2005. Our Newkirk investment generated equity earnings from November 7, 2005 through December 31, 2005 of $304,000. During 2006, the Newkirk equity investment generated $7,280,000 of income. In connection with the consummation of the merger of Newkirk into Lexington, shares that were subject to forfeiture and the assignment of the exclusivity rights with respect to the net lease assets were vested in Lexington. In addition, as consideration for assignment of our rights with respect to the net lease assets under the exclusivity agreement, we recognized other income of $9,500,000 and $10,500,000 in 2006 and 2005, respectively. Also as a result of the merger with Lexington, we recognized a gain of $9,285,000 in 2006.

Dividends recognized on real estate securities were $1,073,000 during the year ended December 31, 2006. Also during 2006 we recognized gains aggregating $8,130,000 on the sale of our shares of certain real estate securities.

Corporate Activities

Interest income earned on our cash and cash equivalents during the year ended December 31, 2006 was $1,630,000 compared to $2,111,000 for the same period during 2005. The decrease was due primarily to less investment in cash and cash equivalents during 2006.

Interest expense increased by $2,583,000 to $8,495,000 for the year ended December 31, 2006 from $5,912,000 for the year ended December 31, 2005. The increase was the result of an increase of $1,566,000 of dividends paid on our Series B-1 Preferred Shares and an increase in interest expense of $1,017,000 related to our revolving line of credit.

General and administrative expenses decreased by $3,269,000 to $2,680,000 for the year ended December 31, 2006 from $5,949,000 for the year ended December 31, 2005. This was primarily due to a $4,400,000 credit we received related to the incentive management fee paid by Newkirk to NKT Advisors. Base management fees increased by $3,681,000 for the year ended December 31, 2006 as a result of an increase in our outstanding equity.

State Income Taxes

State income taxes were $234,000 for the year ended December 31, 2006 compared to $500,000 for the year ended December 31, 2005. The decrease in state income taxes of $266,000 is due to a larger deduction for dividends paid in 2006.

Legal Settlement

In 2005 we settled litigation with the state of California related to flood damage at our Peachtree Mall property. In connection with this settlement we received $11,000,000 in fiscal year 2005.

Off-Balance Sheet Arrangements

We have two significant off-balance sheet arrangements, our Concord venture interest and our loans and preferred equity interests in the Marc Realty portfolio.

Concord Debt Holdings LLC

During 2007 we made a substantial portion of our investments through Concord, a venture with Lexington in which each of us and Lexington hold a 50% ownership interest. Concord’s business is to acquire and originate a diversified portfolio of real estate loans. Concord’s loan assets and loan securities are categorized as loan assets and loan securities held directly by Concord and those held in Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1.

At December 31, 2007, Concord had total assets of approximately $1.2 billion, total liabilities of approximately $849.0 million, 91% of which had maturity or redemption dates, after giving effect to extensions, ranging from three to nine years, and member’s equity of approximately $327.7 million. Concord generated net income of $10.2 million during the year ended December 31, 2007 compared to net income of $2.7 million for the year ended December 31, 2006. The increase in net income was primarily due to increased investments during 2007.

All of Concord’s loan assets and loan securities were performing in accordance with their terms at December 31, 2007. Subsequent to December 31, 2007, one loan asset held by Concord, its $44 million interest in the most senior mezzanine loan secured by a portfolio of four office buildings in New York City owned by an entity owned and controlled by Harry Macklowe, went into default when the loan matured and remained unpaid. Concord believes that there is more than sufficient value in the properties collateralizing this loan to enable the loan to ultimately be satisfied in full.

CDO-1

Concord holds loan assets and loan securities. On December 21, 2006, Concord formed its first CDO, Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1, pursuant to which it financed approximately $464,601,000 of its loan assets by issuing an aggregate of approximately $376,650,000 of investment grade debt. Concord retained an equity and junior debt interest in the portfolio with a notional amount of $88,350,000. That is, if CDO-1 does not ultimately have sufficient funds to satisfy all of its obligations to its noteholders, Concord will bear the first $88,350,000 in loss, one half of which would be attributable to our interest in Concord.

The financing through CDO-1 enhanced Concord’s return on the loan assets and loan securities held in CDO-1 as the weighted average interest rate on the loan assets and loan securities held in CDO-1 at December 31, 2007 was 6.7% and the weighted average interest rate on the amount payable by Concord on its notes at December 31, 2007 was 5.37%. Accordingly, assuming the loan assets and loan securities are paid in accordance with their terms, Concord retains an average spread of the difference between the interest received on the loan assets and loan securities and the interest paid on the loan assets and loan securities.

The loan assets and loan securities and the note obligations for CDO-1 at December 31, 2007 are set forth below (amounts in thousands).

CDO Loan Assets and Loan Securities December 31, 2007				CDO Notes December 31, 2007
Date Closed	Par Value of CDO Collateral (3)	Weighted Average Interest Rate	Weighted Average Life (years)	Outstanding CDO Notes (1)	Weighted Average Interest Rate	Stated Maturity	Equity Value (2)

12/21/06	$464,601	6.70%	4.29	$376,650	5.37%	12/2016	$88,350

(1)	Includes only notes held by third parties.
(2)	Concord’s potential loss is limited to the equity value of its investment in CDO-1 of which we would bear 50% of such loss.
(3)	Consists of loan assets with a par value of $338,681 and loan securities with a par value of $125,920.

CDO-1’s loan assets were diversified by industry as follows at December 31, 2007:

Industry	% of Par Value

Hospitality	30.54%
Office	44.22%
Mixed Use	5.10%
Retail	4.43%
Industrial	7.09%
Multi-family	8.62%
100.00%

The following table sets forth the aggregate carrying values, allocation by loan type and weighted average coupons of the loan assets and loan securities held in CDO-1 as of December 31, 2007:

	Carrying Value(1)	Par Value	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR(2)
	(In thousands)
Whole loans, floating rate	$20,000	$20,000	4.31%	-	195 bps
Whole loans, fixed rate	20,900	20,900	4.50%	6.56%	-
Subordinate interests in whole loans, floating rate	108,766	108,864	23.43%	-	244 bps
Subordinate interests in whole loans, fixed rate	24,567	27,619	5.95%	7.46%	-
Mezzanine loans, floating rate	81,419	81,410	17.52%	-	270 bps

Mezzanine loans, fixed rate	77,669	79,888	17.19%	5.92%	-

Loan securities, floating rate	100,955	103,428	22.26%	-	189 bps
Loan securities, fixed rate	18,448	22,492	4.84%	5.97%	-

Total/Average	$452,724	$464,601	100.00%	6.30%	230 bps

(1)	Net of unamortized fees, discounts, and unfunded commitments.
(2)	Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

The following table sets forth the maturity dates for the loan assets held in CDO-1 at December 31, 2007:

Year of Maturity	Number of Loan Assets Maturity	Carrying Value (in thousands)	% of Total

2008	7	$140,183	42.06%
2009	2	34,584	10.38%
2010	4	46,465	13.94%
2011	1	20,900	6.27%
2012	1	5,017	1.50%
Thereafter	7	86,172	25.85%

Total	22	$333,321	100.00%

Weighted average maturity (1)	3.45 years

(1)
The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth a summary of the loan securities held in CDO-1 at December 31, 2007 (in thousands):

Description	Par Value	Amortized Cost	Gross Unrealized Gain (Loss)	Realized Loss	Carrying Value

Fixed rate	$22,492	$20,370	$(321)	$(1,601)	$18,448
Floating rate	103,428	103,310	(2,355)	-	100,955
Total	$125,920	$123,680	$(2,676)	$(1,601)	$119,403

The following table sets forth a summary of the underlying Standard & Poor’s credit rating of the loan securities held in CDO-1 at December 31, 2007:

Rating	Par Value	Percentage
	(in thousands)

BBB+	$9,000	7.15%
BBB	2,151	1.71%
BBB-	44,384	35.25%
BB+	33,392	26.52%
BB	18,500	14.69%
B+	7,000	5.56%
NR	11,493	9.12%
Total	$125,920	100.00%

Concord’s Loan Assets and Loan Securities

The following table sets forth the aggregate carrying values, allocation by loan type and weighted average coupons of Concord’s loan assets and loan securities in addition to its equity and debt interest in CDO-1 as of December 31, 2007:

	Carrying Value (1)	Par Value	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR (2)

Whole loans, floating rate	$136,260	$136,260	19.09%	-	218 bps
Whole loans, fixed rate	6,300	6,300	0.88%	6.40%	-
Subordinate interests in whole loans, floating rate	163,077	163,908	22.96%	-	223 bps
Subordinate interests in whole loans, fixed rate	14,196	15,750	2.21%	8.63%	-
Mezzanine loans, floating rate	230,852	236,436	33.12%	7.45%	222 bps

Mezzanine loans, fixed rate	68,028	71,718	10.05%	-	-

Loan securities, floating rate	43,260	56,400	7.90%	-	143 bps
Loan securities, fixed rate	25,411	27,084	3.79%	6.68%	-

Total/Average	$687,384	$713,856	100.00%	7.38%	214 bps

(1)	Net of scheduled amortization payments and prepayments, unamortized fees, discounts, asset sales and unfunded commitments.
(2)	Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

The following table sets forth the maturity dates for Concord’s loan assets:

Year of Maturity	Number of Loan Assets Maturity	Carrying Value (in thousands)	% of Total

2008	9	$185,500	29.98%
2009	9	134,052	21.67%
2010	3	81,903	13.24%
2011	1	6,300	1.02%
2012	3	72,968	11.79%
Thereafter	8	137,990	22.30%

Total	33	618,713	100.00%

Weighted average maturity (1)	2.72 years

(1)
The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth a summary of Concord’s loan securities at December 31, 2007:

Description	Par Value	Amortized Cost	Gross Unrealized Gain (Loss)	Realized Loss	Carrying Value

Floating rate	$56,400	$56,174	$(3,487)	$(9,427)	$43,260
Fixed rate	27,084	27,084	(1,673)	-	25,411
Total	$83,484	$83,258	$(5,160)	(9,427)	68,671

The following table sets forth a summary of the underlying Standard & Poor’s credit rating of Concord’s loan securities at December 31, 2007:

Rating	Par Value	Percentage

AA-	$1,381	1.65%
A-	1,966	2.36%
BBB+	25,094	30.06%
BBB	15,833	18.97%
BBB-	30,392	36.40%
BB+	5,000	5.99%
NR	3,818	4.57%
Total	$83,484	100.00%

Concord’s loan securities were diversified by industry as follows at December 31, 2007:

Industry	% of Par Value

Hospitality	41.73%
Office	46.35%
Mixed Use	5.31%
Retail	-
Industrial	0.24%
Multi-family	6.37%
100%

Credit Facilities

As described above, Concord has financed certain of its loan assets and loan securities through credit facilities in the form of repurchase agreements. In the repurchase agreements entered into by Concord to date, the lender, referred to as the repurchase counterparty, purchases the loan asset or loan security from or on behalf of Concord. Concord then repurchases the loan asset or loan security in cash on a specific repurchase date or, at the election of Concord, an earlier date. While the loan asset is held by the repurchase counterparty, the repurchase counterparty retains a portion of each interest payment made on such loan asset or loan security equal to the “price differential” which is effectively the interest rate on the purchase price paid the repurchase counterparty to Concord for the loan asset or loan security, with the balance of such payments being paid to Concord. Pursuant to the terms of the repurchase agreements, if the market value of the loan assets or loan securities pledged or sold by Concord decline, which decline is determined, in most cases, by the repurchase counterparty, Concord may be required to provide additional collateral or pay down a portion of the funds advanced. During 2007, Concord was required to pay down an aggregate of $24,008,000 against $472,324,000 of outstanding repurchase obligations.

Concord currently has five repurchase facilities, two of which are not loan asset/loan security specific and the other three of which are loan asset/loan security specific. That is, under the non-loan asset/loan security specific repurchase facilities, Concord has the ability to pay back the loan with respect to such asset/loan security and finance other loan assets or loan securities through such facility. With respect to the loan asset/loan security specific repurchase facilities, once the loan assets or loan securities securing such facility are satisfied, Concord cannot use the facility for additional loan assets or loan securities.

All of Concord’s repurchase facilities are recourse to Concord and require Concord to maintain certain loan to asset value ratios, a minimum net worth and minimum liquidity. At December 31, 2007, Concord was in compliance with its covenants. In addition, all of the repurchase facilities require that Concord pay down borrowings under these facilities as principal payments on the loan assets and loan securities pledged to these facilities are received.

The following table summarizes the terms of Concord’s current repurchase facilities at December 31, 2007 (in thousands):

Counterparty	Maximum Outstanding Balance	Outstanding Balance	Interest Rate – LIBOR Plus(6)		Maturity Date		Carrying Value of Loan Assets Securing Facility
Greenwich(1)	$39,079	$39,079	100 bps		12/08		$55,827
Greenwich(1)	59,613	59,613	100 bps		12/12		70,146
Column(1)	16,414	16,414	100 bps		3/09	(3)	25,270
Column(2)	350,000	308,508	85-135 bps	(4)	3/09	(5)	412,561
Bear Stearns(2)	150,000	48,710	85-115 bps	(4)	11/08		83,258

(1)	Repurchase facilities cover specific loan assets and may not be used for any other loan assets.

(2)
Repurchase facilities may be used for multiple loan assets and loan securities subject to the repurchase counterparty’s consent. Repurchase counterparties have advised that no additional advance will be made except, if at all, in connection with loans assets or debt securities acquired for the repurchase counterparty.

(3)	May be extended for up to three one-year extensions.
(4)
Interest rate is based on type of loan asset or loan security for which financing is provided. Weighted average at December 31, 2007 on the Column repurchase facility was 5.84% and on the Bear Stearns repurchase facility was 5.49%.

(5)	May be extended for two additional years.
(6)
Concord has entered into interest rate swaps with a total notional amount of $203.3 million as of December 31, 2007 to manage exposure to interest rate movements affecting interest payments on certain variable rate obligations.

In addition to its repurchase facilities, on March 7, 2008, Concord entered into a $100 million secured revolving credit facility with KeyBank National Association. The credit facility enables Concord to finance existing unlevered assets as well as new assets acquired by Concord. The initial maximum borrowings under the loan are $100 million, expandable to $350 million, upon compliance with certain conditions. Borrowings under the facility will bear interest at spreads over LIBOR ranging from 1.75% to 2.25%, depending on the underlying loan asset or debt security for which such borrowing is made. The facility, inclusive of extension rights, will mature in March 2011.

See Item 8. Financial Statements and Supplementary Data - Note 8 - Concord Debt Holdings LLC for additional information relating to our investment in Concord.

Marc Realty

See Item 8. Financial Statements and Supplementary Data - Note 7- Marc Realty for information relating to our Marc Realty investment.

Critical Accounting Policies and Estimates

Our most critical accounting policy relates to the evaluation of the carrying value of our operating properties, loan assets and loan securities, and our investments in ventures.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141: Business Combinations and SFAS No. 142: Goodwill and Other Intangible Assets, and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections and utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. Our properties, including any related intangible assets, are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.

We also invest in mezzanine loans. In connection with these mezzanine loans, we may also acquire an ownership interest in the borrower that allows us to participate in a percentage of the underlying property’s cash flow from operations as well as proceeds from a sale or refinancing. At the inception of each such investment, management determines whether such investment should be accounted for as a loan, preferred equity, venture or as real estate. This requires management judgment in evaluating the substance of the investment and how a loan is classified impacts the timing and amount of income recognized from the investment. We currently classify all of our mezzanine loans, where we also acquire an ownership interest in the borrower and receive a preferred return as preferred equity investments.

In addition, our loan assets are periodically evaluated for possible impairment in order to determine whether it is necessary to establish a loan loss reserve. In some instances, if a borrower is experiencing difficulties making loan payments, we may assist the borrower to address the problems, which could include extending the loan term, making additional advances, or reducing required payments. If, in our judgment, it is probable we will not receive all contractually required payments when they are due, the loan is deemed impaired, and a loan loss reserve established. As of December 31, 2007 we have determined that no loan loss reserve is necessary.

We invest in REIT equity interests which are classified as available for sale securities. A decline in the market value of any available-for-sale marketable security below its cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. The determination of whether an available-for-sale marketable security is other-than-temporarily impaired requires significant judgment and requires consideration of available quantitative and qualitative evidence in evaluating the potential impairment. Factors evaluated to determine whether the investment is other-than-temporarily impaired include: significant deterioration in the issuer’s earnings performance, credit rating, asset quality, business prospects of the issuer, adverse changes in the general market conditions in which the issuer operates, most importantly length of time that the fair value has been below our cost, our expected future cash flows from the security and our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. Judgments associated with these factors are subject to future market and economic conditions, which could differ from our assessment. During 2007, we determined that certain securities had sustained other-than-temporary impairments and, as a result, we recognized impairment losses of $18,218,000. This impairment loss was primarily due to our investment in Lexington. Our decision with respect to the Lexington shares was made primarily due to our determination that, although we have no present intention to sell the shares, their value has been below our carrying value for over twelve months and we cannot assume that the value of the Lexington shares will, in the near term, increase to our carrying value.

Our investments in equity and venture investments are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our equity investments is dependent on a number of factors including the performance of each investment and market conditions. We will record an impairment change if we determine that a decline in value of an investment is other than temporary. See Item 8. Financial Statements and Supplementary Data – Note 8 – Concord Debt Holdings LLC for information relating to impairment on the loan securities held by Concord.

Finally, estimates are used when accounting for the allowance for contingent liabilities and other commitments. All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No.159, The Fair Value Option Financial Assets and Financial Liabilities. This Statement provides a “Fair Value Option” under which a company may irrevocably elect fair value as the measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on an instrument by instrument basis with changes in fair value recognized in earnings as those changes occur. The effective date of this Statement is the beginning of the first fiscal year end that begins after November 15, 2007. We believe that the adoption of SFAS No. 159 will not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective in fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning November 15, 2008. We are currently evaluating the impact and believe that the adoption of this standard will not have a material effect on our financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We adopted this standard effective January 1, 2007 and it resulted in a $1,916,000 increase to shareholders’ equity which has been classified as a cumulative effect of a change in accounting principle. Such adjustment resulted from management’s assessment that a liability previously established for an uncertain tax position pursuant to FAS 5 “Accounting for Contingencies” was no longer required. In accordance with the provision of FIN 48, we deemed it more likely than not that the relevant tax position would be sustained. As of December 31, 2007, we have no liability established for uncertain tax positions.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) will have on our financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the potential negative effects of interest rate fluctuations on our cash flow and earnings.

Among our liabilities are both fixed and variable rate debt. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Overview - Interest Rate Environment,” we seek to limit our risk to interest rate fluctuations through match financing on our loan assets and loan securities as well as through hedging transactions. In this regard, we entered into the following agreements:

•
an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80%. The Trust made a $40,000,000 prepayment on its floating rate debt during the second quarter of 2007. As a result, the Trust settled a portion of its existing interest rate swap with a notional amount of $14,000,000 for $366,000 resulting in an unrealized gain which will be amortized to income over the remaining life of the swap. At December 31, 2007, the outstanding balance on the mortgage note payable is $28,884,000; and

•
an interest rate swap with a balance guaranty on our Repurchase Agreement with respect to our first mortgage whole-pool loan certificates which bears interest at LIBOR minus 0.002%, effectively fixing our rate at 4.055% on that financing. The notional amount of the balance guaranty swap was $54,021,000 at December 31, 2007 which matured in January.

The fair value of our fixed rate debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $1,101,000 at December 31, 2007 and exceeded its carrying value by $1,283,000 at December 31, 2006.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at December 31, 2007 (in thousands):

	Change in LIBOR
	-3%	-2%	-1%	1%	2%	3%

Change in consolidated interest expense (1)	$(372)	$(248)	$(124)	$124	$248	$372
Pro-rata share of change in interest expense of debt on non-consolidated entities (2)	(9,686)	(6,457)	(3,228)	3,228	6,457	9,686
Minority partners share	114	76	38	(38)	(76)	(114)
Proforma (increase) decrease in net income	$(9,944)	$(6,629)	$(3,314)	$3,314	$6,629	$9,944

(1) Does not reflect impact of $28,277,000 of floating rate repurchase agreements paid off in January 2008.
(2) Represents our pro-rata share of a change in interest expense in our equity investment - Concord.

We believe that due to our significant investment in a non-consolidated entity (Concord), the presentation of our pro-rata share of a change in interest expense from this entity is important to fully understand our exposure to fluctuations in interest rates.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, we have a pro-rata share through our Concord venture of notes and mortgage loans receivable aggregating $453,353,000 as of December 31, 2007, which are based on variable rates and partially mitigate our exposure to change in interest rates.

Market Value Risk

Our hedge transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions with high credit ratings with which we and our affiliates may also have other financial relationships. We do not anticipate that any of these counterparties will fail to meet their obligations. There can be no assurance that we will adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

Our mortgage-backed securities are reflected at their estimated fair value of $78,141,000 at December 31, 2007 with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

These securities were sold in February 2008 for a gain of $233,000.

Prepayment Risk

As we receive prepayments of principal on mortgage-backed securities, premiums paid on such securities are amortized against interest income using the effective yield method through the expected maturity dates of the securities. In general, an increase in prepayments will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the securities. Our unamortized premium at December 31, 2007 was $383,000.

These securities were sold in February 2008 for a gain of $233,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Winthrop Realty Trust

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Winthrop Realty Trust and subsidiaries (the “Trust”) (formerly known as First Union Real Estate Equity and Mortgage Investments) at December 31, 2007, and the results of their operations and their cash flows for the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, financial statement schedule and on the Company's internal control over financial reporting based on our integrated audit in 2007. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees
and Shareholders of
Winthrop Realty Trust
Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of Winthrop Realty Trust and subsidiaries (the “Trust”) (formerly known as First Union Real Estate Equity and Mortgage Investments) as of December 31, 2006 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. Our audits also included the 2006 and 2005 information included in the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Winthrop Realty Trust and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2006 and 2005 information included in such financial statement schedule, when considered in relation to the basic 2006 and 2005 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 16, 2007
(October 2, 2007, as to the restatement)

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Investments in real estate, at cost
Land	$21,325	$19,510
Buildings and improvements	244,965	227,891

	266,290	247,401
Less - accumulated depreciation	(19,214)	(12,932)

Investments in real estate, net	247,076	234,469
Cash and cash equivalents	36,654	89,463
Restricted cash held in escrows	5,978	4,447
Mortgage-backed securities available for sale pledged under repurchase agreements	78,141	115,810
Loans receivable, net of reserve of $1,266 and $0, respectively	12,496	81,415
Accounts receivable, net of reserve of $163 and $1, respectively	20,835	12,412
Available for sale securities	51,804	95,148
Preferred equity investment	74,573	73,127
Equity investments	179,475	98,101
Lease intangibles, net	31,964	36,402
Deferred financing costs, net	5,309	6,354
Assets of discontinued operations	1,112	1,159
Other assets	30	3,313

TOTAL ASSETS	$745,447	$851,620

LIABILITIES
Mortgage loans payable	$236,925	$232,768
Repurchase agreements	75,175	111,911
Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, $25 per share liquidating preference, 3,930,657 and 3,990,000 shares authorized and outstanding in 2007 and 2006, respectively	98,266	99,750
Loans payable	-	30,004
Accounts payable and accrued liabilities	12,046	10,306
Dividends payable	16,242	7,844
Below market lease intangibles, net	5,021	4,572
Liabilities of discontinued operations	-	828

TOTAL LIABILITIES	443,675	497,983

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	9,978	30,051

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest, $1 par, unlimited authorized, 66,291,837 and 65,369,734 outstanding in 2007 and 2006, respectively	66,292	65,370
Additional paid-in capital	358,145	353,719
Accumulated other comprehensive income (loss)	(8,090)	5,037
Accumulated distributions in excess of net income	(124,553)	(100,540)

Total Shareholders’ Equity	291,794	323,586

TOTAL LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY	$745,447	$851,620

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenue
Rents and reimbursements	$40,470	$38,822	$25,454
Interest and dividends	10,829	14,035	5,212

	51,299	52,857	30,666
Expenses
Property operating	5,851	4,054	1,205
Real estate taxes	2,139	1,879	220
Depreciation and amortization	12,713	11,216	6,994
Interest	31,477	31,057	20,902
Impairment loss on available for sale securities	18,218	-	-
Provision for loss on loan receivable	1,266	-	-
State and local taxes	417	234	500
General and administrative	8,341	2,680	5,949

	80,422	51,120	35,770
Other income (loss)
Legal settlement	-	-	11,000
Assignment of exclusivity agreement - net lease assets	-	9,500	10,500
Earnings from preferred equity investments	11,836	6,849	4,066
Equity in earnings of equity investments	3,647	8,569	304
Gain on exchange of equity investment	-	9,285	-
Other income	700	530	75
Gain on sale of available for sale securities	10,187	8,130	243
Gain on sale of other assets	1,997	-	-
Loss on early extinguishment of debt	(369)	(646)	-
Interest income	3,149	1,630	2,185

	31,147	43,847	28,373
Income from continuing operations before minority interest	2,024	45,584	23,269
Minority interest	578	2,764	179

Income from continuing operations	1,446	42,820	23,090

Discontinued operations
Income from discontinued operations	1,035	116	531

Net income	2,481	42,936	23,621
Preferred dividend	-	-	(2,064)

Net income applicable to Common Shares of Beneficial Interest	$2,481	$42,936	$21,557

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)
(Continued)

	Years Ended December 31,
	2007	2006	2005
Comprehensive income (loss)
Net income	$2,481	$42,936	$23,621
Change in unrealized gain (loss) on available for sale securities arising during the period	(19,704)	6,115	3,254
Change in unrealized gain (loss) on mortgage-backed securities available for sale arising during the period	1,250	406	(1,393)
Change in unrealized gain (loss) on interest rate derivative arising during the period	(1,553)	(269)	2,263
Change in unrealized loss from equity investments	(8,390)	-	-
Less reclassification adjustment included in net income	15,270	(8,130)	(243)

Comprehensive income (loss)	$(10,646)	$41,058	$27,502

Per Common Share Data - Basic:
Income from continuing operations	$0.02	$0.74	$0.50
Income from discontinued operations	0.02	-	0.02

Net income	$0.04	$0.74	$0.52

Per Common Share Data - Diluted:
Income from continuing operations	$0.02	$0.71	$0.50
Income from discontinued operations	0.02	-	0.02

Net income	$0.04	$0.71	$0.52

Basic Weighted-Average Common Shares	65,823	46,639	32,451

Diluted Weighted-Average Common Shares	65,888	69,365	32,499

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except per share amounts)

	Series A Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In	Accumulated Distributions in Excess of	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Income	Total

Balance, December 31, 2004	983	$23,131	31,059	$31,059	$207,968	$(145,050)	$3,034	$120,142

Net income	-	-	-	-	-	23,621	-	23,621
Dividends paid or accrued on Series A
preferred shares ($2.10 per share)	-	-	-	-	-	(2,064)	-	(2,064)
Dividends accrued on common shares
($.11 per share)	-	-	-	-	-	(3,914)	-	(3,914)
Change in unrealized gain on available for
sale securities, net of reclassification
adjustments for amounts included
in net income	-	-	-	-	-	-	3,011	3,011
Change in unrealized loss on mortgage backed
securities held for sale	-	-	-	-	-	-	(1,393)	(1,393)
Change in unrealized gain on interest
rate derivatives	-	-	-	-	-	-	2,263	2,263
Issuance of common shares	-	-	4,522	4,522	13,418	-	-	17,940

Balance, December 31, 2005	983	23,131	35,581	35,581	221,386	(127,407)	6,915	159,606

Net income	-	-	-	-	-	42,936	-	42,936
Dividends paid or accrued on common
shares of beneficial interest
($0.30 per share)	-	-	-	-	-	(16,069)	-	(16,069)
Change in unrealized loss on available for
sale securities, net of reclassification
adjustments for amounts included
in net income	-	-	-	-	-	-	(2,015)	(2,015)
Change in unrealized loss on mortgage
backed securities held for sale	-	-	-	-	-	-	406	406
Change in unrealized gain on interest rate
derivatives	-	-	-	-	-	-	(269)	(269)
Redemption of Series A-1 preferred
shares for common shares	(983)	(23,131)	4,837	4,837	18,294	-	-	-
Conversion of Series B-1 preferred
shares to common shares	-	-	56	56	194	-	-	250
Issuance of common shares through
rights offering	-	-	5,220	5,220	21,902	-	-	27,122
Issuance of common shares	-	-	19,550	19,550	91,264	-	-	110,814
Stock issued pursuant to dividend
reinvestment plan	-	-	126	126	679	-	-	805

Balance, December 31, 2006	-	-	65,370	65,370	353,719	(100,540)	5,037	323,586

Cumulative effect of a change in accounting
principle	-	-	-	-	-	1,916	-	1,916
Net income	-	-	-	-	-	2,481	-	2,481
Dividends paid or accrued on common
shares of beneficial interest
($0.43 per share)	-	-	-	-	-	(28,410)	-	(28,410)
Change in unrealized loss on available for
sale securities, net of reclassification
adjustments for amounts included
in net income	-	-	-	-	-	-	(4,434)	(4,434)
Change in unrealized gain on mortgage
backed securities held for sale	-	-	-	-	-	-	1,250	1,250
Change in unrealized loss on interest rate
derivatives	-	-	-	-	-	-	(1,553)	(1,553)
Change in unrealized loss from
equity investments	-	-	-	-	-	-	(8,390)	(8,390)
Stock issued pursuant to dividend
reinvestment plan	-	-	592	592	3,329	-	-	3,921
Conversion of Series B-1 preferred
shares to common shares	-	-	330	330	1,097	-	-	1,427

Balance, December 31, 2007	-	$-	66,292	$66,292	$358,145	$(124,553)	$(8,090)	$291,794
See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE
EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$2,481	$42,936	$23,621
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization (including amortization of deferred financing costs)	8,086	7,809	5,598
Amortization of lease intangibles	7,673	5,595	2,562
Straight-lining of rental income	(1,825)	(1,920)	(1,436)
Earnings of preferred equity investments less than (in excess of) distributions	(12)	35	(490)
Earnings in excess of distributions of equity investments	(1,563)	(170)	(304)
Restricted cash held in escrows	(148)	(45)	-
Minority interest	578	2,764	179
Gain on assignment of exclusivity agreement	-	(9,500)	(10,500)
Gain on sale of available for sale securities	(10,187)	(8,130)	(243)
Gain on sale of equity investment	-	(9,285)	-
Winn-Dixie legal settlement income	-	(1,108)	-
Loss on early extinguishment of debt	369	126	-
Impairment loss	18,218	-	-
Provision for loss on loan receivable	1,266	-	-
Decrease in deferred income	-	-	(68)
Bad debt (recovery) expense	71	(22)	99
Interest receivable on loans	435	54	(806)
Net changes in other operating assets and liabilities	(3,288)	(1,452)	(2,342)
Net cash provided by operating activities	22,154	27,687	15,870

Cash flows from investing activities
Investments in real estate	(9,716)	(38,749)	(67,453)
Purchase of mortgage-backed securities available for sale	-	(23,850)	(149,134)
Proceeds from repayments of mortgage-backed securities available for sale	38,694	34,352	21,463
Investment in equity investments	(98,201)	(96,812)	(50,000)
Investment in preferred equity investments	(17,669)	(1,843)	(77,937)
Return of equity on equity investments	10,000	-	-
Return of capital distribution from available for sale securities	10,047	-	-
Proceeds from preferred equity investments	16,162	7,108	-
Purchase of available for sale securities	(3,172)	(4,986)	(17,965)
Proceeds from sale of available for sale securities	24,004	29,831	1,654
(Increase) decrease in restricted cash held in escrows	(1,523)	(3,776)	(626)
Issuance and acquisition of loans receivable	(9,224)	(22,554)	(63,888)
Collection of loans receivable	64,360	8,589	5,580
Cash relating to foreclosure on property	1,347	-	-
Net cash provided by (used in) investing activities	25,109	(112,690)	(398,306)

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION REAL ESTATE
EQUITY AND MORTGAGE INVESTMENTS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Years Ended December 31,
	2007	2006	2005
Cash flows from financing activities
Borrowings under repurchase agreements	-	23,070	144,161
Repayment of borrowings under repurchase agreements	(36,736)	(32,875)	(22,445)
Proceeds from mortgage loans payable	51,693	89,522	22,600
Principal payments of mortgage loans payable	(47,536)	(32,281)	(8,031)
Restricted cash held in escrows	140	-	-
Proceeds from loans payable	-	-	30,000
Payments of loans payable	(30,004)	(21)	(19)
Proceeds from revolving line of credit	-	77,000	16,000
Payment of revolving line of credit	-	(93,000)	-
Deferred financing costs	(887)	(1,813)	(6,594)
Contribution by minority interests	787	3,246	27,347
Distribution to minority interests	(21,438)	(3,486)	-
Issuance of Common Shares	-	110,814	17,940
Issuance of Common Shares through rights offering	-	27,122	-
Issuance of Common Shares through dividend reinvestment plan	3,921	805	-
Issuance of Series B-1 Cumulative Convertible Redeemable Preferred Shares	-	-	100,000
Dividends paid on Series A Preferred Shares	-	(516)	(2,064)
Dividends paid on Common Shares	(20,012)	(12,139)	-

Net cash (used in) provided by financing activities	(100,072)	155,448	318,895

Net (decrease) increase in cash and cash equivalents	(52,809)	70,445	(63,541)
Cash and cash equivalents at beginning of year	89,463	19,018	82,559

Cash and cash equivalents at end of year	$36,654	$89,463	$19,018

Supplemental Disclosure of Cash Flow Information
Interest paid	$27,056	$28,886	$19,133

Taxes paid	$513	$667	$162

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$16,242	$7,844	$3,914
Dividends accrued on Preferred Shares	-	-	516
Stock received for assignment of exclusivity rights -net lease assets	-	-	(20,000)
Redemption of Class A-1 Preferred Shares to Common Shares	-	23,131	-
Conversion of Series B-1 Preferred Shares into Common Shares	1,484	-	-
Capital expenditures accrued	120	-	-
Impact of adoption of FIN 48	1,916	-	-
River City foreclosure:
Loan and interest receivable	12,082	-	-
Land	(1,149)	-	-
Buildings and improvements	(9,989)	-	-
Lease intangibles	(1,944)	-	-
Below market lease intangibles	1,290	-	-
Accounts payable and accrued expenses	1,057
Net cash provided by foreclosure of River City	$1,347

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Business

Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments) (the “REIT”) is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 31, 2005, which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments.

Effective January 1, 2005, the REIT conducts its business through WRT Realty L.P. (formerly First Union REIT L.P.), a Delaware limited partnership (the “Operating Partnership”). The REIT is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interest in the Operating Partnership. The transfer of the REIT’s assets and liabilities to the Operating Partnership had no effect on the REIT’s financial statements. All references to the “Trust” refer to the REIT and its consolidated subsidiaries, including the Operating Partnership.

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas: (i) ownership of operating properties (“Operating Properties”); (ii) origination and acquisition of loans and debt securities secured directly or indirectly by commercial real property (“Loan Assets and Loan Securities”), including collateral mortgage-backed securities and collateral debt obligation securities; and (iii) equity interests in other REITs (“REIT Equity Interests”).

2.  Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements represent the consolidated results of the REIT, its wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp. (formerly known as First Union Management, Inc.) (“FUMI”), the Operating Partnership, and wholly-owned subsidiaries and certain partially-owned entities in which the Operating Partnership owns either (i) a controlling interest or (ii) is the primary beneficiary. Under a trust agreement, all of the outstanding shares of stock of FUMI were held for the benefit of the shareholders of the REIT. Effective July 1, 2005, the REIT consummated a business combination with FUMI pursuant to which FUMI became a wholly owned subsidiary of the REIT. FUMI’s sole asset is a 0.2% ownership interest in the Operating Partnership.

The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. The estimates that are particularly susceptible to change relate to management’s estimate of the impairment of real estate, loans and investments in ventures and whether there have been other-than-temporary impairments to the value of the Trust’s real estate securities for sale and mortgage-backed securities available for sale. In addition, estimates are used when accounting for the allowance for doubtful accounts. All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation due to the reporting of discontinued operations for assets classified as held for sale in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.

Out of Period Adjustment

During the fourth quarter of 2007, the Trust determined that there was an error in the amortization period of certain in place lease and above market lease assets. The Trust determined that the intangible assets were not being amortized over the appropriate tenant lease term. Amortization was understated by $1,024,000 for the year ended December 31, 2006 and $256,000 for each of the quarters ended March 31, June 30 and September 30, 2007. The Trust has concluded that this adjustment is not material to any prior periods consolidated financial statements. The Trust has also concluded that the cumulative adjustment was not material to the year ended December 31, 2007. As

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (Continued)

Out of Period Adjustment (Continued)

such, the cumulative effect which totaled $1,792,000 was recorded in the consolidated statement of operations as an out of period adjustment in the fourth quarter of 2007. The effect of this adjustment for the year ended December 31, 2007 decreased income from continuing operations by approximately $1,024,000.  There was no associated net impact on our cash flow from operations for the year ended December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the amounts of revenue and expenses during the reporting period. The estimates that are particularly susceptible to change relate to management’s estimate of the impairment of real estate, loans and investments in ventures and whether there have been other-than-temporary impairments to the value of the Trust’s real estate securities for sale and mortgage-backed securities available for sale. In addition, estimates are used when accounting for the allowance for doubtful accounts. All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

Investments in Real Estate

Real estate assets are stated at historical cost. Expenditures for repairs and maintenance are expensed as incurred. Significant renovations that extend the useful life of the properties are capitalized. Depreciation for financial reporting purposes is computed using the straight-line method. Buildings are depreciated over their estimated useful lives of 40 years, based on the property’s age, overall physical condition, type of construction materials and intended use. Improvements to the buildings are depreciated over the shorter of the estimated useful life of the improvement or the remaining useful life of the building at the time the improvement is completed. Tenant improvements are depreciated over the shorter of the estimated useful life of the improvement or the life of the lease of the tenant. The Trust reviews its portfolio of properties for any impairment losses if events or changes in circumstances indicate that the carrying value of the real estate may not be recoverable.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141: Business Combinations and SFAS No. 142: Goodwill and Other Intangible Assets, and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections and utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

In accordance with SFAS No. 144, long-lived assets, such as real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities are classified separately as discontinued operations in the consolidated balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with maturities of three months or less. The Trust maintains cash and cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions. Previously, the Trust reported interest income earned

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents (Continued)

in cash and cash equivalents as revenue. Commencing in 2007, the Trust determined that it should classify interest income earned on cash and cash equivalents as other income. Although the Trust believes this interest income was not material to prior periods, the Trust has elected to revise the prior period classification for consistency purposes.

Restricted Cash

Restricted cash in escrow accounts and deposits securing a loan payable include cash reserves for tenant improvements, leasing commissions, real estate taxes and other expenses pursuant to the loan agreements.

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

When the fair value of a security is less than the cost, the Trust considers whether there is an other-than-temporary impairment in the value of the security. If, in its judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and this loss is realized and charged against earnings. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

Loans Receivable

The Trust’s policy is to record loans receivable at cost, net of unamortized loan origination fees unless such loan is deemed to be impaired. The Trust evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” a loan is considered to be impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the existing contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or if the loan is collateral dependent, the fair value of the collateral. When a loan is considered to be impaired, the Trust will establish a reserve for loan losses and record a corresponding charge to earnings. Significant judgments are required in determining impairment. The Trust does not record interest income on impaired loans. Any cash receipts on impaired loans are recorded as a recovery reducing the reserve for loan losses. As of December 31, 2007, the Trust recorded a $1,266,000 provision for loss on loan receivable related to one of its loans. The Trust also considers the need for loan loss allowance pursuant to the provisions of SFAS No. 5 “Accounting for Contingencies”.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Trust’s best estimate of the amount of probable credit losses in the Trust’s existing accounts receivable. The Trust reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (Continued)

Accounts Receivable (Continued)

collection have been exhausted and the potential for recovery is considered remote. The Trust does not have any off-balance sheet credit exposure related to its tenants.

Available for Sale Securities

The Trust classifies investments in securities with readily determinable fair values on the balance sheet as available for sale because these securities are held principally for investment purposes and not for sale in the short term. Accordingly, the Trust records these investments at fair value and unrealized gains and losses are recognized through shareholders’ equity, as a component of other comprehensive income (loss). Realized gains and losses and charges for other than temporary impairments are included in net income. Sales of securities are recorded on the trade date and gains or losses are determined on the specific identification method.

On a periodic basis, the Trust assesses whether there are any indicators that the value of the available for sale securities may be impaired. An available for sale security is impaired only if the Trust’s estimate of fair value of the security is less than the carrying value of the security and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the security over the estimated fair value of the security.

Preferred Equity Investment

The Trust invests in mezzanine loans in which the Trust also holds an ownership interest in the borrower that allows the Trust to participate in a percentage of the proceeds from a sale or refinancing of the underlying property. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, preferred equity, venture or as real estate. The Trust classifies all of its current portfolio of mezzanine loans as preferred equity investments and they are accounted for using the equity method because the Trust has the ability to significantly influence, but not control, the entity’s operating and financial policies. Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at adjusted book value as if the investment was hypothetically liquidated at the end of each reporting period.

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

On a periodic basis, the Trust assesses whether there are any indicators that the value of the equity investments may be impaired. An investment’s value is impaired only if the Trust’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Lease Intangibles

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and improvements and fixtures and equipment based on management's determination of the relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods, current market conditions and

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (Continued)

Lease Intangibles (Continued)

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

The Trust has evaluated its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Trust determining that certain of its loans, preferred equity investments and other investments were potentially variable interests in VIEs. For each of these investments, the Trust has evaluated (1) the sufficiency of the applicable entity’s equity investments at risk to absorb expected losses, (2) whether as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and whether their obligations are protected directly or indirectly, and (c) the right to receive the expected residual return of the entity without a cap on the return, (3) whether the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity or both, and (4) whether substantially all of the entity’s activities involve or are conducted on behalf of an investor that has disproportionately few voting rights. As of December 31, 2007, the Trust has identified each of (i) the loan acquired by WRT Marc RC LLC (the “River City Loan”) (see Note 5), (ii) its interest in WRT-Vision Holding LLC (“WRT-Vision Holding”), (iii) its joint venture with Sealy & Company, Inc. (“Sealy”) in Nashville, Tennessee and (iv) four convertible mezzanine loans related to its preferred equity investment in the Marc Realty portfolio to be variable interests in a VIE.

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

Fair Value of Financial Instruments

Financial instruments held by the Trust include cash and cash equivalents, restricted cash, mortgage-backed securities available for sale, real estate securities available for sale, loans receivable, interest rate swap agreements, accounts receivable, revolving line of credit, accounts payable, long term debt and repurchase agreements. The fair value of the cash and cash equivalents, restricted cash, mortgage-backed securities available for sale, real estate securities available for sale, interest rate swap agreements, accounts receivable, accounts payable and repurchase agreements approximate their

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

current carrying amounts. The fair value of the Trust’s mortgage loans payable, loans payable and revolving line of credit are less than their current carrying amounts by $1,101,000 at December 31, 2007 and exceeds their current carrying amounts by $1,283,000 at December 31, 2006.

Derivative Financial Instruments

The Trust accounts for its interest rate swap agreements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. In accordance with SFAS No. 133, all interest rate swap agreements are carried on the balance sheet at their fair value, as an asset if their fair value is positive, or as a liability if their fair value is negative. Since the Trust’s derivatives are designated as “cash flow hedges,” the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings. The ineffective amount of all interest rate swap agreements, if any, is recognized in earnings. To date, the Trust has not recognized any change in the value of its interest rate swap agreements in earnings as a result of the hedge or a portion thereof being ineffective. Accordingly, changes in value are recorded through other comprehensive income. The fair value of the Trust’s interest rate swaps are approximately $(173,000) and $1,669,000 at December 31, 2007 and 2006, respectively. At December 31, 2007 approximately $30,000 is included in other assets and $203,000 is included in accounts payable and accrued liabilities. At December 31, 2006 the swap value is included in other assets. Such fair value estimates are not necessarily indicative of the amounts that would be recognized upon disposition of the Trust’s derivative financial instruments. During the next twelve months, the Trust expects to reclassify as additional interest expense approximately $29,000 from other comprehensive income.

Upon entering into hedging transactions, the Trust documents the relationship between the interest rate swap agreements and the hedged liability. The Trust also documents its risk management policies, including objectives and strategies, as they relate to its hedging activities. The Trust assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly “effective,” as defined by SFAS No. 133. The Trust discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge or not is no longer appropriate. To date, the Trust has not discontinued hedge accounting for any of its interest rate swap agreements. The Trust utilizes interest rate swap agreements to manage interest rate risk and does not intend to enter into derivative transactions for speculative or trading purposes.

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

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (Continued)

Stock Options

There were no stock option grants during the years ended December 31, 2007 and 2006 and all previously issued options are fully vested.

Revenue Recognition

The Trust accounts for its leases with tenants as operating leases with rental revenue recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets. The straight-line amounts at December 31, 2007 and 2006 were $5,961,000 and $4,136,000, respectively. The straight-line rent adjustment increased revenue by approximately $1,825,000 in 2007, $1,920,000 in 2006 and $1,436,000 in 2005. Accordingly, deferred rental income is recorded from tenants for the amount that is expected to be collected over the lease term rather than currently. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date.

Pursuant to the terms of the lease agreements with respect to net lease properties, the tenant at each property in required to pay all costs associated with the property including property taxes, ground rent, maintenance costs and insurance. These costs are not reflected in the consolidated financial statements.

Tenant leases that are not net leases generally provide for (i) billings of fixed minimum rental and (ii) billings of certain operating costs. The Trust accrues the recovery of operating costs based on actual costs incurred. These amounts are included in accounts receivable at December 31, 2007 and 2006.

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

Effective July 1, 2005, the Trust consummated a business combination with FUMI pursuant to which FUMI became a wholly-owned subsidiary of the Trust. In connection with the business combination, FUMI elected to be treated for Federal income tax purposes as a taxable REIT subsidiary. In order for the Trust to continue to qualify as a REIT, the value of the FUMI stock cannot exceed 20% of the value of the Trust’s total assets. At December 31, 2007, FUMI did not exceed 20% of the value of the Trust’s total assets. The net income of FUMI is taxable at regular corporate tax rates. Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as determined by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. The Trust and FUMI do not file consolidated tax returns.

Earnings Per Share

The Trust has calculated earnings per share in accordance with SFAS No.128, Earnings Per Share and EITF 03-06, “Participating Securities and the Two Class Method under FASB Statement No. 128 Earnings Per Share.” SFAS No.128 requires that common share equivalents be excluded from the weighted-average shares outstanding for the calculation of basic earnings per share. EITF 03-06 requires that computation of earnings per share reflect the impact of participating securities. The holders of the Series B-1 Preferred Shares are entitled to receive cumulative preferential dividends equal to the greater of (i) 6.5% of the liquidation preference or (ii) cash dividends paid on the common shares. The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per-share data):

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

	2007	2006	2005
Basic
Income from continuing operations	$1,446	$42,820	$23,090
Preferred dividend	-	-	(2,064)

Income from continuing operations, net of preferred dividend	1,446	42,820	21,026
Income from discontinued operations	1,035	116	531
Allocation of undistributed earnings to Series B-1 Preferred Shares	-	(8,655)	(4,837)
Net income applicable to Common Shares for earnings per share purposes	$2,481	$34,281	$16,720

Basic weighted-average Common Shares	65,823	46,639	32,451

Income from continuing operations, net of preferred dividend	$0.02	$0.74	$0.50
Income from discontinued operations	0.02	-	0.02
Net income per Common Share	$0.04	$0.74	$0.52

Diluted
Income from continuing operations	$1,446	$42,820	$23,090
Preferred dividend of Series A Preferred Shares	-	-	(2,064)
Preferred dividend of Series B-1 Preferred Shares	-	6,635	-

Income from continuing operations, net of preferred dividend	1,446	49,455	21,026
Allocation of undistributed earnings to Series B-1 Preferred Shares	-	-	(4,837)
Income from discontinued operations	1,035	116	531
Net income applicable to Common Shares for earnings per share purposes	$2,481	$49,571	$16,720

Basic weighted-average Common Shares	65,823	46,639	32,451
Convertible Preferred Shares	-	22,663	-
Stock Options	65	63	48
Diluted weighted-average Common Shares	65,888	69,365	32,499

Income from continuing operations, net of preferred dividend	$0.02	$0.71	$0.50
Income from discontinued operations	0.02	-	0.02
Net income per Common Share	$0.04	$0.71	$0.52

The Trust’s Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series A Shares”) and Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Preferred Shares”) are antidilutive for the year ended December 31, 2005 and, accordingly, are not included in the weighted average shares outstanding for the diluted earnings per share. The Series A Preferred Shares, which were redeemed for the Trust’s common shares of beneficial interest (“Common Shares”) on February 7, 2006, and Series B-1 Preferred Shares were dilutive for the year ended December 31, 2006. The Series B-1 Preferred Shares are anti-dilutive for the year ended December 31, 2007 and are not included in the weighted average shares outstanding for the diluted earnings per share.

Recently Issued Accounting Standards

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

beginning of the first fiscal year end that begins after November 15, 2007. The Trust believes that the adoption of SFAS No. 159 will not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective in fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Trust is currently evaluating the impact and believes that the adoption of this standard will not have a material effect on its financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Trust adopted this standard effective January 1, 2007 and it resulted in a $1,916,000 increase to shareholders’ equity which has been classified as a cumulative effect of a change in accounting principle. Such adjustment resulted from management’s assessment that a liability previously established for an uncertain tax position pursuant to FAS 5 “Accounting for Contingencies” was no longer required. In accordance with the provision of FIN 48, the Trust deemed it more likely than not that the relevant tax position would be sustained. As of December 31, 2007, the Trust has no liability established for uncertain tax positions.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. the Trust is currently assessing the potential impact that the adoption of SFAS 141(R) will have on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The Trust is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.

3.  Real Estate Investments

At December 31, 2007, real estate assets were comprised of 20 net lease retail, office and industrial properties, five multi-tenanted office properties, one residential property, and one multi-tenant warehouse property.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Real Estate Investments (Continued)

Acquisitions

Corporetum Properties

On February 16, 2006, the Trust acquired from an unaffiliated third party three office buildings located at 550-650, 701 and 1050 Warrenville Road, Lisle, Illinois, a Chicago suburb. The gross purchase price for the 550-650 and 701 properties (the "Wholly-Owned Properties") was $31,750,000 and the purchase price for the 1050 property was $3,500,000, which was acquired in a venture owned 60% by the Trust and 40% by the principals of Marc Realty, who are not affiliates of the Trust. The Wholly-Owned Properties, which contain approximately 236,000 square feet, are 97% occupied and the 1050 property, which contains approximately 54,000 square feet of office space was 100% leased in January 2007 pursuant to a lease commencing in May 2007 and expiring in April 2018.

Creekwood Property

On March 29, 2007, the Trust acquired in a venture with an affiliate of Vision Property Services, LLC (“Vision”) a multi-family apartment complex containing 230 units located in Kansas City, Kansas (“Creekwood Apartments”) for a gross purchase price of $6,793,000.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

River City

On March 29, 2006, the Trust through a consolidated venture, in which the Trust holds a 60% interest and an entity owned by the principals of Marc Realty owns the remaining 40% interest, acquired a loan with a principal balance of $11,750,000 which is secured by a first leasehold mortgage on approximately 241,000 square feet of commercial space and an indoor parking garage with 133 spaces located at 800 South Wells, Chicago, Illinois and commonly referred to as River City (the “Commercial Loan”). The Commercial Loan was in default at the time of acquisition. In connection with the acquisition and modification of the Commercial Loan, the venture that held the Commercial Loan (the “Commercial Loan JV”) entered into an option agreement with an unaffiliated third party pursuant to which the third party had an option to acquire the indoor parking structure should the Commercial Loan JV acquire title to the commercial space and the indoor parking secured by the Commercial Loan. As consideration for entering into the option agreement, Commercial Loan JV received a deed for the land underlying the River City property.

On October 2, 2007, the venture’s foreclosure on the Commercial Loan was confirmed and finalized and the Commercial Loan JV acquired title to the property. Effective October 2, 2007, the Trust now accounts for this as a real estate investment on its Balance Sheet and records property operations in its Statement of Operations. Additionally, the unaffiliated third party did not exercise its option to acquire the indoor parking structure.

Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

2008	$34,697
2009	33,374
2010	29,823
2011	21,371
2012	20,317
Thereafter	116,910
$256,492

Tenant Concentration

Three tenants contributed approximately 41% of the base rental revenues of the Trust for the year ended December 31, 2007. Three tenants accounted for approximately 44% of the base rental revenues of the Trust in 2006. Five tenants accounted for approximately 82% of the base rental revenues of the Trust in 2005.

4.  Mortgage-Backed Securities Pledged Under Repurchase Agreements

At December 31, 2007 and 2006, all of the Trust’s mortgage-backed securities, consisting of Fannie Mae and Freddie Mac whole pool certificates, were classified as available-for-sale and, as such, were carried at their estimated fair value based on prices obtained from a third party.

The following table presents the amortized cost and fair value of the Trust’s whole pool agency mortgage-backed securities at December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006

Cost	$77,101	$115,725
Unrealized gain	382	-
Unrealized loss	(118)	(986)
Interest payment receivable	394	463
Unamortized premium	382	608

Carrying value/estimated fair value	$78,141	$115,810

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrealized losses at December 31, 2006 were the result of changes in interest rates and principal prepayments subsequent to the acquisition of the securities. The impact of the principal prepayments is to accelerate the amortization of the premium. All the securities are performing according to their terms. Although not rated, whole pool agency mortgage-backed securities carry an implied AAA rating and are guaranteed as to principal and interest by Fannie Mae. Accordingly, although there was a period of continuous unrealized loss position for more than twelve months, the Trust determined that these impairments were temporary and in 2007 the value recovered to an unrealized gain position. See subsequent event (Note 23) related to the sale of these securities.

The mortgage-backed securities bear interest at a weighted average interest rate of 4.983% and 4.684% based on balances outstanding at December 31, 2007 and 2006, respectively. At December 31, 2007, the mortgage-backed securities had a weighted average life of 30.28 years.

5.  Loans Receivable

The following table summarizes the Trust’s loans receivable at December 31, 2007 and 2006 (in thousands):

				Carrying Amount December 31,
Property	Location	Interest Rate	Maturity	2007	2006

Toy Building (1)	New York, NY	LIBOR plus 5.6% (9.72%)	April 2008	$-	$59,816

River City - Commercial (2)	Chicago, IL	9.75%	February 2006	-	12,082

River City - Land (3)	Chicago, IL	10%	December 2007	-	4,117

Marc Realty - Various (4) (5)	Chicago, IL	8.5%	(4)	12,496	4,148

Vision Term Loan (6)	Partnership Interests	15%	December 2011	-	1,252

TOTAL				$12,496	$81,415

The carrying amount includes accrued interest of $52 and $834 at December 31, 2007 and 2006, respectively.

(1)	This loan was satisfied in May 2007.
(2)	This loan was foreclosed, and the foreclosure was confirmed and finalized in October 2007. The balance is now included with the Trust’s operating property in compliance with FAS 141.
(3)	This loan was satisfied in October 2007.
(4)	Tenant improvement and capital expenditure loans with respect to certain of the properties in the Marc Realty portfolio which mature from July 2012 to November 2013.
(5)	Collateralized by a subordinate mortgage or the ownership interests in the property owner.
(6)
Due to the uncertainty as to the collectibility of the Vision Term Loan, the Trust has recorded a provision for loan loss of $1,266,000, representing the total loan receivable balance including accrued interest of $16,000 at December 31, 2007.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.  Loans Receivable (Continued)

Activity related to mortgage loans is as follows (in thousands):

	2007	2006

Balance at January 1	$81,415	$67,504
Purchases and advances made	9,224	22,554
Interest (received) accrued, net	(435)	(54)
Repayments	(64,360)	(8,589)
Allowance for loan loss	(1,266)	-
Foreclosure	(12,082)	-

Balance at December 31	$12,496	$81,415

6.  Available for Sale Securities

Available for sale securities as of December 31, 2007 are as follows (in thousands):

Name	Date Acquired	Cost at December 31, 2007	Unrealized Gain (Loss) at December 31, 2007	Balance at December 31, 2007

Lexington Realty Trust (1)	12/31/06	$50,820	$-	$50,820

Other real estate securities	Various	1,063	(79)	984

		$51,883	$(79)	$51,804

(1)	See Note 8 for description of the Lexington transaction.

During 2007, the Trust determined that certain securities had sustained other-than-temporary impairments and, as a result, the Trust recognized a realized loss on available for sale securities of $18,218,000. This loss was primarily due to the Trust’s investment in Lexington. The Trust’s decision with respect to the Lexington shares was made due to the Trust’s determination that, although the Trust has no present intention to sell the shares, the decline in market value has been below the Trust’s carrying value for over twelve months and the Trust cannot assume that the value of the Lexington shares will, in the near term, increase to the Trust’s carrying value.

Available for sale securities as of December 31, 2006 are as follows (in thousands):

Name	Date Purchased	Cost at December 31, 2006	Unrealized Gain (Loss) at December 31, 2006	Balance at December 31, 2006

America First Apartment Investors, Inc.	Various	$9,951	$4,453	$14,404

Lexington Realty Trust (1)	12/31/06	78,470	-	78,470

Other real estate securities	12/6/06	1,264	(29)	1,235

Winn-Dixie Stores, Inc.	12/21/06	1,108	(69)	1,039

		$90,793	$4,355	$95,148

(1)	See Note 8 for description of the Lexington transaction.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Preferred Equity Investment

At December 31, 2007, the Trust’s Marc Realty portfolio consisted of one first mortgage bridge loan, two participating second mortgage loans and 19 convertible mezzanine loans, together with an equity investment in each mezzanine borrower, in the aggregate amount of approximately $73,255,000. Each loan is collateralized by the applicable borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex primarily in the Chicago business district or suburban area. Each borrower holds a 100% interest in the applicable Property Owner other than with respect to one property, in which the borrower holds a 75% interest in the Property Owner. Each loan, other than the first mortgage bridge loan, bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only. The first mortgage bridge loan, in the amount of $17,669,000, bears interest at 7.32%, requires monthly payments of interest only and matures on June 20, 2008. The Trust recognized earnings from preferred equity investments of approximately $5,481,000, $5,865,000 and $4,066,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

During 2007, two of the properties underlying the mezzanine loans were sold. Upon the sale of these two properties, exclusive of interest, the Trust received an aggregate of $17,866,000 on its original investment of $11,333,000.

During 2006, four of the properties underlying the mezzanine loans were sold. Upon the sale of these four properties, exclusive of interest, the Trust received an aggregate of $7,716,000 on its original investment of $6,635,000.

There were no property sales during 2005.

In addition, in connection with the original Marc Realty transaction both the Trust and Marc Realty committed to each provide up to $7,350,000 in additional financing (“TI/Capex Loans”) to cover the costs of tenant improvements and capital expenditures at the properties underlying the Marc Realty portfolio. During 2007, TI/Capex Loans in excess of the $7,350,000 commitment were required. Accordingly, although neither the Trust nor Marc Realty has committed to provide

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Preferred Equity Investment (Continued)

additional TI/Capex Loans, at December 31, 2007 both the Trust and Marc Realty had each advanced approximately $12,444,000 in TI/Capex Loans. The TI/Capex Loans bear interest of 8.50% per annum, mature in 2012 and are secured by a subordinate loan on the applicable property.

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	December 31, 2007	December 31, 2006
Condensed Balance Sheets
Investment in real estate, net	$168,755	$147,919
Prepaid expenses and deposits in escrow	8,446	5,895
Cash and cash equivalents	3,290	1,861
Receivables and other assets	32,469	27,170
Total Assets	$212,960	$182,845

Nonrecourse mortgage debt	$278,868	$259,547
Other liabilities	28,159	23,595
Total liabilities	307,027	283,142

Partners' Deficit	(94,067)	(100,297)

Total Liabilities and Partners’ Deficit	$212,960	$182,845

On the Trust's Consolidated Balance Sheets:
Preferred Equity Investment (1)	$74,573	$73,127

(1)	Includes capitalized acquisition costs of $812 and $1,169 at December 31, 2007 and 2006.

	Year Ended December 31, 2007	Year Ended December 31, 2006	For the period April 19 (Date of inception) to December 31, 2005

Condensed Statements of Operations
Revenues	$65,959	$68,496	$48,610
Operating expense	(28,003)	(33,382)	(21,311)
Interest expense	(19,608)	(18,984)	(12,300)
Real estate taxes	(11,265)	(11,640)	(7,503)
Depreciation and amortization	(14,529)	(14,209)	(10,618)
Other expenses, net	(2,839)	(3,000)	(2,075)
Gain on sale of properties	37,823	23,939	-

Net income(loss)	$27,538	$11,220	$(5,197)

On the Trust’s Consolidated Statements of Operations and Comprehensive Income:
Equity in earnings of Preferred Equity Investment	$11,836	$6,849	$4,066

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Equity Investments

The Trust’s equity investments at December 31, 2006 and 2007 are summarized as follows (in thousands):

	Concord Debt Holdings LLC	Newkirk Realty Trust	Sealy Northwest Atlanta, LP	Sealy Airpark Nashville, L.P.	Lex-Win Acquisition LLC	Total

Equity investments, December 31, 2005	$-	$70,304	$-	$-	$-	$70,304
Investments	91,342	-	5,470	-	-	96,812
Distributions/return of capital	-	(8,399)	-	-	-	(8,399)
Equity in earnings (loss)	1,340	7,280	(51)	-	-	8,569
Gain on exchange	-	9,285	-	-	-	9,285
Conversion to real estate securities	-	(78,470)	-	-	-	(78,470)

Equity investments, December 31, 2006	92,682	-	5,419	-	-	98,101

Investments	76,071	-	-	9,308	12,822	98,201
Distributions/return of capital	(10,000)	-	(194)	-	(1,890)	(12,084)
Equity in other comprehensive loss	(8,390)	-	-	-	-	(8,390)
Equity in earnings (loss)	5,098	-	(470)	(936)	(45)	3,647

Equity investments, December 31, 2007	$155,461	$-	$4,755	$8,372	$10,887	$179,475

Concord Debt Holding LLC

In March 2006 the Trust formed together with Lexington (F/K/A Newkirk) a venture called Concord Debt Holdings LLC (“Concord”) for the purpose of acquiring and originating a diversified portfolio of real estate loans. At December 31, 2007, both the Trust and Lexington have each committed to invest $162,500,000 in Concord, of which $157,413,000 was contributed at December 31, 2007. In addition to the capital contributions made by the Trust and Lexington, Concord currently seeks to finance its loan assets and loan securities through various financing structures including, repurchase facilities, credit lines, term loans and securitizations. Concord may also seek additional capital through sales of preferred or common equity in Concord.

Concord is managed by WRP Sub-Management LLC (the “Concord Advisor), which is an affiliate of, and has substantially the same executive officers as, FUR Advisors LLC, the Trust’s external advisor. See Note 19. Investments and other material decisions with respect to Concord’s business require the consent of both the Trust and Lexington or the Trust’s and Lexington’s representatives on Concord’s investment committee.

Concord’s business is to acquire and originate loans and debt securities collateralized by real estate assets including mortgage loans (commonly referred to as whole loans), subordinate interests in whole loans (either through the acquisition of a B-Note or a participation interest), mezzanine loans, and preferred equity and commercial real estate securities including collateralized mortgage-backed securities, with the intent to hold such loan assets and loan securities to maturity.

The Trust accounts for this investment using the equity method.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Equity Investments (Continued)

Concord Debt Holding LLC (Continued)

Summary financial information of Concord is as follows (in thousands):

	December 31, 2007	December 31, 2006

Condensed Balance Sheets
Cash and restricted cash	$19,094	$148,261
Real estate debt investments, net	952,035	352,738
Available for sale securities	188,073	98,132
Other assets	12,770	10,744

Total assets	$1,171,972	$609,875

Accounts payable and other liabilities	11,974	2,717
Collateralized debt obligations	376,650	376,650
Repurchase agreements	472,324	43,893
Total Liabilities	860,948	423,260
Minority interest	102	100
Accumulated other comprehensive income (loss)	(16,780)	1,151
Members’ capital	327,702	185,364

Total liabilities, minority interest, and members’ capital	$1,171,972	$609,875

On the Trust’s Consolidated Balance Sheets:
Equity investment in venture	$155,461	$92,682

	Year Ended December 31, 2007	For the Period March 31 (Date of Inception) to December 31, 2006

Condensed Statement of Operations
Interest and other income	$65,854	$13,212
Interest expense	(41,675)	(9,356)
General and administrative	(5,541)	(1,572)
Impairment loss on available for sale securities	(11,028)	-
Interest income on bank deposits	2,599	396
Minority interest	(13)	-

Net income	$10,196	$2,680

On the Trust’s Consolidated Statement of Operations and Comprehensive Income: Equity in earnings of equity investment	$5,098	$1,340

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Equity Investments (Continued)

Concord Debt Holdings LLC (Continued)

Concord’s loan assets are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be impaired.  Concord’s loan securities are treated as available for sale securities and, accordingly, are marked-to-market on a quarterly basis based on management’s assessment which includes valuations provided by an independent third party.

During the year ended December 31, 2007, Concord’s portfolio of available for sale securities experienced declines in fair value to amounts below their amortized cost basis totaling approximately $18,865,000. For three available for sale securities, Concord determined that the decline in fair value was other-than-temporary in nature as defined by FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities and related interpretations. Accordingly, Concord has written-down its cost basis of these securities to their estimated fair values at December 31, 2007 and has recognized in earnings realized losses on the other-than-temporary impairment of these securities totaling $11,028,000.

Unrealized losses represent declines in the fair value of available for sale securities that Concord did not consider other-than-temporary impairment at December 31, 2007. There were approximately 37 securities comprising the unrealized loss balance of $7,836,000 that had been in an unrealized loss position for less than 12 months and were not considered other-than-temporarily impaired.

In assessing whether declines in the fair value of available for sale securities represent other-than-temporary impairment, Concord considered the duration and extent of unrealized losses, its ability to hold such securities until a full recovery of its cost basis, and the financial prospects of the collateral underlying the CMBS, CDO and REMIC securities.

Information pertaining to the repurchase agreements collateralized by Concord’s loan assets and loan securities as of December 31, 2007 and December 31, 2006 is as follows (dollars in thousands):

		December 31, 2007		December 31, 2006
		Debt	Collateral	Debt	Collateral
	Line Amount	Carrying Value	Carrying Value	Carrying Value	Carrying Value

Repurchase agreement with Credit Suisse,
Inc. as counter-party, expiration March 30, 2009,
renewable monthly, interest is variable based on
one month LIBOR plus 85 to 135 basis points,
weighted average of 5.84% and 6.70%, respectively	$350,000	$308,508	$412,561	$30,293	$47,250

Repurchase agreement with Bear Stearns & Co.,
Inc. as counter-party, expiration November 15, 2008,
renewable monthly, interest is variable based on
one month LIBOR plus 85 to 115 basis points, weighted
average of 5.49% and 5.67%, respectively	150,000	48,710	82,258	13,600	17,000

Repurchase agreement with Greenwich Capital Financial
Properties, matures on December 30, 2012, interest is
variable based on 1-month LIBOR rate plus 1% or 5.85%.	-	59,613	70,146	-	-

Repurchase agreement with Greenwich Capital Financial
Properties, matures on December 15, 2008, interest is
based on 1-month LIBOR rate plus 1% or 5.9%.	-	39,079	55,827	-	-

Repurchase agreement with Column Financial Inc.,
matures on March 9, 2009, interest is variable based
on 1-month LIBOR rate plus 1% or 5.95%.	-	16,414	25,270	-	-

	$500,000	$472,324	$646,062	$43,893	$64,250

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Equity Investments (Continued)

In addition to its repurchase facilities, on March 7, 2008 Concord entered into a $100 million secured revolving credit facility with KeyBank National Association. The credit facility enables Concord to finance existing unlevered assets as well as new assets acquired by Concord. The initial maximum borrowings under the loan are $100 million, expandable to $350 million, upon compliance with certain conditions. Borrowings under the facility will bear interest at spreads over LIBOR ranging from 1.75% to 2.25% depending on the underlying loan asset or debt security for which such borrowing is made. The facility, inclusive of extension rights, will mature in March 2011.

Collateralized Debt Obligations

The following table outlines borrowings under Concord’s collateralized debt obligations as of December 31, 2007 and December 31, 2006 (in thousands):

	December 31, 2007		December 31, 2006
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
CDO I - Issued seven investment
grade tranches December 21, 2006.
Reinvestment period through
December 21, 2011. Interest rate
variable based on one-month LIBOR;
the weighted average note rate was
5.37% and 5.855%, respectively	$376,650	$464,601	$376,650	$361,635

Newkirk Realty Trust

On November 7, 2005, the Trust acquired 3,125,000 shares of common stock in Newkirk Realty Trust, Inc. (“Newkirk”) for a per share purchase price of $16.00, for a total purchase price of $50,000,000. In addition, the Trust assigned to Newkirk all of its rights under an Exclusivity Services Agreement with Michael Ashner, Newkirk’s Chief Executive Officer, relating to business opportunities generated by or offered to Mr. Ashner relating to net lease assets, as defined. In consideration for the assignment of these rights, Newkirk issued to the Trust 1,250,000 shares of Newkirk’s common stock (the “Exclusivity Shares”) valued at $16.00 per share for a total consideration of $20,000,000 and a participation in any incentive fee earned and paid to NKT Advisors LLC (“NKT”), the external advisor of Newkirk and an entity owned in part and controlled by Michael Ashner and other executive officers of the Trust and FUR Advisors.

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

Upon consummation of the Merger, (i) the Exclusivity Shares became no longer subject to forfeiture, (ii) the assignment of the exclusivity rights with respect to net lease assets were vested in Lexington, and (iii) the lock-up restrictions on the Newkirk common stock were terminated.

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

The Trust’s investment in Newkirk was accounted for using the equity method during 2005 and through December 31, 2006. The Trust accounts for investments on the equity method when the requirements for consolidation are not met, and it has significant influence over the operations of the investment. At December 31, 2006, as a result of the Merger, the Trust’s investment in Lexington is accounted for as an available for sale real estate security as the Trust believes it does not exercise significant influence over Lexington. In connection with the Merger, the Trust recognized a gain of approximately $9,300,000 resulting from the exchange of all Newkirk common stock held by the Trust for common stock in Lexington, based on the fair value of the Lexington common stock received as compared with the carrying amount of the Newkirk investment.

During the fourth quarter of 2005, Newkirk declared a quarterly cash dividend of $0.27 per share of common stock resulting in the receipt by the Trust of $1,180,000 in January 2006. During each of the first three quarters of 2006, Newkirk declared a quarterly cash dividend of $0.40 per share of common stock resulting in the receipt by the Trust of $1,750,000 in April, July and October 2006. In December 2006, Newkirk declared a quarterly cash dividend of $0.40 per share and a special dividend of $0.05 per share which was paid on January 17, 2007. The total dividends received of $1,969,000 reduced the carrying amount of the Trust’s equity investment in Newkirk prior to the consummation of the merger between Newkirk and Lexington on December 31, 2006.

Summary financial information of Newkirk is as follows (in thousands):

	Year Ended December 31, 2006	For the Period November 7 to December 31, 2005

Condensed Statement of Operations
Revenues	$218,093	$35,308
Interest expense	(55,248)	(8,683)
General and administrative	(23,644)	(1,274)
Compensation expense	(9,500)	(10,500)
Depreciation and amortization	(38,763)	(7,236)
Other expenses	(43,517)	(2,917)
Income from discontinued operations	19,725	-
Minority interest	(35,176)	(3,349)

Net income	$31,970	$1,349

On the Trust’s Consolidated Statement of Operations and Comprehensive Income: Equity in earnings of equity investment	$7,280	$304

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Equity Investments (Continued)

Sealy Northwest Atlanta, L.P.

On December 12, 2006, the Trust acquired a 60% limited partnership interest in Sealy Northwest Atlanta, L.P. to acquire 12 flex properties containing an aggregate of 472,000 square feet of space located in Atlanta, Georgia for a gross purchase price of $35,845,000. The Trust invested approximately $5,470,000, and the general partner, an affiliate of Sealy and Company, Inc., invested $3,647,000 for their 40% interest in the venture. The Trust accounts for this investment on the equity basis and recorded equity in loss of $470,000 and $51,000 for the year ended December 31, 2007 and the period from acquisition through December 31, 2006, respectively.

Sealy Airpark Nashville L.P.

On April 17, 2007, the Trust acquired, through a venture with Sealy & Company Inc., 13 light distribution and service center properties in Nashville, Tennessee. The purchase price for the properties was $87,200,000 which was financed through $65,383,000 of proceeds net of escrows and closing costs from a $74,000,000 first mortgage loan and a $3,600,000 bridge loan from Sealy. Both Sealy and the Trust contributed $9,308,000 for a 50% ownership in the venture. The Trust accounts for this investment on the equity basis and recorded equity in loss of $936,000 for the period from acquisition through December 31, 2007.

Lex-Win Acquisition LLC

On May 25, 2007, Lex-Win Acquisition LLC (“Lex-Win”), an entity in which the Trust holds a 28% ownership interest, commenced a tender offer to acquire up to 45,000,000 shares of common stock in Wells Real Estate Investment Trust, Inc. (“Wells”) (now known as Piedmont Office Realty Trust, Inc.) at a price per share of $9.30. The tender offer expired on July 20, 2007. At December 31, 2007, Lex-Win held 3,885,616.25 shares in Wells at a per share price of $9.30, representing approximately .79% of the total outstanding shares in Wells.

The Trust accounts for this investment on the equity basis and recorded equity in loss of $45,000 for the period from acquisition through December 31, 2007.

9.  Repurchase Agreements

Information pertaining to the repurchase agreements relating to the Fannie Mae and Freddie Mac mortgage-backed securities as of December 31, 2007 and 2006 is as follows (dollars in thousands):

	December 31 ,2007		December 31, 2006
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
Repurchase agreement with Bear Stearns & Co., Inc. as counter-party, expiration January 25, 2008, renewable monthly, interest is variable based on one-month LIBOR minus 2 basis points	$46,898	$48,589	$72,545	$75,029

Repurchase agreement with Bear Stearns & Co., Inc. as counter-party, expiration January 25, 2008, renewable monthly, interest is variable based on one-month LIBOR minus 2 basis points	9,289	9,624	16,296	16,893

Repurchase agreement with Bear Stearns & Co., Inc. as counter-party, expiration January 25, 2008, renewable monthly, interest is variable based on one-month LIBOR minus 2 basis points	18,988	19,928	23,070	23,888

	$75,175	$78,141	$111,911	$115,810

As of December 31, 2007 and 2006, the average borrowing rate on the Trust’s repurchase agreements was LIBOR minus 3 basis points (4.845% and 5.33%, respectively) and is renewable monthly. Subsequent to December 31, 2007, each repurchase agreement was renewed through January 25, 2008. See Note 23 - Subsequent Events.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Debt

The Trust had outstanding mortgage loans payable of $236,925,000 and $232,768,000 at December 31, 2007 and 2006, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually. The mortgage loans payable are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at December 31, 2007 and 2006 are summarized as follows (in thousands):

	Maturity	Spread Over LIBOR/Prime	Interest Rate as of December 31, 2007	Balance as of December 31, 2007	Balance as of December 31, 2006
Mortgage Loans Payable:
Fixed Interest Rate:

Amherst, NY	October 2013	--	5.65%	$17,276	$17,622
Indianapolis, IN	April 2015	--	5.82%	4,447	4,508
Houston, TX	April 2016	--	6.49%	69,801	72,270
Andover, MA	February 2011	--	6.60%	6,503	6,610
S. Burlington, VT	February 2011	--	6.60%	2,787	2,833
Chicago, IL	March 2016	--	5.75%	21,600	21,600
Lisle, IL	June 2016	--	6.26%	24,600	24,600
Lisle, IL	March 2017	--	5.55%	5,600	-
Kansas City, KS	June 2012	--	7.04%	5,893	-
Orlando, FL	July 2017	--	6.40%	40,034	-

Variable Interest Rate:

Various	June 2009	LIBOR + 1.75%	(1)	28,884	69,549
Chicago, IL	March 2008	Prime + 0.50%	8.75%	9,500	9,500
Chicago, IL	March 2008	Prime + 0.50%	(2)	-	3,676

Total Mortgage Loans Payable				$236,925	$232,768

Loans Payable:

Collateralized by venture participation in the Toy Building Loan	April 2008	LIBOR + 3.00	(3)	$-	$30,000
Miscellaneous	February 2007	--	7.50%	-	4

				$-	$30,004
Revolving Line of Credit:

$70,000,000 revolving line of credit	December 2008	LIBOR + 2.25%		$-	$-

(1)
As a result of the Trust entering into an interest rate swap agreement in the notional amount of $26,000,000, the Trust has effectively converted the floating interest rate to a fixed rate of 5.80% through December 2009. The remaining principal amount of $2,884,000 remains variable at LIBOR plus 1.75% (which equated to 7.00% at December 31, 2007).

(2)	Loan was paid on July 9, 2007.
(3)	Loan was paid on May 16, 2007.

As of December 31, 2007 the principal repayments required for the next five years and thereafter are as follows (in thousands):

2008	$14,872
2009	32,476
2010	5,298
2011	14,385
2012	12,103
Thereafter	157,791

Total	$236,925

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Debt (Continued)

Loans Payable

Loans payable consisted primarily of a $30,000,000 loan which bore interest at LIBOR plus 300 basis points, 8.35% at December 31, 2006, maturing on April 9, 2008, was subject to a one-year extension, and required monthly payments of interest only. The loan was secured by a venture participation interest in the Toy Building Loan (Note 5). The loan could be prepaid at any time without premium or penalty. This loan was satisfied on May 16, 2007.

11.  Revolving Line of Credit

On December 16, 2005, the Trust entered into a Revolving Loan Agreement with KeyBank National Association (“KeyBank”). Pursuant to the line of credit, the Trust can presently borrow on a revolving basis up to $70,000,000, subject to increase up to $100,000,000. The revolving credit line matures December 16, 2008 with the option on the part of the Trust to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on the Trust’s leverage ratio and range from LIBOR plus 1.5% to LIBOR plus 2.25%. In addition, to the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 1.35%. The Trust is required to pay a 15 or 25 basis point fee on the unused portion of the line, depending upon the outstanding balance borrowed. The Trust paid fees $177,000 and $137,000 for the years ended December 31, 2007 and 2006, respectively, on the unused portion of the line.

The revolving credit line requires monthly payments of interest only. To the extent that the amounts outstanding under the revolving credit line are in excess of the borrowing base (as calculated), the Trust is required to make a principal payment to reduce such excess. The Trust may prepay from time to time without premium or penalty and reborrow amounts prepaid under the credit line. The revolving credit line is secured by substantially all of the Trust’s assets.

The revolving line of credit requires the Trust to maintain a (i) minimum consolidated debt service coverage ratio, (ii) maximum leverage ratio, (iii) liquid assets of $10,000,000, and (iv) a minimum net worth. The Trust is in compliance with these requirements at December 31, 2007.

At December 31, 2007 and 2006, there were no amounts outstanding under the credit line.

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

The Trust has entered into the following agreements in order to limit its exposure to interest rate volatility:

●
an interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of the Trust’s mortgage note payable to KeyBank from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80%. The Trust made a $40,000,000 prepayment on its floating rate debt during the second quarter of 2007. As a result, the Trust decreased the notional amount of its existing interest rate swap by $14,000,000 and received $366,000, resulting in an unrealized gain which will be amortized to interest expense over the remaining life of the swap. At December 31, 2007, the outstanding balance on the mortgage note payable is $28,884,000, $26,000,000 of which was covered by the swap. The remaining principal amount of $2,884,000 remains variable at LIBOR plus 1.75%;

●	an interest rate swap on its repurchase agreements, which bears interest at LIBOR minus 0.002%, effectively fixing the rate at 4.055% on that financing.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Hedge Instruments (Continued)

The table below presents information about the Trust’s interest rate swaps at December 31, 2007 (dollars in thousands):

Maturity	Swap Rate	Notional Amount of Hedged Liability	Cost of Hedge	Fair Value/ Carrying Value	Unrealized Gain on Settled Swap	Gross Unrealized Loss For the Year Ended December 31, 2007

December 2009	5.800%	$26,000 (1)	$-	$(203)	$289	$(910)

January 2008	4.055%	$54,021 (2)	$-	$30	$-	(643)
						$(1,553)

(1)	Represents a swap agreement related to the KeyBank loan collateralized by the Finova portfolio.
(2)	Represents a swap agreement related to the repurchase agreements with Bear Stearns & Co.

No hedge ineffectiveness as defined by FAS No. 133 on cash flow hedges was recognized for the year ended December 31, 2007.

The table below presents information about the Trust’s interest rate swaps at December 31, 2006 (dollars in thousands):

Active Period Through	Swap Rate	Notional Amount of Hedged Liability	Cost of Hedge	Fair Value/ Carrying Value	Gross Unrealized Loss for the Year Ended December 31, 2006

November 2007	5.800%	$40,000	$-	$995	$(13)
January 2008	4.045%	$72,545	$-	$674	$(256)

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

Series B-1 Preferred Shares

On February 28, 2005 and June 20, 2005, the Trust sold an aggregate of 4,000,000 shares of the Trust’s Series B-1 Preferred Shares to a number of institutional buyers for $100,000,000. The Trust incurred underwriting, placement agent and legal fees to unaffiliated third parties of $5,836,000 in connection with the issuance of the Series B-1 Preferred Shares.

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

The Trust has properly classified as liabilities its Series B-1 Preferred Shares under ASR 268 (Rule 5-02.28 of Regulation S-X), for which mezzanine equity treatment is appropriate, but a liability presentation can be elected pursuant to EITF D-98 Classification and Measurement of Redeemable Securities. Accordingly, capital treatment is appropriate as it relates to the conversion of our Series B-1 Preferred Shares to Common Shares.

The Series B-1 Preferred Shares entitle the holders to cumulative dividends at a minimum rate of 6.5% and can be converted into Common Shares at a conversion price of $4.50, subject to anti-dilution adjustments. In addition, the holders of the Series B-1 Preferred Shares have the right to elect one trustee to the Board of Trustees as long as 910,000 Series B-1 Preferred Shares are outstanding. Commencing February 28, 2008, the Trust may convert all of the Series B-1 Preferred Shares if the closing price for the Common Shares for any 20 consecutive trading days within the 25 day period commencing on the date of mailing of the conversion notice exceeds 125% of the then conversion price. The conversion price at December 31, 2007 was $4.50.

During 2006, a holder of the Series B-1 Preferred Shares exercised its right to convert 10,000 of Series B-1 Preferred Shares into Common Shares. The Trust issued 55,556 Common Shares as a result of this conversion.

During 2007, holders of the Series B-1 Preferred Shares exercised their right to convert 59,343 of Series B-1 Preferred Shares into Common Shares. The Trust issued 329,681 Common Shares as a result of these conversions. Conversion of shares is treated as an equity transaction and any cost related to the Series B-1 Preferred Shares issuance is recorded as a reduction in paid in capital.

14.  Common Shares of Beneficial Interest

The following table sets forth information relating to sales of Common Shares during the years ended December 31, 2007 and 2006:

Date of Issuance	Number of Shares Issued	Price per Share	Type of Offering

3/29/06	5,220,038	$5.25	Rights Offering(1)
10/16/06	125,909	$6.39	DRIP(2)
11/3/06	19,550,000	$6.00(3)	Public Offering
1/16/07	178,000	$6.73	DRIP
4/16/07	135,000	$6.56	DRIP
7/16/07	128,000	$6.95	DRIP
10/15/07	152,000	$6.27	DRIP
(1)
Rights offering pursuant to which each holder of Common Shares and Series B-1 Preferred Shares received one basic subscription right for every twelve Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every twelve Common Shares issuable upon conversion of such Series B-1 Preferred Shares.

(2)	The Trust’s Dividend Reinvestment and Stock Purchase Plan
(3)	The Trust received $5.70 per share after underwriters discount.

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

15.  Warrants and Share Options to Purchase Shares of Beneficial Interest (Continued)

The Trust had the following share option plans for key personnel and Trustees:

Long-Term Incentive Ownership Plan

In December 2003, the then members of the Board of Trustees granted 100,000 options under the Long Term Incentive Performance Plan to a trustee of the Trust who was also the Interim Chief Executive Officer and Interim Chief Financial Officer. Each option has an exercise price of $2.23 and an expiration date of December 16, 2013. None of the options have been exercised. There were no other options granted, cancelled or expired during 2004 and 2005. In March 2005 the Board of Trustees cancelled the plan.

Board of Trustees Share Option Plan

In May 2007, the Trust’s shareholders approved the Winthrop Realty Trust 2007 Long Term Incentive Plan (the "2007 Plan") pursuant to which the Trust can issue stock options and restricted share awards to its trustees, directors and consultants exercisable for up to 500,000 Common Shares.  At December 31, 2007, no stock options or restricted stock awards had been issued under the 2007 Plan.

16.  Discontinued Operations

On December 1, 2004, VenTek International, Inc. (“VenTek”), an entity owned by FUMI, ceased all of its operations and transferred its remaining assets to VenTek Transit, Inc. (“Transit”), an entity owned by VenTek’s former employees. Under the agreement, Transit agreed to make a nominal payment to VenTek and is obligated to pay VenTek a royalty equal to 5% of its annual gross revenues for each of the next five years. It is not expected that such payments will be material to the Trust’s operations. The Trust received royalties of $22,000, $18,000 and $0 during the years ended 2007, 2006 and 2005, respectively.

The City of St. Louis has commenced a condemnation proceeding with respect to the Trust’s property in St. Louis, Missouri. The City is seeking to take the property as part of an area-wide redevelopment program. The property, which is currently vacant, is leased to The Kroger Company pursuant to a net lease with a term scheduled to expire October 31, 2010 and annual rent of $233,000. Pursuant to the terms of the lease, the tenant is required to make a revocable offer to purchase the property at a scheduled price at such time as a condemnation occurs. The scheduled price, which decreases over time, is in excess of the existing principal balance due on the loan collateralized by the property. A trial has been scheduled for August 2008 when it is expected that the property value will be determined, after which the condemnation will occur.

The Trust classifies as discontinued operations in its Consolidated Statement of Operations and Comprehensive Income the income and expenses for the St. Louis, Missouri property and VenTek royalties received. In addition, the Trust classifies the assets and liabilities related to such property as Assets of Discontinued Operations and Liabilities of Discontinued Operations on its Consolidated Balance Sheets. Liabilities of discontinued operations at December 31, 2007 were $0 and at December 31, 2006 consisted of $828,000 of accounts payable and accrued expenses related to a contingent sales tax liability at our former Ventek property. In September 2007, the statute of limitations expired on this contingent liability. The Trust wrote off the liability and recorded $828,000 of income during the year ended December 31, 2007.

At December 31, 2007 and December 31, 2006, assets of discontinued operations consist of the St. Louis, Missouri property.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Discontinued Operations

The combined results related to discontinued operations for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Total revenues	$1,067	$214	$672
Total expenses	32	98	141
Income from discontinued operations	$1,035	$116	$531

17. Federal and State Income Taxes

The Trust has made no provision for regular current or deferred federal income taxes and no deferred state income taxes have been provided for on the basis that the Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust currently intends to comply with the foregoing minimum distributions requirements. As of December 31, 2007, the Trust has net operating loss carryforwards of approximately $31,213,000 after utilizing $9,838,000 to offset 2007 taxable income, which will expire from 2021 through 2023. As a result of the February 28, 2005 issuance of the Series B-1 Shares (see Note 13), the Trust’s net operating loss carryforwards are subject to annual limitations pursuant to Section 382 of the Code. The Trust also had capital loss carryforwards of $1,695,430, which were fully utilized as of December 31, 2006. The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes. Such items resulted in a net decrease in income for tax reporting purposes of approximately $11,544,000 in 2007, a net decrease in income of $42,936,000 in 2006, and a net decrease of $23,621,000 in 2005.

Prior to 2007, the Trust had offset a portion of its federal taxable income by utilizing capital loss carryforwards. However, the capital loss carryforwards are not available in certain states and localities where the Trust has an obligation to pay income taxes. In addition, certain states and localities disallow state income taxes as a deduction and exclude interest income from United States obligations when calculating taxable income. Federal and state tax calculations can differ due to differing recognition of net operating losses. Accordingly, the Trust has recorded $417,000, $234,000, and $500,000 in state and local taxes for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, net investment in real estate and lease intangibles for federal tax reporting after accumulated depreciation and amortization was approximately $183,917,000 as compared to approximately $280,113,000 for financial reporting.

The 2007, 2006 and 2005 cash dividends per Series A Preferred Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2007	$-	$-	$-	$-
2006	-	-	-	-
2005	2.10	-	-	2.10

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Federal and State Income Taxes (Continued)

The 2007, 2006 and 2005 cash dividends per Series B-1 Preferred Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2007	$0.96	$1.43	$-	$2.39
2006	1.13	0.54	-	1.67
2005	1.63	-	-	1.63

The 2007, 2006 and 2005 cash dividends per Common Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2007	$0.17	$0.26	$-	$0.43
2006	0.20	0.10	-	0.30
2005	0.11	-	-	0.11

18.  Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. The Company does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

19.  Related-Party Transactions

The activities of the Trust and its subsidiaries are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors, which agreement was entered into in connection with the acquisition by FUR Investors LLC of its interest in the Trust and the other transactions entered into in connection therewith. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. The quarterly base management fee payable to FUR Advisors for providing such services equals the lesser of an asset based fee or an equity based fee.

The asset based fee is calculated as follows: 1% of the gross asset value of the Trust up to $100,000,000, 0.75% of the gross asset value of the Trust between $100,000,000 and $250,000,000, 0.625% of the gross asset value of the Trust

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Related-Party Transactions (Continued)

between $250,000,000 and $500,000,000 and 0.50% of the gross asset value of the Trust in excess of $500,000,000 (in light of the net lease nature of the 16 net lease properties, FUR Advisors agreed to reduce its fee for these properties to 0.25% of the gross asset value for the portion of that portfolio that is subject to leverage).

The equity based fee is calculated as follows: (i) 1.5% of the issued and outstanding equity securities of the Trust plus (ii) .25% of any equity contribution by a third party to a venture managed by the Trust. For purposes of the equity based calculation, the 31,058,913 Common Shares outstanding at January 1, 2005 are to be valued as follows: $2.30 (FUR Investors LLC’s tender offer price in its December 2003 tender offer) with respect to 26,058,913 Common Shares and $2.60 (the purchase price paid by FUR Investors LLC) with respect to the 5,000,000 Common Shares acquired on December 31, 2003. The Trust’s Series A Preferred Shares were valued at their liquidation preference amount of $25 per share until their conversion into Common Shares on February 7, 2006, at which time the Common Shares issued in connection therewith are valued at $5.0825 per Common Share. All Preferred and Common Shares issued subsequent to January 1, 2005 are to be valued at the net issuance price including any Common Shares issued in connection with the conversion of the Preferred Shares.

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

Although the foregoing calculation of the incentive fee is based on the closing price of the Common Shares on December 31, 2007, if the Advisory Agreement were terminated, the actual incentive fee payable would be based on an appraised valuation or the liquidation proceeds received for the Trust’s assets, which may be substantially in excess of the amount calculated based on the market price of the Common Shares.

Winthrop Management L.P., an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Pursuant to the terms of the property management agreement, Winthrop Management L.P. receives a fee equal to 3% of the monthly revenues, which fee has been approved by the Conflicts Committee.

The following table sets forth the fees and reimbursements paid by the Trust for the years ended December 31, 2007, 2006 and 2005 to FUR Advisors and Winthrop Management L.P. (in thousands):

	2007	2006	2005

Asset Management (1)	$5,263 (3)	$3,681 (4)	$2,660
Loan Servicing Fee (1)	-	-	-
Property Management (2)	269	217	44
Construction Management (2)	9	-	-

(1) Payable to FUR Advisors
(2) Payable to Winthrop Management L.P.
(3) Before credit of $189 discussed below
(4) Before credit of $4,400 discussed below

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

the Trust received a $4,400,000 credit (80% of total fee paid) to be utilized on a go forward basis in offsetting the quarterly advisory fees payable under the Advisory Agreement or in cash if the credit was not fully utilized. The Trust utilized $3,241,000 and $1,159,000 of this amount to offset the base management fee payable for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Trust has fully utilized the credit to offset future base management fees.

During the year ended December 31, 2006, the Concord venture agreement provided that Concord would pay to such person, including a member of Concord or its affiliate, a fee in the amount not to exceed 50 basis points of the face value of any loan acquired. In lieu of paying the full 50 basis point fee, Concord paid to an affiliate of FUR Advisors, a total fee of approximately $1,066,000 which represented the costs of the employees dedicated to Concord’s business and equaled approximately 21 basis points of the face value of the loans acquired.

The Concord Advisor provides accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including CDO-1. For providing these services, Concord reimburses the Concord Advisor for the costs incurred by Concord Advisor solely for the benefit of Concord, including salaries of employees dedicated to Concord’s business. These costs amounted to $2,570,000 and $1,066,000 in 2007 and 2006, respectively. An affiliate of both of FUR Advisors and the Concord Advisor provides accounting and other non-loan origination and loan acquisition services for the Concord Advisor. In connection with providing these services, the Concord Advisor reimburses such affiliate for the estimated costs associated with providing these services (the “Concord Credit Amount”). Because the Trust holds a 50% interest in Concord, the Trust effectively pays 50% of the Concord Credit Amount. Accordingly, because the Concord Credit Amount is paid to an affiliate of FUR Advisors, the Trust receives a credit against the advisory fee payable to FUR Advisors equal to 50% of the Concord Credit Amount, which credit amounted to $189,000 for 2007.

20.  Business Segments

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about operating segments in financial reports issued to shareholders.

The Trust has determined that it has three reportable operating segments: Operating Properties, Loan Assets and Loan Securities and REIT Equity Interests. The reportable segments were determined based on the Trust’s method of internal reporting.

The Operating Properties segment includes all of the Trust’s wholly and partially owned operating properties.

The Loan Assets and Loan Securities segment includes all of the Trust’s activities related to senior and mezzanine real estate loans.

The REIT Equity Interests segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies.

In addition to our three business segments, the Trust reports non-segment specific income and expense under Corporate Income (Expense).

The accounting policies of the segments are the same as those described in Note 2.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Business Segments (Continued)

The following table presents a summary of the Trust’s assets held in each business segment for the years ended December 31, 2007, 2006 and 2005 and capital expenditures incurred with respect to the Trust’s operating properties for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(in thousands)
Identifiable Assets
Operating properties	$293,241	$271,991	$244,902
Loan assets and loan securities	320,671	363,089	272,094
REIT equity interests	71,353	104,392	104,604
Other (1)	60,182	112,148	37,248

Total Assets	$745,447	$851,620	$658,848

Capital Expenditures
Operating Properties	$1,755	$1,483	$684

(1)	Includes cash and cash equivalents.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Business Segments (Continued)

The following table presents a summary of revenues from Operating Properties, Loan Assets and Loan Securities and REIT Equity Interests and expenses incurred by each business segment for the years ended December 31, 2007, 2006 and 2005. The Trust defines net operating income for each segment presented as the segment’s revenue and other income less operating expenses. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under Corporate Income (Expense).

	2007	2006	2005
	(in thousands)
Operating Properties
Rents and reimbursements	$40,470	$38,822	$25,454
Operating expenses	(5,851)	(4,054)	(1,205)
Real estate taxes	(2,139)	(1,879)	(220)
Loss on extinguishment of debt	(369)	(646)	-
Equity in loss of Sealy Northwest Atlanta, L.P.	(470)	(51)	-
Equity in loss of Sealy Airpark Nashville, L.P.	(936)	-	-
Net operating income	30,705	32,192	24,029

Loan Assets and Loan Securities
Interest	7,826	12,962	3,664
Equity in earnings of preferred equity investment	11,836	6,849	4,066
Equity in earnings of Concord Debt Holdings, LLC	5,098	1,340	-
Gain on sale of limited partnership interest	1,997	-	-
Loan fee income	-	-	75
Provision for loss on loan receivable	(1,266)	-	-
Net operating income	25,491	21,151	7,805

REIT Equity Interests
Dividends	3,003	1,073	1,622
Gain on sale of real estate securities	10,187	8,130	243
Impairment loss on available for sale securities	(18,218)	-	-
Assignment of exclusivity agreement - net lease assets	-	9,500	10,500
Equity in earnings of Newkirk Realty Trust	-	7,280	304
Gain on exchange of equity investment	-	9,285	-
Equity in loss of Lex-Win Acquisition, LLC	(45)	-	-
Net operating income (loss)	(5,073)	35,268	12,669

Net Operating Income	51,123	88,611	44,503

Less - Depreciation and Amortization	12,713	11,216	6,994

Less - Interest Expense
Operating properties	14,369	14,304	12,475
Loans	6,377	8,258	2,515

Corporate Income (Expense)
Interest income	3,149	1,630	2,111
General and administrative (1)	(8,341)	(2,680)	(5,949)
Interest expense	(10,731)	(8,495)	(5,912)
Legal settlement	-	-	11,000
State and local taxes	(417)	(234)	(500)
Other	700	530	-

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Business Segments (Continued)

Income from continuing operations before minority interest	2,024	45,584	23,269
Minority interest	(578)	(2,764)	(179)

Income from continuing operations	1,446	42,820	23,090
Income from discontinued operations	1,035	116	531

Net Income	$2,481	$42,936	$23,621

(1) After credits - See Note 19.

21. Quarterly Results of Operations (Unaudited)

The following is an unaudited condensed summary of the results of operations by quarter for the years ended December 31, 2007 and 2006. The Trust believes all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

	Quarters Ended
(In thousands, except per-share data)	March 31	June 30	September 30	December 31

2007

Revenues	$14,070	$14,844	$12,355	$10,030
Net income (loss)	$8,701	$12,776	$5,370	$(24,366)
Net income applicable to Common Shares	$7,713	$10,764	$5,234	$(24,366)
Per share
Net income (loss) applicable to Common Shares, basic	$0.12	$0.16	$0.08	$(0.37)
Net income (loss) applicable to Common Shares, diluted	$0.12	$0.16	$0.08	$(0.37)

2006

Revenues	$11,794	$13,226	$13,291	$14,713
Net income	$10,163	$3,441	$5,186	$24,146
Net income (loss) applicable to Common Shares	$7,475	$3,441	$4,583	$19,025
Per share
Net income (loss) applicable to Common Shares, basic	$0.19	$0.08	$0.10	$0.32
Net income (loss ) applicable to Common Shares, diluted	$0.19	$0.08	$0.10	$0.32

 As noted in footnote 2, the Trust determined that the intangible assets were not being amortized over the appropriate tenant lease term. Amortization was understated by $1,024,000 for the year ended December 31, 2006 and by $256,000 for each of the quarters ended March 31, June 30 and September 30, 2007. The Trust has concluded that the cumulative adjustment was not material to the quarter or the year ended December 31, 2007. As such, the cumulative effect which totaled $1,792,000 was recorded in the consolidated statement of operations as an out of period adjustment in the fourth quarter of 2007. There was no associated net impact on our cash flow from operations for the year ended December 31, 2007.

22. Restatement

On August 7, 2007, subsequent to the filing of the December 31, 2006 financial statements, the Trust concluded that it needed to correct the Trust’s previously reported net income per Common Share of Beneficial Interest- basic for the years ended December 31, 2006 and 2005 and for certain interim periods within those years. The Trust determined that its prior calculations of basic net income per common share had not appropriately considered the provisions of EITF 03-06 with respect to the dividend participation rights of the Series B-1 preferred shares, and that net income per Common Share of Beneficial Interest - basic should have been determined using the two-class method described in that pronouncement, as described in Note 21 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Trust’s 2006 Annual Report on Form 10-K/A filed on January 7, 2008.

23. Subsequent Events

During the first quarter of 2008, a property in the Marc Realty portfolio, 600 West Jackson Street, was transferred pursuant to an installment sales contract. Upon satisfaction of the remaining condition, the property will be conveyed for a purchase price of $14.5 million, subject to adjustment. The entity that holds title to the property has already received $1,000,000 on account of the purchase price. It is presently anticipated that the remaining condition will be satisfied during the second quarter of 2008.

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Events (Continued)

Also during the first quarter of 2008, a contract was entered into for the sale of the property in the Marc Realty portfolio located at 999 East Touhy for a gross purchase price of $11,600,000.  It is expected that this property will be sold during the first quarter of 2008.

In January, the Trust sold all of its mortgage-backed securities available for sale resulting in a gain on sale of $233,000 and the repayment of the then outstanding balance of the repurchase agreements for which the securities had been pledged as collateral.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Trust’s disclosure controls and procedures are effective.

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

As of December 31, 2007, the Trust’s management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting. The Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework." Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2007.

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

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our Trustees may be found under the caption "Election of Trustees" presented in our Proxy Statement for the Annual Meeting of Shareholders, expected to be held on May 21, 2008, which we refer to as the Proxy Statement. That information is incorporated herein by reference.

The information in the Proxy Statement under the captions "Executive Officers" “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Financial Expert” and “Code of Ethics” presented in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information in the Proxy Statement under the captions "Compensation of Trustees" and "Executive Compensation" presented in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the Proxy Statement under the caption "Security Ownership of Trustees, Officers and Others" presented in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the Proxy Statement under the caption "Certain Transactions and Relationships" and “Independence of Trustees” presented in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the Proxy Statement under the captions "Compensation of Trustees" and "Principal Accountant Fees and Services" presented in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm on page 63 of Item 8.

Management’s Report on Effectiveness of Internal Controls over Financial Reporting on page 106 of Item 9A.

Consolidated Balance Sheets - December 31, 2007 and 2006 on page 65 of Item 8.

Consolidated Statements of Operations and Comprehensive Income - For the Years Ended December 31, 2007, 2006 and 2005 on page 66 of Item 8.

Consolidated Statements of Shareholders’ Equity - For the Years Ended December 31, 2007, 2006 and 2005 on page 68 of Item 8.

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2007, 2006 and 2005 on page 69 of Item 8.

Notes to Consolidated Financial Statements on pages 71 through 105 of Item 8.

(2) Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation.

All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibits.

The exhibits listed on the Exhibit Index on page 109 are filed as a part of this Report or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST

Dated: March 17, 2008	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: March 17, 2008	By:	/s/ Thomas Staples
Thomas Staples
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Ashner	Trustee	March 17, 2008

/s/ Peter Braverman	Trustee	March 17, 2008

Arthur Blasberg, Jr.
Talton R. Embry
Howard Goldberg
Steven Mandis	Trustee	March 17, 2008

By:	/s/ Peter Braverman
Peter Braverman,
as attorney-in fact

WINTHROP REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
At December 31, 2007
(amounts in thousands)

				Initial Cost to Registrant		Cost capitalized subsequent to acquistion	As of December 31, 2007
			Mortgage		Building and	Land/Building and		Building and		Accumulated	Date
Description	Location	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	Life

Continuing Operations:

Office	Orlando	FL	$40,034	$-	$17,248	$42	$-	$17,290	$17,290	$1,350	11/2004	40 yrs
Office	Plantation	FL	-	-	8,915	20	-	8,935	8,935	698	11/2004	40 yrs
Office	Churchill	PA	-	-	23,834	37	-	23,871	23,871	1,865	11/2004	40 yrs
Office	Indianapolis	IN	4,447	270	1,609	4,090	1,763	5,699	7,462	3,244	10/1974	40 yrs
Office	Chicago	IL	21,600	-	23,635	971	-	24,606	24,606	1,359	10/2005	40 yrs
Office	Amherst	NY	17,276	1,591	18,027	-	1,591	18,027	19,618	1,183	5/2005	40 yrs
Office	Houston	TX	69,801	7,075	62,468	-	7,075	62,468	69,543	4,815	1/2005	40 yrs
Office	Lisle	IL	17,466	3,774	16,371	35	3,774	16,406	20,180	769	2/2006	40 yrs
Office	Lisle	IL	7,134	2,361	6,298	-	2,361	6,298	8,659	295	2/2006	40 yrs
Office	Lisle	IL	5,600	780	2,803	124	780	2,927	3,707	135	2/2006	40 yrs

			183,358	15,851	181,208	5,319	17,344	186,527	203,871	15,713

Retail	Athens	GA	-	-	3,669	5	-	3,674	3,674	287	11/2004	40 yrs
Retail	Atlanta	GA	-	-	4,633	5	-	4,638	4,638	362	11/2004	40 yrs
Retail	Louisville	KY	-	-	2,722	4	-	2,726	2,726	213	11/2004	40 yrs
Retail	Lafayette	LA	-	-	-	1	-	1	1	-	11/2004	40 yrs
Retail	Sherman	TX	-	-	820	2	-	822	822	63	11/2004	40 yrs
Retail	Biloxi	MS	-	-	851	2	-	853	853	67	11/2004	40 yrs
Retail	Greensboro	NC	-	-	3,797	4	-	3,801	3,801	297	11/2004	40 yrs
Retail	Knoxville	TN	-	-	2,121	3	-	2,124	2,124	166	11/2004	40 yrs
Retail	Memphis	TN	-	-	760	2	-	762	762	60	11/2004	40 yrs
Retail	Denton	TX	-	-	1,574	3	-	1,577	1,577	123	11/2004	40 yrs
Retail	Seabrook	TX	-	-	1,393	2	-	1,395	1,395	109	11/2004	40 yrs

			-	-	22,340	33	-	22,373	22,373	1,747

Other	Jacksonville	FL	-	2,166	8,684	1,287	2,166	9,971	12,137	1,047	11/2004	40 yrs
Other	Andover	MA	6,503	-	7,611	3	-	7,614	7,614	382	12/2005	40 yrs
Other	South Burlington	VT	2,787	-	3,099	2	-	3,101	3,101	156	12/2005	40 yrs
Other	Chicago	IL	9,500	1,149	9,989	-	1,149	9,989	11,138	62	10/2007	40 yrs
Other	Kansas City	KS	5,893	666	5,330	60	666	5,390	6,056	107	3/2007	40 yrs
Other (1)			28,884	-	-	-	-	-	-	-

			53,567	3,981	34,713	1,352	3,981	36,065	40,046	1,754

Total from Continuing Operations			236,925	19,832	238,261	6,704	21,325	244,965	266,290	19,214

Discontinued Operations:

Retail	St. Louis	MO	-	-	990	2	-	992	992	53	11/2004	40 yrs

TOTALS			$236,925	$19,832	$239,251	$6,706	$21,325	$245,957	$267,282	$19,267

(1) Represents a first mortgage loan collateralized by the Finova properties.
The aggregate cost in the properties for federal income tax purposes was approximately $ 190,766.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2007	2006	2005
Real Estate
Balance at beginning of period	$247,401	$215,918	$91,528
Additions during the period:
Consolidation of 5400 Westheimer	-	-	69,543
Consolidation of River City	11,138	-	-
Land	666	6,915	1,591
Buildings and improvements	7,085	24,568	53,256
Balance at end of period	$266,290	$247,401	$215,918
Accumulated Depreciation
Balance at beginning of period	$12,932	$9,267	$4,750
Additions charged to operating expenses	6,282	3,665	4,387
Consolidation of 5400 Westheimer	-	-	130
Balance at end of period	$19,214	$12,932	$9,267

 EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Amended and Restated Declaration of Trust as of December 15, 2005 - Incorporated by reference to Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005	-

3.2	Bylaws of the Trust as restated on November 8, 2005 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed November 10, 2005.	-

3.3	Amendment to Bylaws adopted January 10, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed January 16, 2007	-

3.4	Amendment to Bylaws adopted February 27, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed March 2, 2007	-

4.1	Form of certificate for Shares of Beneficial Interest - Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818.	-

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust - Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	-

4.3	Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	-

4.5	Amendment No. 1 to Series B-1 Certificate of Designations - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	-

10.1	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002 - Incorporated by reference to Exhibit 10.Q to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002.	-

10.2	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.3	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust and FUR Advisors LLC - Incorporated by reference to Exhibit 10.6 to the Trust’s Form 8-K filed November 10, 2005.	-

10.4	Amendment No. 1 to Amended and Restated Advisory Agreement dated May 17, 2006, between the Trust and FUR Advisors - Incorporated by reference to Exhibit 10.6 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.5	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.6	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.7	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.8	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 23, 2004.	-

10.9	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.11 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.10	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 23, 2004.	-

10.11	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 23, 2004.	-

10.12	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 23, 2004.	-

10.13	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 23, 2004.	-

10.14	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005	-

10.15	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation - Incorporated by reference to Exhibit 10 to the Trust’s Form 8-K filed February 18, 2005.	-

10.16	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	-

10.17	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	-

10.18	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	-

10.19	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	-

10.20	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	-

10.21	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 10, 2005.	-

10.22	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 10, 2005.	-

10.23	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 10, 2005.	-

10.24	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 10, 2005.	-

10.25	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership - Incorporated by reference to Exhibit 10.10 to the Trust’s Form 8-K filed November 10, 2005.	-

10.26	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 21, 2005.	-

10.27	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 21, 2005.	-

10.28	Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated September 21, 2007, among The Lexington Master Limited Partnership, WRT Realty, L.P. and WRP Management LLC (the “Concord Agreement”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed September 27, 2007	-

10.29	Amendment No. 1 to Concord Agreement, dated January 1, 2008 - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 8, 2008	-

10.30	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	-

10.31	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

21	List of Subsidiaries	*

23.1	Consent of Independent Accounting Firm – PricewaterhouseCoopers LLP	*

23.2	Consent of Independent Accounting Firm – Deloitte & Touche LLP	*

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith

(a)	Incorporated by reference to the Trust’s 1998 Form 10-K
(b)	Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818
(c)	Incorporated by reference to the Trust’s 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(d)	Incorporated by reference to the Trust’s 2002 Form 10-K
(e)	Incorporated by reference to the Trust’s Form 8-K dated November 26, 2003
(f)	Incorporated by reference to the Trust’s Form 8-K dated November 18, 2004
(g)	Incorporated by reference to the Trust’s Form 8-K dated January 1, 2004
(h)	Incorporated by reference to the Trust’s Form 8-K dated March 18, 2005
(i)	Incorporated by reference to the Trust’s Form 8-K dated February 17, 2005
(j)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2005
(k)	Incorporated by reference to the Trust’s Form 8-K dated June 21, 2005
(l)	Incorporated by reference to the Trust’s Form 8-K dated November 10, 2005
(m)	Incorporated by reference to the Trust’s Form 8-K dated December 12, 2005
(n)	Incorporated by reference to the Trust’s Form 8-K dated December 21, 2005
(o)	Incorporated by reference to the Trust’s 2005 Form 10-K
(p)	Incorporated by reference to the Trust’s Form 8-K dated April 4, 2006
(q)	Incorporated by reference to the Trust’s Form 8-K dated May 30, 2006
(r)	Incorporated by reference to the Trust’s Form 8-K dated July 25, 2006
(s)	Incorporated by reference to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006
(t)	Incorporated by reference to the Trust’s Form 8-K dated January 16, 2007
(u)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2007
(v)	Incorporated by reference to the Trust’s Form 8-K dated November 2, 2006