Form 10-K/A
period 2007-12-31
Winthrop Realty Trust
filed 2008-04-01
CIK 37008

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

(Cover page continued on next page)

(cover page continued)

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Form 10-K Amendment No.1 is being filed solely for the purpose of (i) attaching as Exhibits 99.1 and 99.2 the audited financial statements of Concord Debt Holdings LLC and the Marc Portfolio, respectively, as required by Rule 3-09 of Regulation S-X and (ii) adding the information required by Part III of Form 10-K which was previously incorporated by reference to Winthrop Realty Trust’s proxy statement for its Annual Meeting of Shareholders to be held on May 21, 2008. In light of the timing of Winthrop Realty Trust’s anticipated rights offering, this information has now been included in the Form 10-K. For the reader’s convenience, Winthrop Realty Trust is re-filing its entire Form 10-K with these items incorporated. This Form 10-K Amendment No. 1 has not been updated for events or information subsequent to the date of filing of the original Form 10-K. Accordingly, this Form 10-K Amendment No. 1 should be read in conjunction with the Trust’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

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

Future Cash Requirements

The following table sets forth the timing of our payment obligations related to our off-balance sheet and contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2007 (In thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Mortgage Loans Payable (principal and interest)	$327,701	$29,218	$62,423	$47,760	$188,300
Revolving Line of Credit (principal and interest)	-	-	-	-	-
Repurchase Agreements	75,175	75,175	-	-	-
Ground Lease Obligations (1)	-	-	-	-	-
Advisors’ Fee (2)	5,263	5,263	-	-	-

	$408,139	$109,656	$62,423	$47,760	$188,300

Off-Balance Sheet Obligations:
Commitments (3)
Concord	$5,087	$5,087	-	-	-

(1)	The underlying lease agreements require the tenant to pay the ground rent expense.
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

At December 31, 2007, Concord had total assets of approximately $1.2 billion, total debt liabilities of approximately $849.0 million, 91% of which had maturity or redemption dates, after giving effect to extensions, ranging from three to nine years, and member’s equity of approximately $327.7 million. Concord generated net income of $10.2 million during the year ended December 31, 2007 compared to net income of $2.7 million for the year ended December 31, 2006. The increase in net income was primarily due to increased investments during 2007.

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

Concord’s Loan Assets and Loan Securities

The following table sets forth the aggregate carrying values, allocation by loan type and weighted average coupons of Concord’s loan assets and loan securities in addition to its equity and debt interest in CDO-1 as of December 31, 2007:

	Carrying Value (1)	Par Value	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR (2)

Whole loans, floating rate	$136,260	$136,260	19.09%	-	218 bps
Whole loans, fixed rate	6,300	6,300	0.88%	6.40%	-
Subordinate interests in whole loans, floating rate	163,077	163,907	22.96%	-	223 bps
Subordinate interests in whole loans, fixed rate	14,196	15,750	2.21%	8.63%	-
Mezzanine loans, floating rate	230,853	236,437	33.12%	7.45%	222 bps

Mezzanine loans, fixed rate	68,028	71,718	10.05%	-	-

Loan securities, floating rate	43,260	56,400	7.90%	-	143 bps
Loan securities, fixed rate	25,410	27,085	3.79%	6.68%	-

Total/Average	$687,384	$713,857	100.00%	7.38%	214 bps

(1)	Net of scheduled amortization payments and prepayments, unamortized fees, discounts, asset sales and unfunded commitments.
(2)	Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

The following table sets forth the maturity dates for Concord’s loan assets:

Year of Maturity	Number of Loan Assets Maturity	Carrying Value (in thousands)	% of Total

2008	8	$170,500	27.56%
2009	11	219,998	35.56%
2010	3	81,903	13.24%
2011	1	6,300	1.02%
2012	3	72,968	11.79%
Thereafter	7	67,045	10.83%

Total	33	618,714	100.00%

Weighted average maturity (1)	2.72 years

(1)
The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth a summary of Concord’s loan securities at December 31, 2007:

Description	Par Value	Amortized Cost	Gross Unrealized Gain (Loss)	Realized Loss	Carrying Value

Floating rate	$56,401	$56,173	$(3,487)	$(9,427)	$43,259
Fixed rate	27,084	27,084	(1,673)	-	25,411
Total	$83,485	$83,257	$(5,160)	(9,427)	68,670

The following table sets forth a summary of the underlying Standard & Poor’s credit rating of Concord’s loan securities at December 31, 2007:

Rating	Par Value	Percentage

AA-	$1,381	1.65%
A-	1,966	2.36%
BBB+	25,094	30.06%
BBB	15,833	18.97%
BBB-	30,392	36.40%
BB+	5,000	5.99%
NR	3,819	4.57%
Total	$83,485	100.00%

Concord’s loan securities were diversified by industry as follows at December 31, 2007:

Industry	% of Par Value

Hospitality	41.73%
Office	46.35%
Mixed Use	5.31%
Retail	-
Industrial	0.24%
Multi-family	6.37%
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees
and Shareholders of
Winthrop Realty Trust
Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of Winthrop Realty Trust and subsidiaries (the “Trust”) (formerly known as First Union Real Estate Equity and Mortgage Investments) as of December 31, 2006 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years ended December 31, 2006 and 2005. Our audits also included the 2006 and 2005 information included in the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Winthrop Realty Trust and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2006 and 2005 information included in the financial statement schedule, when considered in relation to the basic 2006 and 2005 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 16, 2007
(October 2, 2007, as to the restatement as discussed in Note 22)

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

WINTHROP REALTY TRUST (FORMERLY KNOWN AS FIRST UNION
REAL ESTATE EQUITY AND MORTGAGE INVESTMENTS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Equity Investments (Continued)

Concord Debt Holding LLC (Continued)

Summary financial information of Concord is as follows (in thousands):

	December 31, 2007	December 31, 2006

Condensed Balance Sheets
Cash and restricted cash	$19,094	$148,261
Real estate debt investments, net	952,035	352,737
Available for sale securities	188,073	98,133
Other assets	12,770	10,744

Total assets	$1,171,972	$609,875

Accounts payable and other liabilities	11,975	2,717
Collateralized debt obligations	376,650	376,650
Repurchase agreements	472,324	43,893
Total Liabilities	860,949	423,260
Minority interest	102	100
Accumulated other comprehensive income (loss)	(16,781)	1,151
Members’ capital	327,702	185,364

Total liabilities, minority interest, and members’ capital	$1,171,972	$609,875

On the Trust’s Consolidated Balance Sheets:
Equity investment in venture	$155,461	$92,682

	Year Ended December 31, 2007	For the Period March 31 (Date of Inception) to December 31, 2006

Condensed Statement of Operations
Interest and other income	$65,854	$13,212
Interest expense	(41,675)	(9,356)
General and administrative	(5,541)	(1,572)
Impairment loss on available for sale securities	(11,028)	-
Interest income on bank deposits	2,599	396
Minority interest	(13)	-

Net income	$10,196	$2,680

On the Trust’s Consolidated Statement of Operations and Comprehensive Income: Equity in earnings of equity investment	$5,098	$1,340

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

During the year ended December 31, 2007, Concord’s portfolio of available for sale securities experienced declines in fair value to amounts below their amortized cost basis totaling approximately $18,864,000. For three available for sale securities, Concord determined that the decline in fair value was other-than-temporary in nature as defined by FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities and related interpretations. Accordingly, Concord has written-down its cost basis of these securities to their estimated fair values at December 31, 2007 and has recognized in earnings realized losses on the other-than-temporary impairment of these securities totaling $11,028,000.

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

Repurchase agreement with Column Financial,
Inc. as counter-party, expiration March 30, 2009,
renewable monthly, interest is variable based on
one month LIBOR plus 85 to 135 basis points,
weighted average of 5.84% and 6.70%, respectively	$350,000	$308,508	$412,561	$30,293	$47,250

Repurchase agreement with Bear Stearns Funding
Inc. as counter-party, expiration November 15, 2008,
renewable monthly, interest is variable based on
one month LIBOR plus 85 to 115 basis points, weighted
average of 5.49% and 5.67%, respectively	150,000	48,710	83,258	13,600	17,000

Repurchase agreement with Greenwich Capital Financial
Properties, matures on December 30, 2012, interest is
variable based on 1-month LIBOR rate plus 1% or 5.85%.	-	59,613	70,146	-	-

Repurchase agreement with Greenwich Capital Financial
Properties, matures on December 15, 2008, interest is
based on 1-month LIBOR rate plus 1% or 5.9%.	-	39,079	55,827	-	-

Repurchase agreement with Column Financial Inc.,
matures on March 9, 2009, interest is variable based
on 1-month LIBOR rate plus 1% or 5.95%.	-	16,414	25,270	-	-

	$500,000	$472,324	$646,062	$43,893	$64,250

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

During the year ended December 31, 2006, the Concord venture agreement provided that Concord would pay to such person, including a member of Concord or its affiliate, a fee in the amount not to exceed 50 basis points of the face value of any loan acquired. In lieu of paying the full 50 basis point fee, Concord paid to an affiliate of FUR Advisors, a total fee of approximately $1,066,000 which represented the costs of the employees dedicated to Concord’s business and equaled approximately 21 basis points of the face value of the loans acquired. The fee for the period March 31, 2006 (the date of the Trust’s initial investment) to December 31, 2006 was $980,000.

The Concord Advisor provides accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including CDO-1. For providing these services, Concord reimburses the Concord Advisor for the costs incurred by Concord Advisor solely for the benefit of Concord, including salaries of employees dedicated to Concord’s business. These costs amounted to $2,571,000 and $1,066,000 in 2007 and 2006, respectively. The fee for the period March 31, 2006 (the date of the Trust’s initial investment) to December 31, 2006 was $980,000. An affiliate of both of FUR Advisors and the Concord Advisor provides accounting and other non-loan origination and loan acquisition services for the Concord Advisor. In connection with providing these services, the Concord Advisor reimburses such affiliate for the estimated costs associated with providing these services (the “Concord Credit Amount”). Because the Trust holds a 50% interest in Concord, the Trust effectively pays 50% of the Concord Credit Amount. Accordingly, because the Concord Credit Amount is paid to an affiliate of FUR Advisors, the Trust receives a credit against the advisory fee payable to FUR Advisors equal to 50% of the Concord Credit Amount, which credit amounted to $189,000 for 2007.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Trustees

Set forth below is the business experience of, and certain other information regarding, the members of our Board of Trustees which we refer to as our Board:

Name and year first appointed or nominated as a Trustee	Age	Principal Occupation during the past Five Years

Michael L. Ashner 2004	55
Mr. Ashner has been the Chief Executive Officer of the Trust since December 31, 2003 and Chairman since April 2004. Mr. Ashner also served as the Executive Chairman and a trustee of Lexington Realty Trust (“Lexington”), a New York Stock Exchange listed real estate investment trust, from December 31, 2006 when Newkirk Realty Trust, Inc. (“Newkirk”) was merged into Lexington to March 20, 2008. Mr. Ashner previously served as a director and the Chairman and Chief Executive Officer of Newkirk until it was merged into Lexington. Mr. Ashner also currently serves as the Chief Executive Officer of Winthrop Realty Partners, L.P., a real estate investment and management company, positions he has held since 1996. Mr. Ashner previously served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the “Shelbourne Entities”), three real estate investment trusts, from August 2002 until their liquidation in April 2004. Mr. Ashner serves on the Board of Directors of NBTY, Inc., a manufacturer and distributor of nutritional supplements as well as Lexington.

Arthur Blasberg, Jr. 2003	80
Mr. Blasberg's activities for the past five years include serving as a receiver appointed by the Superior Court in Massachusetts and as a trustee of various businesses, including real estate investment firms and industrial companies. Mr. Blasberg was a director and chairman of the audit committee of each of the Shelbourne Entities from August 2002 to their liquidation in April 2004.  Mr. Blasberg also has served as a director of several private companies. He is an attorney admitted to practice in the Supreme Court of the United States, various federal courts and state courts and served for five years in the general counsel's office of the Securities and Exchange Commission.

Peter Braverman 2004	56
Mr. Braverman currently serves as the President and a trustee of the Trust. From January 8, 2004 to August 4, 2004, Mr. Braverman was the Executive Vice President of the Trust. Mr. Braverman also currently serves as the Executive Vice President of Winthrop Realty Partners, L.P., a real estate investment and management company, a position he has held since January 1996. Mr. Braverman served as a director and President of Newkirk until it was merged into Lexington and as a director and Executive Vice President of each Shelbourne Entity from August 2002 until their liquidation in April 2004.

Talton Embry 2000	61
Mr. Embry has been the Chairman of Magten Asset Management Corp. ("Magten"), a private investment management company, since 1978. Mr. Embry has been associated with Magten in various capacities since 1978. Mr. Embry is also a director of National Patent Development.

Howard Goldberg 2003	62
Mr. Goldberg has been a private investor in both real estate and start-up companies and has provided consulting services to start-up companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO, and Board member of Player’s International, a publicly-traded company in the gaming business prior to its sale to Harrah's Entertainment Inc. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., LLTI.OB, a publicly-traded development stage company, engaged in the development and marketing of technologies for the prevention of product and document counterfeiting and electronic article surveillance. From 1995 through 2000, Mr. Goldberg served on the board of directors and audit committee of Imall Inc., a publicly-traded company that provided on-line shopping prior to its sale to Excite-at-Home. Mr. Goldberg served as a member of the board of directors and the audit committees of the Shelbourne Entities from August 2002 until their liquidation in April 2004. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a New Jersey law firm where he specialized in gaming regulatory law and real estate from 1970 through 1994.

Steven G. Mandis 2005	37
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

Steven Zalkind 2008	66
Mr. Zalkind has been a principal of Resource Investments Limited, LLC (“Resource”), a real estate investment firm, since 1975 acting as either an officer of the General Partner or Managing Member in the acquisition of over 26,000 multi-family apartment units and 2,000,000 square feet of commercial shopping centers and office buildings. Mr. Zalkind currently serves as the Chairman and Chief Executive Officer of Resource. Mr. Zalkind was a director of each of the Shelbourne Entities from August 2002 to their liquidation in April 2004 and a director of Newkirk from November 2005 until its merger with Lexington in December 2006.

All of the trustees other than Mr. Mandis are elected on an annual basis by the holders of common shares. Mr. Mandis was elected by the vote of the holders of our Series B-1 preferred shares pursuant to the rights of the holders of the Series B-1 preferred shares to elect one trustee set forth in the Certificate of Designations of the Series B-1 preferred shares.

Executive Officers

All officers serve at the discretion of the Board. Set forth below is certain information regarding our executive officers at March 1, 2008 (biographical information with respect to Messrs. Ashner and Braverman is set forth in the table above):

Name	Age	Current Position
Michael L. Ashner	55	Chairman and Chief Executive Officer
Peter Braverman	56	President
Thomas Staples	52	Chief Financial Officer
John Alba	37	Chief Investment Officer and Secretary

Mr. Staples has been our Chief Financial Officer since January 8, 2004. Mr. Staples, has been with Winthrop Realty Partners, L.P. since 1994 and has served as its Chief Financial Officer since January 1999. He also served as the Chief Financial Officer of Newkirk until December 31, 2006 when it was merged into Lexington. Mr. Staples also served as Assistant Treasurer of the Shelbourne Entities from August 2002 until their liquidation in April 2004. Mr. Staples is a certified public accountant.

Mr. Alba was appointed our Chief Investment Officer in October 2005 and Secretary in May 2007. He has served as a Vice President of Winthrop Realty Partners, L.P. since January 1998.

Family Relationships

There are no family relationships among our trustees and executive officers.

Audit Committee

The Audit Committee:

The Audit Committee:

•	reviews annual and quarterly consolidated financial statements with our management and independent registered public accountants;
•	recommends the appointment and reviews the performance, independence, and fees of our independent registered public accountants and the professional services they provide;
•	oversees our system of internal accounting controls and the internal audit function; and
•	discharges such other responsibilities specified in the listing standards of the New York Stock Exchange for audit committees.

The Board has adopted a written charter for the Audit Committee, which is available at our website www.winthropreit.com, under the link “Corporate Governance”. A printed copy of the charter is also available to any Shareholder who requests it in writing to our Secretary at 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

From January 1, 2007 through March 14, 2008, the Audit Committee consisted of Arthur Blasberg, Jr. (Chairman), Bruce Berkowitz and Howard Goldberg. Following Mr. Berkowitz’ resignation as a trustee effective March 14, 2008, and Mr. Zalkind’s appointment as trustee on March 17, 2008, Mr. Zalkind was elected to the Audit Committee. The Audit Committee held five meetings during the 2007 fiscal year. All members of the Audit Committee attended either in person or by telephone conference call all meetings of the Audit Committee. Representatives of Deloitte & Touche LLP (“D&T”), our independent registered public accountants for the year ended December 31, 2006, attended all meetings of the Audit Committee at which our consolidated financial statements for the year ended December 31, 2006 were discussed and representatives of PricewaterhouseCoopers LLP (“PwC”), our independent registered public accountants for the year ended December 31, 2007, attended all other meetings of the Audit Committee except for the meeting at which it was determined to change our independent registered public accountants. On March 4 and 5, 2008, the Audit Committee met with representatives of PwC to discuss our 2007 consolidated financial statements.

The Board has concluded that each member of the Audit Committee is “financially literate” as such term is defined in the listing standards of the New York Stock Exchange and that Mr. Blasberg, the chairman of the Audit Committee, meets the Securities and Exchange Commission definition of "audit committee financial expert". We are currently in compliance with the listing requirements of the New York Stock Exchange relating to audit committee qualification, and the Board has determined that its Audit Committee possesses sufficient financial expertise to effectively discharge its obligations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, trustees and persons who beneficially own greater than 10% of a registered class of our equity securities to file certain reports which we refer to as “Section 16 Reports” with the Securities and Exchange Commission with respect to ownership and changes in ownership of our common shares and other equity securities. Based solely on our review of the Section 16 Reports furnished to us as well as written representations from certain reporting persons, our officers, trustees and greater than 10% beneficial owners, such persons have complied with all Section 16(a) requirements applicable to them.

Code of Ethics

We have adopted a Code of Ethics, which is applicable to all trustees and our executive officers, including the principal executive officer, the principal financial officer and the principal accounting officer, as well as our advisor and its employees. The Code of Ethics can be obtained upon request from our Secretary and at our website www.winthropreit.com under the link “Corporate Governance”.

Communication with Trustees

Shareholders and any other interested party wishing to communicate with the Board may do so in one of four ways: in person at our annual shareholders meeting, by mail, by telephone or via the internet. Any shareholder can mail correspondence to any trustee, or the Board as a whole, by addressing it to our general outside counsel, Post Heymann & Koffler, LLP, Two Jericho Plaza, Wing A, Suite 211, Jericho, New York 11753, Attention: David J. Heymann. After the mail is opened and screened for security purposes, it will be logged in, and (other than mail that Mr. Heymann determines to be trivial or obscene) then forwarded to the particular trustee identified, or the Board as a whole, as requested in the shareholder's correspondence. Trivial items will be delivered to the trustees at the next scheduled Board meeting. Obscene items will not be forwarded.

Shareholders and any other interested party wishing to communicate only with non-management trustees may do so in the manner described above or by calling toll free at 866-241-4955 or via the internet through the Investor Relations page on our website www.winthropreit.com. All communications through the toll-free number or our website are forwarded solely to Mr. Heymann and will be handled in the same manner as written correspondence described above.

ITEM 11. EXECUTIVE COMPENSATION.

Our executive officers receive no remuneration from us and we issued no options or warrants in 2007 to our executive officers or trustees. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for information relating to fees paid to our advisor.

Compensation Committee

The Compensation Committee:

•	recommends to the Board the compensation policies and arrangements for our officers, trustees, advisors and affiliates;
•	discharges such other responsibilities specified in the listing standards of the New York Stock Exchange for compensation committees; and
•	reviews the “Compensation Discussion and Analysis” section of this Annual Report and issues its report on such disclosure.

The Board has adopted a written charter for the Compensation Committee, which is available at our website www.winthropreit.com, under the link “Corporate Governance”. A printed copy of the charter is also available to any shareholder who requests it in writing to our Secretary at 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

From January 1, 2007 through March 14, 2008, the Compensation Committee consisted of Talton Embry (Chairman), Bruce Berkowitz, Arthur Blasberg, Jr., Howard Goldberg and Steven Mandis. Following Mr. Berkowitz’ resignation as a trustee effective March 14, 2008, and Mr. Zalkind’s election as Trustee on March 17, 2008, Mr. Zalkind was appointed to the Compensation Committee. The Compensation Committee held one meeting during the 2007 fiscal year which was attended in person or by telephone conference call by all members of the Compensation Committee.

Compensation of Trustees

The following table sets forth a summary of the compensation received by our non-officer trustees during 2007:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total

Bruce Berkowitz(1)	$43,000	-	-	-	$43,000
Arthur Blasberg, Jr.	$73,000	-	-	-	$73,000
Talton Embry	$30,000	-	-	-	$30,000
Howard Goldberg	$43,000	-	-	-	$43,000
Steven Mandis	$30,000	-	-	-	$30,000
Steven Zalkind(2)	-	-	-	-	-

(1)	Resigned as a trustee effective March 14, 2008.
(2)	Elected as a trustee effective March 17, 2008.

The current non-officer trustees, Messrs. Blasberg, Embry, Goldberg, Mandis and Zalkind, each receive $30,000 annually for their services as trustees. In addition, each member of the audit committee received $10,000 for serving on the Audit Committee in 2007, which amount has been increased to $15,000 for 2008, $500 for each committee meeting they attend and the chairman of the Audit Committee receives an additional $30,000 annually. Trustees who are also our officers receive no compensation for serving on the Board. However, all trustees are reimbursed for travel expenses and other out-of-pocket expenses incurred in connection with their service on the Board.

Compensation Committee Interlocks and Insider Participation

There were no relationships among members of the Compensation Committee, members of the Board or our executive officers who served during our 2007 fiscal year that require disclosure under Item 407(e)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. All current members of the Compensation Committee are considered independent under our Corporate Governance Guidelines.

Compensation Discussion and Analysis

General

The Compensation Committee is responsible for recommending to the Board the compensation policies and arrangements for our officers, trustees, advisors and affiliates. The Compensation Committee acts pursuant to the Compensation Committee Charter and is comprised of five members who were independent within the meaning of Section 303A.02 of the listing standards of the New York Stock Exchange. A copy of the Compensation Committee Charter is available upon request from our Secretary at 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114 and at our website www.winthropreit.com.

Executive Compensation Principles

We do not provide any remuneration to our executive officers and do not have any direct employees. We retain FUR Advisors, LLC, which we refer to as our advisor, to provide substantially all of our asset management, accounting and investor services.

At present, the Compensation Committee reviews annually the terms of the advisory agreement with our advisor to determine their consistency with market terms and whether the retention of an outside advisor is more favorable to us than retaining direct employees. The Compensation Committee reviews the fees payable to our advisor in comparison to the general and administration costs of other public real estate investment trusts. Based on its review, the Compensation Committee recommended to the Board that the advisory agreement with our advisor be renewed.

If we were to retain our executive officers directly, the Compensation Committee would, in making its compensation recommendations to the Board likely consider (1) the potential holding periods of our assets, (2) the number of individual investments held by us, (3) the amount of asset management required with respect to our assets, (4) our overall investment prospects and our short and long-term business plan, and (5) with respect to a specific executive officer, such officer's responsibilities, experience and overall performance. The Compensation Committee would further seek to attract and retain highly qualified executives and to motivate them to work together as a team to maximize our financial performance on an annual and long-term basis thereby resulting in increased shareholder value.

Share Options/Grants

From March 2005 to May 2007, we did not maintain any share option or share grant plans in effect pursuant to which we could issue options. In May 2007, our shareholders approved the Winthrop Realty Trust 2007 Long Term Incentive Plan pursuant to which share options or share grants can be granted. No such share options or share grants were granted during the year ended December 31, 2007.

Compensation Committee Report

The Compensation Committee is comprised entirely of independent directors. The Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

Members of the Compensation Committee Talton Embry (Chairman) Arthur Blasberg, Jr. Howard Goldberg Steven Mandis Steven Zalkind

The preceding “Compensation Committee Report” shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission, nor shall any information in this report be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent Winthrop Realty Trust specifically incorporates it by reference into such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 15, 2008 (except as otherwise indicated) regarding the ownership of our common shares by (i) each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of our common shares, (ii) each trustee, (iii) each executive officer named herein, and (iv) all current executive officers and trustees as a group. Except as otherwise indicated, each such shareholder has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

Name and Address of Beneficial Owner	Position with the Trust	Amount and Nature of Beneficial Ownership		Percent of Class

FUR Investors, LLC (1) FUR Holdings LLC WEM-FUR Investors LLC	--	11,100,000		16.4%

John Alba (1)	Chief Investment Officer	--	(4)	(4)

Michael L. Ashner(1)	Chairman and Chief Executive Officer	11,152,000	(2)	16.5%

Arthur Blasberg, Jr. (3)	Trustee	137,091		*

Peter Braverman(1)	President and Trustee	10,833	(4)	(4)

Talton Embry (5)	Trustee	1,143,386	(5)	1.7%

Howard Goldberg (3)	Trustee	204,335		*

Steven G. Mandis (6)	Trustee	6,157,399	(7)	8.5%(7)

Thomas Staples(3)	Chief Financial Officer	--	(4)	(4)

Steven Zalkind(3)	Trustee	14,472		*

All Trustees and executive officers as a group		18,808,683	(8)	25.9%(9)

Fairholme Associates L.P. (10) Fairholme Partners, L.P. Fairholme Ventures II LLC Fairholme Holdings, Ltd. Fairholme Capital Management, LLC Bruce R. Berkowitz	--	4,480,474	(11)	6.4%(11)

Vornado Investments L.L.C. (12)	--	4,054,222	(12)	6.0%

Wellington Management Company, LLP(13)	--	1,900,200	(13)	2.8%

Name and Address of Beneficial Owner	Position with the Trust	Amount and Nature of Beneficial Ownership		Percent of Class

HBK Investments, L.P.(14) HBK Services LLC HBK Partners II L.P. HBK Management LLC HBK Fund L.P.	--	4,846,388	(14)	6.8%(14)

King Street Capital, L.P.(15) King Street Advisors, L.L.C. King Street Capital Management, L.L.C. O. Francis Biondi, Jr. Brian J. Higgins	--	5,244,444	(15)	7.2%(15)

Abrams Capital, LLC (16) Pamet Capital Management, LLC Pamet Capital Management, L.P. David Abrams	--	3,855,000	(16)	5.7%

*Less than 1%

(1)	The address for each of FUR Investors LLC, FUR Holdings LLC, WEM-FUR Investors LLC, Mr. Alba, Mr. Ashner and Mr. Braverman is Two Jericho Plaza, Wing A, Suite 111, Jericho, NY 11753
(2)
Comprised of 11,100,000 shares owned by FUR Investors LLC and 52,000 shares held directly by Mr. Ashner. Mr. Ashner is the managing member of WEM-FUR Investors LLC, the managing member of FUR Holdings, LLC, the sole member of FUR Investors LLC. As such, Mr. Ashner may be deemed to beneficially own all shares owned by Investors.

(3)	The address for each of Messrs. Blasberg, Goldberg, Staples and Zalkind is c/o of Winthrop Realty Trust, 7 Bulfinch Place, Suite 500, Boston, MA 02114.
(4)
Messrs. Alba, Braverman, and Staples are members of WEM-FUR Investors LLC, the managing member of FUR Holdings, LLC, the sole member of FUR Investors LLC. Accordingly, Messrs. Alba, Braverman and Staples have an indirect pecuniary interest in approximately 115,440, 273,060 and 133,200, respectively, of the shares of Common Shares owned by FUR Investors LLC. However, Messrs. Alba, Braverman and Staples do not exercise investment control over the shares held by FUR Investors LLC. Accordingly, Messrs. Alba, Braverman and Staples are not deemed to beneficially own any of such shares under Section 13 or Section 16 of the Securities Exchange Act of 1934, as amended.

(5)
The address for Mr. Embry is c/o Magten Asset Management Corp., 410 Park Avenue, 15th Floor, New York, New York 10022. The number of shares reported consists of (i) 963,490 shares held in an IRA for the benefit of Mr. Embry, (ii) 94,033 shares held in an IRA for the benefit of Mr. Embry’s spouse, (iii) 51,413 shares held in a trust account in which Mr. Embry is the trustee and which is for the benefit of Mr. Embry’s minor son, and (iv) 34,450 shares held in a trust account in which Mr. Embry is the trustee and which is for the benefit of Mr. Embry’s minor daughter. Amount excludes 120,548 shares owned in discretionary accounts in which Mr. Embry has no pecuniary interest.

(6)	The address for Mr. Mandis is c/o Halcyon Management Company, 477 Madison Avenue, 8th Floor, New York, New York 10022.
(7)
Number of shares represents 1,025,038 common shares and 5,132,361 common shares issuable upon conversion of 923,825 Series B-1 Shares held by investment funds for which Halcyon Structured Asset Management, LP is directly or indirectly the investment manager. Mr. Mandis is the Chief Investment Officer of Halcyon Structured Asset Management, LP, indirectly the investment manager of the Halcyon Structured Opportunities Fund, L.P. and Halcyon Fund, L.P. Mr. Mandis disclaims beneficial ownership of all such securities except to the extent of his pecuniary interest therein. Percentage assumes conversion of only all Series B-1 Shares held by investment funds for which Halcyon Structured Asset Management, LP and its affiliates serves as investment manager.

(8)	The total number of shares held by trustees and executive officers, excluding shares issuable upon conversion of Series B-1 Shares held by trustees, is 13,661,850.
(9)
Percentage represents the total number of shares held by trustees and executive officers including shares issuable upon conversion of the Series B-1 Shares held by trustees over total number of shares outstanding on March 15, 2007 plus shares issuable upon conversion of the Series B-1 Shares held by trustees. Excluding shares issuable upon conversion of the Series B-1 Shares held by trustees, the percentage ownership of shares held by trustees and executive officers is 20.2%.

(10)
The address for Fairholme Associates L.P. , Fairholme Partners, L.P., Fairholme Ventures II LLC, Fairholme Holdings, Ltd., Fairholme Capital Management, LLC and Mr. Berkowitz is c/o Fairholme Capital Management, LLC, 1001 Brickell Bay Drive, Suite 3112, Miami, Florida 33131.

(11)
Number of shares consists of (i) 42,122 common shares owned directly by Mr. Berkowitz, (ii) 1,081,875.6 common shares owned by Fairholme Ventures II, LLC, an entity in which Fairholme Capital Management is the managing member, (iii) 16,476.15 common shares owned by Fairholme Holdings Ltd., an entity in which Fairholme Capital Management is the investment manager, (iv) 930,373.7 owned by Fairholme Associates, L.P., an entity in which Fairholme Capital Management is the general partner, and (v) 2,222,222 common shares issuable upon the conversion of the 400,000 Series B-1 Shares held by Fairholme Ventures II, LLC. Mr. Berkowitz is the managing member of Fairholme Capital Management. Furthermore, Mr. Berkowitz and Fairholme Capital Management have disavowed management and supervision with respect to 573,521 shares of common stock held in the separate accounts of advisory clients, and, accordingly, Mr. Berkowitz and Fairholme Capital Management do not attribute such shares. Percentage assumes conversion of only 400,000 Series B-1 Shares held by Fairholme Ventures II, LLC.

(12)	The address for Vornado Realty Trust is 888 Seventh Ave. New York, New York 10019. Information is derived from the 13-G filing by Vornado Realty Trust with the SEC on May 24, 2006.
(13)
The address for Wellington Management Company LLP is 75 State Street, Boston, Massachusetts 02109. Information is derived from the 13-G/A filing by Wellington Management Company LLP with the SEC on February 14, 2008.

(14)
The address for HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC, and HBK Fund L.P. (collectively, “HBK”) is 300 Crescent Court, Suite 700, Dallas, Texas 75201. Information is derived from the 13-G/A filing by HBK with the SEC on February 13, 2008. Shares include 4,000,000 common shares issuable upon conversion of 720,000 Series B-1 Shares held by HBK and percentage assumes conversion of all Series B-1 Shares held by HBK Investments, L.P. only.

(15)
The address for each of these shareholders is 65 East 55th Street, 30th Floor, New York, New York 10022. Information is derived from the 13-G/A filing by King Street Capital, L.P., King Street Advisors, L.L.C., King Street Capital Management, L.L.C., O. Francis Biondi, Jr. and Brian J. Higgins with the SEC on March 2, 2006. Shares represents common shares issuable upon conversion of 944,000 Series B-1 Shares held by King Street Capital, L.P. and percentage assumes conversion of all Series B-1 Shares held by these shareholders only.

(16)
The address for Abrams Capital, LLC, Pamet Capital Management, LLC, Pamet Capital Management, L.P. and David Abrams (collectively, “Abrams”) is c/o Pamet Capital Management, L.P., 222 Berkeley Street, 22nd Floor, Boston, MA 02116. Information is derived from the 13-G/A filing by Abrams with the SEC on February 13, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Our advisor administers our business pursuant to the terms of an advisory agreement. Our advisor is controlled by and partially owned by our executive officers. Pursuant to the terms of the advisory agreement, our advisor is responsible for providing asset management services to us and coordinating with our shareholder transfer agent and property managers. The quarterly base management fee payable to our advisor for providing such services equals the lesser of an asset based fee or an equity based fee as determined in accordance with the terms of the advisory agreement and detailed in Item 8. Financial Statements and Supplementary Data - Note 19.

Our advisor is entitled under both the asset based fee and the equity based fee to receive (i) property and construction management fees at commercially reasonable rates as determined by the independent trustees and (ii) an incentive fee. The incentive fee entitles our advisor to receive (a) an amount equal to 20% of all distributions paid on our common shares after December 31, 2003 in excess of the Threshold Amount, hereinafter defined, and, (b) upon the termination of the advisory agreement, an amount equal to 20% of our “liquidation value” in excess of the Threshold Amount at the termination date. As defined in the advisory agreement, the Threshold Amount is equal to (x) $71,300,000, increased by the net issuance price of all of our common shares, with an adjustment for preferred shares converted, issued after December 31, 2003, and decreased by the redemption price of all our common shares redeemed after December 31, 2003, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct damages to us if the advisory agreement is terminated by us for cause. No incentive fee was payable during the year ended December 31, 2007.

Winthrop Management L.P., an affiliate of our advisor and our executive officers, provides property management responsibilities for certain of our properties. Pursuant to the terms of the property management agreement, Winthrop Management L.P. receives a fee equal to 3% of the monthly revenues of such properties.

The following table sets forth the fees and reimbursements paid by us for the years ended December 31, 2007, 2006 and 2005 to our advisor and Winthrop Management L.P. (in thousands):

	2007		2006		2005
Asset Management (1)	$5,263,000	(3)	$3,681,000	(4)	$2,660,000
Property Management (2)	269,000		217,000		44,000
Construction Management (2)	9,000		-		-

(1) Payable to our advisor
(2) Payable to Winthrop Management L.P.
(3) Before credit of $189,000 discussed below
(4) Before credit of $4,400,000 discussed below

In connection with the merger of Newkirk with and into Lexington Corporate Properties Trust, the advisory agreement between NKT Advisors (an affiliate of our advisor) and Newkirk was terminated, and NKT Advisors received a payment of $5,500,000 attributable to its incentive fee. As a result of the incentive fee being paid by Newkirk and in accordance with our advisory agreement with our advisor, we received a $4,400,000 credit (80% of total fee paid) to be utilized on a go forward basis in offsetting the quarterly advisory fees payable under the advisory agreement or in cash if the credit was not fully utilized. We utilized $3,241,000 and $1,159,000 of this amount to offset the base management fee payable for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we had fully utilized the credit to offset future base management fees.

During the year ended December 31, 2006, the operating agreement for Concord Debt Holdings LLC, which we refer to as Concord, our 50-50 venture with Lexington, provided that Concord would pay to such person, including a member of Concord or its affiliate, a fee in the amount not to exceed 50 basis points of the face value of any loan acquired. In lieu of paying the full 50 basis point fee, Concord paid to an affiliate of our advisor, a total fee of approximately $1,066,000 which represented the costs of the employees dedicated to Concord’s business and equaled approximately 21 basis points of the face value of the loans acquired. The fee for the period March 31, 2006 (the date of the Trust’s initial investment) to December 31, 2006 was $980,000.

In addition, an affiliate of our advisor, which we refer to as the Concord Advisor, provided accounting, collateral management and loan brokerage services to Concord and its subsidiaries. For providing these services, Concord reimburses the Concord Advisor for the costs incurred by Concord Advisor solely for the benefit of Concord, including salaries of employees dedicated to Concord’s business. These costs amounted to $2,571,000 and $1,066,000 in 2007 and 2006, respectively. The fee for the period March 31, 2006 (the date of the Trust’s initial investment) to December 31, 2006 was $980,000. An affiliate of both of our advisor and the Concord Advisor provides accounting and other non-loan origination and loan acquisition services for the Concord Advisor. In connection with providing these services, the Concord Advisor reimburses such affiliate for the estimated costs associated with providing these services (the “Concord Credit Amount”). Because we hold a 50% interest in Concord, we effectively pay 50% of the Concord Credit Amount. Accordingly, because the Concord Credit Amount is paid to an affiliate of our advisor, we receive a credit against the advisory fee payable to our advisor equal to 50% of the Concord Credit Amount, which credit amounted to $189,000 for 2007.

Independence of Trustees

Pursuant to the Nominating and Corporate Governance Committee’s Charter, this Committee undertook its annual review of trustee independence in March 2008. During this review, the Committee considered transactions and relationships between each trustee or any member of his or her immediate family and us and our subsidiaries and affiliates, including those reported under related party transactions above. The Committee also examined transactions and relationships between trustees or their affiliates and members of our senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the trustee is independent in accordance with Section 303A.02(a) and (b) of the listing standards of the New York Stock Exchange. In particular, the Committee reviewed with counsel responses given by the trustees in their Trustee Questionnaires, asked counsel if it was aware of any relationships between the trustees and us or our affiliates and reviewed the bright-line independence tests set forth in Section 303A.02(b).

As a result of this review, the Board affirmatively determined that each of Messrs. Berkowitz, Blasberg, Embry, Goldberg, Mandis and Zalkind are independent of us and our management in accordance with Section 303A.02(a) and (b) of the listing standards of the New York Stock Exchange. Mr. Ashner and Mr. Braverman are not considered independent because of their acting as our executive officers as well as their ownership interest in our advisor.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to us for the year ended December 31, 2007 and 2006 represents fees billed by PwC in 2007 for audit and audit related fees and by D&T for 2006 fees and tax fees in 2007.

Type of Fee	Fiscal 2007	Fiscal 2006
Audit Fee	$775,000	$700,000
Audit Related Fees	200,000	273,000
Tax Fees	133,000	136,000
Total	$1,108,000	$1,109,000

Auditfees for the years ended December 31, 2007 and 2006 were for professional services rendered in connection with the integrated audit of our consolidated financial statements and internal control over financial reporting.

Audit Relatedfees for the year ended December 31, 2007 were for services related to responding to an SEC comment letter and the restatement of our financial statements for the year ended December 31, 2006. Audit Related fees for the year ended December 31, 2006 were for services related to (i) our sale of common shares in 2006 ($170,000), (ii) the restatement of our financial statements for year ended December 31, 2005 and the quarterly period ended March 31, 2006 ($75,000) and (iii) our registration statement on Form S-3 relating to the Dividend Reinvestment Plan ($28,000).

Tax fees as of the years ended December 31, 2007 and 2006 were for services related to tax compliance, tax planning and strategies, and state and local tax advice.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant

We have a policy of requiring that the Audit Committee pre-approve all audit and non-audit services provided to us by our independent registered public accountant of our consolidated financial statements. During 2007, the Audit Committee approved all of the fees paid by us to PwC.

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

(b) Exhibits.

The exhibits listed on the Exhibit Index on page 123 are filed as a part of this Report or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST

Dated: March 31, 2008	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: March 31, 2008	By:	/s/ Thomas Staples
Thomas Staples
Chief Financial Officer

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

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2007	2006	2005
Real Estate
Balance at beginning of period	$247,401	$215,918	$91,528
Additions during the period:
Consolidation of 5400 Westheimer	-	-	69,543
Consolidation of River City	11,138	-	-
Land	666	6,915	1,591
Buildings and improvements	7,085	24,568	53,256
Balance at end of period	$266,290	$247,401	$215,918
Accumulated Depreciation
Balance at beginning of period	$12,932	$9,267	$4,750
Additions charged to operating expenses	6,282	3,665	4,387
Consolidation of 5400 Westheimer	-	-	130
Balance at end of period	$19,214	$12,932	$9,267

 EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Amended and Restated Declaration of Trust as of December 15, 2005 - Incorporated by reference to Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005	-

3.2	Bylaws of the Trust as restated on November 8, 2005 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed November 10, 2005.	-

3.3	Amendment to Bylaws adopted January 10, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed January 16, 2007	-

3.4	Amendment to Bylaws adopted February 27, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed March 2, 2007	-

4.1	Form of certificate for Shares of Beneficial Interest - Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818.	-

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust - Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	-

4.3	Agreement of Limited Partnership of First Union REIT L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	-

4.5	Amendment No. 1 to Series B-1 Certificate of Designations - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	-

10.1	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002 - Incorporated by reference to Exhibit 10.Q to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002.	-

10.2	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.3	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust and FUR Advisors LLC - Incorporated by reference to Exhibit 10.6 to the Trust’s Form 8-K filed November 10, 2005.	-

10.4	Amendment No. 1 to Amended and Restated Advisory Agreement dated May 17, 2006, between the Trust and FUR Advisors - Incorporated by reference to Exhibit 10.6 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.5	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.6	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.7	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.8	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 23, 2004.	-

10.9	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.11 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.10	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 23, 2004.	-

10.11	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 23, 2004.	-

10.12	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 23, 2004.	-

10.13	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 23, 2004.	-

10.14	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005	-

10.15	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation - Incorporated by reference to Exhibit 10 to the Trust’s Form 8-K filed February 18, 2005.	-

10.16	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	-

10.17	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	-

10.18	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	-

10.19	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	-

10.20	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	-

10.21	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 10, 2005.	-

10.22	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 10, 2005.	-

10.23	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 10, 2005.	-

10.24	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 10, 2005.	-

10.25	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership - Incorporated by reference to Exhibit 10.10 to the Trust’s Form 8-K filed November 10, 2005.	-

10.26	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 21, 2005.	-

10.27	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 21, 2005.	-

10.28	Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated September 21, 2007, among The Lexington Master Limited Partnership, WRT Realty, L.P. and WRP Management LLC (the “Concord Agreement”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed September 27, 2007	-

10.29	Amendment No. 1 to Concord Agreement, dated January 1, 2008 - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 8, 2008	-

10.30	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	-

10.31	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

21	List of Subsidiaries	*

23.1	Consent of Independent Accounting Firm – PricewaterhouseCoopers LLP	*

23.2	Consent of Independent Accounting Firm – Deloitte & Touche LLP	*

23.3	Consent of Independent Auditors - PricewaterhouseCoopers LLP	*

23.4	Consent of Independent Auditors - Tauber & Balser	*

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Consolidated financial statements of Concord Debt Holdings LLC	*

99.2	Consolidated financial statements of Chicago Properties	*

* filed herewith

(a)	Incorporated by reference to the Trust’s 1998 Form 10-K
(b)	Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818
(c)	Incorporated by reference to the Trust’s 1999 Proxy Statement for Special Meeting held May 17, 1999 in lieu of Annual Meeting
(d)	Incorporated by reference to the Trust’s 2002 Form 10-K
(e)	Incorporated by reference to the Trust’s Form 8-K dated November 26, 2003
(f)	Incorporated by reference to the Trust’s Form 8-K dated November 18, 2004
(g)	Incorporated by reference to the Trust’s Form 8-K dated January 1, 2004
(h)	Incorporated by reference to the Trust’s Form 8-K dated March 18, 2005
(i)	Incorporated by reference to the Trust’s Form 8-K dated February 17, 2005
(j)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2005
(k)	Incorporated by reference to the Trust’s Form 8-K dated June 21, 2005
(l)	Incorporated by reference to the Trust’s Form 8-K dated November 10, 2005
(m)	Incorporated by reference to the Trust’s Form 8-K dated December 12, 2005
(n)	Incorporated by reference to the Trust’s Form 8-K dated December 21, 2005
(o)	Incorporated by reference to the Trust’s 2005 Form 10-K
(p)	Incorporated by reference to the Trust’s Form 8-K dated April 4, 2006
(q)	Incorporated by reference to the Trust’s Form 8-K dated May 30, 2006
(r)	Incorporated by reference to the Trust’s Form 8-K dated July 25, 2006
(s)	Incorporated by reference to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006
(t)	Incorporated by reference to the Trust’s Form 8-K dated January 16, 2007
(u)	Incorporated by reference to the Trust’s Form 8-K dated March 2, 2007
(v)	Incorporated by reference to the Trust’s Form 8-K dated November 2, 2006