Form 10-Q
period 2008-03-31
Winthrop Realty Trust
filed 2008-05-12
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008
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

As of May 1, 2008 there were 68,151,840 Common Shares of Beneficial Interest outstanding.

Item 1. Financial Information

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2008

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007

ASSETS

Investments in real estate, at cost
Land	$21,325	$21,325
Buildings and improvements	245,794	244,965
	267,119	266,290
Less - accumulated depreciation	(20,861)	(19,214)
Investments in real estate, net	246,258	247,076

Cash and cash equivalents	98,072	36,654
Restricted cash held in escrows	5,215	5,978
Mortgage-backed securities available for sale pledged under repurchase agreements	-	78,141
Loans receivable, net of reserve of $1,266 and $1,266, respectively	14,869	12,496
Accounts receivable, net of reserve of $161 and $163, respectively	11,867	20,835
Available for sale securities	878	51,804
Preferred equity investment	56,041	74,573
Equity investments	177,523	179,475
Lease intangibles, net	30,541	31,964
Deferred financing costs, net	4,768	5,309
Assets of discontinued operations	1,100	1,112
Other assets	71	30
TOTAL ASSETS	$647,203	$745,447

LIABILITIES

Mortgage loans payable	$235,851	$236,925
Repurchase agreements	-	75,175
Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, $25 per share liquidating preference, 3,690,657 and 3,930,657 shares authorized and outstanding at March 31, 2008 and December 31, 2007, respectively	92,266	98,266
Accounts payable and accrued liabilities	9,442	12,046
Dividends payable	4,417	16,242
Below market lease intangibles, net	4,689	5,021
TOTAL LIABILITIES	346,665	443,675

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	9,978	9,978

SHAREHOLDERS' EQUITY

Common Shares of beneficial interest, $1 par, unlimited authorized, 67,946,708 and 66,291,837 outstanding at March 31, 2008 and December 31, 2007, respectively	67,947	66,292

Additional paid-in capital	363,917	358,145

Accumulated other comprehensive loss	(18,646)	(8,090)

Accumulated distributions in excess of net income	(122,658)	(124,553)

Total Shareholders' Equity	290,560	291,794

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$647,203	$745,447

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)

For the Three Months Ended
March 31,
2008	2007

Revenue
Rents and reimbursements	$10,664	$9,547
Interest and dividends	533	4,449
	11,197	13,996

Expenses
Property operating	1,867	1,163
Real estate taxes	739	420
Depreciation and amortization	3,065	2,618
Interest	5,831	7,647
Impairment loss on available for sale securities	100	-
General and administrative	2,071	1,807
State and local taxes	124	240
	13,797	13,895
Other income
Earnings from preferred equity investments	2,330	6,150
Equity in earnings of equity investments	3,812	1,592
Gain on sale of available for sale securities	2,029	243
Gain on sale of mortgage-backed securities available for sale	454	-
Interest income	228	1,177
	8,853	9,162

Income from continuing operations before minority interest	6,253	9,263

Minority interest	-	613

Income from continuing operations	6,253	8,650

Discontinued operations
Income from discontinued operations	59	51

Net income	$6,312	$8,701

Comprehensive income
Net income	$6,312	$8,701
Change in unrealized gain (loss) on available for sale securities arising during the period	2,023	(2,401)
Change in unrealized gain on mortgage-backed securities available for sale arising during the period	190	603
Change in unrealized loss on interest rate derivatives arising during the period	(651)	(400)
Change in unrealized loss from equity investments	(9,635)	-
Less reclassification adjustment from gains included in net income	(2,483)	(243)

Comprehensive income (loss)	$(4,244)	$6,260

Per Common Share data - Basic
Income from continuing operations	$0.09	$0.12
Income from discontinued operations	-	-
Net income	$0.09	$0.12

Per Common Share data - Diluted
Income from continuing operations	$0.09	$0.12
Income from discontinued operations	-	-
Net income	$0.09	$0.12

Basic Weighted-Average Common Shares	67,082	65,518
Diluted Weighted-Average Common Shares	67,139	65,585

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2008

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)
				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive
	Shares	Amount	Capital	Net Income	Income	Total

Balance, December 31, 2007	66,292	$66,292	$358,145	$(124,553)	$(8,090)	$291,794

Net income	-	-	-	6,312	-	6,312
Dividends paid or accrued on common shares of beneficial interest ($0.065 per share)	-	-	-	(4,417)	-	(4,417)
Change in unrealized gain on available for sale securities, net of reclassification adjustment for amounts included in net income	-	-	-	-	(6)	(6)
Change in unrealized gain on mortgage-backed securities held for sale, net of reclassification adjustment for amounts included in net income	-	-	-	-	(264)	(264)
Change in unrealized loss on interest rate derivatives	-	-	-	-	(651)	(651)
Change in unrealized loss from equity investments	-	-	-	-	(9,635)	(9,635)
Stock issued pursuant to dividend reinvestment plan	322	322	1,309	-	-	1,631
Conversion of Series B-1 preferred shares to common shares	1,333	1,333	4,463	-	-	5,796

Balance, March 31, 2008	67,947	$67,947	$363,917	$(122,658)	$(18,646)	$290,560

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31
	2008	2007
Cash flows from operating activities
Net income	$6,312	$8,701
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of deferred financing costs)	2,021	1,949
Amortization of lease intangibles	1,473	1,140
Straight-lining of rental income	225	271
Earnings of preferred equity investments less than distributions	116	27
Earnings in excess of distributions of equity investments	(2,596)	(1,592)
Restricted cash held in escrows	840	(662)
Minority interest	-	613
Gain on sale of mortgage-backed securities available for sale	(454)	-
Gain on sale of available for sale securities	(2,029)	(243)
Impairment loss	100	-
Bad debt (recovery) expense	(2)	3
Interest receivable on loans	(41)	(135)
Net change in accounts receivable	8,745	899
Net change in accounts payable and accrued liabilities	(3,359)	(1,417)
Net change in other assets	(71)	103

Net cash provided by operating activities	11,280	9,657

Cash flows from investing activities
Investments in real estate	(1,065)	(8,530)
Proceeds from repayments of mortgage-backed securities available for sale	78,318	8,499
Return of equity on equity investments	-	10,000
Investment in equity investments	(5,087)	(7,000)
Proceeds from preferred equity investments	18,416	5,506
Purchase of available for sale securities	(4,850)	(142)
Proceeds from sale of available for sale securities	57,699	1,351
Increase in restricted cash held in escrows	(107)	(754)
Issuance and acquisition of loans receivable	(2,465)	(17)
Collection of loans receivable	133	-

Net cash provided by investing activities	140,992	8,913

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued from previous page)

	For the Three Months Ended
	March 31,
	2008	2007

Cash flows from financing activities
Repayment of borrowings under repurchase agreements	$(75,175)	$(7,677)
Proceeds from mortgage loans payable	161	5,600
Restricted cash held in escrows	30	40
Principal payments of mortgage loans payable	(1,235)	(1,028)
Payments of loans payable	-	(4)
Deferred financing costs	(24)	(184)
Contribution by minority interests	-	787
Distribution to minority interests	-	(1,780)
Dividends paid on Common Shares	(16,242)	(7,844)
Issuance of Common Shares through dividend reinvestment plan	1,631	1,200

Net cash used in financing activities	(90,854)	(10,890)

Net increase in cash and cash equivalents	61,418	7,680
Cash and cash equivalents at beginning of period	36,654	89,463
Cash and cash equivalents at end of period	$98,072	$97,143

Supplemental Disclosure of Cash Flow Information

Interest paid	$9,237	$7,062

Taxes paid	$39	$80

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on Common Shares	$4,417	$3,933

Capital expenditures accrued	$254	$8

Conversion of Series B-1 Preferred Shares into Common Shares	$5,796	$-

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Winthrop Realty Trust (the “REIT”) is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 31, 2005, which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments.

The REIT conducts its business through WRT Realty L.P., a Delaware limited partnership (the “Operating Partnership”). The REIT is the sole general partner of, and owns directly and indirectly 100% of the limited partnership interests in the Operating Partnership. All references to the “Trust” refer to the REIT and its consolidated subsidiaries, including the Operating Partnership.

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas: (i) ownership of operating properties (‘Operating Properties”); (ii) origination and acquisition of loans and debt securities secured directly or indirectly by commercial real property (“Loan Assets and Loan Securities”), including collateral mortgage-backed securities and collateral debt obligation securities; and (iii) equity interests in other REITs (“REIT Equity Interests”).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated financial statements represent the consolidated results of the REIT, its wholly-owned taxable REIT subsidiary, WRT TRS Management Corp., the Operating Partnership, wholly-owned subsidiaries and certain partially-owned entities in which the Operating Partnership owns either (i) a controlling interest or (ii) is the primary beneficiary. All significant intercompany amounts have been eliminated.  The Trust accounts for its investments in companies in which it has the ability to significantly influence, but does not have a controlling interest, by using the equity method of accounting.

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

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

During the quarter ended March 31, 2008, there were no new loans or investments that required evaluation pursuant to FIN 46R. In addition, there were no reconsideration events on the Trust’s existing loans or investments that would require evaluation under FIN 46R.

As of March 31, 2008, the Trust has identified each of (i) its interest in WRT-Vision Holding LLC (“WRT-Vision Holding”), (ii) its venture with Sealy & Company, Inc. (“Sealy”) in Nashville, Tennessee and (iii) four convertible mezzanine loans related to its preferred equity investment in the Marc Realty portfolio to be variable interests in a VIE.

The Trust has determined that (i) it is the primary beneficiary of WRT-Vision Holding and consolidates this investment, (ii) it is not the primary beneficiary in the Sealy venture and utilizes equity accounting for this investment, and (iii) it is not the primary beneficiary of the underlying borrowing entity of the four mezzanine loans and accounts for this investment as a preferred equity investment.

Earnings Per Share

The Trust has calculated earnings per share in accordance with SFAS No.128, Earnings Per Share and EITF 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128 Earnings Per Share.” SFAS No.128 requires that common share equivalents be excluded from the weighted-average shares outstanding for the calculation of basic earnings per share. EITF 03-06 requires that computation of earnings per share reflect the impact of participating securities. The holders of the Series B-1 Cumulative Convertible Redeemable Preferred Shares (“Series B-1 Preferred Shares”) are entitled to receive cumulative preferential dividends equal to the greater of (i) 6.5% of the liquidation preference or (ii) cash dividends paid on the common shares. The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Basic
Income from continuing operations	$6,253	$8,650
Allocation of undistributed earnings to Series B-1 Preferred Shares	(339)	(988)
Income from discontinued operations	59	51

Net income applicable to Common Shares for earnings per share purposes	$5,973	$7,713

Basic weighted-average Common Shares	67,082	65,518

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

	Three Months Ended March 31,
	2008	2007
Income from continuing operations	$0.09	$0.12
Income from discontinued operations	-	-
Net income per Common Share	$0.09	$0.12
Diluted
Income from continuing operations	$6,253	$8,650
Allocation of undistributed earnings to Series B-1 Preferred Shares	(339)	(988)
Income from discontinued operations	59	51

Net income applicable to Common Shares for earnings per share purposes	$5,973	$7,713

Basic weighted-average Common Shares	67,082	65,518
Convertible Preferred Shares (1)	-	-
Stock options	57	67
Diluted weighted-average Common Shares	67,139	65,585

Income from continuing operations	$0.09	$0.12
Income from discontinued operations	-	-
Net income per Common Share	$0.09	$0.12

(1)
The Trust’s Series B-1 Preferred Shares were anti-dilutive for the three months ended March 31, 2008 and 2007 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per share.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective in fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Trust partially adopted SFAS No. 157 on January 1, 2008 consistent with FSP No. FAS 157-2. To the extent financial assets and liabilities are measured at fair value, SFAS No. 157 did not materially change the Trust’s fair value measurements for any of its existing financial statement elements. SFAS No. 157 did change the reported value of the Trust’s derivative obligations but did not have a material effect on its liabilities and other comprehensive income. As a result, the adoption of SFAS No. 157 did not have a material impact on the Trust’s financial condition, liquidity or results of operations.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

In February 2007, the FASB issued SFAS No.159, The Fair Value Option Financial Assets and Financial Liabilities. This Statement provides a “Fair Value Option” under which a company may irrevocably elect fair value as the measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on an instrument by instrument basis with changes in fair value recognized in earnings as those changes occur. The effective date of this Statement is the beginning of the first fiscal year end that begins after November 15, 2007. The Trust adopted SFAS No. 159 on January 1, 2008. The Trust did not elect to measure any items at fair value pursuant to the provisions of SFAS No. 159. As a result, the adoption of SFAS No. 159 did not have a material impact on the Trust’s financial condition, liquidity or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any minority interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Trust is currently assessing the potential impact that the adoption of SFAS 141(R) will have on its financial position and results of operations.

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

In February 2008, the FASB issued a FASB Staff Position (“FSP”) on Accounting Transfers of Financial Assets and Repurchase Financing Transactions “FSP FAS 140-3.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. As a result of the prospective nature of the adoption, the Trust does not expect the adoption of the FSP to have a material impact on its financial position, liquidity or results of operations unless it enters into transactions of this type after January 1, 2009.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning on or after November 15, 2008. The Trust believes that the adoption of SFAS 161 will not have a material effect on its consolidated financial statements.

3. Fair Value Measurement

On January 1, 2008, the Trust adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurement (Continued)

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Trust’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Cash Equivalents

The Trust’s cash equivalents are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

Available for Sale Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include residual interests in securitizations and other less liquid securities.

Derivative Financial Instruments

Currently, the Trust uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurement (Continued)

Derivative Financial Instruments (Continued)

To comply with the provisions of SFAS No. 157, the Trust incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Trust has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008
(in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance at March 31, 2008

Cash equivalents	$52,861		$	$ -	$52,861
Available for sale securities	$878	$-		$-	$878

Liabilities
Derivative financial instruments	$-	$787		$-	$787

4. Acquisitions, Loan Originations, Dispositions and Financings

On January 28, 2008, the Trust sold all of its mortgage-backed securities available for sale, resulting in a gain on sale of $454,000 and the repayment of the then outstanding balance of the repurchase agreements for which the securities had been pledged as collateral.

On March 20, 2008, one of the properties in the Marc Realty portfolio, 999 East Touhy, Chicago, Illinois, in which the Trust held a 7.65% convertible mezzanine loan and a preferred interest, was sold to an unaffiliated third party. The Trust received $1,706,000, exclusive of interest, on its original investment of $736,000. The Trust recognized additional equity income of $959,000 with respect to this sale.

On March 25, 2008, the Trust sold all of its 3,500,000 common shares held in Lexington Realty Trust in a block trade for a net sales price of approximately $52,849,000. The Trust recognized a gain of approximately $2,029,000 with respect to this transaction.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions, Loan Originations, Dispositions and Financings (Continued)

On March 28, 2008, one of the properties in the Marc Realty portfolio, 180 North Michigan, Chicago, Illinois, satisfied their first mortgage bridge loan to the Trust in the amount of $17,459,000. The Trust had accounted for this investment as a preferred equity investment.

5. Preferred Equity Investments

At March 31, 2008, the Trust’s Marc Realty portfolio consisted of two participating second mortgage loans and 18 convertible mezzanine loans, together with an equity investment in each mezzanine borrower, in the aggregate amount of approximately $54,850,000. Each loan is collateralized by the applicable borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex primarily in the Chicago business district or suburban area. Each borrower holds a 100% interest in the applicable Property Owner. Each loan bears interest at 7.65%, matures on April 18, 2012 and requires monthly payments of interest only. The Trust recognized earnings from preferred equity investments of approximately $1,371,000 and $1,316,000 for the three months ended March 31, 2008 and 2007, respectively. The second mortgage and mezzanine loan agreements contain conversion rights, which may currently be exercised by either the Trust or Marc Realty.

In addition, both the Trust and Marc Realty have made loans (“TI/Capex Loans”) to certain of the Property Owners to cover the costs of tenant improvements and capital expenditures at their respective properties. At March 31, 2008, both the Trust and Marc Realty had each made approximately $14,776,000 in TI/Capex Loans. The TI/Capex Loans bear interest of 8.50% per annum, mature in 2012 and are collateralized by a subordinate mortgage on the applicable property.

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of	As of
	March 31, 2008	December 31, 2007

Condensed Balance Sheet
Investment in real estate, net	$161,782	$168,755
Prepaid expenses and deposits in escrow	7,655	8,446
Cash and cash equivalents	2,056	3,290
Receivables and other assets	31,055	32,469

Total Assets	$202,548	$212,960

Nonrecourse mortgage debt	275,422	$278,868
Other liabilities	25,989	28,159

Total Liabilities	301,411	307,027

Partners' Deficit	(98,863)	(94,067)

Total Liabilities and Partners' Deficit	$202,548	$212,960

On the Trust's Consolidated Balance Sheet:
Preferred Equity Investment (1)	$56,041	$74,573

(1)	Includes capitalized acquisition cost of $801 and $812 at March 31, 2008 and December 31, 2007, respectively.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Preferred Equity Investments (Continued)
	For the Three Months Ended
	March 31,	March 31,
	2008	2007

Condensed Statements of Operations
Revenue	$15,497	$13,883
Operating expenses	(8,119)	(6,673)
Interest expense	(4,191)	(3,730)
Real estate taxes	(2,569)	(2,494)
Depreciation and amortization	(3,108)	(3,011)
Other expenses, net	(629)	(610)
Loss from continuing operations	(3,119)	(2,635)
Discontinued operations
Loss from discontinued operations	(1,047)	(450)
Gain on sale of property	3,344	26,628
Income from discontinued operations	2,297	26,178

Net income (loss)	$(822)	$23,543

On the Trust's Consolidated
Statement of Operations and Comprehensive Income:
Equity in earnings of Preferred
Equity Investment	$2,330	$6,150

6. Equity Investments

The Trust’s equity investments at March 31, 2008 are summarized as follows (in thousands):

	Concord Debt Holdings, LLC	Sealy Northwest Atlanta, LP	Sealy Airpark Nashville LP	Lex-Win Acquisition LLC	Total

Equity investments at December 31, 2007	155,461	4,755	8,372	10,887	179,475
Contributions	5,087	-	-	-	5,087
Distributions/return of capital	-	(343)	(359)	(514)	(1,216)
Equity in other comprehensive loss	(9,635)	-	-	-	(9,635)
Equity in earnings (loss)	4,076	(138)	(283)	157	3,812

Equity investments, March 31, 2008	$154,989	$4,274	$7,730	$10,530	$177,523

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Equity Investments (Continued)

Concord Debt Holdings, LLC

Concord Debt Holdings LLC (“Concord”) is a joint venture between the Trust and Lexington Realty Trust (“Lexington”) formed for the purpose of acquiring and originating a diversified portfolio of loan assets and loan securities. At March 31, 2008, both the Trust and Lexington have each committed to invest $162,500,000 in Concord, all of which was contributed at March 31, 2008. In addition to the capital contributions made by the Trust and Lexington, Concord currently seeks to finance its loan assets and loan securities through various financing structures including repurchase facilities, credit lines, term loans and securitizations. Concord may also seek additional capital through sales of preferred or common equity in Concord.

All of Concord’s loan assets and loan securities were performing in accordance with their terms at March 31, 2008. On March 28, 2008 Concord sold to a non-affiliated third party its $44 million interest in the most senior level mezzanine loan secured by a portfolio of four office buildings in New York City, which investment went into default when the loan matured in February 2008. Concord sold the note at par together with accrued and unpaid interest and late charges. Concord retains a contingent obligation through December 31, 2009, which is subject to certain conditions, to return a portion of the purchase price equal to 2.75% of any shortfall by the first mortgage lender on its $1.6 billion loan secured by these properties. In consideration for entering into this arrangement, Concord will receive a fee over the term of the arrangement dependent upon the then outstanding amount of the contingent obligation. Concord has concluded that the transfer of the note to the non-affiliated third party has qualified as a sale under the applicable provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Summary financial information of Concord is as follows (in thousands):

	As of	As of
	March 31, 2008	December 31, 2007

Condensed Balance Sheets
Cash and restricted cash	$30,188	$19,094
Real estate debt investments	908,834	952,035
Available for sale securities, net	167,616	188,073
Other assets	11,504	12,770

Total assets	$1,118,142	$1,171,972

Repurchase agreements	421,685	472,324
Collateralized debt obligations	366,650	376,650
Accounts payable and other liabilities	19,729	11,974
Minority interest	102	102
Accumulated other comprehensive loss	(36,050)	(16,780)
Members' capital	346,026	327,702

Total liabilities and members' capital	$1,118,142	$1,171,972

On the Trust's Consolidated Balance Sheets:
Equity investment in venture	$154,989	$155,461

	For the Three Months Ended
	March 31,	March 31,
	2008	2007

Condensed Statements of Operations
Interest and other income	$20,039	$11,154
Interest expense	(10,853)	(6,669)

Impairment loss on available for sale securities	(5,378)	-
Gain on extinguishment of debt	5,150	-
General and administrative	(808)	(970)

Net income	$8,150	$3,515

On the Trust's Consolidated
Statement of Operations and
Comprehensive Income:
Equity in earnings of equity investment	$4,076	$1,758

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Equity Investments (Continued)

Concord Debt Holdings, LLC (Continued)

Concord’s loan securities are treated as available for sale securities and, accordingly, are marked-to-market on a quarterly basis based on management’s assessment. During the three months ended March 31, 2008, Concord’s portfolio of available for sale securities experienced declines in fair value to amounts below their amortized cost basis totaling approximately $16,900,000.

Concord also assesses whether declines in the fair value of available for sale securities represent other-than-temporary impairment. In making this assessment, Concord considers the duration and extent of unrealized losses, its ability to hold such securities until a full recovery of its cost basis, and the financial prospects of the collateral underlying the CMBS, CDO and REMIC securities. Although Concord’s available for sale securities are all performing in accordance with their terms and Concord intends to hold these loan securities on a long term basis, due to the duration and extent of the decline in fair value of three available for sale securities, Concord, in accordance with GAAP, determined that the decline in fair value was other-than-temporary in nature as defined by FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities and related interpretations. Accordingly, Concord has written-down its cost basis of these securities to their estimated fair values at March 31, 2008 and has recognized impairment losses on the other-than-temporary impairment of these securities totaling $5,378,000.

Unrealized losses represent declines in the fair value of available for sale securities that Concord did not consider other-than-temporarily impaired at March 31, 2008. There were approximately 37 securities comprising the unrealized loss balance of $19,359,000.

Information pertaining to Concord’s credit facilities collateralized by the investments and available for sale securities as of March 31, 2008 and December 31, 2007 is as follows (in thousands):

		March 31, 2008		December 31, 2007
	Line	Debt Carrying	Collateral	Debt Carrying	Collateral
	Amount	Value	Carrying Value	Value	Carrying Value

Repurchase agreement with Column Financial, Inc. as counter-party, expiration March 30, 2009, renewable monthly, interest is variable based on one month LIBOR plus 85 to 135 basis points, weighted average of 3.94% and 5.84%, respectively. (2) (4) (5)	$350,000	$268,670	$370,468	$308,508	$412,561

Repurchase agreement with Bear Stearns Funding, Inc. as counter-party, expiration November 15, 2008, renewable monthly, interest is variable based on one month LIBOR plus 85 to 115 basis points, weighted average of 3.55% and 5.49%, respectively. (2) (4)	150,000	41,172	57,552	48,710	82,258

Repurchase agreement with Greenwich Capital Financial Properties, matures on December 30, 2012, interest is variable based on 1-month LIBOR rate plus 1%, weighted average of 3.82% and 5.85%, respectively. (1)	-	59,613	70,451	59,613	70,146

Repurchase agreement with Greenwich Capital Financial Properties, matures on December 15, 2008, interest is based on 1-month LIBOR rate plus 1%, weighted average of 3.59% and 5.90%, respectively. (1)	-	36,016	51,452	39,079	55,827

Repurchase agreement with Column Financial Inc., matures on March 9, 2009, interest is variable based on 1-month LIBOR rate plus 1%, weighted average of 3.61% and 5.95%, respectively. (1) (3)	-	16,214	25,416	16,414	25,270

Revolving credit facility with KeyBank National Association, matures on March 7, 2010, interest is variable based on 1-month LIBOR rate plus 175 to 225 basis points	100,000	-	-	-	-

	$600,000	$421,685	$575,339	$472,324	$646,062

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Equity Investments (Continued)

Concord Debt Holdings, LLC (Continued)

(1)	Repurchase facilities cover specific loan assets and may not be used for any other loan assets.
(2)
Repurchase facilities may be used for multiple loan assets and loan securities subject to the repurchase counterparty’s consent. Repurchase counterparties have advised that no additional advance will be made except, if at all, in connection with loans assets or debt securities acquired from the repurchase counterparty.

(3)	Concord may extend for up to three one-year extensions.
(4)
Interest rate is based on type of loan asset or loan security for which financing is provided. Weighted average at March 31, 2008 on the Column repurchase facility was 3.94% and on the Bear Stearns repurchase facility was 3.55%.

(5)	Concord may extend for two additional years.

Concord has entered into interest rate swaps with a total notional amount at March 31, 2008 of $203.3 million to manage exposure to interest rate movements affecting interest payments on certain variable-rate obligations.

On March 7, 2008, Concord entered into a $100 million secured revolving credit facility with KeyBank National Association. The credit facility enables Concord to finance existing assets as well as new assets acquired by Concord. The initial maximum borrowings under the loan are $100 million, expandable to $350 million, upon compliance with certain conditions. Borrowings under the facility will bear interest at spreads over LIBOR ranging from 1.75% to 2.25%, depending on the underlying loan asset or debt security for which such borrowing is made. The facility, inclusive of extension rights, will mature in March 2011. No amounts were outstanding under this line at March 31, 2008.

Collateralized Debt Obligations

The following table outlines borrowings under Concord’s collateralized debt obligation as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
	Debt	Collateral	Debt	Collateral
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
CDO I – Issued seven investment grade tranches December 21, 2006. Reinvestment period through December 21, 2011. Matures on December 21, 2016. Interest rate variable based on one-month LIBOR; the weighted average note rate was 3.10% and 5.37%, respectively	$366,650	$464,970	$376,650	$464,601

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Debt

The Trust’s debt obligations are summarized as follows (dollars in thousands):

		Spread Over	Interest Rate as of	Balance as of	Balance as of
	Maturity	LIBOR/Prime	March 31, 2008	March 31, 2008	December 31, 2007
Mortgage Loans Payable Fixed Interest Rate:

Amherst, NY	October 2013	—	5.65%	$17,186	$17,276
Indianapolis, IN	April 2015	—	5.82%	4,432	4,447
Houston, TX	April 2016	—	6.49%	69,143	69,801
Andover, MA	February 2011	—	6.60%	6,475	6,503
S. Burlington, VT	February 2011	—	6.60%	2,775	2,787
Chicago, IL	March 2016	—	5.75%	21,581	21,600
Lisle, IL	June 2016	—	6.26%	24,600	24,600
Lisle, IL	March 2017	—	5.55%	5,600	5,600
Kansas City, KS	June 2012	—	7.04%	6,054	5,893
Orlando, FL	July 2017	—	6.40%	39,927	40,034

Variable Interest Rate:

Various	June 2009 (2)	LIBOR + 1.75%	(1)	28,578	28,884
Chicago, IL	March 2009	Prime + 0.50%	8.75%	9,500	9,500

Total Mortgage Loans Payable				$235,851	$236,925

(1)
As a result of the Trust entering into an interest rate swap agreement in the notional amount of $26,000,000, the Trust has effectively converted the floating interest rate to a fixed rate of 5.80% through December, 2009. The remaining principal amount of $2,578,000 remains variable at LIBOR plus 1.75% (which equated to 6.50% at March 31, 2008).

(2)	The Trust has two one-year extension options which would extend the maturity date to June 30, 2011.

8. Revolving Line of Credit

The Trust has a line of credit with KeyBank National Association (“KeyBank”) pursuant to which the Trust can borrow on a revolving basis up to $70,000,000. The revolving credit line matures December 16, 2008 with the option by the Trust to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on the Trust’s leverage ratio and range from LIBOR plus 1.5% to LIBOR plus 2.25%. In addition, to the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 1.35%. The Trust is required to pay a 15 or 25 basis point fee on the unused portion of the line, depending upon the outstanding balance borrowed. The Trust paid fees of $44,000 on the unused portion of the line for the three months ended March 31, 2008.

At March 31, 2008 and December 31, 2007, there were no amounts outstanding under the credit line.

9. Hedge Instruments

The table below presents information about the Trust’s interest rate swaps at March 31, 2008 (dollars in thousands):

Maturity	Swap Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value/ Carrying Value	Unrealized Loss on Settled Swap	Gross Unrealized Loss For the Three Months Ended March 31, 2008

December 2009	4.05%	$26,000 (1)	$-	$(787)	$(38)	$(621)

(1)	represents a swap agreement related to the KeyBank loan collateralized by the Finova portfolio.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Hedge Instruments (Continued)

No hedge ineffectiveness as defined by FAS No. 133 on cash flow hedge was recognized for the three months ended March 31, 2008.

10. Common Shares of Beneficial Interest

Pursuant to its Dividend Reinvestment and Stock Purchase Plan, the Trust issued approximately 322,000 Common Shares on January 15, 2008 for a gross sales price of approximately $1,631,000 ($5.07 per share). In addition, during the three months ended March 31, 2008, the Trust issued approximately 1,333,000 Common Shares in connection with the conversion of 240,000 Series B-1 Preferred Shares. Conversion of shares is treated as an equity transaction and any cost related to the Series B-1 Preferred Shares issuance is recorded as a reduction in paid in capital.

The Trust has distributed to its shareholders of record on April 11, 2008 non-transferable rights to subscribe for and purchase up to an aggregate of 8,845,036 of its Common Shares at $4.27 per share. Each shareholder will receive one basic subscription right for every 10 Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every 10 Common Shares issuable upon conversion of such preferred shares, as of the April 11, 2008 record date. Shareholders who exercise their basic subscription right in full will also be entitled to purchase additional shares pursuant to an oversubscription right to the extent holders do not fully subscribe for their basic subscription rights. The rights offering is scheduled to expire on May 12, 2008 but may be extended for up to 30 business days.

11. Related-Party Transactions

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

The following table sets forth the fees and reimbursements paid by the Trust for the three months ended March 31, 2008 and 2007 to FUR Advisors and Winthrop Management L.P. (in thousands):

	Three Months Ended
	2008		2007

Asset Management (1)	$1,323	(3)	$1,166	(4)
Property Management (2)	61		62

(1) Payable to FUR Advisors.
(2) Payable to Winthrop Management L.P.
(3) Before credit of $63 discussed below.
(4) Before credit of $58 discussed below.

In connection with the Newkirk/Lexington merger, the Trust received a $4,400,000 credit to be utilized on a go forward basis in offsetting the quarterly advisory fees payable under the Advisory Agreement or in cash if the credit was not fully utilized after eight fiscal quarters. The Trust utilized $1,108,000 of this amount to offset the base management fee payable for the quarter ended March 31, 2007. As of September 30, 2007, the Trust had fully utilized the credit to offset future base management fees.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Related-Party Transactions (Continued)

During the three months ended March 31, 2008 and 2007, WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors and the entity retained to provide accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”), received fees totaling $471,000 and $737,000, respectively, in accordance with the terms of the agreement with WRP Sub-Management. Of these amounts, $125,000 and $116,000 were paid to Winthrop Realty Partners, L.P. to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord (the “Affiliate Amount”).  Because the Trust pays an advisory fee to FUR Advisors, the Trust is entitled to receive a credit against the base management fee payable to FUR Advisors equal to 50% of the Affiliate Amount. For the three months ended March 31, 2008 and 2007, the Trust received and utilized a credit of $63,000 and $58,000, respectively, against the base management fee.

On March 24, 2008, the Trust acquired two classes of securities issued by CDO-1 with a face value of $10,000,000 for $4,850,000. The Trust subsequently sold these securities to Concord on March 31, 2008 for a price of $4,850,000.

In connection with the resignation by Michael L. Ashner, the Trust’s Chairman and Chief Executive Officer, as an officer and trustee of Lexington which was effective March 20, 2008, the Trust consented to FUR Advisors entering into a consulting agreement with Lexington pursuant to which FUR Advisors is to provide consulting services to Lexington through December 31, 2008.  For providing these services, FUR Advisors is entitled to a fee of $1,500,000 (the “Consulting Fee”), which is to be paid in monthly installments of $167,000.  In consideration for granting its consent, the Trust is entitled to a credit against the base management fee payable by the Trust to FUR Advisors equal to the Consulting Fee.  Accordingly, the Trust expects to receive a credit of $1,500,000 against the base management fee payable during the remainder of 2008.

12. Business Segments

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

The Trust has determined that it has three reportable operating segments: Operating Properties, Loan Assets and Loan Securities, and REIT Equity Interests. The reportable segments were determined based on the Trust’s method of internal reporting.

The Operating Properties segment includes all of the Trust’s wholly and partially owned operating properties.

The Loan Assets and Loan Securities segment includes all of the Trust’s activities related to real estate loans.

The REIT Equity Interests segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies.

In addition to our three business segments, the Trust reports non-segment specific income and expense under Corporate Income (Expense).

The accounting policies of the segments are the same as those described in Note 2.

The following table presents a summary of the Trust’s assets held in each business segment as of March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
Identifiable Assets
Operating Properties	$290,227	$293,241
Loan Assets and Loan Securities	225,898	320,671
REIT Equity Interests	11,408	71,353
Other (1)	119,670	60,182
Total Assets	$647,203	$745,447

(1) Includes cash and cash equivalents.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Business Segments (Continued)

The following table presents a summary of revenues from Operating Properties, Loan Assets and Loan Securities and REIT Equity Interests and expenses incurred by each segment for the three months ended March 31, 2008 and March 31, 2007. The Trust defines net operating income for each segment presented as the segment’s revenue and other income less operating expenses. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under Corporate Income (Expense).

Business Segments (in thousands)

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
Operating Properties
Rents and reimbursements	$10,664	$9,547
Operating expenses	(1,867)	(1,163)
Real estate taxes	(739)	(420)
Equity in loss of Sealy Northwest Atlanta, L.P.	(138)	(166)
Equity in loss of Sealy Airpark Nashville L.P.	(283)	-
Net operating income	7,637	7,798

Loan Assets and Loan Securities
Interest	506	3,136
Equity in earnings of preferred equity investment	2,330	6,150
Equity in earnings of Concord Debt Holdings, LLC	4,076	1,758
Gain on sale of mortgage-backed securities	454	-
Net operating income	7,366	11,044

REIT Equity Interests
Dividends	27	1,313
Gain on sale of real estate securities	2,029	243
Equity in earnings of Lex-Win Acquisition, LLC	157	-
Impairment loss on available for sale securities	(100)	-
Net operating income	2,113	1,556

Net Operating Income	17,116	20,398

Less – Depreciation and Amortization	3,065	2,618

Less – Interest Expense
Operating Properties	3,783	3,529
Loan assets and loan securities	206	2,176

Corporate Income (Expense)
Interest income	228	1,177
Interest expense	(1,842)	(1,942)
General and administrative (1)	(2,071)	(1,807)
State and local taxes	(124)	(240)

Income from continuing operations before minority interest	6,253	9,263
Minority interest	-	(613)
Income from continuing operations	6,253	8,650

Income from discontinued operations	59	51

Net Income	$6,312	$8,701
Capital Expenditures
Operating properties	$829	$709

(1)	After credits - See Note 11.

 13. Subsequent Event

On April 14, 2008, the Trust made an additional $3,923,000 mezzanine loan in its Marc Realty Portfolio to the entity that holds the 180 N. Michigan Property.  The mezzanine loan has the same terms as the other Marc Realty mezzanine loans except interest on the loan is paid at 8.5% current.  The Trust continues to hold its equity interest in the borrower which entitles it to share in capital proceeds and, unlike the Trust’s equity interests in the other Marc Realty Portfolio borrowers, cash flow.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2007 under “Forward Looking Statements” and “Item 1A. Risk Factors,” as well as our other filings with the SEC. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in this report.

Overview

Winthrop Realty Trust, which together with its subsidiaries we refer to as the Trust, we, us, and Company, is a real estate investment trust, which we refer to as a REIT, engaged in the business of owning real property and real estate related assets. With certain self-imposed limitations, we will seek opportunities to invest in or acquire most types of real estate assets or securities. We operate in three strategic business segments: (i) Operating Properties; (ii) Loan Assets and Loan Securities; and (iii) REIT Equity Interests. We acquire assets through direct ownership as well as through entering into specific strategic alliances and ventures. In particular, we have entered into two significant venture arrangements. Our venture with Marc Realty LLC, which we refer to as Marc Realty, a Chicago area real estate company, is our primary vehicle for investments in the Chicago metropolitan area. In addition, since its formation in March 2006, we have acquired substantially all of our loan assets and loan securities through Concord Debt Holdings LLC, which we refer to as Concord, a venture with Lexington Realty Trust, which we refer to as Lexington. As opportunities present themselves, we will continue to seek to enter into venture arrangements with regional or specialized real estate professionals with extensive experience in a particular market or asset type as well as seeking to enter into strategic co-investment ventures managed by us with institutional and high net worth investors to enhance our total return through acquisition, asset management and other fees, and a promoted economic interest. In addition, pursuant to the terms of the agreement with Lexington, we will not make any future direct investments in net lease or single-tenant properties through December 31, 2008.

Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing. We seek to achieve this objective by identifying and investing in discrete real estate investments as well as entering into ventures including arrangements with regional or specialized real estate professionals with extensive experience in a particular market or asset type. We seek to identify and invest in discrete real estate investments including investments through ventures. As market conditions dictate, we will focus our investment activity in one or more of our business segments and aggressively pursue such opportunities.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

In light of the change in the economic environment that has taken place over the last few quarters, we focused our attentions primarily on protecting against and preparing for the rigors of this changed environment. Each of our investment platforms and investments is essentially a standalone business such that any potential problems or liabilities which might occur are limited to that specific platform or investment. Consequently, our exposure is in each case limited to our equity in that particular investment and not to us as a whole. Further, inclusive of extension rights, the secured debt of our wholly owned assets has no debt maturing in 2008, approximately $9.5 million or 4% of the total outstanding debt maturing in 2009, and the balance of approximately $226.4 million or 96% of our total debt maturing in 2011 or later. In addition, the Trust has an unused credit facility of $70 million. With respect to Concord, approximately 47% of the platform’s debt obligations mature in December of 2016 and 43% has extension rights to March 2011 at a minimum. The remaining approximately 10% of its debt, or $77.2 million, has a maturity of less than one year. Moreover, we recently obtained for Concord its own $100 million three year term revolver with which to make new investments as well as to reduce the amount of its existing outstanding liabilities if needed.

We intend to fund our investments through one or more of the following: cash, borrowings under our credit facility, property loans, issuance of debt and equity, and ventures with third parties. Toward that end, we recently filed with the Securities and Exchange Commission a registration statement on Form S-3 to enable us to sell 8,845,036 of our Common Shares of Beneficial Interest, which we refer to as Common Shares, pursuant to a rights offering to the existing holders of our Common Shares and our Series B-1 Cumulative Convertible Redeemable Preferred Shares, which we refer to as our Series B-1 Preferred Shares. As investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities. Therefore, the sale of these investments is an important part of our overall earnings and may result in uneven earnings that may vary greatly from quarter to quarter.

We measure our success in meeting this objective by a number of factors, including increases in diluted per share net income, cash returns generated by our investments, cash flow from operating activities, shareholder equity and total return to our shareholders. During the three months ended March 31, 2008 and 2007 our operating results were as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Net income	$6,312,000	$8,701,000

Net income per Common Share, basic	$0.09	$0.12

Net income per Common Share, diluted	$0.09	$0.12

Net cash flow provided by operating activities	$11,280,000	$9,657,000

At March 31, 2008 and December 31, 2007, total assets and total shareholders’ equity were as follows:

	March 31, 2008	December 31, 2007

Total assets	$647,203,000	$745,447,000

Total shareholders’ equity	$290,560,000	$291,794,000

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

Our activities are administered by FUR Advisors LLC, which we refer to as our advisor, an entity controlled by and partially owned by our executive officers. Pursuant to the terms of an advisory agreement, our advisor is entitled to receive a base management fee and an incentive fee.  In addition, our advisor or its affiliate is also entitled to receive property and construction management fees at commercially reasonable rates as determined by our independent trustees.  The incentive fee is only payable to the extent that holders of our Common Shares receive aggregate distributions above a threshold amount.  At March 31, 2008, the threshold amount was $339,087,000. If we were to liquidate or sell all or a substantial portion of our assets at March 31, 2008, based upon a per share price equal to the closing price on the last day of the quarter ($4.12 per share at March 31, 2008), the amount payable to our advisor as incentive fee compensation would be approximately $5,066,000 based on 88,458,000 shares outstanding on a fully diluted basis.  Although the foregoing calculation of the incentive fee is based on the closing price of our Common Shares on the last day of the quarter, if the advisory agreement were terminated, the actual incentive fee payable would be based on an appraised valuation or the liquidation proceeds received for our assets. At such time as shareholders’ equity exceeds the threshold amount, we will record a liability equal to approximately 20% of the difference between shareholders’ equity and the threshold amount in accordance with GAAP.

Since January 1, 2008, we have entered into the following transactions:

•
On January 28, 2008, we sold all of our mortgage-backed securities available for sale, resulting in a gain on sale of $454,000 and the repayment of the then outstanding balance of the repurchase agreements for which the securities had been pledged as collateral.

•
On March 20, 2008, one of the properties in the Marc Realty portfolio, 999 East Touhy, Chicago, Illinois, in which we held a 7.65% convertible mezzanine loan and a preferred interest, was sold to an unaffiliated third party. We received $1,706,000, exclusive of interest, on our original investment of $736,000. We recognized additional equity income of $959,000 with respect to this sale.

•
On March 25, 2008, we sold all of our 3,500,000 common shares held in Lexington Realty Trust in a block trade for a net purchase price of approximately $52,849,000. We recognized a gain of approximately $2,029,000 with respect to this transaction.

•
On March 28, 2008, one of the properties in the Marc Realty portfolio, 180 North Michigan, Chicago, Illinois, satisfied their first mortgage bridge loan to the Trust in the amount of $17,459,000. We had accounted for this investment as a preferred equity investment.

•	Received a $4,600,000 distribution from Concord on April 2, 2008.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007. Other than the adoption of SFAS No. 157 (see “Item 1. Financial Statements - Note 3”), there have been no significant changes to those policies during 2008.

Recently Issued Accounting Standards

See “Item 1. Financial Statements - Note 2.”

Results of Operations

As discussed earlier, one of the factors used to measure management’s performance is net operating income. We report our operations by each of our three strategic business segments to provide a measure of our performance in these segments. We define net operating income for each segment as that segment’s revenue and other income less operating expenses. In addition to our three business segments, we include interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items in Corporate Activities. (See “Item 1. Financial Statements - Note 12.”)

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

Results of Operations – Three Months Ended March 31, 2008 Versus March 31, 2007

Net Earnings

Net income was $6,312,000 for the three months ended March 31, 2008, a decrease of $2,389,000 from $8,701,000 for the three months ended March 31, 2007. As described in greater detail below, the decrease was due primarily to a decrease in net income from our Loan Assets and Loan Securities segment.

Operating Properties

Net operating income from our operating properties was $7,637,000 for the three months ended March 31, 2008 as compared to $7,798,000 for the three months ended March 31, 2007. This slight decrease in net operating income from our Operating Properties was the result of the following:

•
rental income increased by $1,117,000 to $10,664,000 due to $1,154,000 from operating properties acquired during 2007 and a decrease of $37,000 from operating properties held for both periods. Average occupancy at our commercial properties was 96.4% for the three months ended March 31, 2008 compared to 96.0% for the three months ended March 31, 2007. The primary changes in rental income related to our new properties are as follows:

-	$238,000 increase at Creekwood Apartments, which was acquired on March 29, 2007
-	$916,000 of rental revenue from our River City property which we acquired in foreclosure on October 2, 2007

•
operating expenses increased by $704,000 to $1,867,000 due to $586,000 of expenses from operating properties acquired during 2007 and an increase of $118,000 (approximately 10%) from operating properties held for both periods. The primary changes in operating expenses at our properties held for both periods resulted from increased snow removal costs at our Chicago, Illinois properties.

•
real estate tax expense increased by $319,000 to $739,000 due to $246,000 of expenses from operating properties acquired during 2007 and an increase of $73,000 (approximately 17%) from operating properties held for both periods. The primary changes in real estate tax expense at our properties held for both periods resulted from an increased assessment at our Chicago, Illinois (Ontario) property.

•
Although both our investment in Sealy Northwest Atlanta, L.P., acquired in December 2006, and Sealy Airpark Nashville, acquired in April 2007, generated positive cash flow, we recognized equity in loss of $421,000 for the three months ended March 31, 2008 as compared to $166,000 for the three months ended March 31, 2007. The losses are a result of depreciation and amortization exceeding net operating income for these properties.

In addition, other changes in our Operating Properties segment are as follows:

•
interest expense related to our operating properties increased by $254,000 to $3,783,000 for the three months ended March 31, 2008 compared to $3,529,000 for the three months ended March 31, 2007. Interest expense related to operating properties acquired during 2007 was $272,000 and interest expense related to properties held for both periods decreased by $18,000.

•
depreciation and amortization expense relating to our operating properties increased by $447,000 to $3,065,000 for the three months ended March 31, 2008 compared to $2,618,000 for the three months ended March 31, 2007. Depreciation and amortization expense related to operating properties acquired during 2007 was $289,000 and depreciation and amortization expense related to operating properties held for both periods increased by $158,000.

Loan Assets and Loan Securities

Net operating income from our loan assets and loan securities was $7,366,000 for the three months ended March 31, 2008, a decrease of $3,678,000 from $11,044,000 for the three months ended March 31, 2007. The changes were the result of the following:

•
earnings from preferred equity investment in the Marc Realty properties decreased by $3,820,000 to $2,330,000 for the three months ended March 31, 2008 compared to $6,150,000 for the three months ended March 31, 2007. The decrease in earnings was primarily a result of receiving lower distributions on our equity interests. In 2008 we received an equity distribution of $959,000 as compared to an equity distribution of $4,833,000 received in 2007. These distributions were the result of individual property sales in each quarter

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

•
earnings from equity investment in Concord increased by $2,318,000 to $4,076,000 for the three months ended March 31, 2008 as compared to $1,758,000 for the three months ended March 31, 2007. The increase is due primarily to an increase in net interest earnings of $4,701,000 to $9,186,000 for the three months ended March 31, 2008 compared to $4,485,000 for the period ended March 31, 2007 as a result of the significant investment activity during the first nine months of 2007 and a gain on extinguishment of debt of $5,185,000 relating to the acquisition of two classes of securities issued by CDO-1 with a face value of $10,000,000 for $4,850,000, which securities were originally acquired by us and then sold to Concord, both of which occurred in March 2008. These increases were partially offset by a $5,378,000 impairment charge taken during the three months ended March 31, 2008 as described in Item 1. Financial Statements - Note 6

•
interest income from our loan assets and loan securities decreased by $2,630,000 to $506,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease resulted from:

-	interest income on the Toy Building loan, which was fully satisfied in May 2007, decreased by $1,622,000
-	interest income from our River City - Land loan, which was fully satisfied in October 2007, decreased by $102,000
-	interest income from our mortgage-backed securities, which we sold in February 2008, decreased by $1,051,000

•	gain on sale of mortgage-backed securities of $454,000 recognized in February 2008 as a result of the liquidation of those securities

Interest expense related to our loan assets and loan securities was $206,000 for the three months ended March 31, 2008, a decrease of $1,970,000 as compared to $2,176,000 for the three months ended March 31, 2007. The decrease was due primarily to the following:

•	$624,000 decrease related to the borrowing collateralized by our Toy Building Loan which was fully satisfied in May 2007
•	$1,065,000 decrease on our repurchase agreements which were repaid in February 2008
•
$199,000 decrease related to the borrowing collateralized by our River City-Commercial Loan which was converted to our operating properties segment in October 2007 as a result of our acquiring the underlying property through a foreclosure sale

•	$78,000 decrease related to the borrowing collateralized by our River City-Land Loan which was repaid in October 2007

REIT Equity Interests

Income from our REIT Equity interests increased by $557,000 to $2,113,000 for the three months ended March 31, 2008 from $1,556,000 for the three months ended March 31, 2007. The increase was due primarily to an increase in gain on sale of real estate securities of $1,786,000. The increase in the gain on sale of real estate securities consisted primarily of a $2,029,000 gain from the sale in 2008 of our shares in Lexington as compared to $243,000 from the sale of stock in 2007. These were partially offset by a decrease in dividend income of $1,286,000 and a $100,000 impairment loss on available for sale securities recognized in March 2008.

Corporate Activities

Interest income earned on our cash and cash equivalents during the three months ended March 31, 2008 was $228,000 compared to $1,177,000 for the same period during 2007. The decrease was due primarily to lower average invested cash balances during the quarter ended March 31, 2008 as much of the quarter’s increase in cash and cash equivalents occurred in March.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

Interest expense decreased by $100,000 to $1,842,000 for the three months ended March 31, 2008 from $1,942,000 for the three months ended March 31, 2007. The decrease in expense relates primarily to a reduction in dividends paid on our Series B-1 Preferred Shares which we account for as interest expense. The decrease in expense reflects the impact of 240,000 Series B-1 Preferred Shares being converted into Common Shares during the first quarter of 2008.

General and administrative expenses increased by $264,000 to $2,071,000 for the three months ended March 31, 2008 from $1,807,000 for the three months ended March 31, 2007. This was primarily due to increases in the base management fee of $213,000 as a result of the increase in our outstanding equity, an increase in professional fees of $38,000 and an increase in trustee fees of $14,000. All other general and administrative items remained relatively constant.

State Income Taxes

State income taxes of $124,000 for the three months ended March 31, 2008 as compared to $240,000 for the three months ended March 31, 2007 resulted from our anticipated taxable income for state purposes after the dividends paid deduction and utilization of net operating loss carryforwards where applicable. The decrease is the result of having lower taxable income in states where there is no net operating loss available to be utilized.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. We anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for our investment activities. Additionally, to maintain our status as a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are dependent on raising capital through equity and debt issuances to obtain funds with which to expand our business.

Our primary sources of funds for liquidity consist of:
•	cash and cash equivalents;
•	cash flow from our operating properties;
•	payments received from our loan assets and loan securities;
•	equity and debt issuances;
•	dividends received from our ownership of REIT equity interests;
•	distributions from ventures; and
•	borrowings under our credit facility.

We had cash and cash equivalents of $98,072,000 at March 31, 2008. In addition, we had $70,000,000 available under our revolving line of credit with KeyBank. In January 2008, we issued a total of approximately 322,000 Common Shares for a gross sales price of approximately $1,631,000 pursuant to our Dividend Reinvestment and Stock Purchase Plan. In the future, we may raise additional funds through other debt financings and equity offerings. We have distributed to our shareholders of record on April 11, 2008 non-transferable rights to subscribe for and purchase up to an aggregate of 8,845,036 of our Common Shares at $4.27 per share. Each shareholder will receive one basic subscription right for every 10 Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every 10 Common Shares issuable upon conversion of such Series B-1 Preferred Shares, as of the April 11, 2008 record date. Shareholders who exercise their basic subscription right in full will also be entitled to purchase additional shares pursuant to an oversubscription right to the extent holders do not fully subscribe for their basic subscription rights. The rights offering is scheduled to expire on May 12, 2008 but may be extended for up to 30 business days.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

In connection with the rights offering, we entered into an agreement with FUR Investors LLC, which we refer to as FUR Investors, an entity owned by our executive officers, and Fairholme Capital Management LLC and its affiliates, which we refer to as Fairholme, entities that are affiliated with Bruce Berkowitz, a former trustee of the Trust, pursuant to which FUR Investors and Fairholme have agreed to exercise their basic subscription right in full (giving them the right to purchase 1,563,247 Common Shares in total) as well as purchase all unsubscribed common shares at the subscription price. As a result, we expect the offering to be fully subscribed. We agreed to pay Fairholme a fee of $557,235, which is equal to 3% of the subscription price of the maximum number of shares that may be purchased by Fairholme under its standby commitment. No fee is payable to FUR Investors for its standby commitment.

At March 31, 2008, there was an effective registration statement under which we can offer an aggregate of approximately $256,388,000 of additional equity or debt securities. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. Although to date we have not issued limited partnership interests in a transaction, we believe that this structure may facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including investments and the possible payment of dividends and distributions.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $61,418,000 during the three months ended March 31, 2008. The increase resulted from $11,280,000 of cash provided by operating activities and $140,992,000 of cash provided by our investing activities which was partially offset by $90,854,000 of cash used in financing activities.

Cash provided by operating activities of $11,280,000 was comprised of: (i) net income of $6,312,000; (ii) net decrease due to adjustments for non-cash items of $347,000; and (iii) a net increase due to changes in other operating assets and liabilities of $5,315,000. See our discussion of our Results of Operations above for additional details on our operations.

Cash provided by investing activities consisted of: (i) $133,000 of collections of loans receivable, (ii) $78,318,000 of proceeds received from repayment on our mortgage-backed securities available for sale; (iii) $57,699,000 of proceeds from the sale of available for sale securities; and (iv) $18,416,000 of proceeds from preferred equity investments.

We used cash for investing activities during the three months ended March 31, 2008 as follows: (i) $5,087,000 for investment in our Concord joint venture; (ii) $1,065,000 for capital improvements to our existing operating properties; (iii) $107,000 of an increase in restricted cash held in escrow; (iv) $2,465,000 of issuance of new loans receivable; and (v) $4,850,000 for purchase of available for sale securities.

During the three months ended March 31, 2008, we used cash for financing activities as follows: (i) $16,242,000 for dividend payments on our Common Shares; (ii) $75,175,000 for repayment of borrowings under repurchase agreements; (iii) $1,235,000 for mortgage loan repayments; and (iv) $24,000 for payment of deferred loan costs.

Cash provided by financing activities was primarily the result of $161,000 of mortgage loan proceeds, $1,631,000 of proceeds from our Dividend Reinvestment and Stock Purchase Plan and a $30,000 decrease in restricted cash held in escrow.

Equity Investment in Joint Venture

As of March 31, 2008, we had contributed $162,500,000 to Concord, $5,087,000 of which was contributed during the three months ended March 31, 2008. In April 2008, we received a distribution of $4,600,000 from Concord.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

Dividends

We paid regular quarterly dividends of $0.065 per Common Share and $0.40625 per Series B-1 Share for the first quarter of 2008.  In addition, we paid a special dividend for the year ended December 31, 2007 of $0.18 per Common Share and $0.7639 per Series B-1 Share in the first quarter of 2008.

Off-Balance Sheet Investments

We have two significant off-balance sheet investments, our investment in Concord and our loans and preferred equity interests in the Marc Realty portfolio.

Concord Debt Holdings

Concord’s loan assets and loan securities are categorized as those held directly by Concord and those held in Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1.

At March 31, 2008, Concord had total assets of approximately $1.12 billion, total liabilities of approximately $809 million, 88% of which had maturity or redemption dates, after giving effect to extensions, ranging from three to nine years, and member’s equity of approximately $309 million. Concord generated net income of approximately $8.1 million during the three months ended March 31, 2008 compared to net income of $3.5 million for the three months ended March 31, 2007. The increase in net income was primarily due to increased investments during 2007.

All of Concord’s loan assets and loan securities were performing in accordance with their terms at March 31, 2008. On March 28, 2008 Concord sold to a non-affiliated third party its $44 million interest in the most senior level mezzanine loan secured by a portfolio of four office buildings in New York City, which investment went into default when the loan matured in February 2008. Concord sold the note at par together with accrued and unpaid interest and late charges. Concord retains a contingent obligation through December 31, 2009, which is subject to certain conditions, to return a portion of the purchase price equal to 2.75% of any shortfall by the first mortgage lender on its $1.6 billion loan secured by these properties.

Concord’s loan securities are treated as available for sale securities and, accordingly, are marked-to-market on a quarterly basis based on management’s assessment which includes valuations provided by an independent third party. During the three months ended March 31, 2008, Concord’s portfolio of available for sale securities experienced declines in fair value to amounts below their amortized cost basis totaling approximately $16,900,000.

Concord also assesses whether declines in the fair value of available for sale securities represent other-than-temporary impairment. In making this assessment, Concord considers the duration and extent of unrealized losses, its ability to hold such securities until a full recovery of its cost basis, and the financial prospects of the collateral underlying the CMBS, CDO and REMIC securities. Although Concord’s available for sale securities are all performing in accordance with their terms and Concord intends to hold these loan securities on a long term basis, due to the duration and extent of the decline in fair value of three available for sale securities, Concord, in accordance with GAAP, determined that the decline in fair value was other-than-temporary in nature as defined by FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities and related interpretations. Accordingly, Concord has written-down its cost basis of these securities to their estimated fair values at March 31, 2008 and has recognized realized losses on the other-than-temporary impairment of these securities totaling $5,378,000.

Unrealized losses represent declines in the fair value of available for sale securities that Concord did not consider other-than-temporary impairment at March 31, 2008. There were approximately 37 securities comprising the unrealized loss balance of $19,359,000 and were not considered other-than-temporarily impaired. Our pro rata share of these declines are reflected on our balance sheet. With respect to the securities comprising the unrealized loss balance of $19,359,000 that are not considered other-than-temporary, management’s evaluation as to whether these securities may be other than temporarily impaired in the future could be negatively impacted by future economic and market conditions. As such, it is possible that all or a portion of these losses may be considered other-than-temporary in future periods due to such duration even though such securities are performing in accordance with their terms and Concord’s intention to hold them on a long term basis.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

CDO-1

The financing through CDO-1 enhanced Concord’s return on the loan assets and loan securities held in CDO-1 as the weighted average interest rate on the loan assets and loan securities held in CDO-1 at March 31, 2008 was 5.57% and the weighted average interest rate on the amount payable by Concord on its notes at March 31, 2008 was 3.10%. Accordingly, assuming the loan assets and loan securities are paid in accordance with their terms, Concord retains an average spread of the difference between the interest received on the loan assets and loan securities and the interest paid on the loan assets and loan securities.

The loan assets and loan securities and the note obligations for CDO-1 at March 31, 2008 are set forth below (amounts in thousands).

CDO Loan Assets and Loan Securities March 31, 2008				CDO Notes March 31, 2008
Date Closed	Par Value of CDO Collateral (3)	Weighted Average Interest Rate	Weighted Average Life (years)	Outstanding CDO Notes (1)	Weighted Average Interest Rate	Stated Maturity	Equity Value (2)

12/21/06	$464,970	5.57%	4.13	$366,650	3.10%	12/2016	$98,350

(1)	Includes only notes held by third parties.
(2)	Concord’s potential loss is limited to the equity value of its investment in CDO-1 of which we would bear 50% of such loss.
(3)	Consists of loan assets with a par value of $338,281 and loan securities with a par value of $126,689.

CDO-1’s loan assets were diversified by industry as follows at March 31, 2008:

Industry	% of Par Value

Hospitality	30.59%
Office	44.15%
Mixed Use	5.10%
Retail	4.43%
Industrial	7.09%
Multi-family	8.64%
100.00%

The following table sets forth the aggregate carrying values, allocation by loan type and weighted average coupons of the loan assets and loan securities held in CDO-1 as of March 31, 2008:

	Carrying Value(1)	Par Value	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR
	(In thousands)

Whole loans, floating rate	$20,000	$20,000	4.30%	-	195 bps
Whole loans, fixed rate	44,794	44,900	9.66%	6.45%	-
Subordinate interests in whole loans, floating rate	108,784	108,864	23.41%	-	292 bps
Subordinate interests in whole loans, fixed rate	24,688	27,576	5.93%	7.47%	-
Mezzanine loans, floating rate	81,436	81,410	17.51%	-	218 bps

Mezzanine loans, fixed rate	53,459	55,531	11.94%	7.47%	-

Loan securities, floating rate	93,926	104,225	22.42%	-	195 bps
Loan securities, fixed rate	16,138	22,464	4.83%	5.97%	-
Total/Average	$443,225	$464,970	100.00%	6.94%	228 bps

(1)	Net of unamortized fees and discounts of $7,311,000.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

The following table sets forth the maturity dates for the loan assets held in CDO-1 at March 31, 2008:

Year of Maturity	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2008	7	$140,217	42.09%
2009	2	34,587	10.38%
2010	4	46,565	13.98%
2011	1	20,900	6.27%
2012	1	5,024	1.51%
Thereafter	7	85,868	25.77%
Total	22	$333,161	100.00%

Weighted average maturity (1)    3.09 years

(1)
The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth a summary of the loan securities held in CDO-1 at March 31, 2008 (in thousands):

Description	Par Value	Amortized Cost	Gross Unrealized Gain (Loss)	Impairment Loss	Carrying Value

Floating rate	$104,225	$104,103	$(10,177)	$-	$93,926
Fixed rate	22,464	18,794	(977)	(1,679)	16,138
Total	$126,689	$122,897	$(11,154)	$(1,679)	$110,064

The following table sets forth a summary of the underlying credit rating of the loan securities held in CDO-1 at March 31, 2008:

Rating	Par Value	Percentage
	(in thousands)

BBB+	$9,000	7.10%
BBB	13,614	10.75%
BBB-	81,575	64.39%
BB+	10,000	7.89%
BB	7,000	5.53%
B-	5,500	4.34%
Total	$126,689	100.00%

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

Concord’s Loan Assets and Loan Securities

The following table sets forth the aggregate carrying values, allocation by loan type and weighted average coupons of Concord’s loan assets and loan securities in addition to its equity and debt interest in CDO-1 as of March 31, 2008:

	Carrying Value (1)	Par Value	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR

Whole loans, floating rate	$136,660	$136,660	20.54%	-	233 bps
Whole loans, fixed rate	6,300	6,300	0.95%	6.40%	-
Subordinate interests in whole loans, floating rate	159,826	160,493	24.13%	-	214 bps
Subordinate interests in whole loans, fixed rate	14,218	15,750	2.37%	8.63%	-
Mezzanine loans, floating rate	186,026	190,717	28.67%	-	215 bps

Mezzanine loans, fixed rate	72,643	76,224	11.46%	6.89%	-

Loan securities, floating rate	57,552	79,100	11.88%	-	140 bps
Total/Average	$633,225	$665,244	100.00%	7.14%	204 bps

(1)	Net of unamortized fees and discounts of $10,689,000 and unfunded commitments of $20,923,000.

The following table sets forth the maturity dates for Concord’s loan assets:

Year of Maturity	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2008	6	$129,540	22.50%
2009	12	227,881	39.59%
2010	3	82,327	14.30%
2011	1	6,300	1.09%
2012	3	72,994	12.68%
Thereafter	7	56,631	9.84%
Total	32	$575,673	100.00%

Weighted average maturity (1)    2.27 years

(1)
The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

The following table sets forth a summary of Concord’s loan securities at March 31, 2008:

Description	Par Value	Amortized Cost	Gross Unrealized Gain (Loss)	Realized Loss	Carrying Value

Floating rate	$79,100	$69,455	$(8,204)	$(3,699)	$57,552
Total	$79,100	$69,455	$(8,204)	$(3,699)	$57,552

The following table sets forth a summary of the underlying credit rating of Concord’s loan securities at March 31, 2008:

Rating	Par Value	Percentage

AA-	$1,381	1.75%
A-	3,242	4.10%
BBB+	25,094	31.72%
BBB	8,527	10.78%
BBB-	40,856	51.65%
Total	$79,100	100.00%

Concord’s loan securities were diversified by industry as follows at March 31, 2008:

Industry	% of Par Value

Hospitality	44.60%
Office	42.57%
Mixed Use	5.72%
Retail	-
Industrial	0.26%
Multi-family	6.85%
100.00%

Credit Facilities

See Item 1. Financial Statements – Note 5.

Marc Realty

See Item 1. Financial Statements - Note 4.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the potential negative effects of interest rate fluctuations on our cash flow and earnings. Among our liabilities are both fixed and variable rate debt. In an attempt to mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we entered into the following agreements: (i) an interest rate swap with a $26,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at March 31, 2008 of $28,578,000, from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80% and (ii) an interest rate swap on our Repurchase Agreements, which bore interest at LIBOR minus 0.002%, effectively fixing our rate at 4.055% on these financings. The notional amount of the swap was $54,021,000 at December 31, 2007 which matured in January 2008. This agreement was terminated in February 2008 with the repayment of the then outstanding balance of the repurchase agreements, resulting from the Trust’s sale of its mortgage-backed securities available for sale.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate loans at March 31, 2008 (in thousands). For example, if the LIBOR rate were to increase by 1%, the effect would be to increase interest expense by $3,011,000 and decrease our net income by $3,011,000.

	Change in LIBOR
	-3%	-2%	-1%	1%	2%	3%

Change in consolidated interest expense	(362)	(242)	(121)	121	242	362
Pro-rata share of change in interest expense of debt on non-consolidated entity (1)	(8,776)	(5,851)	(2,925)	2,925	5,851	8,776
Minority partners share	114	76	38	(38)	(76)	(114)
Proforma (increase) decrease in net income	$(9,024)	$(6,017)	$(3,008)	$3,008	$6,017	$9,024

(1)	Represents our pro-rata share of a change in interest expense in our investment - Concord

We believe that due to our significant investment in a non-consolidated entity (Concord), the presentation of our pro-rata share of a change in interest expense from this entity is important to fully understand our exposure to fluctuations in interest rates.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, as of March 31, 2008 our pro-rata share of Concord’s variable rate mortgage loan assets and loan securities ($440,735,000), partially mitigate our exposure to changes in interest rates.

Real Estate Risk Relating to Loan Assets

We have a significant investment in Concord which, in turn, holds loan assets and loan securities collateralized directly and indirectly by commercial real estate. Commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions as a result of industry slowdowns and other factors, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses such as energy costs.  In the event net operating income decreases, a borrower may have difficulty repaying Concord’s loan assets, which could result in losses to Concord and, accordingly, us.  In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay Concord’s loans, which could also cause us to suffer losses.  Even when a property’s net operating income is sufficient to cover the property’s debt service at the time a loan is made, there can be no assurance that this will continue in the future.  Concord employs careful business selection, rigorous underwriting and credit approval processes and attentive asset management to mitigate these risks.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

Market Value Risk

Our hedge transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract.  The counterparties to our derivative arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. There can be no assurance that we will be able to adequately protect against the foregoing risks and that we will ultimately realize an economic benefit that exceeds the expenditure incurred to implement such hedging strategies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: May 9, 2008	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: May 9, 2008	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Amended and Restated Declaration of Trust as of December 15, 2005 - Incorporated by reference to Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005	-

3.2	Bylaws of the Trust as restated on November 8, 2005 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed November 10, 2005.	-

3.3	Amendment to Bylaws adopted January 10, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed January 16, 2007	-

3.4	Amendment to Bylaws adopted February 27, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed March 2, 2007	-

4.1	Form of certificate for Shares of Beneficial Interest - Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818.	-

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust - Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	-

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	-

4.5	Amendment No. 1 to Series B-1 Certificate of Designations - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	-

10.1	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002 - Incorporated by reference to Exhibit 10.Q to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002.	-

10.2	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.3	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust and FUR Advisors LLC - Incorporated by reference to Exhibit 10.6 to the Trust’s Form 8-K filed November 10, 2005.	-

10.4	Amendment No. 1 to Amended and Restated Advisory Agreement dated May 17, 2006, between the Trust and FUR Advisors - Incorporated by reference to Exhibit 10.6 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.5	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

10.6	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.7	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.8	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 23, 2004.	-

10.9	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.11 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.10	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 23, 2004.	-

10.11	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 23, 2004.	-

10.12	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 23, 2004.	-

10.13	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 23, 2004.	-

10.14	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005	-

10.15	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation - Incorporated by reference to Exhibit 10 to the Trust’s Form 8-K filed February 18, 2005.	-

10.16	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	-

10.17	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	-

10.18	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	-

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

10.19	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	-

10.20	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	-

10.21	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 10, 2005.	-

10.22	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 10, 2005.	-

10.23	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 10, 2005.	-

10.24	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 10, 2005.	-

10.25	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership - Incorporated by reference to Exhibit 10.10 to the Trust’s Form 8-K filed November 10, 2005.	-

10.26	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 21, 2005.	-

10.27	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 21, 2005.	-

10.28	Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated September 21, 2007, among The Lexington Master Limited Partnership, WRT Realty, L.P. and WRP Management LLC (the “Concord Agreement”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed September 27, 2007	-

10.29	Amendment No. 1 to Concord Agreement, dated January 1, 2008 - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 8, 2008	-

10.30	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	-

10.31	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2008

23.1	Consent of Independent Accounting Firm – PricewaterhouseCoopers LLP	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith