Form 10-Q
period 2008-06-30
Winthrop Realty Trust
filed 2008-08-11
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008
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

_______(617) 570-4614______
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

As of August 1, 2008 there were 78,621,980 Common Shares of Beneficial Interest outstanding.

Item 1. Financial Information

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2008

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007

ASSETS

Investments in real estate, at cost
Land	$21,344	$21,325
Buildings and improvements	246,553	244,965
	267,897	266,290
Less - accumulated depreciation	(22,515)	(19,214)
Investments in real estate, net	245,382	247,076

Cash and cash equivalents	135,320	36,654
Restricted cash held in escrows	5,989	5,978
Mortgage-backed securities available for sale pledged under repurchase agreements	-	78,141
Loans receivable, net of reserve of $1,266 and $1,266, respectively	16,255	12,496
Accounts receivable, net of reserve of $131 and $163, respectively	10,312	20,835
Available for sale securities	1,065	51,804
Preferred equity investment	56,218	74,573
Equity investments	164,350	179,475
Lease intangibles, net	28,954	31,964
Deferred financing costs, net	4,225	5,309
Assets of discontinued operations	1,089	1,112
Other assets	399	30
TOTAL ASSETS	$669,558	$745,447

LIABILITIES

Mortgage loans payable	$235,128	$236,925
Repurchase agreements	-	75,175
Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, $25 per share liquidating preference, 3,450,657 and 3,930,657 shares authorized and outstanding at June 30, 2008 and December 31, 2007, respectively	86,266	98,266
Accounts payable and accrued liabilities	8,351	12,046
Dividends payable	5,091	16,242
Below market lease intangibles, net	4,357	5,021
Deferred income	824	-
TOTAL LIABILITIES	340,017	443,675

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	10,064	9,978

SHAREHOLDERS' EQUITY

Common Shares of Beneficial Interest, $1 par, unlimited authorized, 78,330,208 and 66,291,837 outstanding at June 30, 2008 and December 31, 2007, respectively	78,330	66,292

Additional paid-in capital	397,189	358,145

Accumulated other comprehensive loss	(4,236)	(8,090)

Accumulated distributions in excess of net income	(151,806)	(124,553)

Total Shareholders' Equity	319,477	291,794

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$669,558	$745,447

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue
Rents and reimbursements	$10,987	$11,285	$21,651	$20,832
Interest and dividends	350	3,559	883	7,922
	11,337	14,844	22,534	28,754

Expenses
Property operating	1,802	1,176	3,669	2,339
Real estate taxes	675	447	1,414	867
Depreciation and amortization	2,992	3,257	6,057	5,875
Interest	5,390	7,384	11,221	15,031
Provision for loss on loan receivable	-	1,266	-	1,266
Impairment loss on available for sale securities	107	-	207	-
General and administrative	1,482	2,024	3,553	3,831
State and local taxes	98	231	222	471
	12,546	15,785	26,343	29,680
Other income
Earnings (loss) from preferred equity investments	(912)	1,247	1,418	7,397
Equity in earnings (loss) of equity investments	(22,333)	2,171	(18,521)	3,763
Gain on sale of available for sale securities	-	9,739	2,029	9,982
Gain on sale of mortgage-backed securities available for sale	-	-	454	-
Loss on early extinguishment of debt	-	(320)	-	(320)
Interest income	436	763	664	2,026
	(22,809)	13,600	(13,956)	22,848

Income (loss) from continuing operations before minority interest	(24,018)	12,659	(17,765)	21,922

Minority interest	86	(71)	86	542

Income (loss) from continuing operations	(24,104)	12,730	(17,851)	21,380

Discontinued operations
Income from discontinued operations	47	46	106	97

Net income (loss)	$(24,057)	$12,776	$(17,745)	$21,477

Comprehensive income
Net income (loss)	$(24,057)	$12,776	$(17,745)	$21,477
Change in unrealized gain on available for sale securities arising during the period	89	2,540	2,112	139
Change in unrealized gain on mortgage-backed securities available for sale arising during the period	-	62	190	665
Change in unrealized gain (loss) on interest rate derivatives arising during the period	401	157	(250)	(243)
Change in unrealized gain (loss) from equity investments	13,920	1,070	4,285	1,070
Less reclassification adjustment from gains
included in net income	-	(9,739)	(2,483)	(9,982)

Comprehensive income (loss)	$(9,647)	$6,866	$(13,891)	$13,126

Per Common Share data - Basic
Income (loss) from continuing operations	$(0.33)	$0.16	$(0.25)	$0.28
Income from discontinued operations	-	-	-	-
Net income (loss)	$(0.33)	$0.16	$(0.25)	$0.28

Per Common Share data - Diluted
Income (loss) from continuing operations	$(0.33)	$0.16	$(0.25)	$0.28
Income from discontinued operations	-	-	-	-
Net income (loss)	$(0.33)	$0.16	$(0.25)	$0.28

Basic Weighted-Average Common Shares	72,819	65,661	69,950	65,590
Diluted Weighted-Average Common Shares	72,819	65,727	69,950	65,656

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2008

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive
	Shares	Amount	Capital	Net Income	Income	Total

Balance, December 31, 2007	66,292	$66,292	$358,145	$(124,553)	$(8,090)	$291,794

Net loss	-	-	-	(17,745)	-	(17,745)
Dividends paid or accrued on common shares of beneficial interest ($0.13 per share)	-	-	-	(9,508)	-	(9,508)
Change in unrealized gain on available for sale securities, net of reclassification adjustment for amounts included in net income	-	-	-	-	83	83
Change in unrealized gain on mortgage-backed securities held for sale, net of reclassification adjustment for amounts included in net income	-	-	-	-	(264)	(264)
Change in unrealized loss on interest rate derivatives	-	-	-	-	(250)	(250)
Change in unrealized loss from equity investments	-	-	-	-	4,285	4,285
Stock issued pursuant to dividend reinvestment plan	526	526	1,951	-	-	2,477
Conversion of Series B-1 preferred shares to common shares	2,667	2,667	8,936	-	-	11,603
Issuance of common shares through rights offering	8,845	8,845	28,157	-	-	37,002

Balance, June 30, 2008	78,330	$78,330	$397,189	$(151,806)	$(4,236)	$319,477

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30
	2008	2007
Cash flows from operating activities
Net income (loss)	$(17,745)	$21,477
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of deferred financing costs)	4,025	3,997
Amortization of lease intangibles	2,829	2,802
Straight-lining of rental income	372	317
Earnings of preferred equity investments less than distributions	2,099	75
Earnings of equity investments less than (in excess of) distributions	24,497	(3,763)
Restricted cash held in escrows	(65)	(851)
Minority interest	86	542
Gain on sale of mortgage-backed securities available for sale	(454)	-
Gain on sale of available for sale securities	(2,029)	(9,982)
Loss from early extinguishment of debt	-	320
Impairment loss	207	-
Provision for loss on loan receivable	-	1,266
Bad debt recovery	(32)	(1)
Interest receivable on loans	(60)	302
Net change in accounts receivable	10,183	2,266
Net change in accounts payable and accrued liabilities	(3,394)	(1,187)
Net change in other assets	(399)	352

Net cash provided by operating activities	20,120	17,932

Cash flows from investing activities
Investments in real estate	(1,764)	(8,318)
Proceeds from repayments of mortgage-backed securities available for sale	78,318	20,277
Return of equity on equity investments	-	10,000
Investment in equity investments	(5,087)	(53,226)
Investment in preferred equity investment	(3,923)	(17,669)
Proceeds from preferred equity investments	20,179	10,155
Purchase of available for sale securities	(5,055)	(3,171)
Proceeds from sale of available for sale securities	57,699	21,169
Increase in restricted cash held in escrows	(6)	(1,248)
Issuance and acquisition of loans receivable	(4,846)	(2,986)
Collection of loans receivable	1,147	64,242

Net cash provided by investing activities	136,662	39,225

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued from previous page)

	For the Six Months Ended
	June 30,
	2008	2007

Cash flows from financing activities
Repayment of borrowings under repurchase agreements	$(75,175)	$(19,869)
Proceeds from mortgage loans payable	463	51,646
Restricted cash held in escrows	60	(175)
Principal payments of mortgage loans payable	(2,260)	(45,182)
Payments of loans payable	-	(30,004)
Deferred financing costs	(24)	(887)
Contribution by minority interests	-	879
Distribution to minority interests	-	(21,321)
Dividends paid on Common Shares	(20,659)	(11,777)
Issuance of Common Shares through dividend reinvestment plan	2,477	2,085
Issuance of Common Shares through rights offering	37,002	-

Net cash used in financing activities	(58,116)	(74,605)

Net increase (decrease) in cash and cash equivalents	98,666	(17,448)
Cash and cash equivalents at beginning of period	36,654	89,463
Cash and cash equivalents at end of period	$135,320	$72,015

Supplemental Disclosure of Cash Flow Information

Interest paid	$14,324	$14,881

Taxes paid	$94	$280

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on Common Shares	$5,091	$3,941

Capital expenditures accrued	$423	$236

Conversion of Series B-1 Preferred Shares into Common Shares	$11,603	$-

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) - “Consolidation of Variable Interest Entities” (“FIN 46R”) requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. The primary beneficiary is the party that incurs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Variable Interest Entities (Continued)

The Trust has evaluated its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Trust determining that certain of its loans, preferred equity investments and other investments were potentially variable interests in VIEs. For each of these investments, the Trust has evaluated (1) the sufficiency of the entity’s equity investments at risk to absorb expected losses, (2) whether as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and whether their obligations are protected directly or indirectly, and (c) the right to receive the expected residual return of the entity without a cap on the return, (3) whether the voting rights of investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity or both, and (4) whether substantially all of the entity’s activities involve or are conducted on behalf of investors that have disproportionately few voting rights.

During the quarter ended June 30, 2008, there was one new convertible mezzanine loan that required evaluation pursuant to FIN 46R. The Trust has determined that the borrowing entity was a VIE but that the Trust was not the primary beneficiary. In addition, there were no reconsideration events on the Trust’s existing loans or investments that would require evaluation under FIN 46R.

As of June 30, 2008, the Trust has identified each of (i) its interest in WRT-Vision Holding LLC (“WRT-Vision Holding”), (ii) its venture with Sealy & Company, Inc. (“Sealy”) in Nashville, Tennessee and (iii) five convertible mezzanine loans related to its preferred equity investment in the Marc Realty portfolio to be variable interests in a VIE.

The Trust has determined that (i) it is the primary beneficiary of WRT-Vision Holding and consolidates this investment, (ii) it is not the primary beneficiary in the Sealy venture and utilizes equity accounting for this investment, and (iii) it is not the primary beneficiary of the underlying borrowing entity of the five mezzanine loans and accounts for this investment as a preferred equity investment.

Earnings Per Share

The Trust has calculated earnings per share in accordance with SFAS No.128, “Earnings Per Share,” and EITF 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128 Earnings Per Share.” SFAS No.128 requires that common share equivalents be excluded from the weighted-average shares outstanding for the calculation of basic earnings per share. EITF 03-06 requires that computation of earnings per share reflect the impact of participating securities. The holders of the Series B-1 Cumulative Convertible Redeemable Preferred Shares (“Series B-1 Preferred Shares”) are entitled to receive cumulative preferential dividends equal to the greater of (i) 6.5% of the liquidation preference or (ii) cash dividends paid on the Common Shares of Beneficial Interest (“Common Shares”).

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic
Income (loss) from continuing operations	$(24,104)	$12,730	$(17,851)	$21,380
Allocation of undistributed earnings to Series B-1
Preferred Shares	-	(2,012)	-	(3,001)
Income from discontinued operations	47	46	106	97
Net income (loss) applicable to Common Shares for earnings per share purposes	$(24,057)	$10,764	$(17,745)	$18,476

Basic weighted-average Common Shares	72,819	65,661	69,950	65,590

Income (loss) from continuing operations	$(0.33)	$0.16	$(0.25)	$0.28
Income from discontinued operations	-	-	-	-
Net income (loss) per Common Share	$(0.33)	$0.16	$(0.25)	$0.28
Diluted
Diluted
Income (loss) from continuing operations	$(24,104)	$12,730	$(17,851)	$21,380
Allocation of undistributed earnings to Series B-1 Preferred Shares	-	(2,012)	-	(3,001)
Income from discontinued operations	47	46	106	97
Net income (loss) applicable to Common Shares
for earnings per share purposes	$(24,057)	$10,764	$(17,745)	$18,476

Basic weighted-average Common Shares	72,819	65,661	69,950	65,590
Convertible Preferred Shares (1)	-	-	-	-
Stock options (2)	-	66	-	66
Diluted weighted-average Common Shares	72,819	65,727	69,950	65,656

Income (loss) from continuing operations	$(0.33)	$0.16	$(0.25)	$0.28
Income from discontinued operations	-	-	-	-
Net income (loss) per Common Share	$(0.33)	$0.16	$(0.25)	$0.28

(1)
The Trust’s Series B-1 Preferred Shares were anti-dilutive for the three and six months ended June 30, 2008 and 2007 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per share.

(2)
The Trust’s stock options were anti-dilutive for the three and six months ended June 30, 2008 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per share.

Recently Issued Accounting Standards

In December 2007, FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any minority interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

Trust is currently assessing the potential impact that the adoption of SFAS 141(R) will have on its financial position and results of operations.

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Trust is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.

In February 2008, FASB issued a FASB Staff Position (“FSP”) on Accounting Transfers of Financial Assets and Repurchase Financing Transactions “FSP FAS 140-3.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. As a result of the prospective nature of the adoption, the Trust does not expect the adoption of the FSP to have a material impact on its financial position, liquidity or results of operations unless it enters into transactions of this type after January 1, 2009.

In March 2008, FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning on or after November 15, 2008. The Trust believes that the adoption of SFAS 161 will not have a material effect on its consolidated financial statements.

In April 2008, FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3") which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. The Trust is currently assessing the potential impact that the adoption of FSP FAS 142-3 will have on its financial position and results of operations.

In May 2008, FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Settlement) ("FSP APB 14-1"), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FPS APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Trust is currently assessing the potential impact that the adoption of FSP APB 14-1 will have on its financial position and results of operations.

In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1") which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Trust is currently assessing the potential impact that the adoption of FSP EITF 03-6-1 will have on its calculation of basic earnings per share.

3.	Fair Value Measurement

On January 1, 2008, the Trust partially adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Fair Value Measurement (Continued)

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

Cash Equivalents

The Trust’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include most U.S. government treasury bills with original maturities of less than 90 days and money market securities acquired through overnight sweeps. Such instruments are generally classified within Level 1 of the fair value hierarchy.

Available for Sale Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include, for example, residual interests in securitizations and other less liquid securities.

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

To comply with the provisions of SFAS No. 157, the Trust incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Trust has considered the impact of netting as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall with Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Fair Value Measurement (Continued)

Derivative Financial Instruments (Continued)

significant to the overall valuation of its derivatives. As a result, the Trust has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008
(in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents	$128,321	$-	$-
Available for sale securities	$1,065	$-	$-

Liabilities
Derivative financial instruments	$-	$348	$-

4.	Acquisitions, Loan Originations, Dispositions and Financings

The Trust made on April 14, 2008 an additional $3,923,000 mezzanine loan in its Marc Realty portfolio to the entity that holds the 180 N. Michigan Property. The mezzanine loan has similar terms as the other Marc Realty mezzanine loans except interest on the loan is paid monthly at 8.5%. The Trust continues to hold its equity interest in the borrower which entitles it to share in capital proceeds and, unlike the Trust’s equity interests in the other Marc Realty portfolio borrowers, cash flow.

One of the properties in the Marc Realty portfolio, 600 West Jackson, Chicago, Illinois, in which the Trust held a 7.65% convertible mezzanine loan and a preferred interest, was sold on June 12, 2008 to an unaffiliated third party. The Trust received $2,530,000, exclusive of interest, on its original investment of $1,736,000. Further to this transaction, the selling entity, of which the Trust owns 60%, made a $1,500,000 second mortgage loan to the buyer. The loan bears interest at 6.50%, matures on June 30, 2009, and requires monthly payments of interest only. In connection with the sale of the property, the Trust has received additional equity income totaling $795,000 which has been deferred and will be recognized in earnings upon repayment of the second mortgage loan made to the borrower.

5.	Preferred Equity Investments

At June 30, 2008, the Trust’s Marc Realty portfolio consisted of two participating second mortgage loans and 18 participating convertible mezzanine loans, together with an equity investment in each mezzanine borrower, in the aggregate investment amount of approximately $57,038,000 before impairment. Each loan is collateralized by the applicable borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex primarily in the Chicago business district or suburban area. Each borrower holds a 100% interest in the applicable Property Owner. All but two loans bear interest at 7.65%, mature on April 18, 2012 and require monthly payments of interest only. The two other loans have similar terms as the other loans but bear interest at 8.50%. The Trust recognized earnings from preferred equity investments of approximately $1,115,000 and $1,248,000 for the three months ended June 30, 2008 and 2007, respectively, and $2,486,000 and $2,564,000

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Preferred Equity Investments (Continued)

for the six months ended June 30, 2008 and 2007, respectively. In addition, the Trust recognized additional equity income on its Class B equity interests related to individual property sales of $932,000 and $4,833,000 for the six months ended June 30, 2008 and 2007, respectively. Earnings from preferred equity investments includes a loss of approximately $2,000,000 attributable to an impairment recorded at the underlying entity which holds a property in Lansing, Michigan. The impairment is due to the pending maturity on the underlying property’s first mortgage loan as well as operating performance issues at the property. The second mortgage and mezzanine loan agreements contain conversion rights, which may currently be exercised by either the Trust or Marc Realty.

In addition, both the Trust and Marc Realty have made loans (“TI/Capex Loans”) to certain of the Property Owners to cover the costs of tenant improvements and capital expenditures at their respective properties. At June 30, 2008, the Trust had made approximately $15,244,000 in TI/Capex Loans. The TI/Capex Loans bear interest of 8.50% per annum, mature in 2012 and are collateralized by a subordinate mortgage on the applicable property. The Trust recognized interest income of $323,000 and $163,000 for the three months ended June 30, 2008 and 2007, respectively, and $596,000 and $250,000 for the six months ended June 30, 2008 and 2007, respectively.

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of	As of
	June 30, 2008	December 31, 2007

Condensed Balance Sheet
Investment in real estate, net	$157,987	$168,755
Prepaid expenses and deposits in escrow	9,485	8,446
Cash and cash equivalents	1,666	3,290
Receivables and other assets	29,245	32,469

Total Assets	$198,383	$212,960

Nonrecourse mortgage debt	272,870	$278,868
Other liabilities	24,859	28,159

Total Liabilities	297,729	307,027

Partners' Deficit	(99,346)	(94,067)

Total Liabilities and Partners' Deficit	$198,383	$212,960

On the Trust's Consolidated Balance Sheet:
Preferred Equity Investment (1)	$56,218	$74,573

(1)	Includes capitalized acquisition cost of $774 and $812 at June 30, 2008 and December 31, 2007, respectively.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Preferred Equity Investments (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Condensed Statements of Operations
Revenue	$15,771	$13,569	$31,268	$27,452
Operating expenses	(7,276)	(8,230)	(15,395)	(14,903)
Interest expense	(4,530)	(3,321)	(8,721)	(7,051)
Real estate taxes	(2,569)	(2,562)	(5,138)	(5,056)
Depreciation and amortization	(3,056)	(2,272)	(6,164)	(5,283)
Other expenses, net	(687)	(641)	(1,317)	(1,251)
Loss from continuing operations	(2,347)	(3,457)	(5,467)	(6,092)

Discontinued operations
Income (loss) from discontinued operations	457	(1,498)	(590)	(1,948)
Gain on sale of property	9,389	-	12,733	26,628
Income (loss) from discontinued operations	9,846	(1,498)	12,143	24,680

Net income (loss)	$7,499	$(4,955)	$6,676	$18,588

On the Trust's Consolidated
Statement of Operations and
Comprehensive Income:
Equity in earnings (loss) of Preferred
Equity Investment	$(912)	$1,247	$1,418	$7,397

6.	Equity Investments

The Trust’s equity investments at June 30, 2008 are summarized as follows (in thousands):

	Concord Debt Holdings, LLC	Sealy Northwest Atlanta, LP	Sealy Airpark \Nashville LP	Lex-Win Acquisition LLC	Total

Equity investments at December 31, 2007	$155,461	$4,755	$8,372	$10,887	$179,475
Contributions	5,087	-	-	-	5,087
Distributions/return of capital	(4,600)	(343)	(359)	(674)	(5,976)
Equity in other comprehensive loss	4,285	-	-	-	4,285
Equity in loss	(16,857)	(236)	(550)	(878)	(18,521)

Equity investments, June 30, 2008	$143,376	$4,176	$7,463	$9,335	$164,350

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Equity Investments (Continued)

Concord Debt Holdings, LLC

Concord Debt Holdings LLC (“Concord”) is a joint venture between the Trust and Lexington Realty Trust (“Lexington”) formed for the purpose of acquiring and originating a diversified portfolio of loan assets and loan securities. At June 30, 2008, both the Trust and Lexington had each committed to invest $162,500,000 in Concord, all of which was contributed prior to June 30, 2008. In addition to the capital contributions made by the Trust and Lexington, Concord currently seeks to finance its loan assets and loan securities through various financing structures including repurchase facilities, credit lines, term loans and securitizations. Concord also seeks additional capital through sales of preferred or common equity in Concord. See “Note 13. Subsequent Events.” for information relating to an investment by a third party in Concord.

Concord’s bonds are treated as available for sale securities and, accordingly, are marked-to-market on a quarterly basis based on management’s assessment of fair value.

Concord assesses whether declines in the fair value of available for sale securities represent other-than-temporary impairment. In making this assessment, Concord considers the duration and extent of unrealized losses, its ability to hold such securities for a reasonable period until a full recovery of its cost basis, and the financial prospects of the collateral underlying the CMBS, CDO and REMIC securities. At June 30, 2008, all but one of Concord’s available for sale securities are performing in accordance with their terms and Concord intends to hold these loan securities on a long term basis. However, with respect to Concord’s bonds which are carried as available for sale securities, such bonds have experienced a decline in fair value over the past 9-12 months, a significant portion of which occurred during the three months ended June 30, 2008. In addition, with respect to the present bond market conditions, management’s view is still positive with respect to the actual performance of the bonds themselves but that it is unlikely that there will be any near or mid-term recovery in that market. Concord determined the market value of the bonds based upon pricing from third party counter parties and third party pricing models as well as its own assumptions. In light of the limited activity in the market place, these securities are classified as Level 3 in the fair value hierarchy. Accordingly, based upon these current factors, in accordance with GAAP, Concord determined that the decline in fair value was other-than-temporary in nature as defined by FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and related interpretations. Accordingly, Concord has written-down its cost basis of these securities to their estimated fair values at June 30, 2008 and has recognized impairment losses on the other-than-temporary impairment of these securities totaling $50,438,000 and $55,816,000 for the three and six months ended June 30, 2008.

Summary financial information of Concord is as follows (in thousands):

	As of	As of
	June 30, 2008	December 31, 2007

Condensed Balance Sheets
Cash and restricted cash	$30,366	$19,094
Real estate debt investments	909,176	952,035
Available for sale securities, net	136,312	188,073
Other assets	12,916	12,770

Total assets	$1,088,770	$1,171,972

Repurchase agreements	427,858	472,324
Collateralized debt obligations	362,450	376,650
Accounts payable and other liabilities	11,652	11,974
Minority interest	102	102
Accumulated other comprehensive loss	(8,210)	(16,780)
Members' capital	294,918	327,702

Total liabilities and members' capital	$1,088,770	$1,171,972

On the Trust's Consolidated Balance Sheets:
Equity investment in venture	$143,376	$155,461

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Equity Investments (Continued)

Concord Debt Holdings, LLC (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Condensed Statements of Operations
Interest and other income	$17,170	$17,050	$37,209	$28,204
Interest expense	(7,958)	(9,940)	(18,811)	(16,609)
Impairment loss on available for sale securities	(50,438)	-	(55,816)	-
Provision for loan loss	(2,200)	-	(2,200)	-
Gain on extinguishment of debt	2,552	-	7,702	-
General and administrative	(983)	(1,460)	(1,791)	(2,430)

Net income (loss) before minority interest	(41,857)	5,650	(33,707)	9,165

Minority interest	(6)	-	(6)	-

Net income (loss)	$(41,863)	$5,650	$(33,713)	$9,165

On the Trust's Consolidated
Statement of Operations and Comprehensive Income:
Equity in earnings (loss) of equity investment	$(20,933)	$2,825	$(16,857)	$4,582

In June 2008, Concord purchased $4,200,000 of its CDO notes, at a discount, for $1,648,000 and recognized a gain on the extinguishment of debt totaling $2,552,000.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Equity Investments (Continued)

Concord Debt Holdings, LLC (Continued)

Information pertaining to Concord’s credit facilities collateralized by the investments and available for sale securities as of June 30, 2008 and December 31, 2007 is as follows (in thousands):

		June 30, 2008		December 31, 2007
	Line	Debt Carrying	Collateral	Debt Carrying	Collateral
	Amount	Value	Carrying Value	Value	Carrying Value

Repurchase agreement with Column Financial, Inc. as counter-party, expiration March 30, 2009, renewable monthly, interest is variable based on one month LIBOR plus 85 to 135 basis points, weighted average of 3.52% and 5.84%, respectively. (2) (4) (5)	$350,000	$265,296	$369,923	$308,508	$412,561

Repurchase agreement with Bear Stearns Funding, Inc. as counter-party, expiration November 15, 2008, renewable monthly, interest is variable based on one month LIBOR plus 85 to 115 basis points, weighted average of 3.28% and 5.49%, respectively. (2) (4)	150,000	28,952	36,271	48,710	68,671

Repurchase agreement with Greenwich Capital Financial Properties, matures on December 30, 2012, interest is variable based on 1-month LIBOR rate plus 1%, weighted average of 3.47% and 5.85%, respectively. (1)	-	59,613	70,764	59,613	70,146

Repurchase agreement with Greenwich Capital Financial Properties, matures on December 15, 2008, interest is based on 1-month LIBOR rate plus 1%, weighted average of 3.48% and 5.90%, respectively. (1)	-	36,016	51,452	39,079	55,827

Repurchase agreement with Column Financial Inc., matures on March 9, 2009, interest is variable based on 1-month LIBOR rate plus 1%, weighted average of 3.48% and 5.95%, respectively. (1) (3)	-	15,981	25,565	16,414	25,270

Revolving credit facility with KeyBank National Association, matures on March 7, 2010, interest is variable based on 1-month LIBOR rate plus 175 to 225 basis points, weighted average of 4.66% at June 30, 2008	100,000	22,000	30,456	-	-

	$600,000	$427,858	$584,431	$472,324	$632,475

(1)	Repurchase facilities cover specific loan assets and may not be used for any other loan assets.
(2)
Repurchase facilities may be used for multiple loan assets and loan securities subject to the repurchase counterparty’s consent. Repurchase counterparties have advised that no additional advances will be made except, if at all, in connection with loan assets or debt securities acquired from the repurchase counterparty.

(3)	Concord may extend for up to three one-year extensions.
(4)
Interest rate is based on type of loan asset or loan security for which financing is provided. Weighted average interest rate at June 30, 2008 on the Column repurchase facility was 3.52% and on the Bear Stearns repurchase facility was 3.28%.

(5)	Concord may extend for two additional years so long as the outstanding balance is reduced to $200 million and 55% leverage by March 30, 2009.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Equity Investments (Continued)

Concord Debt Holdings, LLC (Continued)

Concord has entered into interest rate swaps with a total notional amount at June 30, 2008 of $203.3 million to manage exposure to interest rate movements affecting interest payments on certain variable-rate obligations.

Collateralized Debt Obligations

The following table outlines borrowings under Concord Real Estate CDO 2006-1, Ltd.’s (“CDO-1)” collateralized debt obligation as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008		December 31, 2007
	Debt	Collateral	Debt	Collateral
	Carrying Value	Par Value	Carrying Value	Par Value
CDO-1 Issued seven investment grade tranches December 21, 2006. Reinvestment period through December 21, 2011. Matures on December 21, 2016. Interest rate variable based on one-month LIBOR; the weighted average note rate was 2.98% and 5.37%, respectively	$362,450	$464,893	$376,650	$464,601

Lex-Win Acquisition, LLC

At June 30, 2008, Lex-Win Acquisition, LLC recorded an other than temporary impairment loss of $3,847,000. The Trust’s equity in loss of Lex-Win Acquisition, LLC reflects its share of the other than temporary impairment charge of $1,077,000. On August 6, 2008, Lex-Win Acquisition, LLC sold all of its shares held in Piedmont Office Realty Trust and made a distribution to the Trust of its pro-rata share of $9,041,000.

7.	Debt

The Trust’s debt obligations are summarized as follows (dollars in thousands):

		Spread Over	Interest Rate as of	Balance as of	Balance as of
	Maturity	LIBOR/Prime	June 30, 2008	June 30, 2008	December 31, 2007
Mortgage Loans Payable
Fixed Interest Rate:

Amherst, NY	October 2013	—	5.65%	$17,097	$17,276
Indianapolis, IN	April 2015	—	5.82%	4,416	4,447
Houston, TX	April 2016	—	6.49%	68,452	69,801
Andover, MA	February 2011	—	6.60%	6,447	6,503
S. Burlington, VT	February 2011	—	6.60%	2,763	2,787
Chicago, IL	March 2016	—	5.75%	21,516	21,600
Lisle, IL	June 2016	—	6.26%	24,577	24,600
Lisle, IL	March 2017	—	5.55%	5,600	5,600
Kansas City, KS	June 2012	—	7.04%	6,356	5,893
Orlando, FL	July 2017	—	6.40%	39,826	40,034

Variable Interest Rate:

Various	June 2009 (2)	LIBOR + 1.75%	(1)	28,578	28,884
Chicago, IL	March 2009	Prime + 0.50%	5.50%	9,500	9,500

Total Mortgage Loans Payable				$235,128	$236,925

(1)
As a result of the Trust entering into an interest rate swap agreement in the notional amount of $26,000, the Trust has effectively converted the floating interest rate to a fixed rate of 5.80% through December, 2009. The remaining principal amount of $2,578 remains variable at LIBOR plus 1.75% (which equated to 4.50% at June 30, 2008).

(2)	The Trust has two one-year extension options which would extend the maturity date to June 30, 2011.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Revolving Line of Credit

The Trust has a line of credit with KeyBank National Association (“KeyBank”) pursuant to which the Trust can borrow on a revolving basis up to $70,000,000. The revolving credit line matures December 16, 2008 with the option by the Trust to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on the Trust’s leverage ratio and range from LIBOR plus 1.5% to LIBOR plus 2.25%. In addition, to the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 1.35%. The Trust is required to pay a 15 or 25 basis point fee on the unused portion of the line, depending upon the outstanding balance borrowed. The Trust paid fees of $44,000 and $88,000 on the unused portion of the line for the three and six months ended June 30, 2008.

At June 30, 2008 and December 31, 2007, there were no amounts outstanding under the credit line. On July 22, 2008, the Trust drew down the entire $70,000,000 available under the credit line.

9.	Hedge Instruments

The table below presents information about the Trust’s interest rate swaps at June 30, 2008 (dollars in thousands):

Maturity	Swap Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value/ Carrying Value	Change in Unrealized Loss on Settled Swap	Gross Unrealized Income For the Three Months Ended June 30, 2008	Gross Unrealized Loss for the Six Months Ended June 30, 2008

December 2009	4.05%	$26,000 (1)	$-	$(348)	$(75)	$401	$(220)

(1)	represents a swap agreement related to the KeyBank loan collateralized by the Finova portfolio.

No hedge ineffectiveness as defined by FAS No. 133 on cash flow hedge was recognized for the six months ended June 30, 2008.

10.	Common Shares of Beneficial Interest

The following table sets forth information relating to sales of Common Shares during the six months ended June 30, 2008:

Date of Issuance	Number of Shares Issued	Price per Share	Type of Offering

1/15/08	321,539	$5.07	DRIP(1)
4/15/08	205,132	$4.13	DRIP
5/15/08	8,845,036	$4.27	Rights Offering(2)

(1)	The Trust’s Dividend Reinvestment and Stock Purchase Plan
(2)
Rights offering pursuant to which each holder of Common Shares and Series B-1 Preferred Shares received one basic subscription right for every ten Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every ten Common Shares issuable upon conversion of such Series B-1 Preferred Shares.

In addition to the foregoing sales of Common Shares, the Trust issued 2,666,664 Common Shares during the six months ended June 30, 2008 in connection with the conversion of 480,000 Series B-1 Preferred Shares. Conversion of Series B-1 Preferred Shares is treated as an equity transaction and any cost related to the issuance is recorded as a reduction in paid in capital.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the fees and reimbursements paid by the Trust for the three and six months ended June 30, 2008 and 2007 to FUR Advisors and Winthrop Management L.P. (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Asset Management (1)	$1,388	$1,311	$2,711	$2,477
Property Management (2)	65	68	126	130

(1)	Payable to FUR Advisors. Amounts reflect fees before application of credits described below.
(2)	Payable to Winthrop Management L.P.

In connection with the Newkirk/Lexington merger, the Trust received a $4,400,000 credit to be utilized on a go forward basis in offsetting the quarterly advisory fees payable under the Advisory Agreement or in cash if the credit was not fully utilized after eight fiscal quarters. The Trust utilized $1,108,000 and $2,325,000 of this amount to offset the base management fee payable for the three and six months ended June 30, 2007, respectively. As of September 30, 2007, the Trust had fully utilized the credit to offset future base management fees.

During the three and six months ended June 30, 2008, WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors and the entity retained to provide accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including CDO-1, received reimbursement of direct and indirect expenses totaling $417,000 and $888,000, respectively, in accordance with the terms of the agreement with WRP Sub-Management. Of these amounts, $125,000 and $250,000 were paid to Winthrop Realty Partners, L.P. to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord (the “Affiliate Amount”).  Because the Trust pays an advisory fee to FUR Advisors whereas Lexington, the other member in Concord, does not, the advisory fee payable to FUR Advisors by the Trust is reduced by 50% of the Affiliate Amount to ensure equal treatment of the Trust and Lexington with respect to the reimbursements paid by Concord. For the three and six months ended June 30, 2008, the Trust received and utilized a credit of $63,000 and $125,000, respectively, against the base management fee.

During the three and six months ended June 30, 2007, WRP Sub-Management received fees totaling $750,000 and $1,487,000, respectively. Of these amounts, $135,000 and $251,000, respectively, were paid to Winthrop Realty Partners, L.P. The Trust received and utilized a credit against the base management fee payable to FUR Advisors of $93,000 and $151,000, respectively.

On March 24, 2008, the Trust acquired for the benefit of Concord two classes of securities issued by CDO-1 with a face value of $10,000,000 for $4,850,000. The Trust subsequently transferred these securities to Concord on March 31, 2008 and received reimbursement equal to the acquisition cost.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	Related-Party Transactions (Continued)

In connection with the resignation by Michael L. Ashner, the Trust’s Chairman and Chief Executive Officer, as an officer and trustee of Lexington which was effective March 20, 2008, the Trust consented to FUR Advisors entering into a consulting agreement with Lexington pursuant to which FUR Advisors is to provide consulting services to Lexington through December 31, 2008.  For providing these services, FUR Advisors is entitled to a fee of $1,500,000 (the “Consulting Fee”), which is to be paid in monthly installments of $167,000.  In connection with an amendment to its advisory agreement, the Trust is entitled to a credit against the base management fee payable by the Trust to FUR Advisors equal to the Consulting Fee.  Accordingly, the Trust received a credit of $500,000 during the three months ended June 30, 2008 and the Trust expects to receive an additional credit of $1,000,000 against the base management fee payable during the remainder of 2008.

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

The following table presents a summary of the Trust’s assets held in each business segment as of June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
Identifiable Assets
Operating Properties	$287,065	$293,241
Loan Assets and Loan Securities	215,850	320,671
REIT Equity Interests	10,399	71,353
Other (1)	156,244	60,182
Total Assets	$669,558	$745,447

(1)	Includes cash and cash equivalents.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	Business Segments (Continued)

The following table presents a summary of revenues from Operating Properties, Loan Assets and Loan Securities and REIT Equity Interests and expenses incurred by each segment for the three and six months ended June 30, 2008 and June 30, 2007. The Trust defines net operating income for each segment presented as the segment’s revenue and other income less operating expenses. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under Corporate Income (Expense).

Business Segments (in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Operating Properties
Rents and reimbursements	$10,987	$11,285	$21,651	$20,832
Operating expenses	(1,802)	(1,176)	(3,669)	(2,339)
Real estate taxes	(675)	(447)	(1,414)	(867)
Loss on extinguishment of debt	-	(320)	-	(320)
Equity in loss of Sealy Northwest Atlanta, L.P.	(98)	(98)	(236)	(263)
Equity in loss of Sealy Airpark Nashville L.P.	(267)	(382)	(550)	(382)
Net operating income	8,145	8,862	15,782	16,661

Loan Assets and Loan Securities
Interest	322	2,445	828	5,496
Equity in earnings (loss) of preferred equity investment	(912)	1,247	1,418	7,397
Equity in earnings (loss) of Concord Debt Holdings, LLC	(20,933)	2,825	(16,857)	4,582
Gain on sale of mortgage-backed securities	-	-	454	-
Provision for loss on loan receivable	-	(1,266)	-	(1,266)
Net operating income (loss)	(21,523)	5,251	(14,157)	16,209

REIT Equity Interests
Dividends	28	1,114	55	2,426
Gain on sale of real estate securities	-	9,739	2,029	9,982
Equity in loss of Lex-Win Acquisition, LLC	(1,035)	(174)	(878)	(174)
Impairment loss on available for sale securities	(107)	-	(207)	-
Net operating income (loss)	(1,114)	10,679	999	12,234

Net Operating Income (loss)	(14,492)	24,792	2,624	45,104

Less - Depreciation and Amortization	2,992	3,257	6,057	5,875

Less - Interest Expense
Operating Properties	3,660	3,656	7,443	7,190
Loan assets and loan securities	-	1,786	206	3,958

Corporate Income (Expense)
Interest income	436	763	664	2,026
Interest expense	(1,730)	(1,942)	(3,572)	(3,883)
General and administrative (1)	(1,482)	(2,024)	(3,553)	(3,831)
State and local taxes	(98)	(231)	(222)	(471)

Income (loss) from continuing operations before minority interest	(24,018)	12,659	(17,765)	21,922
Minority interest	(86)	71	(86)	(542)
Income (loss) from continuing operations	(24,104)	12,730	(17,851)	21,380

Income from discontinued operations	47	46	106	97

Net Income (loss)	$(24,057)	$12,776	$(17,745)	$21,477
Capital Expenditures
Operating properties	$778	$417	$1,607	$676

(1)	After credits - See Note 11.

13.	Subsequent Events

On July 7, 2008, the Trust made a $1,050,000 mezzanine loan on a newly acquired property in the Marc Realty portfolio. The property is located at 180 North Wacker, Chicago, Illinois. The loan bears interest at 8.5%, requires monthly payments of interest only and matures on April 18, 2012. In connection with the loan, the Trust acquired an equity interest in the borrower which entitles it to share in capital proceeds.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	Subsequent Events (Continued)

On July 28, 2008, the Trust received a distribution of $10,000,000 from its equity investment in Concord.

On August 2, 2008, the Trust, together with Lexington, restructured Concord and admitted a subsidiary of Inland American Real Estate (‘Inland”) as a member in Concord. In connection with this transaction, the Trust formed with Lexington a new entity known as Lex-Win Concord LLC (“Lex-Win Concord”). Both the Trust and Lexington contributed all of their interests in Concord and WRP Management, LLC, the entity that provides collateral management services to CDO-1, to Lex-Win Concord. As a result, each holds a 50% ownership interest in Lex-Win Concord. Immediately following such contribution, Inland contributed $20 million to Concord and was admitted as a member of Concord. Inland further agreed to contribute up to an additional $80 million to Concord. Inland’s contributions are to be used primarily for additional investments by Concord and, if Inland agrees, to satisfy any future margin calls on Concord’s credit facilities. In connection with its investment in Concord, Inland is entitled to receive a priority return of 10% on its contributed and unreturned capital. For additional information relating to Lex-Win Concord and Inland’s investment in Concord we refer you to Item 1.01 of our Current Report on Form 8-K dated August 4, 2008, the text of which is attached to this quarterly report as Exhibit 99.1.

On August 6, 2008, Lex-Win Acquisition sold all of its shares of Piedmont Office Realty Trust for an aggregate price of $32,289,000. The Trust received a distribution of $9,041,000 in connection with this sale.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in this report.

Overview

Winthrop Realty Trust, which together with its subsidiaries we refer to as the Trust, we, us, and Company, is a real estate investment trust, which we refer to as a REIT, engaged in the business of owning real property and real estate related assets. With certain self-imposed limitations, we will seek opportunities to invest in or acquire most types of real estate assets or securities. We operate in three strategic business segments: (i) Operating Properties; (ii) Loan Assets and Loan Securities; and (iii) REIT Equity Interests. We acquire assets through direct ownership as well as through entering into specific strategic alliances and ventures. In particular, we have entered into two significant venture arrangements. Our venture with Marc Realty LLC, which we refer to as Marc Realty, a Chicago area real estate company, is our primary vehicle for investments in the Chicago metropolitan area. In addition, since its formation in March 2006, we have acquired substantially all of our loan assets and loan securities through Concord Debt Holdings LLC, which we refer to as Concord, a venture with Lexington Realty Trust, which we refer to as Lexington, and, effective August 2, 2008, a subsidiary of Inland American Real Estate Inc., which we refer to as Inland.

Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing. We seek to achieve this objective by identifying and investing in discrete real estate investments as well as entering into ventures including arrangements with regional or specialized real estate professionals with extensive experience in a particular market. In addition, we seek to enter into strategic co-investment ventures managed by us with institutional and high net worth investors to enhance our total return through acquisition, asset management and other fees, and a promoted economic interest. As opportunities present themselves and as market conditions dictate, we will focus our investment activity in one or more of our business segments and aggressively pursue such opportunities. Pursuant to the terms of our agreement with Lexington, we will not make any future direct investments in net lease or single-tenant properties through December 31, 2008.

In light of the change in the economic environment that has taken place since the third quarter of 2007, during the first half of 2008 we continued to focus our attention primarily on protecting against and preparing for the rigors and opportunities of this changed environment. Each of our investment platforms and investments is essentially a standalone business such that any potential problems or liabilities which might occur are limited to that specific platform or investment. Consequently, our exposure is in each case limited to our equity in that particular investment and not to us as a whole. In this regard, with the limited ability to obtain debt financing we have limited our exposure to short term debt. Inclusive of extension rights, the secured debt of our wholly owned assets has no debt maturing in 2008, approximately $9.5 million or 4% of the total outstanding debt maturing in 2009, and the balance of approximately $225.6 million or 96% of our total debt maturing in 2011 or later. Further, in July 2008 we drew down the entire $70 million available under our credit facility. This credit facility has a maturity of December 16, 2008 and an option to extend for one year.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

With respect to Concord, efforts continued to reduce its exposure to maturing debt. In this regard, Inland recently agreed to contribute, subject to certain conditions, up to $100 million to Concord, which contributions are to be used primarily for new acquisitions and, if Inland, agrees, satisfaction of margin calls. See “Concord Debt Holdings” below. Further, during the first half of 2008, Concord obtained a $100 million credit facility from KeyBank and Concord was able to obtain an extension on one of its Credit Suisse lines so long as the outstanding balance is reduced to $200 million and 55% leverage by March 30, 2009. At June 30, 2008, approximately 46% of Concord’s total debt obligations relative to CDO-1 mature in December 2016 and an additional 46% of Concord's obligations have extension rights to March 2011 or beyond. The remaining approximately 8% of its debt, or $65.0 million, has a maturity of less than one year.

We intend to fund our investments through one or more of the following: cash, borrowings under our credit facility, property loans, issuance of debt and equity, and ventures with third parties. Toward that end, we recently issued 8,845,036 of our Common Shares of Beneficial Interest, which we refer to as Common Shares, pursuant to a rights offering to the existing holders of our Common Shares and our Series B-1 Cumulative Convertible Redeemable Preferred Shares, which we refer to as our Series B-1 Preferred Shares. As investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities. Therefore, the sale of these investments is an important part of our overall earnings and may result in uneven earnings that may vary greatly from quarter to quarter.

We measure our success in meeting this objective by a number of factors, including increases in diluted per share net income, cash returns generated by our investments, cash flow from operating activities, shareholder equity and total return to our shareholders. During the three months ended June 30, 2008, Concord recognized a $50.4 million other than temporary impairment ($25.2 million of which is our share) with respect to Concord’s $203.2 million cost basis bond portfolio as well as a $2.2 million loan reserve on its $911.3 million loan portfolio. Although all but one of the bonds and all loans held by Concord are performing in accordance with their terms, the determination to recognize the other than temporary impairment at this time primarily reflects management’s concerns with respect to the present bond market conditions and its view of the absence of any near or mid-term recovery in that market as well as the length of time that the fair market value of the bonds has been in decline.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

During the three and six months ended June 30, 2008 and 2007 our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net income (loss)	$(24,057,000)	$12,776,000	$(17,745,000)	$21,477,000

Net income (loss) per Common Share, basic	$(0.33)	$0.16	$(0.25)	$0.28

Net income (loss) per Common Share, diluted	$(0.33)	$0.16	$(0.25)	$0.28

Net cash flow provided by operating activities			$20,120,000	$17,932,000

At June 30, 2008 and December 31, 2007, total assets and total shareholders’ equity were as follows:

	June 30, 2008	December 31, 2007

Total assets	$669,558 ,000	$745,447,000

Total shareholders’ equity	$319,477,000	$291,794,000

Our activities are administered by FUR Advisors LLC, which we refer to as our advisor, an entity controlled by and partially owned by our executive officers. Pursuant to the terms of an advisory agreement, our advisor is entitled to receive a base management fee and an incentive fee.  In addition, our advisor or its affiliate is also entitled to receive property and construction management fees at commercially reasonable rates as determined by our independent trustees.  The incentive fee is only payable at such time, if at all, when holders of our Common Shares receive aggregate distributions above a threshold amount as defined.  At June 30, 2008, the threshold amount was $377,379,000 which was equivalent to $3.87 per Common Share-diluted. Accordingly, if the Trust had been liquidated at June 30, 2008, our advisor would have been entitled to receive 20% of any amounts available for distribution, if any, in excess of such threshold amount. At such time as shareholders’ equity exceeds the threshold amount, we will record a liability, in accordance with GAAP, equal to approximately 20% of the difference between shareholders’ equity and the threshold amount.

Since April 1, 2008, we have entered into the following transactions:

•	Received a $4,600,000 distribution from Concord on April 2, 2008.

•
We made on April 14, 2008 an additional $3,923,000 mezzanine loan in our Marc Realty portfolio to the entity that holds the 180 N. Michigan Property. The mezzanine loan has similar terms as the other Marc Realty mezzanine loans except interest on the loan is paid monthly at 8.5%. We continue to hold an equity interest in the borrower which entitles us to share in capital proceeds and, unlike our equity interests in the other Marc Realty portfolio borrowers, cash flow.

•
One of the properties in the Marc Realty portfolio, 600 West Jackson, Chicago, Illinois, in which we held a 7.65% convertible mezzanine loan and a preferred interest, was sold on June 12, 2008 to an unaffiliated third party. We received $2,530,000, exclusive of interest, on our original investment of $1,736,000. Further to this transaction, the selling entity, of which we own 60%, made a $1,500,000 second mortgage loan to the buyer. The loan bears interest at 6.50%, matures on June 30, 2009, and requires monthly payments of interest only. In connection with the sale of the property, we have received additional equity income totaling $795,000 which has been deferred and will be recognized in earnings upon repayment of the second mortgage loan made to the borrower.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

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

Results of Operations - Six Months Ended June 30, 2008 Versus June 30, 2007

Net Earnings (loss)

Net loss was $17,745,000 for the six months ended June 30, 2008, a decrease in earnings of $39,222,000 from net income of $21,477,000 for the six months ended June 30, 2007. As described in greater detail below, the decrease was due primarily to decreases in net income from our Loan Assets and Loan Securities and REIT Equity Interests segments.

Operating Properties

Net operating income from our operating properties was $15,782,000 for the six months ended June 30, 2008 as compared to $16,661,000 for the six months ended June 30, 2007. This decrease in net operating income from our Operating Properties was the result of the following:

Rental Income – Overall, rental income increased by $819,000 to $21,651,000. With respect to properties owned during both six month periods, rental income decreased by $1,161,000 due primarily to a $1,123,000 tenant lease buyout in June 2007 at our Chicago, Illinois (Ontario) property. This decrease was more than offset by increased rental income of $1,980,000 from properties acquired during and after the six months ended June 30, 2007 due to an increase of $151,000 at Creekwood Apartments, which was acquired on March 29, 2007 and income of $1,829,000 from our River City property which we acquired in foreclosure on October 2, 2007. Average occupancy at our operating properties (other than Creekwood Apartments) was 96.3% for the six months ended June 30, 2008 compared to 96.4% for the six months ended June 30, 2007.

Operating Expenses – Overall, operating expenses increased by $1,330,000 to $3,669,000. With respect to properties owned during both six month periods, operating expenses increased by $216,000 (approximately 10%) primarily due to increased snow removal costs at our Chicago, Illinois properties. The remaining increase in operating expenses is due to operating expenses of $1,114,000 incurred at properties acquired during and after the six months ended June 30, 2007.

Real Estate Tax Expense – The increase in real estate tax expense of $547,000 is due to an increase of $472,000 from operating properties acquired during and after the six months ended June 30, 2007 and an increase of $75,000 (approximately 9%) from operating properties held for both periods. The primary changes in real estate tax expense at our properties held for both periods resulted from an increased assessment at our Chicago, Illinois (Ontario) property and our Circle Tower property which were partially offset by a lower assessment at our Lisle, Illinois properties.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

Sealy Ventures–Our investments in Sealy Northwest Atlanta, L.P., acquired in December 2006, and Sealy Airpark Nashville, acquired in April 2007, continue to generate positive cash flow. However, we recognized equity in loss of $786,000 for the six months ended June 30, 2008 as compared to $645,000 for the six months ended June 30, 2007. The losses are a result of depreciation and amortization exceeding net operating income for these properties for both periods.

Interest Expense– Interest expense related to our operating properties increased by $253,000 to $7,443,000 for the six months ended June 30, 2008 compared to $7,190,000 for the six months ended June 30, 2007. The increase is due to an increase in interest expense of $442,000 related to operating properties acquired during and after the six months ended June 30, 2007 which more than offset a decrease of $189,000 in interest expense related to properties held for both periods.

Depreciation and Amortization Expense– Depreciation and amortization expense relating to our operating properties increased by $182,000 to $6,057,000 for the six months ended June 30, 2008 compared to $5,875,000 for the six months ended June 30, 2007. Depreciation and amortization expense related to operating properties acquired during and after the six months ended June 30, 2007 increased by $293,000 and depreciation and amortization expense related to operating properties held for both periods decreased by $111,000.

Loan Assets and Loan Securities

Net operating loss from our loan assets and loan securities was $14,157,000 for the six months ended June 30, 2008 as compared to net operating income of $16,209,000 for the six months ended June 30, 2007. The changes were the result of the following:

Concord– Earnings from equity investment in Concord decreased by $21,439,000 to a loss of $16,857,000 for the six months ended June 30, 2008 as compared to earnings of $4,582,000 for the six months ended June 30, 2007. As described above, it was determined that an other than temporary impairment be taken with respect to Concord’s bond portfolio. As a result, we recognized an equity in earnings (loss) with respect to Concord due to this other than temporary impairment as well as other than temporary impairments taken during the first quarter of 2008. These impairments were partially offset by net interest earnings of $18,398,000 for the six months ended June 30, 2008 compared to $11,595,000 for the six-month period ended June 30, 2007 as a result of the significant investment activity during the first nine months of 2007 and a gain on extinguishment of debt of $7,702,000 relating to the acquisition of two tranches of debt issued by CDO-1 with a face value of $14,200,000 for $6,498,000. For information relating to Concord’s assets and operating results see “Item 1. Note 6” and “Off Balance Sheet Investments-Concord Debt Holdings” below.

Marc Realty– We recognized equity in earnings from our Marc Realty portfolio of $1,418,000 for the six months ended June 30, 2008 as compared to $7,397,000 for the six months ended June 30, 2007. The decrease in earnings was primarily the result of earnings on our Class B equity interests of $932,000 recognized during the six months ended June 30, 2008, as compared to $4,833,000 recognized during the six months ended June 30, 2007. During the six months ended June 30, 2008, earnings from preferred equity investments includes a loss of approximately $2,000,000 attributable to an impairment recorded at the underlying entity which holds a property in Lansing, Michigan. All of our loans in the Marc Realty portfolio were current at June 30, 2008.

Interest Income– Income from our loan assets and loan securities decreased by $4,668,000 to $828,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease primarily resulted from the satisfaction of the Toy Building loan in May 2007 and the River City - Land loan in October 2007, which generated interest income of $2,433,000 and $178,000, respectively. Interest income was further reduced due to the sale of our mortgage-backed securities in February 2008, resulting in a decrease of $2,269,000. These decreases were partially offset by an increase in interest income of $346,000 on our Marc Realty TI/Capex loans.

Interest Expense– Interest expense related to our loan assets and loan securities was $206,000 for the six months ended June 30, 2008, a decrease of $3,752,000 as compared to $3,958,000 for the six months ended June 30, 2007. The decrease was due primarily to the satisfaction of loans encumbering assets sold during and subsequent to the six months ended June 30, 2007.

Other Items– We recognized a gain on sale of mortgage-backed securities of $454,000 in February 2008 as a result of the liquidation of those securities. In addition, in June 2007, we recognized a provision for loss on the loan receivable of $1,266,000 related to our Vision Property Services loan.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

REIT Equity Interests

Income from our REIT Equity interests decreased by $11,235,000 to $999,000 for the six months ended June 30, 2008 from $12,234,000 for the six months ended June 30, 2007. The decrease was due primarily to a decrease in gain on sale of real estate securities of $7,953,000, a decrease in dividend income of $2,371,000, an increase in the equity loss in Lex-Win Acquisition, LLC of $704,000 and a $207,000 impairment loss on available for sale securities recognized in 2008. The decrease in the gain on sale of real estate securities consisted primarily of a $2,029,000 gain from the sale in 2008 of our shares in Lexington as compared to a gain of $9,739,000 from the sale of America First Apartment Investors, Inc. shares in 2007. The increase in equity loss in Lex-Win Acquisition, LLC was primarily the result of a $3,847,000 other than temporary impairment loss, of which $1,077,000 is our share, resulting from a decline in the estimated market value of the shares held by Lex-Win Acquisition, LLC. On August 6, 2008, Lex-Win Acquisition, LLC sold all of its shares held in Piedmont Office Realty Trust for an aggregate sales price of $32,289,000 ($8.31 per share) and made a distribution to us of our pro-rata share of $9,041,000.

Corporate Activities

Interest income earned on our cash and cash equivalents during the six months ended June 30, 2008 was $664,000 compared to $2,026,000 for the same period during 2007. The decrease was due primarily to lower average invested cash balances during the six months ended June 30, 2008 and lower yields on U.S. Treasury securities in 2008.

Interest expense decreased by $311,000 to $3,572,000 for the six months ended June 30, 2008 from $3,883,000 for the six months ended June 30, 2007. The decrease in expense relates primarily to a reduction in dividends paid on our Series B-1 Preferred Shares which we account for as interest expense. The decrease in expense reflects the impact of 480,000 Series B-1 Preferred Shares being converted into Common Shares during the six months ended June 30, 2008.

General and administrative expenses decreased by $278,000 to $3,553,000 for the six months ended June 30, 2008 from $3,831,000 for the six months ended June 30, 2007. This was primarily due to decreases in the base management fee of $239,000 as a result of credits received (See Item 1. Financial Statements - Note 11) and a decrease in professional fees of $36,000. All other general and administrative items remained relatively constant.

State Income Taxes

State income taxes were $222,000 for the six months ended June 30, 2008 as compared to $471,000 for the six months ended June 30, 2007 resulting from our anticipated taxable income for state purposes after the dividends paid deduction and utilization of net operating loss carryforwards where applicable.

Results of Operations – Three Months Ended June 30, 2008 Versus June 30, 2007

Net Earnings

Net loss was $24,057,000 for the three months ended June 30, 2008, a decrease of $36,833,000 from net income of $12,776,000 for the three months ended June 30, 2007. As described in greater detail below, the decrease was due primarily to decreases in net income from our Loan Assets and Loan Securities and REIT Equity Interests segments.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

Operating Properties

Net operating income from our operating properties was $8,145,000 for the three months ended June 30, 2008 as compared to $8,862,000 for the three months ended June 30, 2007. This decrease in net operating income from our Operating Properties was the result of the following:

Rental Income - Overall, rental income decreased by $298,000 to $10,987,000. With respect to properties owned during both three month periods, rental income decreased by $1,212,000 due primarily to a $1,123,000 tenant lease buyout in June 2007 at our Chicago, Illinois (Ontario) property and a decrease of $88,000 at our Creekwood Apartments property. With respect to properties acquired during and after the three months ended June 30, 2007, we recognized rental income of $914,000. Average occupancy at our operating properties (other than Creekwood Apartments) was 96.2% for the three months ended June 30, 2008 compared to 96.7% for the three months ended June 30, 2007.

Operating Expenses - Overall, operating expenses increased by $626,000 to $1,802,000. With respect to properties owned during both three month periods, operating expenses increased by $147,000 (approximately 9%) primarily due to budgeted maintenance costs at our Lisle, Illinois properties and Creekwood Apartments. The remaining increase in operating expenses is due to operating expenses of $479,000 incurred at properties acquired during and subsequent to the three months ended June 30, 2007.

Real Estate Tax Expense - The increase in real estate tax expense of $228,000 is due to an increase of $224,000 of expenses from operating properties acquired during and subsequent to the three months ended June 30, 2007 and an increase of $4,000 from operating properties held for both periods.

Sealy Ventures - We recognized an equity in loss of $365,000 for the three months ended June 30, 2008 as compared to $480,000 for the three months ended June 30, 2007. The losses for both periods are a result of depreciation and amortization exceeding net operating income for these properties.

Loss on Extinguishment of Debt - We recognized a $320,000 loss on extinguishment of debt during the three months ended June 30, 2007 relating to a $40,000,000 paydown on our Finova debt and no corresponding loss during the three months ended June 30, 2008.

Interest Expense - Interest expense related to our operating properties increased by $4,000 to $3,660,000 for the three months ended June 30, 2008. The increase is due to an increase in interest expense of $140,000 related to operating properties acquired during and subsequent to the three months ended June 30, 2007 which more than offset a decrease of $136,000 in interest expense related to properties held for both periods.

Depreciation and Amortization Expense - Depreciation and amortization expense relating to our operating properties decreased by $265,000 to $2,992,000 for the three months ended June 30, 2008. Depreciation and amortization expense related to operating properties acquired during and subsequent to the three months ended June 30, 2007 increased by $247,000 and depreciation and amortization expense related to operating properties held for both periods decreased by $512,000.

Loan Assets and Loan Securities

Net operating loss from our loan assets and loan securities was $21,523,000 for the three months ended June 30, 2008, a decrease of $26,774,000 from net income of $5,251,000 for the three months ended June 30, 2007. The changes were the result of the following:

Concord - Earnings from equity investment in Concord decreased by $23,758,000 to a loss of $20,933,000 for the three months ended June 30, 2008 as compared to earnings of $2,825,000 for the three months ended June 30, 2007 primarily due to the other than temporary impairment described above. These impairments were partially offset by net interest earnings of $9,212,000 for the three months ended June 30, 2008 compared to $7,110,000 for the period ended June 30, 2007 as a result of the significant investment activity during the first nine months of 2007 and a gain on extinguishment of debt of $2,552,000 relating to the acquisition of a class of securities issued by CDO-1 with a face value of $4,200,000 for $1,648,000. For information relating to Concord’s assets and operating results see “Item 1. Note 6” and “Off Balance Sheet Investments-Concord Debt Holdings” below.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

Marc Realty - We recognized equity in loss from our Marc Realty portfolio of $912,000 for the three months ended June 30, 2008 as compared to earnings of $1,247,000 for the three months ended June 30, 2007. The decrease in earnings was primarily a result of the recognition of a loss during the three months ended June 30, 2008 of approximately $2,000,000 attributable to an impairment recorded at the underlying entity which holds a property in Lansing, Michigan. In addition, property sales during and after the three months ended June 30, 2007 resulted in a lower investment balance for the three months ended June 30, 2008. All of our loans in the Marc Realty portfolio were current at June 30, 2008.

Interest Income - Income from our loan assets and loan securities decreased by $2,123,000 to $322,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease primarily resulted from the satisfaction of the Toy Building loan in May 2007 and the River City - Land loan in October 2007, which generated interest income of $811,000 and $76,000, respectively. Interest income was further reduced due to the sale of our mortgage-backed securities in February 2008, resulting in a decrease of $1,223,000. These decreases were partially offset by an increase in interest income of $160,000 on our Marc Realty TI/Capex loans.

Interest Expense - We incurred no interest expense on our Loan Assets and Loan Securities during the three months ended June 30, 2008 as we had no outstanding indebtedness secured by our assets in this segment.

Other Items - We recognized a provision for loss on a loan receivable of $1,266,000 in June 2007 related to our Vision Property Services loan.

REIT Equity Interests

Income from our REIT Equity interests decreased by $11,793,000 to a loss of $1,114,000 for the three months ended June 30, 2008 from income of $10,679,000 for the three months ended June 30, 2007. The decrease was due primarily to a decrease in gain on sale of real estate securities of $9,739,000, a decrease in dividend income of $1,086,000, an increase in the equity loss in Lex-Win Acquisition, LLC of $861,000 and a $107,000 impairment loss on available for sale securities recognized in June 2008. The decrease in the gain on sale of real estate securities was the result of the sale in 2007 of our shares in America First Apartment Investors, LLC. The decrease in dividend income was the result of the sale of our shares of America First Apartment Investors in 2007 and Lexington in 2008. The increase in equity loss in Lex-Win Acquisition, LLC was primarily the result of a $3,847,000 other than temporary impairment loss, of which $1,077,000 is our share, resulting from a decline in the estimated market value of the shares held by Lex-Win Acquisition, LLC. On August 6, 2008, Lex-Win Acquisition, LLC sold all of its shares held in Piedmont Office Realty Trust for an aggregate sales price of $32,289,000 ($8.31 per share) and made a distribution to us of our pro-rata share of $9,041,000.

Corporate Activities

Interest income earned on our cash and cash equivalents during the three months ended June 30, 2008 was $436,000 compared to $763,000 for the same period during 2007. The decrease was due primarily to lower yields on U.S. Treasury securities in 2008.

Interest expense decreased by $212,000 to $1,730,000 for the three months ended June 30, 2008 from $1,942,000 for the three months ended June 30, 2007. The decrease in expense relates primarily to a reduction in dividends paid on our Series B-1 Preferred Shares which we account for as interest expense. The decrease in expense reflects the impact of 240,000 Series B-1 Preferred Shares being converted into Common Shares during the three months ended June 30, 2008.

General and administrative expenses decreased by $542,000 to $1,482,000 for the three months ended June 30, 2008 from $2,024,000 for the three months ended June 30, 2007. This was primarily due to decreases in the base management fee of $452,000 as a result of credits received (See Item 1. Financial Statements - Note 11), a decrease in professional fees of $73,000 and a decrease of $19,000 in costs associated with potential investments. All other general and administrative items remained relatively constant.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

State Income Taxes

State income taxes were $98,000 for the three months ended June 30, 2008 as compared to $231,000 for the three months ended June 30, 2007 resulting from our anticipated taxable income for state purposes after the dividends paid deduction and utilization of net operating loss carryforwards where applicable.

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

As noted earlier, in light of the change in the economic environment that has taken place since the third quarter of 2007, during the first half of 2008 we continued to focus our attentions primarily on protecting against and preparing for the rigors and opportunities of this changed environment. In this regard, we focused on increasing our liquidity. We received net proceeds of approximately $37,002,000 in May 2008 in connection with the issuance of 8,845,036 Common Shares in connection with our rights offering and an aggregate of $2,477,000 in connection with the issuance of approximately 526,671 Common Shares pursuant to our Dividend Reinvestment Plan on January 15, 2008 and April 15, 2008. At June 30, 2008, we had cash and cash equivalents of $135,320,000 and had $70,000,000 available under our revolving line of credit with KeyBank, all $70 million of which we drew down in July 2008.

At June 30, 2008, there was an effective registration statement under which we can offer an aggregate of approximately $256,388,000 of additional equity or debt securities. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. Although to date we have not issued limited partnership interests in a transaction, we believe that this structure may facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including investments and the possible payment of dividends and distributions.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $98,666,000 during the six months ended June 30, 2008. The increase resulted from $20,120,000 of cash provided by operating activities and $136,662,000 of cash provided by our investing activities which were partially offset by $58,116,000 of cash used in financing activities.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

Cash provided by operating activities of $20,120,000 was comprised of a net increase due to adjustments for non-cash items of $31,475,000 and a net increase due to changes in other operating assets and liabilities of $6,390,000 which were partially offset by a net loss of $17,745,000. See our discussion of our Results of Operations above for additional details on our operations.

Cash provided by investing activities consisted of: (i) $1,147,000 of collections of loans receivable, (ii) $78,318,000 of proceeds received from repayment on our mortgage-backed securities available for sale; (iii) $57,699,000 of proceeds from the sale of available for sale securities; and (iv) $20,179,000 of proceeds from the repayment of preferred equity investments.

We used cash for investing activities during the six months ended June 30, 2008 primarily as follows: (i) $5,087,000 for investment in our Concord joint venture; (ii) $1,764,000 for capital improvements to our existing operating properties; (iii) $4,846,000 of issuance of new loans receivable; (iv) $3,923,000 for a new investment in our Marc Realty venture; and (v) $5,055,000 for purchase of available for sale securities.

During the six months ended June 30, 2008, we used cash for financing activities primarily as follows: (i) $20,659,000 for dividend payments on our Common Shares; (ii) $75,175,000 for repayment of borrowings under repurchase agreements; and (iii) $2,260,000 for mortgage loan repayments.

Cash provided by financing activities was primarily the result of $37,002,000 of proceeds from the issuance of Common Shares through a rights offering, $463,000 of mortgage loan proceeds, $2,477,000 of proceeds from our Dividend Reinvestment and Stock Purchase Plan and a $60,000 decrease in restricted cash held in escrow.

Equity Investment in Joint Venture

As of June 30, 2008, we had contributed $162,500,000 to Concord, $5,087,000 of which was contributed during the six months ended June 30, 2008. In April 2008, we received a distribution of $4,600,000 from Concord representing our share of the joint venture’s first quarter cash flow. In July 2008, we received a distribution of $10,000,000 from Concord.

Dividends

We paid regular quarterly dividends of $0.065 per Common Share and $0.40625 per Series B-1 Share for each of the first two quarters of 2008.  In addition, we paid a special dividend for the year ended December 31, 2007 of $0.18 per Common Share and $0.7639 per Series B-1 Share in the first quarter of 2008.

Off-Balance Sheet Investments

We have two significant off-balance sheet investments, our investment in Concord and our loans and preferred equity interests in the Marc Realty portfolio.

Concord Debt Holdings

General

Concord’s loan assets and loan securities are categorized as those held directly by Concord and those held in Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

The following table summarizes Concords financial results for the six months ended June 30, 2008 (in thousands):

Total Assets	$1,088,770
Total Liabilities	802,000
Cash and restricted cash	30,366
Interest and Other Income	37,209
Interest Expense	18,811
Net (Loss)	(33,713)

At June 30, 2008, Concord had total assets of approximately $1.09 billion, total liabilities of approximately $802 million and member’s equity of approximately $286.7 million. With respect to the loan assets held by CDO-1, the weighted average maturities, before and after giving effect to extensions, were 3.31 years and 4.58 years, respectively. With respect to the loan assets held directly by Concord the weighted average maturities, before and after giving effect to extensions, were 1.98 years and 3.77 years, respectively. Concord generated a net loss of approximately $41.9 million during the three months ended June 30, 2008 compared to net income of $5.6 million for three months ended June 30, 2007. For the six months ended June 30, 2008, Concord had a net loss of $33.7 million compared to net income of $8.9 million for the six months ended June 30, 2007. The decrease in net income was primarily due to the $55.8 million in impairment loss on available for sale securities and $2.2 million loan reserve described below.

Excluding non-cash items, Concord generated net income of $16.6 million for the six months ended June 30, 2008 resulting in a current annualized return on investment of approximately 10.3% as compared to $9.2 million for the six months ended June 30, 2007 resulting in a current annualized return on investment of approximately 9.6%. The increase was due to an increase in interest income of $9.0 million to $37.2 million for the six months ended June 30, 2008 as compared to $28.2 million for the six months ended June 30, 2007 and a decrease in general and administrative expense of $0.6 million to $1.8 million for the six months ended June 30, 2008 as compared to $2.4 million for the six months ended June 30, 2007, which were partially offset by an increase in interest expense of $2.2 million to $18.8 million for the six months ended June 30, 2008 as compared to $16.6 million for the six months ended June 30, 2007.

During the six months ended June 30, 2008, Concord:

•
acquired loan assets and loan securities with a stated principal balance of $5.98 million for $5.94 million with a weighted yield to maturity of 14.3% and in July 2008 acquired a loan asset with a stated principal balance of $1.49 million for $1.27 million with a weighted yield to maturity of 13.4%;

•	acquired two classes of securities issued by CDO-1 with a face value of $14.2 million for $6,498,000 resulting in a gain on extinguishment of debt of $7.7 million;
•	borrowed an aggregate of $22.0 million which is secured by certain of its loan assets;
•	made $66.5 million in principal payments on its credit facilities;
•
made aggregate distributions from earnings to its members of $9.2 million, $4.6 million of which is distributed to us. In addition, in July 2008, Concord made a $20.0 distribution of retained earnings, $10.0 million of which was paid to us.

Concord’s loan securities are treated as available for sale securities and, accordingly, are marked-to-market on a quarterly basis based upon pricing from third party counter parties and third party pricing models as well as its own assumptions. During the six months ended June 30, 2008, Concord’s portfolio of available for sale securities experienced continued declines in fair value to amounts below their amortized cost basis. Although all but one of the bonds held by Concord are performing in accordance with their terms, the determination to recognize the other than temporary impairment at this time primarily reflects management’s concerns with respect to the present bond market conditions and its view of the absence of any near or mid-term recovery in that market as well as the length of time that the fair market value of the bonds has been in decline. As a result of management’s review, during the three and six months ended June 30, 2008 Concord recorded a $50.4 million and $55.8 million, respectively, other than temporary impairment charge on its $203.2 million cost basis bond portfolio. In addition, Concord recognized a $2.2 million loan reserve on its $911.3 million loan portfolio.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

August 2008 Restructuring

On August 2, 2008, we, together with Lexington, restructured our investment in Concord and admitted Inland as a member in Concord. In connection with this transaction, we formed with Lexington a new entity known as Lex-Win Concord LLC, which we refer to as Lex-Win Concord. Both us and Lexington contributed all of our interests in Concord and WRP Management, LLC, the entity that provides collateral management services to CDO-1, to Lex-Win Concord. As a result, each of us holds a 50% ownership interest in Lex-Win Concord. Immediately following such contribution, Inland contributed $20 million to Concord and was admitted as a member of Concord. Inland further agreed to contribute up to an additional $80 million to Concord. Inland’s contributions are to be used primarily for additional investments by Concord and, if Inland agrees, to satisfy any future margin calls on Concord’s credit facilities.

In connection with its investment in Concord, Inland is entitled to receive a priority return of 10% on its contributed and unreturned capital. With respect to cash flow, after Inland receives its 10% priority return and Lex-Win Concord receives a return of 10% on its unreturned capital, Lex-Win Concord is entitled to a promoted interest equal to 30% of amounts otherwise distributable to Inland. With respect to capital proceeds (principal repayments on loan assets and loan securities), after Inland receives its 10% priority return on unreturned capital, Lex-Win is entitled to all distributions until its unreturned capital is reduced to $200 million (currently $325 million) or, if Inland is no longer obligated to make capital contributions, the greater of (i) $100 million and (ii) 200% of Inland’s unreturned capital contributions. Further, after all capital is returned to both Inland and Lex-Win, Lex-Win will be entitled to a promoted interest equal to 30% of amounts otherwise distributable to Inland.

For serving as the managing member of Concord, Lex-Win Concord is entitled to receive a fee equal to 1% of the total unreturned capital contributions of Inland and Lex-Win Concord as well as a fee of 27.5 basis points of the purchase price or loan amount of all loans acquired or originated by Concord. These fees are offset by any fees payable directly from CDO-1 to WRP Management LLC. In turn, Lex-Win Concord and WRP Management will continue to retain WRP Sub-management LLC, an affiliate of our advisor, to provide services to Concord. WRP Sub-management will be entitled to (i) reimbursement of indirect expenses in an amount equal to 5 basis points of the total assets of Concord, which we refer to as the indirect reimbursement amount, (ii) reimbursement for payments made to loan originators which amounts are approved in connection with the annual budget each year, and (iii) a reimbursement of all direct expenses of employees (other than loan originators) dedicated solely to the business of Concord. Due to the affiliation of WRP Sub-management and our advisor, we will continue to be entitled to reduce the fee payable by us to our advisor by one-half of the indirect reimbursement amount paid to WRP Sub management in to ensure equal treatment to us and Lexington, the other 50% member in Lex-Win Concord, with respect to the fees paid by Lex-Win Concord to WRP Sub-management.

For additional information relating to Lex-Win Concord and Inland’s investment in Concord we refer you to Item 1.01 of our Current Report on Form 8-K dated August 4, 2008, the text of which is attached to this quarterly report as Exhibit 99.1.

Concord’s Assets

CDO-1

Concord has financed a portion of its loan assets and loan securities through CDO-1. The weighted average interest rate on the loan assets and loan securities held in CDO-1 at June 30, 2008 was 5.41% and the weighted average interest rate on the amount payable by Concord on its notes at June 30, 2008 was 2.98%. Accordingly, assuming the loan assets and loan securities are paid in accordance with their terms, Concord retains an average spread of the difference between the interest received on the loan assets and loan securities and the interest paid on the loan assets and loan securities.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

The loan assets and loan securities and the note obligations for CDO-1 at June 30, 2008 are set forth below (amounts in thousands).

CDO Loan Assets and Loan Securities June 30, 2008				CDO Notes June 30, 2008

Date Closed	Par Value of CDO Collateral (3)	Weighted Average Interest Rate	Weighted Average Life (years)	Outstanding CDO Notes (1)	Weighted Average Interest Rate	Stated Maturity	Equity Value (2)

12/21/06	$464,893	5.41%	4.10	$362,450	2.98%	12/2016	$102,444

(1)	Includes only notes held by third parties.
(2)	Concord’s potential loss is limited to the equity value of its investment in CDO-1 of which we would bear 50% of such loss.
(3)	Consists of loan assets with a par value of $337,915 and loan securities with a par value of $126,978.

CDO-1’s loan assets were diversified by industry as follows at June 30, 2008:

Industry	% of Par Value

Hospitality	30.59%
Office	44.15%
Mixed Use	5.10%
Retail	4.43%
Industrial	7.09%
Multi-family	8.64%
100.00%

The following table sets forth the aggregate carrying values, allocation by loan type and weighted average coupons of the loan assets and loan securities held in CDO-1 as of June 30, 2008 (in thousands):

	Carrying Value(1)	Par Value	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR

Whole loans, floating rate	$20,000	$20,000	4.30%	-	195 bps
Whole loans, fixed rate	44,796	44,900	9.66%	6.45%	-
Subordinate interests in whole loans, floating rate	108,805	108,864	23.42%	-	292 bps
Subordinate interests in whole loans, fixed rate	24,813	27,536	5.92%	7.47%	-
Mezzanine loans, floating rate	81,410	81,410	17.51%	-	218 bps

Mezzanine loans, fixed rate	53,172	55,205	11.87%	7.46%	-

Loan securities, floating rate	78,989	104,544	22.49%	-	196 bps
Loan securities, fixed rate	12,662	22,434	4.83%	5.97%	-

Total/Average	$424,647	$464,893	100.00%	6.96%	228 bps

(1)	Net of unamortized fees and discounts of $6,982 and impairment charges of $33,264.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

The following table sets forth the maturity dates, assuming no remaining extensions are exercised by the applicable borrower, for the loan assets held in CDO-1 at June 30, 2008 (in thousands):

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2008	6	$120,209	36.10%
2009	3	54,589	16.39%
2010	4	46,669	14.01%
2011	1	20,900	6.28%
2012	1	5,031	1.51%
Thereafter	7	85,599	25.71%

Total	22	$332,997	100.00%

Weighted average maturity (1) 3.31 years

(1)
The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth the maturity dates, assuming all remaining extensions are exercised, for the loan assets held in CDO-1 at June 30, 2008 (in thousands):

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2008	-	$-	-
2009	-	-	-
2010	1	11,251	3.38%
2011	11	207,527	62.32%
2012	3	28,620	8.59%
Thereafter	7	85,599	25.71%

Total	22	$332,997	100.00%

Weighted average maturity (1) 4.58 years

(1)	The calculation of weighted average maturity is based upon the remaining term, assuming the exercise of all extension options available to the borrower.

The following table sets forth a summary of the loan securities held in CDO-1 at June 30, 2008 (in thousands):

Description	Par Value	Amortized Cost	Gross Unrealized Gain (Loss)	Impairment Loss	Carrying Value

Floating rate	$104,544	$104,492	$-	$(25,504)	$78,989
Fixed rate	22,434	20,422	-	(7,760)	12,662
Total	$126,978	$124,914	$-	$(33,264)	$91,651

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

The following table sets forth a summary of the underlying credit rating of the loan securities held in CDO-1 at June 30, 2008:

Rating	Par Value	Percentage
	(in thousands)

BBB+	$9,000	7.09%
BBB	25,585	20.15%
BBB-	49,500	38.98%
BB+	21,000	16.54%
BB	14,893	11.73%
B+	7,000	5.51%
Total	$126,978	100.00%

Concord’s Other Loan Assets and Loan Securities

The following table sets forth the aggregate carrying values, allocation by loan type and weighted average coupons of Concord’s other loan assets and loan securities as of June 30, 2008:

	Carrying Value (1)	Par Value	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR
	(in thousands)	(in thousands)

Whole loans, floating rate	$116,994	$116,994	17.56%	-	190 bps
Whole loans, fixed rate	23,300	25,300	3.8%	10.61%	-
Subordinate interests in whole loans, floating rate	160,478	161,300	24.21%	-	214 bps
Subordinate interests in whole loans, fixed rate	14,241	15,750	2.36%	8.63%	-
Mezzanine loans, floating rate	186,966	190,717	28.62%	-	215 bps

Mezzanine loans, fixed rate	74,201	77,695	11.66%	6.76%	-

Loan securities, floating rate	44,661	78,533	11.79%	-	141 bps

Total/Average	$620,841	$666,289	100.00%	7.83%	194 bps

(1)	Net of unamortized fees and discounts of $9,667, unfunded commitments of $18,800, $2,200 of loan loss reserves and impairment charges of $33,580.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

The following table sets forth the maturity dates, assuming no remaining extensions are exercised by the applicable borrower, for Concord’s other loan assets:

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2008	6	$129,555	22.49%
2009	14	226,301	39.28%
2010	3	84,293	14.63%
2011	1	6,300	1.09%
2012	3	73,021	12.67%
Thereafter	7	56,710	9.84%

Total	34	$576,180	100.00%

Weighted average maturity (1) 1.98 years

(1)
The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth the maturity dates, assuming all remaining extensions are exercised, for Concord’s other loan assets:

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2008	1	$19,000	3.30%
2009	2	29,226	5.07%
2010	1	7,285	1.26%
2011	11	170,053	29.51%
2012	12	293,906	51.02%
Thereafter	7	56,710	9.84%

Total	34	$576,180	100.00%

Weighted average maturity (1) 3.77 years

(1)	The calculation of weighted average maturity is based upon the remaining term, assuming the exercise of all extension options available to the borrower.

Concord’s other loan securities were diversified by industry as follows at June 30, 2008:

Industry	% of Par Value

Hospitality	44.48%
Office	42.48%
Mixed Use	5.70%
Retail	-
Industrial	0.26%
Multi-family	7.08%
100.00%

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

The following table sets forth a summary of Concord’s other loan securities at June 30, 2008 (in thousands):

Description	Par Value	Amortized Cost	Gross Unrealized Gain (Loss)	Realized Loss	Carrying Value

Floating rate	$78,533	$78,241	$-	$(33,580)	$44,661
Total	$78,533	$78,241	$-	$(33,580)	$44,661

The following table sets forth a summary of the underlying credit rating of Concord’s other loan securities at June 30, 2008 (in thousands):

Rating	Par Value	Percentage

AA-	$1,381	1.76%
A-	3,242	4.13%
BBB+	25,094	31.95%
BBB	8,513	10.84%
BBB-	22,611	28.79%
BB+	15,085	19.21%
B	1,133	1.44%
B-	1,474	1.88%
Total	$78,533	100.00%

Credit Facilities

See Item 1. Financial Statements – Note 6.

Marc Realty

See Item 1. Financial Statements - Note 5.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the potential negative effects of interest rate fluctuations on our cash flow and earnings. Among our liabilities are both fixed and variable rate debt. In an attempt to mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, we entered into the following agreements: (i) an interest rate swap with a $26,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank, with an outstanding balance at June 30, 2008 of $28,578,000, from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80% and (ii) an interest rate swap on our Repurchase Agreements, which bore interest at LIBOR minus 0.002%, effectively fixing our rate at 4.055% on these financings. The notional amount of the swap was $54,021,000 at December 31, 2007 which matured in January 2008. This agreement was terminated in February 2008 with the repayment of the then outstanding balance of the repurchase agreements, resulting from the Trust’s sale of its mortgage-backed securities available for sale.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate loans at June 30, 2008 (in thousands). For example, if the LIBOR rate were to increase by 1%, the effect would be to increase interest expense by $3,018,000 and decrease our net income by $3,018,000.

	Change in LIBOR
	-3%	-2%	-1%	1%	2%	3%

Change in consolidated interest expense	(362)	(242)	(121)	121	242	362
Pro rata share of change in interest expense of debt on non-consolidated entity (1)	(8,806)	(5,870)	(2,935)	2,935	5,870	8,806
Minority partners share	114	76	38	(38)	(76)	(114)
Proforma (increase) decrease in net income	$(9,054)	$(6,036)	$(3,018)	$3,018	$6,036	$9,054

(1)	Represents our pro rata share of a change in interest expense in our investment - Concord

We believe that due to our significant investment in a non-consolidated entity, Concord, the presentation of our pro rata share of a change in interest expense from this entity is important to fully understand our exposure to fluctuations in interest rates.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, as of June 30, 2008 our pro rata share of Concord’s variable rate mortgage loan assets and loan securities ($440,681,000), partially mitigate our exposure to changes in interest rates.

Real Estate Risk Relating to Loan Assets

We have a significant investment in Concord which, in turn, holds loan assets and loan securities collateralized directly and indirectly by commercial real estate. Commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions as a result of industry slowdowns and other factors, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses such as energy costs.  In the event net operating income decreases, a borrower may have difficulty repaying Concord’s loan assets, which could result in losses to Concord and, accordingly, us.  In addition, decreases in property values reduce the value of the collateral thereby creating risk as to both the ability of borrowers to refinance and, if they can refinance, to obtain sufficient proceeds to repay Concord’s loans, which could also cause us to suffer losses.  Even when a property’s net operating income is sufficient to cover the property’s debt service at the time a loan is made, there can be no assurance that this will continue in the future.  Concord employs careful business selection, rigorous underwriting and credit approval processes and attentive asset management to mitigate these risks.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

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

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2008, the Trust held its Annual Meeting of Shareholders for the purpose of :

•	Electing seven trustees to the Board of Trustees to serve for a term of one year.

•	Ratifying PricewaterhouseCoopers LLP as the Trust’s independent registered public accounting firm for 2008.

The following persons were elected as Trustees by the following vote

Trustee	Shares Voted For	Shares Voted Against

Michael L. Ashner	57,933,336	2,639,293
Arthur Blasberg, Jr.	58,042,594	2,530,035
Peter Braverman	58,221,848	2,350,781
Talton Embry	58,057,323	2,515,306
Howard Goldberg	58,053,883	2,518,746
Thomas F. McWilliams	58,217,758	2,354,871
Steven Zalkind	58,059,256	2,513,373

Shareholders ratified PricewaterhouseCoopers LLP as the Trust’s independent registered public accounting firm for 2008 by the following vote

Shares Voted For	Shares Voted Against	Shares Abstaining

60,140,049	383,879	48,702

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: August 11, 2008	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: August 11, 2008	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Amended and Restated Declaration of Trust as of December 15, 2005 - Incorporated by reference to Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005	-

3.2	Bylaws of the Trust as restated on November 8, 2005 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed November 10, 2005.	-

3.3	Amendment to Bylaws adopted January 10, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed January 16, 2007	-

3.4	Amendment to Bylaws adopted February 27, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed March 2, 2007	-

4.1	Form of certificate for Shares of Beneficial Interest - Incorporated by reference to the Trust’s Registration Statement on Form S-3 No. 33-2818.	-

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust - Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	-

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	-

4.5	Amendment No. 1 to Series B-1 Certificate of Designations - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	-

10.1	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002 - Incorporated by reference to Exhibit 10.Q to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002.	-

10.2	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.3	Amended and Restated Advisory Agreement dated November 7, 2005, between the Trust and FUR Advisors LLC - Incorporated by reference to Exhibit 10.6 to the Trust’s Form 8-K filed November 10, 2005.	-

10.4	Amendment No. 1 to Amended and Restated Advisory Agreement dated May 17, 2006, between the Trust and FUR Advisors - Incorporated by reference to Exhibit 10.6 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.5	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

10.6	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.7	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.8	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 23, 2004.	-

10.9	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.11 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.10	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 23, 2004.	-

10.11	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 23, 2004.	-

10.12	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 23, 2004.	-

10.13	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 23, 2004.	-

10.14	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005	-

10.15	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation - Incorporated by reference to Exhibit 10 to the Trust’s Form 8-K filed February 18, 2005.	-

10.16	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	-

10.17	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	-

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

10.18	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	-

10.19	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	-

10.20	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	-

10.21	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 10, 2005.	-

10.22	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 10, 2005.	-

10.23	Acquisition Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 10, 2005.	-

10.24	Registration Rights Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 10, 2005.	-

10.25	Joinder Agreement with respect to the Securities Purchase Agreement, dated November 7, 2005, by and among the Trust, Newkirk Realty Trust, Inc. and The Newkirk Master Limited Partnership - Incorporated by reference to Exhibit 10.10 to the Trust’s Form 8-K filed November 10, 2005.	-

10.26	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 21, 2005.	-

10.27	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 21, 2005.	-

10.28	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	-

10.29	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.30	Second Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated August 2, 2008, between Lex-Win Concord LLC and Inland American (Concord) Sub LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed August 4, 2008	-

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2008

10.30	Limited Liability Company Agreement of Lex-Win Concord LLC, dated August 2, 2008, among WRT Realty L.P., The Lexington Master Limited Partnership and WRP Sub-management LLC - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed August 4, 2008	-

23.1	Consent of Independent Accounting Firm - PricewaterhouseCoopers LLP	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Text of Item 1.01 to the Trust’s Form 8-K filed August 4, 2008	*

* filed herewith