Form 10-Q
period 2008-09-30
Winthrop Realty Trust
filed 2008-11-10
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended: September 30, 2008
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

As of November 3, 2008 there were 78,739,584 Common Shares of Beneficial Interest outstanding.

Item 1. Financial Information

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2008

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007

ASSETS

Investments in real estate, at cost
Land	$21,344	$21,325
Buildings and improvements	247,513	244,965
	268,857	266,290
Less - accumulated depreciation	(24,192)	(19,214)
Investments in real estate, net	244,665	247,076

Cash and cash equivalents	179,774	36,654
Restricted cash held in escrows	39,044	5,978
Mortgage-backed securities available for sale pledged under repurchase agreements	—	78,141
Loans receivable, net of reserve of $1,266 and $1,266, respectively	16,839	12,496
Accounts receivable, net of reserve of $108 and $163, respectively	11,115	20,835
Available for sale securities	1,081	51,804
Preferred equity investment	56,173	74,573
Equity investments	155,206	179,475
Lease intangibles, net	27,450	31,964
Deferred financing costs, net	3,875	5,309
Assets of discontinued operations	919	1,112
Other assets	—	30
TOTAL ASSETS	$736,141	$745,447

LIABILITIES

Mortgage loans payable	$233,708	$236,925
Repurchase agreements	—	75,175
Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, $25 per share liquidating preference, 3,443,825 and 3,930,657 shares authorized and outstanding at September 30, 2008 and December 31, 2007, respectively	86,096	98,266
Revolving line of credit	70,000	—
Accounts payable and accrued liabilities	8,707	12,046
Dividends payable	5,113	16,242
Below market lease intangibles, net	4,025	5,021
Deferred income	823	—
TOTAL LIABILITIES	408,472	443,675

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	10,833	9,978

SHAREHOLDERS' EQUITY

Common Shares of Beneficial Interest, $1 par, unlimited authorized, 78,659,835 and 66,291,837 outstanding at September 30, 2008 and December 31, 2007, respectively	78,660	66,292

Additional paid-in capital	397,865	358,145

Accumulated other comprehensive loss	(4,999)	(8,090)

Accumulated distributions in excess of net income	(154,690)	(124,553)

Total Shareholders' Equity	316,836	291,794

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$736,141	$745,447

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue
Rents and reimbursements	$10,873	$9,876	$32,533	$30,716
Interest and dividends	379	2,415	1,262	10,337
	11,252	12,291	33,795	41,053

Expenses
Property operating	1,848	1,556	5,517	3,895
Real estate taxes	766	499	2,180	1,366
Depreciation and amortization	3,020	2,950	9,065	8,813
Interest	5,889	6,911	17,110	21,942
Provision for loss on loan receivable	—	—	—	1,266
Impairment loss on available for sale securities	—	—	207	—
General and administrative	1,566	2,028	5,119	5,860
State and local taxes	13	14	235	485
	13,102	13,958	39,433	43,627
Other income
Earnings from preferred equity investments	1,100	3,044	2,518	10,441
Equity in earnings (loss) of equity investments	2,323	2,440	(16,198)	6,203
Gain on sale of available for sale securities	—	—	2,029	9,982
Gain on sale of mortgage-backed securities available for sale	—	—	454	—
Gain on sale of other assets	24	—	24	—
Loss on early extinguishment of debt	—	—	—	(320)
Interest income	761	632	1,425	2,658
	4,208	6,116	(9,748)	28,964

Income (loss) from continuing operations before minority interest	2,358	4,449	(15,386)	26,390

Minority interest	178	(40)	264	502

Income (loss) from continuing operations	2,180	4,489	(15,650)	25,888

Discontinued operations
Income from discontinued operations	49	881	134	959

Net income (loss)	$2,229	$5,370	$(15,516)	$26,847

Comprehensive income
Net income (loss)	$2,229	$5,370	$(15,516)	$26,847
Change in unrealized gain on available for sale securities arising during the period	16	(2,785)	2,128	(2,646)
Change in unrealized gain on mortgage-backed securities available for sale arising during the period	—	273	190	938
Change in unrealized gain (loss) on interest rate derivatives arising during the period	41	(641)	(209)	(884)
Change in unrealized gain (loss) from equity investments	(820)	(6,903)	3,465	(5,833)
Less reclassification adjustment from gains included in net income	—	—	(2,483)	(9,982)

Comprehensive income (loss)	$1,466	$(4,686)	$(12,425)	$8,440

Per Common Share data - Basic
Income (loss) from continuing operations	$0.03	$0.07	$(0.21)	$0.35
Income from discontinued operations	—	0.01	—	0.01
Net income (loss)	$0.03	$0.08	$(0.21)	$0.36

Per Common Share data - Diluted
Income (loss) from continuing operations	$0.03	$0.07	$(0.21)	$0.35
Income from discontinued operations	—	0.01	—	0.01
Net income (loss)	$0.03	$0.08	$(0.21)	$0.36

Basic Weighted-Average Common Shares	78,583	65,846	72,849	65,676
Diluted Weighted-Average Common Shares	78,625	65,912	72,849	65,742

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2008

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive
	Shares	Amount	Capital	Net Income	Income	Total

Balance, December 31, 2007	66,292	$66,292	$358,145	$(124,553)	$(8,090)	$291,794

Net loss	—	—	—	(15,516)	—	(15,516)
Dividends paid or accrued on Common Shares of beneficial interest ($0.195 per share)	—	—	—	(14,621)	—	(14,621)
Change in unrealized gain on available for sale securities, net of reclassification adjustment for amounts included in net income	—	—	—	—	99	99
Change in unrealized gain on mortgage-backed securities held for sale, net of reclassification adjustment for amounts included in net income	—	—	—	—	(264)	(264)
Change in unrealized loss on interest rate derivatives	—	—	—	—	(209)	(209)
Change in unrealized loss from equity investments	—	—	—	—	3,465	3,465
Stock issued pursuant to dividend reinvestment plan	818	818	2,600	—	—	3,418
Conversion of Series B-1 Preferred Shares to Common Shares	2,705	2,705	9,064	—	—	11,769
Issuance of Common Shares through rights offering, net	8,845	8,845	28,056	—	—	36,901

Balance, September 30, 2008	78,660	$78,660	$397,865	$(154,690)	$(4,999)	$316,836

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30
	2008	2007
Cash flows from operating activities
Net income (loss)	$(15,516)	$26,847
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of deferred financing costs)	6,077	6,046
Amortization of lease intangibles	4,172	4,202
Straight-lining of rental income	(624)	(744)
Earnings of preferred equity investments less than (in excess of) distributions	2,100	(8)
Earnings of equity investments less than (in excess of) distributions	22,786	(6,203)
Restricted cash held in escrows	549	213
Minority interest	264	502
Gain on sale of mortgage-backed securities available for sale	(454)	—
Gain on sale of available for sale securities	(2,029)	(9,982)
Loss from early extinguishment of debt	—	320
Impairment loss	207	—
Provision for loss on loan receivable	—	1,266
Bad debt expense (recovery)	(55)	71
Interest receivable on loans	(50)	198
Net change in accounts receivable	10,399	2,878
Net change in accounts payable and accrued liabilities	(2,968)	(2,185)
Net change in other assets	—	356

Net cash provided by operating activities	24,858	23,777

Cash flows from investing activities
Investments in real estate	(2,784)	(8,884)
Proceeds from repayments of mortgage-backed securities available for sale	78,318	30,094
Return of equity on equity investments	19,041	10,000
Investment in equity investments	(14,093)	(78,288)
Investment in preferred equity investment	(4,973)	(17,669)
Proceeds from preferred equity investments	21,273	16,162
Purchase of available for sale securities	(5,055)	(3,171)
Proceeds from sale of available for sale securities	57,699	21,169
Increase in restricted cash held in escrows	(619)	(1,408)
Issuance and acquisition of loans receivable	(6,928)	(2,986)
Collection of loans receivable	2,635	64,315

Net cash provided by investing activities	144,514	29,334

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

(Continued from previous page)

	For the Nine Months Ended
	September 30,
	2008	2007

Cash flows from financing activities
Repayment of borrowings under repurchase agreements	$(75,175)	$(28,454)
Proceeds from mortgage loans payable	742	51,646
Proceeds from revolving line of credit	70,000	—
Restricted cash held in escrows	(32,996)	110
Principal payments of mortgage loans payable	(3,959)	(46,335)
Payments of loans payable	—	(30,004)
Deferred financing costs	(24)	(887)
Contribution by minority interests	600	787
Distribution to minority interests	(9)	(21,321)
Dividends paid on Common Shares	(25,750)	(15,718)
Issuance of Common Shares through dividend reinvestment plan	3,418	2,972
Issuance of Common Shares through rights offering	36,901	—

Net cash used in financing activities	(26,252)	(87,204)

Net increase (decrease) in cash and cash equivalents	143,120	(34,093)
Cash and cash equivalents at beginning of period	36,654	89,463
Cash and cash equivalents at end of period	$179,774	$55,370

Supplemental Disclosure of Cash Flow Information

Interest paid	$20,040	$21,259

Taxes paid	$115	$472

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on Common Shares	$5,113	$4,295

Capital expenditures accrued	$394	$194

Conversion of Series B-1 Preferred Shares into Common Shares	$11,769	$1,179

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

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

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas: (i) ownership of operating properties (“Operating Properties”); (ii) origination and acquisition of loans and debt securities secured directly or indirectly by commercial real property, including collateral mortgage-backed securities and collateral debt obligation securities (“Loan Assets and Loan Securities”); and (iii) equity interests in other REITs (“REIT Equity Interests”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for fair statements have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year’s presentation. Discontinued operations at September 30, 2008, and for the three and nine month periods ended September 30, 2008, include the Trust’s property in Biloxi, Mississippi. Also during the quarter ended September 30, 2008, the Trust has placed its St. Louis, Missouri property back into continuing operations.

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised) - “Consolidation of Variable Interest Entities” (“FIN 46R”) requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. The primary beneficiary is the party that incurs a majority of the VIE’s anticipated losses and/or a majority of its expected returns.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Variable Interest Entities (Continued)

The Trust has evaluated its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Trust determining that certain of its loans, preferred equity investments and other investments were potentially variable interests in VIEs. For each of these investments, the Trust has evaluated (1) the sufficiency of the entity’s equity investments at risk to absorb expected losses, (2) whether as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and whether their obligations are protected directly or indirectly, and (c) the right to receive the expected residual return of the entity without a cap on the return, (3) whether the voting rights of investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected returns of the equity or both, and (4) whether substantially all of the entity’s activities involve or are conducted on behalf of investors that have disproportionately few voting rights.

During the quarter ended September 30, 2008, there was one new convertible mezzanine loan and one new equity investment that required evaluation pursuant to FIN 46R. The Trust has determined that neither of these entities were VIEs. In addition, Concord Debt Holdings LLC, an entity in which The Trust held a 50% joint venture interest, was recapitalized and an additional member was admitted.  The recapitalization of Concord was a reconsideration event relating to the Trust’s investments that required evaluation under FIN 46R.

As of September 30, 2008, the Trust has identified each of (i) its interest in WRT-Vision Holding LLC (“WRT-Vision Holding”), (ii) its venture with Sealy & Company, Inc. (“Sealy”), with respect to the Nashville, Tennessee property, and (iii) four convertible mezzanine loans related to the Marc Realty portfolio to be variable interests in a VIE.

The Trust has determined that (i) it is the primary beneficiary of WRT-Vision Holding and consolidates this investment, (ii) it is not the primary beneficiary in the Sealy venture and utilizes equity accounting for this investment, and (iii) it is not the primary beneficiary of the underlying borrowing entities of the four mezzanine loans and accounts for these investments as preferred equity investments.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic
Income (loss) from continuing operations	$2,180	$4,489	$(15,650)	$25,888
Allocation of undistributed earnings to Series B-1 Preferred Shares	—	(136)	—	(3,132)
Income from discontinued operations	49	881	134	959
Net income (loss) applicable to Common Shares for earnings per share purposes	$2,229	$5,234	$(15,516)	$23,715

Basic weighted-average Common Shares	78,583	65,846	72,849	65,676
Income (loss) from continuing operations	$0.03	$0.07	$(0.21)	$0.35
Income from discontinued operations	—	0.01	—	0.01
Net income (loss) per Common Share	$0.03	$0.08	$(0.21)	$0.36

Diluted
Income (loss) from continuing operations	$2,180	$4,489	$(15,650)	$25,888
Allocation of undistributed earnings to Series B-1 Preferred Shares	—	(136)	—	(3,132)
Income from discontinued operations	49	881	134	959
Net income (loss) applicable to Common Shares for earnings per share purposes	$2,229	$5,234	$(15,516)	$23,715

Basic weighted-average Common Shares	78,583	65,846	72,849	65,676
Convertible Preferred Shares (1)	—	—	—	—
Stock options (2)	42	66	—	66
Diluted weighted-average Common Shares	78,625	65,912	72,849	65,742

Income (loss) from continuing operations	$0.03	$0.07	$(0.21)	$0.35
Income from discontinued operations	—	0.01	—	0.01
Net income (loss) per Common Share	$0.03	$0.08	$(0.21)	$0.36

(1)
The Trust’s Series B-1 Preferred Shares were anti-dilutive for the three and nine months ended September 30, 2008 and 2007 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)
The Trust’s 100 stock options were anti-dilutive for the nine months ended September 30, 2008 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per Common Share.

Recently Issued Accounting Standards

In December 2007, FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The Trust is currently assessing the impact the adoption of SFAS No. 141(R) will have on its financial position and results of operations.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

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

In February 2008, FASB issued a FASB Staff Position (“FSP”) on “Accounting Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3.”) This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. As a result of the prospective nature of the adoption, the Trust does not expect the adoption of the FSP to have a material impact on its financial position, liquidity or results of operations unless it enters into transactions of this type after January 1, 2009.

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

In May 2008, FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Settlement)" ("FSP APB 14-1"), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Trust is currently assessing the potential impact that the adoption of FSP APB 14-1 will have on its financial position and results of operations.

In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1") which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Trust is currently assessing the potential impact that the adoption of FSP EITF 03-6-1 will have on its calculation of basic earnings per share.

In October 2008, the FASB issued FASB Staff Position FAS 157-3 ("FSP FAS 157-3"), “Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active,” which clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active. Among other things, FSP FAS 157 clarifies that determination of fair value in a dislocated market depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. In cases where the volume and level of trading activity for an asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, observable inputs might not be relevant and could require significant adjustment. In addition, FSP FAS 157-3 also clarifies that broker or pricing service quotes may be appropriate inputs when measuring fair value, but are not necessarily determinative if an active market does not exist for the financial asset. Regardless of the valuation techniques used, FSP FAS 157-3 requires that an entity include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. FSP FAS 157-3 was effective upon issuance and includes prior periods for which financial statements have not been issued. The Trust adopted FSP FAS 157-3 and such adoption did not have a material impact on its financial position or results of operations.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Fair Value Measurement

On January 1, 2008, the Trust partially adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. Accordingly, the standard does not require any new fair value measurements of reported balances. The reported balances for cash equivalents, derivative financial instruments and available for sale securities reflect the accounts the Trust reports at fair value.

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

Level 1 securities include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain derivative financial instruments. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include, for example, residual interests in securitizations and other less liquid securities.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Cash Equivalents

The Trust’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments that are valued based on quoted market prices in active markets include most U.S. government treasury bills with original maturities of less than 90 days and money market securities acquired through overnight sweeps.

Available for Sale Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. At September 30, 2008, all of the Trust’s available for sale securities are classified within Level 1 of the valuation hierarchy.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Fair Value Measurement (Continued)

Derivative Financial Instruments

Currently, the Trust uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using both quantitative and qualitative valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative as well as potential credit risks with the swap counterparty. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS No. 157, the Trust incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Trust has considered the impact of netting as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008 the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust has determined that the derivative valuations in their entirety should be classified in Level 2 of the fair value hierarchy.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Fair Value Measurement (Continued)

Derivative Financial Instruments (Continued)

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008
(in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash equivalents(1)	$122,381	$—	$—
Available for sale securities	$1,081	$—	$—

Liabilities
Derivative financial instruments	$—	$270	$—

(1) Does not include cash on $57,393 at September 30, 2008.

4.	Acquisitions, Loan Originations, Dispositions and Financings

On July 7, 2008, the Trust made a $1,050,000 mezzanine loan on a newly acquired property in the Marc Realty portfolio. The property is located at 180 North Wacker, Chicago, Illinois. The loan bears interest at 8.5%, requires monthly payments of interest only and matures on April 18, 2012. In connection with the loan, the Trust acquired an equity interest in the borrower which entitles it to share in operating cash flow and capital proceeds. The Trust classifies this investment as a Preferred Equity Investment.

On August 20, 2008, the Trust acquired through a venture with Sealy a six building office-flex campus containing approximately 470,000 square feet in Northwest Atlanta, Georgia. The campus is both similar to and adjacent with the twelve building office-flex campus containing approximately 472,000 square feet previously acquired in a venture with Sealy in Northwest Atlanta, Georgia. The purchase price for the property was $47,000,000, inclusive of assumed debt. The venture assumed an existing $37,000,000, 6.12% first mortgage loan encumbering the property which matures in November 2016. The Trust classifies this investment as an Equity Method Investment.

5.	Preferred Equity Investments

At September 30, 2008, the Trust’s Marc Realty portfolio consisted of two participating second mortgage loans and 19 participating convertible mezzanine loans, together with an equity investment in each mezzanine borrower, in the aggregate investment amount, including accrued interest, of approximately $56,173,000. Each loan is collateralized by the applicable borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex primarily in the Chicago business district or suburban area. Each borrower holds a 100% interest in the applicable Property Owner. All but three loans bear interest at 7.65%, mature on April 18, 2012 and require monthly payments of interest only. The other three loans have similar terms as the other loans but bear interest at 8.50%. The second mortgage and mezzanine loan agreements contain conversion rights, which may currently be exercised by either the Trust or Marc Realty.

In addition, both the Trust and Marc Realty have made loans (“TI/Capex Loans”) to certain of the Property Owners to cover the costs of tenant improvements and capital expenditures at their respective properties. At September 30, 2008, the Trust had outstanding TI/Capex Loans and accrued interest of approximately $15,339,000. The TI/Capex Loans bear interest of 8.50% per annum, mature in 2012 and are collateralized by a subordinate mortgage on the applicable property.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Preferred Equity Investments (Continued)

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of	As of
	September 30, 2008	December 31, 2007

Condensed Balance Sheet
Investment in real estate, net	$164,456	$168,755
Prepaid expenses and deposits in escrow	9,602	8,446
Cash and cash equivalents	3,110	3,290
Receivables and other assets	30,283	32,469

Total Assets	$207,451	$212,960

Nonrecourse mortgage debt	281,813	$278,868
Other liabilities	28,065	28,159

Total Liabilities	309,878	307,027

Partners' Deficit	(102,427)	(94,067)

Total Liabilities and Partners' Deficit	$207,451	$212,960

On the Trust's Consolidated Balance Sheet:
Preferred Equity Investment (1)	$56,173	$74,573

(1) Includes capitalized acquisition cost of $757 and $812 at September 30, 2008 and December 31, 2007, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Condensed Statements of Operations
Revenue	$15,083	$16,156	$46,351	$43,608
Operating expenses	(7,686)	(6,871)	(23,082)	(21,774)
Interest expense	(4,641)	(4,473)	(13,362)	(11,524)
Real estate taxes	(2,645)	(2,719)	(7,783)	(7,775)
Depreciation and amortization	(3,368)	(2,984)	(9,532)	(8,267)
Other expenses, net	(734)	(689)	(2,050)	(1,940)
Loss from continuing operations	(3,991)	(1,580)	(9,458)	(7,672)
Discontinued operations
Income (loss) from discontinued operations	119	(680)	(471)	(2,628)
Gain on sale of property	—	11,623	12,733	38,251
Income from discontinued operations	119	10,943	12,262	35,623

Net income (loss)	$(3,872)	$9,363	$2,804	$27,951

On the Trust's Consolidated
Statement of Operations and
Comprehensive Income:
Equity in earnings of Preferred
Equity Investment	$1,100	$3,044	$2,518	$10,441

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Equity Investments

The Trust’s equity investments at September 30, 2008 are summarized as follows (in thousands):

	Lex-Win Concord LLC & Concord Debt Holdings, LLC	Sealy Northwest Atlanta, LP	Sealy Airpark Nashville LP	Sealy Newmarket GP	Lex-Win Acquisition LLC	Total

Equity investments at December 31, 2007	$155,461	$4,755	$8,372	$—	$10,887	$179,475
Contributions	5,087	—	—	9,006	—	14,093
Distributions/return of capital	(14,600)	(486)	(630)	—	(9,913)	(25,629)
Equity in other comprehensive loss	3,465	—	—	—	—	3,465
Equity in loss	(13,953)	(364)	(913)	(90)	(878)	(16,198)

Equity investments, September 30, 2008	$135,460	$3,905	$6,829	$8,916	$96	$155,206

Lex-Win Concord LLC & Concord Debt Holdings, LLC

General

Lex-Win Concord LLC (F/K/A Concord Debt Holdings LLC (“Lex-Win Concord” or “Concord”)) is a joint venture between the Trust and Lexington Realty Trust (“Lexington”) formed for the purpose of acquiring and originating a diversified portfolio of loan assets and loan securities. At September 30, 2008, both the Trust and Lexington had each committed to invest $162,500,000 in Concord, all of which was contributed prior to September 30, 2008. In addition to the capital contributions made by the Trust and Lexington, Concord currently seeks to finance its loan assets and loan securities through various financing structures including repurchase facilities, credit lines, term loans and securitizations. Concord also seeks additional capital through sales of preferred or common equity in Concord.

On August 2, 2008, the Trust, together with Lexington, restructured the investment in Concord and admitted Inland American Concord Sub, LLC (“Inland”) as a member in Concord with a redeemable 10% preferred membership interest. In connection with this transaction, the Trust formed with Lexington a new entity known as Lex-Win Concord. Both the Trust and Lexington contributed all of their interests in Concord and WRP Management, LLC, the entity that provides management services to Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”), to Lex-Win Concord. As a result, each of the Trust and Lexington holds a 50% ownership interest in Lex-Win Concord. Immediately following such contribution, Inland contributed $20,000,000 to Concord and was admitted as a member of Concord. Inland further agreed to contribute up to an additional $80,000,000 to be used primarily for additional investments by Concord and, if Inland agrees, to satisfy any future margin calls or prepayments on Concord’s credit facilities.

In connection with its investment in Concord, Inland is entitled to receive a priority return of 10% on its contributed and unreturned capital. With respect to operating cash flow, after Inland receives its 10% priority return and Lex-Win Concord receives a return of 10% on its unreturned capital, Lex-Win Concord is entitled to a promoted interest equal to 30% of amounts otherwise distributable to Inland. With respect to capital proceeds (principal repayments on loan assets and loan securities), after Inland receives its 10% priority return on unreturned capital, Lex-Win Concord is entitled to either (x) the next $125,000,000 of distributions or (y), if Inland is no longer obligated to make capital contributions, the greater of (i) $100,000,000 and (ii) 200% of Inland’s unreturned capital contributions. Thereafter, Inland is entitled to a return of its unreturned capital, then Lex-Win Concord is entitled to a return of its unreturned capital plus any unpaid amounts due on its 10% return. Any remaining proceeds then go 76 2/3% to Lex-Win Concord and 23 1/3% to Inland.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Equity Investments (Continued)

Lex-Win Concord LLC & Concord Debt Holdings, LLC (Continued)

General (Continued)

For serving as the managing member of Concord, Lex-Win Concord is entitled to receive a fee equal to 1% of the total unreturned capital contributions of Inland and Lex-Win Concord as well as a fee of 27.5 basis points of the purchase price or loan amount of all loans acquired or originated by Concord. These fees are offset by any fees payable directly from CDO-1 to WRP Management LLC. In turn, Lex-Win Concord and WRP Management will continue to retain WRP Sub-Management LLC, an affiliate of the Trust’s advisor, to provide services to Concord. WRP Sub-Management will be entitled to (i) reimbursement of indirect expenses in an amount equal to 5 basis points of the total assets of Concord, which the Trust refers to as the indirect reimbursement amount, (ii) reimbursement for payments made to loan originators which amounts are approved in connection with the annual budget each year, and (iii) a reimbursement of all direct expenses of employees (other than loan originators) dedicated solely to the business of Concord. Due to the affiliation of WRP Sub-Management and the Trust’s advisor, the Trust will continue to be entitled to receive a credit of one-half of the indirect reimbursement amount paid to WRP Sub-Management to ensure equal treatment to the Trust and Lexington.

In connection with the restructuring of Concord, the admission of Inland as a member of Concord and the formation of Lex-Win Concord, the Trust determined that the transaction qualified as a reconsideration event pursuant to FIN 46(R). With respect to Concord, the Trust determined that it is not a VIE. Pursuant to EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” ("EITF 04-5"), the Trust determined Lex-Win Concord should consolidate Concord since it is the functional equivalent of a general partner as defined by EITF 04-5 and rights granted to Inland pursuant to the amended and restated limited liability company agreement are protective in nature. With respect to the Trust's investment in Lex-Win Concord, the Trust has determined that Lex-Win Concord is not a VIE pursuant to FIN 46(R). The Trust further evaluated its investment in Lex-Win Concord pursuant to the requirements of EITF 04-5 and SOP 78-9, “Accounting for Investments in Real Estate Ventures” ("SOP 78-9") and determined that it and Lexington share equally in the control of Lex-Win Concord and in Concord's operations. Accordingly, the Trust will account for its investment under the equity method.

The Trust believes that the restructuring of Concord and admission of Inland's 10% preferred membership interest does not qualify as a change of interest transaction as defined by SAB Topic 5-H.

Valuation of Concord Assets

Loan Securities

Concord has a portfolio of loan securities which includes investments in collateralized debt obligations securities (‘CDO securities”), pooled collateralized mortgage backed securities (“CMBS”), and rake bonds. Such bonds are accounted for as available for sale securities and, accordingly, are marked to market on a quarterly basis based upon management’s assessment of fair value.

Concord began experiencing declines in the fair value of its loan securities during the quarter ended September 30, 2007 consistent with liquidity concerns impacting the commercial bond and real estate markets and the overall economy.

As a result of a significant decline in the fair value of three CDO bonds and management's concern regarding the ultimate collectibility of amounts due for such securities, Concord recorded other-than-temporary impairment charges related to such assets of $11,028,000 and $5,377,000 during the quarters ended December 31, 2007 and March 31, 2008, respectively.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Equity Investments (Continued)

Lex-Win Concord LLC & Concord Debt Holdings, LLC (Continued)

Valuation of Concord Assets (Continued)

During the quarter ended June 30, 2008, Concord observed an accelerating decline across its portfolio in the fair value of its loan securities, growing uncertainty in the commercial bond and real estate markets and heightening concern of a “credit crunch” impacting the overall financial markets. As a result of these circumstances along with the duration of the decline in the fair value of its loan securities below cost, Concord thoroughly assessed all its loan securities for other than temporary impairment at June 30, 2008. This process is inherently subjective and requires the exercise of significant judgment.

As part of its analysis, Concord identified impairment of approximately $37,324,000 on its pooled CMBS and CDO securities which had experienced significant declines in fair value below cost and where management’s evaluation of this decline and other factors including an assessment of the underlying collateral caused it to believe credit issues were present which could impact its ability to be able to ultimately collect all amounts due under the contractual terms of the securities. Concord also identified impairment of approximately $13,114,000 on certain pooled CMBS and rake bonds where, based upon its analysis of the decline in fair value below cost and other factors including an assessment of underlying collateral, management believed that such declines in fair value below cost were a result of market conditions. While Concord generally has expected to hold its loan securities on a long term basis, in light of various factors including the declines observed in the fair value of its securities and the significant uncertainty present in the commercial bond and real estate markets, Concord determined it may not hold securities until maturity or receive a full recovery of their value. After weighing the aforementioned and other factors, Concord determined to record an other-than-temporary impairment charge of $50,438,000 for the quarter ended June 30, 2008.

For the quarter ended September 30, 2008, Concord observed a very inactive and illiquid market for its loan securities and management again assessed all of its loan securities for other-than-temporary impairment. Based upon this analysis, Concord recorded an other-than-temporary impairment of approximately $1,200,000.

Concord recognizes income on its portfolio of loan securities in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” Subject to various requirements, discounts attributable to previously recognized other-than-temporary impairment charges are recognized in interest income on the effective interest method based upon the excess of all estimated prospective cash flows over the investment balance in the loan security at the measurement date. During the quarter ended September 30, 2008, management identified certain of its pooled CMBS and rake bond securities for which management believes the declines in fair value were the result of market conditions as opposed to degradation or credit impairment of the collateral underlying the securities. For these securities, management believes the amount and timing of estimated future cash flows can be reasonably estimated. In addition, based on the shorter terms to maturity, management believes it is probable that Concord will collect all amounts due according to their contractual terms. For these securities, on which Concord has previously recognized other-than-temporary impairment charges totaling $13,114,000, Concord will accrete the impairment discount over the remaining life of the securities using the effective interest method, resulting in income recognition of $1,026,000 for the quarter ended September 30, 3008.

Concord utilizes the following process to determine the fair value of its loan securities. Broker quotations are obtained if available or practicable. Management typically obtains counterparty quotations for certain of its securities which serve as collateral under certain repurchase agreements. Such counterparty quotations are predominantly based on the use of unobservable inputs. In addition, Concord utilizes a third party pricing model to establish values for the securities in its porfolio. Management performs a further analysis of the performance of the loans underlying the securities, the estimated value of the collateral supporting such loans and a consideration of local, industry and broader economic trends and factors. Significant judgement is utilized in the ultimate determination of fair value. This valuation methodology has been characterized as Level 3 in the fair value hierarchy as defined in Statement of Financial Accounting Standards No. 157.

Real Estate Debt Investments

Real estate debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan purchase discounts and allowance for loans losses when such investment is deemed to be impaired.

Concord considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology. These methodologies include the evaluation of operating cash flow from the collateral during the projected holding period, and the estimated sales value of the collateral computed by applying an expected

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Equity Investments (Continued)

Lex-Win Concord LLC & Concord Debt Holdings, LLC (Continued)

Real Estate Debt Investments (Continued)

capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, a reserve is created with a corresponding charge to the provision for loan losses. The reserve for each loan is maintained at a level believed adequate to absorb probable losses.

In addition an unallocated reserve is established to cover performing loans and loan losses are recorded when (i) available information indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). Required reserve balances for the performing loan portfolio are derived from probabilities of principal loss and loss given default estimates assigned to the portfolio as part of Concord’s quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on management’s judgment, impact the collectability of the loans. Concord had recognized a provision for loan losses of $6,000,000 and $8,200,000 for the three and nine months ended September 30, 2008, respectively.

Summary financial information of Concord is as follows (in thousands):

	As of	As of
	September 30, 2008	December 31, 2007

Condensed Balance Sheets
Cash and restricted cash	$18,690	$19,094
Real estate debt investments, net of loss reserves	882,864	952,035
Available for sale securities, net	135,125	188,073
Other assets	11,745	12,770

Total assets	$1,048,424	$1,171,972

Repurchase agreements	393,541	472,324
Collateralized debt obligations	351,525	376,650
Accounts payable and other liabilities	12,335	11,974
Minority interests	20,102	102
Accumulated other comprehensive loss	(9,850)	(16,780)
Members' capital	280,771	327,702

Total liabilities and members' capital	$1,048,424	$1,171,972

On the Trust's Consolidated Balance Sheets:
Equity investment in venture	$135,460	$155,461

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Equity Investments (Continued)

Concord Debt Holdings, LLC (Continued)

Real Estate Debt Investments (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Condensed Statements of Operations
Interest and other income	$18,187	$19,937	$55,396	$48,141
Interest expense	(8,486)	(12,901)	(27,093)	(29,510)
Impairment loss on available for sale securities	(1,205)	—	(57,021)	—
Provision for loss reserves on real estate debt investments	(6,000)	—	(8,200)	—
Gain on extinguishment of debt	5,201	—	12,699	—
General and administrative	(1,568)	(1,134)	(3,359)	(3,564)

Net income (loss) before minority interest	6,129	5,902	(27,578)	15,067

Minority interest	(321)	—	(327)	—

Net income (loss)	$5,808	$5,902	$(27,905)	$15,067

On the Trust's Consolidated
Statement of Operations and
Comprehensive Income:
Equity in earnings (loss) of equity investment	$2,904	$2,952	$(13,953)	$7,534

For the three months ended September 30, 2008, Concord purchased $10,925 of its CDO-1 notes at a discount for $5,572 and recognized a gain, net of deferred costs, on the extinguishment of debt totaling $5,201 after writing off a pro-rata share of deferred financing costs. For the nine months ended September 30, 2008, Concord purchased $25,125 of its CDO-1 notes at a discount for $12,070, and recognized a gain, net of deferred costs, on extinguishment of debt of $12,699.

Information pertaining to Concord’s credit facilities collateralized by the real estate debt investments and available for sale securities as of September 30, 2008 and December 31, 2007 is as follows (in thousands):

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Equity Investments (Continued)

Lex-Win Concord LLC & Concord Debt Holdings, LLC (Continued)

Real Estate Debt Investments (Continued)

		September 30, 2008		December 31, 2007
	Maximum
	Borrowing Amount	Debt Outstanding	Collateral Carrying Value	Debt Outstanding	Collateral Carrying Value

Repurchase agreement with Column Financial, Inc. as counter-party, expiration March 30, 2009, renewable monthly, interest is variable based on one month LIBOR plus 85 to 135 basis points, weighted average of 4.21% and 5.84%, respectively. (2) (4) (5)	$350,000	$196,538	$266,176	$308,508	$412,561

Repurchase agreement with Bear Stearns Funding, Inc. as counter-party, expiration November 15, 2008, renewable monthly, interest is variable based on one month LIBOR plus 85 to 115 basis points, weighted average of 4.79% and 5.49%, respectively. (2) (4) (7)	150,000	22,893	34,683	48,710	68,671

Repurchase agreement with the Royal Bank of Scotland PLC, successor in interest to Greenwich Capital Financial Products, Inc., matures on December 30, 2012, interest is variable based on 1-month LIBOR rate plus 1%, weighted average of 3.49% and 5.85%, respectively. (1)	—	59,613	71,087	59,613	70,146

Repurchase agreement with the Royal Bank of Scotland PLC, successor in interest to Greenwich Capital Financial Products, Inc., matures on December 15, 2008, interest is based on 1-month LIBOR rate plus 1%, weighted average of 4.19% and 5.90%, respectively. (1) (6)	—	25,516	36,452	39,079	55,827

Repurchase agreement with Column Financial Inc., matures on March 9, 2009, interest is variable based on 1-month LIBOR rate plus 1%, weighted average of 4.21% and 5.95%, respectively. (1) (3)	—	15,981	25,720	16,414	25,270

Revolving credit facility with KeyBank National Association, matures on March 7, 2010, interest is variable based on 1-month LIBOR rate plus 175 to 225 basis points, weighted average of 5.82% at September 30, 2008	100,000	73,000	103,797	—	—

	$600,000	$393,541	$537,915	$472,324	$632,475

(1)	Repurchase facilities cover specific loan assets and may not be used for any other loan assets.
(2)
Repurchase facilities may be used for multiple loan assets and loan securities subject to the repurchase counterparty’s consent. Repurchase counterparties have advised that no additional advances will be made except, if at all, in connection with loan assets or debt securities acquired from the repurchase counterparty.

(3)	Concord may extend for up to three one-year extensions.
(4)
Interest rate is based on type of loan asset or loan security for which financing is provided. Weighted average interest rate at September 30, 2008 on the Column repurchase facility was 4.21% and on the Bear Stearns repurchase facility was 4.79%.

(5)	Subsequent to September 30, 2008, Concord reduced the debt outstanding to $149,955 and the maximum borrowing amount was reduced to $150,000 and the maturity date was extended to March 30, 2011.
(6)	Subsequent to September 30, 2008, Concord reduced the debt outstanding to $21,516 and the maturity date was extended to December 15, 2009.
(7)
If Concord is unable to extend the maturity date, it will attempt to satisfy the outstanding balance by (i) a capital contribution from Inland, (ii) financing the assets with the KeyBank credit facility, (iii) selling assets, (iv) requesting advances from the Trust and Lexington, or (v) a combination thereof.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Equity Investments (Continued)

Lex-Win Concord LLC & Concord Debt Holdings, LLC (Continued)

Collateralized Debt Obligations

The following table outlines borrowings under CDO-1’s collateralized debt obligations as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008			December 31, 2007
	Debt	Weighted-Average	Collateral	Debt	Weighted-Average	Collateral
	Outstanding	Interest Rate	Face Value	Outstanding	Interest Rate	Face Value

CDO-1 - Issued seven investment grade tranches December 21, 2006. Reinvestment period through December 21, 2011. Matures on December 21, 2016. Interest rate variable based on one-month LIBOR	$351,525	3.70%	$464,831	$376,650	5.37%	$464,601

Lex-Win Acquisition, LLC

On August 6, 2008, Lex-Win Acquisition, LLC sold all of its shares held in Piedmont Office Realty Trust and made a distribution to the Trust of $9,041,000 based on its 28% pro-rata interest.

7.	Debt

The Trust’s debt obligations are summarized as follows (dollars in thousands):

		Spread Over	Interest Rate as of	Balance as of	Balance as of
	Maturity	LIBOR/Prime	September 30, 2008	September 30, 2008	December 31, 2007
Mortgage Loans Payable
Fixed Interest Rate:

Amherst, NY	October 2013	—	5.65%	$17,007	$17,276
Indianapolis, IN	April 2015	—	5.82%	4,401	4,447
Houston, TX	April 2016	—	6.49%	67,737	69,801
Andover, MA	February 2011	—	6.60%	6,419	6,503
S. Burlington, VT	February 2011	—	6.60%	2,751	2,787
Chicago, IL	March 2016	—	5.75%	21,454	21,600
Lisle, IL	June 2016	—	6.26%	24,515	24,600
Lisle, IL	March 2017	—	5.55%	5,600	5,600
Kansas City, KS	June 2012	—	7.04%	6,635	5,893
Orlando, FL	July 2017	—	6.40%	39,722	40,034

Variable Interest Rate:

Various	June 2009 (2)	LIBOR + 1.75%	(1)	27,967	28,884
Chicago, IL	March 2009	Prime + 0.50%	5.75%	9,500	9,500

Total Mortgage Loans Payable				$233,708	$236,925

(1)
As a result of the Trust entering into an interest rate swap agreement in the notional amount of $26,000, the Trust has  effectively converted the floating interest rate to a fixed rate of 5.80% through December, 2009. The remaining principal amount of $1,967 remains variable at LIBOR plus 1.75% (which equated to 4.25% at September 30, 2008).

(2)	The Trust has two one-year extension options to extend the maturity date to June 30, 2011.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Revolving Line of Credit

The Trust has a line of credit with KeyBank National Association (“KeyBank”) pursuant to which the Trust can borrow on a revolving basis up to $70,000,000. On July 22, 2008, the Trust drew down the entire $70,000,000 available under the credit line. The revolving credit line matures December 16, 2008 with the option by the Trust to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on the Trust’s leverage ratio and range from LIBOR plus 1.5% to LIBOR plus 2.25%. In addition, to the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 1.35%. At September 30, 2008, the Trust is borrowing at a rate of LIBOR plus 1.5% (4%). The Trust is required to pay a 15 or 25 basis point fee on the unused portion of the line, depending upon the outstanding balance borrowed. The Trust paid fees of $10,000 and $99,000 on the unused portion of the line for the three and nine months ended September 30, 2008.

On October 22, 2008, the Trust repaid $33,685,000 on the line.

9.	Hedge Instruments

The table below presents information about the Trust’s interest rate swap at September 30, 2008 (dollars in thousands):

Maturity	Swap Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value/ Carrying Value	Change in Unrealized Loss on Settled Swap	Gross Unrealized Income For the Three Months Ended September 30, 2008	Gross Unrealized Loss for the Nine Months Ended September 30, 2008

December 2009	4.05%	$26,000 (1)	$—	$(270)	$(113)	$41	$(179)

(1)	Represents a swap agreement related to the variable interest rate loan collateralized by various properties.

No hedge ineffectiveness as defined by FAS No. 133 was recognized for the nine months ended September 30, 2008.

10. Common Shares of Beneficial Interest

The following table sets forth information relating to sales of Common Shares during the nine months ended September 30, 2008:

Date of Issuance	Number of Shares Issued	Price per Share	Type of Offering

1/15/08	321,539	$5.07	DRIP(1)
4/15/08	205,132	$4.13	DRIP
5/15/08	8,844,936	$4.27	Rights Offering(2)
7/15/08	291,772	$3.22	DRIP

(1)	The Trust’s Dividend Reinvestment and Stock Purchase Plan (“DRIP”).
(2)
Rights offering pursuant to which each holder of Common Shares and Series B-1 Preferred Shares received one basic subscription right for every ten Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every ten Common Shares issuable upon conversion of such Series B-1 Preferred Shares.

In addition to the foregoing sales of Common Shares, the Trust issued 2,704,619 Common Shares during the nine months ended September 30, 2008 in connection with the conversion of 486,832 Series B-1 Preferred Shares.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Common Shares of Beneficial Interest (Continued)

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

The following table sets forth the fees and reimbursements paid by the Trust for the three and nine months ended September 30, 2008 and 2007 to FUR Advisors and its affiliate, Winthrop Management L.P. (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Asset Management (1)	$1,484	$1,328	$4,195	$3,805
Property Management (2)	69	63	195	193

(1)	Payable to FUR Advisors. Amounts reflect fees before application of credits described below.
(2)	Payable to Winthrop Management L.P.

In connection with the Newkirk/Lexington merger, the Trust received a $4,400,000 credit to be utilized on a go forward basis in offsetting the quarterly advisory fees payable under the Advisory Agreement or in cash if the credit was not fully utilized after eight fiscal quarters. The Trust utilized $2,075,000 and $4,400,000 of this amount to offset the base management fee payable for the three and nine months ended September 30, 2007, respectively, thereby fully utilizing the credit to offset future base management fees.

During the three and nine months ended September 30, 2008, WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors and the entity retained to provide accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including CDO-1, received reimbursement of direct and indirect expenses totaling $377,000 and $1,265,000, respectively, in accordance with the terms of the agreement with WRP Sub-Management. Of these amounts, $135,000 and $385,000 were paid to Winthrop Realty Partners, L.P. to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord (the “Affiliate Amount”).  Because the Trust pays an advisory fee to FUR Advisors whereas Lexington, the other member in Concord, does not, the advisory fee payable to FUR Advisors by the Trust is reduced by 50% of the Affiliate Amount to ensure equal treatment of the Trust and Lexington with respect to the reimbursements paid by Concord. For the three and nine months ended September 30, 2008, the Trust received and utilized a credit of $68,000 and $193,000, respectively, against the base management fee.

During the three and nine months ended September 30, 2007, WRP Sub-Management received fees totaling $529,000 and $2,016,000, respectively. Of these amounts, $143,000 and $394,000, respectively, were paid to Winthrop Realty Partners, L.P. The Trust received and utilized a credit against the base management fee payable to FUR Advisors of $8,000 and $159,000, respectively.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	Related-Party Transactions (Continued)

On March 24, 2008, the Trust acquired for the benefit of Concord two classes of securities issued by CDO-1 with a face value of $10,000,000 for $4,850,000 and transferred legal ownership of these securities to Concord on March 31, 2008 and received reimbursement equal to the acquisition cost.

In connection with the resignation by Michael L. Ashner, the Trust’s Chairman and Chief Executive Officer, as an officer and trustee of Lexington which was effective March 20, 2008, the Trust consented to FUR Advisors entering into a consulting agreement with Lexington pursuant to which FUR Advisors is to provide consulting services to Lexington through December 31, 2008.  For providing these services, FUR Advisors is entitled to a fee of $1,500,000 (the “Consulting Fee”), which is to be paid in monthly installments of $167,000, and  the Trust is to receive a credit against the base management fee payable by the Trust to FUR Advisors equal to the Consulting Fee.  Accordingly, the Trust received a credit of $500,000 and $1,000,000, respectively, for the three and nine months ended September 30, 2008. The Trust expects to receive an additional credit of $500,000 against the base management fee payable during the remainder of 2008.

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

The Operating Properties segment includes all of the Trust’s wholly and partially owned operating properties. The Loan Assets and Loan Securities segment includes all of the Trust’s activities related to real estate loans which consists primarily of the Trust’s investment in Concord and Marc Realty. The REIT Equity Interests segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies. In addition to our three business segments, the Trust reports non-segment specific income and expense under Corporate Income (Expense). The accounting policies of the segments are the same as those described in Note 2.

The following table presents a summary of the Trust’s assets held in each business segment as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Identifiable Assets
Operating Properties	$292,684	$293,241
Loan Assets and Loan Securities	208,472	320,671
REIT Equity Interests	1,176	71,353
Other (1)	233,809	60,182
Total Assets	$736,141	$745,447

(1)  Includes cash and cash equivalents.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	Business Segments (Continued)

The following table presents a summary of revenues from Operating Properties, Loan Assets and Loan Securities and REIT Equity Interests and expenses incurred by each segment for the three and nine months ended September 30, 2008 and September 30, 2007. The Trust defines net operating income for each segment presented as the segment’s revenue and other income less operating expenses. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under Corporate Income (Expense).

Business Segments (in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Operating Properties
Rents and reimbursements	$10,873	$9,876	$32,533	$30,716
Operating expenses	(1,848)	(1,556)	(5,517)	(3,895)
Real estate taxes	(766)	(499)	(2,180)	(1,366)
Loss on extinguishment of debt	—	—	—	(320)
Equity in loss of Sealy Northwest Atlanta, L.P.	(128)	(239)	(364)	(502)
Equity in loss of Sealy Airpark Nashville L.P.	(363)	(408)	(913)	(790)
Equity in loss of Sealy Newmarket	(90)	—	(90)	—
Net operating income	7,678	7,174	23,469	23,843

Loan Assets and Loan Securities
Interest	342	1,216	1,171	6,712
Equity in earnings of preferred equity investment (Marc Realty)	1,100	3,044	2,518	10,441
Equity in earnings (loss) of Concord Debt Holdings, LLC	2,904	2,952	(13,953)	7,534
Gain on sale of mortgage-backed securities	—	—	454	—
Gain on sale of other assets	24	—	24	—
Provision for loss on loan receivable	—	—	—	(1,266)
Net operating income (loss)	4,370	7,212	(9,786)	23,421

REIT Equity Interests
Dividends	37	1,199	91	3,625
Gain on sale of real estate securities	—	—	2,029	9,982
Equity in earnings (loss) of Lex-Win Acquisition, LLC	—	135	(878)	(39)
Impairment loss on available for sale securities	—	—	(207)	—
Net operating income	37	1,334	1,035	13,568

Net Operating Income	12,085	15,720	14,718	60,832

Less - Depreciation and Amortization	3,020	2,950	9,065	8,813

Less - Interest Expense
Operating Properties	3,674	3,614	11,117	10,804
Loan assets and loan securities	—	1,331	206	5,289

Corporate Income (Expense)
Interest income	761	632	1,425	2,658
Interest expense	(2,215)	(1,966)	(5,787)	(5,849)
General and administrative (1)	(1,566)	(2,028)	(5,119)	(5,860)
State and local taxes	(13)	(14)	(235)	(485)

Income (loss) from continuing operations before minority interest	2,358	4,449	(15,386)	26,390
Minority interest	178	(40)	264	502
Income (loss) from continuing operations	2,180	4,489	(15,650)	25,888

Income from discontinued operations	49	881	134	959

Net Income (loss)	$2,229	$5,370	$(15,516)	$26,847
Capital Expenditures
Operating properties	$821	$411	$2,428	$1,087

(1) After credits - See Note 11.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13.	Subsequent Events

Repurchase of Common Shares

On September 25, 2008, the Trust announced a stock repurchase plan pursuant to which the Trust is permitted to repurchase up to 5,000,000 of its outstanding Common Shares. During October 2008, the Trust acquired in several open market transactions a total of 350,000 Common Shares at an average price of approximately $2.66 per Common Share aggregating $930,000.

Repurchase of Series B-1 Preferred Shares

On October 28, and November 3, 2008, the Trust acquired a total of 1,024,000 Series B-1 Preferred Shares for a gross price of $18,583,000, which represents an approximately 27.4% discount from their liquidation value.

Purchase of Common Shares in Lexington

On October 28, 2008, the Trust acquired in a privately negotiated transaction 3,500,000 shares of common stock in Lexington at a purchase price of $5.60 per share. In addition, the seller of the shares has provided to the Trust non-recourse financing equal to 50% of the purchase price, which financing has a term of three years, bears interest at a rate of 3-month LIBOR plus 250 basis points and requires margin calls only at such time as the loan amount equals or exceeds 60% of the value of the shares.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in this report.

Overview

Winthrop Realty Trust, which together with its subsidiaries we refer to as the Trust, we, us, and Company, is a real estate investment trust, which we refer to as a REIT, engaged in the business of owning real property and real estate related assets. With certain self-imposed limitations, we seek opportunities to invest in or acquire most types of real estate assets or securities. We operate in three strategic business segments: (i) Operating Properties; (ii) Loan Assets and Loan Securities; and (iii) REIT Equity Interests. We acquire assets through direct ownership as well as through entering into specific strategic alliances and ventures. In particular, we have entered into two significant venture arrangements. Our venture with Marc Realty LLC, which we refer to as Marc Realty, a Chicago area real estate company, is our primary vehicle for investments in the Chicago metropolitan area. In addition, since its formation in March 2006, we have acquired substantially all of our loan assets and loan securities through Lex-Win Concord, LLC (f/k/a Concord Debt Holdings LLC), which we refer to as Lex-Win Concord or Concord, a venture with Lexington Realty Trust, which we refer to as Lexington, and, effective August 2, 2008, a subsidiary of Inland American Real Estate Inc., which we refer to as Inland.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

In light of the change in the economic environment that has taken place since the third quarter of 2007 and the subsequent disruption of the capital and credit market which have limited the availability of financing and the ability to raise capital through equity issuances, during the first nine months of 2008 we continued to focus our attention primarily on protecting against and preparing for the rigors and opportunities of this changed environment. In particular, we have sought to maximize our liquidity and reduce our exposure to short-term debt. In this regard, at September 30, 2008 we had $179,774,000 of unrestricted cash and cash equivalents.

With respect to our debt exposure, each of our investment platforms and investments is essentially a stand alone business such that any potential problems or liabilities which might occur are limited to that specific platform or investment. Consequently, our exposure is in each case limited to our equity in that particular investment and not to us as a whole. Inclusive of extension rights, the secured debt of our wholly owned assets has no debt maturing in 2008, approximately $9,500,000 or 4% of the total outstanding debt maturing in 2009, and the balance of approximately $224,208,000 or 96% of our total debt maturing in 2011 or later. In July 2008 we drew down the entire $70,000,000 available under our credit facility and on October 22, 2008, we repaid approximately $33,700,000 of this borrowing. This credit facility has a maturity of December 16, 2008 and an option to extend for one year subject to certain conditions. On October 10, 2008, we notified KeyBank that we were electing to extend the term of the credit facility. One of the conditions to our extension is an absence of a general material adverse change in the credit markets condition which may be waived by KeyBank. Accordingly, given the current economic climate, there can be no assurance that KeyBank will honor our extension request.

In addition to maximizing our cash and limiting our exposure to short term debt, with the significant decline in the stock prices in general and REIT shares in particular, we assessed whether acquiring our own shares was a prudent use of our cash. In this regard, on September 25, 2008 we announced that our Board had approved a stock repurchase plan pursuant to which we can acquire up to 5,000,000 of our Common Shares. As of November 3, 2008 we had acquired a total of 350,000 Common Shares pursuant to the repurchase plan. Further, on October 29, 2008, we acquired 944,000 of our Series B-1 Preferred Shares at a discount of 27% from their liquidation value.

The disruption in the capital and credit markets has had a more immediate impact on Concord as margin calls have increased on loan securities in general and the ability to issue collateral debt obligations and the availability of new financing has effectively been eliminated. In light of the limited financing alternatives, Concord continued its efforts to reduce its exposure to maturing debt. In this regard, in January 2008 Concord obtained a $100,000,000 credit facility from KeyBank. Further, in August 2008 Inland was admitted as a member in Concord and agreed to contribute, subject to certain conditions, up to $100,000,000 to Concord, which contributions are to be used primarily for new acquisitions and, if Inland, agrees, satisfaction of margin calls and repayments on credit facilities. In October 2008, Concord obtained $43,500,000 from Inland and reduced the outstanding balance on one of its repurchase agreements by $42,600,000 and extended the maturity date on the line from March 30, 2009 to March 30, 2011.

During the first nine months of 2008, Concord acquired loan securities issued by its Concord Real Estate CDO 2006-1, which we refer to as CDO-1, with a face value of approximately $25,100,000 for a total purchase price of approximately $12,100,000. After giving effect to the acquisition of the CDO-1 loan securities, the total obligations remaining to third parties by CDO-1 were $351,525,000, which obligations mature in December 2016. See “Concord Debt Holdings” below for additional information relating to Concord. After giving effect to the extensions, with respect to Concord’s debt obligations exclusive of its obligations under CDO-1, Concord currently has $38,874,000 of debt maturing in the next 12 months, and $98,516,000 maturing in the following 12 months with the remaining balances maturing thereafter.

We intend to fund our future investments through one or more of the following: cash, borrowings under our credit facility, property loans, issuance of debt and equity, and ventures with third parties. As investments mature in value to the point where we are unlikely to achieve better than a market return on their then enhanced value, it is likely we will exit the investment and seek to redeploy the capital to higher yielding opportunities. Therefore, the sale of these investments is an important part of our overall earnings and may result in uneven earnings that may vary greatly from quarter to quarter.

Capital and Credit Market Deterioration

As the capital and credit market deterioration has worsened, we have performed additional assessments to determine our exposure to bankruptcies, limited availability of financing and equity offerings, decline in stock prices in general and REITs in particular and declining values for our Loan Assets and Loan Securities. We have further reviewed our risk associated with counterparties to our hedging instruments and credit facilities. Although we have described in more detail throughout this Item 2 where we believe our greatest risk to operating results and liquidity is today, the recent unprecedented volatility in capital and credit markets may create additional risks in the upcoming months and possibly years.

In particular, the significant decline in stock prices in general, and REITs in particular, could impair our ability to raise capital through equity and debt offerings thereby requiring us to obtain additional capital through other means. Further, the declining availability of financing has had, and will likely continue to have, an impact on our ability to finance additional acquisitions and ultimately, the value of real estate generally. If financing continues to be limited and rates rise, the value of real estate will likely fall thereby creating potential additional opportunities. The inability of our and Concord’s borrowers to obtain replacement financing could lead to more loan defaults and/or negotiated extensions to existing loans beyond their current expirations. In addition, tenant defaults at the properties underlying the Concord portfolio could negatively impact our Loan Asset and Loan Security business segment. We note further that the current capital and credit market deterioration has caused Loan Assets and Loan Securities to trade at substantial discounts.

We utilize interest rate swaps both directly and indirectly through our investment in Concord. At September 30, 2008, we had $26,000,000 of notional amounts and Concord had $203,262,000 of notional amounts of hedges.

The three counterparties of these arrangements are major financial institutions (Credit Suisse International, KeyBank National Association and Bear Stearns Capital Management) with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties.

We measure our success in meeting this objective by a number of factors, including increases in diluted per share net income, cash returns generated by our investments, cash flow from operating activities, shareholder equity and total return to our shareholders. As described in more detail under results of operations below, our net income and earnings per share have been significantly negatively impacted by Concord’s recognition of other-than-temporary impairments and loan loss reserves which aggregated $7,205,000 and $65,221,000 for the three and nine months ended September 30, 2008, respectively. We are a 50% common equity owner of Concord through our investment in Lex-Win Concord.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

During the three and nine months ended September 30, 2008 and 2007 our operating results were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$2,229,000	$5,370,000	$(15,516,000)	$26,847,000

Net income (loss) per Common Share, basic	$0.03	$0.08	$(0.21)	$0.36

Net income (loss) per Common Share, diluted	$0.03	$0.08	$(0.21)	$0.36

Net cash flow provided by operating activities			$24,858,000	$23,777,000

At September 30, 2008 and December 31, 2007, total assets and total shareholders’ equity were as follows:

	September 30, 2008	December 31, 2007

Total assets	$736,141,000	$745,447,000

Total shareholders’ equity	$316,836,000	$291,794,000

Our activities are administered by FUR Advisors LLC, which we refer to as our advisor, an entity controlled by and partially owned by our executive officers. Pursuant to the terms of an advisory agreement, our advisor is entitled to receive a base management fee and an incentive fee.  In addition, our advisor or its affiliate is also entitled to receive property and construction management fees at commercially reasonable rates as determined by our independent Trustees.  The incentive fee is only payable at such time, if at all, when holders of our Common Shares receive aggregate distributions above a threshold amount as defined.  At September 30, 2008, the threshold amount was $378,275,000 which was equivalent to $3.87 per Common Share-diluted. Accordingly, if the Trust had been liquidated at September 30, 2008, our advisor would have been entitled to receive 20% of any amounts available for distribution, if any, in excess of such threshold amount. At such time as shareholders’ equity exceeds the threshold amount, we will record a liability, in accordance with GAAP, equal to approximately 20% of the difference between shareholders’ equity and the threshold amount.

Since July 1, 2008, we have entered into the following transactions:

•
On July 7, 2008, we made a $1,050,000 mezzanine loan on a newly acquired property in the Marc Realty portfolio. The property is located at 180 North Wacker, Chicago, Illinois. The loan bears interest at 8.5%, requires monthly payments of interest only and matures on April 18, 2012. In connection with the loan, we acquired an equity interest in the borrower which entitles us to share in operating cash flow and capital proceeds.

•	On July 28, 2008, we received a distribution of $10,000,000 from our equity investment in Concord.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

•
On August 2, 2008, we, together with Lexington, restructured Concord and admitted Inland as a member in Concord with a redeemable 10% preferred membership interest. In connection with this transaction, we formed with Lexington a new entity known as Lex-Win Concord LLC (“Lex-Win Concord”). Both we and Lexington contributed all of their interests in Concord and WRP Management, LLC, the entity that provides collateral management services to Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”), to Lex-Win Concord. As a result, each of us and Lexington holds a 50% ownership interest in Lex-Win Concord. Immediately following such contribution, Inland contributed $20,000,000 to Concord and was admitted as a member of Concord. Inland further agreed to contribute up to an additional $80,000,000 to Concord. Inland’s contributions are to be used primarily for additional investments by Concord, and if Inland agrees, to satisfy any future margin calls or prepayments on Concord’s credit facilities. In connection with its investment in Concord, Inland is entitled to receive a priority return of 10% on its contributed and unreturned capital.

•
On August 6, 2008, Lex-Win Acquisition sold all of its shares of Piedmont Office Realty Trust for an aggregate price of $32,289,000. We received a distribution of our pro-rata share of $9,041,000 in connection with this sale.

•
On August 20, 2008, we acquired through a venture with Sealy & Company Inc., which we refer to as Sealy, a six building office-flex campus containing approximately 470,000 square feet in Northwest Atlanta, Georgia. The campus is both similar to and adjacent with the twelve building office-flex campus containing approximately 472,000 square feet previously acquired in a venture with Sealy in Northwest Atlanta, Georgia. The purchase price for the property was $47,000,000, inclusive of assumed debt. The venture assumed an existing $37,000,000, 6.12% first mortgage loan encumbering the property which matures in November 2016. Our initial percentage ownership in the new venture is 68%.

•	During October 2008, we acquired through several share repurchases 350,000 of our Common Shares at an average price of approximately $2.66 per Common Share aggregating $930,000.

•
On October 28 and November 3, 2008, we acquired a total of 1,024,000 of our Series B-1 Preferred Shares for a gross price of approximately $18,583,000, which represents an approximately 27.4% discount from their liquidation value.

•
On October 28, 2008, we acquired in a privately negotiated transaction 3,500,000 shares of common stock in Lexington at a purchase price of $5.60 per share and obtained seller non-recourse financing equal to 50% of the purchase price, which financing has a term of three years, bears interest at a rate of 3-month LIBOR plus 250 basis points and requires margin calls only at such time as the loan amount equals or exceeds 60% of the value of the shares.

•	On October 31, 2008, Concord reduced the balance on its repurchase line with Column Financial by $42,600,000 and extended the maturity of the line through March 2011.

•	On October 10, 2008, Concord extended the maturity date on a repurchase agreement with Greenwich Capital Financial which was scheduled to expire December 15, 2008 for a period of one year.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007. Other than the partial adoption of SFAS No. 157 (see “Item 1. Financial Statements - Note 3”), there have been no significant changes to those policies during 2008.

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

Results of Operations - Nine Months Ended September 30, 2008 Versus September 30, 2007

Net Earnings (loss)

Net loss was $15,516,000 for the nine months ended September 30, 2008, a decrease in earnings of $42,363,000 from net income of $26,847,000 for the nine months ended September 30, 2007. As described in greater detail below, the decrease was due primarily to decreases in net income from our Loan Assets and Loan Securities business segment as well as our REIT Equity Interests business segment.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

Operating Properties

Net operating income from our operating properties was $23,469,000 for the nine months ended September 30, 2008 as compared to $23,843,000 for the nine months ended September 30, 2007. This decrease in net operating income of $374,000 from our Operating Properties was the result of the following:

Rental Income - Overall, rental income increased by $1,817,000 to $32,533,000. With respect to properties owned during both nine month periods, rental income decreased by $1,162,000 due primarily to a $1,123,000 tenant lease buyout in June 2007 at our Chicago, Illinois (Ontario) property. This decrease was more than offset by increased rental income of $2,979,000 from properties acquired during and after the nine months ended September 30, 2007 due to income of $2,808,000 from our River City property which we acquired in foreclosure on October 2, 2007 and an increase of $171,000 at Creekwood Apartments, which was acquired on March 29, 2007. Average occupancy at our operating properties (other than Creekwood Apartments) was 96.3% for the nine months ended September 30, 2008 compared to 97.0% for the nine months ended September 30, 2007.

Operating Expenses - Overall, operating expenses increased by $1,622,000 to $5,517,000. With respect to properties owned during both nine month periods, operating expenses increased by $279,000 (approximately 8%) primarily due to increases in general maintenance costs at several properties. The remaining increase in operating expenses is due to an increase in operating expenses of $1,343,000 incurred at properties acquired during and after the nine months ended September 30, 2007.

Real Estate Tax Expense - The increase in real estate tax expense of $814,000 is due to an increase of $698,000 from operating properties acquired during and after the nine months ended September 30, 2007 and an increase of $116,000 (approximately 9%) from operating properties held for both periods. The primary changes in real estate tax expense at our properties held for both periods resulted from increased assessments at our Chicago, Illinois (Ontario) property and our Circle Tower property which were partially offset by a lower assessment at our Lisle, Illinois properties.

Sealy Ventures -Our investments in Sealy Northwest Atlanta, L.P., made in December 2006, and Sealy Airpark Nashville, made in April 2007, continue to generate positive cash flow. However, we recognized an equity loss of $1,277,000 for the nine months ended September 30, 2008 as compared to $1,292,000 for the nine months ended September 30, 2007. In addition, we recognized an equity loss of $90,000 on our investment in Sealy Newmarket GP, made in August 2008. The losses are a result of charges for depreciation and amortization exceeding net operating income for these properties for both periods. Average occupancy at the Sealy Northwest Atlanta, L.P. property was 91.5% for the nine months ended September 30, 2008 compared to 91% for the nine months ended September 30, 2007. Average occupancy at the Sealy Nashville property was 89.1% for the nine months ended September 30, 2008 compared to 85.4% for the period April 2007 (acquisition) to September 30, 2007.

Interest Expense - Interest expense related to our operating properties increased by $313,000 to $11,117,000 for the nine months ended September 30, 2008 compared to $10,804,000 for the nine months ended September 30, 2007. The increase is due to an increase in interest expense of $568,000 related to operating properties acquired during and after the nine months ended September 30, 2007 which more than offset a decrease of $255,000 in interest expense related to properties held for both periods.

Depreciation and Amortization Expense - Depreciation and amortization expense relating to our operating properties increased by $252,000 to $9,065,000 for the nine months ended September 30, 2008 compared to $8,813,000 for the nine months ended September 30, 2007. Depreciation and amortization expense related to operating properties acquired during and after the nine months ended September 30, 2007 increased by $288,000 offset by depreciation and amortization expense related to operating properties held for both periods which decreased by $36,000.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

Loan Assets and Loan Securities

Net operating loss from our loan assets and loan securities was $9,786,000 for the nine months ended September 30, 2008 as compared to net operating income of $23,421,000 for the nine months ended September 30, 2007. The changes were the result of the following:

Concord - Earnings from equity investment in Concord decreased by $21,487,000 to a loss of $13,953,000 for the nine months ended September 30, 2008 as compared to earnings of $7,534,000 for the nine months ended September 30, 2007. As described above, it was determined that an other-than-temporary impairment of $57,021,000 be taken with respect to Concord’s bond portfolio and an $8,200,000 loan loss provision be taken with respect to Concord’s loan portfolio. These impairments were partially offset by net interest earnings of $28,303,000 for the nine months ended September 30, 2008 compared to $18,631,000 for the nine-month period ended September 30, 2007 as a result of the significant investments during the first nine months of 2007. Additionally, during the nine months ended September 30, 2008, Concord recognized a gain, net of deferred costs, on extinguishment of debt of $12,699,000 relating to the acquisition for $12,070,000 of debt issued by its CDO-1 with a face value of $25,125,000. For information relating to Concord’s assets and operating results see “Item 1. Note 6” and “Off Balance Sheet Investments-Concord Debt Holdings” below.

Marc Realty - We recognized equity in earnings from our Marc Realty portfolio of $2,518,000 for the nine months ended September 30, 2008 as compared to $10,441,000 for the nine months ended September 30, 2007. The decrease in earnings was primarily the result of earnings on our participating equity interests of $915,000 recognized during the nine months ended September 30, 2008, as compared to $6,355,000 recognized during the nine months ended September 30, 2007 due to fewer capital transactions during 2008. Earnings for the nine months ended September 30, 2008 from preferred equity investments include a loss of approximately $2,000,000 attributable to an impairment recorded at the underlying entity which holds a property in Lansing, Michigan. All of our loans in the Marc Realty portfolio were current at September 30, 2008.

Interest Income - Interest income from our loan assets and loan securities decreased by $5,541,000 to $1,171,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease primarily resulted from the satisfaction of the Toy Building loan in May 2007 and the River City - Land loan in October 2007, which generated interest income of $2,433,000 and $179,000, respectively. Interest income was further reduced due to the sale of our mortgage-backed securities in February 2008, resulting in a decrease of interest income of $3,389,000. These decreases were partially offset by an increase in interest income of $564,000 on our Marc Realty TI/Capex loans.

Interest Expense - Interest expense related to our loan assets and loan securities was $206,000 for the nine months ended September 30, 2008 as compared to $5,289,000 for the nine months ended September 30, 2007. The decrease was due primarily to the satisfaction of loans encumbering assets sold during and after the nine months ended September 30, 2007.

Other Items - We recognized a gain on sale of mortgage-backed securities of $454,000 in February 2008 as a result of the liquidation of those securities. In addition, in June 2007 we recognized a provision for loss on the loan receivable of $1,266,000 related to our Vision Property Services loan.

REIT Equity Interests

Income from our REIT Equity interests decreased by $12,533,000 to $1,035,000 for the nine months ended September 30, 2008 from $13,568,000 for the nine months ended September 30, 2007. This was due primarily to a decrease in gain on sale of real estate securities of $7,953,000, a decrease in dividend income of $3,534,000, an increase in the equity loss in Lex-Win Acquisition, LLC of $839,000 and an other-than-temporary impairment loss on available for sale securities of $207,000 recognized in 2008. The decrease in the gain on sale of real estate securities consisted primarily of a $2,029,000 gain from the sale in 2008 of our shares in Lexington as compared to a gain of $9,739,000 from the sale of America First Apartment Investors, Inc. shares in 2007. The increase in equity loss in Lex-Win Acquisition, LLC was primarily the result of a $3,847,000 other-than-temporary impairment loss, of which $1,077,000 is our share, resulting from a decline in the estimated market value of the shares held by Lex-Win Acquisition, LLC. On August 6, 2008, Lex-Win Acquisition, LLC (an entity in which the Trust owns 28%) sold all of its shares held in Piedmont Office Realty Trust for an aggregate sales price of $32,289,000 ($8.31 per share) and made a distribution to us of our pro-rata share of $9,041,000.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

Corporate Activities

Interest income earned on our cash and cash equivalents during the nine months ended September 30, 2008 was $1,425,000 compared to $2,658,000 for the same period during 2007. The decrease was due primarily to lower yields on U.S. Treasury securities in 2008.

Interest expense decreased by $62,000 to $5,787,000 for the nine months ended September 30, 2008 from $5,849,000 for the nine months ended September 30, 2007. The decrease in expense relates primarily to a reduction in dividends paid on our Series B-1 Preferred Shares which we account for as interest expense reflecting the impact of 487,000 Series B-1 Preferred Shares having been converted into Common Shares during the nine months ended September 30, 2008. This decrease was partially offset by an increase in interest expense of $523,000 related to our $70,000,000 line of credit which we drew down in July 2008.

General and administrative expenses decreased by $741,000 to $5,119,000 for the nine months ended September 30, 2008 from $5,860,000 for the nine months ended September 30, 2007. This was primarily due to decreases in the base management fee of $643,000 as a result of credits received (See Item 1. Financial Statements - Note 11) and a decrease in professional fees of $140,000. All other general and administrative items remained relatively constant.

State Income Taxes

State income taxes were $235,000 for the nine months ended September 30, 2008 as compared to $485,000 for the nine months ended September 30, 2007. State income tax expense is based on our anticipated taxable income for state purposes after the dividends paid deduction and after utilization of net operating loss carryforwards where applicable.

Results of Operations - Three Months Ended September 30, 2008 Versus September 30, 2007

Net Earnings

Net income was $2,229,000 for the three months ended September 30, 2008, a decrease of $3,141,000 as compared to $5,370,000 for the three months ended September 30, 2007. As described in greater detail below, the decrease was due primarily to decreases in net income from our Loan Assets and Loan Securities business segment as well as our REIT Equity Interests business segment.

Operating Properties

Net operating income from our operating properties was $7,678,000 for the three months ended September 30, 2008 as compared to $7,174,000 for the three months ended September 30, 2007. This increase in net operating income of $504,000 from our Operating Properties was the result of the following:

Rental Income - Overall, rental income increased by $997,000 to $10,873,000. With respect to properties acquired during and after the three months ended September 30, 2007, we recognized rental income of $978,000. In addition, rental income, with respect to properties owned during both three month periods, increased by $19,000. Average occupancy at our operating properties (other than Creekwood Apartments) was 96.4% for the three months ended September 30, 2008 compared to 98.3% for the three months ended September 30, 2007.

Operating Expenses - Overall, operating expenses increased by $292,000 to $1,848,000. With respect to properties acquired during and after the three months ended September 30, 2007, we incurred operating expenses of $430,000. The increase was partially offset by a decrease of $138,000 in operating expenses with respect to properties owned during both three month periods.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

Real Estate Tax Expense - The increase in real estate tax expense of $267,000 is due to an increase of $224,000 from operating properties acquired during and after the three months ended September 30, 2007 and an increase of $43,000 (approximately 9%) from operating properties held for both periods. The primary changes in real estate tax expense at our properties held for both periods resulted from increased assessments at our Chicago, Illinois (Ontario) property and our Circle Tower property which were partially offset by a lower assessment at our Lisle, Illinois properties.

Sealy Ventures -Our investments in Sealy Northwest Atlanta, L.P., made in December 2006, and Sealy Airpark Nashville, made in April 2007, continue to generate positive cash flow. However, we recognized an equity loss of $491,000 for the three months ended September 30, 2008 as compared to $647,000 for the three months ended September 30, 2007. In addition, we recognized an equity loss of $90,000 on our investment in Sealy Newmarket GP, made in August 2008. The losses are a result of charges for depreciation and amortization exceeding net operating income for these properties for both periods. Average occupancy at the Sealy Northwest Atlanta property was 92.8% for the three months ended September 30, 2008 compared to 93.0% for the three months ended September 30, 2007. Average occupancy at the Sealy Nashville property was 88.7% for the three months ended September 30, 2008 compared to 85.4% for the three months ended September 30, 2007.

Interest Expense - Interest expense related to our operating properties increased by $60,000 to $3,674,000 for the three months ended September 30, 2008 compared to $3,614,000 for the three months ended September 30, 2007. The increase is due to an increase in interest expense of $136,000 related to operating properties acquired during and after the three months ended September 30, 2007 which was partially offset by a decrease of $76,000 in interest expense related to properties held for both periods.

Depreciation and Amortization Expense - Depreciation and amortization expense relating to our operating properties increased by $70,000 to $3,020,000 for the three months ended September 30, 2008 compared to $2,950,000 for the three months ended September 30, 2007. Depreciation and amortization expense related to operating properties acquired during and after the three months ended September 30, 2007 increased by $248,000 offset by depreciation and amortization expense related to operating properties held for both periods which decreased by $178,000.

Loan Assets and Loan Securities

Net operating income from our loan assets and loan securities was $4,370,000 for the three months ended September 30, 2008 as compared to $7,212,000 for the three months ended September 30, 2007. The changes were the result of the following:

Concord - Earnings from equity investment in Concord decreased by $48,000 to $2,904,000 for the three months ended September 30, 2008 as compared to $2,952,000 for the three months ended September 30, 2007. During the quarter ended September 30, 2008, Concord realized other-than-temporary impairment charges of $1,200,000 with respect to its bond portfolio and $6,000,000 in loan loss provisions related to its loan portfolio. These impairments and loan loss provisions were partially offset by net interest earnings of $9,701,000 for the three months ended September 30, 2008 compared to $7,036,000 for the three-month period ended September 30, 2007 as a result of the investments subsequent to September 30, 2007. Additionally, during the three months ended September 30, 2008, Concord recognized a gain, net of deferred costs, on extinguishment of debt of $5,201,000 relating to the acquisition for $5,572,000 of debt issued by its CDO-1 with a face value of $10,925,000. For information relating to Concord’s assets and operating results see “Item 1. Note 6” and “Off Balance Sheet Investments-Concord Debt Holdings” below.

Marc Realty - We recognized equity in earnings from our Marc Realty portfolio of $1,100,000 for the three months ended September 30, 2008 as compared to $3,044,000 for the three months ended September 30, 2007. The decrease in earnings was primarily the result of earnings on our participating equity interests of $1,521,000 recognized during the three months ended September 30, 2007. We had an additional decrease in preferred equity earnings of $423,000 as a result of having a lower investment balance in 2008. All of our loans in the Marc Realty portfolio were current at September 30, 2008.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

Interest Income - Income from our loan assets and loan securities decreased by $874,000 to $342,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease primarily resulted from the sale of our mortgage-backed securities in February 2008, resulting in a decrease of interest income of $1,120,000. This decrease was partially offset by an increase in interest income of $218,000 on our Marc Realty TI/Capex loans.

Interest Expense - We incurred no interest expense related to our loan assets and loan securities for the three months ended September 30, 2008 compared to $1,331,000 for the three months ended September 30, 2007. The decrease was due to the satisfaction of loans encumbering assets sold during and subsequent to the nine months ended September 30, 2007.

REIT Equity Interests

Income from our REIT Equity interests decreased by $1,297,000 to $37,000 for the three months ended September 30, 2008 from $1,334,000 for the three months ended September 30, 2007. This was due primarily to a decrease in dividend income of $1,162,000 and a decrease in the equity in earnings of Lex-Win Acquisition, LLC of $135,000. The decrease in dividend income is primarily the result of the sale in 2008 of our shares in Lexington.

Corporate Activities

Interest income earned on our cash and cash equivalents during the three months ended September 30, 2008 was $761,000 compared to $632,000 for the same period during 2007. The increase was due primarily to higher average invested cash balances during the three months ended September 30, 2008 which were partially offset by lower yields on U.S. Treasury securities in 2008.

Interest expense increased by $249,000 to $2,215,000 for the three months ended September 30, 2008 from $1,966,000 for the three months ended September 30, 2007. The increase in expense relates primarily to an increase of $523,000 related to our line of credit which we drew down in July 2008. This increase was partially offset by a reduction in dividends paid on our Series B-1 Preferred Shares which we account for as interest expense reflecting the impact of the Series B-1 Preferred Shares having been converted into Common Shares during 2008.

General and administrative expenses decreased by $462,000 to $1,566,000 for the three months ended September 30, 2008 from $2,028,000 for the three months ended September 30, 2007. This was primarily due to decreases in the base management fee of $404,000 as a result of credits received (See Item 1. Financial Statements - Note 11) and a decrease in professional fees of $105,000. All other general and administrative items remained relatively constant.

State Income Taxes

State income taxes were $13,000 for the three months ended September 30, 2008 as compared to $14,000 for the three months ended September 30, 2007. State income tax expense is based on our anticipated taxable income for state purposes after the dividends paid deduction and after utilization of net operating loss carryforwards where applicable.

Impact of Capital and Credit Market Deterioration on Results of Operations

We believe that the disruption of the capital and credit markets may ultimately impact our operations in both our Operating Properties business segment and our Loan Asset and Loan Security business segment. In particular, with respect to our Operating Properties business segment, the availability of credit may limit our ability to obtain financing to expand our portfolio. Further, we expect the economic decline and the lack of available credit to increase the potential for tenant defaults at our properties as well as the properties underlying the Marc Realty portfolio which could negatively impact both our Operating Properties and Loan Asset and Loan Securities segment. With respect to our Loan Asset and Loan Security business segment, the disruption in the capital markets has and we expect may continue to impact Concord’s operating results due to mark to market adjustments, recognition of other than temporary impairments and recognition of loan loss reserves. Additionally, the lack of available credit could negatively impact our Marc Realty portfolio to the extent that replacement financing is unavailable as underlying mortgages mature and to the extent real estate values decline which may reduce the amount we receive with respect to our participating interests. With respect to Concord, the lack of available financing may make it difficult for borrowers to satisfy their loans at maturity. Further, tenant defaults at the underlying properties could create loan defaults both in the Concord and Marc Realty portfolios.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. We anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for our investment activities. Additionally, to maintain our status as a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are dependent on raising capital through equity and debt issuances or forming ventures with institutional or high net worth investors to obtain funds with which to expand our business.

Our primary sources of funds for liquidity consist of:

•	cash and cash equivalents;
•	cash flow from our operating properties;
•	payments received from our loan assets and loan securities;
•	equity and debt issuances;
•	dividends received from our ownership of REIT equity interests;
•	distributions from ventures;
•	borrowings under our credit facility; and
•	asset specific borrowings.

As noted earlier, in light of the change in the economic environment that has taken place since the third quarter of 2007 and the subsequent disruption of the capital and credit market which have limited the availability of financing and the ability to raise capital through equity issuances, during the first nine months of 2008 we continued to focus our attention primarily on protecting against and preparing for the rigors and opportunities of this changed environment. In particular, we have sought to maximize our liquidity. We received net proceeds of approximately $36,901,000 in May 2008 in connection with the issuance of 8,844,936 Common Shares in connection with our rights offering and an aggregate of $3,418,000 in connection with the issuance of approximately 818,443 Common Shares pursuant to our Dividend Reinvestment Plan on January 15, 2008, April 15, 2008 and July 15, 2008. In addition to the above transactions, we have received distributions of $14,600,000 from our investment in Concord during the first nine months of 2008. At September 30, 2008, we had cash and cash equivalents of $179,774,000.

We routinely review liquidity sufficiency, including performing various stress test scenarios on our assets such as tenant defaults, lack of refinancing options, increased borrowing cost and the impacts of hypothetical credit downgrades. As the national and world-wide financial crisis has worsened in recent months, we have continued to closely monitor events and the financial institutions that have provided us and Concord with financing or that are counterparties on interest rate swaps, including monitoring credit ratings and outlooks and capital raising activities.

Although we had at September 30, 2008 an effective registration statement under which we can offer an aggregate of approximately $256,388,000 of additional equity or debt securities, we believe that a primary impact to us from the disruption of the capital and credit markets will be in our ability to raise additional capital. The significant decrease in the stock prices in general and REITs in particular has significantly impaired the ability to raise additional capital through equity and debt offerings.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $143,120,000 during the nine months ended September 30, 2008. The increase resulted from $24,858,000 of cash provided by operating activities and $144,514,000 of cash provided by our investing activities which were partially offset by $26,252,000 of cash used in financing activities.

Cash provided by operating activities of $24,858,000 was comprised of a net increase due to adjustments for non-cash items of $32,993,000 and a net increase due to changes in other operating assets and liabilities of $7,381,000 which were partially offset by a net loss of $15,516,000. See our discussion of our Results of Operations above for additional details on our operations.

Cash provided by investing activities consisted of: (i) $78,318,000 of proceeds received from repayment on our mortgage-backed securities available for sale; (ii) $57,699,000 of proceeds from the sale of available for sale securities; (iii) $21,273,000 of proceeds from the repayment of preferred equity investments; (iv) $19,041,000 of proceeds from the repayment of our equity investments; and (v) $2,635,000 of collections of loans receivable.

We used cash for investing activities during the nine months ended September 30, 2008 primarily as follows: (i) $9,006,000 for our equity investment in Sealy Newmarket GP; (ii) $5,087,000 for investment in our Concord joint venture; (iii) $6,928,000 of issuance of new loans receivable; (iv) $4,973,000 for a new investment in our Marc Realty venture; (v) $5,055,000 for purchase of available for sale securities; and (vi) $2,784,000 for capital improvements to our existing operating properties.

During the nine months ended September 30, 2008, we used cash for financing activities primarily as follows: (i) $25,750,000 for dividend payments on our Common Shares; (ii) $75,175,000 for repayment of borrowings under repurchase agreements; (iii) $32,996,000 for funding of restricted cash accounts; and (iv) $3,959,000 for mortgage loan repayments.

Cash provided by financing activities was primarily the result of (i) $70,000,000 of proceeds from our revolving line of credit; (ii) $36,901,000 of proceeds from the issuance of Common Shares through a rights offering; (iii) $742,000 of mortgage loan proceeds; and (iv) $3,418,000 of proceeds from our Dividend Reinvestment and Stock Purchase Plan.

Equity Investment in Joint Venture

As of September 30, 2008, we had contributed $162,500,000 to Concord, $5,087,000 of which was contributed during the nine months ended September 30, 2008. In April 2008, we received a distribution of $4,600,000 from Concord representing our share of the joint venture’s first quarter cash flow. In July 2008, we received a distribution of $10,000,000 from Concord.

Dividends

We paid regular quarterly dividends of $0.065 per Common Share and $0.40625 per Series B-1 Preferred Share for each of the first three quarters of 2008.  In addition, in the first quarter of 2008 we paid a special dividend for the year ended December 31, 2007 of $0.18 per Common Share and $0.7639 per Series B-1 Preferred Share.

At November 3, 2008, we had 78,739,584 Common Shares outstanding and 2,499,825 Series B-1 Preferred Shares outstanding.

Off-Balance Sheet Investments

We have two significant off-balance sheet investments, our investment in Concord and our loans and preferred equity interests in the Marc Realty portfolio.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

Lex-Win Concord, LLC

General

Concord’s loan assets and loan securities are categorized as those held directly by Concord and those held in Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1. Additional fees and expenses are recorded at the WRP Management and Lex-Win Concord, LLC entities.

The following table summarizes Concord’s financial results for the nine months ended September 30, 2008 (in thousands):

Total Assets	$1,048,424
Total Liabilities	757,401
Cash and restricted cash	18,690
Interest and Other Income	55,396
Interest Expense	27,093
Impairment loss on available for sale securities	57,021
Provision for loss reserves on real estate debt investments	8,200
Net Loss	(27,905)

At September 30, 2008, Concord had total assets of approximately $1.05 billion, total liabilities of approximately $757,401,000, minority interest/preferred equity of $20,102,000 and member’s equity of approximately $270,921,000. With respect to the loan assets held by CDO-1, the weighted average maturities, before and after giving effect to extensions, were 3.18 years and 4.19 years, respectively. With respect to the loan assets held directly by Concord, the weighted average maturities, before and after giving effect to extensions, were 1.88 years and 3.48 years, respectively. Concord generated net income of approximately $5,808,000 during the three months ended September 30, 2008 compared to net income of $5,902,000 for three months ended June 30, 2007. For the nine months ended September 30, 2008, Concord had a net loss of $27,905,000 compared to net income of $15,067,000 for the nine months ended September 30, 2007. The decrease in net income was primarily due to the $57,021,000 in impairment loss on available for sale securities and the $8,200,000 loan reserves, partially offset by gains on extinguishment of debt of $12,699,000, all of which are non-cash items.

Excluding non-cash items described above, Concord generated net income of $24,261,000 for the nine months ended September 30, 2008 resulting in an annualized return on investment of approximately 8.49% as compared to $15,067,000 for the nine months ended September 30, 2007 resulting in an annualized return on investment of approximately 9.6%. The increase was due to an increase in interest income of $7,255,000 to $55,396,000 for the nine months ended September 30, 2008 as compared to $48,141,000 for the nine months ended September 30, 2007 and a decrease in general and administrative expense of $205,000 to $3,359,000 for the nine months ended September 30, 2008 as compared to $3,564,000 for the nine months ended September 30, 2007. Interest expense decreased by $2,417,000 to $27,093,000 for the nine months ended September 30, 2008 as compared to $29,510,000 for the nine months ended September 30, 2007.

At September 30, 2008, Concord had cash and restricted cash of $18,690,000 and had a commitment from Inland for an additional $80,000,000 in capital to be used primarily for new acquisitions and, if Inland, agrees, satisfaction of margin calls and repayments on credit facilities. In October, Inland made an additional $43,500,000 capital contribution to Concord which was utilized to reduce the balance of one of Concord’s credit facility by $42,600,000, which credit facility maturity was extended through March 2011. Neither us nor Lexington is required to make any future capital contributions to Concord.

Concord’s assets, both held in and outside of CDO-1, currently generate sufficient cash flow to fund CDO-1’s and Concord’s operating and administrative expenses, regular debt service obligations and all distribution requirements to Inland. As described previously, the disruption of the capital and credit markets has had a significant impact on values of loan assets and securities held by Concord which has resulted in margin calls on Concord’s loan securities under Concord’s credit facilities. Although Concord has taken significant steps to limit future margin calls by reducing leverage ratios and modifying margin call requirements in its credit facilities, to the extent the values of loan assets or loan securities continue to decline, it is probable that additional margin calls will be made. Moreover, the inability of borrowers to obtain replacement loans may increase the rate of defaults on Concord’s assets which will further negatively impact Concord’s liquidity

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

Additionally, Concord has future funding obligations to borrowers on three loans totaling approximately $17,392,000 which are subject to the satisfaction of certain conditions by the borrowers and has a credit facility maturing on November 28, 2008. Concord’s future funding obligations will likely be funded from operating cash flow and/or additional capital contributions from Inland. With respect to the maturing credit facility, if Concord is unable to extend the maturity date, it will attempt to satisfy the outstanding balance of $22,893,000 through a capital contribution from Inland, which it is not obligated to make, financing the assets currently held on such line with the KeyBank credit facility, which is subject to KeyBank’s approval, sell assets to satisfy such amount which would reduce future operating cash flow, request advances of funds from us and Lexington, or a combination thereof.

Concord’s CDO-1 investment is required to meet certain debt covenants which would be negatively impacted by downgrades of its loan securities or defaults on its loans. CDO-1 would be required to replace these investments in the CDO but, as a result of the disruption in the capital markets, may encounter difficulties obtaining new investments as well as any needed financing.

During the nine months ended September 30, 2008, Concord:

•	acquired loan assets and loan securities with a stated principal balance of $7,931,000 for $7,520,000 with a weighted yield to maturity of 18.09%;
•	acquired securities issued by CDO-1 with a total face value of $25,125,000 for $12,070,000 resulting in a net gain on extinguishment of debt after costs of $12,699,000;
•	borrowed an aggregate of $73,000,000 which is secured by certain of its loan assets;
•	made $151,783,000 in principal payments on its credit facilities; and
•	made aggregate distributions to its initial members of $29,200,000, $14,600,000 of which was distributed to us.

Concord has a portfolio of loan securities which includes investments in collateralized debt obligations securities (‘CDO securities”), pooled collateralized mortgage backed securities (“CMBS”), and rake bonds. Such bonds are accounted for as available for sale securities and, accordingly, are marked to market on a quarterly basis based upon management’s assessment of fair value.

Concord began experiencing declines in the fair value of its loan securities during the quarter ended September 30, 2007 consistent with liquidity concerns impacting the commercial bond and real estate markets and the overall economy.

As a result of a significant decline in the fair value of three CDO bonds and management’s concern regarding the ultimate collectability of amounts due for such securities, Concord recorded other-than-temporary impairment charges related to such assets of $11,028,000 and $5,377,000 during the quarters ended December 31, 2007 and March 31, 2008, respectively.

During the quarter ended June 30, 2008, Concord observed an accelerating decline across its portfolio in the fair value of its loan securities, growing uncertainty in the commercial bond and real estate markets and heightening concern of a “credit crunch” impacting the overall financial markets. As a result of these circumstances along with the duration of the decline in the fair value of its loan securities below cost, Concord thoroughly assessed all its loan securities for other than temporary impairment at June 30, 2008. This process is inherently subjective and requires the exercise of significant judgment.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

As part of its analysis, Concord identified impairment of approximately $37,324,000 on its pooled CMBS and CDO securities which had experienced significant declines in fair value below cost and where management’s evaluation of this decline and other factors including an assessment of the underlying collateral caused it to believe credit issues were present which could impact its ability to be able to ultimately collect all amounts due under the contractual terms of the securities. Concord also identified impairment of approximately $13,114,000 on certain pooled CMBS and rake bonds where, based upon its analysis of the decline in fair value below cost and other factors including an assessment of underlying collateral, management believed that such declines in fair value below cost were a result of market conditions. While Concord generally has expected to hold its loan securities on a long term basis, in light of various factors including the declines observed in the fair value of its securities and the significant uncertainty present in the commercial bond and real estate markets, Concord determined it may not hold securities until maturity or receive a full recovery of their value. After weighing the aforementioned and other factors, Concord determined to record an other-than-temporary impairment charge of $50,438,000 for the quarter ended June 30, 2008.

For the quarter ended September 30, 2008, Concord observed a very inactive and illiquid market for its loan securities and management again assessed all of its loan securities for other-than-temporary impairment. Based upon this analysis, Concord recorded an other-than-temporary impairment of approximately $1,200,000.

Concord recognizes income on its portfolio of loan securities in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” Subject to various requirements, discounts attributable to previously recognized other-than-temporary impairment charges are recognized in interest income on the effective interest method based upon the excess of all estimated prospective cash flows over the investment balance in the loan security at the measurement date. During the quarter ended September 30, 2008, management identified certain of its pooled CMBS and rake bond securities for which management believes the declines in fair value were the result of market conditions as opposed to degradation or credit impairment of the collateral underlying the securities. For these securities, management believes the amount and timing of estimated future cash flows can be reasonably estimated. In addition, based on the shorter terms to maturity, management believes it is probable that Concord will collect all amounts due according to their contractual terms. For these securities, on which Concord has previously recognized other-than-temporary impairment charges totaling $13,114,000, Concord will accrete the impairment discount over the remaining life of the securities using the effective interest method, resulting in income recognition of $1,026,000 for the quarter ended September 30, 3008.

Concord utilizes the following process to determine the fair value of its loan securities. Broker quotations are obtained if available or practicable. Management typically obtains counterparty quotations for certain of its securities which serve as collateral under certain repurchase agreements. Such counterparty quotations are predominantly based on the use of unobservable inputs. In addition, Concord  utilizes a third party pricing model to establish values for the securities in its portfolio. Management performs a further analysis of the performance of the loans underlying the securities, the estimated value of the collateral supporting such loans and a consideration of local, industry and broader economic trends and factors. Significant judgement is utilized in the ultimate determination of fair value. This valuation methodology has been characterized as Level 3 in the fair value hierarchy as defined in Statement of Financial Accounting Standards No. 157.

CDO-1

CDO-1 Assets and Liabilities

Concord has financed a portion of its loan assets and loan securities through CDO-1. The weighted average interest rate on the loan assets and loan securities held in CDO-1 at September 30, 2008 was 6.37% and the weighted average interest rate on the amount payable by Concord on its notes at September 30, 2008 was 3.70%. Accordingly, assuming the loan assets and loan securities are paid in accordance with their terms, Concord retains an average spread of the difference between the interest received on the loan assets and loan securities and the interest paid on the loan obligations and loan securities.

The loan assets and loan securities and the note obligations for CDO-1 at September 30, 2008 are set forth below (in thousands):

CDO-1’s Loan Assets and Loan Securities September 30, 2008				CDO-1’s Notes September 30, 2008
Date Closed	Face Value of CDO-1 Collateral (1)	Weighted Average Interest Rate	Weighted Average Life (years)	Outstanding CDO-1 Notes (2)	Weighted Average Interest Rate	Stated Maturity	Equity Value (3)

12/21/06	$464,831	6.37%	4.18	$351,525	3.70%	12/2016	$113,306

(1)	Consists of loan assets with a face value of $338,066 and loan securities with a face value of $126,765.
(2)	Excludes notes and equity held by Concord.
(3)	Concord’s potential loss is limited to the equity value of its investment in CDO-1, of which we would bear 50% of such loss.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

CDO-1’s loan assets were diversified by industry as follows at September 30, 2008:

Industry	% of Face Value

Hospitality	30.59%
Office	45.86%
Mixed Use	5.10%
Retail	4.43%
Industrial	7.09%
Multi-family	6.93%
100.00%

The following tables set forth the aggregate carrying values, allocation by loan type and weighted average coupons of the loan assets and loan securities held in CDO-1 as of September 30, 2008:

	Face Value	Carrying Value (1)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR
	(in thousands)

Whole loans, floating rate	$20,000	$20,000	4.30%	—	195 bps
Whole loans, fixed rate	30,300	30,198	6.53%	6.36%	—
Subordinate interests in whole loans, floating rate	108,864	108,833	23.42%	—	292 bps
Subordinate interests inwhole loans, fixed rate	27,494	24,946	5.91%	7.47%	—
Mezzanine loans, floating rate	81,410	81,410	17.51%	—	218 bps
Mezzanine loans, fixed rate	69,998	68,089	15.06%	7.11%	—

Loan securities, floating rate	104,360	78,903	22.45%	—	196 bps
Loan securities, fixed rate	22,405	12,826	4.82%	5.97%	—

Total/Average	$464,831	$425,205	100.00%	6.93%	228 bps

(1)	Net of unamortized fees and discounts of $6,579, impairment charges of $32,594 and negative mark to market adjustments of $453.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

Loan Position	Property Type	City	State	Face Value	Fixed or Float	Rate to Concord	Maturity Date	Extension Options

Whole Loan	Office	Phoenix	AZ	$20,000	Float	LIBOR + 1.95%	10/9/2009	2-1 yr options
Whole Loan	Office	Rochester	NY	6,300	Fixed	6.40%	3/1/2011	None
Whole Loan	Industrial	Phoenix	AZ	24,000	Fixed	6.35%	12/1/2016	None
B-Note	Hotel	Tucson	AZ	35,000	Float	LIBOR + 2.35%	8/9/2009	3-1 yr options
B-Note	Hotel	Beverly Hills	CA	33,000	Float	LIBOR + 2.75%	8/9/2009	3-1 yr options
B-Note	Hotel	Englewood	CO	9,000	Float	LIBOR + 2.0%	3/8/2010	2-1 yr options
B-Note	Office	Various	CO	17,264	Float	LIBOR + 2.85%	11/11/2009	3-1 yr options
B-Note	Office	Farmers Branch	TX	15,000	Fixed	8.62%	6/6/2016	None
B-Note	Office	Dallas	TX	14,600	Float	LIBOR + 1.77%	3/11/2009	3-1 yr options
B-Note	Office	Atlanta	GA	12,494	Fixed	6.08%	6/11/2010	None
Mezzanine	Hotel	New York	NY	20,900	Float	LIBOR + 2.98%	7/12/2010	1-1 yr option
Mezzanine	Hotel	New York	NY	5,518	Float	LIBOR + 2.98%	7/12/2010	1-1 yr option
Mezzanine	Multifamily	New York	NY	8,333	Fixed	5.88%	12/8/2016	None
Mezzanine	Multifamily	New York	NY	15,101	Fixed	5.88%	12/8/2016	None
Mezzanine	Office	New York	NY	5,150	Fixed	6.28%	3/1/2012	None
Mezzanine	Office	Somers	NY	20,000	Float	LIBOR + 4.25%	6/10/2009	3-1 yr options
Mezzanine	Office	Various	Various	19,993	Float	LIBOR + 1.50%	11/11/2009	3-1 yr options
Mezzanine	Office	Islandia	NY	17,222	Fixed	8.53%	8/6/2016	None
Mezzanine	Office	Honolulu	HI	11,000	Fixed	7.89%	9/1/2016	None
Mezzanine	Office	New York	NY	10,000	Fixed	5.91%	5/11/2020	None
Mezzanine	Office	Clifton	NJ	3,191	Fixed	10.96%	12/1/2013	None
Mezzanine	Retail	Various	Various	11,691	Float	LIBOR + 1.75%	8/9/2009	2-1 yr options
Mezzanine	Retail	Various	Various	3,309	Float	LIBOR + 1.75%	8/9/2009	2-1 yr options

			Total	$338,066

The following table sets forth the maturity dates, assuming no remaining extensions are exercised by the applicable borrower, for the loan assets held in CDO-1 at September 30, 2008:

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value	% of Total
		(in thousands)

2008	—	$—	—
2009	9	174,825	52.42%
2010	4	46,778	14.03%
2011	1	6,300	1.89%
2012	1	5,038	1.51%
Thereafter	8	100,535	30.15%
Total	23	$333,476	100.00%

Weighted average maturity (1) 3.18 years

(1)
The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

The following table sets forth the maturity dates, assuming all remaining extensions are exercised, for the loan assets held in CDO-1 at September 30, 2008:

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value	% of Total
		(in thousands)

2008	—	$—	—
2009	—	—	—
2010	1	11,360	3.40%
2011	11	192,951	57.86%
2012	3	28,630	8.59%
Thereafter	8	100,535	30.15%
Total	23	$333,476	100.00%

Weighted average maturity (1) 4.19 years

(1)	The calculation of weighted average maturity is based upon the remaining term, assuming the exercise of all extension options available to the borrower and no prepayments occur.

The following tables set forth a summary of the loan securities held in CDO-1 at September 30, 2008 (in thousands):

Description	Face Value	Amortized Cost	Gross Unrealized Gain (Loss)	Impairment Loss	Carrying Value

Floating rate	$104,360	$104,325	$(573)	$(24,849)	$78,903
Fixed rate	22,405	20,451	120	(7,745)	12,826
Total	$126,765	$124,776	$(453)	$(32,594)	$91,729

				Ratings (1)
Loan Position	Asset Type	Certificate Class	Face Value	Moody’s	S&P	Fitch	Coupon

CSMC 2006 TF2A	Bond	H	$9,000	Baa1	BBB+	BBB+	LIBOR + 0.65
CSMC 2007 TFLA	Bond	K	2,000	Baa3	BBB-	—	LIBOR + 1.05
BSCMS 2007 BBA8	Bond	K	6,500	Baa3	BBB-	—	LIBOR + 1.20
MSC 2007 XFLA	Bond	K	10,000	—	BBB-	BBB	LIBOR + 1.25
WBCMT 2007 WHL8	Bond	L	3,800	—	BBB-	BBB-	LIBOR + 1.75
BSCMS 2006 BBA7	Bond	K	4,786	—	BBB-	BBB-	LIBOR + 1.70
COMM 2005 FL11	Bond	L	10,918	—	BBB-	BBB-	LIBOR + 2.25
CSMC 2007 TFLA	Bond	L	3,500	Ba1	BBB-	—	LIBOR + 1.90
G Force CDO 2006	Bond	J	11,000	—	CCC-	B-	5.6%
LBFRC 06 LLFA	Bond	L	9,393	—	BB	BBB-	LIBOR + 1.70
BALL 2004 BBA4	Bond	K	7,000	—	B+	B	LIBOR + 3.10
BSCMS 2004 BA5A	Bond	K	13,000	—	B+	BBB-	LIBOR + 3.25
CSMC 2006 TF2A	Rake Bond	ARGB	5,500	Baa3	BB	BB-	LIBOR + 1.30
BACM 2005 6	Rake Bond	KCE	11,405	—	BBB	—	6.129%
GCCFC 2006 FL4A	Rake Bond	N-MET	2,151	—	—	BBB	LIBOR + 1.15
GSMS 2007 EOP	Rake Bond	K	2,000	—	BBB	BBB-	LIBOR + 1.05
GCCFC 2006 FL4A	Rake Bond	O-MET	4,812	—	—	BBB-	LIBOR + 1.35
GSMS 2007 EOP	Rake Bond	L	10,000	—	BB+	BB+	LIBOR + 1.30

		Total	$126,765

(1)	A (-) indicates that the agency has not published a rating for this security.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008
Concord’s Other Loan Assets and Loan Securities

The following tables set forth the aggregate carrying values, allocation by investment type and weighted average yields of loan assets and loan securities held by Concord outside of CDO-1 as of September 30, 2008:

	Face Value	Carrying Value (1)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR
	(in thousands)

Whole loans, floating rate	$108,144	$105,144	16.80%	—	182 bps
Whole loans, fixed rate	39,900	34,900	6.20%	5.71%	—
Subordinate interests in whole loans, floating rate	147,708	147,091	22.96%	—	215 bps
Subordinate interests in whole loans, fixed rate	15,750	14,265	2.45%	8.63%	—
Mezzanine loans, floating rate	190,334	187,352	29.58%	—	215 bps

Mezzanine loans, fixed rate	64,091	60,636	9.96%	6.81%	—

Loan securities, floating rate	77,535	43,396	12.05%	—	141 bps

Total/Average	$643,462	$592,784	100.00%	6.68%	197 bps

(1)	Net of unamortized fees and discounts of $8,623, loan loss reserves of $8,200, impairment charges of $34,277, and a positive mark to market adjustment of $422.

Loan Position	Property Type	City	State	Face Value	Fixed or Float	Rate to Concord	Maturity Date	Extension Options

Whole Loan (1)	Hotel	Palm Beach	FL	$19,000	Fixed	12%	6/30/2009	1-1 yr option
Whole Loan (2)	Multifamily	Columbus	OH	20,900	Fixed	6.56%	11/21/2011	None
Whole Loan	Office	San Francisco	CA	41,600	Float	LIBOR + 1.59%	1/9/2010	2-1 yr options
Whole Loan (3)	Office	San Francisco	CA	29,325	Float	LIBOR + 1.59%	1/9/2010	2-1 yr options
Whole Loan (4)	Office	Fort Lee	NJ	28,000	Float	LIBOR + 2.50%	3/9/2009	3-1 yr options
Whole Loan	Office	Phoenix	AZ	9,219	Float	LIBOR + 1.95%	11/9/2009	2-1 yr options
B-Note	Hotel	New York	NY	30,700	Float	LIBOR + 2.0%	11/9/2008	3-1 yr options
B-Note	Hotel	New York	NY	30,000	Float	LIBOR + 2.0%	11/9/2008	3-1 yr options
B-Note	Hotel	Various	Various	13,448	Float	LIBOR + 2.15%	11/9/2009	3-1 yr options
B-Note	Hotel	Honolulu	HI	6,452	Float	LIBOR + 2.25%	10/1/2009	3-1 yr options
B-Note	Office	Greenwich	CT	26,000	Float	LIBOR + 2.85%	3/9/2009	3-1 yr options
B-Note	Office	Farmers Branch	TX	15,750	Fixed	8.62%	6/6/2016	None
B-Note	Office	Houston	TX	15,000	Float	LIBOR + 1.25%	7/1/2009	2-1 yr options
B-Note	Office	New York	NY	15,000	Float	LIBOR + 1.51%	11/1/2009	2-1 yr options
B-Note (5)	Office	Dallas	TX	1,512	Float	LIBOR + 1.77%	3/11/2009	3-1 yr options
B-Note (6)	Office	San Antonio	TX	9,146	Float	LIBOR + 3.25%	1/10/2009	3-1 yr options
C-Note	Office	San Antonio	TX	450	Float	LIBOR + 3.25%	1/10/2009	3-1 yr options
Mezzanine	Hotel	New York	NY	71,530	Float	LIBOR + 1.85%	2/1/2009	3-1 yr options
Mezzanine	Hotel	Various	Various	50,000	Float	LIBOR + 3.25%	5/9/2012	None
Mezzanine	Hotel	New York	NY	6,082	Float	LIBOR + 2.98%	7/12/2010	1-1 yr option
Mezzanine	Hotel	Various	Various	5,499	Float	LIBOR + 1.55%	5/12/2009	1-1 yr option
Mezzanine	Hotel	Catalina	AZ	4,515	Fixed	14.00%	1/1/2013	None
Mezzanine	Industrial	Shirley	NY	1,500	Fixed	12.00%	5/1/2016	None
Mezzanine	Mixed Use	New York	NY	3,501	Fixed	6.79%	7/11/2017	None
Mezzanine	Multifamily	Various	Various	20,000	Float	LIBOR + 1.23%	7/9/2009	3-1 yr options
Mezzanine	Multifamily	Meriden	CT	3,500	Fixed	12.00%	2/1/2012	None

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

Loan Position	Property Type	City	State	Face Value	Fixed or Float	Rate to Concord	Maturity Date	Extension Options

Mezzanine	Multifamily	Albuquerque	NM	1,466	Fixed	12.50%	11/1/2009	None
Mezzanine	Multifamily	New York	NY	1,565	Fixed	5.88%	12/8/2016	None
Mezzanine	Office	New York	NY	20,000	Fixed	6.28%	3/1/2012	None
Mezzanine	Office	New York	NY	17,000	Fixed	6.50%	2/1/2017	None
Mezzanine	Office	Dallas	TX	7,644	Fixed	11.04%	9/8/2010	None
Mezzanine	Office	Various	CA	7,223	Float	LIBOR + 2.55%	1/9/2009	3-1 yr options
Mezzanine	Office	East Hartford	CT	1,900	Fixed	12.00%	10/1/2016	None
Mezzanine	Office	Cerritios	CA	1,500	Fixed	10.00%	1/5/2017	None
Mezzanine	Various	Pasadena	CA	30,000	Float	LIBOR + 3.25%	2/9/2009	1-1 yr option

			Total	$565,927

(1)	Concord entered into an agreement with the borrower which provides for interest from September 2008 through December 2008 to accrue and Concord received additional collateral.
(2)	Loan is in default. A receiver has been appointed with respect to the properties and Concord is proceeding with an action to foreclose on the properties.
(3)	Face value does not include future funding requirements of $4,175 which is subject to satisfaction of certain conditions by the borrower
(4)	Property is currently 100% vacant.
(5)	Face value does not include future funding requirements of $9,388 which is subject to satisfaction of certain conditions by the borrower.
(6)	Face value does not include future funding requirements of $3,829 which is subject to satisfaction of certain conditions by the borrower.

The following table sets forth the maturity dates, assuming no remaining extensions are exercised by the applicable borrower, for Concord’s other loan assets:

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2008	2	$60,671	11.04%
2009	17	269,567	49.07%
2010	4	84,326	15.35%
2011	1	18,900	3.44%
2012	3	73,049	13.30%
Thereafter	8	42,875	7.80%
Total	35	$549,388	100.00%

Weighted average maturity (1) 1.88 years

(1)
The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which in either case may be available to the borrower.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

The following table sets forth the maturity dates, assuming all remaining extensions are exercised, for Concord’s other loan assets:

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2008	—	$—	—
2009	1	1,432	0.26%
2010	3	53,318	9.70%
2011	10	147,959	26.93%
2012	13	303,803	55.30%
Thereafter	8	42,876	7.81%
Total	35	$549,388	100.00%

Weighted average maturity (1) 3.48 years

(1)	The calculation of weighted average maturity is based upon the remaining term, assuming the exercise of all extension options available to the borrower.

Concord’s other loan securities were diversified by industry as follows at September 30, 2008:

Industry	% of Face Value

Hospitality	41.92%
Office	43.51%
Mixed Use	5.92%
Retail	—
Industrial	0.27%
Multi-family	8.38%
100.00%

The following tables set forth a summary of Concord’s other loan securities at September 30, 2008 (in thousands):

Description	Face Value	Amortized Cost	Gross Unrealized Gain (Loss)	Impairment Loss	Carrying Value

Floating rate	$77,535	$77,252	$422	$(34,278)	$43,396
Total	$77,535	$77,252	$422	$(34,278)	$43,396

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

				Ratings (1)
Position-Loan	Asset Type	Certificate Class	Face Value	Moody’s	S&P	Fitch	Coupon

CBRE 2007-1A	Bond	F	$12,500	Baa1	BBB+	BBB+	3M L + 1.10
NEWCA 2006 8A	Bond	8	11,500	Baa1	—	BBB+	LIBOR + 1.45
WBCMT 2007 WHL8	Bond	K	5,197	—	BBB	BBB	LIBOR + 1.25
WBCMT 2007 WHL8	Bond	L	8,703	—	BBB-	BBB-	LIBOR + 1.75
CSMC 2007 TFLA	Bond	L	1,500	Ba1	BBB-	—	LIBOR + 1.90
MSC 2006 XLF	Bond	M	14,246	—	D	BB+	LIBOR + 1.65
GCCFC 2006 FL4A	Rake Bond	N-2600	1,381	—	AA-	—	LIBOR + 0.65
GCCFC 2006 FL4A	Rake Bond	N-WSC	1,276	—	A-	—	LIBOR + 0.75
GCCFC 2006 FL4A	Rake Bond	O-2600	1,966	—	A-	—	LIBOR + 0.80
GCCFC 2006 FL4A	Rake Bond	N-PDS	1,094	—	BBB+	—	LIBOR + 1.10
GCCFC 2006 FL4A	Rake Bond	P-2600	1,303	—	B	—	LIBOR + 1.40
GCCFC 2006 FL4A	Rake Bond	N-MON	1,133	—	B	—	LIBOR + 1.40
GCCFC 2006 FL4A	Rake Bond	O-WSC	1,119	—	BBB	—	LIBOR + 1.30
GCCFC 2006 FL4A	Rake Bond	N-SCR	894	—	BBB	—	LIBOR + 1.40
GCCFC 2006 FL4A	Rake Bond	Q-2600	1,714	—	BBB-	—	LIBOR + 1.60
WBCMT 2007 WHL8	Rake Bond	MH2	3,200	—	BBB-	—	LIBOR + 1.05
GCCFC 2006 FL4A	Rake Bond	O-MON	1,474	—	B-	—	LIBOR + 1.60
GCCFC 2006 FL4A	Rake Bond	O-PDS	1,077	—	BBB-	—	LIBOR + 1.60
GCCFC 2006 FL4A	Rake Bond	P-WSC	839	—	BB+	—	LIBOR + 1.60
GCCFC 2006 FL4A	Rake Bond	O-MET	1,784	—	—	BBB-	LIBOR + 1.35
GCCFC 2006 FL4A	Rake Bond	N-NZH	2,257	—	—	BBB-	LIBOR + 1.60
GCCFC 2006 FL4A	Rake Bond	O-SCR	1,378	—	—	BBB-	LIBOR + 1.60

		Total	$77,535

(1)	A (-) indicates that the agency has not published a rating for this security.

Credit Facilities

See Item 1. Financial Statements - Note 6.

Marc Realty

See Item 1. Financial Statements - Note 5.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would help management mitigate the potential negative effects of interest rate fluctuations on our cash flow and earnings. Among our liabilities are both fixed and variable rate debt. In an attempt to mitigate the effects of fluctuations in interest rates on the variable rate portion of this debt, as of September 30, 2008 we had entered into the following agreements during the nine month period ending September 30, 2008: (i) an interest rate swap with a $26,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable collateralized by our Finova properties, with an outstanding balance at September 30, 2008 of $27,967,000, from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80% and (ii) an interest rate swap on our Repurchase Agreements, which bore interest at LIBOR minus 0.002%, effectively fixing our rate at 4.055% on these financings. The notional amount of the swap was $54,021,000 at December 31, 2007 which matured in January 2008. This agreement was terminated in February 2008 with the repayment of the then outstanding balance of the repurchase agreements, resulting from the Trust’s sale of its mortgage-backed securities available for sale.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate loans at September 30, 2008 (in thousands). For example, if the LIBOR rate were to increase by 1%, the effect would be to increase interest expense by $3,486,000 and decrease our net income by $3,486,000.

	Change in LIBOR
	-3%	-2%	-1%	1%	2%	3%

Change in consolidated interest expense	(2,444)	(1,629)	(815)	815	1,629	2,444
Pro-rata share of change in interest expense of debt on non-consolidated entity (1)	(8,127)	(5,418)	(2,709)	2,709	5,418	8,127
Minority partners share	114	76	38	(38)	(76)	(114)
Proforma (increase) decrease in net income	$(10,457)	$(6,971)	$(3,486)	$3,486	$6,971	$10,457

(1)	Represents our pro-rata share of a change in interest expense in our investment in Lex-Win Concord.

We believe that due to our significant investment in a non-consolidated entity, Lex-Win Concord, the presentation of our pro-rata share of a change in interest expense from this entity is important to fully understand our exposure to fluctuations in interest rates.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, as of September 30, 2008 our pro-rata share of Lex-Win Concord’s variable rate mortgage loan assets and loan securities ($419,178,000), partially mitigate our exposure to changes in interest rates.

Real Estate Risk Relating to Loan Assets

We have a significant investment in Concord which, in turn, holds loan assets and loan securities collateralized directly and indirectly by commercial real estate. Commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions as a result of industry slowdowns and other factors, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses such as energy costs.  In the event net operating income decreases, a borrower may have difficulty repaying Concord’s loan assets, which could result in losses to Concord and, based on our 50% common ownership interest in Concord, to us.  In addition, decreases in property values reduce the value of the collateral thereby creating risk as to both the ability of borrowers to refinance and, if they can refinance, to obtain sufficient proceeds to repay Concord’s loans, which could also cause us to suffer losses.  Even when a property’s net operating income is sufficient to cover the property’s debt service at the time a loan is made, there can be no assurance that this will continue in the future.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

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

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: November 10, 2008	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: November 10, 2008	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2008

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
FORM 10-Q SEPTEMBER 30, 2008

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
FORM 10-Q SEPTEMBER 30, 2008

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
FORM 10-Q SEPTEMBER 30, 2008

23.1	Consent of Independent Accounting Firm - PricewaterhouseCoopers LLP	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Text of Item 1.01 to the Trust’s Form 8-K filed August 4, 2008	*

* filed herewith