Form 10-K
period 2008-12-31
Winthrop Realty Trust
filed 2009-03-17
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

Commission File Number 1-6249

WINTHROP REALTY TRUST
(Exact name of Registrant as specified in its certificate of incorporation)

Ohio	34-6513657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7 Bulfinch Place, Suite 500, Boston, Massachusetts	02114
(Address of principal executive offices)	(Zip Code)
(617) 570-4614
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common shares, $1.00 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐ No ☒

As of March 2, 2009, there were 15,815,786 common shares outstanding.

At June 30, 2008, the aggregate market value of the common shares held by non-affiliates was $227,546,435.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2008, are incorporated by reference into Part III hereof.

WINTHROP REALTY TRUST
CROSS REFERENCE SHEET PURSUANT TO ITEM G,
GENERAL INSTRUCTIONS TO FORM 10-K

FORWARD-LOOKING STATEMENTS

Any statements included in this report, including any statements in the documents that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates,” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

•	the declaration or payment of distributions by us;

•	the ownership, management and operation of properties;

•	potential acquisitions or dispositions of our properties, assets or other businesses;

•	our policies regarding investments, acquisitions, dispositions, financings and other matters;

•	our qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended, which we refer to as the Code;

•	the real estate industry and real estate markets in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions;

•	supply of real estate investment opportunities and demand;

•	trends affecting us or our assets;

•	the effect of acquisitions or dispositions on capitalization and financial flexibility;

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

•	our ability, and that of our assets or acquired properties, to grow.

You are cautioned that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this report and any amendment hereof, including, without limitation, the information set forth in “ITEM 1A – RISK FACTORS” below or in any risk factors in documents that are incorporated by reference in this Annual Report on Form 10-K, identifies important factors that could cause such differences. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect any future events or circumstances.

SHARE SPLIT

In November 2008 the Trust effected a 1-for-5 reverse stock split, which we refer to as the Reverse Split, of its common shares of beneficial interest, which we refer to as common shares, pursuant to which each of five shares of its common shares issued and outstanding as of the close of the market on November 28, 2008 were automatically combined into one common share, subject to the elimination of fractional shares.  All common share and per common share data included in this Annual Report on Form 10-K and the accompanying Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Reverse Split.

PART I

ITEM 1.  BUSINESS

General

Winthrop Realty Trust is an externally managed real estate investment trust, or REIT, formed under the laws of the State of Ohio. We conduct our business through our wholly owned operating partnership, WRT Realty L.P., a Delaware limited partnership, which we refer to as the Operating Partnership.  All references to the “Trust”, “we”, “us”, “our”, “WRT” or the “Company” refer to Winthrop Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

We are engaged in the business of owning real property and real estate related assets which we categorize into three operating segments: (i) the ownership of investment properties, which we refer to as operating properties; (ii) the origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property, which we refer to as loan assets and loan securities, including collateral mortgage-backed securities, which we refer to as CMBS, and collateral debt obligations, which we refer to as CDO’s; and (iii) the ownership of equity and debt securities in other REITs, which we refer to as REIT securities.

At December 31, 2008 we held interests in properties containing approximately 9.7 million square feet of rentable space, owned either directly by us or through joint ventures. Through our 50% interest in Lex-Win Concord LLC, we held loan assets and loan securities totaling $1,007,000,000.  In addition, we held equity and debt securities in other REITs with a market value of $36,700,000 and cash and cash equivalents of $59,238,000.

Our executive offices are located at 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114 and Two Jericho Plaza, Jericho, NY 11753. Our telephone number is (617) 570-4614 and our web site is located at http://www.winthropreit.com.  The information contained on our web site does not constitute part of this Annual Report on Form 10-K.  On our web site you can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission , which we refer to as the SEC.

History

We began operations in 1961 under the name First Union Real Estate Equity and Mortgage Investments.  In 1971, we formed First Union Management, Inc. ("FUMI"), to lease property from the Trust and to operate such property for its own account as a separate taxable entity.  We terminated the management arrangements with FUMI in March 1999, and from March 1999 to December 31, 2003, the Trust was self-managed.  Effective December 31, 2003, FUR Investors LLC, which we refer to as FUR Investors, acquired approximately 32% of our outstanding common shares of beneficial interest, which we refer to as common shares, both through the issuance of new common shares and a tender offer for then outstanding common shares.  Upon the acquisition of these shares, FUR Advisors LLC, which we refer to as FUR Advisors or our advisor, was retained as our external advisor, our Board of Trustees was substantially reconstituted and Michael Ashner was appointed CEO and he entered into an exclusivity agreement with the Trust.  Since January 1, 2004, we have been externally managed by FUR Advisors.  Both FUR Advisors and FUR Investors are separate entities controlled by and partially owned by our current executive officers.  The members of both FUR Advisors and FUR Investors consist of Mr. Ashner as well as other members of the senior management of Winthrop Realty Partners, L.P., formerly known as Winthrop Financial Associates, a Boston based real estate company, and AREA Property Partners, formerly known as Apollo Real Estate Advisors Inc., a New York based real estate investment fund.

At December 31, 2003 we held an interest in two properties, a shopping mall located in Little Rock, Arkansas which has since been sold and an office building located in Indianapolis, Indiana, which properties contained an aggregate of 372,000 square feet.  With our new management, commencing January 1, 2004, we began to seek out more opportunistic investments across the real estate spectrum, whether they be operating properties, loan assets, loan securities or investments in other REITs.  From January 1, 2004 through December 31, 2008 we have increased our asset base from $289,968,000 to its current level of $578,094,000 which is detailed below under “Assets.”  In particular, we have engaged in certain portfolio type investments including: (i) the acquisition in November 2004 of 16 triple-net leased properties containing approximately 2.5 million gross square feet for an aggregate purchase price of approximately $91,600,000, inclusive of the assumption of approximately $31,600,000 of existing first mortgage debt on certain of the properties; (ii) commencing in April 2005, the making of $69,326,000 in participating mezzanine loans and acquisition of equity interests in a portfolio of 21 properties located primarily in the Chicago, Illinois area (see “Marc Realty Portfolio” below); and (iii) the formation in March 2006, together with Newkirk Realty Trust, Inc., which we refer to as Newkirk, of Concord Debt Holdings LLC, which we refer to as Concord, an entity formed for the purpose of acquiring and originating loan assets and loan securities (see “Concord and Lex-Win Concord” below).

On January 1, 2005 we elected to form the Operating Partnership and contributed all of our assets to the Operating Partnership in exchange for 100% of the ownership interests in the Operating Partnership.  Our Operating Partnership structure, commonly referred to as an umbrella partnership real estate investment trust or “UPREIT” structure, provides us with additional flexibility when acquiring properties as it enables us to acquire properties for cash and/or by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership.  Although we have not yet issued any limited partnership interests in connection with the acquisition of an asset, we believe that this structure facilitates our ability to acquire portfolio and individual properties by enabling us to structure transactions which may defer tax gains for a seller while preserving our available cash for other purposes.

In November 2005 we purchased 3,125,000 common shares of Newkirk for $50,000,000. In addition, we assigned to Newkirk all of its rights under an exclusivity agreement with Michael Ashner, Newkirk’s CEO, relating to business opportunities generated by or offered to Mr. Ashner relating to net lease assets.  In consideration for the assignment of these rights, Newkirk issued to us 1,250,000 shares of Newkirk’s common stock, valued at $20,000,000 at the time of the transfer, subject to a vesting schedule.  The transactions were consummated in connection with the closing of Newkirk’s initial public offering, resulting in our owning approximately 22.6% of Newkirk’s then outstanding common shares.  In December 2006 Newkirk was merged into Lexington Corporate Properties Trust and the name of the surviving entity was changed to Lexington Realty Trust, which we refer to as Lexington.  Upon consummation of the Newkirk/Lexington merger, among other things, the Trust’s 4,375,000 shares in Newkirk were converted into 3,500,000 common shares in Lexington, or an approximately 5% interest in Lexington, and Michael Ashner became a trustee and Executive Chairman of Lexington.  On March 20, 2008 Mr. Ashner voluntarily resigned as Executive Chairman of Lexington and, in connection therewith, we agreed to allow FUR Advisors to enter into an agreement to provide Lexington with consulting services through December 31, 2008.  For providing these services, Lexington paid FUR Advisors a fee of $1,500,000.  In consideration for granting our consent, we received a credit of $1,500,000 against the base management fee payable by us to FUR Advisors, which was utilized during 2008.  See “Employees” below.  On March 25, 2008 the Trust sold all of its 3.5 million common shares of Lexington in a block trade for a net sales price of $52,849,000.  The Trust recognized a gain of $2,029,000 on the sale.

Management

Under the terms of the Advisory Agreement between FUR Advisors and WRT, FUR Advisors administers our affairs including seeking, servicing and managing our investments.  For providing these and other services, FUR Advisors receives a base management fee and is entitled to an incentive fee after common shareholders have received a return of equity and a cumulative 7% annual return thereon.  See “Employees” below for a description of the fees payable to FUR Advisors.

Pursuant to our bylaws, our executive officers are permitted to acquire or dispose of an investment with an aggregate value of $5,000,000 or less without the consent of our Board of Trustees.  However, if such transaction is with (i) our advisor (and any successor advisor), Michael Ashner, or any of their respective affiliates; (ii) Lexington or Apollo Real Estate Investment Fund III, L.P. or any of their respective affiliates; (iii) a beneficial owner of more than 4.9% of our outstanding common shares, either directly or upon the conversion of any of our Series B-1 Preferred Shares, which we refer to as our Preferred Shares; or (iv) a beneficial owner of more than 4.9% of any other entity in which we hold a 10% or greater interest, then regardless of the amount of the transaction, such transaction must be approved by a majority of our independent trustees, acting in their capacity as members of our Conflicts Committee.

Investment and Operating Strategy

Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing.  We seek to achieve this objective by acquiring investments we believe have appreciation potential as well as investments with recurring cash flow.  We identify and invest in discrete real estate investments as well as enter into ventures including arrangements with regional or specialized real estate professionals with extensive experience in a particular market.  In this regard, our venture with Marc Realty LLC, which we refer to as Marc Realty, is our primary vehicle for investments in the greater Chicago area.  In addition, we seek to enter into strategic co-investment ventures managed by us with institutional and high net worth investors to enhance our total return through acquisition, asset management and other fees, and a promoted economic interest. As opportunities present themselves and as market conditions dictate, we will focus our investment activity in one or more of our business segments and aggressively pursue such opportunities.

The weakening economy and capital and credit market deterioration has had its most immediate impact on our loan assets and loan securities held in Concord as additional capital was required to satisfy margin calls due to decreasing values of loan assets and loan securities.  A continued weak economy and lack of financing will likely only serve to exacerbate this problem as we expect values of all real estate related assets will decline.  Accordingly, during 2008, we had to modify our strategy due to changes in the economic environment occurring since late 2007 and the subsequent disruption of the capital and credit markets which have limited the availability of financing. Therefore, during 2008, we focused our attention on protecting against and preparing for the rigors and opportunities of this changed environment.  In particular, we sought to maximize our liquidity and reduce exposure to short-term debt.  As each of our investment platforms and investments is essentially a stand-alone business, any potential losses or liabilities which might occur are limited to that specific platform or investment.  Consequently, our exposure in each case is limited to our equity in that particular investment and not to the Trust as a whole.

With the significant decline in stock prices during 2008 in general, and REIT shares in particular, we assessed whether acquiring our own shares, as well as equity and debt securities of other REITs, was a prudent use of our cash.  In this regard, we implemented a stock repurchase plan pursuant to which we are authorized to acquire up to 1,000,000 of our common shares.  Through December 31, 2008, we acquired 70,000 of our common shares pursuant to the repurchase plan.  Further, through January 2009, we have acquired 1,941,000 of our Preferred Shares at a combined 26.5% discount from their liquidation value.  In addition, we hold equity (primarily preferred shares) and debt securities of other REITs, with a market value of approximately $36,700,000 at December 31, 2008.  We believe that on a risk adjusted basis, given the erosion of the value of operating properties and the status of these securities, they will in the short term outperform other real estate investments.  In addition, the acquisition of the bond debentures and preferred securities of other REITs will enable us to generate additional current cash flow from which our dividend can be paid, while maintaining liquidity for other opportunities that might arise. It has always been our view that corrective cycles create favorable opportunities for extraordinary returns on a risk-adjusted basis.

Since December 2005, we have paid regular dividends to our shareholders.  In paying dividends we have always sought to have our dividends track cash flow from operations, both recurring and nonrecurring.  As a result, while we intend to continue paying dividends each quarter, future dividend declarations will be at the discretion of our Board of Trustees and will depend on the actual cash flow of the Trust, its financial condition, capital requirements, the distribution requirements for REITs under the Internal Revenue Code, which we refer to as the Code, and such other factors as our Board of Trustees deem relevant.   Subject to the foregoing, we expect to continue distributing our current cash flow after reserving normal and customary amounts thereby allowing us to maintain our capital.   Toward that end, the Board of Trustees elected to reduce our dividend to $0.25 per share for the first quarter of 2009, which represents a reduction from $0.325 per share for the first quarter of 2008.  This represents our existing budgeted recurring cash flow generated by assets currently owned and excludes any potential cash flow from our investment in Concord, as well as potential future cash flow generated from the investment of the substantial cash and cash equivalents on hand.  We expect to continue applying these standards with respect to our dividends on a quarterly basis which could cause the dividends to increase or decrease depending on cash flow.

In general, subject to the condition of the economy and upon the condition of the credit markets we will seek, on an opportunistic basis, to:

➢	acquire operating properties without regard to property type (subject to certain self-imposed restrictions), location or position in the capital structure that we believe:
o	are undervalued,
o	present an opportunity to outperform the marketplace while providing current cash flow, or
o	can provide superior returns through an infusion of capital and/or improved management;
➢	acquire loan assets and loan securities utilizing the same criteria for operating properties, including leveraged financing strategies to generate attractive risk-adjusted returns;
➢	acquire equity and debt in other REITs we believe are undervalued; and
➢	divest investments as they mature in value to the point where we may be unlikely to achieve better than market returns and redeploy capital to what we believe to be higher yielding opportunities.

We do not limit our investments to a specific type of real estate asset – direct property investments, property loans, office buildings, retail, industrial or multi-family, except as limited by statutory REIT requirements.  Generally, we will not acquire interests in special use or healthcare related properties, or invest in development projects, single family projects, condominiums or condo conversion projects, raw land or assets located outside of the United States.  Pursuant to the terms of our agreement with Lexington and its predecessor Newkirk, we were not permitted to make any direct investments in net lease or single-tenant properties from November 2005 through December 31, 2008.  Our strategy is to concentrate on investments in areas we believe will generate the best risk-adjusted returns.  Accordingly, when we believe the purchase price for operating properties is favorable, we may focus our investment in operating property acquisitions.  Similarly, when we believe that the best risk adjusted returns can be realized in real estate equity and debt related securities, we invest accordingly.  Likewise, when we believe the purchase price for operating properties is unfavorable, we may focus our investments on loan assets where at the time the investment is made the hypothetical purchase price for the underlying property collateralizing the loan, if acquired on a “last dollar loss” basis, is consistent with the purchase price that we would pay to acquire the property directly, or equity or debt securities of other REITs which we believe are undervalued.  In other words, if we were required to foreclose on our lien, the effective purchase price for the asset would be the then outstanding principal balance and any accrued interest of our loan plus the outstanding principal balance and any accrued interest of any loans senior to our loan.

Capital Strategy and Resources

We have historically used the public equity markets and secured financing as our primary source of capital.  We expect to continue to fund our investments through one or a combination of: cash reserves, borrowings under our credit facility, property loans or the issuance of debt or equity.  In addition, as our investments mature in value to the point where we may be unlikely to achieve better than market returns, we may exit the investment and redeploy the capital to what we believe to be higher yielding opportunities.  Finally, we maintain a stock purchase and dividend reinvestment plan which enables our existing shareholders to reinvest their dividends as well as purchase additional shares at a discounted price.

Assets

Operating Properties

These are discussed below under ITEM 2 – Properties.

Loan Assets and Loan Securities

Marc Realty Portfolio

At December 31, 2008 our Marc Realty portfolio consisted of two participating second mortgage loans and 19 participating convertible mezzanine loans, together with an equity investment in each mezzanine borrower totaling $49,497,000, net of impairment, with $369,000 of accrued interest.  Each loan is collateralized by the applicable borrower's ownership interest in a limited liability company, which we refer to as a Property Owner, which in turn owns an office building or complex primarily in the Chicago business district or suburban area. Each borrower holds a 100% interest in the applicable Property Owner. Eighteen of the loans bear interest at 7.65%, three of the loans bear interest at 8.5%, all loans mature on April 18, 2012 and require monthly payments of interest only. The second mortgage and mezzanine loan agreements contain conversion rights, which may be exercised by either the Trust or Marc Realty.

In connection with making these loans we acquired an equity interest in each of the borrowers. The equity interest entitles us to participate in capital proceeds derived from the sale or refinancing of the applicable property to the extent such proceeds generate amounts in excess of that required to fully satisfy all of the debt encumbering that property, including our respective loan and a return to Marc Realty of its deemed equity (the agreed value of the applicable property at the time of the investment less all debt encumbering that property including the loan made by us) plus a 7.65% or 8.5% return thereon, as applicable.

During 2008, 2007 and 2006 several properties underlying the mezzanine loans were sold – two in 2008, two in 2007 and four in 2006.  Upon the sale of these properties, exclusive of interest, during 2008, 2007 and 2006 we received an aggregate of $4,237,000, $17,866,000 and $7,716,000, respectively, on our original investments of $2,471,000, $11,333,000 and $6,635,000, respectively.

We and Marc Realty have made tenant improvement and capital expenditure loans, which we refer to as TI/Capex Loans, to certain of the Property Owners to cover these types of expenditures at their respective properties. At December 31, 2008 we have an outstanding TI/Capex Loan principal balance of approximately $17,432,000 with approximately $115,000 in accrued interest due to us.  The TI/Capex Loans bear interest at 8.5% per annum, mature on various dates between July 2012 and December 2015, and are collateralized by a subordinate mortgage on the applicable property.  Neither us nor Marc Realty is obligated to provide additional TI/Capex Loans as of December 31, 2008.

For information relating to these loans and the underlying properties, refer to ITEM 2 - Properties.

Concord and Lex-Win Concord

In March 2006, together with Newkirk, we formed Concord for the purpose of acquiring and originating a diversified portfolio of real estate loans and securities.  In connection with the merger of Newkirk into Lexington, Lexington acquired Newkirk’s interest in Concord.  Both the Trust and Lexington committed to invest $162,500,000 in Concord, all of which was contributed prior to December 31, 2008.  On August 2, 2008, together with Lexington, we restructured our investment in Concord and admitted Inland American Concord Sub, LLC, which we refer to as Inland, as a preferred member in Concord.  In connection with the restructuring, (i) we, together with Lexington, contributed all of our interests in Concord to a new entity known as Lex-Win Concord LLC, in exchange for a 50% ownership interest each in Lex-Win Concord LLC and (ii) Inland contributed $20,000,000 in equity capital to Concord and agreed to contribute up to an additional $80,000,000 in equity capital, to be used for additional investments by Concord and, subject to Inland’s approval, to satisfy margin calls on credit facilities.  At December 31, 2008 Inland had made total capital contributions to Concord aggregating $76,000,000, primarily to reduce the outstanding balance on one of Concord’s repurchase agreements.

In connection with its investment in Concord, Inland is entitled to receive a priority return of 10% on its contributed and unreturned capital. After Inland receives its 10% priority return and Lex-Win Concord LLC receives a return of 10% on its unreturned capital, Lex-Win Concord LLC is entitled to a promoted interest equal to 30% of amounts otherwise distributable to Inland. With respect to capital proceeds (principal repayments on loan assets and loan securities), after Inland receives its 10% priority return on unreturned capital, Lex-Win Concord LLC is entitled to either (x) the next $125,000,000 of distributions or (y), if Inland is no longer obligated to make capital contributions, an amount which would reduce Lex-Win Concord LLC’s unreturned capital to the greater of (i) $100,000,000 or (ii) 200% of Inland’s unreturned capital contributions. Thereafter, Inland is entitled to a return of its unreturned capital, then Lex-Win Concord LLC is entitled to a return of its unreturned capital plus any unpaid amounts due on its 10% return. Any remaining proceeds then go 76 2/3% to Lex-Win Concord LLC and 23 1/3% to Inland.

WRP Sub-Management LLC, which we refer to as the Concord Advisor, which is an affiliate of and has substantially the same executive officers as FUR Advisors, provides administrative services for Concord and Lex-Win Concord LLC.  Investments and other decisions with respect to Concord’s business require the consent of both the Trust and Lexington.

Concord’s business has been to acquire and originate loan assets and loan securities collateralized by real estate assets including mortgage loans, subordinate interests in whole loans, mezzanine loans, preferred equity and commercial real estate securities including CMBS and CDOs.  Concord sought to finance its loan assets and loan securities through various structures including repurchase facilities, credit lines, term loans and securitizations and, in this regard Concord formed Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1, pursuant to which it financed approximately $464,744,000 of its loan assets and loan securities.  Concord has also sought additional capital through sales of preferred equity in Concord.

The disruption in the capital and credit markets increased margin calls on Concord’s repurchase agreements.  Furthermore, the ability to issue CDOs and the availability of new financing has effectively been eliminated, making the execution of Concord’s strategy unfeasible at this time.  Consequently, Concord will focus on the recovery of its members’ equity by maximizing the value of its existing assets and toward that end, has worked to increase its liquidity and reduce exposure to maturing debt.

Concord began experiencing declines in the fair value of its loan securities in the fourth quarter of 2007 consistent with liquidity concerns impacting the commercial bond and real estate markets and the overall economy.  As a result of a significant decline in the fair value of three CDO bonds and management's concern regarding the ultimate collectability of amounts due for such securities, Concord recorded other-than-temporary impairment charges of approximately $11,028,000 during the fourth quarter of 2007.  With growing uncertainty in the commercial bond and real estate markets and the credit crunch impacting the overall financial markets.  During 2008, Concord assessed all its loan securities and recorded additional other-than-temporary impairment charges of approximately $73,832,000 and loan reserve charges of approximately $31,053,000.

The decline in values of loan assets and securities resulted in significant margin calls under Concord’s repurchase facilities.  During 2008 Concord sought to reduce its exposure to margin calls and improve its overall liquidity.  To this end, in March 2008, Concord entered into a $100,000,000 credit facility from KeyBank National Association, which we refer to as KeyBank.  As of December 31, 2008, the outstanding balance under the KeyBank facility is $80,000,000.  Also, as described above, in August 2008, Inland was admitted as a member in Concord and agreed to contribute up to $100,000,000 for new investments and, if approved by Inland, to fund margin calls.

Concord also reduced its leverage exposure by acquiring loan securities issued by CDO-1 with a face value of approximately $29,125,000 for a total purchase price of approximately $13,110,000.  After giving effect to the acquisition of the CDO-1 loan securities, the total obligations remaining to third parties by CDO-1 at December 31, 2008 were $347,525,000, which mature in December 2016.  Exclusive of its obligations under CDO-1 and any further margin calls, Concord currently has $21,516,000 of debt maturing in the next 12 months, $95,000,000 maturing in the following 12 months, with the remaining balances maturing thereafter.

At December 31, 2008 we determined that, as the result of current market conditions, including the changes in interest rate spreads and lack of financing available, the fair value of our equity investment in Concord was below the carrying value.  Accordingly, we assessed whether this decline in value was other-than-temporary.   In making this determination, we considered the length of time and extent to which the decline has occurred, the lack of indication by the credit markets as to when there will be a recovery, the expectation that Concord will not pay distributions to us in the near future and the cash position of Concord.  We determined the fair value of Concord utilizing a leveraged cash flow methodology whereby cash flows were projected through 2016, the expected term of the CDO-1. Those cash flows were then modified based on changes to varying assumptions and cash flow scenarios were calculated.  Each cash flow scenario was discounted at various market rates of return and a probability was assigned to each scenario.  Based on the foregoing, all of which requires significant judgment, we concluded that the decline in value is other-than-temporary, and we have recognized an impairment loss of $36,543,000, which has reduced our carrying value of this investment to $73,061,000.

Additional information relating to Concord is included under ITEM 7 – Management Discussion and Analysis of Financial Conditions and Results of Operations, Off-Balance Sheet Arrangements and under ITEM 8 – Financial Statements and Supplementary Data, Note 9.

REIT Securities

At December 31, 2008 our investments in REIT securities consisted of the following:

	Cost	Fair Value

Senior debentures	$8,221,000	$8,631,000
Preferred shares (1)	7,609,000	8,536,000
Common shares (2)	20,866,000	19,533,000
	$36,696,000	$36,700,000

(1)	Includes 110,000 preferred shares of Lexington valued at $1,114,000 as of December 31, 2008.
(2)	Includes 3,723,000 common shares of Lexington valued at $18,617,000 as of December 31, 2008.

Between January 1, 2009 and February 28, 2009 we acquired senior debentures at a cost of $12,885,000 and preferred shares at a cost of $6,795,000.

Lex-Win Acquisition LLC

At December 31, 2008 we held a 28% interest in Lex-Win Acquisition LLC, which we refer to as Lex-Win, formed for the purpose of acquiring common shares in Piedmont Office Realty Trust, Inc., which we refer to as Piedmont, a private real estate investment trust.  At December 31, 2007 Lex-Win held 3,885,617 shares in Piedmont at a per share price of $9.30.  On August 6, 2008 Lex-Win sold all of its shares in Piedmont and made a distribution to the Trust of approximately $9,041,000, based upon the Trust’s pro-rata equity interest.

Revolving Line of Credit

For information on our Revolving Line of Credit, see ITEM 8 – Financial Statements and Supplementary Data, Note 12.

Employees

As of December 31, 2008, we had no employees. Our affairs are administered by our advisor, pursuant to the terms of the Advisory Agreement, which includes providing asset management services and coordinating with our shareholder transfer agent and property managers.  Under the Advisory Agreement, we have paid our advisor a quarterly base management fee equal to the lesser of an asset based fee or an equity based fee.  In general, the asset based fee was calculated as follows: 1% of our gross asset value up to $100,000,000, 0.75% of our gross asset value between $100,000,000 and $250,000,000, 0.625% of our gross asset value between $250,000,000 and $500,000,000 and 0.5% of our gross asset value in excess of $500,000,000.  To accommodate the high leverage on certain of our net lease properties, our advisor agreed to reduce its fee for these properties to 0.25% of the gross asset value for the portion of that portfolio that is subject to leverage. In addition, due to the nature and leverage of the whole pool of mortgage-backed loans, their value was entirely excluded from gross assets.

The equity based fee was calculated as follows: (i) 1.5% of our issued and outstanding equity securities plus (ii) 0.25% of any equity contribution by an unaffiliated third party to a venture managed by us.  For purposes of the equity based calculation, the 6,211,783 common shares outstanding at January 1, 2005 are to be valued as follows: $11.50 (the tender offer price paid by an affiliate of our advisor in its December 2003 tender offer) with respect to 5,211,783 common shares and $13.00 (the purchase price paid by such affiliate) with respect to the 1.0 million common shares acquired on December 31, 2003.  Our common shares issued upon the conversion of our Series A Preferred Shares are valued at $25.4125 per common share, the conversion price. All preferred and common shares issued subsequent to January 1, 2005 are and will be valued at the net issuance price, including any common shares issued in connection with the conversion of Preferred Shares, as adjusted for the November 2008 1-for-5 common share reverse split, including any common shares issued in connection with the conversion of Preferred Shares.

In light of the recent market downturn and resulting decline in value to our shareholders equity, our advisor made a proposal to the Compensation Committee of our Board of Trustees to reduce the base management fee.  The proposal was made with a view towards demonstrating that management is fully aligned with our shareholders, not only by virtue of its share ownership, but also by a reduction in its base management fee that correlates with the recent decline in our share price.  The proposed amendment, which was approved by our Board of Trustees in March 2009 and is effective for the quarter ended March 31, 2009 and each quarter thereafter, changes the equity based fee calculation such that the equity utilized in the calculation is reflective of the trading value of the equity at January 1, 2009 rather than using the issuance price of the equity under the pricing calculation of the equity based fee.  The amendment eliminates the asset based fee calculation and quantifies a new base equity amount effective as of January 1, 2009 based on a price of $11.00 per common share outstanding and $25.00 per Preferred Share with respect to the 1,496,000 Preferred Shares outstanding after giving effect to the repurchases of Preferred Shares during the fourth quarter of 2008 and the first quarter of 2009. Any additional future conversions, redemptions or repurchases of the Preferred Shares will not reduce the base equity for purposes of the base management fee calculation.  Any future issuances of common shares or preferred shares will increase the equity as per the prior amended agreement for purposes of the base management fee calculation.  The incentive fee calculation remains unchanged, including the equity value used for the threshold calculation. Compared to 2008, we expect the revised base management fee calculation to result in a reduction in fees payable to FUR Advisors in 2009 of approximately $2,445,000.

Pursuant to the terms of the advisory agreement, in addition to receiving a base management fee, FUR Advisors is entitled to receive an incentive fee for administering the Trust.  FUR Advisors, or its affiliate, is also entitled to receive property and construction management fees at commercially reasonable rates, as determined by our independent Trustees.  The incentive fee which is equal to 20% of any amounts available for distribution in excess of a threshold amount (as defined) is only payable at such time, if at all, (i) when holders of our common shares receive aggregate distributions above a threshold amount or (ii) upon termination of the advisory agreement, if the net value of our assets exceed the threshold amount based on then current market values and appraisals.  That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received a return of invested capital (based on initial share price) plus a 7% annual return thereon (the threshold amount) or, if the advisory agreement is terminated, if the assets of the Trust exceed the threshold amount.  At December 31, 2008 the threshold amount was approximately $375,115,000, which was equivalent to $20.35 per diluted common share. At such time as shareholders’ equity exceeds the threshold amount, we will record a liability equal to approximately 20% of the difference between shareholders’ equity and the threshold amount.

Competition

We have significant competition with respect to our acquisition of operating properties and our acquisition and origination of loan assets and loan securities with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors.  Our ability to grow our investment portfolio depends to a significant degree on general economic conditions.   Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or make different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that meet our investment and operating strategy.

We will continue to capitalize on the acquisition and investment opportunities that our advisor brings to us as a result of its acquisition experience as well as our partners in ventures which serve as platforms to investments in various geographic areas and particular classes of assets.  We derive significant benefit from our present advisor structure, where our advisor’s experienced management team provides us with resources at substantially less cost than if such persons were directly employed by us.  Through its broad experience, our advisor’s senior management team has established a network of contacts and relationships, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants.

Environmental Regulations

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety.  These are discussed futher under ITEM 1A – Risk Factors.

Segment Data

Business segment data may be found under ITEM 8 – Financial Statements and Supplementary Data, Note 21.

Additional Information

The following materials are available free of charge through our website at www.winthropreit.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended:

•	our Annual Reports on Form 10-K and all amendments thereto;
•	our quarterly reports on Form 10-Q and all amendments thereto;
•	our current reports on Form 8-K and all amendments thereto;
•	other SEC filings;
•	Audit Committee Charter;
•	Compensation Committee Charter;
•	Conflicts Committee Charter;
•	Nominating and Corporate Governance Committee Charter;
•	Code of Business Conduct and Ethics; and
•	Corporate Governance Guidelines.

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

NYSE Certification

As required by applicable New York Stock Exchange listing rules, on May 30, 2008, following our 2008 Annual Meeting of Shareholders, our Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards.

ITEM 1A – RISK FACTORS

Material factors that may adversely affect our business, operations and financial condition are summarized below.  As used in this Part 1A, “we,” “our” or “us” shall, except as expressly provided otherwise, include both the Trust and its ventures including Concord.

We may not be able to invest our cash reserves in suitable investments.

As of December 31, 2008, we had approximately $59,238,000 of cash and cash equivalents available for investment.  Our ability to generate increased revenues is dependent upon our ability to grow our asset base by investing these funds, as well as additional funds which we may raise or borrow, in real estate related assets that will ultimately generate favorable returns.

We are subject to significant competition and we may not compete successfully.

We have significant competition with respect to our acquisition of operating properties and our acquisition and origination of loan assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors some of which may have a lower cost of funds and access to funding sources that are not available to us.

Investing through ventures presents additional risks.

Our investments in ventures present additional risks such as our having differing objectives than our partners from time to time or the entities in which we invest or our becoming involved in disputes or possibly competing with those persons in investments unrelated to our joint venture.  In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to comply with applicable standards may adversely affect us.

Investing in private companies involves specific risks.

We have held and may acquire additional ownership interests in private companies not subject to the reporting requirements of the SEC.  Investments in private businesses involve a higher degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.  There is generally no publicly available information about these private companies, and we will rely significantly on the due diligence of our advisor to obtain information in connection with our investment decisions.

Many of our investments are illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions, which may result in losses to us.

Many of our investments are relatively illiquid and therefore our ability to sell assets and purchase other properties, loan assets, loan securities and debt promptly in response to a change in economic or other conditions may be limited.  The requirements of the Code with regard to REITs also may limit our ability to sell investments.  These considerations could make it difficult for us to dispose of properties, even if a disposition were in the best interest of our shareholders.  As a result, our ability to adjust our portfolio in response to changes in economic and other conditions may be relatively limited, which may result in losses to us.

We leverage our portfolio, which may adversely affect our return on our investments and may reduce cash available for distribution.

We seek to leverage our portfolio through borrowings.  Our return on investments and cash available for distribution to holders of our preferred and common shares may be reduced to the extent that changes in market conditions make new borrowings or refinancing of existing debt difficult or even impossible or cause the cost of our financings to increase relative to the income that can be derived from the assets.  Our debt service payments reduce the cash available for distributions to holders of preferred and common shares.  We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or forced sale to satisfy our debt obligations.  A decrease in the value of the assets may lead to a requirement that we repay certain credit facilities.  We may not have the funds available, or be able to arrange for refinancings, to satisfy such repayments.

We may change our investment and operating strategy.

We may change our investment and operating strategy either voluntarily or as result of the severe downturn in the economy, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier than, our current investments.  A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our share price and our ability to make distributions.

Interest rate fluctuations may reduce our investment return.

Certain of our loan obligations or loan assets have floating interest rates.  Although, where possible, we seek to mitigate the risk of an increase in interest rates which would increase our loan obligations as well as a decrease in interest rates which would decrease the interest received on our loan assets by acquiring interest rate cap agreements, rate collars and other similar protections, to the extent we have not mitigated these risks or they are ineffective, a fluctuation in interest rates could negatively impact our cash flow due to an increase in loan obligations or a decrease in interest received on our loan assets.

We engage in hedging transactions that may limit gains or result in losses.

We have and may continue to use hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations.  A hedge may not be effective in eliminating all of the risks inherent in any particular position.  Further, we have and could continue to recognize losses on a hedge position which reduces the cash available for distribution.  In addition, we run the risk of default by a counterparty to a hedging arrangement.

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

As a REIT, we are dependent primarily on external financing to fund the growth of our business because one of the requirements for a REIT is that it distribute at least 90% of its net taxable income, excluding net capital gains, to its shareholders.  Accordingly, to the extent we are unable to obtain debt or equity financing it will likely have a material adverse affect on our financial condition and results of operations, our stock price and our ability to pay dividends to our shareholders.

We have significant distribution obligations to holders of our Preferred Shares.

The provisions of our Preferred Shares currently require us to make annual distributions presently aggregating approximately $2,431,000 before any distributions may be made on our common shares.

Our ratio of total debt to total entity value may increase.

If our ratio of total debt to total entity value (total market equity value of our common and Preferred Shares plus debt) increases, it may increase the risk of default on our loan-debt obligations and limit our ability to obtain additional equity or debt financing, either of which would adversely affect our financial condition and results of operations.

Covenants in our debt instruments could adversely affect our financial condition and our ability to make future investments.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property.  Credit facilities contain, and other loans that we may obtain in the future contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness.  These restrictions can include, among other things, a limitation on our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense and fixed charges, and a requirement for us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow under our credit facility with KeyBank is subject to compliance with certain other covenants including the absence of factors both within and outside of our control which would cause a material adverse change in the loan syndication, financial or captial market conditions. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with funds from other sources which may not be available to us, or be available only on unattractive terms.  Concord is subject to similar risks with respect to its credit facilities as well as the additional risks discussed below.

Future issuances and sales of equity or debt interests pursuant to an outstanding registration statement may affect the market price of our common shares.

The actual issuance of additional common or preferred shares or the sale of debt securities by us may decrease the market price of our common shares.

If we issue preferred equity or debt we may be exposed to additional restrictive covenants and limitations on our operating flexibility, which could adversely affect our ability to pay dividends.

If we decide to issue preferred equity or debt in the future, it is likely that they will be governed by an indenture or other instrument containing covenants that may restrict our operating flexibility.

Our due diligence may not reveal all of the liabilities associated with a proposed investment and may not reveal other weaknesses.

There can be no assurance that due diligence by our advisor in connection with a new investment will uncover all relevant facts which could adversely affect the value of the investment or that the investment will be successful.

We may fail to remain qualified as a REIT, which would reduce the cash available for distribution to our shareholders.

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

If, with respect to any taxable year, we were to fail to maintain our qualification as a REIT, we would not be able to deduct distributions to our shareholders in computing our taxable income and would have to pay federal corporate income tax (including any applicable alternative minimum tax) on our taxable income.  If we had to pay federal income tax, the amount of money available to distribute to our shareholders would be reduced for the year or years involved.  In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost and thus our cash available for distribution to our shareholders would be reduced in each of those years, unless we were entitled to relief under relevant statutory provisions.

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

In order to maintain our status as a REIT, we may be forced to borrow funds or sell assets during unfavorable market conditions.

As a REIT, we must distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our shareholders.  To the extent that we satisfy the REIT distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income.  In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, we may have taxable income greater than our cash flow available for distribution to our shareholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt).  If we did not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid income and excise taxes in a particular year.  These alternatives could increase our operating costs and diminish our rate of growth.

Factors that may cause us to lose our New York Stock Exchange listing.

We might lose our listing on the NYSE depending on a number of factors, including failure to qualify as a REIT, or our not meeting the NYSE’s requirements, including those relating to the number of shareholders, the price of our common shares and the amount and composition of our assets.

Ownership limitations in our bylaws may adversely affect the market price of our common shares.

Our bylaws contain an ownership limitation that is designed to prohibit any transfer that would result in our being “closely-held” within the meaning of Section 856(h) of the Code.  This ownership limitation, which may be waived by our Board of Trustees, generally prohibits ownership, directly or indirectly, by any single shareholder of more than 9.8% of our common shares.  Our Board of Trustees has waived this ownership limitation on a number of occasions.  Unless the Board of Trustees waives the restrictions or approves a bylaw amendment, common shares owned by a person or group of persons in excess of 9.8% of our outstanding common shares are not entitled to any voting rights, are not considered outstanding for quorum or voting purposes, and are not entitled to dividends, interest or any other distributions with respect to the common shares.  The ownership limit may have the effect of inhibiting or impeding a change of control or a tender offer for our common shares.

Any one of a prolonged economic slowdown, a lengthy or severe recession or continued instability in the credit market could harm our operations and viability.

A prolonged economic slowdown, a lengthy or severe recession and the continued instability in the credit market has and will affect our operations and viability in a number of ways including:

•	Depressed prices for our assets;
•	Decreases in interest income received or increases in interest expenses paid;
•	Fewer potential purchasers for our assets;
•	Increased risk of default on loan assets and loan securities;
•	Inability to obtain new or replacement financing;
•	Inability to sell additional debt or equity securities; and
•	Increased likelihood of margin calls on Concord’s repurchase facilities.

Risks incidental to the ownership and operation of real estate assets.

The value of an investment in us depends upon our financial performance and the value of our operating properties, both those presently held as well as future investments, which are subject to the risks normally associated with the ownership, operation and disposal of real estate properties and real estate related assets, including:

•	adverse changes in general and local economic condition which affect the demand for real estate assets;

•	competition from other properties;
•	changes in interest rates and the availability of financing;
•	the cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, space in the markets in which our properties are located;
•	the attractiveness of our properties to tenants and purchasers;
•	how well we manage our properties;
•	changes in market rental rates and our ability to rent space on favorable terms;
•	the financial condition of our tenants and borrowers including bankruptcy or insolvency of tenants and borrowers;
•	the need to periodically renovate, repair and re-lease space and the costs thereof;
•	increases in maintenance, insurance and operating costs;
•	civil unrest, armed conflict or acts of terrorism against the United States; and
•	earthquakes, floods and other natural disasters or acts of God that may result in uninsured losses.

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

Failure to renew expiring leases could adversely affect our financial condition.

We are subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting, including the cost of any required renovations, may be less favorable than the current lease terms.  This risk is substantial with respect to our net lease properties as single tenants lease 100% of each property.  Nineteen of our properties, containing an aggregate of approximately 2,896,000 square feet of space are net leased to seven different tenants.  Leases accounting for approximately 16% of the projected aggregate annualized base rents from our operating properties for 2008, representing approximately 14% of the net rentable square feet at the properties, are scheduled to expire in 2009.  Other leases grant tenants early termination rights upon payment of a termination penalty.  Lease expirations will require us to locate new tenants and negotiate replacement leases with new tenants.  The costs for tenant improvements, tenant concessions and leasing commissions, with respect to new leases, are traditionally greater than costs relating to renewal leases.  If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases, or if the rental rates upon such renewal or reletting are significantly lower than expected, our revenue and net income could be adversely affected.

We are subject to risks associated with the financial condition of our tenants.

The current credit and capital market crisis and economic slowdown will likely have a negative impact on our tenants due to a downturn in their business.  This negative impact could result in the tenant’s inability to make rental payments when due.  In addition, a tenant may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant’s lease and cause a reduction in our cash flow.  If this were to occur at a net lease property, the entire property would become vacant.

We cannot evict a tenant solely because of its filing for bankruptcy.  A bankruptcy court, however, may authorize a tenant to reject and terminate its lease.  In such a case, our claim against the tenant for past due rent and unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease.  In any event, it is unlikely that a bankrupt tenant will pay in full the amount it owes us under a lease.  The loss of rental payments from tenants could adversely affect our cash flows and operating results.

The loss of a major tenant could adversely affect our financial condition.

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties and the properties securing our loan assets and loan securities.  In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our operations and cash flows.  Similarly, if a tenant occupying a significant portion of one or more of the properties securing our loan assets or loan securities or whose rental income represents a significant portion of the rental revenue at such property or properties experiences financial weakness, defaults on its lease, elects not to renew its lease or files for bankruptcy, it would negatively impact our operations and cash flows.

We may be unable to refinance our existing debt or Preferred Share financings or obtain favorable refinancing terms.

We are subject to the normal risks associated with debt and Preferred Share financings, including the risk that our cash flow will be insufficient to meet required payments of principal and interest on debt and distributions and redemption payments to holders of Preferred Shares and the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness.  This risk is exacerbated by the recent capital market crisis which has resulted in tightened lending requirements for real estate related assets and in some cases the inability to refinance real estate indebtedness.  If we were unable to refinance indebtedness or preferred share financings on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us, which could have a material adverse affect on us and our ability to pay distributions to our holders of preferred shares and common shares.  Furthermore, if a property is mortgaged or a loan pledged to secure payment of indebtedness and we are unable to meet the debt payments, the lender could foreclose upon the property or the loan, appoint a receiver or obtain an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to us.  Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements.

Some of our potential losses may not be covered by insurance.

We will use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms.  This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment and also may result in certain losses being totally uninsured.  Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it not feasible to use insurance proceeds to replace the property after such property has been damaged or destroyed.  Under such circumstances, the insurance proceeds, if any, received by us might not be adequate to restore our economic position with respect to such property.  With respect to our net lease properties, under the lease agreements for such properties, the tenant is required to adequately insure the property, but their failure or inability to have adequate coverage might adversely affect our economic position with respect to such property.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that adversely affect our ability to pay dividends.

All of our properties are required to comply with the Americans with Disabilities Act, which we refer to as the ADA.  The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities.  Although we believe that our properties are in compliance with the ADA, it is possible that we may incur additional expenditures which, if substantial, could adversely affect our results of operations, our financial condition and our ability to pay dividends.

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by local, state and federal governmental agencies and bodies and become applicable to our properties.  We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have an adverse affect on our ability to pay dividends.

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

The loans we invest in are subject to delinquency, foreclosure and loss.

Our commercial real estate loans assets and loan securities are directly and indirectly secured by income producing property. These loans are subject to risks of delinquency and foreclosure as well as risk associated with the capital markets. The ability of a borrower to repay a loan secured by an income producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower.  If a borrower were to default on a loan, it is possible that we would not recover the full value of the loan.

The subordinate loan assets we invest in may be subject to risks relating to the structure and terms of the transactions, and there may not be sufficient funds or assets remaining to satisfy our subordinate notes, which may result in losses to us.

We invest in loan assets that are subordinate in payment and collateral to more senior loans.  If a borrower defaults or declares bankruptcy, after the more senior obligations are satisfied, there may not be sufficient funds or assets remaining to satisfy our subordinate notes.  Because each transaction is privately negotiated, subordinate loan assets can vary in their structural characteristics and lender rights, including our rights to control the default or bankruptcy process.  The subordinate loan assets that we invest in may not give us the right to demand foreclosure as a subordinate debtholder.  Furthermore, the presence of intercreditor agreements may limit our ability to amend the loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.  Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire possession of underlying collateral in the event of a default, during which time the collateral may decline in value.  In addition, there are significant costs and delays associated with the foreclosure process.

We invest in subordinate mortgage-backed securities which are subject to a greater risk of loss than senior securities. We may hold the most junior class of mortgage-backed securities which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans.

We invest in a variety of subordinate loan securities, and sometimes hold a “first loss” subordinate holder position. The ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower since the underlying loans are generally non-recourse in nature. In the event of default and the exhaustion of any equity support, reserve funds, letters of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities purchased.

The widening of credit spreads has had and will continue to have a negative impact on the value of Concord’s assets.

The fair value of Concord’s loan assets and loan securities is dependent upon the yield demanded on these assets by the market based on the underlying credit.  A large supply of these loan assets and loan securities combined with reduced demand will generally cause the market to require a higher yield on these loan assets and loan securities, resulting in a higher, or “wider,” spread over the benchmark rate of such loan assets and loan securities.  Under these conditions such as those that we are currently experiencing, the value of loan assets and loan securities in Concord’s portfolio has and will decline.  Such changes in the market value of Concord’s portfolio has and will adversely affect Concord’s net equity through their impact on unrealized gains or losses on available-for-sale loan assets and loan securities, and therefore Concord’s cash flow since Concord would be unable to realize gains through sale of such loan assets and loan securities.  Also, they have and could continue to adversely affect Concord’s ability to borrow and access capital.

Concord prices its assets based on its assumptions about future credit spreads for financing of those assets.  Concord has obtained in the past longer term financing for its assets using structured financing techniques, such as CDO-1.  Such issuances entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR.  If the spread that investors are paying on structured finance vehicles over the benchmark widens and the rates Concord charges on its securitized assets are not increased accordingly, this may reduce Concord’s income or cause losses.

The deterioration of the credit markets has had an adverse impact on the ability of borrowers to obtain replacement financing.

The deterioration of credit markets has made it extremely difficult for borrowers to obtain mortgage financing.  The inability of borrowers to obtain replacement financing has led and will likely continue to lead to more loan defaults thereby resulting in expensive and time consuming foreclosure actions and/or negotiated extensions to existing loans beyond their current expirations on terms which may not be as favorable to us as the existing loans.

The repurchase agreements that Concord uses to finance its investments may require it to provide additional collateral.

If the market value of the loan assets and loan securities pledged or sold by Concord to repurchase counterparties decline in value, which decline is determined, in most cases, by the repurchase counterparties, Concord may be required by the repurchase counterparties to provide additional collateral or pay down a portion of the funds advanced.  Posting additional collateral to support its repurchase facilities will reduce Concord’s return on assets and liquidity as well as limit its ability to leverage its assets.  If Concord cannot post additional collateral, Concord will be required to satisfy the margin calls in cash.  Accordingly, if Concord is required to use its cash, or if it does not have sufficient cash, to meet such requirements, absent additional capital from us and/or others, it will result in a rapid deterioration of Concord’s financial condition and solvency as well as the loss of assets to the repurchase counterparties, thereby adversely affecting the Trust’s investment in Concord.

The credit and capital market deterioration has significantly strained Concord’s liquidity.

The inability of Concord to obtain replacement financing coupled with pending maturities and margin calls on its repurchase obligations has significantly strained Concord’s liquidity as cash from operations is required to be used primarily to satisfy repayments under repurchase agreements and margin calls.  Until there is a recovery in the credit and capital markets and depending on the timing and extent of margin calls and loan defaults, Concord will likely have to utilize its cash flow to meet regular debt service payments as well as margin calls on its repurchase facilities and preferred distribution payments.  In addition, if alternative financing is not available or the level of defaults on Concord’s loan assets and loan securities increases, Concord may not have sufficient liquidity to satisfy its debt obligations which may require Concord to liquidate assets at unfavorable pricing, and thereby adversely affect the recovery of the Trust’s investment in Concord.

Credit ratings assigned to Concord’s investments are subject to ongoing evaluations and we cannot be sure that the ratings currently assigned to Concord’s investments will not be downgraded.

Some of Concord’s investments are rated by the major rating agencies.  The credit ratings on these investments are subject to ongoing evaluation by credit rating agencies.  If rating agencies assign a lower rating or reduce, or indicate that they may reduce, their ratings of Concord’s investments, the market value of those investments could significantly decline, which could have an adverse affect on Concord’s financial condition by causing additional margin calls and making it more difficult to replace assets in CDO-1.

The coverage tests in Concord’s CDO-1 may have a negative impact on Concord’s operating results and cash flows.

CDO-1 contains coverage tests, including over-collateralization tests, which are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal and interest on the subordinate classes of bonds in CDO-1.  In the event the coverage tests are not met, distributions otherwise payable to Concord may be re-directed to pay principal on the highest bond classes.  Therefore, Concord’s failure to satisfy the coverage tests could adversely affect Concord’s operating results and cash flows.

Certain coverage tests which may be applicable to Concord’s interest in CDO-1 (based on delinquency levels or other criteria) may also restrict Concord’s ability to receive net income from assets pledged to secure CDO-1.  If Concord’s assets fail to perform in accordance with their terms, Concord’s over-collateralization or other credit enhancement expense associated with CDO-1 will increase.

Our investments in REIT interests are subject to specific risks relating to the particular REIT issuer of the securities and to the general risks of investing in equity interests of REITs.

Our investments in REIT interests involve special risks.  These risks include many, if not all, of the foregoing risks which apply to an investment in us, including: (i) risks generally incident to interests in real property; (ii) risks associated with the failure to maintain REIT qualification; and (iii) risks that may be presented by the type and use of a particular commercial property.

Ability of our advisor directly affects our financial condition.

Other than for severe economic conditions or natural forces which may be unanticipated or uncontrollable, the ultimate value of our assets and the results of our operations will depend on the ability of our advisor to operate and manage our assets in a manner sufficient to maintain or increase revenues and control our operating and other expenses in order to generate sufficient revenues to pay amounts due on our indebtedness and to pay dividends to our shareholders.

We are dependent on our advisor and the loss of our advisor’s key personnel could harm our operations and adversely affect the value of our shares.

We have no paid employees.  Our officers are employees of our advisor.  We have no separate facilities and are completely reliant on our advisor, which has significant discretion as to the implementation of our investment and operating strategies.  We are subject to the risk that our advisor will terminate its advisory agreement and that no suitable replacement will be found to manage us.  Furthermore, we are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our advisor and, in particular, Michael Ashner, chairman of our Board of Trustees and our chief executive officer, Carolyn Tiffany, our president, and Peter Braverman, our executive vice chairman, as well as our other executive officers.  While we believe that we could find replacements for these key personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

The incentive fee payable to our advisor may be substantial.

Pursuant to the terms of the advisory agreement, our advisor is entitled to receive an incentive fee equal to 20% of any amounts available for distribution in excess of a threshold amount.  The incentive fee is only payable at such time, if at all, (i) when holders of our common shares receive aggregate distributions above a threshold amount (effectively a return of capital plus 7% per annum) or (ii) upon termination of the advisory agreement, if the value of our assets exceed the threshold amount based on then current market values and appraisals.  That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received the threshold amount or, if the advisory agreement is terminated, if the assets of the Trust exceed the threshold amount.  At December 31, 2008 the threshold amount was approximately $375,115,000, which was equivalent to $20.35 for each of our common shares on a fully diluted basis.    At such time as shareholders’ equity in our financial statements exceeds the threshold amount, we will record a liability equal to approximately 20% of the difference between shareholders’ equity and the threshold amount in accordance with GAAP.

Termination of the Advisory Agreement may be costly.

Termination of the advisory agreement either by us or our advisor may be costly.  Upon termination of the advisory agreement, our advisor is entitled to a termination fee equal to the incentive fee based on an appraised valuation of our assets assuming we were then liquidated.  The amount payable on termination of the advisory agreement could be substantial which may have a negative effect on the price of our shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We have no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year that remain unresolved.

ITEM 2 – PROPERTIES

The following tables set forth certain information relating to significant operating properties in which the Trust has an ownership interest. Information presented in Notes 8 and 9 to the Consolidated Financial Statements provides additional information related to the Trust’s ventures.  All information presented is as of December 31, 2008.  Dollars are stated in thousands.

Table of Operating Office, Retail and Industrial Properties
Description and Location	Year Acquired	Venture Partner	Trust’s Ownership Interest	Rentable Sq. Feet	% Leased as of December 31, 2008	Average 2008 Occupancy	Major Tenants(Lease Expiration/ Options Expiration)	Major Tenants’ Rentable Sq. Ft.	Cost Less Depreciation	Ownership of Land (2)	Debt Balance	Debt Maturity and Interest Rate

Retail – Net Lease

Athens, GA	2004	N/A	100%	52,000	100%	100%	The Kroger Co. (2010/2040)	52,000	$3,295	Land Estate	$(1)	(1)

Atlanta, GA	2004	N/A	100%	61,000	100%	100%	The Kroger Co. (2010/2040)	61,000	4,160	Ground Lease	(1)	(1)

Denton, TX	2004	N/A	100%	48,000	100%	100%	The Kroger Co. (2010/2040)	48,000	1,414	Land Estate	(1)	(1)

Greensboro, NC	2004	N/A	100%	47,000	100%	100%	The Kroger Co. (2010/2040)	47,000	3,409	Ground Lease	(1)	(1)

Knoxville, TN	2004	N/A	100%	43,000	100%	100%	The Kroger Co. (2010/2040)	43,000	1,905	Land Estate	(1)	(1)

Lafayette, LA	2004	N/A	100%	46,000	100%	100%	The Kroger Co. (2010/2040)	46,000	1	Ground Lease	(1)	(1)

Louisville, KY	2004	N/A	100%	47,000	100%	100%	The Kroger Co. (2010/2040)	47,000	2,445	Land Estate	(1)	(1)

Memphis, TN	2004	N/A	100%	47,000	100%	100%	The Kroger Co. (2010/2040)	47,000	683	Land Estate	(1)	(1)

Seabrook TX	2004	N/A	100%	53,000	100%	100%	The Kroger Co. (2010/2040)	53,000	1,252	Land Estate	(1)	(1)

Sherman, TX	2004	N/A	100%	46,000	100%	100%	The Kroger Co. (2010/2040)	46,000	738	Land Estate	(1)	(1)

St. Louis, MO	2004	N/A	100%	46,000	100%	100%	The Kroger Co. (2010/2040)	46,000	890	Land Estate	(1)	(1)

				536,000				536,000	$20,192		$24,983
Office – Net Lease

Amherst, NY (3)	2005	N/A	100%	200,000	100%	100%	Ingram Micro Systems (2013/2023)	200,000	$17,984	Fee	$16,913	10/2013 5.65%

Andover, MA	2005	N/A	100%	93,000	100%	100%	Verizon of New England, Inc.(2009/2039)	93,000	4,941	Ground Lease	6,389	02/2011 6.6%

Chicago, IL (Ontario)	2005	Marc Realty	80%	126,000	90%	90%	The Gettys Group, Inc.(2011/2016)	18,000	23,121	Fee	21,391	03/2016 5.75%

							River North Same Day Surgery, LLC(2015/-)	15,000

Chicago, IL (River City)	2007	Marc Realty	60%	244,000	67%	66%	Bally Total Fitness Corp.(2011/2021)	55,000	11,698	Fee	9,500	03/2010 6%

							MCI Communications Services, Inc.d/b/a Verizon Business Svcs(2019/2023)	30,000

Houston, TX	2004	Various	8%	614,000	100%	100%	Duke Energy (2018/2028)	614,000	63,166	Fee	67,009	04/2016 6.45%

Indianapolis, IN (Circle Tower)	1974	N/A	100%	111,000	88%	89%	None Over 10%	-	4,396	Fee	4,384	04/2015 5.82%

Lisle, IL	2006	N/A	100%	169,000	86%	90%	United Healthcare Services, Inc.(2011/2016)	60,000	19,145	Fee	17,361	06/2016 6.26%

							IPSCO Enterprises, Inc.(2010/2020)	22,000

Lisle, IL	2006	N/A	100%	67,000	98%	98%	T Systems, Inc.(2010/2015)	-	8,430	Fee	7,091	06/2016 6.26%

							Zenith Insurance Company, Inc.(2010/2013)	10,000

Lisle, IL	2006	Marc \Realty	60%	54,000	100%	100%	Ryerson(2018/2028)	54,000	3,533	Fee	5,600	03/2017 5.55%

Orlando, FL	2004	N/A	100%	256,000	100%	100%	Siemens Real Estate, Inc. (2017/2042)	256,000	15,507	Ground Lease	39,610	07/2017 6.4%

Plantation, FL	2004	N/A	100%	133,000	100%	100%	BellSouth Communications Inc. (2010/2035)	133,000	8,014	Land Estate	(1)

South Burlington, VT	2005	N/A	100%	56,000	100%	100%	Verizon of New England, Inc.(2009/2039)	56,000	2,868	Ground Lease	2,738	02/2011 6.6%

				2,123,000				1,616,000	$182,803		$197,986

Warehouse

Jacksonville, Fl	2004	N/A	100%	587,000	94%	94%	Michaels Stores(2009/-)	285,000	$10,616	Fee	$(1)	(1)

Mixed-Use - Net Lease

Churchill, PA	2004	N/A	100%	1,008,000	100%	100%	Viacom, Inc.(2010/2040)	1,008,000	21,410	Ground Lease	(1)	(1)

Multi-Family

Kansas City, KS	2007	N/A	100%	230 units	78%	74%	None Over 10%	-	6,784	Fee	6,768	06/2012 7.04%

Total				4,254,000					$241,805		$229,737

(1)
Our retail properties and our properties located in Churchill, PA, Plantation, FL, and Jacksonville, FL collateralized $24,983,000 of debt at an interest rate of LIBOR + 1.75% which matures in June 2009.

(2)	See below for additional information relating to ground leases and land estates.
(3)
Represents 2 separate buildings.  The ground underlying the properties is leased to us by the local development authority pursuant to a ground lease which requires no payment.  Effective October 31, 2013, legal title to these properties will vest in us.

EQUITY INVESTMENTS

Sealy Venture Properties

Description and Location	Year Acquired	Venture Partner	Trust’s Ownership Interest	Rentable Sq. Feet	% Leased as of December 31, 2008	Average 2008 Occupancy	Major Tenants (Lease Expiration/ Options Expiration)	Major Tenants’ Rentable Sq. Ft.	Equity Investment Balance

Mixed Use									(in thousands)

Atlanta, GA (1)	2006	Sealy	60%	472,000	88%	91%	Original Mattress (2010/-)	57,000	$3,780

Atlanta, GA (2)	2008	Sealy	68%	470,000	82%	83%	Matria Healthcare (2011/-)	76,000	8,756

							West Asset Management (2010/2015)	54,000

Nashville, TN (3)	2007	Sealy	50%	1,155,000	88%	89%	None Over 10%	-	6,510

Subtotal				2,097,000					$19,046

(1) Consists of 12 flex properties.
(2) Consists of 6 properties.
(3) Consists of 13 light distribution and service center properties.

PREFERRED EQUITY INVESTMENTS

Marc Realty Portfolio

Description and Location	Year Acquired	Venture Partner	Rentable Sq. Feet	% Leased as of December 31, 2008	Major Tenants (Lease Expiration/ Options Expiration)	Preferred Equity Investments	Tenant Improvement Loans
						(in thousands)
Office

1111 Plaza Drive, Schaumburg, IL	2005	Marc Realty	127,000	85%	Walter Carl, Inc. (2009/-)	$2,145	$234

					Hostmark Hospitality (2009/2014)

1000 Plaza Drive, Schaumburg, IL	2005	Marc Realty	125,000	57%	Illinois Institute of Art (2015/2025)	994	333

999 Plaza Drive, Schaumburg, IL	2005	Marc Realty	137,000	64%	Illinois Institute of Art (2015/2025)	1,787	77

8 South Michigan, Chicago, IL	2005	Marc Realty	174,000	96%	None Over 10%	5,207	1,458

11 East Adams Street, Chicago, IL	2005	Marc Realty	159,000	83%	IL School of Health Careers (2015/2020)	2,732	-

29 East Madison Street, Chicago, IL	2005	Marc Realty	235,000	93%	MacCormac College (2013/2017)	6,515	581

30 North Michigan Avenue, Chicago, IL	2005	Marc Realty	221,000	94%	None Over 10%	5,527	4,873

223 West Jackson Street, Chicago, IL	2005	Marc Realty	167,000	86%	Intertrack Partners (2010/2017)	5,507	1,026

1803-1995 Hicks Road, Rolling Meadows, IL	2005	Marc Realty	75,000	82%	None Over 10%	1,254	527

4415 West Harrison Street, Hillside, IL	2005	Marc Realty	192,000	79%	North American Medical Management(2015/2020)	4,905	646

6546 Mercantile Way, Lansing, MI	2005	Marc Realty	403,000	64%	State of Michigan (2011/2016)	2,587	535

2000-2060 East Algonquin, Schaumburg, IL	2005	Marc Realty	101,000	56%	Landmark Merchant (2010/2011)	434	1,068

1701 East Woodfield Road, Schaumburg, IL	2005	Marc Realty	173,000	81%	ISI, Inc. (2012/2017)	3,278	476

2720 River Road, Des Plaines, IL	2005	Marc Realty	108,000	80%	None Over 10%	3,314	489

3701 Algonquin Road, Rolling Meadows, IL	2005	Marc Realty	194,000	87%	ISACA (2018/2024)	1,858	1,526

					Relational Funding (2013/-)

1051 Perimeter Drive, Schaumburg, IL	2005	Marc Realty	194,000	89%	None Over 10%	549	92

2205-2255 Enterprise Drive, Westchester, IL	2005	Marc Realty	130,000	67%	None Over 10%	1,600	1,888

900 Ridgebrook, Northbrook, IL	2006	Marc Realty	119,000	81%	MIT Financial Group (2012/-)	1,484	747

180 North Michigan Avenue, Chicago, IL	2008	Marc Realty	226,000	92%	None Over 10%	3,923	300

180 North Wacker Drive, Chicago, IL	2008	Marc Realty	71,000	64%	Hogan Marren (2014/2024)	1,050	-

					Harrington Thompson Acker (2012/2017)

2860 River Road, Des Plaines, IL	2006	Marc Realty	57,000	39%	None Over 10%	360	556

			3,388,000

600 West Jackson Street (1)	2008					-	1,500

Impairments/Loan Loss Reserves(2)						(7,513)	(1,179)

Subtotal						$49,497	$17,753

Grand Total			9,739,000

(1)
We and Marc Realty own a second mortgage loan on this property, of which the Trust has a 60% ownership share.  The balance of the loan at December 31, 2008 is $1,500,000, bears interest at 6.5% per annum, matures on June 30, 2009 and is collateralized by a subordinate mortgage on the property.

(2)
Other-than-temporary impairment charges and loan loss reserves were recognized on our loans to the properties located at 999 Plaza Drive, Schaumburg, IL, 1000 Plaza Drive, Schaumburg, IL,1111 Plaza Drive, Schaumburg, IL, and 6546 Mercantile Way, Lansing, MI.

Land Estates

Land estates represent land in which the Trust holds fee title for a set period of time after which ownership reverts to a remainderman at which time the Trust has the right to lease the land.

The following table sets forth the terms of the land estates:

Property Location	Land Estate Expiration	Lease Term Options Upon Expiration of Land Estate	Lease Term Rents Per Annum

Louisville, KY (1)	10/31/2010	Fourteen, 5 year	$35,400

St. Louis, MO (1)	10/31/2010	Fourteen, 5 year	$61,400

Knoxville, TN (1)	10/31/2010	Fourteen, 5 year	$97,200

Memphis, TN (1)	10/31/2010	Fourteen, 5 year	$60,360

Denton, TX (1)	10/31/2010	Fourteen, 5 year	$86,880

Seabrook, TX (1)	10/31/2010	Fourteen, 5 year	$58,560

Sherman, TX (1)	10/31/2010	Fourteen, 5 year	$80,160

Athens, GA (1)	10/31/2010	Fourteen, 5 year	$18,600

Plantation, FL	02/28/2010	Thirteen, 5 year	261,919 through 6th term and then fair market value

(1)	We have the option to purchase the land at fair market value prior to September 30, 2010.

Ground Leases

Ground leases represent fixed term leases of the land on which the Trust’s improvements are situated.

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum (1)

Andover, MA	9/2/2010	Four, 5 year and one, 10 year	$99,920 through current term and then fair market value

Atlanta, GA	9/30/2011	Four, 5 year	$30,000 plus ½ of 1% of sales greater than $27,805,800

Lafayette, LA	4/30/2013	Seven, 5 year	$176,244 increased by 5% for each successive renewal term

Greensboro, NC	12/31/2012	Four, 5 year and fifteen, 1 year	$59,315 increased by approximately $12,000 for each successive renewal period plus 1% of sales over $35,000,000

Orlando, FL	12/31/2017	Five, 5 year	$1 through the current term and then fair market value

South Burlington, VT	1/2/2010	Four, 5 year, and one, 10 year	$51,584 through the current term and then fair market value

(1)	The lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

Operating Properties – Multi-Tenant

The following tables set forth certain information concerning lease expirations (assuming no renewals) as of December 31, 2008 for our multi-tenant properties:

Ontario Property - Chicago, Illinois

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2008 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2009	3	10,300	$273,000	10%
2010	3	9,800	213,000	8%
2011	4	24,600	596,000	21%
2012	-	-	-	-
2013	3	9,900	348,000	12%
2014	1	9,600	258,000	9%
2015	4	21,500	605,000	21%
2016	1	8,500	186,000	7%
2017	1	2,800	152,000	5%
2018 and beyond	5	17,600	195,000	7%

River City Property – Chicago, Illinois

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2008 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2009	2	40,600	$604,000	36%
2010	4	8,500	138,000	8%
2011	2	55,300	454,000	27%
2012	2	10,600	251,000	15%
2013	2	4,800	74,000	4%
2014	-	-	-	-
2015	-	-	-	-
2016	-	-	-	-
2017	-	-	-	-
2018 and beyond	2	42,700	170,000	10%

Our largest tenant in River City, representing approximately 23% of the rentable area with a lease due to expire in 2011, filed for bankruptcy protection in December 2008.  While rent is current since January 2009, we have a net rent receivable of approximately $70,000 at December 31, 2008.

Circle Tower - Indianapolis, Indiana

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2008 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2009	14	17,800	$262,000	19%
2010	17	31,500	480,000	34%
2011	10	9,600	91,000	7%
2012	2	2,700	51,000	4%
2013	1	3,000	36,000	3%
2014	-	-	-	-
2015	2	14,200	198,000	14%
2016	-	-	-	-
2017	-	-	-	-
2018 and beyond	4	15,800	279,000	19%

Corporetum Properties – Lisle, Illinois

550/650 Corporetum

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2008 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2009	7	23,600	$257,000	14%
2010	4	35,000	655,000	35%
2011	1	60,400	824,000	44%
2012	-	-	-	-
2013	2	12,000	123,000	7%
2014	1	5,600	-	-
2015 and beyond	-	-	-	-

701 Arboretum

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2008 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2009	-	-	$-	-
2010	4	51,500	757,000	79%
2011	-	-	-	-
2012	1	10,800	149,000	15%
2013	1	3,800	54,000	6%
2014 and beyond	-	-	-	-

1050 Corporetum

In May 2007 the building was leased to Ryerson, Inc. pursuant to a lease agreement which expires in April 2018, and has base rent beginning at $13.89 per square foot on May 1, 2008, increasing during the term to $19.24 per square foot.

Jacksonville Property – Jacksonville, Florida

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2008 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2009	2	339,300	$800,000	63%
2010	1	175,000	361,000	28%
2011	-	-	-	-
2012	-	-	-	-
2013	-	-	-	-
2014	-	-	-	-
2015	-	-	-	-
2016	1	27,100	110,000	9%
2017	1	12,000	-	-
2018 and beyond	-	-	-	-

Our largest tenant, representing approximately 49% of the rentable area, notified us of their intent not to renew their lease which expires on May 31, 2009.  We are currently looking for a replacement tenant for this location.  Our second largest tenant, representing approximately 30% of the rentable area, with a lease expiring in December 2010, filed for bankruptcy protection in January 2009.  Rent is current in 2009 since the tenant filed for bankruptcy and we had no rent due at December 31, 2008.

Sealy Joint Ventures

On August 20, 2008 we acquired with Sealy a six building office-flex campus containing approximately 470,000 square feet in Northwest Atlanta, Georgia. The purchase price for the property was $47,000,000, inclusive of assumed debt. The venture assumed an existing $37,000,000, 6.12% first mortgage loan encumbering the property which matures in November 2016.  We invested approximately $9,006,000 for our 68% interest, and the general partner, an affiliate of Sealy, invested approximately $4,238,000 for their 32% interest.

On April 17, 2007 we acquired with Sealy 13 light distribution and service center properties in Nashville, Tennessee containing approximately 1,155,000 square feet.  The purchase price of $87,200,000 was financed through $65,383,000 of proceeds, net of escrows and closing costs, from a $74,000,000 first mortgage loan and a $3,600,000 bridge loan from Sealy.  The Trust and Sealy each contributed $9,308,000 for 50% ownership interests in the venture.  We received distributions of $839,000 in the year ended December 31, 2008.

On December 12, 2006 we acquired a 60% limited partnership interest in Sealy Northwest Atlanta, L.P. which acquired 12 flex properties containing an aggregate of 472,000 square feet of space located in Atlanta, Georgia for a gross purchase price of approximately $35,845,000.  We invested approximately $5,470,000 for our 60% interest, and the general partner, an affiliate of Sealy, invested approximately $3,647,000 for their 40% interest. We received distributions of $566,000 and $194,000 in the years ended December 31, 2008 and 2007, respectively.

Mortgage Loans

Information pertaining to the terms of the first mortgages for each of the properties is included in the table at the beginning of Item 2 - Properties.

ITEM 3 – LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business.  In management’s opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on the ownership, financial condition, management or operation of our properties or business.  As of December 31, 2008, we were not involved in any litigation.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our common shares during the quarter ended December 31, 2008.

PART II

ITEM 5 – MARKET FOR TRUST'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed for trading on the New York Stock Exchange, which we refer to as NYSE, under the symbol “FUR.” In November 2008 we effected a 1-for-5 reverse split of our common shares, pursuant to which each of five shares of our common shares issued and outstanding as of the close of market on November 28, 2008 were automatically combined into one common share, subject to the elimination of fractional shares. All references to outstanding share and dividends declared amounts for all periods presented have been adjusted to give effect to the 1-for-5 common share reverse split.

The table below sets forth the high and low sales prices as reported by the NYSE for our common shares for each of the periods indicated.

	High	Low
Year Ended December 31, 2007:
First quarter	$34.95	$31.20
Second quarter	35.95	31.60
Third quarter	36.50	24.25
Fourth quarter	34.20	24.40

Year Ended December 31, 2008:
First quarter	$29.75	$20.35
Second quarter	23.85	18.00
Third quarter	21.75	15.05
Fourth quarter	19.70	9.45

Holders

As of December 31, 2008 there were 1,467 record holders of our common shares.  We estimate the total number of beneficial owners to be approximately 5,078.

Dividend Policy

In 2006 we began paying regular quarterly dividends on our common shares.  In order to retain REIT status, and thus avoid paying federal corporate tax, we are required by the Code to distribute at least 90% of our REIT taxable income.  Therefore, during the fourth quarter of 2008 and 2007, we declared special dividends on our common shares to meet this requirement.  Dividends declared on common shares in each quarter for the last two years are as follows:

Quarters Ended	2008		2007

March 31	$0.325		$0.300
June 30	0.325		0.300
September 30	0.325		0.325
December 31	0.375	(1)	1.225	(2)

(1)	Includes a regular dividend of $0.325 and a special dividend of $0.05.
(2)	Includes a regular dividend of $0.325 and a special dividend of $0.90.

Pursuant to the terms of our Preferred Shares, we are required to pay quarterly dividends of $0.40625 per Preferred Share, all of which were paid during 2008 and 2007.  As a result of the special dividend declared on the common shares during the quarter ended December 31, 2007, we were required to declare a special dividend of $0.7639 per Preferred Share during the quarter ended December 31, 2007. These special dividends were paid in the first quarter of 2008.  No special dividend for the Preferred Shares was required at December 31, 2008.

Since December 2005 we have paid regular dividends to our shareholders.  In paying dividends we have always sought to have our dividends track cash flow from operations, both recurring and nonrecurring.  As a result, while we intend to continue paying dividends each quarter, future dividend declarations will be at the discretion of our Board of Trustees and will depend on the actual cash flow of the Trust, its financial condition, capital requirements, the distribution requirements for REITs under the Code and such other factors as our Board of Trustees deem relevant.   Subject to the foregoing, we expect to continue distributing our current cash flow after reserving normal and customary amounts thereby allowing us to maintain our capital.   Toward that end, the Board of Trustees elected to reduce our dividend to $0.25 per share for the first quarter of 2009, which represents a reduction from $0.325 per share for the first quarter of 2008.  This represents our existing budgeted recurring cash flow generated by assets currently owned and excludes any potential cash flow from our investment in Concord, as well as potential future cash flow generated from the investment of the substantial cash and cash equivalents on hand.  We expect to continue applying these standards with respect to our dividends on a quarterly basis which could cause the dividends to increase or decrease depending on cash flow.

As of December 31, 2008 we had net operating loss carryforwards, which we refer to as NOL carryforwards, of approximately $22,000,000 (net of approximately $10,300,000 used in 2008 to partially offset 2008 taxable income) which expire between 2021 through 2023.  In prior years, we have been able to utilize our NOL carryforwards to reduce taxable income and thus reduce the amount of dividend payments required to maintain REIT status.  We expect to continue to utilize our NOL carryforwards in future years to reduce taxable income and required dividend payments, and thereby enable us to reinvest more of our cash flow.

Share Issuances

During 2008 and 2007, at the request of holders of our Preferred Shares we issued 548,389 and 65,936 of our common shares in redemption of 493,552 and 59,343 Preferred Shares, respectively.  In addition, during 2008 and 2007, we issued a total of 249,638 and 118,484 common shares pursuant to our Dividend Reinvestment and Stock Purchase Plan resulting in net proceeds of approximately $4,407,000 and $3,921,000, respectively.

Performance Graph

The following graph is a comparison of the five-year cumulative return of common shares, a peer group index and the Morgan Stanley REIT Index for the periods shown.  The peer group consists of REIT’s with diverse investments and a current market value as of January 2, 2009 under $750,000,000.  The graph assumes that $100 was invested on December 31, 2003 in common shares, a peer group index and the Morgan Stanley REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.  It should also be noted that if common shares were purchased after December 31, 2003, the results depicted would not have been the same.

		Year Ended
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Winthrop Realty Trust	100.00	174.54	268.18	338.74	281.29	125.46
MSCI US REIT (RMS)	100.00	131.49	147.44	200.40	166.70	103.40
Peer Group	100.00	123.44	135.68	178.29	131.81	55.06

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected, historical, consolidated financial data for the Trust and should be read in conjunction with the Consolidated Financial Statements of the Trust and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

	Years Ended December 31,
Operating Results (in thousands, except per share data)	2008	2007	2006	2005	2004

Revenue	$45,790	$51,314	$52,872	$30,740	$4,702

(Loss) income from continuing operations	$(70,144)	$1,485	$42,826	$23,090	$1,943
Income from discontinued operations (1)	161	996	110	531	1,242
Gain on sale of real estate	1,807	-	-	-	19,267

Net (loss) income	$(68,176)	2,481	42,936	23,621	22,452
Preferred dividends	-	-	-	(2,064)	(2,064)

Net (loss) income applicable to Common Shares	$(68,176)	$2,481	$42,936	$21,557	$20,388

Per Common Share

(Loss) income from continuing operations, basic	$(4.72)	$0.11	$3.66	$2.49	$-
Income from discontinued operations, basic (1)	0.13	0.08	0.01	0.08	3.28
Net (loss) income applicable to Common Shares, basic	$(4.59)	$0.19	$3.67	$2.57	$3.28

(Loss) income from continuing operations per Common Share, diluted	$(4.72)	$0.11	$3.56	$2.49	$-
Income from discontinued operations, diluted	0.13	0.08	0.01	0.08	3.28
Net (loss) income applicable to Common Shares, diluted	$(4.59)	$0.19	$3.57	$2.57	$3.28

Dividends declared per Common Share	$1.35	$2.15	$1.50	$0.55	$-

Balance Sheet Data:	December 31,
(in thousands)	2008	2007	2006	2005	2004

Total Assets	$578,094	$745,447	$851,620	$658,848	$289,968
Total Debt (2)	$299,865	$335,191	$362,522	$321,143	$161,012
Total Shareholders’ Equity	$248,250	$291,794	$323,586	$159,606	$120,142

(1)
The results of Biloxi, Mississippi were classified as discontinued operations for 2008, 2007 and 2006. The results of Ventek were classified as discontinued operations for 2008, 2007, 2006, 2005 and 2004. The results of Imperial Parking Limited and Park Plaza properties were classified as discontinued operations in 2004.

(2)
For comparability purposes, the Total Debt balances for 2007, 2006 and 2005 do not include MBS pledged under repurchase agreements of $75,175, $111,911 and $121,716, respectively.  These debt securities were sold in January 2008.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Annual Report on Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth under “Forward Looking Statements” and “Item 1A – Risk Factors,” as well as our other filings with the SEC. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  This section should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in this report.

Overview

We are a real estate investment trust engaged in the business of owning real property and real estate related assets. Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing.  We seek to achieve this objective by acquiring investments with both recurring cash flow in order to sustain our dividend, along with investments that we believe to have appreciation potential. We operate in three strategic business segments: (i) operating properties; (ii) loan assets and loan securities; and (iii) REIT equity and debt securities. We acquire assets through direct ownership as well as through strategic alliances and ventures, and have entered into two significant venture arrangements. Our venture with Marc Realty, a Chicago area real estate company, is our primary vehicle for investments in the Chicago metropolitan area. In addition, since its formation in March 2006, we have acquired substantially all of our loan assets and loan securities through Concord and Lex-Win Concord, a 50%-owned joint venture with Lexington.

As of December 31, 2008, we held interests in approximately 9.7 million rentable square feet of office, retail, multi-tenant and mixed use space through our 21 wholly owned operating properties and our ventures with Marc Realty and Sealy.  As of December 31, 2008 our properties were approximately 96.1% leased.  Our primary sources of revenue are rental income and tenant recoveries from leases of our operating properties, interest income from our loan assets and loan securities, and interest and dividend income from our investments in REIT securities.  The comparability of financial data from period to period is affected by several items including: (i) the timing of our property acquisition and leasing activities (ii) the purchases and sales of assets and investments; and (iii) results of our ventures.

The weakness in the economy since late 2007 and the subsequent disruption of the capital and credit markets throughout 2008 has affected profitability and limited the availability of financing and the ability to raise equity capital.  During 2008 we focused our attention primarily on maximizing our liquidity and reducing our exposure to short-term debt, particularly at Concord. With respect to our debt exposure, each of our investment platforms and investments is essentially a stand-alone business, such that any potential problems or liabilities which might occur are limited to that specific platform or investment.  Consequently, our exposure is in each case limited to our equity in that particular investment and not to us as a whole.  Inclusive of extension rights, we have no secured debt maturities in 2009, with $6,002,000 of scheduled principal paydowns in 2009.  The remaining balance of approximately $223,735,000 is scheduled to be paid down or mature in 2010 or later.

At December 31, 2008 we held $59,238,000 in unrestricted cash and cash equivalents and $36,700,000 in equity and debt REIT securities, including $19,731,000 attributable to Lexington common and preferred shares.  In addition, we had the ability to draw up to $35,000,000 on our credit facility with KeyBank.

The weakening economy and capital and credit market deterioration has had its most immediate impact on Concord. The market in which these loan securities trade has effectively evaporated.  In addition, the need for liquidity by those entities that trade loan securities has caused the current values of loan securities to have significantly decreased.  As a result of these decreases, substantial other-than-temporary impairments amounting to $73,832,000 for 2008 have been recorded by Concord.  Additionally, with the lack of available financing in the market, the likelihood of loan defaults has increased, with three loans held by Concord currently being in default.  Accordingly, Concord has taken loan loss reserves of $31,053,000 for 2008.  To the extent that the current weakness in the economy and/or the capital and credit market deterioration continues, it is possible that additional other-than-temporary impairments and loan loss reserves will be required to be recognized by Concord.  Concord’s activities are discussed below under the section titled “Concord and Lex-Win Concord”.

At December 31, 2008 we determined that, as the result of current market conditions, including the changes in interest rate spreads and lack of financing available, the fair value of our equity investment in Concord was below the carrying value.  Accordingly, we assessed whether this decline in value was other-than-temporary.   In making this determination, we considered the length of time and extent to which the decline has occurred, the lack of indication by the credit markets as to when there will be a recovery, the expectation that Concord will not pay distributions to us in the near future and the cash position of Concord.  We determined the fair value of Concord utilizing a leveraged cash flow methodology whereby cash flows were projected through 2016, the expected term of the CDO-1. Those cash flows were then modified based on changes to varying assumptions and cash flow scenarios were calculated.  Each cash flow scenario was discounted at various market rates of return and a probability was assigned to each scenario.  Based on the foregoing, all of which requires significant judgment, we concluded that the decline in value is other-than-temporary, and we have recognized an impairment loss of $36,543,000, which has reduced our carrying value of this investment to $73,061,000.

Capital and Credit Market Deterioration

As the capital and credit market deterioration has worsened, we have performed additional assessments to determine our exposure to bankruptcies, limited availability of financing and equity offerings, the decline in stock prices in general and REITs in particular and declining values for our loan assets and loan securities. We have further reviewed our risk associated with counterparties to our hedging instruments and credit facilities. We believe our greatest risk to operating results and liquidity is the recent unprecedented volatility in capital and credit markets, which may create additional risks in the upcoming years.

A continued weakness in the economy could further impair our ability to raise future capital through equity and debt offerings, thereby requiring us to obtain additional capital through other means. Further, the declining availability of financing has had, and will likely continue to have, an impact on our ability to finance additional acquisitions and, ultimately, the value of real estate generally.  The inability of borrowers to obtain replacement financing could lead to more loan defaults and/or negotiated extensions to existing loans beyond their current expirations.  In addition, tenant defaults at our operating properties and the properties underlying our portfolios could negatively impact our operating property and real estate loan asset and loan security business segments.

We have historically used the public equity markets and secured financing as our primary source of capital.  We expect to continue to fund our investments through one or a combination of cash reserves, borrowings under our credit facility, property loans, or the issuance of debt or equity.  In addition, as our investments mature in value to the point where we may be unlikely to achieve better than market returns, we may exit the investment and redeploy the capital to what we believe to be higher yielding opportunities.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain investments and other general business needs. We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in the short-term. We anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt securities, as well as other alternatives, will provide the necessary capital required for our investment activities.  As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are unable to reinvest all of our operating cash flow and are dependent on raising capital through equity and debt issuances or forming ventures with institutional or high net worth investors to obtain funds with which to expand our business.

Our primary sources of funds include:

•	the use of cash and cash equivalents;
•	rents and reimbursements received from our operating properties;
•	payments received under our loan assets and loan securities;
•	the issuance of equity and debt securities;
•	interest and dividends received from investments in REIT securities;
•	cash distributions from joint ventures;
•	borrowings under our credit facilities; and
•	asset specific borrowings.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $22,584,000 during the year ended December 31, 2008.

The Trust’s cash flow activities are summarized as follows (in thousands):

2008

Net cash flow provided by operating activities	$25,872
Net cash flow provided by investing activities	100,483
Net cash flow used in financing activities	(103,771)
Increase in cash and cash equivalents	$22,584

Operating Activities

Cash provided by operating activities of $25,872,000 for the year ended December 31, 2008 was comprised of a net increase due to adjustments for non-cash items of $89,964,000 and a net increase due to changes in other operating assets and liabilities of $4,084,000 which were partially offset by a net loss of $68,176,000.  See our discussion of our Results of Operations below for additional details on our operations.

Investing Activities

Cash provided by investing activities of $100,483,000 for the year ended December 31, 2008 was comprised primarily of the following:

•	$78,318,000 of proceeds received from repayment of our Fannie Mae and Freddie Mac whole pool mortgage-backed securities available for sale;
•	$58,510,000 of proceeds from the sale of real estate securities (primarily from the sale of 3.5 million shares of Lexington stock in March 2008);
•	$21,273,000 of proceeds from our preferred equity investments in the Marc Realty portfolio;
•	$19,041,000 of return of capital distributions from our equity investments; and
·	$12,635,000 of collections of loans receivable.

These contributions to investing cash flows were offset primarily by:

•	$41,951,000 to purchase real estate securities;
•	$24,124,000 to issue new loans receivable;
•	$5,087,000 for investment in our Concord venture and $9,006,000 for investment a Sealy venture for the acquisition of a six building office complex in Atlanta, Georgia; and

•	$4,973,000 for investment in our preferred equity investment in the Marc Realty portfolio.

Financing Activities

Cash used in financing activities of $103,771,000 for the year ended December 31, 2008 was comprised primarily of the following:

•	$75,175,000 for repayment of borrowings under repurchase agreements relating to our Fannie Mae and Freddie Mac whole pool mortgage-backed securities;
•	$70,000,000 for repayment of borrowings on our revolving line of credit;
•	$30,863,000 for dividend payments on our common shares;
•	$18,583,000 for the redemption of 1,024,000 Preferred Shares and $17,081,000 as a deposit for the redemption of an additional 917,105 Preferred Shares;
•	$8,063,000 for mortgage loan repayments; and
•	$5,127,000 to increase restricted cash held in escrow.

These decreases to financing cash flows were offset primarily by:

•	$70,000,000 of proceeds from our revolving line of credit;
•	$36,874,000 of proceeds from the issuance of common shares through a rights offering;
•	$9,800,000 of note payable proceeds for the acquisition of available for sale securities; and
•	$4,407,000 of proceeds from our Dividend Reinvestment and Stock Purchase Plan.

Significant financial transactions during 2008 and early 2009 include:

•	On January 6, 2009 we acquired 917,105 of our Preferred Shares with a liquidation value of $22,928,000 for $17,081,000 in cash, representing a 25.5% discount to their liquidation value;
•	On December 31, 2008 we made a $5,000,000 unsecured working capital loan to Lex-Win Concord, which was repaid in January 2009;
•	On December 4, 2008 we sold a 51,000 square foot shopping center asset located in Biloxi, Mississippi for net proceeds of $2,678,000;
•	Pursuant to our Dividend Reinvestment and Stock Purchase Plan, during 2008 we issued 249,638 common shares resulting in gross proceeds of $4,407,000;
•
On October 28 and November 3, 2008 we acquired a total of 1,024,000 of our Preferred Shares for approximately $18,583,000 in cash, representing a 27.4% discount from their liquidation value of $25,600,000;

•
On October 28, 2008 we acquired 3.5 million shares of Lexington common shares for $19,600,000 and obtained seller non-recourse financing equal to 50% of the purchase price, which financing has a term of three years, bears interest at a rate of 3-month LIBOR plus 250 basis points and requires margin calls only at such time as the loan amount equals or exceeds 57.5% of the value of the shares;

•
In September 2008 our Board of Trustees approved a stock repurchase plan pursuant to which we may acquire up to 1,000,000 of our common shares.  Through December 31, 2008 we have acquired 70,000 of our common shares for $930,000 in cash;

•
In August 2008 Lex-Win Acquisition sold all of its shares of Piedmont Office Realty Trust for an aggregate price of $32,289,000. The Trust received a distribution of its pro-rata share of $9,041,000 in connection with the sale;

•
On August 20, 2008 we acquired, through a venture with Sealy, a six building office-flex campus containing approximately 470,000 square feet in Northwest Atlanta, Georgia. The purchase price for the property was $47,000,000, inclusive of assumed debt. The venture assumed an existing $37,000,000, 6.12% first mortgage loan encumbering the property which matures in November 2016. Our initial percentage ownership in the venture is 68%;

•
On August 2, 2008 we and Lexington restructured our investment in Concord, admitting Inland as a member in Concord with a redeemable 10% preferred membership interest.  Inland contributed $20,000,000 to Concord and agreed to contribute up to an additional $80,000,000. Inland’s contributions are to be used primarily for additional investments by Concord, and if Inland agrees, to satisfy any future margin calls or prepayments on Concord’s credit facilities. In connection with its investment in Concord, Inland is entitled to receive a priority return of 10% on its contributed and unreturned capital.  Inland has made additional contributions of $76,000,000 through December 31, 2008, used primarily to repay maturing debt agreements at Concord;

•
Through December 2008, we and Lexington have contributed $162,500,000 to Concord, $5,087,000 of which was contributed by the Trust during 2008.  For the year ended December 31, 2008 we received a distribution of $14,600,000 from Concord;

•
On July 7, 2008 we made a $1,050,000 mezzanine loan on a newly acquired property in the Marc Realty portfolio. The loan bears interest at 8.5%, requires monthly payments of interest only and matures on April 18, 2012;

•	In May 2008 we received net proceeds of approximately $36,874,000 in connection with the issuance of 1,768,987 common shares under a rights offering;
•	In March 2008 we sold 3,500,000 Lexington common shares resulting in net proceeds of $52,849,000; and
•
In January 2008 we sold our Fannie Mae and Freddie Mac whole pool mortgage-backed securities resulting in a gain on sale of $454,000 and the repayment of the then outstanding balance of the repurchase agreements for which the securities had been pledged as collateral.

Dividends

Since December 2005 we have paid regular dividends to our shareholders.  In paying dividends we have always sought to have our dividends track cash flow from operations, both recurring and nonrecurring.  As a result, while we intend to continue paying dividends each quarter, future dividend declarations will be at the discretion of our Board of Trustees and will depend on the actual cash flow of the Trust, its financial condition, capital requirements, the distribution requirements for REITs under the Code and such other factors as our Board of Trustees deem relevant.   Subject to the foregoing, we expect to continue distributing our current cash flow after reserving normal and customary amounts thereby allowing us to maintain our capital.   Toward that end, the Board of Trustees elected to reduce our dividend to $0.25 per share for the first quarter of 2009, which represents a reduction from $0.325 per share for the first quarter of 2008.  This represents our existing budgeted recurring cash flow generated by assets currently owned and excludes any potential cash flow from our investment in Concord, as well as potential future cash flow generated from the investment of the substantial cash and cash equivalents on hand.  We expect to continue applying these standards with respect to our dividends on a quarterly basis which could cause the dividends to increase or decrease depending on cash flow.

We paid regular quarterly dividends of $0.325 per common share and $0.40625 per Series B-1 Preferred Share for all four quarters of 2008.  We declared a special dividend of $0.05 per common share in December 2008, which was paid in January 2009.

Contractual Obligations

The following table summarizes our payment obligations under contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2008 (in thousands):

	Payments Due by Period

	Total	Less than 1 Year		2-3 Years	4-5 Years	After 5 Years
Mortgage loans payable (principal and interest)	$307,123	$43,209	(1)	$52,258	$53,997	$157,659
Revolving line of credit (principal and interest)	-	-		-	-	-
Note payable (2)	10,658	294		10,364	-	-
Repurchase agreements	-	-		-	-	-
Ground lease obligations (3)	-	-		-	-	-
Advisors’ fee (4)	3,171	3,171		-	-	-
	$320,952	$46,674		$62,622	$53,997	$157,659

(1)	Balance includes a mortgage loan payable with an outstanding principal balance at December 31, 2008 of $24,983 on which we have two one-year options to extend.
(2)	Note payable to Citibank made in connection with the Trust’s acquisition of 3.5 million shares of Lexington common stock for $19,600,000.
(3)	The underlying lease agreements require the tenant to pay the ground rent expense.

(4)
Base management fee based upon the terms of the Advisory Agreement, as amended in 2009, with no effect given to equity issuances after December 31, 2008 or to incentive fee compensation to FUR Advisors.  No amounts have been included for subsequent renewal periods of the advisory agreement.

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

Results of Operations

Our results are discussed below by business segment:

➢	Operating Properties – our wholly and partially owned operating properties;
➢	Loan Assets and Loan Securities – our activities related to senior and mezzanine real estate loans as well as commercial mortgage-backed securities;
➢	REIT Securities – our activities related to the ownership of equity and debt securities in other real estate companies; and
➢	Non-segment specific results are discussed under Corporate – includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our year end assets by business segment (in thousands):

	2008	2007

Operating properties	$286,780	$293,241
Loan assets and loan securities	146,560	320,671
REIT securities	36,796	71,353
Other (including cash and cash equivalents)	107,958	60,182
Total Assets	$578,094	$745,447

Total assets decreased $167,353,000, or 22.5%, from $745,447,000 at December 31, 2007 to $578,094,000 at December 31, 2008.   The decrease was due primarily to a decrease of $174,111,000 in loan assets and loan securities during the period, which includes our Fannie Mae and Freddie Mac whole pool mortgage backed securities and a decrease in REIT securities.  In February 2008 we sold all of our Fannie Mae and Freddie Mac whole pool mortgage backed securities resulting in a decrease in loan assets and loan securities of $78,141,000.  In addition, the carrying value of our equity investment in Concord decreased by $82,400,000, of which $30,207,000 was due to other-than-temporary impairment and loan loss charges recorded at Concord, and $36,543,000 was due to an other-than-temporary impairment charge recorded on our investment in Concord.  The results of operations and changes in financial position for the Trust and Concord are discussed below.

The following table summarizes our results by business segment for the years ended December 31(in thousands):

	2008	2007	2006

Operating properties	$2,749	$3,663	$6,684
Loan assets and loan securities	(67,770)	19,114	12,893
REIT securities	1,346	(5,073)	35,268
Corporate expenses	(5,986)	(15,641)	(9,255)
(Loss) income from continuing operations before minority interest	$(69,661)	$2,063	$45,590

Comparison 2008 to 2007 (in thousands):

Operating Properties

	2008	2007

Rents and reimbursements	$43,342	$40,485
Operating expenses	(7,407)	(5,851)
Real estate taxes	(2,549)	(2,139)
Impairment loss on investments in real estate	(2,100)	-
Loss on extinguishment of debt	-	(369)
Equity in loss of Sealy Northwest Atlanta	(409)	(470)
Equity in loss of Sealy Newmarket	(250)	-
Equity in loss of Sealy Airpark Nashville	(1,023)	(936)
Operating income	29,604	30,720

Depreciation expense	(12,094)	(12,688)
Interest expense	(14,761)	(14,369)
Net income	$2,749	$3,663

Operating income from our operating properties decreased by $1,116,000 over the prior year period to $29,604,000.  The $1,116,000 decrease was due primarily to:

•	a $2,857,000 increase in rents and reimbursements due primarily to increased rental income at our River City property acquired in October 2007;
•	a $1,556,000 increase in operating expenses due primarily to our River City property, acquired in October 2007 which we owned for 12 months in 2008 compared to three months in 2007;
•	a $410,000 increase in real estate taxes due primarily to our River City property acquired in October 2007;
•
a $2,100,000 impairment loss on real estate at our Andover, Massachusetts property as a result of indications from our existing tenant that they will not renew their lease, due to expire in December 2009; and

•
a $276,000 increase in losses from our equity investments due primarily to a $250,000 loss related to our Sealy Newmarket office complex in Atlanta, Georgia which we acquired in August 2008.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  The Trust received cash distributions from these investments of $1,405,000 and $194,000 for the years ended December 31, 2008 and 2007, respectively.

Depreciation and interest expenses related to our operating properties remained relatively constant with the prior year.

Loan Assets and Loan Securities

	2008	2007

Interest	$1,532	$7,826
Equity in (loss) earnings of preferred equity investment	(1,645)	11,836
Equity in (loss) earnings of equity investments	(66,750)	5,098
Gain on sale of mortgage backed securities	454	-
Gain on other assets	24	-
Gain on sale of limited partnership interest	-	1,997
Provision for loss on loan receivable	(1,179)	(1,266)
Operating (loss) income	(67,564)	25,491

Interest expense	(206)	(6,377)
Net (loss) income	$(67,770)	$19,114

Operating income from loan assets and loan securities decreased by $93,055,000 from income of $25,491,000 in 2007 to a loss of $67,564,000 in 2008.  The $93,055,000 decrease was due primarily to:

•	a $71,848,000 decrease in equity in earnings from Concord due primarily to:
-	a $62,804,000 increase in impairments on available-for-sale securities at Concord
-	a $31,053,000 provision for loan loss reserves
-
offset by a $15,603,000 gain on early extinguishment of debt at Concord from the repurchase of $29,125,000 of its CDO-1 debt for $13,110,000, net of deferred costs.  See “Concord and Lex-Win Concord” below for further details on Concord’s results of operations;

-	a $36,543,000 other-than-temporary impairment loss on our equity investment in Concord;
•
a $13,481,000 decrease in equity in earnings from our preferred equity investment, Marc Realty, primarily due to a decrease of $5,194,000 of gains on sales of real estate and a $7,513,000 loss attributable to other-than-temporary impairments recognized in 2008 on four of our mezzanine investments in the Marc Realty portfolio;

•	a $6,294,000 decrease in interest income due primarily to:
-	a $4,403,000 decrease on our Fannie Mae and Freddie Mac whole pool mortgage backed securities sold in January 2008
-	a $2,433,000 decrease in interest income on our Toy Building loan sold in May 2007; and
•
a $1,997,0000 decrease in gain on the sale of limited partnership interests due to the 2007 sale of our investment in a venture which held an interest in a Chicago office building known as One Financial Place.

The $6,171,000 decrease in loan interest expense from the prior year period was due primarily to lower average loan balances outstanding during 2008 versus 2007, in particular:

•	a $4,274,000 decrease on our Fannie Mae mortgage backed securities, sold in January 2008; and
•	a $936,000 decrease on our Toy Building loan, sold in May 2007.

REIT Securities

	2008	2007

Dividends	$916	$3,003
Gain on sale of available for sale securities	1,580	10,187
Impairment loss on available for sale securities	(207)	(18,218)
Unrealized gain on available for sale securities	24	-
Equity in loss of Lex-Win Acquisition, LLC	(878)	(45)
Operating income	1,435	(5,073)

Interest expense	(89)	-
Net income (loss)	$1,346	$(5,073)

Operating income from REIT securities increased by $6,508,000 over the prior year period to income of $1,435,000 in 2008 versus a loss of $5,073,000 in 2007.  The $6,508,000 increase was due primarily to:

•	a $18,011,000 decrease in impairment losses on available-for-sale securities due to the recognition in 2007 of a $17,745,000 non-cash impairment loss on our common shares of Lexington;
•	a $8,607,000 decrease in gains on sales of available for sale securities due primarily to the sale in 2007 of America First Apartment Investors, Inc. common stock; and
•	a $2,087,000 decrease in dividend income due primarily to dividends received in 2007 on our Lexington common shares, which were sold in March 2008.

Corporate

	2008	2007

Interest income	$1,670	$3,149
General and administrative	(6,887)	(8,342)
Interest expense	(7,222)	(10,731)
Gain on extinguishment of debt	6,284	-
State and local taxes	(330)	(417)
Other	499	700
Operating expense	$(5,986)	$(15,641)

Corporate expense decreased $9,655,000 from the prior year period due primarily to:

•	a $6,284,000 gain on early extinguishment of debt resulting from our October and November 2008 purchases of 1,024,000 shares of our Preferred Stock at a discount of 27.4% to their liquidation value;
•	a $3,509,000 decrease in corporate interest expense due primarily to lower aggregate dividend payments in 2008 on our Preferred Shares as a result of fewer Preferred Shares outstanding during 2008;
•	a $1,479,000 decrease in corporate interest income earned on our cash and cash equivalents due primarily to lower yields on U.S. Treasury securities during 2008 versus 2007; and
•
a $1,455,000 decrease in general and administrative expenses due primarily to a credit in the base management fee of $1,500,000.  In connection with the resignation by Michael Ashner, our Chairman and Chief Executive Officer, as a trustee and officer of Lexington in March 2008, the Trust agreed to permit FUR Advisors to provide consulting services to Lexington through December 2008.  For providing these services, Lexington paid FUR Advisors a fee of $1,500,000.  In consideration for granting its consent, the Trust received a credit of $1,500,000 against the base management fee payable by the Trust to FUR Advisors which was used during 2008.  Excluding the effect of the credit, general and administrative expenses were consistent with the prior year.

State income taxes were $330,000 and $417,000 for the years ended December 31, 2008 and 2007, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

2007 Versus 2006

Operating Properties

	2007	2006

Rents and reimbursements	$40,485	$38,837
Operating expenses	(5,851)	(4,054)
Real estate taxes	(2,139)	(1,879)
Loss on extinguishment of debt	(369)	(647)
Equity in loss of Sealy Northwest Atlanta	(470)	(51)
Equity in loss of Sealy Airpark Nashville	(936)	-
Operating income	30,720	32,206

Depreciation expense	(12,688)	(11,216)
Interest expense	(14,369)	(14,306)
Net income	$3,663	$6,684

Operating income from our operating properties decreased by $1,486,000 to $30,720,000 for the year ended December 31, 2007 from $32,206,000 for the year ended December 31, 2006.  The changes in net operating income from our operating properties were the result of the following:

•
rental income increased by $1,648,000 to $40,485,000 due to an increase of $3,156,000 from operating properties acquired during 2006 and 2007 and a decrease of $1,508,000 from operating properties held for all 12 months ended December 31, 2007 and 2006:

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

-	$23,000 increase at our Circle Tower property
-	$700,000 decrease at our Orlando, Florida property due to a lease modification effective January 1, 2007
-	$1,333,000 increase at our Lisle, Illinois properties, which were acquired during the first quarter of 2006
-	$744,000 of rental revenue from our Creekwood Apartments property, which was acquired at the end of the first quarter of 2007
-	$1,079,000 of rental revenue from our River City property which we acquired through a foreclosure sale on October 2, 2007
-	$1,403,000 decrease from properties held for all 12 months due to an out of period adjustment recognized in the fourth quarter of 2007 as described in Note 2 of the financial statements;
•
operating expenses increased by $1,797,000 to $5,851,000 due to an increase of $271,000 from operating properties held for all 12 months ended December 31, 2007 and 2006 and an increase of $1,526,000 from operating properties acquired during 2006 and 2007:

-	$188,000 increase at our Chicago, Illinois (Ontario) property
-	$70,000 increase at our Circle Tower property
-	$718,000 of expense at our Creekwood Apartments property which was acquired at the end of the first quarter of 2007
-	$446,000 of expense at our River City property which was acquired in October 2007
-	$362,000 increase at our Lisle, Illinois properties which were acquired during the first quarter of 2006;
•	Real estate tax expense increased by $260,000 to $2,139,000 due to:
-	$77,000 increase at our Lisle, Illinois properties which were acquired during the first quarter of 2006
-	$119,000 decrease at our Chicago, Illinois (Ontario) property as a result of receiving a final valuation from the county and a lower tax rate
-	$71,000 of expense at our Creekwood Apartments property which was acquired during the first quarter of 2007
-	$224,000 of expense at our River City property which was acquired in October 2007;
•	Interest expense related to our operating properties increased by $63,000 to $14,369,000 for the year ended December 31, 2007 compared to $14,306,000 for the year ended December 31, 2006;
•
Depreciation and amortization expense related to our operating properties increased by $1,472,000 to $12,688,000 for the year ended December 31, 2007 compared to $11,216,000 for the year ended December 31, 2006 as a result of property acquisitions during 2007 and 2006 and the recognition of an out of period adjustment in the fourth quarter of  2007 of approximately $645,000 as described in Note 2 of the financial statements;

•
Equity in loss on our investment in Sealy Northwest Atlanta, L.P., acquired in December 2006, and Sealy Airpark Nashville, acquired in April 2007, was $1,406,000 for the year ended December 31, 2007 as a result of depreciation and amortization exceeding net operating income for these properties; and

•
Loss on extinguishment of debt was $369,000 for the year ended December 31, 2007 compared to $647,000 for 2006.  The loss in 2007 was primarily due to a $40,000,000 paydown on our debt secured by certain of our net lease properties, and the loss in 2006 was due to the refinancing of certain first mortgage debt on more favorable terms.

Loan Assets and Loan Securities

	2007	2006

Interest	$7,826	$12,962
Equity in earnings of preferred equity investment	11,836	6,849
Equity in earnings of Lex-Win Concord	5,098	1,340
Gain on sale of limited partnership interest	1,997	-
Provision for loss on loan receivable	(1,266)	-
Operating income	25,491	21,151

Interest expense	(6,377)	(8,258)
Net income	$19,114	$12,893

Operating income from our loan assets and loan securities increased by $4,340,000 to $25,491,000 for the year ended December 31, 2007 from $21,151,000 for the year ended December 31, 2006.  The changes were the result of the following:

•
equity investment in Concord (entered into on March 31, 2006) generated $5,098,000 of equity income during the year ended December 31, 2007 as compared to equity income of $1,340,000 for the year ended December 31, 2006.  The increase is due primarily to our investing in Concord in April 2006 and Concord ramping up operations during 2006;

•
earnings from preferred equity investment increased by $4,987,000 to $11,836,000 for the year ended December 31, 2007.  The increase was due to the sale of two of the properties in the Marc Realty portfolio which generated a return on our equity investment of approximately $6,354,000, excluding interest.  This increase was partially offset by a decrease in earnings as a result of having a lower investment balance in 2007;

•	gain on sale of $1,997,000 recognized in the fourth quarter of 2007 related to the sale of our investment in a venture which held an interest in a Chicago office building known as One Financial Place;
•	provision for loss on loan receivable of $1,266,000 recorded on our Vision term loan in 2007;
•	interest income on the Toy Building loan, which was fully satisfied in May 2007, decreased by $4,001,000 during the year ended December 31, 2007;
•
interest income decreased by $1,043,000 on our River City loans which were acquired during the first quarter of 2006 and were satisfied in the case of the loan secured by the office building upon the acquisition of the property through a foreclosure sale in October 2007, and in the case of the loan secured by the land, the repayment in full in accordance with its terms;

•	interest income of $96,000 from our Vision term loan which was originated in December 2006; and
•	interest income decreased by $163,000 related to the two mortgage loans which were fully satisfied during 2006.

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

REIT Securities

	2007	2006

Dividends	$3,003	$1,073
Gain on sale of available for sale securities	10,187	8,130
Impairment loss on available for sale securities	(18,218)	-
Assignment of exclusivity agreement, net lease assets	-	9,500
Equity in earnings of Newkirk Realty Trust	-	7,280
Gain on exchange of equity investment	-	9,285
Equity in loss of Lex-Win Acquisition, LLC	(45)	-
Operating (loss) income	$(5,073)	$35,268

Our income from investments in REIT securities exclusive of non-cash items increased by $3,987,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006 due to an increase in dividend income of $1,930,000, primarily due to $2,695,000 of dividend income recognized on our investment in Lexington, and an increase in gain on sale of real estate securities of $2,057,000.  The gain on sale of real estate securities consisted primarily of $9,750,000 from the America First Apartment Investors sale in 2007 compared to $7,839,000 from the sale of Sizeler Property Investors stock in 2006.  At December 31, 2007, we held REIT securities that had a market value of $51,804,000 as compared to December 31, 2006 when we held REIT securities with a market value of $95,148,000.

Inclusive of non-cash items, income from our investments in REIT securities decreased by $40,341,000 to a loss of $5,073,000 for the year ended December 31, 2007 from income of $35,268,000 for the year ended December 31, 2006.  This decrease is due primarily to the recognition of a non-cash other-than-temporary impairment loss on our Lexington shares of $17,745,000 at December 31, 2007 compared to the recognition of non-cash income of $18,785,000 at December 31, 2006 relating to the Newkirk merger with Lexington.

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

Corporate

	2007	2006

Interest income	$3,149	$1,630
General and administrative	(8,342)	(2,682)
Interest expense	(10,731)	(8,495)
State and local taxes	(417)	(238)
Other	700	530
Corporate expenses	$(15,641)	$(9,255)

Interest income earned on our cash and cash equivalents during the year ended December 31, 2007 was $3,149,000 compared to $1,630,000 for the same period during 2006.  The increase was due primarily to higher cash and cash equivalents available for short term investment during a majority of 2007.

Interest expense increased by $2,236,000 to $10,731,000 for the year ended December 31, 2007 from $8,495,000 for the year ended December 31, 2006.  The increase was primarily related to an increase of $2,817,000 of dividends paid on our Preferred Shares which was partially offset by a decrease of $576,000 in interest expense incurred on our revolving line of credit.

General and administrative expenses increased by $5,660,000 to $8,342,000 for the year ended December 31, 2007 from $2,682,000 for the year ended December 31, 2006.  This was primarily due to increases in the base management fee of $5,793,000 as a result of the increase in our outstanding equity and the $4,400,000 credit recognized in 2006, and an increase in professional fees of $168,000.  Without giving effect to the $4,400,000 credit, base management fee increased from $3,681,000 for the year ended December 31, 2006 to $5,263,000 for the year ended December 31, 2007.  These were partially offset by a decrease in reporting and subscription costs of $264,000.  All other general and administrative items remained relatively constant.

State Income Taxes

State income taxes of $417,000 for the year ended December 31, 2007, as compared to $238,000 for the year ended December 31, 2006, resulted from our anticipated taxable income for state purposes after the dividends paid deduction and utilization of net operating loss carryforwards where applicable.  The increase is the result of having higher taxable income in states where there are no net operating losses available to be utilized.

Discontinued Operations

On December 4, 2008, we sold a 51,000 square foot shopping center asset located in Biloxi, Mississippi for a gross sales price of approximately $3,300,000.  The Trust received proceeds of $2,678,000, net of credits for a ground lease purchase option and closing costs, and recognized a gain of $1,807,000 on the sale.  Results of operations for this property have been classified as discontinued operations for all periods presented.

Tenant Concentrations

Three tenants contributed approximately 39%, 41% and 44% of the base rental revenues of the Trust for the years ended December 31, 2008, 2007 and 2006, respectively.

The Trust’s leases with Viacom Inc. and The Kroger Co. represent approximately 35% and 19%, respectively, of the total rentable square footage of the net lease property portfolio.

The largest tenant at the River City property, representing approximately 23% of the rentable area with a lease due to expire in 2011, filed for bankruptcy protection in December 2008.  The Trust had a rent receivable of approximately $70,000 at December 31, 2008.  A bad debt reserve for the full amount due has been established as of December 31, 2008.

The Jacksonville, Florida property has two tenants that occupy approximately 78% of the rentable area.  The second largest tenant in Jacksonville, representing approximately 30% of the rentable area, with a lease expiring in December 2010, filed for bankruptcy protection in January 2009.  There was no rent receivable at December 31, 2008.

Off-Balance Sheet Investments

We have two significant off-balance sheet investments – our Marc Realty and Lex-Win Concord investment platforms. Marc Realty is discussed under “ITEM 1 – Loan Assets and Loan Securities”, Concord is discussed below.

Concord and Lex-Win Concord

Overview

In March 2006, together with Newkirk, we formed Concord for the purpose of acquiring and originating a diversified portfolio of real estate loans and securities.  In connection with the merger of Newkirk into Lexington, Lexington acquired Newkirk’s interest in Concord.  Both the Trust and Lexington committed to invest $162,500,000 in Concord, all of which was contributed prior to December 31, 2008.  On August 2, 2008, together with Lexington, we restructured our investment in Concord and admitted Inland as a preferred member in Concord.  In connection with the restructuring, (i) we, together with Lexington, contributed all of our interests in Concord to a new entity known as Lex-Win Concord LLC in exchange for a 50% ownership interest each in Lex-Win Concord and (ii) Inland contributed $20,000,000 in equity capital to Concord and agreed to contribute up to an additional $80,000,000 in equity capital, to be used for additional investments by Concord and, subject to Inland’s approval, to satisfy margin calls on credit facilities.  At December 31, 2008, Inland had made total capital contributions to Concord aggregating $76,000,000 primarily to reduce the outstanding balance on one of Concord’s repurchase agreements.

In connection with its investment in Concord, Inland is entitled to receive a priority return of 10% on its contributed and unreturned capital. After Inland receives its 10% priority return and Lex-Win Concord receives a return of 10% on its unreturned capital, Lex-Win Concord is entitled to a promoted interest equal to 30% of amounts otherwise distributable to Inland. With respect to capital proceeds (principal repayments on loan assets and loan securities), after Inland receives its 10% priority return on unreturned capital, Lex-Win Concord is entitled to either (x) the next $125,000,000 of distributions or (y), if Inland is no longer obligated to make capital contributions, an amount which would reduce Lex-Win Concord’s unreturned capital to the greater of (i) $100,000,000 or (ii) 200% of Inland’s unreturned capital contributions. Thereafter, Inland is entitled to a return of its unreturned capital, then Lex-Win Concord is entitled to a return of its unreturned capital plus any unpaid amounts due on its 10% return. Any remaining proceeds then go 76 2/3% to Lex-Win Concord and 23 1/3% to Inland.

WRP Sub-Management LLC, which is an affiliate of and has substantially the same executive officers as FUR Advisors, provides administrative services for Concord and Lex-Win Concord.  Investments and other decisions with respect to Concord’s business require the consent of both the Trust and Lexington, and, in certain instances, Inland.

Concord’s business has been to acquire and originate loan assets and loan securities collateralized by real estate assets including mortgage loans, subordinate interests in whole loans, mezzanine loans, preferred equity and commercial real estate securities including CMBS and CDOs.  Concord sought to finance its loan assets and loan securities through various structures including repurchase facilities, credit lines, term loans and securitizations and, in this regard Concord formed CDO-1.  As of December 31, 2008 Concord’s CDO-1 has financed loan assets and loan securities with a par value of approximately $464,744,000.  Concord has also sought additional capital through sales of preferred equity in Concord.

Concord’s loan assets are intended to be held to maturity and are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be impaired.  Concord’s loan securities are treated as available for sale securities and are marked-to-market on a quarterly basis on management’s assessment.

Liquidity and Capital Resources

Since its inception, Concord sought to produce a stable income stream from its investments in loan assets and loan securities by managing credit risk and interest rate risk through the issuance of CDO’s.  The disruption in the capital and credit markets increased margin calls on Concord’s repurchase agreements.  Furthermore, the ability to issue CDOs and the availability of new financing has effectively been eliminated, making the execution of Concord’s strategy unfeasible at this time.  Consequently, Concord will focus on the recovery of its member’s equity by maximizing the value of its existing assets and toward that end, has worked to increase its liquidity and reduce exposure to maturing debt.

Lex-Win Concord began experiencing declines in the fair value of its loan securities in the fourth quarter of 2007 consistent with liquidity concerns impacting the commercial bond and real estate markets and the overall economy.   As a result of a significant decline in the fair value of three CDO bonds and management's concern regarding the ultimate collectability of amounts due for such securities, the Company recorded other-than-temporary impairment charges of approximately $11,028,000 during the fourth quarter of 2007.

During 2008 Lex-Win Concord observed an increased uncertainty in the commercial bond and real estate markets as well as a lack of liquidity impacting the overall financial markets.  As a result, Lex-Win Concord saw an accelerating decline throughout the year in the fair value of its available for sale securities.  Management assesses the prospects of the loans and collateral underlying the securities (credit versus market issues) as well as its intent and ability to hold the securities until a forecasted recovery of fair value or maturity, and other factors.  Based upon these considerations, management determined such impairment of its available for sale securities to be other-than-temporary and recorded an impairment loss for available for sale securities of $73,832,000 for the year ended December 31, 2008.

Lex-Win Concord evaluates its portfolio of available for sale debt securities for other-than-temporary impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” ("EITF 99-20"),  FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and the related interpretation of FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”).  At each measurement date, management first determines whether its securities are impaired by comparing the carrying value of each security to the estimated fair value of each security as determined in accordance with  Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  Next, for impaired securities, management determines whether such impairment is other-than-temporary in nature.  Determining whether a security is other-than-temporarily impaired requires significant judgment.  Management considers both quantitative and qualitative factors, including those described in SFAS 115 and SEC Staff Accounting Bulletin Topic 5M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities (“SAB Topic 5M”).  Among other things, this evaluation includes consideration of the length of time and extent to which the fair value of a security has been less than its cost basis, Lex-Win Concord’s intent and ability to hold the securities until a forecasted recovery in value and the financial prospects of the loans and collateral underlying the securities. If, based on these and other considerations, management determines that impairment is other-than-temporary in nature, Lex-Win Concord recognizes an impairment loss equal to the difference between the investment’s cost basis and its fair value.

Lex-Win Concord recognizes income on its portfolio of loan securities in accordance with EITF 99-20.  Subject to various requirements, discounts attributable to previously recognized other-than-temporary impairment charges are recognized in interest income on the effective interest method based upon the excess of all estimated prospective cash flows over the investment balance in the loan security at the measurement date.  Lex-Win Concord will accrete certain impairment discounts over the remaining life of the securities using the effective interest method.

During the year ended December 31, 2008, Lex-Win Concord recognized accretion of previous other-than-temporary impairment discounts totaling $1,215,000.  Lex-Win Concord did not recognize in earnings any material amounts relating to the accretion of other-than-temporary impairment charges for the years ended December 31, 2007 and the period March 31, 2006 (inception) through December 31, 2006.

In December 2008 Lex-Win Concord adopted FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”), which is effective for interim and annual periods ending after December 15, 2008.  FSP 99-20-1 retains the objective of other-than-temporary impairment assessment and disclosures as discussed in SFAS 115 and other related guidance.  Lex-Win Concord has adopted and applied FSP 99-20-1 as of December 31, 2008 which did not have a material effect on its financial position or results of operations.

Additionally, the decline in values of loan assets and securities resulted in significant margin calls under Lex-Win Concord’s repurchase facilities.  During 2008 Lex-Win Concord sought to reduce its exposure to margin calls and improve its overall liquidity.  To this end, Lex-Win Concord:

•	established a $100,000,000 credit facility with KeyBank and borrowed $80,000,000 during 2008;
•	acquired $29,125,000 of its CDO-1 debt for $13,110,000, representing a 55% discount;
•	admitted Inland as a preferred member who committed to contribute $100,000,000 and has funded $76,000,000;
•	satisfied its repurchase agreement borrowings from Bear Stearns Funding, Inc. totaling $48,710,000;
•	paid down repurchase agreement borrowings from Column Financial Inc. totaling $164,033,000 and extended the maturity of the remaining balance of $144,475,000 to March 2011;
•	paid down repurchase agreement borrowings from Royal Bank of Scotland, PLC totaling $17,563,000 and extended the maturity of the remaining balance of $21,516,000 to December 2009; and
•	obtained a one-year extension on the maturity date of a $15,000,000 repurchase agreement with Royal Bank of Scotland and paid down borrowings of $1,414,000.

Assuming no further margin calls, Lex-Win Concord currently has $21,516,000 of debt maturing in the next 12 months, $95,000,000 maturing in 2010 with the remaining balances of $204,088,000 maturing thereafter.

Results of Operations for Lex-Win Concord

Comparison 2008 to 2007(in thousands):

	2008	2007

Interest Income	$71,307	$65,854

Expenses
Interest	36,410	41,675
Impairment of available for sale securities	73,832	11,028
Provision for loss reserves on real estate debt investments	31,053	-
General and administrative	4,824	5,541
	146,119	58,244

Interest income on bank deposits	426	2,599
Gain on extinguishment of debt	15,603	-

(Loss) income before minority interest	(58,783)	10,209

Minority interest	(1,631)	(13)

Net (loss) income	$(60,414)	$10,196

The decrease in net income was due primarily to the recognition of a $73,832,000 impairment loss on available for sale securities and a $31,053,000 increase in loan loss reserves, partially offset by a gain on the extinguishment of debt of $15,603,000.

•
Interest income generated on the investment portfolio increased $5,453,000, or 8.2%, over the prior year period due primarily to higher average investment balances during 2008 due primarily to $117,530,000 of securities purchased and loans made in December 2007;

•
Interest expense decreased $5,265,000, or 12.7%, versus the prior year period due primarily to a decrease of $160,845,000, or 18.9%, in the face amount of outstanding debt from $848,974,000 at December 31, 2007 to $668,129,000 at December 31, 2008;

•
The impairment of available for sale securities is due to declines in the fair value of the loan securities, Lex-Win Concord recorded other-than-temporary impairment charges of $11,028,000 during the year ended December 31, 2007 and $73,832,000 during the year ended December 31, 2008.  In addition, Lex-Win Concord recognized a provision for loss reserves on real estate debt investments of $31,053,000 for the year ended December 31, 2008;

•
General and administrative expense declined by $717,000 primarily due to lower origination fees in 2008 as a result of decreased acquisitions of assets.  The expense decrease of $717,000 versus the prior year period was due primarily to lower loan origination fees in 2008 as a result of less investment activity; and

•
The gain on extinguishment of debt was due primarily to Lex-Win Concord acquiring $29,125,000 of its loan securities issued by CDO-1 for a total purchase price of $13,110,000, which resulted in a gain on extinguishment of debt of approximately $15,603,000, net of deferred loan costs.

Comparison 2007 to 2006 (in thousands):

	2007	2006

Interest Income	$65,854	$13,212

Expenses
Interest	41,675	9,356
Impairment of available for sale securities	11,028	-
General and administrative	5,541	1,572
	58,244	10,928

Other income and minority interest	2,586	396

Net income	$10,196	$2,680

Lex-Win Concord’s operating results represent the twelve months ended December 31, 2007 compared to the period from inception (March 31, 2006) to December 31, 2006.

•
Interest income generated on the investment portfolio increased by $52,642,000 over the prior year due primarily to higher average investment balances during 2008 compared to 2007.  The higher average investment balances were the result of the majority of the investment securities being purchased during 2007.  Real estate debt investments and securities available for sale grew from $450,870,000 at December 31, 2006 to $1,140,108,000 at December 31, 2007;

•
Interest expense increased by $32,319,000 compared to the prior year due primarily to higher average debt balances during 2007. The higher average debt balances were due primarily to a majority of the debt securities being financed during 2007.  Repurchase agreements and CDO’s grew from $420,543,000 at December 31, 2006 to $884,974,000 at December 31, 2007;

•	Due to declines in the market value of its loan securities, Lex-Win Concord recorded other-than-temporary impairment charges of $11,028,000 during the year ended December 31, 2007; and
•	General and administrative expense increased primarily due to higher loan origination fees based upon loan acquisition.

The following table summarizes Lex-Win Concord’s assets and liabilities at December 31, 2008 and 2007 (in thousands):

	2008	2007

Assets
Cash and restricted cash	$15,134	$19,554
Real estate debt investments	863,144	952,035
Available for sale securities	118,491	188,073
Other assets	10,353	12,866
	$1,007,122	$1,172,528

Liabilities
Repurchase facilities	$240,604	$472,324
Revolving credit facility	80,000	-
CDO-1	347,525	376,650
Other liabilities	43,230	12,531
Minority interest	76,555	102
Members capital	248,262	327,702
Accumulated other comprehensive loss	(29,054)	(16,781)
	$1,007,122	$1,172,528

•
The decrease in real estate debt investments was primarily due to loan payoffs of $78,500,000 and an increase in the reserve for loan losses of $31,053,000, partially offset by the purchases of new loan assets of $14,500,000 and the amortization of purchase discounts of $6,100,000;

•	The reduction in the value of available for sale securities was primarily due to an other-than-temporary impairment charge of approximately $73,832,000 in 2008;
•	Concord reduced its obligations under its repurchase agreements by approximately $151,700,000 and incurred additional borrowings of $80,000,000 under its KeyBank facility
•	The increase in minority interest is due to the $76,000,000 in contributions received from Inland during 2008;
•
The decrease in the CDO-1 balance is the result of Concord acquiring $29,125,000 of its debt for a total purchase price of $13,110,000, resulting in a gain on extinguishment of debt of $15,603,000, net of deferred costs;

•	In December 2008, the Trust and Lexington each provided a $5,000,000 unsecured loan to Concord for working capital purposes. These amounts were repaid in January 2009; and
•
The increase in other liabilities is primarily due to a change in the value of financial derivative instruments.  The value of the interest swaps utilized by Concord was $31,232,000 at December 31, 2008 compared to $9,497,000 at December 31, 2007.  The increase in the liabilities was the result of declining interest rates.

KeyBank Credit Facility

On March 7, 2008 Concord entered into a $100,000,000 secured revolving credit facility with KeyBank.  The credit facility enables Concord to finance existing unlevered assets as well as new assets acquired by Concord.  The initial maximum borrowings under the loan are $100,000,000.  Borrowings under the facility bear interest at spreads over LIBOR ranging from 1.75% to 2.25%, depending on the underlying loan asset or loan security for which such borrowing is made.  At December 31, 2008, the weighted average interest rate over LIBOR was 2.71%, and the carrying value of loan assets and loan securities securing the facility was $136,000,000.  The facility matures March 2010 subject to a one-year extension.

Under the terms of the line of credit facility with KeyBank, Concord is required to maintain minimum liquidity, comprised of cash and cash equivalents, of at least $10,000,000 at all times.  At certain times during the year ended December 31, 2008 and at certain times subsequent to the year ended December 31, 2008, Concord’s cash balances declined to an amount below the $10,000,000 liquidity requirements.  On February 24, 2009, Concord received from KeyBank a waiver of the covenant violation.  In addition, the covenant will be waived until June 30, 2009.

Repurchase Facilities

Concord has financed certain of its loan assets and loan securities through credit facilities in the form of repurchase agreements.  In the repurchase agreements entered into by Concord to date the lender, referred to as the repurchase counterparty, purchases the loan asset or loan security from or on behalf of Concord.  Concord then repurchases the loan asset or loan security in cash on a specific repurchase date or, at the election of Concord, an earlier date.  While the loan asset is held by the repurchase counterparty, the repurchase counterparty retains a portion of each interest payment made on such loan asset or loan security equal to the “price differential” which is effectively the interest rate on the purchase price paid the repurchase counterparty to Concord for the loan asset or loan security, with the balance of such payments being paid to Concord.  Pursuant to the terms of the repurchase agreements, if the market value of the loan assets or loan securities pledged or sold by Concord decline, which decline is determined, in most cases, by the repurchase counterparty, Concord may be required to provide additional collateral or pay down a portion of the funds advanced.  During 2008, Concord was required to pay down an aggregate of $107,300,000 against $412,700,000 of outstanding repurchase obligations.  Concord satisfied these amounts with cash flow, borrowing under its KeyBank credit facility and capital contributions from Inland.

All of Concord’s repurchase facilities are recourse to Concord and require Concord to maintain certain loan to asset value ratios, a minimum net worth and minimum liquidity.  In addition, all of the repurchase facilities require that Concord pay down borrowings under these facilities as principal payments on the loan assets and loan securities pledged to these facilities are received.

Under the terms of the repurchase facility with Column Financial, Inc. maturing on March 9, 2009 and the repurchase facilities with Royal Bank of Scotland PLC, Concord is required to maintain minimum liquidity, comprised of cash and cash equivalents, of at least $10,000,000 at all times.  At certain times during the year ended December 31, 2008 and at certain times subsequent to the year ended December 31, 2008, Concord’s cash balance declined to an amount below the $10,000,000 minimum liquidity requirements.  In February 2009, Concord received a waiver of the covenant violation from both Column Financial, Inc. and the Royal Bank of Scotland.  The Royal Bank of Scotland waiver suspends the liquidity requirement until June 30, 2009.  Additionally, the agreement with Column Financial, Inc. was terminated, and the asset subject to this agreement was added to Concord’s other facility with Column Financial, Inc. which does not contain a liquidity requirement.

The following table summarizes Concord’s repurchase facilities at December 31, 2008 (in thousands):

Counterparty	Maximum Outstanding Balance	Outstanding Balance	Interest Rate - LIBOR Plus	Maturity Date	Carrying Value of Loan Assets Securing Facility (3)

Royal Bank of Scotland, PLC	$21,516	$21,516	100 bps	12/09	$36,452
Royal Bank of Scotland, PLC	59,613	59,613	100 bps	2/12	71,417
Column (1)	15,000	15,000	100 bps	3/09	25,880
Column (2)	150,000	144,475	85-135 bps	3/11	261,981

(1)
In February 2009 the $15,000,000 asset specific repurchase agreement was terminated and the asset which was subject to this repurchase agreement was added to the multiple loan asset repurchase agreement.  The multiple loan asset repurchase agreement was modified to provide that the interest rate, maturity date and advance rate, with respect to the asset added to the multiple loan asset repurchase facility, would remain as it was under the specific repurchase agreement.   The Company may extend the facility for up to two one-year periods.

(2)	Interest rate is based on type of loan asset or loan security for which financing is provided. Weighted average interest rate on the Column repurchase facility at December 31, 2008 was 1.49%.
(3)	Collateral carrying value equals face value less discounts, unrealized losses and other than temporary impairment losses plus premiums and unrealized gains.

Concord utilizes interest rate swaps to manage interest rate risk. At December 31, 2008, Concord had $203,300,000 of notional amounts of hedges. The three counterparties of these arrangements are Credit Suisse International, KeyBank National Association and Bear Stearns Capital Management. Concord is exposed to credit risk in the event of non-performance by these counterparties.

CDO-1 Loan Assets and Loan Securities

Concord reduced its note payable under CDO-1 from $376,650,000 at December 31, 2007 to $347,525,000 at December 31, 2008 due to the repurchase of $29,125,000 in face value of its CDO-1 debt for $13,110,000.  Concord has retained an equity and junior debt interest in the portfolio with a notional amount of approximately $117,475,000.

The financing through CDO-1 enhanced Concord’s return on the loan assets and loan securities held in CDO-1 as the weighted average interest rate on the loan assets and loan securities held in CDO-1 at December 31, 2008 was 3.96% and the weighted average interest rate on the amount payable by Concord on its notes at December 31, 2008 was 0.95%.  Accordingly, assuming loan assets and loan securities are paid in accordance with their terms, Concord retains an average spread of the difference between the interest received on the loan assets and loan securities and the interest paid on notes payable.

CDO-1 loan assets, loan securities and note obligations at December 31, 2008 are summarized below (in thousands):

CDO-1 Loan Assets and Loan Securities December 31, 2008				CDO-1 Notes Payable December 31, 2008
Date Closed	Par Value of CDO Collateral (2)	Weighted Average Interest Rate	Weighted Average Life (years)	Outstanding CDO Notes (1)	Weighted Average Interest Rate	Stated Maturity	Net Collateral Value

12/21/06	$464,744	3.96%	2.81	$347,525	0.95%	12/2016	$117,475

(1)	Includes only notes held by third parties.
(2)	Consists of loan assets with a par value of $336,000 and loan securities with a par value of $128,744.

The following tables set forth the aggregate carrying values, allocation by loan type and weighted average coupons of the loan assets and loan securities held in CDO-1 as of December 31, 2008 (in thousands):

	Par Value	Carrying Value (1)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR

Whole loans, floating rate	$20,000	$20,000	4.31%	-	195 bps
Whole loans, fixed rate	30,267	30,140	6.51%	6.36%	-
Subordinate interests in whole loans, floating rate	108,864	108,847	23.42%	-	292 bps
Subordinate interests in whole loans, fixed rate	27,451	25,082	5.91%	7.45%	-
Mezzanine loans, floating rate	81,410	81,410	17.52%	-	218bps
Mezzanine loans, fixed rate	68,008	65,938	14.63%	6.99%	-
Loan securities, floating rate	106,368	75,240	22.89%	-	195 bps
Loan securities, fixed rate	22,376	12,713	4.81%	5.87%	-

Total/Average	$464,744	$419,370	100.00%	6.78%	227 bps

(1)	Net of discounts of $6,521 and unfunded commitments of $0.

Loan Position	Property Type	City	State	Par Value	Fixed or Float	Rate to Concord	Maturity Date	Extension Options

Whole Loan	Office	Phoenix	AZ	$20,000	Float	LIBOR + 1.95%	10/11/2009	2-1 yr options
Whole Loan	Office	Rochester	NY	6,300	Fixed	6.40%	3/1/2011	None
Whole Loan	Industrial	Phoenix	AZ	23,967	Fixed	6.35%	11/15/2016	None
B-Note	Hotel	Tucson	AZ	35,000	Float	LIBOR + 2.35%	8/9/2009	2-1 yr options
B-Note	Hotel	Beverly Hills	CA	33,000	Float	LIBOR + 2.75%	8/9/2009	2-1 yr options
B-Note	Hotel	Englewood	CO	9,000	Float	LIBOR + 2.0%	3/8/2010	2-1 yr options
B-Note	Mixed Use	Various	CO	17,264	Float	LIBOR + 2.85%	11/11/2009	2-1 yr options
B-Note	Office	Farmers Branch	TX	15,000	Fixed	8.59%	6/6/2016	None
B-Note	Office	Dallas	TX	14,600	Float	LIBOR + 1.77%	3/11/2009	3-1 yr options
B-Note	Office	Atlanta	GA	12,451	Fixed	6.08%	6/11/2010	None
Mezzanine	Hotel	New York	NY	20,900	Float	LIBOR + 2.50%	7/12/2010	1-1 yr option
Mezzanine	Hotel	New York	NY	5,518	Float	LIBOR + 2.50%	7/12/2010	1-1 yr option
Mezzanine	Multifamily	New York	NY	8,333	Fixed	5.88%	12/8/2016	None
Mezzanine	Multifamily	New York	NY	15,101	Fixed	5.88%	12/8/2016	None
Mezzanine	Office	New York	NY	5,150	Fixed	6.28%	3/1/2012	None
Mezzanine	Office	Somers	NY	20,000	Float	LIBOR + 4.25%	6/10/2009	2-1 yr options
Mezzanine	Office	Various	Various	19,993	Float	LIBOR + 1.50%	10/11/2009	2-1 yr options
Mezzanine	Office	Islandia	NY	16,924	Fixed	8.53%	8/6/2016	None
Mezzanine	Office	Honolulu	HI	11,000	Fixed	7.89%	9/1/2016	None
Mezzanine	Office	New York	NY	10,000	Fixed	5.91%	5/11/2020	None
Mezzanine	Office	Cerritos	NY	1,500	Fixed	10.00%	1/5/2017	None
Mezzanine	Retail	Various	Various	11,690	Float	LIBOR + 1.75%	8/10/2009	1-1 yr options
Mezzanine	Retail	Various	Various	3,309	Float	LIBOR + 1.75%	8/10/2009	1-1 yr options
			Total	$336,000

CDO-1 loan assets were diversified by industry as follows at December 31, 2008:

Industry	% of Par Value
Hospitality	30.78%
Office	45.52%
Mixed Use	5.14%
Retail	4.46%
Industrial	7.13%
Multi-family	6.97%
100.00%

The following table sets forth the maturity dates for the loan assets held in CDO-1 at December 31, 2008 (in thousands):

Year of Maturity (1)	Number of Loan Assets Maturity	Carrying Value	% of Total

2009	9	$174,840	52.76%
2010	4	46,890	14.15%
2011	1	6,300	1.90%
2012	1	5,045	1.52%
2013 and thereafter	8	98,342	29.67%

Total	23	$331,417	100.00%

(1)
Weighted average maturity is 3.0 years. The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth the maturity dates, assuming remaining extensions are exercised by the applicable borrower, for the loan assets held in CDO-1 at December 31, 2008 (in thousands):

Year of Maturity (1)	Number of Loan Assets Maturing		Carrying Value	% of Total

2009	-		-	-
2010	3		26,472	7.99%
2011	9		177,963	53.70%
2012	3		28,640	8.64%
2013 and thereafter	8		98,342	29.67%

Total	23	$	$331,417	100.00%

(1)	Weighted average maturity is 3.9 years. The calculation of weighted average maturity is based upon the remaining initial term and the exercise of any extension options available to the borrower.

The following tables set forth a summary of the loan securities held in CDO-1 at December 31, 2008 (in thousands):

Description	Par Value	Amortized Cost	Gross Unrealized Loss	Realized Loss	Carrying Value
Fixed rate	$22,376	$20,481	$-	$(7,768)	$12,713
Floating rate	106,368	106,325	(30)	(31,055)	75,240
Total	$128,744	$126,806	$(30)	$(38,823)	$87,953

				Ratings (1) (2)
Position-Loan	Asset Type	Certificate Class	Par Value	Moody’s	S&P	Fitch	Coupon

CSMC 2006 TF2A	Bond	H	$9,000	Baa1	BBB+	BBB+	LIBOR + 0.65
CSMC 2007 TFLA	Bond	K	2,000	Ba2	BB+	-	LIBOR + 1.05
BSCMS 2007 BBA8	Bond	K	6,500	Baa3	BBB-	-	LIBOR + 1.20
MSC 2007 XFLA	Bond	K	10,000	-	BBB-	BB	LIBOR + 1.25
WBCMT 2007 WHL8	Bond	L	3,800	-	BBB-	BBB-/*-	LIBOR + 1.75
BSCMS 2006 BBA7	Bond	K	4,786	-	BBB-	BBB-	LIBOR + 1.70
COMM 2005 FL11	Bond	L	10,918	-	BBB-/*-	BBB-/*-	LIBOR + 2.25
CSMC 2007 TFLA	Bond	L	3,500	B2	BB	-	LIBOR + 1.90
G Force CDO 2006	Bond	J	11,000	-	CCC-	B-	5.6%
LBFRC 06 LLFA	Bond	L	9,393	-	B-/*-	B	LIBOR + 1.70
BALL 2004 BBA4	Bond	K	7,000	-	B+	B	LIBOR + 3.10
BSCMS 2004 BA5A	Bond	K	13,000	-	B+	BBB-	LIBOR + 3.25
CSMC 2006 TF2A	Rake Bond	ARGB	5,500	Baa3	BB	BB-	LIBOR + 1.30
BACM 2005 6	Rake Bond	KCE	11,376	-	BBB	-	6.129%
GCCFC 2006 FL4A	Rake Bond	N-MET	2,151	-	-	BBB	LIBOR + 1.15
GSMS 2007 EOP	Rake Bond	K	2,000	-	BBB	BBB-	LIBOR + 1.05
GCCFC 2006 FL4A	Rake Bond	O-MET	4,812	-	-	BBB-	LIBOR + 1.35
GSMS 2007 EOP	Rake Bond	L	10,000	-	BB+	BB+	LIBOR + 1.30
GCCFC 2006 FL4A	Rake Bond	N-WSC	1,211	-	A-/*-	-	LIBOR + 0.75
GCCFC 2006 FL4A	Rake Bond	P-WSC	797	-	BB+/*-	-	LIBOR + 1.60
		Total	$128,744
(1)	(-) indicates that the agency has not published a rating for this security.
(2)	(*) indicates that the loan security is on credit watch.

Non CDO-1 Loan Assets and Loan Securities

The following tables set forth the aggregate carrying values, allocation by investment type and weighted average yields of loan assets and loan securities held by Concord outside of CDO-1 as of December 31, 2008 (in thousands):

	Par Value	Carrying Value (1)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR

Whole loans, floating rate	$109,172	$105,172	16.93%	-	182 bps
Whole loans, fixed rate	39,900	30,000	6.19%	9.15%	-
Subordinate interests in whole loans, floating rate	148,645	144,577	23.05%	-	216 bps
Subordinate interests in whole loans, fixed rate	15,750	14,291	2.44%	8.63%	-
Mezzanine loans, floating rate	190,334	188,621	29.52%	-	215 bps
Mezzanine loans, fixed rate	65,702	54,098	10.19%	8.35%	-
Loan securities, floating rate	75,364	30,538	11.68%	-	141 bps
Loan loss reserve	-	(5,032)	-	-	-

Total/Average	$644,867	$562,265	100.00%	8.65%	198 bps

(1)	Net of discounts of $6,999, loan loss reserves of $31,053, impairment charges of $44,670, and a positive mark to market adjustment of $120.

Loan Position	Property Type	City	State	Par Value	Fixed or Float	Rate to Concord	Maturity Date	Extension Options

Whole Loan (1)	Hotel	Palm Beach	FL	$19,000	Fixed	12%	6/30/2009	1-1 yr option
Whole Loan (2)	Multifamily	Columbus	OH	20,900	Fixed	6.56%	11/21/2011	None
Whole Loan	Office	San Francisco	CA	41,600	Float	LIBOR + 1.59%	1/9/2010	2-1 yr options
Whole Loan (3)	Office	San Francisco	CA	30,353	Float	LIBOR + 1.59%	1/9/2010	2-1 yr options
Whole Loan (4)	Office	Fort Lee	NJ	28,000	Float	LIBOR + 2.50%	3/9/2009	3-1 yr options
Whole Loan	Office	Phoenix	AZ	9,219	Float	LIBOR + 1.50%	11/9/2009	2-1 yr options
B-Note	Hotel	New York	NY	30,700	Float	LIBOR + 2.0%	11/9/2009	2-1 yr options
B-Note	Hotel	New York	NY	30,000	Float	LIBOR + 2.0%	11/9/2009	2-1 yr options
B-Note	Hotel	Various	Various	13,448	Float	LIBOR + 2.15%	11/9/2009	2-1 yr options
B-Note	Hotel	Honolulu	HI	6,452	Float	LIBOR + 1.88%	10/1/2009	2-1 yr options
B-Note	Office	Greenwich	CT	26,000	Float	LIBOR + 2.85%	3/9/2009	3-1 yr options
B-Note	Office	Farmers Branch	TX	15,750	Fixed	8.59%	6/6/2016	None
B-Note	Office	Houston	TX	15,000	Float	LIBOR + 1.75%	7/1/2009	2-1 yr options
B-Note	Office	New York	NY	15,000	Float	LIBOR + 1.51%	11/1/2009	2-1 yr options
B-Note (5)	Office	Dallas	TX	2,182	Float	LIBOR + 1.77%	3/11/2009	3-1 yr options
B-Note (6)	Office	San Antonio	TX	9,413	Float	LIBOR + 3.25%	1/10/2009	3-1 yr options
C-Note (6)	Office	San Antonio	TX	450	Float	LIBOR + 3.25%	1/10/2009	3-1 yr options
Mezzanine	Hotel	New York	NY	71,530	Float	LIBOR + 1.85%	2/1/2010	2-1 yr options
Mezzanine	Hotel	Various	Various	50,000	Float	LIBOR + 2.25%	5/9/2012	None
Mezzanine	Hotel	New York	NY	6,082	Float	LIBOR + 2.50%	7/12/2010	1-1 yr option
Mezzanine	Hotel	Various	Various	5,499	Float	LIBOR + 1.55%	5/12/2009	2-1 yr option
Mezzanine	Hotel	Catalina	AZ	4,515	Fixed	14.00%	1/1/2013	None
Mezzanine	Industrial	Shirley	NY	1,500	Fixed	12.00%	5/1/2016	None
Mezzanine	Mixed Use	New York	NY	3,501	Fixed	6.79%	7/11/2017	None
Mezzanine	Multifamily	Various	Various	20,000	Float	LIBOR + 1.23%	7/9/2009	3-1 yr options
Mezzanine	Multifamily	Meriden	CT	3,500	Fixed	12.00%	2/1/2012	None
Mezzanine	Multifamily	Albuquerque	NM	1,466	Fixed	12.50%	11/1/2009	None
Mezzanine	Multifamily	New York	NY	1,565	Fixed	5.88%	12/8/2016	None
Mezzanine	Office	New York	NY	20,000	Fixed	6.28%	3/1/2012	None
Mezzanine	Office	New York	NY	17,000	Fixed	6.50%	2/1/2017	None
Mezzanine	Office	Dallas	TX	7,637	Fixed	11.04%	9/8/2010	None
Mezzanine	Office	Various	CA	7,223	Float	LIBOR + 2.55%	1/9/2010	2-1 yr options
Mezzanine	Office	East Hartford	CT	1,900	Fixed	12.00%	10/1/2016	None
Mezzanine	Office	Clifton	NJ	3,118	Fixed	10.96%	12/6/2013	None
Mezzanine	Mixed Use	Pasadena	CA	30,000	Float	LIBOR + 3.25%	2/9/2010	None
			Total	$569,503

(1)
Concord entered into an agreement with the borrower which provides for interest from September 2008 through December 2008 to accrue and Concord received additional collateral.  Loan is in default and Concord has commenced foreclosure proceedings.

(2)	Loan is in default. A receiver has been appointed with respect to the properties and Concord is proceeding with an action to foreclose on the properties.
(3)	Par value does not include future funding requirements of $3,147 which is subject to satisfaction of certain conditions by the borrower.
(4)	Property is currently 100% vacant.
(5)	Par value does not include future funding requirements of $8,718 which is subject to satisfaction of certain conditions by the borrower.
(6)	Loan matured on January 10, 2009. Borrower continues to make monthly debt service payments and is currently negotiating with the servicer of the loan to extend the term.

Concord’s non CDO-1 loan assets were diversified by industry as follows at December 31, 2008:

Industry	% of Par Value

Hospitality	41.65%
Office	43.88%
Mixed Use	5.88%
Retail	-
Industrial	0.26%
Multi-family	8.33%
100.00%

The following table sets forth the maturity dates, assuming no remaining extensions are exercised by the applicable borrower, for Concord’s non CDO-1 loan assets:

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2009	18	$254,355	47.84%
2010	5	154,164	28.98%
2011	1	16,000	3.01%
2012	3	70,576	13.27%
2013 and thereafter	8	41,664	7.84%
Loan loss reserve		(5,032)	(0.94)%
Total	35	$531,727	100.00%

(1)
The calculation of weighted average maturity of 1.7 years is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth the maturity dates, assuming all remaining extensions are exercised, for Concord’s non CDO-1 loan assets:

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2009	1	1,438	0.27%
2010	3	48,711	9.16%
2011	10	147,388	27.72%
2012	13	297,558	55.95%
2013 and thereafter	8	41,664	7.84%
Loan loss reserve		(5,032)	(0.94)%
Total	35	$531,727	100.00%

(1)	The calculation of weighted average maturity of 3.2 years is based upon the remaining term, assuming the exercise of all extension options available to the borrower.

The following tables summarize Concord’s non CDO-1 loan securities at December 31, 2008 (in thousands):

Description	Par Value	Amortized Cost	Gross Unrealized Gain	Impairment Loss	Carrying Value
Floating rate	$75,364	$75,088	$120	$(44,670)	$30,538

				Ratings (1) (2)
Position-Loan	Asset Type	Certificate Class	Face Value	Moody’s	S&P	Fitch	Coupon

CBRE 2007-1A	Bond	F	$12,500	Baa1	BBB-	BBB+	3M L + 1.10
NEWCA 2006 8A	Bond	8	11,500	Baa1	-	BBB+	LIBOR + 1.45
WBCMT 2007 WHL8	Bond	K	5,197	-	BBB	BBB/*-	LIBOR + 1.25
WBCMT 2007 WHL8	Bond	L	8,703	-	BBB-	BBB-/*-	LIBOR + 1.75
CSMC 2007 TFLA	Bond	L	1,500	B2	BB	-	LIBOR + 1.90
MSC 2006 XLF	Bond	M	14,246	-	D	B-	LIBOR + 1.65
GCCFC 2006 FL4A	Rake Bond	N-2600	1,381	-	-	BB+	LIBOR + 0.65
GCCFC 2006 FL4A	Rake Bond	O-2600	1,966	-	-	BB	LIBOR + 0.80
GCCFC 2006 FL4A	Rake Bond	N-PDS	1,094	-	BBB+	-	LIBOR + 1.10
GCCFC 2006 FL4A	Rake Bond	P-2600	1,303	-	-	BB	LIBOR + 1.40
GCCFC 2006 FL4A	Rake Bond	N-MON	1,133	-	B	-	LIBOR + 1.40
GCCFC 2006 FL4A	Rake Bond	O-WSC	1,063	-	BBB/*-	-	LIBOR + 1.30
GCCFC 2006 FL4A	Rake Bond	N-SCR	894	-	-	BBB	LIBOR + 1.40
GCCFC 2006 FL4A	Rake Bond	Q-2600	1,714	-	-	BB-	LIBOR + 1.60
WBCMT 2007 WHL8	Rake Bond	MH2	3,200	-	BB	-	LIBOR + 1.05
GCCFC 2006 FL4A	Rake Bond	O-MON	1,474	-	B-	-	LIBOR + 1.60
GCCFC 2006 FL4A	Rake Bond	O-PDS	1,077	-	BBB-	-	LIBOR + 1.60
GCCFC 2006 FL4A	Rake Bond	O-MET	1,784	-	-	BBB-	LIBOR + 1.35
GCCFC 2006 FL4A	Rake Bond	N-NZH	2,257	-	-	BB-	LIBOR + 1.60
GCCFC 2006 FL4A	Rake Bond	O-SCR	1,378	-	-	BBB-	LIBOR + 1.60
		Total	$75,364

(1)	(-) indicates that the agency has not published a rating for this security.
(2)	(*) indicates that the loan security is on credit watch.

Critical Accounting Policies and Estimates

Impairment

We routinely evaluate the carrying value of our operating properties, loan assets, loan securities and investments.  We evaluate the need for an impairment loss on a real estate asset when indicators of impairment are present and the projected undiscounted cash flows from the asset are not sufficient to recover the asset’s carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The projection of cash flows used in the impairment evaluation involves significant judgment by management.

In December 2008 we recorded a $2,100,000 impairment on our Andover, Massachusetts property as a result of indications from our existing tenant that it will not renew its lease, due to expire in December 2009.  There were no property impairments recorded for the years ended December 31, 2007 and 2006.

We also invest in mezzanine loans.  In connection with these mezzanine loans, we may also acquire an ownership interest in the borrower that allows us to participate in a percentage of the underlying property’s cash flow from operations as well as proceeds from a sale or refinancing.  At the inception of each such investment, management determines whether such investment should be accounted for as a loan, preferred equity, venture or as real estate.  This requires management judgment in evaluating the substance of the investment.  The loan classification impacts the timing and amount of income recognized from the investment.  We currently classify all of our mezzanine loans, where we also acquire an ownership interest in the borrower and receive a preferred return as preferred equity investments.  During 2008, an other-than-temporary impairment was recorded on our mezzanine investment on our Lansing, Michigan property. Additionally, we recorded an other-than-temporary impairment on our mezzanine investments on a three building suburban office complex in Schaumburg, Illinois.  Determining whether a mezzanine investment is other-than-temporarily impaired requires significant judgment. This evaluation includes consideration of the length of time and extent to which the fair value of an investment has been less than its cost basis, our intent and ability to hold the mezzanine investments until a forecasted recovery in value and the collateral underlying the mezzanine investments.  As a result of this other-than temporary impairment, we recognized a loss from preferred equity investments of $7,513,000. There were no other-than-temporary impairments recorded on our preferred equity investments for the years ended December 31, 2007 and 2006.

In addition, our loan assets are periodically evaluated for possible impairment in order to determine whether it is necessary to establish a loan loss reserve.  In some instances, if a borrower is experiencing difficulties making loan payments, we may assist the borrower to address the problems, which could include extending the loan term, making additional advances, or reducing required payments.  A loan is considered to be impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the existing contractual terms of the loan.  Impairment is then measured based on the present value of expected future cash flows or if the loan is collateral dependent, the fair value of the collateral.  When a loan is considered to be impaired, the Trust will establish a reserve for loan losses and record a corresponding charge to earnings.  Significant judgments are required in determining impairment.  The Trust does not record interest income on impaired loans.  Any cash receipts on impaired loans are recorded as a recovery reducing the reserve for loan losses.  During 2008 the Trust recorded a $1,179,000 provision for loss on loans receivable related to four of its loans.  The Trust recorded a provision for loss on loans receivable of $1,266,000 and $0 for the years ended December 31, 2007 and 2006, respectively.

We invest in REIT Securities which are classified as available for sale securities.  A decline in the market value of any available-for-sale marketable security below its cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value.  The impairment is charged to operations and a new cost basis for the security is established.  The determination of whether an available-for-sale marketable security is other-than-temporarily impaired requires significant judgment and requires consideration of available quantitative and qualitative evidence in evaluating the potential impairment.  Factors evaluated to determine whether the investment is other-than-temporarily impaired include: significant deterioration in the issuer’s earnings performance, credit rating, asset quality, business prospects of the issuer, adverse changes in the general market conditions in which the issuer operates, length of time that the fair value has been below our cost, our expected future cash flows from the security and our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.  Judgments associated with these factors are subject to future market and economic conditions, which could differ from our assessment.  During 2008 and 2007, we determined that certain securities had sustained other-than-temporary impairments and, as a result, we recognized impairment losses of $207,000 and $18,218,000, respectively.  There were no impairment losses recorded for the year ended December 31, 2006.

Our equity and venture investments are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable.  The ultimate realization of our equity investments is dependent on a number of factors including the performance of each investment and market conditions.  In December 2008 we recorded an impairment loss of $36,543,000 related to our investment in Lex-Win Concord.

Finally, estimates are used when accounting for the allowance for contingent liabilities and other commitments.  Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.  All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

Variable Interest Entities

The Trust has evaluated its loans and investments to determine whether they are variable interests in a variable interest entity (“VIE”).  Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”) requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that incurs a majority of the VIE’s anticipated losses and/or a majority of its expected returns.

In December 2008 the Company adopted FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN46R-8").  Among other things, FSP FAS 140-4 and FIN46R-8 require enhanced disclosures with respect to variable interest entities to provide financial statement users with an understanding of the significant judgments and assumptions made by the Company in its determination of whether it must consolidate variable interest entities.

At December 31, 2008 we have identified six convertible mezzanine loans related to the Marc Realty portfolio to be variable interests in a VIE.  We have determined that we are not the primary beneficiary of the underlying borrowing entities of these six mezzanine loans as we do not anticipate absorbing a majority of the expected losses due to our preferred return position.  These loans, with a carrying value of $5,522,000 net of other-than-temporary impairment losses of $4,926,000, are accounted for as preferred equity in our consolidated balance sheet.

Recently Issued Accounting Standards

See “Item 1. Financial Statements - Note 2.”

ITEM 7A – QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates.  Market interest rates are highly sensitive to many factors beyond our control.  Various financial vehicles exist which would allow management to mitigate the potential negative effects of interest rate fluctuations on our cash flow and earnings.

Our liabilities include both fixed and variable rate debt.  As discussed in ITEM 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations, we seek to limit our risk to interest rate fluctuations through match financing on our loan assets and loan securities as well as through hedging transactions.  In this regard, we entered into the following agreements:

•
An interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80%.  We made a $40,000,000 prepayment on KeyBank’s floating rate debt during the second quarter of 2007.  As a result, we settled a portion of the existing interest rate swap with a notional amount of $14,000,000 for $366,000, resulting in an unrealized gain which will be amortized to income over the remaining life of the swap.  The outstanding balance at December 31, 2008 on this loan is approximately $24,983,000.

The fair value of our debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, exceeded its carrying value by $633,000 at December 31, 2008 and was less than its carrying value by $1,101,000 at December 31, 2007.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at December 31, 2008 (in thousands):

	Change in LIBOR(2)
	-0.43625%	1%	2%	3%

Change in consolidated interest expense	$(84)	$193	$386	$579
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(1,014)	2,324	4,649	6,973
Minority partners share	16	(38)	(76)	(114)
(Increase) decrease in net income	$(1,082)	$2,479	$4,959	$7,438

(1)	Represents our pro-rata share of a change in interest expense in our equity investment – Concord.
(2)	The one month LIBOR rate at December 31, 2008 was 0.43625%.

We believe that due to our significant investment in a non-consolidated entity (Concord), the presentation of our pro-rata share of a change in interest expense from this entity is important to fully understand our exposure to fluctuations in interest rates.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.  In addition, as of December 31, 2008 our pro-rata share of Lex-Win Concord’s variable rate mortgage loan assets and loan securities with a face value aggregating $420,079,000 partially mitigate our exposure to change in interest rates.

Market Value Risk

Our hedge transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract.  The three counterparties of these arrangements are Credit Suisse International, KeyBank National Association and Bear Stearns Capital Management.  We do not anticipate that any of these counterparties will fail to meet their obligations.  There can be no assurance that we will adequately protect against the foregoing risks and that we will ultimately realize an economic benefit that exceeds the related assets incurred in connection with engaging in such hedging strategies.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Reports of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets as of December 31, 2008 and 2007	63

Consolidated Statements of Operations and Comprehensive Income
for the Years Ended December 31, 2008, 2007 and 2006	64

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2008, 2007 and 2006	65

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008, 2007 and 2006	66

Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Winthrop Realty Trust

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Winthrop Realty Trust and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits in 2008 and 2007.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

We also have audited the adjustments to the 2006 earnings per share to retrospectively apply the effect of the reverse stock split of the Company's Common Shares of Beneficial Interest, as described in Note 2. In our oppinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2006 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 financial statement taken as a whole.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees
and Shareholders of
Winthrop Realty Trust
Boston, Massachusetts

We have audited, before the effects of the reverse stock split discussed in Note 2 to the accompanying consolidated financial statements, consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows of Winthrop Realty Trust and subsidiaries (the “Trust”) (formerly known as First Union Real Estate Equity and Mortgage Investments) for the year ended December 31, 2006. Our audit also included the 2006 information included in the financial statement schedule listed in the index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year end December 31, 2006  before the effects of the reverse stock split discussed in Note 2 to the consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of Winthrop Realty Trust and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the 2006 information included in such financial statement schedule, when considered in relation to the basic 2006 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments made to retrospectively apply the reverse stock split discussed in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments have been properly applied. The retrospective adjustments were audited by other auditors.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 16, 2007
(October 2, 2007, as to the restatement as discussed in Note 23)

WINTHROP REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
	December 31,
	2008	2007
ASSETS
Investments in real estate, at cost
Land	$21,344	$21,325
Buildings and improvements	246,362	244,965
	267,706	266,290
Less: accumulated depreciation	(25,901)	(19,214)
Investments in real estate, net	241,805	247,076

Cash and cash equivalents	59,238	36,654
Restricted cash held in escrows	14,353	5,978
Mortgage-backed securities available for sale pledged under repurchase agreements	-	78,141
Loans receivable, net of reserve of $2,445 and $1,266, respectively	22,876	12,496
Accounts receivable, net of reserve of $225 and $163, respectively	14,028	20,835
Securities carried at fair value	36,516	-
Available for sale securities, net	184	51,804
Preferred equity investment	50,624	74,573
Equity investments	92,202	179,475
Lease intangibles, net	25,929	31,964
Deferred financing costs, net	3,218	5,309
Assets of discontinued operations	-	1,112
Deposit for purchase of Series B-1 Preferred Shares	17,081	-
Other assets	40	30
TOTAL ASSETS	$578,094	$745,447

LIABILITIES
Mortgage loans payable	$229,737	$236,925
Repurchase agreements	-	75,175
Series B-1 Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference; 2,413,105 and 3,930,657 shares authorized and outstanding at December 31, 2008 and 2007, respectively	60,328	98,266
Note payable	9,800	-
Accounts payable and accrued liabilities	8,596	12,046
Dividends payable	5,934	16,242
Deferred income	795	-
Below market lease intangibles, net	3,696	5,021
TOTAL LIABILITIES	318,886	443,675

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	10,958	9,978

SHAREHOLDERS’ EQUITY
Common shares, $1 par, unlimited shares authorized; 15,754,495 and 13,258,367 issued and outstanding in 2008 and 2007, respectively	15,754	66,292
Additional paid-in capital	460,956	358,145
Accumulated distributions in excess of net income	(213,284)	(124,553)
Accumulated other comprehensive loss	(15,176)	(8,090)
Total Shareholders’ Equity	248,250	291,794

TOTAL LIABILITIES, MINORITY INTEREST & SHAREHOLDERS’ EQUITY	$578,094	$745,447

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)
	Years Ended December 31,
	2008	2007	2006
Revenue
Rents and reimbursements	$43,342	$40,485	$38,837
Interest and dividends	2,448	10,829	14,035
	45,790	51,314	52,872
Expenses
Property operating	7,407	5,851	4,054
Real estate taxes	2,549	2,139	1,879
Depreciation and amortization	12,094	12,688	11,216
Interest	22,278	31,477	31,059
Impairment loss on investments in real estate	2,100	-	-
Impairment loss on available for sale securities	207	18,218	-
Provision for loss on loan receivable	1,179	1,266	-
State and local taxes	330	417	238
General and administrative	6,887	8,342	2,682
	55,031	80,398	51,128
Other income (loss)
Earnings (loss) from preferred equity investments	(1,645)	11,836	6,849
Equity in (loss) earnings of equity investments	(69,310)	3,647	8,569
Gain on sale of available for sale securities	1,580	10,187	8,130
Gain on sale of mortgage-backed securities	454	-	-
Unrealized gain on securities carried at fair value	24	-	-
Gain on sale of other assets	24	1,997	-
Gain (loss) on early extinguishment of debt	6,284	(369)	(647)
Interest income	1,670	3,149	1,630
Gain on exchange of equity investment	-	-	9,285
Assignment of exclusivity agreement – net lease assets	-	-	9,500
Other income	499	700	530
	(60,420)	31,147	43,846

(Loss) income from continuing operations before minority interest	(69,661)	2,063	45,590
Minority interest	483	578	2,764
(Loss) income from continuing operations	(70,144)	1,485	42,826

Discontinued operations
Income from discontinued operations	161	996	110
Gain on sale of real estate	1,807	-	-
Income from discontinued operations	1,968	996	110
Net (loss) income applicable to common shares	$(68,176)	$2,481	$42,936
Comprehensive (loss) income
Net (loss) income	$(68,176)	$2,481	$42,936
Change in unrealized gain (loss) on available for sale securities	1,662	(19,704)	6,115
Change in unrealized gain on mortgage-backed securities	190	1,250	406
Change in unrealized loss on interest rate derivative	(743)	(1,553)	(269)
Change in unrealized gain (loss) from equity investments	(6,137)	(8,390)	-
Less reclassification adjustment included in net income	(2,058)	15,270	(8,130)
Comprehensive (loss) income	$(75,262)	$(10,646)	$41,058

Per Common Share Data – Basic:
Income from continuing operations	$(4.72)	$0.11	$3.66
Income from discontinued operations	0.13	0.08	0.01
Net income	$(4.59)	$0.19	$3.67

Per Common Share Data – Diluted:
Income from continuing operations	$(4.72)	$0.11	$3.56
Income from discontinued operations	0.13	0.08	0.01
Net income	$(4.59)	$0.19	$3.57

Basic Weighted-Average Common Shares	14,866	13,165	9,328

Diluted Weighted-Average Common Shares	14,866	13,178	13,874

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except per share data)

	Series A					Accumulated		Accumulated
	Preferred Shares		Common Shares		Additional	Distributions		Other
	of Beneficial Interest		of Beneficial Interest		Paid-In	in Excess of		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income		Income		Total

Balance, December 31, 2005	983	$23,131	7,116	$35,581	$221,386	$(127,407)		$6,915		$159,606

Net income	-	-	-	-	-	42,936		-		42,936
Dividends paid or accrued on Common
Shares of Beneficial Interest ($1.50 per share)	-	-	-	-	-	(16,069)		-		(16,069)
Change in unrealized loss on available for sale securities, net of reclassification adjustments for amounts included in net income	-	-	-	-	-	-		(2,015)		(2,015)
Change in unrealized loss on mortgage backed securities held for sale	-	-	-	-	-	-		406		406
Change in unrealized gain on interest rate derivatives	-	-	-	-	-	-		(269)		(269)
Redemption of Series A-1 Preferred
Shares for Common Shares	(983)	(23,131)	968	4,837	18,294	-		-		-
Conversion of Series B-1 Preferred
Shares to Common Shares	-	-	11	56	194	-		-		250
Issuance of Common Shares in rights offering	-	-	1,044	5,220	21,902	-		-		27,122
Issuance of Common Shares	-	-	3,910	19,550	91,264	-		-		110,814
Stock issued under dividend reinvestment plan	-	-	25	126	679	-		-		805
Balance, December 31, 2006	-	-	13,074	65,370	353,719	(100,540)		5,037		323,586

Cumulative effect, change in accounting principle	-	-	-	-	-	1,916		-		1,916
Net income	-	-	-	-	-	2,481		-		2,481
Dividends paid or accrued on Common Shares of Beneficial Interest ($02.15 per share)	-	-	-	-	-	(28,410)		-		(28,410)
Change in unrealized loss on available for sale securities, net of reclassification adjustments for amounts included in net income	-	-	-	-	-	-		(4,434)		(4,434)
Change in unrealized loss on mortgage backed securities held for sale	-	-	-	-	-	-		1,250		1,250
Change in unrealized gain on interest rate derivatives	-	-	-	-	-	-		(1,553)		(1,553)
Change in unrealized loss from equity investments	-	-	-	-	-	-		(8,390)		(8,390)
Conversion of Series B-1 Preferred Shares to Common Shares	-	-	66	330	1,097	-		-		1,427
Stock issued under dividend reinvestment plan	-	-	118	592	3,329	-		-		3,921
Balance, December 31, 2007	-	-	13,258	66,292	358,145	(124,553)		(8,090)		291,794

Net loss	-	-	-	-	-	(68,176)		-		(68,176)
Dividends paid or accrued on Common Shares of beneficial interest ($1.35 per share)	-	-	-	-	-	(20,555)		-		(20,555)
Change in unrealized loss on available for sale securities, net of reclassification adjustments for amounts included in net income	-	-	-	-	-	-		58		58
Change in unrealized loss on mortgage backed securities held for sale	-	-	-	-	-	-		(264)		(264)
Change in unrealized gain on interest rate derivatives	-	-	-	-	-	-		(743)		(743)
Change in unrealized loss from equity investments	-	-	-	-	-	-		(6,137)		(6,137)
Effect of the Reverse Split	-	-	-	(63,298)	63,298	-		-		-
Partial shares retired due to Reverse Split	-	-	(1)	(5)	(5)	-		-		(10)
Purchase and retirement of Common Shares	-	-	(70)	(70)	(860)	-		-		(930)
Conversion of Series B-1 Preferred
Shares to Common Shares	-	-	548	2,742	9,190	-		-		11,932
Issuance of Common Shares in rights offer	-	-	1,769	8,845	28,029	-		-		36,874
Stock issued under dividend reinvestment plan	-	-	250	1,248	3,159	-		-		4,407
Balance, December 31, 2008	-	$-	15,754	$15,754	$460,956	$(213,284	) $	(15,176	) $	248,250

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(68,176)	$2,481	$42,936
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	8,072	8,086	7,809
Amortization of lease intangibles	5,507	7,673	5,595
Straight-lining of rental income	(1,701)	(1,825)	(1,920)
Earnings of preferred equity investments less than (in excess of) distributions	7,609	(12)	35
Earnings on equity investments less than (in excess of) distributions	76,188	(1,563)	(170)
Restricted cash held in escrows	(318)	(148)	(45)
Minority interest	483	578	2,764
Gain on assignment of exclusivity agreement	-	-	(9,500)
Gain on sale of available for sale securities	(1,580)	(10,187)	(8,130)
Gain on sale of mortgage-backed securities available for sale	(454)	-	-
Gain on sale of investments in real estate	(1,807)	-	-
Unrealized gain on available for sale securities	(24)	-	-
Gain on sale of equity investment	-	-	(9,285)
Winn-Dixie legal settlement income	-	-	(1,108)
(Gain) loss on early extinguishment of debt	(6,284)	369	126
Impairment loss	2,307	18,218	-
Provision for loss on loan receivable	1,179	1,266	-
Increase in deferred income	795	-	-
Bad debt expense (recovery)	62	71	(22)
Interest receivable on loans	(70)	435	54
Net changes in other operating assets and liabilities	4,084	(3,288)	(1,452)

Net cash provided by operating activities	25,872	22,154	27,687

Cash flows from investing activities
Investments in real estate	(3,901)	(9,716)	(38,749)
Purchase of mortgage-backed securities available for sale	-	-	(23,850)
Proceeds from repayments of mortgage-backed securities available for sale	78,318	38,694	34,352
Investment in equity investments	(14,093)	(98,201)	(96,812)
Investment in preferred equity investments	(4,973)	(17,669)	(1,843)
Return of equity on equity investments	19,041	10,000	-
Return of capital distribution from available for sale securities	-	10,047	-
Proceeds from preferred equity investments	21,273	16,162	7,108
Purchase of available for sale securities	(5,055)	(3,172)	(4,986)
Purchase of securities carried at fair value	(36,896)	-	-
Proceeds from sale of available for sale securities	58,088	24,004	29,831
Proceeds from sale of securities carried at fair value	422	-	-
Decrease in restricted cash held in escrows	(252)	(1,523)	(3,776)
Issuance and acquisition of loans receivable	(24,124)	(9,224)	(22,554)
Collection of loans receivable	12,635	64,360	8,589
Cash proceeds from foreclosure on property	-	1,347	-

Net cash provided by (used in) investing activities	100,483	25,109	(112,690)
(continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, continued)

	Years Ended December 31,
	2008	2007	2006
Cash flows from financing activities
Borrowings under repurchase agreements	-	-	23,070
Repayment of borrowings under repurchase agreements	(75,175)	(36,736)	(32,875)
Proceeds from mortgage loans payable	875	51,693	89,522
Principal payments of mortgage loans payable	(8,063)	(47,536)	(32,281)
Deposit on Series B-1 Preferred Shares	(17,081)	-	-
Redemption of Series B-1 Preferred Shares	(18,583)	-	-
Restricted cash held in escrows	(5,127)	140	-
Payments of loans payable	-	(30,004)	(21)
Proceeds from note payable	9,800	-	-
Proceeds from revolving line of credit	70,000	-	77,000
Payment of revolving line of credit	(70,000)	-	(93,000)
Deferred financing costs	(392)	(887)	(1,813)
Contribution by minority interests	600	787	3,246
Distribution to minority interests	(103)	(21,438)	(3,486)
Issuance of common shares	-	-	110,814
Issuance of common shares through rights offering	36,874	-	27,122
Issuance of common shares under dividend reinvestment plan	4,407	3,921	805
Purchase and retirement of Common Shares	(930)	-	-
Redemption of common shares through Reverse Split	(10)	-	-
Dividends paid on Series A preferred shares	-	-	(516)
Dividends paid on common shares	(30,863)	(20,012)	(12,139)

Net cash (used in) provided by financing activities	(103,771)	(100,072)	155,448

Net increase (decrease) in cash and cash equivalents	22,584	(52,809)	70,445
Cash and cash equivalents at beginning of year	36,654	89,463	19,018

Cash and cash equivalents at end of year	$59,238	$36,654	$89,463

Supplemental Disclosure of Cash Flow Information
Interest paid	$25,167	$27,056	$28,886

Taxes paid	$189	$513	$667

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$5,934	$16,242	$7,844

Redemption of Class A-1 Preferred Shares to Common Shares	$-	$-	$23,131

Conversion of Series B-1 Preferred Shares into Common Shares	$12,339	$1,484	$-

Capital expenditures accrued	$358	$120	$-

Impact of adoption of FIN 48	$-	$1,916	$-

River City foreclosure:
Loan and interest receivable	-	12,082	-
Land	-	(1,149)	-
Buildings and improvements	-	(9,989)	-
Lease intangibles	-	(1,944)	-
Below market lease intangibles	-	1,290	-
Accounts payable and accrued liabilities	-	1,057	-
Net cash provided by foreclosure of River City	$-	$1,347	$-

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Winthrop Realty Trust  (the “REIT”) is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 31, 2005, which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments.

Effective January 1, 2005, the REIT conducts its business through WRT Realty L.P., a Delaware limited partnership (the “Operating Partnership”). The REIT is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interest in the Operating Partnership. The transfer of the REIT’s assets and liabilities to the Operating Partnership had no effect on the REIT’s financial statements.  All references to the “Trust” refer to the REIT and its consolidated subsidiaries, including the Operating Partnership.

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas:  (i) ownership of operating properties (“operating properties”); (ii) origination and acquisition of loans and debt securities secured directly or indirectly by commercial real property (“loan assets and loan securities”), including collateral mortgage-backed securities and collateral debt obligation securities; and (iii) equity and debt interests in other REITs (“REIT securities”).

2.	Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements represent the consolidated results of the REIT, its wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp. (“TRS”), the Operating Partnership, and wholly-owned subsidiaries and certain partially-owned entities in which the Operating Partnership owns either (i) a controlling interest or (ii) is the primary beneficiary of a variable interest entity.  TRS’ sole asset is a 0.2% ownership interest in the Operating Partnership.

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

Reverse Stock Split

In November 2008 the Trust effected a 1-for-5 reverse stock split (the "Reverse Split") of its Common Shares of Beneficial Interest (“Common Shares”) pursuant to which each of five Common Shares issued and outstanding as of the close of the market on November 28, 2008 were automatically combined into one Common Share, subject to the elimination of fractional shares.  All references to Common Shares outstanding, per Common Share amounts and stock option data have been restated to reflect the effect of the Reverse Split for all periods presented.

Shareholders’ Equity at December 31, 2008 reflects the Reverse Split by reclassifying from Common Shares to Additional Paid-In Capital an amount equal to the par value of the reduced shares resulting from the Reverse Split.  Any fractional shares resulting from the Reverse Split have been redeemed for cash in lieu of shares.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation due to the reporting of discontinued operations for assets classified as held for sale in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Discontinued operations for the periods presented include the Trust’s property in Biloxi, Mississippi.  The Trust reclassified its St. Louis, Missouri property back into continuing operations, discussed further in Note 17.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Out of Period Adjustment - 2007

During the fourth quarter of 2007, the Trust determined that there was an error in the amortization period of certain in place lease and above market lease assets.  The Trust determined that the intangible assets were not being properly amortized over the appropriate tenant lease term. Amortization was understated by approximately $1,024,000 for the year ended December 31, 2006 and approximately $256,000 for each of the quarters ended March 31, June 30 and September 30, 2007.  The Trust concluded that the adjustment was not material to any prior period consolidated financial statements, or that the cumulative adjustment was not material to the year ended December 31, 2007. As such, the cumulative effect which totaled approximately $1,792,000 was recorded in the consolidated statement of operations as an out of period adjustment in the fourth quarter of 2007.  The effect of this adjustment for the year ended December 31, 2007 was to decrease income from continuing operations by approximately $1,024,000.  There was no impact on cash flow from operations for the year ended December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the amounts of revenue and expenses during the reporting period.  The estimates that are particularly susceptible to change relate to management’s estimate of the impairment of real estate, loans and investments in ventures, real estate securities for sale and mortgage-backed securities available for sale.  In addition, estimates are used when accounting for the allowance for doubtful accounts.  All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” and we allocate purchase price based on these assessments.  We assess fair value based on estimated cash flow projections and utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

In accordance with SFAS No. 144, “Long-Lived Assets,” real estate investments and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The Trust recorded impairment charges on its real estate investments of $2,100,000 for the year ended December 31, 2008.  No impairment charges were recorded for the years ended December 31, 2007 and 2006.  Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities are classified separately as discontinued operations in the consolidated balance sheet.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with maturities of three months or less.  The Trust maintains cash and cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.  Previously, the Trust reported interest income earned in cash and cash equivalents as revenue.  Commencing in 2007, the Trust determined that it should classify interest income earned on cash and cash equivalents as other income.  Although the Trust believes this interest income was not material to prior periods, the Trust has elected to revise the prior period classification for consistency purposes.

Restricted Cash

Restricted cash in escrow accounts and deposits securing a loan payable include cash reserves for tenant improvements, leasing commissions, real estate taxes and other expenses pursuant to the loan agreements.

Mortgage-Backed Securities

Mortgage-backed securities are designated as available-for-sale and carried at their estimated fair value. Unrealized gains and temporary losses are excluded from earnings and reported in other comprehensive income or loss.  Charges for other than temporary impairments are included in net income.  Interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities are amortized and recorded in interest income over the life of such securities using the effective yield method, adjusted for actual prepayment activity.  Sales of securities are recorded on the trade date, gains or losses are determined using the specific identification method.

In January 2008, the Trust sold all of its mortgage-backed securities available for sale resulting in a gain on sale of $454,000 and the repayment of the then outstanding balance of the repurchase agreements for which the securities had been pledged as collateral.

Loans Receivable

The Trust’s policy is to record loans receivable at cost, net of unamortized loan origination fees unless such loan is deemed to be impaired.  As circumstances warrant, the Trust evaluates the collectibility of the interest and principal of each of its loans to determine impairment.  In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” a loan is considered to be impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the existing contractual terms of the loan.  Impairment is then measured based on the present value of expected future cash flows or if the loan is collateral dependent, the fair value of the collateral.  When a loan is considered to be impaired, the Trust will establish a reserve for loan losses and record a corresponding charge to earnings.  Significant judgments are required in determining impairment.  The Trust does not record interest income on impaired loans.  Any cash receipts on impaired loans are recorded as a recovery reducing the reserve for loan losses.  The Trust had a loan loss reserve of $2,445,000 and $1,266,000 at December 31, 2008 and 2007, respectively.

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

Securities at Fair Value

In accordance with SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), the Trust had the one-time option to elect fair value on January 1, 2008 for its existing financial assets and liabilities. For all new financial instruments, the Trust has the one-time option to elect fair value for these financial assets or liabilities on the election date, as defined in SFAS 159. During 2008, the Trust elected the fair value option for certain real estate securities to mitigate a divergence between accounting and economic exposure for these assets.  These securities are recorded on the consolidated balance sheets as securities carried at fair value. The changes in the fair value of these instruments are recorded in unrealized gain (loss) on investments and other in the condensed consolidated statements of operations.

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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At each reporting period the Trust assesses whether there are any indicators or declines in the fair value of available for sale securities, which may be impaired.  An available for sale security is impaired only if the Trust’s estimate of fair value of the security is less than the carrying value of the security and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the security over the estimated fair value of the security.  The Trust recorded other-than-temporary impairment charges of $207,000, $18,218,000 and $0 in the years ended December 31, 2008, 2007 and 2006, respectively.

Preferred Equity Investment

The Trust invests in mezzanine loans in which the Trust also holds an ownership interest in the borrower that allows the Trust to participate in a percentage of the proceeds from a sale or refinancing of the underlying property.  At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, preferred equity, as a venture or as real estate.  The Trust classifies its portfolio of mezzanine loans as preferred equity investments and they are accounted for using the equity method because the Trust has the ability to significantly influence, but not control, the entity’s operating and financial policies.  Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at adjusted book value as if the investment was hypothetically liquidated at the end of each reporting period.

At each reporting period the Trust assesses whether there are any indicators or declines in the fair value of preferred equity investments, which may be impaired.  An investment’s value is impaired only if the Trust’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.  During the year ended December 31, 2008, the Trust recorded an other-than-temporary impairment charge of $7,513,000 on certain investments in its Marc Realty portfolio.  No impairment charges were recorded in the years ended December 31, 2007 and 2006.

Equity Investments

The Trust accounts for its investments in companies in which it has the ability to significantly influence but does not have a controlling interest, by using the equity method of accounting.  Factors that are considered in determining whether or not the Trust exercises control include (i) the right to remove the general partner in situations where the Trust is the general partner, and (ii) substantive participating rights of partners in significant business decisions including dispositions and acquisitions of assets, financing, operations and capital budgets, and other contractual rights.  Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Trust’s share of net earnings or losses as they occur and for additional contributions made or distributions received.  Equity investments are evaluated for other-than-temporary impairment if the fair value of the Trust’s investment declines below its carrying amount.

At each reporting period the Trust assesses whether there are any indicators or declines in the fair value of the equity investments, which may be impaired.  An investment’s value is impaired only if the Trust’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.  During the year ended December 31, 2008, the Trust recorded an other-than-temporary impairment charge of $36,543,000 on its investment in Lex-Win Concord LLC.  No impairment charges were recorded in the years ended December 31, 2007 and 2006.

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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market, below-market and in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents.  Below-market lease intangibles are recorded as a liability and amortized into rental revenue over the non-cancelable periods of the respective leases.  Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

Deferred Financing Costs

Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense.

Variable Interest Entities

The Trust has evaluated its real estate debt investments to determine whether they constitute a variable interest in a variable interest entity (“VIE”).  FIN 46 requires a VIE to be consolidated by its primary beneficiary (“PB”).  The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

In December 2008 the Trust adopted FASB Staff Position FAS 140-4 (“FSP FAS 140-4”) and FIN 46(R)-8 (“FIN 46R-8”), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. Among other things FSP FAS 140-4 and FIN 46(R)-8 require enhanced disclosures with respect to variable interest entities to provide financial statements users with an understanding of the significant judgments and assumptions made by the Trust in its determination of whether it must consolidate variable interest entities.

At December 31, 2008 the Trust has identified six convertible mezzanine loans related to the Marc Realty portfolio to be variable interests in a VIE.  The Trust has determined that it is not the primary beneficiary of the underlying borrowing entities of these six mezzanine loans as it does not anticipate absorbing a majority of the expected losses due to its preferred return position.  These loans, with a carrying value of $5,522,000 net of other-than-temporary impairment losses of $4,926,000, are accounted for as preferred equity in the Trust’s consolidated balance sheet.

Financial Instruments

Fair Value Measurements

Fair value is used to measure many of the Trust's financial instruments. In accordance with provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS 157") the fair value of these financial instruments is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments held by the Trust include cash and cash equivalents, restricted cash, mortgage-backed securities available for sale, real estate securities available for sale, loans receivable, interest rate swap agreements, accounts receivable, revolving line of credit, accounts payable, long term debt and repurchase agreements.  The fair value of the cash and cash equivalents, restricted cash, mortgage-backed securities available for sale, real estate securities available for sale, interest rate swap agreements, accounts receivable, accounts payable and repurchase agreements approximate their current carrying amounts.  The fair value of the Trust’s mortgage loans payable, loans payable and revolving line of credit exceed their current carrying amounts by $789,000 at December 31, 2008 and were less than their current carrying amounts by $1,101,000 at December 31, 2007.

Derivative Financial Instruments

The Trust accounts for its interest rate swap agreements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. In accordance with SFAS No. 133, all interest rate swap agreements are carried on the balance sheet at their fair value, as an asset if the counterparty would be required to pay the Trust, or as a liability if the Trust would be required to pay the counterparty to settle the swap.  Since the Trust’s derivatives are designated as “cash flow hedges,” the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings.  The ineffective amount of all interest rate swap agreements, if any, is recognized in earnings.  To date, the Trust has not recognized any change in the value of its interest rate swap agreements in earnings as a result of the hedge or a portion thereof being ineffective.  Accordingly, changes in value are recorded through other comprehensive income.  The fair value of the Trust’s interest rate swaps are approximately $765,000 and $173,000 at December 31, 2008 and 2007, respectively.  At December 31, 2008, the swap value is included in accounts payable and accrued liabilities.   At December 31, 2007, approximately $30,000 is included in other assets and $203,000 is included in accounts payable and accrued liabilities.  Such fair value estimates are not necessarily indicative of the amounts that would be recognized upon disposition of the Trust’s derivative financial instruments.  During the next twelve months, the Trust expects to reclassify as additional interest expense approximately $648,000 from other comprehensive income.

Upon entering into hedging transactions, the Trust documents the relationship between the interest rate swap agreements and the hedged liability.  The Trust also documents its risk management policies, including objectives and strategies, as they relate to its hedging activities.  The Trust assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly “effective” as defined by SFAS No. 133 in achieving offsetting changes in cash flow attributable to the hedged item. The Trust discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge or not is no longer appropriate.  To date, the Trust has not discontinued hedge accounting for any of its interest rate swap agreements.  The Trust utilizes interest rate swap agreements to manage interest rate risk and does not intend to enter into derivative transactions for speculative or trading purposes.

Repurchase Agreements

The Trust financed the acquisitions of its mortgage-backed securities through the use of repurchase agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Trust pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral, while the Trust retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Trust is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Trust may renew such agreement at the then prevailing financing rate.  Margin calls, whereby the lender requires the Trust to pledge additional collateral to secure borrowings under its repurchase agreement with the lender, may be experienced by the Trust as the current face value of its mortgage-backed securities declines due to scheduled monthly amortization and prepayments of principal on such mortgage-backed securities. In addition, margin calls may also occur when the fair value of the mortgage-backed securities pledged as collateral declines due to increases in market interest rates or other market conditions.  The Trust repaid its repurchase agreements in full in January 2008.

Stock Options

There were no stock option grants during the years ended December 31, 2008, 2007 and 2006, and all previously issued options are fully vested.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Trust accounts for its leases with tenants as operating leases with rental revenue recognized on a straight-line basis from the later of (i) the date of the commencement of the lease or (ii) the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “accrued rent receivable” on the accompanying balance sheets, as the revenue recorded exceeded amounts billed. The accrued rent receivable amounts at December 31, 2008 and 2007 were $7,661,000 and $5,961,000, respectively.  The straight-line rent adjustment increased revenue by $1,701,000 in 2008, $1,825,000 in 2007 and $1,920,000 in 2006.  Accordingly, deferred rental income is recorded from tenants for the amount that is expected to be collected over the lease term rather than currently.  When a property is acquired, the term of existing leases is considered to commence as of the acquisition date.

Pursuant to the terms of the lease agreements with respect to net lease properties, the tenant at each property is required to pay all costs associated with the property including property taxes, ground rent, maintenance costs and insurance.  These costs are not reflected in the consolidated financial statements.

Tenant leases that are not net leases generally provide for (i) billings of fixed minimum rental and (ii) billings of certain operating costs. The Trust accrues the recovery of operating costs based on actual costs incurred. These amounts are included in accounts receivable at December 31, 2008 and 2007.

Income Taxes

The Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code (the “Code”).  In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gains).  There is also a separate requirement to distribute net capital gains or pay a corporate level tax.  The Trust intends to comply with the foregoing minimum distribution requirements.

WRT-TRS is a wholly-owned subsidiary of the Trust and has elected to be treated for federal income tax purposes as a taxable REIT subsidiary.  In order for the Trust to continue to qualify as a REIT, the value of the WRT-TRS stock cannot exceed 20% of the value of the Trust’s total assets.  At December 31, 2008, WRT-TRS did not exceed 20% of the value of the Trust’s total assets.  The net income of WRT-TRS is taxable at regular corporate tax rates.  Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as determined by income tax laws.  Changes in deferred income taxes attributable to these temporary differences are included in the determination of income.  The Trust and WRT-TRS do not file consolidated tax returns.

Earnings Per Share

The Trust has calculated earnings per share in accordance with SFAS No.128, “Earnings Per Share,” EITF 03-06, “Participating Securities,” and the Two Class Method under FASB Statement No. 128, “Earnings Per Share.”  SFAS No. 128 requires that common share equivalents be excluded from the weighted-average shares outstanding for the calculation of basic earnings per share.  EITF 03-06 requires that computation of earnings per share reflect the impact of participating securities.  The holders of the Series B-1 Preferred Shares are entitled to receive cumulative preferential dividends equal to the greater of (i) 6.5% of the liquidation preference or (ii) cash dividends paid on the Common Shares.  The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per-share data):

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007	2006
Basic
(Loss) income from continuing operations	$(70,144)	$1,485	$42,826

Income from discontinued operations	1,968	996	110
Allocation of undistributed earnings to Series B-1 Preferred Shares	-	-	(8,655)
Net (loss) income applicable to Common Shares for earnings per share purposes	$(68,176)	$2,481	$34,281

Basic weighted-average Common Shares	14,866	13,165	9,328

(Loss) income from continuing operations	$(4.72)	$0.11	$3.66
Income from discontinued operations	0.13	0.08	0.01
Net (loss) income per Common Share	$(4.59)	$0.19	$3.67

Diluted
(Loss) income from continuing operations	$(70,144)	$1,485	$42,826
Preferred dividend of Series B-1 Preferred Shares	-	-	6,635

(Loss) income from continuing operations	(70,144)	1,485	49,461
Income from discontinued operations	1,968	996	110
Net (loss) income applicable to Common Shares for earnings per share purposes	$(68,176)	$2,481	$49,571

Basic weighted-average Common Shares	14,866	13,165	9,328
Series B-1 Preferred Shares (1)	-	-	4,533
Stock Options (2)	-	13	13
Diluted weighted-average Common Shares	14,866	13,178	13,874

(Loss) income from continuing operations, net of preferred dividend	$(4.72)	$0.11	$3.56
Income from discontinued operations	0.13	0.08	0.01
Net (loss) income per Common Share	$(4.59)	$0.19	$3.57

(1)
The Series B-1 Preferred Shares were dilutive for the year ended December 31, 2006.  The Series B-1 Preferred Shares are anti-dilutive for the years ended December 31, 2008 and 2007 and are not included in the weighted-average shares outstanding for the diluted earnings per Common Share.

(2)
The Trust’s 20 stock options were dilutive for the years ended December 31, 2007 and 2006.  The stock options were anti-dilutive for the year ended December 31, 2008 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

Recently Issued Accounting Standards

In January 2009 the FASB issued FASB Staff Position 99-20-1 (“FSP 99-20-1”) which amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” in order to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. FSP 99-20-1 also retains the objective of an other-than-temporary impairment assessment and the related disclosure requirements as discussed in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance.  FSP 99-20-1 is effective for interim and annual financial reporting periods ending after December 15, 2008.  The adoption of FSP EITF 99-20-1 did not have a material impact on the Trust’s financial position or results of operations.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2008 the FASB issued FASB Staff Position FAS 140-4 (“FSP FAS 140-4”) and FIN 46(R)-8 (“FIN 46R-8”), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. These are effective for reporting periods (quarterly and annual) that end after December 15, 2008 and require: (i) additional disclosures about transferors’ continuing involvements with transferred financial assets; (ii) additional disclosures about a public entities' (including sponsors) involvement with variable interest entities; and (iii) disclosures by a public enterprise that is: (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE; and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  FSP FAS 140-4 and FIN 46(R)-8 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Trust has adopted FSP FAS 140-4 and FIN 46R-8 which did not have a material impact on its consolidated financial statements.

In September 2008 the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 113 and FASB Interpretation No. 45"; and “Clarification of the Effective date of FASB Statement No. 161” (FSP FAS 133-1 and FIN 45-4”).  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives to assess their potential effect on its financial position, financial performance, and cash flows.  This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  FSP FAS 133-1 and FIN 45-4 are effective for financial statements issued after November 15, 2008.  The Trust has adopted FSP FAS 133-1 and FIN 45-4 which did not have a material impact on its consolidated financial statements.

In June 2008 the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ( "FSP EITF 03-6-1" ) which states that share-based payment awards which entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share.  FAS EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Trust is currently assessing the potential impact of the adoption of FAS EITF 03-6-1 on its calculation of basic earnings per share.

In May 2008 FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Settlement)" ("FSP APB 14-1"), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Trust is currently assessing the potential impact of the adoption of FSP APB 14-1 on its consolidated financial statements.

In March 2008 FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning on or after November 15, 2008.  The Trust is currently assessing the potential impact of the adoption of SFAS 161 on its consolidated financial statements.

In February 2008 FASB issued a FASB Staff Position (“FSP”) on “Accounting Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3.”), which addresses the issue of whether or not repurchase financing transactions should be viewed as two separate transactions or as one “linked” transaction. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and applies only to original transfers made after that date; early adoption is not allowed. The Trust is currently assessing the potential impact of the adoption of FSP FAS 140-3 on its consolidated financial statements.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007 FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) transaction costs will be expenses. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008; early adoption is not allowed.  The Trust is currently assessing the impact of the adoption of SFAS 141(R) on its consolidated financial statements.

In December 2007 FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for entities that have outstanding minority interests, which are re-characterized as non-controlling interests, in a subsidiary and the deconsolidation of a subsidiary. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  Previously, net income attributable to the non-controlling interest generally was reported as an expense in arriving at consolidated net income. SFAS 160 results in more transparent reporting of the net income attributable to non-controlling interests and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The effective date of this Statement is the same as that of the related Statement 141(R); early adoption is not allowed. The Trust is currently assessing the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

3.	Fair Value Measurements

On January 1, 2008 the Trust partially adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. Accordingly, the standard does not require any new fair value measurements of reported balances. The reported balances for cash equivalents, derivative financial instruments and available for sale securities reflect the accounts the Trust reports at fair value.

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

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability other than quoted prices, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Trust’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2008 the FASB adopted FASB Staff Position FAS 157-3 ("FSP FAS 157-3"), “Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active,” which clarifies that determination of fair value in an inactive market depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. In cases where the volume and level of trading activity for an asset has declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, observable inputs might not be relevant and could require significant adjustment. In addition, FSP FAS 157-3 also clarifies that broker or pricing service quotes may be appropriate inputs when measuring fair value, but are not necessarily determinative if an active market does not exist for the financial asset. Regardless of the valuation techniques used, FSP FAS 157-3 requires that an entity include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. The Trust has always considered nonperformance and liquidity risks in its analysis of loan and collateral underlying its securities and does not believe the adoption of FSP FAS 157-3 had a material impact on its financial position or results of operations.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Recurring Measurements

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

Available for Sale Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. At December 31, 2008 all of the Trust’s available for sale securities are classified within Level 1 of the valuation hierarchy.

Securities Carried at Fair Value

At December 31, 2008 all of the Trust’s securities carried at fair value are classified within Level 1 of the fair value hierarchy.

Derivative Financial Instruments

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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust has determined that the derivative valuations in their entirety should be classified in Level 2 of the fair value hierarchy.

Loans

All of the Trust’s loans identified as being impaired under the provisions of SFAS No. 114 are collateral dependent loans and are evaluated for impairment by comparing the fair value of the underlying collateral less costs to sell to the carrying value of each loan.  Due to the unique nature of each individual property collateralizing the Trust’s loans, the Trust uses the income approach through internally developed valuation models to estimate the fair value of the collateral.  This approach requires the Trust to make significant judgments with respect to discount rates and the timing and amounts of estimated future cash flows that are considered Level 3 inputs in accordance with SFAS No. 157.  These cash flows include costs of completion, operating costs and lot and unit sale prices.

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Cash equivalents (1)	$43,272	$-	$-	$43,272
Available for sale securities	184	-	-	184
Securities carried at fair value	36,516	-	-	36,516
Loans	-	-	-	-

	$79,972	$-	$-	$79,972

Liabilities
Derivative liabilities	$-	$765	$-	$765

(1)	Does not include cash on hand of approximately $15,966 at December 31, 2008.

Nonrecurring Measurements

Preferred Equity and Equity Investments

The valuation of preferred equity and equity investments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates.  The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions.  The significant assumptions include the discount rate used in the income capitalization valuation and interest rate volatility.  The Trust has determined that the significant inputs used to value its equity investments with a fair value of $73,061,000 at December 31, 2008 fall within Level 3.  The Trust recognized valuation adjustments of $36,543,000 on these assets during 2008. The Trust has determined that the significant inputs used to value certain of its preferred equity investments with a fair value of $0 at December 31, 2008 fall within Level 3.  The Trust recognized valuation adjustments of $7,513,000 on these assets during 2008.

These valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The table below presents the Trust’s assets and liabilities measured at fair value on a non recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Equity investments	-	-	73,061	73,061
Preferred equity investments	-	-	-	-

	$-	$-	$-	$73,061

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Option

SFAS 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

The following table presents the Trust's financial instruments for which the fair value option was elected (in thousands):

December 31,
Financial instruments, at fair value	2008

Assets
Securities carried at fair value:
Senior debentures	$8,631
Preferred shares	8,352
Common shares	19,533
$36,516

With the original adoption on January 1, 2008, the Trust did not elect the fair value option for its existing financial assets and liabilities.

For the year ended December 31, 2008 the Trust has elected the fair value option for certain securities acquired and recognized a net gain of approximately $24,000 as a result of the change in fair value of the financial assets for which the fair value option was elected which is recorded as an unrealized gain in the Trust’s statement of operations.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the difference between fair values and the aggregate contractual amounts due (senior debentures) for which the fair value option has been elected (in thousands):

	Fair Value at December 31, 2008	Amount Due Upon Maturity	Difference
Assets
Securities carried at fair value: Senior debentures	$8,631	$13,240	$4,609

4.	Real Estate Acquisitions, Dispositions and Loan Originations

At December 31, 2008, real estate assets were comprised of 19 net lease retail, office and industrial properties, 5 multi-tenanted office properties, one residential property, and one multi-tenant warehouse property.

Acquisitions

Sealy Atlanta

On August 20, 2008, the Trust acquired, through a venture with Sealy, a 68% ownership interest in a six building office-flex campus containing approximately 470,000 square feet in Atlanta, Georgia. The purchase price for the property was $47,000,000 including assumed debt. The venture assumed an existing $37,000,000, 6.12% first mortgage loan encumbering the property, maturing in November 2016.  The Trust classifies this investment as an equity method investment (see Note 9).

Creekwood

On March 29, 2007, the Trust acquired in a venture with an affiliate of Vision Property Services, LLC a multi-family apartment complex containing 230 units located in Kansas City, Kansas, known as the Creekwood Apartments, for a gross purchase price of approximately $6,793,000.

River City

On March 29, 2006, the Trust, through a consolidated venture in which the Trust holds a 60% interest and an entity owned by the principals of Marc Realty owns the remaining 40% interest, acquired a loan with a principal balance of approximately $11,800,000 (the “Commercial Loan”), which was secured by a first leasehold mortgage on approximately 241,000 square feet of commercial space and an indoor parking garage with 133 spaces located at 800 South Wells, Chicago, Illinois, known as River City.  The Commercial Loan was in default at the time of acquisition.  In connection with the acquisition and modification of the Commercial Loan, the venture that held the Commercial Loan (the “Commercial Loan JV”) entered into an option agreement with an unaffiliated third party pursuant to which the third party had an option to acquire the indoor parking structure should the Commercial Loan JV acquire title to the commercial space and the indoor parking secured by the Commercial Loan.  As consideration for entering into the option agreement, Commercial Loan JV received a deed for the land underlying the River City property.  On October 2, 2007, the venture’s foreclosure on the Commercial Loan was confirmed and the Commercial Loan JV acquired title to the property.  Effective October 2, 2007, the Trust includes the results of this property in its consolidated financial statements.  The unaffiliated third party did not exercise its option to acquire the indoor parking structure.

Corporetum

On February 16, 2006, the Trust acquired three office buildings containing approximately 236,000 square feet, located at 550-650 and 701 Warrenville Road, Lisle, Illinois for a gross purchase price of approximately $31,800,000.  The Trust also acquired 1050 Warrenville Road property, containing approximately 54,000 square feet, for $3,500,000.  This property was acquired in a venture owned 60% by the Trust and 40% by the principals of Marc Realty.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

During 2008, the Trust sold a shopping center asset located in Biloxi, Mississippi, aggregating approximately 51,000 square feet, for a gross sales price of approximately $3,300,000.  The Trust received proceeds of $2,678,000, net of credits for a ground lease purchase option and closing costs, and recognized a gain of $1,807,000 on the sale.

Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

2009	$36,043
2010	29,985
2011	20,595
2012	19,551
2013	18,817
Thereafter	73,999
$198,990

Tenant Concentration

Three tenants contributed approximately 39%, 41% and 44% of the base rental revenues of the Trust for the years ended December 31, 2008, 2007 and 2006.

The Trust’s leases with Viacom Inc. and The Kroger Co. represent approximately 35% and 19%, respectively, of the total rentable square footage of the net lease property portfolio.

The largest tenant at the River City property, representing approximately 23% of the rentable area with a lease due to expire in 2011, filed for bankruptcy protection in December 2008.  The Trust has rent receivable of approximately $70,000 at December 31, 2008.  A loss reserve for the total balance due has been established at December 31, 2008.

The Jacksonville, Florida property has two tenants that occupy approximately 78% of the rentable area.  The second largest tenant in Jacksonville, representing approximately 30% of the rentable area, with a lease expiring in December 2010, filed for bankruptcy protection in January 2009.  There was no rent receivable at December 31, 2008.

Impairment

The Trust, in accordance with SFAS No. 144, “Long Lived Assets”, recorded an impairment charge as of December 31, 2008 of $2,100,000 on its Andover, Massachusetts property as a result of indications from our existing tenant that they will not renew their lease which is due to expire in December 2009.

5.	Mortgage-Backed Securities Pledged Under Repurchase Agreements

At December 31, 2007, the Trust’s mortgage-backed securities, consisting of Fannie Mae and Freddie Mac whole pool certificates, were classified as available-for-sale and were carried at their estimated fair value of $78,141,000 based on prices obtained from a third party.  At December 31, 2007, the mortgage-backed securities bore interest at a weighted-average interest rate of 4.98% and had a weighted-average life of approximately 30 years.

In January 2008, the Trust sold all of its mortgage-backed securities available for sale resulting in a gain on sale of $454,000 and the repayment of the then outstanding balance of the repurchase agreements for which the securities had been pledged as collateral.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Loans Receivable

The following table summarizes the Trust’s loans receivable at December 31, 2008 and 2007 (in thousands):

				Carrying Amount (6)
Property	Location	Interest Rate	Maturity	2008	2007

Marc Realty – Various (1) (2)	Chicago, IL	8.5%	(1)	$17,547	$12,496
Loan loss reserve				(1,179)	-
Lex-Win Concord LLC (3)	Various	0.8%	Dec 2009	5,000	-
600 West Jackson LLC (4)	Chicago, IL	6.5%	Jun 2009	1,508	-
Vision Term Loan (5)	Partnership interests	15.0%	Dec 2011	1,266	1,266
Loan loss reserve				(1,266)	(1,266)
				$22,876	$12,496

(1)
Represents several tenant improvement and capital expenditure loans for properties in the Marc Realty portfolio. These loans mature from July 2012 through December 2015.  In 2008 the Trust recorded a loan loss reserve of $1,179.

(2)	Collateralized by a subordinate mortgage or the ownership interests in the property owner.
(3)	The Trust made an unsecured working capital loan of $5,000 to Lex-Win Concord in December 2008. This amount was repaid in January 2009.
(4)	Represents a second mortgage on the property.
(5)	Due to the uncertainty regarding collectability of this loan, in 2007 the Trust recorded a loan loss provision of approximately $1,266 representing the loan receivable and accrued interest.
(6)	The carrying amount includes accrued interest of $123 and $52 at December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008 and 2007, the Trust has not recognized any interest income on impaired loans subsequent to the date of their impairment.

Activity related to mortgage loans is as follows (in thousands):

	2008	2007

Balance at January 1	$12,496	$81,415
Purchase and advances	24,124	9,224
Interest (received) accrued, net	70	(435)
Repayments	(12,635)	(64,360)
Allowance for loan loss	(1,179)	(1,266)
Foreclosure (1)	-	(12,082)
Balance at December 31	$22,876	$12,496

(1) River City loan foreclosed in October 2007.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Securities

Available for Sale Securities

Available for sale securities are summarized in the table below (in thousands):

2008
	Cost	Unrealized Losses in Other Comprehensive Income	Unrealized Gains in Other Comprehensive Income	Impairment	Fair Value

Preferred shares	$204	$(20)	$-	$-	$184
	$204	$(20)	$-	$-	$184

2007
	Cost	Unrealized Losses in Other Comprehensive Income	Unrealized Gains in Other Comprehensive Income	Impairment	Fair Value

Common shares	$52,356	$(79)	$-	$(473)	$51,804
	$52,356	$(79)	$-	$(473)	$51,804

Securities Carried at Fair Value

Securities carried at fair value are summarized in the table below (in thousands):

2008
	Cost	Unrealized Gains (Losses) in Statement of Operations	Fair Value

Senior debentures	$8,221	$410	$8,631
Preferred shares	7,405	947	8,352
Common shares	20,866	(1,333)	19,533
	$36,492	$24	$36,516

During the years ended December 31, 2008 and December 31, 2007, available for sale securities were sold for total proceeds of approximately $58,509,000 and $24,004,000, respectively.  The gross realized gains on these sales totaled approximately $1,580,000 and $10,187,000 in 2008 and 2007, respectively.  For purpose of determining gross realized gains, the cost of securities sold is based on specific identification.  Net unrealized gains (losses) on available for sale securities in the amount of ($20,000) and ($79,000) for the years ended December 31, 2008 and December 31, 2007, respectively, have been included in accumulated other comprehensive income.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual maturities of debt securities carried at fair value at December 31, 2008 are as follows (in thousands):

Estimated Fair Value

Due in one year or less	$-
Due in 1-2 years	-
Due in 2-5 years	1,570
Due after 5 years	7,061
Total investments in debt securities	$8,631

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

8.	Preferred Equity Investments – Marc Realty

At December 31, 2008, the Marc Realty portfolio consisted of two participating second mortgage loans and 19 convertible mezzanine loans, together with an equity investment in each mezzanine borrower, in the aggregate amount of approximately $49,497,000, net of impairments of $7,513,000.  The second mortgage and mezzanine loans contain conversion rights which may be exercised by either the Trust or Marc Realty.  Each loan is collateralized by the applicable borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex primarily in the Chicago business district or suburban area.  Each borrower holds a 100% interest in the applicable Property Owner. Eighteen of the loans bear interest at 7.65%, three of the loans bear interest at 8.5%, all of the loans mature on April 18, 2012 and require monthly payments of interest only.  The Trust recognized earnings from preferred equity investments, exclusive of Class B equity payments and impairments, of approximately $4,707,000, $5,481,000 and $5,865,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In connection with the equity interest acquired in each of the borrowers, the Trust is entitled to participate in capital proceeds derived from the sale or refinancing of the applicable property, to the extent that such proceeds exceed all of the debt encumbering the property, including a return to Marc Realty of its deemed equity (i.e. the agreed value of the applicable property at inception of the loans, less all debt encumbering the property, including any loan made by the Trust) plus a 7.65% or 8.5% return thereon, as applicable.

On July 7, 2008, the Trust made a $1,050,000 mezzanine loan on a newly acquired property in the Marc Realty portfolio located at 180 North Wacker, Chicago, Illinois. The loan bears interest at 8.5%, requires monthly payments of interest only and matures on April 18, 2012. In connection with the loan, the Trust acquired an equity interest in the borrower which entitles it to share in operating cash flow and capital proceeds. The Trust classifies this investment as a Preferred Equity investment.

Disposals

During 2008, two of the properties underlying the mezzanine loans were sold.  Upon the sale, exclusive of interest, the Trust received approximately $4,237,000 on its original investment of approximately $2,471,000.

During 2007, two of the properties underlying the mezzanine loans were sold.  Upon the sale, exclusive of interest, the Trust received approximately $17,866,000 on its original investment of approximately $11,333,000.

During 2006, four of the properties underlying the mezzanine loans were sold.  Upon the sale, exclusive of interest, the Trust received approximately $7,716,000 on its original investment of approximately $6,635,000.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, the Trust had advanced approximately $17,432,000 to cover the costs of tenant improvements and capital expenditures at the properties underlying the Marc Realty portfolio (“TI/Capex Loans”).  The TI/Capex Loans bear interest of 8.50% per annum, have varying maturities from July 2012 through December 2015 and are secured by a subordinate loan on the applicable property.  Neither the Trust nor Marc Realty are obligated to provide additional TI/Capex Loans.  These loans are classified as loans receivable in the Trust’s balance sheet.

For the year ended December 31, 2008 the Trust recognized other than temporary impairments of $7,513,000 on its mezzanine loans on a three building suburban office complex located in Scaumburg, Illinois and on its Lansing, Michigan property.

Summary historical cost financial information for the Property Owner entities on a combined basis at December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Condensed Balance Sheets
Investment in real estate, net	$167,386	$168,755
Prepaid expenses and deposits	7,239	8,446
Cash and cash equivalents	3,371	3,290
Receivables and other assets	30,485	32,469
Total Assets	$208,481	$212,960

Nonrecourse mortgage debt	$285,524	$278,868
Other liabilities	24,481	28,159
Total Liabilities	310,005	307,027

Partners’ Deficit	(101,524)	(94,067)

Total Liabilities and Partners’ Deficit	$208,481	$212,960

On the Trust’s Consolidated Balance Sheets	$50,624	$74,573

A basis difference exists between the carrying value of the Trust’s investment and its share of the underlying net assets as a result of (1) the acquisition of its investment in Marc Realty at a price different from its share of the net assets as recorded on the historical books of the venture and (2) other-than-temporary impairment adjustments of $7,513,000.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Condensed Statements of Operations
Revenues	$62,635	$60,255	$53,479
Operating expense	(26,529)	(24,940)	(26,782)
Interest expense	(18,154)	(17,873)	(14,827)
Real estate taxes	(10,339)	(9,909)	(9,391)
Depreciation and amortization	(13,426)	(12,193)	(10,398)
Other expenses, net	(2,742)	(2,628)	(2,377)

Loss from continuing operations	(8,555)	(7,288)	(10,296)

Discontinued operations
Loss from discontinued operations	(1,515)	(2,997)	(2,423)
Gain on sale of property	13,777	37,823	23,939

Income from discontinued operations	12,262	34,826	21,516

Net income	$3,707	$27,538	$11,220

On the Trust’s Consolidated Statements of Operations and Comprehensive Income:
Equity in (loss) earnings of Preferred Equity Investment	$(1,645)	$11,836	$6,849

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Trust has determined that, as of December 31, 2007, the Trust’s preferred equity investment in Marc Realty met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X.  The separate financial statements of Marc Realty required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K.

9.	Equity Investments

The Trust’s equity investments at December 31, 2008 and 2007 are summarized below (in thousands):

	Lex-Win Concord	Sealy Northwest Atlanta	Sealy Airpark Nashville	Sealy Newmarket	Lex-Win Acquisition	Total

Balance December 31, 2006	$92,682	$5,419	$-	$-	$-	$98,101
Investments	76,071	-	9,308	-	12,822	98,201
Distributions/capital returns	(10,000)	(194)	-	-	(1,890)	(12,084)
Equity in other comprehensive loss	(8,390)	-	-	-	-	(8,390)
Equity in earnings (loss)	5,098	(470)	(936)	-	(45)	3,647
Balance December 31, 2007	155,461	4,755	8,372	-	10,887	179,475

Investments	5,087	-	-	9,006	-	14,093
Distributions/capital returns	(14,600)	(566)	(839)	-	(9,914)	(25,919)
Equity in other comprehensive loss	(6,137)	-	-	-	-	(6,137)
Equity in loss	(66,750)	(409)	(1,023)	(250)	(878)	(69,310)
Balance December 31, 2008	$73,061	$3,780	$6,510	$8,756	$95	$92,202

Concord

General

In March 2006, the Trust together with Newkirk Realty Trust, Inc. (“Newkirk”) formed Concord Debt Holdings, LLC which we refer to as Concord for the purpose of acquiring and originating a diversified portfolio of real estate loans and securities.  In connection with the merger of Newkirk into Lexington, Lexington acquired Newkirk’s interest in Concord.  Both the Trust and Lexington committed to invest $162,500,000 in Concord, all of which was contributed as of December 31, 2008.

Lex-Win Concord LLC (“Lex-Win Concord”) was created on August 2, 2008.  In connection with the formation of Lex-Win Concord, both the Trust and Lexington contributed their 50% interests in Concord and WRP Management LLC (“WRP Management”), the entity that provides management services to Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”).  In conjunction with this formation, the limited liability company agreement of Concord was amended and restated to admit Inland America Concord Sub LLC (“Inland”) with a redeemable preferred membership interest in Concord.  Inland has committed to invest up to $100,000,000 in Concord over a 12-18 month period, subject to certain conditions.  Lex-Win Concord will hold 100% of the common membership interests in Concord and will serve as its managing member.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lex-Win Concord has determined that, at the time of its formation and transfer of interests from the Trust and Lexington to Lex-Win Concord, both Concord and Lex-Win Concord were under the common control of the Trust and Lexington.  Accordingly, Lex-Win Concord has accounted for the formation of and the related transfer of membership interests under the guidance of FASB Statement No. 141, “Business Combinations”(“SFAS 141”), for entities under common control.  Among other things, SFAS 141 requires that Lex-Win Concord, the entity receiving equity interests, initially recognize the assets and liabilities at their carrying amounts at the date of transfer and report results of operations as though the transfer occurred at the beginning of the period.  In addition, SFAS 141 requires that financial statements for prior years be restated to present comparative information.  Accordingly, the results of operations presented herein comprise those of Concord and Lex-Win Concord for the years ended December 31, 2008, 2007 and for the period March 31, 2006 (inception) through December 31, 2006.

In connection with its investment in Concord, Inland is entitled to receive a priority return of 10% on its contributed and unreturned capital. After Inland receives its 10% priority return and Lex-Win Concord receives a return of 10% on its unreturned capital, Lex-Win Concord is entitled to a promoted interest equal to 30% of amounts otherwise distributable to Inland. With respect to capital proceeds (principal repayments on loan assets and loan securities), after Inland receives its 10% priority return on unreturned capital, Lex-Win Concord is entitled to either (x) the next $125,000,000 of distributions or (y), if Inland is no longer obligated to make capital contributions, an amount which would reduce Lex-Win Concord’s unreturned capital to the greater of  (i) $100,000,000 or (ii) 200% of Inland’s unreturned capital contributions.

With respect to the Trust's investment in Lex-Win Concord, the Trust has determined that Lex-Win Concord is not a VIE pursuant to FIN 46(R). The Trust further evaluated its investment in Lex-Win Concord pursuant to the requirements of EITF 04-5 and SOP 78-9, “ Accounting for Investments in Real Estate Ventures” ("SOP 78-9") and determined that it and Lexington share equally in the control of Lex-Win Concord and in Concord's operations. Accordingly, the Trust will account for its investment under the equity method.

For serving as the managing member of Concord, Lex-Win Concord is entitled to receive a fee equal to 1% of the total unreturned capital contributions of Inland and Lex-Win Concord as well as a fee of 27.5 basis points of the purchase price or loan amount of all loans acquired or originated by Concord.  These fees are offset by any fees payable directly from CDO-1 to WRP Management. In turn, Lex-Win Concord and WRP Management retained WRP Sub-Management LLC, an affiliate of the Trust’s advisor, to provide services to Concord. WRP Sub-Management LLC is entitled to (i) reimbursement of indirect expenses in an amount equal to 5 basis points of the total assets of Concord based on the weighted average of such assets during each calendar quarter, which the Trust refers to as the indirect reimbursement amount, (ii) reimbursement for payments made to loan originators which amounts are approved in connection with the annual budget each year, and (iii) a reimbursement of all direct expenses of employees (other than loan originators) dedicated solely to the business of Concord. Due to the affiliation of WRP Sub-Management and the Trust’s advisor, the Trust will continue to be entitled to receive a credit of one-half of the indirect reimbursement amount paid to WRP Sub-Management to ensure equal treatment to the Trust and Lexington.

At December 31, 2008 the Trust determined that, as the result of current market conditions, including the changes in interest rate spreads and lack of financing available, the fair value of its equity investment in Concord was below the carrying value.  Accordingly, the Trust assessed whether this decline in value was other-than-temporary.  In making this determination, the Trust considered the length of time and extent to which the decline has occurred, the lack of indication by the credit markets as to when there will be a recovery, the expectation that Concord will not pay distributions to the Trust in the near future and the cash position of Concord.  The Trust determined the fair value of Concord utilizing a leveraged cash flow methodology whereby cash flows were projected through 2016, the expected term of the CDO-1. Those cash flows were then modified based on changes to varying assumptions and cash flow scenarios were calculated.  Each cash flow scenario was discounted at various market rates of return and a probability was assigned to each scenario.  Based on the foregoing, all of which requires significant judgment, the Trust concluded that the decline in value is other-than-temporary, and the Trust has recognized an impairment loss of $36,543,000, which has reduced its carrying value of this investment to $73,061,000.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2008, the Trust and Lexington each advanced proceeds of $5,000,000 to Lex-Win Concord pursuant to short-term demand notes bearing interest at 1.36%.  These notes were subsequently repaid to each of the Trust and Lexington in January 2009.  Interest paid to the Trust and Lexington under these demand notes were not material to the results of operations for the year ended December 31, 2008.

Valuation of Concord Assets

Loan Securities

Lex-Win Concord has a portfolio of loan securities which includes investments in CDO securities, CMBS, and rake bonds. Such bonds are accounted for as available for sale securities and, accordingly, are marked to market on a quarterly basis based upon management’s assessment of fair value.

Lex-Win Concord evaluates its portfolio of available for sale debt securities for other-than-temporary impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” ("EITF 99-20"),  FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and the related interpretation of FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”).  At each measurement date, management first determines whether its securities are impaired by comparing the carrying value of each security to the estimated fair value of each security as determined in accordance with  SFAS No. 157.  Next, for impaired securities, management determines whether such impairment is other-than-temporary in nature.  Determining whether a security is other-than-temporarily impaired requires significant judgment.  Management considers both quantitative and qualitative factors, including those described in SFAS 115 and SEC Staff Accounting Bulletin Topic 5M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities (“SAB Topic 5M”).  Among other things, this evaluation includes consideration of the length of time and extent to which the fair value of a security has been less than its cost basis, Lex-Win Concord’s intent and ability to hold the securities until a forecasted recovery in value and the financial prospects of the loans and collateral underlying the securities. If, based on these and other considerations, management determines that impairment is other-than-temporary in nature, Lex-Win Concord recognizes an impairment loss equal to the difference between the investment’s cost basis and its fair value.

Lex-Win Concord began experiencing declines in the fair value of its loan securities during the quarter ended September 30, 2007 consistent with liquidity concerns impacting the commercial bond and real estate markets and the overall economy. As a result of a significant decline in the fair value of three CDO securities and management's concern regarding the ultimate collectability of amounts due for such securities, Lex-Win Concord recorded other-than-temporary impairment charges related to such assets of $11,028,000 during the year ended December 31, 2007.

During 2008, Lex-Win Concord observed an increased uncertainty in the commercial bond and real estate markets as well as a lack of liquidity impacting the overall financial markets.  As a result, Lex-Win Concord saw an accelerating decline throughout the year in the fair value of its available for sale securities.  Lex-Win Concord assesses the prospects of the loans and collateral underlying the securities (credit versus market issues) as well as its intent and ability to hold the securities until a forecasted recovery of fair value or maturity, and other factors.  Based upon these considerations, Lex-Win Concord  recorded an impairment loss for available for sale securities of $73,832,000 for the year ended December 31, 2008.

Lex-Win Concord recognizes income on its portfolio of loan securities in accordance with EITF 99-20. Subject to various requirements, discounts attributable to previously recognized other-than-temporary impairment charges are recognized in interest income on the effective interest method based upon the excess of all estimated prospective cash flows over the investment balance in the loan security at the measurement date.  For these securities, Lex-Win Concord will accrete the impairment discount over the remaining life of the securities using the effective interest method, resulting in income recognition of $1,215,000 for the year ended December 31, 3008.  Lex-Win Concord did not recognize in earnings any material amounts relating to the accretion of other-than-temporary impairment charges for the years ended December 31, 2007 and the period March 31, 2006 (inception) through December 31, 2006.

In December 2008 Lex-Win Concord adopted FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”), which is effective for interim and annual periods ending after December 15, 2008.  FSP 99-20-1 retains the objective of other-than-temporary impairment assessment and disclosures as discussed in SFAS 115 and other related guidance.  Lex-Win Concord has adopted and applied FSP 99-20-1 as of December 31, 2008 which did not have a material effect on its financial position or results of operations.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Debt Investments

Lex-Win Concord considers all of its real estate debt investments to be held for investment or held to maturity.  Such investments are recorded at cost.  Discounts and premiums on purchased assets are amortized over the life of the investment using the effective interest method.  The amortization is reflected as an adjustment to interest income.  Other costs incurred in connection with acquiring loans, such as marketing and administrative costs, are charged to expense as incurred.

Lex-Win Concord considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. The Company recognizes loan impairments in accordance with the guidance under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”) which requires that a creditor recognize impairment of a loan if the present value of expected future cash flows discounted at the loan's effective interest rate or, alternatively, the observable market price of the loan or the fair value of the collateral is less than the recorded investment in the loan.  Lex-Win Concord believes its loans are collateral dependent and, accordingly, utilizes the fair value of the loan collateral when assessing its loans for impairment.  If the fair value of the collateral is equal to or greater than the recorded investment in the loan, no impairment is recognized.  Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology. These methodologies include the evaluation of operating cash flow from the collateral during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, a reserve is created with a corresponding charge to the provision for loan losses. The reserve for each loan is maintained at a level believed adequate to absorb probable losses.

In addition an unallocated reserve is established to cover performing loans and loan losses are recorded when (i) available information indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). Required reserve balances for the performing loan portfolio are derived from probabilities of principal loss and loss given default estimates assigned to the portfolio as part of Lex-Win Concord’s quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on management’s judgment, impact the collectability of the loans. Pursuant to SFAS 114 and SFAS 5, Lex-Win Concord recognized a provision for loan losses of $31,053,000 for the year ended December 31, 2008 of which the Trust’s share is $15,527,000.  Lex-Win Concord had no provision for loan losses in 2007 and 2006.

Results of operations for Lex-Win Concord are summarized below (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	For the Period March 31 (Date of Inception) to December 31, 2006

Condensed Statement of Operations

Interest and other income	$71,307	$65,854	$13,212
Interest expense	(36,410)	(41,675)	(9,356)
General and administrative	(4,824)	(5,541)	(1,572)
Impairment loss on available for sale securities	(73,832)	(11,028)	-
Provision for loss reserves on real estate debt investments	(31,053)	-	-
Interest income on bank deposits	426	2,599	396
Gain on extinguishment of debt (1)	15,603	-	-
Minority interest	(1,631)	(13)	-

Net (loss) income	$(60,414)	$10,196	$2,680

Equity in (loss) income of equity investment	$(30,207)	$5,098	$1,340
Other-than-temporary impairment	(36,543)	-	-

On the Trust’s Consolidated Statements of Operations and Comprehensive Income	$(66,750)	$5,098	$1,340

(1)
For the year ended December 31, 2008 Lex-Win Concord purchased $29,125 of its CDO-1 notes at a discount for $13,110 and recognized a gain, net of deferred costs, on the extinguishment of debt totaling $15,603.  For the year ended December 31, 2008 debt issuance costs of $412 were charged against the gains.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lex-Win Concord’s assets and liabilities at December 31, 2008 and 2007 are summarized below (in thousands):

	As of December 31, 2008	As of December 31, 2007

Condensed Balance Sheets

Cash and restricted cash	$15,134	$19,554
Real estate debt investments, net of loss reserves	863,144	952,035
Available for sale securities, net	118,491	188,073
Other assets	10,353	12,866

Total assets	$1,007,122	$1,172,528

Repurchase agreements	240,604	472,324
Revolving credit facility	80,000	-
Collateralized debt obligations	347,525	376,650
Accounts payable and other liabilities	43,230	12,531
Minority interests	76,555	102
Accumulated other comprehensive loss	(29,054)	(16,781)
Members’ capital	248,262	327,702

Total liabilities and members’ capital	$1,007,122	$1,172,528

Equity Investment:
Per Lex-Win Concord’s consolidated balance sheet	$109,604	$155,461
Other-than-temporary impairment	(36,543)	-
On the Trust’s consolidated balance sheet	$73,061	$155,461

Information pertaining to Concord’s credit facilities collateralized by the real estate debt investments and available for sale securities as of December 31, 2008 and 2007 is as follows (in thousands):

		December 31, 2008		December 31, 2007
	Maximum
	Borrowing Amount	Debt Outstanding	Collateral Carrying Value(3)	Debt Outstanding	Collateral Carrying Value(3)

Repurchase agreement with Column Financial, Inc. as counter-party, expiration March 30, 2011, renewable monthly, interest is variable based on one month LIBOR plus 85 to 135 basis points, weighted average of 1.49% and 5.84%, respectively. (1) (2)	$150,000	$144,475	$261,981	$308,508	$412,561

Repurchase agreement with Bear Stearns Funding, Inc. as counter-party, expiration November 15, 2008.	-	-	-	48,710	68,671

Repurchase agreement with the Royal Bank of Scotland PLC, successor in interest to Greenwich Capital Financial Products, Inc., matures on February 1, 2012, interest is variable based on 1-month LIBOR rate plus 1%, weighted average of 2.04% and 5.85%, respectively.	-	59,613	71,417	59,613	70,146

Repurchase agreement with the Royal Bank of Scotland PLC, successor in interest to Greenwich Capital Financial Products, Inc., matures on December 15, 2009, interest is based on 1-month LIBOR rate plus 1%, weighted average of 1.51% and 5.90%, respectively.	-	21,516	36,452	39,079	55,827

Repurchase agreement with Column Financial Inc., matures on March 9, 2009, interest is variable based on 1-month LIBOR rate plus 1%, weighted average of 1.47% and 5.95%, respectively. (1)	-	15,000	25,880	16,414	25,270

Revolving credit facility with KeyBank National Association, matures on March 7, 2010, interest is variable based on 1-month LIBOR rate plus 175 to 225 basis points, weighted average of 2.71% at December 31, 2008	100,000	80,000	135,976	-	-

	$250,000	$320,604	$531,706	$472,324	$632,475

(1)
In February 2009 the $15,000 asset specific repurchase agreement was terminated and the asset which was subject to this repurchase agreement was added to the multiple loan asset repurchase agreement.  The multiple loan asset repurchase agreement was modified to provide that the interest rate, maturity date and advance rate, with respect to the asset added to the multiple loan asset repurchase facility, would remain as it was under the specific repurchase agreement.  Concord may extend for up to two one-year extensions.

(2)
Interest rate is based on type of loan asset or loan security for which financing is provided. Weighted average interest rate at December 31, 2008 on the Column Financial, Inc. repurchase facility was 1.49%.

(3)	Collateral carrying value equals face value less discounts, unrealized losses and other than temporary impairment losses plus premiums and unrealized gains.

Repurchase Facilities

Under the terms of the repurchase facility with Column Financial, Inc. maturing on March 9, 2009 and the repurchase facilities with Royal Bank of Scotland PLC, Concord is required to maintain minimum liquidity, comprised of cash and cash equivalents, of at least $10,000,000 at all times.  At certain times during the year ended December 31, 2008 and at certain times subsequent to the year ended December 31, 2008, Concord’s cash balance declined to an amount below the $10,000,000 minimum liquidity requirements.  In February 2009, Concord received a waiver of the covenant violation from both Column Financial, Inc. and the Royal Bank of Scotland.  The Royal Bank of Scotland waiver suspends the liquidity requirement until June 30, 2009.  Additionally, the agreement with Column Financial, Inc. was terminated, and the asset subject to this agreement was added to Concord’s other facility with Column Financial Inc which does not contain a liquidity requirement.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KeyBank Credit Facility

On March 7, 2008 Concord entered into a $100,000,000 secured revolving credit facility with KeyBank.  The credit facility enables Concord to finance existing unlevered assets as well as new assets acquired by Concord.  The initial maximum borrowings under the loan are $100,000,000.  Borrowings under the facility bear interest at spreads over LIBOR ranging from 1.75% to 2.25%, depending on the underlying loan asset or debt security for which such borrowing is made.  At December 31, 2008, the weighted average interest rate over LIBOR was 2.71%, and the carrying value of loan assets securing the facility was approximately $135,976,000.  The facility has one 12-month extension term and may be extended to March 2011.

Under the terms of the line of credit facility with KeyBank, Concord is required to maintain minimum liquidity, comprised of cash and cash equivalents, of at least $10,000,000 at all times.  At certain times during the year ended December 31, 2008 and at certain times subsequent to the year ended December 31, 2008, Concord’s cash balances declined to an amount below the $10,000,000 liquidity requirements.  On February 24, 2009 Concord received from KeyBank a waiver of the covenant violation.  In addition, the covenant will be waived until June 30, 2009.

Collateralized Debt Obligations

The following table outlines borrowings under CDO-1’s collateralized debt obligations as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008			December 31, 2007
	Debt	Weighted-Average	Collateral	Debt	Weighted-Average	Collateral
	Outstanding	Interest Rate	Par Value	Outstanding	Interest Rate	Par Value

CDO-1 - Issued seven investment grade tranches December 21, 2006. Reinvestment period through December 21, 2011. Matures on December 21, 2016. Interest rate variable based on one-month LIBOR	$347,525	0.95%	$464,831	$376,650	5.37%	$464,601

The Trust has determined that, as of December 31, 2008 and 2007, Lex-Win Concord met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X.  The separate financial statements of Lex-Win Concord required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K.

Sealy Northwest Atlanta

On December 12, 2006 the Trust acquired, through a venture with Sealy, a 60% ownership interest in 12 flex properties in Atlanta, Georgia containing an aggregate of 472,000 square feet of space for approximately $35,845,000. The Trust invested approximately $5,470,000 and the general partner, an affiliate of Sealy, invested approximately $3,647,000 for their 40% interest in the venture.  The Trust accounts for this investment on the equity basis and recorded equity in loss of approximately $409,000, $470,000 and $51,000 for the periods ended December 31, 2008, 2007 and 2006, respectively.  The Trust received distributions of $566,000 and $194,000 in the years ended December 31, 2008 and 2007, respectively.

Sealy Airpark Nashville

On April 17, 2007 the Trust acquired, through a venture with Sealy, a 50% ownership interest in 13 light distribution and service center properties in Nashville, Tennessee.  The purchase price of $87,200,000 was financed through approximately $65,383,000 of proceeds, net of escrows and closing costs, from a $74,000,000 first mortgage loan and a $3,600,000 bridge loan from Sealy.  Both Sealy and the Trust contributed $9,308,000 for a 50% ownership in the venture.  The Trust accounts for this investment on the equity basis and recorded equity in loss of approximately $1,023,000 and $936,000 for the periods ended December 31, 2008 and 2007, respectively.  The Trust received distributions of $839,000 in the year ended December 31, 2008.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sealy Newmarket

On August 20, 2008 the Trust acquired, through a venture with Sealy, a 68% ownership interest in a six building office-flex campus containing approximately 470,000 square feet in Atlanta, Georgia. The purchase price for the property was $47,000,000 including assumed debt. The venture assumed an existing $37,000,000, 6.12% first mortgage loan encumbering the property, maturing in November 2016.  The Trust contributed approximately $9,006,000 for its ownership in the venture.  The Trust accounts for this investment on the equity basis and recorded equity in loss of approximately $250,000 for the period ended December 31, 2008.

Lex-Win Acquisition

At December 31, 2007 Lex-Win Acquisition LLC (“Lex-Win”) held 3,885,616 shares in Piedmont Office Realty Trust, Inc. at a per share price of $9.30.  During 2008, Lex-Win recorded an other-than-temporary impairment loss of $3,847,000.  In August 2008 Lex-Win sold all its shares of Piedmont and made a distribution to the Trust of its 28% pro-rata share of approximately $9,041,000.  The Trust accounts for this investment on the equity basis and recorded equity in loss of approximately $878,000 and $45,000 for the periods ended December 31, 2008 and 2007, respectively.

10.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $229,737,000 and $236,925,000 at December 31, 2008 and 2007, respectively.  The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at December 31, 2008 and 2007 are summarized as follows (in thousands):

	Maturity	Spread Over LIBOR/Prime	Interest Rate at December 31, 2008	Balance as of December 31, 2008	Balance as of December 31, 2007
Fixed Interest Rate:
Amherst, NY	October 2013	—	5.65%	$16,913	$17,276
Indianapolis, IN	April 2015	—	5.82%	4,384	4,447
Houston, TX	April 2016	—	6.45%	67,009	69,801
Andover, MA	February 2011	—	6.60%	6,389	6,503
S. Burlington, VT	February 2011	—	6.60%	2,738	2,787
Chicago, IL	March 2016	—	5.75%	21,391	21,600
Lisle, IL	June 2016	—	6.26%	24,452	24,600
Lisle, IL	March 2017	—	5.55%	5,600	5,600
Kansas City, KS	June 2012	—	7.04%	6,768	5,893
Orlando, FL	July 2017	—	6.40%	39,610	40,034

Variable Interest Rate:
Various (1)	June 2009	LIBOR+1.75%	(2)	24,983	28,884
Chicago, IL (3)	March 2009	Prime + 0.50%	5.75%	9,500	9,500
				$229,737	$236,925

(1)	The Trust has two one-year options to extend this loan.
(2)
The Trust entered into an interest rate swap agreement in the notional amount of $26,000, effectively converting the floating interest rate to a fixed rate of 5.8% through December 2009.  At December 31, 2008 the principal balance is covered by the swap agreement.

(3)
The Trust received a one-year extension to March 28, 2010.  The terms of the extension require monthly payments of interest only at a fixed interest rate of 6%.  The renewal was subject to a $200 principal payment due at the extension date.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes future principal repayments as of December 31, 2008 (in thousands):

2009	$29,763
2010	14,762
2011	14,347
2012	12,939
2013	16,685
Thereafter	141,241
$229,737

Note Payable

At December 31, 2008 the Trust has a $9,800,000 loan payable to Citibank, which bears interest at LIBOR plus 2.5% and matures in December 2011.  The loan was made in connection with the Trust’s purchase during 2008 of 3,500,000 common shares of Lexington Realty Trust.  The loan requires monthly payments of interest only and is subject to margin calls if the loan balance compared to the market value of the common shares exceeds 57.5%.  At December 31, 2008, the Trust had provided $5,227,000 of cash as additional collateral for this loan.

11.	Repurchase Agreements

At December 31, 2007 the Trust had three repurchase agreements relating to Fannie Mae and Freddie Mac mortgage-backed securities.  The agreements were with Bear Stearns & Co., Inc. as the counter-party, with an expiration of January 25, 2008,  renewable monthly, with variable interest rates based on one month LIBOR minus 2 basis points.  The total carrying value was approximately $75,175,000 and the value of the underlying collateral was approximately $78,141,000.  As of December 31, 2007 the average borrowing rate on the Trust’s repurchase agreements was 4.845%, renewable monthly.  These repurchase agreements were paid in full in January 2008.

12.	Revolving Line of Credit

In December 2005 the Trust entered into a Revolving Loan Agreement with KeyBank pursuant to which the Trust could borrow on a revolving basis up to $100,000,000.  In July 2006 the agreement was amended such that the maximum amount available under the credit facility was $70,000,000.  In July 2008 the Trust borrowed $70,000,000 under the facility, which was subsequently repaid in the fourth quarter of 2008.  On December 16, 2008 the credit facility was amended such that (i) the maximum borrowing by the Trust was reduced to $35,000,000, (ii) the maturity date was extended to December 16, 2010 and (iii) the Trust may, at its option, extend the term of the facility for an additional year.

Amounts borrowed under the credit facility bear interest at LIBOR plus 3.0%.  To the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 2.25%.  The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $119,000 and $177,000 for the years ended December 31, 2008 and 2007, respectively.

The revolving credit line requires monthly payments of interest only.  To the extent that the amounts outstanding under the facility are in excess of the borrowing base (as calculated), the Trust is required to make a principal payment to reduce such excess. The Trust may prepay from time to time without premium or penalty and re-borrow amounts prepaid.  The revolving line of credit requires the Trust to maintain (i) a minimum consolidated debt service coverage ratio, (ii) a maximum leverage ratio, (iii) liquid assets of $17,500,000 and (iv) a minimum net worth.  The revolving credit line is secured by substantially all of the Trust’s assets.  At December 31, 2008 and 2007, the Trust was in compliance with its covenants and there were no amounts outstanding under the facility.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Hedge Instruments

The Trust periodically hedges a portion of its interest rate risk with derivative financial instrument contracts, such as interest rate swaps, which in effect modify the repricing characteristics of the Trust’s repurchase agreements and floating rate mortgage debt agreements.  The use of interest rate swaps results in adjustments to cash flows for these liabilities. Hedging instruments can create exposure to potential losses if the counterparties to these instruments fail to perform their obligations under the contracts.  In the event of a default by the counterparty, the Trust would not receive payments provided for under the terms of the hedging instrument and could have difficulty taking possession of assets pledged as collateral for swap.  At December 31, 2008 the Trust did not anticipate default by its counterparty.  Hedge ineffectiveness as defined by SFAS No. 133 on cash flow hedges was $126,000 for the year ended December 31, 2008.  There was no hedge ineffectiveness for the years ended December 31, 2007 and 2006.

During 2007 the Trust effected an interest rate swap with a balance guaranty on its repurchase agreement with respect to its first mortgage residential whole-pool loan certificates, which bears interest at LIBOR minus 0.002%, effectively fixing the rate at 4.055%.   These repurchase agreements were repaid in January 2008.

Also during 2007 an interest rate swap with a $40,000,000 notional amount was subsequently negotiated to a notional amount of $26,000,000, expiring December 1, 2009.  This effectively converted the interest rate on that portion of principal from a floating rate equal to LIBOR plus 1.75% to a fixed LIBOR rate of 4.05% plus 1.75%. The outstanding balance at December 31, 2008 on this loan was approximately $24,983,000.

The table below summarizes the Trust’s interest rate swap at December 31, 2008 (in thousands):

Maturity	Swap Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Swap in Other Comprehensive Income	Unrealized Gain on Settled Swap in Other Comprehensive Income	Change in Swap Valuations Included in Other Comprehensive Income for the Year Ended December 31, 2008

December 2009	4.05%	$26,000	$-	$(765)	$138	$(713)
January 2008	4.055%	$-	$-	$-	$-	(30)
						$(743)

The table below summarizes the Trust’s interest rate swaps at December 31, 2007 (in thousands):

Maturity	Swap Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Swap in Other Comprehensive Income	Unrealized Gain on Settled Swap in Other Comprehensive Income	Change in Swap Valuations Included in Other Comprehensive Income for the Year Ended December 31, 2007

December 2009	4.05%	$26,000	$-	$(203)	$289	$(910)
January 2008	4.055%	$54,021	-	30	-	(643)
						$(1,553)

14.   Preferred Shares

Series A Preferred Shares

On February 7, 2006, in accordance with the terms of the Certificate of Designation for the Trust’s Series A Preferred Shares, the Trust converted all of the Series A Preferred Shares into Common Shares at a rate of 4.92 Common Shares for each Series A Preferred Share.  In connection with this conversion, the Trust issued approximately 4,836,763 Common Shares and made payments totaling $65 for fractional shares otherwise issuable as a result of the conversion to holders of the Trust’s Series A Preferred Shares.

Series B-1 Preferred Shares

In February 2005 and June 2005 the Trust sold an aggregate of 4,000,000 shares of its Series B-1 Convertible Redeemable Preferred Shares (the “Series B-1 Preferred Shares”) for $100,000,000, resulting in proceeds of approximately $94,164,000, net of underwriting, placement agent and legal fees of $5,836,000. The Series B-1 Preferred Shares were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The Series B-1 Preferred Shares have a liquidation value of $25 per share, pay cumulative dividends at a minimum rate of 6.5% and are convertible into Common Shares at a conversion price of $22.50, subject to anti-dilution adjustments.  In addition, the holders of the Series B-1 Preferred Shares have the right to elect one Trustee to the Board of Trustees as long as 1,000,000 Series B-1 Preferred Shares are outstanding.  Commencing on February 28, 2008, the Trust may convert all of the Series B-1 Preferred Shares if the closing price for the Common Shares for any 20 consecutive trading days within the 25-day period commencing on the date of mailing of the conversion notice exceeds 125% of the then conversion price.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the Series B-1 Preferred Shares, the Trust entered into an Investor Rights Agreement (the “Rights Agreement”) granting purchasers rights including: (i) preemptive rights regarding future issuances of securities by the Trust, (ii) co-investment rights enabling participation in future investments by the Trust and (iii) other rights in the event of a sale of substantially all the Trust’s securities.

The Trust has classified the Series B-1 Preferred Shares as liabilities pursuant to ASR 268 (Rule 5-02.28 of Regulation S-X) and EITF D-98, “Classification and Measurement of Redeemable Securities.”  Upon the conversion of the Series B-1 Preferred Shares to Common Shares, the shares converted will be classified as equity.

During 2008 and 2007, at the request of holders of Series B-1 Preferred Shares, 493,552 and 59,343 Series B-1 Preferred Shares were converted into 548,389 and 65,936 Common Shares, respectively. Through December 31, 2008, a total of 562,895 Series B-1 Preferred Shares have been converted into 625,436 Common Shares.  Conversions are treated as equity transactions and any fees incurred in connection with a conversion are recorded as a reduction to paid-in-capital.

During the fourth quarter of 2008 the Trust acquired 1,024,000 Series B-1 Preferred Shares with a liquidation value of approximately $25,600,000 at a 25.5% discount from their liquidation value of $25 per share.  The Trust determined that the repurchase of the Series B-1 Preferred Shares qualified as extinguishment of debt pursuant to the guidance of FAS 140, “Accounting For the Transfer and Servicing of Financial Assets and Liabilities,” (“FAS 140”) and recognized a gain of $6,284,000, pursuant to Accounting Priciples Board Opinion No. 26, “Early Extinguishment of Debt.”

In January 2009 the Trust acquired an additional 917,105 Series B-1 Preferred Shares at a discount of 25.5% from their liquidation value of $25 per share.  As a result, the Trust expects to record a gain from the early extinguishment of debt of approximately $5,847,000 in 2009.  As of March 1, 2009, there are 1,496,000 Series B-1 Preferred Shares outstanding.

15.	Common Shares

Share Repurchase

In September 2008 the Board of Trustees approved a stock repurchase plan pursuant to which the Trust is authorized to acquire up to one million of its Common Shares.  During 2008, the Trust acquired 70,000 of its Common Shares pursuant to the repurchase plan at an average price of $13.30 per share, aggregating approximately $930,000.  These shares have been included in treasury stock at December 31, 2008.

The following table sets forth information relating to sales of Common Shares:

Issue Date	Shares Issued	Price per Share		Type of Offering

3/29/06	1,044,008	$26.25		Rights Offering (2)
10/16/06	25,182	31.95		DRIP (3)
11/3/06	3,910,000	30.00	(1)	Public Offering
1/16/07	35,600	33.65		DRIP
4/16/07	27,000	32.80		DRIP
7/16/07	25,600	34.75		DRIP
10/15/07	30,400	31.34		DRIP
1/15/08	64,308	25.35		DRIP
4/15/08	41,026	20.65		DRIP
5/15/08	1,768,987	21.35		Rights Offering (4)
7/15/08	58,354	16.10		DRIP
10/15/08	85,950	11.52		DRIP

(1)	The Trust received $28.50 per share after underwriter’s discount.
(2)
Rights offering pursuant to which each holder of Common Shares and Series B-1 Preferred Shares received one basic subscription right for every twelve Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every twelve Common Shares issuable upon conversion of such Series B-1 Preferred Shares.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	The Trust’s Dividend Reinvestment and Stock Purchase Plan.
(4)
Rights offering pursuant to which each holder of Common Shares and Series B-1 Preferred Shares received one basic subscription right for every ten Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every ten Common Shares issuable upon conversion of such Series B-1 Preferred Shares.

16.	Warrants and Share Options

In May 2007 the Trust’s shareholders approved the Winthrop Realty Trust 2007 Long Term Incentive Plan (the "2007 Plan") pursuant to which the Trust can issue options to acquire Common Shares and restricted share awards to its Trustees, directors and consultants.  There are 100,000 Common Shares reserved for issuance under the 2007 Plan and as of December 31, 2008, no stock options or restricted stock awards have been issued.

In December 2003 the Board of Trustees granted 20,000 options under a Long Term Incentive Performance Plan to a Trustee who was Interim Chief Executive Officer and Interim Chief Financial Officer.  The options have an exercise price of $11.15 and expire on December 16, 2013, no options have been exercised.  There were no other options granted, cancelled or expired and in March 2005 the plan was terminated.

In November 1998 the Trust issued warrants to a third party to purchase 100,000 Common Shares at an exercise price of $41.85 per common share.  The warrants expired in November 2008.

17.	Discontinued Operations

In the third quarter of 2008 the Trust entered into an agreement for the sale of a shopping center asset located in Biloxi, Mississippi for a net sales price to the Trust of approximately $2,678,000.  The property, aggregating approximately 51,000 square feet, was sold in December 2008 and the Trust recorded a $1,807,000 gain.  The operations of this property are classified as discontinued operations for all periods presented.

On August 8, 2008 a petition by the condemnation of a shopping center asset located in St. Louis, Missouri aggregating 46,000 square feet was dismissed by the Missouri Circuit Court in the Twenty-Second Judicial Circuit.  The operations for this property, which were previously classified as discontinued operations, were reclassified to income from continuing operations for all periods presented.

Under an agreement related to a former property, VenTek Transit, Inc (“VenTek”), the Trust is entitled to receive royalty payments through 2009 equal to 5% of VenTek’s annual gross revenues.  The Trust received royalties of $23,000, $22,000 and $18,000 during the years ended 2008, 2007 and 2006, respectively.  It is not expected that future payments will be material to the Trust’s operations.  At December 31, 2006 the Trust had $828,000 accrued for a contingent sales tax liability related to Ventek.  In September 2007 the statute of limitations expired and the Trust wrote off this contingent liability, recording $828,000 in other income.

There were no liabilities related to discontinued operations at December 31, 2008 and 2007.

Results for discontinued operations for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006

Operating revenues	$209	$1,052	$200
Total expenses	48	56	90
Income from discontinued operations	$161	$996	$110

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Federal and State Income Taxes

The Trust has made no provision for regular current or deferred federal income taxes and no deferred state income taxes have been provided for on the basis that the Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust under Sections 856-860 of the Code.  In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain).  The Trust currently intends to comply with the foregoing minimum distributions requirements.  As of December 31, 2008, the Trust has net operating loss carryforwards of approximately $22,002,000 after utilizing $10,272,000 to offset 2008 taxable income, which will expire from 2021 through 2023.  As a result of the February 28, 2005 issuance of the Series B-1 Preferred Shares (see Note 14), the Trust’s net operating loss carryforwards are subject to annual limitations pursuant to Section 382 of the Code.  The Trust also had capital loss carryforwards of $1,695,000, which were fully utilized as of December 31, 2006.  The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes.  Such items resulted in a net increase in income for tax reporting purposes of $56,256,000 in 2008, a net decrease in income for tax reporting purposes of approximately $11,544,000 in 2007, and a net decrease in income of $11,796,000 in 2006.

Prior to 2007 the Trust had offset a portion of its federal taxable income by utilizing capital loss carryforwards.  However, the capital loss carryforwards are not available in certain states and localities where the Trust has an obligation to pay income taxes.  In addition, certain states and localities disallow state income taxes as a deduction and exclude interest income from United States obligations when calculating taxable income.  Federal and state tax calculations can differ due to differing recognition of net operating losses.  Accordingly, the Trust has recorded, $330,000, $417,000 and $238,000 in state and local taxes for the years ended December 31, 2008, 2007 and 2006, respectively.

The 2008, 2007 and 2006 cash dividends per Series B-1 Preferred Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2008	$1.38	$0.25	$-	$1.63
2007	0.96	1.43	-	2.39
2006	1.13	0.54	-	1.67

The 2008, 2007 and 2006 cash dividends per Common Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2008	$0.48	$0.09	$-	$0.57
2007	0.85	1.30	-	2.15
2006	1.00	0.50	-	1.50

19.	Commitments and Contingencies

The Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties.  Given the nature of the Trust’s business activities, these lawsuits are considered routine to the conduct of its business.  The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.  The Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Trust.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Related-Party Transactions

The following table sets forth the fees and reimbursements paid by the Trust for the years ended December 31, 2008, 2007 and 2006 to FUR Advisors and Winthrop Management L.P. (in thousands):

	2008		2007		2006

Asset Management (1)	$5,616	(3)	$5,263	(4)	$3,681	(5)
Property Management (2)	264		269		217
Construction Management (2)	23		9		-
	$5,903		$5,541		$3,898

(1)	Payable to FUR Advisors.
(2)	Payable to Winthrop Management L.P.
(3)	Before credits of $1,763, discussed below.
(4)	Before a credit of $189, discussed below.
(5)	Before a credit of $4,400, discussed below.

FUR Advisors

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

Base Management Fee

The quarterly base management fee payable to FUR Advisors for providing such services equals the lesser of an asset based fee or an equity based fee.

The asset based fee is calculated as follows: 1% of the gross asset value of the Trust up to $100,000,000, 0.75% of the gross asset value of the Trust between $100,000,000 and $250,000,000, 0.625% of the gross asset value of the Trust between $250,000,000 and $500,000,000 and 0.50% of the gross asset value of the Trust in excess of $500,000,000.  (In light of the net lease nature of its original net lease properties, FUR Advisors agreed to reduce its fee for these properties to 0.25% of the gross asset value for the portion of that portfolio that is subject to leverage.)

The equity based fee is calculated as follows: (i) 1.5% of our issued and outstanding equity securities plus (ii) 0.25% of any equity contribution by an unaffiliated third party to a venture managed by us.  For purposes of the equity based calculation, the 6,211,783 Common Shares outstanding at January 1, 2005 are to be valued as follows: $11.50 (the tender offer price paid by an affiliate of our advisor in its December 2003 tender offer) with respect to 5,211,783 Common Shares and $13.00 (the purchase price paid by such affiliate) with respect to the 1,000,000 Common Shares acquired on December 31, 2003.  Our Common Shares issued upon the conversion of our Series A Preferred Shares were valued at $25.4125 per Common Share, the conversion price. All Preferred and Common Shares issued subsequent to January 1, 2005 are and will be valued at the net issuance price, including any Common Shares issued in connection with the conversion of Preferred Shares, as adjusted for the November 2008 1-for-5 Common Share reverse split.

In March 2009 the base management fee was modified effective as of January 1, 2009.  As modified, the asset based fee calculation has been eliminated and the equity based fee is based on a price of $11.00 per Common Share outstanding and $25.00 per Series B-1 Preferred Share with respect to the 1,496,000 Series B-1 Preferred Shares outstanding after giving effect to the repurchases of Series B-1 Preferred Shares during the fourth quarter of 2008 and the first quarter of 2009.  Any additional future conversions, redemptions or repurchases of the Series B-1 Preferred Shares will not reduce the base equity for purposes of the base management fee calculation.  Any future issuances of Common Shares or preferred shares will increase the equity as per the existing agreement for purposes of the base management fee calculation.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incentive Fee

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

Winthrop Management L.P.

Winthrop Management L.P., an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Pursuant to the terms of the property management agreement, Winthrop Management L.P. receives a property management fee equal to 3% of the monthly revenues, which fee has been approved by the Conflicts Committee.

Credits

In connection with the resignation by Michael L. Ashner, the Trust’s Chairman and Chief Executive Officer, as an officer and Trustee of Lexington which was effective March 20, 2008, the Trust consented to FUR Advisors entering into a consulting agreement with Lexington pursuant to which FUR Advisors was to provide consulting services to Lexington through December 31, 2008.  For providing these services, FUR Advisors was entitled to a fee of $1,500,000 (the “Consulting Fee”), which was to be paid in monthly installments of approximately $167,000, and  the Trust received a credit against the base management fee payable by the Trust to FUR Advisors equal to the Consulting Fee.  Accordingly, the Trust received a credit of $1,500,000 for the year ended December 31, 2008.

WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors has been retained to provide accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including CDO-1.  WRP Sub-Management received reimbursement of direct and indirect expenses totaling $1,402,000 and $2,571,000 for the years ended December 31, 2008 and 2007, respectively, in accordance with the terms of the agreement.  Of these amounts, $526,000 and $378,000 were paid to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord (the “Affiliate Amount”).  Because the Trust pays an advisory fee to FUR Advisors whereas Lexington, the other member in Concord, does not, the advisory fee payable to FUR Advisors by the Trust is reduced by 50% of the Affiliate Amount to ensure equal treatment of the Trust and Lexington with respect to the reimbursements paid by Concord.  For the years ended December 31, 2008 and 2007, the Trust received and utilized a credit of $263,000 and $189,000, respectively, against the base management fee.

In connection with the Newkirk/Lexington merger, the advisory agreement between NKT Advisors and Newkirk was terminated, and NKT Advisors received a payment of $5,500,000 attributable to its incentive fee.  As a result of the incentive fee being paid by Newkirk and in accordance with the Advisory Agreement between the Trust and FUR Advisors, the Trust received a $4,400,000 credit (80% of total fee paid) in 2006 to be utilized on a go forward basis in offsetting the quarterly advisory fees payable under the Advisory Agreement, or in cash if the credit was not fully utilized after eight fiscal quarters.   To offset the base management fee payable the Trust utilized approximately $3,241,000 and $1,159,000 of the credit for the years ended December 31, 2007 and 2006, respectively, thereby fully utilizing the credit.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 24, 2008, the Trust acquired for the benefit of Concord two classes of securities issued by CDO-1 with a face value of $10,000,000 for approximately $4,850,000 and transferred legal ownership of these securities to Concord on March 31, 2008 and received reimbursement equal to the acquisition cost.

21.	Business Segments

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

Based on the Trust’s method of internal reporting, management determined that is has three operating segments: (i) the ownership of operating properties; (ii) the origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property – collectively, loan assets and loan securities; and (iii) the ownership of equity and debt securities in other REITs – REIT securities.  The accounting policies of the segments are identical to those described in Note 2.

The Operating Properties segment includes all of the Trust’s wholly and partially owned operating properties.  The Loan Assets and Loan Securities segment includes all of the Trust’s activities related to real estate loans which consists primarily of the Trust’s investment in Concord and Marc Realty.  The REIT Securities segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies.  In addition to our three business segments, the Trust reports non-segment specific income and expense under Corporate Income (Expense).

The following table summarizes (i) Trust assets by business segment and (ii) capital expenditures incurred for the Trust’s operating properties for the periods ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Operating properties	$286,780	$293,241
Loan assets and loan securities	146,560	320,671
REIT Securities	36,796	71,353
Cash and other	107,958	60,182

Total Assets	$578,094	$745,447

Capital Expenditures
Operating Properties	$3,377	$1,755

The following table summarizes revenues and expenses by segment for the periods ended December 31, 2008, 2007 and 2006.  Net operating income for each segment is defined as the segment’s revenue and other income, less operating expenses.  Non segment-specific income and expense items such as interest on cash reserves and administrative expenses are reported under the heading Corporate Income (Expense).

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	2008	2007	2006
	(in thousands)
Operating Properties
Rents and reimbursements	$43,342	$40,485	$38,837
Operating expenses	(7,407)	(5,851)	(4,054)
Real estate taxes	(2,549)	(2,139)	(1,879)
Impairment loss on investments in real estate	(2,100)	-	-
Loss on extinguishment of debt	-	(369)	(647)
Equity in loss of Sealy Northwest Atlanta	(409)	(470)	(51)
Equity in loss of Sealy Airpark Nashville	(1,023)	(936)	-
Equity in loss of Sealy Newmarket	(250)	-	-
Net operating income	29,604	30,720	32,206

Loan Assets and Loan Securities
Interest	1,532	7,826	12,962
Equity in earnings of preferred equity investment (Marc Realty)	5,868	11,836	6,849
Impairment loss on preferred equity investment	(7,513)	-	-
Equity in (loss) earnings of Lex-Win Concord	(30,207)	5,098	1,340
Impairment loss on equity investments	(36,543)	-	-
Gain on sale of mortgage backed securities	454	-	-
Gain on sale of other assets	24	-	-
Gain on sale of limited partnership interest	-	1,997	-
Provision for loss on loan receivable	(1,179)	(1,266)	-
Net operating (loss) income	(67,564)	25,491	21,151

REIT Securities
Dividends	916	3,003	1,073
Gain on sale of available for sale securities	1,580	10,187	8,130
Impairment loss on available for sale securities	(207)	(18,218)	-
Unrealized gain on available for sale securities	24	-	-
Assignment of exclusivity agreement – net lease assets	-	-	9,500
Equity in earnings of Newkirk Realty Trust	-	-	7,280
Gain on exchange of equity investment	-	-	9,285
Equity in loss of Lex-Win Acquisition, LLC	(878)	(45)	-
Net operating income (loss)	1,435	(5,073)	35,268

Net Operating (Loss) Income	(36,525)	51,138	88,625

Less - Depreciation and Amortization	12,094	12,688	11,216

Less - Interest Expense
Operating properties	14,761	14,369	14,306
Loans	206	6,377	8,258
REIT securities	89	-	-
Corporate Income (Expense)
Interest income	1,670	3,149	1,630
General and administrative (1)	(6,887)	(8,342)	(2,682)
Interest expense	(7,222)	(10,731)	(8,495)
Gain on extinguishment of debt	6,284	-	-
State and local taxes	(330)	(417)	(238)
Other	499	700	530

(Loss) income from continuing operations before minority interest	(69,661)	2,063	45,590
Minority interest	(483)	(578)	(2,764)

(Loss) income from continuing operations	(70,144)	1,485	42,826
Income from discontinued operations	1,968	996	110

Net (Loss) Income	$(68,176)	$2,481	$42,936

 (1) After credits – See Note 20.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Quarterly Results of Operations (Unaudited)

The following is an unaudited condensed summary of the results of operations by quarter for the years ended December 31, 2008 and 2007.  The Trust believes all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

	Quarters Ended
(In thousands, except per-share data)	March 31	June 30	September 30	December 31

2008

Revenues	$11,200	$11,343	$11,252	$11,995
Net income (loss)	$6,312	$(24,057)	$2,229	$(52,660)
Net income (loss) applicable to Common Shares	$5,973	$(24,057)	$2,229	$(52,660)
Per share
Net income (loss) applicable to Common Shares, basic	$0.45	$(1.65)	$0.14	$(3.34)
Net income (loss) applicable to Common Shares, diluted	$0.45	$(1.65)	$0.14	$(3.34)

2007

Revenues	$14,074	$14,848	$12,359	$10,033
Net income (loss)	$8,701	$12,776	$5,370	$(24,366)
Net income applicable to Common Shares	$7,713	$10,764	$5,234	$(24,366)
Per share
Net income (loss) applicable to Common Shares, basic	$0.59	$0.82	$0.40	$(1.84)
Net income (loss) applicable to Common Shares, diluted	$0.59	$0.82	$0.40	$(1.84)

As discussed in Note 2, the Trust determined that the intangible assets were not being amortized over the appropriate tenant lease term. Amortization was understated by approximately $1,024,000 for the year ended December 31, 2006 and by approximately $256,000 for each of the quarters ended March 31, June 30 and September 30, 2007.  The Trust has concluded that the cumulative adjustment was not material to the quarter or the year ended December 31, 2007. As such, the cumulative effect which totaled approximately $1,792,000 was recorded in the consolidated statement of operations as an out of period adjustment in the fourth quarter of 2007. There was no associated net impact on our cash flow from operations for the year ended December 31, 2007.

23.	Restatement

On August 7, 2007, subsequent to the filing of the December 31, 2006 financial statements, the Trust concluded that it needed to correct the Trust’s previously reported net income per Common Share of Beneficial Interest– basic for the years ended December 31, 2006 and 2005 and for certain interim periods within those years.  The Trust determined that its prior calculations of basic net income per common share had not appropriately considered the provisions of EITF 03-06 with respect to the dividend participation rights of the Series B-1 preferred shares, and that net income per Common Share of Beneficial Interest – basic should have been determined using the two-class method described in that pronouncement, as described in Note 21 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company's 2006 Annual Report on Form 10-K/A filed on January 7, 2008.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008.  Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Trust’s disclosure controls and procedures are effective.

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

As of December 31, 2008 the Trust’s management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting.  The Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework." Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2008.

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

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Trustees may be found under the caption "Election of Trustees" presented in our Proxy Statement for the Annual Meeting of Shareholders, expected to be held on May 21, 2009, which we refer to as the Proxy Statement.  That information is incorporated herein by reference.

The information in the Proxy Statement under the captions "Executive Officers" “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Financial Expert” and “Code of Ethics” presented in the Proxy Statement is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

The information in the Proxy Statement under the captions "Compensation of Trustees" and "Executive Compensation" presented in the Proxy Statement is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement under the caption "Security Ownership of Trustees, Officers and Others" presented in the Proxy Statement is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Proxy Statement under the caption "Certain Transactions and Relationships" and “Independence of Trustees” presented in the Proxy Statement is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Proxy Statement under the captions "Compensation of Trustees" and "Principal Accountant Fees and Services" presented in the Proxy Statement is incorporated herein by reference.

5PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm on page 61 of Item 8.

Management’s Report on Internal Controls over Financial Reporting on page 105 of Item 9A.

Consolidated Balance Sheets - December 31, 2008 and 2007 on page 63 of Item 8.

Consolidated Statements of Operations and Comprehensive Income - For the Years Ended December 31, 2008, 2007 and 2006 on page 64 of Item 8.

Consolidated Statements of Shareholders’ Equity - For the Years Ended December 31, 2008, 2007 and 2006 on page 65 of Item 8.

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2008, 2007 and 2006 on pages 66 and 67 of Item 8.

Notes to Consolidated Financial Statements on pages 68 through 104 of Item 8.

(2) Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation.

All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibits.

The exhibits listed on the Exhibit Index on page 111 are filed as a part of this Report or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST

Dated: March 16, 2009	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: March 16, 2009	By:	/s/ Thomas Staples
Thomas Staples
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Ashner	Trustee	March 16, 2009

/s/ Carolyn Tiffany	Trustee	March 16, 2009

Arthur Blasberg, Jr.
Talton R. Embry
Howard Goldberg
Bradley Scher
Steven Zalkind	Trustee	March 16, 2009

By:	/s/ Carolyn Tiffany
Carolyn Tiffany,
as attorney-in fact

WINTHROP REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
At December 31, 2008
(amounts in thousands)

						Cost
						capitalized/(impaired)
				Initial Cost to Registrant		subsequent to acquistion	As of December 31, 2008
			Mortgage		Building and	Land/Building and		Building and		Accumulated	Date
Description	Location	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	Life

Continuing Operations:

Office	Orlando	FL	$39,610	$-	$17,248	$42	$-	$17,290	$17,290	$1,783	11/2004	40 yrs
Office	Plantation	FL	-	-	8,915	20	-	8,935	8,935	921	11/2004	40 yrs
Office	Churchill	PA	-	-	23,834	37	-	23,871	23,871	2,461	11/2004	40 yrs
Office	Indianapolis	IN	4,384	270	1,609	6,033	1,763	6,149	7,912	3,516	10/1974	40 yrs
Office	Chicago	IL	21,391	-	23,635	1,547	-	25,182	25,182	2,062	10/2005	40 yrs
Office	Amherst	NY	16,913	1,591	18,027	-	1,591	18,027	19,618	1,634	5/2005	40 yrs
Office	Houston	TX	67,009	7,075	62,468	-	7,075	62,468	69,543	6,377	1/2005	40 yrs
Office	Lisle	IL	17,361	3,774	16,371	184	3,774	16,555	20,329	1,184	2/2006	40 yrs
Office	Lisle	IL	7,091	2,361	6,298	225	2,361	6,523	8,884	454	2/2006	40 yrs
Office	Lisle	IL	5,600	780	2,803	160	780	2,963	3,743	210	2/2006	40 yrs

			179,359	15,851	181,208	8,248	17,344	187,963	205,307	20,602

Retail	Athens	GA	-	-	3,669	5	-	3,674	3,674	379	11/2004	40 yrs
Retail	Atlanta	GA	-	-	4,633	5	-	4,638	4,638	478	11/2004	40 yrs
Retail	Louisville	KY	-	-	2,722	4	-	2,726	2,726	281	11/2004	40 yrs
Retail	Lafayette	LA	-	-	-	1	-	1	1	-	11/2004	40 yrs
Retail	Sherman	TX	-	-	820	2	-	822	822	84	11/2004	40 yrs
Retail	St. Louis	MO	-	-	990	2	-	992	992	102	11/2004	40 yrs
Retail	Greensboro	NC	-	-	3,797	4	-	3,801	3,801	392	11/2004	40 yrs
Retail	Knoxville	TN	-	-	2,121	3	-	2,124	2,124	219	11/2004	40 yrs
Retail	Memphis	TN	-	-	760	2	-	762	762	79	11/2004	40 yrs
Retail	Denton	TX	-	-	1,574	3	-	1,577	1,577	163	11/2004	40 yrs
Retail	Seabrook	TX	-	-	1,393	2	-	1,395	1,395	143	11/2004	40 yrs

			-	-	22,479	33	-	22,512	22,512	2,320

Other	Jacksonville	FL	-	2,166	8,684	1,334	2,166	10,018	12,184	1,567	11/2004	40 yrs
Other	Andover	MA	6,389	-	7,611	-2,097	-	5,514	5,514	573	12/2005	40 yrs
Other	South Burlington	VT	2,738	-	3,099	2	-	3,101	3,101	233	12/2005	40 yrs
Other	Chicago	IL	9,500	1,149	9,989	888	1,149	10,877	12,026	328	10/2007	40 yrs
Other	Kansas City	KS	6,768	666	5,330	1,066	685	6,377	7,062	278	3/2007	40 yrs
Other (1)			24,983	-	-	-	-	-	-	-

			50,378	3,981	34,713	1,193	4,000	35,887	39,887	2,979

Total from Continuing Operations			229,737	19,832	238,400	9,474	21,344	246,362	267,706	25,901

Discontinued Operations:

TOTALS			$229,737	$19,832	$238,400	$9,474	$21,344	$246,362	$267,706	$25,901

(1)  Represents a first mortgage loan collateralized by the Finova properties.
The aggregate cost in the properties for federal income tax purposes was approximately               $192,708

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2008	2007	2006
Real Estate
Balance at beginning of period	$266,290	247,401	$215,918
Additions during the period:
Land	-	666	6,915
Buildings and improvements	3,376	7,085	24,738
Consolidation of River City	-	11,138	-
Transfer (to) from discontinued operations, net (1)	140	-	(170)
Impairments during the period	(2,100)	-	-
Balance at end of period	$267,706	$266,290	$247,401
Accumulated Depreciation
Balance at beginning of period	$19,214	$12,932	$9,267
Additions charged to operating expenses	6,701	6,282	3,693
Transfer (to) from discontinued operations, net (1)	(14)	-	(28)
Balance at end of period	$25,901	$19,214	$12,932

(1)
Represents reclassification in order to conform to the current year’s presentation.  In the current year, the Biloxi, Mississippi property was placed into discontinued operations and the St. Louis, Missouri property was placed back into continuing operations.  For the year ended 2006, the St. Louis, Missouri property was placed into discontinued operations and the Sherman, Texas property was placed back into continuing operations.

 EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Amended and Restated Declaration of Trust as of December 15, 2005 - Incorporated by reference to Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005	-

3.2	Bylaws of the Trust as restated on November 8, 2005 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed November 10, 2005.	-

3.3	Amendment to Bylaws adopted January 10, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed January 16, 2007	-

3.4	Amendment to Bylaws adopted February 27, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed March 2, 2007	-

4.1	Form of certificate for Common Shares of Beneficial Interest	*

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust - Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	-

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	-

4.5	Amendment No. 1 to Series B-1 Certificate of Designations - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	-

10.1	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002 - Incorporated by reference to Exhibit 10.Q to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002.	-

10.2	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.3
Second Amended and Restated Advisory Agreement dated March 5, 2009 between the Trust, WRT Realty LP. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.6 to the Trust’s Form 8-K filed November 10, 2005.
*

10.4	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.5	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.7	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 23, 2004.	-

10.8	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.11 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.9	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 23, 2004.	-

10.10	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 23, 2004.	-

10.11	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 23, 2004.	-

10.12	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 23, 2004.	-

10.13	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005	-

10.14	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation - Incorporated by reference to Exhibit 10 to the Trust’s Form 8-K filed February 18, 2005.	-

10.15	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	-

10.16	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	-

10.17	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	-

10.18	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	-

10.19	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	-

10.20	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 10, 2005.	-

10.21	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 10, 2005.	-

10.22	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 21, 2005.	-

10.23	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 21, 2005.	-

10.24	Second Amendment to Loan Agreement, dated as of December 16, 2008- Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 22, 2008.

10.25	Third Amendment to Loan Agreement, dated as of December 16, 2008- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 22, 2008

10.26	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	-

10.27	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.28	Second Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated August 2, 2008, between Lex-Win Concord LLC and Inland American (Concord) Sub LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed August 4, 2008	-

10.29	Limited Liability Company Agreement of Lex-Win Concord LLC, dated August 2, 2008, among WRT Realty L.P., The Lexington Master Limited Partnership and WRP Sub-management LLC - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed August 4, 2008	-

21	List of Subsidiaries	*

23.1	Consent of Independent Accounting Firm – PricewaterhouseCoopers LLP	*

23.2	Consent of Independent Accounting Firm – Deloitte & Touche LLP	*

23.3	Consent of Independent Accounting Firm – PricewaterhouseCoopers LLP	*

23.4	Consent of Independent Accounting Firm – Habif, Arogeti, & Wynne LLP	*

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Consolidated financial statements of Lex-Win Concord LLC.	*

99.2	Combined financial statements of Chicago Properties.	*

* filed herewith