Form 10-Q
period 2009-03-31
Winthrop Realty Trust
filed 2009-05-11
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2). Yes ☐ No ☒

As of May 1, 2009 there were 15,823,250 Common Shares of Beneficial Interest outstanding.

INDEX

Item 1. Financial Information

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2009

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
		(as adjusted)
ASSETS

Investments in real estate, at cost
Land	$21,344	$21,344
Buildings and improvements	246,292	246,362
	267,636	267,706
Less - accumulated depreciation	(27,227)	(25,901)
Investments in real estate, net	240,409	241,805

Cash and cash equivalents	41,070	59,238
Restricted cash held in escrows	5,711	14,353
Loans receivable, net of reserve of $2,873 and $2,445, respectively	18,740	22,876
Accounts receivable, net of reserve of $290 and $225, respectively	14,370	14,028
Securities carried at fair value	43,982	36,516
Available for sale securities, net	186	184
Preferred equity investment	50,579	50,624
Equity investments	73,499	92,202
Lease intangibles, net	24,786	25,929
Deferred financing costs, net	2,408	3,218
Deposit for purchase of Series B-1 Preferred Shares	—	17,081
Other assets	40	40
TOTAL ASSETS	$515,780	$578,094

LIABILITIES

Mortgage loans payable	$228,300	$229,737
Series B-1 Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference; 1,496,000 and 2,413,105 shares authorized and outstanding at March 31, 2009 and December 31, 2008, respectively	37,400	60,328
Note payable	—	9,800
Accounts payable and accrued liabilities	8,386	8,596
Dividends payable	3,971	5,934
Deferred income	795	795
Below market lease intangibles, net	3,412	3,696
TOTAL LIABILITIES	282,264	318,886

COMMITMENTS AND CONTINGENCIES

EQUITY

Winthrop Realty Trust Shareholders' Equity:

Common Shares, $1 par, unlimited shares authorized; 15,815,787 and 15,754,495 outstanding at March 31, 2009 and December 31, 2008, respectively	15,816	15,754

Additional paid-in capital	461,559	460,956

Accumulated distributions in excess of net income	(239,688)	(213,284)

Accumulated other comprehensive loss	(15,233)	(15,176)

Total Winthrop Realty Trust Shareholders' Equity	222,454	248,250

Non-controlling interests	11,062	10,958

Total Equity	233,516	259,208

TOTAL LIABILITIES AND EQUITY	$515,780	$578,094

See Notes to Consolidated Financial Statements.

         WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2009	2008

Revenue
Rents and reimbursements	$10,985	$10,667
Interest and dividends	1,752	533
	12,737	11,200

Expenses
Property operating	2,001	1,867
Real estate taxes	703	739
Depreciation and amortization	2,899	3,058
Interest	4,398	5,831
Impairment loss on available for sale securities	—	100
Provision for loss on loan receivable	428	—
General and administrative	1,446	2,071
State and local taxes	50	124
	11,925	13,790
Other income
Earnings from preferred equity investments	1,015	2,330
Equity in earnings (loss) of equity investments	(18,163)	3,812
Gain on sale of available for sale securities	—	2,029
Loss on sale of securities carried at fair value	(87)	—
Gain on sale of mortgage-backed securities available for sale	—	454
Unrealized loss on securities carried at fair value	(11,148)	—
Gain on early extinguishment of debt	5,237	—
Interest income	72	228
	(23,074)	8,853
Consolidated (loss) income from continuing operations	(22,262)	6,263

Income from discontinued operations	—	49
Consolidated net (loss) income	(22,262)	6,312

Income attributable to non-controlling interests	(171)	—
Net (loss) income attributable to Winthrop Realty Trust	$(22,433)	$6,312

Comprehensive income (loss)
Net income (loss)	$(22,262)	$6,312
Change in unrealized loss on available for sale securities arising during the period	2	2,023
Change in unrealized gain on mortgage-backed securities available for sale arising during the period	—	190
Change in unrealized gain (loss) on interest rate derivatives arising during the period	138	(651)
Change in unrealized loss from equity investments	(197)	(9,635)
Less reclassification adjustment from (gains) losses included in net income	—	(2,483)

Comprehensive income (loss)	$(22,319)	$(4,244)

Per Common Share data - Basic
Income (loss) from continuing operations attributable to Winthrop Realty Trust	$(1.42)	$0.45
Income from discontinued operations attributable to Winthrop Realty Trust	—	—
Net income (loss) attributable to Winthrop Realty Trust	$(1.42)	$0.45

Per Common Share data - Diluted
Income (loss) from continuing operations attributable to Winthrop Realty Trust	$(1.42)	$0.44
Income from discontinued operations attributable to Winthrop Realty Trust	—	—
Net income (loss) attributable to Winthrop Realty Trust	$(1.42)	$0.44

Basic Weighted-Average Common Shares	15,806	13,416
Diluted Weighted-Average Common Shares	15,806	13,428

Amounts attributable to Winthrop Realty Trust Common Shareholders
Income (loss) from continuing operations	$(22,433)	$6,263
Income from discontinued operations	—	49
Net income (loss)	$(22,433)	$6,312

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2009

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total

Balance, December 31, 2008	15,754	$15,754	$460,956	$(213,284)	$(15,176)	$10,958	$259,208

Net loss attributable to Winthrop Realty Trust	—	—	—	(22,433)	—	—	(22,433)
Net income attributable to non-controlling interests	—	—	—	—	—	171	171
Distributions to non-controlling interests	—	—	—	—	—	(130)	(130)
Contributions from non-controlling interests	—	—	—	—	—	63	63
Dividends paid or accrued on Common Shares of beneficial interest ($0.25 per share)	—	—	—	(3,971)	—	—	(3,971)
Change in unrealized gain on available for sale securities, net of reclassification adjustment for amounts included in net income	—	—	—	—	2	—	2
Change in unrealized loss on interest rate derivatives	—	—	—	—	138	—	138
Change in unrealized loss from equity investments	—	—	—	—	(197)	—	(197)
Stock issued pursuant to dividend reinvestment plan	62	62	603	—	—	—	665

Balance, March 31, 2009	15,816	$15,816	$461,559	$(239,688)	$(15,233)	$11,062	$233,516

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income	Interests	Total

Balance, December 31, 2007	66,292	$66,292	$358,145	$(134,531)	$(8,090)	$9,978	$291,794

Net loss attributable to Winthrop Realty Trust	—	—	—	6,312	—	—	6,312
Net income attributable to non-controlling interests	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—
Dividends paid or accrued on Common Shares of beneficial interest ($0.065 per share)	—	—	—	(4,417)	—	—	(4,417)
Change in unrealized gain on available for sale securities, net of reclassification adjustment for amounts included in net income	—	—	—	—	(6)	—	(6)
Change in unrealized gain on mortgage-backed securities held for sale, net of reclassification adjustment for amounts included in net income	—	—	—	—	(264)	—	(264)
Change in unrealized loss on interest rate derivatives	—	—	—	—	(651)	—	(651)
Change in unrealized loss from equity investments	—	—	—	—	(9,635)	—	(9,635)
Stock issued pursuant to dividend reinvestment plan	322	322	1,309	—	—	—	1,631
Conversion of Series B-1 Preferred Shares to Common Shares	1,333	1,333	4,463	—	—	—	5,796

Balance, March 31, 2008	67,947	$67,947	$363,917	$(132,636)	$(18,646)	$9,978	$290,560

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(22,262)	$6,312
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of deferred financing costs)	1,892	2,021
Amortization of lease intangibles	1,313	1,473
Straight-lining of rental income	324	225
Earnings of preferred equity investments less than (in excess of) distributions	45	116
Earnings of equity investments less than (in excess of) distributions	18,506	(2,596)
Restricted cash held in escrows	714	840
Gain on sale of mortgage-backed securities available for sale	—	(454)
Loss on sale of securities carried at fair value	87	—
Gain on sale of available for sale securities	—	(2,029)
Unrealized loss on securities carried at fair value	11,148	—
Gain on early extinguishment of debt	(5,237)	—
Impairment loss	—	100
Provision for loss on loan receivable	428	—
Bad debt expense (recovery)	65	(2)
Interest receivable on loans	4	(41)
Net change in accounts receivable	(731)	8,745
Net change in accounts payable and accrued liabilities	127	(3,359)
Net change in other assets	—	(71)

Net cash provided by operating activities	6,423	11,280

Cash flows from investing activities
Investments in real estate	(949)	(1,065)
Proceeds from repayments of mortgage-backed securities available for sale	—	78,318
Investment in equity investments	—	(5,087)
Investment in real estate loans	(1,596)	—
Proceeds from preferred equity investments	—	18,416
Purchase of securities carried at fair value	(25,668)	—
Purchase of available for sale securities	—	(4,850)
Proceeds from sale of securities carried at fair value	6,967	—
Proceeds from sale of available for sale securities	—	57,699
Decrease (increase) in restricted cash held in escrows	2,635	(107)
Issuance and acquisition of loans receivable	—	(2,465)
Collection of loans receivable	5,300	133

Net cash (used in) provided by investing activities	(13,311)	140,992

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued from previous page)

	For the Three Months Ended
	March 31,
	2009	2008

Cash flows from financing activities
Repayment of borrowings under repurchase agreements	$—	$(75,175)
Proceeds from mortgage loans payable	49	161
Restricted cash held in escrows	5,293	30
Principal payments of mortgage loans payable	(1,486)	(1,235)
Payments of note payable	(9,800)	—
Deferred financing costs	—	(24)
Dividends paid on Common Shares	(5,934)	(16,242)
Issuance of Common Shares under dividend reinvestment plan	665	1,631
Contribution from non-controlling interest	63	—
Distribution to non-controlling interest	(130)	—

Net cash used in financing activities	(11,280)	(90,854)

Net increase (decrease) in cash and cash equivalents	(18,168)	61,418
Cash and cash equivalents at beginning of period	59,238	36,654
Cash and cash equivalents at end of period	$41,070	$98,072

Supplemental Disclosure of Cash Flow Information

Interest paid	$4,593	$9,237
	—
Taxes paid	$30	$39

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on Common Shares	$3,971	$4,417

Capital expenditures accrued	$158	$254

Conversion of Series B-1 Preferred Shares into Common Shares	$—	$5,796

Redemption of Series B-1 Preferred Shares	$(17,081)	$—

Deposit on redemption of Series B-1 Preferred Shares	$17,081	$—

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

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

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas:  (i) direct or indirect ownership of operating properties (“operating properties”); (ii) origination and acquisition of loans and debt securities secured directly or indirectly by commercial real property (“loan assets and loan securities”), including collateral mortgage-backed securities and collateral debt obligation securities; and (iii) equity and debt interests in other REITs (“REIT securities”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.  In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for fair statements have been included.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

Reverse Stock Split

In November 2008 the Trust effected a 1-for-5 reverse stock split (the "Reverse Split") of its Common Shares of Beneficial Interest (“Common Shares”) pursuant to which each five Common Shares issued and outstanding as of the close of the market on November 28, 2008 were automatically combined into one Common Share, subject to the elimination of fractional shares.  All references to Common Shares outstanding, per Common Share amounts and stock option data have been restated to reflect the effect of the Reverse Split for all periods presented.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year’s presentation.  Discontinued operations for the three month period ended March 31, 2008 include the Trust’s property in Biloxi, Mississippi.  Also during the quarter ended March 31, 2008, the Trust placed its St. Louis, Missouri property back into continuing operations.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

The Trust has evaluated its investments to determine whether they constitute a variable interest in a variable interest entity (“VIE”).  FIN 46 requires a VIE to be consolidated by its primary beneficiary (“PB”).  The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

In December 2008 the Trust adopted FASB Staff Position FAS 140-4 (“FSP FAS 140-4”) and FIN 46(R)-8 (“FIN 46R-8”), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. Among other things FSP FAS 140-4 and FIN 46(R)-8 require enhanced disclosure with respect to variable interest entities to provide financial statements users with an understanding of the significant judgments and assumptions made by the Trust in its determination of whether it must consolidate variable interest entities.

At March 31, 2009 the Trust has identified five convertible mezzanine loans related to the Marc Realty portfolio to be variable interests in a VIE.  The Trust has determined that it is the primary beneficiary of the underlying borrowing entity of one of these mezzanine loans and consolidates this investment.  The Trust has determined that it is not the primary beneficiary of the underlying borrowing entities of the other four mezzanine loans as it does not anticipate absorbing a majority of the expected losses due to its preferred return position.  These loans, with a carrying value of $3,923,000 net of other-than-temporary impairment charges of $3,331,000, are accounted for as preferred equity in the Trust’s consolidated balance sheet.

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

The reconciliation of Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Basic
Income (loss) from continuing operations attributable to Winthrop Realty Trust	$(22,433)	$6,263
Allocation of undistributed earnings to Series B-1 Preferred Shares	—	(339)
Income from discontinued operations attributable to Winthrop Realty Trust	—	49
Net income (loss) attributable to Winthrop Realty Trust applicable to Common Shares for earnings per share purposes	$(22,433)	$5,973

Basic weighted-average Common Shares	15,806	13,416

Income (loss) from continuing operations attributable to Winthrop Realty Trust	$(1.42)	$0.45
Income from discontinued operations attributable to Winthrop Realty Trust	—	—
Net income (loss) attributable to Winthrop Realty Trust per Common Share	$(1.42)	$0.45

Diluted
Income (loss) from continuing operations attributable to Winthrop Realty Trust	$(22,433)	$6,263
Allocation of undistributed earnings to Series B-1 Preferred Shares	—	(339)
Income from discontinued operations attributable to Winthrop Realty Trust	—	49
Net income (loss) attributable to Winthrop Realty Trust applicable to Common Shares for earnings per share purposes	$(22,433)	$5,973

Basic weighted-average Common Shares	15,806	13,416
Series B-1 Preferred Shares (1)	—	—
Stock options (2)	—	12
Diluted weighted-average Common Shares	15,806	13,428

Income (loss) from continuing operations attributable to Winthrop Realty Trust	$(1.42)	$0.44
Income from discontinued operations attributable to Winthrop Realty Trust	—	—
Net income (loss) attributable to Winthrop Realty Trust per Common Share	$(1.42)	$0.44

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)
The Trust’s Series B-1 Preferred Shares were anti-dilutive for the three months ended March 31, 2009 and 2008 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)
The Trust’s outstanding stock options were anti-dilutive for the three months ended March 31, 2009 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per Common Share.

Recently Issued Accounting Standards

In November 2008, EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), was ratified.  EITF 08-6 addresses questions about the potential effect of FASB Statement No. 141R, “Business Combinations,” and FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, on Equity Method Accounting Under APB 18.”  EITF 08-6 generally continues existing practices under APB 18, including the use of a cost-accumulation approach to initial measurement of the investment.  EITF 08-6 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment.  However, an equity method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor.  The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with APB 18.  EITF 08-6 was effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and is applied prospectively.  The implementation of EITF 08-6 on January 1, 2009 did not have a material impact on the Trust’s consolidated financial statements.

In June 2008 FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ( "FSP EITF 03-6-1" ) was issued which states that share-based payment awards which entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share.  FAS EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Trust has adopted FSP EITF 03-6-1 which had no impact on the Trust’s calculation of basic earnings per share.

In June 2008 EITF Issue 07-5, “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (“FSP EITF 07-5”) was ratified.  Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in shareholder’s equity in the statement of financial position would not be considered a derivative financial instrument.  FSP EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus be able to qualify for the SFAS 133 paragraph 11(a) scope exception.  FSP EITF 07-5 is effective on January 1, 2009.  The Trust has adopted FSP EITF 07-5 which had no impact on its consolidated financial statements.

In May 2008 FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Settlement)" ("FSP APB 14-1"), was issued which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Trust has adopted FSP APB 14-1 which had no impact on its consolidated financial statements.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2008 Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), was issued which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning on or after November 15, 2008.  The Trust has adopted SFAS 161 which did not have a material impact on its consolidated financial statements.

In February 2008 FASB Staff Position (“FSP”) on “Accounting Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3.”), was issued which addresses the issue of whether or not repurchase financing transactions should be viewed as two separate transactions or as one “linked” transaction. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and applies only to original transfers made after that date; early adoption is not allowed. The Trust has adopted FSP FAS 140-3 which had no impact on its consolidated financial statements.

In December 2007 Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), was issued. The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) provides that transaction costs will be expensed. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008; early adoption is not allowed.  The Trust has adopted SFAS 141(R) which had no impact on its consolidated financial statements.

In December 2007 Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”), was issued which establishes and expands accounting and reporting standards for entities that have outstanding minority interests, which are re-characterized as non-controlling interests, in a subsidiary. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  Previously, net income attributable to the non-controlling interest generally was reported as an expense in arriving at consolidated net income. SFAS 160 results in more transparent reporting of the net income attributable to non-controlling interests and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The effective date of this Statement is the same as that of the related Statement 141(R); early adoption is not allowed. The adoption of SFAS 160 on January 1, 2009 resulted in (i) the reclassification of minority interests in consolidated subsidiaries to non-controlling interests in consolidated subsidiaries, a component of permanent equity on our consolidated balance sheets, (ii) the reclassification of minority interest expense to net income attributable to non-controlling interests on our consolidated statements of operations, and (iii) additional disclosures, including a consolidated statement of changes in partners’ equity in quarterly reporting periods.

In April 2009 FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FAS 124-2”) was issued.  This FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt securities. It requires a more detailed, risk-oriented breakdown of major security types and related information currently required by SFAS No. 115. In addition, FSP 115-2 and 124-2 requires that the annual disclosures in SFAS No. 115 and FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” be made for interim periods (including the aging of securities with unrealized losses). This FSP also requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Trust did not elect early adoption and is evaluating the impact of the adoption of FSP FAS 115-2 and FAS 124-2 on its consolidated financial statements.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009 FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) was issued.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same – that is, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Accordingly, this FSP does not apply to quoted prices for an identical asset or liability in an active market (that is, a Level 1 input). This FSP is effective for interim and annual reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009. The Trust did not elect early adoption and is evaluating the impact of the adoption of FSP FAS 157-4 on its consolidated financial statements.

In April 2009, FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), was issued.  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies.  FSP FAS 107-1 and APB 28-1 require disclosure in interim reporting periods and annual reporting periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required under SFAS No. 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, including any changes therein.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The Trust did not elect early adoption and is evaluating the impact of the adoption of FSP FAS 107-1 and APB 28-1 on its consolidated financial statements.

3.	Fair Value Measurement

On January 1, 2008 the Trust adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. Accordingly, the standard does not require any new fair value measurements of reported balances.  Cash equivalents, derivative financial instruments, available for sale securities, and securities carried at fair value are reported at fair value.

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Level 1 securities include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain derivative financial instruments. In cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include, for example, residual interests in securitizations and other less liquid securities.

In October 2008 FASB Staff Position FAS 157-3 ("FSP FAS 157-3"), “Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active,” was adopted which provides clarification that determination of fair value in an inactive market depends on facts and circumstances and may require the use of significant judgment to determine whether certain individual transactions are forced liquidations or distressed sales. In cases where the volume and level of trading activity for an asset has declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, observable inputs might not be relevant and could require significant adjustment. In addition, FSP FAS 157-3 also clarifies that broker or pricing service quotes may be appropriate inputs when measuring fair value, but are not necessarily determinative if an active market does not exist for the financial asset. Regardless of the valuation techniques used, FSP FAS 157-3 requires that an entity include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. The Trust has always considered nonperformance and liquidity risks in its analysis of loan and collateral underlying its securities and does not believe the adoption of FSP FAS 157-3 had a material impact on its consolidated financial statements.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Recurring Measurements

Cash Equivalents

The Trust’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments that are valued based on quoted market prices in active markets include most U.S. government treasury bills with original maturities of less than 90 days and money market securities acquired through overnight sweeps.

Available for Sale Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. At March 31, 2009 all of the Trust’s available for sale securities are classified within Level 1 of the valuation hierarchy.

Securities Carried at Fair Value

At March 31, 2009 all of the Trust’s securities carried at fair value are classified within Level 1 of the fair value hierarchy.

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust has determined that the derivative valuations in their entirety should be classified in Level 2 of the fair value hierarchy.

The table below presents the Trust’s assets and liabilities as of March 31, 2009,  measured at fair value, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Cash equivalents (1)	$15,000	$—	$—	$15,000
Available for sale securities	186	—	—	186
Securities carried at fair value	43,982	—	—	43,982
	$59,168	$—	$—	$59,168
Liabilities
Derivative liabilities	$—	$589	$—	$589

(1)	Does not include cash on hand of approximately $26,070 at March 31, 2009.

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Cash equivalents (1)	$43,272	$—	$—	$43,272
Available for sale securities	184	—	—	184
Securities carried at fair value	36,516	—	—	36,516
	$79,972	$—	$—	$79,972
Liabilities
Derivative liabilities	$—	$765	$—	$765

(1)	Does not include cash on hand of approximately $15,966 at December 31, 2008.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Recurring Measurements

Preferred Equity and Equity Investments

The valuation of preferred equity and equity investments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates.  The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions.  The significant assumptions include the discount rate used in the income capitalization valuation and interest rate volatility.  The Trust has determined that the significant inputs used to value its equity investments with a fair value of $55,183,000 at March 31, 2009 fall within Level 3.  The Trust determined that there were no valuation adjustments on these assets during the first quarter of 2009. The Trust has determined that the significant inputs used to value certain of its preferred equity investments with a fair value of $0 at March 31, 2009 fall within Level 3.  The Trust had no valuation adjustments on these assets during the first quarter of 2009.

As of December 31, 2008, the table below presents the Trust’s assets and liabilities measured at fair value as events dictate, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Equity investments	$—	$—	$73,061	$73,061
Preferred equity investments	—	—	—	—
	$—	$—	$73,061	$73,061

Fair Value Option

SFAS No. 159, “The Fair Value Option For Financial Assets and Financial Liabilities,”(“SFAS 159”) provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings on a quarterly basis based on the then market price regardless of whether such assets or liabilities have been disposed of at such time.  SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Trust has elected the fair value option for all securities acquired subsequent to September 30, 2008.

For the three months ended March 31, 2009, the Trust recognized a net unrealized loss of $11,148,000 as a result of the change in fair value of the financial assets for which the fair value option was elected, which is recorded as an unrealized loss in the Trust’s statement of operations.  Income related to securities carried at fair value are recorded as interest and dividend income.

The following table presents the Trust's financial instruments for which the fair value option was elected (in thousands):

Financial instruments, at fair value	March 31, 2009

Assets
Securities carried at fair value:
Senior debentures	$20,994
Preferred shares	13,729
Common shares	9,259
$43,982

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the difference between fair values and the aggregate contractual amounts due (senior debentures) for which the fair value option has been elected (in thousands):

	Fair Value at March 31, 2009	Amount Due Upon Maturity	Difference
Assets
Securities carried at fair value:
Senior debentures	$20,994	$31,341	$10,347

4.	Acquisitions, Loan Originations, Dispositions and Financings

Preferred Stock

In January 2009 the Trust acquired for $17,081,000 917,105 Series B-1 Preferred Shares at a discount from their liquidation value of $25 per share.  The Trust determined that the repurchase of the Series B-1 Preferred Shares qualified as extinguishment of debt pursuant to the guidance of FAS 140, “Accounting For the Transfer and Servicing of Financial Assets and Liabilities,” (“FAS 140”) and recorded a gain from the early extinguishment of debt pursuant to APB 26 of approximately $5,237,000, net of unamortized issuance costs of $609,000.  As of March 31, 2009, there are 1,496,000 Series B-1 Preferred Shares outstanding.

Acquisitions & Dispositions of REIT securities

During the three months ended March 31, 2009 the Trust acquired senior debentures with a face value of approximately $25,401,000 at a cost of approximately $16,433,000, preferred shares at a cost of approximately $8,947,000 and common shares at a cost of approximately $288,000.

During the three months ended March 31, 2009 the Trust sold senior debentures with an original cost basis of $4,324,000 and a fair value of $4,560,000 and received net proceeds of approximately $4,538,000, preferred shares with an original cost basis of $1,644,000 and a fair value of $1,857,000 for net proceeds of approximately $1,792,000 and common shares with an original cost basis of $410,000 and a fair value of $637,000 for net proceeds of approximately $637,000.  The difference between the original cost basis and the fair value represents the unrealized gain or loss recognized pursuant to SFAS 159 during the holding period of the securities.  The Trust recognized a net loss on the sale of these securities of approximately $87,000, exclusive of any interest or dividends earned.

River City

The Trust received a one-year extension of its mortgage loan of $9,500,000 on its River City property.  The terms of the extension require monthly payments of interest only at a fixed rate of 6% with a new maturity of March 28, 2010.  The renewal was subject to a $200,000 principal payment which was made in April.

Note Payable Payoff

At December 31, 2008 the Trust had a $9,800,000 loan payable to Citibank, which bore interest at LIBOR plus 2.5% and matured in December 2011.  The loan was made in connection with the Trust’s purchase during 2008 of 3,500,000 common shares of Lexington Realty Trust (“Lexington”).  The loan required monthly payments of interest only and was subject to margin calls if the loan balance compared to the fair value of the common shares exceeded 57.5%.  The Trust paid the loan off in full in March 2009.

5.	Loans Receivable

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Trust’s loans receivable at March 31, 2009 and December 31, 2008 (in thousands):

				Carrying Amount (6)
				March 31,	December 31,
Property	Location	Interest Rate	Maturity	2009	2008

Marc Realty – Various (1) (2)	Chicago, IL	8.5%	(1)	$18,839	$17,547
Loan loss reserve				(1,607)	(1,179)
Lex-Win Concord LLC (3)	Various	—	Dec 2009	—	5,000
600 West Jackson LLC (4)	Chicago, IL	6.5%	Jun 2009	1,508	1,508
Vision Term Loan (5)	—	15.0%	Dec 2011	1,266	1,266
Loan loss reserve				(1,266)	(1,266)
				$18,740	$22,876

(1)
Represents several tenant improvement and capital expenditure loans for properties in the Marc Realty portfolio. These loans mature from July 2012 through March 2016.  During the three months ended March 31, 2009, the Trust recorded a loan loss reserve of $428 related to loans on three properties in the Marc Realty portfolio.

(2)	Collateralized by a subordinate mortgage or the ownership interests in the property owner.
(3)
The Trust made an unsecured working capital loan of $5,000 to Lex-Win Concord in December 2008.  This amount was repaid in January 2009.  In connection with the repayments, we reconsidered Lex-Win Concord’s VIE status and concluded that Lex-Win Concord continues not to be a VIE.

(4)	Represents a second mortgage on the property.
(5)	Due to the uncertainty regarding collectability of this loan, in 2007 the Trust recorded a loan loss reserve of approximately $1,266 representing the loan receivable and accrued interest.
(6)	The carrying amount includes accrued interest of $119 and $123 at March 31, 2009 and December 31, 2008, respectively.

For the three months ended March 31, 2009, the Trust has not recognized any interest income on impaired loans subsequent to the date of their impairment.  Cash payments received on impaired loans are classified as debt recovery.  As of March 31, 2009, the Trust has received $9,000 which has been recorded as a recovery on impaired loans which had a carrying value of $0 at March 31, 2009.

6.	Securities

Securities Carried at Fair Value

Securities carried at fair value represents senior debentures, preferred shares, and common shares for which the Trust has elected the fair value option of SFAS 159.

Securities carried at fair value at March 31, 2009 are summarized in the table below (in thousands):

	Cost	Fair Value

Senior debentures	$20,330	$20,994
Preferred shares	14,709	13,729
Common shares	20,744	9,259
	$55,783	$43,982

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009, the Trust recognized an unrealized loss on securities carried at fair value of $11,148,000.

Securities carried at fair value at December 31, 2008 are summarized in the table below (in thousands):

	Cost	Fair Value

Senior debentures	$8,221	$8,631
Preferred shares	7,405	8,352
Common shares	20,866	19,533
	$36,492	$36,516

For the year ended December 31, 2008, the Trust recognized an unrealized gain on securities carried at fair value of $24,000.

Available for Sale Securities

Available for sale securities represents securities for which the Trust has not elected the fair value option of SFAS 159.  These securities are accounted for pursuant to Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments in Debt and Equity Securities.”

Available for sale securities at March 31, 2009 are summarized in the table below (in thousands):

	Cost	Fair Value

Preferred shares	$204	$186

For the three months ended March 31, 2009, the Trust recognized an unrealized gain in other comprehensive income of $2,000.  As of March 31, 2009, there was a cumulative unrealized loss in other comprehensive income of $18,000 related to these securities.

Available for sale securities at December 31, 2008 are summarized in the table below (in thousands):

	Cost	Fair Value

Preferred shares	$204	$184

For the year ended December 31, 2008, the Trust recognized an unrealized loss in other comprehensive income of $20,000.

During the three months ended March 31, 2009 and March 31, 2008, securities were sold for total proceeds of approximately $6,967,000 and $57,699,000, respectively.  The Trust recognized a gross realized loss of $87,000 on the sale of these securities during the three months ended March 31, 2009 and recognized a gross realized gain of $2,029,000 on the sale of securities during the three months ended March 31, 2008.  The Trust utilizes the specific identification method for calculating gain or loss on the sale of securities.

7.	Preferred Equity Investments – Marc Realty

At March 31, 2009, the Marc Realty portfolio consisted of two participating second mortgage loans and 19 convertible mezzanine loans, together with an equity investment in each mezzanine borrower, in the aggregate amount of approximately $49,497,000, net of impairments of $7,513,000.  The second mortgage and mezzanine loans contain conversion rights which may be exercised by either the Trust or Marc Realty.  Each loan is collateralized by the applicable borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex primarily in the Chicago business district or suburban area.  Each borrower holds a 100% interest in the applicable Property Owner. Eighteen of the loans bear interest at 7.65%, three of the loans bear interest at 8.5%, all of the loans mature on April 18, 2012 and require monthly payments of interest only.  The Trust recognized earnings from preferred equity investments, exclusive of Class B equity payments, of $1,015,000 and $1,371,000 for the three months ended March 31, 2009 and 2008, respectively.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 20, 2008, one of the properties in the Marc Realty portfolio, 999 East Touhy, Chicago, in which the Trust held a 7.65% convertible mezzanine loan and a preferred interest, was sold to an unaffiliated third party.  The Trust received $1,706,000, exclusive of interest, on its original investment of $736,000.  The Trust recognized additional equity income of $959,000 with respect to this sale.

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of March 31, 2009	As of December 31, 2008
Condensed Balance Sheets
Investment in real estate, net	$167,262	$167,386
Prepaid expenses and deposits	5,008	7,239
Cash and cash equivalents	3,910	3,371
Receivables and other assets	30,333	30,485
Total Assets	$206,513	$208,481

Nonrecourse mortgage debt	$288,837	$285,524
Other liabilities	21,483	24,481

Total Liabilities	310,320	310,005

Partners’ Deficit	(103,807)	(101,524)
Total Liabilities and Partners’ Deficit	$206,513	$208,481

On the Trust’s Consolidated Balance Sheets:
Preferred Equity Investment	$50,579	$50,624

A basis difference exists between the carrying value of the Trust’s preferred equity investment and its share of the Property Owner’s reported net assets as a result of (i) the acquisition of its investment in Marc Realty at the then determined fair value which was different from its share of the net depreciated assets as recorded by the Property Owners on the historical books of the venture and (ii) other-than-temporary impairment charges of $7,513,000.

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Condensed Statements of Operations
Revenues	$16,020	$15,497
Operating expense	(7,117)	(8,119)
Interest expense	(4,570)	(4,266)
Real estate taxes	(2,609)	(2,569)
Depreciation and amortization	(3,249)	(3,033)
Other expenses, net	(711)	(629)
Loss from continuing operations	(2,236)	(3,119)

Discontinued operations
Loss from discontinued operations	—	(1,047)
Gain on sale of property	—	3,344
Income from discontinued operations	—	2,297

Net loss	$(2,236)	$(822)

On the Trust’s Consolidated Statements of Operations and Comprehensive Income:
Equity in earnings of Preferred Equity Investment	$1,015	$2,330

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Equity Investments

The Trust’s equity investments at March 31, 2009 and December 31, 2008 are summarized below (in thousands):

	Lex-Win Concord	Sealy Northwest Atlanta	Sealy Airpark Nashville	Sealy Newmarket	Lex-Win Acquisition	Total

Balance December 31, 2008	$73,061	$3,780	$6,510	$8,756	$95	$92,202

Investments	—	—	—	—	—	—
Distributions/capital returns	—	(134)	(209)	—	—	(343)
Equity in other comprehensive loss	(197)	—	—	—	—	(197)
Equity in loss	(17,681)	(38)	(258)	(186)	—	(18,163)
Balance March 31, 2009	$55,183	$3,608	$6,043	$8,570	$95	$73,499

Concord

General

In March 2006, the Trust together with Newkirk Realty Trust, Inc. (“Newkirk”) formed Concord Debt Holdings, LLC (“Concord”) for the purpose of acquiring and originating a diversified portfolio of real estate loans and securities.  In connection with the merger of Newkirk into Lexington, Lexington acquired Newkirk’s interest in Concord.  Both the Trust and Lexington committed to invest $162,500,000 in Concord, all of which was contributed as of March 31, 2009.

Lex-Win Concord LLC (“Lex-Win Concord”) was created on August 2, 2008.  In connection with the formation of Lex-Win Concord, both the Trust and Lexington contributed to Lex-Win Concord their 50% interests in Concord and WRP Management LLC (“WRP Management”), the entity that provides management services to Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”).  In conjunction with this formation, the limited liability company agreement of Concord was amended and restated to admit Inland America Concord Sub LLC (“Inland”) with a redeemable preferred membership interest in Concord.  Inland has committed to invest up to $100,000,000 in Concord over a 12-18 month period, subject to certain conditions, of which $76,000,000 was contributed as of March 31, 2009.  Lex-Win Concord holds 100% of the common membership interests in Concord and serves as its managing member.

Lex-Win Concord determined that, at the time of its formation and transfer of interests from the Trust and Lexington to Lex-Win Concord, both Concord and Lex-Win Concord were under the common control of the Trust and Lexington.  As a result, Lex-Win Concord has accounted for the formation of and the related transfer of membership interests under the guidance of FASB Statement No. 141, “Business Combinations”(“SFAS 141”), for entities under common control.  Among other things, SFAS 141 requires that Lex-Win Concord, the entity receiving equity interests, initially recognize the assets and liabilities at their carrying amounts at the date of transfer and report results of operations as though the transfer occurred at the beginning of the period.  In addition, SFAS 141 requires that financial statements for prior years be restated to present comparative information.  Accordingly, the results of operations presented herein comprise those of Concord and Lex-Win Concord for the three months ended March 31, 2009 and 2008.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

With respect to the Trust's investment in Lex-Win Concord, the Trust determined that Lex-Win Concord is not a VIE pursuant to FIN 46(R). The Trust further evaluated its investment in Lex-Win Concord pursuant to the requirements of EITF 04-5 and SOP 78-9, “ Accounting for Investments in Real Estate Ventures” ("SOP 78-9") and determined that it and Lexington share equally in the control of Lex-Win Concord and in Concord's operations. Accordingly, the Trust accounts for its investment under the equity method.

At December 31, 2008, as the result of market conditions, including the changes in interest rate spreads and lack of financing available, the Trust assessed whether the fair value of its equity investment in Lex-Win Concord was below the carrying value after giving effect to the operating loss for the quarter at Concord.  In making this determination, the Trust considered the length of time and extent to which the decline has occurred, the lack of indication by the credit markets as to when there will be a recovery, the expectation that Lex-Win Concord will not pay distributions to the Trust in the near future and the cash position of Lex-Win Concord.  The Trust determined the fair value of Lex-Win Concord utilizing a leveraged cash flow methodology whereby cash flows were projected through 2016, the expected term of CDO-1. Those cash flows were then modified based on changes to varying assumptions and cash flow scenarios were calculated.  Each cash flow scenario was discounted at various market rates of return and a probability was assigned to each scenario.  Based on the foregoing, all of which requires significant judgment, and after giving effect to the operating loss for the quarter at Concord, the Trust concluded that the decline in value was other than temporary and the Trust recognized an impairment loss of $36,543,000. The Trust performed a similar assessment at March 31, 2009 and determined that no additional impairment loss was necessary during the three months ended March 31, 2009.

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

Concord evaluates its portfolio of available for sale debt securities for other-than-temporary impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” ("EITF 99-20"),  FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and the related interpretation of FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”).  At each measurement date, management first determines whether the securities are impaired by comparing the carrying value of each security to the estimated fair value of each security as determined in accordance with SFAS No. 157.  Next, for impaired securities, management determines whether such impairment is other-than-temporary in nature.  Determining whether a security is other-than-temporarily impaired requires significant judgment.  Management considers both quantitative and qualitative factors, including those described in SFAS 115 and SEC Staff Accounting Bulletin Topic 5M, Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities (“SAB Topic 5M”).  Among other things, this evaluation includes consideration of the length of time and extent to which the fair value of a security has been less than its cost basis, Concord’s intent and ability to hold the securities until a forecasted recovery in value and the financial prospects of the loans and collateral underlying the securities. If, based on these and other considerations, management determines that impairment is other-than-temporary in nature, Concord recognizes an impairment loss equal to the difference between the investment’s cost basis and its fair value.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Due to the persistent lack of liquidity in the credit markets over the past two years, Concord’s assets experienced continued declines in the fair value of its available for sale securities.  Through December 31, 2008, Concord has recorded other-than-temporary impairment on its loan securities of $84,860,000.  Management has identified additional declines in fair value of $2,931,000 on its loan securities at March 31, 2009.  Based on its analysis of qualitative and quantitative factors, Concord has recognized an impairment loss of $881,000 as this decline has been considered to be other-than-temporary in nature.  The remaining decline of $2,050,000 is considered temporary and such amounts have been included in other comprehensive income.

Concord recognizes income on its portfolio of loan securities in accordance with EITF 99-20. Subject to various requirements, discounts attributable to previously recognized other-than-temporary impairment charges are recognized in interest income on the effective interest method based upon the excess of all estimated prospective cash flows over the investment balance in the loan security at the measurement date.  For these securities, Concord will accrete the impairment discount over the remaining life of the securities using the effective interest method, resulting in income recognition of $639,000 for the three months ended March 31, 2009.  Concord did not recognize in earnings any material amounts relating to the accretion of other-than-temporary impairment charges for the three months ended March 31, 2008.

As of December 31, 2008 Concord adopted FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”), which is effective for interim and annual periods ending after December 15, 2008.  FSP 99-20-1 retains the objective of other-than-temporary impairment assessment and disclosures as discussed in SFAS 115 and other related guidance.  The adoption did not have a material effect on its consolidated financial statements.

Real Estate Debt Investments

Concord has historically considered its real estate debt investments as held for investment or held to maturity.  Such investments are recorded at cost.  Discounts and premiums on purchased assets are amortized over the life of the investment using the effective interest method.  The amortization is reflected as an adjustment to interest income.  Other costs incurred in connection with acquiring loans, such as marketing and administrative costs, are charged to expense as incurred.

Concord considers a real estate debt investment (“loan”) impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Concord recognizes loan impairments in accordance with the guidance under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”) which requires that a creditor recognize impairment of a loan if the present value of expected future cash flows discounted at the loan's effective interest rate or, alternatively, the observable market price of the loan or the fair value of the collateral is less than the recorded investment in the loan.  Concord believes its loans are collateral dependent and, accordingly, utilizes the fair value of the loan collateral when assessing its loans for impairment.  If the fair value of the collateral is equal to or greater than the recorded investment in the loan, no impairment is recognized.  Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology. The methodologies include the evaluation of operating cash flow from the collateral during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, a reserve is created with a corresponding charge to the provision for loan losses. The reserve for each loan is maintained at a level believed adequate to absorb probable losses.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition an unallocated loss contingency reserve is established to cover performing loans and loan losses are recorded when (i) available information indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). Required reserve balances for the performing loan portfolio are derived from probabilities of principal loss and loss given default estimates assigned to the portfolio as part of Concord’s quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on management’s judgment, impact the collectability of the loans. Pursuant to SFAS 114 and SFAS 5, Concord recognized a provision for loan losses for the three months ended March 31, 2009 of $2,500,000, of which the Trust’s share was $1,250,000, increasing the reserve for losses on real estate debt investments to $33,553,000 at March 31, 2009.  Concord recognized no loss provision for the three months ended March 31, 2008.

In March 2009, Concord received an approximate $35,000,000 margin call from Column Financial, Inc. (“Column”).  On April 14, 2009, Concord restructured its repurchase agreement with Column such that (i) no additional loans may be obtained under the facility, (ii) Column withdrew its March 2009 margin call and is not permitted to make a margin call except in a limited instance until March 31, 2010, (iii) the agreement terminates on December 31, 2010, and (iv) Concord is required to maintain certain financial ratios.  The modification also requires Concord to reduce the outstanding loan balance by $10,700,000 in April 2009 and an additional $47,500,000 by May 31, 2009.  Additionally, Concord must reduce the outstanding balance under the repurchase agreement by an additional $21,275,000 to $80,000,000 by September 30, 2009 and to $60,000,000 by December 31, 2009.  In order to comply with the required reductions of the outstanding balance, Concord expects to sell certain assets pledged under the Column agreement.  Accordingly, Concord has identified eight loans to be sold.  In accordance with Financial Accounting Standards No. 65, “Accounting for Certain Mortgage Banking Activities,” Concord has reported these loans as held for sale at the lower of cost or fair value and has recorded a loss reserve on real estate debt investments held for sale of $36,908,000 during the three months ended March 31, 2009.

Should Concord be unable to sell assets or consummate other activities it is pursuing to meet its obligations, Concord may incur a default under its debt agreements which would negatively affect the Trust’s ability to recover its entire investment in Concord which was recorded at $55,183,000 at March 31, 2009.

During April 2009, in conjunction with the restructuring of its repurchase agreement, Concord sold a real estate debt investment with a face amount of $17,000,000 for its adjusted fair value of $10,700,000.  Proceeds from the sale were used to reduce the amount due on the Column repurchase agreement.

Summary financial information of Lex-Win Concord is as follows (in thousands):

	As of March 31, 2009	As of December 31, 2008
Condensed Balance Sheets

Cash and restricted cash	$3,639	$15,134
Real estate debt investments, net of loss reserves	661,996	863,144
Real estate debt investments held for sale	164,228	-
Available for sale securities, net	119,640	118,491
Other assets	9,234	10,353
Total assets	$958,737	$1,007,122

Repurchase agreements	$240,604	$240,604
Revolving credit facility	79,300	80,000
Collateralized debt obligations	347,525	347,525
Accounts payable and other liabilities	31,193	43,230

Non-controlling redeemable preferred interest	76,558	76,441

Members’ capital	212,900	248,262
Accumulated other comprehensive loss	(29,448)	(29,054)
Non-controlling interest	105	114

Total liabilities and members’ capital	$958,737	$1,007,122

On the Trust’s Consolidated Balance Sheets:
Equity investment in venture	$55,183	$73,061

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Condensed Statement of Operations

Interest and other income	$12,529	$20,039
Interest expense	(4,632)	(10,853)
Impairment loss on available for sale securities	(881)	(5,377)
Provision for loss reserves on real estate debt investments	(2,500)	—
Impairment loss on real estate debt investments held for sale	(36,908)	—
Gain on extinguishment of debt	—	5,150
General and administrative	(1,093)	(809)
Consolidated net (loss) income	(33,485)	8,150

Income attributable to redeemable preferred interest	(1,874)	—
Income attributable to non-controlling interest	(3)	—

Net (loss) income attributable to Lex-Win Concord	$(35,362)	$8,150

On the Trust’s Consolidated Statement of Operations and Comprehensive Income:
Equity in earnings (loss) of equity investment	$(17,681)	$4,076

On March 31, 2008, Concord purchased from the Trust $10,000,000 of its CDO-1 notes at a discount for $4,850,000 and recognized a gain, net of deferred costs, on the extinguishment of debt totaling $5,150,000 after writing off a pro-rata share of deferred financing costs. The Trust had purchased the debt from an unaffiliated third party for $4,850,000 on March 24, 2008.

Information pertaining to Concord’s credit facilities collateralized by the real estate debt investments and available for sale securities as of March 31, 2009 and December 31, 2008 is as follows (in thousands):

	March 31, 2009		December 31, 2008
	Debt Carrying Value	Collateral Carrying Value (3)	Debt Carrying Value	Collateral Carrying Value (3)
	(in thousands)
Royal Bank of Scotland, PLC, successor in interest to Greenwich Capital Financial Products, Inc., matures on February 1, 2012, interest is variable based on 1-month LIBOR rate plus 1% or 1.56% and 2.04%.	$59,613	$71,530	$59,613	$71,417

Royal Bank of Scotland, PLC, successor in interest to Greenwich Capital Financial Products, Inc., matures on December 15, 2009, interest is variable based on 1-month LIBOR rate plus 1% or 1.52% and 1.51%.	21,516	36,452	21,516	36,452

Column Financial, Inc., variable interest based on 1-month LIBOR plus 1%, the rate was 1.47% at December 31, 2008. (1)	—	—	15,000	25,880

Column Financial, Inc., expiration December 31, 2010, interest is variable based on 1-month LIBOR plus 0.85% to 1.35%, the weighted average was 1.54%, and 1.49%, respectively. (2)	159,475	250,405	144,475	261,981

Total repurchase agreements	$240,604	$358,387	$240,604	$395,730

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)
In February 2009 the repurchase agreement was terminated and the asset which was subject to this repurchase agreement was added to the multiple loan asset repurchase agreement.  The multiple loan asset repurchase agreement was modified to provide that the interest rate, maturity date and advance rate, with respect to the asset added to the multiple loan asset repurchase facility, would remain as it was under the specific repurchase agreement.

(2)	On April 14, 2009, the multiple loan asset repurchase agreement was modified as discussed above.
(3)	Collateral carrying value equals face value less bond discounts, unrealized losses and other-than-temporary impairment losses and increased by premiums and unrealized gains.

Repurchase Facilities

Under the terms of the repurchase facility with Column, Concord was required to maintain minimum liquidity, comprised of cash and cash equivalents, of at least $10,000,000 at all times.  At certain times during the year ended December 31, 2008 and at certain times during the three months ended March 31, 2009, Concord’s cash balance declined to an amount below the $10,000,000 minimum liquidity requirements.  In February 2009 this requirement was eliminated from the Column repurchase facility and Concord’s prior failure to comply was waived.

Under the repurchase facilities with Royal Bank of Scotland PLC, Concord has a similar $10,000,000 minimum liquidity requirement.  In February 2009 Concord received a waiver of the covenant violation from the Royal Bank of Scotland through June 30, 2009.

KeyBank Credit Facility

On March 7, 2008 Concord entered into a $100,000,000 secured revolving credit facility with KeyBank National Association (“KeyBank”).  The credit facility enables Concord to finance existing unlevered assets as well as new assets acquired by Concord.  The initial maximum aggregate borrowing under the loan is $100,000,000.  Borrowings under the facility bear interest at spreads over LIBOR ranging from 1.75% to 2.25%, depending on the underlying loan asset or loan security for which such borrowing is made.  At March 31, 2009, the weighted average interest rate was 2.72%, and the carrying value of loan assets and loan securities securing the facility was approximately $135,982,000.  The facility matures March 2010 subject to a one-year extension.

Under the terms of the line of credit facility with KeyBank, Concord is required to maintain minimum liquidity, comprised of cash and cash equivalents, of at least $10,000,000 at all times.  At certain times during the year ended December 31, 2008 and at certain times during the three months ended March 31, 2009, Concord’s cash balances declined to an amount below the $10,000,000 liquidity requirements.  On February 24, 2009 Concord received from KeyBank a waiver of the covenant violation through June 30, 2009.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Collateralized Debt Obligations

The following table outlines borrowings under CDO-1’s collateralized debt obligations as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009			December 31, 2008
	Debt Outstanding	Weighted- Average Interest Rate	Collateral Par Value	Debt Outstanding	Weighted- Average Interest Rate	Collateral Par Value

CDO-1 – Issued seven investment grade tranches on December 21, 2006. Reinvestment period through December 21, 2011. Matures on December 21, 2016. Interest rate variable based on one-month LIBOR	$347,525	1.003%	$464,903	$347,525	0.95%	$464,831

9.	Debt

Mortgage Loan Payable

The Trust had outstanding mortgage loans payable of $228,300,000 and $229,737,000 at March 31, 2009 and December 31, 2008, respectively.  The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.  The Trust’s mortgage loans payable at March 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	Maturity	Spread Over LIBOR/Prime	Interest Rate at March 31, 2009	Balance at March 31, 2009	Balance at December 31, 2008
Fixed Interest Rate:
Amherst, NY	October 2013	—	5.65%	$16,815	$16,913
Indianapolis, IN	April 2015	—	5.82%	4,367	4,384
Houston, TX	April 2016	—	6.45%	66,267	67,009
Andover, MA	February 2011	—	6.60%	6,348	6,389
S. Burlington, VT	February 2011	—	6.60%	2,721	2,738
Chicago, IL	March 2016	—	5.75%	21,320	21,391
Lisle, IL	June 2016	—	6.26%	24,379	24,452
Lisle, IL	March 2017	—	5.55%	5,600	5,600
Kansas City, KS	June 2012	—	7.04%	6,817	6,768
Orlando, FL	July 2017	—	6.40%	39,488	39,610
Chicago, IL	March 2010	—	6.00%	9,500	9,500

Variable Interest Rate:
Various (1)	June 2009	LIBOR+1.75%	(2)	24,678	24,983
				$228,300	$229,737

(1)	The loan is secured by 14 properties and the Trust has two one-year options to extend this loan. The Trust has provided the lender written notice of its request to exercise its extension.
(2)
The Trust entered into an interest rate swap agreement in the notional amount of $26,000, effectively converting the floating interest rate to a fixed rate of 5.8% through December 2009.  At March 31, 2009 the principal balance is covered by the swap agreement.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note Payable

At December 31, 2008, the Trust had a $9,800,000 note payable to Citibank, bearing interest at LIBOR plus 2.5% and maturing in December 2011.  The loan was made in connection with the Trust’s purchase during 2008 of 3,500,000 common shares of Lexington Realty Trust, and was repaid in March 2009.

10.	Revolving Line of Credit

The Trust has a line of credit with KeyBank pursuant to which the Trust can borrow on a revolving basis up to $35,000,000.  The revolving credit line matures December 16, 2010 with the option by the Trust to extend the term for an additional year.  Amounts borrowed under the credit facility bear interest at LIBOR plus 3.0%.  To the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 2.25%.  There were no advances under the line during the quarter ended March 31, 2009.  The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $22,000 and $44,000 for the three months ended March 31, 2009 and 2008, respectively.

The revolving line of credit requires the Trust to maintain (i) a minimum consolidated debt service coverage ratio, (ii) a maximum leverage ratio, (iii) liquid assets of $17,500,000 and (iv) a minimum net worth.  The revolving credit line is secured by substantially all of the Trust’s assets.  The revolving credit line requires monthly payments of interest only.  To the extent that the amounts outstanding under the facility are in excess of the borrowing base (as calculated), the Trust is required to make a principal payment to reduce such excess. The Trust may prepay from time to time without premium or penalty and re-borrow amounts prepaid.  At March 31, 2009 and December 31, 2008, the Trust was in compliance with its covenants and there were no amounts outstanding under the facility.

11.	Derivative Financial Instruments

The Trust has exposure to fluctuations in market interest rates.  The Trust seeks to limit its risk to interest rate fluctuations through match financing on our assets as well as through hedging transactions.  Specifically, the Trust enters into derivative financial instruments.

The Trust’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Trust primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Trust making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in fair value of the interest rate swap designated and that qualifies as a cash flow hedge is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three months ended March 31, 2009 and 2008, the interest rate swap was used to hedge the variable cash flows associated with existing variable-rate debt.  The Trust also assesses and documents, both at the hedging instruments inception and on an ongoing basis, whether the derivative instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item.  The Trust has recorded changes in fair value related to the effective portion of its interest rate swap contract designated and qualifying as cash flow hedges totaling $176,000 of increased interest expense and $583,000 of decreased interest expense for the three months ended March 31, 2009 and 2008, respectively, as a component of other liabilities and accumulated other comprehensive loss withn the Trust’s consolidated balance sheets.

The table below presents information about the Trust’s interest rate swap at March 31, 2009 (dollars in thousands):

Maturity	Swap Rate	Notional Amount of Hedge		Cost of Hedge	Estimated Fair Value of Swap in Other Comprehensive Income	Unrealized Gain on Settled Swap in Other Comprehensive Income	Change in Swap Valuations Included in Other Comprehensive Income For the Quarter Ended March 31, 2009

December 2009	4.05%	$26,000	(1)	$—	$(589)	$101	$138

(1)	Represents a swap agreement related to the variable interest rate loan collateralized by various properties.

12.	Series B-1 Preferred Shares

In January 2009 the Trust acquired 917,105 Series B-1 Preferred Shares at a discount from their liquidation value of $25 per share.  As a result, the Trust recorded a gain from the early extinguishment of debt of approximately $5,237,000 for the three months ended March 31, 2009.  As of May 1, 2009, there are 1,496,000 Series B-1 Preferred Shares outstanding.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	Common Shares

The following table sets forth information relating to sales of Common Shares during the three months ended March 31, 2009:

Date of Issuance	Number of Shares Issued	Price per Share	Type of Offering

1/15/09	61,292	$ 10.85	DRIP(1)

(1)         The Trust’s Dividend Reinvestment and Stock Purchase Plan.

14.	Discontinued Operations

In December 2008 the Trust sold a shopping center asset located in Biloxi, Mississippi aggregating approximately 51,000 square feet for a net sales price to the Trust of approximately $2,678,000.  The Trust recorded a $1,807,000 gain on the sale and the results of operations of this property are classified as discontinued operations for the three months ended March 31, 2008.

On August 8, 2008 a petition for the condemnation of a shopping center asset located in St. Louis, Missouri aggregating 46,000 square feet was dismissed by a Missouri Court.  As a result, the operations for this property, which were previously classified as discontinued operations, are classified as income from continuing operations for the three months ended March 31, 2008 and 2009.

15.	Commitment and Contingencies

The Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties.  Given the nature of the Trust’s business activities, these lawsuits are considered routine to the conduct of its business.  The result of any particular lawsuit cannot be predicted because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.  The Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial statements.

16.	Related-Party Transactions

The following table sets forth the fees and reimbursements paid by the Trust for the three months ended March 31, 2009 and  2008 to FUR Advisors and Winthrop Management L.P. (in thousands):

	2009		2008

Asset management (1)	$781	(3)	$1,323	(4)
Property management (2)	67		61
Construction management (2)	3		—
	$851		$1,384

(1)	Payable to FUR Advisors.
(2)	Payable to Winthrop Management L.P.
(3)	Before credits of $69, discussed below.
(4)	Before credits of $63, discussed below.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FUR Advisors

The activities of the Trust and its subsidiaries are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors.  FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR  Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers.  FUR Advisors is entitled to receive a base management fee and an incentive fee.  In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees.

Base Management Fee

In March 2009 the base management fee was modified effective as of January 1, 2009.  As modified, the asset based fee calculation has been eliminated and the equity based fee is based on a price of $11.00 per Common Share outstanding at January 1, 2009 and $25.00 per Series B-1 Preferred Share with respect to the 1,496,000 Series B-1 Preferred Shares outstanding after giving effect to the repurchases of Series B-1 Preferred Shares during the fourth quarter of 2008 and the first quarter of 2009.  Any additional future conversions, redemptions or repurchases of the Series B-1 Preferred Shares will not reduce the base equity for purposes of the base management fee calculation.  Any future issuances of Common Shares or preferred shares will increase the equity as per the existing agreement for purposes of the base management fee calculation.

Incentive Fee

The incentive fee entitles FUR Advisors to receive (a) an amount equal to 20% of all distributions paid to beneficiaries of Common Shares after December 31, 2003 in excess of the Threshold Amount, hereinafter defined, and, (b) upon the  termination of the Advisory Agreement, an amount equal to 20% of the “liquidation value” of the Trust in excess of the Threshold Amount at the termination date. As defined in the Advisory Agreement, the Threshold Amount is equal to (x) $314,787,000, increased by the net issuance price of all Common Shares, with an adjustment for preferred shares converted, issued after January 1, 2009, and decreased by the redemption price of all Common Shares redeemed after January 1, 2009, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct damages to the Trust if the Advisory Agreement is terminated by the Trust for cause.

If the Advisory Agreement were terminated, the actual incentive fee payable would be based on an appraised valuation or the liquidation proceeds received for the Trust’s assets, which may be substantially in excess of the amount calculated based on the market price of the Common Shares.

Winthrop Management L.P.

Winthrop Management L.P., an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Pursuant to the terms of the property management agreement, Winthrop Management L.P. receives a property management fee equal to 3% of the monthly revenues.

Credits

WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors, provides accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including CDO-1.  WRP Sub-Management received reimbursement of direct and indirect expenses totaling $400,000 and $471,000 for the three months ended March 31, 2009 and 2008, respectively, in accordance with the terms of the agreement.  Of these amounts, $138,000 and $125,000 were paid to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord (the “Affiliate Amount”).  Because the Trust pays an advisory fee to FUR Advisors whereas Lexington, the other member in Concord, does not, the advisory fee payable to FUR Advisors by the Trust is reduced by 50% of the Affiliate Amount to ensure equal treatment of the Trust and Lexington with respect to the reimbursements paid by Concord.  For the three months ended March 31, 2009 and 2008, the Trust received and utilized a credit of $69,000 and $63,000, respectively, against the base management fee.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 24, 2008, the Trust acquired for the benefit of Concord two classes of securities issued by CDO-1 with a face value of $10,000,000 for approximately $4,850,000 and transferred legal ownership of these securities to Concord on March 31, 2008 and received reimbursement equal to the acquisition cost.

17.	Business Segments

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

Based on the Trust’s method of internal reporting, management determined that it has three operating segments: (i) the ownership of operating properties; (ii) the origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property – collectively, loan assets and loan securities; and (iii) the ownership of equity and debt securities in other REITs – REIT securities.  The accounting policies of the segments are identical to those described in Note 2.

The operating properties segment includes all of the Trust’s wholly and partially owned operating properties.  The loan assets and loan securities segment includes all of the Trust’s activities related to real estate loans, which consists primarily of the Trust’s investment in Concord and Marc Realty.  The REIT securities segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies.  In addition to our three business segments, the Trust reports non-segment specific income and expense under corporate income (expense).

The following table summarizes the Trust’s assets by business segment for the periods ended March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008

Operating properties	$283,416	$286,780
Loan assets and loan securities	124,502	146,560
REIT securities	44,263	36,796
Corporate
Cash and cash equivalents	41,070	59,238
Other	22,529	48,720
Total Assets	$515,780	$578,094

The Trust defines net operating income for each segment presented as the segment’s revenue and other income less operating expenses.  Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).  The following table presents a summary of revenues from operating properties, loan assets and loan securities and REIT securities and expenses incurred by each segment for the three months ended March 31, 2009 and March 31, 2008 (in thousands):

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Operating Properties
Rents and reimbursements	$10,985	$10,667
Operating expenses	(2,001)	(1,867)
Real estate taxes	(703)	(739)
Equity in loss of Sealy Northwest Atlanta	(38)	(138)
Equity in loss of Sealy Airpark Nashville	(258)	(283)
Equity in loss of Sealy Newmarket	(186)	—
Net operating income	7,799	7,640

Loan Assets and Loan Securities
Interest	378	506
Equity in earnings of preferred equity investment of Marc Realty	1,015	2,330
Equity in earnings (loss) of Lex-Win Concord	(17,681)	4,076
Provision for loss on loans receivable	(428)	—
Gain on sale of mortgage backed securities	—	454
Net operating (loss) income	(16,716)	7,366

REIT Securities
Dividends	1,374	27
Gain on sale of available for sale securities	—	2,029
Loss on sale of securities carried at fair value	(87)	—
Unrealized loss on securities carried at fair value	(11,148)	—
Equity in earnings of Lex-Win Acquisition	—	157
Impairment loss on available for sale securities	—	(100)
Net operating (loss) income	(9,861)	2,113

Net Operating (Loss) Income	(18,778)	17,119

Less - Depreciation and Amortization	2,899	3,058

Less - Interest Expense
Operating properties	3,595	3,783
Loan assets and loan securities	—	206
REIT securities	75	—

Corporate Income (Expense)
Interest income	72	228
Interest expense	(728)	(1,842)
Gain on extinguishment of debt	5,237	—
General and administrative (1)	(1,446)	(2,071)
State and local taxes	(50)	(124)

Income (loss) from continuing operations before non-controlling interest	(22,262)	6,263
Non-controlling interest	(171)	—
Income (loss) from continuing operations attributable to Winthrop Realty Trust	(22,433)	6,263

Income from discontinued operations attributable to Winthrop Realty Trust	—	49

Net Income (Loss) attributable to Winthrop Realty Trust	$(22,433)	$6,312

Capital Expenditures
Operating properties	$295	$829

(1)	After credits – See Note 16.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements are not guarantees of performance.   They involve risks, uncertainties and assumptions.   Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.   You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q.   These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.   Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Forward Looking Statements” and “Item 1A – Risk Factors” as well as our other filings with the SEC.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.   Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods.   Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in this report.

Overview

We are a real estate investment trust engaged in the business of owning real property and real estate related assets. Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing.  We seek to achieve this objective by acquiring investments with both recurring cash flow in order to sustain our dividend, along with investments that we believe have appreciation potential. We operate in three strategic business segments: (i) operating properties; (ii) loan assets and loan securities; and (iii) REIT equity and debt securities. We acquire assets through direct ownership as well as through strategic alliances and ventures, and have entered into two significant venture arrangements. Our venture with Marc Realty, a Chicago area real estate company, is our primary vehicle for investments in the Chicago metropolitan area. In addition, since its formation in March 2006, we have acquired substantially all of our loan assets and loan securities through Concord Debt Holdings LLC, which we refer to as Concord, a joint venture with Lexington Realty Trust, which we refer to as Lexington, and, since August 2008, Inland America Concord Sub LLC, which we refer to as Inland.

As of March 31, 2009, we held interests in approximately 9.7 million rentable square feet of office, retail, multi-tenant and mixed use space through our 21 wholly owned operating properties and our ventures with Marc Realty and Sealy & Co., Ltd., which we refer to as Sealy.  As of March 31, 2009 our properties were approximately 96.0% leased.  Our primary sources of income are rental income and tenant recoveries from leases of our operating properties, interest income from our loan assets and loan securities, and interest and dividend income and possible appreciation from our investments in REIT securities.  The comparability of financial data from period to period is affected by several items including the timing of our property acquisition and leasing activities and the purchases and sales of assets and investments.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

The weakness in the economy since late 2007 and the subsequent disruption of the capital and credit markets throughout 2008 and the first quarter of 2009 has affected profitability and limited the availability of financing and the ability to raise equity capital.  During the first quarter of 2009 we continued to focus our attention primarily on maintaining our liquidity and reducing our exposure to short-term debt, while at the same time seeking investments with current returns. With respect to our debt exposure, each of our investment platforms and investments is essentially a stand-alone business, such that any potential problems or liabilities which might occur are limited to that specific platform or investment.  Consequently, our exposure is in each case limited to our equity in that particular investment and not to us as a whole.  Inclusive of extension rights, none of our loans are scheduled to mature in 2009.  As of March 31, 2009 there is $4,565,000 of scheduled principal payments on mortgage loans remaining in 2009.  The remaining balance of approximately $223,735,000 is scheduled to be paid down or mature in 2010 or later.

Capital and Credit Market Deterioration

 As the capital and credit market deterioration has worsened, we have performed additional assessments to determine our exposure to bankruptcies, which could negatively affect the tenancy at our operating properties as well as negatively impact borrowers’ cash flow and thus their ability to meet their obligations under our loan assets and loan securities.   We have also monitored the impact of the currently limited availability of financing and equity offerings.  Because there is little funding available in the capital and credit markets, there are fewer buyers in the market and buyers are seeking significantly higher returns, placing significant downward pressure on current real estate values.   Consequently, there is a risk that our borrowers will be unable to obtain replacement financing or sell the collateral underlying our loan assets and loan securities upon maturity which could lead to more loan defaults and/or negotiated extensions to existing loans beyond their current expirations.  In addition, we further reviewed our risk associated with counterparties to our hedging instruments and credit facilities. We believe our greatest risk to operating results and liquidity is the recent unprecedented volatility in capital and credit markets, which, if not stabilized, may create additional losses in the upcoming years.

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

We have historically used the public equity markets and secured financing as our primary sources of capital.  We expect to continue to fund our investments through one or a combination of cash reserves, borrowings under our credit facility, property loans, or the issuance of debt or equity.  In addition, as our investments reach a level in value to the point where we may be unlikely to achieve better than market returns, we may exit the investment and redeploy the capital to what we believe to be higher yielding opportunities.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain investments and other general business needs. We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in the short-term. We anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt securities, as well as other alternatives, will provide the necessary capital required for our investment activities.  As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are unable to reinvest all of our operating cash flow and, in addition to cash reserves, are dependent on raising capital through equity and debt issuances or forming ventures with institutional or high net worth investors to obtain additional funds with which to expand our business.

Our primary sources of funds include:

•	cash and cash equivalents;
•	rents and reimbursements received from our operating properties;
•	payments received under our loan assets and loan securities;
•	the issuance of equity and debt securities;

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

•	interest and dividends received from investments in REIT securities;
•	cash distributions from joint ventures;
•	borrowings under our credit facilities; and
•	asset specific borrowings.

At March 31, 2009, we had cash and cash equivalents of $41,070,000.  In addition, we had other liquid assets consisting of securities carried at fair value and available for sale securities totaling $44,168,000, and we have $35,000,000 available under our line of credit.

Cash Flows

Operating Activities

Cash provided by operating activities of $6,423,000 for the three months ended March 31, 2009 was comprised of $28,053,000 of adjustments for non-cash items including depreciation and amortization expense, the effect of straight-lining of rental income, equity in losses of partially-owned entities and unrealized losses on securities carried at fair value, and $1,403,000 of distributions from non-consolidated interests which were partially offset by a net decrease due to changes in other operating assets and liabilities of $600,000 and a net loss of $22,433,000.  See our discussion of our Results of Operations below for additional details on our operations.

Investing Activities

Cash used in investing activities of $13,311,000 for the three months ended March 31, 2009 was comprised primarily of the following:

•	$25,668,000 for purchases of securities carried at fair value;
•	$1,596,000 for additional loan advances related to the Marc Realty portfolio; and
•	$949,000 for tenant improvements and lease commissions.

These uses of investing cash flows were offset primarily by:

•	$6,967,000 in proceeds from the sale of securities carried at fair value;
•	$5,300,000 in proceeds from the repayment of loans receivable; and
•	$2,635,000 in proceeds from the release of cash escrows, primarily related to the release of funds from the qualified intermediary for the sale of our Biloxi, Mississippi property.

Financing Activities

Cash used in financing activities of $11,280,000 for the three months ended March 31, 2009 was comprised primarily of the following:

•	$9,800,000 for payments of loans payable;
•	$5,934,000 for dividend payments on our Common Shares; and
•	$1,486,000 for mortgage loan repayments.

These uses of financing cash flows were offset primarily by:

•	$5,293,000 of restricted cash held in escrow that was released, primarily related to the application of funds held as cash collateral and utilized to pay off the CitiBank note payable; and
•	$665,000 of dividends reinvested by shareholders in our Dividend Reinvestment and Stock Purchase Plan.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

Significant financial transactions during the first quarter of 2009 include:

•	the acquisition on January 6, 2009 of 917,105 of our Series B-1 Preferred Shares with a liquidation value of $22,928,000 for $17,081,000 in cash, representing a discount to their liquidation value;
•	the March 2009 repayment of a $9,800,000 note payable;
•	the acquisition of senior debentures with a face value of $25,401,000 for a cost of $16,433,000, preferred shares at a cost of $8,947,000 and common shares at a cost of $288,000; and
•	the extension of the maturity date of the former $9,500,000 mortgage loan on our River City property for a period of one year.

Dividends

Since December 2005 we have paid regular dividends to our shareholders.  In paying dividends we have always sought to have our dividends track cash flow from operations, both recurring and nonrecurring.  As a result, while we intend to continue paying dividends each quarter, future dividend declarations will be at the discretion of our Board of Trustees and will depend on the actual cash flow of the Trust, its financial condition, capital requirements, the distribution requirements for REITs under the Internal Revenue Code of 1986 and such other factors as our Board of Trustees deem relevant.   Subject to the foregoing, we expect to continue distributing our current cash flow after reserving normal and customary amounts thereby allowing us to maintain our capital.   Toward that end, the Board of Trustees elected to reduce our dividend to $0.25 per share for the first quarter of 2009, which represented a reduction from $0.325 per share for the first quarter of 2008.  This represents our existing budgeted recurring cash flow generated by assets currently owned and excludes any potential cash flow from our investment in Concord, as well as potential future cash flow generated from the investment of the substantial cash and cash equivalents on hand.  We expect to continue applying these standards with respect to our dividends on a quarterly basis which could cause the dividends to increase or decrease depending on cash flow.

We paid a regular quarterly dividend $0.40625 per Series B-1 Preferred Share in the first quarter of 2009.  We declared a special dividend of $0.05 per Common Share in December 2008, which was paid in January 2009.

Results of Operations

Our results are discussed below by business segment:

➢	Operating Properties – our wholly and partially owned operating properties;
➢
Loan Assets and Loan Securities – our activities related to senior and mezzanine real estate loans as well as commercial mortgage-backed securities including our investment in Concord and our Marc Realty venture properties;

➢	REIT Securities – our activities related to the ownership of equity and debt securities in other real estate companies; and
➢	Non-segment specific results are discussed under Corporate – includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our assets by business segment (in thousands):

	March 31, 2009	December 31, 2008

Operating properties	$283,416	$286,780
Loan assets and loan securities	124,502	146,560
REIT securities	44,263	36,796
Corporate
Cash and cash equivalents	41,070	59,238
Other	22,529	48,720
Total Assets	$515,780	$578,094

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

Total assets decreased $62,314,000, or 10.8%, from $578,094,000 at December 31, 2008 to $515,780,000 at March 31, 2009.  The decrease was due primarily to a decrease of $22,058,000 in loan assets and loan securities, a decrease of $26,191,000 in other assets and a decrease of $18,168,000 in cash and cash equivalents.  The decrease in loan assets and loan securities is due primarily to a decrease of $17,878,000 in the carrying value of our equity investment in Concord as a result of the operating loss incurred by Concord for the quarter.  The decrease in other assets resulted from the release of approximately $8,642,000 of funds held in escrow, primarily the result of $2,678,000 released from the qualified intermediary for the sale of our Biloxi, Mississippi property and $5,227,000 released from the CitiBank cash collateral account and utilized to pay off the $9,800,000 note payable, and the utilization of the $17,081,000 deposit for the re-acquisition of the Series B-1 Preferred Shares.

The results of operations and changes in financial position for the Trust and Concord are discussed below.

Comparison of Three Months ended March 31, 2009 versus Three Months ended March 31, 2008

The following table summarizes our results by business segment for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008

Operating properties	$1,305	$799
Loan assets and loan securities	(16,716)	7,160
REIT securities	(9,936)	2,113
Corporate income (expenses)	3,085	(3,809)
Consolidated (loss) income from continuing operations	$(22,262)	$6,263

Operating Properties

	2009	2008

Rents and reimbursements	$10,985	$10,667
Operating expenses	(2,001)	(1,867)
Real estate taxes	(703)	(739)
Equity in loss of Sealy Northwest Atlanta	(38)	(138)
Equity in loss of Sealy Newmarket	(186)	—
Equity in loss of Sealy Airpark Nashville	(258)	(283)
Operating income	7,799	7,640

Depreciation expense	(2,899)	(3,058)
Interest expense	(3,595)	(3,783)
Net income	$1,305	$799

The increase in operating income from our operating properties for the comparable periods was due primarily to:

•	a $318,000 increase in rents and reimbursements due primarily to:
-	an increase of $197,000 at our River City property due to higher occupancy in 2009;
-	an increase of $145,000 at our Ontario property due to new leasing activity in 2009;
-	a decrease of $104,000 at our Lisle, Illinois properties due to lower occupancy in 2009;
•	a $134,000 increase in operating expenses due primarily to increased cost at our River City property; and

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

•
a $61,000 increase in losses from our Sealy equity investments due primarily to a $186,000 loss related to our Newmarket office complex in Atlanta, Georgia which we acquired in August 2008.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  We received cash distributions of $343,000 from the Sealy’s equity investments for the three months ended March 31, 2009.

Depreciation and interest expenses related to our operating properties remained relatively constant with the  comparable prior year period.

Loan Assets and Loan Securities

	2009	2008

Interest	$378	$506
Equity in earnings of preferred equity investment	1,015	2,330
Equity in (loss) earnings of Lex-Win Concord	(17,681)	4,076
Gain on sale of mortgage backed securities	—	454
Provision for loss on loan receivable	(428)	—
Operating (loss) income	(16,716)	7,366

Interest expense	—	(206)
Net (loss) income	$(16,716)	$7,160

The decrease in operating income from loan assets and loan securities for the comparable periods was due primarily to:

•	a $21,757 ,000 decrease in equity in earnings from Concord due primarily to:
-	a $36,908,000 increase in unrealized losses on real estate loans held for sale at Concord of which the
Trust’s share was $18,454,000;
-	a $2,500,000 provision for loan loss reserves at Concord of which the Trust’s share was $1,250,000;
•	a $1,315,000 decrease in equity in earnings from our preferred equity investment, Marc Realty, primarily due to a decrease of $959,000 of gains on sales of real estate;
•	a $454,000 gain on sale of mortgage backed securities recognized in the quarter ended March 31, 2008; and
•	a $428,000 provision for loss on loans receivable related to three properties in our Marc Realty portfolio.

REIT Securities

	2009	2008

Interest and dividends	$1,374	$27
Gain (loss) on sale of securities	(87)	2,029
Impairment loss on available for sale securities	—	(100)
Unrealized loss on securities carried at fair value	(11,148)	—
Equity in loss of Lex-Win Acquisition, LLC	—	157
Operating income	(9,861)	2,113

Interest expense	(75)	—
Net income (loss)	$(9,936)	$2,113

The decrease in operating income from REIT securities for the comparable periods was due primarily to:

•	a $11,148,000 increase in unrealized losses on securities carried at fair value;

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

•	a $2,116,000 decrease in gain on sale of securities; and
•
an increase of $1,347,000 in dividend income due primarily to interest and dividends received in 2009 on our REIT investment portfolio of which we invested $25,625,000 for the three months ended March 31, 2009.

Corporate

	2009	2008

Interest income	$72	$228
General and administrative	(1,446)	(2,071)
Interest expense	(728)	(1,842)
Gain on extinguishment of debt	5,237	—
State and local taxes	(50)	(124)
Operating income (loss)	$3,085	$(3,809)

The increase in corporate operations for the comparable periods was due primarily to:

•	a $5,237,000 gain on early extinguishment of debt resulting from our January 2009 purchase of 917,105 of our Series B-1 Preferred Shares at a discount to their liquidation value;
•
a $1,114,000 decrease in corporate interest expense due primarily to lower aggregate payments in 2009 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2009;

•	a $625,000 decrease in general and administrative expenses due primarily to the reduction in the base management fee as a result of the modification to the agreement effective January 1, 2009; and
•	a $156,000 decrease in corporate interest income earned on our cash and cash equivalents due primarily to lower yields on U.S. Treasury securities during the first three months of 2009 versus 2008.

State income taxes were $50,000 and $124,000 for the three months ended March 31, 2009 and 2008, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Off-Balance Sheet Investments

We have two significant off-balance sheet investments – our Marc Realty and Lex-Win Concord investment platforms.   Marc Realty is discussed at Item 1. Financial Statements - Note 7 and Lex-Win Concord is discussed at Item 1. Financial Statements - Note 8 and below.

Concord

Liquidity and Capital Resources

Concord began experiencing declines in the fair value of its loan securities in the fourth quarter of 2007 consistent with liquidity concerns impacting the commercial bond and real estate markets and the overall economy.  As a result of these declines in values of loan assets and loan securities, Concord was required to satisfy significant margin calls under its repurchase facilities.  Additionally, with the lack of available financing in the market, replacement financing became unavailable and the likelihood of loan defaults increased.  The market in which Concord’s loan securities trade has effectively evaporated.  Moreover, the need for liquidity by those investors and banks that trade loan securities has continued to cause the current values of loan securities to decrease.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

The real estate markets have been significantly impacted by the continued deterioration of the global credit markets and other macro economic factors.  Although the significant majority of Concord’s borrowers remain in relatively strong financial standing, the current recession has resulted in three defaults of borrower obligations and has cast uncertainty as to whether Concord will recover its entire investment in certain loans and available for sale securities.

Declining collateral values could result in the need for Concord to fund further margin calls and could potentially have a negative impact on Concord’s consolidated cash flows, results of operations and financial position.  Such declines could also adversely affect Concord's financial ratios, which need to be maintained for compliance with the covenants of its warehouse repurchase facilities and revolving line of credit.  Concord could be subject to accelerated maturities of its outstanding borrowings.  In addition, certain of Concord’s credit facilities contain cross-default provisions that could result in the accelerated maturities of outstanding borrowings in the event Concord is in default of the terms of other facilities.

Since its inception, Concord sought to produce a stable income stream from its investments in loan assets and loan securities by managing credit risk and interest rate risk through the issuance of CDO’s.  However, the disruption in the capital and credit markets adversely affected the ability to issue CDOs with the result that the availability of new financing has effectively been eliminated.

Due to current market conditions, Concord has less financial flexibility than desired.  If real estate and capital markets continue to decline or Concord is unable to maintain adequate liquidity or equity, Concord may be unable to successfully execute its business plan.  In response to these potential issues, Concord will focus on maximizing the value of its existing assets, and toward that end, has worked to increase its liquidity and reduce exposure to maturing debt.  Concord is pursuing certain activities, which it may or may not be able to consummate, including the sale of previously repurchased CDO notes, the sale or refinancing of unencumbered assets and a request of Inland to fund capital under its commitments.

In March 2009, Concord received an approximate $35,000,000 margin call from Column Financial, Inc. (“Column”).  On April 14, 2009, Concord restructured its repurchase agreement with Column such that (i) no additional loans may be obtained under the facility, (ii) Column withdrew its March 2009 margin call and is not permitted to make a margin call except in a limited instance until March 31, 2010, (iii) the agreement terminates on December 31, 2010, and (iv) Concord is required to maintain certain financial ratios.  The modification also requires Concord to reduce the outstanding loan balance by $10,700,000 in April 2009 and an additional $47,500,000 by May 31, 2009.  Additionally, Concord must reduce the outstanding balance under the repurchase agreement by an additional $21,275,000 to $80,000,000 by September 30, 2009 and to $60,000,000 by December 31, 2009.  In order to comply with the required reductions of the outstanding balance, Concord expects to sell certain assets pledged under the Column agreement.  Accordingly, Concord has identified eight loans to be sold.  Discussions continue with Concord’s other repurchase counterparty and its lender, as it relates to loan covenant modifications.

Should Concord be unable to sell assets or consummate other activities it is pursuing to meet its obligations, Concord may incur a default under its debt agreements which would negatively affect the Trust’s ability to recover its entire investment in Concord which was recorded at $55,183,000 at March 31, 2009.

At March 31, 2009, excluding the Column Financial, Inc. repurchase agreement, Concord currently has $21,516,000 of repurchase agreements maturing in December 2009 with the remaining repurchase agreement balance of $59,613,000 maturing in February 2012.

Results of Operations for Lex-Win Concord

Comparison Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008 (in thousands):

	2009	2008

Interest Income	$12,525	$19,933

Expenses
Interest	4,632	10,853
Impairment loss on available for sale securities	881	5,377
Provision for loss reserve on real estate debt investments	2,500	—
Impairment loss on real estate debt investments held for sale	36,908	—
General and administrative	1,093	809
	(33,489)	2,894

Interest income on bank deposits	4	106
Gain on extinguishment of debt	—	5,150

Consolidated net income (loss)	(33,485)	8,150

Income attributable to the redeemable preferred interest	(1,874)	—
Income attributable to the non-controlling interest	(3)	—

Net (loss) income attributable to Lex-Win Concord	$(35,362)	$8,150

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

The decrease in net income was due primarily to the recognition of a $36,908,000 loan loss on real estate loans held for sale resulting from the change in classification of eight loan assets subject to the Column repurchase agreement from held to maturity to held for sale as well as a $2,500,000 increase in loan loss reserves.

•
Interest income generated on the investment portfolio decreased $7,408,000, or 37.2%, from the prior year period due to a decline in LIBOR as well as a decrease in the average investment balance outstanding as a result of the $44,000,000 repayment of a mezzanine loan during the first quarter of 2008;

•
Interest expense decreased $6,221,000, or 57.3%, versus the prior year period due primarily to a decline in LIBOR as well as a decrease in the average debt balance outstanding as a result of margin calls and repayments;

•
The impairment of available for sale securities is due to declines in the fair value of the loan securities, Concord recorded other-than-temporary impairment charges of $881,000 during the three months ended March 31, 2009.  In addition, Concord recognized a provision for loss reserves on real estate debt investments of $2,500,000 for the three months ended March 31, 2009;

•
On April 14, 2009, Concord restructured its repurchase agreement with Column such that (i) no additional loans may be obtained under the facility, (ii) Column withdrew its March 2009 margin call and is not permitted to make a margin call except in a limited instance until March 31, 2010, (iii) the agreement terminates on December 31, 2010, and (iv) Concord is required to maintain certain financial ratios.  The modification also requires Concord to reduce the outstanding loan balance by $10,700,000 in April 2009 and an additional $47,500,000 by May 31, 2009.  Additionally, Concord must reduce the outstanding balance under the repurchase agreement to $80,000,000 by September 30, 2009 and to $60,000,000 by December 31, 2009.  In order to comply with the required reductions of the outstanding balance, Concord expects to sell certain assets pledged under the Column agreement.  Accordingly, Concord has identified eight loans to be sold.  In accordance with Financial Accounting Standards No. 65, “Accounting for Certain Mortgage Banking Activities,” Concord has reported these loans as held for sale at the lower of cost or fair value and has recorded a loss reserve on real estate debt investments held for sale of $36,908,000 during the three months ended March 31, 2009.  During April 2009, in conjunction with the restructuring, Concord sold a real estate debt investment with a face amount of $17,000,000 for its adjusted fair value of $10,700,000.  Proceeds from the sale were used to repay Column; and

•	General and administrative expense increased by $284,000 primarily due to increases in audit and other professional fees which were primarily offset by a reduction in loan origination fees.

The following table summarizes Lex-Win Concord’s consolidated balance sheets (in thousands):

	March 31, 2009	December 31, 2008
Assets
Cash, cash equivalents and restricted cash	$3,639	$15,134
Real estate debt investments, net	661,996	863,144
Real estate debt investments held for sale, at fair value	164,228	—
Available for sale securities, net	119,640	118,491
Other assets	9,234	10,353
	$958,737	$1,007,122

Liabilities and Members’ Capital
Repurchase agreements	$240,604	$240,604
Revolving credit facility	79,300	80,000
Collateralized debt obligations	347,525	347,525
Other liabilities	31,193	43,230
Non-controlling interest	76,663	76,555
Members capital	212,900	248,262
Accumulated other comprehensive loss	(29,448)	(29,054)
	$958,737	$1,007,122

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

•
The decrease in real estate debt investments and loans held for sale was primarily due a loss reserve on real estate debt investments held for sale of $36,908,000, an increase in the reserve for loan losses on real estate debt investments of $2,500,000 and principal repayments of $498,000 which were partially offset by the amortization of purchase discounts of $1,372,000 and loan advances of $1,614,000;

•
The increase in the value of available for sale securities was primarily due to the purchase of a new security of $3,502,000, partially offset by other-than-temporary impairment charges of approximately $881,000 and temporary impairment charges of $2,050,000 during the first quarter of 2009;

•
The decrease in other liabilities was due primarily to (i) the repayment in January 2009 of unsecured loans payable in the amount of $5,000,000, each to the Trust and Lexington, and (ii) the change in fair value from $31,232,000 at December 31, 2008 to $29,413,000 at March 31, 2009 related to the effective portion of Concord’s interest rate swap contracts designated and qualifying as cash flow hedges.

CDO-1 Loan Assets and Loan Securities

Concord’s note payable under CDO-1 was $347,525,000 at both March 31, 2009 and December 31, 2008.  Concord has retained an equity and junior debt interest in the portfolio with a notional amount of approximately $117,475,000.

The financing through CDO-1 enhanced Concord’s return on the loan assets and loan securities held in CDO-1 as the weighted average interest rate on the loan assets and loan securities held in CDO-1 at March 31, 2009 was 4.05% and the weighted average interest rate on the amount payable by Concord on its notes at March 31, 2009 was 1.003%.

CDO-1 loan assets, loan securities and note obligations at March 31, 2009 are summarized below (in thousands):

CDO-1 Loan Assets and Loan Securities March 31, 2009				CDO-1 Notes Payable March 31, 2009
Date Closed	Par Value of CDO Collateral (1)	Weighted Average Interest Rate	Weighted Average Life (years)	Outstanding CDO Notes (2)	Weighted Average Interest Rate	Stated Maturity

12/21/06	$464,903	4.05%	2.86	$347,525	1.003%	12/2016

(1)       Consists of loan assets with a par value of $335,513 and loan securities with a par value of $129,390.
(2)       Includes only notes held by third parties.

The following tables set forth the aggregate carrying values, allocation by loan type and weighted average coupons of the loan assets and loan securities held in CDO-1 as of March 31, 2009 (in thousands):
	Par Value	Carrying Value (1)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR

Whole loans, floating rate	$20,000	$20,000	4.30%	—	195 bps
Whole loans, fixed rate	30,168	30,043	6.49%	6.36%	—
Subordinate interests in whole loans, floating rate	108,864	108,853	23.42%	—	244 bps
Subordinate interests in whole loans, fixed rate	27,404	25,215	5.89%	7.45%	—
Mezzanine loans, floating rate	81,410	81,410	17.51%	—	255 bps
Mezzanine loans, fixed rate	67,667	65,663	14.56%	6.98%	—
Loan securities, floating rate	109,696	77,371	23.59%	—	160 bps
Loan securities, fixed rate	19,694	11,155	4.24%	5.90%	—

Total/Average	$464,903	$419,710	100.00%	6.80%	215 bps

(1)	Difference between par value and carrying value is the result of discounts of $12,294, unrealized losses of $1,115 and impairment losses of $31,784.

CDO-1 loan assets were diversified by industry as follows at March 31, 2009:

Industry	% of Par Value
Hospitality	30.83%
Office	39.50%
Mixed Use	11.10%
Retail	4.47%
Industrial	7.11%
Multi-family	6.99%
100.00%

The following table sets forth the maturity dates for the loan assets held in CDO-1 at March 31, 2009 (in thousands):

Year of Maturity (1)	Number of Loan Assets Maturity	Carrying Value	% of Total

2009	8	$160,248	48.38%
2010	5	61,595	18.60%
2011	1	6,300	1.90%
2012	1	5,052	1.53%
2013 and thereafter	8	97,989	29.59%

Total	23	$331,184	100.00%

(1)
Weighted average maturity is 2.86 years. The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth the maturity dates, assuming remaining extensions are exercised by the applicable borrower, for the loan assets held in CDO-1 at March 31, 2009 (in thousands):

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value	% of Total

2009	—	—	—
2010	3	26,580	8.02%
2011	9	177,966	53.74%
2012	3	28,649	8.65%
2013 and thereafter	8	97,989	29.59%

Total	23	$331,184	100.00%

(1)	Weighted average maturity is 3.99 years. The calculation of weighted average maturity is based upon the remaining initial term and the exercise of any extension options available to the borrower.

The following tables set forth a summary of the loan securities held in CDO-1 at March 31, 2009 (in thousands):

Description	Par Value	Amortized Cost	Temporary Loss	Other-Than- Temporary Loss	Carrying Value

Fixed rate	$19,693	$18,235	$(449)	$(6,631)	$11,155
Floating rate	109,697	103,189	(666)	(25,152)	77,371
Total	$129,390	$121,424	$(1,115)	$(31,783)	$88,526

Non CDO-1 Loan Assets and Loan Securities

The following tables set forth the aggregate carrying values, allocation by investment type and weighted average yields of loan assets and loan securities including the loan assets held for sale held by Concord outside of CDO-1 as of March 31, 2009 (in thousands):

	Par Value	Carrying Value (1)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR

Whole loans, floating rate	$110,165	$85,516	16.80%	—	181 bps
Whole loans, fixed rate	39,900	27,500	6.09%	9.13%	—
Subordinate interests in whole loans, floating rate	149,266	138,660	22.77%	—	216 bps
Subordinate interests in whole loans, fixed rate	15,750	14,317	2.40%	8.59%	—
Mezzanine loans, floating rate	190,335	184,858	29.03%	—	215 bps
Mezzanine loans, fixed rate	65,690	45,882	10.02%	8.40%	—
Loan securities, floating rate	81,910	30,636	12.49%	—	145 bps
Loan securities, fixed rate	2,653	477	0.40%	5.60%	—
Loan loss reserve	—	(1,692)	—	—	—

Total/Average	$655,669	$526,154	100.00%	8.60%	198 bps

(1)
Difference between par value and carrying value is the result of discounts of $6,258, loan loss reserves of $33,553, unrealized loss reserves of $36,908, impairment reserves of $51,952 and temporary impairments of $845.

Concord’s non CDO-1 loan assets were diversified by industry as follows at March 31, 2009:

Industry	% of Par Value

Hospitality	41.54%
Office	49.28%
Mixed Use	0.61%
Retail	—
Industrial	0.26%
Multi-family	8.31%
100.00%

The following table sets forth the maturity dates, assuming no remaining extensions are exercised by the applicable borrower, for Concord’s non CDO-1 loan assets:

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2009	13	$196,051	39.60%
2010	11	196,666	39.73%
2011	—	—	—
2012	3	67,075	13.55%
2013 and thereafter	8	36,940	7.46%
Loan loss reserve		(1,692)	(0.34)%
Total	35	$495,040	100.00%

(1)
The calculation of weighted average maturity of 1.98 years is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth the maturity dates, assuming all remaining extensions are exercised, for Concord’s non CDO-1 loan assets:

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2009	3	28,945	5.85%
2010	2	32,021	6.47%
2011	9	130,054	26.27%
2012	13	268,772	54.29%
2013 and thereafter	8	36,940	7.46%
Loan loss reserve		(1,692)	(0.34)%
Total	35	$495,040	100.00%

(1)	The calculation of weighted average maturity of 3.38 years is based upon the remaining term, assuming the exercise of all extension options available to the borrower.

The following tables summarize Concord’s non CDO-1 loan securities at March 31, 2009 (in thousands):

Description	Par Value	Amortized Cost	Temporary Loss	Other-Than- Temporary Loss	Carrying Value
Floating rate	$81,910	$81,634	$(845)	$(50,153)	$30,636
Fixed rate	2,653	2,276	—	(1,799)	477
	$84,563	$83,910	$(845)	$(51,952)	$31,113

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Standards

See Item 1. Financial Statements – Note 2.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates.  Market interest rates are highly sensitive to many factors beyond our control.  Various financial vehicles exist which would allow management to mitigate the potential negative effects of interest rate fluctuations on our cash flow and earnings.

Our liabilities include both fixed and variable rate debt.  As discussed in ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, we seek to limit our risk to interest rate fluctuations through match financing on our loan assets and loan securities as well as through hedging transactions.  In this regard, we entered into the following agreements:

•
An interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80%.  We made a $40,000,000 prepayment on KeyBank’s floating rate debt during the second quarter of 2007. As a result, we settled a portion of the existing interest rate swap with a notional amount of $14,000,000 for $366,000, resulting in an unrealized gain which will be amortized to income over the remaining life of the swap.  The outstanding balance at March 31, 2009 on this loan is approximately $24,678,000.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at March  31, 2009 (in thousands):

	Change in LIBOR(2)
	-0.50%	1%	2%	3%

Change in consolidated interest expense	$—	$—	$—	$—
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(1,162)	2,321	4,642	6,963
Non-controlling interests share	—	—	—	—
(Increase) decrease in net income	$(1,162)	$2,321	$4,642	$6,963

(1)	Represents our pro-rata share of a change in interest expense in our equity investment – Concord.
(2)	The one month LIBOR rate at March 31, 2009 was 0.50063%.

We believe that due to our significant investment in a non-consolidated entity (Concord), the presentation of our pro-rata share of a change in interest expense from this entity is important to fully understand our exposure to fluctuations in interest rates.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.  In addition, as of March 31, 2009 our pro-rata share of Lex-Win Concord’s variable rate loan assets and loan securities with a face value aggregating $425,823,000 partially mitigate our exposure to change in interest rates.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

Market Value Risk

Our hedge transaction, and those utilized by Concord, using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract.  The three counterparties of these arrangements are Credit Suisse International, KeyBank and JP Morgan.  At the present time, due to the loan interest rate environment, the Trust’s hedge transaction represents a liability to the Trust and Concord’s hedge transactions represent a liability to Concord.  The Trust has no obligation to post any collateral for the benefit of the counterparty.

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

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: May 11, 2009	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: May 11, 2009	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Amended and Restated Declaration of Trust as of December 15, 2005 - Incorporated by reference to Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005	-

3.2	Bylaws of the Trust as restated on November 8, 2005 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed November 10, 2005.	-

3.3	Amendment to Bylaws adopted January 10, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed January 16, 2007	-

3.4	Amendment to Bylaws adopted February 27, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed March 2, 2007	-

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008	-

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust - Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	-

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	-

4.5	Amendment No. 1 to Series B-1 Certificate of Designations - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	-

10.1	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002 - Incorporated by reference to Exhibit 10.Q to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002.	-

10.2	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.3	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008	-

10.4	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.5	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.7	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 23, 2004.	-

10.8	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.11 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.9	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 23, 2004.	-

10.10	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 23, 2004.	-

10.11	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 23, 2004.	-

10.12	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 23, 2004.	-

10.13	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and First Union REIT L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005	-

10.14	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation - Incorporated by reference to Exhibit 10 to the Trust’s Form 8-K filed February 18, 2005.	-

10.15	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	-

10.16	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	-

10.17	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	-

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2009

10.18	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	-

10.19	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	-

10.20	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 10, 2005.	-

10.21	Securities Purchase Agreement, dated November 7, 2005, between Newkirk Realty Trust, Inc. and the Trust - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 10, 2005.	-

10.22	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 21, 2005.	-

10.23	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 21, 2005.	-

10.24	Second Amendment to Loan Agreement, dated as of December 16, 2008- Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 22, 2008.	-

10.25	Third Amendment to Loan Agreement, dated as of December 16, 2008- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 22, 2008
-
10.26	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	-

10.27	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.28	Second Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated August 2, 2008, between Lex-Win Concord LLC and Inland American (Concord) Sub LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed August 4, 2008	-

10.29	Limited Liability Company Agreement of Lex-Win Concord LLC, dated August 2, 2008, among WRT Realty L.P., The Lexington Master Limited Partnership and WRP Sub-management LLC - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed August 4, 2008	-

10.30	Amendment No. 1 to Second Amended and Restated Advisory Agreement dated May 11, 2009	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith