Form 10-Q
period 2009-06-30
Winthrop Realty Trust
filed 2009-08-10
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2). Yes ☐ No ☒

As of August 1, 2009 there were 15,861,233 Common Shares of Beneficial Interest outstanding.

INDEX

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets as of June 30, 2009 and
	December 31, 2008	3

	Consolidated Statements of Operations and Comprehensive Income (Loss)
	for the Three and Six Months Ended June 30, 2009 and June 30, 2008	4

	Consolidated Statements of Equity for the Six Months Ended June 30, 2009
	and June 30, 2008	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009
	and June 30, 2008	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	50

Item 4.	Controls and Procedures	51

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	52

Item 6.	Exhibits	53

Signatures		54

Exhibit Index		55

Item 1. Financial Information

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2009

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
		(as adjusted)
ASSETS

Investments in real estate, at cost
Land	$21,344	$21,344
Buildings and improvements	246,579	246,362
	267,923	267,706
Less - accumulated depreciation	(28,884)	(25,901)
Investments in real estate, net	239,039	241,805

Cash and cash equivalents	20,469	59,238
Restricted cash held in escrows	8,821	14,353
Loans receivable, net of reserve of $1,538 and $2,445, respectively	25,591	22,876
Accounts receivable, net of reserve of $130 and $225, respectively	11,995	14,028
Securities carried at fair value	53,676	36,516
Available for sale securities, net	195	184
Preferred equity investment	45,780	50,624
Real estate loan available for sale	34,797	-
Equity investments	17,299	92,202
Lease intangibles, net	24,798	25,929
Deferred financing costs, net	2,272	3,218
Deposit for purchase of Series B-1 Preferred Shares	-	17,081
Other assets	-	40
TOTAL ASSETS	$484,732	$578,094

LIABILITIES

Mortgage loans payable	$226,655	$229,737
Series B-1 Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference; 1,496,000 and 2,413,105 shares authorized and outstanding at June 30, 2009 and December 31, 2008, respectively	37,400	60,328
Loan payable	19,818	-
Note payable	-	9,800
Accounts payable and accrued liabilities	8,463	8,596
Dividends payable	3,956	5,934
Deferred income	58	795
Below market lease intangibles, net	3,220	3,696
TOTAL LIABILITIES	299,570	318,886

COMMITMENTS AND CONTINGENCIES

EQUITY

Winthrop Realty Trust Shareholders' Equity:

Common Shares, $1 par, unlimited shares authorized; 15,823,249 and 15,754,495 outstanding at June 30, 2009 and December 31, 2008, respectively	15,823	15,754

Additional paid-in capital	461,614	460,956

Accumulated distributions in excess of net income	(303,176)	(213,284)

Accumulated other comprehensive loss	(373)	(15,176)

Total Winthrop Realty Trust Shareholders' Equity	173,888	248,250

Non-controlling interests	11,274	10,958

Total Equity	185,162	259,208

TOTAL LIABILITIES AND EQUITY	$484,732	$578,094

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue
Rents and reimbursements	$10,447	$10,993	$21,432	$21,660
Interest and dividends	2,214	350	3,966	883
	12,661	11,343	25,398	22,543

Expenses
Property operating	1,822	1,802	3,823	3,669
Real estate taxes	652	675	1,355	1,414
Depreciation and amortization	2,682	2,910	5,581	5,968
Interest	4,433	5,468	8,831	11,299
Impairment loss on available for sale securities	-	107	-	207
Provision for loss on loan receivable	1,724	-	2,152	-
General and administrative	1,878	1,482	3,324	3,553
State and local taxes	147	98	197	222
	13,338	12,542	25,263	26,332
Other income
Earnings (loss) from preferred equity investments	(3,209)	(912)	(2,194)	1,418
Loss of equity investments	(82,249)	(22,333)	(100,412)	(18,521)
Gain on sale of available for sale securities	-	-	-	2,029
Gain on sale of securities carried at fair value	2,685	-	2,598	-
Gain on sale of mortgage-backed securities
available for sale	-	-	-	454
Unrealized gain on securities carried at fair value	12,580	-	1,432	-
Impairment loss on real estate loan available for sale	(203)	-	(203)	-
Gain on early extinguishment of debt	-	-	5,237	-
Interest income	42	436	114	664
	(70,354)	(22,809)	(93,428)	(13,956)
Consolidated loss from continuing operations	(71,031)	(24,008)	(93,293)	(17,745)

Income from discontinued operations	-	37	-	86
Consolidated net loss	(71,031)	(23,971)	(93,293)	(17,659)

Income attributable to non-controlling interests	(165)	(86)	(336)	(86)
Net loss attributable to Winthrop Realty Trust	$(71,196)	$(24,057)	$(93,629)	$(17,745)

Comprehensive loss
Net loss	$(71,031)	$(23,971)	$(93,293)	$(17,659)
Change in unrealized loss on available for sale
securities arising during the period	9	89	11	2,112
Change in unrealized gain on mortgage-backed securities
available for sale arising during the period	-	-	-	190
Change in unrealized gain (loss) on interest rate derivatives
arising during the period	127	401	265	(250)
Change in unrealized loss from equity investments	26,371	13,920	26,174	4,285
Less reclassification adjustment from gains included
in net income	-	-	-	(2,483)

Comprehensive loss	$(44,524)	$(9,561)	$(66,843)	$(13,805)

Per Common Share data - Basic
Loss from continuing operations attributable to
Winthrop Realty Trust	$(4.50)	$(1.65)	$(5.92)	$(1.27)
Income from discontinued operations attributable to
Winthrop Realty Trust	-	-	-	0.01
Net loss attributable to Winthrop Realty Trust	$(4.50)	$(1.65)	$(5.92)	$(1.26)

Per Common Share data - Diluted
Loss from continuing operations attributable to
Winthrop Realty Trust	$(4.50)	$(1.65)	$(5.92)	$(1.27)
Income from discontinued operations attributable to
Winthrop Realty Trust	-	-	-	0.01
Net loss attributable to Winthrop Realty Trust	$(4.50)	$(1.65)	$(5.92)	$(1.26)

Basic Weighted-Average Common Shares	15,822	14,564	15,814	13,990
Diluted Weighted-Average Common Shares	15,822	14,564	15,814	13,990

Amounts attributable to Winthrop Realty
Trust Common Shareholders
Loss from continuing operations	$(71,196)	$(24,094)	$(93,629)	$(17,831)
Income from discontinued operations	-	37	-	86
Net loss	$(71,196)	$(24,057)	$(93,629)	$(17,745)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2009

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total

Balance, December 31, 2008	15,754	$15,754	$460,956	$(213,284)	$(15,176)	$10,958	$259,208

Net loss attributable to Winthrop Realty Trust	-	-	-	(93,629)	-	-	(93,629)
Cumulative effect, change in accounting principle				11,647	(11,647)
Net income attributable to non-controlling interests	-	-	-	-	-	336	336
Distributions to non-controlling interests	-	-	-	-	-	(743)	(743)
Contributions from non-controlling interests	-	-	-	-	-	723	723
Dividends paid or accrued on Common Shares
of beneficial interest ($0.50 per share)	-	-	-	(7,910)	-	-	(7,910)
Change in unrealized gain on available for sale
securities, net of reclassification adjustment
for amounts included in net income	-	-	-	-	11	-	11
Change in unrealized loss on interest rate
derivatives	-	-	-	-	265	-	265
Change in unrealized loss from equity
investments	-	-	-	-	26,174	-	26,174
Stock issued pursuant to dividend reinvestment
plan	69	69	658	-	-	-	727

Balance, June 30, 2009	15,823	$15,823	$461,614	$(303,176)	$(373)	$11,274	$185,162

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income	Interests	Total

Balance, December 31, 2007	66,292	$66,292	$358,145	$(134,531)	$(8,090)	$9,978	$291,794

Net loss attributable to Winthrop Realty Trust	-	-	-	(17,831)	-	-	(17,831)
Net income attributable to non-controlling interests	-	-	-	-	-	86	86
Distributions to non-controlling interests	-	-	-	-	-	-	-
Contributions from non-controlling interests	-	-	-	-	-	-	-
Dividends paid or accrued on Common Shares
of beneficial interest ($0.13 per share)	-	-	-	(9,508)	-	-	(9,508)
Change in unrealized gain on available for sale
securities, net of reclassification adjustment
for amounts included in net income	-	-	-	-	83	-	83
Change in unrealized gain on mortgage-backed
securities held for sale, net of reclassification
adjustment for amounts included in net income	-	-	-	-	(264)	-	(264)
Change in unrealized loss on interest rate
derivatives	-	-	-	-	(250)	-	(250)
Change in unrealized loss from equity
investments	-	-	-	-	4,285	-	4,285
Stock issued pursuant to dividend reinvestment
plan	526	526	1,951	-	-	-	2,477
Conversion of Series B-1 Preferred Shares to
Common Shares	2,667	2,667	8,936	-	-	-	11,603
Issuance of Common Shares through rights offering	8,845	8,845	28,157	-	-	-	37,002

Balance, June 30, 2008	78,330	$78,330	$397,189	$(161,870)	$(4,236)	$10,064	$319,477

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(93,293)	$(17,659)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization (including amortization of deferred
financing costs)	3,746	4,025
Amortization of lease intangibles	2,461	2,829
Straight-lining of rental income	577	372
Earnings of preferred equity investments less than distributions	4,784	2,099
Earnings of equity investments less than distributions	101,077	24,497
Restricted cash held in escrows	(1,003)	(65)
Gain on sale of mortgage-backed securities available for sale	-	(454)
Gain on sale of securities carried at fair value	(2,598)	-
Gain on sale of available for sale securities	-	(2,029)
Unrealized gain on securities carried at fair value	(1,432)	-
Impairment loss on real estate loan available for sale	203	-
Gain on early extinguishment of debt	(5,237)	-
Impairment loss	-	207
Provision for loss on loan receivable	2,152	-
Bad debt recovery	(95)	(32)
Tenant leasing costs	(1,806)	-
Net change in interest receivable	(480)	(60)
Net change in accounts receivable	1,551	10,183
Net change in accounts payable and accrued liabilities	(469)	(3,394)
Net change in other assets	-	(399)

Net cash provided by operating activities	10,138	20,120

Cash flows from investing activities
Investments in real estate	(719)	(1,764)
Proceeds from repayments of mortgage-backed securities available for sale	-	78,318
Investment in equity investments	-	(5,087)
Investment in preferred equity investment	-	(3,923)
Investment in real estate loan available for sale	(35,000)	-
Proceeds from preferred equity investments	60	20,179
Purchase of securities carried at fair value	(29,889)	-
Purchase of available for sale securities	-	(5,055)
Proceeds from sale of securities carried at fair value	16,759	-
Proceeds from sale of available for sale securities	-	57,699
Decrease (increase) in restricted cash held in escrows	2,597	(6)
Issuance and acquisition of loans receivable	(11,147)	(4,846)
Collection of loans receivable	6,800	1,147

Net cash (used in) provided by investing activities	(50,539)	136,662

	(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - JUNE 30, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued from previous page)

	For the Six Months Ended
	June 30,
	2009	2008

Cash flows from financing activities
Repayment of borrowings under repurchase agreements	$-	$(75,175)
Proceeds from loan payable	19,818	-
Proceeds from revolving line of credit	35,000	-
Proceeds from mortgage loans payable	49	463
Restricted cash held in escrows	3,938	60
Principal payments of mortgage loans payable	(3,131)	(2,260)
Payments of note payable	(9,800)	-
Payment of revolving line of credit	(35,000)	-
Deferred financing costs	(61)	(24)
Dividends paid on Common Shares	(9,888)	(20,659)
Issuance of Common Shares under dividend reinvestment plan	727	2,477
Issuance of Common Shares through rights offering	-	37,002
Contribution from non-controlling interest	723	-
Distribution to non-controlling interest	(743)	-

Net cash provided by (used in) financing activities	1,632	(58,116)

Net increase (decrease) in cash and cash equivalents	(38,769)	98,666
Cash and cash equivalents at beginning of period	59,238	36,654
Cash and cash equivalents at end of period	$20,469	$135,320

Supplemental Disclosure of Cash Flow Information

Interest paid	$8,542	$14,324

Taxes paid	$129	$94

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on Common Shares	$3,956	$5,091

Capital expenditures accrued	$222	$423

Conversion of Series B-1 Preferred Shares into Common Shares	$-	$11,603

Redemption of Series B-1 Preferred Shares	$(17,081)	$-

Deposit on redemption of Series B-1 Preferred Shares	$17,081	$-

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Winthrop Realty Trust (the “REIT”) is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on May 21, 2009, which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.  In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for fair statements have been included.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year’s presentation.  Discontinued operations for the three and six month periods ended June 30, 2008 include the Trust’s property in Biloxi, Mississippi.  Also during the three and six month periods ended June 30, 2008, the Trust placed its St. Louis, Missouri property back into continuing operations.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Retrospective Adjustments Related to Non-Controlling Interests

The consolidated financial statements reflect certain reclassifications of prior period amounts, resulting from retrospective adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment to ARB 51.” The revisions had no impact on previously reported net income attributable to common shares of beneficial interest (“Common Shares”) or basic and diluted earnings per common share.

Effective January 1, 2009, the Trust adopted the provisions of SFAS 160, which establishes and expands accounting and reporting standards for entities that have outstanding minority interests which are re-characterized as non-controlling interests in a subsidiary. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statements of operations and comprehensive income of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  Previously, net income attributable to the non-controlling interest generally was reported as an expense in determining consolidated net income.  The adoption of SFAS 160 resulted in (i) the reclassification of minority interests in consolidated subsidiaries to non-controlling interests in consolidated subsidiaries, a component of permanent equity on the Trust’s consolidated balance sheets, (ii) the reclassification of minority interest expense to net income attributable to non-controlling interests on the Trust’s consolidated statements of operations and comprehensive income, and (iii) additional disclosures, including a consolidated statement of changes in equity.

Variable Interest Entities

The Trust has evaluated its investments to determine whether they constitute a variable interest in a variable interest entity (“VIE”).  FIN 46 requires a VIE to be consolidated by its primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

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

At June 30, 2009, the Trust has identified four convertible mezzanine loans related to the Marc Realty portfolio to be variable interests in a VIE.  The Trust has determined that it is not the primary beneficiary of the underlying borrowing entities of the four mezzanine loans as it does not anticipate absorbing a majority of the expected losses due to its preferred return position.  These loans, with a carrying value of $3,923,000 net of other-than-temporary impairment charges of $3,331,000, are accounted for as preferred equity in the Trust’s consolidated balance sheet as of June 30, 2009.

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

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Basic
Loss from continuing operations attributable to Winthrop Realty Trust	$(71,196)	$(24,094)	$(93,629)	$(17,831)
Allocation of undistributed earnings to Series B-1 Preferred Shares	-	-	-	-
Income from discontinued operations attributable to Winthrop Realty Trust	-	37	-	86
Net loss attributable to Winthrop Realty Trust applicable to Common Shares for earnings per share purposes	$(71,196)	$(24,057)	$(93,629)	$(17,745)

Basic weighted-average Common Shares	15,822	14,564	15,814	13,990

Loss from continuing operations attributable to Winthrop Realty Trust	$(4.50)	$(1.65)	$(5.92)	$(1.27)
Income from discontinued operations attributable to Winthrop Realty Trust	-	-	-	0.01
Net loss attributable to Winthrop Realty Trust per Common Share	$(4.50)	$(1.65)	$(5.92)	$(1.26)

Diluted
Loss from continuing operations attributable to Winthrop Realty Trust	$(71,196)	$(24,094)	$(93,629)	$(17,831)
Allocation of undistributed earnings to Series B-1 Preferred Shares	-	-	-	-
Income from discontinued operations attributable to Winthrop Realty Trust	-	37	-	86
Net loss attributable to Winthrop Realty Trust applicable to Common Shares for earnings per share purposes	$(71,196)	$(24,057)	$(93,629)	$(17,745)

Basic weighted-average Common Shares	15,822	14,564	15,814	13,990
Series B-1 Preferred Shares (1)	-	-	-	-
Stock options (2)	-	-	-	-
Diluted weighted-average Common Shares	15,822	14,564	15,814	13,990

Loss from continuing operations attributable to Winthrop Realty Trust	$(4.50)	$(1.65)	$(5.92)	$(1.27)
Income from discontinued operations attributable to Winthrop Realty Trust	-	-	-	0.01
Net loss attributable to Winthrop Realty Trust per Common Share	$(4.50)	$(1.65)	$(5.92)	$(1.26)

(1)
The Trust’s Series B-1 Preferred Shares were anti-dilutive for the three and six months ended June 30, 2009 and 2008 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)
The Trust’s outstanding stock options were anti-dilutive for the three and six months ended June 30, 2009 and 2008 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per Common Share.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In June 2009 Financial Accounting Standards Board (“FASB”) Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, A Replacement of FASB Statement No. 162,” (“SFAS 168”) was issued.  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The objective of this Statement is to replace Statement 162 and to establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Trust is evaluating the impact of SFAS 168 on its consolidated financial statements.

In June 2009 FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was issued, which amends the consolidation guidance applicable to variable interest entities. The amendments will affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Trust beginning in fiscal 2010. The Trust is evaluating the impact of SFAS 167 on its consolidated financial statements.

In June 2009 FASB Statement No. 166, “Accounting For Transfers of Financial Assets - An Amendment of FASB Statement No. 140,” (“SFAS 166”) was issued.  SFAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The Trust is evaluating the impact of SFAS 166 on its consolidated financial statements.

In May 2009 FASB Statement No. 165, “Subsequent Events,” (“SFAS 165”) was issued.  SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Trust has adopted SFAS 165, which did not have a material impact on its consolidated financial statements.

In April 2009 the FASB issued FSP SFAS 141(R)-1, “Accounting For Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies,” (“FSP No. SFAS 141(R)-1”) which amends the accounting for acquired contingencies under FAS No. 141 (Revised 2007), “Business Combinations,” (“FAS 141(R)”) previously adopted by the Trust. FSP FAS No. 141-1(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. The FSP FAS states that the acquirer will recognize such an asset or liability if the acquisition date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with FAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Trust has adopted the provisions of SFAS No. 141(R) and FSP No. SFAS 141(R)-1 9, which did not have a material impact on its consolidated financial statements.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009 FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2” and “FAS 124-2”) was issued.  Additionally, this FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt. It requires a more detailed, risk-oriented breakdown of major security types and related information currently required by SFAS No. 115. In addition, FSP 115-2 and 124-2 requires that the annual disclosures in SFAS No. 115 and FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” be made for interim periods (including the aging of securities with unrealized losses). This FSP also requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The FSP requires the difference between the security’s amortized cost basis and fair value on debt securities that the Trust intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized costs basis be recognized in the Trust’s consolidated statement of income.  For available for sale and held to maturity debt securities that the Trust has no intent to sell and believes that it is more-likely-than-not will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in Accumulated Other Comprehensive Income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on the Trust’s cash flow projections utilizing its base assumptions.  The cumulative effect of the adoption of the FSP included an increase in the opening balance of accumulated distributions in excess of net income at April 1, 2009 of $11,647,000 primarily as a result of the Trust’s investment in Lex-Win Concord LLC (See Note 8).

In April 2009 FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”) was issued.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same – that is, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Accordingly, this FSP does not apply to quoted prices for an identical asset or liability in an active market (that is, a Level 1 input – See Note 3, “Fair Value Measurement”). This FSP is effective for interim and annual reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009. The Trust has adopted FSP FAS 157-4, which did not have a material impact on its consolidated financial statements.

In April 2009 FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”), was issued.  This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies.  FSP FAS 107-1 and APB 28-1 require disclosure in interim reporting periods and annual reporting periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required under SFAS No. 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, including any changes therein.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The Trust has adopted FAS 107-1 and APB 28-1, which did not have a material impact on its consolidated financial statements.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In November 2008 EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations,” (“EITF 08-6”) was ratified.  EITF 08-6 addresses questions about the potential effect of FASB Statement No. 141R, “Business Combinations,” and FASB Statement No. 160, “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, on Equity Method Accounting Under APB 18.”  EITF 08-6 generally continues existing practices under APB 18, including the use of a cost-accumulation approach to initial measurement of the investment.  EITF 08-6 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment.  However, an equity method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor.  The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with APB 18.  EITF 08-6 was effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and is applied prospectively.  The Trust has adopted EITF 08-6, which did not have a material impact on its consolidated financial statements.

In June 2008 EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” (“EITF 07-5”) was ratified.  Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in shareholder’s equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  EITF 07-5 was effective on January 1, 2009.  The Trust has adopted EITF 07-5, which did not have a material impact on its consolidated financial statements.

3.	Fair Value Measurement

On January 1, 2008 the Trust adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. Accordingly, the standard does not require any new fair value measurements of reported balances.  Cash equivalents, derivative financial instruments, available for sale securities, and securities carried at fair value are reported at fair value.

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

Level 1 securities include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows, which would generally be classified within Level 2 of the valuation hierarchy.  Examples of such instruments include certain derivative financial instruments. In cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include, for example, residual interests in securitizations and other less liquid securities.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In October 2008 FASB Staff Position FAS 157-3 ("FSP FAS 157-3"), “Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active,” was adopted which provides clarification that determination of fair value in an inactive market depends on facts and circumstances and may require the use of significant judgment to determine whether certain individual transactions are forced liquidations or distressed sales. In cases where the volume and level of trading activity for an asset has declined substantially, the available prices vary significantly over time or among market participants, or the prices are not current, observable inputs might not be relevant and could require material adjustment. In addition, FSP FAS 157-3 also clarifies that broker or pricing service quotes may be appropriate inputs when measuring fair value, but are not necessarily determinative if an active market does not exist for the financial asset. Regardless of the valuation techniques used, FSP FAS 157-3 requires that an entity include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. The Trust has always considered nonperformance and liquidity risks in its analysis of loans and collateral underlying its securities and the adoption of FSP FAS 157-3 did not have a material impact on its consolidated financial statements.

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

Available for Sale Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. At June 30, 2009 all of the Trust’s available for sale securities are classified within Level 1 of the valuation hierarchy.

Securities Carried at Fair Value

At June 30, 2009 all but one of the Trust’s securities carried at fair value are classified within Level 1 of the fair value hierarchy. One of the securities is not actively traded and is classified within Level 3 of the fair value hierarchy.

Real Estate Loan Available for Sale

The Trust’s real estate loan available for sale was sold in July 2009.  The Trust’s real estate loan available for sale is classified within Level 3 of the fair value hierarchy at June 30, 2009.

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
FORM 10-Q JUNE 30, 2009

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust has determined that the derivative valuations in their entirety should be classified in Level 2 of the fair value hierarchy.

The table below presents the Trust’s assets and liabilities as of June 30, 2009,  measured at fair value, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Cash equivalents (1)	$-	$-	$-	$-
Available for sale securities	195	-	-	195
Real estate loan available for sale	-	-	34,797	34,797
Securities carried at fair value	53,077	-	599	53,676
	$53,272	$-	$35,396	$88,668
Liabilities
Derivative liabilities	$-	$424	$-	$424

(1)	Does not include cash on hand of approximately $20,469 at June 30, 2009.

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

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

The table below includes a roll forward of the balance sheet amounts from January 1, 2009 to June 30, 2009, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy.  When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Six Months Ended June 30, 2009	Real Estate Loan Available For Sale	Securities Carried at Fair Value
(in thousands)

Fair value, January 1, 2009	$-	$-
Purchases, issuances and settlements , net	34,797	599
Transfers in/and or out of Level 3	-	-
Fair value, June 30, 2009	$34,797	$599

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Recurring Measurements

Preferred Equity and Equity Investments

The valuation of preferred equity and equity investments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates.  The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions.  The significant assumptions used in this analysis include the discount rate used in the income capitalization valuation and interest rate volatility.  The Trust has determined that the significant inputs used to value its equity investment in Lex-Win Concord fall within Level 3.  The Trust recognized valuation adjustments of $31,670,000 on this asset during the three and six months ended June 30, 2009. The Trust has determined that the significant inputs used to value certain of its preferred equity investments fall within Level 3.  The Trust recorded valuation adjustments of $2,186,000 on these preferred equity investments during the three and six months ended June 30, 2009.

As of June 30, 2009, the table below presents the Trust’s assets and liabilities measured at fair value as events dictate, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Equity investments (1)	$-	$-	$-	$-
Preferred equity investments	-	-	3,305	3,305
	$-	$-	$3,305	$3,305

(1)	The carrying value of the Equity Investment was $0 as of June 30, 2009.

As of December 31, 2008, the table below presents the Trust’s assets and liabilities measured at fair value as events dictate, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Equity investments	$-	$-	$73,061	$73,061
Preferred equity investments	-	-	-	-
	$-	$-	$73,061	$73,061

Fair Value Option

SFAS No. 159, “The Fair Value Option For Financial Assets and Financial Liabilities,”(“SFAS 159”) provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings on a quarterly basis based on the then market price regardless of whether such assets or liabilities have been disposed of at such time.  SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Trust elected the fair value option for all securities acquired subsequent to September 30, 2008.

For the three and six months ended June 30, 2009, the Trust recognized a net unrealized gain of $12,580,000 and $1,432,000, respectively, as a result of the change in fair value of the securities for which the fair value option was elected, which is recorded as an unrealized gain in the Trust’s statement of operations.  Income related to securities carried at fair value is recorded as interest and dividend income.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Trust's financial assets for which the fair value option was elected (in thousands):

Financial instruments, at fair value	June 30, 2009

Assets
Securities carried at fair value:
Senior debentures	$23,749
Preferred shares	16,975
Common shares	12,952
53,676
Real estate loan available for sale	34,797
$88,473

The following table presents the difference between fair values and the aggregate contractual amounts due (senior debentures) for which the fair value option has been elected (in thousands):

	Fair Value at June 30, 2009	Amount Due Upon Maturity	Difference
Assets
Securities carried at fair value:
Senior debentures	$23,749	$29,191	$5,442

4.	Acquisitions, Loan Originations, Dispositions and Financings

Preferred Stock

In January 2009 the Trust acquired 917,105 Series B-1 Preferred Shares for $17,081,000 at a discount from their liquidation value of $25 per share.  The Trust determined that the repurchase of the Series B-1 Preferred Shares qualified as extinguishment of debt pursuant to the guidance of SFAS 140, “Accounting For the Transfer and Servicing of Financial Assets and Liabilities,” and recorded a gain from the early extinguishment of debt pursuant to APB 26 of approximately $5,237,000, net of unamortized issuance costs of $609,000.

In July 2009 the Trust acquired an additional 100,000 Series B-1 Preferred Shares at a discounted price of $2,000,000.  The Trust expects to record a gain from the early extinguishment of debt of approximately $444,000, net of unamortized issuance costs of $56,000, during the third quarter of 2009.  Subsequent to this repurchase, there are 1,396,000 Series B-1 Preferred Shares outstanding.

Acquisitions & Dispositions of REIT Securities

During the six months ended June 30, 2009 the Trust acquired senior debentures with a face value of approximately $29,490,000 at a cost of approximately $19,665,000, preferred shares at a cost of approximately $9,361,000 and common shares at a cost of approximately $863,000.

During the six months ended June 30, 2009 the Trust sold senior debentures with an original cost basis of $8,634,000 and a fair value as reported on the balance sheet of the last reporting period prior to the sale of $8,800,000 and received net proceeds of approximately $9,572,000.  In addition, during the six months ended June 30, 2009, the Trust sold preferred shares with an original cost basis of $3,913,000 and a fair value as reported on the balance sheet of the last reporting period prior to the sale of $3,989,000 for net proceeds of approximately $5,602,000.  Also during the period, the Trust sold common shares with an original cost basis of $1,294,000 and a fair value as reported on the balance sheet of the last reporting period prior to the sale of $1,372,000 for net proceeds of approximately $1,585,000.  The difference between the original cost basis and the fair value represents the unrealized gain or loss recognized pursuant to SFAS 159 during the holding period of the securities.  For the three and six months ended June 30, 2009, the Trust recognized a net gain on the sale of these securities of approximately $2,685,000 and $2,598,000, respectively, exclusive of any interest or dividends earned.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

River City

The Trust extended its $9,500,000 mortgage loan secured by its River City property for a period of one year.  The terms of the extension require monthly payments of interest only at a fixed rate of 6% with a new maturity of March 28, 2010.  The renewal was subject to a $200,000 principal payment which was made in April.

Note Payable Payoff

At December 31, 2008, the Trust had a $9,800,000 note payable to Citibank, which bore interest at LIBOR plus 2.5% and matured in December 2011.  The note was made in connection with the Trust’s purchase during 2008 of 3,500,000 common shares of Lexington Realty Trust (“Lexington”).  The note required monthly payments of interest only and was subject to margin calls if at any time the note balance compared to the fair value of the common shares exceeded 57.5%.  The Trust paid the note off in full in March 2009.

KeyBank Loan Extension

The Trust exercised its one-year extension option of its $24,372,000 mortgage loan payable to KeyBank which is collateralized by 14 properties and now matures on June 30, 2010.  In accordance with the terms of the loan agreement, as a condition to the extension, the Trust pledged $1,373,000 as cash collateral on the loan and paid a $61,000 extension fee.

Real Estate Loan Acquisitions

On June 1, 2009, the Trust acquired from Concord Debt Holdings, LLC (“Concord”) for $5,500,000, a $7,219,000 first mortgage loan collateralized by a two building four story complex containing 116,000 square feet in Phoenix, Arizona.  The loan bears interest at a rate of 9.8375%, requires monthly payments of interest only and matures on June 9, 2012.  The borrower has the right to prepay the loan at any time for a discounted payoff amount of $5,500,000.  The Trust has recorded this investment as a loan receivable and is carried at amortized cost.

On June 1, 2009, the Trust acquire from Concord, for $38,500,000, a $73,796,000 first mortgage loan collateralized by a 19 story, 289,000 square foot office building located at 160 Spear Street, San Francisco, California (“160 Spear Street”).  The loan bears interest at a rate of 6.48215%, requires monthly payments of interest only and matures on June 9, 2012, subject to a one-year extension which extension requires the payment of an $850,000 extension fee.  The borrower has the right to prepay the loan at any time for a discounted payoff amount of $50,000,000 plus any additional advances made by the Trust to the borrower.  The Trust has agreed to make additional advances to the borrower in equal quarterly installments of $600,000 over the next two years up to a maximum of $4,800,000.  The additional advances will bear interest at a rate of 15%, will be collateralized by the property and will be coterminus with the existing loan.

On July 14, 2009, the Trust sold to an unrelated third party a $35,000,000 9.75% A Note at par with respect to the first mortgage loan collateralized by the office building located at 160 Spear Street as discussed above.  As a result of this sale, and the Trust’s intention to hold the remaining portion of this loan to maturity, the Trust has recorded $35,000,000 as a real estate loan available for sale, which is carried at the lower of cost or fair value at June 30, 2009, and the remaining $3,500,000 investment has been recorded as a loan receivable and is carried at cost at June 30, 2009.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loan Payable

On June 24, 2009, the Trust obtained a margin loan from JP Morgan in the amount of $19,818,000, bearing interest at LIBOR plus 0.5%.  The loan is collateralized by the securities carried at fair value.  The funds were used to pay off borrowings under the Trust’s revolving line of credit with KeyBank, and the balance outstanding at June 30, 2009 was repaid on July 15, 2009 in connection with the sale of the 160 Spear Street A Note.

Preferred Equity Restructuring

During July 2009 the Trust restructured its preferred equity investment in Marc Realty as discussed in Note 7.

Lease Extension

In April 2009 the Trust entered into a lease extension and modification agreement with respect to its 133,000 square foot Plantation, Florida office property which is net leased to BellSouth Telecommunications Inc.  Pursuant to the agreement, the lease term was extended for ten years through March 31, 2020, and the current annual rent was reduced to approximately $1,740,000 for the final year of the current lease term.  Thereafter, annual rent will be approximately $1,450,000 from April 1, 2010 through March 31, 2015 and approximately $1,500,000 from April 1, 2015 through March 31, 2020. In addition, existing lease intangibles of $1,733,000 will be amortized ratably over the revised remaining lease term.

5.	Loans Receivable

All of the Trust’s loans identified as being impaired under the provisions of SFAS No. 114 are collateral dependent loans and are evaluated for impairment by comparing (i) the fair value of the underlying collateral less costs to sell and (ii) the carrying value of each loan.  Due to the unique nature of each individual property collateralizing the Trust’s loans, the Trust uses the income approach through internally developed valuation models to estimate the fair value of the collateral.  This approach requires the Trust to make significant judgments with respect to discount rates and the timing and amounts of estimated future cash flows which are considered Level 3 inputs in accordance with SFAS No. 157.  These cash flows include operating costs and, where applicable, costs of completion and  lot and unit sale prices.

The following table summarizes the Trust’s loans receivable at June 30, 2009 and December 31, 2008 (in thousands):

				Carrying Amount (7)
				June 30,	December 31,
Property	Location	Interest Rate	Maturity	2009	2008

Marc Realty – Various (1) (2)	Chicago, IL	8.5%	(1)	$17,848	$17,547
Loan loss reserve				(1,538)	(1,179)
Lex-Win Concord LLC (3)	Various	0.8%	Dec 2009	-	5,000
600 West Jackson LLC (4)	Chicago, IL	6.5%	June 2009	-	1,508
160 Spear (5)	San Francisco, CA	(6)	June 2012	3,776	-
Siete Square (5)	Phoenix, AZ	9.8%	June 2012	5,505	-
Vision Term Loan (8)		15.0%	Dec 2011	-	1,266
Loan loss reserve				-	(1,266)
				$25,591	$22,876

(1)
Represents tenant improvement and capital expenditure loans for properties in the Marc Realty portfolio. These loans mature on May 1, 2016.  Effective July 1, 2009, the interest rate on these loans has been increased to 10%.

(2)	Collateralized by a subordinate mortgage or the ownership interests in the property owner.
(3)	The Trust made an unsecured working capital loan of $5,000 to Lex-Win Concord in December 2008. This amount was repaid in January 2009.
(4)	Represents a second mortgage on the property. The loan was repaid on June 30, 2009.
(5)	Represents first mortgage loans secured by the properties.
(6)
The Trust holds a B Note in this loan.  Interest on the B Note equals the difference between (i) interest on the entire outstanding loan principal balance ($73,796 at June 30, 2009) at a rate of 6.48215% per annum less (ii) interest payable on the outstanding principal balance of the A Note ($35,000) at a rate of 9.75% per annum.  Accordingly, the stated interest rate on the B Note at June 30, 2009 was 3.583%.

(7)	The carrying amount includes accrued interest of $603 and $123 at June 30, 2009 and December 31, 2008, respectively.
(8)	In April 2009, the Trust wrote off this reserve.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2009, the Trust recorded a provision for loan loss of $1,724,000 and $2,152,000, respectively, related to loans on several properties in the Marc Realty portfolio.  In addition, during the three and six months ended June 30, 2009, the Trust wrote off $1,793,000 of which $1,258,000 related to the Marc Realty restructuring (see Note 7) and $535,000 of which was previously reserved related to a property in the Marc Realty portfolio which was foreclosed on in May 2009.

For the three and six months ended June 30, 2009, the Trust did not recognize any interest income on impaired loans subsequent to the date of their impairment.  Cash payments received on impaired loans were classified as cost recovery.  As of June 30, 2009, the Trust has received $9,000 which was recorded as a recovery on impaired loans which had a carrying value of $0 at June 30, 2009.

6.	Securities

Securities Carried at Fair Value

Securities carried at fair value represents senior debentures, preferred shares, and common shares for which the Trust has elected the fair value option of SFAS 159.

Securities carried at fair value at June 30, 2009 are summarized in the table below (in thousands):

	Cost	Fair Value

Senior debentures	$19,252	$23,749
Preferred shares	12,778	16,975
Common shares	20,509	12,952
	$52,539	$53,676

For the three and six months ended June 30, 2009, the Trust recognized an unrealized gain on securities carried at fair value of $12,580,000 and $1,432,000, respectively.

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

Available for sale securities at June 30, 2009 are summarized in the table below (in thousands):

	Cost	Fair Value

Preferred shares	$204	$195

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2009, the Trust recognized an unrealized gain in other comprehensive income of $9,000 and $11,000, respectively.  As of June 30, 2009, there was a cumulative unrealized loss in other comprehensive income of $10,000 related to these securities.

Available for sale securities at December 31, 2008 are summarized in the table below (in thousands):

	Cost	Fair Value

Preferred shares	$204	$184

For the year ended December 31, 2008, the Trust recognized an unrealized loss in other comprehensive income of $20,000.

During the six months ended June 30, 2009 and June 30, 2008, securities were sold for total proceeds of approximately $16,759,000 and $57,699,000, respectively.  The Trust recognized a gross realized gain of $2,685,000 and $2,598,000 on the sale of these securities during the three and six months ended June 30, 2009, respectively.  The Trust recognized a gross realized gain of $0 and $2,029,000 on the sale of these securities during the three and six months ended June 30, 2008, respectively.  The Trust utilizes the specific identification method for calculating gain or loss on the sale of securities.

7.	Preferred Equity Investments – Marc Realty

As a result of the restructuring and foreclosure discussed below, at June 30, 2009, the Marc Realty portfolio consisted of two participating second mortgage loans and 15 convertible mezzanine loans, together with an equity investment in each mezzanine borrower, in the aggregate amount of approximately $44,648,000, net of impairments of $7,111,000.  The second mortgage and mezzanine loans contain conversion rights, and each loan is collateralized by the applicable borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex primarily in the Chicago business district or suburban area.  Each borrower holds a 100% interest in the applicable Property Owner.

Foreclosure

In May 2009 the property located in Lansing, Michigan was foreclosed on by the lender who held the first mortgage.  The Trust had fully impaired its investment in this property prior to the foreclosure.  As such, the Trust had no gain or loss recognition in 2009 related to the foreclosure.

Restructuring

During July 2009 the Trust restructured its preferred equity investment in Marc Realty.  Prior to the restructuring, and subsequent to the foreclosure, the Trust held loans and equity investments in 20 properties with Marc Realty.  The restructuring does not apply to five of the properties (the “Excluded Properties”) in which the Trust held preferred equity investments.  Of the five Excluded Properties, four are suburban properties, for which both Marc Realty and the Trust have determined are worth less than the debt, have ceased making debt service payment and expect the lender to foreclose.  The debt on these properties is non-recourse to the Trust.  The Trust has fully impaired their investments in these four properties as of June 30, 2009.  The other Excluded Property is a downtown property, in which the Trust invested in 2007 subsequent to the initial 2005 Marc investment and in which the Trust owns a 70% interest.  The restructuring is applicable to the remaining 15 properties (the “Included Properties”) classified as preferred equity investments.  The restructuring effectively eliminates approximately $12,500,000 of a deferred return due to Marc Realty on the Included Properties in exchange for the Trust transferring all of its interest in two of the suburban, and one of the downtown, properties to Marc Realty.  The Trust’s transfer of its interest in the properties is effective as of May 1, 2009.  Subsequent to the transfer and the foreclosure, the Trust had a preferred equity investment in 17 properties – 12 Included Properties and five Excluded Properties.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Trust made an additional aggregate advance of $684,000 in July 2009 which resulted in the equalization of interests to 50%-50% between the Trust’s preferred equity investment and the Marc Realty principals deemed equity in all but one of the remaining Included Properties.  In eight properties the Trust’s interest was increased and in three properties the Trust’s interest was decreased.  The tenant improvement and capital expenditure loans made by the Trust are also now equivalent to the loans made by the Marc Realty principals on the Included Properties.

As a result of the transfer of all of its interests in the mezzanine loans on the two suburban properties and the one downtown property, the Trust has recognized a loss from preferred equity investment of $2,664,000 during the three months ended June 30, 2009.  In addition, the Trust recognized a $1,636,000 impairment loss during the three months ended June 30, 2009 in connection with the transfer of a portion of its interests on three of the suburban Included Properties.  There was no gain or loss recognized on the eight Included Properties in which the Trust increased its interest.

For the Included Properties, the agreement also modifies the priority of payments between the Trust and Marc Realty so that all cash returns are now effectively pari passu.  The interest rate on our mezzanine loans has been increased to 9% from 7.65% and the interest rate on the tenant improvement and capital expenditure loans made by the Trust and Marc Realty has been increased to 10% from 8.5% effective July 1, 2009.  The return payable to Marc Realty on their equity investment has also increased to 9% from 7.65%.  The mezzanine loans require monthly payments of interest only and the maturity date for each of the loans has been extended to April 17, 2016.  If cash flow from property operations is not sufficient to pay both the Trust and Marc Realty, then the return payable to both parties will be deferred.  As a result of the modification, the Trust’s mezzanine loans on the Included Properties will be reclassified from preferred equity investments to equity investments effective July 1, 2009 and the Trust will recognize its pro rata share of the underlying properties’ income or loss.

The Trust is also entitled to participate on a pari passu basis in capital proceeds derived from the sale or refinancing of the applicable property (the “Participating Interest”), to the extent that such proceeds exceed all of the debt encumbering the property, including a return to the Trust and Marc Realty of their equity plus a 9% return thereon.

Impairments/Earnings

The Trust recognized earnings from preferred equity investments, exclusive of Participating Interest payments and impairments, of $906,000 and $1,921,000 for the three and six months ended June 30, 2009, respectively, and $1,115,000 and $2,486,000 for the three and six months ended June 30, 2008, respectively.  Earnings from preferred equity investments for the three and six months ended June 30, 2009 include an impairment loss of approximately $550,000 taken on one of the Excluded Properties and earnings for the three and six months ended June 30, 2008 included a loss of approximately $2,000,000 attributable to an impairment recorded at the underlying entity which held a property in Lansing, Michigan and was foreclosed on in May 2009.

Sales

One of the properties in the Marc Realty portfolio, 600 West Jackson, Chicago, Illinois, in which the Trust held a 7.65% convertible mezzanine loan and a preferred interest, was sold on June 12, 2008 to an unaffiliated third party.  The Trust received $2,530,000, exclusive of interest, on its original investment of $1,736,000.  Further to this transaction, the selling entity, of which the Trust owns 60%, made a $1,500,000 second mortgage loan to the buyer.  The loan bore interest at 6.5%, matured on June 30, 2009, and required monthly payments of interest only.  In connection with the sale of the property, the Trust received additional equity income totaling $795,000 which was deferred until repayment of the second mortgage loan made to the borrower.  On June 30, 2009, the second mortgage loan was paid in full and the Trust recorded earnings from preferred equity investments in the form of a Participating Interest payment of $795,000.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of	As of
	June 30, 2009	December 31, 2008
Condensed Balance Sheets
Investment in real estate, net	$124,389	$167,386
Prepaid expenses and deposits	5,487	7,239
Cash and cash equivalents	2,355	3,371
Receivables and other assets	22,240	30,485
Assets of discontinued operations	25,183	-
Total Assets	$179,654	$208,481

Nonrecourse mortgage debt	$193,044	$285,524
Other liabilities	19,992	24,481
Liabilities of discontinued operations	68,701	-

Total Liabilities	281,737	310,005

Partners’ Deficit	(102,083)	(101,524)
Total Liabilities and Partners’ Deficit	$179,617	$208,481

On the Trust’s Consolidated Balance Sheets:
Preferred Equity Investment	$45,780	$50,624

A basis difference exists between the carrying value of the Trust’s preferred equity investment and its share of the Property Owner’s reported net assets as a result of (i) the acquisition of its investment in Marc Realty at the then determined fair value which was different from its share of the net depreciated assets as recorded by the Property Owners on the historical books of the venture and (ii) other-than-temporary impairment charges of $9,698,000.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Condensed Statements of Operations
Revenues	$10,669	$11,641	$22,331	$23,020
Operating expense	(5,046)	(5,589)	(9,744)	(11,726)
Interest expense	(2,999)	(3,111)	(5,963)	(5,970)
Real estate taxes	(1,690)	(1,733)	(3,380)	(3,465)
Depreciation and amortization	(2,417)	(2,248)	(4,833)	(4,604)
Other expenses, net	(551)	(498)	(1,070)	(946)
Loss from continuing operations	(2,034)	(1,538)	(2,659)	(3,691)

Discontinued operations
Income (loss) from discontinued
operations	3,002	352	1,392	(2,366)
Gain (loss) on sale of property	(1,119)	9,389	(1,119)	12,733
Income from discontinued operations	1,883	9,037	273	10,367

Net loss	$(151)	$7,499	$(2,386)	$6,676

On the Trust’s Consolidated Statements
of Operations and Comprehensive
Income:
Equity in earnings (loss) of
Preferred Equity Investment	$(3,209)	$(912)	$(2,194)	$1,418

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Discontinued operations for 2009 includes the results of operations for the three Included Properties in which the Trust transferred all of its interests effective May 1, 2009, the four Excluded Properties which are pending foreclosure and the Lansing, Michigan property which was foreclosed on in May 2009.  Discontinued operations for 2008 also include the results of operations for two additional properties which were sold during 2008.

8.	Equity Investments

The Trust’s equity investments at June 30, 2009 and December 31, 2008 are summarized below (in thousands):

	Lex-Win Concord	Sealy Northwest Atlanta	Sealy Airpark Nashville	Sealy Newmarket	Lex-Win Acquisition	Total

Balance December 31, 2008	$73,061	$3,780	$6,510	$8,756	$95	$92,202

Investments	-	-	-	-	-	-
Distributions/capital returns	-	(134)	(418)	(113)	-	(665)
Equity in other comprehensive
income	21,479	-	-	-	-	21,479
Other comprehensive income reclassification	4,695	-	-	-	-	4,695
Equity in loss	(99,235)	(242)	(572)	(363)	-	(100,412)
Balance June 30, 2009	$-	$3,404	$5,520	$8,280	$95	$17,299

Concord

General

In March 2006 the Trust together with Newkirk Realty Trust, Inc. (“Newkirk”) formed Concord Debt Holdings, LLC (“Concord”) for the purpose of acquiring and originating a diversified portfolio of real estate loans and securities.  In connection with the merger of Newkirk into Lexington, Lexington acquired Newkirk’s interest in Concord.  Both the Trust and Lexington committed to invest $162,500,000 in Concord, all of which was contributed as of June 30, 2009.

Lex-Win Concord LLC (“Lex-Win Concord”) was created on August 2, 2008.  In connection with the formation of Lex-Win Concord, both the Trust and Lexington contributed to Lex-Win Concord their 50% interests in Concord and WRP Management LLC (“WRP Management”), the entity that provides management services to Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”).  In conjunction with this formation, the limited liability company agreement of Concord was amended and restated to admit Inland America Concord Sub LLC (“Inland”) with a redeemable preferred membership interest in Concord.  Inland has committed to invest up to $100,000,000 in Concord over a 12-18 month period, subject to certain conditions, of which $76,000,000 was contributed as of June 30, 2009.  Lex-Win Concord holds 100% of the common membership interests in Concord and serves as its managing member.

Lex-Win Concord has determined that, at the time of its formation and transfer of interests from the Trust and Lexington to Lex-Win Concord, both Concord and Lex-Win Concord were under the common control of the Trust and Lexington.  Accordingly, Lex-Win Concord accounted for the formation of and the related transfer of membership interests under the guidance of FASB Statement No. 141, “Business Combinations,” (“SFAS 141”) for entities under common control.  Among other things, SFAS 141 requires that Lex-Win Concord, as the entity receiving equity interests, initially recognize the assets and liabilities at their carrying amounts at the date of transfer and report results of operations as though the transfer occurred at the beginning of the period.  In addition, SFAS 141 requires that financial statements for prior years be restated to present comparative information.  Accordingly, the results of operations presented herein comprise those of Lex-Win Concord and Concord for the three and six months ended June 30, 2009 and 2008.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

With respect to the Trust's investment in Lex-Win Concord, the Trust determined at the time of formation  that Lex-Win Concord is not a VIE pursuant to FIN 46(R). The Trust further evaluated its investment in Lex-Win Concord pursuant to the requirements of EITF 04-5 and SOP 78-9, “ Accounting for Investments in Real Estate Ventures,” ("SOP 78-9") and determined that it and Lexington share equally in the control of Lex-Win Concord and in Concord's operations. Accordingly, the Trust accounts for its investment under the equity method.

At June 30, 2009, the Trust has responded to market trends, including accelerating CDO and CMBS rating downgrades, increasing default probability assumptions, market interest rate fluctuations, the short-term nature of Concord’s repurchase agreement financing and an overall lack of clarity on future recovery of the underlying collateral in these assets.  These factors along with the recent failure by Inland American Real Estate Trust, Inc. (“Inland”) to make its capital call, the litigation initiated by Inland, the expectation that there will not be any distributions received in the near term and the non-controlling nature of the Trust’s investment in Lex-Win have resulted in the Trust’s determination that an other-than-temporary-impairment exists and an additional impairment related to its investment in Concord was warranted in the second quarter.  The aggregate impairments consist of both a proportionate share of Concord’s operating losses plus a decline in the fair value that management has assigned to the remaining equity in the investment. The Trust determined the fair value of its investment in Lex-Win by calculating its share of net asset value, as adjusted for various risks.  The fair value of Lex-Win’s assets and liabilities was determined using the income approach based upon the expected future cash flows of each asset and liability discounted at market rates of return in accordance with SFAS 157. Accordingly, the Trust recognized an impairment loss of $31,670,000.

On December 31, 2008, the Trust and Lexington each advanced proceeds of $5,000,000 to Lex-Win Concord pursuant to short-term demand notes bearing interest at 1.36%.  These notes were subsequently repaid to each of the Trust and Lexington in January 2009.

Litigation

On May 22, 2009, Inland American (Concord) Sub, LLC (“Inland-Concord”), a wholly-owned subsidiary of Inland filed an action in the Delaware Chancery Court against Lex-Win Concord and Concord, seeking (i) reformation of the Second Amended and Restated Limited Liability Company Joint Venture Agreement (the “Joint Venture Agreement”) of Concord to modify the provision relating to distributions of proceeds from capital transactions, (ii) a declaration that Inland Sub is not required to make any additional capital contributions for the purpose of satisfying amounts due to Concord’s lenders under certain of its existing credit facilities (the “Credit Facilities”), and (iii) a declaration that Inland Sub not be required to satisfy the May 11, 2009 capital call (the “Capital Call”) made by Concord in the amount of $24,000,000 the proceeds of which are to be used for “Permitted Investments” (as defined in the Joint Venture Agreement).  The Trust believes that the language of the Joint Venture Agreement speaks for itself with respect to Inland Concord’s claims and that Inland’s action is without merit.  Lex-Win filed its answer with the Chancery Court of the State of Delaware in this action on July 21, 2009 denying the claims raised by Inland Concord and bringing counterclaims seeking declaration that (i) Inland Concord is required to fund the Capital Call, (ii) Concord can recoup the unmade Capital Call by setting it off against any distributions otherwise payable to Inland Concord, and (iii) Inland Concord’s failure to fund the Capital Call is a material breach of the Joint Venture Agreement and that Lex-Win will seek to recover all losses incurred by it as a result of such breach.

With respect to one of the loans that is held by Concord, there is a future funding obligation relating to tenant improvements, leasing commissions and debt service payments totaling approximately $8,100,000 (the “Future Funding Amount”).  The Future Funding Amount was to have been forwarded on June 19, 2009.  However, Concord is disputing its obligation to fund the Future Funding Amount due to alleged breaches of the loan documents by the borrower and the guarantor.  In this regard, Concord has brought an action in California State Court seeking, among other things, declaratory relief as to whether Concord is required to fund the Future Funding Amount.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loan Securities

Concord has a portfolio of loan securities which includes investments in CDO securities, CMBS, and rake bonds. Such bonds are accounted for as available for sale securities and, accordingly, are marked to market on a quarterly basis based upon management’s assessment of fair value.

In April 2009, as a result of the issuance of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities was amended.  The FSP requires the difference between the amortized cost basis and fair value on debt securities that Concord intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized costs basis be recognized in Concord’s consolidated statement of income.  For available for sale and held to maturity debt securities that Concord has no intent to sell and believes that it is not more-likely-than-not it will be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in Accumulated Other Comprehensive Income.  The difference between the present value of the cash flow expected to be collected and the amortized cost basis is the credit loss.  The cumulative effect of the adoption of the FSP included an increase in the opening balance of members’ capital and a reduction in other comprehensive income at April 1, 2009 of $23,294,000.

Due to the persistent lack of liquidity in the credit markets over the past two years, Concord experienced continued declines in the fair value of its available for sale securities.  Through December 31, 2008, Concord had recorded other-than-temporary impairment on its loan securities of $84,860,000.  Management has identified additional declines in fair value of $12,856,000 on its loan securities for the quarter ended June 30, 2009.  Based on its analysis of FSP FAS 115-2, Concord has recognized an impairment loss of $7,674,000 for the three months ended June 30, 2009.  The remaining decline of $5,182,000 is considered temporary and such amounts have been included in other comprehensive income.  Concord has recognized $8,555,000 of other-than-temporary impairment losses and $7,232,000 of temporary impairment charges for the six months ended June 30, 2009.

Concord recognizes income on its portfolio of loan securities in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” ("EITF 99-20") and FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”).  Subject to various requirements, discounts attributable to previously recognized other-than-temporary impairment charges are recognized in interest income on the effective interest method based upon the excess of all estimated prospective cash flows over the investment balance in the loan security at the measurement date.  For these securities, Concord will accrete the impairment discount over the remaining life of the securities using the effective interest method, resulting in income recognition of $478,000 and $1,117,000 for the three and six months ended June 30, 2009, respectively.  Concord did not recognize in earnings any material amounts relating to the accretion of other-than-temporary impairment charges for the three and six months ended June 30, 2008.

 Real Estate Debt Investments

Concord has historically considered its real estate debt investments as held to maturity.  Such investments are recorded at cost.  Discounts and premiums on purchased assets are amortized over the life of the investment using the effective interest method.  The amortization is reflected as an adjustment to interest income.  Other costs incurred in connection with acquiring loans, such as marketing and administrative costs, are charged to expense as incurred.

Concord considers a real estate debt investment (“loan”) impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Concord recognizes loan impairments in accordance with the guidance under SFAS No. 114, “Accounting By Creditors For Impairment of a Loan,” (“SFAS 114”) which requires that a creditor recognize impairment of a loan if the present value of expected future cash flows discounted at the loan's effective interest rate or, alternatively, the observable market price of the loan or the fair value of the collateral is less than the recorded investment in the loan.  Concord believes its loans are collateral dependent and, accordingly, utilizes the fair value of the loan collateral when assessing its loans for impairment.  If the fair value of the collateral is equal to or greater than the recorded investment in the loan, no impairment is recognized.  Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology. The methodologies include the evaluation of operating cash flow from the collateral during the projected holding period and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, a loss contingency is created with a corresponding charge to the provision for loan losses. The loss contingency for each loan is maintained at a level believed adequate to absorb probable losses.

In addition, an unallocated loss contingency is established to cover performing loans and loan losses are recorded when (i) available information indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). Required loss contingency balances for the performing loan portfolio are derived from probabilities of principal loss and loss given default estimates assigned to the portfolio as part of Concord’s quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on management’s judgment, impact the collectability of the loans. Pursuant to SFAS 114 and SFAS 5, Concord recognized a provision for loan losses for the three and six months ended June 30, 2009 of $41,192,000 and $43,692,000, respectively, increasing the loss contingency on real estate debt investments to $74,405,000 at June 30, 2009.  Concord recognized a loan loss provision of $2,200,000 for the three and six months ended June 30, 2008.

In March 2009 Concord received an approximate $35,000,000 margin call from Column Financial, Inc. (“Column”).  On April 14, 2009, Concord restructured its repurchase agreement with Column such that (i) no additional loans may be obtained under the facility, (ii) Column withdrew its March 2009 margin call and is not permitted to make a margin call except in a limited instance until March 31, 2010, (iii) the agreement terminates on December 31, 2010, and (iv) Concord is required to maintain certain financial ratios.  The modification also required Concord to reduce the outstanding loan balance by $10,700,000 in April 2009 and by an additional $47,500,000 by May 31, 2009.  Additionally, Concord must reduce the outstanding balance under the repurchase agreement to $80,000,000 by September 30, 2009 and to $60,000,000 by December 31, 2009.  In order to comply with the required reductions of the outstanding balance, Concord has sold and expects to sell certain assets pledged under the Column agreement.  Accordingly, Concord identified eight loans to be sold.  In accordance with Financial Accounting Standards No. 65, “Accounting For Certain Mortgage Banking Activities,” Concord has reported these loans as held for sale at the lower of cost or fair value and has recorded an impairment loss on real estate debt investments held for sale of $27,505,000 and $64,413,000 during the three and six months ended June 30, 2009, respectively.

During April 2009, in conjunction with the restructuring of its repurchase agreement, Concord sold a real estate debt investment with an adjusted carrying value of $10,700,000 for $10,677,000 and recognized a loss of $23,000.  The net proceeds of $10,677,000 from the sale were used to reduce the amount due on the Column repurchase agreement.

On June 1, 2009, Concord sold to the Trust two real estate debt investments with an adjusted carrying value of $61,516,000 for $45,019,000 and recognized a loss of $16,497,000.  The net proceeds from the sale of $45,019,000 went to pay down the Column facility.   As of June 30, 2009 Concord has six loans classified as real estate debt investments held for sale with a fair value of $79,906,000.

In July 2009 Concord sold a real estate debt investment with an adjusted carrying value of $17,000,000 for $16,985,000 and will recognize a loss of $15,000.  The net proceeds of $16,985,000 went to pay down the Column facility.

The one loan identified to be sold to satisfy the Royal Bank of Scotland restructuring requirement was sold on July 31, 2009 for net proceeds equal to its carrying value of $11,500,000.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary financial information of Lex-Win Concord is as follows (in thousands):

	As of June 30, 2009	As of December 31, 2008
Condensed Consolidated Balance Sheets

Cash and restricted cash	$5,067	$15,134
Real estate debt investments, net of loss contingencies	606,192	863,144
Real estate debt investments held for sale	79,906	-
Available for sale securities, net	107,399	118,491
Other assets	8,387	10,353
Total assets	$806,951	$1,007,122

Repurchase agreements	$184,192	$240,604
Revolving credit facility	79,300	80,000
Collateralized debt obligations	347,525	347,525
Contingent collateral support obligation	9,600	-
Accounts payable and other liabilities	22,620	43,230

Non-controlling redeemable preferred interest	36,570	76,441

Members’ capital	136,426	248,262
Accumulated other comprehensive loss	(9,390)	(29,054)
Non-controlling interest	108	114

Total liabilities and members’ capital	$806,951	$1,007,122

On the Trust’s Consolidated Balance Sheets:
Equity investment in venture	$-	$73,061

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Condensed Consolidated Statement of Operations

Interest and other income	$10,227	$17,170	$22,775	$37,209
Interest expense	(4,226)	(7,958)	(8,858)	(18,811)
Impairment loss on available for sale securities	(7,674)	(50,438)	(8,555)	(55,816)
Provision for loss contingencies on real estate debt investments	(41,192)	(2,200)	(43,692)	(2,200)
Impairment loss on real estate debt investments held for sale	(27,505)	-	(64,413)	-
Gain on extinguishment of debt	-	2,552	-	7,702
Realized loss on sale of investments held for sale	(16,520)	-	(16,520)	-
Collateral support agreement obligation	(9,600)	-	(9,600)	-
General and administrative	(1,381)	(983)	(2,492)	(1,791)
Consolidated net loss	(97,871)	(41,857)	(131,355)	(33,707)

Income attributable to non-controlling redeemable preferred interest	(1,895)	-	(3,769)	-
Income attributable to non-controlling interest	(3)	(6)	(6)	(6)

Net loss attributable to Lex-Win Concord	$(99,769)	$(41,863)	$(135,130)	$(33,713)

Equity in loss of equity investment	$(49,884)	$(20,933)	$(67,565)	$(16,857)
Other-than-temporary impairment	(31,670)	-	(31,670)	-

On the Trust’s Consolidated Statement of Operations and Comprehensive Income	$(81,554)	$(20,933)	$(99,235)	$(16,857)

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The net income attributable to the non-controlling redeemable preferred interest of $3,769,000 for the six months ended June 30, 2009 consists of Inland’s 10% preferred interest allocation.

In June 2008, Concord purchased $4,200,000 of its CDO-1 notes, at a discount, for $1,648,000 and recognized a gain on the extinguishment of debt totaling $2,552,000.

On March 31, 2008, Concord purchased from the Trust $10,000,000 of its CDO-1 notes at a discount for $4,850,000 and recognized a gain, net of deferred costs, on the extinguishment of debt totaling $5,150,000 after writing off a pro-rata share of deferred financing costs.  The Trust had purchased the debt from an unaffiliated third party for $4,850,000 on March 24, 2008.

Information pertaining to Concord’s credit facilities collateralized by the real estate debt investments and available for sale securities as of June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30, 2009		December 31, 2008
	Debt Carrying Value	Collateral Carrying Value (3)	Debt Carrying Value	Collateral Carrying Value (3)
(in thousands)
Royal Bank of Scotland, PLC, successor in interest to Greenwich Capital Financial Products, Inc., matures on February 1, 2012, interest is variable based on 1-month LIBOR rate plus 1%; 1.32% and 2.04% at June 30, 2009 and December 31, 2008, respectively.	$59,613	$71,530	$59,613	$71,417

Royal Bank of Scotland, PLC, successor in interest to Greenwich Capital Financial Products, Inc., matures on December 15, 2009, interest is variable based on 1-month LIBOR rate plus 1%; 1.32% and 1.51% at June 30, 2009 and December 31, 2008, respectively.	21,516	32,952	21,516	36,452

Column Financial, Inc., variable interest based on 1-month LIBOR plus 1%, the rate was 1.47% at December 31, 2008. (1)	-	-	15,000	25,880

Column Financial, Inc., expiration December 31, 2010, interest is variable based on 1-month LIBOR plus 0.85% to 1.35%, the weighted average was 1.35%, and 1.49% at June 30, 2009 and December 31, 2008, respectively. (2)	103,063	141,138	144,475	261,981

Total repurchase agreements	$184,192	$245,620	$240,604	$395,730

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)
In February 2009 the repurchase agreement was terminated and the asset which was subject to this repurchase agreement was added to the Column multiple loan asset repurchase agreement.  The Column multiple loan asset repurchase agreement was modified to provide that the interest rate, maturity date and advance rate, with respect to the asset added to the multiple loan asset repurchase facility, would remain as it was under the specific repurchase agreement.

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

Additionally, during the quarter ended June 30, 2009, Column required Concord to maintain a minimum tangible net worth and a maximum indebtedness to tangible net worth.  For the quarter ended June 30, 2009, Concord was in default as it failed the covenant tests.

Under the repurchase facilities with Royal Bank of Scotland PLC (“RBS”), Concord has a similar $10,000,000 minimum liquidity requirement.  In February 2009 Concord received a waiver of the covenant violation from the Royal Bank of Scotland through December 31, 2009.

During the quarter ended June 30, 2009 the RBS repurchase facility required Concord to maintain a minimum net worth and a maximum indebtedness to tangible net worth. For the quarter ended June 30, 3009, Concord was in default of its agreement as it failed the covenant tests. In July, RBS agreed to restructure its agreement with Concord. The new provisions include i) extending the maturity to January 2011 ii) waiving the going concern opinion iii) reducing the net worth requirement to $100 million and iv) suspending the leverage and liquidity covenant until March 31, 2010. The restructuring of the agreement requires Concord to reduce the outstanding balance by $11,500,000.  The payment to reduce the outstanding balance was made on July 31, 2009 as a result of Concord selling a real estate debt investment.

KeyBank Credit Facility

On March 7, 2008 Concord entered into a $100,000,000 secured revolving credit facility with KeyBank National Association (“KeyBank”).  The credit facility enables Concord to finance existing unlevered assets as well as new assets acquired by Concord.  The initial maximum aggregate borrowing under the loan is $100,000,000.  Borrowings under the facility bear interest at spreads over LIBOR ranging from 1.75% to 2.25%, depending on the underlying loan asset or loan security for which such borrowing is made.  At June 30, 2009, the outstanding balance was $79,300,000 with a weighted average interest rate of 2.51%, and the carrying value of loan assets and loan securities securing the facility was approximately $132,131,000.  The facility matures March 2010 subject to a one-year extension.  On July 24, 2009, Concord paid down $2,000,000 on the outstanding balance.

Under the terms of the line of credit facility with KeyBank, Concord is required to maintain minimum liquidity, comprised of cash and cash equivalents, of at least $10,000,000 at all times.  At certain times during the year ended December 31, 2008 and at certain times during the three months ended March 31, 2009, Concord’s cash balances declined to an amount below the $10,000,000 liquidity requirements.  On February 24, 2009 Concord received from KeyBank a waiver of the covenant violation through December 31, 2009.

Additionally, during the quarter ended June 30, 2009, KeyBank required Concord to maintain a minimum tangible net worth and a maximum indebtedness to tangible net worth.  For the quarter ended June 30, 2009, Concord was in default as it failed the covenant tests.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Collateralized Debt Obligations

The following table outlines borrowings under CDO-1’s collateralized debt obligations as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009			December 31, 2008
	Debt Outstanding	Weighted- Average Interest Rate	Collateral Par Value	Debt Outstanding	Weighted- Average Interest Rate	Collateral Par Value

CDO-1 – Issued seven investment grade tranches on December 21, 2006. Reinvestment period through December 21, 2011. Matures on December 21, 2016. Interest rate variable based on one-month LIBOR	$347,525	0.795%	$464,462	$347,525	0.95%	$464,831

9.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $226,655,000 and $229,737,000 at June 30, 2009 and December 31, 2008, respectively.  The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	Maturity	Spread Over LIBOR/Prime	Interest Rate at June 30, 2009	Balance at June 30, 2009	Balance at December 31, 2008
Fixed Interest Rate:
Amherst, NY	October 2013	—	5.65%	$16,721	$16,913
Indianapolis, IN	April 2015	—	5.82%	4,351	4,384
Houston, TX	April 2016	—	6.43%	65,490	67,009
Andover, MA	February 2011	—	6.60%	6,328	6,389
S. Burlington, VT	February 2011	—	6.60%	2,712	2,738
Chicago, IL	March 2016	—	5.75%	21,275	21,391
Lisle, IL	June 2016	—	6.26%	24,310	24,452
Lisle, IL	March 2017	—	5.55%	5,600	5,600
Kansas City, KS	June 2012	—	7.04%	6,817	6,768
Orlando, FL	July 2017	—	6.40%	39,379	39,610
Chicago, IL	March 2010	—	6.00%	9,300	9,500

Variable Interest Rate:
Various (1)	June 2010	LIBOR+1.75%	(2)	24,372	24,983
				$226,655	$229,737

(1)	The Trust received a one-year extension to June 30, 2010. The loan payable to Keybank is collateralized by 14 properties and the Trust has one remaining one-year option to extend this loan.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2)
The Trust entered into an interest rate swap agreement in the notional amount of $26,000, effectively converting the floating interest rate to a fixed rate of 5.8% through December 2009.  At June 30, 2009 the principal balance is covered by the swap agreement.

The fair value of the Trust’s mortgage loans payable are less than their current carrying amounts by $32,298,000 at June 30, 2009 and exceeded their current carrying amounts by $789,000 at December 31, 2008.

Note Payable

At December 31, 2008, the Trust had a $9,800,000 note payable to Citibank, bearing interest at LIBOR plus 2.5% and maturing in December 2011.  The loan was made in connection with the Trust’s purchase during 2008 of 3,500,000 common shares of Lexington, and was repaid in March 2009.

10.	Revolving Line of Credit

The Trust has a line of credit with KeyBank pursuant to which the Trust can borrow on a revolving basis up to $35,000,000.  The revolving credit line matures December 16, 2010 with the option by the Trust to extend the term for an additional year.  Amounts borrowed under the credit facility bear interest at LIBOR plus 3.0%.  To the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 2.25%.  During the quarter ended June 30, 2009, the Trust borrowed and repaid the full $35,000,000 available under the line.  There were no advances outstanding under the line as of June 30, 2009.  The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $16,000 and $38,000 for the three and six months ended June 30, 2009, respectively, and $44,000 and $88,000 for the three and six months ended June 30, 2008, respectively.

The revolving line of credit requires the Trust to maintain (i) a minimum consolidated debt service coverage ratio, (ii) a maximum leverage ratio, (iii) liquid assets of $17,500,000 and (iv) a minimum net worth.  The revolving credit line is secured by substantially all of the Trust’s assets.  The revolving credit line requires monthly payments of interest only.  To the extent that the amounts outstanding under the facility are in excess of the borrowing base (as calculated), the Trust is required to make a principal payment to reduce such excess. The Trust may prepay from time to time without premium or penalty and re-borrow amounts prepaid.  As a result of the Trust’s repurchase of Series B-1 Preferred Shares and the impairment charges taken by the Trust on its investment in Lex-Win Concord, the Trust does not currently meet the net worth covenant as defined under the line of credit and, consequently, is currently not eligible to borrow under the line.  At June 30, 2009 and December 31, 2008, there were no amounts outstanding under the facility.

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

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The effective portion of changes in fair value of the interest rate swap designated and that qualifies as a cash flow hedge is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three and six months ended June 30, 2009 and 2008, the interest rate swap was used to hedge the variable cash flows associated with existing variable-rate debt.  The Trust also assesses and documents, both at the hedging instruments inception and on an ongoing basis, whether the derivative instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item.  The Trust has recorded changes in fair value related to the effective portion of its interest rate swap contract designated and qualifying as cash flow hedges totaling $165,000 and $341,000 of increased interest expense for the three and six months ended June 30, 2009, respectively, and $439,000 of increased interest expense for the three months ended June 30, 2008 and $144,000 of decreased interest expense for the six months ended June 30, 2008, as a component of other liabilities and accumulated other comprehensive loss within the Trust’s consolidated balance sheets.

Effective June 24, 2009, the Trust entered into an interest rate swap agreement, with a notional amount of $23,000,000, which will commence January 1, 2010 at the expiration of the existing swap and will cover the balance of the terms through current maturity on the KeyBank loan which is collateralized by various properties.

The table below presents information about the Trust’s interest rate swaps at June 30, 2009 (dollars in thousands):

Maturity	Swap Rate	Notional Amount of Hedge		Cost of Hedge	Estimated Fair Value of Swap in Other Comprehensive Income	Unrealized Gain on Settled Swap in Other Comprehensive Income	Change in Swap Valuations Included in Other Comprehensive Income For the Three Months Ended June 30, 2009	Change in Swap Valuations Included in Other Comprehensive Income For the Six Months Ended June 30, 2009

December 2009	4.05%	$26,000	(1)	$-	$(398)	$63	$127	$265
June 2010	1.05%	$23,000	(2)	$-	$(26)	$-	$-	$-

(1)	Represents a swap agreement related to the variable interest rate loan collateralized by various properties.
(2)
In connection with the Finova portfolio loan extension, the Trust was required to provide interest rate protection through the maturity of the extension (June 30, 2010).  The Trust obtained an interest rate swap with a $23,000,000 notional amount that will effectively convert the  interest rate on the KeyBank note payable from a floating rate of LIBOR plus 1.75% to a fixed rate of 1.80%.

12.	Series B-1 Preferred Shares

In January 2009 the Trust acquired 917,105 Series B-1 Preferred Shares at a discount from their liquidation value of $25 per share.  As a result, the Trust recorded a gain from the early extinguishment of debt of approximately $5,237,000 for the three months ended March 31, 2009.

In July 2009 the Trust acquired 100,000 Series B-1 Preferred Shares at a discount from their liquidation value of $25 per share.  As a result, the Trust will recognize a gain from the early extinguishment of debt of approximately $444,000 in the third quarter.

As of August 1, 2009, there are 1,396,000 Series B-1 Preferred Shares outstanding.

13.	Common Shares

The following table sets forth information relating to sales of Common Shares during the six months ended June 30, 2009:

Date of Issuance	Number of Shares Issued	Price per Share	Type of Offering

1/15/09	61,292	$10.85	DRIP(1)
4/15/09	7,462	$8.27	DRIP

(1)         The Trust’s Dividend Reinvestment and Stock Purchase Plan.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	Discontinued Operations

In December 2008 the Trust sold a shopping center asset located in Biloxi, Mississippi aggregating approximately 51,000 square feet for a net sales price to the Trust of approximately $2,678,000.  The Trust recorded a $1,807,000 gain on the sale and the results of operations of this property are classified as discontinued operations for the three and six months ended June 30, 2008.
On August 8, 2008 a petition for the condemnation of a shopping center asset located in St. Louis, Missouri aggregating 46,000 square feet was dismissed by a Missouri Court.  As a result, the operations for this property, previously classified as discontinued operations, are now classified as income from continuing operations for the three and six months ended June 30, 2008 and 2009.

15.	Commitment and Contingencies

The Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties.  Given the nature of the Trust’s business activities, these lawsuits are considered routine to the conduct of its business.  The result of any particular lawsuit cannot be predicted because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.  The Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect other than previously disclosed in the consolidated financial statements.

16.	Related-Party Transactions

The following table sets forth the fees and reimbursements paid by the Trust for the three and six months ended June 30, 2009 and 2008 to FUR Advisors and Winthrop Management L.P. (in thousands):

	For the Three Months Ended				For the Six Months Ended
	2009		2008		2009		2008

Asset management (1)	$791	(3)	$1,388	(4)	$1,572	(5)	$2,711	(6)
Property management (2)	73		65		140		126
Construction management (2)	-		-		3		-
	$864		$1,453		$1,715		$2,837

(1)	Payable to FUR Advisors.
(2)	Payable to Winthrop Management L.P.
(3)	Before credits of $68, discussed below.
(4)	Before credits of $63, discussed below.
(5)	Before credits of $137, discussed below.
(6)	Before credits of $125, discussed below.

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

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Base Management Fee

In March 2009 the base management fee was modified effective as of January 1, 2009.  As modified, the asset based fee calculation has been eliminated and the equity based fee is based on a price of $11.00 per Common Share outstanding at January 1, 2009 and $25.00 per Series B-1 Preferred Share with respect to the 1,496,000 Series B-1 Preferred Shares outstanding after giving effect to the repurchases of Series B-1 Preferred Shares during the fourth quarter of 2008 and the first quarter of 2009.  Any additional future conversions, redemptions or repurchases of the Series B-1 Preferred Shares, such as the repurchase of the 100,000 Series B-1 Preferred Shares in July 2009, will not reduce the base equity for purposes of the base management fee calculation.  Any future issuances of Common Shares or preferred shares will increase the equity as per the existing agreement for purposes of the base management fee calculation.

Incentive Fee

The incentive fee entitles FUR Advisors to receive (a) an amount equal to 20% of all distributions paid to beneficiaries of Common Shares after December 31, 2003 in excess of the Threshold Amount, hereinafter defined, and, (b) upon the termination of the Advisory Agreement, an amount equal to 20% of the “liquidation value” of the Trust in excess of the Threshold Amount at the termination date. As defined in the Advisory Agreement, the Threshold Amount is equal to (x) $314,787,000, increased by the net issuance price of all Common Shares and increased for preferred shares converted, issued after January 1, 2009, and decreased by the redemption price of all Common Shares redeemed after January 1, 2009, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct damages to the Trust if the Advisory Agreement is terminated by the Trust for cause.

If the Advisory Agreement were terminated, the actual incentive fee payable would be based on an appraised valuation or the net liquidation proceeds received for the Trust’s assets, which may be substantially in excess of the amount calculated based on the market price of the Common Shares.

Winthrop Management L.P.

Winthrop Management L.P., an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Pursuant to the terms of the property management agreement, Winthrop Management L.P. receives a property management fee equal to 3% of the monthly revenues.

Credits

WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors, provides accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including CDO-1.  WRP Sub-Management received reimbursement of direct and indirect expenses totaling $298,000 and $698,000 for the three and six months ended June 30, 2009, respectively, in accordance with the terms of the agreement.  Of these amounts, $137,000 and $275,000, respectively, were paid to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord (the “Affiliate Amount”).  Because the Trust pays an advisory fee to FUR Advisors whereas Lexington, the other equity member in Lex-Win Concord, does not, the advisory fee payable to FUR Advisors by the Trust is reduced by 50% of the Affiliate Amount to ensure equal treatment of the Trust and Lexington with respect to the reimbursements paid by Concord.  For the three and six months ended June 30, 2009, the Trust received and utilized a credit of $68,000 and $137,000, respectively, against the base management fee.

During the three and six months ended June 30, 2008, WRP Sub-Management received reimbursement of direct and indirect expenses totaling $417,000 and $888,000, respectively.  Of these amounts, $125,000 and $250,000, respectively, were paid to reimburse it for costs associated with providing accounting and other “back office” services for the benefit of Concord.  The Trust received and utilized a credit of $63,000 and $125,000, respectively, against the base management fee.

On March 24, 2008, the Trust acquired for the benefit of Concord two classes of securities issued by CDO-1 with a face value of $10,000,000 for approximately $4,850,000 and transferred legal ownership of these securities to Concord on March 31, 2008 and received reimbursement equal to the acquisition cost.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The operating properties segment includes all of the Trust’s wholly and partially owned operating properties.  The loan assets and loan securities segment includes all of the Trust’s activities related to real estate loans, which consists primarily of the Trust’s investment in Lex-Win Concord and Marc Realty.  The REIT securities segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies.  In addition to our three business segments, the Trust reports non-segment specific income and expense under corporate income (expense).

The following table summarizes the Trust’s assets by business segment for the periods ended June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008

Operating properties	$281,041	$286,780
Loan assets and loan securities	106,167	146,560
REIT securities	53,967	36,796
Corporate
Cash and cash equivalents	20,469	59,238
Other	23,088	48,720
Total Assets	$484,732	$578,094

The Trust defines net operating income for each segment presented as the segment’s revenue and other income less operating expenses.  Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).  The following table presents a summary of revenues from operating properties, loan assets and loan securities and REIT securities and expenses incurred by each segment for the three and six months ended June 30, 2009 and June 30, 2008 (in thousands):

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Operating Properties
Rents and reimbursements	$10,447	$10,993	$21,432	$21,660
Operating expenses	(1,822)	(1,802)	(3,823)	(3,669)
Real estate taxes	(652)	(675)	(1,355)	(1,414)
Equity in loss of Sealy Northwest Atlanta	(204)	(98)	(242)	(236)
Equity in loss of Sealy Airpark Nashville	(314)	(267)	(572)	(550)
Equity in loss of Sealy Newmarket	(177)	-	(363)	-
Net operating income	7,278	8,151	15,077	15,791

Loan Assets and Loan Securities
Interest	829	322	1,207	828
Equity in earnings (loss) of preferred equity investment of Marc Realty	(1,023)	1,088	(8)	3,418
Impairment loss on preferred equity investment	(2,186)	(2,000)	(2,186)	(2,000)
Equity in loss of Lex-Win Concord	(49,884)	(20,933)	(67,565)	(16,857)
Impairment loss on investment in Lex-Win Concord	(31,670)	-	(31,670)	-
Provision for loss on loans receivable	(1,724)	-	(2,152)	-
Unrealized loss on available for sale loans	(203)	-	(203)	-
Gain on sale of mortgage backed securities	-	-	-	454
Net operating loss	(85,861)	(21,523)	(102,577)	(14,157)

REIT Securities
Dividends	1,385	28	2,759	55
Gain on sale of available for sale securities	-	-	-	2,029
Gain on sale of securities carried at fair value	2,685	-	2,598	-
Unrealized gain on securities carried at fair value	12,580	-	1,432	-
Equity in loss of Lex-Win Acquisition	-	(1,035)	-	(878)
Impairment loss on available for sale securities	-	(107)	-	(207)
Net operating income (loss)	16,650	(1,114)	6,789	999

Net Operating (Loss) Income	(61,933)	(14,486)	(80,711)	2,633

Reconciliations to GAAP Net Loss:

Less - Depreciation and Amortization	2,682	2,910	5,581	5,968

Less - Interest Expense
Operating properties	3,603	3,661	7,198	7,444
Loan assets and loan securities	-	-	-	206
REIT securities	-	-	75	-

Corporate Income (Expense)
Interest income	42	436	114	664
Interest expense	(830)	(1,807)	(1,558)	(3,649)
Gain on extinguishment of debt	-	-	5,237	-
General and administrative (1)	(1,878)	(1,482)	(3,324)	(3,553)
State and local taxes	(147)	(98)	(197)	(222)

Loss from continuing operations before non-controlling interest	(71,031)	(24,008)	(93,293)	(17,745)
Non-controlling interest	(165)	(86)	(336)	(86)
Loss from continuing operations attributable to Winthrop Realty Trust	(71,196)	(24,094)	(93,629)	(17,831)

Income from discontinued operations attributable to Winthrop Realty Trust	-	37	-	86

Net Loss Attributable to Winthrop Realty Trust	$(71,196)	$(24,057)	$(93,629)	$(17,745)

Capital Expenditures
Operating properties	$287	$778	$582	$1,607

(1)	After credits – See Note 16.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Events

The Trust has evaluated all subsequent events through August 10, 2009, which is the date of filing.  All relevant items have been disclosed in the corresponding Notes to these Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods.   Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in this report.

Overview

We are a real estate investment trust engaged in the business of owning real property and real estate related assets. Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing.  We seek to achieve this objective by acquiring investments with both recurring cash flow in order to sustain our dividend, along with investments that we believe have appreciation potential. We operate in three strategic business segments: (i) operating properties; (ii) loan assets and loan securities; and (iii) REIT equity and debt securities. We acquire assets through direct ownership as well as through strategic alliances and ventures, and have entered into three significant venture arrangements. Our venture with Marc Realty, a Chicago area real estate company, is our primary vehicle for investments in the Chicago metropolitan area.  We also invest through our venture with Sealy & Co. in which we have made three investments in office flex parks.  In addition, since its formation in March 2006, we have acquired substantially all of our loan assets and loan securities through Concord Debt Holdings LLC, which we refer to as Concord, a joint venture with Lexington Realty Trust, which we refer to as Lexington, and, since August 2008, Inland America Concord Sub LLC, which we refer to as Inland.

As of June 30, 2009, we held interests in approximately 9.5 million rentable square feet of office, retail, multi-tenant and mixed use space through our 21 wholly owned operating properties and our ventures with Marc Realty and Sealy & Co., Ltd., which we refer to as Sealy.  Average occupancy at our consolidated properties was approximately 95% for the six months ended June 30, 2009.  As of June 30, 2009 our consolidated properties were approximately 89.6% leased.   The decline in occupancy at June 30, 2009 was the result of the loss of a tenant in May 2009 which occupied approximately 285,000 square feet at our Jacksonville, Florida Property.  In addition to our operating properties and our joint venture arrangements, we held REIT securities with a fair value of $53,871,000 as of June 30, 2009.  Our primary sources of income are rental income and tenant recoveries from leases of our operating properties, interest income from our loan assets and loan securities, and interest and dividend income and possible appreciation from our investments in REIT securities.  The comparability of financial data from period to period is affected by several items including the timing of our property acquisition and leasing activities and the purchases and sales of assets and investments.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

The weakness in the economy since late 2007 and the subsequent disruption of the capital and credit markets throughout 2008 and the first two quarters of 2009 has affected profitability and limited the availability of financing and the ability to raise equity capital.  During the first two quarters of 2009 we continued to focus our attention primarily on maintaining our liquidity and reducing our exposure to near-term debt maturities, while at the same time seeking opportunistic investments and investments with current returns.  Toward that end, we capitalized on the market mispricing of senior REIT securities and invested $29,889,000 in REIT preferred and debt securities during the first half of 2009.

With respect to our debt exposure, each of our investment platforms and investments is essentially a stand-alone business, such that any potential problems or liabilities which might occur are limited to that specific platform or investment.  Consequently, our exposure is in each case limited to our equity in that particular investment and not to us as a whole.  Inclusive of extension rights, none of our loans are scheduled to mature in 2009.  As of June 30, 2009 there is $2,871,000 of scheduled principal payments on mortgage loans remaining in 2009.  The remaining balance of approximately $223,784,000 is scheduled to be paid down or mature in 2010 or later.

During 2009, we have taken material other-than-temporary impairment losses on assets in our portfolio that have lost considerable value. In doing so, we have addressed the financial statement impact of our legacy asset issues. These issues related primarily to our investment in Lex-Win Concord LLC (“Concord”) and our suburban Chicago investments in Marc Realty. As it relates to Concord, we have specifically responded to market trends of accelerating CDO and CMBS rating downgrades, increasing default probability assumptions, market interest rate fluctuations, the short-term nature of Concord’s repurchase agreement financing and an overall lack of clarity on future recovery of the underlying collateral in these assets.  These factors along with the recent failure by Inland to make its capital call, the litigation initiated by Inland, the expectation that there will not be any distributions received in the near term and the non-controlling nature of our investment in Lex-Win have resulted in our determination that an other than temporary impairment exists and an additional impairment related to our investment in Concord was warranted in the second quarter.  The aggregate impairments consist of both a proportionate share of Concord’s operating losses plus a decline in the fair value that management has assigned to the remaining equity in the investment. While we have determined that the decline in the fair value of our investment in Concord is other than temporary, the writedown of our investment in Concord to zero for financial statement purposes should not convey to investors that we and our partners have ceased to work towards equity recovery.

During the second quarter, we worked towards improving our position on our legacy Marc Realty portfolio and in July 2009 the Trust restructured this investment. This integrated transaction was strategic in that, in its simplest terms, we exchanged our interest in several Chicago suburban properties for an increased overall interest in certain downtown Chicago properties which we consider to be opportunities with a lower risk profile and a better return potential and are more aligned with our overall investment strategy.

The contractual changes of the restructuring include the elimination of certain accumulated deferred returns due to Marc Realty on their equity, the modification and equalization of the priority of payments to the parties and an increase of the interest rates on our mezzanine loans and an increase in the interest rate on Marc Realty’s equity in exchange for us transferring our interests in four properties to Marc Realty.  In addition, we made an additional aggregate advance of $684,000 in July 2009 which effectively resulted in the equalization of interests to 50%-50% between our equity investment and Marc Realty’s equity.  Due to the nature of this multi-step transaction we recognized losses of approximately $5,755,000 in the second quarter of 2009.  In accordance with GAAP, we are required to recognize an accounting loss equal to the carrying value of our basis in the suburban properties in which we transferred our interest, which amount was $5,755,000 and was recognized in the second quarter.  Conversely, GAAP does not allow us to recognize the value of the increased equity in the downtown properties that we received in the form of the elimination of the accumulated deferred returns due to Marc Realty from the properties in which we continue to hold an interest.  At June 30, 2009, the investments in those properties continue to be carried at cost and any future benefit of the foregoing modification will be recognized at the time of realization.  Effective July 1, 2009, our investments in the Marc Realty properties will be reclassified from preferred equity investments to common equity investments.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

Capital and Credit Market Deterioration

 As the capital and credit market deterioration has worsened, we have performed additional assessments to determine our exposure to bankruptcies, which could negatively affect the tenancy at our operating properties as well as negatively impact borrowers’ cash flow and thus their ability to meet their obligations under our loan assets and loan securities.   We have also monitored the impact of the currently limited availability of financing and equity offerings.  Because there is little funding available in the capital and credit markets, there are fewer buyers in the market and buyers are seeking significantly higher returns, placing significant downward pressure on current real estate values.   Consequently, there is a risk that borrowers will be unable to obtain replacement financing or sell the collateral underlying loan assets and loan securities upon maturity which could lead to more loan defaults and/or negotiated extensions to existing loans beyond their current expirations.  In addition, we further reviewed our risk associated with counterparties to our hedging instruments and credit facilities. We believe our greatest risk to operating results and liquidity is the recent unprecedented volatility in capital and credit markets, which, if not stabilized, may create additional losses in the upcoming years.

A continued weakness in the economy could further impair our ability to raise future capital through equity and debt offerings, thereby requiring us to obtain additional capital through the sale of assets. Further, the declining availability of financing will likely continue to have an impact on our ability to finance additional acquisitions and, ultimately, the value of real estate generally.

We have historically used the public equity markets and secured financing as our primary sources of capital.  We expect to continue to fund our investments through one or a combination of cash reserves, borrowings under a credit facility, property loans, or the issuance of debt or equity.  In addition, as our investments reach a level in value to the point where we may be unlikely to achieve better than market returns, to the extent market conditions permit we may exit the investment and redeploy the capital to what we believe to be higher yielding opportunities.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain investments and other general business needs. We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in the short-term. We anticipate that cash on hand, borrowings under a credit facility and issuance of equity and debt securities, as well as other alternatives, will provide the necessary capital required for our investment activities.  As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are unable to reinvest all of our operating cash flow and, in addition to cash reserves, are dependent on raising capital through equity and debt issuances or forming ventures with institutional or high net worth investors to obtain additional funds with which to expand our business.

Our primary sources of funds include:

•	cash and cash equivalents;
•	rents and reimbursements received from our operating properties;
•	payments received under our loan assets and loan securities;
•	the issuance of equity and debt securities;
•	interest and dividends received from investments in and possible appreciation of REIT securities;
•	cash distributions from joint ventures;
•	borrowings under our credit facilities; and
•	asset specific borrowings.

At June 30, 2009, we had cash and cash equivalents of $20,469,000.  In addition, we had other liquid assets consisting of securities carried at fair value and available for sale securities totaling $53,871,000.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

Significant financial transactions during the first two quarters of 2009 include:

•	the acquisition on January 6, 2009 of 917,105 of our Series B-1 Preferred Shares with a liquidation value of $22,928,000 for $17,081,000 in cash, resulting in a net gain of $5,237,000;
•
the acquisition of REIT securities consisting of senior debentures with a face value of $29,490,000 for a cost of $19,665,000, preferred shares at a cost of $9,361,000 and common shares at a cost of $863,000;

•	the acquisition of two first mortgage loans with a face value of $81,015,000 for a cost of $43,869,000;
•	the extension of the maturity date of the mortgage loan on our River City property for a period of one year;
•	the extension of the maturity date of our $24,372,000 mortgage loan for a period of one year; and
•	the repayment in March 2009 of a $9,800,000 note payable.

Subsequent to June 30, 2009, the following transactions have occurred:

•	the acquisition on July 9, 2009 of 100,000 of our Series B-1 Preferred Shares with a liquidation value of $2,500,000 for $2,000,000 in cash, resulting in a net gain of approximately $444,000;
•	the sale on July 14, 2009 at par of a $35,000,000 A Note with respect to the first mortgage loan secured by the property located at 160 Spear Street, San Francisco, California; and
•	the restructuring of our preferred equity investment in Marc Realty as discussed in Item 1 – Financial Statements, Note 7.

Cash Flows

Operating Activities

Cash provided by operating activities of $10,138,000 for the six months ended June 30, 2009 reflects our net loss of $93,293,000 adjusted by non-cash items of $102,115,000 including depreciation and amortization expense, the effect of straight-lining of rental income, equity in losses of partially-owned entities and unrealized losses on securities carried at fair value, $2,520,000 of distributions from non-consolidated interests and a net decrease due to changes in other operating assets and liabilities of $1,204,000.  See our discussion of our Results of Operations below for additional details on our operations.

Investing Activities

Cash used in investing activities of $50,539,000 for the six months ended June 30, 2009  was compr ised primarily of the following:

·	$35,000,000 for purchases of available for sale real estate loans which represents the portion of the 160 Spear loan that was subsequently sold in July;
·	$29,889,000 for purchases of securities carried at fair value;
·	$9,072,000 for acquisitions of loans receivable, primarily the Siete Square loan and the balance of the 160 Spear loan;
·	$2,075,000 for additional loan advances related to the Marc Realty portfolio; and
·	$719,000 for tenant improvements.

These uses of investing cash flows were offset primarily by:

·	$16,759,000 in proceeds from the sale of securities carried at fair value;
·	$6,800,000 in proceeds from the repayment of loans receivable; and
·	$2,597,000 in net proceeds from the release of cash escrows; primarily related to the release of funds from the qualified intermediary for the sale of our Biloxi, Mississippi property.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

Financing Activities

Cash provided by financing activities of $1,632,000 for the six months ended June 30, 2009 was comprised primarily of the following:

•	$35,000,000 of proceeds from our revolving line of credit;
•	$19,818,000 of proceeds from our loan payable; and
•	$3,938,000 of restricted cash held in escrow that was released, primarily related to the application of funds held as cash collateral and utilized to pay off the CitiBank note payable.

These sources of financing cash flows were offset primarily by:

•	$35,000,000 for repayment of borrowings on our revolving line of credit;
•	$9,800,000 for payment of the note payable to CitiBank;
•	$9,888,000 for dividend payments on our Common Shares; and
•	$3,131,000 for mortgage loan repayments.

Dividends

Since December 2005 we have paid regular dividends to our shareholders.  In paying dividends we have endeavored to have our dividends track cash flow from operations, both recurring and nonrecurring.  As a result, while we intend to continue paying dividends each quarter, future dividend declarations will be at the discretion of our Board of Trustees and will depend on the actual cash flow of the Trust both projected as recurring and nonrecurring, its overall financial condition, capital requirements, the distribution requirements for REITs under the Internal Revenue Code of 1986 and such other factors as our Board of Trustees deem relevant.   Subject to the foregoing, we expect to continue distributing our current cash flow after reserving normal and customary amounts thereby allowing us to maintain our capital.   Toward that end, the Board of Trustees elected to reduce our dividend to $0.25 per share for each of the first two quarters of 2009, which represented a reduction from $0.325 per share for each of the first two quarters of 2008.  This represents our existing budgeted recurring cash flow generated by assets currently owned and excludes any realized gains from capital transactions, any potential cash flow from our investment in Concord, as well as potential future cash flow generated from the investment of the substantial cash and cash equivalents on hand.  We expect to continue applying these standards with respect to our dividends on a quarterly basis which could cause the dividends to increase or decrease depending on cash flow.

We paid regular quarterly dividends $0.40625 per Series B-1 Preferred Share in each of the first two quarters of 2009.  We declared a special dividend of $0.05 per Common Share in December 2008, which was paid in January 2009.

Results of Operations

Our results are discussed below by business segment:

•	Operating Properties – our wholly and partially owned operating properties;
•
Loan Assets and Loan Securities – our activities related to senior and mezzanine real estate loans as well as commercial mortgage-backed securities including our investment in Concord and our Marc Realty venture properties;

•	REIT Securities – our activities related to the ownership of equity and debt securities in other real estate investment trusts; and
•	Non-segment specific results are discussed under Corporate – includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

The following table summarizes our assets by business segment (in thousands):

	June 30, 2009	December 31, 2008

Operating properties	$281,041	$286,780
Loan assets and loan securities	106,167	146,560
REIT securities	53,967	36,796
Corporate
Cash and cash equivalents	20,469	59,238
Other	23,088	48,720
Total Assets	$484,732	$578,094

Total assets decreased by $93,362,000, or 16.2%, from $578,094,000 at December 31, 2008 to $484,732,000 at June 30, 2009.  The decrease was due primarily to a decrease of $38,769,000 in cash and cash equivalents, a decrease of $40,393,000 in loan assets and loan securities and a decrease of $25,632,000 in other assets.

The decrease in loan assets and loan securities is due primarily to a decrease of $73,061,000 in the carrying value of our equity investment in Concord as a result of the operating loss incurred by Concord for the six months ended June 30, 2009 as well as a $24,941,000 other comprehensive income reclassification adjustment and a $51,916,000 valuation adjustment recognized by the Trust on this investment at June 30, 2009.  The decrease in other assets resulted from the utilization of $17,081,000 for the re-acquisition of the Series B-1 Preferred Shares and the release of approximately $8,642,000 of funds held in escrow.  The release of escrow funds was primarily the result of $2,678,000 released from the qualified intermediary for the sale of our Biloxi, Mississippi property and $5,227,000 released from the CitiBank cash collateral account and utilized to pay off the $9,800,000 note payable.

The results of operations and changes in financial position for the Trust are discussed below.

Comparison of Six Months ended June 30, 2009 versus Six Months ended June 30, 2008

The following table summarizes our results by business segment for the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008

Operating properties	$2,298	$2,379
Loan assets and loan securities	(102,577)	(14,363)
REIT securities	6,714	999
Corporate income (expenses)	272	(6,760)
Consolidated loss from continuing operations	$(93,293)	$(17,745)

Operating Properties
	2009	2008

Rents and reimbursements	$21,432	$21,660
Operating expenses	(3,823)	(3,669)
Real estate taxes	(1,355)	(1,414)
Equity in loss of Sealy Northwest Atlanta	(242)	(236)
Equity in loss of Sealy Airpark Nashville	(572)	(550)
Equity in loss of Sealy Newmarket	(363)	-
Operating income	15,077	15,791

Depreciation expense	(5,581)	(5,968)
Interest expense	(7,198)	(7,444)
Net income	$2,298	$2,379

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

The decrease in operating income from our operating properties for the comparable periods was due primarily to:

•	a $228,000 decrease in rents and reimbursements due primarily to:
-	a decrease of $351,000 on our wholly-owned net lease portfolio due to the restructuring of the lease for our Plantation, Florida property as of January 1, 2009;
-	a decrease of $194,000 at our Lisle, Illinois properties due to an approximate 9% decrease in occupancy at one of the properties in 2009;
-	a decrease of $44,000 at our Ontario property as a result of a decline in revenue from the parking facility in 2009 ;
-	an increase of $263,000 at our River City property due to an approximate 6% increase in average occupancy in 2009;
-	an increase of $57,000 at our Creekwood Apartments property due to an approximate 7% increase in average occupancy in 2009;
•	a $154,000 increase in operating expenses due primarily to increased cost at our River City property; and
•
a $391,000 increase in losses from our Sealy equity investments due primarily to a $363,000 loss related to our Newmarket office complex in Atlanta, Georgia which we acquired in August 2008.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  We received cash distributions of $665,000 from the Sealy equity investments for the six months ended June 30, 2009.

Depreciation, real estate taxes and interest expenses related to our operating properties remained relatively constant with the comparable prior year period.

Loan Assets and Loan Securities

	2009	2008

Interest	$1,207	$828
Equity in earnings (loss) of preferred equity investment	(2,194)	1,418
Equity in loss of Lex-Win Concord	(99,235)	(16,857)
Gain on sale of mortgage backed securities	-	454
Provision for loss on loan receivable	(2,152)	-
Unrealized loss on available for sale loans	(203)	-
Operating loss	(102,577)	(14,157)

Interest expense	-	(206)
Net loss	$(102,577)	$(14,363)

The decrease in operating income from loan  assets and loan securities for the comparable periods was due primarily to:

•	a $82,378,000 increase in equity in loss from Lex-Win Concord due primarily to:
-	a $64,413,000 impairment loss on real estate debt investments held for sale at Concord;
-	a $41,492,000 increase in provision for loss contingencies on real estate debt investments at Concord;
-	a $16,520,000 realized loss on sale of investments held for sale at Concord;
-	a $9,600,000 collateral support agreement obligation recorded in June 2009; and
-	a $47,261,000 decrease in impairment loss on available for sale securities at Concord.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

The Trust’s allocable share of the loss from Concord was $67,565,000 for the six months ended June 30, 2009 which represents an increase of $50,708,000 over the loss allocated for the six months ended June 30, 2008.  In addition, we recorded a $31,670,000 other-than-temporary impairment loss in 2009 on our equity investment in Lex-Win Concord.

•	a $3,612,000 decrease in equity in earnings from our preferred equity investment, Marc Realty, primarily due to:
-	a $2,664,000 loss from the transfer of our interest in three of the properties in the Marc Realty portfolio in May 2009;
-	a $565,000 decrease in earnings as a result of having a lower investment balance in 2009;
-	a $197,000 decrease in gains on sale of real estate; and
-
a $186,000 increase in other-than-temporary impairments.  The Trust recognized $2,186,000 of other-than-temporary impairments on four of our mezzanine loans during the six months ended June 30, 2009 compared with a $2,000,000 other-than-temporary impairment recognized on one mezzanine loan during the same period in 2008;

•	a $2,152,000 provision for loss on loans receivable related to seven properties in our Marc Realty portfolio;and
•	a $454,000 gain on sale of mortgage backed securities recognized in the quarter ended June 30, 2008.

REIT Securities

	2009	2008

Interest and dividends	$2,759	$55
Gain on sale of securities	2,598	2,029
Impairment loss on available for sale securities	-	(207)
Unrealized gain on securities carried at fair value	1,432	-
Equity in earnings of Lex-Win Acquisition, LLC	-	(878)
Operating income	6,789	999

Interest expense	(75)	-
Net income	$6,714	$999

The increase in operating income from REIT securities for the comparable periods was due primarily to:

•
a $2,704,000 increase due primarily to interest and dividends received in 2009 on our REIT investment portfolio as the result of the increased investment in REIT securities for the six months ended June 30, 2009;

•	a $1,432,000 unrealized gain on securities carried at fair value; and
•	a $569,000 increase in gain on sale of securities.

Corporate

	2009	2008

Interest income	$114	$664
General and administrative	(3,324)	(3,553)
Interest expense	(1,558)	(3,649)
Gain on extinguishment of debt	5,237	-
State and local taxes	(197)	(222)
Operating income (loss)	$272	$(6,760)

The increase in corporate operations for the comparable periods was due primarily to:

•	a $5,237,000 gain on early extinguishment of debt resulting from our January 2009 purchase of 917,105 of our Series B-1 Preferred Shares at a discount to their liquidation value;

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

•
a $2,091,000 decrease in corporate interest expense due primarily to lower aggregate payments in 2009 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2009;

•
a $229,000 decrease in general and administrative expenses due primarily to the reduction in the base management fee of $651,000 which was partially offset by a $327,000 increase in professional fees; and

•
a $550,000 decrease in corporate interest income earned on our cash and cash equivalents due primarily to lower yields on U.S. Treasury securities and other depository accounts during the first six months of 2009 versus 2008.

State income taxes were $197,000 and $222,000 for the six months ended June 30, 2009 and 2008, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Comparison of Three Months ended June 30, 2009 versus Three Months ended June 30, 2008

The following table summarizes our results by business segment for the three months ended June 30, 2009 and 2008 (in thousands):
	2009	2008

Operating properties	$993	$1,580
Loan assets and loan securities	(85,861)	(21,523)
REIT securities	16,650	(1,114)
Corporate expenses	(2,813)	(2,951)
Consolidated loss from continuing operations	$(71,031)	$(24,008)

Operating Properties

	2009	2008

Rents and reimbursements	$10,447	$10,993
Operating expenses	(1,822)	(1,802)
Real estate taxes	(652)	(675)
Equity in loss of Sealy Northwest Atlanta	(204)	(98)
Equity in loss of Sealy Airpark Nashville	(314)	(267)
Equity in loss of Sealy Newmarket	(177)	-
Operating income	7,278	8,151

Depreciation expense	(2,682)	(2,910)
Interest expense	(3,603)	(3,661)
Net income	$993	$1,580

The decrease in operating income from our operating properties for the comparable periods was due primarily to:

•	a $546,000 decrease in rents and reimbursements due primarily to:
-	a decrease of $386,000 on our wholly-owned net lease portfolio due to the restructuring of the lease for our Plantation, Florida property as of January 1, 2009;
-	a decrease of $189,000 at our Ontario property as a result of a decline in revenue from the parking facility in 2009 ;
-	a decrease of $92,000 at our Lisle, Illinois properties due to an approximate 9% decrease in occupancy at one of the properties in 2009;
-	an increase of $66,000 at our River City property due to an approximate 8% increase in average occupancy for the three months ended June 30, 2009;
-	an increase of $54,000 at our Creekwood Apartments property due to an approximate 9% increase in average occupancy for the three months ended June 30, 2009;
•	a $20,000 increase in operating expenses; and

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

•
a $330,000 increase in losses from our Sealy equity investments due primarily to a $177,000 loss related to our Newmarket office complex in Atlanta, Georgia which we acquired in August 2008.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  We received cash distributions of $322,000 from the Sealy’s equity investments for the three months ended June 30, 2009.

Depreciation and interest expenses related to our operating properties remained relatively constant with the comparable prior year period.

Loan Assets and Loan Securities

	2009	2008

Interest	$829	$322
Equity in loss of preferred equity investment	(3,209)	(912)
Equity in loss of Lex-Win Concord	(81,554)	(20,933)
Provision for loss on loans receivable	(1,724)	-
Unrealized loss on available for sale loans	(203)	-
Operating loss	(85,861)	(21,523)

Interest expense	-	-
Net loss	$(85,861)	$(21,523)

The decrease in operating income from loan assets and loan securities for the comparable periods was due primarily to:

•	a $60,621,000 increase in equity in loss from Lex-Win Concord due primarily to:
-	a $27,505,000 impairment loss on real estate debt investments held for sale at Concord;
-	a $38,992,000 increase in provision for loss contingencies on real estate debt investments at Concord;
-	a $16,520,000 realized loss on sale of investments held for sale at Concord;
-	a $9,600,000 collateral support agreement obligation recorded in June 2009; and
-	a $42,764,000 decrease in impairment loss on available for sale securities at Concord.

The Trust’s allocable share of the loss from Concord was $49,884,000 for the three months ended June 30, 2009 which represents an increase of $28,951,000 over the loss allocated for the three months ended June 30, 2008.  In addition, we recorded a $31,670,000 other-than-temporary impairment loss in 2009 on our equity investment in Lex-Win Concord.

•	a $2,297,000 decrease in equity in earnings from our preferred equity investment, Marc Realty, primarily due to:
-	a $2,664,000 loss from the transfer of our interest in three of the properties in the Marc Realty portfolio in May 2009;
-	a $209,000 decrease in earnings as a result of having a lower investment balance in 2009;
-
a $186,000 increase in other-than-temporary impairments.  The Trust recognized $2,186,000 of other-than-temporary impairments on four of our mezzanine loans during the three months ended June 30, 2009 compared with a $2,000,000 other-than-temporary impairment recognized on one mezzanine loan during the same period in 2008; and

-	offset by a $762,000 increase in gains on sale of real estate; and
•	a $1,724,000 provision for loss on loans receivable related to seven properties in our Marc Realty portfolio.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

REIT Securities
	2009	2008

Interest and dividends	$1,385	$28
Gain on sale of securities	2,685	-
Impairment loss on available for sale securities	-	(107)
Unrealized gain on securities carried at fair value	12,580	-
Equity in loss of Lex-Win Acquisition, LLC	-	(1,035)
Operating income (loss)	16,650	(1,114)

Interest expense	-	-
Net income (loss)	$16,650	$(1,114)
The increase in operating income from REIT securities for the comparable periods was due primarily to:

•	a $12,580,000 unrealized gain on securities carried at fair value as a result of a recovery in market value during the three months ended June 30, 2009;
•	a $2,685,000 gain on sale of securities; and
•
an increase of $1,357,000 in dividend income due primarily to interest and dividends received in 2009 on our REIT investment portfolio as the result of the increased investment in REIT securities for the three months ended June 30, 2009.

Corporate

	2009	2008

Interest income	$42	$436
General and administrative	(1,878)	(1,482)
Interest expense	(830)	(1,807)
State and local taxes	(147)	(98)
Operating loss	$(2,813)	$(2,951)

The increase in corporate operations for the comparable periods was due primarily to:

•
a $977,000 decrease in corporate interest expense due primarily to lower aggregate payments in 2009 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2009;

•	a $396,000 increase in general and administrative expenses due primarily to a $374,000 increase in professional fees; and
•
a $394,000 decrease in corporate interest income earned on our cash and cash equivalents due primarily to lower yields on U.S. Treasury securities and other depository accounts during the three months of 2009 versus 2008.

State income taxes were $147,000 and $98,000 for the three months ended June 30, 2009 and 2008, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Off-Balance Sheet Investments

We have two significant off-balance sheet investments – our Marc Realty and Lex-Win Concord investment platforms.   Marc Realty is discussed at Item 1. Financial Statements - Note 7 and Lex-Win Concord is discussed at Item 1. Financial Statements - Note 8.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Standards

See Item 1. Financial Statements – Note 2.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

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

Our liabilities include both fixed and variable rate debt.  As discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, we seek to limit our risk to interest rate fluctuations through match financing on our loan assets and loan securities as well as through hedging transactions.  In this regard, we entered into the following agreements:

•
An interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80%.  We made a $40,000,000 prepayment on KeyBank’s floating rate debt during the second quarter of 2007. As a result, we settled a portion of the existing interest rate swap with a notional amount of $14,000,000 for $366,000, resulting in an unrealized gain which will be amortized to income over the remaining life of the swap.  The outstanding balance at June 30, 2009 on this loan is approximately $24,372,000.

•
Effective June 24, 2009, we entered into an interest rate swap agreement, with a notional amount of $23,000,000, which will commence January 1, 2010 at the expiration of the existing swap and will cover the balance of the terms through current maturity on the KeyBank loan which is collateralized by various properties.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at June 30, 2009 (in thousands):

	Change in LIBOR(2)
	-0.32%	1%	2%	3%

Change in consolidated interest expense	$(63)	$198	$396	$595
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(653)	2,039	4,078	6,116
Non-controlling interests share	-	-	-	-
(Increase) decrease in net income	$(716)	$2,237	$4,474	$6,711

(1)	Represents our pro-rata share of a change in interest expense in our equity investment – Concord.
(2)	The one month LIBOR rate at June 30, 2009 was 0.32%.

We believe that due to our significant investment in a non-consolidated entity (Concord), the presentation of our pro-rata share of a change in interest expense from this entity is important to fully understand our exposure to fluctuations in interest rates.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.  In addition, as of June 30, 2009 our pro-rata share of Lex-Win Concord’s variable rate loan assets and loan securities with a face value aggregating $384,791,000 partially mitigate our exposure to change in interest rates.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

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

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2009, the Trust held its Annual Meeting of Shareholders for the purpose of:

1.	Electing seven Trustees to our Board of Trustees to serve for a term of one year and until their respective successors shall be elected and shall qualify;

2.	Amending Section 1.3 of the Declaration of Trust to clarify the purpose of the Trust;

3.	Amending Section 3.3 of the Declaration of Trust to modify the indemnification rights of Trustees, officers, employees and agents of the Trust;

4.	Amending Section 4.1 of the Declaration of Trust to more clearly set forth the rights of the Trust to issue shares of beneficial interest;

5.	Amending Section 7.1 of the Declaration of Trust to modify the timing of the Trust’s annual meeting and permit additional persons to call special meetings of holders of beneficial interests;

6.	Amending Article VIII of the Declaration of Trust to modify, among other things, the voting requirement for election of Trustees;

7.	Amending Section 10.1 of the Declaration of Trust to permit certain amendments to the Declaration of Trust to be made without the consent of holders of beneficial interests;

8.	Amending Article XI of the Declaration of Trust to correct inconsistencies set forth therein and to clarify the rights of the Trust;

9.	Ratifying the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2009 fiscal year;

The following persons were elected as Trustees by the following vote:

Trustee	Shares Voted For	Shares Voted Against

Michael L. Ashner	14,715,123	391,987
Arthur Blasberg, Jr.	14,943,561	163,549
Howard Goldberg	14,876,622	230,488
Thomas F. McWilliams	14,928,769	178,341
Lee Seidler	14,963,058	144,052
Carolyn Tiffany	14,967,811	139,299
Steven Zalkind	14,948,140	158,970

With respect to the proposals to amend provisions of the Declaration of Trust, shareholders approved each such proposal by the following vote:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstaining

Amend Section 1.3	11,661,205	48,072	10,564
Amend Section 3.3	11,613,494	87,819	18,526
Amend Section 4.1	8,066,143	3,619,815	33,882
Amend Section 7.1	11,621,921	83,081	14,839
Amend Article VIII	11,548,423	154,952	16,466
Amend Section 10.1	8,123,881	3,575,614	20,344
Amend Article XI	11,582,513	124,904	12,424

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

Shareholders ratified PricewaterhouseCoopers LLP as the Trust’s independent registered public accounting firm for 2009 by the following vote:

Shares Voted For	Shares Voted Against	Shares Abstaining

15,055,375	28,101	23,637

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: August 10, 2009	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: August 10, 2009	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009	*

3.2	Bylaws of the Trust as restated on November 8, 2005 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed November 10, 2005.	-

3.3	Amendment to Bylaws adopted January 10, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed January 16, 2007	-

3.4	Amendment to Bylaws adopted February 27, 2007 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed March 2, 2007	-

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008	-

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust - Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	-

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	-

4.5	Amendment No. 1 to Series B-1 Certificate of Designations - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	-

10.1	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002 - Incorporated by reference to Exhibit 10.Q to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002.	-

10.2	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.3	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008	-

10.4	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.5	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

10.7	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 23, 2004.	-

10.8	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.11 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.9	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 23, 2004.	-

10.10	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 23, 2004.	-

10.11	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 23, 2004.	-

10.12	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 23, 2004.	-

10.13	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005	-

10.14	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P.	*

10.15	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation - Incorporated by reference to Exhibit 10 to the Trust’s Form 8-K filed February 18, 2005.	-

10.16	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	-

10.17	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	-

10.18	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	-

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2009

10.19	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	-

10.20	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	-

10.21	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 10, 2005.	-

10.22	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 21, 2005.	-

10.23	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 21, 2005.	-

10.24	Second Amendment to Loan Agreement, dated as of December 16, 2008- Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 22, 2008.	-

10.25	Third Amendment to Loan Agreement, dated as of December 16, 2008- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 22, 2008	-

10.26	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	-

10.27	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.28	Second Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated August 2, 2008, between Lex-Win Concord LLC and Inland American (Concord) Sub LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed August 4, 2008	-

10.29	Limited Liability Company Agreement of Lex-Win Concord LLC, dated August 2, 2008, among WRT Realty L.P., The Lexington Master Limited Partnership and WRP Sub-management LLC - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed August 4, 2008	-

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith