Form 10-Q
period 2009-09-30
Winthrop Realty Trust
filed 2009-11-09
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2009
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

As of November 1, 2009 there were 15,924,702 Common Shares of Beneficial Interest outstanding.

INDEX

Item 1. Financial Information

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2009

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
		(as adjusted)
ASSETS

Investments in real estate, at cost
Land	$21,344	$21,344
Buildings and improvements	247,129	246,362
	268,473	267,706
Less - accumulated depreciation	(30,521)	(25,901)
Investments in real estate, net	237,952	241,805

Cash and cash equivalents	35,147	59,238
Restricted cash held in escrows	8,745	14,353
Loans receivable, net of allowances of $1,341 and $2,445, respectively	9,570	22,876
Accounts receivable, net of allowances of $152 and $225, respectively	13,505	14,028
Securities carried at fair value	61,486	36,516
Available for sale securities, net	205	184
Preferred equity investments	4,094	50,624
Equity investments	76,214	92,202
Lease intangibles, net	23,701	25,929
Deferred financing costs, net	2,037	3,218
Deposit for purchase of Series B-1 Preferred Shares	-	17,081
Other assets	-	40
TOTAL ASSETS	$472,656	$578,094

LIABILITIES

Mortgage loans payable	$225,454	$229,737
Series B-1 Cumulative Convertible Redeemable Preferred Shares,
$25 per share liquidation preference; 1,396,000 and 2,413,105 shares authorized and outstanding at September 30, 2009 and
December 31, 2008, respectively	34,900	60,328
Note payable	-	9,800
Accounts payable and accrued liabilities	8,110	8,596
Dividends payable	3,965	5,934
Deferred income	53	795
Below market lease intangibles, net	3,034	3,696
TOTAL LIABILITIES	275,516	318,886

COMMITMENTS AND CONTINGENCIES

EQUITY

Winthrop Realty Trust Shareholders' Equity:

Common Shares, $1 par, unlimited shares authorized; 15,861,231 and 15,754,495 outstanding at September 30, 2009 and
December 31, 2008, respectively	15,861	15,754

Additional paid-in capital	461,896	460,956

Accumulated distributions in excess of net income	(291,984)	(213,284)

Accumulated other comprehensive loss	(222)	(15,176)

Total Winthrop Realty Trust Shareholders' Equity	185,551	248,250

Non-controlling interests	11,589	10,958

Total Equity	197,140	259,208

TOTAL LIABILITIES AND EQUITY	$472,656	$578,094

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue
Rents and reimbursements	$10,642	$10,873	$32,074	$32,533
Interest and dividends	2,496	379	6,462	1,262
	13,138	11,252	38,536	33,795

Expenses
Property operating	2,158	1,848	5,981	5,517
Real estate taxes	704	766	2,059	2,180
Depreciation and amortization	2,695	2,980	8,276	8,948
Interest	4,297	5,929	13,128	17,227
Impairment loss on available for sale securities	-	-	-	207
Provision for loss on loan receivable	-	-	2,152	-
General and administrative	1,825	1,566	5,149	5,119
State and local taxes	14	13	211	235
	11,693	13,102	36,956	39,433
Other income
Earnings (loss) from preferred equity investments	86	1,100	(2,108)	2,518
Earnings (loss) from equity investments	211	2,323	(100,201)	(16,198)
Gain on sale of available for sale securities	-	-	-	2,029
Gain on sale of securities carried at fair value	676	-	3,274	-
Gain on sale of mortgage-backed securities
available for sale	-	-	-	454
Gain on sale of other assets	-	24	-	24
Unrealized gain on securities carried at fair value	12,578	-	14,010	-
Impairment loss on real estate loan available for sale	-	-	(203)	-
Gain on early extinguishment of debt	445	-	5,682	-
Interest income	31	761	145	1,425
	14,027	4,208	(79,401)	(9,748)
Consolidated income (loss) from continuing operations	15,472	2,358	(77,821)	(15,386)

Income from discontinued operations	-	49	-	134
Consolidated net income (loss)	15,472	2,407	(77,821)	(15,252)

Income attributable to non-controlling interests	(315)	(178)	(651)	(264)
Net income (loss) attributable to Winthrop Realty Trust	$15,157	$2,229	$(78,472)	$(15,516)

Comprehensive income (loss)
Net income (loss)	$15,472	$2,407	$(77,821)	$(15,252)
Change in unrealized gain (loss) on available for sale
securities arising during the period	10	16	21	2,128
Change in unrealized gain on mortgage-backed securities
available for sale arising during the period	-	-	-	190
Change in unrealized gain (loss) on interest rate derivatives
arising during the period	141	41	406	(209)
Change in unrealized gain (loss) from equity investments	-	(820)	26,174	3,465
Less reclassification adjustment from gains included
in net income	-	-	-	(2,483)

Comprehensive income (loss)	$15,623	$1,644	$(51,220)	$(12,161)

Per Common Share data - Basic
Income (loss) from continuing operations attributable to
Winthrop Realty Trust	$0.90	$0.14	$(4.96)	$(1.07)
Income from discontinued operations attributable to
Winthrop Realty Trust	-	-	-	0.01
Net income (loss) attributable to Winthrop Realty Trust	$0.90	$0.14	$(4.96)	$(1.06)

Per Common Share data - Diluted
Income (loss) from continuing operations attributable to
Winthrop Realty Trust	$0.90	$0.14	$(4.96)	$(1.07)
Income from discontinued operations attributable to
Winthrop Realty Trust	-	-	-	0.01
Net income (loss) attributable to Winthrop Realty Trust	$0.90	$0.14	$(4.96)	$(1.06)

Basic Weighted-Average Common Shares	15,855	15,717	15,828	14,570
Diluted Weighted-Average Common Shares	15,855	15,725	15,828	14,570

Amounts attributable to Winthrop Realty
Trust Common Shareholders
Income (loss) from continuing operations	$14,318	$2,180	$(78,472)	$(15,650)
Income from discontinued operations	-	49	-	134
Net income (loss)	$14,318	$2,229	$(78,472)	$(15,516)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2009

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In thousands)

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total

Balance, December 31, 2008	15,754	$15,754	$460,956	$(213,284)	$(15,176)	$10,958	$259,208

Net loss attributable to Winthrop Realty Trust	-	-	-	(78,472)	-	-	(78,472)
Cumulative effect, change in accounting principle	-	-	-	11,647	(11,647)	-	-
Net income attributable to non-controlling interests	-	-	-	-	-	651	651
Distributions to non-controlling interests	-	-	-	-	-	(743)	(743)
Contributions from non-controlling interests	-	-	-	-	-	723	723
Dividends paid or accrued on Common Shares
of Beneficial Interest ($0.75 per share)	-	-	-	(11,875)	-	-	(11,875)
Change in unrealized gain on available for sale
securities, net of reclassification adjustment
for amounts included in net income	-	-	-	-	21	-	21
Change in unrealized loss on interest rate
derivatives	-	-	-	-	406	-	406
Change in unrealized loss from equity
investments	-	-	-	-	26,174	-	26,174
Stock issued pursuant to dividend reinvestment
plan	107	107	940	-	-	-	1,047

Balance, September 30, 2009	15,861	$15,861	$461,896	$(291,984)	$(222)	$11,589	$197,140

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income	Interests	Total

Balance, December 31, 2007	66,292	$66,292	$358,145	$(124,553)	$(8,090)	$9,978	$301,772

Net loss attributable to Winthrop Realty Trust	-	-	-	(15,516)	-	-	(15,516)
Net income attributable to non-controlling interests	-	-	-	-	-	264	264
Distributions to non-controlling interests	-	-	-	-	-	(9)	(9)
Contributions from non-controlling interests	-	-	-	-	-	600	600
Dividends paid or accrued on Common Shares
of Beneficial Interest ($0.195 per share)	-	-	-	(14,621)	-	-	(14,621)
Change in unrealized gain on available for sale
securities, net of reclassification adjustment
for amounts included in net income	-	-	-	-	99	-	99
Change in unrealized gain on mortgage-backed
securities held for sale, net of reclassification
adjustment for amounts included in net income	-	-	-	-	(264)	-	(264)
Change in unrealized loss on interest rate
derivatives	-	-	-	-	(209)	-	(209)
Change in unrealized loss from equity
investments	-	-	-	-	3,465	-	3,465
Stock issued pursuant to dividend reinvestment
plan	818	818	2,600	-	-	-	3,418
Conversion of Series B-1 Preferred Shares to
Common Shares	2,705	2,705	9,064	-	-	-	11,769
Issuance of Common Shares through rights offering	8,845	8,845	28,056	-	-	-	36,901

Balance, September 30, 2008	78,660	$78,660	$397,865	$(154,690)	$(4,999)	$10,833	$327,669

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(77,821)	$(15,252)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization (including amortization of deferred
financing costs)	5,562	6,077
Amortization of lease intangibles	3,647	4,172
Straight-lining of rental income	(514)	(624)
Losses (earnings) of preferred equity investments	2,843	(1,602)
Distributions from preferred equity investments	2,291	3,702
Losses of equity investments	100,201	16,198
Distributions from equity investments	1,596	6,588
Restricted cash held in escrows	(1,009)	549
Gain on sale of mortgage-backed securities available for sale	-	(454)
Gain on sale of securities carried at fair value	(3,274)	-
Gain on sale of available for sale securities	-	(2,029)
Unrealized gain on securities carried at fair value	(14,010)	-
Impairment loss on real estate loan available for sale	203	-
Gain on early extinguishment of debt	(5,682)	-
Impairment loss	-	207
Provision for loss on loan receivable	2,152	-
Bad debt recovery	(73)	(55)
Tenant leasing costs	(2,081)	-
Net change in interest receivable	(171)	(50)
Net change in loan discount accretion	(406)	-
Net change in accounts receivable	1,110	10,399
Net change in accounts payable and accrued liabilities	(653)	(2,968)

Net cash provided by operating activities	13,911	24,858

Cash flows from investing activities
Investments in real estate	(1,301)	(2,784)
Proceeds from repayments of mortgage-backed securities available for sale	-	78,318
Return of equity on equity investments	-	19,041
Investment in equity investments	(2,007)	(14,093)
Investment in preferred equity investments	-	(4,973)
Investment in real estate loan available for sale	(35,000)	-
Proceeds from sale of real estate loan available for sale	34,797	-
Proceeds from preferred equity investments	60	21,273
Purchase of securities carried at fair value	(30,552)	-
Purchase of available for sale securities	-	(5,055)
Proceeds from sale of securities carried at fair value	22,866	-
Proceeds from sale of available for sale securities	-	57,699
Decrease (increase) in restricted cash held in escrows	2,647	(619)
Issuance and acquisition of loans receivable	(15,501)	(6,928)
Collection of loans receivable	10,980	2,635

Net cash (used in) provided by investing activities	(13,011)	144,514

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - SEPTEMBER 30, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued from previous page)

	For the Nine Months Ended
	September 30,
	2009	2008

Cash flows from financing activities
Repayment of borrowings under repurchase agreements	$-	$(75,175)
Proceeds from loan payable	19,818	-
Payment of loan payable	(19,818)	-
Proceeds from revolving line of credit	35,000	70,000
Payment of revolving line of credit	(35,000)	-
Proceeds from mortgage loans payable	49	742
Restricted cash held in escrows	3,970	(32,996)
Principal payments of mortgage loans payable	(4,332)	(3,959)
Payments of note payable	(9,800)	-
Deferred financing costs	(61)	(24)
Dividends paid on Common Shares	(13,844)	(25,750)
Redemption of Series B-1 Preferred Shares	(2,000)	-
Issuance of Common Shares under dividend reinvestment plan	1,047	3,418
Issuance of Common Shares through rights offering	-	36,901
Contribution from non-controlling interest	723	600
Distribution to non-controlling interest	(743)	(9)

Net cash used in financing activities	(24,991)	(26,252)

Net increase (decrease) in cash and cash equivalents	(24,091)	143,120
Cash and cash equivalents at beginning of period	59,238	36,654
Cash and cash equivalents at end of period	$35,147	$179,774

Supplemental Disclosure of Cash Flow Information

Interest paid	$12,624	$20,040

Taxes paid	$124	$115

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Dividends accrued on Common Shares	$3,965	$5,113

Capital expenditures accrued	$190	$394

Conversion of Series B-1 Preferred Shares into Common Shares	$-	$11,769

Redemption of Series B-1 Preferred Shares	$(17,081)	$-

Deposit on redemption of Series B-1 Preferred Shares	$17,081	$-

Transfer of preferred equity investments to equity method investments	$(41,823)	$-

Transfer of loans to equity method investments	$(15,805)	$-

Transfer to equity method investments from loans and preferred equity investments	$57,628	$-

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Winthrop Realty Trust (the “REIT” or the “Trust”) is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on May 21, 2009, which has as its stated principal business activity the ownership and management of, and lending to, real property and real estate related assets.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.  In the opinion of management, all adjustments considered necessary for fair statements have been included, which adjustments were normal recurring adjustments.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

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

FASB Launches New Accounting Standards Codification

In June 2009 the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities effective for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification have become non-authoritative.

Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

GAAP is not intended to be changed as a result of the FASB's Codification, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies.  The Trust has adopted the Codification in this quarterly report by using plain English to describe FASB broad topic references.

Reverse Stock Split

In November 2008 the Trust effected a 1-for-5 reverse stock split (the "Reverse Split") of its Common Shares of Beneficial Interest (“Common Shares”) pursuant to which each five Common Shares issued and outstanding as of the close of the market on November 28, 2008 were automatically combined into one Common Share, subject to the elimination of fractional shares.  All references to Common Shares outstanding, per Common Share amounts and stock option data have been revised to reflect the effect of the Reverse Split for all periods presented.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year’s presentation.  Discontinued operations for the three and nine month periods ended September 30, 2008 include the Trust’s property in Biloxi, Mississippi.  Also during the three and nine month periods ended September 30, 2008, the Trust placed its St. Louis, Missouri property back into continuing operations.

Retrospective Adjustments Related to Non-Controlling Interests

Effective January 1, 2009, the Trust adopted the provisions of a newly issued accounting standard for non-controlling interests which establishes and expands accounting and reporting standards for entities that have outstanding minority interests.  They are now characterized as non-controlling interests in a subsidiary. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure in the consolidated statements of operations and comprehensive income of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  Previously, net income attributable to the non-controlling interest was reported as an expense in determining consolidated net income.  The adoption of this new accounting standard resulted in (i) the reclassification of minority interests in consolidated subsidiaries to non-controlling interests in consolidated subsidiaries, a component of permanent equity on the Trust’s consolidated balance sheets, (ii) the reclassification of minority interest expense to net income attributable to non-controlling interests on the Trust’s consolidated statements of operations and comprehensive income, and (iii) additional disclosures, including consolidated statements of changes in equity.

As part of the adoption of this standard, the consolidated financial statements reflect certain reclassifications of prior period amounts. The revisions had no impact on previously reported net income attributable to Common Shares or basic and diluted earnings per Common Share.

Variable Interest Entities

The Trust has evaluated its investments to determine whether they constitute a variable interest in a variable interest entity (“VIE”).  The FASB’s accounting guidance on consolidations requires a VIE to be consolidated by its primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

In December 2008 the Trust adopted the new FASB accounting guidance for disclosure requirements for the consolidation of VIEs. Among other things these new standards require enhanced disclosure with respect to variable interest entities to provide users of financial statements with an understanding of the significant judgments and assumptions made by the Trust in its determination of whether it must consolidate variable interest entities.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

The Trust determines basic earnings per share on the weighted average number of Common Shares outstanding during the period and reflects the impact of participating securities.  The holders of the Series B-1 Cumulative Convertible Redeemable Preferred Shares (“Series B-1 Preferred Shares”) are entitled to receive cumulative preferential dividends on a quarterly basis equal to the greater of (i) $0.40625 per share quarterly (6.5% of the liquidation preference on an annualized basis) or (ii) cash dividends payable on the number of Common Shares into which the Series B-1 Preferred Shares are convertible.  The Trust computes diluted earnings per share based on the weighted average number of Common Shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Basic
Income (loss) from continuing operations attributable to Winthrop Realty Trust	$15,157	$2,180	$(78,472)	$(15,650)
Allocation of undistributed earnings to Series B-1 Preferred Shares	(839)	-	-	-
Income from discontinued operations attributable to Winthrop Realty Trust	-	49	-	134
Net income (loss) attributable to Winthrop Realty Trust applicable to Common Shares for earnings per share purposes	$14,318	$2,229	$(78,472)	$(15,516)

Basic weighted-average Common Shares	15,855	15,717	15,828	14,570

Income (loss) from continuing operations attributable to Winthrop Realty Trust	$0.90	$0.14	$(4.96)	$(1.07)

Income from discontinued operations attributable to Winthrop Realty Trust	-	-	-	0.01
Net income (loss) attributable to Winthrop Realty Trust per Common Share	$0.90	$0.14	$(4.96)	$(1.06)

Diluted
Income (loss) from continuing operations attributable to Winthrop Realty Trust	$15,157	$2,180	$(78,472)	$(15,650)
Allocation of undistributed earnings to Series B-1 Preferred Shares	(839)	-	-	-
Income from discontinued operations attributable to Winthrop Realty Trust	-	49	-	134
Net income (loss) attributable to Winthrop Realty Trust applicable to Common Shares for earnings per share purposes	$14,318	$2,229	$(78,472)	$(15,516)

Basic weighted-average Common Shares	15,855	15,717	15,828	14,570
Series B-1 Preferred Shares (1)	-	-	-	-
Stock options (2)	-	8	-	-
Diluted weighted-average Common Shares	15,855	15,725	15,828	14,570

Income (loss) from continuing operations attributable to Winthrop Realty Trust	$0.90	$0.14	$(4.96)	$(1.07)
Income from discontinued operations attributable to Winthrop Realty Trust	-	-	-	0.01
Net income (loss) attributable to Winthrop Realty Trust per Common Share	$0.90	$0.14	$(4.96)	$(1.06)

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)
The Trust’s Series B-1 Preferred Shares were anti-dilutive for the three and nine months ended September 30, 2009 and 2008 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)
The Trust’s outstanding stock options were anti-dilutive for the three and nine months ended September 30, 2009 and for the nine months ended September 30, 2008 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per Common Share for those periods.

Recently Issued Accounting Standards

In August 2009 the FASB updated guidance on fair value measurements which clarifies how entities should estimate the fair value of liabilities. The accounting standards update was issued to improve the consistency of how entities apply the fair value guidance to liabilities and reintroduces the concept of entry value into the determination of fair value.  Entry value is the amount an entity would receive to enter into an identical liability.  Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  The update was effective for the Trust for the quarter ended September 30, 2009. The Trust has adopted this standard which did not have a material impact on its consolidated financial statements.

In June 2009 the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE and requires a continuous reassessment of whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment will be effective for the Trust beginning in fiscal 2010. The Trust is evaluating the impact of this amendment on its consolidated financial statements.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In June 2009 the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with the assets.  In addition, this amendment changes the criteria for the transfer of a financial asset and eliminates the concept of a qualifying special-purpose entity. This amendment will be effective for the Trust beginning in fiscal 2010. The Trust is evaluating the impact of this amendment on its consolidated financial statements.

 In April 2009 the FASB amended the accounting guidance for business combinations as it related to acquired contingencies. The new rules apply to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. The guidance states that the acquirer will recognize such an asset or liability if the acquisition date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with accounting standards for loss contingencies, are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This amendment was effective for all business acquisitions of the Trust occurring on or after January 1, 2009. The Trust has adopted the new provisions under business combinations which did not have a material impact on its consolidated financial statements.

In April 2009 the FASB amended existing guidance on investments in debt and equity securities related to determining whether an impairment for investments in debt securities is other-than-temporary. It requires a more detailed, risk-oriented breakdown of major security types and related information. In addition, the new guidance expands required disclosures and increases the frequency of certain disclosures by requiring interim rather than annual reporting (such as the aging of securities with unrealized losses). This guidance also requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.  The new rules require that the difference between the security’s amortized cost basis and fair value on debt securities that the Trust intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized costs basis be recognized in the Trust’s consolidated statement of income.  For available for sale and held to maturity debt securities that the Trust has no intent to sell and believes that it will not more-likely-than-not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on the Trust’s cash flow projections utilizing its base assumptions.  The new requirements were effective for the Trust for the quarter ended June 30, 2009. The cumulative effect of the adoption of this new accounting standard included an increase in the opening balance of accumulated distributions in excess of net income at April 1, 2009 of $11,647,000 and corresponding adjustment to accumulated other comprehensive loss primarily as a result of the Trust’s investment in Lex-Win Concord LLC.

In April 2009 the FASB expanded the guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. The new rules emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same – that is, the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Accordingly, this new guidance does not apply to quoted prices for an identical asset or liability in an active market (that is, a Level 1 input – See Note 3, “Fair Value Measurement”). The new requirements were effective for the Trust for the quarter ended June 30, 2009. The Trust has adopted this standard which did not have a material impact on its consolidated financial statements.

In April 2009 the FASB amended guidance related to reporting disclosures for financial instruments. This guidance requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously done annually. The new requirements were effective for the Trust for the quarter ended June 30, 2009 and do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this amendment requires comparative disclosures only for periods ending after initial adoption.  The Trust has adopted this new guidance which did not have a material impact on its consolidated financial statements.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In November 2008 the FASB issued guidance related to equity method investments which generally continues existing practices including the use of a cost-accumulation approach to initial measurement of the investment but the new rules do not require the investor to perform a separate impairment test on the underlying assets of an equity method investment.  However, an equity method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor.  The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with existing standards.  The new requirements were effective for the Trust for the quarter ended March 31, 2009.  The Trust has adopted the new guidance which did not have a material impact on its consolidated financial statements.

In June 2008 the FASB issued new guidance on derivatives related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This new guidance specifies that if a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in shareholder’s equity in the statement of financial position, it would not be considered a derivative financial instrument.  This new guidance was effective for the Trust for the quarter ended March 31, 2009.  The Trust has adopted this new guidance which did not have a material impact on its consolidated financial statements.

3.	Fair Value Measurement

Cash equivalents, derivative financial instruments, available for sale securities and securities carried at fair value are reported at fair value.  The accounting standards emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Level 1 securities include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics, which would generally be classified within Level 2 of the valuation hierarchy.  Examples of such instruments include certain derivative financial instruments. In cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include, for example, residual interests in securitizations and other less liquid securities.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In October 2008 the Trust adopted an amendment to the guidance for fair value measurements which provides clarification that determination of fair value in an inactive market depends on facts and circumstances and may require the use of significant judgment to determine whether certain individual transactions are forced liquidations or distressed sales. In cases where the volume and level of trading activity for an asset has declined substantially, the available prices vary significantly over time or among market participants, or the prices are not current, observable inputs might not be relevant and could require material adjustment. In addition, the amended guidance also clarifies that broker or pricing service quotes may be appropriate inputs when measuring fair value, but are not necessarily determinative if an active market does not exist for the financial asset. Regardless of the valuation techniques used, the accounting rules require that an entity include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. The Trust has always considered nonperformance and liquidity risks in its analysis of loans and collateral underlying its securities and the adoption of this new guidance did not have a material impact on its consolidated financial statements.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Recurring Measurements

Cash and Cash Equivalents

The Trust’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments that are valued based on quoted market prices in active markets include most U.S. government treasury bills with original maturities of less than 90 days and money market securities acquired through overnight sweeps.

Available for Sale Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. At September 30, 2009 all of the Trust’s available for sale securities are classified within Level 1 of the valuation hierarchy.

Securities Carried at Fair Value

At September 30, 2009 all but one of the Trust’s securities carried at fair value are classified within Level 1 of the fair value hierarchy.  One of the securities is not actively traded and is classified within Level 3 of the fair value hierarchy.

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

To comply with the accounting provisions of fair value measurements, the Trust incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Trust has considered the impact of netting as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust has determined that the derivative valuations in their entirety should be classified in Level 2 of the fair value hierarchy.

The table below presents the Trust’s assets and liabilities as of September 30, 2009, measured at fair value, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Cash and cash equivalents	$35,147	$-	$-	$35,147
Available for sale securities	205	-	-	205
Securities carried at fair value	60,869	-	617	61,486
	$96,221	$-	$617	$96,838
Liabilities
Derivative liabilities	$-	$247	$-	$247

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Cash and cash equivalents	$59,238	$-	$-	$59,238
Available for sale securities	184	-	-	184
Securities carried at fair value	36,516	-	-	36,516
	$95,938	$-	$-	$95,938
Liabilities
Derivative liabilities	$-	$765	$-	$765

The table below includes a roll forward of the balance sheet amounts from January 1, 2009 to September 30, 2009, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy.  When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Nine Months Ended September 30, 2009	Securities Carried at Fair Value
(in thousands)

Fair value, January 1, 2009	$-
Purchases, issuances and settlements , net	617
Transfers in/and or out of Level 3	-
Fair value, September 30, 2009	$617

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Recurring Measurements

Preferred Equity and Equity Investments

The valuation of preferred equity and equity investments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates.  The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions.  The significant assumptions used in this analysis include the discount rate used in the income capitalization valuation and interest rate volatility.  The Trust has determined that the significant inputs used to value its equity investment in Lex-Win Concord LLC fall within Level 3.  The Trust recognized valuation adjustments of $31,670,000 on this asset during the nine months ended September 30, 2009. The Trust has determined that the significant inputs used to value certain of its preferred equity investments fall within Level 3.  The Trust recorded valuation adjustments of $2,186,000 on three preferred equity investments as of June 30, 2009.  Due to the restructuring of our investment in the Marc Realty properties, these preferred equity investments were reclassified as equity investments as of July 1, 2009.  All of the Trust’s remaining equity investments are carried at cost which is equal to or lower than their current fair value at September 30, 2009.  There were no valuation adjustments made during the three months ended September 30, 2009.

The table below presents as of December 31, 2008 the Trust’s assets and liabilities measured at fair value as events dictate, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Equity investments	$-	$-	$73,061	$73,061
Preferred equity investments	-	-	-	-
	$-	$-	$73,061	$73,061

Fair Value Option

The current accounting guidance for fair value measurement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings on a quarterly basis based on the then market price regardless of whether such assets or liabilities have been disposed of at such time.  The fair value option guidance permits the fair value option election on an instrument by instrument basis of an asset or liability when initially recorded or upon an event that gives rise to a new basis of accounting for that instrument.  The Trust elected the fair value option for all securities acquired subsequent to September 30, 2008.

For the three and nine months ended September 30, 2009, the Trust recognized a net unrealized gain of $12,578,000 and $14,010,000, respectively, as a result of the change in fair value of the securities for which the fair value option was elected, which is recorded as an unrealized gain in the Trust’s statement of operations.  Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents the Trust's financial assets for which the fair value option was elected (in thousands):

Financial instruments, at fair value	September 30, 2009

Assets
Securities carried at fair value:
Senior debentures	$22,035
Preferred shares	21,064
Common shares	18,387
$61,486

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the difference between fair values and the aggregate contractual amounts due (senior debentures) for which the fair value option has been elected (in thousands):

	Fair Value at September 30, 2009	Amount Due Upon Maturity	Difference
Assets
Securities carried at fair value:
Senior debentures	$22,035	$25,191	$3,156

4.	Acquisitions, Loan Originations, Dispositions and Financings

Preferred Stock

In July 2009 the Trust acquired 100,000 Series B-1 Preferred Shares at a discounted price of $2,000,000.  The Trust recorded a gain from the early extinguishment of debt of approximately $445,000, net of unamortized issuance costs of $55,000.  Subsequent to this repurchase, there are 1,396,000 Series B-1 Preferred Shares outstanding.

Acquisitions & Dispositions of REIT Securities

During the three months ended September 30, 2009 the Trust received, as a dividend payment from one of its investments in the form of additional common shares valued at approximately $663,000 at the date of issuance.

During the three months ended September 30, 2009 the Trust sold senior debentures with an original cost basis of $2,905,000 and a fair value as reported on the balance sheet on June 30, 2009 of $3,753,000 and received net proceeds of approximately $3,783,000.  In addition, during the three months ended September 30, 2009, the Trust sold preferred shares with an original cost basis of $181,000 and a fair value as reported on the balance sheet on June 30, 2009 of $397,000, for net proceeds of approximately $431,000.  Also during the period, the Trust sold common shares with an original cost basis of $1,245,000 and a fair value as reported on the balance sheet on June 30, 2009 of $1,281,000 for net proceeds of approximately $1,893,000.  For the three and nine months ended September 30, 2009, the Trust recognized a net gain on the sale of these securities of approximately $676,000 and $3,274,000, respectively, exclusive of any interest or dividends earned.

Real Estate Loan Acquisitions

On June 1, 2009, the Trust acquired from Concord Debt Holdings LLC, for $38,500,000, a $73,796,000 first mortgage loan collateralized by a 19 story, 289,000 square foot office building located at 160 Spear Street, San Francisco, California (“160 Spear Street”).  The loan bears interest at a rate of 6.48215%, requires monthly payments of interest only and matures on June 9, 2012, subject to a one-year extension which extension requires the payment of an $850,000 extension fee.  The borrower has the right to prepay the loan at any time for a discounted payoff amount of $50,000,000 plus any additional advances made by the Trust to the borrower.  The Trust has agreed to make additional advances to the borrower in equal quarterly installments of $600,000 over the next two years up to a maximum of $4,800,000.  As of September 30, 2009 no advances have been made by the Trust or requested by the borrower.  The additional advances will bear interest at a rate of 15%, will be collateralized by the property and will be coterminus with the existing loan.

On July 14, 2009, the Trust sold to an unrelated third party a $35,000,000 9.75% A Note at par with respect to the first mortgage loan collateralized by the office building located at 160 Spear Street as discussed above.  The remaining $3,500,000 investment has been recorded as a loan receivable, is carried at cost and has a discounted payoff amount of $15,000,000.  The difference between the discounted payoff amount and the carrying value is accreted into income as interest income over the life of the loan using the effective interest method.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loan Payable

On June 24, 2009, the Trust obtained a margin loan from JP Morgan in the amount of $19,818,000, bearing interest at LIBOR plus 0.5%.  The loan was collateralized by the securities carried at fair value.  The funds were used to pay off borrowings under the Trust’s revolving line of credit with KeyBank, and the balance outstanding at June 30, 2009 was repaid on July 15, 2009 in connection with the sale of the 160 Spear Street A Note.

Preferred Equity Restructuring

During July 2009 the Trust restructured its preferred equity investment in Marc Realty as discussed in Note 7.

Creekwood Apartments

In August 2009 the First District Court of Wyandotte County, Kansas, appointed a receiver to operate and manage the Trust’s apartment complex in Kansas City, Kansas, commonly referred to as Creekwood Apartments.  In October 2009 the First District Court of Wyandotte, Kansas, issued a notice of foreclosure on behalf of the first mortgage holder.  The Trust believes that the outstanding principal balance of the first mortgage approximates the current value of the property and, because the Trust has been unable to obtain replacement financing and because the lender has been unwilling to provide concessions, the Trust has not disputed the foreclosure.  The Trust anticipates the property will be foreclosed in the fourth quarter of 2009.

5.	Loans Receivable

All of the Trust’s loans identified as being impaired are collateral dependent loans and are evaluated for impairment by comparing (i) the fair value of the underlying collateral less costs to sell and (ii) the carrying value of each loan.  Due to the unique nature of each individual property collateralizing the Trust’s loans, the Trust uses the income approach through internally developed valuation models to estimate the fair value of the collateral.  This approach requires the Trust to make significant judgments with respect to discount rates and the timing and amounts of estimated future cash flows which are considered Level 3 inputs in accordance with the accounting guidance of fair value measurements.

The following table summarizes the Trust’s loans receivable at September 30, 2009 and December 31, 2008 (in thousands):

				Carrying Amount (7)
				September 30,	December 31,
Property	Location	Interest Rate	Maturity	2009	2008

Marc Realty properties (1) (2)	Chicago, IL	8.5%	May 2016	$1,508	$17,547
Loan loss allowance				(1,341)	(1,179)
Lex-Win Concord LLC (3)	Various	0.8%	Dec 2009	-	5,000
600 West Jackson LLC (4)	Chicago, IL	6.5%	June 2009	-	1,508
160 Spear	San Francisco, CA	(6)	June 2012	3,899	-
Siete Square (5)	Phoenix, AZ	9.8%	June 2012	5,504	-
Vision Term Loan (8)		15.0%	Dec 2011	-	1,266
Loan loss allowance				-	(1,266)
				$9,570	$22,876

(1)
Represents tenant improvement and capital expenditure loans for properties in the Marc Realty portfolio. Effective July 1, 2009, the tenant improvement and capital expenditure loans to certain properties have been transferred to equity investments in connection with the Marc Realty restructuring (See Note 7).

(2)	Collateralized by a subordinate mortgage or the ownership interests in the property owner.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)	The Trust made an unsecured working capital loan of $5,000 to Lex-Win Concord in December 2008. This amount was repaid in January 2009.
(4)	Represents a second mortgage on the property. The loan was repaid on June 30, 2009.
(5)	Represents first mortgage loan secured by the property.
(6)
The Trust holds a B Note in this loan.  Interest on the B Note equals the difference between (i) interest on the entire outstanding loan principal balance ($73,796 at September 30, 2009) at a rate of 6.48215% per annum less (ii) interest payable on the outstanding principal balance of the A Note ($35,000 at September 30, 2009) at a rate of 9.75% per annum.

(7)
The carrying amount includes accrued interest of $294 and $123 at September 30, 2009 and December 31, 2008, respectively, and accretion of discount of $406 and $0 at September 30, 2009 and December 31, 2008, respectively.

(8)	In April 2009, the Trust wrote off this loan and loan allowance.

During the nine months ended September 30, 2009, the Trust recorded a provision for loan loss of $2,152,000 related to loans on several properties in the Marc Realty portfolio.  In addition, during the nine months ended September 30, 2009, the Trust wrote off $1,793,000, of which $1,258,000 related to the Marc Realty restructuring (see Note 7) and $535,000 of which was previously reserved related to a property in the Marc Realty portfolio which was foreclosed on in May 2009.  There was no provision for loan loss recorded during the three months ended September 30, 2009.

For the three and nine months ended September 30, 2009, the Trust did not recognize any interest income on impaired loans subsequent to the date of their impairment.  Cash payments received on impaired loans were classified as cost recovery.  As of September 30, 2009, the Trust has received $9,000 which was recorded as a cash recovery on impaired loans which had a carrying value of $0 at September 30, 2009.

6.	Securities

Securities Carried at Fair Value

Securities carried at fair value are comprised of senior debentures, preferred shares, and common shares for which the Trust has elected the fair value option.

Securities carried at fair value at September 30, 2009 are summarized in the table below (in thousands):

	Cost	Fair Value

Senior debentures	$16,347	$22,035
Preferred shares	12,598	21,064
Common shares	19,927	18,387
	$48,872	$61,486

For the three and nine months ended September 30, 2009, the Trust recognized an unrealized gain on securities carried at fair value of $12,578,000 and $14,010,000, respectively.

Securities carried at fair value at December 31, 2008 are summarized in the table below (in thousands):

	Cost	Fair Value

Senior debentures	$8,221	$8,631
Preferred shares	7,405	8,352
Common shares	20,866	19,533
	$36,492	$36,516

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Available for Sale Securities

Available for sale securities are comprised of securities for which the Trust has not elected the fair value option.  These securities are accounted for under the applicable guidance related to debt and equity securities.

Available for sale securities at September 30, 2009 are summarized in the table below (in thousands):

	Cost	Fair Value

Preferred shares	$204	$205

For the three and nine months ended September 30, 2009, the Trust recognized an unrealized gain in other comprehensive income of $10,000 and $21,000, respectively.  As of September 30, 2009, there was a cumulative unrealized gain in other comprehensive income of $1 related to these securities.
Available for sale securities at December 31, 2008 are summarized in the table below (in thousands):

	Cost	Fair Value

Preferred shares	$204	$184

For the year ended December 31, 2008, the Trust recognized an unrealized loss in other comprehensive income of $20,000.

During the nine months ended September 30, 2009 and September 30, 2008, securities were sold for total proceeds of approximately $22,866,000 and $57,699,000, respectively.  The Trust recognized a net realized gain of $676,000 and $3,274,000 on the sale of these securities during the three and nine months ended September 30, 2009, respectively.  The Trust recognized a gross realized gain of $0 and $2,029,000 on the sale of these securities during the three and nine months ended September 30, 2008, respectively.  The Trust utilizes the specific identification method for calculating gain or loss on the sale of securities.

7.	Preferred Equity Investments – Marc Realty

During July 2009 the Trust restructured its preferred equity investment with Marc Realty.  Prior to the restructuring, the Trust held loans and equity investments in 20 properties with Marc Realty.  The restructuring did not apply to five of the properties (the “Excluded Properties”) in which the Trust continues to hold preferred equity investments.  The restructuring was applicable to 15 properties, three of which the Trust transferred its interest to Marc Realty effective as of May 1, 2009 (the “Transferred Properties”) and 12 of which have been reclassified from preferred equity investments to equity investments effective July 1, 2009 (the “Included Properties”).

The Excluded Properties

The Excluded Properties consist of five convertible mezzanine loans, together with an equity investment in each mezzanine borrower. The mezzanine loans contain conversion rights, and each loan is collateralized by the applicable borrower's ownership interest in a limited liability company (each a "Property Owner") that in turn owns an office building or complex primarily in the Chicago business district or suburban area.  Each borrower holds a 100% interest in the applicable Property Owner.

Of the five Excluded Properties, four are suburban properties, for which both Marc Realty and the Trust have determined are worth less than the debt, have ceased making debt service payments and expect the lender to foreclose.  The debt on these properties is non-recourse to the Trust.  The Trust fully impaired their investments in these four properties as of June 30, 2009 prior to the restructure. The other Excluded Property is a downtown Chicago property in which the Trust invested in 2007 subsequent to the initial 2005 Marc Realty investment and in which the Trust owns a 70% interest. At September 30, 2009 the remaining preferred equity investments in the Marc Realty portfolio amount to approximately $3,923,000, net of impairments of $5,475,000.

The downtown property investment and three of the four suburban property investments are considered to be VIE’s primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financing.  As a result of the existence of certain provisions in the operating agreements identifying the Trust and Marc Realty as related parties, the Trust determined that Marc Realty, as the primary decision makers and manager of the operating properties, is considered to be most closely aligned with the business and is the primary beneficiary of the VIE’s. The Trust’s preferred equity investment in the fourth suburban property is not considered a VIE.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Transferred Properties

The Trust transferred its interest in three properties as part of the Marc Realty restructuring and recognized a loss of $2,664,000 from preferred equity investments.

The Included Properties

For the Included Properties, which are now classified as equity investments, as described in Note 8, the agreement modified the priority of payments between the Trust and Marc Realty so that all earnings, losses and cash distributions are now effectively pari passu.  The interest rate on our mezzanine loans on the Included Properties has been increased to 9% from 7.65% and the interest rate on the tenant improvement and capital expenditure loans made by the Trust and Marc Realty has been increased to 10% from 8.5% effective July 1, 2009.  The return payable to Marc Realty on their equity investment has also increased to 9% from 7.65%.  The mezzanine loans require monthly payments of interest only and the maturity date for each of the loans has been extended to April 17, 2016.  If cash flow from property operations is not sufficient to pay both the Trust and Marc Realty, then the return payable to both parties will be deferred.

On the Included Properties, the Trust is also entitled to participate on a pari passu basis in cash flow.  The residual proceeds under a capital transaction from the sale or refinancing of the applicable Included Property are to be allocated 55% to Marc Realty and 45% to the Trust, to the extent that such proceeds exceed all of the debt encumbering the property, including a return to the Trust and Marc Realty of their equity plus a 9% return thereon.

Impairment of Investments

As of June 30, 2009, prior to the restructuring, the Trust evaluated it preferred equity investments for impairment and determined that three of its investments were other-than temporarily impaired.  In addition to the impairments recognized on the Excluded Properties and Transferred Properties noted above, the Trust recorded an impairment charge of $1,636,000 related to its investments in these three properties.

Earnings

The Trust recognized earnings from preferred equity investments, exclusive of Participating Interest payments and impairments, of $86,000 and $1,997,000 for the three and nine months ended September 30, 2009, respectively, and $1,117,000 and $3,602,000 for the three and nine months ended September 30, 2008, respectively.  The results for the three months ended September 30, 2009 reflects the effects of the restructuring of the Marc Realty portfolio wherein the results of the Included Properties are no longer classified as preferred equity investments after July 1, 2009.  Earnings from preferred equity investments for the three and nine months ended September 30, 2009 include an impairment loss of approximately $550,000 taken on one of the Excluded Properties and $4,300,000 of losses incurred in connection with the restructuring.  Earnings for the nine months ended September 30, 2008 included a loss of approximately $2,000,000 attributable to an impairment recorded at the underlying entity which held a property in Lansing, Michigan and was foreclosed on in May 2009.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary financial information for the Property Owner entities on a combined basis is as follows (in thousands):

	As of September 30, 2009	As of December 31, 2008
Condensed Balance Sheets
ASSETS
Investment in real estate, net	$24,468	$167,386
Prepaid expenses and deposits	25	7,239
Cash and cash equivalents	401	3,371
Receivables and other assets	2,736	30,485
Assets of discontinued operations	25,893	-
Total Assets	$53,523	$208,481

LIABILITIES AND PARTNERS’ DEFICIT
Nonrecourse mortgage debt	$22,592	$285,524
Other liabilities	4,145	24,481
Liabilities of discontinued operations	69,989	-

Total Liabilities	96,726	310,005

Partners’ Deficit	(43,203)	(101,524)
Total Liabilities and Partners’ Deficit	$53,523	$208,481

On the Trust’s Consolidated Balance Sheets:
Preferred Equity Investment	$4,094	$50,624

A basis difference exists between the carrying value of the Trust’s preferred equity investment and its share of the Property Owner’s reported net assets as a result of (i) the acquisition of its investment in Marc Realty at the then determined fair value which was different from its share of the net depreciated assets as recorded by the Property Owners on the historical books of the venture and (ii) other-than-temporary impairment charges of $5,475,000.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Condensed Statements of Operations
Revenues	$1,400	$15,083	$23,731	$46,351
Operating expense	(560)	(7,686)	(10,304)	(23,082)
Interest expense	(328)	(4,641)	(6,291)	(13,362)
Real estate taxes	(163)	(2,645)	(3,543)	(7,783)
Depreciation and amortization	(425)	(3,368)	(5,258)	(9,532)
Other expenses, net	(57)	(734)	(1,127)	(2,050)
Loss from continuing operations	(133)	(3,991)	(2,792)	(9,458)

Discontinued operations (1)
Income (loss) from discontinued operations	(572)	119	820	(471)
Gain (loss) on sale of property	-	-	(1,119)	12,733
Income (loss) from discontinued operations	(572)	119	(299)	12,262

Net income (loss)	$(705)	$(3,872)	$(3,091)	$2,804

On the Trust’s Consolidated Statements of Operations and Comprehensive Income:
Equity in earnings (loss) of Preferred Equity Investment	$86	$1,100	$(2,108)	$2,518

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)
Discontinued operations for 2009 and 2008 includes the results of operations for the three Included Properties in which the Trust transferred all of its interests effective May 1, 2009, the four Excluded Properties which are pending foreclosure and the Lansing, Michigan property which was foreclosed on in May 2009.  Discontinued operations for 2008 also include the results of operations for two additional properties which were sold during 2008.

8.	Equity Investments

The Trust’s equity investments consist of the following at September 30, 2009:
Investment Group (1)	Equity Investment	Nominal % Ownership (2)	Equity Investment September 30, 2009	Equity Investment December 31, 2008
			(in thousands)
Marc Realty	8 South Michigan	50%	$6,958	$-
Marc Realty	11 East Adams Street	49%	2,833	-
Marc Realty	29 East Madison Street	50%	7,595	-
Marc Realty	30 North Michigan	50%	11,515	-
Marc Realty	441 High Point Plaza	50%	6,001	-
Marc Realty	223 West Jackson Street	50%	7,271	-
Marc Realty	1701 East Woodfield Road	50%	4,169	-
Marc Realty	2720 River Road	50%	4,141	-
Marc Realty	3701 Algonquin Road	50%	2,769	-
Marc Realty	Enterprise Centre	50%	3,169	-
Marc Realty	900 Ridgebrook	50%	1,582	-
Marc Realty	2000-2060 East Algonquin	50%	1,644	-
Sealy	Sealy Airpark Nashville	50%	5,022	6,510
Sealy	Sealy Northwest Atlanta	60%	3,423	3,780
Sealy	Sealy Newmarket	68%	8,027	8,756
Concord	Lex-Win Concord LLC	50%	-	73,061
Various	Lex-Win Acquisition	28%	95	95
			$76,214	$92,202

(1)
The Trust has various venture partners which we refer to as investment groups for purposes of explaining our equity investments. Further detail is provided for the equity investments under their respective investment group headings below.

(2)	The Trust has determined that with the exception of Lex-Win Acquisition and the three Sealy equity investments, these entities are VIEs.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the activity of the Trust’s equity investments for the nine months ended September 30, 2009 (in thousands):

	Marc Realty Ventures	Sealy Ventures	Lex-Win Concord Venture	Lex-Win Acquisition Venture	Total

Balance at December 31, 2008	$-	$19,046	$73,061	$95	$92,202
Transfer from preferred equity	41,823	-	-	-	41,823
Transfer of loans receivable	15,805	-	-	-	15,805
Equity in income (loss)	122	(1,588)	(98,735)	-	(100,201)
Equity in other comprehensive income	-	-	21,479	-	21,479
Other comprehensive income reclassifications	-	-	4,695	-	4,695
Contributions	2,007	-	-	-	2,007
Distributions/capital returns ?	(110)	(986)	(500)	-	(1,596)
Balance at September 30, 2009	$59,647	$16,472	$-	$95	$76,214

Marc Realty

The Trust’s investments with Marc Realty, a Chicago area real estate company, are the Trust’s primary vehicles for investments in the Chicago metropolitan area.  As discussed in Note 7, on July 1, 2009 the Trust restructured certain of its existing investments with Marc Realty and reclassified 12 investments from preferred equity investments to equity investments.  In addition, any tenant improvement and capital expenditure loans to these properties have been reclassified from loans receivable to equity investments.

The restructuring of each of the Marc Realty investments was considered to be a reconsideration event under FASB’s consolidation guidance due to the material change in the agreements and the exchange of consideration between Marc Realty and the Trust. As a result of the reconsideration, the investments in the Included Properties were deemed to be variable interests in VIE’s primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and that the Trust, which legally holds mezzanine loans in each of the underlying entities, has an obligation to absorb losses and has the right to residual returns equal to that of the equity holder.  As a result of the existence of certain provisions in the operating agreements identifying the Trust and Marc Realty as related parties, the Trust determined that Marc Realty, as the primary decision makers and manager of the operating properties, is considered to be most closely aligned with the business and is the primary beneficiary of the VIE’s.

Although the legal structure of the investments with Marc Realty is as loans, the characteristics of  both the mezzanine loans and the tenant improvement and capital expenditure loans indicate that equity method accounting is most appropriate.  In addition to earning interest income on the loans, the Trust is also entitled to residual proceeds and net operating cash flows which are more representative of an equity investment. The Trust's level of participation at 50% also supports venture accounting treatment with a 45%/55% split for residual proceeds upon capital transactions. There are also provisions in the agreements for future funding of additional tenant improvement and capital expenditure loans for which both parties will fund in accordance with their deemed equity percentages.  The additional funding will be used to fund either capital expenditures or operating losses, as necessary, which can be viewed akin to capital contributions.

As a result, the investments with Marc Realty are deemed to be equity investments for which the Trust now recognizes its pro-rata share of income or loss on 12 separate 50% owned equity investments. The Trust recorded net income from the 12 equity investments of $122,000 for the three months ended September 30, 2009.  Additionally, the Trust received cash distributions of $110,000 from the investments during the three months ended September 30, 2009.

The combined summarized balance sheets of the Trust’s Marc Realty venture investments are as follows (in thousands):

September 30, 2009
ASSETS
Real estate, net	$173,601
Cash and cash equivalents	1,525
Receivables and other assets	26,224
Total Assets	$201,350

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$95,824
Other liabilities	14,085
Members’/Partners’ equity	91,441
Total Liabilities and Members’/Partners’ Equity	$201,350

Trust’s share of equity	$45,877
Basis differentials (1)	13,770
Carrying value of the Trust’s investments in the equity investments	$59,647

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)
This amount represents the aggregate difference between the Trust’s historical cost basis and the basis reflected at the equity investment level, which is typically amortized over the life of the related assets and liabilities.  The basis differentials are the result of other-than-temporary impairments at the investment level and a reallocation of equity at the venture level as a result of the restructuring.  In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the equity investment level.

The combined summarized statements of operations of the Trust’s Marc Realty venture investments are as follows (in thousands):

For the Three Months Ended September 30, 2009

Total revenue	$10,101
Expenses
Operating	4,299
Interest	1,155
Real estate taxes	1,527
Depreciation and amortization	2,298
Other expense	461

Total expenses	9,740
Net income	$361

Trust’s share of net income	$178
Amortization of basis differential	(56)
Income from equity investments	$122

Sealy

As of September 30, 2009, the Trust owns between 50-68% of three office flex parks located in southeastern United States together with our venture partner, Sealy & Co., Ltd. (“Sealy”), a real estate investment and operating company headquartered in Dallas, Texas and Shreveport, Louisiana.

The combined summarized balance sheets of the Sealy venture equity investments are as follows (in thousands):

	September 30, 2009	December 31, 2008

ASSETS
Real estate, net	$156,681	$157,813
Cash and cash equivalents	750	3,002
Receivables and other assets	15,283	14,326
Total Assets	$172,714	$175,141

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$139,750	$139,750
Other liabilities	5,420	3,196
Members’/Partners’ equity	27,544	32,195
Total Liabilities and Members’/Partners’ Equity	$172,714	$175,141

Carrying value of the Trust’s investments in the equity investments	$16,472	$19,046

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The combined summarized statements of operations of the Sealy venture equity investments are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Total revenue	$4,310	$3,678	$13,163	$10,844
Expenses
Operating	682	872	2,771	2,373
Real estate taxes	456	513	1,437	1,398
Interest	2,089	1,775	6,198	4,762
Depreciation and amortization	1,788	1,571	5,450	4,761
Other taxes	49	20	141	115

Total expenses	5,064	4,751	15,997	13,409
Net loss	$(754)	$(1,073)	$(2,834)	$(2,565)

Trust’s share of net loss	$(411)	$(581)	$(1,588)	$(1,367)

Lex-Win Concord LLC – “Concord”

At June 30, 2009, the Trust wrote down its investment in Concord to zero and recognized an impairment loss of $31,670,000 primarily as a result of our overall lack of clarity on future recovery of the underlying collateral in these assets.  Specific factors that impacted our decision to write down the investment in Concord included the continued deterioration in the value of Concord’s loan and bond portfolio, Concord’s debt covenant violations, the distressed sale of assets required to satisfy accelerated principal repayments to lenders, the failure of Inland American Real Estate Trust, Inc. (“Inland”) to make its capital call, and certain litigation initiated by Inland.

The aggregate impairments consisted of both a proportionate share of Concord’s operating losses plus a decline in the fair value that management assigned to the remaining equity in the investment.  The Trust determined the fair value of its investment in Concord by calculating its share of net asset value, as adjusted for various risks.  The fair value of Concord’s assets and liabilities was determined using the income approach based upon  the expected future cash flow of each asset and liability discounted at market rates of return in accordance with accounting standards related to fair value measurements.

Concord is in violation of certain debt covenants to its lenders for the period ended September 30, 2009 as a result of the continued deterioration of the value of its assets and cumulative operating losses as indicated above. Concord’s debt is non-recourse to the Trust and Concord’s lenders’ sole recourse with respect to defaults is limited to the value of Concord’s assets collateralized by the debt. The lenders do not have recourse against the Trust’s assets.

On May 22, 2009, a wholly-owned subsidiary of Inland filed a legal action against Concord generally seeking changes to the organization documents, declarations that Inland is not required to make any additional capital contributions and that Inland should not be required to satisfy the May 11, 2009 capital call made by Concord in the amount of $24,000,000.  The Trust believes that Inland’s claims are without merit.  Concord filed counterclaims against Inland which state, in general, that Inland is in material breach of the their agreements with Concord and Concord will seek to recover all losses incurred by it as a result of such breach.

Certain capital transactions which were executed between the Trust and Concord during the nine months ended September 30, 2009 were considered reconsideration events. It was determined that the investment in Concord was now a variable interest in a VIE primarily due to a significant decline in value of the assets of the entity and the resulting insufficient equity within Concord to finance its activities.  As a result of the existence of certain provisions in the operating agreements identifying that the Trust and its venture partner in the investment are not related parties and each share equally in the economics and the decision-making of the investment, a primary beneficiary does not exist for this investment and the Trust accounts for this investment under the equity method.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The summarized consolidated balance sheets of Concord are as follows (in thousands):

	As of September 30, 2009	As of December 31, 2008
Condensed Consolidated Balance Sheets
ASSETS
Cash and restricted cash	$5,421	$15,134
Real estate debt investments, net of loss allowance	561,273	863,144
Real estate debt investments held for sale	47,556	-
Available for sale securities, net	92,741	118,491
Other assets	7,764	10,353

Total assets	$714,755	$1,007,122
LIABILITIES AND MEMBERS’ CAPITAL
Repurchase agreements	$148,942	$240,604
Revolving credit facility	73,666	80,000
Collateralized debt obligations	347,525	347,525
Contingent collateral support obligation	9,600	-
Accounts payable and other liabilities	17,403	43,230

Non-controlling redeemable preferred interest	3,229	76,441

Members’ Capital	126,777	248,262
Accumulated other comprehensive loss	(12,498)	(29,054)
Non-controlling interest	111	114

Total Liabilities and Members’ Capital	$714,755	$1,007,122

Trust’s share of equity	$57,139	$109,604
Basis differential (1)	(57,139)	(36,543)
Carrying value of the Trust’s investment in Concord	$-	$73,061

(1) This amount represents other-than-temporary impairments taken at the investment level of $68,213 adjusted for suspended losses of $4,825 and accumulated other comprehensive income of $6,249.

The summarized consolidated statements of operations of Concord are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Condensed Consolidated Statement of Operations

Interest and other income	$8,611	$18,187	$31,386	$55,396
Interest expense	(4,409)	(8,486)	(13,267)	(27,093)
Impairment loss on available for sale securities	(4,764)	(1,205)	(13,319)	(57,021)
Provision for loss allowance on real estate debt investments	(33,483)	(6,000)	(77,175)	(8,200)
Impairment loss on real estate debt investments held for sale	-	-	(64,413)	-
Realized loss on sale of investments	(14)	-	(16,534)	-
Net loss on terminated interest rate swap agreement	(74)	-	(74)	-
Gain on extinguishment of debt	-	5,201	-	12,699
Contingent collateral support expense	-	-	(9,600)	-
General and administrative	(1,574)	(1,568)	(4,066)	(3,359)

Consolidated net income (loss)	(35,707)	6,129	(167,062)	(27,578)

Loss (income) attributable to non-controlling redeemable preferred interest	27,061	(318)	23,292	(318)
Income attributable to non-controlling interest	(3)	(3)	(9)	(9)

Net income (loss) attributable to Concord	$(8,649)	$5,808	$(143,779)	$(27,905)

Trust’s share of net income (loss)	$500	$2,904	$(67,065)	$(13,953)
Other-than-temporary impairment	-	-	(31,670)	-

Income (loss) from equity investment	$500	$2,904	$(98,735)	$(13,953)

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2009, the Trust received a distribution and recorded income of $500,000 from Concord representing its share of asset management fee income.  The Trust and Lexington Realty Trust (“Lexington”) each made short-term secured loans of $4,180,000 and equity contributions of $118,000 to Concord during the three months ended September 30, 2009.  The loans were made on market terms and were secured by unencumbered held-for-sale real estate assets of Concord.  The loans and the contributions were repaid in full within 30 days of the initial funding.

9.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $225,454,000 and $229,737,000 at September 30, 2009 and December 31, 2008, respectively.  The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at September 30, 2009 and December 31, 2008 are summarized as follows:

	Maturity	Spread Over LIBOR/Prime	Interest Rate at September 30, 2009	Balance at September 30, 2009	Balance at December 31, 2008
				(in thousands)
Fixed Interest Rate:
Amherst, NY	October 2013	—	5.65%	$16,626	$16,913
Indianapolis, IN	April 2015	—	5.82%	4,334	4,384
Houston, TX	April 2016	—	6.42%	64,687	67,009
Andover, MA	February 2011	—	6.60%	6,298	6,389
S. Burlington, VT	February 2011	—	6.60%	2,699	2,738
Chicago, IL	March 2016	—	5.75%	21,209	21,391
Lisle, IL	June 2016	—	6.26%	24,243	24,452
Lisle, IL	March 2017	—	5.55%	5,600	5,600
Kansas City, KS	June 2012	—	7.04%	6,817	6,768
Orlando, FL	July 2017	—	6.40%	39,269	39,610
Chicago, IL	March 2010	—	6.00%	9,300	9,500

Variable Interest Rate:
Various (1)	June 2010	LIBOR+1.75%	(2)	24,372	24,983
				$225,454	$229,737

(1)
The Trust received a one-year extension to June 30, 2010.  The loan payable to KeyBank (“the KeyBank Loan”) is collateralized by 14 properties and the Trust has one remaining one-year option to extend this loan.

(2)	The Trust entered into an interest rate swap agreement in the notional amount of $26,000, effectively converting the floating interest rate to a fixed rate of 5.8% through December 2009.

The fair value of the Trust’s mortgage loans payable are less than their current carrying amounts by $30,938,000 at September 30, 2009 and exceeded their current carrying amounts by $789,000 at December 31, 2008.

Note Payable

At December 31, 2008, the Trust had a $9,800,000 note payable to Citibank, bearing interest at LIBOR plus 2.5% and maturing in December 2011.  The loan was made in connection with the Trust’s purchase during 2008 of 3,500,000 common shares of beneficial interest of Lexington, and was repaid in March 2009.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Revolving Line of Credit

The Trust has a revolving line of credit with KeyBank pursuant to which the Trust can borrow on a revolving basis up to $35,000,000.  The revolving credit line matures December 16, 2010 with the option by the Trust to extend the term for an additional year.  Amounts borrowed under the credit facility bear interest at LIBOR plus 3.0%.  To the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 2.25%.

The revolving line of credit requires the Trust to maintain (i) a minimum consolidated debt service coverage ratio, (ii) a maximum leverage ratio, (iii) liquid assets of $17,500,000 and (iv) a minimum net worth.  Additionally, the Trust is limited to payment of dividends not to exceed 100% of adjusted earnings on a trailing 12-month basis, as defined,  except to the extent necessary to maintain its tax status as a REIT.  The revolving credit line is collateralized by substantially all of the Trust’s assets.  The revolving credit line requires monthly payments of interest only.  To the extent that the amounts outstanding under the facility are in excess of the borrowing base (as calculated), the Trust is required to make a principal payment to reduce such excess. The Trust may prepay from time to time without premium or penalty and re-borrow amounts prepaid.

As a result of the Trust’s repurchase of Series B-1 Preferred Shares and the impairment charges taken by the Trust on its investment in Lex-Win Concord LLC, the Trust did not meet the net worth covenant as defined under the line of credit at June 30, 2009 and September 30, 2009.  Consequently, the Trust was not eligible to borrow under the line.  On October 30, 2009, KeyBank modified the net worth covenant such that the Trust met the modified net worth covenant and is now eligible to borrow under the line.

At September 30, 2009 and December 31, 2008, there were no amounts outstanding under the facility.  The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $22,000 and $61,000 for the three and nine months ended September 30, 2009, respectively, and $10,000 and $99,000 for the three and nine months ended September 30, 2008, respectively.

11.	Derivative Financial Instruments

The Trust has exposure to fluctuations in market interest rates.  The Trust seeks to limit its risk to interest rate fluctuations through match financing on its assets as well as through hedging transactions.  Specifically, the Trust enters into derivative financial instruments.

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

The effective portion of changes in fair value of the interest rate swap designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three and nine months ended September 30, 2009 and 2008, the interest rate swap was used to hedge the variable cash flows associated with existing variable-rate debt.  The Trust also assesses and documents, both at the hedging instruments inception and on an ongoing basis, whether the derivative instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item.  The Trust has recorded changes in fair value related to the effective portion of its interest rate swap contracts designated and qualifying as cash flow hedges totaling $178,000 and $519,000 of increased interest expense for the three and nine months ended September 30, 2009, respectively, and $78,000 of increased interest expense for the three months ended September 30, 2008 and $66,000 of decreased interest expense for the nine months ended September 30, 2008, as a component of other liabilities and accumulated other comprehensive loss within the Trust’s consolidated balance sheets.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Effective June 24, 2009, the Trust entered into an interest rate swap agreement, with a notional amount of $23,000,000, which will commence January 1, 2010 at the expiration of the existing swap and will cover the balance of the terms through current maturity on the KeyBank Loan.

The table below presents information about the Trust’s interest rate swaps at September 30, 2009 (dollars in thousands):

Maturity	Swap Rate	Notional Amount of Hedge		Cost of Hedge	Estimated Fair Value of Swap in Other Comprehensive Income	Unrealized Gain on Settled Swap in Other Comprehensive Income	Change in Swap Valuations Included in Other Comprehensive Income For the Three Months Ended September 30, 2009	Change in Swap Valuations Included in Other Comprehensive Income For the Nine Months Ended September 30, 2009

December 2009	4.05%	$26,000	(1)	$-	$(167)	$25	$195	$486
June 2010	1.05%	$23,000	(2)	$-	$(80)	$-	$(54)	$(80)

(1)	Represents a swap agreement related to the KeyBank Loan.
(2)
In connection with the KeyBank Loan extension, the Trust was required to provide interest rate protection through the maturity of the extension (June 30, 2010).  The Trust obtained an interest rate swap with a $23,000,000 notional amount that will effectively convert the interest rate on the KeyBank Loan from a floating rate of LIBOR plus 1.75% to a fixed rate of 1.80%.

12.	Series B-1 Preferred Shares

In July 2009 the Trust acquired 100,000 Series B-1 Preferred Shares at a discount from their liquidation value of $25 per share.  As a result, the Trust recognized a gain from the early extinguishment of debt of approximately $445,000 in the three months ended September 30, 2009.

As of September 30, 2009, there are 1,396,000 Series B-1 Preferred Shares outstanding.

13.	Common Shares

The following table sets forth information relating to sales of Common Shares during the nine months ended September 30, 2009:

Date of Issuance	Number of Shares Issued	Price per Share	Type of Offering

1/15/09	61,292	$10.85	DRIP(1)
4/15/09	7,462	$8.27	DRIP
7/15/09	37,982	$8.72	DRIP

(1)   The Trust’s Dividend Reinvestment and Stock Purchase Plan.

14.	Discontinued Operations

In December 2008 the Trust sold a shopping center asset located in Biloxi, Mississippi aggregating approximately 51,000 square feet for a net sales price to the Trust of approximately $2,678,000.  The Trust recorded a $1,807,000 gain on the sale and the results of operations of this property are classified as discontinued operations for the three and nine months ended September 30, 2008.  Income from discontinued operations for the three and nine months ended September 30, 2008 consisted of rental income, depreciation and amortization expense from the Biloxi, Mississippi property.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 8, 2008 a petition for the condemnation of a shopping center asset located in St. Louis, Missouri aggregating 46,000 square feet was dismissed by a Missouri Court.  As a result, the operations for this property, previously classified as discontinued operations, were classified as income from continuing operations for the three and nine months ended September 30, 2008 and 2009.

15.	Commitment and Contingencies

The Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties.  Given the nature of the Trust’s business activities, these lawsuits are considered routine to the conduct of its business.  The result of any particular lawsuit cannot be predicted because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system.  The Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on its financial condition or results of operations.

16.	Related-Party Transactions

The following table sets forth the fees and reimbursements paid by the Trust for the three and nine months ended September 30, 2009 and 2008 to FUR Advisors and Winthrop Management L.P. (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	2009		2008		2009		2008

Asset management (1)	$800	(3)	$1,484	(4)	$2,372	(5)	$4,195	(6)
Property management (2)	58		69		198		195
Construction management (2)	-		-		3		-
	$858		$1,553		$2,573		$4,390

(1)	Payable to FUR Advisors.
(2)	Payable to Winthrop Management L.P.
(3)	Before credits of $60, discussed below.
(4)	Before credits of $68, discussed below.
(5)	Before credits of $197, discussed below.
(6)	Before credits of $193, discussed below.

FUR Advisors

The activities of the Trust are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors.  FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers.  FUR Advisors is entitled to receive a base management fee and an incentive fee.  In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees.

Base Management Fee

In March 2009 the base management fee was modified effective as of January 1, 2009.  As modified, the asset based fee calculation was eliminated and the equity based fee is based on a price of $11.00 per Common Share outstanding at January 1, 2009 and $25.00 per Series B-1 Preferred Share with respect to the 1,496,000 Series B-1 Preferred Shares outstanding after giving effect to the repurchases of Series B-1 Preferred Shares during the fourth quarter of 2008 and the first quarter of 2009.  Any additional future conversions, redemptions or repurchases of the Series B-1 Preferred Shares, such as the repurchase of the 100,000 Series B-1 Preferred Shares in July 2009, will not reduce the base equity for purposes of the base management fee calculation.  Any future issuances of Common Shares or preferred shares will increase the equity as per the existing agreement for purposes of the base management fee calculation.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

If the Advisory Agreement were terminated, the actual incentive fee payable would be based on an appraised valuation or the net liquidation proceeds received for the Trust’s assets, which may be in excess of the amount calculated based on the market price of the Common Shares.

Winthrop Management L.P.

Winthrop Management L.P., an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Pursuant to the terms of the property management agreement, Winthrop Management L.P. receives a property management fee equal to 3% of the monthly revenues on the properties they manage.

Credits

WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors, provides accounting, collateral management and loan brokerage services to Lex-Win Concord LLC and its subsidiaries, including CDO-1.  WRP Sub-Management received reimbursement of direct and indirect expenses totaling $197,000 and $895,000 for the three and nine months ended September 30, 2009, respectively, in accordance with the terms of the agreement.  Of these amounts, $120,000 and $395,000, respectively, were paid to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord (the “Affiliate Amount”).  Because the Trust pays an advisory fee to FUR Advisors whereas Lexington, the other equity member in Lex-Win Concord LLC, does not, the advisory fee payable to FUR Advisors by the Trust is reduced by 50% of the Affiliate Amount to ensure equal treatment of the Trust and Lexington with respect to the reimbursements paid by Concord.  For the three and nine months ended September 30, 2009, the Trust received and utilized a credit of $60,000 and $197,000, respectively, against the base management fee.

During the three and nine months ended September 30, 2008, WRP Sub-Management received reimbursement of direct and indirect expenses totaling $377,000 and $1,265,000, respectively.  Of these amounts, $135,000 and $385,000, respectively, were paid to reimburse it for costs associated with providing accounting and other “back office” services for the benefit of Concord.  The Trust received and utilized a credit of $68,000 and $193,000, respectively, against the base management fee.

Other Activity

On March 24, 2008, the Trust acquired for the benefit of Concord two classes of securities issued by CDO-1 with a face value of $10,000,000 for approximately $4,850,000 and transferred legal ownership of these securities to Concord on March 31, 2008 and received reimbursement equal to the acquisition cost.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	Business Segments

FASB guidance on segment reporting establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

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

The operating properties segment includes all of the Trust’s wholly and partially owned operating properties.  Prior to July 1, 2009, the loan assets and loan securities segment includes all of the Trust’s activities related to real estate loans, which consists primarily of the Trust’s investment in Lex-Win Concord LLC and its tenant improvement and capital expenditure loans to properties in the Marc Realty portfolio.  As of July 1, 2009, in conjunction with the restructuring of its preferred equity investment in Marc Realty, the Trust’s mezzanine loans and tenant improvement and capital expenditure loans to the Included Properties in the Marc Realty portfolio are now classified as equity investments and are included in the operating properties segment.  The REIT securities segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies.  In addition to its three business segments, the Trust reports non-segment specific income and expense under corporate income (expense).

The following table summarizes the Trust’s assets by business segment for the periods ended September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008

Operating properties	$337,773	$286,780
Loan assets and loan securities	13,663	146,560
REIT securities	61,786	36,796
Corporate
Cash and cash equivalents	35,147	59,238
Other	24,287	48,720
Total Assets	$472,656	$578,094

The Trust defines net operating income for each segment presented as the segment’s revenue and other income less operating expenses.  Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).  The following table presents a summary of revenues from operating properties, loan assets and loan securities and REIT securities and expenses incurred by each segment for the three and nine months ended September 30, 2009 and September 30, 2008 (in thousands):

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Operating Properties
Rents and reimbursements	$10,642	$10,873	$32,074	$32,533
Operating expenses	(2,158)	(1,848)	(5,981)	(5,517)
Real estate taxes	(704)	(766)	(2,059)	(2,180)
Equity in income (loss) of Sealy Northwest Atlanta	19	(128)	(223)	(364)
Equity in loss of Sealy Airpark Nashville	(289)	(363)	(861)	(913)
Equity in loss of Sealy Newmarket	(141)	(90)	(504)	(90)
Equity in income of Marc Realty investments	122	-	122	-
Net operating income	7,491	7,678	22,568	23,469

Depreciation and amortization expense	(2,695)	(2,980)	(8,276)	(8,948)
Interest expense	(3,582)	(3,674)	(10,780)	(11,118)
Operating properties net income	1,214	1,024	3,512	3,403

Loan Assets and Loan Securities
Interest	1,040	342	2,247	1,171
Equity in earnings of preferred equity investment of Marc Realty	86	1,100	78	4,518
Impairment loss on preferred equity investment	-	-	(2,186)	(2,000)
Equity in earnings (loss) of Lex-Win Concord	500	2,904	(67,065)	(13,953)
Impairment loss on investment in Lex-Win Concord	-	-	(31,670)	-
Provision for loss on loans receivable	-	-	(2,152)	-
Impairment loss on available for sale loans	-	-	(203)	-
Gain on sale of mortgage backed securities	-	-	-	454
Gain on sale of other assets	-	24	-	24
Net operating income (loss)	1,626	4,370	(100,951)	(9,786)

General and administrative expense	(183)	-	(198)	-
Interest expense	-	-	-	(206)
Loan assets and loan securities net income (loss)	1,443	4,370	(101,149)	(9,992)

REIT Securities
Dividends	1,456	37	4,215	91
Gain on sale of available for sale securities	-	-	-	2,029
Gain on sale of securities carried at fair value	676	-	3,274	-
Unrealized gain on securities carried at fair value	12,578	-	14,010	-
Equity in loss of Lex-Win Acquisition	-	-	-	(878)
Impairment loss on available for sale securities	-	-	-	(207)
Net operating income	14,710	37	21,499	1,035

Interest expense	-	-	(75)	-
REIT securities net income	14,710	37	21,424	1,035

Net Income (Loss)	17,367	5,431	(76,213)	(5,554)

Reconciliations to GAAP Net Loss:

Corporate Income (Expense)
Interest income	31	761	145	1,425
Interest expense	(715)	(2,255)	(2,273)	(5,903)
Gain on extinguishment of debt	445	-	5,682	-
General and administrative (1)	(1,642)	(1,566)	(4,951)	(5,119)
State and local taxes	(14)	(13)	(211)	(235)

Income (loss) from continuing operations before non-controlling interest	15,472	2,358	(77,821)	(15,386)
Non-controlling interest	(315)	(178)	(651)	(264)
Income (loss) from continuing operations attributable to Winthrop Realty Trust	15,157	2,180	(78,472)	(15,650)

Income from discontinued operations attributable to Winthrop Realty Trust	-	49	-	134

Net Income (loss) Attributable to Winthrop Realty Trust	$15,157	$2,229	$(78,472)	$(15,516)

Capital Expenditures
Operating properties	$550	$821	$1,132	$2,428

(1)	After credits – See Note 16.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Events

The Trust has evaluated all subsequent events through November 9, 2009, which is the date of filing.  All relevant items have been disclosed in the corresponding Notes to these Financial Statements.

Series C Shares

On October 12, 2009, the Trust provided holders of the Series B-1 Preferred Shares, all of whom are accredited investors as defined in rule 501 of the Securities Act of 1933, as amended, the right, in a private transaction, to convert all or any portion of their Series B-1 Preferred Shares into an equivalent number of newly-issued Series C Cumulative Convertible Redeemable Preferred Shares (the “Series C Preferred Shares”).  This right, which expired on October 28, 2009, enabled the holders of the Series B-1 Preferred Shares to convert one Series B-1 Preferred Share into one Series C Preferred Share (the “Conversion Offer”).  At October 28, 2009, holders of Series B-1 Preferred Shares elected to convert an aggregate of 544,000 Series B-1 Preferred Shares into Series C Preferred Shares and, effective November 1, 2009, 544,000 Series C Preferred Shares were issued by the Trust.  As a result, effective November 1, 2009, the Trust has 852,000 Series B-1 Preferred Shares and 544,000 Series C Preferred Shares outstanding.

The Series C Preferred Shares have substantially the same rights as the Series B-1 Preferred Shares including dividend rate, liquidation preference and mandatory redemption date, but will be junior in right of payment to the Series B-1 Preferred Shares.  However, under the terms of the Series C Preferred Shares, the Trust is permitted to issue additional preferred shares which are on par with the Series C Preferred Shares, subject to certain limitations, without the consent of the holders of the Series C Preferred Shares.  The Trust is not permitted to issue additional preferred shares which are on par with the Series B-1 Preferred Shares.  Additionally, the initial conversion price of the Series C Preferred Shares will be $14.00, which is a reduction from the $22.50 conversion price on the Series B-1 Preferred Shares.

Rights Offering

On October 14, 2009, the Trust announced that it would be distributing on or about October 23, 2009 non-transferable subscription rights to subscribe for and purchase up to an aggregate of 4,974,911 Common Shares at a price of $9.05 per share to holders of record at the close of the market on October 22, 2009 of its Common Shares and holders of its Series B-1 Preferred Shares.  Pursuant to the rights offering, each holder of record on October 22, 2009 of Common Shares and Series B-1 Preferred Shares received one basic subscription right for every three and one-half Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every three and one-half common shares issuable upon conversion of such Preferred Shares, as of the record date.  Each basic subscription right entitles the holder to purchase one Common Share.  Shareholders who exercise their rights in full are also entitled to purchase additional shares pursuant to an oversubscription right to the extent holders do not fully subscribe for their basic subscription rights.  Shareholders will be able to exercise their rights to purchase shares in the rights offering until 5:00 p.m. on November 19, 2009, unless extended for a period not to exceed 30 business days.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements are not guarantees of performance.   They involve risks, uncertainties and assumptions.   Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.   You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q.   These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.   Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Forward Looking Statements” and in Part II “Item 1A – Risk Factors” in this quarterly report on Form 10-Q as well as our other filings with the SEC.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.   Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods.   Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in this report.

Overview

We are a real estate investment trust engaged in the business of owning and managing real property and real estate related assets. Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing.  We seek to achieve this objective by acquiring investments with both recurring cash flow in order to sustain our dividend, along with investments that we believe have appreciation potential. We operate in three strategic business segments: (i) operating properties; (ii) loan assets and loan securities; and (iii) REIT equity and debt securities. We acquire assets through direct ownership as well as through strategic alliances and ventures, and have entered into three significant venture arrangements. Our venture with Marc Realty, a Chicago area real estate company, is our primary vehicle for investments in the Chicago metropolitan area.  We also invest through our venture with Sealy & Co., Ltd., which we refer to as Sealy, in which we have made three investments in office flex parks.  In addition, since its formation in March 2006, we have acquired substantially all of our loan assets and loan securities through Concord Debt Holdings LLC, which we refer to as Concord, a  venture with Lexington Realty Trust, which we refer to as Lexington, and, since August 2008, Inland America Concord Sub LLC. As of June 30, 2009, we determined that the decline in the fair value of our investment in Concord is other-than-temporary, and wrote down our investment in Concord to zero for financial statement purposes. While we and our partners continue to work towards some equity recovery, we do not plan to make any future investments through Concord.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

As of September 30, 2009, we held interests in approximately 9.5 million rentable square feet of office, retail, multi-tenant and mixed use space through our 21 wholly owned operating properties and our ventures with Marc Realty and Sealy.  Average occupancy at our consolidated properties was approximately 93% for the nine months ended September 30, 2009.  As of September 30, 2009 our consolidated properties were approximately 85% leased.   The decline in occupancy at September 30, 2009 was primarily due to the loss in 2009 of two tenants who occupied a combined 460,000 square feet at our Jacksonville, Florida property.  In addition to our operating properties and our joint venture arrangements, we held REIT securities with a fair value of $61,691,000 as of September 30, 2009.  Our primary sources of income are rental income and tenant recoveries from leases of our operating properties, interest income from our loan assets and loan securities, and interest and dividend income and appreciation from our investments in REIT securities.  The comparability of financial data from period to period is affected by several items including 1) the timing of our property acquisition and leasing activities, 2) the purchases and sales of assets and investments, 3) taking material other-than-temporary impairment losses on assets in our portfolio and 4) the reclassification of assets.  In this regard, the comparability of financial results for the current periods were significantly impacted by the write-down of our investment in Concord to zero during the second quarter of 2009 and the reclassification of certain Marc Realty assets from preferred equity to individual equity investments during the third quarter of 2009.

With respect to our debt exposure, each of our investment platforms and equity investments is essentially a stand-alone business, such that any potential liabilities which might occur are limited to that specific platform or investment and are not recourse to our other assets.  Consequently, our risk of loss is in each case limited to our investment in that particular venture.  Inclusive of extension rights, none of our borrowings are scheduled to mature in 2009.  As of September 30, 2009 there was $1,870,000 of scheduled principal payments on mortgage loans remaining in 2009.  After giving effect to extension rights, approximately $15,784,000 is scheduled to be paid down or mature in 2010 and $207,800,000 is scheduled to be paid down or mature in 2011 or later.

The weakness in the economy since late 2007 and the subsequent disruption of the capital and credit markets to date has affected profitability and limited the availability of financing and the ability to raise equity capital.  During the first half of 2009 we addressed the issues facing our assets with a view towards revising our business plans as necessary in order to weather the downturn in the economy. For example, we executed the lease extension with Bell South at the Plantation, Florida property which resulted in a short term reduced rental rate but extended the lease for ten years and we initiated and executed the Marc Realty portfolio restructuring. Under the Marc Realty restructure we transferred our interest in properties which we perceived to have less opportunity for superior returns on a risk adjusted basis and increased our interest in the downtown Chicago properties. In exchange Marc Realty relinquished $12,500,000 of deferred returns due to them.  In addition to stabilizing our existing assets, at the same time we continued to monitor and pursue new opportunities in the market.  Toward that end, we capitalized on the market mispricing of senior REIT securities and invested $30,552,000 primarily in REIT preferred and debt securities during the first nine months of 2009. For the period ended September 30, 2009, we have recorded an aggregate realized and unrealized gain of $17,284,000 on our securities.  Additionally, in June 2009 the Trust acquired from Concord for $44,000,000 two first mortgage loans with a face value of $81,015,000.

We strategically position ourselves by monitoring asset pricing and developing appropriate infrastructure for collecting and evaluating current market data. We have been patient during this unstable time and we believe we are poised to take advantage of the surplus of sound investment opportunities that we see on the horizon as we did earlier this year with our acquisition of other REIT securities and our targeted loan acquisitions.

In order to better position ourselves to take advantage of investment opportunities, in October 2009 we 1) commenced a rights offering to shareholders of record on October 22, 2009 enabling them to purchase up to an aggregate of 4,974,911 Common Shares at a price of $9.05 per share and 2) offered to the holders of our Series B-1 Preferred Shares the right to convert such shares into an equivalent number of Series C Preferred Shares.  If the rights offering is fully subscribed we will raise approximately $45,000,000 which, we believe can be invested accretively within a reasonable time period and which we believe, together with our existing liquid assets, provides liquidity sufficient to target a variety of investments.  As a result of the Series B-1/Series C transaction, we believe that due to the reduction in our outstanding Series B-1 Preferred Shares to 852,000 shares which have a liquidation value of $21,300,000, it provides us greater flexibility in the future to raise capital through the sale of additional preferred shares as the Series C Preferred Shares permit the issuance of pari passu preferred shares, subject to certain limitations, whereas the Series B-1 Preferred Shares do not.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain investments and other general business needs. We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in the short-term. We anticipate that cash on hand, borrowings under a credit facility and issuance of equity and debt securities, as well as other alternatives, will provide the necessary capital required to grow our investment activities.  As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are unable to reinvest all of our operating cash flow and, in addition to cash reserves, are dependent on raising capital through equity and debt issuances or forming ventures with institutional or high net worth investors to obtain additional funds with which to expand our business.

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

At September 30, 2009, we had cash and cash equivalents of $35,147,000.  In addition, we had other liquid assets consisting of securities carried at fair value and available for sale securities totaling $61,691,000.

Significant financial transactions during the first three quarters of 2009 include:

•	the acquisition of 1,017,105 of our Series B-1 Preferred Shares with a liquidation value of $25,428,000 for $19,081,000 in cash, resulting in a net gain of $5,682,000;
•
the acquisition of REIT securities consisting of senior debentures with a face value of $29,490,000 for a cost of $19,665,000, preferred shares at a cost of $9,361,000 and common shares at a cost of $1,526,000;

•	the acquisition of two first mortgage loans with a face value of $81,015,000 for a cost of $43,869,000;
•	the sale on July 14, 2009 at par of a $35,000,000 A Note with respect to the first mortgage loan secured by the property located at 160 Spear Street, San Francisco, California;
•	the restructuring of our preferred equity investment in Marc Realty;
•	the extension of the maturity date of the mortgage loan on our River City property for a period of one year;
•	the extension of the maturity date of our $24,372,000 mortgage loan for a period of one year; and
•	the repayment in March 2009 of a $9,800,000 note payable.

Cash Flows

Operating Activities

Although our operating activities generated a net loss of $77,821,000 for the nine months ended September 30, 2009, operating activities generated positive cash flow of $13,911,000.  Our cash provided by operations reflects our net loss adjusted by: (i) non-cash items of $90,046,000 including equity in losses of partially-owned entities, unrealized losses on securities carried at fair value, depreciation and amortization expense and the effect of straight-lining of rental income; (ii) $3,887,000 of distributions from non-consolidated interests; and (iii) a net decrease due to changes in other operating assets and liabilities of $2,201,000.  See our discussion of our Results of Operations below for additional details on our operations.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

Investing Activities

Cash used in investing activities of $13,011,000 for the nine months ended September 30, 2009 was comprised primarily of the following:

•	$35,000,000 for purchases of available for sale real estate loans which represents the portion of the 160 Spear loan that was subsequently sold in July;
•	$30,552,000 for purchases of securities carried at fair value;
•	$13,050,000 for acquisitions of loans receivable, primarily the Siete Square loan and the balance of the 160 Spear loan;
•	$2,451,000 for additional loan advances related to the Marc Realty portfolio;
•	$2,007,000 for investment in our equity investment in Marc Realty; and
•	$1,301,000 for tenant improvements on our operating properties.

These uses of investing cash flows were offset primarily by:

•	$34,797,000 in proceeds from the sale of the 160 Spear A Note;
•	$22,866,000 in proceeds from the sale of securities carried at fair value;
•	$10,980,000 in proceeds from the repayment of loans receivable which were primarily short term loans made to Concord; and
•	$2,647,000 in net proceeds, primarily related to the release of funds held in escrow from the qualified intermediary for the sale of our Biloxi, Mississippi property.

Financing Activities

Cash used in financing activities of $24,991,000 for the nine months ended September 30, 2009 was comprised primarily of the following:

•	$35,000,000 for repayment of borrowings on our revolving line of credit;
•	$19,818,000 for repayment of borrowings on our loan payable;
•	$9,800,000 for payment of the note payable to CitiBank;
•	$13,844,000 for dividend payments on our Common Shares; and
•	$4,332,000 for mortgage loan repayments.

These uses of financing cash flows were offset primarily by:

•	$35,000,000 of proceeds from our revolving line of credit;
•	$19,818,000 of proceeds from our loan payable; and
•	$3,970,000 of proceeds, primarily related to the application of escrow funds held as cash collateral and utilized to pay off the CitiBank note payable.

Dividends

Since December 2005 we have paid regular dividends to our shareholders.  In paying dividends we have endeavored to have our dividends track cash flow from operations, both recurring and nonrecurring.  While we intend to continue paying dividends each quarter, future dividend declarations will be at the discretion of our Board of Trustees and will depend on our actual cash flow both projected as recurring and nonrecurring, its overall financial condition, capital requirements, the distribution requirements for REITs under the Internal Revenue Code of 1986 and such other factors as our Board of Trustees deem relevant.   Subject to the foregoing, we expect to continue distributing our current cash flow after reserving normal and customary amounts thereby allowing us to maintain our capital. We expect to continue applying these standards with respect to our dividends on a quarterly basis which could cause the dividends to increase or decrease depending on cash flow.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

We paid regular quarterly dividends $0.40625 per Series B-1 Preferred Share in each of the first three quarters of 2009.  We declared a special dividend of $0.05 per Common Share in December 2008, which was paid in January 2009.

Results of Operations

Our results are discussed below by business segment:

•	Operating Properties – our wholly and partially owned operating properties;
•
Loan Assets and Loan Securities – our activities related to senior and mezzanine real estate loans as well as commercial mortgage-backed securities including our investment in Concord and prior to July 1, 2009 our Marc Realty venture properties;

REIT Securities – our activities related to the ownership of equity and debt securities in other real estate investment trusts; and
•	Corporate - non-segment specific results which include interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our assets by business segment (in thousands):

	September 30, 2009	December 31, 2008

Operating properties (1)	$337,773	$286,780
Loan assets and loan securities (1)	13,663	146,560
REIT securities	61,786	36,796
Corporate
Cash and cash equivalents	35,147	59,238
Other	24,287	48,720
Total Assets	$472,656	$578,094

(1)
As of July 1, 2009, in conjunction with the restructuring of our preferred equity investment in Marc Realty, our investments in the Included Properties in the Marc Realty portfolio are now classified as equity investments and are included in the operating properties segment.

Total assets decreased by $105,438,000, or 18.2%, from $578,094,000 at December 31, 2008 to $472,656,000 at September 30, 2009.  Cash and cash equivalents decreased by $24,091,000.  In addition, we experienced decreases as described below of $75,269,000 in loan assets and loan securities (exclusive of the transfer of $57,628,000 related to the reclassification of our mezzanine loans and tenant improvement and capital expenditure loans in the Marc Realty portfolio from the loan assets and loan securities segment to the operating properties segment) and of $24,433,000 in other assets.

The decrease in loan assets and loan securities is due primarily to a decrease of $73,061,000 in the carrying value of our equity investment in Concord as a result of the operating loss incurred by Concord for the nine months ended September 30, 2009 and a $31,670,000 other-than-temporary impairment recognized by us on this investment at June 30, 2009 as well as a $4,695,000 other comprehensive income reclassification adjustment.

The decrease in other assets resulted from the utilization of $17,081,000 for the re-acquisition of the Series B-1 Preferred Shares and the net reduction of funds held in escrow of approximately $5,608,000.  The release of escrow funds was primarily the result of $2,678,000 released from the qualified intermediary for the sale of our Biloxi, Mississippi property and $5,227,000 released from the CitiBank cash collateral account and utilized to pay off the $9,800,000 note payable.

Our results of operations and changes in financial position are discussed below.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

Comparison of Nine Months ended September 30, 2009 versus Nine Months ended September 30, 2008

The following table summarizes our results by business segment for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008

Operating properties	$3,512	$3,403
Loan assets and loan securities	(101,149)	(9,992)
REIT securities	21,424	1,035
Corporate expenses	(1,608)	(9,832)
Consolidated loss from continuing operations	$(77,821)	$(15,386)

Operating Properties

	2009	2008

Rents and reimbursements	$32,074	$32,533
Operating expenses	(5,981)	(5,517)
Real estate taxes	(2,059)	(2,180)
Equity in loss of Sealy Northwest Atlanta	(223)	(364)
Equity in loss of Sealy Airpark Nashville	(861)	(913)
Equity in loss of Sealy Newmarket	(504)	(90)
Equity in income of Marc Realty investments	122	-
Operating income	22,568	23,469

Depreciation and amortization expense	(8,276)	(8,948)
Interest expense	(10,780)	(11,118)
Net income	$3,512	$3,403

The decrease in operating income from our operating properties for the comparable periods was due primarily to:

•	a $459,000 decrease in rents and reimbursements due primarily to:
-
a decrease of $681,000 on our wholly-owned net lease portfolio due to the reduced rent pursuant to the restructuring and 10 year extension of the lease for our Plantation, Florida property as of January 1, 2009;

-	a decrease of $263,000 at our Jacksonville, Florida property due to the loss of two tenants who occupied approximately 80% of the property;
-	a decrease of $344,000 at our Lisle, Illinois properties due to an approximate 7% decrease in occupancy at one of the properties in 2009;

Partially offset by:

-
an increase of $107,000 at our Ontario property as a result of a $255,000 increase in rental revenue due to an approximate 2% increase in average occupancy which was partially offset by a $155,000 decline in revenue from the parking facility in 2009;

-	an increase of $570,000 at our River City property due to an approximate 5% increase in average occupancy in 2009;
-	an increase of $95,000 at our Creekwood Apartments property due to an approximate 8% increase in average occupancy in 2009;
•	a $464,000 increase in operating expenses due primarily to increased cost of $322,000 at our River City property and a $113,000 increase in legal and professional fees related to tenant disputes;
•
a $221,000 increase in losses from our Sealy equity investments due primarily to a $414,000 increase in loss related to our Newmarket office complex in Atlanta, Georgia which we acquired in August 2008.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  We received cash distributions of $986,000 from the Sealy equity investments for the nine months ended September 30, 2009; and

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

•
income of $122,000 for the three months ended September 30, 2009 representing our 50% share of operations at our twelve Marc Realty equity investments.  We received distributions of $110,000 during the three months ended September 30, 2009. Prior to July 1, 2009, these investments were included in the loan assets and loan securities segment.

Depreciation, amortization, real estate taxes and interest expenses related to our operating properties remained relatively constant with the comparable prior year period.

Loan Assets and Loan Securities

	2009	2008

Interest	$2,247	$1,171
Equity in earnings (loss) of preferred equity investment	(2,108)	2,518
Equity in loss of Lex-Win Concord	(98,735)	(13,953)
Gain on sale of mortgage backed securities	-	454
Provision for loss on loan receivable	(2,152)	-
Unrealized loss on available for sale loans	(203)	-
Gain on sale of other assets	-	24
Operating loss	(100,951)	(9,786)
General and administrative expense	(198)	-
Interest expense	-	(206)
Net loss	$(101,149)	$(9,992)

The increase in operating loss from loan assets and loan securities for the comparable periods was due primarily to:

•
a $84,782,000 increase in equity in loss from Lex-Win Concord due primarily to our allocable share of the loss from Concord of $71,889,000 for the nine months ended September 30, 2009 which represents an increase of $57,936,000 over the loss allocated for the nine months ended September 30, 2008.  In addition, we recorded a $31,670,000 other-than-temporary impairment loss in 2009 to reduce our equity investment in Lex-Win Concord to zero.

•	a $4,626,000 decrease in equity in earnings from our preferred equity investment, Marc Realty, primarily due to:
-	a $2,664,000 loss from the transfer of our interest in three of the properties in the Marc Realty portfolio in May 2009;
-	a $1,605,000 decrease in earnings as a result of having a lower investment balance in 2009;
-	a $181,000 decrease in gains on sale of real estate; and
-
a $186,000 increase in other-than-temporary impairments.  We recognized $2,186,000 of other-than-temporary impairments on four of our mezzanine loans during the nine months ended September 30, 2009 compared with a $2,000,000 other-than-temporary impairment recognized on one mezzanine loan during the same period in 2008;

•	a $2,152,000 provision for loss on loans receivable related to seven properties in our Marc Realty portfolio;

Partially offset by:

•
a $1,076,000 increase in interest income due primarily to $1,476,000 recognized on two loan assets acquired in June 2009 which was partially offset by a reduction of $422,000 of interest on our tenant improvement and capital expenditure loans which are now reported in the operating properties segment as of July 1, 2009.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

REIT Securities

	2009	2008

Interest and dividends	$4,215	$91
Gain on sale of securities	3,274	2,029
Impairment loss on available for sale securities	-	(207)
Unrealized gain on securities carried at fair value	14,010	-
Equity in loss of Lex-Win Acquisition, LLC	-	(878)
Operating income	21,499	1,035

Interest expense	(75)	-
Net income	$21,424	$1,035

The increase in operating income from REIT securities for the comparable periods was due primarily to:

•
a $4,124,000 increase due primarily to interest and dividends received in 2009 on our REIT investment portfolio as the result of the increased investment in REIT securities for the nine months ended September 30, 2009;

•	a $14,010,000 unrealized gain on securities carried at fair value recognized in 2009; and
•	a $1,245,000 increase in gain on sale of securities.

Corporate

	2009	2008

Interest income	$145	$1,425
General and administrative	(4,951)	(5,119)
Interest expense	(2,273)	(5,903)
Gain on extinguishment of debt	5,682	-
State and local taxes	(211)	(235)
Operating loss	$(1,608)	$(9,832)

The increase in corporate operations for the comparable periods was due primarily to:

•	a $5,682,000 gain on early extinguishment of debt resulting from our 2009 purchases of 1,017,105 of our Series B-1 Preferred Shares at a discount to their liquidation value;
•
a $3,630,000 decrease in corporate interest expense due primarily to lower aggregate payments in 2009 of $2,945,000 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2009 and a reduction of costs of $695,000 related to our KeyBank line of credit; and

•
a $168,000 decrease in general and administrative expenses due primarily to a reduction in the base management fee of $827,000 which was partially offset by a $518,000 increase in professional fees and a $116,000 increase in dues, subscriptions and reporting fees.  The increase in professional fees was primarily the result of a $193,000 increase in audit related expense, $140,000 of legal expenses related to due diligence on certain investments not consummated, $89,000 of legal expenses related to our new shelf registration and an increase of $101,000 for legal expenses related to general representation;

Partially offset by:

•
a $1,280,000 decrease in corporate interest income earned on our cash and cash equivalents due primarily to lower yields on U.S. Treasury securities and other depository accounts during the first nine months of 2009 versus 2008.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

State income taxes were $211,000 and $235,000 for the nine months ended September 30, 2009 and 2008, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Comparison of Three Months ended September 30, 2009 versus Three Months ended September 30, 2008

The following table summarizes our results by business segment for the three months ended September 30, 2009 and 2008 (in thousands):

	2009	2008

Operating properties	$1,214	$1,024
Loan assets and loan securities	1,443	4,370
REIT securities	14,710	37
Corporate expenses	(1,895)	(3,073)
Consolidated income from continuing operations	$15,472	$2,358

Operating Properties

	2009	2008

Rents and reimbursements	$10,642	$10,873
Operating expenses	(2,158)	(1,848)
Real estate taxes	(704)	(766)
Equity in income (loss) of Sealy Northwest Atlanta	19	(128)
Equity in loss of Sealy Airpark Nashville	(289)	(363)
Equity in loss of Sealy Newmarket	(141)	(90)
Equity in income of Marc Realty investments	122	-
Operating income	7,491	7,678

Depreciation and amortization expense	(2,695)	(2,980)
Interest expense	(3,582)	(3,674)
Net income	$1,214	$1,024

The decrease in operating income from our operating properties for the comparable periods was due primarily to:

•	a $231,000 decrease in rents and reimbursements due primarily to:
-
a decrease of $340,000 on our wholly-owned net lease portfolio due to the reduced rent pursuant to the restructuring and extension of the lease for our Plantation, Florida property as of January 1, 2009;

-	a decrease of $253,000 at our Jackonsville, Florida property due to the loss of two tenants who occupied approximately 80% of the property;
-	a decrease of $150,000 at our Lisle, Illinois properties due to an approximate 9% decrease in occupancy at one of the properties in 2009;

Partially offset by:

-	an increase of $151,000 at our Ontario property due to an approximate 4% increase in average occupancy for the three months ended September 30, 2009;
-	an increase of $307,000 at our River City property due to an approximate 3% increase in average occupancy for the three months ended September 30, 2009;
-	an increase of $37,000 at our Creekwood Apartments property due to an approximate 10% increase in average occupancy for the three months ended September 30, 2009;
•	a $310,000 increase in operating expenses due primarily to increased costs of $197,000 at our River City property and a $113,000 increase in legal and professional fees related to tenant disputes;

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

•
a $170,000 decrease in losses from our Sealy equity investments.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  We received cash distributions of $321,000 from the Sealy equity investments for the three months ended September 30, 2009; and

•
income of $122,000 in 2009 representing our 50% share of operations at our 12 Marc Realty equity investments.  We received cash distributions of $110,000 from the Marc investments during the three months ended September 30, 2009.

Depreciation, amortization, real estate taxes and interest expenses related to our operating properties remained relatively constant with the comparable prior year period.

Loan Assets and Loan Securities

	2009	2008

Interest	$1,040	$342
Equity in earnings of preferred equity investment	86	1,100
Equity in earnings of Lex-Win Concord	500	2,904
Gain on sale of other assets	-	24
Operating income	1,626	4,370

General and administrative expense	(183)	-
Net income	$1,443	$4,370

The decrease in operating income from loan assets and loan securities for the comparable periods was due primarily to:

•
a $2,404,000 decrease in earnings from Lex-Win Concord due to our write off of its investment to zero.  The income for the three months ended September 30, 2009 represents a distribution received for its share of asset management fees;

•
a $1,014,000 decrease in equity in earnings from our preferred equity investment, Marc Realty, primarily due to the restructuring of this investment which resulted in a majority of this investment being classified in the operating properties segment effective July 1, 2009; and

•	a $183,000 increase in professional fees incurred related to the acquisition of new loan assets;

Partially offset by:

•
a $698,000 increase in interest income due primarily to $1,025,000 of interest recognized on two loan assets acquired in June 2009 which was partially offset by a $422,000 decrease resulting from the transfer on July 1, 2009 of the tenant improvement and capital expenditure loans to the operating properties segment.

REIT Securities

	2009	2008

Interest and dividends	$1,456	$37
Gain on sale of securities	676	-
Unrealized gain on securities carried at fair value	12,578	-
Operating income	14,710	37

Interest expense	-	-
Net income	$14,710	$37

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

The increase in operating income from REIT securities for the comparable periods was due primarily to:

•	a $12,578,000 unrealized gain on securities carried at fair value as a result of an increase in market value during the three months ended September 30, 2009;
•	a $676,000 gain on sale of securities; and
•
an increase of $1,419,000 in dividend income due primarily to interest and dividends received in 2009 on our REIT investment portfolio as the result of the increased investment in REIT securities during 2009.

Corporate

	2009	2008

Interest income	$31	$761
General and administrative	(1,642)	(1,566)
Interest expense	(715)	(2,255)
Gain on extinguishment of debt	445	-
State and local taxes	(14)	(13)
Operating loss	$(1,895)	$(3,073)

The increase in corporate operations for the comparable periods was due primarily to:

•
a $1,540,000 decrease in corporate interest expense due primarily to lower aggregate payments of $940,000 in 2009 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2009 and a reduction of costs of $605,000 related to our KeyBank line of credit; and

•	a $445,000 gain on extinguishment of debt resulting from our purchase of $100,000 of our Series B-1 Preferred Shares at a discount to their liquidation value;

Partially offset by:

•
a $76,000 increase in general and administrative expenses due primarily to a $226,000 increase in professional fees which was partially offset by the reduction in the base management fee of $176,000.  The increase in professional fees was primarily the result of a $74,000 increase in audit related expense, $29,000 of legal expenses related to due diligence on certain investments not consummated, $54,000 of legal expense related to our new shelf registration, and $57,000 of legal expenses related to general representation; and

•
a $730,000 decrease in corporate interest income earned on our cash and cash equivalents due primarily to lower yields on U.S. Treasury securities and other depository accounts during the three months of 2009 versus 2008.

State income taxes were $14,000 and $13,000 for the three months ended September 30, 2009 and 2008, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Standards

See Item 1. Financial Statements – Note 2.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

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

Our liabilities include both fixed and variable rate debt.  As discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, we seek to limit our risk to interest rate fluctuations through match financing on our loan assets and loan securities as well as through hedging transactions.  In this regard, we entered into the following agreements:

•
An interest rate swap with a $40,000,000 notional amount that effectively converted the interest rate on that portion of principal of our note payable to KeyBank from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80%.  We made a $40,000,000 prepayment on KeyBank’s floating rate debt during the second quarter of 2007. As a result, we settled a portion of the existing interest rate swap with a notional amount of $14,000,000 for $366,000, resulting in an unrealized gain which will be amortized to income over the remaining life of the swap.  The outstanding balance at September 30, 2009 on this loan is approximately $24,372,000.

•
Effective June 24, 2009, we entered into an interest rate swap agreement, with a notional amount of $23,000,000, which will commence January 1, 2010 at the expiration of the existing swap and will cover the balance of the terms through current maturity on the KeyBank loan which is collateralized by various properties.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at September 30, 2009 (in thousands):

	Change in LIBOR(2)
	-0.25%	1%	2%	3%

Change in consolidated interest expense	$-	$-	$-	$-
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(48)	196	392	588
Non-controlling interests share	-	-	-	-
(Increase) decrease in net income	$(48)	$196	$392	$588

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty equity investment.
(2)	The one month LIBOR rate at September 30, 2009 was 0.25%.

Market Value Risk

Our hedge transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract.  The one counterparty of these arrangements is KeyBank.  At the present time, due to the loan interest rate environment, our hedge transaction represents a liability to us.  We have no obligation to post any collateral for the benefit of the counterparty.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

This report and the following discussion of risk factors contain forward-looking statements as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report.  These risks and uncertainties are not the only ones we may face.  Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows.

We, our assets and the entities in which we invest are subject to a number of risks customary for REITs, property owners, loan originators and holders and equity investors as well as a number of risks involved in our investment policy that not all REITs may have.  Material factors that may adversely affect our business operations and financial conditions are summarized below.  As used in this Risk Factors section and except as expressly provided otherwise, references to the terms “we”, “our” or “us” include both the trust and its ventures, including Concord.

We may not be able to invest our cash reserves in suitable investments.

As of September 30, 2009, we had approximately $35,147,000 of cash and cash equivalents available for investment.  Our ability to generate increased revenues is dependent upon our ability to grow our asset base by investing these funds, as well as additional funds which we may raise or borrow, in real estate related assets that will ultimately generate favorable returns.

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

Many of our investments are relatively illiquid and, therefore, our ability to sell properties and purchase other properties, loan assets, loan securities and debt promptly in response to a change in economic or other conditions may be limited. The requirements of the Code with regard to REITs also may limit our ability to sell investments. These considerations could make it difficult for us to dispose of properties, even if a disposition were in the best interest of our shareholders.  As a result, our ability to adjust our portfolio in response to changes in economic and other conditions may be relatively limited, which may result in losses to us.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

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

Certain of our loan obligations or loan assets have floating interest rates.  In such cases, an increase in interest rates would increase our loan obligations while a decrease in interest rates would decrease the interest received on our loan assets.  Where possible we seek to mitigate these risks by acquiring interest rate cap agreements, rate collars and other similar protections.  To the extent we have not mitigated these risks or our actions are ineffective, a fluctuation in interest rates could negatively impact our cash flow due to an increase in loan obligations or a decrease in interest received on our loan assets.

We engage in hedging transactions that may limit gains or result in losses.

We have and may continue to use hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations.  A hedge may not be effective in eliminating all of the risks inherent in any particular position.  Further, we have and could continue to recognize losses on a hedge position which reduces the cash available for distribution.  In addition, we run the risk of default by a counterparty to a hedging arrangement

We must manage our investments in a manner that allows us to rely on an exemption from registration under The Investment Company Act in order to avoid the consequences of regulation under that Act.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

We have significant distribution obligations to holders of our preferred shares.

The provisions of our Series B-1 preferred shares and Series C preferred shares currently require us to make annual distributions presently aggregating approximately $2,268,500 before any distributions may be made on our common shares.

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

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property.  Our credit facilities contain, and other loans that we may obtain in the future contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness.  These restrictions can include, among other things, a limitation on our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense and fixed charges, and a requirement for us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow under our credit facility with KeyBank, National Association is subject to compliance with certain other covenants  including the absence of factors both within and outside of our control which would cause a material adverse change in the loan syndication, financial or capital market conditions.  In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with funds from other sources which may not be available to us, or be available only on unattractive terms.  Concord is subject to similar risks with respect to its credit facilities as well as the additional risks discussed below.

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

Additional issuances of common shares may negatively impact our dividend rate payable on our common shares.

In paying dividends on our common shares we endeavor to have our dividends track cash flow from operations, both recurring and nonrecurring.  Accordingly, as we issue additional common shares, the per share dividend will likely decrease until such time as we can deploy the proceeds from such issuance of common shares in investments which increase our recurring and nonrecurring cash flow.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

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

The value of an investment in us depends upon our financial performance and the value of our operating properties, both those presently held as well as future investments, which are subject to the risks normally associated with the ownership, operation and disposal of real estate properties and real estate related assets, including:

•	adverse changes in general and local economic conditions which affect the demand for real estate assets;

•	competition from other properties;

•	changes in interest rates and the availability of financing;

•	the cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, space in the markets in which our properties are located;

•	the attractiveness of our properties to tenants and purchasers;

•	how well we manage our properties;

•	changes in market rental rates and our ability to rent space on favorable terms;

•	the financial condition of our tenants and borrowers including bankruptcy or insolvency of tenants and borrowers;

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

•	the need to periodically renovate, repair and re-lease space and the costs thereof;

•	increases in maintenance, insurance and operating costs;

•	civil unrest, armed conflict or acts of terrorism against the United States; and

•	earthquakes floods and other natural disasters or acts of God that may result in uninsured losses.

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

We are subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet, or the terms of renewal or reletting, including the cost of any required renovations, may be less favorable than the current lease terms.  This risk is substantial with respect to our net leased properties as single tenants lease 100% of each property.  Nineteen of our properties, containing an aggregate of approximately 2,896,000 square feet of space are net leased to seven different tenants.  Leases accounting for approximately 16% of the aggregate annualized base rents from our operating properties for 2008, representing approximately 14% of the net rentable square feet at the properties, are scheduled to expire in 2009. Other leases grant tenants early termination rights upon payment of a termination penalty.  Lease expirations will require us to locate new tenants and negotiate replacement leases with new tenants.  The costs for tenant improvements, tenant concessions and leasing commissions, with respect to new leases, are traditionally greater than costs relating to renewal leases.  If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases, or if the rental rates upon such renewal or reletting are significantly lower than expected, our revenue and net income could be adversely affected.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

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

With respect to upcoming maturities, none of our loans are scheduled to mature in 2009, inclusive of extension rights. As of September 30, 2009 there are $1,870,000 of scheduled principal payments on mortgage loans remaining in 2009.  After giving effect to extension rights, approximately $15,784,000 is scheduled to be paid down or mature in 2010 and $207,800,000 is scheduled to be paid down or mature in 2011 or later.

Some of our potential losses may not be covered by insurance.

We will use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms.  This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment and also may result in certain losses being totally uninsured.  Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it not feasible to use insurance proceeds to replace the property after such property has been damaged or destroyed.  Under such circumstances, the insurance proceeds, if any, received by us might not be adequate to restore our economic position with respect to such property.  With respect to our net leased properties, under the lease agreements for such properties, the tenant is required to adequately insure the property, but their failure or inability to have adequate coverage might adversely affect our economic position with respect to such property.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

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

Our commercial real estate loan assets and loan securities are directly and indirectly secured by income producing property. These loans are subject to risks of delinquency and foreclosure as well as risk associated with the capital markets. The ability of a borrower to repay a loan secured by an income producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower.  If a borrower were to default on a loan, it is possible that we would not recover the full value of the loan.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

Concord prices its assets based on its assumptions about future credit spreads for financing of those assets.  Concord has obtained in the past longer term financing for its assets using structured financing techniques, such as Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1.  Such issuances entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR.  If the spread that investors are paying on structured finance vehicles over the benchmark widens and the rates Concord charges on its securitized assets are not increased accordingly, this may reduce Concord’s income or cause losses.

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

If the market value of the loan assets and loan securities pledged or sold by Concord to counterparties decline in value, which decline is determined, in most cases, by the repurchase counterparties, Concord may be required by the repurchase counterparties to provide additional collateral or pay down a portion of the funds advanced.  Posting additional collateral to support its repurchase facilities will reduce Concord’s return on assets and liquidity as well as limit its ability to leverage its assets.  If Concord cannot post additional collateral, Concord will be required to satisfy the margin calls in cash.  Accordingly, if Concord is required to use its cash, or if it does not have sufficient cash, to meet such requirements, absent additional capital from us and/or others, it will result in a rapid deterioration of Concord’s financial condition and solvency as well as the loss of assets to the repurchase counterparties, thereby adversely affecting the trust’s investment in Concord.  In this regard, Concord is required to reduce the outstanding balance under its repurchase agreement with Column Financial, Inc. which had an outstanding balance of approximately $79,313,000 as of September 30, 2009, to $60,000,000 by December 31, 2009. It is expected this reduction will be satisfied, if at all, from sales of certain assets pledged under the repurchase agreement.

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

We may not recover any of our equity investment in Concord.

As of June 30, 2009, we wrote down our investment in Concord to zero.  While the write down of our investment in Concord to zero for financial statement purposes should not convey to investors that we and our partners have ceased to work towards equity recovery, there can be no assurance that we will recover any of our investment in Concord.

In addition, as of August 26, 2009, Concord’s independent registered public accounting firm reissued its audit report, dated March 1, 2009, relating to Concord’s financial statements at December 31, 2008 to raise substantial doubt as to Concord’s ability to continue as a going concern because Concord had suffered losses from operations and was in violation of certain debt covenants, a s a result of certain events that occurred subsequent to the date of their original report.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

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

Our investments in REIT securities involve special risks. These risks include many, if not all, of the foregoing risks which apply to an investment in us, including: (i) risks generally incident to interests in real property; (ii) risks associated with the failure to maintain REIT qualification; and (iii) risks that may be presented by the type and use of a particular commercial property.

Ability of our advisor to operate properties directly affects our financial condition.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

The incentive fee payable to our advisor may be substantial.

Pursuant to the terms of the advisory agreement, our advisor is entitled to receive an incentive fee equal to 20% of any amounts available for distribution in excess of a threshold amount.  The incentive fee is only payable at such time, if at all, (i) when holders of our common shares receive aggregate distributions above a threshold amount (effectively a return of capital plus 7% per annum) or (ii) upon termination of the advisory agreement, if the value of our assets exceed the threshold amount based on then current market values and appraisals.  That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received the threshold amount or, if the advisory agreement is terminated, if the assets of the trust exceed the threshold amount.  At September 30, 2009 the threshold amount was approximately $352,473,000, which was equivalent to $20.24 for each of our common shares on a fully diluted basis.  At such time as shareholders’ equity in our financial statements exceeds the threshold amount, we will record a liability equal to approximately 20% of the difference between shareholders’ equity and the threshold amount in accordance with GAAP.

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
FORM 10-Q SEPTEMBER 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: November 9, 2009	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: November 9, 2009	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 0 Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

3.2	Bylaws of the Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Form 8-K filed November 6, 2009.	-

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008	-

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust - Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	-

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	-

4.5	Amendment No. 1 to Series B-1 Certificate of Designations - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	-

4.6
Certificate of Designations for Series C Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 2, 2009.

10.1	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002 - Incorporated by reference to Exhibit 10.Q to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002.	-

10.2	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.3	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008	-

10.4	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.5	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

10.7	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 23, 2004.	-

10.8	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.11 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.9	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 23, 2004.	-

10.10	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 23, 2004.	-

10.11	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 23, 2004.	-

10.12	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 23, 2004.	-

10.13	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005	-

10.14	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P.	-

10.15	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation - Incorporated by reference to Exhibit 10 to the Trust’s Form 8-K filed February 18, 2005.	-

10.16	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	-

10.17	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	-

10.18	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	-

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2009

10.19	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	-

10.20	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	-

10.21	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 10, 2005.	-

10.22	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 21, 2005.	-

10.23	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 21, 2005.	-

10.24	Second Amendment to Loan Agreement, dated as of December 16, 2008- Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 22, 2008.	-

10.25	Third Amendment to Loan Agreement, dated as of December 16, 2008- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 22, 2008	-

10.26	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	-

10.27	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.28	Second Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated August 2, 2008, between Lex-Win Concord LLC and Inland American (Concord) Sub LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed August 4, 2008	-

10.29	Limited Liability Company Agreement of Lex-Win Concord LLC, dated August 2, 2008, among WRT Realty L.P., The Lexington Master Limited Partnership and WRP Sub-management LLC - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed August 4, 2008	-

10.30	Form of Series B-1 and Series C Preferred Share Purchase Agreement, dated November 1, 2009 - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 2, 2009

10.31
Investor Rights Agreement (Series C Preferred Shares), dated November 1, 2009, between Winthrop Realty Trust and the investors party thereto - - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 2, 2009

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith