Form 10-K
period 2009-12-31
Winthrop Realty Trust
filed 2010-03-15
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of March 1, 2010, there were 20,422,868 Common Shares outstanding.

At June 30, 2009, the aggregate market value of the Common Shares held by non-affiliates was $118,091,829.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2009, are incorporated by reference into Part III hereof.

WINTHROP REALTY TRUST
CROSS REFERENCE SHEET PURSUANT TO ITEM G,
GENERAL INSTRUCTIONS TO FORM 10-K

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Any statements included in this prospectus, including any statements in the document that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events.  Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions.  Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized.  Such forward-looking statements include statements with respect to:

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

•	our ability, and that of our assets and acquired properties and businesses to grow.

You are cautioned that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties.  Actual results may differ materially from those in the forward-looking statements as a result of various factors.  The information contained or incorporated by reference in this report and any amendment hereof, including, without limitation, the information set forth in “Item 1A- Risk Factors” below or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

SHARE SPLIT

In November 2008 Winthrop Realty Trust effected a 1-for-5 reverse stock split, which we refer to as the Reverse Split, of its Common Shares of Beneficial Interest, which we refer to as Common Shares, pursuant to which each of five shares of its Common Shares issued and outstanding as of the close of the market on November 28, 2008 were automatically combined into one Common Share, subject to the elimination of fractional shares.  All Common Share and per Common Share data included in this Annual Report on Form 10-K and the accompanying Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Reverse Split.

PART I

ITEM 1.  BUSINESS

General

Winthrop Realty Trust is a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code (“Code”), formed under the laws of the State of Ohio. We conduct our business through our wholly owned operating partnership, WRT Realty L.P., a Delaware limited partnership, which we refer to as the Operating Partnership.  All references to the “Trust”, “we”, “us”, “our”, “WRT” or the “Company” refer to Winthrop Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

We are engaged in the business of owning real property and real estate related assets which we categorize into three operating segments: (i) the ownership of investment properties, which includes properties in joint ventures which we consolidate or account for on a equity basis which we refer to as operating properties; (ii) the origination and acquisition of senior and mezzanine loans and debt securities secured directly or indirectly by commercial and multi-family real property, which we refer to as loan assets; and (iii) the ownership of equity and debt securities in other REITs, which we refer to as REIT securities.

At December 31, 2009 we held (i) interests in properties containing approximately 8.5 million square feet of rentable space, owned either directly by us or through joint ventures; (ii) loan assets totaling $31,774,000; (iii) REIT securities with a market value of $52,597,000 (iv) and cash and cash equivalents of $66,493,000.

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

History

We began operations in 1961 under the name First Union Real Estate Equity and Mortgage Investments. Effective December 31, 2003, FUR Investors LLC acquired 32% of our then outstanding Common Shares and FUR Advisors LLC, which we refer to as FUR Advisors or our Advisor, was retained as our external advisor, our Board of Trustees was substantially reconstituted and Michael Ashner was appointed CEO and he entered into an exclusivity agreement with the Trust.  Since January 1, 2004, we have been externally managed by FUR Advisors.  Both FUR Advisors and FUR Investors LLC are separate entities controlled by and owned by our current executive officers as well as other members of the senior management of AREA Property Partners, formerly known as Apollo Real Estate Advisors Inc., a New York based real estate investment fund.

With our new management, commencing January 1, 2004, we began to seek out more opportunistic investments across the real estate spectrum, whether they be operating properties, loan assets or investments in other REITs.  From January 1, 2004 through December 31, 2009 we have increased our asset base from $289,968,000 to its current level of $493,192,000 which is detailed below under “Assets.”  In particular, we have engaged in certain portfolio type investments including: (i) the acquisition in November 2004 of 16 triple-net leased properties containing approximately 2.5 million gross square feet; (ii) commencing in April 2005, the making of participating mezzanine loans and acquisition of equity interests in a portfolio of 22 properties located primarily in the Chicago, Illinois area (see “Marc Realty Portfolio” below); and (iii) the formation in March 2006, together with Newkirk Realty Trust, Inc., which we refer to as Newkirk, of Concord Debt Holdings LLC, which we refer to as Concord, an entity formed for the purpose of acquiring and originating loan assets (see “Concord and Lex-Win Concord” below).

On January 1, 2005 we elected to form the Operating Partnership and contributed all of our assets to the Operating Partnership in exchange for 100% of the ownership interests in the Operating Partnership.  Our Operating Partnership structure, commonly referred to as an umbrella partnership real estate investment trust or “UPREIT” structure, provides us with additional flexibility when acquiring properties as it enables us to acquire properties for cash and/or by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership.  Although we have not yet issued any limited partnership interests in connection with the acquisition of an asset, we believe that this structure  can facilitate our ability to acquire portfolio and individual properties by enabling us to structure transactions which may defer tax gains for a seller while preserving our available cash for other purposes.

Management

Under the terms of the Advisory Agreement between FUR Advisors and us, FUR Advisors administers our affairs including seeking, servicing and managing our investments.  For providing these and other services, FUR Advisors receives a base management fee and is entitled to an incentive fee after common shareholders have received a return of equity and a cumulative 7% annual return thereon.  See “Employees” below for a description of the fees payable to FUR Advisors.

Pursuant to our bylaws, our executive officers are permitted to acquire or dispose of an investment with an aggregate value of $5,000,000 or less without the consent of our Board of Trustees.  However, if such transaction is with (i) our Advisor (and any successor advisor), Michael Ashner, or any of their respective affiliates; (ii) certain stated entities which are, or were, affiliated with us; (iii) a beneficial owner of more than 4.9% of our outstanding Common Shares, either directly or upon the conversion of any of our Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, which we refer to as our Series B-1 Preferred Shares, or Series C Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, which we refer to as our Series C Preferred Shares; or (iv) a beneficial owner of more than 4.9% of any other entity in which we hold a 10% or greater interest, then regardless of the amount of the transaction, such transaction must be approved by a majority of our independent trustees, acting in their capacity as members of our Conflicts Committee.

Investment, Operating and Capital Strategy

Our business objective is to maximize long-term shareholder value through the acquisition of assets which we believe can generate an overall risk adjusted superior return based on current market conditions through a combination of appreciation as well as recurring or potentially recurring cash flow.  As a result of our emphasis on total return, while we seek to achieve a stable, predictable dividend for our shareholders, we do not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return.  We believe this approach will ultimately result in long term increased share value.

In light of our emphasis on total return risk adjusted investing, we are an opportunistic investor and, with the exception of certain self-imposed restrictions as described below, do not limit ourselves to the type, class or specific location of real estate investments.  As such, from time to time the types of real estate investments we will acquire may vary and are not predicatable.  In this regard, as opportunities present themselves and as market conditions dictate, we will focus our investment activity in one or more of our business segments and aggressively pursue such opportunities.  That is, subject to economic and credit market conditions, we will seek to:

➢	acquire operating properties of specific property types and locations that we believe:
o	are undervalued,
o	present an opportunity to outperform the marketplace while providing recurring current or potentially recurring cash flow, or
o	can provide superior returns through an infusion of capital and/or improved management;
➢	acquire portfolios or interests in portfolios at properties within characteristics similar to the above;
➢	acquire loan assets utilizing the same criteria for operating properties;
➢	acquire securities issued by other REITs we believe are undervalued; and

➢
divest investments as they mature in value to the point where we may be unlikely to achieve better than market returns and redeploy capital to what we believe to be higher yielding opportunities.  Consistent with our total return approach to investing, it is not possible to predict when we will exit any particular investment.

By way of example, with the significant decline in stock prices during 2008 and early 2009 in general, and REIT shares in particular, we determined that the better utilization of our capital was in undervalued equity and debt securities of other REITs as well as repurchasing our own Series B-1 Preferred Shares.  In this regard, through December 31, 2009, we have acquired 2,041,000 Series B-1 Preferred Shares at a combined 26.2% discount from their liquidation value.  In addition, we hold equity (primarily preferred shares) and debt securities of other REITs, which we acquired for an aggregate purchase price of $36,266,000 and had a market value of approximately $52,597,000 at December 31, 2009.  Further to this point, towards the end of 2009, we acquired loan assets at a discount that we believed to have a strong current return together with appreciation potential and secured by assets we believe to have a large upside.

Another example, during July 2009 we restructured our preferred equity investments with Marc Realty.  In doing so, we effectively transferred our interest in several suburban Chicago properties, which in our view were not likely to recover in the near term, and required future capital investment and riskier potential returns.  In exchange, we received an increased overall interest in five downtown Chicago properties we considered to be opportunities of a lower risk profile with a better return potential and more aligned with our investment strategy.

Based on current market conditions, we expect to concentrate our investment activity primarily in major metropolitan cities in the United States as we believe that as the economy and real estate values recover, these locations will experience recovery first and most significantly increase in market value.  Similarly, we expect to currently concentrate our investment activities in assets that we believe are higher quality office, retail and multi-family properties along with high-end hospitality assets as we expect these too will be the first to recover.  We do not pursue those investments in which there is a significant component of raw land, development risk, specialty real estate or condominiums, unless the condominium project can be converted to a conventional multi-family property.

We further seek to limit risk by seeking to make our investments through discrete single purpose entities in which we do not guaranty, other than customary environmental and recourse carve-out guarantees, the debt of our single purpose subsidiaries, thereby limiting the risk of loss to that particular investment or joint venture.  To enhance our total return, we utilize leverage.  In addition, strategic co-investment ventures managed by us with institutional and high net worth investors may enhance our total return with asset management and other fees, and promoted economic interests and appreciation.

Since December 2005, we have paid regular dividends to our shareholders.  In paying dividends we have always sought to have our dividends track recurring cash flow from operations.  As a result, while we intend to continue paying dividends each quarter, future dividend declarations will be at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition, capital requirements, utilization of available capital losses and net operating loss carryforwards, distribution requirements for REITs under the Code, and such other factors as our Board of Trustees deem relevant.  Subject to the foregoing, we expect to continue distributing our recurring current cash flow from operations after reserving normal and customary amounts thereby allowing us to maintain our capital.  In addition, when deemed prudent or necessitated by applicable distribution requirements for REITs under the Code we may make one or more special distributions during any particular year.  In light of the foregoing, in 2009 we reduced our quarterly dividend from $0.325 per share to $0.25 per share for the first three quarters of 2009 and, as a result of the issuance of additional Common Shares during the fourth quarter of 2009 from our rights offering, the proceeds of which have not yet been invested in accretive investments, we reduced it again to $0.1625 for the fourth quarter of 2009.  This represents our existing budgeted recurring cash flow generated by assets currently owned and excludes any potential future cash flow generated from the investment of the substantial cash and cash equivalents on hand.  Additionally, during a favorable investing environment, we expect that we will utilize our capital loss carryforwards to shelter capital gains from dispositions of our assets so that we may use the proceeds for reinvestment.  We expect to continue applying these standards with respect to our dividends on a quarterly basis which may cause the dividends to increase or decrease depending upon cash flow.

As a REIT, we are dependent primarily on external financing to fund the growth of our business because one of the requirements for a REIT is that it distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its shareholders.  We have historically used the public equity markets and secured financing as our primary sources of capital including raising capital through rights offerings to our then existing shareholders as we did in November 2009.  We expect to continue to fund our investments through one or a combination of: cash reserves, borrowings under our credit facility, redeployment of capital from timely asset sales, property loans, the issuance of debt or equity or the formation of joint ventures.  Finally, we maintain a stock purchase and dividend reinvestment plan which enables our existing shareholders to reinvest their dividends as well as purchase additional shares at a discounted price.

Assets

Operating Properties

These are discussed below under ITEM 2 – Properties.

Loan Assets

The following table sets forth certain information relating to our loans receivable, carried at historical cost, and loan securities carried at fair value.

All information presented is as of December 31, 2009, except as noted.  Dollars are stated in thousands.

Loan Position	Asset Type	Location	Interest Rate	Carrying Amount (1)	Par Value	Maturity Date (2)	Senior Debt (3)

B Note	Office	San Francisco, CA	6.48%	$4,282	$38,796	06/09/13	$35,000
Mezzanine	Office	San Francisco, CA	15.00%	1,211	1,200	06/09/13	73,796
Whole loan	Office	Phoeniz, AZ	9.84%	5,505	7,219	06/09/12	-
B Note	Hotel	Beverly Hills, CA	Libor + 1.74%	5,384	10,000	08/09/13	165,000
B Note	Retail	New York, NY	Libor + 1.50%	6,638	15,000	11/01/11	81,559
Mezzanine	Mixed use	New York, NY	6.79%	2,364	3,500	07/11/17	22,500
Mezzanine (4)	Office	Chicago, IL	8.5%	717	717	12/31/16	18,517
Rake Bonds	Office	Burbank, CA	(5)	1,500	6,364	12/01/10	15,666
Rake Bond	Hotel	West Hollywood, CA	Libor + 1.75%	161	1,140	07/12/11	77,600
				$27,762	$83,936

(1)	Carrying amount includes all applicable accrued interest and accretion of discount.
(2)	After giving effect to all contractual extensions.
(3)	Debt secured by the underlying property which is senior to our loan.
(4)	Represents a tenant improvement and capital expenditure loan collateralized by a subordinate mortgage or the ownership interest in the property owner.
(5)	Ranges from Libor + 0.65% to Libor + 1.60%.

160 Spear Street, San Francisco, CA

On June 1, 2009, we acquired from Concord for $38,409,000 a $73,796,000 first mortgage loan collateralized by a 19 story, 289,000 square foot office building located at 160 Spear Street, San Francisco, California, which we refer to as the 160 Spear Loan.   In connection with our acquisition of the 160 Spear Loan, we agreed to make additional advances to the borrower in equal quarterly installments of $600,000 over the next two years up to a maximum of $4,800,000.

On July 14, 2009, we split the 160 Spear Loan into a $35,000,000 A Note which bears interest at 9.75% and a $38,796,000 B Note which bears interest at 6.48% and may be satisfied at a discounted payoff amount of $15,000,000.  In addition, our $4,800,000 future funding obligation was restructured into a mezzanine loan which bears interest at 15% per annum.  Simultaneously with the restructuring, we sold to an unrelated third party the A Note at par resulting in us having a remaining $3,409,000 investment in the 160 Spear Loan together with a commitment to advance up to $4,800,000.  As of December 31, 2009 we had advanced $1,200,000 to the borrower.

Both the first mortgage loan and the mezzanine loan require monthly payments of interest only and mature on June 9, 2012, subject to a one-year extension which extension requires the payment of an $850,000 extension fee.

Siete Square, Phoenix, AZ

On June 1, 2009, we acquired from Concord for $5,500,000 a $7,219,000 first mortgage loan collateralized by a two-building four story office complex containing 116,000 square feet located at 3737 and 3877 North 7th Street, Phoenix, Arizona, which we refer to as the Siete Square Loan. The Siete Square Loan has an outstanding principal balance of $7,219,000, bears interest at fixed rate of 9.84% and matures on June 9, 2012.  The borrower has the right to prepay the loan at any time for a discounted payoff amount of $5,500,000.

On February 5, 2010, we sold to Concord a $3,000,000 8% senior participaton interest at par.

Beverly Hills Hilton Hotel, Beverly Hills, CA

On December 9, 2009, we acquired from an unrelated third party for $5,250,000, a $10,000,000 participating interest in a $33,000,000 B Note which is part of the $300,000,000 financing collateralized by the Beverly Hills Hilton Hotel located in Beverly Hills, California.  Our participating interest is senior to $23,000,000 of the B Note, bears interest at a rate equal to Libor + 1.74% and matures on August 9, 2013.

Metropolitan Tower, New York, NY

On December 16, 2009, we acquired from Concord for $6,500,000, a $15,000,000 B-Note collateralized by 259,000 square feet of office condominium interests in the first 18 floors of a 78-story building located in Manhattan, New York City.  This loan bears interest at a rate equal to Libor + 1.50% and matures in November 2011.

Wellington Tower, New York, NY

On December 18, 2009, we acquired from Concord for $2,350,000, a $3,500,000 mezzanine loan collateralized by approximately 41,000 square feet of retail space and a garage located in a residential tower on the Upper East Side of New York City.  This loan bears interest at a fixed rate of 6.79% and matures in July 2017.

West Olive Avenue, Burbank, CA

On December 18, 2009, we acquired from Concord for $1,500,000, four rake bonds in a first mortgage loan with an aggregate par value of $6,364,000.  The rake bonds are collateralized by a 10-story, 151,000 square foot office building located at 2600 West Olive Avenue in Burbank, California.  The bonds bear interest at a rate ranging from Libor + 0.65% to Libor + 1.60% and mature in December 2010.

Concord and Lex-Win Concord

In March 2006, together with Newkirk, we formed Concord for the purpose of acquiring and originating a diversified portfolio of real estate loans and securities.  In connection with the merger of Newkirk into Lexington Realty Trust, which we refer to as Lexington, Lexington acquired Newkirk’s interest in Concord.  We and Lexington had each invested $162,500,000 in Concord by March 2008.  On August 2, 2008, together with Lexington, we restructured our investment in Concord by forming Lex-Win Concord LLC, a 50% owned joint venture with Lexington which we refer to as Lex-Win Concord, and admitted Inland American Concord Sub, LLC, which we refer to as Inland, as a preferred member in Concord.  At December 31, 2008 Inland had made total capital contributions to Concord aggregating $76,000,000, primarily to reduce the outstanding balance on one of Concord’s repurchase agreements.

Concord’s business had been to acquire and originate loan assets collateralized by real estate assets including mortgage loans, subordinate interests in whole loans, mezzanine loans, preferred equity and commercial real estate securities including CMBS and CDOs.  Concord sought to finance its loan assets through various structures including repurchase facilities, credit lines, term loans and securitizations and, in this regard Concord formed Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1, pursuant to which it financed approximately $464,744,000 of its loan assets.

The disruption in the capital and credit markets (i) increased margin calls on Concord’s repurchase agreements, (ii) effectively eliminated the ability to issue CDOs or obtain new financing and (iii) resulted in the decline in the fair value of its loan assets beginning in the fourth quarter of 2007.  As a result, Concord’s original strategy became   unfeasible and Concord began seeking to restructure its existing financing instruments in an effort to preserve, to the extent possible, the remaining value, if any, in its portfolio.  Although we, together with our partners, have not ceased to work towards some equity recovery, due to the significant decline in the fair value of Concord’s assets, as of June 30, 2009, we had written down our investment in Concord to zero for financial statement purposes.

On May 22, 2009, a wholly-owned subsidiary of Inland filed a legal action against Lex-Win Concord and Concord generally seeking declaratory relief that Inland should not be required to satisfy the May 11, 2009 capital call made by Concord in the amount of $24,000,000 and that Inland is entitled to a priority return of its capital.  Lex-Win Concord filed counterclaims against Inland which state, in general, that Inland is in material breach of their agreements with Lex-Win Concord and seeking to recover all losses incurred by it as a result of such breach.

On December 21, 2009, the applicable parties and certain of their affiliates entered into a settlement agreement to resolve the action which would provide for, among other things, no obligation on any of the parties to make additional capital contributions to Concord, the allocation of distributions equally among Inland, Lexington, and Winthrop and the formation of a new entity to be owned by subsidiaries of Inland, Lexington and Winthrop which, under certain circumstances, would contribute assets to CDO-1.  The implementation of the settlement agreement is conditioned on certain events including the ability of certain CDO-1 bonds held by Concord Debt Funding Trust, a subsidiary of Concord, to be cancelled.

If Concord Debt Funding Trust is unable to cancel the CDO-1 bonds, CDO-1 will likely fail its financial covenants, Concord will be in default of the CDO indenture and any excess cash flow of CDO-1 that previously went to Concord will be directed to accelerate the repayment of the senior debt tranches of the CDO-1 bonds.

REIT Securities

At December 31, 2009 our investments in REIT securities consisted of the following:

	Cost	Fair Value

Senior debentures	$13,597,000	$18,794,000
Preferred Shares	14,435,000	24,153,000
Common Shares	8,234,000	9,650,000
	$36,266,000	$52,597,000

Revolving Line of Credit

For information on our Revolving Line of Credit, see ITEM 8 – Financial Statements and Supplementary Data, Note 11.

Employees

As of December 31, 2009, we had no employees. Our affairs are administered by our Advisor, pursuant to the terms of the Advisory Agreement, which includes providing asset management services and coordinating with our shareholder transfer agent and property managers.  Under the Advisory Agreement, during 2009 we paid our Advisor a quarterly base management fee equal to 1.5% of our issued and outstanding equity securities plus (ii) 0.25% of any equity contribution by an unaffiliated third party to a venture managed by us.  For purposes of the calculation, the 15,754,495 Common Shares outstanding at January 1, 2009 were valued at $11.00 and with respect to the 1,496,000 Series B-1 Preferred Shares outstanding after giving effect to the repurchases of Series B-1 Preferred Shares during the fourth quarter of 2008 and the first quarter of 2009 were valued at $25.00 per Series B-1 Preferred Share.  Any additional future conversions, redemptions or repurchases of the Series B-1 Preferred Shares do not reduce the base equity for purposes of the base management fee calculation.

Effective January 1, 2010, the Advisory Agreement was amended to revert the determination of the issuance price of Common Shares back to the pre 2009 definition.  This change will result in an increase to the annual advisory fee payable to the Advisor of approximately $2,100,000, which increase will be phased in with 54% of the increase being paid during 2010 and then 100% of the increase being paid commencing in 2011.

Pursuant to the terms of the Advisory Agreement, in addition to receiving a base management fee, FUR Advisors is entitled to receive an incentive fee for administering the Trust.  FUR Advisors, or its affiliate, is also entitled to receive property and construction management fees at commercially reasonable rates, as determined by our independent Trustees.  The incentive fee which is equal to 20% of any amounts available for distribution in excess of a threshold amount (as defined) is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate distributions above a threshold amount or (ii) upon termination of the Advisory Agreement, if the net value of our assets exceed the threshold amount based on then current market values and appraisals.  That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received a return of invested capital (based on initial share issuance price) plus a 7% annual return thereon (the threshold amount) or, if the Advisory Agreement is terminated, if the assets of the Trust exceed the threshold amount.  At December 31, 2009 the threshold amount was approximately $394,205,000, which was equivalent to $17.68 per diluted Common Share. At such time as shareholders’ equity exceeds the threshold amount, we will record a liability equal to approximately 20% of the difference between shareholders’ equity and the threshold amount.

Competition

We have competition with respect to our acquisition of operating properties and our acquisition and origination of loan assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  In addition, some of our competitors may have higher risk tolerances or make different risk assessments, which could allow them to consider a wider variety of investments.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

We will continue to capitalize on the acquisition and investment opportunities that our Advisor brings to us as a result of its acquisition experience as well as our partners in ventures which serve as platforms to investments in various geographic areas and particular classes of assets.  We derive significant benefit from our present advisor structure, where our Advisor’s experienced management team provides us with resources at substantially less cost than if such persons were directly employed by us.  Through its broad experience, our Advisor’s senior management team has established a network of contacts and relationships, including relationships with operators, financing sources, investment bankers, commercial real estate brokers, potential tenants and other key industry participants.

Environmental Regulations

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety.  These are discussed further under ITEM 1A – Risk Factors.

Segment Data

Business segment data may be found under ITEM 8 – Financial Statements and Supplementary Data, Note 20.

Additional Information

The following materials are available free of charge through our website at www.winthropreit.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended:

•	our Annual Reports on Form 10-K and all amendments thereto;
•	our quarterly reports on Form 10-Q and all amendments thereto;
•	our current reports on Form 8-K and all amendments thereto;
•	other SEC filings;
•	organizational documents;
•	Audit Committee Charter;
•	Compensation Committee Charter;
•	Conflicts Committee Charter;
•	Nominating and Corporate Governance Committee Charter;
•	Code of Business Conduct and Ethics; and
•	Corporate Governance Guidelines.

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

NYSE Certification

As required by applicable New York Stock Exchange listing rules, on June 19, 2009, following our 2009 Annual Meeting of Shareholders, our Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards.

ITEM 1A – RISK FACTORS

We, our assets and the entities in which we invest are subject to a number of risks customary for REITs, property owners, loan originators and holders and equity investors as well as a number of risks involved in our investment, operating, and capital strategy policy that not all REITs may have.  Material factors that may adversely affect our business operations and financial conditions are summarized below.  As used in this Risk Factors section and except as expressly provided otherwise, references to the terms “we”, “our” or “us” include both us and our ventures.

We may not be able to invest our cash reserves in suitable investments.

As of December 31, 2009, we had approximately $66,493,000 of cash and cash equivalents available for investment.  Our ability to increase entity value is dependent upon our ability to grow our asset base by investing these funds, as well as additional funds which we may raise or borrow, in real estate related assets that will ultimately generate more favorable returns.

We are subject to significant competition and we may not compete successfully.

We have significant competition with respect to our acquisition of operating properties and our acquisition and origination of loan assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors some of which may have a lower cost of funds and access to funding sources that are not available to us.  In addition, many of our competitors have greater resources than we do and for this and other reasons, we may not be able to compete successfully for particular investments.

Investing through ventures presents additional risks.

Our investments in ventures present additional risks such as our having objectives that differ from those of our partners or in the investments we make, becoming involved in disputes concerning operations, or possibly competing with those persons for investments unrelated to our venture.  In addition, where we do not control the venture, we rely on the internal controls and financial reporting controls of our partners and, as such, their failure to comply with applicable standards may adversely affect us.

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

 Many of our investments are relatively illiquid and, therefore, our ability to sell or purchase assets in response to a change in economic or other conditions may be limited. The requirements of the Code that we hold assets for a set period of time or risk losing status as a REIT also may limit our ability to sell investments. These considerations could make it difficult for us to dispose of assets, even if a disposition were in the best interest of our shareholders.  As a result, our ability to adjust our portfolio in response to changes in economic and other conditions may be relatively limited, which may result in losses and lost opportunities.

We leverage our portfolio, which may adversely affect our financial condition and results of operations.

We seek to leverage our portfolio through borrowings.  Our return on investments and cash available for distribution to holders of our Series B-1 and Series C Preferred Shares and Common Shares may be reduced to the extent that changes in market conditions make new borrowings or refinancing of existing debt difficult or even impossible or cause the cost of our financings to increase relative to the income that can be derived from the assets.  Our debt service payments reduce the cash available for distributions to holders of Series B-1 and Series C Preferred Shares and Common Shares.  We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or forced sale to satisfy our debt obligations.  A decrease in the value of the assets may lead to a requirement that we repay certain existing or future credit facilities.  We may not have the funds available, or the ability to obtain replacement financing, to satisfy such repayments.

We may change our investment and operational policies.

We may change our investment and operating strategy either voluntarily or as result of changing economic conditions, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time which could result in our making investments that are different from, and possibly riskier than, our current investments.  A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our financial condition, results of operations, share price and our ability to make distributions.

Interest rate fluctuations may reduce our investment return.

Certain of our loan obligations and loan assets have floating interest rates.  In such cases, an increase in interest rates would increase our loan obligations while a decrease in interest rates would decrease the interest received on our loan assets.  Where possible we seek to mitigate these risks by acquiring interest rate cap agreements, rate collars and other similar protections.  To the extent we have not mitigated these risks or our actions are ineffective, a fluctuation in interest rates could negatively impact our cash flow due to an increase in loan obligations or a decrease in interest received on our loan assets.

We engage in hedging transactions that may limit gains or result in losses.

We have and may continue to use hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations.  A hedge may not be effective in eliminating all of the risks inherent in any particular position.  Further, we have and could in the future recognize losses on a hedge position which adversely effects our financial condition and results of operations.  In addition, we run the risk of default by a counterparty to a hedging arrangement.

We must manage our investments in a manner that allows us to rely on an exemption from registration under The Investment Company Act in order to avoid the consequences of regulation under that Act.

We intend to operate our business so that we are exempt from registration as an investment company under the Investment Company Act of 1940, as amended. Therefore, the assets that we may invest in, or acquire, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. If we are required to make investments in order to be exempt from registration, such investments may not represent an optimum use of our capital when compared to other available investments.

We may not be able to obtain capital to make investments.

As a REIT, we are dependent primarily on external financing to fund the growth of our business because one of the requirements for a REIT is that it distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its shareholders.  Accordingly, to the extent we are unable to obtain debt or equity financing it will likely have a material adverse affect on our financial condition and results of operations, our stock price and our ability to pay dividends to our shareholders.

We have significant distribution obligations to holders of our Series B-1 and Series C Preferred Shares.

The provisions of our Series B-1 and Series C Preferred Shares currently require us to make quarterly distributions presently aggregating approximately $567,125 or $2,268,500 annually before any distributions may be made on our Common Shares.

Covenants in our debt instruments could adversely affect our financial condition and our ability to make future investments.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property.  Our credit facility contains, and other loans that we may obtain in the future may contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness.  These restrictions can include, among other things, a limitation on our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense and fixed charges, and a requirement for us to maintain a certain level of unencumbered assets to unsecured debt.  Our ability to borrow under our credit facility with KeyBank National Association is subject to compliance with certain other covenants including the absence of factors both within and outside of our control.  If we fail to comply with our covenants, it would cause a default under the applicable debt instrument, and we may then be required to repay such debt with funds from other sources which may not be available to us, or be available only on unattractive terms.  Further, a default under a debt instrument could limit our ability to obtain additional equity or debt financing in the future, either of which would adversely affect our financial condition and results of operations.

Future issuances and sales of equity or debt interests may affect the market price of our Common Shares and the amount of dividends payable  to our shareholders.

The actual issuance of additional Common or Preferred Shares or the sale of debt securities by us may decrease the market price of our Common Shares.  In paying dividends on our Common Shares we endeavor to have our dividends track recurring cash flow from operations.  Accordingly, as we issue additional Common Shares, the per share dividend will likely decrease until such time as we deploy the proceeds from such issuance of Common Shares in investments which increase our recurring cash flow.

Our focus on total return investing may impact our ability to maintain our dividend rate.

Our focus on a total return value approach to investing may result in our inability to maintain the current dividend rate as we do not necessarily seek assets that provide recurring or potentially recurring cash flow but seek to invest in assets that we believe will provide us with a superior risk-adjusted total return which encompasses both current return and capital appreciation.  Accordingly, the true value of an investment may not be realized until such investment is liquidated.

If we issue preferred equity or debt we may be exposed to additional restrictive covenants and limitations on our operating flexibility, which could adversely affect our ability to pay dividends.

If we decide to issue preferred equity or debt in the future, it is likely that they will be governed by an indenture or other instrument containing covenants that may restrict our operating flexibility which could have an adverse effect on the market price of our Common Shares or our ability to pay dividends.

Our due diligence may not reveal all of the liabilities associated with a proposed investment and may not reveal other weaknesses.

There can be no assurance that due diligence by our Advisor in connection with a new investment will uncover all relevant facts which could adversely affect the value of the investment and the success of the investment.

We may fail to remain qualified as a REIT, which would reduce the cash available for distribution to our shareholders.

Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations.  Our qualification as a REIT also depends on various facts and circumstances that are not entirely within our control.  In addition, legislation, new regulations, administrative interpretations or court decisions might change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.  Although we currently intend to operate in a manner designed to allow us to continue to qualify as a REIT, future economic, market, legal, tax or other considerations might cause us to elect to revoke the REIT election.  In that event, we and our shareholders would no longer be entitled to the federal income tax benefits applicable to a REIT.

If, with respect to any taxable year, we were to fail to maintain our qualification as a REIT or elect to revoke our REIT election, we would not be able to deduct distributions to our shareholders in computing our taxable income and would have to pay federal corporate income tax (including any applicable alternative minimum tax) on our taxable income. If we had to pay federal income tax, the amount of money available to distribute to our shareholders would be reduced for the year or years involved. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost and thus our cash available for distribution to our shareholders would be reduced in each of those years, unless we were entitled to relief under relevant statutory or regulatory provisions.

In order to maintain our status as a REIT, we may be forced to borrow funds or sell assets during unfavorable market conditions.

As a REIT, we must distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our shareholders.  To the extent that we satisfy the REIT distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal and, where applicable, state corporate income tax on our undistributed taxable income.  In addition, if we fail to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, we will be subject to a 4% nondeductible excise tax.

From time to time, we may have taxable income greater than our cash available for distribution to our shareholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt).  If we did not have other sources of funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid income and excise taxes in a particular year.  Additionally, we could elect to pay a portion of our required dividend in Common Shares.  Each of these alternatives could increase our operating costs and diminish our rate of growth.

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

Our bylaws contain an ownership limitation that is designed to prohibit any transfer of Common Shares or Preferred Shares that would result in our being “closely-held” within the meaning of Section 856(h) of the Code.  This ownership limitation, which may be waived by our Board of Trustees, generally prohibits any single shareholder, or any group of affiliated shareholders, from beneficially or constructively owning more than 9.8% of our outstanding Common Shares.  Our Board of Trustees has waived this ownership limitation in the past where there is believed to be a benefit derived by the Company from granting such waiver and the party obtaining the waiver provides assurances that the issuance of the waiver will not result in the Company becoming, or likely becoming, “closely held.”  Unless the Board of Trustees waives the restrictions or approves a bylaw amendment, Common Shares owned by a person or group of persons in excess of 9.8% of our outstanding Common Shares are not entitled to any voting rights, are not considered outstanding for quorum or voting purposes, and are not entitled to dividends, interest or any other distributions with respect to the Common Shares.  The ownership limit may have the effect of inhibiting or impeding a change of control or a tender offer for our Common Shares.

A prolonged economic slowdown, a lengthy or severe recession or continued instability in the credit markets could harm our operations and viability.

A prolonged economic slowdown, a lengthy or severe recession or the continued instability in the credit market has and will affect our operations and viability in a number of ways including:

•	Depressing prices for our investments, operating properties and loan assets;
•	Decreasing interest income received or increases in interest expenses paid;
•	Reducing the number of potential purchasers for our assets;
•	Increasing risk of default on loan assets;
•	Limiting the ability to obtain new or replacement financing; and
•	Limiting the ability to sell additional debt or equity securities.

Risks incidental to the real estate investments.

As a REIT our investments are limited to direct ownership and operation of operating properties, loan assets secured, directly or indirectly, by operating assets, and investments in other REITs.  Accordingly, an investment in us depends upon our financial performance and the value of our operating properties held from time to time as well as those securing our loan assets, and those held by the REITs in which we invest, which operating properties are subject to the risks normally associated with the ownership, operation and disposal of real estate properties and real estate related assets, including:

•	adverse changes in general and local economic conditions which affect the demand for real estate assets;
•	competition from other properties;
•	changes in interest rates and the availability of financing;
•	the cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, properties in the markets in which our investments are located;
•	the attractiveness of our properties to tenants and purchasers;
•	how well we manage our properties;
•	changes in market rental rates and our ability to rent space on favorable terms;
•	the financial condition of our tenants and borrowers including their becoming insolvent and bankrupt;
•	the need to periodically renovate, repair and re-lease space and the costs thereof;
•	increases in maintenance, insurance and operating costs;
•	civil unrest, armed conflict or acts of terrorism against the United States; and
•	earthquakes floods and other natural disasters or acts of God that may result in uninsured losses.

In addition, changes to applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws affect real estate values. Further, throughout the period that we own real property, regardless of whether or not a property is producing any income, we must make significant expenditures, including those for property taxes, maintenance, insurance and related charges and debt service. The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore the funds available for distribution to you as dividends.

Failure to renew expiring leases could adversely affect our financial condition.

We are subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the cost of any required renovations, may be less favorable than the prior or current lease terms.  This risk is substantial with respect to our net leased properties as single tenants lease 100% of each property.  Eighteen of our properties, containing an aggregate of approximately 2,844,000 square feet of space are net leased to seven different tenants.  Leases accounting for approximately 10% of the aggregate annualized base rents from our operating properties for 2009, representing approximately 9% of the net rentable square feet at the properties, are scheduled to expire in 2010 including, the lease at our Churchill, Pennsylvania property which accounts for approximately $3,000,000 in annual rental revenue.  Other leases grant tenants early termination rights upon payment of a termination penalty.  Lease expirations will require us to locate new tenants and negotiate replacement leases with them.  The costs for tenant improvements, tenant concessions and leasing commissions with respect to new leases are traditionally greater than costs relating to renewal leases.  If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases, or if the rental rates upon such renewal or reletting are significantly lower than expected, our revenue and net income could be adversely affected.

We are subject to risks associated with the financial condition of our and our borrower’s tenants.

Our tenants or tenants at properties securing our loan assets may experience a downturn in their business resulting in their inability to make rental payments when due.  In addition, a tenant may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant’s lease and cause a reduction in our cash flow.  If this were to occur at a net lease property, the entire property would become vacant.

We cannot evict a tenant solely because of its filing for bankruptcy.  A bankruptcy court, however, may authorize a tenant to reject and terminate its lease.  In such a case, our claim against the tenant for past due rent and unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease.  In any event, it is unlikely that a bankrupt tenant will pay the entire amount it owes us under a lease.  The loss of rental payments from tenants could adversely affect our financial condition and results of operations.

Similarly, if a tenant at a property securing a loan asset fails to meet its rental obligations, the borrower may have insufficient funds to satisfy the debt service resulting in a default on our loan asset.  Additionally, the loss of a tenant at a property securing a loan asset could negatively impact the value of the property and, therefore, our collateral.

The loss of a major tenant could adversely affect our financial condition.

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties and the properties securing our loan assets.  As indicated above, we are subject to risks associated with the financial condition of our tenants and tenants at properties securing our loan assets.  In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our financial condition and results of operations.  Similarly, if a tenant occupying a significant portion of one or more of the properties securing our loan assets or whose rental income represents a significant portion of the rental revenue at such property or properties experiences financial weakness defaults on its lease, elects not to renew its lease or files for bankruptcy, it would negatively impact our financial condition and results of operations.

We may be unable to refinance our existing debt or preferred share financings or obtain favorable refinancing terms.

We are subject to the normal risks associated with debt and preferred share financings, including the risk that our cash flow will be insufficient to meet required payments of principal and interest on debt and distributions and redemption payments to holders of preferred shares and the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness.  These risks are exacerbated by the current tightened lending requirements for real estate related assets and in some cases the inability to refinance real estate indebtedness.  If we were unable to refinance indebtedness or preferred share financings on acceptable terms, or at all, we might be forced to dispose of one or more of our investments on disadvantageous terms, which might result in losses to us, which could have a material adverse affect on us and our ability to pay distributions to our holders of Preferred Shares and Common Shares.  Furthermore, if a property is mortgaged or a loan pledged to secure payment of indebtedness and we are unable to meet the debt payments, the lender could foreclose upon the property or the loan, appoint a receiver or obtain an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to us.  Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements.

Some of our potential losses may not be covered by insurance.

We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms.  This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment and also may result in certain losses being totally uninsured.  Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions or other factors might not make it feasible to use insurance proceeds to replace the building after such building has been damaged or destroyed.  Under such circumstances, the insurance proceeds, if any, received by us might not be adequate to restore our economic position with respect to such property.  With respect to our net leased properties, under the lease agreements for such properties, the tenant is required to adequately insure the property, but should a loss occur their failure or inability to have adequate coverage might adversely affect our economic position with respect to such property.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that adversely affect our financial condition and results of operations.

All of our properties are required to comply with the Americans with Disabilities Act, which we refer to as the ADA.  The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities.  Although we believe that our properties are in compliance with the ADA, it is possible that we may have to incur additional expenditures which, if substantial, could adversely affect our financial condition and results of operations.

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by local, state and federal governmental agencies and bodies and become applicable to our properties.  We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have an adverse affect on our financial condition and results of operations.

We may incur costs to comply with environmental laws.

The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may increase our operating costs.  Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property.  Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property.  In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect our ability to borrow by using such property as collateral.  We maintain insurance related to potential environmental issues on our properties which are not net leased which may not be adequate to cover all possible contingencies.

The loans we invest in are subject to delinquency and loss.

Our loan assets are directly or indirectly secured by income producing property.  The ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower since the underlying loans are generally non-recourse in nature.  These loans are subject to risks of delinquency and foreclosure as well as risk associated with the capital markets.  If a borrower were to default on a loan, it is possible that we would not recover the full value of the loan.

We may be unable to foreclose on the collateral securing our loan assets on a timely basis.

In certain states foreclosing on a property can be a lengthy and costly process.  In addition, a borrower can file for bankruptcy or raise defenses that could delay our ability to realize on our collateral on a timely basis.  In such instances, the increased costs and time required to realize on our collateral would likely result in a reduced return on the invesment.

The subordinate loan assets we invest are subject to risks relating to the structure and terms of the transactions, and there may not be sufficient funds or assets to satisfy our subordinate notes, which may result in losses to us.

We invest in loan assets that are subordinate in payment and collateral to more senior loans.  If a borrower defaults or declares bankruptcy, after the more senior obligations are satisfied, there may not be sufficient funds or assets remaining to satisfy our subordinate notes.  Because each transaction is privately negotiated, subordinate loan assets can vary in their structural characteristics and lender rights, including our rights to control the default or bankruptcy process.  The subordinate loan assets that we invest in may not give us the right to demand foreclosure as a subordinate debtholder.  Furthermore, the presence of intercreditor agreements, co-lender agreements and participation agreements may limit our ability to amend the loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.  Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire possession of underlying collateral in the event of a default, during which time the collateral may decline in value.  In addition, there are significant costs and delays associated with the foreclosure process.

The widening of credit spreads could have a negative impact on the value of our loan asset and REIT debt securities.

The fair value of our loan assets is dependent upon the yield demanded on these assets by the market based on the underlying credit as well as general economic conditions.  Although most of our directly held loan assets were purchased at significant discounts, a further deterioration of the real estate markets or a large supply of these loan assets available for sale combined with reduced demand will generally cause the market to require a higher yield on these loan assets, resulting in a higher, or “wider,” spread over the benchmark rate of such loan assets.  Under these conditions, the value of the loan assets in our portfolio would decline.

Our investments in REIT debt securities are also subject to changes in credit spreads as their value is dependent upon the yield demanded on these securities by the market based on the underlying credit.  Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these real estate securities, resulting in the use of a higher, or "wider," spread over the benchmark rate to value such securities.  Under such conditions, the value of our REIT debt securities portfolio would tend to decline.  Such changes in the market value of our portfolio may adversely affect our financial condition and results of operations.

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

Our investments in REIT securities are subject to specific risks relating to the particular REIT issuer of the securities and to the general risks of investing in REITs.

Our investments in REIT securities involve special risks. These risks include many, if not all, of the foregoing risks which apply to an investment in us, including: (i) risks generally incident to interests in real estate assets; (ii) risks associated with the failure to maintain REIT qualification; (iii) risks that may be presented by the type and use of a particular property; and (iv) risks that the issuer of the security may reduce or eliminate expected dividend payments.

Ability of our Advisor and other third parties directly affects our financial condition.

Other than for severe economic conditions or natural forces which may be unanticipated or uncontrollable, the ultimate value of our assets and the results of our operations will depend on the ability of our Advisor and other third parties we retain to operate and manage our assets in a manner sufficient to maintain or increase revenues and control our operating and other expenses in order to generate sufficient cash flows to pay amounts due on our indebtedness and to pay dividends to our shareholders.

We are dependent on our Advisor and the loss of our Advisor’s key personnel could harm our operations and adversely affect the value of our shares.

We have no paid employees.  Our officers are employees of our Advisor.  We have no separate facilities and are completely reliant on our Advisor who has significant discretion as to the implementation of our investment and operating strategies.  We are subject to the risk that our Advisor will terminate its Advisory Agreement and that no suitable replacement will be found.  Furthermore, we are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our Advisor and, in particular, Michael Ashner, Chairman of our Board of Trustees and our chief executive officer, Carolyn Tiffany, our president, as well as our other executive officers.  While we believe that we could find replacements for these key personnel, the loss of their services could have a negative impact on our operations and the market price of our shares.

The incentive fee payable to our Advisor may be substantial.

Pursuant to the terms of the Advisory Agreement, our Advisor is entitled to receive an incentive fee equal to 20% of any amounts available for distribution in excess of a threshold amount.  The incentive fee is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate distributions above a threshold amount or (ii) upon termination of the Advisory Agreement, if the value of our assets exceed the threshold amount based on then current market values and appraisals.  That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received the threshold amount or, if the Advisory Agreement is terminated, the assets of the Trust exceed the threshold amount.  At December 31, 2009, the threshold amount was approximately $394,205,000, which was equivalent to $17.68 for each of our Common Shares on a fully diluted basis.  At such time as shareholders’ equity exceeds the threshold amount, we will record a liability in our financial statements equal to approximately 20% of the difference between shareholders’ equity and the threshold amount in accordance with GAAP.

Termination of the Advisory Agreement may be costly or not in our best interest.

Termination of the Advisory Agreement either by us or our Advisor may be costly.  Upon termination of the Advisory Agreement, our Advisor would be entitled to a termination fee equal to the incentive fee based on an appraised valuation of our assets assuming we were then liquidated. The amount payable on termination of the Advisory Agreement could be substantial which may have a negative effect on the price of our Common Shares.  Further, affiliates of our Advisor hold approximately 15.4% of our outstanding Common Shares and serve as our executive officers.  Accordingly, if we were inclined to terminate the Advisory Agreement, the ownership position of our Advisor in our Common Shares could have other adverse effects such that a termination would ultimately not be in our best interest.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The following tables set forth certain information relating to operating properties in which we have an ownership interest. Information presented in Notes 7 and 8 to the Consolidated Financial Statements provides additional information related to our investments.  All information presented is as of December 31, 2009, except as noted.  Dollars are stated in thousands.

Table of Operating Office, Retail and Industrial Properties

CONSOLIDATED PROPERTIES

Description and Location	Year Acquired	Venture Partner	Trust’s Ownership Interest	Rentable Sq. Feet	% Leased as of December 31, 2009	Average 2009 Occupancy	Major Tenants (Lease Expiration/ Options Expiration)	Major Tenants Rentable Sq. Ft.	Cost Less Depreciation	Ownership of Land (2)	Debt Balance	Debt Maturity and Interest Rate

Retail

Atlanta, GA	2004	N/A	100%	61,000	100%	100%	The Kroger Co. (2016/2040)	61,000	$4,044	Ground Lease	(1)	(1)

Denton, TX (4)	2004	N/A	100%	48,000	100%	100%	The Kroger Co. (2010)	48,000	1,375	Land Estate	(1)	(1)

Greensboro, NC	2004	N/A	100%	47,000	100%	100%	The Kroger Co. (2017/2040)	47,000	3,314	Ground Lease	(1)	(1)

Knoxville, TN (4)	2004	N/A	100%	43,000	100%	100%	The Kroger Co. (2010)	43,000	1,852	Land Estate	(1)	(1)

Lafayette, LA (4)	2004	N/A	100%	46,000	100%	100%	The Kroger Co. (2010)	46,000	1	Ground Lease	(1)	(1)

Louisville, KY	2004	N/A	100%	47,000	100%	100%	The Kroger Co. (2015/2040)	47,000	2,377	Land Estate	(1)	(1)

Memphis, TN	2004	N/A	100%	47,000	100%	100%	The Kroger Co. (2015/2040)	47,000	664	Land Estate	(1)	(1)

Seabrook, TX	2004	N/A	100%	53,000	100%	100%	The Kroger Co. (2015/2040)	53,000	1,217	Land Estate	(1)	(1)

Sherman, TX (4)	2004	N/A	100%	46,000	100%	100%	The Kroger Co. (2010)	46,000	718	Land Estate	(1)	(1)

St. Louis, MO (4)	2004	N/A	100%	46,000	100%	100%	The Kroger Co. (2010)	46,000	865	Land Estate	(1)	(1)

Retail Subtotal				484,000					$16,427		$23,761

Office

Amherst, NY (3)	2005	N/A	100%	200,000	100%	100%	Ingram Micro Systems (2013/2023)	200,000	$17,534	Fee	$16,526	10/2013 5.65%

Andover, MA (5)	2005	N/A	100%	93,000	100%	100%	PAETECCommunications, Inc. (2022/2037)	93,000	4,808	Ground Lease	6,266	03/2011 6.6%

Chicago, IL (Ontario)	2005	Marc Realty	80%	126,000	88%	90%	The Gettys Group, Inc. (2011/2016)	16,000	22,490	Fee	21,118	03/2016 5.75%

							River North Same Day Surgery, LLC (2015/NA)	15,000

Chicago, IL (River City)	2007	Marc Realty	60%	253,000	77%	72%	Bally Total Fitness Corp. (2011/2021)	55,000	12,989	Fee	9,300	03/2010 6	% (6)

							MCI Communications Services, Inc. d/b/a Verizon Business Svcs (2019/2023)	37,000

Houston, TX	2004	Various	8%	614,000	100%	100%	Spectra Energy (2018/2028)	614,000	61,604	Fee	63,869	04/2016 6.4%

Indianapolis, IN (Circle Tower)	1974	N/A	100%	111,000	86%	87%	None Over 10%	-	4,348	Fee	4,317	04/2015 5.82%

Lisle, IL	2006	N/A	100%	169,000	71%	78%	United Healthcare Services, Inc. (2014/NA)	41,000	18,846	Fee	17,165	06/2016 6.26%

							IPSCO Enterprises, Inc. (2010/2020)	22,000

Lisle, IL	2006	N/A	100%	67,000	93%	96%	T Systems, Inc. (2010/2015)	35,000	8,331	Fee	7,011	06/2016 6.26%

							ABM Janitorial Midwest, Inc. (2012/2014)	11,000

							Zenith Insurance Company, Inc. (2010/2013)	10,000

Lisle, IL	2006	Marc Realty	60%	54,000	100%	100%	Ryerson (2018/2028)	54,000	3,757	Fee	5,600	03/2017 5.55%

Orlando, FL	2004	N/A	100%	256,000	100%	100%	Siemens Real Estate, Inc. (2017/2042)	256,000	15,075	Ground Lease	39,148	07/2017 6.4%

Plantation, FL	2004	N/A	100%	133,000	100%	100%	BellSouth Communications Inc. (2010/2035)	133,000	7,790	Land Estate	(1)

South Burlington, VT (5)	2005	N/A	100%	56,000	100%	100%	Fairpoint Communications, Inc. (2014/2029)	56,000	2,790	Ground Lease	2,686	03/2011 6.6%

Office Subtotal				2,132,000					$180,362		$193,006

Warehouse

Jacksonville, Fl (5)	2004	N/A	100%	587,000	100%	55%	Football Fanatics, Inc. (2015/2024)	558,000	10,207	Fee	(1)	(1)

Mixed-Use

Churchill, PA	2004	N/A	100%	1,008,000	100%	100%	Viacom, Inc. (2010/2040)	1,008,000	10,813	Ground Lease	(1)	(1)

Total				4,211,000					$217,809		$216,767

(1)
Our retail properties and our properties located in Churchill, PA, Plantation, FL, and Jacksonville, FL collateralized $23,761 of mortgage debt at an interest rate of LIBOR + 1.75% which matures in June 2010.  We have a one-year extension option which we intend to exercise.

(2)	See below for additional information relating to ground leases and land estates.
(3)
Represents 2 separate buildings.  The ground underlying the properties is leased to us by the local development authority pursuant to a ground lease which requires no payment.  Effective October 31, 2013, legal title to these properties will vest in us.

(4)	The tenant has sent notification that they will not be exercising their renewal option upon expiration of current lease term.
(5)	Reflects leases signed in January 2010.
(6)
We are currently negotiating with the lender for a one-year renewal to March 2011.  The terms of the renewal require monthly payments of interest at a fixed rate of 6%.  The renewal is subject to a $200 principal payment due at the renewal date.

EQUITY INVESTMENTS

Sealy Venture Properties

Description and Location	Year Acquired	Trust’s Ownership Interest	Rentable Sq. Feet	% Leased as of December 31, 2009	Average 2009 Occupancy	Major Tenants (Lease Expiration/ Options Expiration)	Major Tenants’ Rentable Sq. Ft.	Equity Investment Balance	Ownership of Land	Debt Balance (4)	Debt Maturity and Interest Rate

Mixed Use

Atlanta, GA (1)	2006	60%	472,000	73%	81%	Original Mattress (2020/2025)	57,000	$3,189	Fee	$28,750	01/2012 5.7%

Atlanta, GA (2)	2008	68%	470,000	78%	81%	Alere Health Improvement (2011/NA)	76,000	7,840	Fee	37,000	11/2016 6.12%

						West Asset Management (2010/NA)	54,000

Nashville, TN (3)	2007	50%	1,155,000	86%	88%	None Over 10%	-	4,618	Fee	74,000	05/2012 5.77%

Subtotal			2,097,000					$15,647

(1) Consists of 12 flex/office properties.
(2) Consists of six flex/office campus style properties.
(3) Consists of 13 light distribution and service center properties.
(4) Represents 100% of the debt balance encumbering the property.

EQUITY INVESTMENTS

Marc Realty Portfolio

Description and Location	Year Acquired	Trust’s Ownership Interest	Rentable Sq. Feet	% Leased as of December 31, 2009	Average 2009 Occupancy	Major Tenants (Lease Expiration/ Options Expiration)	Major Tenants Rentable Sq. Feet	Equity Investment Balance	Ownership of Land	Debt Balance (2)	Debt Maturity and Interest Rate
								(in thousands)
Office

8 South Michigan, Chicago, IL	2005	50%	174,000	95%	96%	None Over 10%	-	$6,859	Ground Lease	$4,113	08/2011 6.87%

11 East Adams St, Chicago, IL	2005	49%	161,000	84%	84%	IL School of Health Careers (2015/2020)	28,700	2,963	Fee	10,000	08/2011 Libor + 2.0%

29 East Madison St, Chicago, IL	2005	50%	235,000	95%	89%	Computer Systems Institute (2020/2030)	25,000	7,750	Fee	11,734	05/2013 5.20%

30 North Michigan Ave, Chicago, IL	2005	50%	221,000	92%	93%	None Over 10%	-	11,881	Fee	13,448	08/2014 5.99%

223 West Jackson St, Chicago, IL	2005	50%	168,000	85%	91%	Intertrack Partners (2010/2017)	27,400	7,346	Fee	8,203	06/2012 6.92%

4415 West Harrison Street, Hillside, IL	2005	50%	192,000	77%	79%	North American Medical Management (2015/2020)	21,200	5,986	Fee	5,126	12/2017 5.62%

2000-2060 Algonquin Road, Schaumburg, IL	2005	50%	101,000	51%	55%	Landmark Merchant (2010/2011)	10,300	1,536	Fee	(1)	04/2010 Libor + 2.0%

1701 East Woodfield Road, Schaumburg, IL	2005	50%	175,000	82%	85%	None Over 10%	-	1,582	Fee	10,489	05/2011 5.73%

2720 River Road, Des Plaines, IL	2005	50%	108,000	77%	80%	None Over 10%	-	4,075	Fee	2,720	10/2012 6.095%

3701 Algonquin Road, Rolling Meadows, IL	2005	50%	193,000	76%	83%	ISACA (2018/2024)	23,400	2,827	Fee	10,527	04/2010 Libor +2.0%

						Relational Funding (2013/NA)	19,900

2205-2255 Enterprise Drive, Westchester, IL	2005	50%	130,000	95%	91%	Consumer Portfolio Services (2014/2019)	18,900	3,094	Fee	(1)	04/2010 Libor + 2.0%

900 & 910Skokie Blvd, Northbrook, IL	2006	50%	119,000	80%	78%	MIT Financial Group (2016/NA)	12,600	1,661	Fee	5,509	02/2011 Libor + 2.0%

Subtotal			1,977,000					$57,560		$94,969
(1)	Both properties are cross collateralized by a mortgage of $13,100.
(2)	Represents 100% of the debt balance encumbering the property.

PREFERRED EQUITY INVESTMENTS

Description and Location	Year Acquired	Venture Partner	Rentable Sq. Feet	% Leased as of December 31, 2009	Average 2009 Occupancy	Major Tenants (Lease Expiration) Options Expiration)	Major Tenants Rentable Sq. Feet	Preferred Equity Investments	Tenant Improvement Loans	Ownership of Land	Debt Balance (1)	Debt Maturity and Interest Rate

Office

180 North Michigan Ave, Chicago, IL	2008	Marc Realty	229,000	81%	90%	None Over 10%		$3,923	$713	Fee	$18,517	03/2011 LIBOR+ 1.5	%(2)

(1)	Represents 100% of the debt balance encumbering the property.
(2)	An interest rate swap agreement with a notional amount of $17.869 effectively converts the interest rate to a fixed rate of 3.05%.

Land Estates

Land estates represent land in which we hold fee title for a set period of time after which ownership reverts to a remainderman at which time we have the right to lease the land.

The following table sets forth the terms of the land estates:

Property Location	Land Estate Expiration	Lease Term Options Upon Expiration of Land Estate	Lease Term Rents Per Annum

Louisville, KY (1)	10/31/2010	Fourteen, 5 year	$35,400

St. Louis, MO (1)	10/31/2010	Fourteen, 5 year	$61,400

Knoxville, TN (1)	10/31/2010	Fourteen, 5 year	$97,200

Memphis, TN (1)	10/31/2010	Fourteen, 5 year	$60,360

Denton, TX (1)	10/31/2010	Fourteen, 5 year	$86,880

Seabrook, TX (1)	10/31/2010	Fourteen, 5 year	$58,560

Sherman, TX (1)	10/31/2010	Fourteen, 5 year	$80,160

Plantation, FL	02/28/2015	Twelve, 5 year	$261,919 through 6th term and then fair market value

(1)	We have the option to purchase the land at fair market value prior to September 30, 2010.

Ground Leases

On certain of our properties we own the improvements and lease the land underlying the improvements pursuant to ground leases.

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum (1)

Andover, MA	1/2/2015	Four 5-year and one 10-year	$99,920 through current term and then fair market value

Atlanta, GA	9/30/2011	Four 5-year	$30,000 plus ½ of 1% of sales greater than $27,805,800

Churchill, PA	12/31/2015	Five 5-year	$300,000 through current term and then fair market value

Greensboro, NC	12/31/2012	Four 5-year and fifteen 1-year	$59,315 increased by approximately $12,000 for each successive renewal period plus 1% of sales over $35,000,000

Orlando, FL	12/31/2017	Five 5-year	$1 through the current term and then fair market value

Lafayette, LA	4/30/2013	Seven 5-year	$176,244 increased by 5% for each successive renewal term

South Burlington, VT	1/2/2015	Three 5-year and one 10-year	fair market value (2)

(1)	The lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent.
(2)	The lease was extended through January 2015. The parties are currently determining the fair market value of the ground rent expense.

Operating Properties – Multi-Tenant

The following tables set forth certain information concerning lease expirations (assuming no renewals) as of December 31, 2009 for our consolidated multi-tenant properties:

Ontario Property - Chicago, Illinois

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	2	8,500	$194,000	6%
2011	4	24,600	608,000	19%
2012	-	-	-	-
2013	3	9,900	367,000	11%
2014 and beyond	13	68,600	2,082,000	64%

River City Property – Chicago, Illinois

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	5	27,000	$564,000	20%
2011	2	55,300	554,000	20%
2012	2	12,100	283,000	10%
2013	2	4,800	101,000	3%
2014 and beyond	5	94,900	1,316,000	47%

Circle Tower - Indianapolis, Indiana

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	25	38,500	$548,000	40%
2011	9	7,900	106,000	8%
2012	5	6,300	115,000	8%
2013	2	3,600	50,000	4%
2014 and beyond	10	38,300	556,000	40%

Corporetum Properties – Lisle, Illinois

550/650 Corporetum

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	7	41,500	$766,000	45%
2011	1	3,300	42,000	2%
2012	1	4,600	47,000	3%
2013	3	17,800	163,000	10%
2014 and beyond	4	51,800	678,000	40%

701 Arboretum

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	4	51,500	$769,000	83%
2011	-	-	-	-
2012	1	10,800	152,000	17%
2013 and beyond	-	-	-	-

Jacksonville Property – Jacksonville, Florida

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	-	-	$-	-
2011	-	-	-	-
2012	-	-	-	-
2013	-	-	-	-
2014 and beyond	2	580,300	114,000	100%

In 2009, our largest tenant, representing approximately 49% of the rentable area, elected not to renew its lease which expired on May 31, 2009.  Our second largest tenant, representing approximately 30% of the rentable area, with a lease expiring in December 2010, filed for bankruptcy protection in January 2009 and rejected its lease in August 2009.  On January 19, 2010, we entered into a new lease with Football Fanatics, Inc. to rent 553,200 square feet for an initial term expiring July 31, 2015.  The lease contains three three-year extensions.

Equity Investments

The following tales set forth certain information concering lease expirations (assuming no renewals) as of December 31, 2009 for our equity investment operating properties.

Sealy Equity Investments

Sealy Northwest Atlanta, LP

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	23	100,000	$964,000	34%
2011	21	88,000	772,000	28%
2012	10	41,000	308,000	11%
2013	5	29,000	221,000	8%
2014 and beyond	5	86,000	531,000	19%

Sealy Newmarket, LP

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	22	143,000	$1,650,000	39%
2011	15	122,000	1,510,000	36%
2012	2	15,000	167,000	4%
2013	2	32,000	347,000	8%
2014 and beyond	5	56,000	548,000	13%

Sealy Airpark Nashville, LP

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	29	262,000	$1,820,000	28%
2011	20	221,000	1,494,000	23%
2012	17	213,000	1,206,000	18%
2013	9	54,000	373,000	6%
2014 and beyond	15	238,000	1,687,000	25%

Marc Equity Investments

8 South Michigan

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	25	32,000	$714,000	18%
2011	11	17,000	376,000	10%
2012	14	23,000	488,000	12%
2013	8	23,000	494,000	13%
2014 and beyond	24	70,000	1,816,000	47%

11 East Adams Street

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	8	22,000	$413,000	13%
2011	4	11,000	183,000	6%
2012	5	19,000	349,000	11%
2013	5	8,000	144,000	4%
2014 and beyond	12	76,000	2,162,000	66%

29 East Madison

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	14	31,000	652,000	15%
2011	16	26,000	544,000	12%
2012	33	49,000	1,227,000	28%
2013	8	23,000	743,000	17%
2014 and beyond	19	93,000	1,232,000	28%

30 North Michigan Avenue

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	52	30,000	$818,000	15%
2011	28	33,000	706,000	13%
2012	37	33,000	910,000	17%
2013	16	11,000	275,000	5%
2014 and beyond	51	96,000	2,725,000	50%

223 West Jackson Street

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	9	51,000	$1,064,000	34%
2011	4	7,000	151,000	5%
2012	2	2,000	30,000	1%
2013	4	7,000	141,000	4%
2014 and beyond	19	77,000	1,771,000	56%

4415 West Harrison Street

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	24	51,000	$869,000	36%
2011	9	40,000	528,000	22%
2012	9	15,000	247,000	10%
2013	1	11,000	216,000	9%
2014 and beyond	4	31,000	533,000	23%

2000-2060 Algonquin Road

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	10	22,000	$295,000	44%
2011	13	16,000	126,000	19%
2012	3	7,000	133,000	20%
2013	1	5,000	86,000	13%
2014 and beyond	1	2,000	30,000	4%

1701 East Woodfield Road

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	15	23,000	$452,000	18%
2011	14	22,000	413,000	17%
2012	14	33,000	569,000	23%
2013	11	24,000	456,000	18%
2014 and beyond	11	42,000	602,000	24%

2720 River Road

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	21	34,000	$534,000	43%
2011	7	9,000	167,000	14%
2012	14	21,000	332,000	27%
2013	3	3,000	52,000	4%
2014 and beyond	5	14,000	149,000	12%

3701 Algonquin Road

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	6	14,000	$179,000	8%
2011	5	23,000	325,000	14%
2012	2	3,000	49,000	2%
2013	4	35,000	674,000	30%
2014 and beyond	6	72,000	1,011,000	46%

2205-2255 Enterprise Drive

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	11	29,000	$390,000	21%
2011	2	9,000	159,000	9%
2012	6	16,000	263,000	14%
2013	3	9,000	173,000	9%
2014 and beyond	8	60,000	875,000	47%

900 Ridgebrook

	Number of Tenants Whose Leases Expire	Aggregate Sq. Ft. Covered by Expiring Leases	2009 Rental Revenue for Leases Expiring	% of Total Annualized Rental Revenue

2010	13	16,000	$345,000	21%
2011	15	25,000	458,000	28%
2012	7	9,000	141,000	9%
2013	7	14,000	238,000	14%
2014 and beyond	10	31,000	474,000	28%

Mortgage Loans

Information pertaining to the terms of the first mortgages for each of the properties is included in the table at the beginning of Item 2 - Properties.

ITEM 3 – LEGAL PROCEEDINGS

The Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties.  Given the nature of the Trust’s business activities, these lawsuits are considered routine to the conduct of its business.  The Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Trust.  As of December 31, 2009, the Trust was not involved in any material litigation.

ITEM 4 –RESERVED

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

The table below sets forth the high and low sales prices as reported by the NYSE for our Common Shares for each of the periods indicated.

	High	Low
Year Ended December 31, 2008:
First quarter	$29.75	$20.35
Second quarter	23.85	18.00
Third quarter	21.75	15.05
Fourth quarter	19.70	9.45

Year Ended December 31, 2009:
First quarter	$12.30	$5.83
Second quarter	10.83	6.63
Third quarter	10.15	8.44
Fourth quarter	11.38	8.70

Holders

As of December 31, 2009 there were 592 record holders of our Common Shares.  We estimate the total number of beneficial owners to be approximately 5,156.

Dividend Policy

In 2006 we began paying regular quarterly dividends on our Common Shares.  In order to retain REIT status, and thus avoid paying federal corporate tax, we are required by the Code to distribute at least 90% of our REIT taxable income.  As a result, during the fourth quarter of 2008, we declared a special dividend on our Common Shares to meet this requirement.  Dividends declared on Common Shares in each quarter for the last two years are as follows:

Quarters Ended	2009	2008

March 31	$0.2500	$0.325
June 30	0.2500	0.325
September 30	0.2500	0.325
December 31	0.1625	0.375	(1)

(1)	Includes a regular dividend of $0.325 and a special dividend of $0.05.

Pursuant to the terms of our Series B-1 and Series C Preferred Shares, we are required to pay quarterly dividends of $0.40625 per Preferred Share, all of which were paid during 2009 and 2008.

In paying dividends we have always sought to have our dividends track recurring cash flow from operations.  As a result, while we intend to continue paying dividends each quarter, future dividend declarations will be at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition, capital requirements, utilization of available capital losses and net operating loss carryforwards, distribution requirements for REITs under the Internal Revenue Code, which we refer to as the Code, and such other factors as our Board of Trustees deem relevant.  Subject to the foregoing, we expect to continue distributing our recurring current cash flow from operations after reserving normal and customary amounts thereby allowing us to maintain our capital.  In addition, when deemed prudent or necessitated by applicable distribution requirements for REITs under the Code we may make one or more special distributions during any particular year.  In light of the foregoing, in 2009 we reduced our quarterly dividend from $0.325 per share to $0.25 per share for the first three quarters of 2009 and, as a result of the issuance of additional Common Shares during the fourth quarter of 2009 from our rights offering, the proceeds of which have not yet been invested in accretive investments, we reduced it again to $0.1625 for the fourth quarter of 2009.  This represents our existing budgeted recurring cash flow generated by assets currently owned and excludes any potential future cash flow generated from the investment of the substantial cash and cash equivalents on hand.  Additionally, during a favorable investing environment, we expect that we will utilize our carried forward capital losses to shelter capital gains from dispositions of our assets so that we may use the proceeds for reinvestment.  We expect to continue applying these standards with respect to our dividends on a quarterly basis which may cause the dividends to increase or decrease from time to time.

As of December 31, 2009 we had net operating loss carryforwards, which we refer to as NOL carryforwards, of approximately $24,040,000 (none of which will be used to partially offset 2009 taxable income) which expire between 2021 through 2023.  In prior years, we have been able to utilize our NOL carryforwards to reduce taxable income and thus reduce the amount of dividend payments required to maintain REIT status.  We expect to continue to utilize our NOL carryforwards as well as any capital loss carryforwards generated in future years from our investment in Concord to reduce taxable income and required dividend payments, and thereby enable us to reinvest more of our cash flow.

Share Issuances

During 2008, at the request of holders of our Series B-1 Preferred Shares we issued 548,389 of our Common Shares in redemption of 493,552 Series B-1 Preferred Shares.  There were no requests for redemptions in 2009.  In addition, during 2009 and 2008, we issued a total of 170,207 and 249,638 Common Shares pursuant to our Dividend Reinvestment and Stock Purchase Plan resulting in net proceeds of approximately $1,615,000 and $4,407,000, respectively.

On October 12, 2009, we offered holders of the Series B-1 Preferred Shares the right, in a private transaction, to convert all or any portion of their Series B-1 Preferred Shares into an equivalent number of newly-issued Series C Preferred Shares.  This right, which we refer to as the Conversion Offer, enabled the holders of the Series B-1 Preferred Shares to convert one Series B-1 Preferred Share into one Series C Preferred Share.  Upon expiration of the Conversion Offer, holders of Series B-1 Preferred Shares had elected to convert an aggregate of 544,000 Series B-1 Preferred Shares into Series C Preferred Shares and, effective November 1, 2009, 544,000 Series C Preferred Shares were issued.  As a result, effective November 1, 2009, we had 852,000 Series B-1 Preferred Shares and 544,000 Series C Preferred Shares outstanding.

The Series C Preferred Shares have substantially the same rights as the Series B-1 Preferred Shares including dividend rate, liquidation preference and mandatory redemption date, but will be junior in right of payment to the Series B-1 Preferred Shares.  However, the initial conversion price of the Series C Preferred Shares is $14.00, which is a reduction from the $22.50 conversion price on the Series B-1 Preferred Shares.  Additionally, under the terms of the Series C Preferred Shares, we are permitted to issue additional preferred shares which are on par with the Series C Preferred Shares, subject to certain limitations, without the consent of the holders of the Series C Preferred Shares.  We are not permitted to issue additional preferred shares which are on par with the Series B-1 Preferred Shares.

Performance Graph

The following graph is a comparison of the five-year cumulative return of common shares, a peer group index and the Morgan Stanley REIT Index for the periods shown.  The peer group consists of REITs with diverse investments which is in contrast to REITs which target a certain asset type, class or geographic location.  The peer group REITs also have current market values as of January 12, 2010 under $750,000,000.  The graph assumes that $100 was invested on December 31, 2004 in our Common Shares, a peer group index and the Morgan Stanley REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph.  It should also be noted that if common shares were purchased at times after December 31, 2004, the results depicted would not have been the same.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Winthrop Realty Trust	100.00	153.65	194.08	161.16	71.88	79.75
MSCI US REIT (RMS)	100.00	112.13	152.41	126.78	78.64	101.14
Peer Group	100.00	97.95	120.62	90.81	69.16	75.09

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected, historical, consolidated financial data for the Trust and should be read in conjunction with the Consolidated Financial Statements of the Trust and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

Operating Results		Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005

Revenue	$47,941	$44,536	$50,191	$52,590	$30,473

(Loss) income from continuing operations	$(84,823)	$(69,995)	$3,556	$42,564	$22,852
Income (loss) from discontinued operations (1)	476	1,819	(1,075)	372	769

Net (loss) income	$(84,347)	$(68,176)	2,481	42,936	23,621
Preferred dividends	(147)	-	-	-	(2,064)

Net (loss) income applicable to Common Shares	$(84,494)	$(68,176)	$2,481	$42,936	$21,557

Per Common Share

(Loss) income from continuing operations, basic	$(5.22)	$(4.71)	$0.27	$3.63	$2.45
Income (loss) from discontinued operations, basic (1)	0.03	0.12	(0.08)	0.04	0.12
Net (loss) income applicable to Common Shares, basic	$(5.19)	$(4.59)	$0.19	$3.67	$2.57

(Loss) income from continuing operations per Common Share, diluted	$(5.22)	$(4.71)	$0.27	$3.54	$2.45
Income (loss) from discontinued operations, diluted	0.03	0.12	(0.08)	0.03	0.12
Net (loss) income applicable to Common Shares, diluted	$(5.19)	$(4.59)	$0.19	$3.57	$2.57

Dividends declared per Common Share	$0.9125	$1.35	$2.15	$1.50	$0.55

Balance Sheet Data:	December 31,
(in thousands)	2009	2008	2007	2006	2005

Total Assets	$493,192	$578,094	$745,447	$851,620	$658,848
Total Debt (2)	$238,067	$299,865	$335,191	$362,522	$321,143
Total Shareholders’ Equity	$217,089	$248,250	$291,794	$323,586	$159,606

(1)
The results of the Biloxi, Mississippi property were classified as discontinued operations for 2005 through 2008. The results of Ventek were classified as discontinued operations for 2005 through 2008.  The results of the Athens, Georgia property were classified as discontinued operations for 2005 through 2009.  The results of the Creekwood, Apartment property were classified as discontinued operations for 2007 through 2009.

(2)
For comparability purposes, the Total Debt balances for 2007, 2006 and 2005 do not include repurchase agreements of $75,175, $111,911 and $121,716, respectively.  These debt securities were sold in January 2008.

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

Overview

Our Business

We are a real estate investment trust engaged in the business of owning and managing real property and real estate related assets. Our business objective is to maximize long-term shareholder value through a total return value approach to real estate investing.  As a result of our emphasis on total return, while we seek to achieve a stable, predictable dividend for our shareholders, we do not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return.  We believe this approach will ultimately result in long term increased share value.

We operate in three strategic business segments: (i) operating properties; (ii) loan assets; and (iii) REIT equity and debt securities. We acquire assets through direct ownership as well as through strategic alliances and ventures.  During 2009 we identified opportunities in loan assets which were being sold under distressed liquidation scenarios, pursuant to which we were able to acquire loan assets at substantial discounts.  In addition we recognized the opportunity presented in publicly traded REIT equity and debt securities, which we believed to be mispriced by the public markets.  Accordingly, during 2009 we focused our investment activity in these segments of our business by investing $57,969,000 in loan assets and $31,614,000 in REIT equity and debt securities.  Throughout 2009 we believed that sellers’ pricing of operating properties was not reflective of the expected future downturn in rents, occupancy and overall net operating income.    As a result, we did not grow our operating properties business segment through acquisition during 2009.    Instead, we sought to minimize the recessionary impact on our existing operating properties through leasing efforts, both with new tenants and with existing tenants, and through the restructuring of our Marc Realty joint venture.  Details of these efforts are described below.

During 2009, our primary sources of income were rental income and tenant recoveries from leases of our operating properties, interest income from our loan assets, and interest and dividend income and appreciation from our investments in REIT securities.   In prior years, we have also had income from appreciation recognized on the sale of selected operating properties.  We expect that our future income will include these sources along with income from the payoff at par of loan assets previously purchased at a discount.

Comparability of Financial Data from Period to Period

The comparability of financial data from period to period is affected by several items including 1) the timing of our property acquisitions and leasing activities, 2) the purchases and sales of assets and investments, 3) taking material other-than-temporary impairment losses on assets in our portfolio and 4) the reclassification of assets.  In this regard, the comparability of financial results for the current periods were negatively impacted by the write-down of our investment in Lex-Win Concord to zero during the second quarter of 2009 and the reclassification of certain Marc Realty assets from an aggregated preferred equity investment to 12 individual common equity investments as of July 1, 2009.

Recent Operating Losses

The downturn in the economy since late 2007 and the subsequent disruption of the capital and credit markets to date has affected our profitability.  We have experienced losses of $84,347,000 and $68,176,000 for the years ended December 31, 2009 and 2008, respectively, which are primarily attributable to our investment in Lex-Win Concord.  For the years ended December 31, 2009 and 2008, we incurred losses from Lex-Win Concord of $98,574,000 in 2009 and $66,750,000 in 2008.  During 2009 we wrote down our investment in Lex-Win Concord to zero as a result of recurring operating losses and the overall lack of clarity on the future recovery of the underlying collateral of the assets.   Lex-Win Concord’s loan assets were purchased at the height of the real estate market and its borrowers’ ability to refinance these loans given current market conditions is uncertain.   Additionally certain of Lex-Win Concord’s lenders required significant repayments on their loans, which resulted in Lex-Win Concord having to sell assets in a down market, further exacerbating its losses.

Operating Properties

Acquisitions and Dispositions

There were no material acquisitions or dispositions of real estate properties for the year ended December 31, 2009.

Consolidated Operating Properties

As of December 31, 2009, we owned and consolidated the operations of  approximately 4,200,000 rentable square feet of office, retail, warehouse and mixed use space through our 20 wholly owned and four partially owned operating properties.  The average occupancy of these consolidated properties was approximately 90.5% for the year ended December 31, 2009.  As of December 31, 2009 our consolidated properties were approximately 84.6% leased compared to approximately 96.1% leased at December 31, 2008.  At January 31, 2010, our consolidated properties were approximately 96.6% leased.

An overview of the significant leasing activity is as follows:

•
Jacksonville, Florida – A significant portion of the decline in overall operating property occupancy during 2009 was due to the loss of two tenants who occupied a combined 460,000 square feet, or 78.4%, at our Jacksonville, Florida property. Subsequent to year end, we leased 558,000 square feet of space at this property through July 2015.  With the signing of this lease, the property is now 100% leased. The space was leased to a sports apparel and merchandise company for an initial term of 66 months, with three, three-year renewal options. Net rent payable under the lease commences in August 2010 at an annual rent of $648,000, increasing to $669,000 annually for August 2011 through July 2012 and thereafter increasing by an average of approximately 16%  per year for the balance of the initial term.

•
Plantation, Florida – In April 2009 we entered into a lease extension and modification agreement with BellSouth Telecommunications Inc., the tenant at this 133,000 square foot, net lease office property.  The lease term was extended for ten years and the current annual rent was reduced to approximately $1,740,000 for the final year of the current lease term ending in March 2010.  Thereafter, the annual rent will be $1,450,000 through March 31, 2015 and then increase to approximately $1,500,000 through March 31, 2020.

•
The Kroger Company – In October 2009 The Kroger Co., our tenant occupying 536,000 square feet of retail space in 11 net lease buildings notified us of their intention to extend their leases on 255,000 square feet in five buildings, exercise their purchase option on our 52,000 square foot property located in Athens, Georgia and not to extend leases expiring in October 2010 on five buildings containing 229,000 square feet.  Of the properties where the Kroger Co. has not exercised their renewal option, brokers have been engaged and the properties are being marketed for sale or lease.

•
Andover, Massachusetts – In January 2010, we executed a lease agreement with PAETEC Communications, Inc. for 93,000 square feet, representing 100% of the rentable square footage of the property, through September 2022.  The annual rent is $742,000 for the first year, $969,000 for the second year, increasing 3% every two years thereafter.  The tenant has the option to purchase the building for $10,500,000 effective after January 10, 2011 through March 19, 2013.

•
South Burlington, Vermont – In January 2010, we executed a lease agreement with FairPoint Communications, Inc., for 56,000 square feet, representing 100% of the rentable square footage of the property, through January 1, 2015. The rent is $800,000 annually through January 2012 and increases to $820,000, $840,000 and $861,500 each subsequent year.

•
Churchill, Pennsylvania – We are currently in discussions with our tenant, Viacom, Inc., at our Churchill, Pennsylvania property whose lease expires in December 2010.  The property has significant capital needs which we believe to be the tenant’s responsibility.  Our negotiations with the tenant could result in various potential outcomes.  As a result of our analysis of impairment with respect to this property, an impairment loss of $10,000,000 was recognized at December 31, 2009.

•
Lisle, Illinois – During 2010 we expect occupancies on our two suburban office properties with 169,000 and 67,000 square feet, respectively, to drop from 71% and 93% at December 31, 2009 to 68% and 69% in 2010 due to major tenant relocations and downsizing in this difficult suburban Chicago market.

With respect to our debt exposure, each of our equity investments is essentially a stand-alone business, such that any potential liabilities which might occur are limited to that specific platform or investment and are not recourse to our other assets.  Consequently, our risk of loss is in each case limited to our investment in that particular venture.  Inclusive of extension rights, we have one borrowing related to our consolidated operating properties with a principal balance of $9,300,000 scheduled to mature in 2010.  Additionally, there are $6,484,000 of scheduled principal payments due on mortgage loans in 2010, approximately $36,886,000 is scheduled to be paid down or mature in 2011 and $164,097,000 is scheduled to be paid down or mature in 2012 or later.  With respect to the borrowing that is scheduled to mature in 2010, we are currently negotiating with the lender for a one-year renewal to March 2011.

Sealy Equity Investments

As of December 31, 2009, we held equity interests in three real estate ventures with Sealy & Co which have an aggregate of approximately 2.1 million rentable square feet consisting of 18 office/flex buildings and 13 light distribution and service center properties. The investment properties are located in Northwest Atlanta, Georgia, Atlanta, Georgia and Nashville, Tennessee and had occupancies of 73%, 78% and 86%, respectively, at December 31, 2009.  This compares to occupancy of 88%, 82%, and 88% at December 31, 2008.  The decrease in occupancy is the result of the current softening in the markets in which these properties are located.   The properties are being aggressively marketed for lease.  They continue to generate sufficient cash flow to service debt, meet capital expenditure needs and in 2009, although reporting a loss of $3,889,000 due primarily to depreciation and amortization, we received cash distributions of $1,195,000 from operations.

The Sealy properties have $139,750,000 of mortgage debt with no maturities until January 2012.

Marc Realty Portfolio

As of December 31, 2009, we held 12 equity interests with Marc Realty which consist of an aggregate of approximately 1,977,000 rentable square feet of office and retail space which was 84.1% occupied as compared to 85.4% occupied at December 31, 2008.

During 2009 we restructured our investments with Marc Realty.  Pursuant to the restructuring, we transferred our interest in properties which we perceived to have less opportunity for superior returns on a risk adjusted basis, increased our interest in the downtown Chicago properties and retained our interest in seven suburban properties.  In exchange, Marc Realty relinquished $12,500,000 of deferred returns due to them.  As a result, we effectively own 50% of the equity in 12 properties.

There are five downtown Chicago properties which contain approximately 959,000 rentable square feet of the aggregate Marc Realty portfolio and $36,799,000 of our December 31, 2009 carrying value.  These five properties had occupancy of 90.6% at December 31, 2009, compared to 90.8% occupancy at December 31, 2008. They offer significant stability to our overall investment due to their size, locality, tenant composition and consistent results, even during times of difficult market conditions.   The balance of the portfolio, representing seven properties and $20,761,000 of our December 31, 2009 carrying value,  contain approximately 1,018,000 square feet.  This subset of the portfolio is located in the Chicago suburbs and  was 79.0% occupied at December 31, 2009 compared to 80.4% occupied at December 31, 2008.

The Marc Realty properties are encumbered with $94,969,000 of mortgage debt currently with $23,627,000 maturing in 2010, $30,111,000 maturing in 2011 and the remainder in 2012 or later.  We are currently negotiating with the lender to extend the total debt maturing in 2010.

Loan Assets

In addition to stabilizing our existing loan assets in 2009, we continued to monitor and pursue new opportunities in the market.  In June 2009 we wrote our investment in Concord to zero.  The most significant loan asset transaction was our purchase of a $73,796,000 first mortgage loan for $38,409,000 which is collateralized by a 19 story, 289,000 square foot office building located at 160 Spear Street, San Francisco, California. After the initial purchase in June 2009 we split this loan in July 2009 into a $35,000,000 A Note which bears interest at 9.75% and a $38,796,000 B Note which bears interest at 6.48% and which may be satisfied at a discounted payoff amount of $15,000,000.  Simultaneously with the split, we sold to an unrelated third party the A Note at par of $35,000,000 resulting in us having a remaining investment of approximately $3,409,000 on the B Note on which we earn $1,371,000 annually in interest and on which we expect to receive $15,000,000 at maturity.

Excluding the 160 Spear Street transactions, since June 2009 we acquired loan assets with an aggregate face value of $42,083,000 for an aggregate purchase price of $21,060,000. At December 31, 2009  our aggregate loan assets’ carrying value  was $31,774,000 .

REIT Securities

During 2009 we invested $31,614,000 in REIT securities and have capitalized on the market mispricing of REIT securities.  We recognized $23,278,000 in combined realized and unrealized gains on our securities in 2009. We held REIT securities with a fair value of $52,597,000 at December 31, 2009.

Liquidity and Capital Resources

At December 31, 2009 we held $66,493,000 in unrestricted cash and cash equivalents and $52,597,000 in equity and debt REIT securities.  In addition, we had the ability to draw up to $35,000,000 on our credit facility with KeyBank National Association (“KeyBank”).

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

In order to better position ourselves to take advantage of investment opportunities, in November 2009 we 1) completed a rights offering to shareholders of record on October 22, 2009 issuing of 4,450,781 Common Shares at a price of $9.05 per share and 2) converted 544,000 Series B-1 Preferred Shares into an equivalent number of Series C Preferred Shares.  We believe the proceeds from the rights offering of $40,168,000 can be invested accretively within a reasonable time period and we believe, together with our existing liquid assets, provides liquidity sufficient to target a variety of investments.  As a result of the Series B-1/Series C transaction, we believe that due to the reduction in our outstanding Series B-1 Preferred Shares to 852,000 shares which have a liquidation value of $21,300,000, we will have greater flexibility in the future to raise capital through the sale of additional preferred shares as the Series C Preferred Shares permit the issuance of pari passu preferred shares, subject to certain limitations, whereas the Series B-1 Preferred Shares do not.

Our primary sources of funds include:

•	the use of cash and cash equivalents;
•	rents and reimbursements received from our operating properties;
•	payments received under our loan assets;
•	the issuance of equity and debt securities;
•	interest and dividends received from investments in REIT securities;
•	cash distributions from joint ventures;
•	borrowings under our credit facilities; and
•	asset specific borrowings.

Additional financing transactions during the year ended December 31, 2009 include:

•	the acquisition of 1,017,105 of our Series B-1 Preferred Shares with a liquidation value of $25,428,000 for $19,081,000 in cash, resulting in a net gain of $5,681,000;
•	the extension of the maturity date of the mortgage loan on our River City property for a period of one year;
•	the extension of the maturity date of our KeyBank mortgage loan for a period of one year; and
•	the repayment in March 2009 of a $9,800,000 note payable.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $7,255,000 from $59,238,000 at December 31, 2008 to $66,493,000 at December 31, 2007.

Our cash flow activities are summarized as follows (in thousands):

2009

Net cash flow provided by operating activities	$14,968
Net cash flow used in investing activities	(17,786)
Net cash flow provided by financing activities	10,073
Increase in cash and cash equivalents	$7,255

Operating Activities

Although our operating activities generated a net loss of $83,330,000 for the year ended December 31, 2009, operating activities generated positive cash flow of $14,968,000.  Our cash provided by operations reflects our net loss adjusted by: (i) non-cash items of $97,300,000 primarily related to equity losses from Concord of $98,574,000; (ii) $5,157,000 of distributions from non-consolidated interests; and (iii) a net decrease due to changes in other operating assets and liabilities of $4,159,000.  See our discussion of our Results of Operations below for additional details on our operations.

Investing Activities

Cash used in investing activities of $17,786,000 for the year ended December 31, 2009 was comprised primarily of the following:
•	$35,000,000 for purchases of available for sale real estate loans which represents the portion of the 160 Spear loan that was subsequently sold in July;
•	$33,115,000 for purchases of securities carried at fair value;
•	$22,969,000 for acquisitions of loans receivable;
•	$8,545,000 for additional loan advances ;
•	$3,358,000 for investment in our equity investments; and
•	$2,522,000 for investment in capital and tenant improvements at our operating properties.

These uses of investing cash flows were offset primarily by:

•	$39,015,000 in proceeds from the sale of securities carried at fair value;
•	$34,797,000 in proceeds from the sale of the 160 Spear A Note;
•	$11,467,000 in proceeds from the repayment of loans receivable which were primarily short term loans made to Concord; and
•	$2,668,000 in net proceeds, primarily related to the release of funds held in escrow from the qualified intermediary for the sale of our Biloxi, Mississippi property.

Financing Activities

Cash provided by financing activities of $10,073,000 for the year ended December 31, 2009 was comprised primarily of the following:

•	$40,168,000 of proceeds from the issuance of Common Shares through a rights offering; and
•	$4,004,000 of proceeds, primarily related to the application of escrow funds held as cash collateral and utilized to pay off the CitiBank note payable.

These contributions to financing cash flows were offset primarily by:

•	$9,800,000 for payment of the note payable to CitiBank;
•	$17,809,000 for dividend payments on our Common Shares; and
•	$6,229,000 for mortgage loan repayments.

Dividends

Since December 2005 we have paid regular dividends to our shareholders.  In paying dividends we have always sought to have our dividends track cash flow from operations.  As a result, while we intend to continue paying dividends each quarter, future dividend declarations will be at the discretion of our Board of Trustees and will depend on the actual cash flow, financial condition, capital requirements, utilization of available capital losses and net operating loss carryforwards, distribution requirements for REITs under the Code, and such other factors as our Board of Trustees deem relevant.   Subject to the foregoing, we expect to continue distributing our recurring current cash flow after reserving normal and customary amounts thereby allowing us to maintain our capital.   In addition, when deemed prudent or necessitated by applicable distribution requirements for REITs under the Code, we may make one or more special distributions during any particular year.  In light of the foregoing, in 2009 we reduced our dividend from $0.325 per share to $0.25 per share for the first three quarters of 2009 and, as a result of the issuance of additional Common Shares during the fourth quarter of 2009 from our rights offering, the proceeds of which have not yet been invested into accretive investments, we reduced the quarterly dividend again to $0.1625 for the fourth quarter of 2009.  This represents our existing budgeted recurring cash flow generated by assets currently owned and excludes any potential future cash flow generated from the investment of the substantial cash and cash equivalents on hand.  Additionally, during a favorable investing environment, we expect that we will utilize our carryforward capital losses to shelter gains from the disposition of our assets so we may use the proceeds for investment.  We expect to continue applying these standards with respect to our dividends on a quarterly basis which could cause the dividends to increase or decrease depending on cash flow.

We paid regular quarterly dividends of $0.325 per Common Share and we declared a special dividend of $0.05 per Common Share in December 2008, which was paid in January 2009.  We paid regular quarterly dividends of $0.40625 per Series B-1 Preferred Share for all four quarters of 2009 and 2008.

Contractual Obligations

The following table summarizes our payment obligations under contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2009 (in thousands):

	Payments Due by Period

	Total	Less than 1 Year		2-3 Years	4-5 Years	After 5 Years
Mortgage loans payable (principal and interest)	$279,642	$50,014	(1)	$41,204	$45,977	$142,447
Revolving line of credit (principal and interest)	-	-		-	-	-
Ground lease obligations (2)	-	-		-	-	-
Advisors’ fee (3)	4,702	4,702		-	-	-
	$284,344	$54,716		$41,204	$45,977	$142,447

(1)	Balance includes a mortgage loan payable with an outstanding principal balance at December 31, 2009 of $23,761 which we have one one-year option to extend.
(2)	All the underlying lease agreements require the tenant to pay the ground rent expense.
(3)
Advisor’s fee based upon the terms of the Advisory Agreement, effective January 1, 2010, with no effect given to equity issuances after December 31, 2009 or to incentive fee compensation to FUR Advisors.  No amounts have been included for subsequent renewal periods of the Advisory Agreement.

We carry comprehensive liability and all risk property insurance covering fire, flood, extended coverage, “acts of terrorism,” as defined in the Terrorism Risk Insurance Act of 2002 and rental loss insurance with respect to our operating properties where coverage is not provided by our net lease tenants.  Under the terms of our net leases, the tenant is obligated to maintain adequate insurance coverage.

Our debt instruments, consisting of mortgage loans secured by our operating properties (which are generally non-recourse to us), contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain at reasonable costs, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Results of Operations

Our results are discussed below by business segment:

➢	Operating Properties – our wholly and partially owned operating properties and from and after July 1, 2009 our 12 Marc Realty equity investments;
➢	Loan Assets – our senior and mezzanine real estate loans as well as commercial mortgage-backed securities including, prior to July 1, 2009, our Marc Realty venture properties;
➢	REIT Securities – our ownership of equity and debt securities in other real estate investment trusts; and
➢	Corporate – non-segment specific results which includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our year end assets by business segment (in thousands):

	2009	2008

Operating properties (1)	$313,682	$286,780
Loan assets (1)	31,774	146,560
REIT securities	52,597	36,796
Corporate
Cash and cash equivalents	66,493	59,238
Other	28,646	48,720
Total Assets	$493,192	$578,094

(1)
As of July 1, 2009, in conjunction with the restructuring of our preferred equity investment in Marc Realty, our investments in the Included Properties in the Marc Realty portfolio, which were previously included in the loan assets business segment, are now classified as equity investments and are included in the operating properties business segment.

Total assets decreased by $84,902,000, or 14.7%, from $578,094,000 at December 31, 2008 to $493,192,000 at December 31, 2009.  Cash and cash equivalents increased by $7,255,000.  In addition, we experienced decreases of  $30,726,000 in operating property assets and $57,158,000 in loan assets (exclusive of the transfer of $57,628,000 related to the reclassification of our preferred equity investments, tenant improvement and capital expenditure loans in the Marc Realty portfolio from the loan assets segment to the operating properties segment) and of $20,074,000 in other assets.

The decrease in operating property assets was due primarily to a $10,000,000 impairment loss recognized on our Churchill, Pennsylvania property in 2009, normal depreciation and amortization expense of $10,779,000, a $2,500,000 other-than-temporary impairment loss on one of our Marc Realty equity investments and the reclassification of certain assets to discontinued operations in 2009.

The decrease in loan assets was due primarily to a decrease of $73,061,000 in the carrying value of our equity investment in Concord which is carried at zero as of December 31, 2009.

The decrease in other assets resulted primarily from the utilization of $17,081,000 of funds held on deposit for the retirement of 917,105 shares of our Series B-1 Preferred Shares.

The following table summarizes our results from continuing operations by business segment for each of the years ended December 31 (in thousands):

	2009	2008	2007

Operating properties	$(7,956)	$3,055	$4,731
Loan assets	(99,830)	(67,770)	20,282
REIT securities	27,002	1,346	(5,073)
Corporate expenses	(3,022)	(6,143)	(15,806)
Consolidated (loss) income from continuing operations	$(83,806)	$(69,512)	$4,134

Comparison 2009 to 2008

Operating Properties

The following table summarizes our results from continuing operations for our operating properties business segment for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Rents and reimbursements	$40,605	$42,088
Operating expenses	(7,043)	(6,768)
Real estate taxes	(2,542)	(2,428)
Impairment loss on investments in real estate	(10,000)	(2,100)
Equity in income of Marc Realty investments	281	-
Impairment loss on Marc Realty equity investment	(2,500)	-
Equity in loss of Sealy Northwest Atlanta	(457)	(409)
Equity in loss of Sealy Airpark Nashville	(1,056)	(1,023)
Equity in loss of Sealy Newmarket	(691)	(250)
Operating income	16,597	29,110

Depreciation expense	(10,779)	(11,766)
Interest expense	(13,774)	(14,289)
Net income	$(7,956)	$3,055

For purposes of management’s discussion of our results of operations, operating income for each business segment is defined as all items of income and expense before depreciation, amortization and interest expense. Operating income from our operating properties decreased by $12,513,000 over the prior year period.  The decrease was due primarily to:

•	a $10,000,000 impairment loss recorded in 2009 as compared to an impairment loss of $2,100,000 recognized in 2008;
•	a $2,500,000 other-than-temporary impairment loss on our Marc Realty equity investment in the property located at 1701 East Woodfield Rd, Schaumburg, Illinois;
•
a decrease of $1,021,000 in rents and reimbursements from our net lease portfolio due to the reduced rent pursuant to the restructuring and 10-year extension of the lease for our Plantation, Florida property as of January 1, 2009;

•	a decrease of $686,000 in rents and reimbursements at our Jacksonville, Florida property due to the loss of two tenants who occupied approximately 80% of the property;
•	a decrease of $529,000 in rents and reimbursements from our Lisle, Illinois properties due to an approximate 12% decrease in average occupancy at one of the properties in 2009;
•
a $275,000 increase in operating expenses due primarily to increased cost of $145,000 at our Ontario property, a $380,000 bad debt reserve at our Burlington property as a result of a tenant bankruptcy and a $122,000 increase in legal and professional fees related to tenant disputes which were offset by a $290,000 decrease in costs at our River City property; and

•
a $522,000 increase in losses from our Sealy equity investments due primarily to a $441,000 increase in loss related to our Newmarket office complex in Atlanta, Georgia which we held for 12 months in 2009 and only five months in 2008.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  We received cash distributions of $1,195,000 from the Sealy equity investments for the year ended December 31, 2009.

Partially offset by:

•
income of $281,000 in 2009 representing our share of operations from our 12 Marc Realty equity investments since July 1, 2009.  We received cash distributions of $1,089,000 from the Marc Realty equity investments during the year ended December 31, 2009;

•
an increase of $194,000 in rents and reimbursements at our Ontario property as a result of a $412,000 increase in rental revenue due to an approximate 1% increase in average occupancy which was partially offset by a $218,000 decline in revenue from the parking facility in 2009; and

•	an increase of $577,000 in rents and reimbursements at our River City property due to an approximate 6% increase in average occupancy in 2009.

Depreciation and amortization expense decreased by $987,000 primarily as a result of values assigned to leases in place at the time of acquisition being fully amortized during 2009.  Interest expenses related to our operating properties decreased by $515,000 primarily as a result of normal amortization of the mortgage loans payable.

Loan Assets

The following table summarizes our results from our loan assets business segment for the years ended December 31, 2009 and 2008 (in thousands):
	2009	2008

Interest income	$3,442	$1,532
Equity in earnings of preferred equity investment of Marc Realty	78	5,868
Impairment loss on preferred equity investments	(2,186)	(7,513)
Impairment loss on Lex-Win Concord	(31,670)	(36,543)
Equity in loss of Lex-Win Concord	(66,904)	(30,207)
Gain on sale of mortgage backed securities	-	454
Gain on sale of other assets	-	24
Impairment loss on available for sale loan	(203)	-
Provision for loss on loan receivable	(2,152)	(1,179)
Operating loss	(99,595)	(67,564)

General and administrative expense	(235)	-
Interest expense	-	(206)
Net loss	$(99,830)	$(67,770)

Operating loss from loan assets increased by $32,031,000 from a loss of $67,564,000 in 2008 to a loss of $99,595,000 in 2009.  The increase was due primarily to:

•
a $36,697,000 increase in equity in loss from Lex-Win Concord due primarily to our allocable share of the increased  operating loss from Concord for the year ended December 31, 2009 compared to the year ended December 31, 2008.  In addition, we recorded a $31,670,000 other-than-temporary impairment loss in 2009 to reduce our equity investment in Lex-Win Concord to zero.  In 2008, we recorded a $36,543,000 other-than-temporary impairment loss.

•
a $5,790,000 decrease in earnings from our preferred equity investment primarily as a result of the  restructuring of the Marc Realty portfolio.  Items that affected the decrease included a $2,664,000 loss from the transfer of our interest in three of the properties in the Marc Realty portfolio in May 2009, a $2,624,000 decrease in interest earnings and  a $511,000 decrease in gains on sale of real estate; and

•	a $973,000 increase in provision for loss on loans receivable related to properties in our Marc Realty portfolio;

Partially offset by:

•
a $1,910,000 increase in interest income due primarily to $2,675,000 recognized on loan assets acquired in 2009 which was partially offset by a reduction of $522,000 of interest on our tenant improvement and capital expenditure loans related to the Marc Realty investments which are now reported in the operating properties segment as of July 1, 2009; and

•
a $5,327,000 decrease in impairment loss on preferred equity investments.  We recognized $2,186,000 of other-than-temporary impairments on four of our Marc Realty preferred equity investments during the year ended December 31, 2009 compared with a $7,513,000 other-than-temporary impairment recognized on four Marc Realty preferred equity investments during the same period in 2008.

REIT Securities

The following table summarizes our results from our REIT securities business segment for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Dividends	$3,894	$916
Gain on sale of securities carried at fair value	5,416	-
Gain on sale of available for sale securities	-	1,580
Impairment loss on available for sale securities	-	(207)
Unrealized gain on securities carried at fair value	17,862	24
Equity in loss of Lex-Win Acquisition, LLC	(95)	(878)
Operating income	27,077	1,435

Interest expense	(75)	(89)
Net income	$27,002	$1,346

Operating income from REIT securities increased by $25,642,000 over the prior year period.  The increase was due primarily to:
•	a $2,978,000 increase due primarily to interest and dividends as the result of the increased investment in REIT securities during the year ended December 31, 2009;
•	a $17,862,000 unrealized gain on securities carried at fair value recognized in 2009; and
•	a $3,836,000 increase in gain on sale of securities.

Corporate

The following table summarizes our results from our corporate business segment for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Interest income	$172	$1,670
General and administrative	(7,068)	(6,887)
Interest expense	(2,815)	(7,379)
Gain on extinguishment of debt	6,846	6,284
State and local taxes	(157)	(330)
Other	-	499
Operating loss	$(3,022)	$(6,143)
The decrease in the operating loss from corporate operations for the comparable periods was due primarily to:

•
a $4,564,000 decrease in corporate interest expense due primarily to lower aggregate payments in 2009 of $3,470,000 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2009 and a reduction of interest expense of $1,102,000 related to our KeyBank line of credit;

Partially offset by:

•
a $1,498,000 decrease in corporate interest income earned on our cash and cash equivalents due primarily to lower yields on U.S. Treasury securities and other depository accounts during 2009 versus 2008; and

•
state income taxes decreased by $173,000 to $157,000 for the year ended December 31, 2009 from $330,000 for the year ended December 31, 2008 due primarily to our anticipated lower taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Comparison 2008 to 2007

Operating Properties

The following table summarizes our results from continuing operations for our operating properties business segment for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007

Rents and reimbursements	$42,088	$39,460
Operating expenses	(6,768)	(5,132)
Real estate taxes	(2,428)	(2,068)
Impairment loss on investments in real estate	(2,100)	-
Loss on extinguishment of debt	-	(369)
Equity in loss of Sealy Northwest Atlanta	(409)	(470)
Equity in loss of Sealy Airpark Nashville	(1,023)	(936)
Equity in loss of Sealy Newmarket	(250)	-
Operating income	29,110	30,485

Depreciation expense	(11,766)	(11,639)
Interest expense	(14,289)	(14,115)
Net income	$3,055	$4,731

Operating income from our operating properties decreased by $1,375,000 to $29,110,000 for the year ended December 31, 2008 from $30,485,000 for the year ended December 31, 2007.  The decrease was due primarily to:

•	a $2,628,000 increase in rents and reimbursements due primarily to increased rental income at our River City property acquired in October 2007;
•	a $1,636,000 increase in operating expenses due primarily to our River City property, acquired in October 2007 which we owned for 12 months in 2008 compared to three months in 2007;
•	a $360,000 increase in real estate taxes due primarily to our River City property acquired in October 2007;
•
a $2,100,000 impairment loss on real estate at our Andover, Massachusetts property as a result of indications from our existing tenant that they will not renew their lease, due to expire in December 2009; and

•
a $276,000 increase in losses from our equity investments due primarily to a $250,000 loss related to our Sealy Newmarket office complex in Atlanta, Georgia which we acquired in August 2008.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  We received cash distributions from these investments of $1,405,000 and $194,000 for the years ended December 31, 2008 and 2007, respectively.

Depreciation and interest expenses related to our operating properties remained relatively constant with the prior year.

Loan Assets

The following table summarizes our results from our loan assets business segment for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007

Interest	$1,532	$7,728
Equity in earnings of preferred equity investment of Marc Realty	5,868	11,836
Impairment loss on preferred equity investments	(7,513)	-
Equity in (loss) earnings of equity investments	(30,207)	5,098
Impairment loss on Lex-Win Concord	(36,543)	-
Gain on sale of mortgage backed securities	454	-
Gain on other assets	24	-
Gain on sale of limited partnership interest	-	1,997
Provision for loss on loan receivable	(1,179)	-
Operating (loss) income	(67,564)	26,659

Interest expense	(206)	(6,377)
Net (loss) income	$(67,770)	$20,282

Operating income from loan assets decreased by $94,223,000 from income of $26,659,000 in 2007 to a loss of $67,564,000 in 2008.  The decrease was due primarily to:

•	a $71,848,000 decrease in equity in earnings from Concord due primarily to:
-	a $62,804,000 increase in impairments on available for sale securities at Concord
-	a $31,053,000 provision for loan loss reserves
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

•	a $6,196,000 decrease in interest income due primarily to:
-	a $4,403,000 decrease on our Fannie Mae and Freddie Mac whole pool mortgage backed securities sold in January 2008
-	a $2,433,000 decrease in interest income on our Toy Building loan sold in May 2007; and

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

REIT Securities

The following table summarizes our results from our REIT securities business segment for the years ended December 31, 2008 and 2007 (in thousands):

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

Operating income from REIT securities increased by $6,508,000 over the prior year period to income of $1,435,000 in 2008 versus a loss of $5,073,000 in 2007.  The $6,508,000 increase was due primarily to:

•	a $18,011,000 decrease in impairment losses on available for sale securities due to the recognition in 2007 of a $17,745,000 non-cash impairment loss on our common shares of Lexington;
•	a $8,607,000 decrease in gains on sales of available for sale securities due primarily to the sale in 2007 of America First Apartment Investors, Inc. common stock; and
•	a $2,087,000 decrease in dividend income due primarily to dividends received in 2007 on our Lexington common shares, which were sold in March 2008.

Corporate

The following table summarizes our results from our corporate business segment for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007

Interest income	$1,670	$3,149
General and administrative	(6,887)	(8,336)
Interest expense	(7,379)	(10,902)
Gain on extinguishment of debt	6,284	-
State and local taxes	(330)	(417)
Other	499	700
Operating loss	$(6,143)	$(15,806)

The decrease in the operating loss from corporate operations for the comparable periods was:

•
a $6,284,000 gain on early extinguishment of debt resulting from our October and November 2008 purchases of 1,024,000 shares of our Series B-1 Preferred Shares at a discount of 27.4% to their liquidation value;

•
a $3,523,000 decrease in corporate interest expense due primarily to lower aggregate dividend payments in 2008 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2008;

•	a $1,479,000 decrease in corporate interest income earned on our cash and cash equivalents due primarily to lower yields on U.S. Treasury securities during 2008 versus 2007;
•
a $1,449,000 decrease in general and administrative expenses due primarily to a credit in the base management fee of $1,500,000.  In connection with the resignation by Michael Ashner, our Chairman and Chief Executive Officer, as a trustee and officer of Lexington in March 2008, we agreed to permit FUR Advisors to provide consulting services to Lexington through December 2008.  For providing these services, Lexington paid FUR Advisors a fee of $1,500,000.  In consideration for granting its consent, we received a credit of $1,500,000 against the base management fee payable by us to FUR Advisors which was used during 2008.  Excluding the effect of the credit, general and administrative expenses were consistent with the prior year; and

•
state income taxes decreased by $87,000 to $330,000 for the year ended December 31, 2008 from $417,000 for the year ended December 31, 2007 due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Discontinued Operations

In November 2009 the tenant at our Athens, Georgia retail property notified us that it was exercising its right to purchase the property at the expiration of the current lease term.  In accordance with the lease, the purchase price will be equal to the fair market value of the property at the time of sale.  We and the tenant have each engaged independent third parties to determine the fair market value of the property.  We anticipate that the sale will be consumated on or before October 31, 2010, the current lease expiration date.

In August 2009 the First District Court of Wyandotte County, Kansas appointed a receiver to operate and manage our apartment complex in Kansas City, Kansas, commonly referred to as Creekwood Apartments.  In October 2009 a notice of foreclosure was issued on behalf of the first mortgage holder.  The property was foreclosed upon in December 2009 and we recorded a gain on the early extinguishment of debt of $292,000.

In December 2008 we sold a shopping center asset located in Biloxi, Mississippi, aggregating approximately 51,000 square feet, for a gross sales price of approximately $3,300,000.  We received proceeds of $2,678,000, net of credits for a ground lease purchase option and closing costs, and recognized a gain of $1,807,000 on the sale.

The operations of the foregoing properties are classified as discontinued operations for all periods presented.

Tenant Concentrations

Three tenants contributed approximately 41%, 39% and 41% of our base rental revenues for the years ended December 31, 2009, 2008 and 2007, respectively, and represent approximately 36%, 35% and 35%, respectively, of the total rentable square footage of the net lease property portfolio.

The Jacksonville, Florida property has one tenant that will occupy approximately 94% of the rentable area effective February 2010.

Off-Balance Sheet Investments

We have three off-balance sheet investments – our Marc Realty, Lex-Win Concord and Sealy investment platforms. For our three off-balance sheet arrangements, our exposure to loss is limited to our investment balance.

Critical Accounting Policies and Estimates

Impairment

Operating properties – We evaluate the need for an impairment loss on real estate assets when indicators of impairment are present and the projected undiscounted cash flows from an asset are not sufficient to recover an asset’s carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The projection of cash flows used in the impairment evaluation involves significant judgment by management.

Preferred equity investments – We have certain mezzanine loans which are classified as preferred equity investments. Determining whether a preferred equity investment is other-than-temporarily impaired requires significant judgment. This evaluation includes consideration of the length of time and extent to which the fair value of an investment has been less than its cost basis, our intent and ability to hold the investment until a forecasted recovery in value and the collateral underlying the investment.

Loan assets – Loan assets are periodically evaluated for possible impairment in order to determine whether it is necessary to establish a loan loss allowance.  In some instances if a borrower is experiencing difficulties making loan payments we may assist the borrower to address the problems, which could include extending the loan term, making additional advances, or reducing required payments.  A loan asset is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms of the loan.  Impairment is then measured based on the present value of expected future cash flows or, if the loan is collateral dependent, the fair value of the collateral.  When a loan is considered to be impaired, we will establish an allowance for loan losses and record a corresponding charge to earnings.  Significant judgments are required in determining impairment.  We do not record interest income on impaired loans.  Any cash receipts on impaired loans are recorded as a recovery reducing the allowance for loan losses.

Available for sale securities – A decline in the market value of any available for sale marketable equity security below its cost that is deemed to be an other-than-temporary impairment results in a reduction in carrying amount to fair value.  The impairment is charged to operations and a new cost basis for the security is established.  The determination of whether an available for sale marketable security is other-than-temporarily impaired requires significant judgment and requires consideration of available quantitative and qualitative evidence in evaluating the potential impairment.  Factors evaluated to determine whether the investment is other-than-temporarily impaired include significant deterioration in the issuer’s earnings performance, credit rating, and asset quality; business prospects of the issuer; adverse changes in the general market conditions in which the issuer operates; length of time that the fair value has been below our cost; our expected future cash flows from the security and our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.  Judgments associated with these factors are subject to future market and economic conditions, which could differ from our assessment.

Equity investments – Equity investments are reviewed for impairment periodically.  Equity investments for which the carrying value exceeds the fair value, the Trust evaluates if these are other-than-temporarily impaired.

Contingent Liabilities – Estimates are used when accounting for the allowance for contingent liabilities and other commitments.  Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.  All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

Variable Interest Entities

We have evaluated our investments to determine whether they are variable interests in a variable interest entity (“VIE”).  A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that incurs a majority of the VIE’s anticipated losses and/or a majority of its expected returns. Determination of whether we must consolidate variable interest entities requires significant judgments and assumptions to be made.

At December 31, 2009 we have identified three loans receivable, Concord, and the Marc Realty equity investments and the preferred equity investment to be variable interests in a VIE.  We have determined that we are not the primary beneficiary of the underlying borrowing entities of these investments as we do not anticipate absorbing a majority of the expected losses due to our preferred return position.

Recently Issued Accounting Standards

See “Item 8. Financial Statements and Supplementary Data - Note 2.”

ITEM 7A – QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates.  Market interest rates are highly sensitive to many factors beyond our control.  Various financial vehicles exist which would allow management to mitigate the potential negative effects of interest rate fluctuations on our cash flow and earnings.

Our liabilities include both fixed and variable rate debt.  As discussed in ITEM 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations, we seek to limit our risk to interest rate fluctuations through match financing on our loan assets as well as through hedging transactions.  In this regard, we entered into the following agreements:

•
An interest rate swap with a $26,000,000 notional amount that effectively converted the interest rate on that portion of principal of our mortgage loan payable to KeyBank from a floating rate equal to LIBOR plus 1.75% to a fixed rate of 5.80%.  This interest rate swap matured on December 1, 2009.  The outstanding balance at December 31, 2009 on this loan is approximately $23,761,000.

•
Effective June 24, 2009, we entered into an interest rate swap agreement, with a notional amount of $23,000,000, which commenced with the expiration of the aforementioned swap and will cover through June 30, 2010 which effectively converts the interest rate on that portion of principal from a floating rate of 1.75% to a fixed rate of 2.80%.

The fair value of our debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $25,704,000 at December 31, 2009 and exceeded its carrying value by $633,000 at December 31, 2008.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at December 31, 2009 (in thousands):

	Change in LIBOR(2)
	-0.23%	1%	2%	3%

Change in consolidated interest expense	$(2)	$8	$15	$23
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(45)	195	390	585
(Increase) decrease in net income	$(47)	$203	$405	$608

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty equity investment. The amount does not reflect our equity investment in Concord which has been written down to zero.
(2)	The one month LIBOR rate at December 31, 2009 was 0.23%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.  In addition, as of December 31, 2009 our variable rate loans receivable with a face value aggregating $32,504,000 partially mitigate our exposure to change in interest rates.

Market Value Risk

Our hedge transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract.  The one counterparty of these arrangements is KeyBank at the present time.  We do not anticipate that this counterparty will fail to meet its obligations.  There can be no assurance that we will adequately protect against the foregoing risks and that we will ultimately realize an economic benefit that exceeds the related assets incurred in connection with engaging in such hedging strategies.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Reports of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets as of December 31, 2009 and 2008	52

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the Years Ended December 31, 2009, 2008 and 2007	53

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2009, 2008 and 2007	54

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2009, 2008 and 2007	55

Notes to Consolidated Financial Statements	57

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Winthrop Realty Trust

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Winthrop Realty Trust and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits in 2009, 2008 and 2007.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests in 2009.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2010

WINTHROP REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
	December 31,
	2009	2008
ASSETS
Investments in real estate, at cost
Land	$20,659	$21,344
Buildings and improvements	228,419	246,362
	249,078	267,706
Less: accumulated depreciation	(31,269)	(25,901)
Investments in real estate, net	217,809	241,805

Cash and cash equivalents	66,493	59,238
Restricted cash held in escrows	9,505	14,353
Loans receivable, net of allowances of $0 and $2,445, respectively	26,101	22,876
Accounts receivable, net of allowances of $565 and $225, respectively	14,559	14,028
Securities carried at fair value	52,394	36,516
Loan securities carried at fair value	1,661	-
Available for sale securities, net	203	184
Preferred equity investment	4,012	50,624
Equity investments	73,207	92,202
Lease intangibles, net	22,666	25,929
Deferred financing costs, net	1,495	3,218
Assets held for sale	3,087	-
Deposit	-	17,081
Other assets	-	40
TOTAL ASSETS	$493,192	$578,094

LIABILITIES
Mortgage loans payable	$216,767	$229,737
Series B-1 Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference; 852,000 and 2,413,105 shares authorized and outstanding at December 31, 2009 and 2008, respectively	21,300	60,328
Note payable	-	9,800
Accounts payable and accrued liabilities	7,401	8,596
Dividends payable	3,458	5,934
Deferred income	48	795
Below market lease intangibles, net	2,849	3,696
TOTAL LIABILITIES	251,823	318,886

COMMITMENTS AND CONTINGENCIES

NON-CONTROLLING REDEEMABLE PREFERRED INTEREST
Series C Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference, 544,000 shares authorized and outstanding at December 31, 2009	12,169	-
Total non-controlling redeemable preferred interest	12,169	-

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Common Shares, $1 par, unlimited shares authorized; 20,375,483 and 15,754,495 issued and outstanding in 2009 and 2008, respectively	20,375	15,754
Additional paid-in capital	498,118	460,956
Accumulated distributions in excess of net income	(301,317)	(213,284)
Accumulated other comprehensive loss	(87)	(15,176)
Total Winthrop Realty Trust Shareholders’ Equity	217,089	248,250
Non-controlling interests	12,111	10,958
Total Equity	229,200	259,208
TOTAL LIABILITIES AND EQUITY	$493,192	$578,094

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenue
Rents and reimbursements	$40,605	$42,088	$39,460
Interest and dividends	7,336	2,448	10,731
	47,941	44,536	50,191
Expenses
Property operating	7,043	6,768	5,132
Real estate taxes	2,542	2,428	2,068
Depreciation and amortization	10,779	11,766	11,639
Interest	16,664	21,963	31,394
Impairment loss on investments in real estate	10,000	2,100	-
Impairment loss on available for sale securities	-	207	18,218
Provision for loss on loans receivable	2,152	1,179	-
General and administrative	7,303	6,887	8,336
State and local taxes	157	330	417

	56,640	53,628	77,204
Other income (loss)
Earnings (loss) from preferred equity investments	(2,108)	(1,645)	11,836
Equity in (loss) earnings of equity investments	(103,092)	(69,310)	3,647
Gain on sale of available for sale securities	-	1,580	10,187
Gain on sale of mortgage-backed securities	-	454	-
Gain on sale of securities carried at fair value	5,416	-	-
Gain on sale of other assets	-	24	1,997
Gain (loss) on extinguishment of debt	6,846	6,284	(369)
Unrealized gain on securities carried at fair value	17,862	24	-
Impairment loss on real estate loan available for sale	(203)	-	-
Interest income	172	1,670	3,149
Other income	-	499	700
	(75,107)	(60,420)	31,147

(Loss) income from continuing operations	(83,806)	(69,512)	4,134

Discontinued operations
Income (loss) from discontinued operations	184	12	(1,075)
Gain on extinguishment of debt	292	-	-
Gain on sale of real estate	-	1,807	-
Income (loss) from discontinued operations	476	1,819	(1,075)

Consolidated net (loss) income	(83,330)	(67,693)	3,059
Income attributable to non-controlling interest	(1,017)	(483)	(578)
Net (loss) income attributable to Winthrop Realty Trust	(84,347)	(68,176)	2,481
Income attributable to non-controlling redeemable preferred interest	(147)	-	-
Net (loss) income attributable to Common Shares	$(84,494)	$(68,176)	$2,481

Comprehensive loss
Consolidated net (loss) income	$(83,330)	$(67,693)	$3,059
Change in unrealized gain (loss) on available for sale securities	19	1,662	(19,704)
Change in unrealized gain on mortgage-backed securities	-	190	1,250
Change in unrealized gain (loss) on interest rate derivative	543	(743)	(1,553)
Change in unrealized gain (loss) from equity investments	26,174	(6,137)	(8,390)
Less reclassification adjustment included in net income	-	(2,058)	15,270
Comprehensive loss	$(56,594)	$(74,779)	$(10,068)

Per Common Share Data – Basic:
Income (loss) from continuing operations	$(5.22)	$(4.71)	$0.27
Income from discontinued operations	0.03	0.12	(0.08)
Net income (loss) attributable to Winthrop Realty Trust	$(5.19)	$(4.59)	$0.19

Per Common Share Data – Diluted:
Income (loss) from continuing operations	$(5.22)	$(4.71)	$0.27
Income from discontinued operations	0.03	0.12	(0.08)
Net income (loss) attributable to Winthrop Realty Trust	$(5.19)	$(4.59)	$0.19

Basic Weighted-Average Common Shares	16,277	14,866	13,165

Diluted Weighted-Average Common Shares	16,277	14,866	13,178
See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except per share data)

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	in Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income	Interests	Total

Balance, December 31, 2006	13,074	$65,370	$353,719	$(100,540)	$5,037	$30,051	$353,637

Cumulative effect, change in accounting principle	-	-	-	1,916	-	-	1,916
Net income attributable to Winthrop Realty Trust	-	-	-	2,481	-	-	2,481
Net income attributable to non-controlling interests	-	-	-	-	-	578	578
Distributions to non-controlling interests	-	-	-	-	-	(21,438)	(21,438)
Contributions from non-controlling interests	-	-	-	-	-	787	787
Dividends paid or accrued on Common Shares of Beneficial Interest ($2.15 per share)	-	-	-	(28,410)	-	-	(28,410)
Change in unrealized loss on available for sale securities, net of reclassification adjustments for amounts included in net income	-	-	-	-	(4,434)	-	(4,434)
Change in unrealized loss on mortgage backed securities held for sale	-	-	-	-	1,250	-	1,250
Change in unrealized gain on interest rate derivatives	-	-	-	-	(1,553)	-	(1,553)
Change in unrealized loss from equity investments	-	-	-	-	(8,390)	-	(8,390)
Conversion of Series B-1 Preferred Shares to Common Shares	66	330	1,097	-	-	-	1,427
Stock issued under dividend reinvestment plan	118	592	3,329	-	-	-	3,921
Balance, December 31, 2007	13,258	66,292	358,145	(124,553)	(8,090)	9,978	301,772

Net loss attributable to Winthrop Realty Trust	-	-	-	(68,176)	-	-	(68,176)
Net income attributable to non-controlling interests	-	-	-	-	-	483	483
Distributions to non-controlling interests	-	-	-	-	-	(103)	(103)
Contributions from non-controlling interests	-	-	-	-	-	600	600
Dividends paid or accrued on Common Shares of beneficial interest ($1.35 per share)	-	-	-	(20,555)	-	-	(20,555)
Change in unrealized loss on available for sale securities, net of reclassification adjustments for amounts included in net income	-	-	-	-	58	-	58
Change in unrealized loss on mortgage backed securities held for sale	-	-	-	-	(264)	-	(264)
Change in unrealized gain on interest rate derivatives	-	-	-	-	(743)	-	(743)
Change in unrealized loss from equity investments	-	-	-	-	(6,137)	-	(6,137)
Effect of the Reverse Split	-	(63,298)	63,298	-	-	-	-
Partial shares retired due to Reverse Split	(1)	(5)	(5)	-	-	-	(10)
Purchase and retirement of Common Shares	(70)	(70)	(860)	-	-	-	(930)
Conversion of Series B-1 Preferred Shares to Common Shares	548	2,742	9,190	-	-	-	11,932
Issuance of Common Shares through rights offering	1,769	8,845	28,029	-	-	-	36,874
Stock issued under dividend reinvestment plan	250	1,248	3,159	-	-	-	4,407
Balance, December 31, 2008	15,754	15,754	460,956	(213,284)	(15,176)	10,958	259,208

Cumulative effect, change in accounting principle	-	-	-	11,647	(11,647)	-	-
Net loss atributable to Winthrop Realty Trust	-	-	-	(84,347)	-	-	(84,347)
Net income attributable to non-controlling interests	-	-	-	-	-	1,017	1,017
Distributions to non-controlling interests	-	-	-	-	-	(843)	(843)
Contributions from non-controlling interests	-	-	-	-	-	979	979
Dividends paid or accrued on Common Shares of beneficial interest ($0.9125 per share)	-	-	-	(15,186)	-	-	(15,186)
Dividends paid or accrued on Series C Preferred Shares ($0.406 per ahare)	-	-	-	(147)	-	-	(147)
Change in unrealized loss on available for sale securities, net of reclassification adjustments for amounts included in net income	-	-	-	-	19	-	19
Change in unrealized gain on interest rate derivatives	-	-	-	-	543	-	543
Change in unrealized loss from equity investments	-	-	-	-	26,174	-	26,174
Issuance of Common Shares through rights offering	4,451	4,451	35,717	-	-	-	40,168
Stock issued under dividend reinvestment plan	170	170	1,445	-	-	-	1,615
Balance, December 31, 2009	20,375	$20,375	$498,118	$(301,317)	$(87)	$12,111	$229,200

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net (loss) income	$(83,330)	$(67,693)	$3,059
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	7,504	8,072	8,086
Amortization of lease intangibles	4,771	5,507	7,673
Straight-lining of rental income	(1,280)	(1,701)	(1,825)
Losses (earnings) of preferred equity investments	2,758	2,805	(5,481)
Distributions from preferred equity investments	2,373	4,804	5,469
Losses (earnings) of equity investments	103,092	69,310	(3,647)
Distributions from equity investments	2,784	6,878	2,084
Restricted cash held in escrows	(1,824)	(318)	(148)
Gain on sale of securities carried at fair value	(5,416)	-	-
Gain on sale of available for sale securities	-	(1,580)	(10,187)
Gain on sale of mortgage-backed securities available for sale	-	(454)	-
Gain on sale of investments in real estate	-	(1,807)	-
Unrealized gain on securities carried at fair value	(17,862)	-	-
Unrealized gain on available for sale securities	-	(24)	-
(Gain) loss on extinguishment of debt	(7,138)	(6,284)	369
Impairment loss on real estate loan available for sale	203	-	-
Impairment loss	10,000	2,307	18,218
Provision for loss on loan receivable	2,152	1,179	1,266
Tenant leasing costs	(2,191)	795	-
Bad debt expense	340	62	71
Net change in interest receivable	(74)	(70)	435
Net change in loan discount accretion	(1,021)	-	-
Net change in other operating assets and liabilities	(873)	4,084	(3,288)

Net cash provided by operating activities	14,968	25,872	22,154

Cash flows from investing activities
Investments in real estate	(2,522)	(3,901)	(9,716)
Proceeds from repayments of mortgage-backed securities available for sale	-	78,318	38,694
Investment in equity investments	(3,358)	(14,093)	(98,201)
Investment in preferred equity investments	(487)	(4,973)	(17,669)
Return of equity on equity investments	118	19,041	10,000
Return of capital distribution from available for sale securities	-	-	10,047
Proceeds from preferred equity investments	145	21,273	16,162
Purchase of available for sale securities	-	(5,055)	(3,172)
Purchase of securities carried at fair value	(33,115)	(36,896)	-
Proceeds from sale of available for sale securities	-	58,088	24,004
Proceeds from sale of securities carried at fair value	39,015	422	-
Investment in loan receivable available for sale	(35,000)	-	-
Proceeds from sale of loan receivable available for sale	34,797	-	-
Decrease in restricted cash held in escrows	2,668	(252)	(1,523)
Issuance and acquisition of loans receivable	(31,514)	(24,124)	(9,224)
Collection of loans receivable	11,467	12,635	64,360
Cash proceeds from foreclosure on property	-	-	1,347

Net cash provided by (used in) investing activities	(17,786)	100,483	25,109

(continued on next page)

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, continued)

	Years Ended December 31,
	2009	2008	2007
Cash flows from financing activities
Repayment of borrowings under repurchase agreements	-	(75,175)	(36,736)
Proceeds from mortgage loans payable	49	875	51,693
Principal payments of mortgage loans payable	(6,229)	(8,063)	(47,536)
Deposit on Series B-1 Preferred Shares	-	(17,081)	-
Redemption of Series B-1 Preferred Shares	(2,000)	(18,583)	-
Restricted cash held in escrows	4,004	(5,127)	140
Proceeds from loan payable	19,818	-	-
Payment of loan payable	(19,818)	-	(30,004)
Proceeds from note payable	-	9,800	-
Payments of note payable	(9,800)	-	-
Proceeds from revolving line of credit	35,000	70,000	-
Payment of revolving line of credit	(35,000)	(70,000)	-
Deferred financing costs	(61)	(392)	(887)
Contribution from non-controlling interest	979	600	787
Distribution to non-controlling interest	(843)	(103)	(21,438)
Issuance of Common Shares through rights offering	40,168	36,874	-
Issuance of Common Shares under Dividend Reinvestment Plan	1,615	4,407	3,921
Purchase of retirement of Common Shares	-	(930)	-
Redemption of Common Shares through Reverse Split	-	(10)	-
Dividend paid on Common Shares	(17,809)	(30,863)	(20,012)

Net change provided by (used in) financing activities	10,073	(103,771)	(100,072)

Net increase (decrease) in cash and cash equivalents	7,255	22,584	(52,809)
Cash and cash equivalents at beginning of year	59,238	36,654	89,463
Cash and cash equivalents at end of year	$66,493	$59,238	$36,654

Supplemental Disclosure of Cash Flow Information
Interest paid	$16,324	$25,167	$27,056

Taxes paid	$220	$189	$513

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$3,311	$5,934	$16,242

Dividends accrued on Series C Preferred Shares	$147	$-	$-

Capital expenditures accrued	$201	$358	$120

Distribution from equity investment	$161	$-	$-

Conversion of Series B-1 Preferred Shares into Common Shares	$-	$12,339	$1,484

Redemption of Series B-1 Preferred Shares	$(17,081)	$-	$-

Deposit on redemption of Series B-1 Preferred Shares	$17,081	$-	$-

Transfer of preferred equity investments to equity method investments	$(41,823)	$-	$-

Transfer of loans to equity method investments	$(15,805)	$-	$-

Transfer to equity method investments from loans and preferred equity investments	$57,628	$-	$-

Impact of adoption of FIN 48	$-	$-	$1,916

River City foreclosure:
Loan and interest receivable	-	-	12,082
Land	-	-	(1,149)
Building and improvements	-	-	(9,989)
Lease intangibles	-	-	(1,944)
Below market lease intangibles	-	-	1,290
Accounts payable and accrued liabilities	-	-	1,057
Net cash provided by foreclosure of River City	$-	$-	$1,347
See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts related to number of buildings, square footage, and tenant data are unaudited.

1.	Business

Winthrop Realty Trust  (“WRT”), a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code (the “Code”), is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on December 31, 2005 and on May 21, 2009, which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments.

Effective January 1, 2005, WRT conducts its business through WRT Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  WRT is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interest in the Operating Partnership.  All references to the “Trust” refer to WRT and its consolidated subsidiaries, including the Operating Partnership.

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas:  (i) ownership of investment properties (“operating properties”); (ii) origination and acquisition of loans and debt securities secured directly or indirectly by commercial real property (“loan assets”), including collateral mortgage-backed securities and collateral debt obligation securities; and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”).

2.	Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements represent the consolidated results of WRT, its wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp. (“TRS”), and the Operating Partnership.  TRS’ sole asset is a 0.2% ownership interest in the Operating Partnership.  All majority-owned subsidiaries and affiliates over which the Trust has financial and operating control and variable interest entities (“VIE”s) in which the Trust has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Trust accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Trust’s share of the earnings of these joint ventures and companies is included in consolidated net income.

Reverse Stock Split

In November 2008 WRT effected a 1-for-5 reverse stock split (the "Reverse Split") of its Common Shares of Beneficial Interest (“Common Shares”) pursuant to which five Common Shares issued and outstanding as of the close of the market on November 28, 2008 were automatically combined into one Common Share, subject to the elimination of fractional shares.  All references to Common Shares outstanding, per Common Share amounts and stock option data have been restated to reflect the effect of the Reverse Split for all periods presented.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation.  Discontinued operations for the periods presented include the Trust’s properties in Biloxi, Mississippi, Athens, Georgia and Kansas City, Kansas.

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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions in determining the values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses during the reporting period.  The estimates that are particularly susceptible to management’s judgment include but are not limited to the impairment of real estate, loans and investments in ventures and real estate securities at fair value.  In addition, estimates are used in accounting for the allowance for doubtful accounts.  All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

Investments in Real Estate

Real estate assets are stated at historical cost.  Expenditures for repairs and maintenance are expensed as incurred. Significant renovations that extend the useful life of the properties are capitalized.  Depreciation for financial reporting purposes is computed using the straight-line method.  Buildings are depreciated over their estimated useful lives of 40 years, based on the property’s age, overall physical condition, type of construction materials and intended use.  Improvements to the buildings are depreciated over the shorter of the estimated useful life of the improvement or the remaining useful life of the building at the time the improvement is completed.  Tenant improvements are depreciated over the shorter of the estimated useful life of the improvement or the term of the lease of the tenant.

Upon the acquisition of real estate, the Trust assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and tenant relationships) and acquired liabilities and the Trust allocates purchase price based on these assessments.  The Trust assesses fair value based on estimated cash flow projections and utilizes appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Real estate investments and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In December 2009, based on Management’s assessment of impairment indicators, the Trust recorded an impairment charge of $10,000,000 on its Churchill, Pennsylvania property.  The Trust also recorded an impairment charge as of December 31, 2008 of $2,100,000 on its Andover, Massachusetts property.

Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell.  The assets and liabilities are classified separately as held for sale in the consolidated balance sheet and are no longer depreciated.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with maturities of three months or less.  The Trust maintains cash and cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash in escrow accounts and deposits securing a loan payable include cash reserves for tenant improvements, leasing commissions, real estate taxes and other expenses pursuant to the loan agreements.

Loans Receivable

The Trust’s policy is to record loans receivable at cost, net of unamortized discount unless such loan receivable is deemed to be impaired.  Discounts on loans receivable are amortized over the life of the loan receivable using the effective interest method.  The amortization is reflected as an adjustment to interest income.  Other costs incurred in connection with acquiring loans, such as marketing and administrative costs, are charged to expense as incurred.

The Trust evaluates the collectability of the interest and principal of each of its loans to determine impairment.   A loan receivable is considered to be impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the existing contractual terms of the loan receivable.  Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral.  When a loan receivable is considered to be impaired, the Trust will record a loan loss allowance and a corresponding charge to earnings.  Significant judgments are required in determining impairment.  The Trust does not record interest income on impaired loans receivable.  Any cash receipts on impaired loans receivable are recorded as a recovery reducing the allowance for loan losses.

Accounts Receivable

Accounts receivable are recorded at the contractual amount and do not bear interest.  The allowance for doubtful accounts is the Trust’s best estimate of the amount of probable credit losses in existing accounts receivable.  The Trust reviews the allowance for doubtful accounts monthly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.

Securities and Loan Securities at Fair Value

The Trust elected to adopt a one-time option to apply fair value treatment on its existing financial assets and liabilities on January 1, 2008.  For all new financial instruments, the Trust has the option to elect fair value for these financial assets or liabilities on the election date.  The Trust elected the fair value option for certain real estate securities to mitigate a divergence between accounting and economic exposure for these assets.  These securities are recorded on the consolidated balance sheets as securities carried at fair value. The changes in the fair value of these instruments are recorded in unrealized gain (loss) on investments and other in the Consolidated Statements of Operations and Comprehensive Income.

Available for Sale Securities

The Trust classifies certain investments in securities with readily determinable fair values on the balance sheet as available for sale because these securities are held principally for investment purposes and not for sale in the short term.  Accordingly, the Trust records these investments at fair value and unrealized gains and losses are recognized through shareholders’ equity, as a component of other comprehensive income (loss).  Realized gains and losses and charges for other-than-temporary impairments are included in net income.  Sales of securities are recorded on the trade date and gains or losses are determined on the specific identification method.

At each reporting period the Trust assesses whether there are any indicators or declines in the fair value of available for sale securities.  An available for sale security is impaired only if the Trust’s estimate of fair value of the security is less than the carrying value of the security and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the security over the estimated fair value of the security.  Any credit-related impairment is recognized in the Consolidated Statement of Operations and any non credit-related impairment is recognized in other comprehensive loss.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At each reporting period the Trust assesses whether there are any indicators or declines in the fair value of preferred equity investments.  An investment’s value is impaired only if the Trust’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Equity Investments

The Trust accounts for its investments in companies in which it has the ability to significantly influence but does not have a controlling interest, by using the equity method of accounting.  Factors that are considered in determining whether or not the Trust exercises control include (i) the right to remove the general partner in situations where the Trust is the general partner, and (ii) substantive participating rights of partners in significant business decisions including dispositions and acquisitions of assets, financing, operations and capital budgets, and other contractual rights.  Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Trust’s share of net earnings or losses as they occur and for additional contributions made or distributions received.  To recognize the character of distributions from equity investments, the Trust looks as the nature of the cash distribution to determine the proper character of cash flow distributions as either returns on investment, which would be included in operating activities, or returns of investment, which would be included in investing activities.  Equity investments are evaluated for other-than-temporary impairment if the fair value of the Trust’s investment declines below its carrying amount.

At each reporting period the Trust assesses whether there are any indicators or declines in the fair value of the equity investments.  An investment’s value is impaired only if the Trust’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense on a basis which approximates the effective interest method.

Financial Instruments

Financial instruments held by the Trust include cash and cash equivalents, restricted cash, real estate securities available for sale, loans receivable, interest rate swap agreements, accounts receivable, revolving line of credit, accounts payable and long term debt.  Cash and cash equivalents, restricted cash, real estate securities available for sale and interest rate swap agreements are recorded at fair value.  The fair value of accounts receivable and accounts payable approximate their current carrying amounts.

Derivative Financial Instruments

The Trust’s interest rate swap agreements are carried on the balance sheet at their fair value, as an asset if the counterparty would be required to pay the Trust, or as a liability if the Trust would be required to pay the counterparty to settle the swap.  Since the Trust’s derivatives are designated as “cash flow hedges,” the change in the fair value of any such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged item affects earnings.  The ineffective amount of all interest rate swap agreements, if any, is recognized in earnings.  The effective portion of the changes in fair value are recorded through other comprehensive income.

Upon entering into hedging transactions, the Trust documents the relationship between the interest rate swap agreements and the hedged item.  The Trust also documents its risk management policies, including objectives and strategies, as they relate to its hedging activities.  Both at inception of a hedge and on an on-going basis, the Trust assesses whether or not the hedge is highly “effective” in achieving offsetting changes in cash flow attributable to the hedged item. The Trust discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge or not is no longer appropriate.  To date, the Trust has not discontinued hedge accounting for any of its interest rate swap agreements.  The Trust utilizes interest rate swap agreements to manage interest rate risk and does not intend to enter into derivative transactions for speculative or trading purposes.

Revenue Recognition

The Trust accounts for its leases with tenants as operating leases with rental revenue recognized on a straight-line basis. The straight-line rent adjustment increased revenue by $1,280,000 in 2009, $1,701,000 in 2008 and $1,825,000 in 2007.  The accrued rent receivable amounts at December 31, 2009 and 2008 were $8,941,000 and $7,661,000, net of allowances, respectively.

Rental income may also include payments received in connection with lease termination agreements.  In addition, leases typically provide for reimbursement to the Trust of common area maintenance costs, real estate taxes and other operating expenses.  Operating expense reimbursements are recognized as earned.

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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Trust operates in a manner intended to enable it to continue to qualify as a REIT.  In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gains).  There is also a separate requirement to distribute net capital gains or pay a corporate level tax.  The Trust intends to comply with the foregoing minimum distribution requirements.

WRT-TRS is a wholly-owned subsidiary of the Trust and has elected to be treated for federal income tax purposes as a taxable REIT subsidiary.  In order for the Trust to continue to qualify as a REIT, the value of the WRT-TRS stock cannot exceed 20% of the value of the Trust’s total assets.The net income of WRT-TRS is taxable at regular corporate tax rates.  Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as determined by income tax laws.  Changes in deferred income taxes attributable to these temporary differences are included in the determination of income.  The Trust and WRT-TRS do not file consolidated tax returns.

The Trust reviews its tax positions under accounting guidance which require that a tax position may only be recognized in the financial statements if it is more likely than not that the tax position will prevail if challenged by tax authorities.  The Trust believes it is more likely than not that its tax positions will be sustained in any tax examination.  The Trust has no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the Consolidated Statement of Operations and Comprehensive Income. On January 1, 2007, in accordance with accounting guidance, the Trust recorded an adjustment to increase shareholders’ equity by $1,916,000 which was classified as a cumulative effect of a change in accounting principle.

Earnings Per Share

The Trust determines basic earnings per share on the weighted average number of Common Shares outstanding during the period and reflects the impact of participating securities.  The holders of the Series B-1 Cumulative Convertible Redeemable Preferred Shares (“Series B-1 Preferred Shares”) and the Series C Cumulative Convertible Redeemable Preferred Shares (“Series C Preferred Shares”) are entitled to receive cumulative dividends on a quarterly basis which have preference to the dividends paid to the Common Shares equal to the greater of (i) $0.40625 per share quarterly (6.5% of the liquidation preference on an annualized basis) or (ii) cash dividends payable on the number of Common Shares into which the Series B-1 Preferred Shares are convertible.  The Trust computes diluted earnings per share based on the weighted average number of Common Shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.  The reconciliation of shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	2009	2008	2007
Basic
(Loss) income from continuing operations	$(84,823)	$(69,995)	$3,556
Preferred dividend of Series C Preferred Shares	(147)	-	-

(Loss) income from continuing operations	(84,970)	(69,995)	3,556
Income(loss) from discontinued operations	476	1,819	(1,075)

Net (loss) income applicable to Common Shares for earnings per share purposes	$(84,494)	$(68,176)	$2,481

Basic weighted-average Common Shares	16,277	14,866	13,165

(Loss) income from continuing operations	$(5.22)	$(4.71)	$0.27
Income(loss) from discontinued operations	0.03	0.12	(0.08)
Net (loss) income per Common Share	$(5.19)	$(4.59)	$0.19

Diluted
(Loss) income from continuing operations	$(84,823)	$(69,995)	$3,556
Preferred dividend of Series C Preferred Shares	(147)	-	-

(Loss) income from continuing operations	(84,970)	(69,995)	3,556
Income(loss) from discontinued operations	476	1,819	(1,075)
Net (loss) income applicable to Common Shares for earnings per share purposes	$(84,494)	$(68,176)	$2,481

Basic weighted-average Common Shares	16,277	14,866	13,165
Series B-1 Preferred Shares (1)	-	-	-
Series C Preferred Shares (2)	-	-	-
Stock Options (3)	-	-	13
Diluted weighted-average Common Shares	16,277	14,866	13,178

(Loss) income from continuing operations, net of preferred dividend	$(5.22)	$(4.71)	$0.27
Income(loss) from discontinued operations	0.03	0.12	(0.08)
Net (loss) income per Common Share	$(5.19)	$(4.59)	$0.19

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
The Series B-1 Preferred Shares are anti-dilutive for the years ended December 31, 2009, 2008 and 2007 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)
The Series C Preferred Shares were issued November 1, 2009, are anti-dilutive for the year ended December 31, 2009 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(3)
The Trust’s 20 stock options were dilutive for the year ended December 31, 2007.  The stock options were anti-dilutive for the years ended December 31, 2009 and 2008 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

Recently Issued Accounting Standards

In June 2009 the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE and requires a continuous reassessment of whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment will be effective for the Trust beginning in fiscal 2010. The trust is currently evaluating the impact of its adoption on its consolidated financial statements.

In June 2009 the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with the assets.  In addition, this amendment changes the criteria for the transfer of a financial asset and eliminates the concept of a qualifying special purpose entity. This amendment will be effective for the Trust beginning in fiscal 2010. The Trust has evaluated this amendment and does not anticipate its adoption will have a material impact on its consolidated financial statements.

In April 2009 the FASB amended existing guidance on investments in debt and equity securities related to determining whether an impairment for investments in debt securities is other-than-temporary. It requires a more detailed, risk-oriented breakdown of major security types and related information. In addition, the new guidance expands required disclosures and increases the frequency of certain disclosures by requiring interim rather than annual reporting (such as the aging of securities with unrealized losses). This guidance also requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.  The new rules require that the difference between the security’s amortized cost basis and fair value on debt securities that the Trust intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized costs basis be recognized in the Trust’s consolidated statement of income.  For available for sale and held to maturity debt securities that the Trust has no intent to sell and believes that it will not more-likely-than-not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in other comprehensive loss.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security based on the Trust’s cash flow projections utilizing its base assumptions.  The new requirements were effective for the Trust for the quarter ended June 30, 2009. The cumulative effect of the adoption of this new accounting standard included an increase in the opening balance of accumulated distributions in excess of net income at April 1, 2009 of $11,647,000 and corresponding adjustment to accumulated other comprehensive loss primarily as a result of the Trust’s investment in Lex-Win Concord LLC.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Fair Value Measurements

The accounting standards establish a framework for measuring fair value as well as disclosures about fair value measurements. They emphasize that fair value is a market based measurement, not an entity-specific measurement. Therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

In October 2008 the Trust adopted an amendment to the guidance for fair value measurements which clarifies that in an inactive market fair market value depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. In cases where the volume and level of trading activity for an asset has declined substantially, the available prices vary significantly over time or among market participants, or the prices are not current, observable inputs might not be relevant and could require significant adjustment. In addition, the amended guidance also clarifies that broker or pricing service quotes may be appropriate inputs when measuring fair value, but are not necessarily determinative if an active market does not exist for the financial asset. Regardless of the valuation techniques used, the accounting rules require that an entity include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. The Trust has always considered nonperformance and liquidity risks in its analysis of loan and collateral underlying its securities and the adoption of this new guidance did not have a material impact on its financial position or results of operations.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring Measurements

Cash, Cash Equivalents and Restricted Cash Held in Escrows

The Trust’s cash, cash equivalents and restricted cash held in escrows are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments that are valued based on quoted market prices in active markets include most U.S. government treasury bills with original maturities of less than 90 days and money market securities acquired through overnight sweeps.

Available for Sale Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. At December 31, 2009 all of the Trust’s available for sale securities are classified within Level 1 of the valuation hierarchy.

Securities Carried at Fair Value

At December 31, 2009 six of the securities are not actively traded and are classified within Level 3 of the fair value hierarchy.   The remaining securities are classified within Level 1 of the fair value hierarchy.

Loan Securities Carried at Fair Value

The Trust uses a third party pricing model to establish values for the loan securities in its portfolio.  The Trust also performs further analysis of the performance of the loans and collateral underlying the securities, the estimated value of the collateral supporting such loans and a consideration of local, industry and broader economic trends and factors.  Significant judgement is utilized in the ultimate determination of fair value.  This valuation methodology has been characterized as Level 3 in the fair value hierarchy.

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust has determined that the derivative valuations in their entirety should be classified in Level 2 of the fair value hierarchy.

Impaired Loans

All of the Trust’s loans are collateral dependent loans and are evaluated for impairment by comparing the fair value of the underlying collateral to the carrying value of each loan.  Due to the unique nature of each individual property collateralizing the Trust’s loans, the Trust uses a combination of the income approach through internally developed valuation models and an evaluation of recent transactions to estimate the fair value of the collateral.  This approach requires the Trust to make significant judgments with respect to discount rates and the timing and amounts of estimated future cash flows that are considered Level 3 inputs in accordance with the guidance.  These cash flows include costs of completion, operating costs and lot and unit sale prices.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable Inputs	Unobservable
Recurring Basis	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total

Assets
Cash and cash equivalents	$66,493	$-	$-	$66,493
Restricted cash held in escrow	9,505	-	-	9,505
Available for sale securities	203	-	-	203
Securities carried at fair value	51,702	-	692	52,394
Loan securities carried at fair value	-	-	1,661	1,661

	$127,903	$-	$2,353	$130,256

Liabilities
Derivative liabilities	$-	$84	$-	$84

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable Inputs	Unobservable
Recurring Basis	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total

Assets
Cash and cash equivalents	$59,238	$-	$-	$59,238
Restricted cash held in escrow	14,353	-	-	14,353
Available for sale securities	184	-	-	184
Securities carried at fair value	36,516	-	-	36,516
	$110,291	$-	$-	$110,291
Liabilities
Derivative liabilities	$-	$765	$-	$765

The table below includes a roll forward of the balance sheet amounts from January 1, 2009 to December 31, 2009, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy.  When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

	Securities Carried	Loan Securities
Year Ended Ended December 31, 2009	at Fair Value	Carried at Fair Value
(in thousands)

Fair value, January 1, 2009	$-	$-
Purchases, issuances and settlements, net	692	1,661
Transfers in/and or out of Level 3	-	-
Fair value, December 31, 2009	$692	$1,661

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Measurements

Equity and Preferred Equity Investments

Equity and preferred equity investments are assessed for other-than-temporary impairment. The determination of fair value of preferred equity and equity investments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates.  The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions.  The significant assumptions used in this analysis include the discount rate used in the income capitalization valuation and interest rate volatility.  The Trust has determined that the significant inputs used to value its equity investment in Lex-Win Concord LLC fall within Level 3.  The Trust recognized impairment losses of $31,670,000 and $36,543,000 on this asset during the years ended December 31, 2009 and 2008, respectively.  The Trust has determined that the significant inputs used to value certain of its preferred equity investments fall within Level 3.  The Trust recorded impairment losses of $2,186,000 and $7,513,000 on these preferred equity investments during the years ended December 31, 2009 and 2008, respectively.  Due to the restructuring of the Trust’s investment in the Marc Realty properties, these preferred equity investments were reclassified as equity investments as of July 1, 2009.  The Trust recognized an impairment loss of $2,500,000 on one of its Marc Realty equity investments during the period ended December 31, 2009.  All of the Trust’s remaining equity investments are carried at cost which is equal to or lower than their current fair value at December 31, 2009.

Investments in Real Estate

During 2009 and 2008 the Trust recognized non-cash impairment charges of $10,000,000 and $2,100,000, respectively, relative to investments in real estate. The Trust assessed the assets within its portfolio for recoverability based upon its estimate of undiscounted future cash flows expected to result from use and disposition of the assets.  For those assets not deemed recoverable, the Trust determines the fair value of those assets using an income capitalization approach based upon assumptions it believes a market participant would utilize.  The Trust records impairment charges equal to the difference between its carrying value and the estimated fair value of the asset.

The table below presents as of December 31, 2009 the Trust’s assets and liabilities measured at fair value as events dictate, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable	Unobservable
Non Recurring Basis	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total

Equity investments	$-	$-	$1,582	$1,582
Preferred equity investments	-	-	-	-
Investments in real estate	-	-	10,813	10,813

	$-	$-	$12,395	$12,395

The table below presents as of December 31, 2008 the Trust’s assets and liabilities measured at fair value as events dictate, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable	Unobservable
Non-Recurring Basis	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total

Equity investments	$-	$-	$73,061	$73,061
Preferred equity investments	-	-	-	-
Investments in real estate	-	-	4,941	4,941
	$-	$-	$78,002	$78,002

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2009 and 2008, the Trust recognized a net unrealized gain of $17,862,000 and $24,000, respectively, as a result of the change in fair value of the securities for which the fair value option was elected, which is recorded as an unrealized gain in the Trust’s statement of operations.  Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents the Trust's financial assets for which the fair value option was elected (in thousands):

Financial instruments, at fair value	December 31, 2009	December 31, 2008

Assets
Securities carried at fair value:
Senior debentures	$18,794	$8,631
Preferred shares	23,950	8,352
Common shares	9,650	19,533
Loan securities carried at fair value	1,661	-
	$54,055	$36,516

The following table presents the difference between fair values and the aggregate contractual amounts due (senior debentures) for which the fair value option has been elected (in thousands):

	Fair Value at	Amount Due
	December 31, 2009	Upon Maturity	Difference
Assets
Securities carried at fair value:
Senior debentures	$18,794	$21,191	$2,397
Loan securities carried at fair value	1,661	7,494	5,833
	$20,455	$28,685	$8,230

4.	Real Estate Acquisitions and Dispositions, REIT Securities, Loans and Financing Activity

At December 31, 2009, consolidated real estate assets were comprised of 18 net lease retail, office and industrial properties, five multi-tenanted office properties, and one multi-tenant warehouse property.

Real Estate Acquisitions

Sealy Newmarket

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

River City

On October 2, 2007, the consolidated venture, in which the Trust owns 60% and an entity owned by the principals of Marc Realty owns the remaining 40%, foreclosed on a commercial loan which was secured by a first leasehold mortgage on approximately 241,000 square feet of commercial space and an indoor parking garage with 133 spaces located at 800 South Wells, Chicago, Illinois, known as River City.  Effective October 2, 2007, the Trust includes the results of this property in its consolidated financial statements.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Dispositions

In November 2009 the tenant at the Trust’s Athens, Georgia retail property notified the Trust that it was exercising its right to purchase the property at the expiration of the current lease term.  In accordance with the lease, the purchase price will be equal to the fair market value of the property at the time of sale.  Both the Trust and the tenant have engaged independent third-parties to determine the fair market value of the property.  The Trust anticipates that the sale will be consumated on or before October 31, 2010, the current lease expiration date.

In August 2009 the First District Court of Wyandotte County, Kansas appointed a receiver to operate and manage the Trust’s apartment complex in Kansas City, Kansas, commonly referred to as Creekwood Apartments.  In October 2009 a notice of foreclosure was issued on behalf of the first mortgage holder.  The property was foreclosed upon in December 2009 and the Trust recorded a gain on the early extinguishment of debt of $292,000.

In December 2008 the Trust sold a shopping center asset located in Biloxi, Mississippi, aggregating approximately 51,000 square feet, for a gross sales price of approximately $3,300,000.  The Trust received proceeds of $2,678,000, net of credits for a ground lease purchase option and closing costs, and recognized a gain of $1,807,000 on the sale.

Acquisitions & Dispositions of REIT Securities

During 2009 the Trust received, in the form of additional common shares, dividend payments from one of its investments valued at approximately $1,875,000 at the dates of issuance.

During the year ended December 31, 2009 the Trust sold senior debentures with an original cost basis of $14,290,000 and received net proceeds of approximately $17,354,000.  In addition, during the year ended December 31, 2009, the Trust sold preferred shares of other REITs with an original cost basis of $4,094,000 for net proceeds of approximately $6,033,000.  Also during the period, the Trust sold common shares of other REITs with an original cost basis of $13,661,000 for net proceeds of approximately $15,628,000.  For the year ended December 31, 2009, the Trust recognized a net gain on the sale of these securities of approximately $5,416,000, exclusive of any interest or dividends earned.

Real Estate Loan Acquisitions

160 Spear Street, San Francisco, CA

On June 1, 2009, the Trust acquired from Concord for $38,409,000 a $73,796,000 first mortgage loan collateralized by a 19 story, 289,000 square foot office building located at 160 Spear Street, San Francisco, California, referred to as the 160 Spear Loan.   In connection with the Trust’s acquisition of the 160 Spear Loan, the Trust agreed to make additional advances to the borrower in equal quarterly installments of $600,000 over the next two years up to a maximum of $4,800,000.

On July 14, 2009, the Trust split the 160 Spear Loan into a $35,000,000 A Note which bears interest at 9.75% and a $38,796,000 B Note which bears interest at 6.48% and may be satisfied at a discounted payoff amount of $15,000,000.  In addition, the Trust’s $4,800,000 future funding obligation was restructured into a mezzanine loan which bears interest at 15% per annum.  Simultaneously with the restructuring, the Trust sold to an unrelated third party the A Note at par resulting in the Trust’s having a remaining $3,500,000 investment in the 160 Spear Loan together with a commitment to advance up to $4,800,000.  As of December 31, 2009, the Trust had advanced $1,200,000 to the borrower.

Both the first mortgage loan and the mezzanine loan require monthly payments of interest only and mature on June 9, 2012, subject to a one-year extension which extension requires the payment of an $850,000 extension fee.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Siete Square, Pheonix, AZ

On June 1, 2009, the Trust acquired from Concord for $5,500,000 a $7,219,000 first mortgage loan collateralized by a two-building four story office complex containing 116,000 square feet located at 3737 and 3877 North 7th Street, Phoenix, Arizona, referred to as the Siete Square Loan. The Siete Square Loan has an outstanding principal balance of $7,219,000, bears interest at fixed rate of 9.84% and matures on June 9, 2012.  In addition, the borrower has the right to prepay the loan at any time for a discounted payoff amount of $5,500,000.

On February 5, 2010, we sold to Concord Real Estate CDO 2206-1, Ltd. a $3,000,000 8% senior participaton interest at par.

Beverly Hills Hilton Hotel, Beverly Hills, CA

On December 9, 2009, the Trust acquired from an unrelated third party for $5,250,000, a $10,000,000 participating interest in a $33,000,000 B Note which is part of the $300,000,000 financing collateralized by the Beverly Hills Hilton Hotel located in Beverly Hills, California.  The Trust’s participating interest is senior to $23,000,000 of the B Note, bears interest at a rate equal to Libor + 1.74% and matures on August 9, 2013.

Metropolitan Tower, New York, NY

On December 16, 2009, the Trust acquired from Concord for $6,500,000, a $15,000,000 B-Note collateralized by 259,000 square feet of office condominium interests in the first 18 floors of a 78-story building located in Manhattan, New York City.  This loan bears interest at a rate equal to Libor + 1.50% and matures in November 2011.

Wellington Tower, New York, NY

On December 18, 2009, the Trust acquired from Concord for $2,350,000, a $3,500,000 mezzanine loan collateralized by approximately 41,000 square feet of retail space and a garage located in a residential tower on the Upper East Side of New York City.  This loan bears interest at a fixed rate of 6.79% and matures in July 2017.

West Olive Avenue, Burbank, CA

On December 18, 2009, the Trust acquired from Concord for $1,500,000, four rake bonds in a first mortgage loan with an aggregate par value of $6,364,000.  The rake bonds are collateralized by a 10-story, 151,000 square foot office building located at 2600 West Olive Avenue in Burbank, California.  The bonds bear interest at a rate ranging from Libor + 0.65% to Libor + 1.60% and mature in December 2010.

Financing Activity

Rights Offering

In November 2009 the Trust completed a rights offering pursuant to which each holder of Common Shares and Series B-1 Preferred Shares received one basic subscription right for every three and one-half Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every three and one-half Common Shares issuable upon conversion of such Series B-1 Preferred Shares.  The Trust issued 4,450,781 Common Shares in connection with the rights offering and received net proceeds of $40,168,000.

Preferred Shares

In January 2009 the Trust acquired 917,105 Series B-1 Preferred Shares for $17,081,000 which represented a 25.5% discount from their liquidation value of $25 per share.  The Trust determined that the repurchase of the Series B-1 Preferred Shares qualified as extinguishment of debt and recorded a gain from the early extinguishment of debt of approximately $5,237,000, net of unamortized issuance costs of $609,000.

In July 2009 the Trust acquired 100,000 Series B-1 Preferred Shares for $2,000,000 which represented a 20.0% discount from their liquidation value of $25 per share.  The Trust recorded a gain from the early extinguishment of debt of approximately $444,000, net of unamortized issuance costs of $56,000.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2009 the Trust permitted holders of its Series B-1 Preferred Shares to convert any or all of their Series B-1 Preferred Shares into an equivalent number of its newly issued Series C Preferred Shares.  The Trust issued 544,000 Series C Preferred Shares and 544,000 Series B-1 Preferred Shares have been retired.  Following the consummation of the foregoing, the Trust had 852,000 Series B-1 Preferred Shares and 544,000 Series C Preferred Shares outstanding.

The Trust has recorded the Series C Preferred Shares as mezzanine equity on the Consolidated Balance Sheet at its fair value.  Additionally, the conversion of the Series B-1 Preferred Shares to Series C Preferred Shares was treated as extinguishment of debt and the Trust recognized the difference between the book value of the converted Series B-1 Preferred Shares and the fair value of the Series C Preferred Shares as a $1,165,000 gain.

Mortgage Loan Payable Extensions

The Trust exercised its one-year extension option of its $24,372,000 mortgage loan payable to KeyBank National Association (“KeyBank”) which is collateralized by 14 properties and now matures on June 30, 2010.  As of December 31, 2009, the Trust has one one-year extension option remaining on this mortgage loan payable.  In accordance with the terms of the loan agreement, as a condition to the extension, the Trust pledged $1,373,000 as cash collateral on the loan and paid a $61,000 extension fee.

In connection with the extension, the Trust was required to provide interest rate protection through June 30, 2010.  The Trust obtained an interest rate swap with a $23,000,000 notional amount that will effectively convert the interest rate from a floating rate of Libor + 1.75% to a fixed rate of 2.8%.

The Trust received a one-year extension of its mortgage loan of $9,500,000 on its River City property.  The terms of the extension require monthly payments of interest only at a fixed rate of 6% with a new maturity of March 28, 2010.  The renewal was subject to a $200,000 principal payment which was made in April.

Note Payable Payoff

At December 31, 2008, the Trust had a $9,800,000 loan payable, which bore interest at LIBOR plus 2.5% and matured in December 2011.  The loan was made in connection with the Trust’s purchase during 2008 of 3,500,000 common shares of Lexington Realty Trust (“Lexington”).  The loan required monthly payments of interest only and was subject to margin calls if the loan balance compared to the fair value of the common shares exceeded 57.5%.  The Trust repaid the loan in full in March 2009.

Loan Payable

On June 24, 2009, the Trust obtained a margin loan in the amount of $19,818,000, bearing interest at LIBOR plus 0.5%.  The loan was collateralized by the securities carried at fair value.  The funds were used to pay off borrowings under the Trust’s revolving line of credit with KeyBank.  The loan was repaid on July 15, 2009 in connection with the sale of the 160 Spear Street A Note.

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

In November 2009 the Kroger Co., a tenant who occupies 536,000 square feet of retail space in 11 net lease buildings, notified the Trust of their intention to extend the leases on 255,000 square feet in five buildings, to exercise their purchase option on a 52,000 square foot building in Athens, Georgia (accounted for as property held for sale) and not to extend leases expiring in October 2010 on five buildings containing 229,000 square feet.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable

The following table summarizes the Trust’s loans receivable at December 31, 2009 and 2008 (in thousands):

				Carrying Amount (1)
Property	Location	Interest Rate	Maturity	2009	2008

Marc Realty properties (2)	Chicago, IL	8.5%	May 2016	$717	$17,547
Loan loss allowance				-	(1,179)
Lex-Win Concord LLC (3)	Various	0.8%	Dec 2009	-	5,000
600 West Jackson LLC	Chicago, IL	6.5%	June 2009	-	1,508
160 Spear (6)	San Francisco, CA	(4)	June 2012	5,493	-
Siete Square	Phoenix, AZ	9.8%	June 2012	5,505	-
Beverly Hilton (6)	Beverly Hills, CA	Libor + 1.74%	August 2010	5,384	-
Wellington Tower	New York, NY	6.79%	July 2017	2,364	-
Metropolitan Tower (6)	New York, NY	Libor + 1.5%	Nov 2010	6,638	-
Vision Term Loan (5)		15.0%	Dec 2011	-	1,266
Loan loss allowance				-	(1,266)
				$26,101	$22,876

(1)	The carrying amount includes accrued interest of $197 and $123 at December 31, 2009 and 2008, respectively, and accretion of discount of $1,021 and $0 at December 31, 2009 and 2008, respectively.
(2)
Represents tenant improvement and capital expenditure loans collateralized by a subordinate mortgage or the ownership interests in the owner of the applicable property.  Effective July 1, 2009, the tenant improvement and capital expenditure loans to certain properties have been reclassified as equity investments in connection with the Marc Realty restructuring.

(3)	The Trust made an unsecured working capital loan of $5,000 to Lex-Win Concord in December 2008. This amount was repaid in January 2009.
(4)
The Trust holds a B Note in this loan.  Interest on the B Note equals the difference between (i) interest on the entire outstanding loan principal balance ($73,796 at December 31, 2009) at a rate of 6.48215% per annum less (ii) interest payable on the outstanding principal balance of the A Note ($35,000 at December 31, 2009) at a rate of 9.75% per annum.

(5)	In April 2009, the Trust wrote off this loan and loan allowance.
(6)
The Trust has determined that these loan receivables were deemed to be variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not exercise control over the entity and does not absorb a majority of the expected losses or the expected residual returns and thus the Trust has determined that it is not the primary beneficiary of these VIEs.

During the year ended December 31, 2009, the Trust recorded a provision for loan loss allowance of $2,152,000 related to loans to the Marc Realty properties.  In addition, during the year ended December 31, 2009, the Trust wrote off loans totaling $4,597,000, of which $3,331,000 related to the Marc Realty properties (see Note 7) and $1,266,000 of which was related to the Vision term loan.  The Trust had a loan loss reserve of $0 and $2,445,000 at December 31, 2009 and 2008, respectively.

For the year ended December 31, 2009, the Trust recorded discount accretion into interest income of $1,021,000.  For the years ended December 31, 2008 and 2007, the Trust did not recognize any discount amortization into interest income.

For the years ended December 31, 2009, 2008 and 2007, the Trust did not recognize any interest income on impaired loans subsequent to the date of their impairment.

Activity related to loans receivable is as follows (in thousands):

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008

Balance at January 1	$22,876	$12,496
Purchase and advances	31,514	24,124
Interest (received) accrued, net	74	70
Repayments	(11,467)	(12,635)
Provision for loan loss allowance	(2,152)	(1,179)
Loan accretion	1,021	-
Reclass from other assets	40	-
Reclass to equity investments	(15,805)	-
Balance at December 31	$26,101	$22,876

6.	Securities

Available for Sale Securities

Available for sale securities are summarized in the table below (in thousands):

2009
	Cost	Unrealized Losses in Other Comprehensive Income	Unrealized Gains in Other Comprehensive Income	Impairment	Fair Value

Preferred shares	$204	$(1)	$-	$-	$203

2008
	Cost	Unrealized Losses in Other Comprehensive Income	Unrealized Gains in Other Comprehensive Income	Impairment	Fair Value

Preferred shares	$204	$(20)	$-	$-	$184

Net unrealized losses on available for sale securities in the amount of $1,000 and $20,000 for the years ended December 31, 2009 and December 31, 2008, respectively, have been included in other comprehensive loss.  The Trust recorded other-than-temporary impairment charges of $207,000 and $18,218,000 in the years ended December 31, 2008 and 2007, respectively.

Securities Carried at Fair Value

Securities carried at fair value are summarized in the table below (in thousands):

2009
	Cost	Fair Value

Senior debentures	$13,597	$18,794
Preferred shares	14,231	23,950
Common shares	8,234	9,650
	36,062	52,394

Loan securities	1,661	1,661
	$37,723	$54,055

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008
	Cost	Fair Value

Senior debentures	$8,221	$8,631
Preferred shares	7,405	8,352
Common shares	20,866	19,533
	36,492	36,516
Loan securities	-	-
	$36,492	$36,516

During the years ended December 31, 2009 and December 31, 2008, available for sale securities and securities carried at fair value were sold for total proceeds of approximately $39,015,000 and $58,509,000, respectively.  The gross realized gains on these sales totaled approximately $5,416,000 and $1,580,000 in 2009 and 2008, respectively.  For purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

For the years ended December 31, 2009 and 2008, the Trust recognized net gains of $17,862,000 and $24,000, respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.

Contractual maturities of debt securities carried at fair value at December 31, 2009 are as follows (in thousands):

Estimated Fair Value

Due in one year or less	$-
Due in 1-2 years	2,388
Due in 2-5 years	6,078
Due after 5 years	11,989
Total investments in debt securities	$20,455

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

7.	Preferred Equity Investments – Marc Realty

During July 2009 the Trust restructured its preferred equity investment with Marc Realty.  Prior to the restructuring, the Trust held loans and equity investments in 20 properties with Marc Realty.  The restructuring did not apply to five of the properties (the “Excluded Properties”) in which the Trust continued to hold preferred equity investments.  The restructuring was applicable to 15 properties, three of which the Trust transferred its interest to Marc Realty effective as of May 1, 2009 (the “Transferred Properties”) and 12 of which were reclassified from preferred equity investments to equity investments effective July 1, 2009 (the “Included Properties”).

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

Of the five Excluded Properties, four were suburban properties.  Both Marc Realty and the Trust determined they were worth less than the debt and ceased making debt service payments.  The lender foreclosed in November 2009.  The debt on these properties was non-recourse to the Trust.  The Trust fully impaired its investments in these four properties as of June 30, 2009.  The Trust recorded impairment expense on the Excluded Properties of $550,000 and $4,926,000 for the year ended December 31, 2009 and 2008, respectively. The remaining Excluded Property is a downtown Chicago property in which the Trust owns a 70% interest.  At December 31, 2009 the Trust’s investment in the remaining Excluded Property was $4,006,000.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining Excluded Property investment is considered to be a VIE primarily based on the fact that the underlying entity does not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financing.  As a result of the existence of certain provisions in the operating agreement which identify the Trust and Marc Realty as related parties, the Trust determined that Marc Realty, as the primary decision maker and manager of the operating property, is considered to be most closely aligned with the business and is the primary beneficiary of the VIE.

The Transferred Properties

The Trust transferred its interest in three properties to Marc Realty as part of the restructuring and recognized a loss of $2,664,000 from preferred equity investments.

The Included Properties

For the Included Properties, which are now classified as equity investments, as described in Note 8, the agreement modified the priority of payments between the Trust and Marc Realty so that all earnings, losses and cash distributions are now effectively pari passu.  The interest rate on the Trust’s convertible mezzanine loans on the Included Properties has been increased to 9% from 7.65% and the interest rate on the tenant improvement and capital expenditure loans made by the Trust and Marc Realty has been increased to 10% from 8.5% effective July 1, 2009.  The return payable to Marc Realty on their equity investment has also increased to 9% from 7.65%.  The mezzanine loans require monthly payments of interest only and the maturity date for each of the loans has been extended to April 17, 2016.  If cash flow from property operations for each property is not sufficient to pay both the Trust and Marc Realty, then the return payable to both parties will be deferred for that property.

On the Included Properties, the Trust is also entitled to participate on a pari passu basis in cash flow.  The residual proceeds from a capital transaction as a result of the sale or refinancing of the applicable Included Property are to be allocated 55% to Marc Realty and 45% to the Trust, to the extent that such proceeds exceed all of the debt encumbering the property, including a return to the Trust and Marc Realty of their equity plus a 9% return thereon.

Impairment of Investments

As of June 30, 2009, prior to the restructuring, the Trust evaluated its preferred equity investments for impairment and determined that three of its investments which were part of the Included Properties were other-than-temporarily impaired.  In addition to the impairments recognized on the Excluded Properties noted above, the Trust recorded impairment charges of $1,636,000 in June 2009 related to its investments in these three properties.  During 2008, the Trust also recorded impairment charges of $2,587,000 related to its investment in one property which was foreclosed in May 2009.

Earnings

The Trust recognized earnings from preferred equity investments, exclusive of participating interest payments and impairments, of $2,083,000, $4,707,000 and $5,481,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The results for the year ended December 31, 2009 reflects the effects of the restructuring of the Marc Realty portfolio wherein the results of the Included Properties are no longer classified as preferred equity investments after July 1, 2009.

Sales

One of the properties in the Marc Realty portfolio, 600 West Jackson, Chicago, Illinois, in which the Trust held a 7.65% convertible mezzanine loan and a preferred interest, was sold on June 12, 2008 to an unaffiliated third party.  The Trust received $2,530,000, exclusive of interest, on its original investment of $1,736,000.  Further to this transaction, the selling entity, of which the Trust owns 60%, made a $1,500,000 second mortgage loan to the buyer.  The loan bore interest at 6.5%, matured on June 30, 2009, and required monthly payments of interest only.  In connection with the sale of the property, the Trust received additional proceeds of $795,000.  Recognition of gain was deferred until repayment of the second mortgage loan made to the borrower.  On June 30, 2009, the second mortgage loan was paid in full and the Trust recorded earnings from preferred equity investments in the form of a participating interest payment of $650,000.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2008, two of the properties underlying the convertible mezzanine loans and preferred interests were sold.  Upon the sale, exclusive of interest, the Trust recorded participating interest earnings of $1,161,000.

During 2007, two of the properties underlying the convertible mezzanine loans and preferred interests were sold.  Upon the sale, exclusive of interest, the Trust recorded participating interest income of $6,355,000.

The following table reflects the activity of the Trust’s preferred equity investments for the years ended December 31, 2009 and 2008 (in thousands):

Marc Realty

Balance at December 31, 2007	$74,573

Impairments	(7,512)
Contributions	4,973
Distributions/capital returns	(21,424)
Interest receivable	14
Balance at December 31, 2008	50,624

Transfer to preferred equity	(41,823)
Impairments	(4,850)
Contributions	341
Interest receivable	(280)
Balance at December 31, 2009	$4,012

The following table details the earnings (losses) on our preferred equity investment (in thousands):

	2009	2008	2007

Impairment loss on preferred equity	$(2,186)	$(7,512)	$-
Interest earnings	2,083	4,707	5,481
Participating interest earnings	650	1,160	6,355
Loss on Transferred Properties	(2,664)	-	-
Recoveries	9	-	-
Earnings(loss) from Preferred Equity	$(2,108)	$(1,645)	$11,836

Summary historical cost financial information for the Property Owner entities on a combined basis at December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008

Condensed Balance Sheets
Investment in real estate, net	$24,706	$167,386
Prepaid expenses and deposits	259	7,239
Cash and cash equivalents	279	3,371
Receivables and other assets	2,900	30,485
Total Assets	$28,144	$208,481

Nonrecourse mortgage debt	$18,517	$190,711
Related party debt	4,942	94,813
Other liabilities	3,998	24,481
Total Liabilities	27,457	310,005

Partners’ Capital(Deficit)	687	(101,524)

Total Liabilities and Partners’ Capital(Deficit)	$28,144	$208,481

On the Trust’s Consolidated Balance Sheets	$4,012	$50,624

At December 31, 2009, a basis difference exists between the carrying value of the Trust’s investment and its share of the underlying net assets as a result of the acquisition of its investment in Marc Realty at a price different from its share of the net assets as recorded on the historical books of the venture.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

Condensed Statements of Operations
Revenues	$25,088	$62,635	$60,255
Operating expense	(11,059)	(26,529)	(24,940)
Interest expense	(6,663)	(18,154)	(17,873)
Real estate taxes	(3,720)	(10,339)	(9,909)
Depreciation and amortization	(5,791)	(13,426)	(12,193)
Other expenses, net	(1,181)	(2,742)	(2,628)

Loss from continuing operations	(3,326)	(8,555)	(7,288)

Discontinued operations
Income(loss) from discontinued operations	9,519	(1,515)	(2,997)
Gain on sale of property	34,278	13,777	37,823

Income from discontinued operations	43,797	12,262	34,826

Net income	$40,471	$3,707	$27,538

On the Trust’s Consolidated Statements of Operations and Comprehensive Income:
Equity in (loss) earnings of Preferred Equity Investment	$(2,108)	$(1,645)	$11,836

The Trust has determined that as of December 31, 2007 the Trust’s preferred equity investment in Marc Realty met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X.  The separate financial statements of Marc Realty required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.2 to the Trust’s Annual Report on Form 10-K.

8.	Equity Investments

The Trust’s equity investments consist of the following at December 31, 2009 and December 31, 2008 (in thousands):

Investment Group (1)	Equity Investment	Ownership % (2)	Equity Investment December 31, 2009	Equity Investment December 31, 2008

Marc Realty	8 South Michigan LLC	50%	$6,859	$-
Marc Realty	11 East Adams Street LLC	49%	2,963	-
Marc Realty	29 East Madison Street LLC	50%	7,750	-
Marc Realty	Michigan 30 LLC	50%	11,881	-
Marc Realty	High Point Plaza LLC	50%	5,986	-
Marc Realty	Brooks Building LLC	50%	7,346	-
Marc Realty	1701 Woodfield LLC	50%	1,582	-
Marc Realty	River Road LLC	50%	4,075	-
Marc Realty	3701 Algonquin Road LLC	50%	2,827	-
Marc Realty	Enterprise Center LLC	50%	3,094	-
Marc Realty	900 Ridgebrook LLC	50%	1,661	-
Marc Realty	Salt Creek LLC	50%	1,536	-
Sealy	Sealy Northwest Atlanta Partners LP	60%	3,189	3,780
Sealy	Sealy Airpark Nashville GP	50%	4,618	6,510
Sealy	Sealy Newmarket GP LLC	68%	7,840	8,756
Concord	Lex-Win Concord LLC	50%	-	73,061
Various	Lex-Win Acquisition LLC	28%	-	95
			$73,207	$92,202

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
The Trust has various venture partners which we refer to as investment groups for purposes of explaining our equity investments. Further detail is provided for the equity investments under their respective investment group headings below.

(2)	The Trust has determined that with the exception of Lex-Win Acquisition and the three Sealy equity investments, these entities are VIEs.

The following table reflects the activity of the Trust’s equity investments for the years ended December 31, 2009 and 2008 (in thousands):

	Marc Realty Ventures	Sealy Ventures	Lex-Win Concord Venture	Lex-Win Acquisition Venture	Total

Balance at December 31, 2007	$-	$13,127	$155,461	$10,887	$179,475

Equity in loss	-	(1,682)	(66,750)	(878)	(69,310)
Equity in other comprehensive loss	-	-	(6,137)	-	(6,137)
Contributions	-	9,006	5,087	-	14,093
Distributions/capital returns	-	(1,405)	(14,600)	(9,914)	(25,919)
Balance at December 31, 2008	-	19,046	73,061	95	92,202

Transfer from preferred equity	41,823	-	-	-	41,823
Transfer of loans receivable	15,805	-	-	-	15,805
Equity in loss	(2,219)	(2,204)	(98,574)	(95)	(103,092)
Equity in other comprehensive income	-	-	21,479	-	21,479
Other comprehensive income reclassifications	-	-	4,695	-	4,695
Contributions	3,240	-	118	-	3,240
Distributions/capital returns	(1,089)	(1,195)	(779)	-	(2,945)
Balance at December 31, 2009	$57,560	$15,647	$-	$-	$73,207

Marc Realty

As discussed in Note 7, on July 1, 2009 the Trust restructured certain of its existing investments with Marc Realty and reclassified 12 investments from preferred equity investments to equity investments.  In addition, any tenant improvement and capital expenditure loans to these properties have been reclassified from loans receivable to equity investments.

The restructuring of each of the Marc Realty investments was considered to be a reconsideration event under FASB’s consolidation guidance due to the material change in the agreements and the exchange of consideration between Marc Realty and the Trust. As a result of the reconsideration, the investments in the Included Properties were deemed to be variable interests in VIE’s primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and that the Trust, which holds mezzanine loans in each of the underlying entities, has an obligation to absorb losses and has the right to residual returns equal to that of the equity holder.  As a result of the existence of certain provisions in the operating agreements identifying the Trust and Marc Realty as related parties, the Trust determined that Marc Realty, as the primary decision maker and manager of the operating properties, is considered to be most closely aligned with the business and is the primary beneficiary of the VIE’s.

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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result, the investments with Marc Realty are deemed to be equity investments for which the Trust now recognizes its pro-rata share of income or loss on 12 separate 50% owned equity investments. The Trust recorded net loss from the 12 equity investments of $2,219,000, inclusive of a $2,500,000 other-than-temporary impairment loss on one of the equity investments, for the period from July 1, 2009 through December 31, 2009.  Additionally, the Trust received cash distributions of $1,089,000 from the investments during the year ended December 31, 2009.

The Marc Realty properties are encumbered with $94,969,000 of mortgage debt currently with $23,627,000 maturing in 2010, $30,111,000 maturing in 2011 and the remainder in 2012 or later.  The Trust is currently negotiating with the lender to extend the total debt maturing in 2010.

The combined summarized balance sheets of the Trust’s Marc Realty venture investments are as follows (in thousands):

December 31, 2009
ASSETS
Real estate, net	$174,310
Cash and cash equivalents	1,100
Receivables and other assets	25,287
Total Assets	$200,697

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage and notes payable	$94,969
Other liabilities	12,722
Members’ Capital	93,006
Total Liabilities and Members’ Capital	$200,697

Trust’s share of equity	$46,497
Basis differentials (1)	13,563
Other-than-temporary impairment	(2,500)
Carrying value of the Trust’s investments in the equity investments	$57,560

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

The combined summarized statements of operations of the Trust’s Marc Realty venture investments are as follows (in thousands):

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period July 1 - December 31, 2009

Total revenue	$20,179
Expenses
Operating	9,279
Interest	2,284
Real estate taxes	2,847
Depreciation and amortization	4,740
Other expense	175

Total expenses	19,325
Net income	$854

Trust’s share of net income	$425
Amortization of basis differential	(144)
Income from equity investments	$281

Sealy Northwest Atlanta

On December 12, 2006, the Trust acquired, through a venture with Sealy, a 60% non-controlling ownership interest in 12 flex properties in Atlanta, Georgia containing an aggregate of 472,000 square feet of space for approximately $35,845,000. The Trust invested approximately $5,470,000 and the general partner, an affiliate of Sealy, invested approximately $3,647,000 for their 40% interest in the venture.  The venture obtained a first mortgage loan of $28,750,000 bearing interest at 5.7% and maturing in January 2012.  The Trust accounts for this investment on the equity basis and recorded equity in loss of approximately $457,000, $409,000 and $470,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Trust received distributions of $135,000 and $566,000 in the years ended December 31, 2009 and 2008, respectively.

Sealy Airpark Nashville

On April 17, 2007, the Trust acquired, through a venture with Sealy, a 50% non-controlling ownership interest in 13 light distribution and service center properties in Nashville, Tennessee.  The purchase price of $87,200,000 was financed through approximately $65,383,000 of proceeds, net of escrows and closing costs, from a $74,000,000 5.77% first mortgage loan maturing in May 2012 and a $3,600,000 bridge loan from Sealy.  Both Sealy and the Trust contributed $9,308,000 for a 50% ownership in the venture.  The Trust accounts for this investment on the equity basis and recorded equity in loss of approximately $1,056,000, $1,023,000 and $936,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Trust received distributions of $836,000 and $839,000 in the years ended December 31, 2009 and 2008, respectively.

Sealy Newmarket

On August 20, 2008, the Trust acquired, through a venture with Sealy, a 68% non-controlling ownership interest in a six building office-flex campus containing approximately 470,000 square feet in Atlanta, Georgia. The purchase price for the property was $47,000,000 including assumed debt. The venture assumed an existing $37,000,000, 6.12% first mortgage loan encumbering the property, maturing in November 2016.  The Trust contributed approximately $9,006,000 for its ownership in the venture.  The Trust accounts for this investment on the equity basis and recorded equity in loss of approximately $691,000 and $250,000 for the years ended December 31, 2009 and 2008, respectively.  The Trust received distributions of $224,000 in the year ended December 31, 2009.

The combined summarized balance sheets of the Sealy venture equity investments are as follows (in thousands):

	December 31, 2009	December 31, 2008

ASSETS
Real estate, net	$153,565	$157,813
Cash and cash equivalents	971	3,002
Receivables and other assets	14,658	14,326
Total Assets	$169,194	$175,141

LIABILITIES AND MEMBERS’/PARTNERS’ CAPITAL
Mortgage and notes payable	$139,750	$139,750
Other liabilities	3,373	3,196
Members’/Partners’ capital	26,071	32,195
Total Liabilities and Members’/Partners’ Capital	$169,194	$175,141

Carrying value of the Trust’s equity investments	$15,647	$19,046

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The combined summarized statements of operations of the Sealy venture equity investments are as follows (in thousands):

	For the Year Ended December 31,
	2009	2008

Total revenue	$17,246	$15,568
Expenses
Operating	3,765	3,550
Real estate taxes	1,758	1,601
Interest	8,345	6,851
Depreciation and amortization	7,110	6,546
Other expense	157	115

Total expenses	21,135	18,663
Net loss	$(3,889)	$(3,095)

Trust’s share of net loss	$(2,204)	$(1,682)

Lex-Win Concord LLC – “Concord”

At June 30, 2009, the Trust wrote down its investment in Concord to zero and recognized an impairment loss of $31,670,000 primarily as a result of recurring operating losses and the overall lack of clarity on future recovery of the underlying collateral in these assets.  Specific factors that impacted the decision to write down the investment in Concord included the continued deterioration in the value of Concord’s loan and bond portfolio, Concord’s debt covenant violations, the distressed sale of assets required to satisfy accelerated principal repayments to lenders, the failure of Inland American Real Estate Trust, Inc. (“Inland”) to make its capital call, and certain litigation initiated by Inland.

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

Concord is in violation of certain debt covenants to its lenders for the year ended December 31, 2009 as a result of the continued deterioration of the value of its assets and cumulative operating losses.  Concord’s debt is non-recourse to the Trust and Concord’s lenders’ sole recourse with respect to defaults is limited to the value of Concord’s assets collateralized by the debt. The lenders do not have recourse against the Trust’s assets.

On May 22, 2009, a wholly-owned subsidiary of Inland filed a legal action against Lex-Win Concord and Concord generally seeking declaratory relief that Inland should not be required to satisfy the May 11, 2009 capital call made by Concord in the amount of $24,000,000 and that Inland is entitled to a priority return of its capital.  Lex-Win Concord filed counterclaims against Inland which state, in general, that Inland is in material breach of their agreements with Lex-Win Concord and seeking to recover all losses incurred by it as a result of such breach.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 21, 2009, the applicable parties and certain of their affiliates entered into a settlement agreement to resolve the action which would provide for, among other things, no obligation on any of the parties to make additional capital contributions to Concord, the allocation of distributions equally among Inland, Lexington, and Winthrop and the formation of a new entity to be owned by subsidiaries of Inland, Lexington and Winthrop which, under certain circumstances, would contribute assets to Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”).  The implementation of the settlement agreement is conditioned on certain events including the ability of certain CDO-1 bonds held by Concord Debt Funding Trust, a subsidiary of Concord, to be cancelled.

If Concord Debt Funding Trust is unable to cancel the CDO-1 bonds, CDO-1 will likely fail its financial covenants, Concord will be in default of the CDO indenture and any excess cash flow of CDO-1 that previously went to Concord will be directed to accelerate the repayment of the senior debt tranches of the CDO-1 bonds.

Certain capital transactions which were executed between the Trust and Concord during the year ended December 31, 2009 were considered reconsideration events. It was determined that the investment in Concord was now a variable interest in a VIE primarily due to a significant decline in value of the assets of the entity and the resulting insufficient equity within Concord to finance its activities.  As a result of the existence of certain provisions in the operating agreements providing that the Trust and its venture partner in the investment, Lexington, are not related parties and that each share equally in the economics and the decision-making of the investment, a primary beneficiary does not exist for this investment, and therefore, the Trust accounts for this investment under the equity method.

The summarized consolidated balance sheets of Lex-Win Concord are as follows (in thousands):

	As of December 31, 2009	As of December 31, 2008

Condensed Consolidated Balance Sheets

ASSETS

Cash and restricted cash	$26,116	$15,134
Real estate debt investments, net of loss allowance	447,270	863,144
Real estate debt investments held for sale	66,311	-
Available for sale securities, net	83,977	118,491
Other assets	10,834	10,353

Total assets	$634,508	$1,007,122

LIABILITIES AND MEMBERS’ CAPITAL

Repurchase agreements	135,064	240,604
Revolving credit facility	58,850	80,000
Collateralized debt obligations	347,525	347,525
Collateral support obligation	9,757	-
Sub-participation obligation	4,500	-
Accounts payable and other liabilities	14,198	43,230

Non-controlling redeemable preferred interest	5,720	76,441

Members’ capital	113,928	248,262
Accumulated other comprehensive loss	(55,148)	(29,054)
Non-controlling interest	114	114

Total Liabilities and Members’ Capital	$634,508	$1,007,122

Trust’s share of equity	$29,390	$109,604
Basis differential (1)	(29,390)	(36,543)

Carrying value of the Trust’s investment in Lex-Win Concord	$-	$73,061

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
At December 31, 2009, this amount represents other-than-temporary impairments recognized by the Trust of $68,213 adjusted for suspended losses of $11,249 and accumulated other comprehensive losses of $27,574.  At December 31, 2008 this amount represents other-than-temporary impairments recognized by the Trust of $36,543.

Results of operations for Lex-Win Concord are summarized below (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

Condensed Consolidated Statement of Operations

Interest and other income	$38,948	$71,307	$65,854
Interest expense	(17,335)	(36,410)	(41,675)
Impairment loss on available for sale securities, net	(16,302)	(73,832)	(11,028)
Provision for loss allowance on real estate debt investments	(80,620)	(31,053)	-
Impairment loss on real estate debt investments held for sale	(101,027)	-	-
Realized loss on sale of investments	(32,246)	-	-
Interest income on bank deposits	7	426	2,599
Gain on extinguishment of debt	-	15,603	-
Collateral support expense	(9,757)	-	-
General and administrative	(5,712)	(4,824)	(5,541)
Loss from discontinued operations	(959)	-	-

Consolidated net income(loss)	(225,003)	(58,783)	10,209

Loss (income) attributable to non-controlling redeemable preferred interest	68,709	(1,619)	-
Income attributable to non-controlling interest	(12)	(12)	(13)

Net income (loss) attributable to Lex-Win Concord	$(156,306)	$(60,414)	$10,196

Trust’s share of net income (loss)	$(78,153)	$(30,207)	$5,098
Suspended loss	11,249	-	-
Other-than-temporary impairment	(31,670)	(36,543)	-

Income (loss) from equity investment in Lex-Win Concord	$(98,574)	$(66,750)	$5,098

The Trust has determined that as of December 31, 2009, 2008 and 2007 Lex-Win Concord met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X.  The separate financial statements of Lex-Win Concord required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.1 to the Trust’s Annual Report on Form 10-K.

Lex-Win Acquisition

At December 31, 2007, Lex-Win Acquisition LLC (“Lex-Win”) held 3,885,616 shares in Piedmont Office Realty Trust, Inc. at a cost per share of $9.30.  During 2008 Lex-Win recorded an other-than-temporary impairment loss of $3,847,000.  In August 2008 Lex-Win sold all its shares of Piedmont and made a distribution to the Trust of its 28% pro-rata share of approximately $9,041,000.  The Trust accounts for this investment on the equity basis and recorded equity in loss of approximately $95,000, $878,000 and $45,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $216,767,000 and $229,737,000 at December 31, 2009 and 2008, respectively.  The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at December 31, 2009 and 2008 are summarized as follows (in thousands):

Fixed Interest Rate:
Location	Maturity	Spread Over LIBOR/Prime	Interest Rate at December 31, 2009	Balance as of December 31, 2009	Balance as of December 31, 2008

Amherst, NY	October 2013	—	5.65%	$16,526	$16,913
Indianapolis, IN	April 2015	—	5.82%	4,317	4,384
Houston, TX	April 2016	—	6.40%	63,869	67,009
Andover, MA	March 2011	—	6.60%	6,266	6,389
S. Burlington, VT	March 2011	—	6.60%	2,686	2,738
Chicago, IL	March 2016	—	5.75%	21,118	21,391
Lisle, IL	June 2016	—	6.26%	24,176	24,452
Lisle, IL	March 2017	—	5.55%	5,600	5,600
Kansas City, KS	June 2012	—	7.04%	-	6,798
Orlando, FL	July 2017	—	6.40%	39,148	39,610
Chicago, IL (1)	March 2010	-	6.00%	9,300	9,500

Variable Interest Rate:
Various (2)	June 2010	LIBOR+1.75%	(3)	23,761	24,983

				$216,767	$229,737

(1)	The Trust is currently negotiating with the lender for a one-year renewal to March 28, 2011.
(2)	The mortgage loan payable to KeyBank (the “KeyBank Loan”), is collateralized by 14 properties. The Trust has a one-year extension option.
(3)
The Trust entered into an interest rate swap agreement in the notional amount of $26,000, effectively converting the floating interest rate to a fixed rate of 5.8% through December 1, 2009.  Effective June 24, 2009, the Trust entered into an interest rate swap agreement, with a notional amount of $23,000,000, which commenced with the expiration of the aforementioned swap, matures June 30, 2010 and effectively converts the interest rate to a fixed rate of 2.8%.

The following table summarizes future principal repayments as of December 31, 2009 (in thousands):

2010	$38,323
2011	14,347
2012	6,171
2013	21,536
2014	6,924
Thereafter	129,466
$216,767

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Trust’s mortgage loans payable, loans payable and revolving line of credit are less than their current carrying value by $25,704,000 at December 31, 2009 and exceeded their current carrying amounts by $633,000 at December 31, 2008.

Note Payable

At December 31, 2008 the Trust had a $9,800,000 loan payable, which bore interest at LIBOR plus 2.5% and matured in December 2011.  The loan was made in connection with the Trust’s purchase during 2008 of 3,500,000 common shares of Lexington and was repaid in March 2009.

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

As a result of the Trust’s repurchase of Series B-1 Preferred Shares and the impairment charges taken by the Trust on its investment in Lex-Win Concord, the Trust did not meet the net worth covenant as defined under the line of credit at June 30, 2009 and September 30, 2009.  Consequently, the Trust was not eligible to borrow under the line.  On October 30, 2009, KeyBank modified the net worth covenant such that the Trust meets the modified net worth covenant and is eligible to borrow under the line.

At December 31, 2009 and 2008, there were no amounts outstanding under the facility.  The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $83,000 and $119,000 for the years ended December 31, 2009 and 2008, respectively.

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

The effective portion of changes in fair value of the interest rate swap designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the years ended December 31, 2009 and 2008, the interest rate swap was used to hedge the variable cash flows associated with existing variable-rate debt.  The Trust also assesses and documents, both at the hedging instruments inception and on an ongoing basis, whether the derivative instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item.  The Trust has recorded changes in fair value related to the effective portion of its interest rate swap contracts designated and qualifying as cash flow hedges totaling $681,000 of other comprehensive loss and $562,000 of other comprehensive income for the years ended December 31, 2009 and 2008, as a component of comprehensive income.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective June 24, 2009, the Trust entered into an interest rate swap agreement, with a notional amount of $23,000,000, which commenced December 1, 2009, matures on June 30, 2010 and effectively converts the interest rate to a fixed rate of 2.8%.

The table below presents information about the Trust’s interest rate swaps at December 31, 2009 (dollars in thousands):

Maturity	Swap Rate	Notional Amount of Hedge		Cost of Hedge	Estimated Fair Value of Swap in Other Comprehensive Income	Unrealized Gain on Settled Swap in Other Comprehensive Income	Change in Swap Valuations Included in Other Comprehensive Income For the Year Ended December 31, 2009

December 2009	4.05%	$26,000	(1)	$-	$-	$-	$-
June 2010	1.05%	$23,000	(1)	$-	$(84)	$-	$-

(1)	Represent swap agreements related to the KeyBank Loan.

The table below presents information about the Trust’s interest rate swaps at December 31, 2008 (in thousands):

Maturity	Swap Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Swap in Other Comprehensive Income	Unrealized Gain on Settled Swap in Other Comprehensive Income	Change in Swap Valuations Included in Other Comprehensive Income For the Year Ended December 31, 2008

December 2009	4.05%	$26,000	$-	$(765)	$138	$(713)
January 2008	4.055%	$-	$-	$-	$-	(30)
						$(743)

12.	Preferred Shares

Series B-1 Preferred Shares

In February 2005 and June 2005 the Trust sold an aggregate of 4,000,000 shares of its Series B-1 Preferred Shares for $100,000,000, resulting in proceeds of approximately $94,164,000, net of costs of $5,836,000 for underwriting, placement agent and legal fees.  The Series B-1 Preferred Shares were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The Series B-1 Preferred Shares have a liquidation value of $25 per share, pay cumulative dividends at a minimum rate of 6.5% and are convertible into Common Shares at a conversion price of $22.50, subject to anti-dilution adjustments.  The Trust may convert all of the Series B-1 Preferred Shares if the closing price for the Common Shares for any 20 consecutive trading days within the 25-day period commencing on the date of mailing of the conversion notice exceeds 125% of the then conversion price.

The Trust has classified the Series B-1 Preferred Shares as liabilities pursuant to accounting guidance applicable at the time of issuance.  Upon the conversion of the Series B-1 Preferred Shares to Common Shares, the shares converted will be classified as equity.

During 2008, at the request of holders of Series B-1 Preferred Shares, 493,552 Series B-1 Preferred Shares were converted into 548,389 Common Shares. There were no requests to convert Series B-1 Preferred Shares to Common Shares during the year ended December 31, 2009.  Through December 31, 2009, a total of 562,895 Series B-1 Preferred Shares have been converted into 625,436 Common Shares.  Conversions are treated as equity transactions and any fees incurred in connection with a conversion are recorded as a reduction to paid-in-capital.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2008 the Trust acquired 1,024,000 Series B-1 Preferred Shares with a liquidation value of approximately $25,600,000 at a 25.5% discount from their liquidation value of $25 per share.  The Trust determined that the repurchase of the Series B-1 Preferred Shares qualified as extinguishment of debt and recognized a gain of $6,284,000 and accounted for as extinguishment of debt.

During  2009 the Trust acquired an additional 1,017,105 Series B-1 Preferred Shares at a discount of 25.0% from their liquidation value of $25 per share.  As a result, the Trust recorded a gain from the early extinguishment of debt of approximately $5,681,000 in 2009.

Series C Preferred Shares

In November 2009 the Trust permitted holders of its Series B-1 Preferred Shares to convert any or all of their Series B-1 Shares into an equivalent number of its newly issued Series C Preferred Shares.  The Trust has issued 544,000 Series C Preferred Shares and 544,000 Series B-1 Preferred Shares have been retired.  Following the consummation of the foregoing, at December 31, 2009 the Trust has 852,000 Series B-1 Preferred Shares and 544,000 Series C Preferred Shares outstanding.

The Series C Preferred Shares contain a liquidation preference, senior to the Common Shares but subordinate to the Series B-1 Preferred Shares, of $25 per share and each Series C Preferred Share is presently convertible into approximately 1.786 common shares at any time at the option of the holder.  In addition, the Series C Preferred Shares contain a mandatory redemption feature requiring the Trust to redeem any remaining Series C Preferred Shares outstanding on February 12, 2012.  Since the Trust will be required to redeem the Series C Preferred Shares only if they are not converted by holders prior to the redemption date, the Trust has recorded the Series C Preferred Shares at fair value in mezzanine equity on the Consolidated Balance Sheet.  Additionally, the conversion of the Series B-1 Preferred Shares to Series C Preferred Shares was treated as extinguishment of debt and the Trust recognized the difference between the book value of the converted Series B-1 Preferred Shares and the fair value of the Series C Shares as a $1,165,000 gain.
13.	Common Shares

Share Repurchase

In September 2008 the Board of Trustees approved a stock repurchase plan pursuant to which the Trust is authorized to acquire up to one million of its Common Shares.  During 2008, the Trust acquired 70,000 of its Common Shares pursuant to the repurchase plan at an average price of $13.30 per share, aggregating approximately $930,000.  These shares were retired at December 31, 2008.  No additional Common Shares were repurchased during 2009.

The following table sets forth information relating to sales of Common Shares:

Issue Date	Shares Issued	Price per Share	Type of Offering

1/16/07	35,600	33.65	DRIP (1)
4/16/07	27,000	32.80	DRIP
7/16/07	25,600	34.75	DRIP
10/15/07	30,400	31.34	DRIP
1/15/08	64,308	25.35	DRIP
4/15/08	41,026	20.65	DRIP
5/15/08	1,768,987	21.35	Rights Offering (2)
7/15/08	58,354	16.10	DRIP
10/15/08	85,950	11.52	DRIP
1/15/09	61,292	10.85	DRIP
4/15/09	7,462	8.27	DRIP
7/15/09	37,982	8.72	DRIP
10/15/09	63,471	8.96	DRIP
11/27/09	4,450,781	9.05	Rights Offering (3)

(1)	The Trust’s Dividend Reinvestment and Stock Purchase Plan.
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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
Rights offering pursuant to which each holder of Common Shares and Series B-1 Preferred Shares received one basic subscription right for every three and one-half Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every three and one-half Common Shares issuable upon conversion of such Series B-1 Preferred Shares.

14.	Warrants and Share Options

In May 2007 the Trust’s shareholders approved the Winthrop Realty Trust 2007 Long Term Incentive Plan (the "2007 Plan") pursuant to which the Trust can issue options to acquire Common Shares and restricted share awards to its Trustees, directors and consultants.  There are 100,000 Common Shares reserved for issuance under the 2007 Plan and as of December 31, 2009, no stock options or restricted stock awards have been issued.

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

15.	Discontinued Operations

In November 2009 the tenant at the Trust’s Athens, Georgia retail property notified the Trust that it was exercising its right to purchase the property at the expiration of the current lease term.  In accordance with the lease, the purchase price will be equal to the fair market value of the property at the time of sale.  Both the Trust and the tenant have engaged independent third parties to determine the fair market value of the property.  The Trust anticipates that the sale will be consumated on or before October 31, 2010, the current lease expiration date.

In August 2009 the First District Court of Wyandotte County, Kansas, appointed a receiver to operate and manage the Trust’s apartment complex in Kansas City, Kansas commonly referred to as Creekwood Apartments.  In October 2009 a notice of foreclosure was issued on behalf of the first mortgage holder.  The property was foreclosed upon in December 2009 and the Trust recorded a gain on the early extinguishment of debt of $292,000.

In December 2008 the Trust sold a shopping center asset located in Biloxi, Mississippi aggregating approximately 51,000 square feet, for a gross sales price of approximately $3,300,000.  The Trust received proceeds of $2,678,000, net of credits for a ground lease purchase option and closing costs, and recognized a gain of $1,807,000 on the sale.

The operations of the foregoing properties are classified as discontinued operations for all periods presented.

Under an agreement related to a former property, VenTek Transit, Inc (“VenTek”), the Trust is entitled to receive royalty payments through 2009 equal to 5% of VenTek’s annual gross revenues.  The Trust received royalties of $0, $23,000 and $22,000 during the years ended 2009, 2008 and 2007, respectively.  At December 31, 2006 the Trust had $828,000 accrued for a contingent sales tax liability related to Ventek.  In September 2007 the statute of limitations expired and the Trust wrote off this contingent liability, recording $828,000 in other income.

There were no liabilities related to discontinued operations at December 31, 2009 and 2008.

Results for discontinued operations for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007

Operating revenues	$1,642	$1,463	$2,175
Total expenses	1,458	1,451	3,250
Income (loss) from discontinued operations	$184	$12	$(1,075)

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Federal and State Income Taxes

The Trust has made no provision for regular current or deferred federal income taxes and no deferred state income taxes have been provided for on the basis that the Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust under Sections 856-860 of the Code.  In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain).  The Trust intends to comply with the foregoing minimum distribution requirements.  As of December 31, 2009, the Trust has net operating loss carryforwards of approximately $24,040,000 after utilizing $8,234,000 to offset 2008 taxable income, which will expire from 2021 through 2023.  This Trust does not expect to utilize any net operating loss carryforwards to offset 2009 taxable income.  As a result of the February 28, 2005 issuance of the Series B-1 Preferred Shares (see Note 14), the Trust’s net operating loss carryforwards are subject to annual limitations pursuant to Section 382 of the Code.  The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes.

Prior to 2007 the Trust had offset a portion of its federal taxable income by utilizing capital loss carryforwards.  However, the capital loss carryforwards are not available in certain states and localities where the Trust has an obligation to pay income taxes.  In addition, certain states and localities disallow state income taxes as a deduction and exclude interest income from United States obligations when calculating taxable income.  Federal and state tax calculations can differ due to differing recognition of net operating losses.  Accordingly, the Trust has recorded, $157,000, $330,000 and $417,000 in state and local taxes for the years ended December 31, 2009, 2008 and 2007, respectively.

The 2009, 2008 and 2007 cash dividends per Series B-1 Preferred Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2009	$1.22	$-	$-	$1.22
2008	1.38	0.25	-	1.63
2007	0.96	1.43	-	2.39

The 2009, 2008 and 2007 cash dividends per Common Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2009	$0.65	$-	$0.10	$0.75
2008	0.48	0.09	-	0.57
2007	0.85	1.30	-	2.15

17.	Commitments and Contingencies

The Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties.  Given the nature of the Trust’s business activities, these lawsuits are considered routine to the conduct of its business.  The Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Trust.  As of December 31, 2009, the Trust was not involved in any material litigation.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Related-Party Transactions

The following table sets forth the fees and reimbursements paid by the Trust for the years ended December 31, 2009, 2008 and 2007 to FUR Advisors LLC (“FUR Advisors”) and Winthrop Management L.P. (“Winthrop Management”) (in thousands):

	2009		2008		2007

Asset Management (1)	$3,233	(3)	$5,616	(4)	$5,263	(5)
Property Management (2)	262		264		269
Construction Management (2)	38		23		9
	$3,533		$5,903		$5,541

(1)	Payable to FUR Advisors.
(2)	Payable to Winthrop Management.
(3)	Before a credit of $255, discussed below.
(4)	Before credits of $1,763, discussed below.
(5)	Before a credit of $189, discussed below.

FUR Advisors

The activities of the Trust and its subsidiaries are administered by FUR Advisors pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors.  FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers.  FUR Advisors is entitled to receive a base management fee and an incentive fee.  In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees at commercially reasonable rates.

Base Management Fee

For providing services to the Trust, FUR Advisors receives a quarterly base management fee that is calculated as follows: (i) 1.5% of our issued and outstanding equity securities plus (ii) 0.25% of any equity contribution by an unaffiliated third party to a venture managed by the Trust.  During the years ended December 31, 2008 and 2007, (i) the 6,211,783 Common Shares outstanding at January 1, 2005 were valued as follows: $11.50 (the tender offer price paid by an affiliate of the Trust’s Advisor in its December 2003 tender offer) with respect to 5,211,783 Common Shares and $13.00 (the purchase price paid by such affiliate) with respect to the 1,000,000 Common Shares acquired on December 31, 2003, (ii) the Common Shares issued upon the conversion of the Series A Preferred Shares were valued at $25.4125 per Common Share, their conversion price, and (iii) all Preferred and Common Shares issued subsequent to January 1, 2005 were valued at the net issuance price, including any Common Shares issued in connection with the conversion of Preferred Shares, as adjusted for the November 2008 1-for-5 Common Share reverse split.  Effective January 1, 2009 the calculation of the base management fee was amended to provide that (i) all Common Shares and Series B-1 Preferred Shares then issued and outstanding would be valued at a price of $11.00 per Common Share and $25.00 per Series B-1 Preferred Share, (ii) any additional future conversions, redemptions or repurchases of the Series B-1 Preferred Shares would not reduce the base equity for purposes of the base management fee calculation and (iii) any future issuances of common shares or preferred shares will increase the equity as per the existing agreement for purposes of the base management fee calculation.

Effective January 1, 2010, the Advisory Agreement was amended to revert the determination of the issuance price of Common Shares back to the pre 2009 definition.  This change will result in an increase to the annual advisory fee payable to the Advisor of approximately $2,100,000, which increase will be phased in with 54% of the increase being paid during 2010 and then 100% of the increase being paid commencing in 2011.

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

Winthrop Management

Winthrop Management, an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Pursuant to the terms of the property management agreement, Winthrop Management receives a property management fee equal to 3% of the monthly revenues.

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

WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors has been retained to provide accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including CDO-1.  WRP Sub-Management received reimbursement of direct and indirect expenses totaling $1,108,000, $1,402,000 and $2,571,000 for the years ended December 31, 2009, 2008 and 2007, respectively, in accordance with the terms of the agreement.  Of these amounts, $511,000, $526,000 and $378,000 were paid to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord (the “Affiliate Amount”).  Because the Trust pays an advisory fee to FUR Advisors whereas Lexington does not, the advisory fee payable to FUR Advisors by the Trust is reduced by 50% of the Affiliate Amount to ensure equal treatment of the Trust and Lexington with respect to the reimbursements paid by Concord.  For the years ended December 31, 2009, 2008 and 2007, the Trust received and utilized a credit of $255,000, $263,000 and $189,000, respectively, against the base management fee.

In connection with the Newkirk/Lexington merger, the advisory agreement between NKT Advisors and Newkirk was terminated, and NKT Advisors received a payment of $5,500,000 attributable to its incentive fee.  As a result of the incentive fee being paid by Newkirk and in accordance with the Advisory Agreement between the Trust and FUR Advisors, the Trust received a $4,400,000 credit (80% of total fee paid) in 2006 to be utilized on a go forward basis in offsetting the quarterly advisory fees payable under the Advisory Agreement, or in cash if the credit was not fully utilized after eight fiscal quarters.   To offset the base management fee payable the Trust utilized approximately $3,241,000 of the credit for the year ended December 31, 2007 thereby fully utilizing the credit.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Transactions

On March 24, 2008, the Trust acquired for the benefit of Concord two classes of securities issued by CDO-1 with a face value of $10,000,000 for approximately $4,850,000 and transferred legal ownership of these securities to Concord on March 31, 2008 and received reimbursement equal to the acquisition cost.

19.	Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

2010	$33,132
2011	27,329
2012	27,092
2013	26,437
2014	23,678
Thereafter	72,586
$210,254

Three tenants contributed approximately 41%, 39% and 41% of the base rental revenues of the Trust for the years ended December 31, 2009, 2008 and 2007, respectively, and represent approximately 36%, 35% and 35%, respectively, of the total rentable square footage of the net lease property portfolio.  The Jacksonville, Florida property has one tenant that will occupy approximately 94% of the rentable area effective February 2010.

20.	Business Segments

FASB guidance on segment reporting establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about operating segments in financial reports issued to shareholders.

Based on the Trust’s method of internal reporting, management determined that is has three operating segments: (i) the ownership of operating properties; (ii) the origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property – collectively, loan assets; and (iii) the ownership of equity and debt securities in other REITs – REIT securities.  The accounting policies of the segments are identical to those described in Note 2.

The operating properties segment includes all of the Trust’s wholly and partially owned operating properties.  Prior to July 1, 2009, the loan assets segment includes all of the Trust’s activities related to real estate loans, which consists primarily of the Trust’s investment in Lex-Win Concord and its tenant improvement and capital expenditure loans to properties in the Marc Realty portfolio.  As of July 1, 2009, in conjunction with the restructuring of its preferred equity investment in Marc Realty, the Trust’s preferred equity investments and tenant improvement and capital expenditure loans to the Included Properties in the Marc Realty portfolio are now classified as equity investments and are included in the operating properties segment.  The REIT securities segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies.  In addition to its three business segments, the Trust reports non-segment specific income and expense under corporate income (expense).

One tenant provided revenues of $7,860,000, $7,860,000 and $7,809,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  This tenant accounted for 16.4%, 17.6% and 15.6% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.  These revenues are reported in the operating properties business segment.

The following table summarizes the Trust’s assets by business segment and capital expenditures incurred for the Trust’s operating properties for the periods ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Operating properties	$313,682	$286,780
Loan assets	31,774	146,560
REIT securities	52,597	36,796
Cash and other	95,139	107,958

Total Assets	$493,192	$578,094

Capital Expenditures
Operating Properties	$2,548	$3,377

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes revenues and expenses by segment for the periods ended December 31, 2009, 2008 and 2007.  Net operating income for each segment is defined as the segment’s revenue and other income, less operating expenses.  Non segment specific income and expense items such as interest on cash reserves and administrative expenses are reported under the heading Corporate Income (Expense).

	2009	2008	2007
	(in thousands)
Operating Properties
Rents and reimbursements	$40,605	$42,088	$39,460
Operating expenses	(7,043)	(6,768)	(5,132)
Real estate taxes	(2,542)	(2,428)	(2,068)
Impairment loss on investments in real estate	(10,000)	(2,100)	-
Loss on extinguishment of debt	-	-	(369)
Equity in income of Marc Realty investments	281	-	-
Impairment loss on Marc Realty equity investment	(2,500)	-	-
Equity in loss of Sealy Northwest Atlanta	(457)	(409)	(470)
Equity in loss of Sealy Airpark Nashville	(1,056)	(1,023)	(936)
Equity in loss of Sealy Newmarket	(691)	(250)	-
Net operating income	16,597	29,110	30,485

Depreciation and amortization expense	(10,779)	(11,766)	(11,639)
Interest expense	(13,774)	(14,289)	(14,115)
Operating properties net income (loss)	(7,956)	3,055	4,731

Loan Assets
Interest income	3,442	1,532	7,728
Equity in earnings of preferred equity investment of Marc Realty	78	5,868	11,836
Impairment loss on preferred equity investment	(2,186)	(7,513)	-
Equity in (loss) earnings of Lex-Win Concord	(66,904)	(30,207)	5,098
Impairment loss on investment in Lex-Win Concord	(31,670)	(36,543)	-
Gain on sale of mortgage backed securities	-	454	-
Gain on sale of other assets	-	24	-
Gain on sale of limited partnership interest	-	-	1,997
Impairment loss on available for sale loans	(203)	-	-
Provision for loss on loan receivable	(2,152)	(1,179)	-
Net operating (loss) income	(99,595)	(67,564)	26,659

General and administrative expense	(235)	-	-
Interest expense	-	(206)	(6,377)
Loan assets net income (loss)	(99,830)	(67,770)	20,282

REIT Securities
Dividends	3,894	916	3,003
Gain on sale of available for sale securities	-	1,580	10,187
Gain on sale of securities carried at fair value	5,416	-	-
Impairment loss on available for sale securities	-	(207)	(18,218)
Unrealized gain on available for sale securities	-	24	-
Unrealized gain on securities carried at fair value	17,862	-	-
Equity in loss of Lex-Win Acquisition, LLC	(95)	(878)	(45)
Net operating income (loss)	27,077	1,435	(5,073)

Interest expense	(75)	(89)	-
REIT securities net income (loss)	27,002	1,346	(5,073)

Net Income (Loss)	(80,784)	(63,369)	19,940

Reconciliations to GAAP Net Income (Loss):

Corporate Income (Expense)
Interest income	172	1,670	3,149
General and administrative (1)	(7,068)	(6,887)	(8,336)
Interest expense	(2,815)	(7,379)	(10,902)
Gain on extinguishment of debt	6,846	6,284	-
State and local taxes	(157)	(330)	(417)
Other	-	499	700

Income (loss) from continuing operations before non-controlling interest	(83,806)	(69,512)	4,134
Non-controlling interest	(1,017)	(483)	(578)

Income (loss) from continuing operations attributable to Winthrop Realty Trust	(84,823)	(69,995)	3,556
Income (loss) from discontinued operations attributable to Winthrop Realty Trust	476	1,819	(1,075)

Net Income (Loss) Attributable to Winthrop Realty Trust	$(84,347)	$(68,176)	$2,481

(1)	After credits – See Note 20.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Quarterly Results of Operations (Unaudited)

The following is an unaudited condensed summary of the results of operations by quarter for the years ended December 31, 2009 and 2008.  The Trust believes all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

	Quarters Ended
(In thousands, except per-share data)	March 31	June 30	September 30	December 31

2009

Revenues	$12,407	$12,319	$12,783	$10,432
Net income (loss)	$(22,433)	$(71,196)	$15,157	$(5,875)
Net income (loss) applicable to Common Shares	$(22,433)	$(71,196)	$14,318	$(6,022)
Per share
Net income (loss) applicable to Common Shares, basic	$(1.42)	$(4.50)	$0.90	$(0.34)

Net income (loss) applicable to Common Shares, diluted	$(1.42)	$(4.50)	$0.90	$(0.34)

2008

Revenues	$10,881	$11,065	$10,928	$11,662
Net income (loss)	$6,312	$(24,057)	$2,229	$(52,660)
Net income (loss) applicable to Common Shares	$5,973	$(24,057)	$2,229	$(52,660)
Per share
Net income (loss) applicable to Common Shares, basic	$0.45	$(1.65)	$0.14	$(3.34)
Net income (loss) applicable to Common Shares, diluted	$0.45	$(1.65)	$0.14	$(3.34)

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 2, the Trust determined that intangible assets were not being amortized over the appropriate tenant lease term. Amortization was understated by approximately $1,024,000 for the year ended December 31, 2006 and by approximately $256,000 for each of the quarters ended March 31, June 30 and September 30, 2007.  The Trust has concluded that the cumulative adjustment was not material to the quarter or the year ended December 31, 2007. As such, the cumulative effect which totaled approximately $1,792,000 was recorded in the consolidated statement of operations as an out of period adjustment in the fourth quarter of 2007. There was no associated net impact on the Trust’s cash flow from operations for the year ended December 31, 2007.

22.	Subsequent Events

Andover, Massachusetts – In January 2010, the Trust executed a lease agreement with PAETEC Communications, Inc. for 93,000 square feet, representing 100% of the rentable square footage of the property, through September 2022.  The annual rent is $742,000 for the first year, $969,000 for the second year, increasing 3% every two years thereafter.  The tenant has the option to purchase the building for $10,500,000 effective after January 10, 2011 through March 19, 2013.

South Burlington, Vermont – In January 2010, the Trust executed a lease agreement with FairPoint Communications, Inc., for 56,000 square feet, representing 100% of the rentable square footage of the property, through January 1, 2015. The rent is $800,000 annually through January 2012 and increases to $820,000, $840,000 and $861,500 each subsequent year.

Jacksonville, Florida – In January 2010, the Trust executed a lease agreement with Football Fanatics, Inc. for 558,000 square feet of space at this property through July 2015.  The lease has an initial term of 66 months, with three, three-year renewal options. Net rent payable under the lease commences in August 2010 at an annual rent of $648,000, increasing to $669,000 annually for August 2011 through July 2012 and thereafter increasing by an average of approximately 16%  per year for the balance of the initial term.

Siete Square Loan - On February 5, 2010, the Trust restructured its Siete Square loan into a $3,000,000 Sub-Participation A Note and a $4,219,000 Sub-Participation B Note.  The Trust sold the Sub-Participation A Note at par to CDO-1.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009.  Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Trust’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s internal control over financial reporting is a process which was designed under the supervision of the Trust’s principal executives and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Trust’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

As of December 31, 2009 the Trust’s management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting.  The Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework." Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2009.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Trustees of the Trust may be found under the caption "Election of Trustees" presented in our Proxy Statement for the Annual Meeting of Shareholders, expected to be held in May 2010, which we refer to as the Proxy Statement.  That information is incorporated herein by reference.

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm on page 51 of Item 8.

Management’s Report on Internal Controls over Financial Reporting on page 96 of Item 9A.

Consolidated Balance Sheets - December 31, 2009 and 2008 on page 52 of Item 8.

Consolidated Statements of Operations and Comprehensive Income - For the Years Ended December 31, 2009, 2008 and 2007 on page 53 of Item 8.

Consolidated Statements of Shareholders’ Equity - For the Years Ended December 31, 2009, 2008 and 2007 on page 54 of Item 8.

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2009, 2008 and 2007 on pages 55 and 56 of Item 8.

Notes to Consolidated Financial Statements on pages 57 through 95 of Item 8.

(2) Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation.

All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibits.

The exhibits listed on the Exhibit Index on page 102 are filed as a part of this Report or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST

Dated: March 15, 2010	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: March 15, 2010	By:	/s/ Thomas Staples
Thomas Staples
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Ashner	Trustee	March 15, 2010

/s/ Carolyn Tiffany	Trustee	March 15, 2010

Arthur Blasberg, Jr.
Howard Goldberg
Thomas McWilliams
Lee Seidler
Steven Zalkind	Trustee	March 15, 2010

By:	/s/ Carolyn Tiffany
Carolyn Tiffany,
as attorney-in fact

WINTHROP REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
At December 31, 2009
(amounts in thousands)

				Initial Cost to Registrant		Cost capitalized/(impaired) subsequent to acquistion	As of December 31, 2009
			Mortgage		Building and	Land/Building and		Building and		Accumulated	Date
Description	Location	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	Life

Continuing Operations:

Office	Orlando	FL	$39,148	$-	$17,248	$42	$-	$17,290	$17,290	$2,215	11/2004	40 yrs
Office	Plantation	FL	-	-	8,915	20	-	8,935	8,935	1,145	11/2004	40 yrs
Office	Indianapolis	IN	4,317	270	1,609	5,876	1,763	5,992	7,755	3,407	10/1974	40 yrs
Office	Chicago	IL	21,118	-	23,635	1,687	-	25,322	25,322	2,832	10/2005	40 yrs
Office	Amherst	NY	16,526	1,591	18,027	-	1,591	18,027	19,618	2,084	5/2005	40 yrs
Office	Andover	MA	6,266	-	7,611	-2,097	-	5,514	5,514	706	12/2005	40 yrs
Office	South Burlington	VT	2,686	-	3,099	2	-	3,101	3,101	311	12/2005	40 yrs
Office	Chicago	IL	9,300	1,149	9,989	2,525	1,149	12,514	13,663	674	10/2007	40 yrs
Office	Houston	TX	63,869	7,075	62,468	-	7,075	62,468	69,543	7,939	1/2005	40 yrs
Office	Lisle	IL	17,165	3,774	16,371	304	3,774	16,675	20,449	1,603	2/2006	40 yrs
Office	Lisle	IL	7,011	2,361	6,298	290	2,361	6,588	8,949	618	2/2006	40 yrs
Office	Lisle	IL	5,600	780	2,803	463	780	3,266	4,046	289	2/2006	40 yrs

			193,006	17,000	178,073	9,112	18,493	185,692	204,185	23,823

Retail	Atlanta	GA	-	-	4,633	5	-	4,638	4,638	594	11/2004	40 yrs
Retail	Louisville	KY	-	-	2,722	4	-	2,726	2,726	349	11/2004	40 yrs
Retail	Lafayette	LA	-	-	-	1	-	1	1	-	11/2004	40 yrs
Retail	Sherman	TX	-	-	820	2	-	822	822	104	11/2004	40 yrs
Retail	St. Louis	MO	-	-	990	2	-	992	992	127	11/2004	40 yrs
Retail	Greensboro	NC	-	-	3,797	4	-	3,801	3,801	487	11/2004	40 yrs
Retail	Knoxville	TN	-	-	2,121	3	-	2,124	2,124	272	11/2004	40 yrs
Retail	Memphis	TN	-	-	760	2	-	762	762	98	11/2004	40 yrs
Retail	Denton	TX	-	-	1,574	3	-	1,577	1,577	202	11/2004	40 yrs
Retail	Seabrook	TX	-	-	1,393	2	-	1,395	1,395	178	11/2004	40 yrs

			-	-	18,810	28	-	18,838	18,838	2,411

Other	Jacksonville	FL	-	2,166	8,684	1,334	2,166	10,018	12,184	1,977	11/2004	40 yrs
Other	Churchill	PA	-	-	23,834	-9,963	-	13,871	13,871	3,058	11/2004	40 yrs
Other (1)			23,761	-	-	-	-	-	-	-

			23,761	2,166	32,518	-8,629	2,166	23,889	26,055	5,035

Total from Continuing Operations			$216,767	$19,166	$229,401	$511	$20,659	$228,419	$249,078	$31,269

(1)   Represents a first mortgage loan collateralized by the Finova properties.
The aggregate cost in the properties for federal income tax purposes was approximately             $173,165

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2009	2008	2007

Real Estate
Balance at beginning of period	$267,706	$266,290	$247,401
Additions during the period:
Land	-	-	666
Buildings and improvements	2,548	3,376	7,085
Consolidation of River City	-	-	11,138
Transfer (to) from discontinued operations, net (1)	(10,811)	140	-
Impairments during the period	(10,000)	(2,100)	-
Disposal of fully amortized assets	(365)	-	-

Balance at end of period	$249,078	$267,706	$266,290

Accumulated Depreciation
Balance at beginning of period	$25,901	$19,214	$12,932
Additions charged to operating expenses	6,652	6,701	6,282
Transfer (to) from discontinued operations, net (1)	(919)	(14)	-
Disposal of fully amortized assets	(365)	-	-

Balance at end of period	$31,269	$25,901	$19,214

(1)	In the current year, the Athens, Georgia property was placed into discontinued operations and the Kansas City, Kansas property was foreclosed.

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010	-

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008	-

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust - Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	-

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	-

4.5	Amendment No. 1 to Series B-1 Certificate of Designations - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	-

4.6
Certificate of Designations for Series C Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 2, 2009.

10.1	Indemnification Agreement with Neil Koenig, dated as of April 29, 2002 - Incorporated by reference to Exhibit 10.Q to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002.	-

10.2	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.3	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008	-

10.4	Amendment No. 1 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

10.5	Amendment No. 2 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010

10.6	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.7	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.8	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.9	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 23, 2004.	-

10.10	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.11 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.11	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 23, 2004.	-

10.12	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 23, 2004.	-

10.13	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 23, 2004.	-

10.14	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 23, 2004.	-

10.15	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005	-

10.16	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P.	-

10.17	Securities Purchase Agreement, dated February 16, 2005, between First Union Real Estate Equity and Mortgage Investments and Kimco Realty Corporation - Incorporated by reference to Exhibit 10 to the Trust’s Form 8-K filed February 18, 2005.	-

10.18	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	-

10.19	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	-

10.20	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	-

10.21	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	-

10.22	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	-

10.23	Registration Rights Agreement, dated November 7, 2005, between the Trust and Vornado - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 10, 2005.	-

10.24	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 21, 2005.	-

10.25	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 21, 2005.	-

10.26	Second Amendment to Loan Agreement, dated as of December 16, 2008- Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 22, 2008.	-

10.27	Third Amendment to Loan Agreement, dated as of December 16, 2008- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 22, 2008	-

10.28	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	-

10.29	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.30	Second Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated August 2, 2008, between Lex-Win Concord LLC and Inland American (Concord) Sub LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed August 4, 2008	-

10.31	Limited Liability Company Agreement of Lex-Win Concord LLC, dated August 2, 2008, among WRT Realty L.P., The Lexington Master Limited Partnership and WRP Sub-management LLC - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed August 4, 2008	-

10.32	Form of Series B-1 and Series C Preferred Share Purchase Agreement, dated November 1, 2009 - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 2, 2009

10.33
Investor Rights Agreement (Series C Preferred Shares), dated November 1, 2009, between Winthrop Realty Trust and the investors party thereto - - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 2, 2009

21	List of Subsidiaries	*

23.1	Consent of Independent Accounting Firm – PricewaterhouseCoopers LLP	*

23.2	Consent of Independent Accounting Firm – PricewaterhouseCoopers LLP (Lex-Win Concord financials)	*

23.3	Consent of Independent Accounting Firm – Habif, Arogeti & Wynne LLC

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Consolidated Financial Statements of Lex-Win Concord LLC	*

99.2	Combined Financial Statements of Chicago Properties	*

* filed herewith