Form 10-Q
period 2010-03-31
Winthrop Realty Trust
filed 2010-05-10
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended:  March 31, 2010
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

As of May 1, 2010 there were 21,181,449 Common Shares of Beneficial Interest outstanding.

Item 1.  Financial Information

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2010
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS
Investments in real estate, at cost Land	$20,659	$20,659
Buildings and improvements	229,046	228,419
	249,705	249,078
Less: accumulated depreciation	(32,775)	(31,269)
Investments in real estate, net	216,930	217,809

Cash and cash equivalents	76,591	66,493
Restricted cash held in escrows	7,753	9,505
Loans receivable, net	25,516	26,101
Accounts receivable, net of allowances of $545 and $565, respectively	13,245	14,559
Securities carried at fair value	45,528	52,394
Loan securities carried at fair value	1,048	1,661
Available for sale securities, net	210	203
Preferred equity investment	3,992	4,012
Equity investments	73,010	73,207
Lease intangibles, net	23,926	22,666
Deferred financing costs, net	1,370	1,495
Assets held for sale	3,134	3,087
TOTAL ASSETS	$492,253	$493,192

LIABILITIES
Mortgage loans payable	$214,977	$216,767
Series B-1 Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference; 852,000 shares authorized and outstanding at March 31, 2010 and December 31, 2009	21,300	21,300
Accounts payable and accrued liabilities	6,722	7,401
Dividends payable	3,474	3,458
Deferred income	43	48
Below market lease intangibles, net	2,679	2,849
TOTAL LIABILITIES	249,195	251,823

COMMITMENTS AND CONTINGENCIES

NON-CONTROLLING REDEEMABLE PREFERRED INTEREST
Series C Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference, 144,000 and 544,000 shares authorized and outstanding at March 31, 2010 and December 31, 2009, respectively	3,221	12,169
Total non-controlling redeemable preferred interest	3,221	12,169

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Common Shares, $1 par, unlimited shares authorized; 21,137,268 and 20,375,483 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	21,137	20,375
Additional paid-in capital	506,876	498,118
Accumulated distributions in excess of net income	(300,660)	(301,317)
Accumulated other comprehensive loss	(40)	(87)
Total Winthrop Realty Trust Shareholders’ Equity	227,313	217,089
Non-controlling interests	12,524	12,111
Total Equity	239,837	229,200
TOTAL LIABILITIES AND EQUITY	$492,253	$493,192

See Notes to Consolidated Financial Statements and refer to Note 17 for information regarding variable interest entities (VIEs) including VIEs for which the Trust is the primary beneficiary.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2010
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue
Rents and reimbursements	$9,520	$10,655
Interest and dividends	3,209	1,752
	12,729	12,407
Expenses
Property operating	1,959	1,859
Real estate taxes	720	673
Depreciation and amortization	2,362	2,851
Interest	3,651	4,275
Provision for loss on loans receivable	-	428
General and administrative	1,909	1,442
State and local taxes	15	50
	10,616	11,578
Other income (loss)
Earnings from preferred equity investments	83	1,015
Equity in loss of equity investments	(527)	(18,163)
Gain (loss) on sale of securities carried at fair value	695	(87)
Gain on extinguishment of debt	-	5,237
Unrealized gain (loss) on securities carried at fair value	2,540	(11,148)
Unrealized loss on loan securities carried at fair value	(613)	-
Interest income	37	72
	2,215	(23,074)

Income (loss) from continuing operations	4,328	(22,245)

Discontinued operations
Income (loss) from discontinued operations	122	(17)

Consolidated net income (loss)	4,450	(22,262)
Income attributable to non-controlling interest	(245)	(171)
Net income (loss) attributable to Winthrop Realty Trust	4,205	(22,433)
Income attributable to non-controlling redeemable preferred interest	(113)	-
Net income (loss) attributable to Common Shares	$4,092	$(22,433)

Comprehensive income (loss)
Consolidated net income (loss)	$4,450	$(22,262)
Change in unrealized gain on available for sale securities	7	2
Change in unrealized gain on interest rate derivative	40	138
Change in unrealized loss from equity investments	-	(197)
Comprehensive income (loss)	$4,497	$(22,319)

Per Common Share data - Basic
Income (loss) from continuing operations	$0.19	$(1.42)
Income from discontinued operations	0.01	-
Net income (loss) attributable to Winthrop Realty Trust	$0.20	$(1.42)

Per Common Share data - Diluted
Income (loss) from continuing operations	$0.19	$(1.42)
Income from discontinued operations	0.01	-
Net income (loss) attributable to Winthrop Realty Trust	$0.20	$(1.42)

Basic Weighted-Average Common Shares	20,598	15,806
Diluted Weighted-Average Common Shares	21,389	15,806

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2010
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share data)

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total

Balance, December 31, 2009	20,375	$20,375	$498,118	$(301,317)	$(87)	$12,111	$229,200

Net income attributable to Winthrop Realty Trust	-	-	-	4,205	-	-	4,205
Net income attributable to non-controlling interests	-	-	-	-	-	245	245
Distributions to non-controlling interests	-	-	-	-	-	(120)	(120)
Contributions from non-controlling interests	-	-	-	-	-	288	288
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.1625 per share)	-	-	-	(3,435)	-	-	(3,435)
Dividends paid or accrued on Series C Preferred Shares ($0.40625 per share)	-	-	-	(113)	-	-	(113)
Change in unrealized gain on available for sale securities	-	-	-	-	7	-	7
Change in unrealized gain on interest rate derivatives	-	-	-	-	40	-	40
Conversion of Series C Preferred Shares to Common Shares	714	714	8,234	-	-	-	8,948
Stock issued pursuant to dividend reinvestment plan	48	48	524	-	-	-	572

Balance, March 31, 2010	21,137	$21,137	$506,876	$(300,660)	$(40)	$12,524	$239,837

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income	Interests	Total

Balance, December 31, 2008	15,754	$15,754	$460,956	$(213,284)	$(15,176)	$10,958	$259,208

Net loss attributable to Winthrop Realty Trust	-	-	-	(22,433)	-	-	(22,433)
Net income attributable to non-controlling interests	-	-	-	-	-	171	171
Distributions to non-controlling interests	-	-	-	-	-	(130)	(130)
Contributions from non-controlling interests	-	-	-	-	-	63	63
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.25 per share)	-	-	-	(3,971)	-	-	(3,971)
Change in unrealized gain on available for sale securities	-	-	-	-	2	-	2
Change in unrealized gain on interest rate derivatives	-	-	-	-	138	-	138
Change in unrealized loss from equity investments	-	-	-	-	(197)	-	(197)
Stock issued pursuant to dividend reinvestment plan	62	62	603	-	-	-	665

Balance, March 31, 2009	15,816	$15,816	$461,559	$(239,688)	$(15,233)	$11,062	$233,516

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2010
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$4,450	$(22,262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	1,644	1,892
Amortization of lease intangibles	654	1,313
Straight-lining of rental income	599	324
Earnings of preferred equity investments	(83)	(1,015)
Distributions from preferred equity investments	103	1,060
Losses of equity investments	527	18,163
Distributions from equity investments	590	343
Restricted cash held in escrows	1,745	714
(Gain) loss on sale of securities carried at fair value	(695)	87
Unrealized (gain) loss on securities carried at fair value	(2,540)	11,148
Unrealized loss on loan securities carried at fair value	613	-
Gain on extinguishment of debt	-	(5,237)
Provision for loss on loan receivable	-	428
Tenant leasing costs	(2,131)	(454)
Bad debt (recovery) expense	(20)	65
Net change in interest receivable	5	4
Loan discount accretion	(1,741)	-
Net change in other operating assets and liabilities	151	(604)
Net cash provided by operating activities	3,871	5,969

Cash flows from investing activities
Investments in real estate	(687)	(495)
Investment in equity investments	(920)	-
Purchase of securities carried at fair value	(1,306)	(25,668)
Proceeds from sale of securities carried at fair value	11,407	6,967
Restricted cash held in escrows	(30)	2,635
Issuance and acquisition of loans receivable	(679)	(1,596)
Proceeds from sale of loans receivable	3,000	-
Collection of loans receivable	-	5,300
Net cash provided by (used in) investing activities	10,785	(12,857)

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q - MARCH 31, 2010
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, continued)

	Three Months Ended March 31,
	2010	2009
Cash flows from financing activities
Proceeds from mortgage loans payable	$-	$49
Principal payments of mortgage loans payable	(1,790)	(1,486)
Restricted cash held in escrows	37	5,293
Payments of note payable	-	(9,800)
Deferred financing costs	(13)	-
Contribution from non-controlling interest	288	63
Distribution to non-controlling interest	(120)	(130)
Issuance of Common Shares under Dividend Reinvestment Plan	572	665
Dividend paid on Common Shares	(3,311)	(5,934)
Dividend paid on Series C Preferred Shares	(221)	-
Net cash used in financing activities	(4,558)	(11,280)

Net increase (decrease) in cash and cash equivalents	10,098	(18,168)
Cash and cash equivalents at beginning of period	66,493	59,238
Cash and cash equivalents at end of period	$76,591	$41,070

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,687	$4,593

Taxes paid	$11	$30

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$3,435	$3,971
Dividends accrued on Series C Preferred Shares	$39	$-
Capital expenditures accrued	$141	$158
Redemption of Series B-1 Preferred Shares	$-	$(17,081)
Deposit on redemption of Series B-1 Preferred Shares	$-	$17,081

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Winthrop Realty Trust (“Winthrop”) is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on May 21, 2009, which has as its stated principal business activity the ownership and management of, and lending to, real property and real estate related assets.

Winthrop conducts its business through WRT Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Winthrop is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interest in the Operating Partnership.  All references to the “Trust” refer to Winthrop and its consolidated subsidiaries, including the Operating Partnership.

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas:  (i) direct or indirect ownership of operating properties (“operating properties”); (ii) origination and acquisition of loans and debt securities secured directly or indirectly by commercial real property (collectively “loan assets”), including collateral mortgage-backed securities and collateral debt obligation securities; and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.  In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated financial statements represent the consolidated results of Winthrop, its wholly-owned taxable REIT subsidiary, WRT TRS Management Corp., the Operating Partnership, wholly-owned subsidiaries and certain partially-owned entities in which the Operating Partnership owns either (i) a controlling interest or (ii) is the primary beneficiary of a variable interest entity (“VIE”).  All significant intercompany amounts have been eliminated.  The Trust accounts for its investments in companies in which it has the ability to significantly influence, but does not have a controlling interest, by using the equity method of accounting.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year’s presentation.  Discontinued operations for the three month periods ended March 31, 2010 and 2009 include the Trust’s property in Athens, Georgia.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

The Trust determines basic earnings per share on the weighted average number of Common Shares of Beneficial Interest (“Common Shares”) outstanding during the period and reflects the impact of participating securities.  The holders of the Series B-1 Cumulative Convertible Redeemable Preferred Shares (“Series B-1 Preferred Shares”) and the Series C Cumulative Convertible Redeemable Preferred Shares (“Series C Preferred Shares”) are entitled to receive cumulative preferential dividends on a quarterly basis equal to the greater of (i) $0.40625 per share quarterly (6.5% of the liquidation preference on an annualized basis) or (ii) cash dividends payable on the number of Common Shares into which the Series B-1 Preferred Shares and Series C Preferred Shares (assuming that the conversion price of the Series C Preferred Shares equals the conversion price for the Series B-1 Preferred Shares) are convertible.  The Trust computes diluted earnings per share based on the weighted average number of Common Shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009

Basic
Income (loss) from continuing operations	$4,083	$(22,416)
Preferred dividend of Series C Preferred Shares	(113)	-
Income (loss) from continuing operations applicable to Common Shares	3,970	(22,416)
Income (loss) from discontinued operations	122	(17)
Net income (loss) applicable to Common Shares for earnings per share purposes	$4,092	$(22,433)

Basic weighted-average Common Shares	20,598	15,806

Income (loss) from continuing operations	$0.19	$(1.42)
Income from discontinued operations	0.01	-
Net income (loss) per Common Share	$0.20	$(1.42)
Diluted
Income (loss) from continuing operations	$4,083	$(22,416)
Preferred dividend of Series C Preferred Shares	-	-
Income (loss) from continuing operations applicable to Common Shares	4,083	(22,416)
Income (loss) from discontinued operations	122	(17)
Net income (loss) applicable to Common Shares for earnings per share purposes	$4,205	$(22,433)

Basic weighted-average Common Shares	20,598	15,806
Series B-1 Preferred Shares (1)	-	-
Series C Preferred Shares (2)	789	-
Stock options (3)	2	-
Diluted weighted-average Common Shares	21,389	15,806

Income (loss) from continuing operations	$0.19	$(1.42)
Income from discontinued operations	0.01	-
Net income (loss) per Common Share	$0.20	$(1.42)

(1)
The Series B-1 Preferred Shares were anti-dilutive for the three months ended March 31, 2010 and 2009 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)	The Series C Preferred Shares were issued November 1, 2009 and are dilutive for the three months ended March 31, 2010.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)
The Trust’s outstanding stock options are dilutive for the three months ended March 31, 2010.  The stock options were anti-dilutive for the three months ended March 31, 2009 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per Common Share.

Recently Issued Accounting Standards

In January 2010 the FASB issued an amendment to the accounting and disclosure requirements for fair value measurements. This amendment requires more robust disclosures of valuation techniques and inputs into fair value measurements and requires amounts and reasons for significant transfers between levels in the fair value hierarchy to be reported along with disclosure of the company’s policy for recognizing such transfers. This amendment is effective for the Trust beginning on January 1, 2010, except for Level 3 sensitivity disclosures, which are effective for the Trust beginning in fiscal 2011. The Trust has adopted this standard which did not have a material impact on its consolidated financial statements.

In January 2010 the FASB issued an amendment to accounting and disclosure requirements on stock dividends and stock splits. This update addresses accounting for a dividend payment that allows shareholders to elect to receive cash or stock with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. The new guidance requires classifying the stock portion of a dividend payment as a new issuance of stock and added to earnings per share on a prospective basis and not treated as a stock dividend. The Trust has adopted this standard which did not have a material impact on its consolidated financial statements.

In June 2009 the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The updated guidance requires a company to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE.  It also amends the guidance governing the determination of whether a company is the primary beneficiary of a VIE and is therefore required to consolidate an entity by using a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires reassessments on a continuous basis of whether a company is the primary beneficiary of a VIE. Previously, consolidation guidance required reconsideration of whether a company was the primary beneficiary of a VIE only when specific events had occurred. The Trust has adopted this standard which did not have a material impact on its consolidated financial statements.

In June 2009 the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The intent of the original accounting guidance on this topic was to preclude sale accounting for transfers of financial assets in which the transferor has certain types of continuing involvement with the transferred assets or portions thereof. The new guidance requires greater transparency and clarifies how a transferor’s continuing involvement impacts whether control over a financial asset has been surrendered and amends other existing guidance relating to the derecognition of certain financial assets and eliminates the concept of a qualifying special-purpose entity. The Trust has adopted this standard which did not have a material impact on its consolidated financial statements.

3.	Fair Value Measurement

Cash equivalents, derivative financial instruments, available for sale securities and securities carried at fair value are reported at fair value.  The accounting standards emphasize that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the applicable asset or liability. As a basis for considering market participant assumptions in fair value measurements, the standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability other than quoted prices, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Trust’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and takes into consideration factors specific to the asset or liability.

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

In October 2008 the Trust adopted an amendment to the guidance for fair value measurements which provides clarification that determination of fair value in an inactive market depends on facts and circumstances and may require the use of significant judgment to determine whether certain individual transactions are forced liquidations or distressed sales. In cases where the volume and level of trading activity for an asset has declined substantially, the available prices vary significantly over time or among market participants, or the prices are not current, observable inputs might not be relevant and could require material adjustment. In addition, the amended guidance also clarifies that broker or pricing service quotes may be appropriate inputs when measuring fair value, but are not necessarily determinative if an active market does not exist for the financial asset. Regardless of the valuation techniques used, the accounting rules require that an entity takes into consideration appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. The Trust has always included nonperformance and liquidity risks in its analysis of loans and collateral underlying its securities and the adoption of this new guidance did not have a material impact on its consolidated financial statements.

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

Available for Sale Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. At March 31, 2010 all of the Trust’s available for sale securities are classified within Level 1 of the valuation hierarchy.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Securities Carried at Fair Value

At March 31, 2010 all of the Trust’s securities carried at fair value are classified within Level 1 of the fair value hierarchy.

Loan Securities Carried at Fair Value

The Trust uses a third party pricing model to establish values for the loan securities in its portfolio.  The Trust also analyzes the performance of the loans and collateral underlying the securities, the estimated value of the collateral supporting such loans and considers the impact of local, industry and broader economic trends and factors.  Significant judgment is utilized in the ultimate determination of fair value.  This valuation methodology has been characterized as Level 3 in the fair value hierarchy.

Derivative Financial Instruments

The Trust uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using both quantitative and qualitative valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative as well as potential credit risks with the swap counterparty. The analysis considers the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities to the extent available.  The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an estimate of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the accounting provisions of fair value measurements, the Trust utilizes credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Trust considers the impact of netting as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Trust has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Trust and its counterparty.  However, as of March 31, 2010, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant.  As a result, the Trust has determined that the derivative valuation in its entirety should be classified in Level 2 of the fair value hierarchy.

Impaired Loans

All of the Trust’s loans are collateral dependent and are evaluated for impairment by comparing the fair value of the underlying collateral to the carrying value of each loan.  Due to the unique nature of each individual property collateralizing the Trust’s loans, the Trust uses a combination of the income approach through internally developed valuation models and an evaluation of any recent transactions to estimate the fair value of the collateral.  This approach requires the Trust to make significant judgments with respect to discount rates and the timing and amounts of estimated future cash flows that are considered Level 3 inputs in accordance with the guidance.  These cash flows include capital expenditures, operating costs and sale prices.

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Cash and cash equivalents	$76,591	$-	$-	$76,591
Restricted cash held in escrow	7,753	-	-	7,753
Available for sale securities	210	-	-	210
Securities carried at fair value	45,528	-	-	45,528
Loan securities carried at fair value	-	-	1,048	1,048
	$130,082	$-	$1,048	$131,130

Liabilities
Derivative liabilities	$-	$44	$-	$44

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

The table below includes a roll forward of the balance sheet amounts from January 1, 2010 to March 31, 2010, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy.  When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, it is based upon the significance of the unobservable factors to the overall fair value measurement.

Three Months Ended March 31, 2010	Securities Carried at Fair Value	Loan Securities Carried at Fair Value
(in thousands)

Fair value, January 1, 2010	$692	$1,661
Purchases, issuances and settlements, net	(692)	-
Unrealized loss, net	-	(613)
Fair value, March 31, 2010	$-	$1,048

Non-Recurring Measurements

Equity and Preferred Equity Investments

Equity and preferred equity investments are assessed for other-than-temporary impairment.  The determination of fair value of preferred equity and equity investments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates.  The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions.  The significant assumptions used in this analysis include the discount rate used in the income capitalization valuation and interest rate volatility.  The Trust has determined that the significant inputs used to value its equity investments and preferred equity investments fall within Level 3.  There were no valuation adjustments made during the three months ended March 31, 2010.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investments in Real Estate

The Trust assesses the assets within its portfolio for recoverability based upon its estimate of undiscounted future cash flows expected to result from use and disposition of the assets.  For those assets not deemed recoverable, the Trust determines the fair value of those assets using an income capitalization approach based upon assumptions it believes a market participant would utilize.  The Trust records impairment charges equal to the difference between its carrying value and the estimated fair value of the asset.  There were no impairment charges recorded during the three months ended March 31, 2010.

The table below presents as of December 31, 2009 the Trust’s assets and liabilities measured at fair value as events dictate according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Equity investments	$-	$-	$1,582	$1,582
Preferred equity investments	-	-	-	-
Investments in real estate	-	-	10,813	10,813
	$-	$-	$12,395	$12,395

Fair Value Option

The current accounting guidance for fair value measurement provides a fair value option election that allows companies to irrevocably elect fair value as the measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings on a quarterly basis based on the then market price regardless of whether such assets or liabilities have been disposed of at such time.  The fair value option guidance permits the fair value option election to be made on an instrument by instrument basis when it is initially recorded or upon an event that gives rise to a new basis of accounting for that asset or liability.  The Trust elected the fair value option for all securities acquired subsequent to September 30, 2008.

For the three months ended March 31, 2010, the Trust recognized a net unrealized gain of $1,927,000, and for the three months ended March 31, 2009, the Trust recognized a net unrealized loss of $11,148,000 as a result of the change in fair value of the securities for which the fair value option was elected, which is recorded as an unrealized gain or loss in the Trust’s statement of operations.  Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents the Trust's financial assets for which the fair value option was elected (in thousands):

Financial instruments, at fair value	March 31, 2010	December 31, 2009

Assets
Securities carried at fair value:
Debentures	$17,510	$18,794
Preferred shares	26,419	23,950
Common shares	1,599	9,650
Loan securities carried at fair value	1,048	1,661
	$46,576	$54,055

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents as of March 31, 2010 the difference between fair values and the aggregate contractual amounts due (debentures) for which the fair value option has been elected (in thousands):

	Fair Value at March 31, 2010	Amount Due Upon Maturity	Difference
Assets
Securities carried at fair value:
Debentures	$17,510	$18,040	$530
Loan securities carried at fair value	1,048	7,494	6,446
	$18,558	$25,534	$6,976

The table below presents as of December 31, 2009 the difference between fair values and the aggregate contractual amounts due (debentures) for which the fair value option has been elected (in thousands):

	Fair Value at December 31, 2009	Amount Due Upon Maturity	Difference
Assets
Securities carried at fair value:
Debentures	$18,794	$21,191	$2,397
Loan securities carried at fair value	1,661	7,494	5,833
	$20,455	$28,685	$8,230

4.	Acquisitions, Dispositions and Other Activity

Acquisitions & Dispositions of REIT Securities

During the three months ended March 31, 2010 the Trust sold debentures acquired for $1,413,000 and received net proceeds of approximately $2,078,000.  In addition, during the three months ended March 31, 2010, the Trust sold common shares acquired for $7,908,000 and received net proceeds of approximately $9,329,000.  The Trust recognized a net gain on the sale of these securities of approximately $695,000 exclusive of any interest or dividends earned.

Real Estate Loan Disposition

On February 5, 2010, the Trust restructured its Siete Square loan into a $3,000,000 Sub-Participation A Note and a $4,219,000 Sub-Participation B Note.  Pursuant to the option granted to Concord Debt Holdings LLC (“Concord”) at the time of the Trust’s acquisition of the Siete Square loan, the Trust sold the Sub-Participation A Note at par to Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”), on the same date.

Financing

In March 2010 the Trust obtained a two-year extension of a $9,300,000 mortgage loan on the River City property. The maturity date was extended to April 28, 2012 and the terms of the extension require monthly payments of interest only at a fixed rate of 6% through March 2011, increasing to 6.25% through maturity. The extension was subject to a $200,000 principal payment which was made in March 2010 and requires an additional $200,000 principal payment on March 28, 2011.

Conversion of Preferred Shares

In March 2010 an investor converted 400,000 Series C Preferred Shares into 714,400 Common Shares resulting in a decrease in the outstanding Series C Preferred Shares to 144,000. The conversion of the Series C Preferred Shares resulted in a transfer to common equity. There was no gain or loss recognized from the conversion.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Leasing Activity

Andover, Massachusetts – In January 2010 the Trust executed a lease agreement with PAETEC Communications, Inc. for 93,000 square feet, representing 100% of the rentable square footage of the property, through September 2022.  The annual rent is $742,000 for the first year less six months free rent of $371,000, $969,000 for the second year, increasing 3% every two years thereafter.  The tenant has the option to purchase the property for $10,500,000 effective after January 12, 2011 through March 19, 2013.

South Burlington, Vermont – In January 2010 the Trust executed a lease agreement with FairPoint Communications, Inc. for 56,000 square feet, representing 100% of the rentable square footage of the property, through January 1, 2015. The rent is $800,000 annually through January 2012 and increases to $820,000, $840,000 and $861,500, respectively, for years 2013 through 2015.

Jacksonville, Florida – In January 2010 the Trust executed a lease agreement with Football Fanatics, Inc. for 558,000 square feet of space at this property through July 2015.  The lease has an initial term of 66 months, with three, three-year renewal options. Net rent payable under the lease commences in August 2010 at an annual rent of $648,000, increasing to $669,000 annually for August 2011 through July 2012 and thereafter increasing by an average of approximately 16% per year for the balance of the initial term.

5.	Loans Receivable

All of the Trust’s loans identified as being impaired are collateral dependent loans and are evaluated for impairment by comparing (i) the fair value of the underlying collateral less costs to sell with (ii) the carrying value of each loan.  Due to the unique nature of each individual property collateralizing the Trust’s loans, the Trust uses the income approach through internally developed valuation models to estimate the fair value of the collateral.  This approach requires the Trust to make significant judgments with respect to discount rates and the timing and amounts of estimated future cash flows which are considered Level 3 inputs in accordance with the accounting guidance of fair value measurements.

The following table summarizes the Trust’s loans receivable at March 31, 2010 and December 31, 2009 (in thousands):

				Carrying Amount (1)
Property	Location	Interest Rate	Maturity	March 31, 2010	December 31, 2009

180 North Michigan (2) (3)	Chicago, IL	8.5%	May 2016	$805	$717
160 Spear (3)	San Francisco, CA	(4)	June 2012	4,724	4,281
160 Spear – Mezzanine (3)	San Francisco, CA	15.0%	June 2012	1,817	1,212
Siete Square (5)	Phoenix, AZ	(6)	June 2012	2,487	5,505
Beverly Hilton (3)	Beverly Hills, CA	Libor + 1.74%	August 2010	5,911	5,384
Wellington Tower (3)	New York, NY	6.79%	July 2017	2,383	2,364
Metropolitan Tower (3)	New York, NY	Libor + 1.5%	Nov 2010	7,389	6,638
				$25,516	$26,101

(1)
The carrying amount includes accrued interest of $192 and $197 at March 31, 2010 and December 31, 2009, respectively, and accretion of discount of $2,762 and $1,021 at March 31, 2010 and December 31, 2009, respectively.

(2)	Represents tenant improvement and capital expenditure loans.
(3)
The Trust has determined that these loan receivables were deemed to be variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support.  The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance nor does it have the obligation to absorb the losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4)
The Trust holds a B Note in this loan.  Interest on the B Note equals the difference between (i) interest on the entire outstanding loan principal balance ($73,796 at March 31, 2010) at a rate of 6.48215% per annum less (ii) interest payable on the outstanding principal balance of the A Note ($35,000 at March 31, 2010) at a rate of 9.75% per annum.  As a result, the effective yield on the Trust’s $3,410 cash investment is 40.8%.

(5)	The carrying value at March 31, 2010 reflects the Trust’s sale of the $3,000 Sub-Participation A Note.
(6)
The Trust holds a B Note in this loan.  Interest on the B Note equals the difference between (i) interest on the entire outstanding loan principal balance ($7,219 at March 31, 2010) at a rate of 9.8375% per annum less (ii) interest payable on the outstanding principal balance of the A Note ($3,000 at March 31, 2010) at a rate of 8.0% per annum.  As a result, the effective yield on the Trust’s $2,460 cash investment is 19.4%.

There was no provision for loan loss recorded during the three months ended March 31, 2010.  During the three months ended March 31, 2009, the Trust recorded a provision for loan loss of $428 related to loans on several properties in the Marc Realty portfolio.

For the three months ended March 31, 2010, the Trust recorded discount accretion into interest income of $1,741,000.  There was no discount accretion for the three months ended March 31, 2009.

For the three months ended March 31, 2010 and 2009, the Trust did not recognize any interest income on impaired loans subsequent to the date of their impairment.  Cash payments received on impaired loans were classified as cost recovery.  There were no cash payments received on impaired loans for the three months ended March 31, 2010.  As of March 31, 2009, the Trust received $9,000 which was recorded as a cash recovery on impaired loans.

6.	Securities

Available for Sale Securities

Available for sale securities at March 31, 2010 are summarized in the table below (in thousands):

	Cost	Unrealized Losses in Other Comprehensive Income	Unrealized Gains in Other Comprehensive Income	Impairment	Fair Value

Preferred shares	$204	$-	$6	$-	$210

Available for sale securities at December 31, 2009 are summarized in the table below (in thousands):

	Cost	Unrealized Losses in Other Comprehensive Income	Unrealized Gains in Other Comprehensive Income	Impairment	Fair Value

Preferred shares	$204	$(1)	$-	$-	$203

Net unrealized gain on available for sale securities in the amount of $7,000 for the three months ended March 31, 2010 and in the amount of $2,000 for the three months ended March 31, 2009 have been included in other comprehensive income.

Securities Carried at Fair Value

Securities carried at fair value are comprised of debentures, preferred shares, and common shares for which the Trust has elected the fair value option.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Securities carried at fair value at March 31, 2010 are summarized in the table below (in thousands):

	Cost	Fair Value

Debentures	$12,183	$17,510
Preferred shares	14,641	26,419
Common shares	1,223	1,599
	28,047	45,528

Loan securities	1,661	1,048
	$29,708	$46,576

For the three months ended March 31, 2010, the Trust recognized an unrealized gain on securities carried at fair value of $1,927,000.

Securities carried at fair value at December 31, 2009 are summarized in the table below (in thousands):

	Cost	Fair Value

Debentures	$13,597	$18,794
Preferred shares	14,231	23,950
Common shares	8,234	9,650
	36,062	52,394

Loan securities	1,661	1,661
	$37,723	$54,055

During the three months ended March 31, 2010 and March 31, 2009, securities were sold for total proceeds of approximately $11,407,000 and $6,967,000, respectively.  The Trust recognized a net realized gain of $695,000 on the sale of these securities during the three months ended March 31, 2010.  The Trust recognized a gross realized loss of $87,000 on the sale of these securities during the three months ended March 31, 2009.  The Trust utilizes the specific identification method for calculating gain or loss on the sale of securities.

7.	Preferred Equity Investments – Marc Realty

The Trust recognized earnings from preferred equity investments of $83,000 for the three months ended March 31, 2010 and $1,015,000 for the three months ended March 31, 2009.  The results for the three months ended March 31, 2010 reflect the effects of the restructuring of the preferred equity investment with Marc Realty.   Effective with the third quarter of 2009, 12 of the investments with Marc Realty were deemed to be equity investments for which the Trust began recognizing its pro-rata share of income or loss subsequent to June 30, 2009.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Equity Investments

The Trust’s equity investments consist of the following at March 31, 2010:.

Investment Group (1)	Equity Investment	Nominal % Ownership (2)	Equity Investment March 31, 2010	Equity Investment December 31, 2009
			(in thousands)
Marc Realty (3)	8 South Michigan LLC	50%	$6,976	$6,859
Marc Realty (3)	11 East Adams Street LLC	49%	2,971	2,963
Marc Realty (3)	29 East Madison Street LLC	50%	7,766	7,750
Marc Realty (3)	Michigan 30 LLC	50%	12,008	11,881
Marc Realty (3)	High Point Plaza LLC	50%	6,023	5,986
Marc Realty (3)	Brooks Building LLC	50%	7,288	7,346
Marc Realty (3)	1701 Woodfield LLC	50%	1,534	1,582
Marc Realty (3)	River Road LLC	50%	4,099	4,075
Marc Realty (3)	3701 Algonquin Road LLC	50%	2,958	2,827
Marc Realty (3)	Enterprise Center LLC	50%	3,167	3,094
Marc Realty (3)	900 Ridgebrook LLC	50%	1,733	1,661
Marc Realty (3)	Salt Creek LLC	50%	1,547	1,536
Sealy	Sealy Northwest Atlanta Partners LP	60%	3,014	3,189
Sealy	Sealy Airpark Nashville GP	50%	4,305	4,618
Sealy	Sealy Newmarket GP LLC	68%	7,621	7,840
Concord	Lex-Win Concord LLC	50%	-	-
			$73,010	$73,207

(1)
The Trust has various venture partners which it refers to as investment groups for purposes of explaining its equity investments. Further detail is provided for the equity investments under their respective investment group headings below.

(2)	The Trust has determined that all of the Marc Realty equity investments and the investment in Lex-Win Concord LLC are VIEs.
(3)	Upon a capital transaction, the Trust will receive 45% of any remaining proceeds after a return of investment plus 9% thereon to both the Trust and Marc Realty.

The following table reflects the activity of the Trust’s equity investments for the three months ended March 31, 2010 (in thousands):

	Marc Realty Ventures	Sealy Ventures	Lex-Win Concord LLC	Total

Balance at December 31, 2009	$57,560	$15,647	$-	$73,207
Equity in income (loss)	76	(603)	-	(527)
Contributions	920	-	-	920
Distributions/capital returns	(486)	(104)	-	(590)
Balance at March 31, 2010	$58,070	$14,940	$-	$73,010

Marc Realty

On July 1, 2009, the Trust restructured certain of its existing investments with Marc Realty and reclassified 12 investments from preferred equity investments to equity investments.  In addition, any tenant improvement and capital expenditure loans to these properties were reclassified from loans receivable to equity investments.

The restructuring of each of the Marc Realty investments was considered to be a reconsideration event under FASB’s consolidation guidance due to the material change in the agreements and the exchange of consideration between Marc Realty and the Trust. As a result of the reconsideration, the Marc Realty equity investments were deemed to be variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support.  As a result of the existence of certain provisions in the operating agreements identifying the Trust and Marc Realty as related parties, the Trust determined that Marc Realty, as the primary decision maker and manager of the operating properties, is considered to be most closely aligned with the business and is the primary beneficiary of the VIEs.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Although the legal structure of the investments with Marc Realty is as loans, the characteristics of both the mezzanine loans and the tenant improvement and capital expenditure loans indicate that equity method accounting is most appropriate.  The Trust is entitled to residual proceeds from capital transactions and net operating cash flows, both of which are typical of an equity investment.  The Trust's level of participation also supports venture accounting treatment.  There are also provisions in the agreements for future funding of additional tenant improvement and capital expenditure loans for which both parties will fund in accordance with their effective equity percentages.  The additional funding will be used to fund either capital expenditures or operating losses, as necessary, which can be viewed akin to capital contributions.

As a result, effective with the third quarter of 2009, the investments with Marc Realty are deemed to be equity investments for which the Trust recognizes its pro-rata share of income or loss on 12 separate equity investments. The Trust recorded net income from the 12 equity investments of $76,000 for the three months ended March 31, 2010.  Additionally, the Trust received cash distributions of $486,000 from the investments during the three months ended March 31, 2010.

The combined summarized balance sheets of the Trust’s Marc Realty venture investments are as follows (in thousands):

	March 31, 2010	December 31, 2009
ASSETS
Real estate, net	$174,222	$174,310
Cash and cash equivalents	723	1,100
Receivables and other assets	24,221	25,287
Total Assets	$199,166	$200,697

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage and notes payable	$94,300	$94,969
Other liabilities	10,716	12,722
Members’ Capital	94,150	93,006
Total Liabilities and Members’ Capital	$199,166	$200,697

Trust’s share of equity	$47,079	$46,497
Basis differentials (1)	13,491	13,563
Other-than-temporary impairment	(2,500)	(2,500)
Carrying value of the Trust’s investments in the equity investments	$58,070	$57,560

(1)
This amount represents the aggregate difference between the Trust’s historical cost basis and the basis reflected at the equity investment level, which is typically amortized over the life of the related assets and liabilities.  The basis differentials are the result of other-than-temporary impairments at the investment level and a reallocation of equity at the venture level as a result of the restructuring.  In addition, certain acquisition, transaction and other costs incurred by the Trust are not reflected in the net assets at the equity investment level.

The combined summarized statements of operations of the Trust’s Marc Realty venture investments are as follows (in thousands):

For the Three Months Ended March 31, 2010

Total revenue	$10,067
Expenses
Operating	4,300
Interest	1,152
Real estate taxes	1,482
Depreciation and amortization	2,339
Other expense	496

Total expenses	9,769
Net income	$298

Trust’s share of net income	$148
Amortization of basis differential	(72)
Income from equity investments	$76

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sealy

As of March 31, 2010, the Trust owns between 50-68% of three office flex parks located in southeastern United States together with its venture partner, Sealy & Co., Ltd. (“Sealy”), a real estate investment and operating company headquartered in Dallas, Texas and Shreveport, Louisiana.

The combined summarized balance sheets of the Sealy venture equity investments are as follows (in thousands):

	March 31, 2010	December 31, 2009

ASSETS
Real estate, net	$152,115	$153,565
Cash and cash equivalents	1,455	971
Receivables and other assets	13,996	14,658
Total Assets	$167,566	$169,194

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$139,750	$139,750
Other liabilities	2,987	3,373
Members’/Partners’ equity	24,829	26,071
Total Liabilities and Members’/Partners’ Equity	$167,566	$169,194

Carrying value of the Trust’s investments in the equity investments	$14,940	$15,647

The combined summarized statements of operations of the Sealy venture equity investments are as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009

Total revenue	$4,370	$4,443
Expenses
Operating	957	660
Real estate taxes	447	491
Interest	2,058	2,051
Depreciation and amortization	1,712	1,848
Other expense	228	245

Total expenses	5,402	5,295
Net loss	$(1,032)	$(852)

Trust’s share of net loss	$(603)	$(482)

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Lex-Win Concord LLC – “Concord”

At June 30, 2009, the Trust wrote down its investment in Concord to zero and recognized an impairment loss of $31,670,000 primarily as a result of the fair value of its share of Concord’s net asset value being less than zero.

Concord is in violation of certain debt covenants to its lenders for the period ended March 31, 2010 as a result of the continued deterioration of the value of its assets and cumulative operating losses as indicated above. Concord’s debt is non-recourse to the Trust and Concord’s lenders’ sole recourse with respect to defaults is limited to the value of Concord’s assets collateralized by the debt. The lenders do not have recourse against the Trust’s assets.

On May 22, 2009, a wholly-owned subsidiary of Inland American Real Estate Trust, Inc. (“Inland”) filed a legal action against Concord generally seeking changes to the organization documents, declarations that Inland is not required to make any additional capital contributions and that Inland should not be required to satisfy the May 11, 2009 capital call made by Concord in the amount of $24,000,000.  The Trust believes that Inland’s claims are without merit.  Concord filed counterclaims against Inland which state, in general, that Inland is in material breach of the their agreements with Concord and Concord will seek to recover all losses incurred by it as a result of such breach.

On December 21, 2009, the applicable parties and certain of their affiliates entered into a settlement agreement to resolve the action which would provide for, among other things, no obligation on any of the parties to make additional capital contributions to Concord, the allocation of distributions equally among Inland, Lexington, and the Trust and the formation of a new entity to be owned by subsidiaries of Inland, Lexington and the Trust which, under certain circumstances, would contribute assets to CDO-1.  The implementation of the settlement agreement is conditioned on certain events including the ability of certain CDO-1 bonds held by Concord Debt Funding Trust, a subsidiary of Concord, to be cancelled.

CDO-1 has brought an action in the Delaware Court of Chancery seeking declaratory relief that the bonds held by Concord Debt Funding Trust may be cancelled and no longer remain outstanding.  If the bonds remain outstanding obligations, CDO-1 will not satisfy certain of its par value tests resulting in interest payments and distributions on certain of the CDO-1 bonds being used instead to redeem the most senior class of CDO-1 bonds, thereby reducing the cash flow to Concord Debt Funding Trust from CDO-1. The parties in the action brought cross summary judgment motions which were heard on April 21, 2010. It is anticipated that a ruling will be received from the court during the second quarter.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The summarized consolidated balance sheets of Lex-Win Concord are as follows (in thousands):

	As of March 31, 2010	As of December 31, 2009
Condensed Consolidated Balance Sheets

ASSETS

Cash and restricted cash	$9,608	$26,116
Real estate debt investments, net of loss allowance	444,403	447,270
Real estate debt investments held for sale	10,000	66,311
Available for sale securities, net	98,088	83,977
Other assets	7,932	10,834

Total assets	$570,031	$634,508

LIABILITIES AND MEMBERS’ CAPITAL

Repurchase agreements	$78,630	$135,064
Revolving credit facility	53,829	58,850
Collateralized debt obligations	347,525	347,525
Contingent collateral support obligation	9,875	9,757
Sub-participation obligation	4,500	4,500
Accounts payable and other liabilities	15,390	14,198

Non-controlling redeemable preferred interest	8,192	5,720

Members’ Capital	104,299	113,928
Accumulated other comprehensive loss	(52,314)	(55,148)
Non-controlling interest	105	114

Total Liabilities and Members’ Capital	$570,031	$634,508

Trust’s share of equity	$25,993	$29,390
Basis differential (1)	(25,993)	(29,390)
Carrying value of the Trust’s investment in Concord	$-	$-

(1)
At March 31, 2010, this amount represents other-than-temporary impairments recognized by the Trust of $68,213 adjusted for suspended losses of $16,063 and accumulated other comprehensive losses of $26,157.  At December 31, 2009, this amount represents other-than-temporary impairments recognized by the Trust of $68,213 adjusted for suspended losses of $11,249 and accumulated other comprehensive losses of $27,574.

The summarized consolidated statements of operations of Lex-Win Concord are as follows (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Condensed Consolidated Statement of Operations

Interest and other income	$7,107	$12,525
Interest expense	(3,607)	(4,632)
Impairment loss on available for sale securities	(2,628)	(881)
Provision for loss allowance on real estate debt investments	(5,600)	(2,500)
Impairment loss on real estate debt investments held for sale	-	(36,908)
Realized loss on sale of investments	(1,254)	-
Contingent collateral support expense	(118)	-
General and administrative	(1,054)	(1,089)

Consolidated net loss	(7,154)	(33,485)

Income attributable to non-controlling redeemable preferred interest	(2,472)	(1,874)
Income attributable to non-controlling interest	(3)	(3)

Net loss attributable to Concord	$(9,629)	$(35,362)

Trust’s share of net loss	$(4,814)	$(17,681)
Suspended Loss	4,814	-

Loss from equity investment	$-	$(17,681)

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $214,977,000 and $216,767,000 at March 31, 2010 and December 31, 2009, respectively.  The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at March 31, 2010 and December 31, 2009 are summarized as follows:

	Maturity	Spread Over LIBOR/Prime	Interest Rate at March 31, 2010	Balance at March 31, 2010	Balance at December 31, 2009
				(in thousands)
Fixed Interest Rate:
Amherst, NY	October 2013	—	5.65%	$16,423	$16,526
Indianapolis, IN	April 2015	—	5.82%	4,298	4,317
Houston, TX	April 2016	—	6.39%	63,035	63,869
Andover, MA	March 2011	—	6.60%	6,233	6,266
S. Burlington, VT	March 2011	—	6.60%	2,671	2,686
Chicago, IL	March 2016	—	5.75%	21,043	21,118
Lisle, IL	June 2016	—	6.26%	24,099	24,176
Lisle, IL	March 2017	—	5.55%	5,600	5,600
Orlando, FL	July 2017	—	6.40%	39,020	39,148
Chicago, IL	April 2012	—	6.00%	9,100	9,300

Variable Interest Rate:
Various (1)	June 2010	LIBOR+1.75%	(2)	23,455	23,761
				$214,977	$216,767

(1)	The loan payable to KeyBank (“the KeyBank Loan”) is collateralized by 14 properties and the Trust has one remaining one-year option to extend this loan.
(2)	The Trust entered into an interest rate swap agreement in the notional amount of $23,000, effectively converting the floating interest rate to a fixed rate of 2.8% through June 2010.

The fair value of the Trust’s mortgage loans payable are less than their current carrying amounts by $20,926,000 at March 31, 2010 and $25,704,000 at December 31, 2009.

10.	Revolving Line of Credit

The Trust has a line of credit with KeyBank pursuant to which the Trust can borrow on a revolving basis up to $35,000,000.  The revolving credit line matures December 16, 2010 with the option of the Trust to extend the term for an additional year.  Amounts borrowed under the credit facility bear interest at LIBOR plus 3.0%.  To the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 2.25%.

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2010 and December 31, 2009, there were no amounts outstanding under the facility.  The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $22,000 for each of the three months ended March 31, 2010 and 2009.

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

The effective portion of changes in fair value of the interest rate swap designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three months ended March 31, 2010 and 2009, the interest rate swap was used to hedge the variable cash flows associated with existing variable-rate debt.  The Trust also assesses and documents, both at the hedging instruments inception and on an ongoing basis, whether the derivative instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item.  The Trust has recorded changes in fair value related to the effective portion of its interest rate swap contracts designated and qualifying as cash flow hedges totaling $40,000 and $176,000 of increased interest expense for the three months ended March 31, 2010 and 2009, respectively.

The table below presents information about the Trust’s interest rate swaps at March 31, 2010 (dollars in thousands):

Maturity	Swap Rate	Notional Amount of Hedge		Cost of Hedge	Estimated Fair Value of Swap in Other Comprehensive Income	Unrealized Gain on Settled Swap in Other Comprehensive Income	Change in Swap Valuations Included in Other Comprehensive Income For the Three Months Ended March 31, 2010

June 2010	1.05%	$23,000	(1)	$-	$(44)	$-	$40

(1)
In connection with the KeyBank Loan extension, the Trust was required to provide interest rate protection through the maturity of the extension (June 30, 2010).  The Trust obtained an interest rate swap with a $23,000 notional amount that will effectively convert the interest rate on the KeyBank Loan from a floating rate of LIBOR plus 1.75% to a fixed rate of 2.8%.

12.	Common Shares

The following table sets forth information relating to sales of Common Shares during the three months ended March 31, 2010:

Date of Issuance	Number of Shares Issued	Price per Share	Type of Offering

1/15/10	47,385	$12.73	DRIP(1)

(1)         The Trust’s Dividend Reinvestment and Stock Purchase Plan.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	Discontinued Operations

In November 2009 the tenant at the Trust’s Athens, Georgia retail property notified the Trust that it was exercising its right to purchase the property at the expiration of the current lease term.  In accordance with the lease, the purchase price will be equal to the fair market value of the property at the time of sale.  Both the Trust and the tenant have engaged independent third parties to determine the fair market value of the property.  The Trust anticipates that the sale will be consummated on or before October 31, 2010, the current lease expiration date.

In August 2009 the First District Court of Wyandotte County, Kansas, appointed a receiver to operate and manage the Trust’s apartment complex in Kansas City, Kansas commonly referred to as Creekwood Apartments.  In October 2009 a notice of foreclosure was issued on behalf of the first mortgage holder.  The property was foreclosed in December 2009.

14.	Commitment and Contingencies

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

During the first quarter of 2010, the Trust exercised its option to acquire the land underlying six of the properties currently ground leased by the Trust and which are leased to The Kroger Co.  The consummation of the acquisition of the six land parcels is expected to occur in the fourth quarter of 2010 at an aggregate purchase price of approximately $4,209,000.

15.	Related-Party Transactions

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

Winthrop Management

Winthrop Management L.P. (“Winthrop Management”), an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Pursuant to the terms of the property management agreement, Winthrop Management receives a property management fee equal to 3% of the monthly revenues on the properties it manages.

The following table sets forth the fees and reimbursements paid by the Trust for the three months ended March 31, 2010 and 2009 to FUR Advisors and Winthrop Management (in thousands):

	For the Three Months Ended
	2010		2009

Asset Management (1)	$1,024	(3)	$781	(4)
Property Management (2)	59		67
Construction Management (2)	-		3
	$1,083		$851

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Payable to FUR Advisors in accordance with the terms of the Advisory Agreement.
(2)	Payable to Winthrop Management in accordance with the terms of the Advisory Agreement.
(3)	Before WRP Sub-Management LLC credits of $52.
(4)	Before WRP Sub-Management LLC credits of $69.

Base Management Fee

Effective January 1, 2010, the Advisory Agreement was amended so that the determination of the issuance price of Common Shares reverted back to the pre 2009 definition.  This change will result in an increase to the annual advisory fee payable to the Advisor of approximately $2,100,000, which increase will be phased in with 54% of the increase being paid during 2010 and then 100% of the increase being paid commencing in 2011.

16.	Business Segments

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

The operating properties segment includes all of the Trust’s wholly and partially owned operating properties.  Prior to July 1, 2009, the loan assets segment includes all of the Trust’s activities related to real estate loans, which consisted primarily of the Trust’s investment in Lex-Win Concord LLC and its tenant improvement and capital expenditure loans to properties in the Marc Realty portfolio.  As of July 1, 2009, in conjunction with the restructuring of its preferred equity investment in Marc Realty, the Trust’s preferred equity investments and tenant improvement and capital expenditure loans in the Marc Realty portfolio are now classified as equity investments and are included in the operating properties segment.  The REIT securities segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies.  In addition to its three business segments, the Trust reports non-segment specific income and expense under corporate income (expense).

The following table summarizes the Trust’s assets by business segment for the periods ended March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009

Operating properties	$313,866	$313,682
Loan assets	30,556	31,774
REIT securities	45,738	52,597
Corporate
Cash and cash equivalents	76,591	66,493
Other	25,502	28,646
Total Assets	$492,253	$493,192

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense.  Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).  The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three months ended March 31, 2010 and March 31, 2009 (in thousands):

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Operating Properties
Rents and reimbursements	$9,520	$10,655
Operating expenses	(1,959)	(1,859)
Real estate taxes	(720)	(673)
Equity in loss of Sealy Northwest Atlanta	(175)	(38)
Equity in loss of Sealy Airpark Nashville	(209)	(258)
Equity in loss of Sealy Newmarket	(219)	(186)
Equity in income of Marc Realty investments	76	-
Net operating income	6,314	7,641

Depreciation and amortization expense	(2,362)	(2,851)
Interest expense	(3,193)	(3,472)
Operating properties net income	759	1,318

Loan Assets
Interest	2,463	378
Equity in earnings of preferred equity investment of Marc Realty	83	1,015
Equity in loss of Lex-Win Concord	-	(17,681)
Provision for loss on loans receivable	-	(428)
Net operating income (loss)	2,546	(16,716)

General and administrative expense	(10)	-
Loan assets net income (loss)	2,536	(16,716)

REIT Securities
Interest and dividends	747	1,374
Gain (loss) on sale of securities carried at fair value	695	(87)
Unrealized gain (loss) on securities carried at fair value	1,927	(11,148)
Net operating income (loss)	3,369	(9,861)

Interest expense	-	(75)
REIT securities net income (loss)	3,369	(9,936)

Net Income (Loss)	6,664	(25,334)

Reconciliations to GAAP Net Income (Loss):

Corporate Income (Expense)
Interest income	37	72
Interest expense	(459)	(728)
Gain on extinguishment of debt	-	5,237
General and administrative (1)	(1,899)	(1,442)
State and local taxes	(15)	(50)

Income (loss) from continuing operations before non-controlling interest	4,328	(22,245)
Non-controlling interest	(245)	(171)
Income (loss) from continuing operations attributable to Winthrop Realty Trust	4,083	(22,416)

Income (loss) from discontinued operations attributable to Winthrop Realty Trust	122	(17)

Net Income (Loss) Attributable to Winthrop Realty Trust	$4,205	$(22,433)

Capital Expenditures
Operating properties	$627	$295

(1)       After credits – See Note 16.

17.	Variable Interest Entities

Consolidated Variable Interest Entities

The lease agreement executed on the Andover, Massachusetts property gives the tenant an option to purchase the building for a fixed price of $10,500,000. The option is exercisable at the tenant's discretion at any point during the lease term.  As a result of the fixed price purchase option contained in this lease agreement, the Trust has determined that its Andover, Massachusetts property is a variable interest entity for which the Trust is the primary beneficiary since it has the power to direct activities that most significantly impact the economics of the property.

The carrying amounts of the Trust's Andover property include building of $4,774,000, lease intangibles of $1,598,000 and mortgage debt of $6,233,000. Prior to the execution of the lease agreement, the Andover property was not considered a VIE but it has been consolidated since its acquisition.  For this reason, no gain or loss has been recognized in connection with the Trust's determination that it is the primary beneficiary of the VIE.

Variable Interest Entities Not Consolidated

Equity method investments

Lex-Win Concord LLC – The Trust has a 50% equity interest in Lex-Win Concord LLC (“Lex-Win”). The Trust has determined that Lex-Win is a VIE because the equity investment at risk is not sufficient for Lex-Win to finance its activities without additional subordinated financial support.

Lexington Realty Trust and the Trust, two of the variable interest holders, hold identical 50%/50% membership interests.  By design and in practice, they share equally in the economics and the decision-making. Further, Lexington and the Trust, which are otherwise unrelated parties, each have 50% of the voting rights of the equity of Lex-Win and each represents 50% of the boards and committees making decisions with respect to the entity. An affiliate of FUR advisors is responsible for day-to-day administration and operations of Lex-Win, decisions that most significantly impact the entity’s economic performance are jointly decided through their voting interests and equal board/committee representation. Lexington and the Trust are deemed to have shared power, such that neither party is considered to have the power to direct the activities of the VIE.  In addition, there is no principal agency relationship through transfer restrictions that would indicate a primary beneficiary exists as noted above.

At March 31, 2010, the carrying value of the Trust’s investment in Lex-Win is zero. The Trust does not have the current intent to provide financial or other support to Lex-Win and the obligations of Lex-Win are non-recourse to the Trust. The Trust has always accounted for its investment in Lex-Win as an equity method investment.

Marc Realty Equity Investment – The Trust has concluded that the 12 Marc Realty equity investments are variable interests in variable interest entities.  This assessment is primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support.

While the Trust maintains certain protective rights under the terms of the agreements governing the Marc Realty investments, the power to direct the activities that most significantly impact the economics of the Marc Realty investments is vested in Marc Realty as the managing member.  As such, management has concluded that the Trust is not the primary beneficiary of these Marc Realty investments.  The Trust's investment in the Marc Realty equity investments at March 31, 2010 was $58,070,000.

Loans receivable and loan securities

The Trust has reviewed its loans receivable and loan securities and certain of these assets have been identified as variable interests in a VIE because the equity investment at risk is not considered sufficient for the entity to finance its activities without additional subordinated financial support.  The Trust does not, however, currently have the power to direct the activities of the ventures collateralizing its loans receivable and loan securities.  For this reason, management believes that it does not control, nor is it the primary beneficiary of these ventures. Accordingly, the Trust accounts for these investments under the guidance for loans and real estate debt investments.

18.	Subsequent Events

In April 2010, the Trust notified KeyBank of its intent to exercise its one-year option to extend the KeyBank loan through June 2011.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Forward Looking Statements” and “Item IA - Risk Factors,” as well as our other filings with the SEC. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of operations include a discussion of our unaudited consolidated financial statements and footnotes thereto for the three months ended March 31, 2010 as compared with the three months ended March 31, 2010. These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

We operate in three strategic business segments: (i) operating properties; (ii) loan assets; and (iii) REIT equity and debt securities. We acquire assets through direct ownership as well as through strategic alliances and ventures.  Our primary sources of income are: rental income and tenant recoveries from leases of our operating properties; interest income and discount accretion from our loan assets; and interest and dividend income and appreciation from our investments in REIT securities.

Economic Conditions

There is an obvious contradiction between reports of upside improvement in the economy and real time economic data relating to commercial real estate.  While we are optimistic and see prospects in the current market, we do not expect real estate fundamentals to materially improve this year.  We believe that capitalization rates will ultimately revert back to historic levels and real estate pricing will trend downward more accurately reflecting its current and near term operating fundamentals. We expect that excessive leverage, reduced liquidity and a reappraisal of value by institutional lenders will create ongoing investment opportunity not presented by the current lender policies. Consequently, we intend to continue to be patient and invest prudently in 2010 and pursue opportunities when we see them.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

Debt Maturities

At March 31, 2010, our balance sheet contains liquid assets consisting of cash and cash equivalents, securities carried at fair value and available for sale securities aggregating $122,329,000.  During 2010 we have no debt maturing other than the loan which is collateralized by 14 properties and which we have the right to extend for one year.  In April 2010, we notified the lender of our intent to exercise our one-year option to extend the loan through June 2011.

We continually evaluate our debt maturities and, based on our current assessment, we believe there are viable financing and refinancing alternatives that will not materially adversely impact our liquidity or our expected financial results.

Financing Arrangement Activities

Consolidated Operating Properties – In March 2010 we obtained a two year extension of a $9,300,000 mortgage loan on our River City property. The maturity date was extended to April 28, 2012 and the terms of the extension require monthly payment of interest only at a fixed rate of 6% through March 2011, increasing to 6.25% through maturity. The extension was subject to a $200,000 principal payment which was made in March 2010 and requires an additional $200,000 principal payment on March 28, 2011.

Equity Investments – During the quarter ended March 31, 2010 we extended all of the debt maturing in 2010 on our equity investments. Three mortgage loans secured by four Marc Realty properties with an aggregate outstanding balance of approximately $29,079,000 were refinanced. One mortgage loan, in the amount of $5,500,000 was extended through 2011 at its existing terms. The remaining two mortgage loans amounting to $23,579,000 were extended through February 2013 at Libor + 2.75% with a minimum rate of 4.25%. The refinancing of the mortgage loans also required a $1,300,000 principal payment which was made in April 2010.

Line of Credit – Our $35,000,000 revolving line of credit which has no outstanding balance at March 31, 2010 matures in December 2010. We have one option to extend the term of this facility for an additional year.

Preferred Shares – In March 2010 an investor converted 400,000 Series C Preferred Shares into 714,400 Common Shares.  As a result, as of March 31, 2010, we had outstanding 852,000 Series B-1 Preferred Shares and 144,000 Series C Preferred Shares which, if not previously converted, we are required to redeem in February 2012 at a price of $25 per share.

Comparability of Financial Data from Period to Period

The comparability of financial data from period to period is affected by several items including 1) the timing of our property acquisitions and leasing activities, 2) the purchases and sales of assets and investments, 3) taking material other-than-temporary impairment losses on assets in our portfolio and 4) the reclassification of assets.  In this regard, the comparability of financial results for the current periods were impacted by the write-down of our investment in Lex-Win Concord during the second quarter of 2009 and the reclassification of certain Marc Realty assets from an aggregated preferred equity investment to 12 individual common equity investments as of July 1, 2009.

Operating Properties

During 2010 we expect that our operating property portfolio, which consists of 39 properties containing 8.3 million square feet, will continue to be faced with leasing and expense containment issues effecting commercial real estate nationally.

During the quarter ended March 31, 2010 we made no acquisitions or dispositions of operating properties.  The current economy has slowed our transactional activity as it relates to the acquisition and sale of real estate assets which we expect to continue to be restricted in the near term.

Consolidated Operating Properties - During the quarter ended March 31, 2010 there was significant positive leasing activity. Our 554,000 square foot Jacksonville, Florida property which was vacant much of 2009 has been leased up under a long term lease to a credit-worthy tenant.  Similarly, our properties in Andover, Massachusetts and Burlington, Vermont with expiring contracts have been fully re-leased, Andover with a new tenant for 93,000 square feet through September 2022 and Burlington through the renewal of an existing sub-tenant for 56,000 square feet through January 1, 2015, leaving us with 96.1% occupancy on our consolidated assets.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

In October 2009 Kroger notified us of its intention not to exercise its renewal option on five buildings containing 229,000 square feet which they lease from us.  The leases for these properties will expire in October 2010 and we are aggressively marketing these properties for lease or sale.

Our 1,008,000 square foot property located in Churchill, Pennsylvania is under lease through December 2010.  The property requires significant capital improvements which we believe to be the tenant’s responsibility under the terms of the lease.  Based on the current developments on this property we recorded impairment losses in 2009 as required under relevant accounting guidance. Due to our inability to reach resolution with CBS Corporation and Viacom, Inc., the obligors of the lease at our Churchill, Pennsylvania property, as to their collective restoration obligations relating to the severe disrepair of the property, we have advised CBS and Viacom that we will be seeking damages in excess of $29,000,000 in view of the year-end lease termination.

Assets Held for Sale - Operating Property - In 2009 the tenant at our Athens, Georgia retail property notified us that it was exercising its right to purchase the property at the expiration of the current lease term.  In accordance with the lease, the purchase price will be equal to the fair market value of the property at the time of sale.  We and the tenant have each engaged independent third parties to determine the fair market value of the property.  We are awaiting the results of the appraisal process and anticipate that the sale will be consummated on or before October 31, 2010, the current lease expiration date.

Equity Investments in Operating Properties

Sealy - As of March 31, 2010, we held equity interests in three real estate ventures with Sealy & Co which have an aggregate of approximately 2.1 million rentable square feet consisting of 18 office/flex buildings and 13 light distribution and service center properties. The investment properties are located in Northwest Atlanta, and Atlanta, Georgia and Nashville, Tennessee and had occupancies of 70%, 80% and 86%, respectively, at March 31, 2010.  This compares to occupancy of 84%, 82%, and 88% at March 31, 2009.  The decrease in occupancy at the Northwest Atlanta, Georgia property is the result of the current softening in this market.  The properties are being aggressively marketed for lease.  They continue to generate sufficient cash flow to service debt, meet capital expenditure needs and in 2010, although reporting a loss of $603,000 for the quarter ended March 31, 2010 due primarily to depreciation and amortization, we received cash distributions of $104,000 from operations.

The Sealy properties have $139,750,000 of mortgage debt with no maturities until January 2012.

Marc Realty - As of March 31, 2010, we held 12 equity interests with Marc Realty which consist of an aggregate of approximately 1,977,000 rentable square feet of office and retail space which was 83.5% occupied as compared to 84.1% occupied at December 31, 2009.

Five downtown Chicago properties contain approximately 959,000 rentable square feet of the aggregate Marc Realty portfolio and accounted for $37,009,000 of our March 31, 2010 carrying value.  These five properties had occupancy of 89.2% at March 31, 2010, compared to 93.1% occupancy at March 31, 2009.  They offer significant stability to our overall investment due to their size, locality, tenant composition and consistent results during times of difficult market conditions.  The balance of the portfolio, representing seven properties and $21,061,000 of our March 31, 2010 carrying value, contain approximately 1,018,000 square feet.  This part of the portfolio is located in the Chicago suburbs and was 78.1% occupied at March 31, 2010 compared to 79.6% occupied at March 31, 2009.

The Marc Realty properties are encumbered with $94,300,000 of mortgage debt currently, with no debt maturing in 2010, $29,984,000 maturing in 2011 and the remainder in 2012 or later.

Loan Assets

Our loan asset portfolio as of March 31, 2010 consists of $30,556,000 invested in a combination of whole loans, B-notes and mezzanine loans that are secured by quality assets in major metropolitan cities. These recent 2009 acquisitions exemplify the type of investments that we view as opportunities in this market. The collateral is located in markets that we believe will recover quicker and most dramatically, and the loan assets were priced to yield a return consistent with our expectations in this market. The portfolio generated interest earnings of $2,463,000 for the quarter ended March 31, 2010.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

We have seen increased deal flow through collateralized real estate loans and preferred equity.  Recent market statistics indicate billions of dollars of commercial mortgage-backed securities and collateral debt obligation loans are now in special servicing and there is an expectation that the number will continue to grow.  We expect strong opportunities to invest will emerge when borrowers are unable to refinance loans at maturity and as monetary defaults increase due to reduced rental income.

REIT Securities

We had significant returns from our REIT securities investing after having invested approximately $71,317,000 since the fourth quarter of 2008.  We have tapered off on our investing in REIT equity and debt securities and are now realizing those returns through the sale of the securities.  Accordingly, during the period ended March 31, 2010 we generated net proceeds of approximately $11,407,000 and recorded realized and unrealized gains in the first quarter of $695,000 and $2,540,000 respectively.

Liquidity and Capital Resources

At March 31, 2010, we held $76,591,000 in unrestricted cash and cash equivalents and $45,738,000 in equity and debt REIT securities.  In addition, we had the ability to draw up to $35,000,000 on our revolving line of credit.

We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in the short-term. We anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt securities will provide the necessary capital required for our investment and financing activities.  As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are unable to reinvest all of our operating cash flow and are dependent on raising capital through equity and debt issuances or forming ventures with investors to obtain funds with which to expand our business.

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

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $10,098,000 from $66,493,000 at December 31, 2009 to $76,591,000 at March 31, 2010.

Our cash flow activities for the three months ended March 31, 2010 are summarized as follows (in thousands):

Net cash flow provided by operating activities	$3,871
Net cash flow provided by investing activities	10,785
Net cash flow used in financing activities	(4,558)
Increase in cash and cash equivalents	$10,098

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

Operating Activities

Our operating activities generated net income of $4,450,000 and positive cash flow of $3,871,000 for the three months ended March 31, 2010.  Our cash provided by operations reflects our net income adjusted by: (i) non-cash items of $2,444,000; (ii) $693,000 of distributions from non-consolidated interests; and (iii) a net decrease due to changes in other operating assets and liabilities of $3,716,000.  See our discussion of Results of Operations below for additional details on our operations.

Investing Activities

Cash provided by investing activities of $10,785,000 for the three months ended March 31, 2010 was comprised primarily of the following:

•	$11,407,000 in proceeds from the sale of securities carried at fair value; and
•	$3,000,000 in proceeds from the sale at par value of the Siete Square A Note;

These sources of investing cash flows were offset primarily by:

•	$1,306,000 for purchases of securities carried at fair value;
•	$679,000 for additional loan advances on the 160 Spear property and 180 North Michigan;
•	$920,000 for investment in our Marc Realty equity investments; and
•	$687,000 for investment in capital and tenant improvements at our operating properties.

Financing Activities

Cash used in financing activities of $4,558,000 for the three months ended March 31, 2010 was comprised primarily of the following:

•	$3,311,000 for dividend payments on our Common Shares;
•	$221,000 for dividend payments on our Series C Preferred Shares; and
•	$1,790,000 for mortgage loan repayments.

Dividends

In paying dividends we seek to have our quarterly dividends track recurring cash flow from operations.  While we intend to continue paying dividends each quarter, they will depend on the actual cash flow, financial condition, capital requirements, utilization of available capital losses and net operating loss carryforwards, distribution requirements for REITs under the Internal Revenue Code, and such other factors as our Board of Trustees deem relevant.   Subject to the foregoing, we expect to continue distributing our recurring current cash flow after reserving normal and customary amounts thereby allowing us to maintain our capital.   In addition, when deemed prudent or necessitated by applicable distribution requirements for REITs under the Internal Revenue Code, we may make one or more special distributions during any particular year.

In light of the foregoing, in 2009 we reduced our dividend from $0.325 per share to $0.25 per share for the first three quarters of 2009 and, as a result of the issuance of additional Common Shares during the fourth quarter of 2009 from our rights offering, the proceeds of which have not yet been invested into accretive investments, we reduced the quarterly dividend again to $0.1625 for the fourth quarter of 2009.  This represents our existing budgeted recurring cash flow generated by assets currently owned and excludes any potential future cash flow generated from the investment of the substantial cash and cash equivalents on hand.  Additionally, during a favorable investing environment, we expect that we will utilize our carryforward capital losses to shelter gains from the disposition of our assets so we may use the proceeds for investment.  We expect to continue applying these standards with respect to our dividends on a quarterly basis which could cause the dividends to increase or decrease depending on these various factors.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

We paid a quarterly dividend of $0.1625 per Common Share for the fourth quarter of 2009 in January 2010 and we paid a quarterly dividend of $0.1625 per Common Share for the first quarter of 2010 in April 2010.

We paid a regular quarterly dividend of $0.40625 per Series B-1 Preferred Share and per Series C Preferred Share in the first quarter of 2010.

Results of Operations

Our results are discussed below by business segment:

➢	Operating Properties – our wholly and partially owned operating properties from and after July 1, 2009 our 12 Marc Realty equity investments;
➢	Loan Assets – our senior and mezzanine real estate loans as well as commercial mortgage-backed securities including, prior to July 1, 2009, our Marc Realty venture properties;
➢	REIT Securities – our ownership of equity and debt securities in other real estate investment trusts; and
➢	Corporate – non-segment specific results which include interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our assets by business segment (in thousands):

	March 31, 2010	December 31, 2009

Operating properties	$313,866	$313,682
Loan assets	30,556	31,774
REIT securities	45,738	52,597
Corporate
Cash and cash equivalents	76,591	66,493
Other	25,502	28,646
Total Assets	$492,253	$493,192

Total assets decreased by $939,000, or 0.2%, from $493,192,000 at December 31, 2009 to $492,253,000 at March 31, 2010.  Cash and cash equivalents increased by $10,098,000.  In addition, we experienced decreases of $6,859,000 in REIT securities assets and $1,218,000 in loan assets and $3,144,000 in other assets.  Our operating properties assets remained relatively constant.

The decrease in REIT securities assets was primarily the result of the sale of securities carried at fair value for proceeds of $11,407,000.

The decrease in loan assets was due primarily to the sale of the $3,000,000 Siete Square A Note at par.

The decrease in other assets resulted primarily from a $1,752,000 reduction in restricted cash held in escrow and a $1,314,000 reduction in accounts receivable and prepaid expenses.

Comparison of Three Months ended March 31, 2010 versus Three Months ended March 31, 2009

The following table summarizes our results from continuing operations by business segment for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

Operating properties (1)	$759	$1,318
Loan assets (1)	2,536	(16,716)
REIT securities	3,369	(9,936)
Corporate income (expenses)	(2,336)	3,089
Consolidated income (loss) from continuing operations	$4,328	$(22,245)

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

(1)
As of July 1, 2009, in conjunction with the restructuring of our preferred equity investment in Marc Realty, 12 of our investments in the Marc Realty portfolio are classified as equity investments and are included in the operating properties segment.

Operating Properties

The following table summarizes our results from continuing operations for our operating properties business segment for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

Rents and reimbursements	$9,520	$10,655
Operating expenses	(1,959)	(1,859)
Real estate taxes	(720)	(673)
Equity in loss of Sealy Northwest Atlanta	(175)	(38)
Equity in loss of Sealy Airpark Nashville	(209)	(258)
Equity in loss of Sealy Newmarket	(219)	(186)
Equity in income of Marc Realty investments	76	-
Operating income	6,314	7,641

Depreciation and amortization expense	(2,362)	(2,851)
Interest expense	(3,193)	(3,472)
Net income	$759	$1,318

For purposes of management’s discussion of our results of operations, operating income for each business segment is defined as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense.  Operating income from our operating properties decreased by $1,327,000 over the prior year period.  The decrease was due primarily to:

•
a decrease of $369,000 in rents and reimbursements at our Andover, Massachusetts property due to the expiration of the lease in place at December 31, 2009.  This space has been leased effective March 18, 2010;

•
a decrease of $340,000 in rents and reimbursements from our net lease portfolio due to the reduced rent pursuant to the restructuring and 10-year extension of the lease for our Plantation, Florida property as of April 1, 2009;

•
a decrease of $158,000 in rents and reimbursements at our Jacksonville, Florida property due to the loss of two tenants in 2009 who occupied approximately 80% of the property.  This space has been leased effective February 1, 2010;

•
a decrease of $131,000 in rents and reimbursements from our Lisle, Illinois properties due to an approximate 15% decrease in average occupancy at one of the properties for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009; and

•
a $121,000 increase in losses from our Sealy equity investments due primarily to a $137,000 increase in loss related to our Northwest Atlanta, Georgia office complex which experienced a 3% decrease in occupancy at March 31, 2010 from March 31, 2009.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  We received cash distributions of $104,000 from the Sealy equity investments for the three months ended March 31, 2010.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

Partially offset by:

•
income of $76,000 in 2010 representing our share of operations from our 12 Marc Realty equity investments for the three months ended March 31, 2010.  We received cash distributions of $486,000 from the Marc Realty equity investments during the three months ended March 31, 2010.

Depreciation and amortization expense decreased by $489,000 primarily as a result of values assigned to leases in place at the time of acquisition being fully amortized during 2009.  Interest expenses related to our operating properties decreased by $279,000 primarily as a result of normal amortization of the mortgage loans payable.

Loan Assets

The following table summarizes our results from our loan assets business segment for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

Interest income	$2,463	$378
Equity in earnings of preferred equity investment of Marc Realty	83	1,015
Equity in loss of Lex-Win Concord	-	(17,681)
Provision for loss on loan receivable	-	(428)
Operating income (loss)	2,546	(16,716)

General and administrative expense	(10)	-
Net income (loss)	$2,536	$(16,716)

Operating income from loan assets increased by $19,262,000 from a loss of $16,716,000 for the three months ended March 31, 2009 to income of $2,546,000 for the three months ended March 31, 2010.  The increase was due primarily to:

•
a $17,681,000 reduction in losses recognized on our equity investment in Lex-Win Concord.  Our equity investment in Lex-Win Concord was written down to zero as of June 30, 2009.  We had no income or loss recognition for this investment for the three months ended March 31, 2010; and

•
a $2,085,000 increase in interest income due primarily to $2,444,000 recognized on loan assets acquired in 2009 which was partially offset by a reduction of $348,000 of interest on our tenant improvement and capital expenditure loans related to the Marc Realty investments which are now reported in the operating properties segment as of July 1, 2009;

Partially offset by:

•	a $932,000 decrease in interest earnings from our preferred equity investment in March Realty as a result of the July 1, 2009 restructuring of this investment.

REIT Securities

The following table summarizes our results from our REIT securities business segment for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

Interest and dividends	$747	$1,374
Gain (loss) on sale of securities carried at fair value	695	(87)
Unrealized gain (loss) on securities carried at fair value	2,540	(11,148)
Unrealized loss on loan securities carried at fair value	(613)	-
Operating income (loss)	3,369	(9,861)

Interest expense	-	(75)
Net income (loss)	$3,369	$(9,936)

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

Operating income from REIT securities increased by $13,230,000 from a loss of $9,861,000 for the three months ended March 31, 2009 to income of $3,369,000 for the three months ended March 31, 2010.  The increase was due primarily to:

•	a $13,688,000 increase in unrealized gain on securities carried at fair value; and
•	a $695,000 realized gain on the sale of securities carried at fair value for the three months ended March 31, 2010 as compared to a loss of $87,000 recognized in the same period last year;

Partially offset by:

•	a $627,000 decrease in interest and dividend income primarily due to the sale of certain securities; and
•	a $613,000 unrealized loss on loan securities carried at fair value recognized during the three months ended March 31, 2010.

Corporate

The following table summarizes our results from our corporate business segment for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

Interest income	$37	$72
General and administrative	(1,899)	(1,442)
Interest expense	(459)	(728)
Gain on extinguishment of debt	-	5,237
State and local taxes	(15)	(50)
Operating income (loss)	$(2,336)	$3,089

The decrease in corporate operations for the comparable periods was due primarily to:

•
a $5,237,000 gain on early extinguishment of debt recognized in 2009 resulting from our January 2009 purchase of 917,105 of our Series B-1 Preferred Shares at a discount to their liquidation value; and

•
a $457,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $260,000 and a $146,000 increase in professional fees.  The increase in professional fees was primarily the result of $200,000 in costs incurred in 2010 related to pursuing potential investments;

Partially offset by:

•	a $269,000 decrease in corporate interest expense due to lower aggregate payments in 2010 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2010.

State income taxes were $15,000 and $50,000 for the three months ended March 31, 2010 and 2009, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Discontinued Operations

Discontinued operations consists of our Athens, Georgia retail property where the tenant notified us of its intent to exercise its purchase option at the expiration of the current lease term and our apartment complex in Kansas City, Kansas which was foreclosed in December 2009.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

Income from discontinued operations increased by $139,000 from a loss of $17,000 for the three months ended March 31, 2009 to income of $122,000 for the three months ended March 31, 2010.  The increase was due primarily to an operating loss of $96,000 recognized on the apartment complex in 2009.
The operations of the foregoing properties are classified as discontinued operations for all periods presented.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Issued Accounting Standards

See Item 1. Financial Statements – Note 2.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in market interest rates.  Market interest rates are highly sensitive to many factors beyond our control.  Various financial vehicles exist which would allow management to partially mitigate the potential negative effects of interest rate fluctuations on our cash flow and earnings.

Our liabilities include both fixed and variable rate debt.  As discussed in ITEM 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations, we seek to limit our risk to interest rate fluctuations through match financing on our loan assets as well as through hedging transactions.  In this regard, we entered into the following agreements:

•
We entered into an interest rate swap agreement, with a notional amount of $23,000,000, which commenced December 1, 2009 and will expire June 30, 2010 which effectively converts the interest rate on that portion of principal from a floating rate of 1.75% to a fixed rate of 2.80%.

The fair value of our debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value of $214,977,000 at March 31, 2010 and $216,767,000 at December 31, 2009 by $20,926,000 at March 31, 2010 and $25,704,000 at December 31, 2009.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at March 31, 2010 (in thousands):

	Change in LIBOR(2)
	-0.25%	1%	2%	3%

Change in consolidated interest expense	$(1)	$5	$9	$14
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(19)	77	213	408
(Increase) decrease in net income	$(20)	$82	$222	$422

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty equity investment. The amount does not reflect our equity investment in Concord which has been written down to zero.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

(2)	The one-month LIBOR rate at March 31, 2010 was 0.25%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.  In addition, as of March 31, 2010 and December 31, 2009 our variable rate loan assets with a face value aggregating $32,504,000, for both periods, partially mitigate our exposure to change in interest rates.

Market Value Risk

Our hedge transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract.  The one counterparty of these arrangements is KeyBank at the present time.  We do not anticipate that this counterparty will fail to meet its obligations.  There can be no assurance that we will adequately protect against the foregoing risks and that we will ultimately realize an economic benefit.

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

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: May 10, 2010	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: May 10, 2010	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2010

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
FORM 10-Q MARCH 31, 2010

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