Form 10-Q
period 2010-06-30
Winthrop Realty Trust
filed 2010-08-09
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2010
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

As of August 1, 2010 there were 21,231,888 Common Shares of Beneficial Interest outstanding.

Item 1.  Financial Information

WINTHROP REALTY TRUST
FORM 10-Q – JUNE 30, 2010
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)	(unaudited)
ASSETS
Investments in real estate, at cost
Land	$20,659	$20,659
Buildings and improvements	229,132	228,419
	249,791	249,078
Less: accumulated depreciation	(33,279)	(31,269)
Investments in real estate, net	216,512	217,809

Cash and cash equivalents	37,913	66,493
Restricted cash held in escrows	8,574	9,505
Loans receivable, net	53,395	26,101
Accounts receivable, net of allowances of $430 and $565, respectively	11,870	14,559
Securities carried at fair value	43,754	52,394
Loan securities carried at fair value	4,673	1,661
Available for sale securities, net	-	203
Preferred equity investment	3,951	4,012
Equity investments	82,907	73,207
Lease intangibles, net	23,218	22,666
Deferred financing costs, net	1,366	1,495
Deposits	4,100	-
Assets held for sale	2,180	3,087
TOTAL ASSETS	$494,413	$493,192

LIABILITIES
Mortgage loans payable	$213,375	$216,767
Series B-1 Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference; 852,000 shares authorized and outstanding at June 30, 2010 and December 31, 2009	21,300	21,300
Accounts payable and accrued liabilities	8,670	7,401
Dividends payable	3,481	3,458
Deferred income	38	48
Below market lease intangibles, net	2,514	2,849
TOTAL LIABILITIES	249,378	251,823

COMMITMENTS AND CONTINGENCIES

NON-CONTROLLING REDEEMABLE PREFERRED INTEREST
Series C Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference, 144,000 and 544,000 shares authorized and outstanding at June 30, 2010 and December 31, 2009, respectively	3,221	12,169
Total non-controlling redeemable preferred interest	3,221	12,169

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Common Shares, $1 par, unlimited shares authorized; 21,181,449 and 20,375,483 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	21,181	20,375
Additional paid-in capital	507,440	498,118
Accumulated distributions in excess of net income	(299,584)	(301,317)
Accumulated other comprehensive loss	(73)	(87)
Total Winthrop Realty Trust Shareholders’ Equity	228,964	217,089
Non-controlling interests	12,850	12,111
Total Equity	241,814	229,200
TOTAL LIABILITIES AND EQUITY	$494,413	$493,192

See Notes to Consolidated Financial Statements and refer to Note 17 for information regarding variable interest entities (VIEs) including VIEs for which the Trust is the primary beneficiary.

WINTHROP REALTY TRUST
FORM 10-Q – JUNE 30, 2010
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rents and reimbursements	$9,636	$10,105	$19,156	$20,760
Interest and dividends	3,590	2,214	6,799	3,966
	13,226	12,319	25,955	24,726
Expenses
Property operating	1,822	1,643	3,781	3,502
Real estate taxes	340	621	1,060	1,294
Depreciation and amortization	2,434	2,634	4,796	5,485
Interest	3,666	4,301	7,317	8,576
Provision for loss on loans receivable	-	1,724	-	2,152
General and administrative	1,916	1,875	3,825	3,317
State and local taxes	85	147	100	197
	10,263	12,945	20,879	24,523
Other income (loss)
Earnings (loss) from preferred equity investments	85	(3,209)	168	(2,194)
Equity in loss of equity investments	(392)	(82,249)	(919)	(100,412)
Gain on sale of securities carried at fair value	78	2,685	773	2,598
Unrealized (loss) gain on securities carried at fair value	(750)	12,580	1,790	1,432
Impairment loss on real estate loan available for sale	-	(203)	-	(203)
Gain on extinguishment of debt	-	-	-	5,237
Unrealized gain on loan securities carried at fair value	3,625	-	3,012	-
Interest income	40	42	77	114
	2,686	(70,354)	4,901	(93,428)

Income (loss) from continuing operations	5,649	(70,980)	9,977	(93,225)

Discontinued operations
Loss from discontinued operations	(898)	(51)	(776)	(68)

Consolidated net income (loss)	4,751	(71,031)	9,201	(93,293)
Income attributable to non-controlling interest	(175)	(165)	(420)	(336)
Net income (loss) attributable to Winthrop Realty Trust	4,576	(71,196)	8,781	(93,629)
Income attributable to non-controlling redeemable preferred interest	(58)	-	(171)	-
Net income (loss) attributable to Common Shares	$4,518	$(71,196)	$8,610	$(93,629)

Comprehensive income (loss)
Consolidated net income (loss)	$4,751	(71,031)	$9,201	$(93,293)
Change in unrealized gain (loss) on available for sale securities	(5)	9	2	11
Change in unrealized gain (loss) on interest rate derivative	(28)	127	12	265
Change in unrealized loss from equity investments	-	26,371	-	26,174
Comprehensive income (loss)	$4,718	$(44,524)	$9,215	$(66,843)

Per Common Share data - Basic
Income (loss) from continuing operations	$0.25	$(4.50)	$0.44	$(5.92)
Loss from discontinued operations	(0.04)	-	(0.03)	-
Net income (loss) attributable to Winthrop Realty Trust	$0.21	$(4.50)	$0.41	$(5.92)

Per Common Share data - Diluted
Income (loss) from continuing operations	$0.25	$(4.50)	$0.44	$(5.92)
Loss from discontinued operations	(0.04)	-	(0.03)	-
Net income (loss) attributable to Winthrop Realty Trust	$0.21	$(4.50)	$0.41	$(5.92)

Basic Weighted-Average Common Shares	21,175	15,822	20,888	15,814
Diluted Weighted-Average Common Shares	21,177	15,822	21,412	15,814

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q – JUNE 30, 2010
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except per share data)

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total

Balance, December 31, 2009	20,375	$20,375	$498,118	$(301,317)	$(87)	$12,111	$229,200

Net income attributable to Winthrop Realty Trust	-	-	-	8,781	-	-	8,781
Net income attributable to non-controlling interests	-	-	-	-	-	420	420
Distributions to non-controlling interests	-	-	-	-	-	(200)	(200)
Contributions from non-controlling interests	-	-	-	-	-	519	519
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.325 per share)	-	-	-	(6,877)	-	-	(6,877)
Dividends paid or accrued on Series C Preferred Shares ($0.8125 per share)	-	-	-	(171)	-	-	(171)
Change in unrealized gain on available for sale securities	-	-	-	-	2	-	2
Change in unrealized gain on interest rate derivatives	-	-	-	-	12	-	12
Conversion of Series C Preferred Shares to Common Shares	714	714	8,234	-	-	-	8,948
Stock issued pursuant to dividend reinvestment plan	92	92	1,088	-	-	-	1,180

Balance, June 30, 2010	21,181	$21,181	$507,440	$(299,584)	$(73)	$12,850	$241,814

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income	Interests	Total

Balance, December 31, 2008	15,754	$15,754	$460,956	$(213,284)	$(15,176)	$10,958	$259,208

Net loss attributable to Winthrop Realty Trust	-	-	-	(93,629)	-	-	(93,629)
Cumulative effect, change in accounting principle	-	-	-	11,647	(11,647)	-	-
Net income attributable to non-controlling interests	-	-	-	-	-	336	336
Distributions to non-controlling interests	-	-	-	-	-	(743)	(743)
Contributions from non-controlling interests	-	-	-	-	-	723	723
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.50 per share)	-	-	-	(7,910)	-	-	(7,910)
Change in unrealized gain on available for sale securities	-	-	-	-	11	-	11
Change in unrealized gain on interest rate derivatives	-	-	-	-	265	-	265
Change in unrealized loss from equity investments	-	-	-	-	26,174	-	26,174
Stock issued pursuant to dividend reinvestment plan	69	69	658	-	-	-	727

Balance, June 30, 2009	15,823	$15,823	$461,614	$(303,176)	$(373)	$11,274	$185,162

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q – JUNE 30, 2010
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$9,201	$(93,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	3,307	3,746
Amortization of lease intangibles	1,369	2,461
Straight-lining of rental income	708	577
(Earnings) loss of preferred equity investments	(168)	2,929
Distributions from preferred equity investments	229	1,855
Loss of equity investments	919	100,412
Distributions from equity investments	2,254	665
Restricted cash held in escrows	1,656	(1,003)
Gain on sale of securities carried at fair value	(773)	(2,598)
Unrealized gain on securities carried at fair value	(1,790)	(1,432)
Unrealized gain on loan securities carried at fair value	(3,012)	-
Impairment loss on real estate loan available for sale	-	203
Impairment loss on real estate held for sale	1,000	-
Gain on extinguishment of debt	-	(5,237)
Provision for loss on loan receivable	-	2,152
Tenant leasing costs	(2,349)	(1,806)
Bad debt recovery	(250)	(95)
Net change in interest receivable	(113)	(480)
Loan discount accretion	(3,742)	-
Net change in other operating assets and liabilities	3,423	1,082
Net cash provided by operating activities	11,869	10,138

Cash flows from investing activities
Issuance and acquisition of loans receivable	(26,451)	(11,147)
Investments in real estate	(1,753)	(719)
Investment in equity investments	(12,873)	-
Investment in real estate loan available for sale	-	(35,000)
Purchase of securities carried at fair value	(1,856)	(29,889)
Proceeds from preferred equity investments	-	60
Proceeds from sale of securities carried at fair value	13,174	16,759
Proceeds from sale of available for sale securities	205	-
Proceeds from sale of loans receivable	3,000	-
Restricted cash held in escrows	(2,171)	2,597
Deposits on acquisition of loans receivable	(4,100)	-
Collection of loans receivable	12	6,800
Net cash used in investing activities	(32,813)	(50,539)

(Continued on next page)
See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q – JUNE 30, 2010
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands, continued)

	Six Months Ended June 30,
	2010	2009
Cash flows from financing activities
Proceeds from mortgage loans payable	$-	$49
Proceeds from loan payable	-	19,818
Proceeds from revolving line of credit	-	35,000
Principal payments of mortgage loans payable	(3,392)	(3,131)
Restricted cash held in escrows	1,446	3,938
Payments of note payable	-	(9,800)
Payment of revolving line of credit	-	(35,000)
Deferred financing costs	(164)	(61)
Contribution from non-controlling interest	519	723
Distribution to non-controlling interest	(200)	(743)
Issuance of Common Shares under Dividend Reinvestment Plan	1,180	727
Dividend paid on Common Shares	(6,746)	(9,888)
Dividend paid on Series C Preferred Shares	(279)	-
Net cash (used in) provided by financing activities	(7,636)	1,632

Net decrease in cash and cash equivalents	(28,580)	(38,769)
Cash and cash equivalents at beginning of period	66,493	59,238
Cash and cash equivalents at end of period	$37,913	$20,469

Supplemental Disclosure of Cash Flow Information
Interest paid	$7,216	$8,542

Taxes paid	$98	$129

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$3,442	$3,956
Dividends accrued on Series C Preferred Shares	$39	$-
Capital expenditures accrued	$165	$222
Redemption of Series B-1 Preferred Shares	$-	$(17,081)
Deposit on redemption of Series B-1 Preferred Shares	$-	$17,081

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

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

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas:  (i) direct or indirect ownership of wholly and partially owned operating properties (“operating properties”); (ii) origination and acquisition of loans and debt securities secured directly or indirectly by commercial real property (collectively “loan assets”), including collateral mortgage-backed securities, and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.  In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year’s presentation.  The Trust’s property in Athens, Georgia is included in discontinued operations for the three and six month periods ended June 30, 2010 and 2009.  The Trust’s Creekwood Apartments property in Kansas City, Kansas is included in discontinued operations for the three and six month periods ended June 30, 2009.

Earnings Per Share

The Trust determines basic earnings per share on the weighted average number of Common Shares of Beneficial Interest (“Common Shares”) outstanding during the period and reflects the impact of participating securities.  The holders of the Series B-1 Cumulative Convertible Redeemable Preferred Shares (“Series B-1 Preferred Shares”) and the Series C Cumulative Convertible Redeemable Preferred Shares (“Series C Preferred Shares”) are entitled to receive cumulative preferential dividends on a quarterly basis equal to the greater of (i) $0.40625 per share quarterly (6.5% of the liquidation preference on an annualized basis) or (ii) cash dividends payable on the number of Common Shares into which the Series B-1 Preferred Shares and Series C Preferred Shares (assuming for this purpose that the conversion price of the Series C Preferred Shares equals the conversion price for the Series B-1 Preferred Shares) are convertible.  The Trust computes diluted earnings per share based on the weighted average number of Common Shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method.  The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic
Income (loss) from continuing operations	$5,649	$(70,980)	$9,977	$(93,225)
Income attributable to non-controlling interest	(175)	(165)	(420)	(336)
Preferred dividend of Series C Preferred Shares	(58)	-	(171)	-
Income (loss) from continuing operations applicable to Common Shares	5,416	(71,145)	9,386	(93,561)
Loss from discontinued operations	(898)	(51)	(776)	(68)
Net income (loss) applicable to Common Shares for earnings per share purposes	$4,518	$(71,196)	$8,610	$(93,629)

Basic weighted-average Common Shares	21,175	15,822	20,888	15,814

Income (loss) from continuing operations	$0.25	$(4.50)	$0.44	$(5.92)
Loss from discontinued operations	(0.04)	-	(0.03)	-
Net income (loss) per Common Share	$0.21	$(4.50)	$0.41	$(5.92)

Diluted
Income (loss) from continuing operations	$5,649	$(70,980)	$9,977	$(93,225)
Income attributable to non-controlling interest	(175)	(165)	(420)	(336)
Preferred dividend of Series C Preferred Shares	(58)	-	-	-
Income (loss) from continuing operations applicable to Common Shares	5,416	(71,145)	9,557	(93,561)
Loss from discontinued operations	(898)	(51)	(776)	(68)
Net income (loss) applicable to Common Shares for earnings per share purposes	$4,518	$(71,196)	$8,781	$(93,629)

Basic weighted-average Common Shares	21,175	15,822	20,888	15,814
Series B-1 Preferred Shares (1)	-	-	-	-
Series C Preferred Shares (2)	-	-	522	-
Stock options (3)	2	-	2	-
Diluted weighted-average Common Shares	21,777	15,822	21,412	15,814

(Continued on next page)

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Income (loss) from continuing operations	$0.25	$(4.50)	$0.44	$(5.92)
Loss from discontinued operations	(0.04)	-	(0.03)	-
Net income (loss) per Common Share	$0.21	$(4.50)	$0.41	$(5.92)

(1)
The Series B-1 Preferred Shares were anti-dilutive for the three and six months ended June 30, 2010 and 2009 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)	The Series C Preferred Shares were issued November 1, 2009, were anti-dilutive for the three months ended June 30, 2010 and were dilutive for the six months ended June 30, 2010.
(3)
The Trust’s outstanding stock options are dilutive for the three and six months ended June 30, 2010.  The stock options were anti-dilutive for the three and six months ended June 30, 2009 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per Common Share for 2009.

Recently Issued Accounting Standards

In January 2010 the FASB issued an amendment to the accounting and disclosure requirements for fair value measurements. This amendment requires more robust disclosure of valuation techniques and inputs into fair value measurements and requires amounts and reasons for significant transfers between levels in the fair value hierarchy to be reported along with disclosure of a company’s policy for recognizing such transfers. This amendment is effective for the Trust beginning on January 1, 2010, except for Level 3 sensitivity disclosures, which are effective for the Trust beginning in fiscal 2011. The Trust has adopted this standard which did not have a material impact on its consolidated financial statements.

3.	Fair Value Measurement

Cash equivalents, derivative financial instruments, available for sale securities and certain securities are reported at fair value.  The fair value measurements are determined based on the assumptions that market participants would use in pricing the applicable asset or liability. As a basis for considering market participant assumptions in fair value measurements, the standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Cash and cash equivalents	$37,913	$-	$-	$37,913
Restricted cash held in escrow	8,574	-	-	8,574
Securities carried at fair value	43,754	-	-	43,754
Loan securities carried at fair value	-	-	4,673	4,673
	$90,241	$-	$4,673	$94,914

Liabilities
Derivative liabilities	$-	$73	$-	$73

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The table below includes a roll forward (in thousands) of the balance sheet amounts from January 1, 2010 to June 30, 2010, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy.  When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, it is based upon the significance of the unobservable factors to the overall fair value measurement.

Six Months Ended June 30, 2010	Securities Carried at Fair Value	Loan Securities Carried at Fair Value

Fair value, January 1, 2010	$692	$1,661
Purchases, issuances and settlements, net	(692)	-
Unrealized gain, net	-	3,012
Fair value, June 30, 2010	$-	$4,673

Non-recurring Measurements

The table below presents as of June 30, 2010 the Trust’s assets and liabilities measured at fair value as events dictate (non-recurring measurements) according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets held for sale	$-	$-	$2,180	$2,180
	$-	$-	$2,180	$2,180

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Option

The current accounting guidance for fair value measurement provides a fair value option election that allows companies to irrevocably elect fair value as the measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made are recognized in earnings on a quarterly basis based on the then market price regardless of whether such assets or liabilities have been disposed of at such time.  The fair value option guidance permits the fair value option election to be made on an instrument by instrument basis when it is initially recorded or upon an event that gives rise to a new basis of accounting for that asset or liability.  The Trust elected the fair value option for all securities acquired subsequent to September 30, 2008.

The Trust recognized a net unrealized gain of $2,875,000 and $4,802,000 for the three and six months ended June 30, 2010, respectively, and a net unrealized gain of $12,580,000 and $1,432,000 for the three and six months ended June 30, 2009 respectively, as a result of the change in fair value of the securities for which the fair value option was elected, which is recorded as an unrealized gain or loss in the Trust’s statements of operations.  Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents as of June 30, 2010 and December 31, 2009 the Trust's financial assets for which the fair value option was elected (in thousands):

Financial instruments, at fair value	June 30, 2010	December 31, 2009

Assets
Securities carried at fair value:
Debentures	$15,907	$18,794
Preferred shares	25,922	23,950
Common shares	1,925	9,650
Loan securities carried at fair value	4,673	1,661
	$48,427	$54,055

The table below presents as of June 30, 2010 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at June 30, 2010	Amount Due Upon Maturity	Difference
Assets
Securities carried at fair value:
Debentures	$15,907	$16,290	$383
Loan securities carried at fair value	4,673	7,494	2,821
	$20,580	$23,784	$3,204

The table below presents as of December 31, 2009 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at December 31, 2009	Amount Due Upon Maturity	Difference
Assets
Securities carried at fair value:
Debentures	$18,794	$21,191	$2,397
Loan securities carried at fair value	1,661	7,494	5,833
	$20,455	$28,685	$8,230

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions, Dispositions and Other Activity

Acquisitions of Loans

Driver Building, San Diego, California – First Mortgage Loan - On May 14, 2010 the Trust acquired at par a non-performing $6,540,000 first mortgage loan. The loan is collateralized by an 80,300 square foot office building referred to as the Robert F. Driver Building located in San Diego, California. This loan which bears interest at 7.47% and matured on March 1, 2010, is in maturity default.  Subsequent to June 30, 2010 the Trust has commenced foreclosure on the property with a foreclosure sale expected to occur in September 2010.

Crossroads Building, Englewood Colorado– First Mortgage Loan - On June 11, 2010 the Trust acquired for $8,100,000 a $10,031,000 non-performing first mortgage loan. The loan is collateralized by an 118,200 square foot office building referred to as the Crossroads II at Meridian, located in Englewood, Colorado, a suburb of Denver. This loan is in default and the Trust has commenced foreclosure on the property with a foreclosure sale expected to occur in the fourth quarter of 2010.

Deer Valley Medical Center, Deer Valley, Arizona – First Mortgage Loan - On June 28, 2010 the Trust, through WRT-DV LLC (“WRT-DV”), a newly formed wholly owned subsidiary, acquired for $10,257,000 a $20,491,000 non-performing first mortgage loan. The loan is collateralized by a newly constructed 85,600 square foot office building with its own 4-story enclosed parking garage referred to as the Deer Valley Medical Center located in Deer Valley, Arizona, a suburb of Phoenix. In connection with the purchase of the loan, WRT-DV also assumed a tenant improvement capital obligation not to exceed $2,500,000 with respect to a lease with a division of United Healthcare.  This loan was in maturity default and the property was foreclosed on August 6, 2010.  In July 2010, in exchange for a capital contribution of $157,000, the Trust admitted Fenway VI LLC (“Fenway”), an unrelated third party, as a member of WRT-DV.

Riverside Shopping Center, Riverside, California – On June 28, 2010 the Trust and Retail Opportunity Investment Corp. (“ROIC”) each contributed $7,800,000 and formed a 50%-50% joint venture entity which acquired at par a 12% $15,600,000 B participation in a performing $70,000,000 first mortgage loan.  The first mortgage loan is collateralized by a 405,000 square foot retail center located in Riverside, California and matures on December 1, 2012.  The B participation is subordinate to $54,400,000 A participation.

Acquisitions & Dispositions of REIT Securities

During the quarter ended June 30, 2010 the Trust sold debentures and received net proceeds of approximately $1,767,000. The Trust recognized a net gain on the sale of these securities of approximately $78,000 exclusive of any interest or dividends earned.

Financing

In April 2010, the Trust exercised its one-year option to extend the loan with KeyBank collateralized by 14 properties (the “KeyBank loan”) through June 2011.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable

The following table summarizes the Trust’s loans receivable at June 30, 2010 and December 31, 2009 (in thousands):

				Carrying Amount
Property	Location	Interest Rate	Maturity	June 30, 2010	December 31, 2009

180 North Michigan (1)	Chicago, IL	8.5%	May 2016	$1,070	$717
160 Spear (1)	San Francisco, CA	(2)	June 2012	5,253	4,281
160 Spear – Mezzanine (1)	San Francisco, CA	15.0%	June 2012	2,422	1,212
Siete Square (3)	Phoenix, AZ	(3)	June 2012	2,486	5,505
Beverly Hilton (1)	Beverly Hills, CA	Libor + 1.74%	August 2010	6,502	5,384
Wellington Tower (1)	New York, NY	6.79%	July 2017	2,406	2,364
Metropolitan Tower (1)	New York, NY	Libor + 1.5%	Nov 2010	8,244	6,638
Deer Valley (1) (5)	Deer Valley, AZ	(4)	April 2009	10,256	-
Crossroads (1) (5)	Englewood, CO	6.07%	July 2013	8,134	-
Driver (1) (5)	San Diego, CA	7.47%	March 2010	6,622	-
				$53,395	$26,101

(1)
The Trust determined that these loan receivables were deemed to be variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support.  The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

(2)
The Trust holds a B Note in this loan.  Interest on the B Note equals the difference between (i) interest on the entire outstanding loan principal balance ($73,796 at June 30, 2010) at a rate of 6.48215% per annum less (ii) interest payable on the outstanding principal balance of the A Note ($35,000 at June 30, 2010) at a rate of 9.75% per annum.  As a result, the effective yield on the Trust’s $3,410 cash investment is 40.8%.

(3)	The borrower has notified the Trust of its intent to pay off this loan in full in August 2010 at the discounted payoff amount of $2,500.
(4)	The loan bears interest at a rate of 9.25% with respect to $18,200 and 10% with respect to $2,100 of face value.
(5)
Loan is in default and the contractually required payments receivable include the total outstanding principal of the loan, stated interest as noted above, default interest on the outstanding principal and applicable late fees.

The carrying amount of loans receivable includes accrued interest of $310,000 and $197,000 at June 30, 2010 and December 31, 2009, respectively, and accretion of discount of $4,763,000 and $1,021,000 at June 30, 2010 and December 31, 2009, respectively.  For the three and six months ended June 30, 2010, the Trust recorded discount accretion into interest income of $2,001,000 and $3,742,000, respectively.  There was no discount accretion for the three and six months ended June 30, 2009.  The fair value of the Trust’s loans receivable, exclusive of interest receivable, was approximately $73,810,000 at June 30, 2010.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loan Revenue Recognition

Interest income on performing loans is recognized over the life of the investments using the effective interest method and recognized on the accrual basis.  Costs of acquiring loans are expensed as incurred.

Certain of the Trust's loans provide for accrual of interest at specified rates that differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are collectible, based on the underlying collateral and operations of the borrower.

The Trust considers a loan to be non-performing and places loans on non-accrual status at such time as: management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust's judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan's carrying value.

For the three and six months ended June 30, 2010 and 2009, the Trust did not recognize any interest income on impaired loans subsequent to the date of their impairment.  There were no cash payments received on impaired loans for the three and six months ended June 30, 2010.  As of June 30, 2009, the Trust received $9,000 which was recorded as a cash recovery on impaired loans.

Loan Losses

The Trust performs an analysis for loan losses in instances where it is deemed probable that the Trust may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Trust believes is adequate to absorb losses.

There was no provision for loan loss recorded during the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2009, the Trust recorded a provision for loan loss of $1,724,000 and $2,152,000 respectively related to loans on several properties in the Marc Realty portfolio.

6.	Securities Carried at Fair Value And Loan Securities Carried at Fair Value

Securities carried at fair value are comprised of debentures, preferred shares, and common shares for which the Trust has elected the fair value option.

Securities carried at fair value and loan securities carried at fair value at June 30, 2010 are summarized in the table below (in thousands):

	Cost	Fair Value

Debentures	$11,045	$15,907
Preferred shares	14,868	25,922
Common shares	1,660	1,925
	27,573	43,754

Loan securities	1,661	4,673
	$29,234	$48,427

For the three and six months ended June 30, 2010, the Trust recognized unrealized gains on securities carried at fair value of $2,875,000 and $4,802,000 respectively.  For the three and six months ended June 30, 2009, the Trust recognized unrealized gains on securities carried at fair value of $12,580,000 and $1,432,000 respectively.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Securities carried at fair value and loan securities carried at fair value at December 31, 2009 are summarized in the table below (in thousands):

	Cost	Fair Value

Debentures	$13,597	$18,794
Preferred shares	14,231	23,950
Common shares	8,234	9,650
	36,062	52,394

Loan securities	1,661	1,661
	$37,723	$54,055

During the three and six months ended June 30, 2010 securities were sold for total proceeds of approximately $1,767,000 and $13,174,000, respectively.  The Trust recognized gains of $78,000 and $773,000 respectively on the sale of these securities.

During the three and six months ended June 30, 2009 securities were sold for total proceeds of approximately $9,792,000 and $16,759,000, respectively. The Trust recognized gains of $2,685,000 and $2,598,000 respectively on the sale of these securities.

The Trust utilizes the specific identification method for calculating gain or loss on the sale of securities.

7.	Preferred Equity Investments – Marc Realty

The Trust recognized earnings from preferred equity investments of $85,000 and $168,000 for the three and six months ended June 30, 2010 and recognized loss from preferred equity investments of $3,209,000 and $2,194,000 respectively for the three and six months ended June 30, 2009 which included impairment losses of $2,186,000 in the second quarter of 2009.  The results for the six months ended June 30, 2010 reflect the effects of the restructuring of the preferred equity investment with Marc Realty in July 2009.   Effective with the third quarter of 2009, 12 of the investments with Marc Realty were deemed to be equity investments for which the Trust began recognizing its pro-rata share of income or loss subsequent to June 30, 2009.  Prior to June 30, 2009, the Trust accounted for these 12 investments as preferred equity investments.

8.	Equity Investments

The Trust’s equity investments consist of the following at June 30, 2010:

Investment Group (1)	Equity Investment	Nominal % Ownership (2)	Equity Investment June 30, 2010	Equity Investment December 31, 2009
			(in thousands)
Marc Realty	8 South Michigan LLC	50%	$7,050	$6,859
Marc Realty	11 East Adams Street LLC	49%	3,217	2,963
Marc Realty	29 East Madison Street LLC	50%	7,836	7,750
Marc Realty	Michigan 30 LLC	50%	12,012	11,881
Marc Realty	High Point Plaza LLC	50%	6,034	5,986
Marc Realty	Brooks Building LLC	50%	7,358	7,346
Marc Realty (3)	1701 Woodfield LLC	50%	3,163	1,582
Marc Realty	River Road LLC	50%	4,117	4,075
Marc Realty	3701 Algonquin Road LLC	50%	3,046	2,827
Marc Realty	Enterprise Center LLC	50%	3,102	3,094
Marc Realty	900 Ridgebrook LLC	50%	1,781	1,661
Marc Realty	Salt Creek LLC	50%	2,284	1,536
Sealy	Northwest Atlanta Partners LP	60%	2,840	3,189
Sealy	Airpark Nashville GP	50%	3,870	4,618
Sealy	Newmarket GP LLC	68%	7,392	7,840
Concord	Lex-Win Concord LLC	50%	-	-
ROIC	WRT-ROIC Riverside LLC	50%	7,805	-
			$82,907	$73,207

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)
The Trust has various venture partners which it refers to as investment groups for purposes of explaining its equity investments. Further detail is provided for the equity investments under their respective investment group headings below.

(2)
The Trust has determined that all of the Marc Realty equity investments and the investment in Lex-Win Concord LLC are VIEs.  The Trust has determined that it is not the primary beneficiary of these investments.

(3)	The increase in the Trust’s equity investment balance relates to an additional investment of $1,600 pertaining to a debt modification at the property. (See Note 19-Subsequent Events)

The following table reflects the activity of the Trust’s equity investments for the six months ended June 30, 2010 (in thousands):

	Marc Realty Ventures	Sealy Ventures	Lex-Win Concord LLC	WRT-ROIC Riverside	Total

Balance at December 31, 2009	$57,560	$15,647	$-	$-	$73,207
Equity in income (loss)	307	(1,231)	-	5	(919)
Contributions	5,073	-	-	7,800	12,873
Distributions/capital returns	(1,940)	(314)	-	-	(2,254)
Balance at June 30, 2010	$61,000	$14,102	$-	$7,805	$82,907

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

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a result, effective with the third quarter of 2009, the investments with Marc Realty are deemed to be equity investments for which the Trust recognizes its pro-rata share of income or loss on 12 separate equity investments. The Trust recorded net income from the 12 equity investments of $231,000 and $307,000 for the three and six months ended June 30, 2010 respectively.  Additionally, the Trust received cash distributions of $1,940,000 from the investments during the six months ended June 30, 2010.

The combined summarized balance sheets of the Trust’s Marc Realty venture investments are as follows (in thousands):

	June 30, 2010	December 31, 2009
ASSETS
Real estate, net	$173,305	$174,310
Cash and cash equivalents	2,739	1,100
Receivables and other assets	28,121	25,287
Total Assets	$204,165	$200,697

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage and notes payable	$92,288	$94,969
Other liabilities	11,780	12,722
Members’ Capital	100,097	93,006
Total Liabilities and Members’ Capital	$204,165	$200,697

Trust’s share of equity	$50,081	$46,497
Basis differentials (1)	13,419	13,563
Other-than-temporary impairment	(2,500)	(2,500)
Carrying value of the Trust’s investments in the equity investments	$61,000	$57,560

(1)
This amount represents the aggregate difference between the Trust’s historical cost basis and the basis reflected at the equity investment level, which is typically amortized over the life of the related assets and liabilities.  The basis differentials are the result of (i) other-than-temporary impairments at the investment level, (ii) a reallocation of equity at the venture level as a result of the restructuring, and (iii) certain acquisition, transaction and other costs incurred by the Trust.

The combined summarized statements of operations of the Trust’s Marc Realty venture investments are as follows (in thousands):

	For The Three Months Ended June 30, 2010	For The Six Months Ended June 30, 2010

Total revenue	$10,314	$20,381
Expenses
Operating	4,161	8,461
Interest	1,216	2,368
Real estate taxes	1,482	2,964
Depreciation and amortization	2,354	4,693
Other expense	553	1,049

Total expenses	9,766	19,535

Other Income	63	63

Net income	$611	$909

Trust’s share of net income	$303	$451
Amortization of basis differential	(72)	(144)
Income from equity investments	$231	$307

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sealy

As of June 30, 2010 the Trust owns between 50-68% of three office flex parks located in southeastern United States together with its venture partner, Sealy & Co., Ltd. (“Sealy”), a real estate investment and operating company headquartered in Dallas, Texas and Shreveport, Louisiana.

The combined summarized balance sheets of the Sealy venture equity investments are as follows (in thousands):

	June 30, 2010	December 31, 2009

ASSETS
Real estate, net	$150,814	$153,565
Cash and cash equivalents	1,397	971
Receivables and other assets	13,790	14,658
Total Assets	$166,001	$169,194

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable	$139,750	$139,750
Other liabilities	2,961	3,373
Members’/Partners’ equity	23,290	26,071
Total Liabilities and Members’/Partners’ Equity	$166,001	$169,194

Carrying value of the Trust’s investments in the equity investments	$14,102	$15,647

The combined summarized statements of operations of the Sealy venture equity investments are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Total revenue	$4,174	$4,409	$8,544	$8,852
Expenses
Operating	817	978	1,774	1,638
Real estate taxes	446	490	893	981
Interest	2,080	2,087	4,138	4,138
Depreciation and amortization	1,679	1,785	3,391	3,633
Other expense	271	297	499	542

Total expenses	5,293	5,637	10,695	10,932
Net loss	$(1,119)	$(1,228)	$(2,151)	$(2,080)

Trust’s share of net loss	$(628)	$(695)	$(1,231)	$(1,177)

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Lex-Win Concord LLC – “Concord”

At June 30, 2009, the Trust wrote down its investment in Lex-Win Concord LLC (“Lex-Win”), the entity that holds an interest in Concord Debt Holdings LLC (“Concord”), to zero and recognized an impairment loss of $31,670,000 primarily as a result of the fair value of its indirect share of Concord’s net asset value being less than zero.

Concord is in violation of certain debt covenants to its lenders at June 30, 2010 as a result of the deterioration of the value of its assets and cumulative operating losses.  Concord’s debt is non-recourse to Lex-Win and the Trust and Concord’s lenders’ sole recourse with respect to defaults is limited to the value of Concord’s assets.  The lenders do not have recourse against Lex-Win’s or the Trust’s assets.

On May 22, 2009, a wholly-owned subsidiary of Inland American Real Estate Trust, Inc. (“Inland”) filed a legal action against Concord.  On December 21, 2009, Inland, Concord and certain of their affiliates entered into a settlement agreement to resolve the action.  However, the implementation of the settlement agreement is conditioned on certain events including the ability of certain Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”) bonds held by Concord Debt Funding Trust (“CDFT”), a subsidiary of Concord, to be cancelled.

In January 2010, the trustee for CDO-1 refused to cancel the CDO-1 bonds held by CDFT and CDO-1 brought an action in the Delaware Court of Chancery (the “Court”) seeking declaratory relief that the bonds held by CDFT should be cancelled and no longer remain outstanding.  If the bonds remain outstanding obligations, CDO-1 will not satisfy certain of its par value tests resulting in funds used for interest payments and distributions on certain of the CDO-1 bonds being used instead to redeem the most senior class of CDO-1 bonds, thereby reducing the cash flow to CDFT from CDO-1.

The parties in the action brought cross summary judgment motions which were heard on April 21, 2010.  On May 14, 2010 the Court ruled in favor of CDO-1 and that the bonds be deemed cancelled effective January 2010.  However, on June 14, 2010 the trustee for CDO-1 issued a notice to appeal the Court’s ruling. We anticipate the appeal process to be completed and a decision on the appeal to be received by the end of 2010.

The summarized consolidated balance sheets of Lex-Win are as follows (in thousands):

	June 30, 2010	December 31, 2009
Condensed Consolidated Balance Sheets

ASSETS

Cash and restricted cash	$12,429	$26,116
Real estate debt investments, net of loss allowance	430,891	447,270
Real estate debt investments held for sale	-	66,311
Available for sale securities, net	97,368	83,977
Other assets	6,633	10,834

Total assets	$547,321	$634,508

LIABILITIES AND MEMBERS’ CAPITAL

Repurchase agreements	$69,214	$135,064
Revolving credit facility	51,208	58,850
Collateralized debt obligations	347,525	347,525
Contingent collateral support obligation	9,995	9,757
Sub-participation obligation	4,500	4,500
Accounts payable and other liabilities	17,119	14,198

Non-controlling redeemable preferred interest	10,692	5,720

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2010	December 31, 2009

Members’ Capital	91,001	113,928
Accumulated other comprehensive loss	(54,041)	(55,148)
Non-controlling interest	108	114

Total Liabilities and Members’ Capital	$547,321	$634,508

Trust’s share of equity	$18,480	$29,390
Basis differential (1)	(18,480)	(29,390)
Carrying value of the Trust’s investment in Concord	$-	$-

(1)
At June 30, 2010, this amount represents other-than-temporary impairments recognized by the Trust of $68,213 adjusted for suspended losses of $22,712 and accumulated other comprehensive losses of $27,021.  At December 31, 2009, this amount represents other-than-temporary impairments recognized by the Trust of $68,213 adjusted for suspended losses of $11,249 and accumulated other comprehensive losses of $27,574.

The summarized consolidated statements of operations of Lex-Win are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Condensed Consolidated Statement of Operations

Interest and other income	$8,024	$10,227	$15,133	$22,775
Interest expense	(3,578)	(4,226)	(7,185)	(8,858)
Impairment loss on available for sale securities	(1,247)	(7,674)	(3,875)	(8,555)
Provision for loss allowance on real estate debt investments	(12,289)	(41,192)	(17,889)	(43,692)
Impairment loss on real estate debt investments held for sale	-	(27,505)	-	(64,413)
Realized loss on sale of investments	(674)	(16,520)	(1,220)	(16,520)
Contingent collateral support expense	(120)	(9,600)	(238)	(9,600)
General and administrative	(890)	(1,381)	(1,709)	(2,492)
Discontinued operations	(21)	-	(966)	-
Consolidated net loss	(10,795)	(97,871)	(17,949)	(131,355)

Income attributable to non-controlling preferred interest	(2,500)	(1,895)	(4,972)	(3,769)
Income attributable to non-controlling interest	(3)	(3)	(6)	(6)

Net loss attributable to Concord	$(13,298)	$(99,769)	$(22,927)	$(135,130)
Trust’s share of net loss	$(6,650)	$(49,884)	$(11,464)	$(67,565)
Other-than temporary impairment	-	(31,670)	-	(31,670)
Suspended Loss	6,650	-	11,464	-
Loss from equity investment	$-	$(81,554)	$-	$(99,235)

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WRT-ROIC Riverside

On June 28, 2010 the Trust entered into a 50%-50% joint venture with ROIC. The new joint venture entity was formed and funded by its members concurrent with its purchase of the Riverside Plaza loan.

9.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $213,375,000 and $216,767,000 at June 30, 2010 and December 31, 2009, respectively.  The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually.

The Trust’s mortgage loans payable at June 30, 2010 and December 31, 2009 are summarized as follows:

Collateral	Maturity	Spread Over LIBOR/Prime	Interest Rate at June 30, 2010	Balance at June 30, 2010	Balance at December 31, 2009
				(in thousands)

Amherst, NY	October 2013	—	5.65%	$16,323	$16,526
Indianapolis, IN	April 2015	—	5.82%	4,281	4,317
Houston, TX	April 2016	—	6.37%	62,164	63,869
Andover, MA	March 2011	—	6.60%	6,201	6,266
S. Burlington, VT	March 2011	—	6.60%	2,658	2,686
Chicago, IL	March 2016	—	5.75%	20,970	21,118
Lisle, IL	June 2016	—	6.26%	24,025	24,176
Lisle, IL	March 2017	—	5.55%	5,600	5,600
Orlando, FL	July 2017	—	6.40%	38,903	39,148
Chicago, IL	April 2012	—	6.00%	9,100	9,300
Various (1)	June 2011	LIBOR+1.75%	(2)	23,150	23,761
				$213,375	$216,767

(1)	14 properties collateralize the KeyBank loan.
(2)
Effective June 30, 2010, the Trust entered into an interest rate swap agreement in the notional amount of $20,000,000, effectively converting the floating interest rate to a fixed rate of 2.675% through June 30, 2011.

The fair value of the Trust’s mortgage loans payable are less than their current carrying amounts by approximately $15,036,000 at June 30, 2010 and approximately $25,704,000 at December 31, 2009.

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

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The revolving line of credit requires the Trust to maintain (i) a minimum consolidated debt service coverage ratio, (ii) a maximum leverage ratio, (iii) liquid assets of $17,500,000 and (iv) a minimum net worth.  Additionally, the Trust is limited to payment of dividends not to exceed 100% of adjusted earnings on a trailing 12-month basis, as defined, except to the extent necessary to maintain its tax status as a REIT.  The revolving credit line is recourse and as such is effectively collateralized by all of the Trust’s assets.  The revolving credit line requires monthly payments of interest only.  To the extent that the amounts outstanding under the facility are in excess of the borrowing base (as calculated), the Trust is required to make a principal payment to reduce such excess. The Trust may prepay from time to time without premium or penalty and re-borrow amounts prepaid.

At June 30, 2010 and December 31, 2009, there were no amounts outstanding under the facility.  The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $22,000 and $44,000 for the three and six months ended June 30, 2010 respectively, and $16,000 and $38,000 for the three and six months ended June 30, 2009, respectively.

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

The effective portion of changes in fair value of the interest rate swap designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the six months ended June 30, 2010 and 2009, the interest rate swap was used to hedge the variable cash flows associated with existing variable-rate debt.  The Trust also assesses and documents, both at the hedging instruments inception and on an ongoing basis, whether the derivative instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item.  The Trust has recorded changes in fair value related to the effective portion of its interest rate swap contracts designated and qualifying as cash flow hedges totaling $28,000 of decreased interest expense for the three months ended June 30, 2010 and $12,000 of increased interest expense for the six months ended June 30, 2010 and $165,000 and $341,000 of increased interest expense for the three and six months ended June 30, 2009, respectively.

The table below presents information about the Trust’s interest rate swaps at June 30, 2010 (dollars in thousands):

Maturity	Swap Rate	Notional Amount of Hedge		Cost of Hedge	Estimated Fair Value of Swap in Other Comprehensive Income	Unrealized Gain on Settled Swap in Other Comprehensive Income	Change in Swap Valuations Included in Other Comprehensive Income For the Six Months Ended June 30, 2010

June 2011	0.925%	$20,000	(1)	$-	$(73)	$-	$12

(1)
In connection with the KeyBank Loan extension, the Trust was required to provide interest rate protection through the maturity of the extension (June 30, 2011).  The Trust obtained an interest rate swap with a $20,000 notional amount that will effectively convert the interest rate on the KeyBank Loan from a floating rate of LIBOR plus 1.75% to a fixed rate of 2.675%.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	Non-Controlling Redeemable Preferred Interest

The following table reflects the activity of the Trust’s Series C Preferred Shares interest for the six months ended June 30, 2010 (dollars in thousands):

Balance at December 31, 2009	$12,169
Conversion to Common Shares	(8,948)
Balance at June 30, 2010	$3,221

13.	Common Shares

The following table sets forth information relating to sales of Common Shares during the six months ended June 30, 2010:

Date of Issuance	Number of Shares Issued	Price per Share	Type of Offering

1/15/10	47,385	$12.73	DRIP (1)
4/15/10	44,181	$13.75	DRIP (1)

(1)         The Trust’s Dividend Reinvestment and Stock Purchase Plan.

14.	Discontinued Operations

In November 2009 the tenant at the Trust’s Athens, Georgia retail property notified the Trust that it was exercising its right to purchase the property at the expiration of the current lease term.  In accordance with the lease, the purchase price is equal to the fair market value of the property at the time of sale.  Both the Trust and the tenant engaged independent third parties to determine the fair market value of the property.  In May 2010 the appraisal process was completed. As a result of the final appraisal a $1,000,000 impairment charge was recorded during the three months ended June 30, 2010 based upon the updated fair market value of the property.

In August 2009 the First District Court of Wyandotte County, Kansas, appointed a receiver to operate and manage the Trust’s apartment complex in Kansas City, Kansas commonly referred to as Creekwood Apartments.  In October 2009 a notice of foreclosure was issued on behalf of the first mortgage holder.  The property was foreclosed in December 2009.

Out of Period Adjustment

During the quarter ended June 30, 2010, the Trust identified an error in its year ended December 31, 2009 allocation of fair value attributable to the building component of its   Athens, Georgia property which was assessed for impairment in connection with its reclassification as held for sale and its presentation in discontinued operations.  As a result, net loss was understated by approximately $700,000 for the year ended December 31, 2009.  The Trust has determined that this amount is not material to the year ended December 31, 2009 or the quarter ended June 30, 2010.  As such, a charge of approximately $700,000 has been recorded in the consolidated statement of operations within discontinued operations as an out of period adjustment in the second quarter of 2010.  There was no impact on cash flow from operations for the quarter ended June 30, 2010.

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

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2010, the Trust exercised its option to acquire the land underlying six of the properties currently ground leased by the Trust and which are leased to The Kroger Co.  The consummation of the acquisition of the six land parcels is expected to occur in the fourth quarter of 2010 at an aggregate purchase price of approximately $4,209,000.

The lease term with respect to the Trust’s property located in Churchill, Pennsylvania is scheduled to expire on December 31, 2010.  CBS Corporation (“CBS”), the lessee of the property, elected not to renew the lease and, in anticipation of this pending lease termination and surrender of the property, a review of the condition of the property was performed by the Trust.  In the Trust’s view, the property is in need of substantial repairs and refurbishing in order for the tenant to comply with the surrender conditions.  The Trust advised CBS of these issues and no resolution was reached with CBS after numerous discussions.  Accordingly, in May 2010 the Trust brought an action in Pennsylvania State Court, Alleghany County against CBS seeking damages for, among other things, CBS’ failure to restore the property to the condition necessary to comply with its surrender obligations.  The case is currently in the discovery phase.

16.	Related-Party Transactions

FUR Advisors

The activities of the Trust are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors.  FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers.  FUR Advisors is entitled to receive a base management fee and an incentive fee in accordance with the terms of the Advisory Agreement.  In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees subject to the approval of the Independent Trustees of the Trust.

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

The following table sets forth the fees and reimbursements paid by the Trust for the three and six months ended June 30, 2010 and 2009 to FUR Advisors and Winthrop Management (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Base Asset Management	$1,169	$791	$2,193	$1,572
WRP Sub-Management LLC Credit	(48)	(68)	(100)	(137)
Property Management	57	73	116	140
Construction Management	1	-	1	3
	$1,179	$796	$2,210	$1,578

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Base Asset Management Fee

Effective January 1, 2010, the Advisory Agreement was amended so that the determination of the issuance price of Common Shares reverted back to the pre 2009 definition.  This change will result in an increase to the annual advisory fee payable to FUR Advisors of approximately $2,100,000 over what would have been paid without the amendment, which increase will be phased in with 54% of the increase being paid during 2010 and then 100% of the increase being paid commencing in 2011.

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

The operating properties segment includes all of the Trust’s wholly and partially owned operating properties.  Prior to July 1, 2009, the loan assets segment included all of the Trust’s activities related to real estate loans, which consisted primarily of the Trust’s investment in Lex-Win Concord LLC and the tenant improvement and capital expenditure loans to properties in the Marc Realty portfolio. As of July 1, 2009, in conjunction with the restructuring of its preferred equity investment in Marc Realty, the Trust’s preferred equity investments and tenant improvement and capital expenditure loans in the Marc Realty portfolio are now classified as equity investments and are included in the operating properties segment.  The REIT securities segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies.  In addition to its three business segments, the Trust reports non-segment specific income and expense under corporate income (expense).

The following table summarizes the Trust’s assets by business segment for the periods ended June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009

Operating properties	$314,831	$313,682
Loan assets	73,925	31,774
REIT securities	43,754	52,597
Corporate
Cash and cash equivalents	37,913	66,493
Restricted cash	8,574	9,504
Other	15,416	19,142
Total Assets	$494,413	$493,192

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense.  Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).  The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three and six months ended June 30, 2010 and June 30, 2009 (in thousands):

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Operating Properties
Rents and reimbursements	$9,636	$10,105	$19,156	$20,760
Operating expenses	(1,822)	(1,643)	(3,781)	(3,502)
Real estate taxes	(340)	(621)	(1,060)	(1,294)
Equity in loss of Sealy Northwest Atlanta	(174)	(204)	(349)	(242)
Equity in loss of Sealy Airpark Nashville	(224)	(314)	(433)	(572)
Equity in loss of Sealy Newmarket	(230)	(177)	(449)	(363)
Equity in income of Marc Realty investment	231	-	307	-
Net operating income	7,077	7,146	13,391	14,787

Depreciation and amortization expense	(2,434)	(2,634)	(4,796)	(5,485)
Interest expense	(3,207)	(3,472)	(6,400)	(6,944)
Operating properties net income	1,436	1,040	2,195	2,358

Loan Assets
Interest	2,837	829	5,299	1,207
Equity in earnings (loss) of preferred equity investment of Marc Realty	85	(1,023)	168	(8)
Impairment loss on preferred equity investment	-	(2,186)	-	(2,186)
Equity in loss of Lex-Win Concord	-	(49,884)	-	(67,565)
Impairment loss of Lex-Win Concord	-	(31,670)	-	(31,670)
Unrealized gain on loan securities carried at fair value	3,625	-	3,012	-
Equity in income of ROIC Riverside	5	-	5	-
Provision for loss on loans receivable	-	(1,724)	-	(2,152)
Unrealized loss on available for sale loans	-	(203)	-	(203)
Net operating income (loss)	6,552	(85,861)	8,484	(102,577)

General and administrative expense	(26)	(22)	(36)	(22)
Loan assets net income (loss)	6,526	(85,883)	8,448	(102,599)

REIT Securities
Interest and dividends	753	1,385	1,500	2,759
Gain on sale of securities carried at fair value	78	2,685	773	2,598
Unrealized gain (loss) on securities carried at fair value	(750)	12,580	1,790	1,432
Net operating income	81	16,650	4,063	6,789

Interest expense	-	-	-	(75)
REIT securities net income	81	16,650	4,063	6,714

Net Income (Loss)	8,043	(68,193)	14,706	(93,527)

Reconciliations to GAAP Net Income (Loss):

Corporate Income (Expense)
Interest income	40	42	77	114
Interest expense	(459)	(829)	(917)	(1,557)
Gain on extinguishment of debt	-	-	-	5,237
General and administrative	(1,890)	(1,853)	(3,789)	(3,295)
State and local taxes	(85)	(147)	(100)	(197)

Income (loss) from continuing operations before non-controlling interest	5,649	(70,980)	9,977	(93,225)
Non-controlling interest	(175)	(165)	(420)	(336)
Income (loss) from continuing operations attributable to Winthrop Realty Trust	5,474	(71,145)	9,557	(93,561)

Loss from discontinued operations attributable to Winthrop Realty Trust	(898)	(51)	(776)	(68)

Net Income (Loss) Attributable to Winthrop Realty Trust	$4,576	$(71,196)	$8,781	$(93,629)

Capital Expenditures
Operating properties	$1,090	$287	$1,717	$582

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	Variable Interest Entities

Consolidated Variable Interest Entities

The lease agreement executed in January 2010 on the Andover, Massachusetts property gives the tenant an option to purchase the building for a fixed price of $10,500,000. The option is exercisable at the tenant's discretion at any point during the lease term.  As a result of the fixed price purchase option contained in this lease agreement, the Trust has determined that its Andover, Massachusetts property is a variable interest entity for which the Trust is the primary beneficiary since it has the power to direct activities that most significantly impact the economics of the property.

The carrying amounts of the Trust's Andover property include building of $4,814,000, lease intangibles of $1,585,000 and mortgage debt of $6,201,000. Prior to the execution of the lease agreement, the Andover property was not considered a VIE but it has been consolidated since its acquisition.  For this reason, no gain or loss has been recognized in connection with the Trust's determination that it is the primary beneficiary of the VIE.

Variable Interest Entities Not Consolidated

Equity Method Investments

Lex-Win Concord LLC – The Trust has a 50% equity interest in Lex-Win.  The Trust has determined that Lex-Win is a VIE because the equity investment at risk is not sufficient for Lex-Win to finance its activities without additional subordinated financial support.

Lexington Realty Trust (“Lexington”) and the Trust, two of the variable interest holders, hold identical 50%/50% membership interests.  By design and in practice, they share equally in the economics and the decision-making. Further, Lexington and the Trust, which are otherwise unrelated parties, each have 50% of the voting rights of the equity of Lex-Win and each represents 50% of the boards and committees making decisions with respect to the entity. An affiliate of FUR Advisors is responsible for day-to-day administration and operations of Lex-Win, but decisions that most significantly impact the entity’s economic performance are jointly decided through their voting interests and equal board and committee representation. Lexington and the Trust are deemed to have shared power, such that neither party is considered to have the power to direct the activities of the VIE.  In addition, there is no principal agency relationship through transfer restrictions that would indicate a primary beneficiary exists.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2010, the carrying value of the Trust’s investment in Lex-Win is zero. The Trust does not have the current intent to provide financial or other support to Lex-Win and the obligations of Lex-Win are non-recourse to the Trust. The Trust has always accounted for its investment in Lex-Win as an equity method investment.

Marc Realty Equity Investment – The Trust has concluded that the 12 Marc Realty equity investments are variable interests in VIEs.  This assessment is primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support.
While the Trust maintains certain protective rights under the terms of the agreements governing the Marc Realty investments, the power to direct the activities that most significantly impact the economics of the Marc Realty investments is vested in Marc Realty as the managing member.  As such, management has concluded that the Trust is not the primary beneficiary of these Marc Realty investments.  The Trust's investment in the Marc Realty equity investments at June 30, 2010 was $61,000,000.

Loans Receivable and Loan Securities

The Trust has reviewed its loans receivable and loan securities and certain of these assets have been identified as variable interests in a VIE because the equity investment at risk is not considered sufficient for the entity to finance its activities without additional subordinated financial support.

Certain loans receivable and loan securities which have been determined to be VIEs are performing assets, meeting their debt service requirements, and the borrowers hold title to the collateral. In these cases the borrower has the power to direct the activities that most significantly impact the economic performance of the VIE, including management and leasing activities. In the event of default under these loans the Trust only has protective rights and has the risk to absorb losses only to the extent of its loan investment. The borrower has been determined to be the primary beneficiary for these performing assets.

Certain other loans receivable which are in default have been determined to be VIEs. The Trust is the process of exercising its remedies through foreclosure (judicial or non-judicial, as applicable) proceedings on these assets.  In certain cases a receiver has not yet been appointed and in other instances a court-appointed receiver manages the property under a court order pending the final disposition of the foreclosure. The receiver manages the property’s day to day operations.   The Trust can consult and work with the receiver but in the end the only recourse is to petition the court to direct the activities of the receiver. The receiver acts independently and ultimately is answerable only to the court. Although it is expected that foreclosure and transfer of ownership of the loan collateral to the Trust is a likely outcome of the foreclosure proceeding, the receiver has control of the activities of the collateral until such time as the receiver is discharged following the consummation of the foreclosure proceeding. Therefore, until the Trust has control of the property and the ability to direct the operations that most significantly impact the economics of the investment, the Trust is not considered to be the primary beneficiary.

The Trust has determined that it does not currently have the power to direct the activities of the ventures collateralizing any of its loans receivable and loan securities.  For this reason, management believes that it does not control, nor is it the primary beneficiary of these ventures. Accordingly, the Trust accounts for these investments under the guidance for loans receivable and real estate debt investments.

19.	Subsequent Events

On July 1, 2010 the Trust acquired for $8,200,000 a $10,408,000 performing first mortgage loan collateralized by a 174,400 square foot office building located at 1701 E. Woodfield Road, Schaumburg, Illinois, a suburb of Chicago. Simultaneously with the acquisition of this loan, the venture made a principal payment on the loan of $3,200,000 (50% of which was contributed by each of the Trust and Marc Realty) and the loan was modified to reduce the balance to $5,000,000, which bears interest at 8% per annum and matures on July 1, 2011.

On July 9, 2010 the Trust acquired for $19,825,000 a $23,499,000 performing B Note participation interest collateralized by a 1,188,000 square foot office building located at 500-512 Seventh Avenue, New York, New York. The B Note participation is subordinate to a $253,679,000 A Note. This loan bears interest at 10.9% and matures on July 11, 2016.  On August 4, 2010, the Trust sold a 50% pari passu participation interest in the B Note for a purchase price of $9,859,000 which represented one-half of the purchase price paid for the B Note less one-half of any principal payments received prior to the sale of the participation interest.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 16, 2010 the Trust acquired two rake bonds with a face amount of $2,273,000 for $1,200,000.  The rake bonds are subordinate to $17,715,000 of senior debt all of which is secured by a 229,000 square foot office complex in Costa Mesa, California.

On July 23, 2010 the Trust acquired for $26,990,000 a $31,106,000 performing first mortgage loan.  The loan is collateralized by a 276 unit apartment complex referred to as San Marbeya Apartments located in Tempe, Arizona.  The loan has a blended interest rate of 5.88% and matures on January 1, 2015.

On July 25, 2010, the River City property experienced flooding in its basement level and the parking garage due to the Chicago River overflowing the seawall protecting the property.  The flooding caused substantial damage to the property’s mechanical and electrical systems resulting in the tenants in the commercial space being without power for several days other than Verizon which had its own back-up generator.  The properties insurance carrier was immediately notified and a claim is in process.  It is expected that the properties insurance coverage will be sufficient to cover all of the costs associated with the damage.

On August 6, 2010, the Trust acquired in a joint venture with affiliates of Pershing Square Capital Management, L.P. (“Pershing Square”) 100% of the $300,000,000 face amount of Mezzanine Loans 1, 2, and 3, (the “Mezz Loans”) which are indirectly secured by Peter Cooper Village/Stuyvesant Town.  The joint venture, which is owned 22.5% by the Trust and 77.5% by Pershing Square, acquired the Mezz Loans for a purchase price of $45,000,000.  The Mezz Loans represent the senior-most mezzanine loan interests in the property.  They, along with the $3 billion first mortgage loan secured by the property, are currently in default.  Peter Cooper Village/Stuyvesant Town is an 11,227 unit apartment complex consisting of 56 buildings, comprising approximately 10,300,000 of net rentable square feet on 80 acres in New York City.  In addition to the residential component, the complex contains approximately 100,000 square feet of retail space, approximately 20,000 square feet of professional office space, and six parking garages with 2,260 licensed spaces totaling approximately 400,000 square feet.  The joint venture has initiated foreclosure on the equity interests in the property’s owner.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

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

Management’s Discussion and Analysis of Financial Condition and Results of operations include a discussion of our unaudited consolidated financial statements and footnotes thereto for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009. These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

We are a real estate investment trust engaged in the business of owning and managing real property and real estate related assets. Our business objective is to maximize long term shareholder value through a total return value approach to real estate investing.  As a result of our emphasis on total return, while we seek to achieve a stable, predictable dividend for our shareholders, we do not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return.  We believe this approach will ultimately result in long term increased share value.

We are a diversified REIT and as such we are able to invest in deals which a dedicated REIT with narrow investment parameters would be unable to consider. In addition, because of our size we are able to make investments in deals that are smaller and would generally be disregarded by large institutional investors.  With the exception of those asset types and locations in which we have self imposed restrictions on investing, we have a broad range for investment opportunities.  This includes different investment types, sectors, and geographic areas all at varying levels in the capital stack.

As a diversified REIT, we operate in three strategic business segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. We acquire assets through direct ownership as well as through strategic alliances and ventures.  Our primary sources of income are rental income and tenant recoveries from leases of our operating properties, interest income and discount accretion from our loan assets, and interest and dividend income and appreciation from our investments in REIT securities.

Recent Developments

Most recently, as described below, we have begun to implement our previously announced strategy of acquiring both performing and non-performing first mortgage and mezzanine debt as well as originating new mezzanine debt and preferred equity. We believe that in the current market investments in real estate related debt at these levels provides the best return on a risk adjusted basis. We believe that our recent acquisitions as described in detail below will be accretive to our Funds from Operations (FFO) and cash flow. Although these newly acquired assets are in the form of a loan we believe each investment provides the potential for equity like returns. Specifically, in those recent investments which are nonperforming we have acquired the loan with the understanding that a foreclosure on the collateral by us is possible.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

During the quarter ended June 30, 2010, as a result of increased deal flow, we consummated four transactions with an aggregate purchase price of approximately $32,700,000. Subsequent to June 30, 2010, we have entered into five more transactions with an aggregate purchase price of approximately $53,506,000 of which $25,450,000 was financed from our line of credit.

We have continued our practice of teaming up with parties who we believe have specific expertise with respect to a proposed investment opportunity.  For our investment in Riverside Plaza in Riverside, California we entered into a joint venture agreement with Retail Opportunity Investment Corp., a company which has considerable experience in managing, repositioning, and leasing retail properties on the west coast.  For our investment in Deer Valley Medical Center located in Deer Valley, Arizona, we admitted Fenway VI LLC (“Fenway”) as a member in WRT-DV LLC.  Fenway is a well respected property manager and owner in Southern California and the Southwest regions.

We will continue to remain flexible and to adapt our strategy and acquisition targets as market conditions change.

Comparability of Financial Data from Period to Period

The comparability of financial data from period to period is affected by several items including i) the timing of our property acquisitions and leasing activities, ii) the purchases and sales of assets and investments, iii) when material other-than-temporary impairment losses on assets in our portfolio are taken and iv) the reclassification of assets.  In this regard, the comparability of financial results for the three and six months ended June 30, 2010 with those periods in 2009 were impacted by the write-down of our investment in Lex-Win Concord during the second quarter of 2009 and the reclassification of certain Marc Realty assets from an aggregated preferred equity investment to 12 individual common equity investments as of July 1, 2009.

Loan Assets

Our loan asset portfolio has grown considerably since the third quarter of 2009 and includes a combination of whole loans, B-notes and mezzanine loans. As of June 30, 2010 our portfolio of loan assets totaled $73,925,000 and generated interest earnings of $5,299,000 for the six months ended June 30, 2010.

Recent Transactions - Our recent acquisitions listed below are a direct result of an investment approach which targets loan investments with significant underlying collateral value, future income return potential and in certain cases, non-performing loans with the possibility, if not the likelihood, that our debt position will be converted into equity participation.

Driver Building, San Diego, California – First Mortgage Loan - On May 14, 2010 we acquired at par a non-performing $6,540,000 first mortgage loan. The loan is collateralized by an 80,300 square foot office building referred to as the Robert F. Driver Building located in San Diego, California. This loan which bears interest at 7.47% and matured on March 1, 2010, is in maturity default.  We have commenced foreclosure on the property with a foreclosure sale expected to occur in September 2010.

Crossroads Building, Englewood Colorado– First Mortgage Loan - On June 11, 2010 we acquired for $8,100,000 a $10,031,000 non-performing first mortgage loan. The loan is collateralized by an 118,200 square foot office building referred to as the Crossroads II at Meridian, located in Englewood, Colorado, a suburb of Denver. This loan is in default and the Trust has commenced foreclosure on the property with a foreclosure sale expected to occur in the fourth quarter of 2010.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

Deer Valley Medical Center, Deer Valley, Arizona – First Mortgage Loan - On June 28, 2010 we through WRT-DV LLC (“WRT-DV”), a newly formed wholly owned subsidiary, acquired for $10,257,000 a $20,491,000 non-performing first mortgage loan. The loan is collateralized by a newly constructed 85,600 square foot office building with its own 4-story enclosed parking garage referred to as the Deer Valley Medical Center located in Deer Valley, Arizona, a suburb of Phoenix. In connection with the purchase of the building, WRT-DV also assumed a tenant improvement capital obligation not to exceed $2,500,000 with respect to the lease with a division of United Healthcare.  This loan was in maturity default and the property was foreclosed on August 6, 2010.  In July 2010, WRT-DV admitted Fenway VI LLC (“Fenway”), an unrelated third party, as a member.  Pursuant to the terms of the operating agreement, we receive a priority return on $7.9 million of our invested capital, with the balance of the capital being allocated 96.5% to us and 3.5% to Fenway.  We have effectively all control rights with respect to WRT-DV.

Riverside Shopping Center, Riverside, California – On June 28, 2010 we and Retail Opportunity Investment Corp. (“ROIC”) each contributed $7,800,000 and formed a 50%-50% joint venture entity which acquired at par a 12% $15,600,000 B participation in a performing $70,000,000 first mortgage loan.  The first mortgage loan is collateralized by a 405,000 square foot retail center located in Riverside, California and matures on December 1, 2012.  The B participation is subordinate to $54,400,000 A participation.

Subsequent to the quarter ended June 30, 2010 the following transactions occurred.

1701 E. Woodfield Road, Schaumburg,, Illinois – First Mortgage Loan - On July 1, 2010 we acquired for $8,200,000 a $10,200,000 performing first mortgage loan collateralized by a 174,400 square foot office building located at 1701 E. Woodfield Road, Schaumburg, Illinois, a suburb of Chicago. The property is currently part of our Marc Realty joint venture.  Simultaneously with the acquisition of this loan, the venture made a principal payment on the loan of $3,200,000 (50% of which was contributed by each of us and Marc Realty) and the loan was modified to reduce the balance to $5,000,000, which bears interest at 8% per annum and matures on July 1, 2011.

500-512 Seventh Avenue, New York, New York – B Note Participation  On July 9, 2010 we acquired for $19,825,000 a $23,499,000 performing B Note participation interest collateralized by a 1,188,000 square foot office building located at 500-512 Seventh Avenue, New York, New York. Our B Note participation is subordinate to a $253,670,000 A Note. This loan bears interest at 10.9% and matures on July11, 2016.

On August 4, 2010, we sold a 50% pari passu participation interest in the B Note for a purchase price of $9,859,000 which represented one-half of the purchase price paid by us for the B Note less one-half of any principal payments received by us prior to the sale of the participation interest.

Scripps Center, Costa Mesa, California – Rake Bonds – On July 16, 2010 we acquired two rake bonds with a face amount of $2,273,000 for $1,200,000.  The rake bonds are subordinate to $17,715,000 of senior debt all of which is secured by a 229,000 square foot office complex in Costa Mesa, California.

San Marbeya Apartments, Tempe, Arizona-First Mortgage Loan- On July 23, 2010 we acquired for $26,990,000 a $31,106,000 performing first mortgage loan.  The loan is collateralized by a 276 unit apartment complex referred to as San Marbeya Apartments located in Tempe, Arizona.  The loan has a blended interest rate of 5.88% and matures on January 1, 2015.

Peter Cooper Village/Stuyvesant Town, New York, New York – Mezzanine Loans - On August 6, 2010, we acquired in a joint venture with affiliates of Pershing Square Capital Management, L.P. (“Pershing Square”) 100% of the $300,000,000 face amount of Mezzanine Loans 1, 2, and 3, (the “Mezz Loans”) which are indirectly secured by Peter Cooper Village/Stuyvesant Town.  The joint venture, which is owned 22.5% by us and 77.5% by Pershing Square, acquired the Mezz Loans for a purchase price of $45,000,000.  The Mezz Loans represent the senior-most mezzanine loan interests in the property.  They, along with the $3 billion first mortgage loan secured by the property, are currently in default.  Peter Cooper Village/Stuyvesant Town is an 11,227 unit apartment complex consisting of 56 buildings, comprising approximately 10,300,000 of net rentable square feet on 80 acres in New York City.  In addition to the residential component, the complex contains approximately 100,000 square feet of retail space, approximately 20,000 square feet of professional office space, and six parking garages with 2,260 licensed spaces totaling approximately 400,000 square feet.  The joint venture has initiated foreclosure on the equity interests in the property’s owner.

Debt Maturities

At June 30, 2010, our balance sheet contains mortgage debt payable of $213,375,000. During the second quarter of 2010 we extended the KeyBank Loan with a balance of $23,150,000 at June 30, 2010 which is collateralized by 14 properties through June 2011. As of June 30, 2010 we have no debt outstanding that is maturing in 2010.

We have a $35,000,000 line of credit with KeyBank pursuant to which we can borrow on a revolving basis.  The revolving credit line matures December 16, 2010 with our option to extend the term for an additional year.  At June 30, 2010 there were no amounts outstanding under the facility. In July we drew down $25,450,000 in connection with new loan acquisitions.

We continually evaluate our debt maturities and, based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

Operating Properties

During 2010 we expect that our operating property portfolio, which consists of 39 properties containing 8.3 million square feet, will continue to have leasing and expense containment issues.

During the quarter ended June 30, 2010 we made no property acquisitions although it is likely we will become equity holders in the collateral of certain of our recently acquired loan assets.  There were no dispositions of operating properties during the current quarter.

Consolidated Operating Properties - At June 30, 2010 our consolidated operating properties were 95% leased compared to 96% at March 31, 2010. The decrease of 1% is primarily the result of lower occupancy at our River City property located in Chicago, Illinois and at one of our Lisle, Illinois properties. The remaining properties’ occupancy remains stable.

Assets Held for Sale - Operating Property - In 2009 the tenant at our Athens, Georgia retail property notified us that it was exercising its right to purchase the property at the expiration of the current lease term.  In accordance with the lease, the purchase price is equal to the fair market value of the property at the time of sale.  We and the tenant have each engaged independent third parties to determine the fair market value of the property.  In May 2010 the results of the appraisal process was completed. As a result of the final appraisal, during the three months ended June 30, 2010, a $1,000,000 impairment charge was recorded based on the updated fair market value of the property.

During the quarter ended June 30, 2010, we identified an error in our year ended December 31, 2009 allocation of fair value attributable to the building component of our Athens, Georgia property which was assessed for impairment in connection with the reclassification as held for sale and the presentation in discontinued operations.  As a result, net loss was understated by approximately $700,000 for the year ended December 31, 2009.  We have determined that this amount is not material to the year ended December 31, 2009 or the quarter ended June 30, 2010.  As such, a charge of approximately $700,000 has been recorded in the consolidated statement of operations within discontinued operations as an out of period adjustment in the second quarter of 2010.  There was no impact on cash flow from operations for the quarter ended June 30, 2010.

Equity Investments in Operating Properties

Sealy - As of June 30, 2010, we continue to hold equity interests in three real estate ventures with Sealy & Co which have an aggregate of approximately 2.1 million rentable square feet consisting of 18 office flex buildings and 13 light distribution and service center properties. The investment properties are located in Northwest Atlanta, Georgia, Atlanta, Georgia and Nashville, Tennessee and had occupancies of 71%, 69% and 89%, respectively, at June 30, 2010.  This compares to occupancy of 70%, 80%, and 86% at March 31, 2010.  Occupancy rates include all signed leases, including those undergoing tenant improvements.  With respect to the Atlanta, Georgia property, the decline in occupancy was due to the loss of a single tenant.  Our Northwest Atlanta, Georgia property continues to have historically low occupancy but is performing in line with the market and we have not lost any tenants to competing properties.  Finally, our Nashville, Tennessee property has experienced an increase in occupancy as several competitors continue to suffer from flood damage.  The properties are being aggressively marketed for lease.  Although reporting a loss of $628,000 and $1,231,000 for the three and six months ended June 30, 2010 due primarily to depreciation and amortization, the properties generated sufficient cash flow to service debt and meet capital expenditure needs.  We received cash distributions from operations of $210,000 and $314,000 for the three and six months ended June 30, 2010, respectively.

The Sealy properties have $139,750,000 of mortgage debt with no maturities until January 2012.

Marc Realty - As of June 30, 2010, we, together with Marc Realty, held equity interests in 12 properties which consist of an aggregate of approximately 1,977,000 rentable square feet of office and retail space which were 83.5% occupied at June 30, 2010 and March 31, 2010.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

Five downtown Chicago properties contain approximately 959,000 rentable square feet of the aggregate Marc Realty portfolio and accounted for $37,473,000 of our June 30, 2010 carrying value.  These five properties had occupancy of 86.8% at June 30, 2010, compared to 89.2% occupancy at March 31, 2010.  They offer significant stability to our overall investment due to their size, locality, tenant composition and consistent results during times of difficult market conditions.  The balance of the portfolio, representing seven properties and $23,527,000 of our June 30, 2010 carrying value, contain approximately 1,018,000 square feet.  This part of the portfolio is located in the Chicago suburbs and was 80.4% occupied at June 30, 2010 compared to 78.1% occupied at March 31, 2010.

The Marc Realty properties are encumbered with $92,288,000 of mortgage debt currently, with no debt maturing in 2010, $29,860,000 maturing in 2011 and the remainder in 2012 or later.

REIT Securities

We have had significant returns from our REIT securities after having invested approximately $71,867,000 since the fourth quarter of 2008.  Because of our view of the market, we have reduced our investment activity in REIT securities and are now realizing those returns through the sale of the securities.  Accordingly, during the quarter ended June 30, 2010 we sold securities on which we had previously recognized unrealized gains of approximately $551,000, generating net proceeds of approximately $1,767,000 and recorded realized gains of $78,000 on the sales.  Additionally, during the quarter we recognized unrealized losses of $750,000 on our remaining REIT securities.

Subsequent to June 30, 2010 we sold our REIT debenture securities for total proceeds of $15,818,000.

Liquidity and Capital Resources

At June 30, 2010, we held $37,913,000 in unrestricted cash and cash equivalents and $43,754,000 in equity and debt REIT securities.  In addition, in July 2010 we drew $25,450,000 on our $35,000,000 revolving line of credit.

We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in the short term. We anticipate that cash on hand, borrowings under our credit facility, and issuance of equity and debt securities will provide the necessary capital required for our future investment and financing activities.  As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are unable to reinvest all of our operating cash flow and are dependent on raising capital through equity and debt issuances or forming ventures with investors to obtain funds with which to expand our business.

Our primary sources of funds include:

•	the use of cash and cash equivalents;
•	rents and reimbursements received from our operating properties;
•	payments received under our loan assets;
•	the issuance of equity and debt securities;
•	interest and dividends received from investments in REIT securities;
•	cash distributions from joint ventures;
•	borrowings under our credit facility; and
•	asset specific borrowings.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

Cash Flows

Our liquidity based upon cash and cash equivalents decreased by approximately $28,580,000 from $66,493,000 at December 31, 2009 to $37,913,000 at June 30, 2010.

Our cash flow activities for the six months ended June 30, 2010 are summarized as follows (in thousands):

Net cash flow provided by operating activities	$11,869
Net cash flow used in investing activities	(32,813)
Net cash flow used in financing activities	(7,636)
Decrease in cash and cash equivalents	$(28,580)

Operating Activities

For the six months ended June 30, 2010, our operating activities generated net income of $9,201,000 and positive cash flow of $11,869,000.  Our cash provided by operations reflects our net income adjusted by: (i) non-cash items of $2,966,000; (ii) $2,483,000 of distributions from non-consolidated interests; and (iii) a net decrease due to changes in other operating assets and liabilities of $2,781,000.  See our discussion of Results of Operations below for additional details on our operations.

Investing Activities

Cash used in investing activities of $32,813,000 for the six months ended June 30, 2010 was comprised primarily of the following:

•	$24,896,000 for the acquisition of three new loans receivable;
•	$7,800,000 for investment in our Riverside loan joint venture;
•	$5,073,000 for investment in our Marc Realty equity investments;
•	$2,113,000 to fund a tenant improvement escrow for the Deer Valley Medical Center;
•	$1,856,000 for purchases of securities carried at fair value;
•	$1,753,000 for investment in capital and tenant improvements at our operating properties; and
•	$1,555,000 for additional loan advances on the 160 Spear and 180 North Michigan properties.

These uses of cash flow were offset primarily by:

•	$13,174,000 in proceeds from the sale of securities carried at fair value; and
•	$3,000,000 in proceeds from the sale at par value of the Siete Square A Participation;

Financing Activities

Cash used in financing activities of $7,636,000 for the six months ended June 30, 2010 was comprised primarily of the following:

•	$6,746,000 for dividend payments on our Common Shares;
•	$3,392,000 for mortgage loan repayments; and
•	$279,000 for dividend payments on our Series C Preferred Shares.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

Common Share Dividends

In paying dividends we seek to have our quarterly dividends track cash flow from operations.  While we intend to continue paying dividends each quarter, they will depend on the actual cash flow, financial condition, capital requirements, utilization of available capital losses and net operating loss carry forwards, distribution requirements for REITs under the Internal Revenue Code, and such other factors as our Board of Trustees deem relevant.   Subject to the foregoing, we expect to continue distributing our current cash flow from operations after reserving normal and customary amounts thereby allowing us to maintain adequate capital reserves.   In addition, when deemed prudent or necessitated by applicable distribution requirements for REITs under the Internal Revenue Code, we may make one or more special distributions during any particular year.  Additionally, during a favorable investing environment, we expect that we will utilize our carry forward capital losses to shelter gains from the disposition of our assets so we may use the proceeds for investment.  We expect to continue applying these standards with respect to our dividends on a quarterly basis which could cause the dividends to increase or decrease depending on these various factors.

We paid a quarterly dividend of $0.1625 per Common Share for the fourth quarter of 2009 in January 2010, for the first quarter of 2010 in April 2010 and for the second quarter of 2010 in July 2010.

Results of Operations

Our results are discussed below by business segment:

➢	Operating Properties – our wholly and partially owned operating properties including from and after July 1, 2009, our 12 Marc Realty equity investments;
➢	Loan Assets – our senior and mezzanine real estate loans as well as commercial mortgage-backed securities including, prior to July 1, 2009, our Marc Realty equity investments;
➢	REIT Securities – our ownership of equity and debt securities in other real estate investment trusts; and
➢	Corporate – non-segment specific results which include interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our assets by business segment (in thousands):

	June 30, 2010	December 31, 2009

Operating properties	$314,831	$313,682
Loan assets	73,925	31,774
REIT securities	43,754	52,597
Corporate
Cash and cash equivalents	37,913	66,493
Restricted cash	8,574	9,504
Other assets	15,416	19,142
Total Assets	$494,413	$493,192

The decrease in REIT securities was primarily the result of the sale of securities carried at fair value for proceeds of $13,174,000.

The increase in loan assets was due primarily to our $32,697,000 investment to acquire four loans during the second quarter of 2010 and an additional $4,100,000 of deposits made on two loan acquisitions which were consummated in July 2010.

The decrease in other assets resulted primarily from a $2,689,000 reduction in accounts receivable and prepaid expenses and a $907,000 reduction in assets of discontinued operations.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

Comparison of Six Months ended June 30, 2010 versus Six Months ended June 30, 2009

The following table summarizes our results from continuing operations by business segment for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009

Operating properties (1)	$2,195	$2,358
Loan assets (1)	8,448	(102,599)
REIT securities	4,063	6,714
Corporate income (expenses)	(4,729)	302
Income (loss) from continuing operations	$9,977	$(93,225)

(1)
As of July 1, 2009, in restructuring our preferred equity investment in Marc Realty, 12 of our investments in the Marc Realty portfolio were classified as equity investments and are included in the operating properties segment.

Operating Properties

The following table summarizes results from continuing operations for our operating properties business segment for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009

Rents and reimbursements	$19,156	$20,760
Operating expenses	(3,781)	(3,502)
Real estate taxes	(1,060)	(1,294)
Equity in loss of Sealy Northwest Atlanta	(349)	(242)
Equity in loss of Sealy Airpark Nashville	(433)	(572)
Equity in loss of Sealy Newmarket	(449)	(363)
Equity in income of Marc Realty investments	307	-
Operating income	13,391	14,787

Depreciation and amortization expense	(4,796)	(5,485)
Interest expense	(6,400)	(6,944)
Net income	$2,195	$2,358

Operating income from our operating properties, which we define as all items of income and expense directly   derived from or incurred by this business segment before depreciation, amortization and interest expense, decreased by $1,396,000 over the prior year period.  The decrease was due primarily to:

•
a decrease of $491,000 in rents and reimbursements at our Andover, Massachusetts property due to the expiration of the lease in place at December 31, 2009.  This space was leased effective March 18, 2010;

•
a decrease of $340,000 in rents and reimbursements from our net lease portfolio due to the reduced rent pursuant to a restructuring and 10-year extension of the lease for our Plantation, Florida property as of April 1, 2009;

•
A decrease of $188,000 in rents and reimbursements at our Chicago, Illinois (Ontario) property due to an approximate 4% decrease in average occupancy for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009;

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

•
a decrease of $177,000 in rents and reimbursements at our Jacksonville, Florida property due to the loss of two tenants in 2009 who occupied approximately 80% of the property. This space was leased effective February 1, 2010;

•
a decrease of $410,000 in rents and reimbursements from two of our Lisle, Illinois properties due to an approximate 18.8% decrease in average occupancy at one of the properties and an approximate 12.4% decrease at the other property for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009;

•	$248,000 and $130,000 of operating expenses incurred during 2010 at our Burlington, Vermont and Andover, Massachusetts properties, respectively, which were net leased during 2009;
•	$180,000 of expenses incurred at our Churchill, Pennsylvania property in 2010; and
•
a $54,000 increase in losses from our Sealy equity investments due primarily to a $107,000 increase in loss related to the Northwest Atlanta, office complex which experienced a 12% decrease in occupancy at June 30, 2010 from June 30, 2009.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  We received cash distributions of $314,000 from the Sealy equity investments for the six months ended June 30, 2010.

Partially offset by:

•	a $351,000 bad debt recovery at our Burlington, Vermont property with respect to a tenant bankruptcy claim; and
•
Income of $307,000 in 2010 representing our share of operations from our 12 Marc Realty equity investments for the six months ended June 30, 2010.  We received cash distributions of $1,940,000 from the Marc Realty equity investments during the six months ended June 30, 2010.

Depreciation and amortization expense decreased by $689,000 primarily as a result of values assigned to leases in place at the time of acquisition being fully amortized during 2009.  Also, during 2010 interest expenses related to our operating properties decreased by $544,000 primarily as a result of normal amortization of mortgage loans payable.

Loan Assets

The following table summarizes results from our loan assets business segment for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009

Interest income	$5,299	$1,207
Equity in earnings (loss) of preferred equity investment of Marc Realty	168	(8)
Impairment loss on preferred equity investment	-	(2,186)
Equity in loss of Lex-Win Concord	-	(67,565)
Impairment loss of Lex-Win Concord	-	(31,670)
Unrealized gain on loan securities carried at fair value	3,012	-
Equity in income of ROIC Riverside	5	-
Unrealized loss on available for sale loans	-	(203)
Provision for loss on loan receivable	-	(2,152)
Operating income (loss)	8,484	(102,577)

General and administrative expense	(36)	(22)
Net income (loss)	$8,448	$(102,599)

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative expense, increased by $111,061,000 from a loss of $102,577,000 for the six months ended June 30, 2009 to income of $8,484,000 for the six months ended June 30, 2010.  The increase was due primarily to:

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

•
a $99,235,000 reduction in losses recognized on our equity investment in Lex-Win Concord.  Our equity investment in Lex-Win Concord was written down to zero as of June 30, 2009.  We had no income or loss recognition for this investment for the six months ended June 30, 2010;

•
a $4,092,000 increase in interest income due primarily to $4,809,000 recognized on loan assets acquired subsequent to June 30, 2009 which was partially offset by a reduction of $696,000 of interest on our tenant improvement and capital expenditure loans related to the Marc Realty investments which are now reported in the operating properties segment as of July 1, 2009;

•	a $3,012,000 unrealized gain on loan securities carried at fair value recognized in the six months ended June 30, 2010; and
•	a $2,362,000 increase in earnings from our preferred equity investment in Marc Realty.

REIT Securities

The following table summarizes results from our REIT securities business segment for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009

Interest and dividends	$1,500	$2,759
Gain on sale of securities carried at fair value	773	2,598
Unrealized gain on securities carried at fair value	1,790	1,432
Operating income	4,063	6,789

Interest expense	-	(75)
Net income	$4,063	$6,714

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, decreased by $2,726,000 from $6,789,000 for the six months ended June 30, 2009 to $4,063,000 for the six months ended June 30, 2010.  The decrease was due primarily to:

•	a $1,259,000 decrease in interest and dividend income primarily due to the sale of various securities; and
•	a $773,000 realized gain on the sale of securities carried at fair value for the six months ended June 30, 2010 as compared to a gain of $2,598,000 recognized in the same period last year.

Partially offset by:

•	a $358,000 increase in unrealized gain on securities carried at fair value.

Corporate

The following table summarizes results from our corporate business segment for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009

Interest income	$77	$114
General and administrative	(3,789)	(3,295)
Interest expense	(917)	(1,557)
Gain on extinguishment of debt	-	5,237
State and local taxes	(100)	(197)
Operating income (loss)	$(4,729)	$302

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

The decrease in operating income from corporate operations for the comparable periods was due primarily to:

•	a $5,237,000 gain on early extinguishment of debt recognized in 2009 resulting from our January 2009 purchase of 917,105 of Series B-1 Preferred Shares at a discount to their liquidation value; and
•	a $494,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $658,000;

Partially offset by:

•	a $640,000 decrease in corporate interest expense due to lower aggregate payments in 2010 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2010.

State income taxes were $100,000 and $197,000 for the six months ended June 30, 2010 and 2009, respectively, due primarily to our estimate of taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carry forwards, where applicable.

Discontinued Operations

Discontinued operations consists of our Athens, Georgia retail property where the tenant notified us of its intent to exercise its purchase option at the expiration of the current lease term and our apartment complex in Kansas City, Kansas which was foreclosed in December 2009.

During the quarter ended June 30, 2010, we identified an error in our year ended December 31, 2009 allocation of fair value attributable to the building component of our Athens, Georgia property which was assessed for impairment in connection with the reclassification as held for sale and the presentation in discontinued operations.  As a result, net loss was understated by approximately $700,000 for the year ended December 31, 2009.  We have determined that this amount is not material to the year ended December 31, 2009 or the quarter ended June 30, 2010.  As such, a charge of approximately $700,000 has been recorded in the consolidated statement of operations within discontinued operations as an out of period adjustment in the second quarter of 2010.  There was no impact on cash flow from operations for the quarter ended June 30, 2010

Loss from discontinued operations increased by $708,000 from $68,000 for the six months ended June 30, 2009 to $776,000 for the six months ended June 30, 2010.

The operations of the foregoing properties are classified as discontinued operations for all periods presented.

Comparison of Three Months ended June 30, 2010 versus Three Months ended June 30, 2009

The following table summarizes our results from continuing operations by business segment for the three months ended June 30, 2010 and 2009 (in thousands):

	2010	2009

Operating properties (1)	$1,436	$1,040
Loan assets (1)	6,526	(85,883)
REIT securities	81	16,650
Corporate income (expenses)	(2,394)	(2,787)
Income (loss) from continuing operations	$5,649	$(70,980)

(2)
As of July 1, 2009, in restructuring our preferred equity investment in Marc Realty, 12 of our investments in the Marc Realty portfolio were classified as equity investments and are included in the operating properties segment.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

Operating Properties

The following table summarizes results from continuing operations for our operating properties business segment for the three months ended June 30, 2010 and 2009 (in thousands):

	2010	2009

Rents and reimbursements	$9,636	$10,105
Operating expenses	(1,822)	(1,643)
Real estate taxes	(340)	(621)
Equity in loss of Sealy Northwest Atlanta	(174)	(204)
Equity in loss of Sealy Airpark Nashville	(224)	(314)
Equity in loss of Sealy Newmarket	(230)	(177)
Equity in income of Marc Realty investments	231	-
Operating income	7,077	7,146

Depreciation and amortization expense	(2,434)	(2,634)
Interest expense	(3,207)	(3,472)
Net income	$1,436	$1,040

Operating income from our operating properties for the three months ended June 30, 2010 decreased by $69,000 over the prior year period.  The decrease was due primarily to:

•
a decrease of $122,000 in rents and reimbursements at our Andover, Massachusetts property due to the expiration of the lease in place at December 31, 2009.  This space was leased effective March 18, 2010;

•
A decrease of $129,000 in rents and reimbursements at our Chicago, Illinois (Ontario) property due to an approximate 5% decrease in average occupancy for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009;

•
a decrease of $280,000 in rents and reimbursements from two of our Lisle, Illinois properties due to an approximate 22.9% decrease in average occupancy at one of the properties and an approximate 13.8% decrease at the other property for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009;

•	$128,000 and $33,000 of operating expenses incurred during 2010 at our Burlington, Vermont and Andover, Massachusetts properties, respectively, which were net leased during 2009; and
•	$174,000 of expenses incurred at our Churchill, Pennsylvania property in 2010.

Partially offset by:

•	a $351,000 bad debt recovery at our Burlington, Vermont property with respect to a tenant bankruptcy claim;
•
income of $231,000 in 2010 representing our share of operations from our 12 Marc Realty equity investments for the three months ended June 30, 2010.  We received cash distributions of $1,454,000 from the Marc Realty equity investments during the three months ended June 30, 2010, and

•
a $67,000 decrease in losses from our Sealy equity investments due primarily to a $90,000 decrease in loss related to our Nashville, Tennessee office complex primarily as a result of decreased operating expenses for the three months ended June 30, 2010 as compared to the three month ended June 30, 2009.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  We received cash distributions of $210,000 from the Sealy equity investments for the three months ended June 30, 2010.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

Depreciation and amortization expense decreased by $200,000 primarily as a result of values assigned to leases in place at the time of acquisition being fully amortized during 2009.  Also, during 2010 interest expenses related to our operating properties decreased by $265,000 primarily as a result of normal amortization of the mortgage loans payable.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

Loan Assets

The following table summarizes results from our loan assets business segment for the three months ended June 30, 2010 and 2009 (in thousands):

	2010	2009

Interest income	$2,837	$829
Equity in earnings (loss) of preferred equity investment of Marc Realty	85	(1,023)
Impairment loss on preferred equity investment	-	(2,186)
Equity in loss of Lex-Win Concord	-	(49,884)
Impairment loss of Lex-Win Concord	-	(31,670)
Unrealized gain on loan securities carried at fair value	3,625	-
Equity in income of ROIC Riverside	5	-
Unrealized loss on available for sale loans	-	(203)
Provision for loss on loan receivable	-	(1,724)
Operating income (loss)	6,552	(85,861)

General and administrative expense	(26)	(22)
Net income (loss)	$6,526	$(85,883)

Operating income from loan assets increased by $92,413,000 from a loss of $85,861,000 for the three months ended June 30, 2009 to income of $6,552,000 for the three months ended June 30, 2010.  The increase was due primarily to:

•
a $81,554,000 reduction in losses recognized on our equity investment in Lex-Win Concord.  Our equity investment in Lex-Win Concord was written down to zero as of June 30, 2009.  We had no income or loss recognition for this investment for the three months ended June 30, 2010;

•	a $3,625,000 unrealized gain on loan securities carried at fair value recognized during the three months ended June 30, 2010;
•
a $2,008,000 increase in interest income due primarily to $2,361,000 recognized on loan assets acquired subsequent to June 30, 2009 which was partially offset by a reduction of $349,000 of interest on our tenant improvement and capital expenditure loans related to the Marc Realty investments which are now reported in the operating properties segment as of July 1, 2009; and

•	a $3,294,000 increase in earnings from our preferred equity investment in Marc Realty.

REIT Securities

The following table summarizes results from our REIT securities business segment for the three months ended June 30, 2010 and 2009 (in thousands):
	2010	2009

Interest and dividends	$753	$1,385
Gain on sale of securities carried at fair value	78	2,685
Unrealized gain (loss) on securities carried at fair value	(750)	12,580
Operating income	81	16,650

Interest expense	-	-
Net income	$81	$16,650

Operating income from REIT securities decreased by $16,569,000 from $16,650,000 for the three months ended June 30, 2009 to $81,000 for the three months ended June 30, 2010.  The decrease was due primarily to:

•	a $13,330,000 decrease in unrealized gain on securities carried at fair value;

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

•	a $632,000 decrease in interest and dividend income primarily due to the sale of certain securities; and
•	a $78,000 realized gain on the sale of securities carried at fair value for the three months ended June 30, 2010 as compared to a gain of $2,685,000 recognized in the same period last year.

Corporate

The following table summarizes results from our corporate business segment for the three months ended June 30, 2010 and 2009 (in thousands):

	2010	2009

Interest income	$40	$42
General and administrative	(1,890)	(1,853)
Interest expense	(459)	(829)
State and local taxes	(85)	(147)
Operating income (loss)	$(2,394)	$(2,787)

The decrease in operating loss from corporate operations for the comparable periods was due primarily to:

•	a $370,000 decrease in corporate interest expense due to lower aggregate payments in 2010 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2010.

State income taxes were $85,000 and $147,000 for the three months ended June 30, 2010 and 2009, respectively, due primarily to our estimate of taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carry forwards, where applicable.

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

Our liabilities include both fixed and variable rate debt.  As discussed in Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations, we seek to limit our risk to interest rate fluctuations through match financing on our loan assets as well as through hedging transactions.  In this regard, we entered into the following agreements:

•
We entered into an interest rate swap agreement, with a notional amount of $20,000,000, which commenced June 30, 2010 and will expire June 30, 2011 which effectively converts the interest rate on that portion of principal from a floating rate of 1.75% to a fixed rate of 2.675%.

The fair value of our debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value of $213,375,000 at June 30, 2010 and $216,767,000 at December 31, 2009 by approximately $15,036,000 at June 30, 2010 and approximately $25,704,000 at December 31, 2009.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at June 30, 2010 (in thousands):

	Change in LIBOR(2)
	-0.35%	1%	2%	3%

Change in consolidated interest expense	$(11)	$31	$63	$94
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(27)	77	210	398
(Increase) decrease in net income	$(38)	$108	$273	$492

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty equity investments. The amount does not reflect our equity investment in Concord which has been written down to zero.
(2)	The one-month LIBOR rate at June 30, 2010 was 0.35%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.  In addition, our variable rate loan assets with a face value aggregating $32,504,000 outstanding as of June 30, 2010 and December 31, 2009, partially mitigate our exposure to change in interest rates.

Market Value Risk

Our hedge transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract.  At the present time, the one counterparty of these arrangements is KeyBank.  We do not anticipate that this counterparty will fail to meet its obligations.  There can be no assurance that we will adequately protect against the foregoing risks and that we will ultimately realize an economic benefit.

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

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: August 9, 2010	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: August 9, 2010	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2010

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
FORM 10-Q JUNE 30, 2010

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
FORM 10-Q JUNE 30, 2010

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
FORM 10-Q JUNE 30, 2010

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