Form 10-Q
period 2010-09-30
Winthrop Realty Trust
filed 2010-11-08
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2010
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

As of November 1, 2010 there were 27,030,286 Common Shares of Beneficial Interest outstanding.

INDEX

Item 1. Financial Information
WINTHROP REALTY TRUST
FORM 10-Q – SEPTEMBER 30, 2010
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)	(unaudited)
ASSETS
Investments in real estate, at cost
Land	$21,460	$20,659
Buildings and improvements	236,500	228,419
	257,960	249,078
Less: accumulated depreciation	(34,416)	(31,269)
Investments in real estate, net	223,544	217,809

Cash and cash equivalents	102,919	66,493
Restricted cash held in escrows	8,889	9,505
Loans receivable, net	77,964	26,101
Accounts receivable, net of allowances of $293 and $565, respectively	12,560	14,559
Securities carried at fair value	29,893	52,394
Loan securities carried at fair value	6,454	1,661
Available for sale securities, net	-	203
Preferred equity investment	3,972	4,012
Equity investments	92,691	73,207
Lease intangibles, net	24,496	22,666
Deferred financing costs, net	1,217	1,495
Assets held for sale	3,096	3,087
TOTAL ASSETS	$587,695	$493,192

LIABILITIES
Mortgage loans payable	$211,773	$216,767
Series B-1 Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference; 852,000 shares authorized and outstanding at September 30, 2010 and December 31, 2009	21,300	21,300
Revolving line of credit	25,450	-
Accounts payable and accrued liabilities	9,852	7,401
Dividends payable	4,424	3,458
Deferred income	33	48
Below market lease intangibles, net	2,348	2,849
TOTAL LIABILITIES	275,180	251,823

COMMITMENTS AND CONTINGENCIES

NON-CONTROLLING REDEEMABLE PREFERRED INTEREST
Series C Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference, 144,000 and 544,000 shares authorized and outstanding at September 30, 2010 and December 31, 2009, respectively	3,221	12,169
Total non-controlling redeemable preferred interest	3,221	12,169

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Common Shares, $1 par, unlimited shares authorized; 26,981,888 and 20,375,483 issued and outstanding at September 30, 2010 and December 31, 2009, respectively
	26,982	20,375
Additional paid-in capital	569,121	498,118
Accumulated distributions in excess of net income	(300,219)	(301,317)
Accumulated other comprehensive loss	(93)	(87)
Total Winthrop Realty Trust Shareholders’ Equity	295,791	217,089
Non-controlling interests	13,503	12,111
Total Equity	309,294	229,200
TOTAL LIABILITIES AND EQUITY	$587,695	$493,192

See Notes to Consolidated Financial Statements and refer to Note 18 for information regarding variable interest entities (VIEs) including VIEs for which the Trust is the primary beneficiary.

WINTHROP REALTY TRUST
FORM 10-Q –SEPTEMBER 30, 2010
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rents and reimbursements	$9,298	$10,140	$28,162	$30,609
Interest and dividends	4,948	2,496	11,747	6,462
	14,246	12,636	39,909	37,071
Expenses
Property operating	1,812	1,990	5,585	5,492
Real estate taxes	952	674	2,012	1,968
Depreciation and amortization	2,393	2,598	7,092	7,987
Interest	3,809	4,169	11,126	12,745
Provision for loss on loans receivable	-	-	-	2,152
General and administrative	2,300	1,820	6,123	5,137
State and local taxes	7	14	107	211
	11,273	11,265	32,045	35,692
Other income (loss)
Earnings (loss) from preferred equity investments	85	86	253	(2,108)
Equity in (loss) earnings of equity investments	(409)	211	(1,328)	(100,201)
Realized gain (loss) on sale of securities carried at fair value	(185)	676	588	3,274
Unrealized gain on securities carried at fair value	2,490	12,578	4,280	14,010
Impairment loss on real estate loan available for sale	-	-	-	(203)
Gain on extinguishment of debt	-	445	-	5,682
Unrealized gain on loan securities carried at fair value	581	-	3,593	-
Interest income	17	31	94	145
	2,579	14,027	7,480	(79,401)

Income (loss) from continuing operations	5,552	15,398	15,344	(78,022)

Discontinued operations
Income (loss) from discontinued operations	(1,569)	74	(2,160)	201

Consolidated net income (loss)	3,983	15,472	13,184	(77,821)
Income attributable to non-controlling interest	(175)	(315)	(595)	(651)
Net income (loss) attributable to Winthrop Realty Trust	3,808	15,157	12,589	(78,472)
Income attributable to non-controlling redeemable preferred interest	(59)	-	(230)	-
Net income (loss) attributable to Common Shares	$3,749	$15,157	$12,359	$(78,472)

Comprehensive income (loss)
Consolidated net income (loss)	$3,983	15,472	$13,184	$(77,821)
Change in unrealized gain on available for sale securities	-	10	2	21
Change in unrealized gain (loss) on interest rate derivative	(20)	141	(8)	406
Change in unrealized loss from equity investments	-	-	-	26,174
Comprehensive income (loss)	$3,963	$15,623	$13,178	$(51,220)

Per Common Share data - Basic
Income (loss) from continuing operations	$0.25	$0.90	$0.69	$(4.97)
Income (loss) from discontinued operations	(0.07)	-	(0.10)	0.01
Net income (loss) attributable to Winthrop Realty Trust	$0.18	$0.90	$0.59	$(4.96)

Per Common Share data - Diluted
Income (loss) from continuing operations	$0.25	$0.90	$0.69	$(4.97)
Income (loss) from discontinued operations	(0.07)	-	(0.10)	0.01
Net income (loss) attributable to Winthrop Realty Trust	$0.18	$0.90	$0.59	$(4.96)

Basic Weighted-Average Common Shares	21,412	15,855	21,064	15,828
Diluted Weighted-Average Common Shares	21,414	15,855	21,499	15,828

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q – SEPTEMBER 30, 2010
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands)

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total

Balance, December 31, 2009	20,375	$20,375	$498,118	$(301,317)	$(87)	$12,111	$229,200

Net income attributable to Winthrop Realty Trust	-	-	-	12,589	-	-	12,589
Net income attributable to non-controlling interests	-	-	-	-	-	595	595
Distributions to non-controlling interests	-	-	-	-	-	(240)	(240)
Contributions from non-controlling interests	-	-	-	-	-	1,037	1,037
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.4875 per share)	-	-	-	(11,261)	-	-	(11,261)
Dividends paid or accrued on Series C Preferred Shares ($1.21875 per share)	-	-	-	(230)	-	-	(230)
Change in unrealized gain on available for sale securities	-	-	-	-	2	-	2
Change in unrealized gain on interest rate derivatives	-	-	-	-	(8)	-	(8)
Conversion of Series C Preferred Shares to Common Shares	714	714	8,234	-	-	-	8,948
Stock issued pursuant to dividend reinvestment plan	143	143	1,652	-	-	-	1,795
Net proceeds from Common Share offering	5,750	5,750	61,117	-	-	-	66,867

Balance, September 30, 2010	26,982	$26,982	$569,121	$(300,219)	$(93)	$13,503	$309,294

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other
	of Beneficial Interest		Paid-In	In Excess of	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Net Income	Income	Interests	Total

Balance, December 31, 2008	15,754	$15,754	$460,956	$(213,284)	$(15,176)	$10,958	$259,208

Net loss attributable to Winthrop Realty Trust	-	-	-	(78,472)	-	-	(78,472)
Cumulative effect, change in accounting principle	-	-	-	11,647	(11,647)	-	-
Net income attributable to non-controlling interests	-	-	-	-	-	651	651
Distributions to non-controlling interests	-	-	-	-	-	(743)	(743)
Contributions from non-controlling interests	-	-	-	-	-	723	723
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.75 per share)	-	-	-	(11,875)	-	-	(11,875)
Change in unrealized gain on available for sale securities	-	-	-	-	21	-	21
Change in unrealized gain on interest rate derivatives	-	-	-	-	406	-	406
Change in unrealized loss from equity investments	-	-	-	-	26,174	-	26,174
Stock issued pursuant to dividend reinvestment plan	107	107	940	-	-	-	1,047

Balance, September 30, 2009	15,861	$15,861	$461,896	$(291,984)	$(222)	$11,589	$197,140

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q – SEPTEMBER 30, 2010
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$13,184	$(77,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	5,026	5,562
Amortization of lease intangibles	2,064	3,647
Straight-lining of rental income	378	(514)
(Earnings) loss of preferred equity investments	(253)	2,843
Distributions from preferred equity investments	293	2,291
Loss of equity investments	1,328	100,201
Distributions from equity investments	3,793	1,596
Restricted cash held in escrows	1,207	(1,009)
Gain on sale of securities carried at fair value	(588)	(3,274)
Unrealized gain on securities carried at fair value	(4,280)	(14,010)
Unrealized gain on loan securities carried at fair value	(3,593)	-
Impairment loss on real estate loan available for sale	-	203
Impairment loss on real estate held for sale	2,720	-
Gain on extinguishment of debt	-	(5,682)
Provision for loss on loan receivable	-	2,152
Tenant leasing costs	(2,477)	(2,081)
Bad debt recovery	(612)	(73)
Net change in interest receivable	(236)	(171)
Net change in accounts receivable	1,844	1,110
Loan discount accretion	(6,087)	(406)
Net change in accounts payable and accrued liabilities	771	(653)
Net cash provided by operating activities	14,482	13,911

Cash flows from investing activities
Issuance and acquisition of loans receivable	(83,572)	(15,501)
Investments in real estate	(3,003)	(1,301)
Investment in equity investments	(24,605)	(2,007)
Investment in real estate loan available for sale	-	(35,000)
Purchase of securities carried at fair value	(3,056)	(30,552)
Proceeds from preferred equity investments	-	60
Proceeds from sale of real estate loan available for sale	-	34,797
Proceeds from sale of securities carried at fair value	29,565	22,866
Proceeds from sale of available for sale securities	205	-
Proceeds from sale of loans receivable	12,876	-
Restricted cash held in escrows	(2,073)	2,647
Collection of loans receivable	14,900	10,980
Net cash used in investing activities	(58,763)	(13,011)

(Continued on next page)
See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q – SEPTEMBER 30, 2010
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands, continued)

	Nine Months Ended September 30,
	2010	2009
Cash flows from financing activities
Proceeds from mortgage loans payable	$-	$49
Proceeds from loan payable	-	19,818
Payment of loan payable	-	(19,818)
Proceeds from revolving line of credit	25,450	35,000
Payment of revolving line of credit	-	(35,000)
Principal payments of mortgage loans payable	(4,994)	(4,332)
Restricted cash held in escrows	1,482	3,970
Payments of note payable	-	(9,800)
Deferred financing costs	(165)	(61)
Contribution from non-controlling interest	1,037	723
Distribution to non-controlling interest	(240)	(743)
Issuance of Common Shares under Dividend Reinvestment Plan	1,795	1,047
Issuance of Common Shares through offering	66,867	-
Dividend paid on Common Shares	(10,187)	(13,844)
Dividend paid on Series C Preferred Shares	(338)	-
Redemption of Series B-1 Preferred Shares	-	(2,000)
Net cash provided by (used in) financing activities	80,707	(24,991)

Net increase (decrease) in cash and cash equivalents	36,426	(24,091)
Cash and cash equivalents at beginning of period	66,493	59,238
Cash and cash equivalents at end of period	$102,919	$35,147

Supplemental Disclosure of Cash Flow Information
Interest paid	$10,772	$12,624
Taxes paid	$98	$124

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$4,385	$3,965
Dividends accrued on Series C Preferred Shares	$39	$-
Capital expenditures accrued	$1,643	$190
Redemption of Series B-1 Preferred Shares	$-	$(17,081)
Deposit on redemption of Series B-1 Preferred Shares	$-	$17,081
Transfer of preferred equity investments to equity method investments	$-	$(41,823)
Transfer of loans to equity method investments	$-	$(15,805)
Transfer to equity method investments from loans and preferred equity investments	$-	$57,628
Transfer of loan assets to investments in real estate	$8,188	$-
Transfer of loan assets to investments in lease intangibles	$2,032	$-
Transfer to investments in real estate from loan assets	$(8,188)	$-
Transfer to lease intangibles from loan assets	$(2,032)	$-

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

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

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas:  (i) direct or indirect ownership of wholly and partially owned operating properties (“operating properties”); (ii) origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property (collectively “loan assets”), including collateral mortgage-backed securities, and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.  In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated financial statements represent the consolidated results of Winthrop, its wholly-owned taxable REIT subsidiary, WRT TRS Management Corp., the Operating Partnership, wholly-owned subsidiaries and certain partially-owned entities in which the Operating Partnership either (i) owns a controlling interest or (ii) is the primary beneficiary of a variable interest entity (“VIE”).  All significant intercompany amounts have been eliminated.  The Trust accounts for its investments in companies in which it has the ability to significantly influence, but does not have a controlling interest, by using the equity method of accounting.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year’s presentation.  The Trust’s retail properties in Athens, Georgia; Lafayette, Louisiana; Knoxville, Tennessee; and Sherman, Texas are included in discontinued operations for the three and nine month periods ended September 30, 2010 and 2009.  The Trust’s formerly owned Creekwood Apartments property in Kansas City, Kansas is included in discontinued operations for the three and nine month periods ended September 30, 2009.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

The Trust determines basic earnings per share on the weighted average number of Common Shares of Beneficial Interest (“Common Shares”) outstanding during the period and reflects the impact of participating securities.  The holders of the Trust’s Series B-1 Cumulative Convertible Redeemable Preferred Shares (“Series B-1 Preferred Shares”) and the Series C Cumulative Convertible Redeemable Preferred Shares (“Series C Preferred Shares”) are entitled to receive cumulative preferential dividends on a quarterly basis equal to the greater of (i) $0.40625 per share quarterly (6.5% of the liquidation preference on an annualized basis) or (ii) cash dividends payable on the number of Common Shares into which the Series B-1 Preferred Shares and Series C Preferred Shares (assuming for this purpose that the conversion price of the Series C Preferred Shares equals the conversion price for the Series B-1 Preferred Shares) are convertible.  The Trust computes diluted earnings per share based on the weighted average number of Common Shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method.  The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic
Income (loss) from continuing operations	$5,552	$15,398	$15,344	$(78,022)
Allocation of undistributed earnings to Series B-1 Preferred Shares	-	(839)	-	-
Income attributable to non-controlling interest	(175)	(315)	(595)	(651)
Preferred dividend of Series C Preferred Shares	(59)	-	(230)	-
Income (loss) from continuing operations applicable to Common Shares	5,318	14,244	14,519	(78,673)
Income (loss) from discontinued operations	(1,569)	74	(2,160)	201
Net income (loss) applicable to Common Shares for earnings per share purposes	$3,749	$14,318	$12,359	$(78,472)

Basic weighted-average Common Shares	21,412	15,855	21,064	15,828

Income (loss) from continuing operations	$0.25	$0.90	$0.69	$(4.97)
Income (loss) from discontinued operations	(0.07)	-	(0.10)	0.01
Net income (loss) per Common Share	$0.18	$0.90	$0.59	$(4.96)
Diluted
Income (loss) from continuing operations	$5,552	$15,398	$15,344	$(78,022)
Allocation of undistributed earnings to Series B-1 Preferred Shares	-	(839)	-	-
Income attributable to non-controlling interest	(175)	(315)	(595)	(651)
Preferred dividend of Series C Preferred Shares	(59)	-	-	-
Income (loss) from continuing operations applicable to Common Shares	5,318	14,244	14,749	(78,673)
Income (loss) from discontinued operations	(1,569)	74	(2,160)	201
Net income (loss) applicable to Common Shares for earnings per share purposes	$3,749	$14,318	$12,589	$(78,472)

Basic weighted-average Common Shares	21,412	15,855	21,064	15,828
Series B-1 Preferred Shares (1)	-	-	-	-
Series C Preferred Shares (2)	-	-	433	-
Stock options (3)	2	-	2	-
Diluted weighted-average Common Shares	21,414	15,855	21,499	15,828

Income (loss) from continuing operations	$0.25	$0.90	$0.69	$(4.97)
Income (loss) from discontinued operations	(0.07)	-	(0.10)	0.01
Net income (loss) per Common Share	$0.18	$0.90	$0.59	$(4.96)

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)
The Series B-1 Preferred Shares were anti-dilutive for the three and nine months ended September 30, 2010 and 2009 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)	The Series C Preferred Shares were issued November 1, 2009, were anti-dilutive for the three months ended September 30, 2010 and were dilutive for the nine months ended September 30, 2010.
(3)
The Trust’s outstanding stock options are dilutive for the three and nine months ended September 30, 2010.  The stock options were anti-dilutive for the three and nine months ended September 30, 2009 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per Common Share for 2009.

Recently Issued Accounting Standards

In July 2010 an amendment was issued to the accounting and disclosure requirements which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables include loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates. The new guidance will require companies to provide detailed disclosures by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period.  Certain disclosures as of the end of the reporting period required under these provisions will be effective for the Trust’s December 31, 2010 annual reporting period. Additional disclosure rules about activity that occurs during a reporting period will be effective for the Trust’s March 31, 2011 interim reporting period. The Trust is currently evaluating the required disclosures which are not expected to have a material impact on its consolidated financial statements.

In January 2010 an amendment was issued to the accounting and disclosure requirements for fair value measurements. This amendment requires more robust disclosure of valuation techniques and inputs into fair value measurements and requires amounts and reasons for significant transfers between levels in the fair value hierarchy to be reported along with disclosure of a company’s policy for recognizing such transfers. This amendment is effective for the Trust beginning on January 1, 2010, except for Level 3 sensitivity disclosures, which are effective for the Trust beginning in fiscal 2011. The Trust has adopted this standard which did not have a material impact on its consolidated financial statements.

3.	Fair Value Measurement

Cash and cash equivalents, restricted cash in escrows, derivative financial instruments, and certain securities are reported at fair value.  The fair value measurements are determined based on the assumptions that market participants would use in pricing the applicable asset or liability. As a basis for considering market participant assumptions in fair value measurements, the standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Trust’s assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2010, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total

Assets
Cash and cash equivalents	$102,919	$-	$-	$102,919
Restricted cash held in escrows	8,889	-	-	8,889
Securities carried at fair value	29,893	-	-	29,893
Loan securities carried at fair value	-	-	6,454	6,454
	$141,701	$-	$6,454	$148,155
Liabilities
Derivative liabilities	$-	$93	$-	$93

The table below presents the Trust’s assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2009, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total

Assets
Cash and cash equivalents	$66,493	$-	$-	$66,493
Restricted cash held in escrow	9,505	-	-	9,505
Available for sale securities	203	-	-	203
Securities carried at fair value	51,702	-	692	52,394
Loan securities carried at fair value	-	-	1,661	1,661
	$127,903	$-	$2,353	$130,256
Liabilities
Derivative liabilities	$-	$84	$-	$84

The table below includes a roll forward (in thousands) of the balance sheet amounts from January 1, 2010 to September 30, 2010, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy.  When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, it is based upon the significance of the unobservable factors to the overall fair value measurement.

Nine Months Ended September 30, 2010	Securities Carried at Fair Value	Loan Securities Carried at Fair Value

Fair value, January 1, 2010	$692	$1,661
Purchases, issuances and settlements, net	(692)	1,200
Unrealized gain, net	-	3,593
Fair value, September 30, 2010	$-	$6,454

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-recurring Measurements

The table below presents as of September 30, 2010 the Trust’s assets and liabilities which are measured at fair value as events dictate (non-recurring measurements) according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total

Assets held for sale	$-	$-	$3,007	$3,007
	$-	$-	$3,007	$3,007

Fair Value Option

The current accounting guidance for fair value measurement provides a fair value option election that allows companies to irrevocably elect fair value as the measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made are recognized in earnings on a quarterly basis based on the then market price regardless of whether such assets or liabilities have been disposed of at such time.  The fair value option guidance permits the fair value option election to be made on an instrument by instrument basis when it is initially recorded or upon an event that gives rise to a new basis of accounting for that asset or liability.  The Trust elected the fair value option for all loan securities and REIT securities acquired subsequent to September 30, 2008.

The Trust recognized a net unrealized gain of $3,071,000 and $7,873,000 for the three and nine months ended September 30, 2010, respectively, and a net unrealized gain of $12,578,000 and $14,010,000 for the three and nine months ended September 30, 2009 respectively, as a result of the change in fair value of the securities for which the fair value option was elected, which is recorded as an unrealized gain or loss in the Trust’s statements of operations.  Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents as of September 30, 2010 and December 31, 2009 the Trust's financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	September 30, 2010	December 31, 2009

Assets
Securities carried at fair value:
REIT Debentures	$-	$18,794
REIT Preferred shares	28,252	23,950
REIT Common shares	1,641	9,650

Loan securities carried at fair value	6,454	1,661
	$36,347	$54,055

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents as of September 30, 2010 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at September 30, 2010	Amount Due Upon Maturity	Difference

Assets

Loan securities carried at fair value	$6,454	$9,767	$3,313
	$6,454	$9,767	$3,313

The table below presents as of December 31, 2009 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at December 31, 2009	Amount Due Upon Maturity	Difference

Assets
Securities carried at fair value:
REIT Debentures	$18,794	$21,191	$2,397

Loan securities carried at fair value	1,661	7,494	5,833
	$20,455	$28,685	$8,230

4.	Acquisitions, Dispositions, and Other Activity

Public Offering

On September 27, 2010 the Trust closed a public offering of 5,750,000 Common Shares at a price of $12.25 per share before underwriter discounts and received net proceeds of approximately $67,000,000.

Loan Asset Acquisitions

1701 E. Woodfield Road, Schaumburg, Illinois – First Mortgage Loan - On July 1, 2010 the Trust acquired for $8,200,000 a $10,408,000 performing first mortgage loan collateralized by a 174,400 square foot office building located at 1701 E. Woodfield Road, Schaumburg, Illinois, a suburb of Chicago. The property is currently owned in a joint venture with Marc Realty. Simultaneously with the acquisition of this loan, the venture made a principal payment on the loan of $3,200,000 (50% of which was contributed by each of the Trust and Marc Realty) and the loan was modified to reduce the principal balance to $5,000,000 bearing interest at 8% per annum. On September 28, 2010 the borrower repaid the Trust’s outstanding $5,000,000 balance of the loan and all accrued interest from proceeds of a new first mortgage loan.

500-512 Seventh Avenue, New York, New York – B Note - On July 9, 2010 the Trust acquired for $19,825,000 a $23,499,000 performing B Note (the “B Note”) in a first mortgage loan which is subordinate to a $253,679,000 A note in the mortgage loan. The A Note and B Note are collateralized by a 1,188,000 square foot office building located at 500-512 Seventh Avenue, New York, New York.  The B Note bears interest at 7.19% and matures on July 11, 2016. On August 4, 2010, the Trust sold a 50% pari passu participation interest in the B Note (the “B-2 Participation”) for a purchase price of $9,859,000 which represented one-half of the purchase price paid for the B Note less one-half of any principal payments received prior to the sale of the B-2 Participation.

San Marbeya Apartments, Tempe, Arizona-First Mortgage Loan - On July 23, 2010 the Trust acquired for $26,990,000 a $31,106,000 performing first mortgage loan.  The loan is collateralized by a 276 unit apartment complex referred to as San Marbeya Apartments located in Tempe, Arizona.  The loan has a blended interest rate of 5.88% and matures on January 1, 2015.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Rockwell – Shirley, New York – Mezzanine Loan - On August 31, 2010 the Trust acquired from Concord Debt Holdings, LLC (“Concord”) for $235,000 a $1,497,000 performing mezzanine loan. The loan is collateralized by a 129,660 square foot industrial/warehouse complex in Shirley, New York. The loan is subordinate to $17,045,000 of senior debt, has an interest rate of 12% and matures on May 1, 2016.

Newbury Apartments, Meriden, Connecticut - Mezzanine Loan - On September 2, 2010 the Trust acquired from Concord for $550,000 a non-performing mezzanine loan with a face amount of $3,500,000, which bears interest at 12% per annum and matures on February 1, 2012. The loan is collateralized by a 180 unit multi-family apartment complex located in Meriden, Connecticut.  The loan is subordinate to a non-performing mortgage loan with a principal balance of approximately $23,875,000.  On October 29, 2010, the Trust foreclosed on the equity interests in the property owner resulting in the Trust becoming the owner of the property subject to the mortgage loan.  The Trust is currently negotiating with the mortgage lender with respect to the current defaults on the mortgage loan.

Loan Asset Repayment on a Non-Performing Loan

Driver Building, San Diego, California - On August 27, 2010, the Trust received $6,540,000 in full repayment on a first mortgage loan collateralized by an office building located in San Diego, California.

Loan Foreclosure

Deer Valley Medical Center, Deer Valley, Arizona - On August 6, 2010 WRT-DV LLC (“WRT-DV”) foreclosed on an 85,597 square foot, Class A medical office building known as the Deer Valley Professional Center located in Phoenix, Arizona in which WRT-DV held a first mortgage loan with a carrying amount of $10,257,000. The loan investment balance was transferred to land, building, tenant improvements, deferred lease cost for the in-place leases and to intangibles for the value of the above market leases. The Trust amortizes the value allocated to the in-place leases over the remaining lease term. The value allocated to the above market leases are amortized over the remaining lease term as an adjustment to rental income.  The property’s operating results are now included in the Trust’s operating properties business segment.

Loan Securities Acquisition

Scripps Center, Costa Mesa, California – Rake Bonds - On July 16, 2010 the Trust acquired from Concord for $1,200,000 two rake bonds with an aggregate face amount of $2,273,000.  The rake bonds are subordinate to $17,715,000 of senior debt all of which is collateralized by a 229,000 square foot office complex referred to as the Scripps Center located in Costa Mesa, California. The bonds bear interest at rates ranging from Libor plus 1.39% to Libor plus 1.59% and mature on December 1, 2010.

Investments in Joint Ventures

Deer Valley Medical Center - On July 21, 2010, prior to the Deer Valley loan foreclosure, the Trust admitted Fenway VI LLC (“Fenway”), an unrelated third party, as a non-controlling member in WRT-DV, the entity which holds the Deer Valley assets, in exchange for a capital contribution of $157,000. Pursuant to the terms of the operating agreement, the Trust receives a priority return on $7,900,000 of our invested capital, with the balance of the capital being allocated 96.5% to the Trust and 3.5% to Fenway.

Peter Cooper Village/Stuyvesant Town (“PCVST”) Investment - On August 6, 2010 the Trust and affiliates of Pershing Square Capital Management, L.P. (“Pershing Square”) formed a joint venture, PSW NYC LLC (“PSW NYC”), for which the Trust invested an initial capital contribution of $10,125,000.   Concurrent with its formation, PSW NYC, which is owned 22.5% by the Trust and 77.5% by Pershing Square, acquired 100% of the $300,000,000 face amount of certain Mezzanine Loans (the “Mezz Loans”) for a purchase price of $45,000,000. The Mezz Loans are indirectly collateralized by PCVST, an 11,227 unit apartment complex in New York City. The Mezz loans represent the senior-most mezzanine loan interests in the property and along with the $3,000,000,000 first mortgage loan secured by the property, are currently in default.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PSW NYC initiated foreclosure on the equity interests in the property’s owner. However, on September 16, 2010, based on a lawsuit initiated by the first mortgage lenders against PSW NYC, the New York State Supreme Court (the “Trial Court”) ordered an injunction which precluded PSW NYC from foreclosing. PSW NYC has appealed the decision to the Appellate Division of the New York Supreme Court.  The Appellate Division denied PSW NYC’s request that the first mortgage lender be stayed from foreclosing on the property pending the appeal.  Accordingly, if the first mortgage lender were to have foreclosed, PSW NYC would have been left with only a damage claim.  On October 27, 2010, PSW NYC and the first mortgage lender agreed to settle the dispute and PSW NYC sold its interest in the Mezz Loans to an affiliate of the first mortgage lender for $45,000,000 and the matter was voluntarily dismissed.

Lex-Win Concord LLC (“Lex-Win”) and Concord Reorganization - On August 26, 2010 the Trust finalized a settlement agreement which triggered simultaneous transactions that changed the organizational structure, economics, and governance of the Trust’s equity investment in Lex-Win and Lex-Win’s wholly owned subsidiary Concord. The settlement agreement was implemented to resolve a legal action against Concord filed in May 2009 by a wholly-owned subsidiary of Inland American Real Estate Trust, Inc. (“Inland”).

As a result of the reorganization, Lex-Win was dissolved and transferred 100% of its interest in Concord to its members, the Trust and Lexington Realty Trust (“Lexington”). The underlying business assets of the former Lex-Win were separated into two distinct legal investment entities with identical ownership structures which are the reorganized Concord and a newly formed entity, CDH CDO LLC (“CDH CDO”). The Trust now holds 33.3% common member interests in each joint venture together with Lexington, and Inland.

Terms of the reorganization included a subsidiary of Concord selling 100% of the stock of Concord Debt Funding Trust (“CDFT”) to the newly formed CDH CDO for $9,500,000. The consideration was funded by Inland’s initial capital contribution to CDH CDO and was used by the subsidiary to partially repay its lenders.

There was no financial statement impact to the Trust as a result of the reorganization since the investment has been written down to zero as of June 30, 2009, the Trust has made no additional contributions and it has not recognized any additional income or loss as a result of the reorganization. In addition, Concord remains in violation of certain debt covenants to its lenders at September 30, 2010. Concord’s debt is non-recourse to the Trust and Concord’s lenders’ sole recourse with respect to defaults is limited to the value of Concord’s assets.

Operating Properties – Other Activities

On July 25, 2010, the River City property experienced flooding in its basement level and the parking garage due to the Chicago River overflowing the seawall protecting the property. The flooding caused substantial damage to the property’s mechanical and electrical systems resulting in the tenants in the commercial space being without power for several days. The property’s insurance carrier was immediately notified. The Trust has accrued approximately $225,000 to cover the costs associated with the damage and a claim is in process.

Acquisitions & Dispositions of REIT Securities

During the quarter ended September 30, 2010 the Trust sold REIT securities and received net proceeds of approximately $16,391,000. The Trust previously recognized unrealized gains on the securities of $4,868,000 and as a result recognized a loss on the sale of these securities of approximately $185,000 exclusive of any interest or dividends earned.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable

The following table summarizes the Trust’s loans receivable at September 30, 2010 and December 31, 2009 (in thousands):

				Carrying Amount
Property	Location	Interest Rate	Maturity	September 30, 2010	December 31, 2009

Metropolitan Tower (1)	New York, NY	Libor + 1.5%	Nov 2010	$9,216	$6,638
Beverly Hilton (1)	Beverly Hills, CA	Libor + 1.74%	Aug 2011	7,163	5,384
Newbury Apartments (1) (4)	Meriden, CT	12.00%	Feb 2012	550	-
160 Spear	San Francisco, CA	(2)	Jun 2012	5,898	4,281
160 Spear – Mezzanine	San Francisco, CA	15.00%	Jun 2012	3,028	1,212
Siete Square	Phoenix, AZ	(3)	Jun 2012	2,486	5,505
Crossroads (1) (5)	Englewood, CO	6.07%	Jul 2013	8,439	-
San Marbeya Apartments (1)	Tempe, AZ	5.88%	Jan 2015	27,073	-
Rockwell Automation	Shirley, NY	12.00%	May 2016	251	-
500 - 512 Seventh Avenue	New York, NY	7.19%	Jul 2016	9,946	-
180 North Michigan (1)	Chicago, IL	8.50%	Sep 2016	1,484	717
Wellington Tower (1)	New York, NY	6.79%	Jul 2017	2,430	2,364
				$77,964	$26,101

(1)
The Trust determined that certain loans receivable are variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support.  The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

(2)
The Trust holds a B Note in this loan.  Interest on the B Note equals the difference between (i) interest on the entire outstanding loan principal balance ($73,796 at September 30, 2010) at a rate of 6.48215% per annum less (ii) interest payable on the outstanding principal balance of the A Note ($35,000 at September 30, 2010) at a rate of 9.75% per annum.  As a result, the effective yield on the Trust’s $3,410 cash investment is 40.8%.

(3)
The Trust holds a B Participation in this loan.  Interest on the B Participation equals the difference between (i) interest on the entire outstanding loan principal balance ($7,219 at September 30, 2010) at a rate of 9.8375% per annum less (ii) interest payable on the outstanding principal balance of the A Participation ($3,000 at September 30, 2010) at a rate of 8.0% per annum.  As a result, the effective yield on the Trust’s $2,460 cash investment is 19.4%.

(4)	The loan was in default and the Trust foreclosed on the equity interest on October 29, 2010.
(5)	The loan was in default and the Trust foreclosed the property on November 3, 2010.

The carrying amount of loans receivable includes accrued interest of $433,000 and $197,000 at September 30, 2010 and December 31, 2009, respectively, and cumulative discount accretion of $7,108,000 and $1,021,000 at September 30, 2010 and December 31, 2009, respectively.  For the three and nine months ended September 30, 2010, the Trust recorded discount accretion into interest income of $2,345,000 and $6,087,000 respectively.  There was no discount accretion for the three and nine months ended September 30, 2009. The fair value of the Trust’s loans receivable, exclusive of interest receivables was approximately $96,376,000 at September 30, 2010.

Loan Revenue Recognition

Interest income on performing loans is recognized on the accrual basis over the life of the investments using the effective interest method. Costs of acquiring loans are expensed as incurred.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Trust considers a loan to be non-performing and places loans on non-accrual status at such time as management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust's judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan's carrying value.

For the three and nine months ended September 30, 2010 and 2009, the Trust did not recognize any interest income on impaired loans subsequent to the date of their impairment.  The Trust had no impaired loans for the three and nine months ended September 30, 2010.  As of September 30, 2009, the Trust received $9,000 which was recorded as a cash recovery on impaired loans.

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

There was no provision for loan loss recorded during the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, the Trust recorded a provision for loan loss of $2,152,000 related to loans in the Marc Realty portfolio.

As of September 30, 2010 there was no loan loss reserve.

6.	Securities Carried at Fair Value and Loan Securities Carried at Fair Value

Securities carried at fair value are comprised of debentures, preferred shares, and common shares for which the Trust has elected the fair value option.

Securities carried at fair value and loan securities carried at fair value at September 30, 2010 are summarized in the table below (in thousands):

	Cost	Fair Value

REIT Preferred shares	$14,867	$28,252
REIT Common shares	1,223	1,641
	16,090	29,893

Loan securities	2,861	6,454
	$18,951	$36,347

For the three and nine months ended September 30, 2010, the Trust recognized unrealized gains on securities carried at fair value of $3,071,000 and $7,873,000 respectively.  For the three and nine months ended September 30, 2009, the Trust recognized unrealized gains on securities carried at fair value of $12,578,000 and $14,010,000 respectively.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Securities carried at fair value and loan securities carried at fair value at December 31, 2009 are summarized in the table below (in thousands):

	Cost	Fair Value

REIT Debentures	$13,597	$18,794
REIT Preferred shares	14,231	23,950

REIT Common shares	8,234	9,650
	36,062	52,394

Loan securities	1,661	1,661
	$37,723	$54,055

During the three and nine months ended September 30, 2010 securities were sold for total proceeds of approximately $16,391,000 and $29,565,000, respectively.  The Trust had previously recognized unrealized gains of $4,868,000 and $6,810,000 for the three and nine months ended September 30, 2010, respectively, and as a result the Trust recognized losses of $185,000 for the three months ended September 30, 2010 and gains of $588,000 for the nine months ended September 30, 2010.

During the three and nine months ended September 30, 2009 securities were sold for total proceeds of approximately $6,107,000 and $22,866,000, respectively. The Trust had previously recognized unrealized gains of $1,099,000 and $1,419,000 for the three and nine months ended September 30, 2009, respectively, and as a result the Trust recognized gains of $676,000 and $3,274,000 respectively on the sale of these securities.

The Trust utilizes the specific identification method for calculating gain or loss on the sale of securities.

7.	Preferred Equity Investments – Marc Realty

The Trust recognized earnings from preferred equity investments of $85,000 and $253,000 for the three and nine months ended September 30, 2010 and recognized earnings from preferred equity investments of $86,000 for the three months ended September 30, 2009 and a loss of $2,108,000 for the nine months ended September 30, 2009 which included impairment losses of $2,186,000 in the second quarter of 2009.  The results for the three and nine months ended September 30, 2010 reflect the effects of the restructuring of the preferred equity investment with Marc Realty in July 2009.   Effective with the third quarter of 2009, 12 of the investments with Marc Realty were deemed to be equity investments for which the Trust began recognizing its pro-rata share of income or loss subsequent to June 30, 2009.  Prior to June 30, 2009, the Trust accounted for these 12 investments as preferred equity investments.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Equity Investments

The Trust’s equity investments consist of the following at September 30, 2010 and December 31, 2009 (in thousands):

Venture Partner (1)	Equity Investment	Nominal % Ownership at September 30, 2010 (2)	September 30, 2010	December 31, 2009

Marc Realty (2)	8 South Michigan LLC	50.0%	$7,149	$6,859
Marc Realty (2)	11 East Adams Street LLC	49.0%	3,273	2,963
Marc Realty (2)	29 East Madison Street LLC	50.0%	7,820	7,750
Marc Realty (2)	Michigan 30 LLC	50.0%	11,855	11,881
Marc Realty (2)	High Point Plaza LLC	50.0%	6,147	5,986
Marc Realty (2)	Brooks Building LLC	50.0%	7,356	7,346
Marc Realty (2)	1701 Woodfield LLC	50.0%	4,222	1,582
Marc Realty (2)	River Road LLC	50.0%	4,177	4,075
Marc Realty (2)	3701 Algonquin Road LLC	50.0%	2,956	2,827
Marc Realty (2)	Enterprise Center LLC	50.0%	3,062	3,094
Marc Realty (2)	900 Ridgebrook LLC	50.0%	1,764	1,661
Marc Realty (2)	Salt Creek LLC	50.0%	2,299	1,536
Sealy	Northwest Atlanta Partners LP	60.0%	2,648	3,189
Sealy	Airpark Nashville GP	50.0%	3,413	4,618
Sealy	Newmarket GP LLC	68.0%	7,091	7,840
Lexington (2) (3)	Lex-Win Concord LLC	—	-	-
Inland/Lexington (2) (3)	Concord Debt Holdings LLC	33.3%	-	-
Inland/Lexington (2) (3)	CDH CDO LLC	33.3%	-	-
ROIC	WRT-ROIC Riverside LLC	50.0%	7,883	-
Pershing Square (2)	PSW NYC LLC	22.5%	9,576	-
			$92,691	$73,207

(1)	The Trust has various venture partners. Further detail is provided for the equity investments under their respective headings below.
(2)	The Trust has determined that all of the equity investments, other than those with Sealy and ROIC are VIEs. The Trust has determined that it is not the primary beneficiary of these investments.
(3)
See Note 4 for discussion of the reorganization of the Trust’s investment in Concord. The Lex-Win entity has been dissolved and the assets previously held through Lex-Win are now separated and held through Concord and CDH CDO.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the activity of the Trust’s equity investments for the nine months ended September 30, 2010 (in thousands):

	Marc Realty	Sealy	Concord (1)	WRT- ROIC	PSW NYC	Total

Balance at December 31, 2009	$57,560	$15,647	$-	$-	$-	$73,207
Contributions	6,140	-	-	7,800	10,665	24,605
Equity in income (loss)	1,494	(1,972)	-	239	(1,089)	(1,328)
Distributions/capital returns	(3,114)	(523)	-	(156)	-	(3,793)
Balance at September 30, 2010	$62,080	$13,152	$-	$7,883	$9,576	$92,691

(1)	Includes equity investments in Lex-Win, Concord, and CDH CDO.

Marc Realty

On July 1, 2009, the Trust restructured certain of its existing investments with Marc Realty and reclassified 12 investments from preferred equity investments to equity investments.  In addition, any tenant improvement and capital expenditure loans to these properties were reclassified from loans receivable to equity investments. As a result, effective with the third quarter of 2009, the Trust recognizes its pro-rata share of income or loss on 12 separate equity investments.

The Trust recorded net income from the Marc Realty equity investments of $1,187,000 and $1,494,000 for the three and nine months ended September 30, 2010 respectively.  Additionally, the Trust received cash distributions of $3,114,000 from the investments during the nine months ended September 30, 2010.

The combined summarized balance sheets of the Trust’s Marc Realty venture investments are as follows (in thousands):

	September 30, 2010	December 31, 2009

ASSETS
Real estate, net	$172,208	$174,310
Cash and cash equivalents	1,783	1,100
Receivables and other assets	28,400	25,287
Total Assets	$202,391	$200,697

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage and notes payable	$86,966	$94,969
Other liabilities	13,050	12,722
Members’ Capital	102,375	93,006
Total Liabilities and Members’ Capital	$202,391	$200,697

Trust’s share of equity	$51,233	$46,497
Basis differentials (1)	13,347	13,563
Other-than-temporary impairment	(2,500)	(2,500)
Carrying value of the Trust’s investments in the equity investments	$62,080	$57,560

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

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

The combined summarized statements of operations of the Trust’s Marc Realty venture investments are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009 (1)
Total revenue	$10,134	$10,101	$30,515	$10,101
Expenses
Operating	4,040	4,299	12,501	4,299
Interest	1,176	1,155	3,544	1,155
Real estate taxes	1,482	1,527	4,446	1,527
Depreciation and amortization	2,534	2,298	7,228	2,298
Other expense	585	461	1,634	461
Total expenses	9,817	9,740	29,353	9,740
Gain from extinguishment of debt	2,205		2,205
Other Income	-		64
Total Other Income	2,205	-	2,269	-

Net income	$2,522	$361	$3,431	$361

Trust’s share of net income	$1,259	$178	$1,710	$178
Amortization of basis differential	(72)	(56)	(216)	(56)
Income from equity investments	$1,187	$122	$1,494	$122

(1)	Represents the period from the restructuring date of July 1, 2009 to September 30, 2009.

Sealy

As of September 30, 2010 the Trust owns between 50-68% of three office flex parks located in the southeastern United States together with its venture partner, Sealy & Co., Ltd. (“Sealy”), a real estate investment and operating company headquartered in Dallas, Texas and Shreveport, Louisiana.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The combined summarized balance sheets of the Sealy venture equity investments are as follows (in thousands):

	September 30, 2010	December 31, 2009
ASSETS
Real estate, net	$150,050	$153,565
Cash and cash equivalents	481	971
Receivables and other assets	13,192	14,658
Total Assets	$163,723	$169,194

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage and notes payable	$139,750	$139,750
Other liabilities	2,319	3,373
Members’ Capital	21,654	26,071
Total Liabilities and Members’ Capital	$163,723	$169,194

Carrying value of the Trust’s investments in the equity investments	$13,152	$15,647

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The combined summarized statements of operations of the Sealy venture equity investments are as follows (in thousands):
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Total revenue	$3,913	$4,308	$12,457	$13,155
Expenses
Operating	709	447	2,483	2,084
Real estate taxes	448	456	1,341	1,437
Interest	2,103	2,103	6,241	6,241
Depreciation and amortization	1,617	1,773	5,008	5,406
Other expenses	252	283	751	821
Total expenses	5,129	5,062	15,824	15,989

Net loss	$(1,216)	$(754)	$(3,367)	$(2,834)

Trust’s share of net loss	$(741)	$(411)	$(1,972)	$(1,588)

WRT-ROIC Riverside

On June 28, 2010 the Trust entered into a 50%-50% joint venture with Retail Opportunity Investment Corporation (“ROIC”) which purchased the Riverside Plaza loan. At September 30, 2010, this loan was performing according to its terms.

Peter Cooper Village/Stuyvesant Town (“PCVST”)

On August 6, 2010, the Trust entered into a joint venture, with affiliates of Pershing Square, PSW NYC. (See discussion in Note 4). The Trust made aggregate capital contributions of $10,665,000 during the quarter ended September 30, 2010 and has committed to fund an additional $550,000 in the fourth quarter of 2010 to pay for legal and professional fees related to the PCVST investment.

9.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable detailed in the table below of $211,773,000 and $216,767,000 at September 30, 2010 and December 31, 2009, respectively.  The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Location of Collateral	Maturity	Spread Over LIBOR/Prime	Interest Rate at September 30, 2010	Balance at September 30, 2010	Balance at December 31, 2009

Andover, MA	Mar 2011	—	6.60%	$6,169	$6,266
S. Burlington, VT	Mar 2011	—	6.60%	2,644	2,686
Various (1)	Jun 2011	LIBOR+1.75%	(2)	22,844	23,761
Chicago, IL	Apr 2012	—	6.00%	9,100	9,300
Amherst, NY	Oct 2013	—	5.65%	16,222	16,526
Indianapolis, IN	Apr 2015	—	5.82%	4,263	4,317
Chicago, IL	Mar 2016	—	5.75%	20,900	21,118
Houston, TX	Apr 2016	—	6.37%	61,266	63,869
Lisle, IL	Jun 2016	—	6.26%	23,981	24,176
Lisle, IL	Mar 2017	—	5.55%	5,600	5,600
Orlando, FL	Jul 2017	—	6.40%	38,784	39,148
				$211,773	$216,767
(1)	The loan, which we refer to as the KeyBank loan, is collateralized by 14 properties.
(2)
Effective June 30, 2010, the Trust entered into an interest rate swap agreement in the notional amount of $20,000,000, effectively converting the floating interest rate to a fixed rate of 2.675% through June 30, 2011.

The fair value of the Trust’s mortgage loans payable are less than their current carrying amounts by approximately $10,505,000 at September 30, 2010 and approximately $25,704,000 at December 31, 2009.

10.	Revolving Line of Credit

The Trust has a line of credit pursuant to which the Trust can borrow on a revolving basis up to $35,000,000.  The Trust exercised its option to extend the term of the revolving credit line to December 16, 2011.  Amounts borrowed under the credit facility bear interest at LIBOR plus 3.0%.  To the extent the Trust maintains cash balances at KeyBank in excess of a certain threshold, the interest rate is reduced to LIBOR plus 2.25%.

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

The outstanding balance under the facility was $25,450,000 at September 30, 2010. At December 31, 2009, there were no amounts outstanding under the facility.  The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $8,000 and $52,000 for the three and nine months ended September 30, 2010 respectively, and $22,000 and $61,000 for the three and nine months ended September 30, 2009, respectively.

The Trust is in compliance of its financial covenants under its revolving line of credit as of September 30, 2010.

11.	Derivative Financial Instruments

The Trust has exposure to fluctuations in market interest rates.  The Trust seeks to limit its risk to interest rate fluctuations through match financing on its assets as well as through hedging transactions.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The effective portion of changes in fair value of the interest rate swap that is designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the nine months ended September 30, 2010 and 2009, the interest rate swap was used to hedge the variable cash flows associated with existing variable-rate debt.  The Trust also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivative instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item.  The Trust has recorded changes in fair value related to the effective portion of its interest rate swap contract designated and qualifying as a cash flow hedge totaling $20,000 and $8,000 of decreased interest expense for the three and nine months ended September 30, 2010, respectively and $178,000 and $519,000 of increased interest expense for the three and nine months ended September 30, 2009, respectively.

The table below presents information about the Trust’s interest rate swap at September 30, 2010 (in thousands):

Maturity	Swap Rate	Notional Amount of Hedge		Cost of Hedge	Estimated Fair Value of Swap in Other Comprehensive Income	Unrealized Gain on Settled Swap in Other Comprehensive Income	Change in Swap Valuations Included in Other Comprehensive Income for the Nine Months Ended September 30, 2010

June 2011	0.925%	$20,000	(1)	$-	$(93)	$-	$(8)

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

12.	Non-Controlling Redeemable Preferred Interest

The following table reflects the activity of the Trust’s Series C Preferred Shares interest for the nine months ended September 30, 2010 (in thousands):

Amount
Balance at December 31, 2009	$12,169
Conversion to Common Shares	(8,948)
Balance at September 30, 2010	$3,221

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	Common Shares

The following table sets forth information relating to sales of Common Shares during the nine months ended September 30, 2010:

Date of Issuance	Number of Shares Issued	Price per Share		Type of Offering

January 15, 2010	47,385	$12.73		DRIP (1)
April 15, 2010	44,181	$13.75		DRIP (1)
July 15, 2010	50,439	$12.15		DRIP (1)
September 27, 2010	5,750,000	$12.25	(2)	Public Offering

(1)	The Trust’s Dividend Reinvestment and Stock Purchase Plan.
(2)	Before underwriting discount.

14.	Discontinued Operations

In October 2009 a tenant of the Trust’s retail net leased properties, The Kroger Company (“Kroger”), notified the Trust of its intention not to exercise its lease renewal options on six buildings containing approximately 281,000 square feet of retail space. Concurrently, Kroger also notified the Trust that it would be exercising its option to purchase the Athens, Georgia property resulting in the Trust classifying this property in discontinued operations effective with the fourth quarter of 2009.  Since that time, management has been actively marketing the remaining locations for lease or sale.

The Lafayette, Louisiana and Sherman, Texas locations have been classified as discontinued operations as of September 30, 2010.  During the quarter ended September 30, 2010, management determined that the potential market rents are not sufficient to cover prospective ground lease payments plus the costs to convert these properties to multi-tenant facilities. Therefore the Trust has decided to permit the ownership of the property to revert back to the land owner as of November 1, 2010. The Trust recorded a $704,000 impairment charge related to these investments which is included in discontinued operations for the three months ended September 30, 2010.

The Knoxville, Tennessee location has also been classified as discontinued operations as of September 30, 2010.  During the quarter ended September 30, 2010, management determined that after having exercised its purchase option under its ground lease and acquiring the land in October 2010 the best course of action is to pursue a sale of the real estate. As a result, the Trust recorded a $626,000 impairment charge which is included in discontinued operations for the three months ended September 30, 2010.

With respect to Kroger’s purchase of the Athens, Georgia property, in accordance with a three party agreement between the Trust, Kroger and the land owner, an appraisal process was conducted to determine the fair market value of the property. Accordingly, the Trust recorded an impairment loss of $1,000,000 during the quarter ended June 30, 2010. As a result of the finalization of the appraisal process during the quarter ended September 30, 2010, the Trust recorded an additional impairment charge of $390,000 during such period.

In August 2009 the First District Court of Wyandotte County, Kansas, appointed a receiver to operate and manage the Trust’s apartment complex in Kansas City, Kansas commonly referred to as Creekwood Apartments.  In October 2009 a notice of foreclosure was issued on behalf of the first mortgage holder.  The property was foreclosed in December 2009.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Out of Period Adjustment

During the quarter ended June 30, 2010, the Trust identified an error in its year ended December 31, 2009 allocation of fair value attributable to the building component of its Athens, Georgia property which was assessed for impairment in connection with its reclassification as held for sale and its presentation in discontinued operations.  As a result, net loss was understated by approximately $700,000 for the year ended December 31, 2009.  The Trust has determined that this amount is not material to the year ended December 31, 2009 or the quarter ended June 30, 2010.  As such, a charge of approximately $700,000 has been recorded in the consolidated statement of operations within discontinued operations as an out of period adjustment in the second quarter of 2010.  There was no impact on cash flow from operations for the nine months ended September 30, 2010.

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

Concord CDO-1 Litigation

In January 2010, the trustee for Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”) refused to cancel the CDO-1 bonds held by CDFT, now a subsidiary of CDH CDO, and CDO-1 brought an action in the Delaware Court of Chancery (the “Court”) seeking declaratory relief that the bonds held by CDFT should be cancelled and no longer remain outstanding.  If the bonds remain outstanding obligations, CDO-1 will not satisfy certain of its par value tests resulting in funds used for interest payments and distributions on certain of the CDO-1 bonds being used instead to redeem the most senior class of CDO-1 bonds, thereby reducing the cash flow to CDFT from CDO-1.

The parties in the action brought cross summary judgment motions which were heard on April 21, 2010.  On May 14, 2010 the Court ruled in favor of CDO-1 and that the bonds be deemed cancelled effective January 2010.  However, on June 14, 2010 the trustee for CDO-1 issued a notice to appeal the Court’s ruling. We anticipate the appeal process to be completed and a decision on the appeal to be received by the end of 2010 or early 2011.  If the Court upholds the ruling, it is anticipated that the Trust will receive a distribution of approximately $877,000.

Land Purchase Commitments

During the first quarter of 2010, the Trust exercised its option to acquire the land underlying six of the properties ground leased by the Trust and which were leased to Kroger as of September 30, 2010. The consummation of the acquisition of the six land parcels was consummated on November 1, 2010 and the parcels were acquired for an aggregate purchase price of approximately $4,209,000.

Tenant Matters

The lease term with respect to the Trust’s property located in Churchill, Pennsylvania is scheduled to expire on December 31, 2010.  CBS Corporation (“CBS”), the lessee of the property, elected not to renew the lease and, in anticipation of this pending lease termination and surrender of the property, a review of the condition of the property was performed by the Trust.  In the Trust’s view, the property is in need of substantial repairs and refurbishing in order for the tenant to comply with the surrender conditions.  The Trust advised CBS of these issues and no resolution was reached with CBS after numerous discussions.  Accordingly, in May 2010 the Trust brought an action in Pennsylvania State Court, Alleghany County against CBS seeking damages for, among other things, CBS’ failure to restore the property to the condition necessary to comply with its surrender obligations.  The case is currently in the discovery phase.  Rental revenues from the Churchill property were $781,000 and $2,342,000 for the three and nine months ended September 30, 2010.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the fees and reimbursements paid by the Trust for the three and nine months ended September 30, 2010 and 2009 to FUR Advisors and Winthrop Management (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Base Asset Management	$1,324	$800	$3,517	$2,372
WRP Sub-Management LLC Credit	(34)	(60)	(134)	(197)
Property Management	54	58	170	198
Construction Management	-	-	1	3

	$1,344	$798	$3,554	$2,376

Base Asset Management Fee

Effective January 1, 2010, the Advisory Agreement was amended so that the determination of the issuance price of Common Shares reverted back to the pre 2009 definition such that the fee is to be calculated on the actual issuance price of Common Shares instead of a fixed price for Common Shares issued prior to January 1, 2009.  This change will result in an increase without giving effect to any additional shares issuances, to the annual advisory fee payable to FUR Advisors of approximately $2,100,000 over what would have been paid without the amendment, which increase will be phased in with 54% of the increase being paid during 2010 and then 100% of the increase being paid commencing in 2011.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the Trust’s assets by business segment for the periods ended September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009

Operating properties	$323,272	$313,682
Loan assets	105,849	31,774
REIT securities	29,893	52,597
Corporate
Cash and cash equivalents	102,919	66,493
Restricted cash	8,889	9,504
Other	16,873	19,142
Total Assets	$587,695	$493,192

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense.  Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).

The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands):

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Operating Properties
Rents and reimbursements	$9,298	$10,140	$28,162	$30,609
Operating expenses	(1,812)	(1,990)	(5,585)	(5,492)
Real estate taxes	(952)	(674)	(2,012)	(1,968)
Equity in (loss) income of Sealy Northwest Atlanta	(192)	19	(541)	(223)
Equity in loss of Sealy Airpark Nashville	(248)	(289)	(681)	(861)
Equity in loss of Sealy Newmarket	(301)	(141)	(750)	(504)
Equity in income of Marc Realty investment	1,187	122	1,494	122
Net operating income	6,980	7,187	20,087	21,683
Depreciation and amortization expense	(2,393)	(2,598)	(7,092)	(7,987)
Interest expense	(3,196)	(3,453)	(9,596)	(10,397)
Operating properties net income	1,391	1,136	3,399	3,299

Loan Assets
Interest	4,185	1,040	9,484	2,247
Equity in earnings of preferred equity investment of Marc Realty	85	86	253	78
Impairment loss on preferred equity investment	-	-	-	(2,186)
Equity in income (loss) of Lex-Win Concord	-	500	-	(67,065)
Impairment loss on Lex-Win Concord	-	-	-	(31,670)
Unrealized gain on loan securities carried at fair value	581	-	3,593	-
Equity in income of ROIC Riverside	234	-	239	-
Equity in loss of PSW NYC	(1,089)	-	(1,089)	-
Provision for loss on loans receivable	-	-	-	(2,152)
Unrealized loss on available for sale loans	-	-	-	(203)
Net operating income (loss)	3,996	1,626	12,480	(100,951)
General and administrative expense	(186)	(190)	(222)	(212)
Loan assets net income (loss)	3,810	1,436	12,258	(101,163)

REIT Securities
Interest and dividends	763	1,456	2,263	4,215
(Loss) gain on sale of securities carried at fair value	(185)	676	588	3,274
Unrealized gain on securities carried at fair value	2,490	12,578	4,280	14,010
Net operating income	3,068	14,710	7,131	21,499
Interest expense	-	-	-	(75)
REIT securities net income	3,068	14,710	7,131	21,424

Net Income (Loss)	8,269	17,282	22,788	(76,440)

Reconciliations to GAAP Net Income (Loss):

Corporate Income (Expense)
Interest income	17	31	94	145
Interest expense	(613)	(716)	(1,530)	(2,273)
Gain on extinguishment of debt	-	445	-	5,682
General and administrative	(2,114)	(1,630)	(5,901)	(4,925)
State and local taxes	(7)	(14)	(107)	(211)
Income (loss) from continuing operations before non-controlling interest	5,552	15,398	15,344	(78,022)
Non-controlling interest	(175)	(315)	(595)	(651)
Income (loss) from continuing operations attributable to Winthrop Realty Trust	5,377	15,083	14,749	(78,673)
Income (loss) from discontinued operations attributable to Winthrop Realty Trust	(1,569)	74	(2,160)	201
Net Income (Loss) Attributable to Winthrop Realty Trust	$3,808	$15,157	$12,589	$(78,472)

Capital Expenditures
Operating properties	$2,929	$550	$4,646	$1,132

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	Variable Interest Entities

Consolidated Variable Interest Entities

Andover Operating Property - The lease agreement executed in January 2010 on the Andover, Massachusetts property gives the tenant an option to purchase the building for a fixed price of $10,500,000. The option is exercisable at the tenant's discretion at any point during the lease term.  As a result of the fixed price purchase option contained in this lease agreement, the Trust has determined that its Andover, Massachusetts property is a variable interest entity for which the Trust is the primary beneficiary since it has the power to direct activities that most significantly impact the economics of the property.

The carrying amounts of the Trust's Andover property include building of $6,315,000, lease intangibles of $1,553,000 and mortgage debt of $6,169,000. Prior to the execution of the lease agreement, the Andover property was not considered a VIE but it has been consolidated since its acquisition.  For this reason, no gain or loss has been recognized in connection with the Trust's determination that it is the primary beneficiary of the VIE.

Deer Valley Medical Center Operating Property – The Trust has concluded that its venture, WRT-DV, is a VIE.  This assessment is primarily based on the fact that the equity investment at risk is not sufficient to finance its activities without additional subordinated financial support.

Pursuant to the terms of WRT-DV’s operating agreement, the Trust receives a priority return on $7,900,000 of its invested capital, with the balance of the capital being allocated 96.5% to the Trust and 3.5% to its joint venture partner, Fenway.  The Trust has effectively all control rights with respect to WRT-DV. Therefore the Trust has determined it is the primary beneficiary and consolidates the venture which owns the operating property.

The carrying amounts of the Deer Valley property include land and building of $8,157,000 and lease intangibles of $1,998,000.   There is no mortgage debt associated with this property.

Variable Interest Entities Not Consolidated

Equity Method Investments

Concord and CDH CDO – The Trust has a one-third equity interests in each of the separate entities that resulted from the Trust’s reorganization of its Lex-Win investment, Concord and CDH CDO (the “Concord Investments”).  The Trust has determined that each of the Concord Investments are variable interests in VIE’s because the equity investment at risk is not sufficient to finance their activities without additional subordinated financial support.

Lexington, Inland and the Trust, three of the variable interest holders, hold identical one-third membership interests in each of the Concord Investment entities. By design and in practice, they share equally in the economics and the decision-making. Further, Lexington, Inland and the Trust which are otherwise unrelated parties, each have one-third of the voting rights of the equity of the Concord Investments. An affiliate of FUR Advisors is responsible for day-to-day administration and operations of the Concord investments, but decisions that most significantly impact the entity’s economic performance are jointly decided through their voting interests.  Each member is deemed to have shared power, such that no party is considered to have the power to direct the activities of the VIE.  In addition, there is no principal agency relationship through transfer restrictions that would indicate a primary beneficiary exists.

At September 30, 2010, the carrying value of the Trust’s Concord Investments is zero. The Trust does not have the current intent to provide financial or other support to the Concord Investments and the obligations of the Concord Investments are non-recourse to the Trust.

Marc Realty Equity Investment - The Trust has concluded that the 12 Marc Realty equity investments are variable interests in VIEs.  This assessment is primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

While the Trust maintains certain protective rights under the terms of the agreements governing the Marc Realty investments, the power to direct the activities that most significantly impact the economics of the Marc Realty investments is vested in Marc Realty as the managing member.  As such, management has concluded that the Trust is not the primary beneficiary of these Marc Realty investments.  The Trust's investment in the Marc Realty equity investments at September 30, 2010 was $62,080,000.

PSW NYC – The Trust has concluded that its 22.5% investment in PSW NYC is a variable interest in a VIE. This assessment is primarily based on the fact that the entity does not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. The Trust does not have the power to direct the activities that most significantly impact the economics of PSW NYC and management has therefore concluded that the Trust is not the primary beneficiary.

Loans Receivable and Loan Securities - The Trust has reviewed its loans receivable and loan securities and certain of these assets have been identified as variable interests in a VIE because the equity investment at risk is not considered sufficient for the entity to finance its activities without additional subordinated financial support.

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

The borrowing entity for certain other loans receivable which are in default have been determined to be VIEs. The Trust is the process of exercising its remedies through foreclosure (judicial or non-judicial, as applicable) proceedings on these assets.  In certain cases a receiver has not been appointed and in other instances a court-appointed receiver manages the property under a court order pending the final disposition of the foreclosure. The receiver manages the property’s day to day operations.   The Trust can consult and work with the receiver but in the end the only recourse is to petition the court to direct the activities of the receiver. The receiver acts independently and ultimately is answerable only to the court. Although it is expected that foreclosure and transfer of ownership of the loan collateral to the Trust is a likely outcome of the foreclosure proceeding, the receiver has control of the activities of the collateral until such time as the receiver is discharged following the consummation of the foreclosure proceeding. Therefore, as the Trust does not believe it has the ability to direct the activities that most significantly impact the economics of the investment, the Trust is not considered to be the primary beneficiary.

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

Legacy Partners Realty Fund II - On October 22, 2010 the Trust acquired for $9,750,000 a performing corporate loan which had an outstanding balance of principal and accrued interest of approximately $39,000,000.  Immediately upon consummation of the acquisition of the loan, the loan was restructured to: (i) provide the borrower with the right to payoff the loan after the first 12 months at a discounted amount of $9,750,000; (ii) modify the interest rate to an amount equal to a 15% annual return on the $9,750,000; (iii) extend the term until October 31, 2014; (iv) collateralize the loan with a first mortgage on a 16.35 acre parcel of land in San Jose, California, a $3,000,000 letter of credit and other assets.

Westwood Business Park - On October 29, 2010 the Trust acquired for $4,100,000 a first mortgage secured by four class B office buildings, containing 91,100 square feet of office space in Phoenix, Arizona. Upon acquisition of the loan, the borrower made a principal payment of $600,000 and the loan was restructured to reduce the then outstanding principal to $3,500,000 and to provide for a future funding component which allows the borrower to draw up to $400,000 to fund 50% of the tenant improvement and leasing commission costs on new leases. The loan bears interest at 11% and matures on October 31, 2011, subject to a six month extension.  A principal of the borrower has guaranteed $1,000,000 of the principal amount plus all future funding advances.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Moffett Towers, Sunnyvale, California -   On October 29, 2010 the Trust acquired at par a $21,158,000 senior participation in a B Note secured by a first mortgage lien on a 951,000 square foot, recently constructed class A office complex located in Sunnyvale, California.  The loan bears interest at 7.98%, matures on January 31, 2012 and is subject to one six-month extension.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements.  You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties.  Many of the factors that will determine these items are beyond our ability to control or predict.  Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Forward Looking Statements” and “Item IA - Risk Factors,” as updated by our other filings with the SEC. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise.  Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of operations include a discussion of our unaudited consolidated financial statements and footnotes thereto for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009. These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

We are a diversified REIT and as such we are able to invest in transactions which a dedicated REIT with narrow investment parameters would be unable to consider. In addition, because of our size we are able to make investments in transactions that are smaller and would generally be disregarded by large institutional investors.  With the exception of those asset types and locations in which we have self imposed restrictions on investing, we have a broad range for investment opportunities.  This includes different investment types, sectors, and geographic areas all at varying levels in the capital stack.

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

Acquisitions

We continue to broaden our portfolio with the acquisition of additional assets. During the quarter ended September 30, 2010 we invested approximately $67,125,000 in new loan assets.  Our recent acquisitions which are detailed in Item 1., Notes 4 and 19, are a direct result of an investment approach which targets loan investments with significant underlying collateral value, future income return potential and in certain cases, non-performing loans with the possibility, if not the likelihood, that our debt position will be converted into equity participation.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

Loan Assets

Our loan asset portfolio has grown considerably since the third quarter of 2009 and includes a combination of whole loans, B-notes and mezzanine loans. During the quarter ended September 30, 2010 we acquired approximately $67,125,000 of loan assets.  As of September 30, 2010 our portfolio of loan assets totaled $105,849,000 and generated interest earnings of $9,484,000 for the nine months ended September 30, 2010, as compared to interest earnings of $2,247,000 for the nine months ended September 30, 2009.

Operating Properties

During 2010 we expect that our operating property portfolio, which consists of 37 properties containing 8.2 million square feet, will continue to have leasing and expense containment issues.

We expect that rental income from our operating properties will decline in 2011 as a result of the non-renewal of six properties in our retail portfolio as well as the expiring lease at our Churchill property for which the previous contractual rents are above current market rents. Rental revenues for the nine months ended September 30, 2010 included $3,308,000 from the seven properties for which the tenants did not exercise renewal options.

During the quarter ended September 30, 2010 we made no property acquisitions although we converted our distressed Deer Valley first mortgage loan to equity ownership and allocated our loan cost of approximately $10,220,000 between our real estate assets and related lease intangibles. Although there were no dispositions of operating properties during the current quarter three properties were transferred into discontinued operations.  (See Item 1, Note 14.)

Consolidated Operating Properties - At September 30, 2010 our consolidated operating properties were 94.2% leased compared to 94.8% at June 30, 2010. We experienced a small decline in occupancy at our Indianapolis, Indiana property which was offset by increased occupancy at our Chicago, Illinois (Ontario) property and one of our Lisle, Illinois properties. The remaining properties’ occupancy remains stable.

Equity Investments in Operating Properties

Sealy - As of September 30, 2010, we continue to hold equity interests in three real estate ventures with Sealy & Co which have an aggregate of approximately 2.1 million rentable square feet consisting of 18 office flex buildings and 13 light distribution and service center properties. The investment properties are located in Northwest Atlanta, Georgia, Atlanta, Georgia and Nashville, Tennessee and had occupancies of 75%, 67% and 88%, respectively, at September 30, 2010 as compared to occupancy of 71%, 69% and 89%, at June 30, 2010.  Occupancy rates include all signed leases, including those undergoing tenant improvements.  Our Georgia properties continue to have historically low occupancy but are performing in line with the market and we have not lost any tenants to competing properties. Finally, our Nashville, Tennessee property has experienced an increase in occupancy as several competitors continue to suffer from flood damage.  The properties are being aggressively marketed for lease.  Although reporting a loss of $741,000 and $1,972,000 for the three and nine months ended September 30, 2010 due primarily to depreciation and amortization, the properties generated sufficient cash flow to service debt and meet capital expenditure needs.  We received cash distributions from operations of $209,000 and $523,000 for the three and nine months ended September 30, 2010, respectively.

The Sealy properties have $139,750,000 of mortgage debt at September 30, 2010 with no maturities until January 2012.

Marc Realty - As of September 30, 2010, we, together with Marc Realty, held equity interests in 12 properties which consist of an aggregate of approximately 1,977,000 rentable square feet of office and retail space which were 81.7% and 83.5% occupied at September 30, 2010 and June 30, 2010, respectively.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

Five downtown Chicago properties contain approximately 959,000 rentable square feet of the aggregate Marc Realty portfolio and accounted for $37,453,000 of our September 30, 2010 carrying value. These five properties had occupancy of 82.9% at September 30, 2010, compared to 86.8% occupancy at June 30, 2010.  They offer significant stability to our overall investment due to their size, locality, tenant composition and consistent results during times of difficult market conditions.  The balance of the portfolio, representing seven properties and $24,627,000 of our September 30, 2010 carrying value, contain approximately 1,018,000 square feet.  This part of the portfolio is located in the Chicago suburbs and was 80.6% occupied at September 30, 2010 compared to 80.4% occupied at June 30, 2010.

The Marc Realty properties are encumbered with $86,966,000 of mortgage debt currently, with no debt maturing in 2010, $19,367,000 maturing in 2011 and the remainder in 2012 or later.

REIT Securities

We have had significant returns from our REIT securities after having invested approximately $71,867,000 since the fourth quarter of 2008.  Because of our view of the market, we have reduced our investment activity in REIT securities and are now realizing those returns through the sale of the securities.  Accordingly, during the quarter ended September 30, 2010 we sold securities on which we had previously recognized unrealized gains of approximately $4,877,000, generating net proceeds of approximately $16,391,000 and recorded realized losses of $185,000 on the sales.  Additionally, during the quarter we recognized unrealized gains of $2,490,000 on our remaining REIT securities.

Debt Maturities

We have a $35,000,000 line of credit the term of which we extended for one year to December 16, 2011.  At September 30, 2010 we had borrowed $25,450,000 under the facility. This amount was drawn down in July in connection with new loan acquisitions.

At September 30, 2010, our balance sheet contains mortgage debt payable of $211,773,000. During the second quarter of 2010 we exercised our option to extend the loan which is collateralized by our 14 properties through June 2011. As of September 30, 2010 we have no outstanding mortgage debt that is maturing until March 2011. The debt maturing in March 2011 is collateralized by our Andover, Massachusetts property and our South Burlington, Vermont property. We are currently seeking to refinance these loans.

We continually evaluate our debt maturities and, based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Liquidity and Capital Resources

At September 30, 2010, we held $102,919,000 in unrestricted cash and cash equivalents and $29,893,000 in REIT securities.  In addition, as of September 30, 2010 we have $9,550,000 available to draw on our $35,000,000 revolving line of credit.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

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

Public Offering

On September 27, 2010 we closed a public offering of 5,750,000 Common Shares at a price of $12.25 per share before underwriter discount, and received net proceeds of approximately $67,000,000 which we intend to use for the acquisition of additional investments as opportunities arise.

Cash Flows

Our liquidity based upon cash and cash equivalents increased by approximately $36,426,000 from $66,493,000 at December 31, 2009 to $102,919,000 at September 30, 2010.

Our cash flow activities for the nine months ended September 30, 2010 are summarized as follows (in thousands):

Net cash flow provided by operating activities	$14,482
Net cash flow used in investing activities	(58,763)
Net cash flows provided by financing activities	80,707
Increase in cash and cash equivalents	$36,426

Operating Activities

For the nine months ended September 30, 2010, our operating activities generated net income of $13,184,000 and positive cash flow of $14,482,000.  Our cash provided by operations reflects our net income adjusted by: (i) non-cash items of $3,397,000; (ii) $4,086,000 of distributions from non-consolidated interests; and (iii) a net decrease due to changes in other operating assets and liabilities of $6,221,000.  See our discussion of Results of Operations below for additional details on our operations.

Investing Activities

Cash used in investing activities of $58,763,000 for the nine months ended September 30, 2010 was comprised primarily of the following:

•	$81,001,000 for the acquisition of eight new loans receivable;
•	$2,571,000 for additional loan advances on the 160 Spear and 180 North Michigan properties;
•	$10,665,000 for investment in our PSW NYC joint venture;
•	$7,800,000 for investment in our Riverside loan joint venture;
•	$6,140,000 for investment in our Marc Realty equity investments;
•	$2,113,000 to fund a tenant improvement escrow for the Deer Valley Medical Center;
•	$3,056,000 for purchases of REIT securities carried at fair value; and
•	$3,003,000 for investment in capital and tenant improvements at our operating properties.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

These uses of cash flow were offset primarily by:

•	$29,565,000 in proceeds from the sale of securities carried at fair value;
•	$9,876,000 in proceeds from the sale at par value of 50% interest in the 500-512 Seventh Avenue B Participation;
•	$3,000,000 in proceeds from the sale at par value of the Siete Square A Participation;
•	$6,540,000 received on full satisfaction of the Driver loan; and
•	$8,200,000 received on full satisfaction of the 1701 E. Woodfield Road loan.

Financing Activities

Cash provided by financing activities of $80,707,000 for the nine months ended September 30, 2010 was comprised primarily of the following:

•	$66,867,000 in proceeds from the issuance of 5,750,000 Common Shares pursuant to our public offering; and
•	$25,450,000 drawn down on our Revolving Line of Credit.

These sources of cash flow were offset primarily by:

•	$10,187,000 for dividend payments on our Common Shares;
•	$4,994,000 for mortgage loan repayments; and
•	$338,000 for dividend payments on our Series C Preferred Shares.

Future Cash Commitments

Land Purchases

During the first quarter of 2010, we exercised our option to acquire the land underlying six of the properties currently under ground leases which are leased to the Kroger Company.  The consummation of the acquisition of the six land parcels was consummated on November 1, 2010 at an aggregate purchase price of approximately $4,209,000.

Capital Contributions

In addition to our initial capital contribution of $10,125,000 to PSW NYC to cover the acquisition of the Mezz Loans, we made additional capital contributions of $540,000 during the quarter ended September 30, 2010.  We expect to fund an approximate $550,000 of additional contributions in the fourth quarter of 2010.

We continue to make capital contributions in our joint ventures with Marc Realty to fund capital improvements.  Although we are not required to make this funding we anticipate future contributions will be required.  We believe that cash on hand will provide the necessary capital to meet these commitments.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

During 2010 we have paid a quarterly dividend of $0.1625 per Common Share for the fourth quarter of 2009 and for the each of the first, second and third quarters of 2010.

Comparability of Financial Data from Period to Period

The comparability of financial data from period to period is affected by several items including (i) the timing of our property acquisitions and leasing activities, (ii) the purchases and sales of assets and investments, (iii) when material other-than-temporary impairment losses on assets in our portfolio are taken and (iv) the reclassification of assets.  In this regard, the comparability of financial results for nine months ended September 30, 2010 with those periods in 2009 were impacted by the write-down of our investment in Lex-Win Concord during the second quarter of 2009 and the reclassification of certain Marc Realty assets from an aggregated preferred equity investment to 12 individual common equity investments as of July 1, 2009.

Results of Operations

Our results are discussed below by business segment:

➢	Operating Properties – our wholly and partially owned operating properties including from and after July 1, 2009, our 12 Marc Realty equity investments;
➢	Loan Assets – our senior and mezzanine real estate loans as well as commercial mortgage-backed securities including, prior to July 1, 2009, our Marc Realty equity investments;
➢	REIT Securities – our ownership of equity and debt securities in other real estate investment trusts; and
➢	Corporate – non-segment specific results which include interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our assets by business segment (in thousands):

	September 30, 2010	December 31, 2009

Operating properties	$323,272	$313,682
Loan assets	105,849	31,774
REIT securities	29,893	52,597
Corporate
Cash and cash equivalents	102,919	66,493
Restricted cash	8,889	9,504
Other	16,873	19,142
Total Assets	$587,695	$493,192

The increase in loan assets was due primarily to our $80,965,000 of investments to acquire eight loans during the second and third quarters of 2010, a $10,665,000 investment in our PSW NYC venture and a $7,800,000 investment in our Riverside loan joint venture. Loan assets were reduced by $14,900,000 as a result of two loans being paid off in full and by $12,876,000 as a result of the sale of portions of two loans. Loan assets were further reduced by $10,220,000 as a result of our foreclosure on the Deer Valley property which collateralized one of our loan assets. As a result of the foreclosure, this asset is now included in our operating properties segment.

The decrease in REIT securities was primarily the result of the sale of securities carried at fair value for proceeds of $29,565,000.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

The decrease in other assets resulted primarily from a $1,999,000 reduction in accounts receivable and prepaid expenses.

Comparison of Nine Months ended September 30, 2010 versus Nine Months ended September 30, 2009

The following table summarizes our results from continuing operations by business segment for the nine months ended September 30, 2010 and 2009 (in thousands):

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Operating properties (1)	$3,399	$3,299
Loan assets (1)	12,258	(101,163)
REIT securities	7,131	21,424
Corporate income (expenses)	(7,444)	(1,582)
Income (loss) from continuing operations	$15,344	$(78,022)

(1)
As of July 1, 2009, in restructuring our preferred equity investment in Marc Realty, 12 of our investments in the Marc Realty portfolio were classified as equity investments and are included in the operating properties segment.

Operating Properties

The following table summarizes results from continuing operations for our operating properties business segment for the nine months ended September 30, 2010 and 2009 (in thousands):

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Rents and reimbursements	$28,162	$30,609
Operating expenses	(5,585)	(5,492)
Real estate taxes	(2,012)	(1,968)
Equity in loss of Sealy Northwest Atlanta	(541)	(223)
Equity in loss of Sealy Airpark Nashville	(681)	(861)
Equity in loss of Sealy Newmarket	(750)	(504)
Equity in income of Marc Realty investments	1,494	122
Operating income	20,087	21,683

Depreciation and amortization expense	(7,092)	(7,987)
Interest expense	(9,596)	(10,397)
Net income	$3,399	$3,299

Operating income from our operating properties, which we define as all items of income and expense directly derived from or incurred by this business segment before depreciation, amortization and interest expense, decreased by $1,596,000 compared to the prior year period.  The decrease was due primarily to:

•
a decrease of $613,000 in rents and reimbursements at our Andover, Massachusetts property due to the expiration of the lease in place at December 31, 2009.  This space was leased effective March 18, 2010;

•
a decrease of $340,000 in rents and reimbursements from our net lease portfolio due to a reduction in rent pursuant to a restructuring which provided for a decrease in rent and a 10-year extension of the lease for our Plantation, Florida property as of April 1, 2009;

•
a decrease of $364,000 in rents and reimbursements at our Chicago, Illinois (Ontario) property due to an approximate 5.0% decrease in average occupancy for the nine months September 30, 2010 as compared to the nine months ended September 30, 2009;

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

•
a decrease of $627,000 in rents and reimbursements from two of our Lisle, Illinois properties due to an approximate 20.5% decrease in average occupancy at one of the properties and an approximate 11.0% decrease at the other property for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009;

•	a decrease of $530,000 in rents and reimbursements at our River City property primarily as a result of reduced escalation charges in 2010;
•	operating expenses of $374,000 and $161,000 incurred during 2010 at our Burlington, Vermont and Andover, Massachusetts properties, respectively, which were net leased during 2009;
•	an increase of $300,000 in legal and professional fees incurred as a result of the litigation with our tenant at our Churchill, Pennsylvania property in 2010; and
•
a $384,000 increase in losses from our Sealy equity investments due primarily to a $318,000 increase in loss related to the Northwest Atlanta, office complex which experienced a 7% decrease in occupancy at September 30, 2010 from September 30, 2009.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  We received cash distributions of $523,000 from the Sealy equity investments for the nine months ended September 30, 2010.

Partially offset by:

•
a $1,372,000 increase in equity earnings in 2010 representing our share of operations from our 12 Marc Realty equity investments for the nine months ended September 30, 2010.  The increase is primarily the result of forgiveness of debt income of $2,207,000 at the 1701 East Woodfield property of which our share was $1,103,000.  We received cash distributions of $3,114,000 from the Marc Realty equity investments during the nine months ended September 30, 2010; and

•	a $351,000 bad debt recovery at our Burlington, Vermont property with respect to a tenant bankruptcy claim.

Depreciation and amortization expense decreased by $895,000 primarily as a result of values assigned to leases in place at the time of acquisition being fully amortized during 2009.  Also, during 2010 interest expense related to our operating properties decreased by $801,000 primarily as a result of normal amortization of mortgage loans payable.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

Loan Assets

The following table summarizes results from our loan assets business segment for the nine months ended September 30, 2010 and 2009 (in thousands):

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Interest income	$9,484	$2,247
Equity in earnings (loss) of preferred equity investment in Marc Realty	253	78
Impairment loss on preferred equity investment	-	(2,186)
Equity in loss of Lex-Win Concord	-	(67,065)
Impairment loss of Lex-Win Concord	-	(31,670)
Unrealized gain on loan securities carried at fair value	3,593	-
Equity in income of ROIC Riverside	239	-
Equity in loss of PSW NYC	(1,089)
Unrealized loss on available for sale loans	-	(2,152)
Provision for loss on loan receivable	-	(203)
Operating income (loss)	12,480	(100,951)

General and administrative expense	(222)	(212)
Net income (loss)	$12,258	$(101,163)

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative expense, increased by $113,431,000 from a loss of $100,951,000 for the nine months ended September 30, 2009 to income of $12,480,000 for the nine months ended September 30, 2010.  The increase was due primarily to:

•
a $98,735,000 reduction in losses recognized on our equity investment in Lex-Win Concord.  Our equity investment in Lex-Win Concord was written down to zero as of June 30, 2009.  We had no income or loss recognition for this investment for the nine months ended September 30, 2010;

•
a $7,237,000 increase in interest income due primarily to $5,945,000 recognized on loan assets acquired subsequent to September 30, 2009 which was partially offset by a reduction of $689,000 of interest on our tenant improvement and capital expenditure loans related to the Marc Realty investments which are now reported in the operating properties segment as of July 1, 2009;

•	a $3,593,000 unrealized gain on loan securities carried at fair value recognized in the nine months ended September 30, 2010; and
•	a reduction of impairment from the prior year resulting in a $2,361,000 increase in earnings from our preferred equity investment in Marc Realty;

Partially offset by:

•	a $1,089,000 loss recognized on our 2010 investment in our PSW NYC venture.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

REIT Securities

The following table summarizes results from our REIT securities business segment for the nine months ended September 30, 2010 and 2009 (in thousands):

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Interest and dividends	$2,263	$4,215
Gain on sale of securities carried at fair value	588	3,274
Unrealized gain on securities carried at fair value	4,280	14,010
Operating income	7,131	21,499

Interest expense	-	(75)
Net income	$7,131	$21,424

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, decreased by $14,368,000 from $21,499,000 for the nine  months ended September  30, 2009 to $7,131,000 for the nine months ended September 30, 2010.  The decrease was due primarily to:

•	a $9,730,000 decrease in unrealized gain on securities carried at fair value;
•	a $1,952,000 decrease in interest and dividend income primarily due to the sale of various securities; and
•	a $588,000 realized gain on the sale of securities carried at fair value for the nine months ended September 30, 2010 as compared to a gain of $3,274,000 recognized in the same period last year.

Corporate

The following table summarizes results from our corporate business segment for the nine months ended September 30, 2010 and 2009 (in thousands):

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Interest income	$94	$145
Interest expense	(1,530)	(2,273)
Gain on extinguishment of debt	-	5,682
General and administrative	(5,901)	(4,925)
State and local taxes	(107)	(211)
Operating loss	$(7,444)	$(1,582)

The increase in operating loss from corporate operations for the comparable periods was due primarily to:

•	a $5,682,000 gain on extinguishment of debt recognized in 2009 resulting from our 2009 purchases of 1,017,105 Series B-1 Preferred Shares at a discount to their liquidation value; and
•
a $976,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $1,207,000 partially offset by a reduction in corporate legal expenses of $359,000.

Partially offset by:

•	a $743,000 decrease in corporate interest expense due to lower aggregate payments in 2010 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2010.

State income taxes were $107,000 and $211,000 for the nine months ended September 30, 2010 and 2009, respectively, due primarily to our estimate of taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carry forwards, where applicable.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

Discontinued Operations

Discontinued operations consists of our Athens, Georgia; Lafayette, Louisiana; Knoxville, Tennessee; and Sherman, Texas retail properties and our apartment complex in Kansas City, Kansas which was foreclosed in December 2009.

Loss from discontinued operations increased by $2,361,000 from income of $201,000 for the nine months ended September 30, 2009 to a loss of $2,160,000 for the nine months ended September 30, 2010.  The loss in 2010 is due primarily to impairment charges of $2,720,000 recognized during the period.

The operations of the foregoing properties are classified as discontinued operations for all periods presented.

Comparison of Three Months ended September 30, 2010 versus Three Months ended September 30, 2009

The following table summarizes our results from continuing operations by business segment for the three months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended
	September 30, 2010	September 30, 2009

Operating properties	$1,391	$1,136
Loan assets	3,810	1,436
REIT securities	3,068	14,710
Corporate income (expenses)	(2,717)	(1,884)
Income (loss) from continuing operations	$5,552	$15,398

Operating Properties

The following table summarizes results from continuing operations for our operating properties business segment for the three months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended
	September 30, 2010	September 30, 2009

Rents and reimbursements	$9,298	$10,140
Operating expenses	(1,812)	(1,990)
Real estate taxes	(952)	(674)
Equity in income (loss) of Sealy Northwest Atlanta	(192)	19
Equity in loss of Sealy Airpark Nashville	(248)	(289)
Equity in loss of Sealy Newmarket	(301)	(141)
Equity in income of Marc Realty investments	1,187	122
Operating income	6,980	7,187

Depreciation and amortization expense	(2,393)	(2,598)
Interest expense	(3,196)	(3,453)
Net income	$1,391	$1,136

Operating income from our operating properties for the nine months ended September 30, 2010 decreased by $207,000 over the prior year period.  The decrease was due primarily to:

•
a decrease of $458,000 in rents and reimbursements from our River City property as a result of an approximate 6.3% decreases in average occupancy for the three month ended September 30, 2010 as compared to the three months ended September 30, 2009;

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

•
a decrease of $122,000 in rents and reimbursements at our Andover, Massachusetts property due to the expiration of the lease in place at December 31, 2009.  This space was leased effective March 18, 2010 at a lower rental rate;

•
A decrease of $176,000 in rents and reimbursements at our Chicago, Illinois (Ontario) property due to an approximate 6.3% decrease in average occupancy for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009;

•
a decrease of $217,000 in rents and reimbursements from two of our Lisle, Illinois properties due to an approximate 24.0% decrease in average occupancy at one of the properties and an approximate 8.1% decrease at the other property for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009;

•	operating expenses of $125,000 and $32,000 incurred during 2010 at our Burlington, Vermont and Andover, Massachusetts properties, respectively, which were net leased during 2009;
•
a $330,000 increase in losses from our Sealy equity investments due primarily to a $211,000 increase in loss related to our Northwest Atlanta, Georgia office complex primarily as a result of a decrease in occupancy for the three months ended September 30, 2010 as compared to the three month ended September 30, 2009.  Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses.  We received cash distributions of $209,000 from the Sealy equity investments for the three months ended September 30, 2010;and

•	an increase of $127,000 of expenses incurred as a result of our litigation with our tenant at our Churchill, Pennsylvania property in 2010.

Partially offset by:

•	a $225,000 bad debt recovery at our Jacksonville, Florida property with respect to a tenant bankruptcy claim;
•	a $164,000 increase in rents and reimbursements at our Jacksonville, Florida as a result of leasing space that was vacated in 2009; and
•
an increase of $1,065,000 in equity income in 2010 representing our share of operations from our 12 Marc Realty equity investments for the three months ended September 30, 2010.  The increase is primarily the result of forgiveness of debt income of $2,207,000 at the 1701 East Woodfield property of which our share was $1,103,000.  We received cash distributions of $1,174,000 from the Marc Realty equity investments during the three months ended September 30, 2010.

Depreciation and amortization expense decreased by $205,000 primarily as a result of values assigned to leases in place at the time of acquisition being fully amortized during 2009.  Also, during 2010 interest expense related to our operating properties decreased by $257,000 primarily as a result of normal amortization of the mortgage loans payable.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

Loan Assets

The following table summarizes results from our loan assets business segment for the three months ended September 30, 2010 and 2009 (in thousands):
	For the Three Months Ended
	September 30, 2010	September 30, 2009

Interest income	$4,185	$1,040
Equity in earnings of preferred equity investment in Marc Realty	85	86
Equity in earnings of Lex-Win Concord	-	500
Unrealized gain on loan securities carried at fair value	581	-
Equity in income of ROIC Riverside	234	-
Equity in loss of PSW NYC	(1,089)	-
Operating income	3,996	1,626

General and administrative expense	(186)	(190)
Net income	$3,810	$1,436

Operating income from loan assets increased by $2,370,000 from $1,626,000 for the three months ended September 30, 2009 to $3,996,000 for the three months ended September 30, 2010.  The increase was due primarily to:

•	a $581,000 unrealized gain on loan securities carried at fair value recognized during the three months ended September 30, 2010; and
•	a $3,145,000 increase in interest income due primarily to $2,794,000 recognized on loan assets acquired subsequent to September 30, 2009.

Partially offset by:

•	a $1,089,000 loss recognized on our 2010 investment in our PSW NYC venture.

REIT Securities

The following table summarizes results from our REIT securities business segment for the three months ended September 30, 2010 and 2009 (in thousands):
	For the Three Months Ended
	September 30, 2010	September 30, 2009

Interest and dividends	$763	$1,456
Gain (loss) on sale of securities carried at fair value	(185)	676
Unrealized gain on securities carried at fair value	2,490	12,578
Operating income	3,068	14,710

Interest expense	-	-
Net income	$3,068	$14,710

Operating income from REIT securities decreased by $11,642,000 from $14,710,000 for the three months ended September 30, 2009 to $3,068,000 for the three months ended September 30, 2010.  The decrease was due primarily to:

•	a $10,088,000 decrease in unrealized gain on securities carried at fair value;
•	a $693,000 decrease in interest and dividend income primarily due to the sale of certain securities; and

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

•	a $185,000 realized loss on the sale of securities carried at fair value for the three months ended September 30, 2010 as compared to a gain of $676,000 recognized in the same period last year.

Corporate

The following table summarizes results from our corporate business segment for the three months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended
	September 30, 2010	September 30, 2009

Interest income	$17	$31
Interest expense	(613)	(716)
Gain on extinguishment of debt	-	445
General and administrative	(2,114)	(1,630)
State and local taxes	(7)	(14)
Operating loss	$(2,717)	$(1,884)

The increase in operating loss from corporate operations for the comparable periods was due primarily to:

•	a $445,000 gain on extinguishment of debt recognized in 2009 resulting from our purchase of 100,000 Series B-1 Preferred Shares at a discount to their liquidation value; and
•	a $484,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $549,000.

Partially offset by:

•
a $103,000 decrease in corporate interest expense due to lower aggregate payments in 2010 of $250,000 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2010 which was partially offset by a $152,000 increase in interest expense on our KeyBank line of credit as a result of our $25,450,000 borrowing in July 2010.

State income taxes were $7,000 and $14,000 for the three months ended September 30, 2010 and 2009, respectively, due primarily to our estimate of taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carry forwards, where applicable.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Issued Accounting Standards

See Item 1.  Financial Statements – Note 2.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

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

Our liabilities include both fixed and variable rate. We seek to limit our risk to interest rate fluctuations through match financing on our loan assets as well as through hedging transactions.  In this regard, we entered into an interest rate swap agreement, with a notional amount of $20,000,000, which commenced June 30, 2010 and will expire June 30, 2011 which effectively converts the interest rate on that portion of principal from a floating rate of Libor plus 1.75% to a fixed rate of 2.675%.

The fair value of our debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value of $211,773,000 at September 30, 2010 and $216,767,000 at December 31, 2009 by approximately $10,505,000 at September 30, 2010 and approximately $25,704,000 at December 31, 2009.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at September 30, 2010 (in thousands):

	Change in LIBOR(2)
	-0.26%	1%	2%	3%
Change in consolidated interest expense	$(73)	$283	$566	$849
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(20)	77	237	424
(Increase) decrease in net income	$(93)	$360	$803	$1,273

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty equity investments. The amount does not reflect our equity investment in Concord which has been written down to zero.
(2)	The one-month LIBOR rate at September 30, 2010 was 0.25625%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.  In addition, our variable rate loan assets and loan securities with a face value aggregating $34,767,000 outstanding as of September 30, 2010 and December 31, 2009, partially mitigate our exposure to change in interest rates.

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

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

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: November 8, 2010	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: November 8, 2010	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

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

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008	-

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

10.5	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.6	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.7	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.8	Loan Agreement, dated November 18, 2004, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybanc Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 23, 2004.	-

10.9	Loan Modification Agreement, dated June 30, 2006, among FT-Fin Acquisition LLC, Keybank National Association, Newstar CP Funding LLC, Keybank National Association, as agent for itself and such other lending institutions, and Keybank Capital Markets, as the Arranger - Incorporated by reference to Exhibit 10.11 to the Trust’s Quarterly report on Form 10-Q for the period ended June 30, 2006.	-

10.10	Form of Mortgage, dated November 18, 2004, in favor of Keybank National Association - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 23, 2004.	-

10.11	Ownership Interest Pledge Agreement, dated November 18, 2004, from FT-Fin Acquisition LLC to Keybank National Association - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed November 23, 2004.	-

10.12	Guaranty, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed November 23, 2004.	-

10.13	Indemnity Regarding Hazardous Materials, dated as of November 18, 2004, by First Union Real Estate Equity and Mortgage Investments in favor of Keybank National Association, as the agent - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed November 23, 2004.	-

10.14	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005	-

10.15	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P.	-

10.16	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	-

10.17	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	-

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2010

10.18	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	-

10.19	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	-

10.20	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	-

10.21	Loan Agreement, dated as of December 16, 2005, between WRT Realty L.P. and KeyBank, National Association - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 21, 2005.	-

10.22	Guaranty from Winthrop Realty Trust in favor of KeyBank, National Association- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 21, 2005.	-

10.23	Second Amendment to Loan Agreement, dated as of December 16, 2008- Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 22, 2008.	-

10.24	Third Amendment to Loan Agreement, dated as of December 16, 2008- Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed December 22, 2008	-

10.25	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	-

10.26	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.27	Form of Series B-1 and Series C Preferred Share Purchase Agreement, dated November 1, 2009 - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 2, 2009	-

10.28	Investor Rights Agreement (Series C Preferred Shares), dated November 1, 2009, between Winthrop Realty Trust and the investors party thereto - - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 2, 2009	-

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith