Form 10-K
period 2010-12-31
Winthrop Realty Trust
filed 2011-03-16
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of March 1, 2011, there were 27,088,347 Common Shares outstanding.
At June 30, 2010, the aggregate market value of the Common Shares held by non-affiliates was $229,464,877.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III hereof.

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

PART I
ITEM 1. BUSINESS
General
Winthrop Realty Trust is a real estate investment trust formed under the laws of the State of Ohio. We conduct our business through our wholly owned operating partnership, WRT Realty L.P., a Delaware limited partnership, which we refer to as the Operating Partnership. All references to the “Trust”, “we”, “us”, “our”, “WRT” or the “Company” refer to Winthrop Realty Trust and its consolidated subsidiaries, including the Operating Partnership.
We are engaged in the business of owning real property and real estate related assets which we categorize into three reportable segments: (i) the ownership of investment properties, including properties in joint ventures consolidated or accounted for on a equity method basis, which we refer to as operating properties; (ii) the origination and acquisition of senior loans, mezzanine loans and debt securities secured directly or indirectly by commercial and multi-family real property, which loans we refer to as loan assets; and (iii) the ownership of equity and debt securities in other real estate investment trusts (REITs), which we refer to as REIT securities.
At December 31, 2010 we held (i) interests in operating properties totaling $373,142,000 and containing approximately 8.5 million square feet of rentable space, (ii) loan assets totaling $134,269,000, (iii) REIT securities with a market value of $33,032,000 and (iv) cash and cash equivalents of $45,257,000.
Our executive offices are located at 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114 and Two Jericho Plaza, Jericho, NY 11753. Our telephone number is (617) 570-4614 and our web site is located at http://www.winthropreit.com. The information contained on our web site does not constitute part of this Annual Report on Form 10-K. On our web site you can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, which we refer to as the SEC.
History
We began operations in 1961 under the name First Union Real Estate Equity and Mortgage Investments. Effective December 31, 2003, FUR Investors LLC acquired 32% of our then outstanding Common Shares and FUR Advisors LLC, which we refer to as FUR Advisors or our Advisor, was retained as our external advisor, our Board of Trustees was substantially reconstituted and Michael Ashner was appointed Chief Executive Officer and he entered into an exclusivity agreement with the Trust. Since January 1, 2004, we have been externally managed by FUR Advisors. Both FUR Advisors and FUR Investors LLC are separate entities controlled by Mr. Ashner, owned by our current executive officers and senior management, including Mr. Ashner, and members of senior management of AREA Property Partners, formerly known as Apollo Real Estate Advisors Inc., a New York based real estate investment fund.
Commencing January 1, 2004, we began to seek out more opportunistic investments across the real estate spectrum, whether they be operating properties, loan assets or REIT securities. On January 1, 2005 we elected to form the Operating Partnership and contributed all of our assets to the Operating Partnership in exchange for 100% of the ownership interests in the Operating Partnership. Our Operating Partnership structure, commonly referred to as an umbrella partnership real estate investment trust, provides us with additional flexibility when acquiring properties as it enables us to acquire properties for cash and/or by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership thereby enabling us to structure transactions which may defer tax gains for a seller while preserving our available cash for other purposes.
Management
Under the terms of the Advisory Agreement between FUR Advisors and us, FUR Advisors administers our affairs including seeking, servicing and managing our investments. For providing these and other services, FUR Advisors receives a base management fee and is entitled to an incentive fee after common shareholders have received a return of a specified amount which is based on a fixed price for Common Shares outstanding at December 31, 2003 plus the issuance price for Common Shares issued thereafter together with a cumulative 7% annual return thereon. See “Employees” below for a description of the fees payable to FUR Advisors.

Pursuant to our bylaws, our executive officers are permitted to acquire or dispose of an investment with an aggregate value of $10,000,000 or less without the consent of our Board of Trustees. However, if such transaction is with (i) our Advisor (and any successor advisor), Michael Ashner, or any of their respective affiliates; (ii) certain stated entities which are, or were, affiliated with us; (iii) a beneficial owner of more than 4.9% of our outstanding Common Shares, either directly or upon the conversion of any of our Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, which we refer to as our Series B-1 Preferred Shares, or Series C Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, which we refer to as our Series C Preferred Shares; or (iv) a beneficial owner of more than 4.9% of any other entity in which we hold a 10% or greater interest, then regardless of the amount of the transaction, such transaction must be approved by a majority of our independent trustees, acting in their capacity as members of our Conflicts Committee.
Investment, Operating and Capital Strategy
We are engaged in the business of owning and managing real property and real estate related assets. Our business objective is to maximize long term shareholder value through a total return value approach to real estate investing. As a result of our emphasis on total return, while we seek to achieve a stable, predictable dividend for our shareholders, we do not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return. We believe this approach will ultimately result in long term increased share value.
We are a diversified REIT and as such we are able to invest in transactions which a dedicated REIT with narrow investment parameters would be unable to consider resulting in a broad range of investment opportunities. These opportunities include different investment types, sectors, and geographic areas all at varying levels in the capital stack. As such, from time to time the types of real estate investments we will acquire may vary. In addition, because of our size we are able to make investments in transactions that are smaller and would generally be disregarded by larger real estate investors. In this regard, as opportunities present themselves and as market conditions dictate, we will focus our investment activity in one or more of our three business segments (i) operating properties; (ii) loan assets; and (iii) REIT securities, and aggressively pursue such opportunities. That is, subject to economic and credit market conditions, we will seek to:
•	acquire operating properties of specific property types and locations that we believe:
•	are undervalued,

•	present an opportunity to outperform the marketplace while providing recurring current or potentially recurring cash flow, or

•	can provide superior returns through an infusion of capital and/or improved management;
•	acquire portfolios or interests in portfolios at properties within characteristics similar to the above;

•
acquire loan assets using the same criteria for operating properties, as well as consideration of loan assets that may present an opportunity for us to acquire through foreclosure an equity interest in the underlying real estate collateral;

•	acquire securities issued by other REITs we believe are undervalued; and

•
divest investments as they mature in value to the point where we may be unlikely to achieve better than market returns in order to redeploy capital to what we believe to be higher yielding opportunities. Consistent with our total return approach to investing, it is not possible to predict when we will exit any particular investment.

We acquire assets through direct ownership as well as through strategic alliances and ventures. Our primary sources of income are rental income and tenant recoveries from leases of our operating properties, interest income and discount accretion from our loan assets, and interest and dividend income and appreciation from our investments in REIT securities.
Based on market conditions in 2010, we focused our investment activity in our loan asset segment. We seek to enter into ventures with third parties who have a presence, experience and expertise in specific geographic areas and/or specific asset types. Further, with respect to ventures that we manage we seek to enhance our total return with asset management and other fees, and promoted economic interests and appreciation. We currently expect that our focus on loan assets will continue in 2011. Currently, we expect to concentrate our investment activities in assets that we believe are higher quality office, retail and multi-family properties along with high-end hospitality assets as we expect these will be the first to recover. We generally do not pursue those investments in which there is a significant component of raw land, development risk, specialty real estate or condominiums, unless the condominium project can be converted to a conventional multi-family property.
To enhance our total return, we utilize leverage. We seek to limit risk associated with utilization of leverage by seeking to make our investments through discrete single purpose entities in which we do not guaranty, other than customary environmental and recourse carve-out guarantees, the debt of our single purpose subsidiaries, thereby limiting the risk of loss to that particular investment or joint venture.

As a REIT, we are dependent primarily on external equity and debt financing to fund the growth of our business because of the distribution requirements for a REIT which significantly limits our ability to re-invest cash flow and capital proceeds. We have historically used public equity markets, joint venture equity, and secured financing as our primary sources of capital including raising capital through public offerings as we did in September 2010. We expect to continue to fund our investments through one or a combination of: cash reserves, borrowings under our credit facility, redeployment of capital from timely asset sales, property loans, the issuance of debt or equity securities and the formation of joint ventures. Finally, we maintain a stock purchase and dividend reinvestment plan which enables our existing shareholders to reinvest their dividends as well as purchase additional shares at a discounted price.

Assets
Loan Assets
The following table sets forth certain information relating to our loans receivable, carried at historical cost, and loan securities carried at fair value. All information presented is as of December 31, 2010. Dollars are stated in thousands.

	Loan			Stated Interest	Carrying			Maturity	Senior
Name	Position	Asset Type	Location	Rate (1)	Amount (2)	Par Value		Date (3)	Debt (4)
Loans Receivable
Beverly Hilton (10)	B Note	Hotel	Beverly Hills, CA	Libor + 1.74%	$7,899	$10,000		08/09/11	$166,000
Metropolitan Tower	B Note	Office	New York, NY	Libor + 1.51%	10,312	15,000		11/01/11	81,559
Westwood *	Whole loan	Office	Phoeniz, AZ	11.00%	3,500	3,500		04/30/12	—
Siete Square	B Participation	Office	Phoeniz, AZ	10.37%	2,488	2,500	(5)	06/09/12	3,000
Moffett Towers *	B Note	Office	Sunnyvale, CA	Libor + 6.48%	21,752	21,603		07/31/12	108,786
160 Spear	B Note	Office	San Francisco, CA	9.75%	6,674	15,000	(5)	06/09/13	35,000
160 Spear	Mezzanine	Office	San Francisco, CA	15.00%	3,029	3,000		06/09/13	50,000
Legacy Orchard *	Secured	Corporate Loan	n/a	15.00%	9,750	9,750	(5)	10/31/14	—
San Marbeya *	Whole loan	Multi-Fam	Tempe, AZ	5.88%	26,966	30,930		01/01/15	—
Rockwell *	Mezzanine	Industrial	Shirley, NY	12.00%	255	1,496		05/01/16	17,045
500-512 7th Ave *	B Note	Office	New York, NY	7.19%	9,954	11,638		07/11/16	253,673
180 N. Michigan (6)	Mezzanine	Office	Chicago, IL	8.50%	1,862	1,862		12/31/16	18,080
Wellington Tower	Mezzanine	Mixed use	New York, NY	6.79%	2,456	3,501		07/11/17	22,500
CDH CDO LLC *	Unsecured	n/a	n/a	12.00%	3,498	3,498		12/30/15	—

					$110,395

Loan Securities
WBCMT 2007 WHL8	CMBS	Hotel	Various	Libor + 1.75%	$45	1,130		06/09/12	1,470,264
Metropolitan Tower*	Rake Bonds	Office	New York, NY	(7)	6,668	8,748		11/01/11	72,812
West Olive	Rake Bonds	Office	Burbank, CA	(8)	4,606	6,364		02/28/13	15,666
Concord CDO-1 *	CDO Bonds	Various	Various	Libor + 1.20%	662	662	(5)	12/25/46	288,025

					$11,981

Loans in Equity Investment (9)
Riverside Plaza*	B Note	Retail	Riverside, CA	12.00%	$7,883	7,800		12/01/12	54,400

*	Loan Asset was acquired by the Trust in 2010. Additional loan asset details are described below.

(1)
Represents contractual interest rates without giving effect to loan discount and accretion. The stated interest rate may be significantly different than the Trust’s effective interest rate on certain loan investments.

(2)	Carrying amount includes all applicable accrued interest and accretion of discount.

(3)	After giving effect to all contractual extensions.

(4)	Debt which is senior to our loan.

(5)	Par Value is presented at the borrowers discounted payoff option (DPO) amount.

(6)	Represents a tenant improvement and capital expenditure loan collateralized by a subordinate mortgage or the ownership interest in the property owner.

(7)	Ranges from Libor + 1.15% to Libor + 1.35%.

(8)	Ranges from Libor + 0.65% to Libor + 1.60%.

(9)	Equity investment amounts are presented based on the Trust’s 50% ownership percentage.

(10)	Under contract to sell at par. Expected closing in July 2011.

Loan Asset Acquisitions
500-512 Seventh Avenue — New York, New York — B Note — On July 9, 2010 we acquired for $19,825,000 a $23,499,000 performing B note in a first mortgage loan which is subordinate to a $253,673,000 A note in the mortgage loan. The A note and B note are collateralized by a 1,188,000 square foot office building located at 500-512 Seventh Avenue New York, New York. The B note bears interest at 7.19% and has a scheduled maturity date of July 11, 2016. In August, 2010 we sold a participation in the B note as described in the “Loan Asset Modifications” section below.
San Marbeya Apartments — Tempe, Arizona — First Mortgage Loan - On July 23, 2010 we acquired for $26,990,000 a $31,106,000 performing first mortgage loan. The loan is collateralized by a 276 unit apartment complex referred to as San Marbeya Apartments located in Tempe, Arizona. The loan bears interest at a blended rate of 5.88% and has a scheduled maturity date of January 1, 2015. In January 2011 we sold a senior participation in this first mortgage loan as described in the “Loan Asset Modifications” section below.
Rockwell — Shirley, New York — Mezzanine Loan — On August 31, 2010 we acquired from Concord Debt Holdings, LLC, which we refer to as Concord, for $235,000 a $1,497,000 performing mezzanine loan. The loan is collateralized by a 129,660 square foot industrial/warehouse complex in Shirley, New York. The loan bears interest at 12% and has a scheduled maturity date of May 1, 2016.
Legacy Orchard —Corporate Loan - On October 22, 2010 we acquired for $9,750,000 an existing $39,000,000 performing loan made to a private real estate equity fund and then modified the loan to provide for: (i) an interest rate of 15% on the $9,750,000 investment amount; (ii) collateral in the form of a $3,000,000 million letter of credit, a first mortgage on land and a security interest in other assets; (iii) a scheduled maturity date of October 31, 2014 and, (iv) subject to the satisfaction of certain conditions by the borrower a discounted payoff option after one year of $9,750,000.
Westwood Business Park — Phoenix, Arizona — Whole Loan — On October 29, 2010 we acquired for $4,100,000, a first mortgage loan secured by an interest in four class B office buildings, containing 91,100 square feet of office space in Phoenix, Arizona. Upon acquisition of the loan, the borrower made a principal payment of $600,000 and the loan was restructured to reduce the then outstanding principal to $3,500,000 and to provide for a future funding component which allows the borrower to draw up to $400,000 to fund 50% of the tenant improvement and leasing commission costs on new leases. The loan bears interest at 11% and has a scheduled maturity date of October 31, 2011.
Moffett Towers — Sunnyvale, California — B Note - On October 29, 2010 we acquired at par a $21,428,000 senior participation in a B note secured by a first mortgage lien on a 951,000 square foot, recently constructed class A office complex located in Sunnyvale, California. The loan bears interest at Libor plus 6.48% (with a Libor floor of 1.5%) and has a scheduled maturity date of January 31, 2012.
Metropolitan Tower — New York, New York — Rake Bonds — On December 30, 2010, pursuant to a purchase option, we acquired from Concord Debt Funding Trust, which we refer to as CDFT, for $5,250,000 two rake bonds with an aggregate face amount of approximately $8,748,000, a weighted average interest rate of Libor plus 1.30% which have a scheduled maturity date of November 1, 2011. The rake bonds are secured by the 260,000 square feet of office space constituting the office portion of Metropolitan Tower located in New York, New York. On December 30, 2010 in connection with the acquisition of the Metropolitan Tower rake bonds CDFT borrowed $3,498,000 from us in the form of an unsecured loan. The loan bears interest at 12% and has a scheduled maturity date of December 30, 2015.
Loan Asset Modifications
Siete Square — Phoenix, Arizona — B Note Participation — On February 5, 2010, we restructured our loan into a $3,000,000 Sub-Participation A interest which bears interest at 8% and a $4,219,000 Sub-Participation B interest. We sold the Sub-Participation A interest at par to Concord Real Estate CDO-1, Ltd., which was refer to as CDO-1, on the same date.

500-512 Seventh Avenue — New York, New York — B Note Participation — On August 4, 2010, we restructured our loan and sold a 50% pari passu participation interest in the B note for a purchase price of $9,859,000 which represented one-half of our cost basis in the B note.
San Marbeya Apartments, Tempe, Arizona-First Mortgage Loan — On January 14, 2011, we restructured our loan into a $15,150,000 senior participation, which bears interest at 4.85%, and a $15,744,000 junior participation, which bears interest at 6.4%. We concurrently sold the senior participation to CDO-1 at par.
Loan Asset Acquisitions and Conversions to Operating Properties
Crossroads II at Meridian, Englewood Colorado- On June 11, 2010 we acquired for $8,100,000 a $10,031,000 non-performing first mortgage loan collateralized by an 118,000 square foot, class A office building located at 9780 Mount Pyramid Court, Englewood Colorado, known as Crossroads II at Meridian. On November 17, 2010 we foreclosed on the first mortgage loan and acquired the property.
Deer Valley Medical Center, Deer Valley, Arizona — On June 28, 2010 we acquired for $10,257,000 a $20,491,000 non-performing first mortgage loan collateralized by an 86,000 square foot, class A medical office building known as the Deer Valley Professional Center. On August 6, 2010 we foreclosed on the first mortgage loan and acquired the property.
Newbury Apartments — Meriden, Connecticut — On September 2, 2010 we acquired from Concord for $550,000 a non-performing mezzanine loan with a face amount of $3,500,000, which was collateralized by a 180 unit multi-family apartment complex located in Meriden, Connecticut. The loan was subordinate to a non-performing first mortgage loan with a principal balance of approximately $23,875,000. On October 29, 2010 we foreclosed on the equity interest in the property owner resulting in our becoming the indirect owner of the property subject to the first mortgage loan.
In February 2011 we reached an agreement with the first mortgage lender to repay all past due interest and fees of approximately $853,000, to fund escrows of approximately $83,000, to prepay March’s debt service inclusive of escrows of approximately $150,000 and to pay a modification fee of approximately $119,000 (0.5% of the loan balance). In exchange the lender waived all defaulted interest, modified the payments to interest only and extended the maturity date to February 1, 2014.
Loan Asset Acquired and Repaid During the Year
Driver Building — San Diego, California — On May 14, 2010 we acquired at par a non-performing $6,540,000 first mortgage loan. On August 27, 2010 we received full repayment on the outstanding principal, stated and defaulted interest as well as late fees.
1701 E. Woodfield Road — Schaumburg, Illinois — On July 1, 2010 we acquired for $8,200,000 a $10,408,000 performing first mortgage loan collateralized by a 174,400 square foot office building located at 1701 E. Woodfield Road, Schaumburg, Illinois, a suburb of Chicago. The property is owned in a joint venture with Marc Realty. Simultaneously with the acquisition of this loan, the venture made a principal payment on the loan of $3,200,000 (both Marc Realty and us contributed 50% each) and the loan was modified to reduce the balance to $5,000,000, increase the interest rate to 8% per annum and extend its maturity to July 1, 2011. The joint venture subsequently repaid the outstanding principal and interest on September 28, 2010 from the proceeds of a new first mortgage loan.
Scripps Center, Costa Mesa, California — Rake Bonds - On July 16, 2010 we acquired from Concord for $1,200,000 two rake bonds with an aggregate face amount of $2,273,000. The bonds were repaid at face on December 1, 2010.
Loan Asset Acquisitions and Other Loan Asset Transaction Activity through our Equity Investments
Riverside Shopping Center, Riverside, California — On June 28, 2010 we formed a 50%-50% joint venture entity which acquired at par a 12% $15,600,000 B participation in a performing $70,000,000 first mortgage loan. The first mortgage loan is collateralized by a 405,000 square foot retail center located in Riverside, California.

Peter Cooper Village/Stuyvesant Town Investments, New York, New York — On August 6, 2010 we formed a joint venture, PSW NYC LLC, which we refer to as PSW NYC, in which we held a 22.5% interest, to acquire 100% of the $300,000,000 face amount of certain mezzanine loans indirectly collateralized by an 11,227 unit apartment complex in New York City for a purchase price of $45,000,000, with the intention of foreclosing on the collateral. As a result of an action brought by the first mortgage lender PSW NYC was prohibited from foreclosing. To settle the matter with the first mortgage lender, PSW NYC agreed to sell to the first mortgage lender the mezzanine loans for the original cost ($45,000,000) paid by PSW NYC.
Concord, CDH CDO and Lex-Win Concord LLC — On August 26, 2010, we, together with our two joint venture partners in Concord, restructured the investment such that each partner now holds a one-third interest in Concord and in a newly formed entity, CDH CDO LLC, which we refer to as CDH CDO. As part of the restructuring, Concord transferred to CDH CDO for $10,635,000 the equity interest in CDFT, the sole equity owner of CDO-1. The purchase price was funded by a capital contribution from one of our joint venture partners which contribution is entitled to a priority return of 10% per annum. Also during 2010 and the first quarter of 2011, Concord satisfied its obligations under its Credit Suisse repurchase agreement and one if its RBS repurchase agreements. As a result, Concord’s sole remaining obligations are with its KeyBank credit facility and its RBS repurchase agreement with respect to its interest in the Sofitel hotel in New York, New York. Although Concord remains in violation of certain debt covenants under both of these remaining obligations, Concord’s debt is non-recourse to us and Concord’s lenders’ sole recourse with respect to defaults is limited to the value of Concord’s assets.
In January 2010, CDFT submitted for cancellation certain bonds issued by CDO-1 and held by CDFT. The trustee for CDO-1 refused to cancel such bonds and CDO-1 brought an action in the Delaware Court of Chancery seeking declaratory relief that such bonds should be cancelled and no longer remained outstanding. Pending the court’s decision, the trustee escrowed all payments on account of the bonds and distributions payable to CDFT from CDO-1’s assets. In addition, the trustee also escrowed any principal payments that could otherwise have been used for reinvestment by CDO-1 in additional or replacement assets. In May 2010 the Delaware Court of Chancery issued a ruling that the bonds submitted for cancellation should be deemed no longer outstanding effective January 2010. The trustee appealed the ruling and on March 4, 2011, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s ruling that the bonds submitted for cancellation should be deemed no longer outstanding effective January 2010. As a result, we expect the trustee to release the funds held in escrow thereby enabling CDO-1 to make all current and past due payments on its remaining bonds as well as to pay distributions to CDFT, which distributions will be used by CDFT to repay the loan of $3,498,000 made by us on December 30, 2010 and the purchase price owed by CDFT to us on account of its purchase of CDO-1 bonds originally purchased by us and which CDFT had an option to acquire. In addition, we expect that the trustee will release the approximately $33,497,000 in principal payments received and held in the CDO-1 reinvestment account which may be used by CDO-1 to acquire new assets for the benefit of CDO-1’s noteholders and CDFT. Furthermore, assuming CDO-1 continues to satisfy its financial tests set forth in its indenture, we expect that CDO-1 will continue to make distributions to CDFT, which in turn will make distributions to its equity holders including us.
Operating Properties
In addition to the loans that were converted to operating properties through foreclosure previously discussed, we made the following acquisitions in 2010:
Operating Property Acquisitions
Crossroads I at Meridian — Englewood, Colorado — On December 22, 2010 we acquired for $8,700,000 an 118,000 square foot, class A office building located at 9800 Mount Pyramid Court, Englewood, Colorado known as Crossroads I at Meridian, which is adjacent to the Crossroads II property we acquired through foreclosure in November 2010.
Land Acquisitions
Kroger Properties — During the first quarter of 2010 we exercised our option to acquire the land underlying six of the properties held in land estates which were scheduled to expire on October 31, 2010 and were leased to the Kroger Company. The acquisition of the six land parcels was consummated on November 1, 2010 at an aggregate purchase price of approximately $4,209,000.

Plantation Florida — On November 22, 2010 we exercised our option and acquired the land underlying the Plantation, Florida property leased to BellSouth Telecommunication, Inc. for a purchase price of $4,000,000.
Andover, Massachusetts —On December 20, 2010 we exercised our option and acquired the land underlying the Andover, Massachusetts property leased to PAETEC Communications, Inc. for a purchase price of $1,200,000.
REIT Securities
At December 31, 2010 our investments in REIT securities consisted of the following (in thousands):

	Cost	Fair Value
REIT Preferred Shares	$15,757	$28,547
REIT Common Shares	3,590	4,485

	$19,347	$33,032

Revolving Line of Credit
For information on our Revolving Line of Credit, see ITEM 8 — Financial Statements and Supplementary Data, Note 10.
Employees
As of December 31, 2010, we had no employees. Our affairs are administered by our Advisor, pursuant to the terms of the Advisory Agreement, which includes providing asset management services and coordinating with our shareholder transfer agent and property managers. Under the Advisory Agreement, during 2009 we paid our Advisor a quarterly base management fee equal to 1.5% of (i) the issuance price of our outstanding equity securities plus (ii) 0.25% of any equity contribution by an unaffiliated third party to a venture managed by us. For purposes of the calculation, the 15,754,495 Common Shares outstanding at January 1, 2009 were valued at $11.00 and with respect to the 1,496,000 Series B-1 Preferred Shares outstanding after giving effect to the repurchases of Series B-1 Preferred Shares during the fourth quarter of 2008 and the first quarter of 2009 were valued at $25.00 per Series B-1 Preferred Share. Any additional future conversions, redemptions or repurchases of the Series B-1 Preferred Shares do not reduce the base equity for purposes of the base management fee calculation.
Effective January 1, 2010, the Advisory Agreement was amended so that the determination of the issuance price of Common Shares reverted back to the pre 2009 definition such that the fee is to be calculated on the actual issuance price of Common Shares instead of a fixed price for Common Shares issued prior to January 1, 2009. This change will result in an increase, without giving effect to any additional shares issuances, to the annual advisory fee payable to FUR Advisors of approximately $2,100,000 over what would have been paid without the amendment, which increase was phased in with 54% of the increase being paid during 2010. The full impact of the increase will be recognized in 2011.
Pursuant to the terms of the Advisory Agreement, in addition to receiving a base management fee, FUR Advisors is entitled to receive an incentive fee for administering the Trust. FUR Advisors, or its affiliate, is also entitled to receive property and construction management fees at commercially reasonable rates, as determined by our independent Trustees. The incentive fee which is equal to 20% of any amounts available for distribution in excess of a threshold amount (as defined) is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate distributions above a threshold amount or (ii) upon termination of the Advisory Agreement, if the net value of our assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received a return of invested capital (based on initial share issuance price) plus a 7% annual return thereon (the threshold amount) or, if the Advisory Agreement is terminated, if the assets of the Trust exceed the threshold amount. At December 31, 2010 the threshold amount was approximately $468,193,000, which was equivalent to $16.58 per diluted Common Share.
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

We will continue to capitalize on the acquisition and investment opportunities that our Advisor brings to us as a result of its acquisition experience as well as our partners in ventures. We derive significant benefit from our present advisor structure, where our Advisor’s experienced management team provides us with resources at substantially less cost than if such persons were directly employed by us. Through its broad experience, our Advisor’s senior management team has established a network of contacts and relationships, including relationships with operators, financing sources, investment bankers, commercial real estate brokers, potential tenants and other key industry participants.
Environmental Regulations
Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. These are discussed further under ITEM 1A — Risk Factors.
Segment Data
Business segment data may be found under ITEM 8 — Financial Statements Note 20 and Supplementary Data.
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
New York Stock Exchange Certification
As required by applicable New York Stock Exchange listing rules, on June 14, 2010, following our 2010 Annual Meeting of Shareholders, our Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards.
ITEM 1A — RISK FACTORS
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

Risks incidental to real estate investments.
As a REIT our investments are limited to direct ownership and operation of operating properties, loan assets secured, directly or indirectly, by operating assets, and investments in other REITs. Accordingly, an investment in us depends upon our financial performance and the value of our operating properties held from time to time as well as those securing our loan assets, and those held by the REITs in which we invest, which operating properties are subject to the risks normally associated with the ownership, operation and disposal of real estate properties and real estate related assets, including:
•	adverse changes in general and local economic conditions which affect the demand for real estate assets;
•	competition from other properties;
•	increases in interest rates;
•	reduced availability of financing;
•	the cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, properties in the markets in which our investments are located;
•	the attractiveness of our properties to tenants and purchasers;
•	how well we manage our properties;
•	changes in market rental rates and our ability to rent space on favorable terms;
•	the financial condition of our tenants and borrowers including their becoming insolvent and bankrupt;
•	the need to periodically renovate, repair and re-lease space and the costs thereof;
•	increases in maintenance, insurance and operating costs;
•	civil unrest, armed conflict or acts of terrorism against the United States; and
•	earthquakes floods and other natural disasters or acts of God that may result in uninsured losses.
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
As of December 31, 2010, we had approximately $45,257,000 of cash and cash equivalents available for investment. Our ability to increase entity value is dependent upon our ability to grow our asset base by investing these funds, as well as additional funds which we may raise or borrow, in real estate related assets that will ultimately generate more favorable returns.
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
We face risks associated with property acquisitions.
We acquire properties and portfolios of properties, including large portfolios that would increase our size and potentially alter our capital structure. Although we enter into these acquisitions with the belief that they will enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risk that:
•	we may not be able to obtain financing for acquisitions on favorable terms;
•	acquired properties may fail to perform as expected;
•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;
•
acquired properties may be located in new markets where we may have limited knowledge and understanding of the local economy, an absence of business relationships in the area or unfamiliarity with local governmental and permitting procedures; and

•
we may not be able to efficiently integrate acquired properties, particularly portfolios of properties, into our organization and manage new properties in a way that allows us to realize cost savings and synergies.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our Operating Partnership. This acquisition structure has the effect, among other factors, of reducing the amount of tax depreciation we can deduct over the tax life of the acquired properties, and typically requires that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions on dispositions could limit our ability to sell an asset during a specified time, or on terms, that would be favorable absent such restrictions.

Acquired properties may subject us to known and unknown liabilities.
Properties that we acquire may be subject to known and unknown liabilities for which we would have no recourse, or only limited recourse, to the former owners of such properties. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow. Unknown liabilities relating to acquired properties could include:
•	liabilities for clean-up of pre-existing disclosed or undisclosed environmental contamination;
•	claims by tenants, vendors or other persons arising on account of actions or omissions of the former owners of the properties; and
•	liabilities incurred in the ordinary course of business.
Failure to renew expiring leases could adversely affect our financial condition.
We are subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the cost of any required renovations, may be less favorable than the prior or current lease terms. This risk is substantial with respect to our net leased properties as single tenants lease 100% of each property. Thirteen of our properties, containing an aggregate of approximately 2,560,000 square feet of space are net leased to six different tenants. Leases accounting for approximately 5% of the aggregate annualized base rents from our operating properties for 2010, representing approximately 5% of the net rentable square feet at the properties, are scheduled to expire in 2011. The lease at our Churchill, Pennsylvania property which accounted for approximately $3,100,000 in annual rental revenue in 2010, expired December 31, 2010. Other leases grant tenants early termination rights upon payment of a termination penalty. Lease expirations will require us to locate new tenants and negotiate replacement leases with them. The costs for tenant improvements, tenant concessions and leasing commissions with respect to new leases are traditionally greater than costs relating to renewal leases. If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases, or if the rental rates upon such renewal or reletting are significantly lower than expected, our revenue and net income could be adversely affected.
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

We may experience increased operating costs, which might reduce our profitability.
Our properties are subject to increases in operating expenses such as for cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping and repairs and maintenance of our properties. In general, under our leases with tenants, we pass through all or a portion of these costs to them. There can be no assurance that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere. If operating expenses increase, the availability of other comparable office space in the geographic markets of our properties might limit our ability to increase rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to shareholders.
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
In certain states foreclosing on a property can be a lengthy and costly process. In addition, a borrower can file for bankruptcy or raise defenses that could delay our ability to realize on our collateral on a timely basis. In such instances, the increased costs and time required to realize on our collateral would likely result in a reduced return on the investment.
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
The fair value of our loan assets is dependent upon the yield demanded on these assets by the market based on the underlying credit as well as general economic conditions. Although many of our directly held loan assets were purchased at significant discounts, a further deterioration of the real estate markets or a large supply of these loan assets available for sale combined with reduced demand will generally cause the market to require a higher yield on these loan assets, resulting in a higher, or “wider,” spread over the benchmark rate of such loan assets. Under these conditions, the value of the loan assets in our portfolio would decline.
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
The provisions of our Series B-1 and Series C Preferred Shares currently require us to make quarterly distributions presently aggregating approximately $405,000 or $1,619,000 annually before any distributions may be made on our Common Shares.
Covenants in our debt instruments could adversely affect our financial condition and our ability to make future investments.
Debt instruments under which we are an obligor contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further encumber, directly or indirectly, the applicable property. Our credit facility contains, and other loans that we may obtain in the future may contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness. These restrictions can include, among other things, a limitation on our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense and fixed charges, and a requirement for us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow under our credit facility with KeyBank National Association is subject to compliance with certain other covenants including the absence of factors both within and outside of our control. If we fail to comply with our covenants, it would cause a default under the applicable debt instrument, and we may then be required to repay such debt with funds from other sources which may not be available to us, or be available only on unattractive terms. Further, a default under a debt instrument could limit our ability to obtain additional equity or debt financing in the future, either of which would adversely affect our financial condition and results of operations.

Covenants in our Preferred Shares limit our ability to issue additional preferred shares.
Our Series B-1 Preferred Shares restrict our ability to issue shares senior or pari passu in priority the Series B-1 Preferred Shares without the consent of two-thirds in interest of our Series B-1 Preferred Shares. Similarly, our Series C Preferred Shares restrict our ability to issue shares senior or, subject to limited issuance rights, pari passu in priority the Series C Preferred Shares without the consent of two-thirds in interest of our Series C Preferred Shares. Accordingly, our ability to raise capital through the issuance of additional preferred shares is significantly restricted until the Series B-1 and Series C Preferred Shares are redeemed.
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
We might lose our listing on the New York Stock Exchange depending on a number of factors, including failure to qualify as a REIT, or our not meeting the New York Stock Exchange’s requirements, including those relating to the number of shareholders, the price of our Common Shares and the amount and composition of our assets.
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
Pursuant to the terms of the Advisory Agreement, our Advisor is entitled to receive an incentive fee equal to 20% of any amounts available for distribution in excess of a threshold amount. The incentive fee is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate distributions above a threshold amount or (ii) upon termination of the Advisory Agreement, if the value of our assets exceed the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received the threshold amount or, if the Advisory Agreement is terminated, the assets of the Trust exceed the threshold amount. At December 31, 2010, the threshold amount was approximately $468,193,000, which was equivalent to $16.58 for each of our Common Shares on a fully diluted basis. At such time as shareholders’ equity exceeds the threshold amount, we will record a liability in our financial statements equal to approximately 20% of the difference between shareholders’ equity and the threshold amount in accordance with generally accepted accounting principles.
Termination of the Advisory Agreement may be costly or not in our best interest.
Termination of the Advisory Agreement either by us or our Advisor may be costly. Upon termination of the Advisory Agreement, our Advisor would be entitled to a termination fee equal to the incentive fee based on an appraised valuation of our assets assuming we were then liquidated. The amount payable on termination of the Advisory Agreement could be substantial which may have a negative effect on the price of our Common Shares. Further, affiliates of our Advisor hold approximately 12.3% of our outstanding Common Shares and serve as our executive officers. Accordingly, if we were inclined to terminate the Advisory Agreement, the ownership position of our Advisor in our Common Shares could result in other adverse effects to us and the price of our Common Shares.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
The following tables set forth certain information relating to operating properties in which we have an ownership interest. All information presented is as of December 31, 2010, except as noted. Dollars are stated in thousands.
Table of Operating Office, Retail and Industrial Properties
CONSOLIDATED PROPERTIES

						Major	($000’s)		($000’s)	Debt
Description and	Year	Trust’s	Rentable	(**)	Major Tenants	Tenants’	Cost Less	Ownership	Debt	Maturity
Location	Acquired	Ownership	Square Feet	% Leased	(Lease /Options Exp)	Sq. Feet.	Depreciation	of Land	Balance	& Int Rate

Retail

Atlanta, GA					The Kroger Co.
	2004	100%	61,000	100%	(2016/2026)	61,000	$3,928	Ground Lease	(1)	(1)

Denton, TX					Fitness Evolution
	2004	100%	46,000	63%	(2012)	29,000	2,250	Fee	(1)	(1)

Greensboro, NC					The Kroger Co.
	2004	100%	47,000	100%	(2017/2037)	47,000	3,219	Ground Lease	(1)	(1)

Lousiville, KY					The Kroger Co.
	2004	100%	47,000	100%	(2015/2040)	47,000	2,681	Fee	(1)	(1)

Memphis, TN					The Kroger Co.
	2004	100%	47,000	100%	(2015/2040)	47,000	1,281	Fee	(1)	(1)

Seabrook TX					The Kroger Co.
	2004	100%	53,000	100%	(2015/2040)	53,000	1,798	Fee	(1)	(1)

St. Louis, MO (2)	2004	100%	46,000	0%	Vacant	46,000	1,487	Fee	(1)	(1)

Subtotal Retail			347,000				16,644		19,002 (1)

(Continued on next page)

CONSOLIDATED PROPERTIES (Continued)

						Major	($000’s)		($000’s)
Description and	Year	Trust’s	Rentable	(**)	Major Tenants	Tenants’	Cost Less	Ownership	Debt	Debt Maturity
Location	Acquired	Ownership	Square Feet	% Leased	(Lease /Options Exp)	Sq. Feet.	Depreciation	of Land	Balance	& Int Rate

Office

Amherst, NY (3)					Ingram Micro Systems					10/2013
	2005	100%	200,000	100%	(2013/2023)	200,000	$17,083	Fee	$16,117	5.65%

Andover, MA					PAETEC Comm.					03/2011
	2005	100%	93,000	100%	(2022/2037)	93,000	7,448	Fee	6,135	6.60%

Chicago, IL					The Gettys Group					03/2016
(One East Erie / Marc Realty)	2005	80%	126,000	87%	(2012/2016)	13,000	21,794	Fee	20,828	5.75%
					River North Surgery
					(2015/ n/a)	15,000

Chicago, IL					Bally Total Fitness					04/2012
(River City / Marc Realty )	2007	60%	253,000	72%	(2013/2021)	55,000	14,854	Fee	9,100	6.00%
					MCI d/b/a Verizon
					(2019/2023)	37,000

Houston, TX					Spectra Energy					04/2016
	2004	8%	614,000	100%	(2018/2028)	614,000	60,042	Fee	60,351	6.34%

Indianapolis, IN					No Tenants					04/2015
(Circle Tower)	1974	100%	111,000	84%	Over 10%	—	4,732	Fee	4,245	5.82%

Lisle, IL					United Healthcare					06/2016
	2006	100%	169,000	52%	(2014/ n/a)	41,000	18,709	Fee	16,972	6.26%

Lisle, IL					T Systems, Inc.					06/2016
	2006	100%	67,000	85%	(2011)	35,000	8,166	Fee	6,932	6.26%
					ABM Janitorial
					(2012/2014)	11,000
					Zenith Insurance
					(2011)	10,000

Lisle, IL					Ryerson					03/2017
(Marc Realty)	2006	60%	54,000	100%	(2018/2028)	54,000	3,674	Fee	5,600	5.55%

Orlando, FL					Siemens Real Estate, Inc.					07/2017
	2004	100%	256,000	100%	(2017/2042)	256,000	14,643	Ground Lease	38,657	6.40%

Plantation, FL					BellSouth
	2004	100%	133,000	100%	(2020/2035)	133,000	11,567	Fee	(1)	(1)

South Burlington, VT					Fairpoint Comm.					03/2011
	2005	100%	56,000	100%	(2014/2029)	56,000	3,021	Ground Lease	2,629	6.60%

Phoenix, AZ (Deer Valley Professional Center)	2010	96.5%	82,000	61%	United Healthcare (2017/2027)	42,000	8,126	Fee	—	n/a

Englewood, CO					RGN-Denver LLC
(Crossroads I)	2010	100.0%	118,000	55%	(2015/2025)	17,000	7,427	Fee	—	n/a

Englewood, CO					Catholic Health Initiatives
(Crossroads II)	2010	100.0%	118,000	58%	(2011)	30,000	7,938	Fee	—	n/a

Subtotal — Office			2,450,000				209,224		187,566

(Continued on next page)

CONSOLIDATED PROPERTIES (Continued)

			Units /			Major	($000’s)		($000’s)
Description and	Year	Trust’s	Rentable	(**)	Major Tenants	Tenants’	Cost Less	Ownership	Debt	Debt Maturity
Location	Acquired	Ownership	Square Feet	% Leased	(Lease /Options Exp)	Sq. Feet.	Depreciation	of Land	Balance	& Int Rate

Other

Residential

Meriden, CT										02/2012
(Newbury Apts)	2010	100%	180 Units	92%	n/a	n/a	25,115	Fee	$23,875	5.83%

Warehouse

Jacksonville, FL					Football Fanatics
	2004	100%	587,000	100%	(2015/2024)	558,000	10,818	Fee	(1)	(1)

Mixed Use

Churchill, PA (4)	2004	100%	1,008,000	100%	Viacom, Inc. (2010)	1,008,000	10,466	Ground Lease	(1)	(1)

Subtotal — Other			1,595,000				46,399		23,875

Total Consolidated Properties			4,392,000				$272,267		$230,443

(**)	Occupancy rates include all signed leases, including space undergoing tenant improvements.

(1)
Our retail properties and our properties located in Churchill, Pennsylvania, Plantation, Florida, and Jacksonville, Florida collateralized $19,002 of mortgage debt at an interest rate of LIBOR + 1.75% which matures in June 2011.

(2)
On February 8, 2011 we entered into a contract to sell this property subject to the buyer’s due to diligence. We anticipate that the sale of this property will be consumated during the second quarter of 2011.

(3)
The Amherst, New York office property represents two separate buildings. The ground underlying the properties is leased to us by the local development authority pursuant to a ground lease which requires no payment. Effective October 31, 2013, legal title to the ground will vest with us.

(4)
The lease term with respect to our property located in Churchill, Pennsylvania expired on December 31, 2010. We currently are in litigation with the former tenant, Viacom, related to the condition of the property.

EQUITY INVESTMENTS

							($000’s)
						Major	Equity		($000’s)
Description and	Year	Trust’s	Rentable	(**)	Major Tenants	Tenants’	Investment	Ownership	Debt	Debt Maturity
Location	Acquired	Ownership	Square Feet	% Leased	(Lease /Options Exp)	Sq. Feet.	Balance	of Land	Balance (1)	& Int Rate
Marc Realty Portfolio — Equity Investments

8 South Michigan,										08/2011
Chicago, IL	2005	50%	174,000	94%	No tenants over 10%	—	$7,087	Ground Lease	$3,886	6.87%

11 East Adams,					IL School of Health					08/2011
Chicago, IL	2005	49%	161,000	78%	(2015/2020)	28,700	3,223	Fee	9,999	Libor + 2%

29 East Madison,					Computer Systems Institute					05/2013
Chicago, IL	2005	50%	235,000	90%	(2020/2030)	25,000	7,720	Fee	11,130	5.20%

30 North Michigan,										08/2014
Chicago, IL	2005	50%	221,000	91%	No tenants over 10%	—	12,080	Fee	13,097	5.99%

223 West Jackson, Chicago, IL										06/2012
(Brooks Building)	2005	50%	168,000	59%	No tenants over 10%	—	7,452	Fee	7,794	6.92%

4415 West Harrison, Hillside, IL					North American Medical Mgmt					12/2015
(High Point)	2005	50%	192,000	67%	(2015/2020)	20,400	6,275	Fee	4,610	5.62%

2000-60 Algonquin, Shaumburg, IL										02/2013
(Salt Creek)	2005	50%	101,000	70%	No tenants over 10%	—	2,344	Fee	(2)	Libor + 2.75%

1701 E. Woodfield,										09/2015
Shaumburg, IL	2005	50%	175,000	87%	No tenants over 10%	—	4,221	Fee	5,755	Libor + 3	% (3)

2720 River Rd,										10/2012
Des Plains, IL	2005	50%	108,000	92%	No tenants over 10%	—	4,123	Fee	2,581	6.095%

3701 Algonquin,					ISACA					02/2013
Rolling Meadows IL	2005	50%	193,000	82%	(2018/2024)	29,600	2,931	Fee	10,373	Libor + 2.75%
					Relational Funding
					(2013/ n/a)	27,400

2205-55 Enterprise,					Consumer Portfolio					02/2013
Westchester, IL	2005	50%	130,000	94%	(2014/2019)	18,900	3,018	Fee	(2)	Libor + 2.75%

900-910 Skokie, Northbrook, IL					MIT Financial Group					02/2011	(4)
(Ridgebrook)	2005	50%	119,000	78%	(2016/ n/a)	12,600	1,676	Fee	5,405	Libor + 2%

Subtotal — Marc Realty Portfolio			1,977,000				62,150		86,236

(Continued on next page)

EQUITY INVESTMENTS (Continued)

							($000’s)
						Major	Equity		($000’s)
Description and	Year	Trust’s	Rentable	(**)	Major Tenants	Tenants’	Investment	Ownership	Debt	Debt Maturity
Location	Acquired	Ownership	Square Feet	% Leased	(Lease /Options Exp)	Sq. Feet.	Balance	of Land	Balance (1)	& Int Rate
Sealy Venture Properties — Equity Investments

Atlanta, GA (5)					Original Mattress					01/2012
(Northwest Atlanta)	2006	60%	472,000	75%	(2020/2025)	57,000	$2,479	Fee	$28,750	5.7%

Atlanta, GA (6)					Alere Health					11/2016
(Newmarket)	2008	68%	470,000	66%	(2011/ n/a)	76,000	6,647	Fee	37,000	6.12%

Nashville, TN (7)										05/2012
(Airpark)	2007	50%	1,155,000	86%	No tenants over 10%	—	2,778	Fee	74,000	5.77%

Subtotal — Sealy Venture Properties			2,097,000				$11,904		$139,750

Total Equity Investments			4,074,000

(**)	Occupancy rates include all signed leases including space undergoing tenant improvements

(1)	Debt balance shown represents 100% of the debt encumbering the properties.

(2)	Both the 2000-60 Algonquin and 2205-55 Enterprise Road Marc Realty properties are cross collateralized by a mortgage of $11,606 which is included in total debt balance.

(3)	An interest rate swap agreement with a notional amount of $5,755 effectively converts the interest rate to a fixed rate of 4.78%.

(4)	In February 2011, the maturity date was extended to May 2011 and the venture is currently negotiating with the lender to further extend the maturity date.

(5)	Equity investment in Sealy Northwest Atlanta consists of 12 flex/office properties.

(6)	Equity investment in Sealy Newmarket consists of six flex/office campus style properties

(7)	Equity investment in Sealy Airpark consists of 13 light distribution and service center properties.

PREFERRED EQUITY INVESTMENT

						($000’s)
						Preferred
						Equity		($000’s)
Description and	Year	Trust’s	Rentable	(**)	Major Tenants	Investment	Ownership	Debt	Debt Maturity
Location	Acquired	Ownership	Square Feet	% Leased	(Lease /Options Exp)	Balance	of Land	Balance (1)	& Int Rate

Office

180 North Michigan
Chicago, IL					None over				03/2011	(2)
(Marc Realty)	2008	70%	229,000	89%	10%	$3,923	Fee	18,080	Libor+1.5	%(3)

(1)	Debt balance shown represents 100% of the debt encumbering the properties.

(2)	In February 2011, the venture elected to exercise the extension option, extending maturity to March 27, 2013.

(3)	An interest rate swap agreement with a notional amount of $17,614 effectively converts the interest rate to a fixed rate of 4.55%.
GROUND LEASES
On certain of our properties we own the improvements and lease the land underlying the improvements pursuant to ground leases.
The following table sets forth the terms of the ground leases:

	Current Term		Lease Term Rents
Property Location	Expiration	Renewal Terms	Per Annum

Atlanta, GA	9/30/2011	Three 5 year	$30,000 plus 1/2 of 1% of sales greater than $27,805,800 (1)

Churchill, PA	12/31/2015	Five 5 year	$300,000 through current term and then fair market value

Greensboro, NC	12/31/2012	Three 5-year and fifteen 1-year	$71,178 increased by approximately $12,000 for each successive renewal period plus 1% of sales over $36,213,850 (1)

Lafayette, LA (2)	4/30/2013	Seven 5-year	$185,064 increased by 5% for each successive renewal term

Orlando, FL	12/31/2017	Five 5-year	$1 though the current term and then fair market value (1)

South Burlington, VT	1/2/2015	Three 5-year and one 10-year	None (1)

(1)	The lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

(2)
We have determined that the fair market value of the property is less than the required ground rent payments and have stopped making any payments on the ground lease. We have received notice that as a result of the failure to make such payments the ground lease is in default.

Operating Properties — Multi-Tenant
The following tables set forth certain information concerning lease expirations (assuming no renewals and excluding month to month leases) as of December 31, 2010 for our consolidated multi-tenant properties:
One East Erie Property — Chicago, Illinois

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	4	12,000	$313,000	11%
2012	1	12,000	254,000	9%
2013	4	11,000	387,000	14%
2014	3	19,000	495,000	17%
2015 and beyond	10	49,000	1,417,000	49%
River City Property — Chicago, Illinois

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	2	2,000	$32,000	1%
2012	2	13,000	314,000	10%
2013	3	60,000	667,000	21%
2014	1	6,000	121,000	4%
2015 and beyond	5	90,000	2,021,000	64%
Circle Tower — Indianapolis, Indiana

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	17	18,000	$$225,000	17%
2012	9	10,000	158,000	12%
2013	7	21,000	298,000	22%
2014	2	5,000	61,000	4%
2015 and beyond	11	37,000	618,000	45%
Corporetum Properties — Lisle, Illinois
550/650 Corporetum

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	2	5,000	$56,000	5%
2012	2	8,000	77,000	7%
2013	3	18,000	178,000	17%
2014	4	51,000	755,000	70%
2015 and beyond	3	7,000	12,000	1%

701 Arboretum

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	2	45,000	$673,000	80%
2012	1	11,000	150,000	18%
2013	1	1,000	15,000	2%
2014 and beyond	—	—	—	—
Jacksonville Property — Jacksonville, Florida

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	—	—	$—	—
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	—	—
2015 and beyond	2	587,000	386,000	100%
Deer Valley Medical Building — Deer Valley, Arizona

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	—	—	$—	—
2012	—	—	—	—
2013	—	—	—	—
2014	1	2,000	50,000	31%
2015 and beyond	2	48,000	112,000	69%
Crossroads I at Meridian— Englewood, Colorado

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	4	20,000	$361,000	34%
2012	1	2,000	40,000	4%
2013	1	10,000	200,000	19%
2014	2	2,000	42,000	4%
2015 and beyond	3	31,000	423,000	39%

Crossroads II at Meridian— Englewood, Colorado

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	3	44,000	$83,000	68%
2012	2	6,000	14,000	11%
2013	2	5,000	8,000	7%
2014	—	—	—	—
2015 and beyond	2	12,000	17,000	14%
Equity Investments
The following tables set forth certain information concerning lease expirations (assuming no renewals) as of December 31, 2010 for our equity investment operating properties.
Sealy Equity Investment
Sealy Northwest Atlanta, LP

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	23	94,000	$1,041,000	37%
2012	14	54,000	544,000	19%
2013	13	68,000	529,000	19%
2014	4	16,000	109,000	4%
2015 and beyond	11	121,000	576,000	21%
Sealy Newmarket, LP

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	14	118,000	$1,682,000	49%
2012	3	18,000	238,000	7%
2013	6	61,000	696,000	20%
2014	—	—	—	—
2015 and beyond	11	104,000	820,000	24%
Sealy Airpark Nashville, LP

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	22	220,000	$1,913,000	24%
2012	18	239,000	2,001,000	25%
2013	18	85,000	747,000	9%
2014	11	121,000	929,000	12%
2015 and beyond	17	297,000	2,447,000	30%

Marc Equity Investments
8 South Michigan

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	19	24,000	$534,000	15%
2012	15	16,000	355,000	10%
2013	14	27,000	598,000	16%
2014	8	20,000	378,000	10%
2015 and beyond	26	76,000	1,762,000	49%
11 East Adams Street

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	5	18,000	$323,000	10%
2012	5	19,000	359,000	11%
2013	5	8,000	156,000	5%
2014	3	7,000	142,000	5%
2015 and beyond	12	74,000	2,163,000	69%
29 East Madison

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	15	25,000	$571,000	13%
2012	32	50,000	1,428,000	32%
2013	8	23,000	722,000	16%
2014	5	23,000	193,000	4%
2015 and beyond	22	89,000	1,517,000	35%
30 North Michigan Avenue

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	50	44,000	$1,149,000	21%
2012	46	37,000	948,000	17%
2013	24	14,000	345,000	6%
2014	16	19,000	538,000	10%
2015 and beyond	50	85,000	2,464,000	46%
223 West Jackson Street

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	5	8,000	$164,000	7%
2012	3	3,000	59,000	3%
2013	4	13,000	156,000	7%
2014	6	16,000	414,000	18%
2015 and beyond	15	60,000	1,467,000	64%

4415 West Harrison Street

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	19	45,000	$765,000	36%
2012	8	14,000	267,000	13%
2013	6	20,000	246,000	12%
2014	3	11,000	173,000	8%
2015 and beyond	5	35,000	680,000	31%
2000-2060 Algonquin Road

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	21	24,000	$326,000	52%
2012	4	7,000	76,000	12%
2013	6	17,000	126,000	20%
2014	2	4,000	29,000	5%
2015 and beyond	5	19,000	75,000	11%
1701 East Woodfield Road

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	19	22,000	$454,000	16%
2012	20	42,000	704,000	25%
2013	19	32,000	715,000	26%
2014	8	12,000	154,000	6%
2015 and beyond	9	39,000	739,000	27%
2720 River Road

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	20	26,000	$421,000	31%
2012	17	24,000	375,000	27%
2013	8	11,000	134,000	10%
2014	7	17,000	272,000	20%
2015 and beyond	7	12,000	170,000	12%
3701 Algonquin Road

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	6	25,000	$435,000	16%
2012	4	7,000	110,000	4%
2013	7	41,000	756,000	27%
2014	3	24,000	446,000	16%
2015 and beyond	6	59,000	1,061,000	37%

2205-2255 Enterprise Drive

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	4	13,000	$215,000	11%
2012	6	16,000	261,000	13%
2013	4	12,000	192,000	10%
2014	5	36,000	612,000	31%
2015 and beyond	7	36,000	722,000	35%
900 Ridgebrook

	Number of	Aggregate by	2010 Rental	% of Total
	Tenants Whose	Ft. Covered by	Revenue for	Annualized
	Leases Expire	Expiring Leases	Leases Expiring	Rental Revenue
2011	22	36,000	$621,000	42%
2012	8	9,000	163,000	11%
2013	10	16,000	305,000	20%
2014	4	9,000	88,000	6%
2015 and beyond	9	23,000	316,000	21%
Mortgage Loans
Information pertaining to the terms of the first mortgages for each of the properties is included in the table at the beginning of ITEM 2 — Properties.
ITEM 3 — LEGAL PROCEEDINGS
The Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Trust’s business activities, these lawsuits are considered routine to the conduct of its business. The Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Trust. As of December 31, 2010, the Trust was not involved in any material litigation.
ITEM 4 —RESERVED

PART II
ITEM 5 — MARKET FOR TRUST’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Shares are listed for trading on the New York Stock Exchange, under the symbol “FUR.”
The table below sets forth the high and low sales prices as reported by the New York Stock Exchange for our Common Shares for each of the periods indicated.

	High	Low
Year Ended December 31, 2009:
First quarter	$12.30	$5.83
Second quarter	10.83	6.63
Third quarter	10.15	8.44
Fourth quarter	11.38	8.70

Year Ended December 31, 2010:
First quarter	$13.19	$10.59
Second quarter	14.30	10.10
Third quarter	14.59	11.01
Fourth quarter	13.84	11.80
Holders
As of December 31, 2010 there were 576 record holders of our Common Shares.
Dividends
In order to retain REIT status, and thus avoid paying federal corporate tax, we are required by the Code to distribute at least 90% of our REIT taxable income. Dividends declared on Common Shares in each quarter for the last two years are as follows:

Quarter Ended	2010	2009

March 31	$0.1625	$0.2500
June 30	0.1625	0.2500
September 30	0.1625	0.2500
December 31	0.1625	0.1625
Pursuant to the terms of our Series B-1 and Series C Preferred Shares, we are required to pay quarterly dividends of $0.40625 per Preferred Share, all of which were paid during 2010 and 2009.
See Item 7 — Common Share Dividends.
Unregistered Share Issuances
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
The Series C Preferred Shares have substantially the same rights as the Series B-1 Preferred Shares including dividend rate, liquidation preference and mandatory redemption date, but are junior in right of payment to the Series B-1 Preferred Shares. However, the initial conversion price of the Series C Preferred Shares is $14.00, which is a reduction from the $22.50 conversion price on the Series B-1 Preferred Shares. Additionally, under the terms of the Series C Preferred Shares, we are permitted to issue additional preferred shares which are on par with the Series C Preferred Shares, subject to certain limitations, without the consent of the holders of the Series C Preferred Shares. We are not permitted to issue additional preferred shares which are on par with the Series B-1 Preferred Shares.

Performance Graph
The following graph is a comparison of the five-year cumulative return of Common Shares, a peer group index and the Morgan Stanley REIT Index (“MSCI US REIT”) for the periods shown. The peer group consists of REITs with diverse investments which is in contrast to REITs which target a certain asset type, class or geographic location. The peer group REITs also have current market values as of January 12, 2011 under $750,000,000. The graph assumes that $100 was invested on December 31, 2005 in our Common Shares, a peer group index and the Morgan Stanley REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph. It should also be noted that if Common Shares were purchased at times after December 31, 2005, the results depicted would not have been the same.

	Period Ended
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Winthrop Realty Trust	100.00	126.31	104.89	46.78	51.90	64.30
MSCI US REIT (RMS)	100.00	135.92	113.06	70.13	90.20	115.89
Peer Group Index	100.00	122.90	88.59	64.72	68.95	80.45

ITEM 6 — SELECTED FINANCIAL DATA
The following table sets forth selected, historical, consolidated financial data for the Trust and should be read in conjunction with the Consolidated Financial Statements of the Trust and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Operating Results (in thousands, except per share data)

Revenue	$55,367	$47,357	$43,952	$49,608	$52,602

Income (loss) from continuing operations (1)	$18,480	$(85,212)	$(70,383)	$3,167	$42,445
Income (loss) from discontinued operations (2)	(2,003)	865	2,207	(686)	491

Net income (loss)	16,477	(84,347)	(68,176)	2,481	42,936
Preferred dividends	(288)	(147)	—	—	—

Net income (loss) applicable to Common Shares	$16,189	$(84,494)	$(68,176)	$2,481	$42,936

Per Common Share
Income (loss) from continuing operations, basic	$0.81	$(5.24)	$(4.74)	$0.24	$3.62
Income (loss) from discontinued operations, basic (2)	(0.09)	0.05	0.15	(0.05)	0.05

Net income (loss) applicable to Common Shares, basic	$0.72	$(5.19)	$(4.59)	$0.19	$3.67

Income (loss) from continuing operations per Common Share, diluted	$0.81	$(5.24)	$(4.74)	$0.24	$3.54
Income (loss) from discontinued operations, diluted	(0.09)	0.05	0.15	(0.05)	0.03

Net income (loss) applicable to Common Shares, diluted	$0.72	$(5.19)	$(4.59)	$0.19	$3.57

Dividends declared per Common Share	$0.65	$0.9125	$1.35	$2.15	$1.50

Balance Sheet Data: (in thousands)

Total Assets	$610,128	$493,192	$578,094	$745,447	$851,620

Total Debt (3)	$277,193	$238,067	$299,865	$335,191	$362,522

Non-Controlling redeemable preferred interest	$3,221	$12,169	$—	$—	$—

Total Shareholders’ Equity	$295,771	$217,089	$248,250	$291,794	$323,586

(1)	Income (loss) from continuing operation, including per share data, are net of non-controlling interests.

(2)
The results of the Biloxi, Mississippi property were classified as discontinued operations for 2006 through 2008. The results of Ventek were classified as discontinued operations for 2006 through 2008. The results of the Athens, Georgia; Lafayette, Louisiana; Knoxville, Tennessee and Sherman, Texas properties were classified as discontinued operations for 2006 through 2010. The results of the Creekwood, Apartment property were classified as discontinued operations for 2007 through 2009.

(3)	For comparability purposes, the Total Debt balances for 2007 and 2006 do not include repurchase agreements of $75,175 and $111,911, respectively. These debt securities were sold in January 2008.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Annual Report on Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth under “Forward Looking Statements” and “ITEM 1A — Risk Factors,” as well as our other filings with the SEC. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.
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
Overview
As a diversified REIT, we operate in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As such, we seek to focus our investing in the segment we believe will generate the greater overall return to us given market conditions at the time. During 2010, we shifted our investment focus from REIT securities which we believed were undervalued in 2009 to loan assets as our belief was, and continues to be, that investments in that level of the capital stack are more likely to generate a greater overall return. Accordingly, we invested in new loan assets and divested of a substantial portion of our REIT securities. We funded our investment activity in 2010 from cash reserves, proceeds from our REIT securities divestments and our public offering in September 2010 which netted cash proceeds of approximately $67,774,000.
At December 31, 2010, we held $45,257,000 in unrestricted cash and cash equivalents and $33,032,000 in REIT securities. In addition, in March 2011 we extended and modified our revolving line of credit. See “Liquidity and Capital Resources” below.
With respect to our operating results for 2010, net income attributable to Common Shares was $16,189,000 or $0.72 per Common Share as compared with a loss of $84,494,000 or loss of $5.19 per Common Share. The most significant factor in this increase was the increase in earnings from our loan assets segment due to our additional investments in 2010 and the negative impact in 2009 to this segment caused by the impairments taken on our Concord investment. See “Results of Operations” below.
As discussed in more detail below, for 2011 we expect that it is likely that our overall operating results at our existing operating properties will decline due primarily to the overall portfolio decline in occupancy experienced in 2010. In addition, we expect that operations from our loan assets segment will be enhanced as we continue to seek investments in this segment and our expectation that with the recent favorable ruling in the Concord Real Estate CDO-1, Ltd. litigation we will receive cash distributions from our investment in CDH CDO. With respect to our REIT securities segment, we expect to invest when we see opportunity and divest in our holdings where we believe that our return has been maximized.

Loan Assets
As noted above, consistent with our investment strategy to focus our investing in the segment we believe will generate the greater overall return to us, during 2010 we concentrated our acquisition activity on our loan asset segment. The concentration in the loan asset segment was due to our belief that loan assets provided the best area for a current return in the form of interest payments as well as appreciation either through acquiring loan assets at a discount or acquiring loan assets with the expectation of a borrower default that will lead to foreclosure and an equity ownership interest. In acquiring loan assets, we target loan investments with underlying collateral value, future income return potential and in certain cases, non-performing loans with the possibility that our debt position will be converted into equity participation. As a result, we invested approximately $119,352,000 in new loan assets during 2010 consisting of whole loans, B-notes, mezzanine loans and loan securities. During 2010 we foreclosed on the collateral securing three of our loan assets we acquired in 2010 with a carrying value of $19,210,000 resulting in our becoming the owner of the underlying properties. For a description of our loan assets acquired during 2010 see ITEM 8. Financial Statements, Note 4.
Operating Properties
The 2010 operating properties segment was negatively impacted by: (i) a weak overall economy; (ii) Kroger electing not to renew its leases at six Kroger properties; and (iii) the Churchill property lawsuit. During 2010 we acquired four new operating properties: one through a direct acquisition and three as a result of our foreclosure on previously acquired loan assets as discussed above. Through these transactions we acquired four recently constructed real estate assets at a low cost in distressed transactions and added an aggregate 322,000 square feet of Class A office space and 180 multi-family apartment units to our operating property portfolio.
In respect to leasing activity in 2011, we are aggressively marketing the properties for lease through direct contact with both tenants and brokers. As a result we are experiencing increased leasing traffic from the prior year in most regions but do not expect that new leases in 2011 will fully account for the losses in 2010. With respect to our 2010 acquisitions we have underwritten a relatively long lease up period of approximately 18 to 24 months and anticipate that certain of our other properties will continue to have leasing issues in 2011. Consequently, as discussed in more detail below, our earnings from our operating properties are anticipated to decline in 2011.
While we plan to fund operating shortfalls on certain investments, we anticipate that a lack of cash flow at certain properties may cause lenders to place these loans in special servicing. Special servicing status on these mortgage loans will prompt work out discussions with banks affording us the opportunity to negotiate more reasonable loan terms in an effort to improve long term operating results. There can be no assurance, however, we will be successful in negotiating more favorable terms.
Consolidated Operating Properties — The average occupancy of our consolidated properties was approximately 94.1% during the year ended December 31, 2010. As of December 31, 2010 our consolidated properties were approximately 90.8% leased compared to approximately 84.6% leased at December 31, 2009. At January 31, 2011 our consolidated properties were 88.1% leased, excluding our Churchill, Pennsylvania property which contains 1,008,000 square feet and was 16% leased.
Unfavorable trends in revenue on our wholly owned properties are expected to continue during 2011 primarily as a result of (i) changes in our net leased retail portfolio created by the non-renewal of expired leases on six properties; (ii) challenges in leasing two of our Lisle, Illinois properties; and (iii) expiration of the lease at our Churchill property.
Of the six leases which expired and were not renewed in 2010 in the net leased retail portfolio, the Athens, Georgia property was sold, the Sherman, Texas property reverted back to the land owner and two others, Knoxville, Tennessee and Lafayette, Louisiana were transferred into discontinued operations during 2010. In February 2011 we entered into an agreement to sell the St. Louis, Missouri, and Knoxville, Tennessee properties, subject in each case to the respective buyer’s due diligence. We anticipate that the sale of these properties will be consummated, if at all, during the second quarter of 2011. The Denton, Texas property has been subdivided and is 63% leased as of December 31, 2010.
Occupancy has dropped to 52% on our Lisle, Illinois property also known as 550-560 Corporetum as of December 31, 2010 from 71% at December 31, 2009. Various smaller tenants have vacated and one significant tenant representing approximately 13% of the property square footage did not renew its lease at expiration in May 2010. At our other Lisle, Illinois property, referred to as 701 Arboretum, we have received notice from our major tenant that they will be vacating their space at the expiration of their current lease term on March 31, 2011. As a result, this property will be 32% occupied as of April 1, 2011. We continue to aggressively market these properties for lease, however, there can be no assurance that we will be able to find replacement tenants in the near term.
The tenant at our Churchill, Pennsylvania property elected not to exercise its renewal option at the December 31, 2010 expiration. The property is in need of substantial repairs and refurbishing, and we are currently seeking damages from the prior tenant for failure to return the property in the condition required by the lease. Additionally, we are actively marketing the property for lease.

Sealy Equity Investments in Operating Properties — As of December 31, 2010 we continue to hold equity interests in three real estate ventures with Sealy & Co. which have an aggregate of approximately 2,097,000 rentable square feet consisting of 18 office flex buildings and 13 light distribution and service center properties. The investment properties are located in Northwest Atlanta, Georgia; Atlanta, Georgia; and Nashville, Tennessee and had occupancies of 75%, 66% and 86%, respectively, at December 31, 2010 as compared to occupancy of 73%, 78% and 86%, at December 31, 2009. Our Georgia properties continue to have historically low occupancy but are performing in line with the market, and we have not lost any tenants to competing properties. Finally, our Nashville, Tennessee property is outperforming the market. The properties are being aggressively marketed for lease. We received cash distributions from operations of $733,000 from the Nashville, Tennessee property for the year ended December 31, 2010. We received no cash distribution from the two Atlanta investments for the year ended December 31, 2010.
The Sealy properties have $139,750,000 of mortgage debt at December 31, 2010 with $102,750,000 maturing in 2012 and $37,000,000, maturing in 2016. Both Atlanta, Georgia properties are currently in special servicing. We together with our joint venture partner, are attempting to negotiate with the special servicer a restructuring of the debt. Both properties have ceased making their debt sevice payments until the loans are restructured. There can be no assurance that a restructuring of the loans will be accomplished.
Marc Realty Equity Investments in Operating Properties- As of December 31, 2010, we held equity interests in 12 properties with Marc Realty which consist of an aggregate of approximately 1,977,000 rentable square feet of office and retail space which was 82.2% occupied as compared to 84.1% occupied at December 31, 2009.
Five downtown Chicago properties contain approximately 959,000 rentable square feet of the aggregate Marc Realty portfolio and accounted for $37,562,000 of our December 31, 2010 carrying value. These five properties had occupancy of 83.4% at December 31, 2010, compared to 90.6% occupancy at December 31, 2009. The decline in occupancy in 2010 is primarily the result of the loss of one major tenant at one of the downtown properties.
The balance of the portfolio, located in the Chicago suburbs represents $24,588,000 of our December 31, 2010 carrying value, contains approximately 1,018,000 square feet and was 80.9% occupied at December 31, 2010 compared to 79.0% occupied at December 31, 2009.
At December 31, 2010, the Marc Realty properties are encumbered with $86,236,000 of mortgage debt, with $19,290,000 of mortgage debt maturing in 2011, $10,375,000 maturing in 2012 and the remainder in 2013 or later. We and our venture partner are negotiating with the lenders to further extend the debt balances maturing in 2011.
REIT Securities
During 2010 we reduced new investment activity in REIT securities. We sold REIT securities with a cost basis of $23,163,000 and received cash proceeds of $31,249,000. We expect to continue to hold our REIT preferred securities but will divest if needed to fund future acquitistions. As of December 31, 2010 our portfolio of REIT securities decreased to $33,032,000.
Liquidity and Capital Resources
At December 31, 2010, we held $45,257,000 in unrestricted cash and cash equivalents and $33,032,000 in REIT securities. In addition, as of December 31, 2010 we had $9,550,000 available to draw on our $35,000,000 revolving line of credit.
We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are unable to reinvest all of our operating cash flow and are dependent on raising capital through equity and debt issuances or forming ventures with investors to obtain funds with which to expand our business. Accordingly, we anticipate that capital with which to make future investment and financing activities will be provided from borrowings, the issuance of additional equity and debt securities and proceeds from sales of existing assets.

Our primary sources of funds include:
•	the use of cash and cash equivalents;
•	rents and reimbursements received from our operating properties;
•	payments received under our loan assets;
•	interest and dividends received from investments in REIT securities;
•	cash distributions from joint ventures;
•	borrowings under our credit facility;
•	asset specific borrowings; and
•	the issuance of equity and debt securities.
In addition, in light of the recent Delaware Supreme Court’s affirmation of the Delaware Court of Chancery’s ruling that the notes held by a subsidiary of CDH CDO in CDO-1 are deemed cancelled effective January 2010, we expect to receive cash distributions from our CDH CDO investment through our interest in the entity that provides collateral management services to CDO-1 as well as through our equity ownership of CDH CDO.
Public Offering
On September 27, 2010 we closed a public offering of 5,750,000 Common Shares at a price of $12.25 per share before underwriter discount, and received net proceeds of approximately $67,000,000 which we utilized for the acquisition of new investments in the fourth quarter of 2010 and the first quarter of 2011.
Debt Maturities
We have a $35,000,000 revolving line of credit which matures on December 16, 2011. We drew down $25,450,00 in July in connection with new loan acquisitions and this amount remains outstanding on December 31, 2010.
At December 31, 2010, our balance sheet contains mortgage debt payable of $230,443,000. We have $27,766,000 of mortgage debt maturing in 2011, $32,975,000 maturing in 2012, $16,116,000 maturing in 2013 with the remainder maturing in 2015 or later.
On March 4, 2011 we financed our Plantation, Florida property with an $11,000,000 first mortgage loan bearing interest at 6.483% and maturing on April 1, 2018. The net proceed of approximately $10,676,000 and cash on hand of approximately $6,143,000 were used to pay down our mortgage loan payable with KeyBank by $16,819,000.
In March 2011, we amended our existing revolving line of credit with KeyBank, such that (i) the maximum borrowing was increased to $50,000,000 with an accordion feature of up to $150,000,000 (ii) the maturity date was extended to March 2014 with an option to extend the maturity date to March 2015. The amended credit facility bears interest at Libor plus 3%. On March 7, 2011, we utilized $8,799,000 to repay the maturing mortgage loans encumbering our Andover and Burlington properties and approximately $2,186,000 to payoff the balance on our mortgage loan payable with Keybank. In addition, we drew down $16,000,000 on the line of credit to fund new investments.
As a result of these transactions we have no mortgage loans for consolidated properties maturing in 2011.
We continually evaluate our debt maturities and, based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.
Cash Flows
Our liquidity based upon cash and cash equivalents decreased by approximately $21,236,000 from $66,493,000 at December 31, 2009 to $45,257,000 at December 31, 2010.

Our cash flow activities for the year ended December 31, 2010 are summarized as follows (in thousands):

Net cash flow provided by operating activities	$19,612
Net cash flow used in investing activities	(112,650)
Net cash flow provided by financing activities	71,802

Decrease in cash and cash equivalents	$(21,236)

Operating Activities
For the year ended December 31, 2010, our operating activities generated net income of $17,365,000 and positive cash flow of $19,612,000. Our cash provided by operations reflects our net income adjusted by: (i) a reduction for non-cash items of $5,901,000 representing primarily loan discount accretion and unrealized gains on loan securities offset by adding back depreciation and amortization expenses; (ii) $5,610,000 of distributions from non-consolidated interests; and (iii) a net increase due to changes in other operating assets and liabilities of $2,538,000. See our discussion of Results of Operations below for additional details on our operations.
Investing Activities
Net cash used in investing activities of $112,650,000 for the year ended December 31, 2010 was comprised primarily of the following:
•	$115,854,000 for the acquisition of eleven new loans receivable;
•	$2,949,000 for additional loan advances under existing facilities;
•	$3,498,000 for the issuance of a new loan receivable;
•	$10,871,000 for investment in our PSW NYC joint venture;
•	$7,800,000 for investment in our Riverside loan joint venture;
•	$6,961,000 for investment in our Marc Realty equity investments;
•	$2,113,000 to fund a tenant improvement escrow for the Deer Valley Medical Center;
•	$6,110,000 for purchases of REIT securities carried at fair value;
•	$5,276,000 for investment in capital and tenant improvements at our operating properties;
•	$9,409,000 for the acquisition of the land underlying eight of our operating properties;
•	$7,112,000 for the purchase of loan securities; and
•	$8,700,000 for the acquisition of a new operating property (Crossroads I).
These uses of cash flow were offset primarily by:
•	$31,249,000 in proceeds from the sale of securities carried at fair value;
•	$9,876,000 in proceeds from the sale at par value of 50% interest in the 500-512 Seventh Avenue B Participation;
•	$3,000,000 in proceeds from the sale at par value of the Siete Square A Participation;
•	$6,540,000 received on full satisfaction of the Driver loan;
•	$8,200,000 received on full satisfaction of the 1701 E. Woodfield Road loan;
•	$9,625,000 return of capital distribution from our PSW NYC equity investment; and
•	$1,750,000 in proceeds from the sale of our Athens, Georgia property.
Financing Activities
Net cash provided by financing activities of $71,802,000 for the year ended December 31, 2010 was comprised primarily of the following:
•	$66,774,000 in proceeds from the issuance of 5,750,000 Common Shares pursuant to our public offering; and
•	$25,450,000 drawn down on our Revolving Line of Credit.
These sources of cash flow were offset primarily by:
•	$14,573,000 for dividend payments on our Common Shares; and
•	$10,199,000 for mortgage loan repayments which included $3,537,000 of the principal repayments related to the disposition of three operating properties.

Future Cash Commitments
Future Funding Requirements
In addition to our initial purchase price of certain loans and operating properties, we have future funding requirements which total approximately $8,079,000 at December 31, 2010.
Common Share Dividends
In paying dividends we seek to have our quarterly dividends track cash flow from operations. As a result of our emphasis on total return, while we seek to achieve a stable, predictable dividend for our shareholders, we do not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return. While we intend to continue paying dividends each quarter, the amount of our dividend will depend on the actual cash flow, financial condition, capital requirements, utilization of available capital losses and net operating loss carry forwards, distribution requirements for REITs under the Internal Revenue Code, and such other factors as our Board of Trustees deem relevant. Subject to the foregoing, we expect to continue distributing our current cash flow from operations after reserving normal and customary amounts thereby allowing us to maintain adequate capital reserves. In addition, when deemed prudent or necessitated by applicable distribution requirements for REITs under the Internal Revenue Code, we may make one or more special distributions during any particular year. However, during a favorable investing environment, we expect that we will utilize our carry forward capital losses to shelter gains from the disposition of our assets so we may use the proceeds for investment. We expect to continue applying these standards with respect to our dividends on a quarterly basis which may cause the dividends to increase or decrease depending on these various factors.
During 2010 we have paid a regular quarterly dividend of $0.1625 per Common Share. We paid regular quarterly dividends of $0.40625 per Series B-1 Preferred Share and Series C Preferred Share for all four quarters of 2010.
Contractual Obligations
The following table summarizes our payment obligations under contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2010 (in thousands):

		Less than			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Mortgage loans payable (principal and interest) (1)	$284,083	$46,273	$80,104	$33,978	$123,728
Revolving line of credit (principal and interest)	26,108	26,108	—	—	—
Ground lease obligations	1,932	485	847	600	—
Advisors’ fee (2)	6,838	6,838	—	—	—
Series B-1 Preferred Shares (3)	21,300	—	21,300	—	—
Series C Preferred Shares (3)	3,600	—	3,600	—	—

	$343,861	$79,704	$105,851	$34,578	$123,728

(1)	Does not reflect financing activity subsequent to December 31, 2010.

(2)
Advisor’s fee based upon the terms of the Advisory Agreement, effective January 1, 2011, with no effect given to any equity that may be issued after December 31, 2010. No amounts have been included for subsequent renewal periods of the Advisory Agreement.

(3)	Series B-1 and Series C Preferred Shares assumes mandatory redemption date in February 2012 with no further conversions.

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
Comparability of Financial Data from Period to Period
The comparability of financial data from period to period is affected by several items including (i) the timing of our property acquisitions and leasing activities; (ii) the purchases and sales of assets and investments; (iii) when material other-than-temporary impairment losses on assets in our portfolio are taken; and (iv) the reclassification of assets. In this regard, the comparability of financial results for the years presented were impacted by the addition of four operating properties (one direct acquisition and three loan foreclosures) in 2010. The acquisition of several loan assets in 2010, the divestiture of several REIT securities in 2010, the write-down of our investment in Lex-Win Concord to zero during the second quarter of 2009 and the reclassification of certain Marc Realty assets from an aggregated preferred equity investment to 12 individual common equity investments as of July 1, 2009.
Results of Operations
Our results of operations are discussed below by segment:
•	Operating Properties — our wholly and partially owned operating properties and from July 1, 2009 our 12 Marc Realty equity investments;

•	Loan Assets — our loans receivable, loan securities carried at fair value, and equity investments in loan assets;

•	REIT Securities — our ownership of equity and debt securities in other real estate investment trusts; and

•	Corporate — non-segment specific results which includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.
The following table summarizes our assets by segment at year end (in thousands):

	2010	2009

Operating properties	$373,142	$313,682
Loan assets	134,269	31,774
REIT securities	33,032	52,597
Corporate
Cash and cash equivalents	45,257	66,493
Restricted cash	8,593	9,505
Accounts receivable and prepaids	12,402	14,559
Deferred financing costs	1,158	1,495
Discontinued Operations	2,275	3,087

Total Assets	$610,128	$493,192

The increase in operating property assets was due primarily to the acquisition of four operating properties and eight land parcels underlying our existing properties during 2010. In addition, we made $6,121,000 of building improvements to our existing properties during the year. These increases were partially offset by the disposition of three properties and the classification to discontinued operations of one additional property.

The increase in loan assets was due primarily to the acquisition of 12 new loan assets for an aggregate investment of $119,352,000. In addition, we recognized $8,782,000 of loan discount accretion income during 2010.
The decrease in REIT securities assets was primarily the result of our divestiture of these assets. We received proceeds of $31,249,000 from the sale of securities in 2010 while only investing $6,110,000 in acquiring new securities during the year.
The following table summarizes our results from continuing operations by segment for each of the years ended December 31 (in thousands):

	2010	2009	2008

Operating properties (1)	$2,588	$(8,345)	$2,666
Loan assets (1)	19,218	(99,830)	(67,770)
REIT securities	8,273	27,002	1,346
Corporate expenses	(10,711)	(3,022)	(6,142)

Consolidated income (loss) from continuing operations	$19,368	$(84,195)	$(69,900)

(1)
As of July 1, 2009, in conjunction with the restructuring of our preferred equity investment in Marc Realty, our investments in the Marc Realty portfolio which were previously included in the loan assets business segment are now classified as equity investments and are included in the operating properties segment.

Comparison 2010 to 2009
Operating Properties
The following table summarizes our results from continuing operations for our operating properties segment for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Rents and reimbursements	$38,239	$40,021
Operating expenses	(8,674)	(7,042)
Real estate taxes	(2,542)	(2,542)
Impairment loss on investments in real estate	—	(10,000)
Equity in income of Marc Realty investments	1,776	281
Impairment loss on Marc Realty equity investment	—	(2,500)
Equity in loss of Sealy Northwest Atlanta	(710)	(457)
Equity in loss of Sealy Airpark Nashville	(1,107)	(1,056)
Equity in loss of Sealy Newmarket	(1,193)	(691)

Operating income	25,789	16,014

Depreciation and amortization expense	(10,008)	(10,585)
Interest expense	(13,193)	(13,774)

Net income (loss)	$2,588	$(8,345)

Operating income from our operating properties, which we define as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization and interest expense, increased by $9,775,000 compared to the prior year period. The increase was due primarily to:
•
an increase of $1,495,000 in income from our 12 Marc Realty equity investments. We received cash distributions of $4,147,000 from the Marc Realty equity investments during the year ended December 31, 2010;

•	rents and reimbursements of $831,000 from our four 2010 property acquisitions;

•	an increase of $252,000 in rents and reimbursements at our Jacksonville, Florida property as a result of the property being 100% occupied for the full year in 2010;
•	a $10,000,000 impairment loss recorded in 2009 on our Churchill, Pennsylvania property; and
•	a $2,500,000 other-than-temporary impairment loss recorded in 2009 on our Marc Realty equity investment in the property located at 1701 East Woodfield Rd, Schaumburg, Illinois;

Partially offset by:
•
a $1,632,000 increase in operating expenses due primarily to increased cost of $491,000 at our River City property, a $205,000 increase in costs at our Andover, Massachusetts property as a result of the lease in 2010 being a gross lease as compared to a net lease in 2009, a $956,000 increase in legal and professional fees related to tenant disputes primarily in connection with the Churchill tenant litigation and $550,000 of operating expenses at our four 2010 property acquisitions;

•
a decrease of $846,000 in rents and reimbursements from our two Lisle, Illinois properties due to an approximate 20% decrease in average occupancy at one of the properties and an approximate 10% decrease at the other property in 2010;

•
an $806,000 increase in losses from our Sealy equity investments due primarily to a $502,000 increase in loss related to our Newmarket office complex in Atlanta, Georgia which experienced a 12% loss in occupancy during 2010;

•
a decrease of $745,000 in rents and reimbursements at our Andover, Massachusetts property due to the expiration of the lease in place at December 31, 2009. This space was leased effective March 18, 2010;

•	a decrease of $571,000 in rents and reimbursements at our One East Erie property as a result of an approximate 4% decrease in average occupancy
•	a decrease of $417,000 in rents and reimbursements at our River City property due to the turnover of tenants; and
•
a decrease of $340,000 in rents and reimbursements pursuant to a restructuring as of April 1, 2009 which provided for a reduction in rent in exchange for a ten-year extension of the lease for our Plantation, Florida property.

Depreciation and amortization expense decreased by $577,000 primarily as a result of certain assets being fully amortized during 2010. Interest expenses related to our operating properties decreased by $581,000 primarily as a result of normal amortization of the mortgage loans payable, which was partially offset by $438,000 of interest expense on our newly acquired Connecticut multi-family property.
Loan Assets
The following table summarizes our results from our loan assets segment for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Interest and discount accretion income	$14,473	$3,442
Equity in earnings of preferred equity investment in Marc Realty	338	78
Impairment loss on preferred equity investments	—	(2,186)
Impairment loss on Lex-Win Concord	—	(31,670)
Equity in loss of Lex-Win Concord	—	(66,904)
Equity in earnings of ROIC-Riverside	473	—
Equity in loss of PSW NYC	(1,246)	—
Realized gain on loan securities carried at fair value	469	—
Unrealized gain on loan securities carried at fair value	5,011	—
Impairment loss on available for sale loan	—	(203)
Provision for loss on loans receivable	—	(2,152)

Operating income (loss)	19,518	(99,595)

General and administrative expense	(300)	(235)

Net income (loss)	$19,218	$(99,830)

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative expense, increased by $119,113,000 from a loss of $99,595,000 in 2009 to income of $19,518,000 in 2010 primarily due to the $31,670,000 impairment loss on Lex-Win Concord and $66,904,000 equity in loss of Lex-Win Concord recognized in 2009. Excluding the impairment loss and equity loss in Lex-Win Concord, operating income from loan assets increased by $20,539,000 for the year ended December 31, 2010 as compared to the year ended December 31, 2009 to income of $19,518,000 from a loss of $1,021,000. The increase was due primarily to:
•	a $5,011,000 unrealized gain on loan securities carried at fair value recognized in 2010 and a $469,000 realized gain on loan securities which were paid off at par at maturity in December 2010;
•	a $2,152,000 provision for loss on loans receivable related to properties in our Marc Realty portfolio recognized in 2009;
•
a $11,031,000 increase in interest income due primarily to $11,713,000 recognized on loan assets acquired since June 2009 which was partially offset by a reduction of $661,000 of interest on our tenant improvement and capital expenditure loans related to the Marc Realty investments which are now reported in the operating properties segment as of July 1, 2009; and

•	a reduction of impairments from the prior year resulting in a $2,446,000 increase in earnings from our preferred equity investment in Marc Realty.
Partially offset by:
•	a $1,246,000 loss recognized on our 2010 investment in our PSW NYC venture.
REIT Securities
The following table summarizes our results from our REIT securities segment for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Dividends	$2,655	$3,894
Gain on sale of securities carried at fair value	558	5,416
Unrealized gain on securities carried at fair value	5,060	17,862
Equity in loss of Lex-Win Acquisition, LLC	—	(95)

Operating income	8,273	27,077

Interest expense	—	(75)

Net income	$8,273	$27,002

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, decreased by $18,804,000 over the prior year period. The decrease was due primarily to:
•	a $12,802,000 decrease in unrealized gain on securities carried at fair value;
•	a $1,239,000 decrease in interest and dividend income primarily as the result of the sale of various securities; and
•	a $4,858,000 decrease in realized gain on the sale of securities carried at fair value.

Corporate
The following table summarizes our results from our corporate business segment for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Interest income	$139	$172
General and administrative	(8,534)	(7,068)
Interest expense	(2,182)	(2,815)
Gain on extinguishment of debt	—	6,846
State and local taxes	(134)	(157)

Operating loss	$(10,711)	$(3,022)

The increase in operating loss from corporate operations for the comparable periods was due primarily to:
•	a $5,681,000 gain on extinguishment of debt recognized in 2009 resulting from our 2009 purchase of 1,017,105 Series B-1 Preferred Shares at a discount to their liquidation value;
•	a $1,165,000 gain on extinguishment of debt recognized in 2009 resulting from the conversion of 544,000 Series B-1 Preferred Shared to Series C Preferred Shares; and
•
A $1,466,000 increase in general and administrative expense due primarily to an increase in the base management fee paid to our advisor of $2,118,000 partially offset by a reduction in professional fees of $642,000.

Partially offset by:
•
a $633,000 decrease in corporate interest expense due primarily to lower aggregate payments in 2010 of $897,000 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2010 offset by an increase in interest expense of $264,000 related to our KeyBank line of credit.

Comparison 2009 to 2008
Operating Properties
The following table summarizes our results from continuing operations for our operating properties segment for the years ended December 31, 2009 and 2008. Certain balances have been reclassified as a result of discontinued operations (in thousands):

	2009	2008

Rents and reimbursements	$40,021	$41,504
Operating expenses	(7,042)	(6,767)
Real estate taxes	(2,542)	(2,428)
Impairment loss on investments in real estate	(10,000)	(2,100)
Equity in income of Marc Realty investments	281	—
Impairment loss on Marc Realty equity investment	(2,500)	—
Equity in loss of Sealy Northwest Atlanta	(457)	(409)
Equity in loss of Sealy Airpark Nashville	(1,056)	(1,023)
Equity in loss of Sealy Newmarket	(691)	(250)

Operating income	16,014	28,527

Depreciation expense	(10,585)	(11,572)
Interest expense	(13,774)	(14,289)

Net income (loss)	$(8,345)	$2,666

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
•
a $275,000 increase in operating expenses due primarily to increased cost of $145,000 at our One East Erie property, a $380,000 bad debt reserve at our Burlington property as a result of a tenant bankruptcy and a $122,000 increase in legal and professional fees related to tenant disputes which were offset by a $290,000 decrease in costs at our River City property; and

•
a $522,000 increase in losses from our Sealy equity investments due primarily to a $441,000 increase in loss related to our Newmarket office complex in Atlanta, Georgia which we held for 12 months in 2009. Losses from the Sealy portfolio are primarily the result of non-cash depreciation and amortization expenses. We received cash distributions of $1,195,000 from the Sealy equity investments for the year ended December 31, 2009.

Partially offset by:
•
income of $281,000 in 2009 representing our share of operations from our 12 Marc Realty equity investments since July 1, 2009. We received cash distributions of $1,089,000 from the Marc Realty equity investments during the year ended December 31, 2009;

•
an increase of $194,000 in rents and reimbursements at our One East Erie property as a result of a $412,000 increase in rental revenue due to an approximate 1% increase in average occupancy which was partially offset by a $218,000 decline in revenue from the parking facility in 2009; and

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
Loan Assets
The following table summarizes our results from our loan assets segment for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Interest income	$3,442	$1,532
Equity in earnings of preferred equity investment of Marc Realty	78	5,868
Impairment loss on preferred equity investments	(2,186)	(7,513)
Impairment loss on Lex-Win Concord	(31,670)	(36,543)
Equity in loss of Lex-Win Concord	(66,904)	(30,207)
Gain on sale of mortgage backed securities	—	454
Gain on sale of other assets	—	24
Impairment loss on available for sale loan	(203)	—
Provision for loss on loan receivable	(2,152)	(1,179)

Operating loss	(99,595)	(67,564)

General and administrative expense	(235)	—
Interest expense	—	(206)

Net loss	$(99,830)	$(67,770)

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

REIT Securities
The following table summarizes our results from our REIT securities segment for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Dividends	$3,894	$916
Gain on sale of securities carried at fair value	5,416	—
Gain on sale of available for sale securities	—	1,580
Impairment loss on available for sale securities	—	(207)
Unrealized gain on securities carried at fair value	17,862	24
Equity in loss of Lex-Win Acquisition, LLC	(95)	(878)

Operating income	27,077	1,435

Interest expense	(75)	(89)

Net income	$27,002	$1,346

Operating income from REIT securities increased by $25,642,000 over the prior year period. The increase was due primarily to:
•	a $2,978,000 increase due primarily to interest and dividends as the result of the increased investment in REIT securities during the year ended December 31, 2009;
•	a $17,862,000 unrealized gain on securities carried at fair value recognized in 2009; and
•	a $3,836,000 increase in gain on sale of securities.

Corporate
The following table summarizes our results from our corporate business segment for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Interest income	$172	$1,670
General and administrative	(7,068)	(6,887)
Interest expense	(2,815)	(7,379)
Gain on extinguishment of debt	6,846	6,284
State and local taxes	(157)	(329)
Other	—	499

Operating loss	$(3,022)	$(6,142)

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

Partially offset by:
•
a $1,498,000 decrease in corporate interest income earned on our cash and cash equivalents due primarily to lower yields on U.S. Treasury securities and other depository accounts during 2009 versus 2008; and

•
state income taxes decreased by $172,000 to $157,000 for the year ended December 31, 2009 from $329,000 for the year ended December 31, 2008 due primarily to our anticipated lower taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Discontinued Operations
In October 2009 a tenant of our retail net leased properties, The Kroger Company (“Kroger”), notified us of its intention not to exercise its lease renewal options on six buildings containing approximately 281,000 square feet of retail space. Concurrently, Kroger also notified us that it would be exercising its option to purchase one of these six properties, the Athens, Georgia property, resulting in our classifying that property in discontinued operations effective with the fourth quarter of 2009. Upon receipt of the notice, management actively marketed the remaining locations for lease or sale.
The Lafayette, Louisiana and Sherman, Texas locations have been classified as discontinued operations as of September 30, 2010. During the quarter ended September 30, 2010, management determined that the potential market rents were not sufficient to cover prospective ground lease payments plus the costs to convert these properties to multi-tenant facilities. Therefore, we decided to permit the ownership of the Sherman, Texas property to revert back to the land owner as of November 1, 2010. We elected not to make ground rent payments on the Lafayette, Louisiana property and anticipate that the ground owner will exercise its remedies and take title to the property. We recorded a $704,000 impairment charge related to these investments which is included in discontinued operations for the year ended December 31, 2010.
The Knoxville, Tennessee location has also been classified as discontinued operations as of September 30, 2010. During the quarter ended September 30, 2010, management determined that after having exercised its purchase option under its ground lease and acquiring the land in October 2010 the best course of action was to pursue a sale of the real estate. As a result, we recorded a $626,000 impairment charge which is included in discontinued operations for the year ended December 31, 2010. On February 24, 2011 we entered into an agreement to sell this property subject to the buyer’s due diligence. We anticipate that the sale will be consummated during the second quarter of 2011.
With respect to Kroger’s purchase of the Athens, Georgia property, in accordance with a three party agreement between us, Kroger and the land owner, an appraisal process was conducted to determine the fair market value of the property. As a result of the finalization of the appraisal process we recorded an impairment charge of $1,390,000 during the year ended December 31, 2010.

In August 2009 the First District Court of Wyandotte County, Kansas, appointed a receiver to operate and manage our apartment complex in Kansas City, Kansas commonly referred to as Creekwood Apartments. In October 2009 a notice of foreclosure was issued on behalf of the first mortgage holder. The property was foreclosed in December 2009.
Tenant Concentrations
Three tenants, who each represent more than 10% of rental revenues, contributed approximately 44%, 41% and 39% of our base rental revenues for the years ended December 31, 2010, 2009 and 2008, respectively, and represent approximately 43%, 24% and 24%, respectively, of the total rentable square footage of the operating property portfolio.
Off-Balance Sheet Investments
We have three off-balance sheet investments — our Marc Realty, Lex-Win Concord and Sealy investment platforms. For our three off-balance sheet arrangements, our exposure to loss is limited to our investment balance.
Critical Accounting Policies and Estimates
Impairment
Operating properties — We evaluate the need for an impairment loss on real estate assets when indicators of impairment are present and the projected undiscounted cash flows from an asset are not sufficient to recover an asset’s carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The projection of cash flows used in the impairment evaluation involves significant judgment by management.
Preferred equity investments — We have certain mezzanine loans which are classified as preferred equity investments. Determining whether a preferred equity investment is other-than-temporarily impaired requires significant judgment. This evaluation includes consideration of the length of time and extent to which the fair value of an investment has been less than its cost basis, our intent and ability to hold the investment until a forecasted recovery in value and the collateral underlying the investment.
Loan assets — Loan assets are periodically evaluated for possible impairment in order to determine whether it is necessary to establish a loan loss allowance. In some instances if a borrower is experiencing difficulties making loan payments we may assist the borrower to address the problems, which could include extending the loan term, making additional advances, or reducing required payments. A loan asset is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or, if the loan is collateral dependent, the fair value of the collateral. When a loan is considered to be impaired, we will establish an allowance for loan losses and record a corresponding charge to earnings. Significant judgments are required in determining impairment. We do not record interest income on impaired loans. Any cash receipts on impaired loans are recorded as a recovery reducing the allowance for loan losses.
Equity investments — Equity investments are reviewed for impairment periodically. Equity investments for which the carrying value exceeds the fair value, the Trust evaluates if these are other-than-temporarily impaired.
Contingent liabilities — Estimates are used when accounting for the allowance for contingent liabilities and other commitments. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators. All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.
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

Net Leased Property — At December 31, 2010 we identified our wholly owned Andover, Massachusetts operating property as a VIE given that the net leased tenant has an option to purchase the building for a fixed price and the option is exercisable at the tenant’s discretion at any point during the lease term. We have the determined that we have the power to direct activities that most significantly impact the economics of the property and therefore are the primary beneficiary and consolidate this property.
Deer Valley Venture — We have concluded that WRT-DV LLC (“WRT-DV”), the entity that owns the Deer Valley property that we hold a 96.5% ownership interest is a VIE. This assessment is primarily based on the fact that the equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. We have determined that we have the power to direct activities that most significantly impact the economics of the property and therefore are the primary beneficiary and consolidate this property.
Loans Receivable and Loan securities — At December 31, 2010 we identified certain loan assets as variable interests in VIEs because the equity investment at risk is not considered sufficient for the entity to finance its activities without additional subordinated financial support. However, we do not currently have the power to direct the activities of the ventures collateralizing any of its loans receivable. For this reason, we believe that we do not have the power to direct activities that most significantly impact the economics of the VIE and therefore are not the primary beneficiary of these ventures. We account for these investments under the guidance for loans receivable and real estate debt investments.
Concord and CDH CDO — At December 31, 2010 we have identified our Concord and CDH CDO equity investments (the “Concord Investments”) as variable interests in VIEs. The carrying value of our Concord Investments is zero and we do not have the current obligation to provide financial or other support to the Concord Investments and the obligations of the Concord Investments are non-recourse to us. In addition we do not have the power to direct activities that most significantly impact the economics of the VIE and therefore we have determined that we are not the primary beneficiary and we account for these investments under the equity method of accounting.
Marc Realty Investments — We have concluded that our 12 Marc Realty equity investments and our preferred equity investment are variable interests in VIEs. This assessment is primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. While we maintain certain protective rights under the terms of the agreements governing the Marc Realty investments, the power to direct the activities that most significantly impact the economics of the Marc Realty investments is vested in Marc Realty as the managing member. As such, management has concluded that we are not the primary beneficiary of these Marc Realty investments.
Recently Issued Accounting Standards
See “ITEM 8. Financial Statements and Supplementary Data — Note 2.”

ITEM 7A — QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors beyond our control. Various financial vehicles exist which would allow management to mitigate the potential negative effects of interest rate fluctuations on our cash flow and earnings.
Our liabilities include both fixed and variable rate debt. As discussed in ITEM 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations, we seek to limit our risk to interest rate fluctuations through match financing on our loan assets as well as through hedging transactions. In this regard, we entered into the following agreement:
•
Effective June 30, 2010, we entered into an interest rate swap agreement, with a notional amount of $20,000,000 and will expire June 30, 2011 which effectively converts the interest rate on that portion of principal from a floating rate of 1.75% to a fixed rate of 2.675%.

The fair value of our debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $22,042,000 and $25,704,000 at December 31, 2010 and 2009 respectively.
The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at December 31, 2010 (in thousands):

	Change in LIBOR(2)
	-0.26%	1%	2%	3%

Change in consolidated interest expense	$(66)	$255	$509	$764
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(20)	77	237	423

(Increase) decrease in net income	$(86)	$332	$746	$1,187

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty equity investment. The amount does not reflect our equity investment in Concord which has been written down to zero.

(2)	The one month LIBOR rate at December 31, 2010 was 0.26%.
We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, as of December 31, 2010 our variable rate loans receivable with a face value aggregating $53,922,000 partially mitigate our exposure to change in interest rates.
Market Value Risk
Our hedge transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The one counterparty of these arrangements is KeyBank at the present time. We do not anticipate that this counterparty will fail to meet its obligations. There can be no assurance that we will adequately protect against the foregoing risks.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Winthrop Realty Trust:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Winthrop Realty Trust and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under ITEM 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits in 2010, 2009 and 2008. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2011

WINTHROP REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Investments in real estate, at cost
Land	$37,142	$20,659
Buildings and improvements	271,357	228,419

	308,499	249,078
Less: accumulated depreciation	(36,232)	(31,269)

Investments in real estate, net	272,267	217,809

Cash and cash equivalents	45,257	66,493
Restricted cash held in escrows	8,593	9,505
Loans receivable, net	110,395	26,101
Accounts receivable, net of allowances of $262 and $565, respectively	12,402	14,559
Securities carried at fair value	33,032	52,394
Loan securities carried at fair value	11,981	1,661
Available for sale securities, net	—	203
Preferred equity investment	4,010	4,012
Equity investments	81,937	73,207
Lease intangibles, net	26,821	22,666
Deferred financing costs, net	1,158	1,495
Assets held for sale	2,275	3,087

TOTAL ASSETS	$610,128	$493,192

LIABILITIES
Mortgage loans payable	$230,443	$216,767
Series B-1 Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference; 852,000 shares authorized and outstanding at December 31, 2010 and December 31, 2009	21,300	21,300
Revolving line of credit	25,450	—
Accounts payable and accrued liabilities	12,557	7,401
Dividends payable	4,431	3,458
Deferred income	150	48
Below market lease intangibles, net	2,696	2,849
Liabilites of held for sale assets	33	—

TOTAL LIABILITIES	297,060	251,823

COMMITMENTS AND CONTINGENCIES

NON-CONTROLLING REDEEMABLE PREFERRED INTEREST
Series C Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference, 144,000 and 544,000 shares authorized and outstanding at December 31, 2010 and December 31, 2009, respectively	3,221	12,169

Total non-controlling redeemable preferred interest	3,221	12,169

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Common Shares, $1 par, unlimited shares authorized; 27,030,186 and 20,375,483 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	27,030	20,375
Additional paid-in capital	569,586	498,118
Accumulated distributions in excess of net income	(300,782)	(301,317)
Accumulated other comprehensive loss	(63)	(87)

Total Winthrop Realty Trust Shareholders’ Equity	295,771	217,089
Non-controlling interests	14,076	12,111

Total Equity	309,847	229,200

TOTAL LIABILITIES AND EQUITY	$610,128	$493,192

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenue
Rents and reimbursements	$38,239	$40,021	$41,504
Interest, dividends and discount accretion	17,128	7,336	2,448

	55,367	47,357	43,952

Expenses
Property operating	8,674	7,042	6,767
Real estate taxes	2,542	2,542	2,428
Depreciation and amortization	10,008	10,585	11,572
Interest	15,375	16,664	21,963
Impairment loss on investment in real estate	—	10,000	2,100
Impairment loss on available for sale securities	—	—	207
Provision for loss on loans receivable	—	2,152	1,179
General and administrative	8,834	7,303	6,887
State and local taxes	134	157	329

	45,567	56,445	53,432

Other income (loss)
Earnings (loss) from preferred equity investments	338	(2,108)	(1,645)
Equity in loss of equity investments	(2,007)	(103,092)	(69,310)
Gain on sale of available for sale securities	—	—	1,580
Gain on sale of mortgage-backed securities	—	—	454
Gain on sale of other assets	—	—	24
Realized gain on sale of securities carried at fair value	558	5,416	—
Unrealized gain on securities carried at fair value	5,060	17,862	24
Impairment loss on real estate loan available for sale	—	(203)	—
Gain on extinguishment of debt	—	6,846	6,284
Realized gain on loan securities carried at fair value	469	—	—
Unrealized gain on loan securities carried at fair value	5,011	—	—
Interest income	139	172	1,670
Other income	—	—	499

	9,568	(75,107)	(60,420)

Income (loss) from continuing operations	19,368	(84,195)	(69,900)

Discontinued operations
Income (loss) from discontinued operations	(2,003)	865	2,207

Consolidated net income (loss)	17,365	(83,330)	(67,693)
Income attributable to non-controlling interest	(888)	(1,017)	(483)

Net income (loss) attributable to Winthrop Realty Trust	16,477	(84,347)	(68,176)
Income attributable to non-controlling redeemable preferred interest	(288)	(147)	—

Net income (loss) attributable to Common Shares	$16,189	$(84,494)	$(68,176)

Comprehensive income (loss)
Consolidated net income (loss)	$17,365	$(83,330)	$(67,693)
Change in unrealized gain on mortgage-backed securities	—	—	190
Change in unrealized gain on available for sale securities	2	19	1,662
Change in unrealized gain (loss) on interest rate derivative	22	543	(743)
Change in unrealized gain (loss) from equity investments	—	26,174	(6,137)
Less reclassification adjustment included in net income	—	—	(2,058)

Comprehensive income (loss)	$17,389	$(56,594)	$(74,779)

Per Common Share data — Basic
Income (loss) from continuing operations	$0.81	$(5.24)	$(4.74)
Income (loss) from discontinued operations	(0.09)	0.05	0.15

Net income (loss) attributable to Winthrop Realty Trust	$0.72	$(5.19)	$(4.59)

Per Common Share data — Diluted
Income (loss) from continuing operations	$0.81	$(5.24)	$(4.74)
Income (loss) from discontinued operations	(0.09)	0.05	0.15

Net income (loss) attributable to Winthrop Realty Trust	$0.72	$(5.19)	$(4.59)

Basic Weighted-Average Common Shares	22,566	16,277	14,866

Diluted Weighted-Average Common Shares	22,568	16,277	14,866

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands except per share data)

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other	Non-
	of Beneficial Interest		Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Capital	Net Income	Income	Interests	Total

Balance, December 31, 2007	13,258	$66,292	$358,145	$(124,553)	$(8,090)	$9,978	$301,772

Net loss attributable to Winthrop Realty Trust	—	—	—	(68,176)	—	—	(68,176)
Net income attributable to non-controlling interests	—	—	—	—	—	483	483
Distributions to non-controlling interests	—	—	—	—	—	(103)	(103)
Contributions from non-controlling interests	—	—	—	—	—	600	600
Dividends paid or accrued on Common Shares of beneficial interest ($1.35 per share)	—	—	—	(20,555)	—	—	(20,555)
Change in unrealized loss on available for sale securities, net of reclassification adjustments for amounts included in net income	—	—	—	—	58	—	58
Change in unrealized loss on mortgage backed securities held for sale	—	—	—	—	(264)	—	(264)
Change in unrealized gain on interest rate derivatives	—	—	—	—	(743)	—	(743)
Change in unrealized loss from equity investments	—	—	—	—	(6,137)	—	(6,137)
Effect of the Reverse Split	—	(63,298)	63,298	—	—	—	—
Partial shares retired due to Reverse Split	(1)	(5)	(5)	—	—	—	(10)
Purchase and retirement of Common Shares	(70)	(70)	(860)	—	—	—	(930)
Conversion of Series B-1 Preferred Shares to Common Shares	548	2,742	9,190	—	—	—	11,932
Issuance of Common Shares through rights offering	1,769	8,845	28,029	—	—	—	36,874
Stock issued pursuant to dividend reinvestment plan	250	1,248	3,159	—	—	—	4,407

Balance, December 31, 2008	15,754	15,754	460,956	(213,284)	(15,176)	10,958	259,208

Cumulative effect, change in accounting principle	—	—	—	11,647	(11,647)	—	—
Net loss attributable to Winthrop Realty Trust	—	—	—	(84,347)	—	—	(84,347)
Net income attributable to non-controlling interests	—	—	—	—	—	1,017	1,017
Distributions to non-controlling interests	—	—	—	—	—	(843)	(843)
Contributions from non-controlling interests	—	—	—	—	—	979	979
Dividends paid or accrued on Common Shares of beneficial interest ($0.9125 per share)	—	—	—	(15,186)	—	—	(15,186)
Dividends paid or accrued on Series C Preferred Shares ($0.406 per share)	—	—	—	(147)	—	—	(147)
Change in unrealized loss on available for sale securities, net of reclassification adjustments for amounts included in net income	—	—	—	—	19	—	19
Change in unrealized gain on interest rate derivatives	—	—	—	—	543	—	543
Change in unrealized loss from equity investments	—	—	—	—	26,174	—	26,174
Issuance of Common Shares through rights offering	4,451	4,451	35,717	—	—	—	40,168
Stock issued pursuant to dividend reinvestment plan	170	170	1,445	—	—	—	1,615

Balance, December 31, 2009	20,375	20,375	498,118	(301,317)	(87)	12,111	229,200

(Continued on next page)
See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands except per share data, continued)

				Accumulated	Accumulated
	Common Shares		Additional	Distributions	Other	Non-
	of Beneficial Interest		Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Capital	Net Income	Income	Interests	Total

Balance, December 31, 2009	20,375	$20,375	$498,118	$(301,317)	$(87)	$12,111	$229,200

Net income attributable to Winthrop Realty Trust	—	—	—	16,477	—	—	16,477
Net income attributable to non-controlling interests	—	—	—	—	—	888	888
Distributions to non-controlling interests	—	—	—	—	—	(354)	(354)
Contributions from non-controlling interests	—	—	—	—	—	1,431	1,431
Dividends paid or accrued on Common Shares of beneficial interest ($0.65 per share)	—	—	—	(15,654)	—	—	(15,654)
Dividends paid or accrued on Series C Preferred Shares ($0.406 per share)	—	—	—	(288)	—	—	(288)
Change in unrealized loss on available for sale securities, net of reclassification adjustments for amounts included in net income	—	—	—	—	2	—	2
Change in unrealized gain on interest rate derivatives	—	—	—	—	22	—	22
Conversion of Series C Preferred Shares to Common Shares	714	714	8,234	—	—	—	8,948
Net proceeds from Common Shares offering	5,750	5,750	61,024	—	—	—	66,774
Stock issued pursuant to dividend reinvestment plan	191	191	2,210	—	—	—	2,401

Balance, December 31, 2010	27,030	$27,030	$569,586	$(300,782)	$(63)	$14,076	$309,847

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$17,365	$(83,330)	$(67,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	6,988	7,504	8,072
Amortization of lease intangibles	3,033	4,771	5,507
Straight-lining of rental income	212	(1,280)	(1,701)
Loan discount accretion	(8,782)	(1,021)	—
(Earnings) loss of preferred equity investments	(338)	2,758	2,805
Distributions of income from preferred equity investments	340	2,373	4,804
Loss of equity investments	2,007	103,092	69,310
Distributions of income from equity investments	5,270	2,784	6,878
Restricted cash held in escrows	1,167	(1,824)	(318)
Gain on sale of securities carried at fair value	(558)	(5,416)	—
Unrealized gain on securities carried at fair value	(5,060)	(17,862)	(24)
Gain on sale of available for sale securities	—	—	(1,580)
Gain on sale of mortgage backed securities held for sale	—	—	(454)
Gain on sale of investments in real estate	—	—	(1,807)
Gain on loan securities carried at fair value	(469)	—	—
Unrealized gain on loan securities carried at fair value	(5,011)	—	—
Impairment loss on real estate loan available for sale	—	203	—
Impairment loss on investments in real estate	2,720	10,000	2,307
Gain on extinguishment of debt	—	(7,138)	(6,284)
Provision for loss on loan receivable	—	2,152	1,179
Tenant leasing costs	(2,996)	(2,191)	795
Bad debt (recovery) expense	(643)	340	62
Net change in interest receivable	(361)	(74)	(70)
Net change in accounts receivable	2,363	—	—
Net change in accounts payable and accrued liabilities	2,365	(873)	4,084

Net cash provided by operating activities	19,612	14,968	25,872

Cash flows from investing activities
Issuance and acquisition of loans receivable	(122,301)	(31,514)	(24,124)
Investments in real estate	(23,484)	(2,522)	(3,901)
Investment in equity investments	(25,632)	(3,358)	(14,093)
Investment in preferred equity investment	—	(487)	(4,973)
Return of equity on equity investments	9,625	118	19,041
Investment in real estate loan available for sale	—	(35,000)	—
Return of capital distribution from securities carried at fair value	181	—	—
Purchase of available for sale securities	—	—	(5,055)
Purchase of securities carried at fair value	(13,222)	(33,115)	(36,896)
Proceeds from sale of investment in real estate	1,750	—	—
Proceeds from preferred equity investments	—	145	21,273
Proceeds from sale of mortgage backed securities available for sale	—	—	78,318
Proceeds from sale of real estate loan available for sale	—	34,797	—
Proceeds from sale of securities carried at fair value	31,249	39,015	422
Proceeds from sale of available for sale securities	205	—	58,088
Proceeds of loan securities at maturity	2,272	—	—
Proceeds from sale of loans receivable	12,876	—	—
Restricted cash held in escrows	(1,508)	2,668	(252)
Collection of loans receivable	15,064	11,467	12,635
Cash from foreclosure on properties	275	—	—

Net cash provided by (used in) investing activities	(112,650)	(17,786)	100,483

(Continued on next page)
See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, continued)

	Years Ended December 31,
	2010	2009	2008
Cash flows from financing activities
Proceeds from mortgage loans payable	$—	$49	$875
Proceeds from loan payable	—	19,818	—
Payment of loan payable	—	(19,818)	—
Proceeds from revolving line of credit	25,450	35,000	70,000
Payment of revolving line of credit	—	(35,000)	(70,000)
Principal payments of mortgage loans payable	(10,199)	(6,229)	(8,063)
Restricted cash held in escrows	1,520	4,004	(5,127)
Payments of note payable	—	(9,800)	—
Deferred financing costs	(252)	(61)	(392)
Contribution from non-controlling interest	1,431	979	600
Distribution to non-controlling interest	(354)	(843)	(103)
Issuance of Common Shares under Dividend Reinvestment Plan	2,401	1,615	4,407
Issuance of Common Shares through offering	66,774	40,168	36,874
Dividend paid on Common Shares	(14,573)	(17,809)	(30,863)
Dividend paid on Series C Preferred Shares	(396)	—	—
Redemption of Series B-1 Preferred Shares	—	(2,000)	(18,583)
Repayment of borrowings under repurchase agreement	—	—	(75,175)
Deposit on Series B-1 Preferred Shares	—	—	(17,081)
Proceeds from note payable	—	—	9,800
Purchase of retirement of Common Shares	—	—	(930)
Redemption of Common Shares through reverse split	—	—	(10)

Net cash provided by (used in) financing activities	71,802	10,073	(103,771)

Net increase (decrease) in cash and cash equivalents	(21,236)	7,255	22,584
Cash and cash equivalents at beginning of period	66,493	59,238	36,654

Cash and cash equivalents at end of period	$45,257	$66,493	$59,238

Supplemental Disclosure of Cash Flow Information
Interest paid	$14,240	$16,324	$25,167

Taxes paid	$133	$220	$189

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$4,392	$3,311	$5,934

Dividends accrued on Series C Preferred Shares	$39	$147	—

Capital expenditures accrued	$1,046	$201	$358

Distribution from equity investment	$—	$161	$—

Conversion of Series B-1 Preferred Shares into Common Shares	$—	$—	$12,339

Redemption of Series B-1 Preferred Shares	$—	$(17,081)	$—

Deposit on redemption of Series B-1 Preferred Shares	$—	$17,081	$—

Transfer of preferred equity investments to equity method investments	$—	$(41,823)	$—

Transfer of loans to equity method investments	$—	$(15,805)	$—

Transfer to equity method investments from loans and preferred equity investments	$—	$57,628	$—

Transfer from loan assets to investments in real estate and lease intangibles	$19,210	$—	$—

Transfer to investments in lease intangibles	$3,204	$—	$—

Transfer to investments in real estate	$41,425	$—	$—

Transfer to below market lease intangibles	$125	$—	$—

Assumption of mortgage loan on investment in real estate	$23,875	$—	$—

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts related to number of buildings, square footage and tenant data are unaudited.
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

Since January 1, 2005, WRT has conducted its business through WRT Realty L.P., a Delaware limited partnership (the “Operating Partnership”). WRT is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interest in the Operating Partnership. All references to the “Trust” refer to WRT and its consolidated subsidiaries, including the Operating Partnership.

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas: (i) ownership of investment properties (“operating properties”); (ii) origination and acquisition of loans and debt securities collateralized directly or indirectly by commercial real property (“loan assets”), including collateral mortgage-backed securities and collateral debt obligation securities; and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”).

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

Reverse Stock Split

In November 2008 WRT effected a 1-for-5 reverse stock split (the “Reverse Split”) of its Common Shares of Beneficial Interest (“Common Shares”) pursuant to which five Common Shares issued and outstanding as of the close of the market on November 28, 2008 were automatically combined into one Common Share, subject to the elimination of fractional shares. All references to Common Shares outstanding, per Common Share amounts and stock option data have been restated to reflect the effect of the Reverse Split for all periods presented.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation. Discontinued operations for the periods presented include the Trust’s properties in Biloxi, Mississippi; Athens, Georgia; Kansas City, Kansas; Lafayette, Louisiana; Sherman, Texas; and Knoxville, Tennessee.

Out of Period Adjustments

During the quarter ended June 30, 2010, the Trust identified an error in its year ended December 31, 2009 allocation of fair value attributable to the building component of its Athens, Georgia property which was assessed for impairment in connection with its reclassification as held for sale and its presentation in discontinued operations. As a result, net loss was understated by approximately $700,000 for the year ended December 31, 2009. The Trust determined that this amount was not material to the years ended December 31, 2010 or 2009, or to the three and six months ended June 30, 2010. As such, a charge of approximately $700,000 has been recorded in the consolidated statement of operations within discontinued operations as an out of period adjustment in the second quarter of 2010. There was no impact on cash flow from operations.

During the quarter ended December 31, 2010, the Trust identified an error related to the capitalization of certain legal costs in its year ended December 31, 2009 financial statements. As a result, net loss was understated by approximately $228,000 for the year ended December 31, 2009. The Trust determined that this amount was not material to the year or any quarter for the years ended December 31, 2010 or 2009. As such, a charge of $228,000 has been recorded in the consolidated statement of operations as an out of period adjustment for the year ended December 31, 2010. There was no impact on cash flow from operations.

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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Receivable
The Trust’s policy is to record loans receivable at cost, net of unamortized discount unless such loan receivable is deemed to be impaired. Discounts on loans receivable are amortized over the life of the loan receivable using the effective interest method based upon an evaluation of prospective future cash flows. The amortization is reflected as an adjustment to interest income. Other costs incurred in connection with acquiring loans, such as marketing and administrative costs, are charged to expense as incurred.
The Trust evaluates the collectability of the interest and principal of each of its loans to determine impairment. A loan receivable is considered to be impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the existing contractual terms of the loan receivable. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral. When a loan receivable is considered to be impaired, the Trust will record a loan loss allowance and a corresponding charge to earnings. Significant judgments are required in determining impairment. The Trust does not record interest income on impaired loans receivable. Any cash receipts on impaired loans receivable are recorded as a recovery reducing the allowance for loan losses. The Trust charges uncollectible loans against its allowance for loan losses after it has exhausted all economicaly warranted legal rights and remedies to collect the receivables or upon successful foreclosure and taking of loan collateral.
Certain real estate operating properties are acquired through foreclosure or through deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that the Trust intends to hold, operate or develop for a period of at least twelve months. These assets are initially recorded at their estimated fair value. If there is any excess of the loan carrying value over the fair value of the property acquired, a charge is recorded to loan losses when title to the property is obtained. Additionally, upon acquisition of a property, tangible and intangible assets and liabilities acquired are recorded at their estimated fair values and depreciation is computed in the same manners as described in “Investments in Real Estate” above.
Accounts Receivable
Accounts receivable are recorded at the contractual amount and do not bear interest. The allowance for doubtful accounts is the Trust’s best estimate of the amount of probable credit losses in existing accounts receivable. The Trust reviews the allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.
Securities and Loan Securities at Fair Value
The Trust elected to adopt a one-time option to apply fair value treatment on its existing financial assets and liabilities on January 1, 2008. For all new financial instruments, the Trust has the option to elect fair value for these financial assets or liabilities. The Trust elected the fair value option for certain real estate securities to mitigate a divergence between accounting and economic exposure for these assets. These securities are recorded on the consolidated balance sheets as securities carried at fair value. The changes in the fair value of these instruments are recorded in unrealized gain (loss) on investments and other in the Consolidated Statements of Operations and Comprehensive Income.
Preferred Equity Investment
The Trust invests in certain mezzanine loans in which the Trust also holds an ownership interest in the borrower that allows the Trust to participate in a percentage of the proceeds from a sale or refinancing of the underlying property. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, preferred equity, as a venture or as real estate. The Trust classifies these mezzanine loans as preferred equity investments and they are accounted for using the equity method because the Trust has the ability to significantly influence, but not control, the entity’s operating and financial policies. Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at adjusted book value as if the investment was hypothetically liquidated at the end of each reporting period.
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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Investments
The Trust accounts for its investments in companies in which it has the ability to significantly influence but does not have a controlling interest, by using the equity method of accounting. Factors that are considered in determining whether or not the Trust exercises control include (i) the right to remove the general partner or managing member in situations where the Trust is the general partner or managing member, and (ii) substantive participating rights of equity holders in significant business decisions including dispositions and acquisitions of assets, financing, operations and capital budgets, and other contractual rights. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Trust’s share of net earnings or losses as they occur and for additional contributions made or distributions received. To recognize the character of distributions from equity investments, the Trust looks as the nature of the cash distribution to determine the proper character of cash flow distributions as either returns on investment, which would be included in operating activities, or returns of investment, which would be included in investing activities.
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
Lease Intangibles
The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements and fixtures and equipment based on management’s determination of the relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.
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
Deferred Financing Costs
Direct financing costs are deferred and amortized on a straight-lined basis over the terms of the related agreements as a component of interest expense on a basis which approximates the effective interest method.
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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Financial Instruments
The Trust’s interest rate swap agreement is carried on the balance sheet at its fair value, as an asset if the counterparty would be required to pay the Trust, or as a liability if the Trust would be required to pay the counterparty to settle the swap. Since the Trust’s derivative is designated as “cash flow hedge,” the change in the fair value of such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged item affects earnings. The ineffective amount of the interest rate swap agreement, if any, is recognized in earnings. The effective portion of the change in fair value is recorded through other comprehensive income.
Upon entering into hedging transactions, the Trust documents the relationship between the interest rate swap agreements and the hedged item. The Trust also documents its risk management policies, including objectives and strategies, as they relate to its hedging activities. Both at inception of a hedge and on an on-going basis, the Trust assesses whether or not the hedge is highly “effective” in achieving offsetting changes in cash flow attributable to the hedged item. The Trust discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge or not is no longer appropriate. To date, the Trust has not discontinued hedge accounting for its interest rate swap agreements. The Trust utilizes its interest rate swap agreement to manage interest rate risk and does not intend to enter into derivative transactions for speculative or trading purposes.
Revenue Recognition
The Trust accounts for its leases with tenants as operating leases with rental revenue recognized on a straight-line basis. The straight-line rent adjustment decreased revenue by $212,000 in 2010, and increased revenue by $1,280,000 in 2009 and $1,701,000 in 2008. The accrued straight-line rent receivable amounts at December 31, 2010 and 2009 were $8,729,000 and $8,941,000, net of allowances, respectively.
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
The Trust recognizes lease termination payments as a component of rental revenue in the period received, provided there are no further Trust obligations under the lease; otherwise, the lease termination payment is amortized on a straight-line basis over the remaining obligation period.
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
In order for the Trust to continue to qualify as a REIT, the value of the TRS stock cannot exceed 20% of the value of the Trust’s total assets. The net income of TRS is taxable at regular corporate tax rates. Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as determined by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. The Trust and TRS do not file consolidated tax returns.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Earnings Per Share
The Trust determines basic earnings per share on the weighted average number of Common Shares outstanding during the period and reflects the impact of participating securities. The holders of the Trust’s Series B-1 Cumulative Convertible Redeemable Preferred Shares (“Series B-1 Preferred Shares”) and the Series C Cumulative Convertible Redeemable Preferred Shares (“Series C Preferred Shares”) are entitled to receive cumulative preferential dividends on a quarterly basis equal to the greater of (i) $0.40625 per share quarterly (6.5% of the liquidation preference on an annualized basis) or (ii) cash dividends payable on the number of Common Shares into which the Series B-1 Preferred Shares and Series C Preferred Shares (assuming for this purpose that the conversion price of the Series C Preferred Shares equals the conversion price of the Series B-1 Preferred Shares) are convertible. The Trust computes diluted earnings per share based on the weighted average number of Common Shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.
The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009	2008
Basic
Income (loss) from continuing operations	$19,368	$(84,195)	$(69,900)
Income attributable to non-controlling interest	(888)	(1,017)	(483)
Preferred dividend of Series C Preferred Shares	(288)	(147)	—

Income (loss) from continuing operations applicable to Common Shares	18,192	(85,359)	(70,383)
Income (loss) from discontinued operations	(2,003)	865	2,207

Net income (loss) applicable to Common Shares for earnings per share purposes	$16,189	$(84,494)	$(68,176)

Basic weighted-average Common Shares	22,566	16,277	14,866

Income (loss) from continuing operations	$0.81	$(5.24)	$(4.74)
Income (loss) from discontinued operations	(0.09)	0.05	0.15

Net income (loss) per Common Share	$0.72	$(5.19)	$(4.59)

Diluted
Income (loss) from continuing operations	$19,368	$(84,195)	$(69,900)
Income attributable to non-controlling interest	(888)	(1,017)	(483)
Preferred dividend of Series C Preferred Shares	(288)	(147)	—

Income (loss) from continuing operations applicable to Common Shares	18,192	(85,359)	(70,383)
Income (loss) from discontinued operations	(2,003)	865	2,207

Net income (loss) applicable to Common Shares for earnings per share purposes	$16,189	$(84,494)	$(68,176)

Basic weighted-average Common Shares	22,566	16,277	14,866
Series B-1 Preferred Shares (1)	—	—	—
Series C Preferred Shares (2)	—	—	—
Stock options (3)	2	—	—

Diluted weighted-average Common Shares	22,568	16,277	14,866

Income (loss) from continuing operations	$0.81	$(5.24)	$(4.74)
Income (loss) from discontinued operations	(0.09)	0.05	0.15

Net income (loss) per Common Share	$0.72	$(5.19)	$(4.59)

(1)
The Series B-1 Preferred Shares are anti-dilutive for the years ended December 31, 2010, 2009 and 2008 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)
The Series C Preferred Shares were issued November 1, 2009, are anti-dilutive for the years ended December 31, 2010 and 2009 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(3)
The Trust’s stock options were dilutive for the year ended December 31, 2010. The stock options were anti-dilutive for the years ended December 31, 2009 and 2008 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Level 1 financial investments include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain derivative financial instruments. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include, for example, residual interests in securitizations and other less liquid securities, investments in joint ventures and real estate investments.
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
Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust has determined that the derivative valuations in their entirety should be classified in Level 2 of the fair value hierarchy.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
Recurring Basis	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents	$45,257	$—	$—	$45,257
Restricted cash held in escrow	8,593	—	—	8,593
Securities carried at fair value	33,032	—	—	33,032
Loan securities carried at fair value	—	—	11,981	11,981

	$86,882	$—	$11,981	$98,863

Liabilities
Derivative liabilities	$—	$63	$—	$63

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
Recurring Basis	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents	$66,493	$—	$—	$66,493
Restricted cash held in escrow	9,505	—	—	9,505
Available for sale securities	203	—	—	203
Securities carried at fair value	51,702	—	692	52,394
Loan securities carried at fair value	—	—	1,661	1,661

	$127,903	$—	$2,353	$130,256

Liabilities
Derivative liabilities	$—	$85	$—	$85

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below includes a roll forward of the balance sheet amounts from January 1, 2009 to December 31, 2010, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

		Loan Securities
	Securities Carried	Carried at Fair
Year Ended Ended December 31, 2010	at Fair Value	Value
(in thousands)
Fair value, January 1, 2009	$—	$—
Purchases	692	1,661
Transfers in/and or out of Level 3	—	—

Fair value, January 1, 2010	692	1,661
Purchases	—	7,112
Sale Repayment	(692)	(2,272)
Realized Gain		469
Unrealized gain, net	—	5,011
Transfers in/and or out of Level 3	—	—

Fair value, December 31, 2010	$—	$11,981

Non-Recurring Measurements
Impaired Loans
Most of the Trust’s loans are collateral dependent loans and are evaluated for impairment by comparing the fair value of the underlying collateral to the carrying value of each loan. Due to the unique nature of each individual property collateralizing the Trust’s loans, the Trust uses a combination of the income approach through internally developed valuation models and an evaluation of recent transactions to estimate the fair value of the collateral. This approach requires the Trust to make significant judgments with respect to discount rates and the timing and amounts of estimated future cash flows that are considered Level 3 inputs in accordance with the guidance. These cash flows include costs of completion, operating costs and lot and unit sale prices.
Equity and Preferred Equity Investments
Equity and preferred equity investments are assessed for other-than-temporary impairment. The determination of fair value of preferred equity and equity investments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates. The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions used in this analysis include the discount rate used in the income capitalization valuation. The Trust has determined that the significant inputs used to value its equity investment in Lex-Win Concord LLC fall within Level 3. The Trust recognized impairment losses of $31,670,000 and $36,543,000 on this asset during the years ended December 31, 2009 and 2008, respectively.
The Trust has determined that the significant inputs used to value certain of its equity method and preferred equity investments fall within Level 3. The Trust recorded impairment losses of $2,186,000 and $7,513,000 on these preferred equity investments during the years ended December 31, 2009 and 2008, respectively. Due to the restructuring of the Trust’s investment in the Marc Realty properties, these preferred equity investments were reclassified as equity investments as of July 1, 2009. The Trust recognized an impairment loss of $2,500,000 on one of its Marc Realty equity investments during the period ended December 31, 2009. All of the Trust’s remaining equity investments are carried at cost which is equal to or lower than their current fair value at December 31, 2010.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments in Real Estate and Assets Held For Sale
During 2010, 2009, and 2008 the Trust recognized impairment charges of $2,720,000, $10,000,000 and $2,100,000, respectively, relative to investments in real estate and assets held for sale. The Trust assessed the assets within its portfolio for recoverability based upon its estimate of undiscounted future cash flows expected to result from use and disposition of the assets. For those assets not deemed recoverable, the Trust determines the fair value of those assets using an income capitalization approach based upon assumptions it believes a market participant would utilize. The Trust records impairment charges equal to the difference between its carrying value and the estimated fair value of the asset.
The table below presents as of December 31, 2010 the Trust’s assets and liabilities measured at fair value as events dictate, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable Inputs	Unobservable
Non-Recurring Basis	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total

Equity investments	$—	$—	$—	$—
Assets held for sale	—	—	2,209	2,209
Investments in real estate	—	—	—	—

	$—	$—	$2,209	$2,209

The table below presents as of December 31, 2009 the Trust’s assets and liabilities measured at fair value as events dictate, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable Inputs	Unobservable
Non-Recurring Basis	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total

Equity investments	$—	$—	$1,582	$1,582
Investments in real estate	—	—	10,813	10,813

	$—	$—	$12,395	$12,395

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
The Trust recognized a net unrealized gain of $10,071,000, $17,862,000, and $24,000 for the years ended December 31, 2010, 2009, and 2008 respectively, as a result of the change in fair value of the securities for which the fair value option was elected, which is recorded as an unrealized gain or loss in the Trust’s statements of operations. Income related to securities carried at fair value is recorded as interest and dividend income.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents as of December 31, 2010 and December 31, 2009 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	December 31, 2010	December 31, 2009

Assets
Securities carried at fair value:
REIT Debentures	$—	$18,794
REIT Preferred shares	28,547	23,950
REIT Common shares	4,485	9,650

Loan securities carried at fair value	11,981	1,661

	$45,013	$54,055

The table below presents as of December 31, 2010 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at	Amount Due
	December 31, 2010	Upon Maturity	Difference

Assets
Loan securities carried at fair value	$11,981	$25,241	$13,260

	$11,981	$25,241	$13,260

4.	Acquisition, Disposition, Leasing and Financing Activities
Operating Properties
Leasing Activity
Andover, Massachusetts — In January 2010 the Trust executed a lease agreement with PAETEC Communications, Inc. for 93,000 square feet, representing 100% of the rentable square footage of the property, through September 2022. The annual rent is $742,000 (less six months free rent of $371,000) for the first year, $969,000 for the second year and increasing 3% every two years thereafter. The tenant has the option to purchase the property for $10,500,000 effective after January 12, 2011 through March 19, 2013.
South Burlington, Vermont — In January 2010 the Trust executed a lease agreement with FairPoint Communications, Inc. for 56,000 square feet, representing 100% of the rentable square footage of the property, through January 1, 2015. The rent is $800,000 annually through January 2012 and increases to $820,000, $840,000 and $861,500, respectively, for years 2013 through 2015.
Jacksonville, Florida — In January 2010 the Trust executed a lease agreement with Football Fanatics, Inc. for 558,000 square feet of space at this property through July 2015. The lease has an initial term of 66 months, with three, three-year renewal options. Net rent payable under the lease commenced in August 2010 at an annual rent of $648,000, increasing to $669,000 annually for August 2011 through July 2012 and thereafter increasing by an average of approximately 16% per year for the balance of the initial term.
Net Lease Retail Portfolio — In October 2010 The Kroger Company extended the leases on 255,000 square feet in five buildings, exercised their purchase option on a 52,000 square foot building in Athens, Georgia and vacated five buildings containing 229,000 square feet.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisitions
On November 22, 2010 the Trust exercised its option and acquired the land underlying the Plantation, Florida property leased to BellSouth Telecommunication, Inc. for a purchase price of $4,000,000.
On November 1, 2010 the Trust acquired the land underlying six of the Trust’s net lease retail properties previously held in land estates. The acquisition of the six land parcels was consummated at an aggregate purchase price of approximately $4,209,000.
On December 20, 2010 the Trust exercised its option and acquired the land underlying the Andover, Massachusetts property for a purchase price of $1,200,000.
Crossroads I at Meridian — Englewood, Colorado — On December 22, 2010 the Trust acquired for $8,700,000 an 118,000 square foot, class A office building located at 9800 Mount Pyramid Court, Englewood, Colorado known as Crossroads I at Meridian, which is adjacent to the Crossroads II property the Trust acquired through foreclosure in November 2010.
During 2010 the Trust converted its ownership in three loan receivable assets acquired in 2010 to operating properties through foreclosure. See details for Crossroads II, Deer Valley Medical Center, and Newbury Village Apartments below.
The Trust accounted for its four property acquisitions using the acquisition method of accounting. The methodology used by the Trust for purposes of allocating the purchase price to tangible and intangible assets and liabilities acquired is discussed in Note 2. The purchase price is allocated as follows (in thousands):

Carrying
Value

Land	$8,098
Buildings and improvements	40,768
Lease intangibles	4,965
Below market lease intangibles	(527)

Total	$53,304

Intangible assets acquired and intangible liabilities assumed consist of the following (in thousands):

		Weighted
		Average
	Carrying	Amortization
	Value	Period (years)
Lease intangible assets:
Above market tenant leases acquired	$414	7.4
In-place lease value	1,668	3.3
Tenant relationship value	2,547	10.7
Leasing commissions	336	3.5

Total	$4,965	7.46

Intangible liabilities:
Below market tenant leases assumed	$(527)	4.13

The Trust also assumed a mortgage loan payable of $23,875,000 in connection with the acquisition of one property.
The operating results of the acquired properties are included in the Trust’s results of operations from the acquisition dates and are presented below (in thousands):

Rents and reimbursements	$831
Total expenses (including depreciation, amortization and interest)	(1,841)

Net loss	$(1,010)

The unaudited pro forma information below summarizes the Trust’s combined results of operations for the years ended December 31, 2010 and 2009 as though the acquisitions were completed on January 1, 2009. The pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Trust’s results of operations for future periods (amounts in thousands, except per share data).

	December 31,	December 31,
	2010	2009
	(unaudited)	(unaudited)
Pro forma revenues	$60,263	$53,336
Pro forma income (loss) from continuing operations	$17,346	$(87,904)
Pro forma net income (loss) attributable to Common Shares	$15,055	$(87,186)

Income (loss) per Common Share from continuing operations:
Basic — as reported	$0.84	$(5.24)
Basic — as pro forma	$0.76	$(5.40)

Diluted — as reported	$0.84	$(5.24)
Diluted — as pro forma	$0.76	$(5.40)
Other
River City, Chicago, Illinois — On July 25, 2010, the River City property experienced flooding in its basement level and the parking garage due to the Chicago River overflowing the seawall protecting the property. The flooding caused substantial damage to the property’s mechanical and electrical systems resulting in the tenants in the commercial space being without power for several days. The property’s insurance carrier was immediately notified. The Trust has accrued approximately $225,000 to cover the costs associated with the damage and a claim is in process.
Loans Receivable
Siete Square, Phoenix, Arizona — On February 5, 2010, the Trust restructured its Siete Square loan into a $3,000,000 Sub-Participation A interest which bears interest at 8% and a $4,219,000 Sub-Participation B interest. The Trust sold the Sub-Participation A interest at par to Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”) on the same date.
Driver Building, San Diego, California — On May 14, 2010 the Trust acquired at par a non-performing $6,540,000 first mortgage loan. The loan was collateralized by an 80,300 square foot office building referred to as the Robert F. Driver Building located in San Diego, California. This loan bore interest at 7.47% and matured on March 1, 2010. On August 27, 2010, the Trust received $6,540,000 in full repayment of the Note.
Crossroads II at Meridian, Englewood Colorado — On June 11, 2010 the Trust acquired for $8,100,000 a $10,031,000 non-performing first mortgage loan collateralized by an 118,000 square foot, class A office building located at 9780 Mount Pyramid Court, Englewood Colorado, known as Crossroads II at Meridian. On November 17, 2010 the Trust foreclosed on the first mortgage loan and acquired the property.
Deer Valley Medical Center, Deer Valley, Arizona — On June 28, 2010 the Trust acquired for $10,257,000 a $20,491,000 non-performing first mortgage loan collateralized by an 86,000 square foot, class A medical office building known as the Deer Valley Professional Center. On August 6, 2010 the Trust foreclosed on the first mortgage loan and acquired the property.
1701 E. Woodfield Road, Schaumburg, Illinois — First Mortgage Loan — On July 1, 2010 the Trust acquired for $8,200,000 a $10,408,000 performing first mortgage loan collateralized by a 174,400 square foot office building located at 1701 E. Woodfield Road, Schaumburg, Illinois, a suburb of Chicago. The property is currently owned in a joint venture with Marc Realty. Simultaneously with the acquisition of this loan, the venture made a principal payment on the loan of $3,200,000 (50% of which was contributed by each of the Trust and Marc Realty) and the loan was modified to reduce the principal balance to $5,000,000 bearing interest at 8% per annum. On September 28, 2010 the borrower repaid the Trust’s outstanding $5,000,000 balance of the loan and all accrued interest from proceeds of a new first mortgage loan.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
500-512 Seventh Avenue, New York, New York — B Note — On July 9, 2010 the Trust acquired for $19,825,000 a $23,499,000 performing B note in a first mortgage loan which is subordinate to a $253,673,000 A note in the mortgage loan. The A and B note are collateralized by a 1,188,000 square foot office building located at 500-512 Seventh Avenue, New York, New York. The B note bears interest at 7.19% and matures on July 11, 2016. On August 4, 2010, the Trust sold a 50% pari passu participation interest in the B note (the “B-2 Participation”) for a purchase price of $9,859,000 which represented one-half of the purchase price paid for the B note less one-half of any principal payments received prior to the sale of the B-2 Participation.
San Marbeya Apartments, Tempe, Arizona-First Mortgage Loan — On July 23, 2010 the Trust acquired for $26,990,000 a $31,106,000 performing first mortgage loan. The loan is collateralized by a 276 unit apartment complex referred to as San Marbeya Apartments located in Tempe, Arizona. The loan has a blended interest rate of 5.88% and matures on January 1, 2015. On January 14, 2011, the Trust restructured this loan into a $15,150,000 senior participation which bears interest at 4.85% and a $15,744,000 junior participation which bears interest at 6.4% and concurrently sold the senior participation to CDO-1 at par.
Rockwell — Shirley, New York — Mezzanine Loan — On August 31, 2010 the Trust acquired from Concord for $235,000 a $1,497,000 performing mezzanine loan. The loan is collateralized by a 129,660 square foot industrial/warehouse complex in Shirley, New York. The loan is subordinate to $17,045,000 of senior debt, bears interest at a rate of 12% and matures on May 1, 2016.
Newbury Apartments — Meriden, Connecticut — On September 2, 2010 the Trust acquired from Concord for $550,000 a non-performing mezzanine loan with a face amount of $3,500,000, which was collateralized by a 180 unit multi-family apartment complex located in Meriden, Connecticut. The loan was subordinate to a non-performing first mortgage loan with a principal balance of approximately $23,875,000. On October 29, 2010, the Trust foreclosed on the equity interests in the property owner resulting in the Trust becoming the indirect owner of the property subject to the first mortgage loan.
In February 2011 the Trust reached an agreement with the first mortgage lender to repay all past due interest and fees of approximately $853,000, to fund escrows of approximately $83,000, to prepay March’s debt service inclusive of escrows of approximately $150,000 and to pay a modification fee of approximately $119,000 (0.5% of the loan balance). In exchange the lender waived all defaulted interest, modified the payments to interest only and extended the maturity date to February 1, 2014.
Legacy Orchard —Corporate Loan — On October 22, 2010, the Trust acquired for $9,750,000 an existing $39,000,000 performing loan made to a private real estate equity fund and then modified the loan to provide for: (i) an interest rate of 15% on the $9,750,000 investment amount; (ii) collateral in the form of a $3,000,000 million letter of credit, a first mortgage on land and a security interest in other assets; (iii) a scheduled maturity date of October 31, 2014 and, (iv) subject to the satisfaction of certain conditions by the borrower a discounted payoff option after one year of $9,750,000.
Westwood Business Park — Phoenix, Arizona — Whole Loan — On October 29, 2010 the Trust acquired for $4,100,000, a first mortgage loan secured by an interest in four class B office buildings, containing 91,100 square feet of office space in Phoenix, Arizona. Upon acquisition of the loan, the borrower made a principal payment of $600,000 and the loan was restructured to reduce the then outstanding principal to $3,500,000 and to provide for a future funding component which allows the borrower to draw up to $400,000 to fund 50% of the tenant improvement and leasing commission costs on new leases. The loan bears interest at 11% and has a scheduled maturity date of October 31, 2011.
Moffett Towers — Sunnyvale California — B Note — On October 29, 2010 the Trust acquired at par a $21,428,000 senior participation in a B note secured by a first mortgage lien on a 951,000 square foot, recently constructed class A office complex located in Sunnyvale, California. The loan bears interest at Libor plus 6.48% (with a Libor floor of 1.5%) and has a scheduled maturity date of January 31, 2012.
Loan Securities
Scripps Center — Costa Mesa, California — Rake Bonds — On July 16, 2010 the Trust acquired from Concord for $1,200,000 two rake bonds with an aggregate face amount of $2,273,000. The rake bonds were subordinate to $17,715,000 of senior debt all of which was collateralized by a 229,000 square foot office complex referred to as the Scripps Center located in Costa Mesa, California. The bonds had an interest at rates ranging from Libor plus 1.39% to Libor plus 1.59%. The bonds matured and were repaid by the borrower at their face value on December 1, 2010.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Metropolitan Tower — New York, New York — Rake Bonds — On December 30, 2010, pursuant to a purchase option the Trust acquired from CDO-1 for $5,250,000 two rake bonds with an aggregate face amount of approximately $8,748,000, a weighted average interest rate of Libor plus 1.30% and have a scheduled maturity date of November 1, 2011. The rake bonds are secured by the 260,000 square feet of office space constituting the office portion of Metropolitan Tower located in New York, New York. On December 30, 2010 in connection with the acquisition of the Metropolitan Tower rake bonds, CDFT borrowed $3,498,000 from the Trust in the form of an unsecured loan. The loan bears interest at 12% and matures on December 30, 2015.
Concord CDO — CDO Bonds — On November 15, 2010 the Trust acquired from a third party for $662,000, tranche E bonds with a face amount of $9,000,000 issued by CDO-1. The bonds bear interest at Libor plus 1.20% and have a scheduled maturity date of December 25, 2046. In February 2011, the Trust sold these bonds to CDFT, a wholly owned subsidiary of CDH CDO and the equity owner of CDO-1, in exchange for a note in the amount of the Trust’s original purchase price plus accrued interest.
Investments in Joint Ventures
Riverside Shopping Center, Riverside, California — On June 28, 2010 the Trust formed a 50%-50% joint venture entity with a third party which acquired at par a 12% $15,600,000 B participation in a performing $70,000,000 first mortgage loan. The first mortgage loan is collateralized by a 405,000 square foot retail center located in Riverside, California and matures on December 1, 2012. The B participation is subordinate to $54,400,000 A participation.
Deer Valley Medical Center, Deer Valley, Arizona — On July 21, 2010, prior to the Deer Valley loan foreclosure, the Trust admitted an unrelated third party as a non-controlling member in the entity which holds the Deer Valley assets, in exchange for a capital contribution of $157,000. Pursuant to the terms of the operating agreement, the Trust receives a priority return on $7,900,000 of the Trust’s invested capital, with the balance of the capital being allocated 96.5% to the Trust and 3.5% to the joint venture partner.
Peter Cooper Village/Stuyvesant Town (“PCVST”) Investment, New York, New York — On August 6, 2010 the Trust and affiliates of Pershing Square Capital Management, L.P. (“Pershing Square”) formed a joint venture, PSW NYC LLC (“PSW NYC”), for which the Trust made an initial capital contribution of $10,125,000. Concurrent with its formation, PSW NYC, which was owned 22.5% by the Trust and 77.5% by Pershing Square, acquired 100% of the $300,000,000 face amount of certain Mezzanine Loans (the “Mezz Loans”) for a purchase price of $45,000,000. The Mezz Loans were indirectly collateralized by PCVST, an 11,227 unit apartment complex in New York City. The Mezz loans represented the senior-most mezzanine loan interests in the property and along with the $3,000,000,000 first mortgage loan secured by the property, were currently in default.
PSW NYC initiated foreclosure on the equity interests in the property’s owner. On September 16, 2010, a lawsuit was initiated by the first mortgage lenders against PSW NYC and on its equity interests, the New York State Supreme Court injoined PSW NYC from foreclosing. PSW NYC appealed the decision to the Appellate Division of the New York Supreme Court. The Appellate Division denied PSW NYC’s request that the first mortgage lender be stayed from foreclosing on the property pending the appeal. On October 27, 2010, PSW NYC and the first mortgage lender agreed to settle the dispute and PSW NYC sold its interest in the Mezz Loans to an affiliate of the first mortgage lender for $45,000,000 and the litigation was voluntarily dismissed.
Financing
River City Mortgage Loan Extension — In March 2010 the Trust obtained a two-year extension of a $9,300,000 mortgage loan on the River City property. The maturity date was extended to April 28, 2012 and the terms of the extension require monthly payments of interest only at a fixed rate of 6% through March 2011, increasing to 6.25% through maturity. The extension was subject to a $200,000 principal payment which was made in March 2010 and requires an additional $200,000 principal payment on March 28, 2011.
KeyBank Mortgage Loan Payable Extension — In April 2010, the Trust exercised its one-year option to extend the loan with KeyBank collateralized by 11 properties (the “KeyBank loan”) through June 2011.
Revolving Line of Credit — In December 2010, the Trust exercised its option to extend the term of the revolving credit line to December 16, 2011.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
5.	Loans Receivable
The following table summarizes the Trust’s loans receivable at December 31, 2010 and 2009 (in thousands):

					Contractual
		Stated	Carrying Amount		Maturity
Description	Location	Interest Rate	2010	2009	Date

Beverly Hilton (1)	Beverly Hills, CA	Libor + 1.74%	$7,899	$5,384	Aug-11
Westwood (1)	Phoeniz, AZ	11.00%	3,500	—	Oct-11
Metropolitan Tower (1)	New York, NY	Libor + 1.51%	10,312	6,638	Nov-11
Moffett Towers (1)	Sunnyvale, CA	Libor + 6.48%	21,752	—	Jan-12
Siete Square	Phoeniz, AZ	10.37% (2)	2,488	5,505	Jun-12
160 Spear	San Francisco, CA	9.75% (3)	6,674	4,281	Jun-12
160 Spear	San Francisco, CA	15.00%	3,029	1,212	Jun-12
Legacy Orchard (1)	Various	15.00%	9,750	—	Oct-14
San Marbeya (1)	Tempe, AZ	5.88%	26,966	—	Jan-15
CDH CDO LLC (1)	n/a	12.00%	3,498	—	Dec-15
Rockwell	Shirley, NY	12.00%	255	—	May-16
500-512 7th Ave	New York, NY	7.19%	9,954	—	Jul-16
180 N. Michigan (1)	Chicago, IL	8.50% (4)	1,862	717	Dec-16
Wellington Tower (1)	New York, NY	6.79%	2,456	2,364	Jul-17

			$110,395	$26,101

(1)
The Trust determined that certain loans receivable are variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.

(2)
The Trust holds a B participation in this loan. Interest on the B participation equals the difference between (i) interest on the entire outstanding loan principal balance ($7,219 at December 31, 2010) at a rate of 9.8375% per annum less (ii) interest payable on the outstanding principal balance of the A participation ($3,000 at December 31, 2010) at a rate of 8.0% per annum. As a result, the effective yield on the Trust’s $2,410 cash investment is 21.0%.

(3)
The Trust holds a B note in this loan. Interest on the B note equals the difference between (i) interest on the entire outstanding loan principal balance ($73,796 at December 31, 2010) at a rate of 6.48215% per annum less (ii) interest payable on the outstanding principal balance of the A note ($35,000 at December 31, 2010) at a rate of 9.75% per annum. As a result, the effective yield on the Trust’s $3,410 cash investment is 40.8%.

(4)	Represents tenant improvement and capital expenditure loans collateralized by a subordinate mortgage or the ownership interests in the owner of the applicable property.
The carrying amount of loans receivable includes accrued interest of $558,000 and $197,000 at December 31, 2010 and December 31, 2009, respectively, and cumulative accretion of $9,803,000 and $1,021,000 at December 31, 2010 and December 31, 2009, respectively. For the years ended December 31, 2010 and 2009, the Trust recorded discount accretion into interest income of $8,782,000 and $1,021,000 respectively. No discount accretion was recognized in 2008. The fair value of the Trust’s loans receivable, exclusive of interest receivables was approximately $114,477,000 at December 31, 2010.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Trust’s interest and dividend income for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Interest and Dividends Detail:
Interest on loan assets	$5,691	$2,421	$1,532
Accretion of loan discount	8,782	1,021	—
Interest and dividends on REIT securities	2,655	3,894	916

Total Interest and Dividends	$17,128	$7,336	$2,448

Three loans, each of which represents more than 10% of interest income, contributed approximately 74% of interest income of the Trust for the year ended December 31, 2010. Two loans, each of which represents more than 10% of interest income, contributed approximately 70% of interest income of the Trust for the year ended December 31, 2009.
Credit Quality of Loans Receivable and Loan Losses
The Trust evaluates impairment on its loan portfolio on an individual basis and has developed a loan grading system for all of its outstanding loans that are collateralized directly or indirectly by real estate. Grading categories include debt yield, debt service coverage ratio, length of loan, property type, loan type, and other more subjective variables that include property or collateral location, market conditions, industry conditions, and sponsor’s financial stability. Management reviews each category and assigns an overall numeric grade for each loan to determine the loan’s risk of loss and to provide a threshold for the determination of whether a specific allowance analysis is necessary. A loan’s grade of credit quality is determined quarterly.
All loans with a positive score do not require a loan loss allowance. Any loan graded with a neutral score or “zero” is subject to further review of the collectability of the interest and principal based on current conditions and qualitative factors to determine if impairment is warranted. Any loan with a negative score is deemed impaired and management then would measure the specific impairment of each loan separately using the fair value of the collateral less costs to sell.
Management estimates impairment by calculating the estimated fair value less costs to sell of the underlying collateral securing the loan based on the present value of expected future cash flows, and comparing the fair value to the loan’s net carrying value. If the fair value is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Trust believes is adequate to absorb losses.
The table below summarizes the Trust’s loans receivable by internal credit rating at December 31, 2010 (in thousands, except for number of loans).

		Carring Value
	Number of	of Loans
Internal Credit Quality	Loans (1)	Receivable

Greater than zero	8	$50,361
Equal to zero	5	56,536
Less than zero	—	—

	13	$106,897

(1)	The Trust holds one unsecured loan at December 31, 2010 not included above that has a carrying amount of $3,498. The Trust anticipates repayment in the first quarter of 2011.
There was no provision for loan loss recorded during the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, the Trust recorded a provision for loan loss of $2,152,000 and $1,179,000 related to loans in the Marc Realty portfolio. In addition, during the year ended December 31, 2009, the Trust wrote off loans totaling $4,597,000 of which $3,331,000 related to the Marc Realty properties and $1,226,000 of which was related to the Vision term loan.
Non Performing Loans
The Trust considers a loan to be non-performing and places loans on non-accrual status at such time as management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. If and when a loan is brought back into compliance with its contractual terms, the Trust will resume accrual of interest.
As of December 31, 2010 and 2009 there were no non-performing loans and no past due payments. For the years ended December 31, 2010, 2009, and 2008 the Trust did not recognize any interest income on impaired loans subsequent to the date of their impairment.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Activity related to loans receivable is as follows (in thousands):

	2010	2009
Balance at January 1	$26,101	$22,876
Purchase and advances	122,301	31,514
Proceeds from sale	(12,876)	—
Interest (received) accrued, net	361	74
Repayments	(15,064)	(11,467)
Provision for loan loss allowance	—	(2,152)
Loan accretion	8,782	1,021
Reclass to investment in real estate	(19,210)	—
Reclass from other assets	—	40
Reclass to equity investments	—	(15,805)

Balance at December 31	$110,395	$26,101

In addition to our initial purchase price of certain loans, we have future funding requirements. At December 31, 2010, we had future funding requirements pursuant to three loans receivable totaling approximately $6,031,000.
6.	Securities Carried at Fair Value
Securities carried at fair value are summarized in the table below (in thousands):

	2010		2009
	Cost	Fair Value	Cost	Fair Value

REIT Debentures	$—	$—	$13,597	$18,794
REIT Preferred shares	15,757	28,547	14,231	23,950
REIT Common shares	3,590	4,485	8,234	9,650

	19,347	33,032	36,062	52,394

Loan securities	7,574	11,981	1,661	1,661

	$26,921	$45,013	$37,723	$54,055

During the years ended December 31, 2010, 2009 and 2008, available for sale securities, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $33,726,000, $39,015,000 and $58,509,000, respectively. The gross realized gains on these sales and payoffs totaled approximately $1,027,000, $5,416,000 and $1,580,000 in 2010, 2009 and 2008, respectively. For purpose of determining gross realized gains, the cost of securities is based on specific identification.
For the years ended December 31, 2010, 2009 and 2008, the Trust recognized net unrealized gains on available for sale securities, securities carried at fair value and loan securities carried at fair value of $10,071,000, $17,862,000, and $24,000 respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.
7.	Preferred Equity Investments — Marc Realty
The Trust recognized earnings from preferred equity investments of $338,000 for the year ended December 31, 2010. The Trust recognized losses from preferred equity investments of $2,108,000 and $1,645,000 for the years ended December 31, 2009 and 2008 which included impairment losses of $4,850,000 and $7,512,000 in 2009 and 2008, respectively. These results reflect the effects of the restructuring of the preferred equity investment with Marc Realty in July 2009. Effective with the third quarter of 2009, 12 of the investments with Marc Realty were deemed to be equity investments for which the Trust began recognizing its pro-rata share of income or loss subsequent to June 30, 2009. Prior to June 30, 2009, the Trust accounted for these 12 investments as preferred equity investments.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	Equity Investments
The Trust’s equity investments consist of the following at December 31, 2010 and December 31, 2009 (in thousands):

		Nominal % Ownership
		at December 31,	December 31,	December 31,
Venture Partner (1)	Equity Investment	2010	2010	2009

Marc Realty (2)	8 South Michigan LLC	50.0%	$7,087	$6,859
Marc Realty (2)	11 East Adams Street LLC	49.0%	3,223	2,963
Marc Realty (2)	29 East Madison Street LLC	50.0%	7,720	7,750
Marc Realty (2)	Michigan 30 LLC	50.0%	12,080	11,881
Marc Realty (2)	Brooks Building LLC	50.0%	7,452	7,346
Marc Realty (2)	High Point Plaza LLC	50.0%	6,275	5,986
Marc Realty (2)	Salt Creek LLC	50.0%	2,344	1,536
Marc Realty (2)	1701 Woodfield LLC	50.0%	4,221	1,582
Marc Realty (2)	River Road LLC	50.0%	4,123	4,075
Marc Realty (2)	3701 Algonquin Road LLC	50.0%	2,931	2,827
Marc Realty (2)	Enterprise Center LLC	50.0%	3,018	3,094
Marc Realty (2)	900 Ridgebrook LLC	50.0%	1,676	1,661
Sealy	Northwest Atlanta Partners LP	60.0%	2,479	3,189
Sealy	Newmarket GP LLC	68.0%	6,647	7,840
Sealy	Airpark Nashville GP	50.0%	2,778	4,618
Lexington (2) (3)	Lex-Win Concord LLC	—	—	—
Inland/Lexington (2) (3)	Concord Debt Holdings LLC	33.3%	—	—
Inland/Lexington (2) (3)	CDH CDO LLC	33.3%	—	—
ROIC	WRT-ROIC Riverside LLC	50.0%	7,883	—
Pershing Square	PSW NYC LLC	22.5%	—	—

			$81,937	$73,207

(1)	The Trust has various venture partners. Further detail is provided for the equity investments under their respective headings below.

(2)	The Trust has determined that all of the equity investments, other than those with Sealy and ROIC are VIEs. The Trust has determined that it is not the primary beneficiary of these investments.

(3)	The Lex-Win entity has been dissolved and the assets previously held through Lex-Win are now separated and held through Concord and CDH CDO.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the activity of the Trust’s equity investments for the years ended December 31, 2010 and 2009 (in thousands):

	Marc		Concord	WRT-		Lex-Win
	Realty	Sealy	Investments (1)	ROIC	PSW NYC	Acquisition	Total

Balance at December 31, 2008	$—	$19,046	$73,061	$—	$—	$95	$92,202
Transfers from preferred equity	41,823	—	—	—	—	—	41,823
Transfer of loans receivable	15,805	—	—	—	—	—	15,805

Other comprehensive income reclassification	—	—	4,695	—	—	—	4,695
Equity in other comprehensive income	—	—	21,479	—	—	—	21,479
Contributions	3,240	—	118	—	—	—	3,358
Distributions	(1,089)	(1,195)	(500)	—	—	—	(2,784)
Non-cash distribution	—	—	(161)	—	—	—	(161)
Return of capital	—	—	(118)	—	—	—	(118)
Equity in loss	(2,219)	(2,204)	(98,574)	—	—	(95)	(103,092)

Balance at December 31, 2009	57,560	15,647	—	—	—	—	73,207
Contributions	6,961	—	—	7,800	10,871	—	25,632
Equity in income (loss)	1,776	(3,010)	—	473	(1,246)	—	(2,007)
Distributions	(4,147)	(733)	—	(390)	—	—	(5,270)
Return of capital	—	—	—	—	(9,625)	—	(9,625)

Balance at December 31, 2010	$62,150	$11,904	$—	$7,883	$—	$—	$81,937

(1)	Includes equity investments in Lex-Win Concord, Concord Debt Holdings LLC and CDH CDO LLC (the Trust’s “Concord Investments”).
Marc Realty
On July 1, 2009, the Trust restructured certain of its existing investments with Marc Realty and, as a result of the restructure, reclassified 12 investments from preferred equity investments to equity investments. In addition, any tenant improvement and capital expenditure loans to these properties were reclassified from loans receivable to equity investments. As a result, effective with the third quarter of 2009, the Trust recognizes its pro-rata share of income or loss on 12 separate equity investments.
The Trust recorded net income of $1,776,000 from the 12 equity investments for the year ended December 31, 2010 and a net loss of $2,219,000, inclusive of a $2,500,000 other-than-temporary impairment loss on one of the equity investments, for the period from July 1, 2009 through December 31, 2009. Additionally, the Trust received cash distributions of $4,147,000 and $1,089,000 from the investments during the years ended December 31, 2010 and 2009.
The Marc Realty properties are encumbered with $86,236,000 of mortgage debt currently with $19,290,000 maturing in 2011, $10,375,000 maturing in 2012 and the remainder in 2013 or later. The Trust is currently negotiating with the lender to extend the total debt maturing in 2011.
The suburban Chicago office properties portion of the Trust’s joint ventures with Marc Realty continue to experience net positive lease up. However, due to continued weakness in the suburban Chicago office market, the Trust performed an impairment assessment of its suburban Chicago joint ventures with Marc Realty and has determined that the fair value of its investments in these ventures each marginally exceed their carrying values. While the ventures continue to aggressively market available space for lease and work with existing tenants for lease renewal, declines in occupancy could cause impairment of certain of the Trust’s ventures that could be material.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The combined summarized balance sheets of the Trust’s Marc Realty venture investments are as follows (in thousands):

	December 31,	December 31,
	2010	2009

ASSETS
Real estate, net	$171,961	$174,310
Cash and cash equivalents	1,633	1,100
Receivables and other assets	27,194	25,287

Total Assets	$200,788	$200,697

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage and notes payable	$86,236	$94,969
Other liabilities	12,557	12,722
Members’ Capital	101,995	93,006

Total Liabilities and Members’ Capital	$200,788	$200,697

Trust’s share of equity	$51,376	$46,497
Basis differentials (1)	13,274	13,563
Other-than-temporary impairment	(2,500)	(2,500)

Carrying value of the Trust’s investments in the equity investments	$62,150	$57,560

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

The combined summarized statements of operations of the Trust’s Marc Realty venture investments are as follows (in thousands):

		For the Period
	For the Year Ended	July 1 to
	December 31, 2010	December 31, 2009

Total revenue	$40,088	$20,179

Expenses
Operating	18,522	9,279
Interest	4,685	2,284
Real estate taxes	4,880	2,847
Depreciation and amortization	9,820	4,740
Other expense	306	175

Total expenses	38,213	19,325

Other income
Gain from extinguishment of debt	2,207	—
Other Income	59	—

Total Other Income	2,266	—

Net income	$4,141	$854

Trust’s share of net income	$2,065	$425
Amortization of basis differential	(289)	(144)
Other-than-temporary impairment	—	(2,500)

Income from equity investments	$1,776	$(2,219)

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sealy Northwest Atlanta
On December 12, 2006, the Trust acquired, through a venture with Sealy, a 60% non-controlling ownership interest in 12 flex properties in Atlanta, Georgia containing an aggregate of 472,000 square feet of space for approximately $35,845,000. The Trust invested approximately $5,470,000 and the general partner, an affiliate of Sealy, invested approximately $3,647,000 for their 40% interest in the venture. The venture obtained a first mortgage loan of $28,750,000 bearing interest at 5.7% and maturing in January 2012. The Trust accounts for this investment on the equity basis and recorded equity in loss of approximately $710,000, $457,000 and $409,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Trust received no distributions in 2010 and received distributions of $135,000 in the year ended December 31, 2009.
In October 2010, the venture elected to stop making debt service payments and the loan has been placed into special servicing. The venture is attempting to negotiate with the special servicer a restructuring of the debt which may include a discounted payoff.
In addition, the venture continues to aggressively market available space at the property for lease. Given the current circumstances, the Trust performed an impairment analysis with respect to its investment in this venture using assumptions it believes reflect those that would be used by a market participant. The Trust has determined that the fair value of its investment exceeds its carrying value and is not impaired at December 31, 2010. However, given that leasing efforts and negotiation for the restructuring or discounted repayment of the debt are ongoing, the ultimate outcome is uncertain and could cause impairment of the Trust’s investment that could be material.
Sealy Airpark Nashville
On April 17, 2007, the Trust acquired, through a venture with Sealy, a 50% non-controlling ownership interest in 13 light distribution and service center properties in Nashville, Tennessee. The purchase price of $87,200,000 was financed through approximately $65,383,000 of proceeds, net of escrows and closing costs; from a $74,000,000 5.77% first mortgage loan maturing in May 2012 and a $3,600,000 bridge loan from Sealy. Both Sealy and the Trust contributed $9,308,000 for a 50% ownership in the venture. The Trust accounts for this investment on the equity basis and recorded equity in loss of approximately $1,107,000, $1,056,000 and $1,023,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Trust received distributions of $733,000 and $836,000 in the years ended December 31, 2010 and 2009, respectively.
Sealy Newmarket
On August 20, 2008, the Trust acquired, through a venture with Sealy, a 68% non-controlling ownership interest in a six building office-flex campus containing approximately 470,000 square feet in Atlanta, Georgia. The purchase price for the property was $47,000,000 including assumed debt. The venture assumed an existing $37,000,000, 6.12% first mortgage loan encumbering the property, maturing in November 2016. The Trust contributed approximately $9,006,000 for its ownership in the venture. The Trust accounts for this investment on the equity basis and recorded equity in loss of approximately $1,193,000, $691,000 and $250,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Trust received no distributions in 2010 and received distributions of $224,000 in the year ended December 31, 2009.
In November 2010, the venture elected to stop making debt service payments and the loan has been placed into special servicing. The venture is attempting to negotiate with the special servicer a restructuring of the debt. In addition, the venture continues to aggressively market available space at the property for lease. Given the current circumstances, the Trust performed an impairment analysis with respect to its investment in this venture using assumptions it believes reflect those that would be used by a market participant. The Trust has determined that the fair value of its investment exceeds its carrying value and is not impaired at December 31, 2010. However, given that leasing efforts and negotiation for the restructuring or discounted repayment of the debt are ongoing, the ultimate outcome is uncertain and could cause impairment of the Trust’s investment that could be material.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The combined summarized balance sheets of the Sealy venture equity investments are as follows (in thousands):

	December 31, 2010	December 31, 2009

ASSETS
Real estate, net	$149,207	$153,565
Cash and cash equivalents	960	971
Receivables and other assets	12,902	14,658

Total Assets	$163,069	$169,194

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage and notes payable	$139,750	$139,750
Other liabilities	3,868	3,373
Members’ Capital	19,451	26,071

Total Liabilities and Members’ Capital	$163,069	$169,194

Carrying value of the Trust’s investments in the equity investments	$11,904	$15,647

The combined summarized statements of operations of the Sealy venture equity investments are as follows (in thousands):

	For the Years Ended	For the Years Ended	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Total revenue	$16,253	$17,246	$15,568

Expenses
Operating	4,439	3,765	3,550
Real estate taxes	1,750	1,758	1,601
Interest	8,442	8,345	6,851
Depreciation and amortization	6,691	7,110	6,546
Other expenses	82	157	115

Total expenses	21,404	21,135	18,663

Net loss	$(5,151)	$(3,889)	$(3,095)

Trust’s share of net loss	$(3,010)	$(2,204)	$(1,682)

WRT-ROIC Riverside
On June 28, 2010 the Trust entered into a 50%-50% joint venture which purchased the Riverside Plaza loan. At December 31, 2010, this loan was performing according to its terms.
Peter Cooper Village/Stuyvesant Town
On August 6, 2010, the Trust entered into a joint venture, with affiliates of Pershing Square, PSW NYC. (See discussion in Note 4). During the year ended December 31, 2010, the Trust made aggregate capital contributions of $10,871,000, received a return of capital distribution of $9,625,000 and recorded a loss of $1,246,000.
Lex-Win Concord LLC (“Lex-Win”) and Concord Reorganization
On August 26, 2010 the Trust finalized a settlement agreement which triggered simultaneous transactions that changed the organizational structure, economics, and governance of the Trust’s equity investment in Lex-Win and Lex-Win’s wholly owned subsidiary Concord. The settlement agreement was implemented to resolve a legal action against Concord filed in May 2009 by a wholly-owned subsidiary of Inland American Real Estate Trust, Inc. (“Inland”), a member in Concord.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
There was no financial statement impact to the Trust as a result of the reorganization since the investment has been written down to zero as of June 30, 2009, when the Trust recognized an impairment loss of $31,670,000. The Trust has made no additional contributions and it has not recognized any additional income or loss as a result of the reorganization. In addition, Concord remains in violation of certain debt covenants to its lenders at December 31, 2010. Concord’s debt is non-recourse to the Trust and Concord’s lenders’ sole recourse with respect to defaults is limited to the value of Concord’s assets.
The December 31, 2009 balance sheet represents the consolidated balance sheet for Lex-Win.
The summarized combined balance sheets are as follows (in thousands):

December 31, 2009
ASSETS
Cash and restricted cash	$26,116
Real estate debt investments, net of loss allowance	447,270
Real estate debt investments held for sale	66,311
Available for sale securities, net	83,977
Other assets	10,834

Total assets	$634,508

LIABILITIES AND MEMBERS’ CAPITAL
Repurchase agreements	$135,064
Revolving credit facility	58,850
Note payable to related party	—
Collateralized debt obligations	347,525
Collateral support obligation	9,757
Sub-participation obligation	4,500
Accounts payable and other liabilities	14,198
Non-controlling redeemable preferred interest	5,720
Members’ capital	113,928
Accumulated other comprehensive loss	(55,148)
Non-controlling interest	114

Total Liabilities and Members’ Capital	$634,508

Trust’s share of equity	$29,390
Basis differential (1)	(29,390)

Carrying value of the Trust’s investment	$—

(1)
At December 31, 2009, this amount represents other-than-temporary impairments recognized by the Trust of $68,213 adjusted for suspended losses of $11,249 and accumulated other comprehensive losses of $27,574.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Results of operations for the years ended December 31, 2009 and 2008 represent consolidated results for Lex-Win.
Results of operations are summarized below (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Condensed Consolidated Statement of Operations

Interest and other income	$38,948	$71,307
Interest expense	(17,335)	(36,410)
Impairment loss on available for sale securities, net	(16,302)	(73,832)
Provision for loss allowance on real estate debt investments	(80,620)	(31,053)
Impairment loss on real estate debt investments held for sale	(101,027)	—
Net realized loss on sale of investments	(32,246)	—
Interest income on bank deposits	7	426
Gain on extinguishment of debt	—	15,603
Collateral support expense	(9,757)	—
General and administrative	(5,712)	(4,824)
Loss from discontinued operations	(959)	—

Consolidated net loss	(225,003)	(58,783)

Loss (income) attributable to non-controlling redeemable preferred interest	68,709	(1,619)
Income attributable to non-controlling interest	(12)	(12)

Net loss attributable to Lex-Win	$(156,306)	$(60,414)

Trust’s share of net loss	(78,153)	(30,207)
Suspended loss	11,249	—
Other-than-temporary impairment	(31,670)	(36,543)

Loss from equity investment	$(98,574)	$(66,750)

The Trust has determined that as of December 31, 2009 and 2008 Lex-Win Concord met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. The separate financial statements of Lex-Win Concord required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.1 to the Trust’s Annual Report on Form 10-K.
The Trust has suspended losses of $54,663,000 to offset against future equity income from Concord at December 31, 2010.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.	Debt
Mortgage Loans Payable
The Trust had outstanding mortgage loans payable of $230,443,000 and $216,767,000 at December 31, 2010 and 2009, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.
The Trust’s mortgage loans payable at December 31, 2010 and 2009 are summarized as follows (in thousands):

				Balance at	Balance at
Location of		Spread Over	Interest Rate at	December 31,	December 31,
Collateral	Maturity	LIBOR/Prime	December 31, 2010	2010	2009

Andover, MA	Mar 2011	—	6.60%	$6,135	$6,266
S. Burlington, VT	Mar 2011	—	6.60%	2,629	2,686
Various (1)	Jun 2011	LIBOR+1.75%	(2)	19,002	23,761
Meriden, CT	Feb 2012		5.83%	23,875	—
Chicago, IL	Apr 2012	—	6.00%	9,100	9,300
Amherst, NY	Oct 2013	—	5.65%	16,116	16,526
Indianapolis, IN	Apr 2015	—	5.82%	4,245	4,317
Chicago, IL	Mar 2016	—	5.75%	20,828	21,118
Houston, TX	Apr 2016	—	6.34%	60,351	63,869
Lisle, IL	Jun 2016	—	6.26%	23,905	24,176
Lisle, IL	Mar 2017	—	5.55%	5,600	5,600
Orlando, FL	Jul 2017	—	6.40%	38,657	39,148

				$230,443	$216,767

(1)	The KeyBank loan is collateralized by 11 properties.

(2)
Effective June 30, 2010, the Trust entered into an interest rate swap agreement in the notional amount of $20,000,000, effectively converting the floating interest rate to a fixed rate of 2.675% through June 30, 2011.

The following table summarizes future principal repayments as of December 31, 2010 (in thousands):

Year	Amount
2011	$33,547
2012	38,940
2013	21,534
2014	6,922
2015	11,400
Thereafter	118,100

$230,443

The fair value of the Trust’s mortgage loans payable, loans payable and revolving line of credit are less than their current carrying value by $22,042,000 and $25,704,000 at December 31, 2010 and 2009 respectively.
See Note 23, Subsequent Events for discussion on refinancings.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The outstanding balance under the facility was $25,450,000 at December 31, 2010. At December 31, 2009, there were no amounts outstanding under the facility. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $56,000 and $83,000 for the years ended December 31, 2010 and 2009 respectively.
The Trust is in compliance of its financial covenants under its revolving line of credit as of December 31, 2010. See Note 23, Subsequent Events for information on the modification to the revolving line of credit.
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
The effective portion of changes in fair value of the interest rate swap designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2010 and 2009, the interest rate swap was used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses and documents, both at the hedging instruments inception and on an ongoing basis, whether the derivative instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. The Trust has recorded changes in fair value related to the effective portion of its interest rate swap contracts designated and qualifying as cash flow hedges totaling $22,000 and $681,000 of other comprehensive loss for the years ended December 31, 2010 and 2009, respectively, as a component of comprehensive income.
In connection with the KeyBank Loan extension, the Trust was required to provide interest rate protection through the maturity of the extension (June 30, 2011). The Trust obtained an interest rate swap with a $20,000,000 notional amount that will effectively convert the interest on the KeyBank Loan from a floating rate of Libor plus 1.75% to a fixed rate of 2.675%.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents information about the Trust’s interest rate swap at December 31, 2010 (dollars in thousands):

Change in Swap
					Estimated Fair	Unrealized Gain	Valuations
					Value of Swap	on Settled Swap	Included in Other
		Notional		Cost	in Other	in Other	Comprehensive Income
	Swap	Amount		of	Comprehensive	Comprehensive	For the Year Ended
Maturity	Rate	of Hedge		Hedge	Income	Income	December 31, 2010
June 2011	0.925%	$20,000	(1)	$—	$(63)	$—	$(63)
June 2010	1.05%	23,000		—	—	—	85
The table below presents information about the Trust’s interest rate swap at December 31, 2009 (dollars in thousands):

Change in Swap
					Estimated Fair	Unrealized Gain	Valuations
					Value of Swap	on Settled Swap	Included in Other
		Notional		Cost	in Other	in Other	Comprehensive Income
	Swap	Amount		of	Comprehensive	Comprehensive	For the Year Ended
Maturity	Rate	of Hedge		Hedge	Income	Income	December 31, 2009
December 2009	4.05%	$26,000	(1)	$—	$—	$—	$627
June 2010	1.05%	23,000	(1)	—	(85)	—	(85)

(1)	Represents swap agreements related to the KeyBank Loan.
12.	Preferred Shares
Series B-1 Preferred Shares
In February 2005 and June 2005 the Trust sold an aggregate of 4,000,000 shares of its Series B-1 Preferred Shares for $100,000,000, resulting in proceeds of approximately $94,164,000, net of costs of $5,836,000 for underwriting, placement agent and legal fees. The Series B-1 Preferred Shares have a liquidation value of $25 per share, pay cumulative dividends at a minimum rate of 6.5% and are convertible into Common Shares at a conversion price of $22.50, subject to anti-dilution adjustments. The Trust may convert all of the Series B-1 Preferred Shares if the closing price for the Common Shares for any 20 consecutive trading days within the 25-day period commencing on the date of mailing of the conversion notice exceeds 125% of the then conversion price. The Series B-1 Preferred Shares have a mandatory redemption feature requiring the Trust to redeem any remaining Series B-1 Preferred Shares outstanding on February 12, 2012.
The Trust has classified the Series B-1 Preferred Shares as liabilities pursuant to accounting guidance applicable at the time of issuance. Upon the conversion of the Series B-1 Preferred Shares to Common Shares, the shares converted will be classified as equity.
During 2008, at the request of holders of Series B-1 Preferred Shares, 493,552 Series B-1 Preferred Shares were converted into 548,389 Common Shares. There were no requests to convert Series B-1 Preferred Shares to Common Shares during the years ended December 31, 2009 and 2010. Through December 31, 2010, a total of 562,895 Series B-1 Preferred Shares have been converted into 625,436 Common Shares. Conversions are treated as equity transactions and any fees incurred in connection with a conversion are recorded as a reduction to paid-in-capital.
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
During 2009 the Trust acquired an additional 1,017,105 Series B-1 Preferred Shares at a discount of 25.0% from their liquidation value of $25 per share. As a result, the Trust recorded a gain from the early extinguishment of debt of approximately $5,681,000 in 2009. At December 31, 2010 and 2009 there were 852,000 Series B-1 Preferred Shares outstanding with a liquidation value of $21,300,000.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Series C Preferred Shares
In November 2009 the Trust permitted holders of its Series B-1 Preferred Shares to convert any or all of their Series B-1 Shares into an equivalent number of its newly issued Series C Preferred Shares. The Trust has issued 544,000 Series C Preferred Shares and 544,000 Series B-1 Preferred Shares have been retired. Following the consummation of the foregoing, at December 31, 2009 the Trust had 852,000 Series B-1 Preferred Shares and 544,000 Series C Preferred Shares outstanding.
The Series C Preferred Shares contain a liquidation preference, senior to the Common Shares but subordinate to the Series B-1 Preferred Shares, of $25 per share, pay cumulative dividends at a minimum rate of 6.5% and each Series C Preferred Share is presently convertible into approximately 1.786 common shares at any time at the option of the holder. In addition, the Series C Preferred Shares contain a mandatory redemption feature requiring the Trust to redeem any remaining Series C Preferred Shares outstanding on February 12, 2012. Since the Trust will be required to redeem the Series C Preferred Shares only if they are not converted by holders prior to the redemption date, the Trust has recorded the Series C Preferred Shares at fair value in mezzanine equity on the Consolidated Balance Sheet. Additionally, the conversion of the Series B-1 Preferred Shares to Series C Preferred Shares was treated as extinguishment of debt and the Trust recognized the difference between the book value of the converted Series B-1 Preferred Shares and the fair value of the Series C Shares as a $1,165,000 gain in the year ended December 31, 2009.
In March 2010 an investor converted 400,000 Series C Preferred Shares into 714,400 Common Shares resulting in a decrease in the outstanding Series C Preferred Shares to 144,000 at December 31, 2010 with a liquidation value of $3,600,000. The conversion of the Series C Preferred Shares results in a transfer to common equity. There was no gain or loss recognized from the conversion.
13.	Common Shares
During 2008, the Trust acquired 70,000 of its Common Shares at an average price of $13.30 per share, aggregating approximately $930,000. These shares were retired at December 31, 2008. No additional Common Shares were repurchased during 2009 or 2010.
The following table sets forth information relating to sales of Common Shares during the years ended December 31, 2008, 2009 and 2010:

Date of Issuance	Number of Shares Issued	Price per Share		Type of Offering

January 15, 2008	64,308	$25.35		DRIP (1)
April 15, 2008	41,026	$20.65		DRIP
May 15, 2008	1,768,987	$21.35		Rights Offering (2)
July 15, 2008	58,354	$16.10		DRIP
October 15, 2008	85,950	$11.52		DRIP
January 15, 2009	61,292	$10.85		DRIP
April 15, 2009	7,462	$8.27		DRIP
July 15, 2009	37,982	$8.72		DRIP
October 15, 2009	63,471	$8.96		DRIP
November 27, 2009	4,450,781	$9.05		Rights Offering (3)
January 15, 2010	47,385	$12.73		DRIP
April 15, 2010	44,181	$13.75		DRIP
July 15, 2010	50,439	$12.15		DRIP
September 27, 2010	5,750,000	$12.25	(4)	Public Offering
October 15, 2010	48,398	$12.53		DRIP

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Trust’s Dividend Reinvestment and Stock Purchase Plan.

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

(4)	Before underwriting discount
14.	Common Share Options
In May 2007 the Trust’s shareholders approved the Winthrop Realty Trust 2007 Long Term Incentive Plan (the “2007 Plan”) pursuant to which the Trust can issue options to acquire Common Shares and restricted share awards to its Trustees, directors and consultants. There are 100,000 Common Shares reserved for issuance under the 2007 Plan and as of December 31, 2010, no stock options or restricted stock awards have been issued.
In December 2003 the Board of Trustees granted 20,000 options under a Long Term Incentive Performance Plan to a Trustee who was Interim Chief Executive Officer and Interim Chief Financial Officer. The options have an exercise price of $11.15 and expire on December 16, 2013, no options have been exercised. There were no other options granted, cancelled or expired and in March 2005 the plan terminated.
15.	Discontinued Operations
In October 2009 a tenant of the Trust’s retail net leased properties, The Kroger Company (“Kroger”), notified the Trust of its intention not to exercise its lease renewal options on six buildings containing approximately 281,000 square feet of retail space. Concurrently, Kroger also notified the Trust that it would be exercising its option to purchase one of these six properties, the Athens, Georgia property, resulting in the Trust classifying that property in discontinued operations effective with the fourth quarter of 2009. Upon receipt of the notice, management actively marketed the remaining locations for lease or sale.
The Lafayette, Louisiana and Sherman, Texas locations have been classified as discontinued operations as of September 30, 2010. During the quarter ended September 30, 2010, management determined that the potential market rents are not sufficient to cover prospective ground lease payments plus the costs to convert these properties to multi-tenant facilities. Therefore the Trust has decided to permit the ownership of the Sherman, Texas property to revert back to the land owner as of November 1, 2010. The Trust has elected not to make ground rent payments on the Lafayette, Louisiana property and anticipates that the ground owner will exercise its remedies and take title to the property. The Trust recorded a $704,000 impairment charge related to these investments which is included in discontinued operations for the year ended December 31, 2010.
The Knoxville, Tennessee location has also been classified as discontinued operations as of September 30, 2010. During the quarter ended September 30, 2010, management determined that after having exercised its purchase option under its ground lease and acquiring the land in October 2010 the best course of action is to pursue a sale of the real estate. As a result, the Trust recorded a $626,000 impairment charge which is included in discontinued operations for the year ended December 31, 2010. On February 24, 2011 the Trust entered into an agreement to sell this property subject to the buyer’s due diligence.
With respect to Kroger’s purchase of the Athens, Georgia property, in accordance with a three party agreement between the Trust, Kroger and the land owner, an appraisal process was conducted to determine the fair market value of the property. As a result of the finalization of the appraisal process, the Trust recorded an impairment charge of $1,390,000 during the year ended December 31, 2010.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In August 2009 the First District Court of Wyandotte County, Kansas, appointed a receiver to operate and manage the Trust’s apartment complex in Kansas City, Kansas commonly referred to as Creekwood Apartments. In October 2009 a notice of foreclosure was issued on behalf of the first mortgage holder. The property was foreclosed in December 2009.
Results for discontinued operations for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008

Revenues	$900	$2,517	$3,853
Operating expenses	(80)	(705)	(762)
Depreciation and amortization	(103)	(480)	(412)
Impairment Loss	(2,720)	—	—
Interest Expense	—	(467)	(472)

Income (loss) from discontinued operations	$(2,003)	$865	$2,207

16.	Federal and State Income Taxes
The Trust has made no provision for regular current or deferred federal income taxes and no deferred state income taxes have been provided for on the basis that the Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum distribution requirements. As of December 31, 2010, the Trust has net operating loss carryforwards of approximately $24,040,000 which will expire from 2021 through 2023. The Trust does not expect to utilize any net operating loss carryforwards to offset 2010 taxable income. As a result of the February 28, 2005 issuance of the Series B-1 Preferred Shares, the Trust’s net operating loss carryforwards are subject to annual limitations pursuant to Section 382 of the Code. The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes.
The Trust’s capital loss carryforwards of $60,732,000 which are not available in certain states and localities where the Trust has an obligation to pay income taxes. In addition, certain states and localities disallow state income taxes as a deduction and exclude interest income from United States obligations when calculating taxable income. Federal and state tax calculations can differ due to differing recognition of net operating losses. Accordingly, the Trust has recorded, $134,000, $157,000 and $329,000 in state and local taxes for the years ended December 31, 2010, 2009 and 2008, respectively.
The 2010, 2009 and 2008 cash dividends per Series B-1 Preferred Share for an individual shareholder’s income tax purposes were as follows:

		Capital Gains	Nontaxable	Total Dividends
	Ordinary Dividends	15% Rate	Distribution	Paid

2010	$2.03	$—	$—	$2.03
2009	1.22	—	—	1.22
2008	1.38	0.25	—	1.63

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2010 and 2009 cash dividends per Series C Preferred Share for an individual shareholder’s income tax purposes were as follows:

		Capital Gains	Nontaxable	Total Dividends
	Ordinary Dividends	15% Rate	Distribution	Paid

2010	$2.03	$—	$—	$2.03
2009	—	—	—	—
The 2010, 2009 and 2008 cash dividends per Common Share for an individual shareholder’s income tax purposes were as follows:

		Capital Gains	Nontaxable	Total Dividends
	Ordinary Dividends	15% Rate	Distribution	Paid

2010	$0.65	$—	$—	$0.65
2009	0.65	—	0.10	0.75
2008	0.48	0.09	—	0.57
The following table reconciles GAAP net income attributable to the Trust to taxable income (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Net income(loss) attributable to Winthrop Realty Trust	$16,477	$(84,347)	$(68,176)

Book/Tax differences from depreciation and amortization expense	189	1,512	1,869
Book/Tax differences of accretion of discount	(8,782)	(1,021)	—
Book/Tax differences of unrealized gains	(10,080)	(18,530)	1,155
Book/Tax differences on gains/losses from capital transactions	1,655	1,532	(549)
Book/Tax differences on Preferred Shares	1,563	(4,386)	(90)
Book/Tax differences for impairment losses	2,720	19,105	9,817
Book/Tax differences on investments in unconsolidated joint ventures	15,667	95,831	86,719
Other book/tax differences, net	(134)	607	179
Book/Tax differences on dividend income	93	1,642	3,120

Taxable income	$19,368	$11,945	$34,044

17.	Commitments and Contingencies
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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concord CDO-1 Litigation
In January 2010, CDFT submitted for cancellation certain bonds issued by CDO-1 and held by CDFT. The trustee for CDO-1 refused to cancel such bonds and CDO-1 brought an action in the Delaware Court of Chancery seeking declaratory relief that such bonds should be cancelled and no longer remain outstanding. Pending the court’s decision, the trustee escrowed all payments on account of the bonds and distributions payable to CDFT from CDO-1’s assets. In addition, the trustee also escrowed any principal payments that could otherwise have been used for reinvestment by CDO-1 for additional or replacement assets. In May 2010 the Delaware Court of Chancery issued a ruling that the bonds submitted for cancellation should be deemed no longer outstanding effective January 2010. The trustee appealed the ruling and on March 4, 2011, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s ruling that the bonds submitted for cancellation should be deemed no longer outstanding effective January 2010. As a result, it is expected that the trustee will release the funds held in escrow thereby enabling CDO-1 to make all current and past due payments on its remaining bonds as well as to pay distributions to CDFT, which distributions will be used by CDFT to repay the loan of $3,498,000 made by the Trust on December 30, 2010 and the purchase price owed by CDFT to the Trust on account of its purchase of CDO-1 bonds originally purchased by the Trust and which CDFT had an option to acquire.
Tenant Matters
The lease term with respect to the Trust’s property located in Churchill, Pennsylvania expired on December 31, 2010. CBS Corporation (“CBS”), the lessee of the property, elected not to renew the lease and, in anticipation of this lease termination and surrender of the property, a review of the condition of the property was performed by the Trust. In the Trust’s view, the property is in need of substantial repairs and refurbishing in order for the tenant to comply with the surrender conditions. The Trust advised CBS of these issues and no resolution was reached with CBS after numerous discussions. Accordingly, in May 2010 the Trust brought an action in Pennsylvania State Court, Alleghany County against CBS seeking damages for, among other things, CBS’ failure to restore the property to the condition necessary to comply with its surrender obligations. The case is currently in the discovery phase.
18.	Related-Party Transactions
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
The following table sets forth the fees and reimbursements paid by the Trust for the years ended December 31, 2010, 2009 and 2008 to FUR Advisors and Winthrop Management (in thousands):

	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Base Asset Management Fee	$5,225	$3,233	$5,616
WRP Sub-Management LLC Credit	(129)	(255)	(1,763)
Property Management Fee	248	262	264
Construction Management Fee	24	38	23

	$5,368	$3,278	$4,140

Base Asset Management Fee
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

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective January 1, 2010, the Advisory Agreement was amended so that the determination of the issuance price of Common Shares reverted back to the pre 2009 definition such that the fee is to be calculated on the actual issuance price of Common Shares instead of a fixed price for Common Shares issued prior to January 1, 2009. This change will result in an increase without giving effect to any additional shares issuances, to the annual advisory fee payable to FUR Advisors of approximately $2,100,000 over what would have been paid without the amendment, which increase was phased in with 54% of the increase being paid during 2010. The full impact of the increase will be recognized in 2011.
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
Winthrop Management
Winthrop Management, an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust pursuant to the terms of individual property management agreement.
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
WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors provides accounting, collateral management and loan brokerage services to CDO-1 and its subsidiaries. WRP Sub-Management received reimbursement of direct and indirect expenses totaling $716,000, $1,108,000 and $1,402,000 for the years ended December 31, 2010, 2009 and 2008, respectively, in accordance with the terms of the agreement. Of these amounts, $259,000, $511,000 and $526,000 were paid to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord and CDO-1 (the “Affiliate Amount”). Because the Trust pays an advisory fee to FUR Advisors whereas Lexington does not, the advisory fee payable to FUR Advisors by the Trust is reduced by 50% of the Affiliate Amount to ensure equal treatment of the Trust and Lexington with respect to the reimbursements paid by Concord. For the years ended December 31, 2010, 2009 and 2008, the Trust received and utilized a credit of $129,000, $255,000 and $263,000, respectively, against the base management fee.
Other Transactions
On November 15, 2010, the Trust acquired for $662,000 tranche E bonds of CDH CDO with a face amount of $9,000,000. The bonds bear interest at Libor plus 1.2% and have a scheduled maturity of December 20, 2015. In February 2011, the trust sold these bonds to CDFT in exchange for a note in the amount of the Trust’s original purchase price plus accrued interest. The note bears interest at the same rate as the bonds.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 30, 2010 in connection with the acquisition of the Metropolitan Tower rake bonds, pursuant to the terms of the CDH CDO operating agreement, CDH CDO borrowed $3,498,000 from the Trust. The loan bears interest at 12% and has a scheduled maturity date of December 30, 2015.
See Note 4 for additional activity between the Trust and Concord.
19.	Future Minimum Lease Payments
Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

Year	Amount
2011	$31,240
2012	30,818
2013	29,476
2014	25,992
2015	22,324
Thereafter	55,783

$195,633

Three tenants, each of which represents more than 10% of revenues, contributed approximately 44%, 41% and 39% of the base rental revenues of the Trust for the years ended December 31, 2010, 2009 and 2008, respectively, and represent approximately 43%, 24% and 24%, respectively, of the total rentable square footage of the operating property portfolio. The lease at the Churchill, Pennsylvania property which accounted for approximately 23% of the total rentable square footage of the operating property portfolio expired December 31, 2010. The Jacksonville, Florida property has one tenant that occupies approximately 94% of the rentable area effective February 2010.
20.	Reportable Segments
The Financial Accounting Standards Board (“FASB”) guidance on segment reporting establishes standards for the way that public business enterprises report information about reportable segments in financial statements and requires that those enterprises report selected financial information about reportable segments in financial reports issued to shareholders.
Based on the Trust’s method of internal reporting, management determined that is has three reportable segments: (i) the ownership of operating properties; (ii) the origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property — collectively, loan assets; and (iii) the ownership of equity and debt securities in other REITs — REIT securities. The accounting policies of the segments are identical to those described in Note 2.
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
One tenant provided revenues of $7,861,000, $7,860,000 and $7,860,000 for the years ended December 31, 2010, 2009 and 2008, respectively. This tenant accounted for 14.2%, 16.4% and 17.6% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. These revenues are reported in the operating properties business segment.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Trust’s assets by business segment and capital expenditures incurred for the Trust’s operating properties for the years ended December 31, 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009

Assets
Operating properties	$373,142	$313,682
Loan assets	134,269	31,774
REIT securities	33,032	52,597
Corporate
Cash and cash equivalents	45,257	66,493
Restricted cash	8,593	9,505
Accounts receivable and prepaids	12,402	14,559
Deferred financing costs	1,158	1,495
Discontinued operations	2,275	3,087

Total Assets	$610,128	$493,192

Capital Expenditures
Operating Properties	$6,121	$2,548

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Operating Properties
Rents and reimbursements	$38,239	$40,021	$41,504
Operating expenses	(8,674)	(7,042)	(6,767)
Real estate taxes	(2,542)	(2,542)	(2,428)
Impairment loss on investments in real estate	—	(10,000)	(2,100)
Equity in income of Marc Realty investments	1,776	281	—
Impairment loss on Marc Realty equity investment	—	(2,500)	—
Equity in loss of Sealy Northwest Atlanta	(710)	(457)	(409)
Equity in loss of Sealy Airpark Nashville	(1,107)	(1,056)	(1,023)
Equity in loss of Sealy Newmarket	(1,193)	(691)	(250)

Net operating income	25,789	16,014	28,527
Depreciation and amortization expense	(10,008)	(10,585)	(11,572)
Interest expense	(13,193)	(13,774)	(14,289)

Operating properties net income (loss)	2,588	(8,345)	2,666

Loan Assets
Interest income	14,473	3,442	1,532
Equity in earnings of preferred equity investment in Marc Realty	338	78	5,868
Impairment loss on preferred equity investments	—	(2,186)	(7,513)
Equity in loss of Lex-Win Concord	—	(66,904)	(30,207)
Impairment loss on investment in Lex-Win Concord	—	(31,670)	(36,543)
Equity in earnings of WRT-ROIC	473	—	—
Equity in loss of PSW NYC	(1,246)	—	—
Gain on loan securities carried at fair value	469	—	—
Gain on sale of mortgage backed securities	—	—	454
Gain on sale of other assets	—	—	24
Unrealized gain on loan securities carried at fair value	5,011	—	—
Impairment loss on available for sale loan	—	(203)	—
Provision for loss on loans receivable	—	(2,152)	(1,179)

Net operating income (loss)	19,518	(99,595)	(67,564)
General and administrative expense	(300)	(235)	—
Interest expense	—	—	(206)

Loan assets net income (loss)	19,218	(99,830)	(67,770)

REIT Securities
Dividends	2,655	3,894	916
Gain on sale of available for sale securities	—	—	1,580
Gain on sale of securities carried at fair value	558	5,416	—
Impairment loss on available for sale securities	—	—	(207)
Unrealized gain on securities carried at fair value	5,060	17,862	24
Equity in loss of Lex-Win Acquisition, LLC	—	(95)	(878)

Net operating income	8,273	27,077	1,435
Interest expense	—	(75)	(89)

REIT securities net income	8,273	27,002	1,346

Net Income (Loss)	30,079	(81,173)	(63,758)

Reconciliations to GAAP Net Income (Loss):
Corporate Income (Expense)
Interest income	139	172	1,670
General and administrative	(8,534)	(7,068)	(6,887)
Interest expense	(2,182)	(2,815)	(7,379)
Gain on extinguishment of debt	—	6,846	6,284
State and local taxes	(134)	(157)	(329)
Other	—	—	499

Income (loss) from continuing operations before non-controlling interest	19,368	(84,195)	(69,900)
Non-controlling interest	(888)	(1,017)	(483)

Income (loss) from continuing operations attributable to Winthrop Realty Trust	18,480	(85,212)	(70,383)
Income (loss) from discontinued operations attributable to Winthrop Realty Trust	(2,003)	865	2,207

Net Income (Loss) Attributable to Winthrop Realty Trust	$16,477	$(84,347)	$(68,176)

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.	Variable Interest Entities
Consolidated Variable Interest Entities
Andover Operating Property — The lease agreement executed in January 2010 on the Andover, Massachusetts property gives the tenant an option to purchase the building for a fixed price of $10,500,000. The option is exercisable at the tenant’s discretion at any point during the lease term. As a result of the fixed price purchase option contained in this lease agreement, the Trust has determined that its Andover, Massachusetts property is a VIE for which the Trust is the primary beneficiary since it has the power to direct activities that most significantly impact the economics of the property.
The carrying amounts of the Trust’s Andover property include land of $1,200,000, building of $6,248,000, lease intangibles of $1,521,000 and mortgage debt of $6,135,000. Prior to the execution of the lease agreement, the Andover property was not considered a VIE but it has been consolidated since its acquisition.
Deer Valley Medical Center Operating Property — The Trust has concluded that its venture, WRT-DV LLC (“WRT-DV”), the entity that owns the property, is a VIE. This assessment is primarily based on the fact that the equity investment at risk is not sufficient to finance its activities without additional subordinated financial support.
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
The carrying amounts of the Deer Valley property include land and building of $8,126,000 and lease intangibles of $2,341,000. There is no mortgage debt associated with this property.
Variable Interest Entities Not Consolidated
Equity Method Investments
Concord and CDH CDO — The Trust has one-third equity interests in each of the separate entities that resulted from the Trust’s reorganization of its Lex-Win investment, Concord and CDH CDO (the “Concord Investments”). The Trust has determined that each of the Concord Investments are variable interests in VIE’s because the equity investment at risk is not sufficient to finance their activities without additional subordinated financial support.
The restructuring of the Concord Investments was considered to be a reconsideration event under FASB’s consolidation guidance due to the material change in the agreements. As a result of the reconsideration, the Concord Investments were deemed to be variable interests in VIE’s, primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and that the Trust has an obligation to absorb losses and has the right to residual returns of the entities. As a result of the existence of certain provisions in the operating agreements, Lexington, Inland and the Trust, three of the variable interest holders, hold identical one-third membership interests in each of the Concord Investments. By design and in practice, they share equally in the economics and the decision-making. Further, Lexington, Inland and the Trust which are otherwise unrelated parties, each have one-third of the voting rights of the equity of the Concord Investments. An affiliate of FUR Advisors is responsible for day-to-day administration and operations of the Concord investments, but decisions that most significantly impact the entity’s economic performance are jointly decided through their voting interests. Each member is deemed to have shared power, such that no party is considered to have the power to direct the activities of the VIE. In addition, there is no principal agency relationship through transfer restrictions that would indicate a primary beneficiary exists.
At December 31, 2010, the carrying value of the Trust’s Concord Investments is zero. The Trust does not have the current intent to provide financial or other support to the Concord Investments and the obligations of the Concord Investments are non-recourse to the Trust.
Marc Realty Equity Investments and Preferred Equity Investment — The Trust has concluded that the 12 Marc Realty equity investments and the one preferred equity investment are variable interests in VIEs. This assessment is primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support.

WINTHROP REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
While the Trust maintains certain protective rights under the terms of the agreements governing the Marc Realty investments, the power to direct the activities that most significantly impact the economics of the Marc Realty investments is vested in Marc Realty as the managing member. As such, management has concluded that the Trust is not the primary beneficiary of these Marc Realty investments. At December 31, 2010, the Trust’s investment in the Marc Realty equity investments was $62,150,000 and its investment in the preferred equity investment was $4,010,000.
Loans Receivable and Loan Securities — The Trust has reviewed its loans receivable and loan securities and certain of these assets have been identified as variable interests in a VIE because the equity investment at risk is not considered sufficient for the entity to finance its activities without additional subordinated financial support.
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
The following is an unaudited condensed summary of the results of operations by quarter for the years ended December 31, 2010 and 2009. The Trust believes all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

	Quarters Ended
(In thousands, except per-share data)	March 31	June 30	September 30	December 31
2010

Revenues	$12,584	$13,079	$14,246	$15,458

Net income	$4,205	$4,576	$3,808	$3,888

Net income applicable to Common Shares	$4,092	$4,518	$3,749	$3,830

Per share
Net income applicable to Common Shares, basic	$0.20	$0.21	$0.18	$0.14

Net income applicable to Common Shares, diluted	$0.20	$0.21	$0.18	$0.14

2009

Revenues	$12,262	$12,173	$12,636	$10,286

Net income (loss)	$(22,433)	$(71,196)	$15,157	$(5,875)

Net income (loss) applicable to Common Shares	$(22,433)	(71,196)	$14,318	$(6,022)

Per share
Net income (loss) applicable to Common Shares, basic	$(1.42)	$(4.50)	$0.90	$(0.34)

Net income (loss) applicable to Common Shares, diluted	$(1.42)	$(4.50)	$0.90	$(0.34)

23.	Subsequent Event
All relevant events or transactions that occurred after the balance sheet date not otherwise disclosed and incorporated in the Notes to the Consolidated Financial Statements are described below.
On February 23, 2011 the Trust acquired through a 50/50 joint venture for $15,628,000 a performing $16,303,000 first mortgage secured by a lien on a recently constructed, 26-story, 66 room limited service boutique hotel located in New York, New York. The loan bears interest at a rate of 9.33%, matures in May 2011 and is subject to one six month extension option.
On March 3, 2011 the Trust amended its existing revolving line of credit with KeyBank, such that (i) the maximum borrowing was increased to $50,000,000 with an accordion feature of up to $150,000,000 (ii) the maturity date was extended to March 2014 with an option to extend the maturity date to March 2015. The amended credit facility bears interest at Libor plus 3%. On March 7, 2011, the Trust utilized $8,799,000 under the revolving line of credit to repay the maturing mortgage loans encumbering the Andover and Burlington properties and approximately $2,186,000 to payoff the balance on the mortgage loan payable with Keybank. In addition, we drew down $16,000,000 on the line of credit to fund new investments.
On March 4, 2011 the Trust financed its Plantation, Florida property with an $11,000,000 first mortgage loan bearing interest at 6.483% and maturing on April 1, 2018. The net proceed of approximately $10,676,000 and cash on hand of approximately $6,143,000 were used to pay down the mortgage loan payable with KeyBank by $16,819,000.
On March 2, 2011 the Trust entered into an agreement pursuant to which it agreed, subject to the satisfaction of certain conditions, to purchase for $25,200,000 an effective 75% interest in a joint venture which own the general partnership interests in and developer fees and advances receivable of approximately $57,500,000 from partnerships owning 26 multifamily and senior housing properties comprising approximately 4,400 units located primarily in the Pacific Northwest and California. On March 8, 2011, the first stage of the transaction closed pursuant to which the Trust acquired for a purchase price of $7,000,000 certain of the receivables owed by the underlying partnerships. The balance of the transaction is expected to close upon obtaining all requisite lender and limited partner consents which are anticipated to be obtained during the second quarter. If the second step of the transaction fails to close by June 30, 2011, the seller has the right to repurchase the assets acquired at a price equal to the Trust’s purchase price plus a 12% return thereon.
In February 2011 the Trust entered into separate contracts to sell two properties located in St. Louis, Missouri and Knoxville, Tennessee for an aggregate purchase price of $3,900,000 subject to the purchasers’ due diligence.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Trust’s disclosure controls and procedures are effective.
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
As of December 31, 2010 the Trust’s management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting. The Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2010.
The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Form 10-K.
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
None

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about Trustees of the Trust may be found under the caption “Election of Trustees” presented in our Proxy Statement for the Annual Meeting of Shareholders, expected to be held in May 2011, which we refer to as the Proxy Statement. That information is incorporated herein by reference.
The information in the Proxy Statement under the captions “Executive Officers” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Financial Expert” and “Code of Ethics” presented in the Proxy Statement is incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
The information in the Proxy Statement under the captions “Compensation of Trustees” and “Executive Compensation” presented in the Proxy Statement is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the Proxy Statement under the caption “Security Ownership of Trustees, Officers and Others” presented in the Proxy Statement is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the Proxy Statement under the caption “Certain Transactions and Relationships” and “Independence of Trustees” presented in the Proxy Statement is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the Proxy Statement under the captions “Compensation of Trustees” and “Principal Accountant Fees and Services” presented in the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules.
(1) Financial Statements:
Reports of Independent Registered Public Accounting Firm on page 56 of ITEM 8.
Management’s Report on Internal Controls over Financial Reporting on page 104 of ITEM 9A.
Consolidated Balance Sheets — December 31, 2010 and 2009 on page 57 of ITEM 8.
Consolidated Statements of Operations and Comprehensive Income — For the Years Ended December 31, 2010, 2009 and 2008 on page 58 of ITEM 8.
Consolidated Statements of Shareholders’ Equity — For the Years Ended December 31, 2010, 2009 and 2008 on page 59 of ITEM 8.
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2010, 2009 and 2008 on pages 61 and 62 of ITEM 8.
Notes to Consolidated Financial Statements on pages 63 through 103 of ITEM 8.
(2) Financial Statement Schedules:
Schedule III — Real Estate and Accumulated Depreciation.
All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.
(b) Exhibits.
The exhibits listed on the Exhibit Index on page 110 are filed as a part of this Report or incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST
Dated: March 16, 2011	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: March 16, 2011	By:	/s/ Thomas Staples
Thomas Staples
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Ashner	Trustee	March 16, 2011

/s/ Carolyn Tiffany	Trustee	March 16, 2011

Arthur Blasberg, Jr.
Howard Goldberg
Thomas McWilliams
Lee Seidler
Steven Zalkind	Trustee	March 16, 2011

By:	/s/ Carolyn Tiffany

Carolyn Tiffany, as attorney-in fact

WINTHROP REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
At December 31, 2010
(amounts in thousands)

						Cost
						capitalized/(impaired)
						subsequent to
				Initial Cost to Registrant		acquisition	As of December 31, 2010
			Mortgage		Building and	Land/Building and		Building and		Accumulated	Date
Description	Location	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	Life

Continuing Operations:

Office	Orlando	FL	$38,657	$—	$17,248	$42	$—	$17,290	$17,290	$2,647	11/2004	40 yrs
Office	Plantation	FL	—	—	8,915	4,020	4,000	8,935	12,935	1,368	11/2004	40 yrs
Office	Indianapolis	IN	4,245	270	1,609	6,268	1,763	6,384	8,147	3,414	10/1974	40 yrs
Office	Chicago	IL	20,828	—	23,635	1,745	—	25,380	25,380	3,586	10/2005	40 yrs
Office	Amherst	NY	16,116	1,591	18,027	—	1,591	18,027	19,618	2,535	5/2005	40 yrs
Office	Andover	MA	6,135	—	7,611	717	1,200	7,128	8,328	881	12/2005	40 yrs
Office	South Burlington	VT	2,629	—	3,099	314	—	3,413	3,413	392	12/2005	40 yrs
Office	Chicago	IL	9,100	1,149	9,989	4,796	1,149	14,785	15,934	1,081	10/2007	40 yrs
Office	Houston	TX	60,351	7,075	62,468	—	7,075	62,468	69,543	9,500	1/2005	40 yrs
Office	Lisle	IL	16,973	3,774	16,371	591	3,774	16,962	20,736	2,027	2/2006	40 yrs
Office	Lisle	IL	6,932	2,361	6,298	290	2,361	6,588	8,949	783	2/2006	40 yrs
Office	Lisle	IL	5,600	780	2,803	463	780	3,266	4,046	372	2/2006	40 yrs
Office	Phoenix	AZ	—	801	7,387	25	801	7,412	8,213	86	8/2010	40 yrs
Office	Englewood	CO	—	2,580	5,403	—	2,580	5,403	7,983	45	11/2010	40 yrs
Office	Englewood	CO	—	1,829	5,612	—	1,829	5,612	7,441	15	12/2010	40 yrs

			187,566	22,210	196,475	19,271	28,903	209,053	237,956	28,732

Retail	Atlanta	GA	—	—	4,633	5	—	4,638	4,638	710	11/2004	40 yrs
Retail	Louisville	KY	—	—	2,722	377	373	2,726	3,099	417	11/2004	40 yrs
Retail	St. Louis	MO	—	—	990	649	647	992	1,639	152	11/2004	40 yrs
Retail	Greensboro	NC	—	—	3,797	4	—	3,801	3,801	582	11/2004	40 yrs
Retail	Memphis	TN	—	—	760	637	635	762	1,397	117	11/2004	40 yrs
Retail	Denton	TX	—	—	1,574	918	915	1,577	2,492	241	11/2004	40 yrs
Retail	Seabrook	TX	—	—	1,393	618	616	1,395	2,011	214	11/2004	40 yrs

			—	—	15,869	3,208	3,186	15,891	19,077	2,433

Other	Jacksonville	FL	—	2,166	8,684	1,491	2,166	10,175	12,341	1,523	11/2004	40 yrs
Other	Churchill	PA	—	—	23,834	(9,963)	—	13,871	13,871	3,405	11/2004	40 yrs
Other	Meriden	CT	23,875	2,887	22,367	—	2,887	22,367	25,254	139	10/2010	40 yrs
Other (1)			19,002	—	—	—	—	—	—	—

			42,877	5,053	54,885	(8,472)	5,053	46,413	51,466	5,067

Total from Continuing Operations			$230,443	$27,263	$267,229	$14,007	$37,142	$271,357	$308,499	$36,232

(1) Represents a first mortgage loan collateralized by the Finova properties. The aggregate cost in the properties for federal income tax purposes was approximately						$228,541

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(amounts in thousands)
The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2010	2009	2008

Real Estate
Balance at beginning of period	$249,078	$267,706	$266,290
Additions during the period:
Land	9,408	—	—
Buildings and improvements	6,121	2,548	3,376
Consolidation of Deer Valley	8,188	—	—
Consolidation of Newbury Apartments	25,254	—	—
Consolidation of Crossroads II	7,983	—	—
Purchase of Crossroads I	7,441	—	—
Transfer (to) from discontinued operations, net	(3,970)	(10,811)	140
Impairments during the period	—	(10,000)	(2,100)
Disposal of fully amortized assets	(1,004)	(365)	—

Balance at end of period	$308,499	$249,078	$267,706

Accumulated Depreciation
Balance at beginning of period	$31,269	$25,901	$19,214
Additions charged to operating expenses	6,399	6,652	6,701
Transfer (to) from discontinued operations, net (1)	(432)	(919)	(14)
Disposal of fully amortized assets	(1,004)	(365)	—

Balance at end of period	$36,232	$31,269	$25,901

(1)
In 2010, the Knoxville, Tennessee; Lafayette, Louisiana and Sherman, Texas properties were placed into discountinued operations. In 2009, the Athens, Georgia property was placed into discontinued operations and the Kansas City, Kansas property was foreclosed.

Page
Exhibit	Description	Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	—

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 — Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	—

3.3	Amendment to By-laws — Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	—

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust - Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 — Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	—

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) — Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	—

4.5	Amendment No. 1 to Series B-1 Certificate of Designations — Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	—

4.6	Certificate of Designations for Series C Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest — Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 2, 2009.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	—

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	—

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	—

10.5	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	—

Page
Exhibit	Description	Number

10.6	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	—

10.7	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	—

10.8	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005	—

10.9	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. — Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009	—

10.10	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	—

10.11	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	—

10.12	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein — Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	—

10.13	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein — Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	—

10.14	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	—

10.15	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 — Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	—

10.16	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan — Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	—

10.17	Form of Series B-1 and Series C Preferred Share Purchase Agreement, dated November 1, 2009 — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 2, 2009.	—

10.18	Investor Rights Agreement (Series C Preferred Shares), dated November 1, 2009, between Winthrop Realty Trust and the investors party thereto - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 2, 2009.	—

10.19	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association.	*

10.20	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association.	*

Page
Exhibit	Description	Number

21	List of Subsidiaries	*

23.1	Consent of Independent Accounting Firm — PricewaterhouseCoopers LLP	*

23.2	Consent of Independent Accounting Firm — PricewaterhouseCoopers LLP (Lex-Win Concord financials)	*

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Consolidated Financial Statements of Lex-Win Concord LLC	*

*	filed herewith