Form 10-Q
period 2011-03-31
Winthrop Realty Trust
filed 2011-05-06
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2). Yes ☐ No ☑
As of May 1, 2011 there were 32,897,554 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Information
WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)	(unaudited)
ASSETS
Investments in real estate, at cost
Land	$36,495	$37,142
Buildings and improvements	273,071	271,357

	309,566	308,499
Less: accumulated depreciation	(38,084)	(36,232)

Investments in real estate, net	271,482	272,267

Cash and cash equivalents	21,240	45,257
Restricted cash held in escrows	30,648	8,593
Loans receivable, net	105,390	110,395
Accounts receivable, net of allowances of $378 and $262, respectively	12,534	12,402
Securities carried at fair value	14,695	33,032
Loan securities carried at fair value	14,132	11,981
Preferred equity investment	4,034	4,010
Equity investments	106,606	81,937
Other receivables, net	8,459	—
Lease intangibles, net	25,651	26,821
Deferred financing costs, net	1,479	1,158
Assets held for sale	3,710	2,275

TOTAL ASSETS	$620,060	$610,128

LIABILITIES
Mortgage loans payable	$212,155	$230,443
Series B-1 Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference; 852,000 shares authorized and outstanding at March 31, 2011 and December 31, 2010	21,300	21,300
Secured financing	15,150	—
Revolving line of credit	33,875	25,450
Accounts payable and accrued liabilities	11,982	12,557
Dividends payable	4,441	4,431
Deferred income	1,206	150
Below market lease intangibles, net	2,503	2,696
Liabilites of held for sale assets	537	33

TOTAL LIABILITIES	303,149	297,060

COMMITMENTS AND CONTINGENCIES

NON-CONTROLLING REDEEMABLE PREFERRED INTEREST
Series C Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference, 144,000 shares authorized and outstanding at March 31, 2011 and December 31, 2010	3,221	3,221

Total non-controlling redeemable preferred interest	3,221	3,221

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Common Shares, $1 par, unlimited shares authorized; 27,088,347 and 27,030,186 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	27,088	27,030
Additional paid-in capital	570,208	569,586
Accumulated distributions in excess of net income	(298,045)	(300,782)
Accumulated other comprehensive loss	—	(63)

Total Winthrop Realty Trust Shareholders’ Equity	299,251	295,771
Non-controlling interests	14,439	14,076

Total Equity	313,690	309,847

TOTAL LIABILITIES AND EQUITY	$620,060	$610,128

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenue
Rents and reimbursements	$10,986	$9,320
Interest, dividends and discount accretion	9,672	3,209

	20,658	12,529

Expenses
Property operating	4,045	1,949
Real estate taxes	1,255	720
Depreciation and amortization	3,481	2,300
Interest	4,613	3,651
General and administrative	2,524	1,907
State and local taxes	29	14

	15,947	10,541

Other income (loss)
Earnings from preferred equity investments	83	83
Equity in loss of equity investments	(1,355)	(527)
Realized gain on sale of securities carried at fair value	124	695
Unrealized gain on securities carried at fair value	886	2,540
Unrealized gain (loss) on loan securities carried at fair value	2,813	(613)
Interest income	93	37

	2,644	2,215

Income from continuing operations	7,355	4,203

Discontinued operations
Income from discontinued operations	47	247

Consolidated net income	7,402	4,450
Income attributable to non-controlling interest	(204)	(245)

Net income attributable to Winthrop Realty Trust	7,198	4,205

Income attributable to non-controlling redeemable preferred interest	(59)	(113)

Net income attributable to Common Shares	$7,139	$4,092

Comprehensive income
Consolidated net income	$7,402	$4,450
Change in unrealized gain on available for sale securities	—	7
Change in unrealized gain on interest rate derivative	63	40

Comprehensive income	$7,465	$4,497

Per Common Share data — Basic
Income from continuing operations	$0.26	$0.19
Income from discontinued operations	—	0.01

Net income attributable to Winthrop Realty Trust	$0.26	$0.20

Per Common Share data — Diluted
Income from continuing operations	$0.26	$0.19
Income from discontinued operations	—	0.01

Net income attributable to Winthrop Realty Trust	$0.26	$0.20

Basic Weighted-Average Common Shares	27,079	20,598

Diluted Weighted-Average Common Shares	27,081	21,389

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except per share data)

				Accumulated	Accumulated
	Common Shares of		Additional	Distributions	Other	Non-
	Beneficial Interest		Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Capital	Net Income	Income	Interests	Total
Balance, December 31, 2010	27,030	$27,030	$569,586	$(300,782)	$(63)	$14,076	$309,847

Net income attributable to Winthrop Realty Trust	—	—	—	7,198	—	—	7,198
Net income attributable to non-controlling interests	—	—	—	—	—	204	204
Distributions to non-controlling interests	—	—	—	—	—	(118)	(118)
Contributions from non-controlling interests	—	—	—	—	—	277	277
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.1625 per share)	—	—	—	(4,402)	—	—	(4,402)
Dividends paid or accrued on Series C Preferred Shares ($0.40625 per share)	—	—	—	(59)	—	—	(59)
Change in unrealized gain on interest rate derivatives	—	—	—	—	63	—	63
Shares issued pursuant to dividend reinvestment plan	58	58	622	—	—	—	680

Balance, March 31, 2011	27,088	$27,088	$570,208	$(298,045)	$—	$14,439	$313,690

Balance, December 31, 2009	20,375	$20,375	$498,118	$(301,317)	$(87)	$12,111	$229,200

Net income attributable to Winthrop Realty Trust	—	—	—	4,205	—	—	4,205
Net income attributable to non-controlling interests	—	—	—	—	—	245	245
Distributions to non-controlling interests	—	—	—	—	—	(120)	(120)
Contributions from non-controlling interests	—	—	—	—	—	288	288
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.1625 per share)	—	—	—	(3,435)	—	—	(3,435)
Dividends paid or accrued on Series C Preferred Shares ($0.40625 per share)	—	—	—	(113)	—	—	(113)
Change in unrealized gain on available for sale securities	—	—	—	—	7	—	7
Change in unrealized gain on interest rate derivatives	—	—	—	—	40	—	40
Conversion of Series C Preferred Shares to Common Shares	714	714	8,234	—	—	—	9,662
Shares issued pursuant to dividend reinvestment plan	48	48	524	—	—	—	620

Balance, March 31, 2010	21,137	$21,137	$506,876	$(300,660)	$(40)	$12,524	$240,599

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$7,402	$4,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	2,409	1,644
Amortization of lease intangibles	1,237	654
Straight-lining of rental income	(346)	599
Loan discount accretion	(6,504)	(1,741)
Earnings of preferred equity investments	(83)	(83)
Distributions of income from preferred equity investments	59	103
Losses of equity investments	1,355	527
Distributions of income from equity investments	1,166	590
Restricted cash held in escrows	1,501	1,745
Gain on sale of securities carried at fair value	(124)	(695)
Unrealized gain on securities carried at fair value	(886)	(2,540)
Unrealized (gain) loss on loan securities carried at fair value	(2,813)	613
Tenant leasing costs	(260)	(2,131)
Bad debt expense (recovery)	116	(20)
Net change in interest receivable	(226)	5
Net change in accounts receivable	149	735
Net change in accounts payable and accrued liabilities	63	(584)

Net cash provided by operating activities	4,215	3,871

Cash flows from investing activities
Investments in real estate	(3,293)	(687)
Investment in equity investments	(27,190)	(920)
Purchase of securities carried at fair value	(568)	(1,306)
Proceeds from sale of securities carried at fair value	19,915	11,407
Restricted cash held in escrows	(7,927)	(30)
Issuance and acquisition of loans receivable	(2,773)	(679)
Proceeds from sale of loans receivable	—	3,000
Collection of loans receivable	170	—
Investment in other receivables	(7,000)	—

Net cash (used in) provided by investing activities	(28,666)	10,785

Cash flows from financing activities
Proceeds from mortgage loans payable	11,000	—
Principal payments of mortgage loans payable	(29,288)	(1,790)
Proceeds from revolving line of credit	27,324	—
Payment of revolving line of credit	(18,899)	—
Proceeds from note payable	15,150	—
Restricted cash held in escrows	(629)	37
Deferred financing costs	(612)	(13)
Contribution from non-controlling interest	277	288
Distribution to non-controlling interest	(118)	(120)
Issuance of Common Shares under Dividend Reinvestment Plan	680	572
Dividend paid on Common Shares	(4,392)	(3,311)
Dividend paid on Series C Preferred Shares	(59)	(221)

Net cash provided by (used in) financing activities	434	(4,558)

Net (decrease) increase in cash and cash equivalents	(24,017)	10,098
Cash and cash equivalents at beginning of period	45,257	66,493

Cash and cash equivalents at end of period	$21,240	$76,591

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, continued)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Supplemental Disclosure of Cash Flow Information
Interest paid	$4,754	$3,687

Taxes paid	$18	$11

Supplemental Disclosure on Non-Cash Investing and Financing Activities

Dividends accrued on Common Shares	$4,402	$3,435

Dividends accrued on Series C Preferred Shares	$39	$39

Capital expenditures accrued	$122	$141

Other receivables	$(1,459)	$—

Loan securities carried at fair value	$662	$—

Loans receivable	$(662)	$—

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization
Winthrop Realty Trust (“Winthrop”), a real estate investment trust (“REIT”) under section 856-860 of the Internal Revenue Code is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on May 21, 2009, which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments.

Since January 11, 2005, Winthrop has conducted its business through WRT Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Winthrop is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interest in the Operating Partnership. All references to the “Trust” refer to Winthrop and its consolidated subsidiaries, including the Operating Partnership.

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas: (i) ownership of investment properties (“operating properties”); (ii) origination and acquisition of loans and debt securities collaterized directly or indirectly by commercial and multi-family real property, including collateral mortgage-backed securities (collectively “loan assets”); and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”).
2.	Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated financial statements represent the consolidated results of Winthrop, its wholly-owned taxable REIT subsidiary, WRT TRS Management Corp., and the Operating Partnership. All majority-owned subsidiaries and affiliates over which the Trust has financial and operating control and variable interest entities (“VIE”s) in which the Trust has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Trust accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Trust’s share of the earnings of these joint ventures and companies is included in consolidated net income.

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation. Discontinued operations for the three month period ended March 31, 2011 include the Trust’s properties in Lafayette, Louisiana; Knoxville, Tennessee; and St. Louis, Missouri. Discontinued operations for the three month period ended March 31, 2010 also include the Trust’s properties in Athens, Georgia and Sherman, Texas which were disposed of in 2010.

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010

Basic
Income from continuing operations	$7,355	$4,203
Allocation of undistributed earnings to Series C Preferred Shares	(9)	—
Income attributable to non-controlling interest	(204)	(245)
Preferred dividend of Series C Preferred Shares	(59)	(113)

Income from continuing operations applicable to Common Shares	7,083	3,845
Income from discontinued operations	47	247

Net income applicable to Common Shares for earnings per share purposes	$7,130	$4,092

Basic weighted-average Common Shares	27,079	20,598

Income from continuing operations	$0.26	$0.19
Income from discontinued operations	—	0.01

Net income per Common Share	$0.26	$0.20

Diluted
Income from continuing operations	$7,355	$4,203
Allocation of undistributed earnings to Series C Preferred Shares	(9)	—
Income attributable to non-controlling interest	(204)	(245)
Preferred dividend of Series C Preferred Shares	(59)	—

Income from continuing operations applicable to Common Shares	7,083	3,958
Income from discontinued operations	47	247

Net income applicable to Common Shares for earnings per share purposes	$7,130	$4,205

Basic weighted-average Common Shares	27,079	20,598
Series B-1 Preferred Shares (1)	—	—
Series C Preferred Shares (2)	—	789
Stock options (3)	2	2

Diluted weighted-average Common Shares	27,081	21,389

Income from continuing operations	$0.26	$0.19
Income from discontinued operations	—	0.01

Net income per Common Share	$0.26	$0.20

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Series B-1 Preferred Shares were anti-dilutive for the three months ended March 31, 2011 and 2010 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)	The Series C Preferred Shares were anti-dilutive for the three months ended March 31, 2011 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share. The Series C Preferred Shares were dilutive for the three months ended March 31, 2010.

(3)	The Trust’s outstanding stock options were dilutive for the three months ended March 31, 2011 and 2010.
Recently Issued Accounting Standards

In April 2011 the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update that provides clarification on which loan modifications meet the criteria to be treated as Troubled Debt Restructurings (“TDR”s).The guidance is intended to improve financial reporting by creating greater consistency in the way accounting principles generally accepted in the United States of America (“GAAP”) is applied for various TDRs by reaffirming the requirements and clarifying the criteria that creditors should use in evaluating whether a restructuring constitutes a TDR. The guidance is effective for interim and/or annual periods beginning on or after June 15, 2011, and early application is permitted. The Trust has adopted this standard which did not have a material impact on its consolidated financial statements.
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

Recurring Measurements

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
Recurring Basis	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents	$21,240	$—	$—	$21,240
Restricted cash held in escrow	30,648	—	—	30,648
Securities carried at fair value	14,695	—	—	14,695
Loan securities carried at fair value	—	—	14,132	14,132

	$66,583	$—	$14,132	$80,715

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
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

The table below includes a roll forward of the balance sheet amounts from January 1, 2011 to March 31, 2011, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities
Carried at Fair
Three Months Ended March 31, 2011	Value
(in thousands)
Fair value, January 1, 2011	$11,981
Sales	(662)
Unrealized gain, net	2,813

Fair value, March 31, 2011	$14,132

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

For the three months ended March 31, 2011 and 2010, the Trust recognized net unrealized gains of $3,699,000 and $1,927,000, respectively, as a result of the change in fair value of the securities for which the fair value option was elected, which is recorded as an unrealized gain or loss in the Trust’s statement of operations. Income related to securities carried at fair value is recorded as interest and dividend income.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents as of March 31, 2011 and December 31, 2010 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	March 31, 2011	December 31, 2010
Assets
Securities carried at fair value:
REIT Preferred shares	$10,547	$28,547
REIT Common shares	4,148	4,485
Loan securities carried at fair value	14,132	11,981

	$28,827	$45,013

The table below presents as of March 31, 2011 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at	Amount Due
	March 31, 2011	Upon Maturity	Difference
Assets
Loan securities carried at fair value	$14,132	$16,241	$2,109

	$14,132	$16,241	$2,109

4.	Acquisition, Disposition, Leasing and Financing Activities
Acquisition Activity

Gotham Hotel — Joint Venture Loan Acquisition - On February 23, 2011 the Trust acquired for $15,628,000 a performing $16,303,000 first mortgage secured by a lien on a recently constructed, 26-story, 66 room limited service boutique hotel located in New York, New York through a 50/50 joint venture. The loan bears interest at a rate of 9.33%, and matured on May 4, 2011. The borrower is working on a proposed settlement anticipated to be resolved during the second quarter of 2011. The Trust will account for its investment in the joint venture using the equity method.

Vintage Receivables Acquisition — On March 2, 2011 the Trust entered into an agreement pursuant to which it agreed, subject to the satisfaction of certain conditions, to purchase for $25,200,000 an effective 75% interest in a joint venture which owns the general partnership interests in and developer fees and advances receivable from partnerships owning 26 multifamily and senior housing properties comprising approximately 4,400 units located primarily in the Pacific Northwest and California. On March 8, 2011, the first stage of the transaction closed pursuant to which the Trust acquired for a purchase price of $7,000,000 certain of the receivables owed by the underlying partnerships. The balance of the transaction is expected to close upon obtaining all requisite lender and limited partner consents which are anticipated to be obtained during the second quarter. If the second step of the transaction fails to close by June 30, 2011, the seller has the right to repurchase the assets acquired at a price equal to the Trust’s purchase price plus a 12% return thereon. The Trust will account for this investment as other receivables.

Lakeside Eagle — Joint Venture Loan Acquistion — On March 22, 2011 the Trust, through a 50/50 joint venture, purchased at par two non-performing first mortgage loans for an aggregate price of $35,558,000. The loans are collateralized by two retail centers located in Riverside County, California. Both notes matured on April 1, 2010 and are in maturity default. The notes bear interest at their default rate of 8.92% (4.92% stated note rate plus 4% default rate). Upon acquisition, the joint venture began foreclosure proceedings. The Trust will account for its investment in the joint venture using the equity method.

CDO Management - On March 23, 2011, a venture in which Winthrop will hold a 50% interest entered into a contract to acquire the collateral management agreements with respect to three real estate CDOs that hold loans and loan securities. The acquisition of the collateral management agreements is subject to the satisfaction of certain conditions precedent, including required third party consents.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Disposition Activity

Concord CDO — CDO Bonds — In February 2011, the Trust sold to Concord Debt Funding Trust (“CDFT”) a wholly owned subsidiary of CDH CDO LLC, an entity in which the Trust holds a 33.3% interest, and the sole equity owner of Concord Real Estate CDO-1 LTD (“CDO-1”), tranche E bonds with a face amount of $9,000,000 issued by CDO-1. In exchange for the bonds, the Trust received a note in the amount of the Trust’s original purchase price plus accrued interest. At March 31, 2011 the carrying value of the loan plus accrued interest was $759,000. The note plus accrued interest was repaid in full on April 15, 2011.

Financing Activity

San Marbeya Loan Receivable Participation Interest — On January 14, 2011, the Trust restructured the San Marbeya first mortgage loan to create a $15,150,000 senior participation which bears interest at 4.85% and a $15,744,000 junior participation which bears interest at 6.4% and concurrently issued the senior loan participation to CDO-1 at par. The Trust will account for the loan participation as a secured borrowing with a pledge of collateral, establishing a liability for the portion participated to CDO-1.

Newbury Apartments Loan Modification — On February 24, 2011 the Trust reached an agreement with the first mortgage lender on its Newbury Apartments property to repay all past due interest and fees of approximately $853,000, to fund escrows of approximately $83,000, to prepay March’s debt service inclusive of escrows of approximately $150,000 and to pay a modification fee of approximately $119,000 (0.5% of the loan balance). In exchange the lender waived all defaulted interest, modified the payments to interest only and extended the maturity date to February 1, 2014. The note bears interest at 5.83% and the waiver of past due interest and fees will be recorded as a yield adjustment over the remaining term of the note. The Trust has recognized no gain or loss in connection with this transaction. Costs incurred by the Trust totaling $176,500, inclusive of the modification fee of $119,000, have been charged to expense.

Revolving Line of Credit — On March 3, 2011 the Trust amended its existing revolving line of credit such that (i) the maximum borrowing was increased to $50,000,000 with an accordion feature of up to $150,000,000 (ii) the maturity date was extended to March 2014 with an option to extend the maturity date to March 2015. The amended credit facility bears interest at Libor plus 3%. In March 2011, the Trust drew down $10,985,000 to satisfy certain mortgage loan payable and $16,000,000 to fund new investments. These borrowings, together with the existing balance, resulted in an outstanding balance on the revolving line of credit of $33,875,000 at March 2011. The Trust capitalized $370,000 of expenses incurred in connection with this transaction and is amortizing the balance over the modified life.

Plantation, Florida Property Level Financing — On March 4, 2011 the Trust financed its Plantation, Florida property with an $11,000,000 first mortgage loan bearing interest at 6.483% and maturing on April 1, 2018. The net proceeds of approximately $10,676,000 were used to partially satisfy a mortgage loan payable.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.	Loans Receivable
The following table summarizes the Trust’s loans receivable at March 31, 2011 and December 31, 2010 (in thousands):

			Carrying Amount		Contractual
		Stated	March 31,	December 31,	Maturity
Description	Location	Interest Rate	2011	2010	Date
Beverly Hilton (1)	Beverly Hills, CA	Libor + 1.74%	$8,697	$7,899	08/09/11
Westwood (1)	Phoeniz, AZ	11.00%	3,500	3,500	10/31/11
Metropolitan Tower	New York, NY	Libor + 1.51%	—	10,312	11/01/11
Moffett Towers (1)	Sunnyvale, CA	Libor + 6.48%	22,583	21,752	01/31/12
Siete Square	Phoeniz, AZ	10.37%(2)	2,488	2,488	06/09/12
160 Spear	San Francisco, CA	9.75%(3)	7,578	6,674	06/09/12
160 Spear	San Francisco, CA	15.00%	4,240	3,029	06/09/12
Legacy Orchard (1)	Various	15.00%	9,750	9,750	10/31/14
San Marbeya (1)	Tempe, AZ	5.88%	26,858	26,966	01/01/15
CDH CDO LLC (1)	n/a	12.00%	3,605	3,498	12/30/15
CDH CDO LLC (1)	n/a	12.00%	759	—	(4)
Rockwell	Shirley, NY	12.00%	258	255	05/01/16
500-512 7th Ave	New York, NY	7.19%	9,956	9,954	07/11/16
180 N. Michigan (1)	Chicago, IL	8.50%(5)	2,637	1,862	12/31/16
Wellington Tower (1)	New York, NY	6.79%	2,481	2,456	07/11/17

			$105,390	$110,395

(1)	The Trust determined that certain loans receivable are variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.

(2)	The Trust holds a B participation in this loan. Interest on the B participation equals the difference between (i) interest on the entire outstanding loan principal balance ($7,219 at March 31, 2011) at a rate of 9.8375% per annum less (ii) interest payable on the outstanding principal balance of the A participation ($3,000 at March 31, 2011) at a rate of 8.0% per annum. As a result, the effective yield on the Trust’s $2,410 cash investment is 21.0%.

(3)	The Trust holds a B note in this loan. Interest on the B note equals the difference between (i) interest on the entire outstanding loan principal balance ($73,796 at March 31, 2011) at a rate of 6.48215% per annum less (ii) interest payable on the outstanding principal balance of the A note ($35,000 at March 31, 2011) at a rate of 9.75% per annum. As a result, the effective yield on the Trust’s $3,410 cash investment is 40.8%.

(4)	This loan was repaid in full in April 2011.

(5)	Represents tenant improvement and capital expenditure loans collateralized by a subordinate mortgage or the ownership interests in the owner of the applicable property.
The carrying amount of loans receivable includes accrued interest of $784,000 and $558,000 at March 31, 2011 and December 31, 2010, respectively, and cumulative accretion of $7,808,000 and $9,803,000 at March 31, 2011 and December 31, 2010, respectively. For the three months ended March 31, 2011 and 2010, the Trust recorded discount accretion into interest income of $6,504,000 and $1,741,000 respectively. The fair value of the Trust’s loans receivable, exclusive of interest receivables was approximately $117,904,000 at March 31, 2011.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Trust’s interest, dividend and discount accretion income for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Interest, dividends and discount accretion detail:
Interest on loan assets	$2,710	$721
Accretion of loan discount	6,504	1,741
Interest and dividends on REIT securities	458	747

Total interest, dividends, and discount accretion	$9,672	$3,209

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

The table below summarizes the Trust’s loans receivable by internal credit rating at March 31, 2011 (in thousands, except for number of loans).

		Carrying Value
	Number of	of Loans
Internal Credit Quality	Loans (1)	Receivable
Greater than zero	10	$75,962
Equal to zero	2	25,064
Less than zero	—	—

	12	$101,026

(1)	The Trust holds unsecured loans at March 31, 2011 not included above that have a carrying amount of $4,364. In April 2011, the Trust received payments of $2,093 and anticipates that the remaining balance will be repaid during the second quarter of 2011.
There was no provision for loan loss recorded during the three month periods ended March 31, 2011 and 2010.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non Performing Loans

The Trust considers a loan to be non-performing and places loans on non-accrual status at such time as management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. If and when a loan is brought back into compliance with its contractual terms, the Trust will resume accrual of interest. As of March 31, 2011 and December 31, 2010, there were no non-performing loans and no past due payments.

Activity related to loans receivable is as follows (in thousands):

	January 1, 2011 to	January 1, 2010 to
	March 31, 2011	December 31, 2010
Balance at beginning of period	$110,395	$26,101
Purchase and advances	2,773	122,301
Proceeds from sale	—	(12,876)
Interest (received) accrued, net	226	361
Repayments	(15,170)	(15,064)
Loan accretion	6,504	8,782
Reclass from loan securities	662	—
Reclass to investment in real estate	—	(19,210)

Balance at end of period	$105,390	$110,395

In addition to our initial purchase price of certain loans, we have future funding requirements. At March 31, 2011 and December 31, 2010, we had future funding requirements pursuant to three loans receivable totaling approximately $4,004,000 and $6,031,000, respectively.
6.	Securities Carried at Fair Value
Securities carried at fair value are summarized in the table below (in thousands):

	March 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
REIT Preferred shares	$5,646	$10,547	$15,757	$28,547
REIT Common shares	2,935	4,148	3,590	4,485

	8,581	14,695	19,347	33,032

Loan securities	6,911	14,132	7,574	11,981

	$15,492	$28,827	$26,921	$45,013

During the three months ended March 31, 2011 and 2010, available for sale securities, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $19,915,000 and $11,407,000, respectively. The gross realized gains on these sales and payoffs totaled approximately $124,000 and $695,000, in the three months ended March 31, 2011 and 2010, respectively. For purpose of determining gross realized gains, the cost of securities is based on specific identification.

For the three months ended March 31, 2011 and 2010, the Trust recognized net unrealized gains on available for sale securities, securities carried at fair value and loan securities carried at fair value of $3,699,000, and $1,927,000 respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7.	Equity Investments
The Trust’s equity investments consist of the following at March 31, 2011 and December 31, 2010 (in thousands):

		Nominal % Ownership	March 31,	December 31,
Venture Partner	Equity Investment	at March 31, 2011	2011	2010
Marc Realty	8 South Michigan LLC	50.0%	$7,117	$7,087
Marc Realty	11 East Adams Street LLC	49.0%	3,259	3,223
Marc Realty	29 East Madison Street LLC	50.0%	7,839	7,720
Marc Realty	Michigan 30 LLC	50.0%	12,159	12,080
Marc Realty	Brooks Building LLC	50.0%	7,727	7,452
Marc Realty	High Point Plaza LLC	50.0%	6,290	6,275
Marc Realty	Salt Creek LLC	50.0%	2,336	2,344
Marc Realty	1701 Woodfield LLC	50.0%	4,158	4,221
Marc Realty	River Road LLC	50.0%	4,101	4,123
Marc Realty	3701 Algonquin Road LLC	50.0%	2,991	2,931
Marc Realty	Enterprise Center LLC	50.0%	2,898	3,018
Marc Realty	900 Ridgebrook LLC	50.0%	1,618	1,676
Sealy	Northwest Atlanta Partners LP	60.0%	1,887	2,479
Sealy	Newmarket GP LLC	68.0%	6,136	6,647
Sealy	Airpark Nashville GP	50.0%	2,421	2,778
Inland/Lexington	Concord Debt Holdings LLC	33.3%	—	—
Inland/Lexington	CDH CDO LLC	33.3%	—	—
ROIC	WRT-ROIC Riverside LLC	50.0%	7,883	7,883
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	17,837	—
Atrium Holding	WRT-46th Street Gotham LLC	50.0%	7,949	—

			$106,606	$81,937

The Trust has determined that all of the equity investments, other than those with Sealy and WRT-ROIC Riverside LLC are VIEs. The Trust has determined that it is not the primary beneficiary of these investments since the Trust does not have the power to direct the activities of the investments that most significantly impact the investments’ economic performance.

The following table reflects the activity of the Trust’s equity investments for the period ended March 31, 2011 (in thousands):

	Marc		Concord
	Realty	Sealy	Investments	ROIC	Gotham	Total
Balance at December 31, 2010	$62,150	$11,904	$—	$7,883	$—	$81,937
Contributions	1,060	—	—	18,093	8,037	27,190
Equity in income (loss)	55	(1,300)	—	(22)	(88)	(1,355)
Distributions	(772)	(160)	—	(234)	—	(1,166)

Balance at March 31, 2011	$62,493	$10,444	$—	$25,720	$7,949	$106,606

The Trust has performed an impairment assessment of its joint ventures with Marc Realty and Sealy. The Trust has determined that the fair value of certain of its investments in these ventures each marginally exceed their carrying values. While the

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ventures continue to aggressively market available space for lease and work with existing tenants for lease renewal, declines in occupancy could cause impairment of certain of the Trust’s ventures that could be material.
8.	Debt
Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $212,155,000 and $230,443,000 at March 31, 2011 and December 31, 2010, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

Location of		Spread Over	Interest Rate at	March 31,	December 31,
Collateral	Maturity	LIBOR/Prime	March 31, 2011	2011	2010
Andover, MA	Mar 2011	—	N/A	$—	$6,135
S. Burlington, VT	Mar 2011	—	N/A	—	2,629
Various	Jun 2011	—	N/A	—	19,002
Chicago, IL	Apr 2012	—	6.25%	8,900	9,100
Amherst, NY	Oct 2013	—	5.65%	16,007	16,116
Meriden, CT	Feb 2014	—	5.83%	23,875	23,875
Indianapolis, IN	Apr 2015	—	5.82%	4,226	4,245
Chicago, IL	Mar 2016	—	5.75%	20,749	20,828
Houston, TX	Apr 2016	—	6.32%	59,418	60,351
Lisle, IL	Jun 2016	—	6.26%	23,859	23,905
Lisle, IL	Mar 2017	—	5.55%	5,600	5,600
Orlando, FL	Jul 2017	—	6.40%	38,521	38,657
Plantation, FL	Apr 2018	—	6.48%	11,000	—

				$212,155	$230,443

The fair value of the Trust’s mortgage loans payable, loans payable and revolving line of credit are less than their current carrying value by $20,873,000 and $22,042,000 at March 31, 2011 and December 31, 2010, respectively.
9.	Revolving Line of Credit
On March 3, 2011 the Trust amended its existing revolving line of credit with KeyBank. Under the modified terms the Trust can borrow on a revolving basis up to $50,000,000 with an accordion feature of up to $150,000,000. The revolving line of credit bears interest at Libor plus 3% and has a maturity date of March 3, 2014 with a one year option to extend the maturity date to March 3, 2015.

The Trust must comply with financial covenants on an ongoing basis. The covenants are tested as of the end of each quarter based upon results for the most recently ended quarter. The Trust was in compliance of its financial covenants under its revolving line of credit as of March 31, 2011.

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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The outstanding balance under the facility was $33,875,000 and $25,450,000 at March 31, 2011 and December 31, 2010. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $9,000 and $22,000 for the three months ended March 31, 2011 and 2010.
10.	Common Shares
The following table sets forth information relating to sales of Common Shares during the three months ended March 31, 2011:

	Number of Shares
Date of Issuance	Issued	Price per Share	Type of Offering
January 15, 2011	58,161	$11.70	DRIP (1)

(1)	The Trust’s Dividend Reinvestment and Stock Purchase Plan.
11.	Discontinued Operations
In addition to the Trust’s properties in Athens, Georgia, Lafayette, Louisiana, Knoxville, Tennessee and Sherman, Texas that were previously classified as discontinued operations, in January 2011 another retail property in St. Louis, Missouri has also been classified as discontinued operations. In February 2011 the Trust entered into agreements to sell the St. Louis, Missouri, and Knoxville, Tennessee properties, each subject to the respective buyer’s due diligence.

Results for discontinued operations for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Revenues	$139	$295
Operating expenses	(90)	(17)
Depreciation and amortization	(2)	(31)

Income from discontinued operations	$47	$247

12.	Commitments and Contingencies
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

Concord CDO-1 Litigation

In January 2010, CDFT submitted for cancellation certain bonds issued by CDO-1 and held by CDFT. The trustee for CDO-1 refused to cancel such bonds and CDO-1 brought an action in the Delaware Court of Chancery seeking declaratory relief that such bonds should be cancelled and no longer remains outstanding. Pending the court’s decision, the trustee escrowed all payments on account of the bonds and distributions payable to CDFT from CDO-1’s assets. In addition, the trustee also escrowed any principal payments that could otherwise have been used for reinvestment by CDO-1 for additional or replacement assets. In May 2010 the Delaware Court of Chancery issued a ruling that the bonds submitted for cancellation should be deemed no longer outstanding effective January 2010. The trustee appealed the ruling and on March 4, 2011, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s ruling that the bonds submitted for cancellation should be deemed no longer outstanding effective January 2010. As a result, in April 2011 the trustee began releasing the funds held in escrow thereby enabling CDO-1 to make all current and past due payments on its remaining bonds as well as to pay

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
distributions to CDFT, which distributions will be used by CDFT to repay the loans plus accrued interest totalling $4,364,000 due to the Trust.

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
13.	Related-Party Transactions
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

The following table sets forth the fees and reimbursements paid by the Trust for the three months ended March 31, 2011 and 2010 to FUR Advisors and Winthrop Management (in thousands):

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Base Asset Management	$1,720	$1,024
WRP Sub-Management LLC Credit	—	(52)
Property Management	132	59

	$1,852	$1,031

Base Asset Management Fee

Effective January 1, 2010, the Advisory Agreement was amended so that the determination of the issuance price of Common Shares reverted back to the pre 2009 definition such that the fee is to be calculated on the actual issuance price of Common Shares instead of a fixed price for Common Shares issued prior to January 1, 2009. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by an unaffiliated third party to a venture managed by the Trust.

Winthrop Management

Winthrop Management L.P. (“Winthrop Management”), an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Winthrop Management receives a property management fee pursuant to the terms of individual property management agreements.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14.	Reportable Segments
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

The operating properties segment includes all of the Trust’s wholly and partially owned operating properties. The loan assets segment includes all of the Trust’s activities related to real estate loans including loans receivable, loan securities and equity investments in loan related entities. The REIT securities segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies. In addition to its three business segments, the Trust reports non-segment specific income and expense under corporate income (expense).

The following table summarizes the Trust’s assets by business segment for the periods ended March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Operating properties	$378,529	$373,142
Loan assets	157,225	134,269
REIT securities	14,695	33,032
Corporate
Cash and cash equivalents	21,240	45,257
Restricted cash	30,648	8,593
Accounts receivable and prepaids	12,534	12,402
Deferred financing costs	1,479	1,158
Discontinued operations	3,710	2,275

Total Assets	$620,060	$610,128

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).

The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three months ended March 31, 2011 and March 31, 2010 (in thousands):

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended
	March 31,	March 31,
	2011	2010
Operating Properties
Rents and reimbursements	$10,986	$9,320
Operating expenses	(4,045)	(1,949)
Real estate taxes	(1,255)	(720)
Equity in loss of Sealy Northwest Atlanta	(592)	(175)
Equity in loss of Sealy Airpark Nashville	(197)	(209)
Equity in loss of Sealy Newmarket	(511)	(219)
Equity in income of Marc Realty investment	55	76

Operating income	4,441	6,124
Depreciation and amortization expense	(3,481)	(2,300)
Interest expense	(3,819)	(3,193)

Operating properties net income (loss)	(2,859)	631

Loan Assets
Interest and discount accretion	9,214	2,462
Equity in earnings of preferred equity investment of Marc Realty	83	83
Unrealized gain (loss) on loan securities carried at fair value	2,813	(613)
Equity in income of ROIC Riverside	234	—
Equity in loss of ROIC Lakeside Eagle	(256)	—
Equity in loss of 46th Street Gotham	(88)	—

Operating income	12,000	1,932
General and administrative expense	(4)	(10)
Interest expense	(157)	—

Loan assets net income	11,839	1,922

REIT Securities
Interest and dividends	458	747
Gain on sale of securities carried at fair value	124	695
Unrealized gain on securities carried at fair value	886	2,540

Operating income	1,468	3,982

Net Income	10,448	6,535

Reconciliations to GAAP Net Income:

Corporate Income (Expense)
Interest income	93	37
Interest expense	(637)	(458)
General and administrative	(2,520)	(1,897)
State and local taxes	(29)	(14)

Income from continuing operations before non-controlling interest	7,355	4,203
Non-controlling interest	(204)	(245)

Income from continuing operations attributable to Winthrop Realty Trust	7,151	3,958
Income from discontinued operations attributable to Winthrop Realty Trust	47	247

Net Income Attributable to Winthrop Realty Trust	$7,198	$4,205

Capital Expenditures

Operating properties	$2,819	$627

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
15.	Variable Interest Entities
Consolidated Variable Interest Entities

Andover Operating Property — The lease agreement executed in January 2010 on the Andover, Massachusetts property gives the tenant an option to purchase the building for a fixed price of $10,500,000. The option is exercisable at the tenant’s discretion at any point during the lease term prior to January 2013. As a result of the fixed price purchase option contained in this lease agreement, the Trust has determined that its Andover, Massachusetts property is a VIE for which the Trust is the primary beneficiary since it has the power to direct activities that most significantly impact the economics of the property.

The carrying amounts of the Trust’s Andover property include land of $1,200,000, building of $6,181,000 and lease intangibles of $1,488,000. Prior to the execution of the lease agreement, the Andover property was not considered a VIE but it has been consolidated since its acquisition. There is no mortgage debt associated with this property.

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

The carrying amounts of the Deer Valley property include land and building of $10,037,000 and lease intangibles of $2,263,000. There is no mortgage debt associated with this property.

Variable Interest Entities Not Consolidated

Equity Method Investments

Concord and CDH CDO — The Trust has one-third equity interests in each of the separate entities that resulted from the Trust’s reorganization of its Lex-Win investment, Concord and CDH CDO (collectively, the “Concord Investments”). The Trust has determined that each of the Concord Investments are variable interests in VIE’s because the equity investment at risk in the Concord Investments is not sufficient to finance their activities without additional subordinated financial support. The Trust has determined that it is not the primary beneficiary of the Concord Investments as it shares equally in the power to make decisions that most effect the economics of the entity.

At March 31, 2011, the carrying value of the Trust’s Concord Investments is zero. The Trust does not have the current intent to provide financial or other support to the Concord Investments and the obligations of the Concord Investments are non-recourse to the Trust.

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

While the Trust maintains certain protective rights under the terms of the agreements governing the Marc Realty investments, the power to direct the activities that most significantly impact the economics of the Marc Realty investments is vested in Marc Realty as the managing member. As such, management has concluded that the Trust is not the primary beneficiary of these Marc Realty investments. At March 31, 2011, the Trust’s investment in the Marc Realty equity investments was $62,493,000 and its investment in the preferred equity investment was $4,034,000.

WRT-ROIC Lakeside Eagle LLC and WRT-46th Street Gotham LLC — The Trust has entered into two separate 50/50 joint ventures WRT-ROIC Lakeside Eagle LLC and WRT-46th Street Gotham LLC for the purpose of acquiring certain loan receivables collateralized by real estate. In both cases the joint venture entities have been identified as VIE’s because the only

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
assets associated with these separate single purpose entities are the underlying loans which the Trust has determined are variable interests in VIE’s because the equity investments at risk at the borrowing entities are not considered sufficient for the entity to finance its activities without additional subordinated financial support.

Based on the 50/50 ownership and shared decision making, the Trust has determined that none of the members are considered to be most closely aligned with the business. As such, the Trust has determined that it is not the primary beneficiary of these loan asset investments as it shares equally in the power to make decisions that most effect the economics of the entity. At March 31, 2011, the Trust’s investment in the WRT-ROIC Lakeside Eagle LLC and WRT-46th Street Gotham LLC equity investments was $17,837,000 and $7,949,000 respectively.

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
16.	Subsequent Events
On April 4, 2011, the Trust made a $2,000,000 secured bridge loan to 446-High Line, LLC (“446 High Line”), the entity that ultimately holds the leasehold interest in the property located at 450 West 14th Street, New York, New York.

On April 6, 2011, the Trust closed a public offering of 5,750,000 Common Shares at a price of $11.25 per share before underwriters discount and received net proceeds of approximately $61,566,000. A portion of the proceeds were utilized to pay down our revolving line of credit.

On April 6, 2011, the Trust acquired an ownership interest in an entity that holds an approximately $2,500,000 non-performing junior mezzanine loan indirectly secured by a 194 unit apartment complex located in Jacksonville, Florida. The loan matured on March 30, 2011 and the venture commenced foreclosure on its collateral.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our annual report on Form 10-K for the year ended December 31, 2010 under “Forward Looking Statements” and “ITEM 1A — Risk Factors,” as well as our other filings with the SEC. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.
Management’s Discussion and Analysis of Financial Condition and Results of operations include a discussion of our unaudited consolidated financial statements and footnotes thereto for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010. These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Overview
As a diversified REIT, we operate in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As such, we have consistently executed on an investment strategy that focuses on a current yield and long-term appreciation total return approach, pursuing value opportunities in real estate asset classes throughout the capital stack. We have demonstrated our ability to adjust our business plan to capitalize on evolving market conditions, both with respect to asset classes and capital structure and our flexibility to underwrite smaller and/or more complicated opportunities overlooked by larger competitors.
Through 2010 and during the first quarter of 2011 we have targeted loan investments with significant underlying collateral value, future income return potential and in certain cases, non-performing loans with the possibility that our debt position will be converted into equity participation. As evidenced by our investments in Deer Valley, Newbury, and Crossroads II, we have accomplished the successful execution of this strategy. Consistent with this strategy, during the quarter ended March 31, 2011 we invested approximately $26,130,000 in defaulted or defaulting first mortgage debt and distressed assets either through direct ownership or through joint ventures.
At March 31, 2011, we held $21,240,000 in unrestricted cash and cash equivalents and $14,695,000 in REIT securities. In March 2011 we extended and amended our revolving line of credit, financed our Plantation, Florida property and paid off all of our consolidated debt maturing in 2011. These transactions along with our Common Share offering in April 2011 which raised $61,566,000 through the sale of 5,750,000 Common Shares have considerably strengthened our balance sheet. See “Liquidity and Capital Resources” below.
With respect to our operating results for the first quarter of 2011, net income attributable to Common Shares was $7,139,000 or $0.26 per Common Share as compared to $4,092,000 or $0.20 per Common Share for the first quarter of 2010. The most significant factor in this increase was the increase in earnings from our loan assets segment due to our additional investments in 2010 and the early payoff of the Metropolitan Tower loan on March 31, 2011. See “Results of Operations” below.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
Loan Assets
Our decision to focus our investment strategy on loan assets has resulted in a considerable growth in the loan portfolio and during the quarter ended March 31, 2011 we made new investments of approximately $26,130,000 in three new loan assets through two new 50/50 joint ventures.
Consistent with our strategy to focus our investing in the segment we believe will generate the greater overall return to us, we continue to focus our acquisition activity on our loan asset segment. The concentration in this segment was due to our belief that these assets will provide the best means for a current return in the form of interest payments as well as appreciation either through acquiring loan assets at a discount or acquiring loan assets with the expectation of a borrower default that will lead to foreclosure and an equity ownership interest.
Operating Properties
Consolidated Operating Properties — Excluding our Churchill, Pennsylvania property which is discussed more fully in Item 1, Note 12, the average occupancy of our consolidated properties was approximately 89.7% during the three months ended March 31, 2011. As of March 31, 2011 our consolidated properties were approximately 90.0% leased compared to approximately 94.5% leased at March 31, 2010. At March 31, 2011 our Churchill, Pennsylvania property which contains approximately 830,000 leasable square feet was 19.4% leased.
Increases in our rental revenues from our new acquisitions have been partially offset by unfavorable trends in revenue on our existing wholly owned properties. These trends are expected to continue during 2011 primarily as a result of (i) changes in our net leased retail portfolio created by the non-renewal of expired leases on six properties; (ii) challenges in leasing two of our Lisle, Illinois properties; and (iii) expiration of the lease at our Churchill property.
Of the six leases which expired and were not renewed in 2010 in the net leased retail portfolio, the Athens, Georgia property was sold, the Sherman, Texas property reverted back to the land owner and two others, Knoxville, Tennessee and Lafayette, Louisiana were transferred into discontinued operations during 2010. In February 2011 we entered into an agreement to sell the St. Louis, Missouri, and Knoxville, Tennessee properties, subject in each case to the respective buyer’s due diligence. We anticipate that the sale of these properties will be consummated, if at all, during the second quarter of 2011. The Denton, Texas property has been subdivided and is 63% leased as of March 31, 2011.
Occupancy has dropped to 57% on our Lisle, Illinois property also known as 550-560 Corporetum as of March 31, 2011 from 66% at March 31, 2010. Various smaller tenants have vacated and one significant tenant representing approximately 13% of the property square footage did not renew its lease at expiration in May 2010. At our other Lisle, Illinois property, referred to as 701 Arboretum, we have received notice from our major tenant that they will be vacating their space at the expiration of their current lease term on May 31, 2011. As a result, we expect that this property will be 32% occupied as of June 1, 2011. We continue to aggressively market these properties for lease, however, there can be no assurance that we will be able to find replacement tenants in the near term.
Sealy Equity Investments in Operating Properties — As of March 31, 2011 we continue to hold equity interests in three real estate ventures with Sealy & Co. which have an aggregate of approximately 2,097,000 rentable square feet consisting of 18 office flex buildings and 13 light distribution and service center properties. The investment properties are located in Northwest Atlanta, Georgia; Atlanta, Georgia; and Nashville, Tennessee and had occupancies of 75%, 64% and 86%, respectively, at March 31, 2011 as compared to occupancy of 70%, 80% and 86%, at March 31, 2010. Our Georgia properties continue to have historically low occupancy but are performing in line with the market. Finally, our Nashville, Tennessee property is outperforming the market. The properties continue to be aggressively marketed for lease. We received cash distributions from operations of $160,000 from the Nashville, Tennessee property for the three months ended March 31, 2011. We received no cash distribution from the two Atlanta investments for the three months ended March 31, 2011.
The Sealy properties have $139,750,000 of mortgage debt at March 31, 2011 with $102,750,000 maturing in 2012 and $37,000,000, maturing in 2016. The loans for the Georgia properties which total $65,750,000 in the aggregate are currently in special servicing. We, together with our joint venture partner, are attempting to negotiate a restructuring of the debt with the special servicer. Both properties have ceased making their debt service payments until the loans are restructured. There can be no assurance that a restructuring of the loans will be accomplished.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
Marc Realty Equity Investments in Operating Properties- As of March 31, 2011, we held equity interests in 12 properties with Marc Realty which consist of an aggregate of approximately 1,977,000 rentable square feet of office and retail space which was 82.7% occupied as compared to 83.5% occupied at March 31, 2010.
Five downtown Chicago properties contain approximately 959,000 rentable square feet of the aggregate Marc Realty portfolio and accounted for $38,101,000 of our March 31, 2011 carrying value. These five properties had occupancy of 84.8% at March 31, 2011, compared to 89.2% occupancy at March 31, 2010. The decline in occupancy in 2011 is primarily the result of the loss of one major tenant at one of the downtown properties.
The balance of the portfolio, located in the Chicago suburbs represents $24,392,000 of our March 31, 2011 carrying value, contains approximately 1,018,000 square feet and was 80.7% occupied at March 31, 2011 compared to 78.1% occupied at March 31, 2010.
At March 31, 2011, the Marc Realty properties are encumbered with $85,344,000 of mortgage debt, with $19,191,000 of mortgage debt maturing in 2011, $10,231,000 maturing in 2012 and the remainder in 2013 or later. We and our venture partner are negotiating with the lenders to further extend the debt balances maturing in 2011.
REIT Securities
During the first three months of 2011 we sold a significant portion of our REIT preferred shares and had minimal new investment activity in REIT securities totaling $568,000. We sold REIT securities with an original cost of $11,154,000 and received cash proceeds of $19,915,000. As a result of these dispositions, as of March 31, 2011 our portfolio of REIT securities decreased to $14,695,000.
Liquidity and Capital Resources
At March 31, 2011, we held $21,240,000 in unrestricted cash and cash equivalents and $14,695,000 in REIT securities. In addition, as of March 31, 2011 we had $16,125,000 available to draw on our $50,000,000 revolving line of credit. On April 6, 2011 we raised approximately $61,566,000 in proceeds, net of underwriters discount, from the issuance of 5,750,000 Common Shares through a public offering. At March 31, 2011, we have entered into agreements subject to satisfaction of certain conditions including third party consents which would require investments totaling $21,700,000.
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
Our primary sources of funds include:
•	the use of cash and cash equivalents;

•	rents and reimbursements received from our operating properties;

•	payments received under our loan assets;

•	disposition of REIT securities;

•	sale of existing assets;

•	cash distributions from joint ventures;

•	borrowings under our credit facilities;

•	asset specific borrowings; and

•	the issuance of equity and debt securities.
Debt Maturities
In February 2011 we modified our first mortgage loan on our Meriden, Connecticut property and repaid all past due interest and fees of approximately $853,000, funded escrows of approximately $83,000, prepaid March’s debt service inclusive of

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
escrows of approximately $150,000 and paid a modification fee of approximately $119,000 (0.5% of the loan balance). In exchange the lender waived all defaulted interest, modified the payments to interest only and extended the maturity date to February 1, 2014.
On March 4, 2011 we financed our Plantation, Florida property with an $11,000,000 first mortgage loan bearing interest at 6.483% and maturing on April 1, 2018.
In March 2011, we amended our existing revolving line of credit such that (i) the maximum borrowing was increased to $50,000,000 with an accordion feature of up to $150,000,000 and (ii) the maturity date was extended to March 2014 with an option to extend the maturity date to March 2015. The amended credit facility bears interest at Libor plus 3%.
As a result of these transactions we have no mortgage loans for consolidated properties maturing in 2011. At March 31, 2011, our balance sheet contains mortgage debt payable of $212,155,000. We have $8,900,000 of mortgage debt maturing in 2012, $16,007,000 maturing in 2013, and $23,875,000 maturing in 2014 with the remainder maturing in 2015 or later.
In addition, if not converted earlier, our Series B-1 Preferred Shares and Series C Preferred Shares have a mandatory redemption in February 2012 for an aggregate redemption price of $24,900,000.
Cash Flows
Our level of liquidity based upon cash and cash equivalents decreased by approximately $24,017,000 from $45,257,000 at December 31, 2010 to $21,240,000 at March 31, 2011.
Our cash flow activities for the three months ended March 31, 2011 and 2010 are summarized as follows (in thousands):

	For Three Months Ended March 31,
	2011	2010
Net cash flow provided by operating activities	$4,215	$3,871
Net cash flow (used in) provided by investing activities	(28,666)	10,785
Net cash flow provided by (used in) financing activities	434	(4,558)

Decrease in cash and cash equivalents	$(24,017)	$10,098

Operating Activities
For the three months ended March 31, 2011, our operating activities generated net income of $7,402,000 and generated cash flow of $4,215,000. Our cash provided by operations reflects our net income adjusted by: (i) a reduction for non-cash items of $5,639,000 representing primarily loan discount accretion and unrealized gains on loan securities offset by adding back depreciation and amortization expenses; (ii) $1,225,000 of distributions from non-consolidated interests; and (iii) a net increase due to changes in other operating assets and liabilities of $1,227,000. See our discussion of Results of Operations below for additional details on our operations.
Investing Activities
Cash flow used in investing activities for the three months ended March 31, 2011 was approximately $28,666,000 as compared to cash flows provided by investing activities of approximately $10,785,000 for the comparable period in 2010. This change of approximately $39,451,000 resulted primarily from new equity investments and additional investments in existing equity investments, new investments in notes receivable, and increased investments in capital and tenant improvements at our operating properties, partially offset by increased proceeds from the sale of REIT securities carried at fair value and decreased investment in REIT security acquisitions.
Net cash used in investing activities of $28,666,000 for the three months ended March 31, 2011 was comprised primarily of the following:
•	$18,093,000 for investment in our Lakeside Eagle loan joint venture;

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
•	$8,037,000 for investment in our Gotham loan joint venture;

•	$7,000,000 for investment in Vintage Housing receivable;

•	$3,293,000 for investment in capital and tenant improvements at our operating properties;

•	$2,773,000 for additional loan advances under existing facilities;

•	$1,060,000 for investment in our Marc Realty equity investments; and

•	$568,000 for purchases of REIT securities carried at fair value.
These uses of cash flow were offset primarily by $19,915,000 in proceeds from the sale of REIT securities carried at fair value.
Financing Activities
Cash flow provided by financing activities for the three months ended March 31, 2011 was approximately $434,000 as compared to cash flow used in financing activities of approximately $4,558,000 for the comparable period in 2010. This change of approximately $4,992,000 resulted primarily from proceeds from our revolving line of credit, proceeds from the issuance of a note payable, and proceeds from a property financing, partially offset by the satisfaction of certain mortgage loans payable and repayments on our revolving line of credit.
Net cash provided by financing activities of $434,000 for the three months ended March 31, 2011 was comprised primarily of the following:
•	$27,324,000 drawn down on our revolving line of credit;

•	$15,150,000 in proceeds from the issuance of the senior participation in the San Marbeya loan; and

•	$11,000,000 in proceeds from the financing of our Plantation, Florida property.
These sources of cash flow were offset primarily by:
•	$29,288,000 for mortgage loan repayments which included $8,764,000 for the satisfaction of loans payable on our Andover, Massachusetts and Burlington, Vermont properties which matured in March 2011, and $19,138,000 for the satisfaction of our loan payable which was scheduled to mature in June 2011;

•	$18,899,000 for payments on our revolving line of credit; and

•	$4,392,000 for dividend payments on our Common Shares.
Future Cash Commitments
Future Funding Requirements
In addition to our initial purchase price of certain loans and operating properties, we have future funding requirements which total approximately $4,193,000 at March 31, 2011.
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

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
During 2011 we have paid a quarterly dividend of $0.1625 per Common Share for the first quarter of 2011. We paid a regular quarterly dividend of $0.40625 per Series B-1 Preferred Share and Series C Preferred Share in the first quarter of 2011.
Comparability of Financial Data from Period to Period
The comparability of financial data from period to period is affected by several items including (i) the timing of our property acquisitions and leasing activities; (ii) the purchases and sales of assets and investments; (iii) when material other-than-temporary impairment losses on assets in our portfolio are taken; and (iv) the reclassification of assets. In this regard, the comparability of financial results for the periods presented were impacted by the addition of four operating properties (one direct acquisition and three loan foreclosures) in 2010, the acquisition of several loan assets in 2010 and the first quarter of 2011, and the divestiture of several REIT securities in 2010 and 2011.
Results of Operations
Our results are discussed below by business segment:
➢	Operating Properties — our wholly and partially owned operating properties;

➢	Loan Assets — our loans receivable, loan securities carried at fair value, and equity investments in loan assets;

➢	REIT Securities — our ownership of equity and debt securities in other real estate investment trusts; and

➢	Corporate — non-segment specific results which includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.
The following table summarizes our assets by business segment (in thousands):

	March 31,	December 31,
	2011	2010
Operating properties	$378,529	$373,142
Loan assets	157,225	134,269
REIT securities	14,695	33,032
Corporate
Cash and cash equivalents	21,240	45,257
Restricted cash	30,648	8,593
Accounts receivable and prepaids	12,534	12,402
Deferred financing costs	1,479	1,158
Discontinued Operations	3,710	2,275

Total Assets	$620,060	$610,128

The increase in operating property assets was due primarily to our Vintage Housing acquisition partially offset by the classification of our St. Louis, Missouri property to discontinued operations effective with the first quarter of 2011.
The increase in loan assets was due primarily to the acquisition of three new loan assets, through two joint ventures, for an aggregate investment of $26,130,000.
The decrease in REIT securities assets was primarily the result of our divestiture of these assets. We received proceeds of $19,915,000 from the sale of securities in the first quarter of 2011 while only investing $568,000 in acquiring new securities during the same period.
The increase in restricted cash is primarily the result of the $15,000,000 in proceeds from the early payoff of the Metropolitan Tower loan which was held in escrow until April 7, 2011 and $10,443,000 in proceeds from the sale of REIT securities being held in escrow and released in April 2011.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
Comparison of Three Months ended March 31, 2011 versus Three Months ended March 31, 2010
The following table summarizes our results from continuing operations by business segment for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Operating properties	$(2,859)	$631
Loan assets	11,839	1,922
REIT securities	1,468	3,982
Corporate expenses	(3,093)	(2,332)

Income from continuing operations	$7,355	$4,203

Operating Properties
The following table summarizes our results from continuing operations for our operating properties business segment for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Rents and reimbursements	$10,986	$9,320
Operating expenses	(4,045)	(1,949)
Real estate taxes	(1,255)	(720)
Equity in income of Marc Realty investments	55	76
Equity in loss of Sealy Northwest Atlanta	(592)	(175)
Equity in loss of Sealy Airpark Nashville	(197)	(209)
Equity in loss of Sealy Newmarket	(511)	(219)

Operating income	4,441	6,124

Depreciation and amortization expense	(3,481)	(2,300)
Interest expense	(3,819)	(3,193)

Net income (loss)	$(2,859)	$631

Operating income from our operating properties, which we define as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization and interest expense, decreased by $1,683,000 compared to the prior year period. The decrease was due primarily to:
•	a $2,096,000 increase in operating expenses due primarily to a $951,000 increase in costs at our Churchill, Pennsylvania property as a result of the termination of the CBS net lease as of December 31, 2010, a $424,000 increase in legal and professional fees related to tenant disputes primarily in connection with the Churchill tenant litigation and $735,000 of operating expenses at our four 2010 property acquisitions;

•	a decrease of $170,000 in rents and reimbursements from our two Lisle, Illinois properties due to an approximate 13% decrease in average occupancy at one of the properties and an approximate 3% decrease at the other property for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010;

•	a $697,000 increase in losses from our Sealy equity investments due primarily to a $417,000 increase in loss related to our Northwest Atlanta, Georgia property as a result of default interest incurred on the first mortgage loan, and a $292,000 increase in loss at our Newmarket office complex in Atlanta, Georgia which experienced a 16% loss in occupancy at March 31, 2011 from March 31, 2010;

•	a decrease of $83,000 in rents and reimbursements at our One East Erie property due to the turnover of tenants;

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
•	a decrease of $92,000 in rents and reimbursements at our River City property as a result of an approximate 7% decrease in average occupancy; and

•	a decrease of $110,000 in rents and reimbursements at our Churchill, Pennsylvania property;

Partially offset by:

•	rents and reimbursements of $1,773,000 from our four 2010 property acquisitions;

•	an increase of $77,000 in rents and reimbursements at our Jacksonville, Florida property which was leased effective February 1, 2010; and

•	an increase of $245,000 in rents and reimbursements at our Andover, Massachusetts property which was leased effective March 18, 2010;
Depreciation and amortization expense increased by $1,181,000 primarily as a result of our four property acquisitions in 2010. Interest expenses related to our operating properties increased by $626,000 primarily as a result of $567,000 of interest expense on our newly acquired Connecticut multi-family property.
Loan Assets
The following table summarizes our results from our loan assets business segment for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Interest	$2,710	$722
Discount accretion	6,504	1,740
Equity in earnings of preferred equity investment in Marc Realty	83	83
Equity in earnings of ROIC-Riverside LLC	234	—
Equity in loss of WRT-46th Street Gotham LLC	(88)	—
Equity in loss of ROIC-Lakeside Eagle LLC	(256)	—
Unrealized gain (loss) on loan securities carried at fair value	2,813	(613)

Operating income	12,000	1,932

General and administrative expense	(4)	(10)
Interest expense	(157)	—

Net income	$11,839	$1,922

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative and interest expense, increased by $10,068,000 as compared to the prior year period. The increase was due primarily to:
•	a $2,813,000 unrealized gain on loan securities carried at fair value recognized in 2011 compared to a $613,000 unrealized loss recognized in the first three months of 2010;

•	a $4,764,000 increase in discount accretion due primarily to the recognition of $3,504,000 as a result of the early pay off at face of our Metropolitan Tower loan; and

•	a $1,988,000 increase in interest income due primarily to the acquisition of new loans throughout 2010.
These increases were partially offset by the equity losses of ROIC-Lakeside Eagle LLC and WRT-46th Street Gotham LLC which are primarily the result of our portion of the non-recurring deal costs of $799,000.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
REIT Securities
The following table summarizes our results from our REIT securities business segment for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Interest and dividends	$458	$747
Gain on sale of securities carried at fair value	124	695
Unrealized gain on securities carried at fair value	886	2,540

Operating income	$1,468	$3,982

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, decreased by $2,514,000 as compared to the prior year period. The decrease was due to our continued divestiture of REIT securities the results of which consist of the following:
•	a $1,654,000 reduction in unrealized gain on securities carried at fair value primarily as a result of our divestiture of securities;

•	a $571,000 reduction in realized gain on the sale of securities carried at fair value; and

•	a $289,000 decrease in interest and dividend income primarily due to the sale of certain securities.
Corporate
The following table summarizes our results from our corporate business segment for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Interest income	$93	$37
General and administrative	(2,520)	(1,897)
Interest expense	(637)	(458)
State and local taxes	(29)	(14)

Operating loss	$(3,093)	$(2,332)

The decrease in corporate operations for the comparable periods was due primarily to a $623,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $748,000 as a result of an increase in the outstanding equity that is subject to the fee and the full impact in 2011 of the 2010 change in the fee structure offset by a $116,000 decrease in professional fees. The decrease in professional fees was primarily the result of $200,000 in costs incurred in 2010 related to pursuing potential investments.
State income taxes were $29,000 and $14,000 for the three months ended March 31, 2011 and 2010, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.
Discontinued Operations
The decline in income from discontinued operations results from the 2011 operations consisting of three properties which were fully occupied in 2010 being vacant in 2011. In addition, the 2010 results include the operations of two additional properties that were disposed of during the fourth quarter of 2010.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
Critical Accounting Policies and Estimates
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recently Issued Accounting Standards
See Item 1. Financial Statements — Note 2.
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
The fair value of our debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $20,873,000 and $22,042,000 at March 31, 2011 and December 31, 2010, respectively.
The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at March 31, 2011 (in thousands):

	Change in LIBOR(2)
	-0.24%	1%	2%	3%

Change in consolidated interest expense	$(82)	$339	$677	$1,016
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(18)	76	232	416

(Increase) decrease in net income	$(100)	$415	$909	$1,432

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty equity investment. The amount does not reflect our equity investment in Concord which has been written down to zero.

(2)	The one-month LIBOR rate at March 31, 2011 was 0.24%.
We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, as of March 31, 2011 and December 31, 2010 our variable rate loan assets with a face value aggregating $39,924,000 and $53,922,000, respectively, partially mitigate our exposure to change in interest rates.
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
As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2011.

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
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
FORM 10-Q MARCH 31, 2011
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust
Date: May 6, 2011	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: May 6, 2011	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011
EXHIBIT INDEX

Page
Exhibit	Description	Number
3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 — Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	—

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 — Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	—

3.3	Amendment to By-laws — Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	—

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust — Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 — Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	—

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) — Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	—

4.5	Amendment No. 1 to Series B-1 Certificate of Designations — Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	—

4.6	Certificate of Designations for Series C Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest — Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 2, 2009.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	—

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement — Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	—

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	—

10.5	Exclusivity Services Agreement between the Trust and Michael L. Ashner — Incorporated	—

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011

Page
Exhibit	Description	Number

by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.

10.6	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 — Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	—

10.7	Covenant Agreement between the Trust and FUR Investors, LLC — Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	—

10.8	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	—

10.9	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	—

10.10	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	—

10.11	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	—

10.12	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein — Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	—

10.13	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein — Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	—

10.14	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	—

10.15	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 — Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	—

10.16	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan — Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	—

10.17	Form of Series B-1 and Series C Preferred Share Purchase Agreement, dated November 1, 2009 — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 2, 2009.	—

10.18	Investor Rights Agreement (Series C Preferred Shares), dated November 1, 2009, between Winthrop Realty Trust and the investors party thereto — Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 2, 2009.	—

10.19	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association — Incorporated by reference to Exhibit 10.19 to the Trust’s 10-K filed March 16, 2011.	—

WINTHROP REALTY TRUST
FORM 10-Q MARCH 31, 2011

Page
Exhibit	Description	Number
10.20	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association — Incorporated by reference to Exhibit 10.20 to the Trust’s Form 10-K filed March 16, 2011.	—

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* filed herewith