Form 10-Q
period 2011-06-30
Winthrop Realty Trust
filed 2011-08-09
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2). Yes ☐ No ☑
As of August 1, 2011 there were 32,958,778 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.	3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2011 and June 30, 2010	4

Consolidated Statements of Equity for the Six Months Ended June 30, 2011 and June 30, 2010	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosure about Market Risk	47

Item 4. Controls and Procedures	47

Part II. Other Information

Item 6. Exhibits	48

Signatures	49

Exhibit Index	50

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1. Financial Information
WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)	(unaudited)
ASSETS
Investments in real estate, at cost
Land	$36,495	$37,142
Buildings and improvements	273,964	271,357

	310,459	308,499
Less: accumulated depreciation	(40,168)	(36,232)

Investments in real estate, net	270,291	272,267

Cash and cash equivalents	51,344	45,257
Restricted cash held in escrows	9,152	8,593
Loans receivable, net	153,437	110,395
Accounts receivable, net of allowances of $453 and $262, respectively	14,110	12,402
Securities carried at fair value	7,613	33,032
Loan securities carried at fair value	5,418	11,981
Preferred equity investments	10,155	4,010
Equity investments	95,169	81,937
Lease intangibles, net	24,681	26,821
Deferred financing costs, net	1,346	1,158
Assets held for sale	3,702	2,275

TOTAL ASSETS	$646,418	$610,128

LIABILITIES
Mortgage loans payable	$210,751	$230,443
Series B-1 Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference; 852,000 shares authorized and outstanding at June 30, 2011 and December 31, 2010	21,300	21,300
Secured financing	15,150	—
Revolving line of credit	—	25,450
Accounts payable and accrued liabilities	12,322	12,557
Dividends payable	5,385	4,431
Deferred income	1,016	150
Below market lease intangibles, net	2,312	2,696
Liabilites of held for sale assets	620	33

TOTAL LIABILITIES	268,856	297,060

COMMITMENTS AND CONTINGENCIES

NON-CONTROLLING REDEEMABLE PREFERRED INTEREST
Series C Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference, 144,000 shares authorized and outstanding at June 30, 2011 and December 31, 2010	3,221	3,221

Total non-controlling redeemable preferred interest	3,221	3,221

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Common Shares, $1 par, unlimited shares authorized; 32,897,554 and 27,030,186 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	32,898	27,030
Additional paid-in capital	626,472	569,586
Accumulated distributions in excess of net income	(299,721)	(300,782)
Accumulated other comprehensive loss	—	(63)

Total Winthrop Realty Trust Shareholders’ Equity	359,649	295,771
Non-controlling interests	14,692	14,076

Total Equity	374,341	309,847

TOTAL LIABILITIES AND EQUITY	$646,418	$610,128

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rents and reimbursements	$11,234	$9,435	$22,220	$18,755
Interest, dividends and discount accretion	5,094	3,590	14,766	6,799

	16,328	13,025	36,986	25,554

Expenses
Property operating	3,987	1,818	8,032	3,767
Real estate taxes	1,087	340	2,342	1,060
Depreciation and amortization	3,312	2,371	6,793	4,671
Interest	3,963	3,666	8,576	7,317
General and administrative	2,758	1,916	5,282	3,823
State and local taxes	48	85	77	99

	15,155	10,196	31,102	20,737

Other income (loss)
Earnings from preferred equity investments	158	85	241	168
Equity in income (loss) of equity investments	2,875	(392)	1,520	(919)
Realized gain on sale of securities carried at fair value	7	78	131	773
Unrealized (loss) gain on securities carried at fair value	(723)	(750)	163	1,790
Unrealized gain on loan securities carried at fair value	34	3,625	2,847	3,012
Interest income	443	40	536	77

	2,794	2,686	5,438	4,901

Income from continuing operations	3,967	5,515	11,322	9,718

Discontinued operations
Income (loss) from discontinued operations	90	(764)	137	(517)

Consolidated net income	4,057	4,751	11,459	9,201
Income attributable to non-controlling interest	(329)	(175)	(533)	(420)

Net income attributable to Winthrop Realty Trust	3,728	4,576	10,926	8,781
Income attributable to non-controlling redeemable preferred interest	(58)	(58)	(117)	(171)

Net income attributable to Common Shares	$3,670	$4,518	$10,809	$8,610

Comprehensive income
Consolidated net income	$4,057	$4,751	$11,459	$9,201
Change in unrealized gain on available for sale securities	—	(5)	—	2
Change in unrealized gain on interest rate derivative	—	(28)	63	12

Comprehensive income	$4,057	$4,718	$11,522	$9,215

Per Common Share data — Basic
Income from continuing operations	$0.11	$0.25	$0.36	$0.44
Loss from discontinued operations	—	(0.04)	—	(0.03)

Net income attributable to Winthrop Realty Trust	$0.11	$0.21	$0.36	$0.41

Per Common Share data — Diluted
Income from continuing operations	$0.11	$0.25	$0.36	$0.44
Loss from discontinued operations	—	(0.04)	—	(0.03)

Net income attributable to Winthrop Realty Trust	$0.11	$0.21	$0.36	$0.41

Basic Weighted-Average Common Shares	32,573	21,175	29,841	20,888

Diluted Weighted-Average Common Shares	32,574	21,177	29,842	21,412

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except per share data)

				Accumulated	Accumulated
	Common Shares of		Additional	Distributions	Other	Non-
	Beneficial Interest		Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Capital	Net Income	Income	Interests	Total
Balance, December 31, 2010	27,030	$27,030	$569,586	$(300,782)	$(63)	$14,076	$309,847

Net income attributable to Winthrop Realty Trust	—	—	—	10,926	—	—	10,926
Net income attributable to non-controlling interests	—	—	—	—	—	533	533
Distributions to non-controlling interests	—	—	—	—	—	(194)	(194)
Contributions from non-controlling interests	—	—	—	—	—	277	277
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	(9,748)	—	—	(9,748)
Dividends paid or accrued on Series C Preferred Shares ($0.8125 per share)	—	—	—	(117)	—	—	(117)
Change in unrealized gain on interest rate derivatives	—	—	—	—	63	—	63
Net proceeds from Common Shares offering	5,750	5,750	55,636	—	—	—	61,386
Shares issued pursuant to dividend reinvestment plan	118	118	1,250	—	—	—	1,368

Balance, June 30, 2011	32,898	$32,898	$626,472	$(299,721)	$—	$14,692	$374,341

Balance, December 31, 2009	20,375	$20,375	$498,118	$(301,317)	$(87)	$12,111	$229,200

Net income attributable to Winthrop Realty Trust	—	—	—	8,781	—	—	8,781
Net income attributable to non-controlling interests	—	—	—	—	—	420	420
Distributions to non-controlling interests	—	—	—	—	—	(200)	(200)
Contributions from non-controlling interests	—	—	—	—	—	519	519
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	(6,877)	—	—	(6,877)
Dividends paid or accrued on Series C Preferred Shares ($0.8125 per share)	—	—	—	(171)	—	—	(171)
Change in unrealized gain on available for sale securities	—	—	—	—	2	—	2
Change in unrealized gain on interest rate derivatives	—	—	—	—	12	—	12
Conversion of Series C Preferred Shares to Common Shares	714	714	8,234	—	—	—	8,948
Shares issued pursuant to dividend reinvestment plan	92	92	1,088	—	—	—	1,180

Balance, June 30, 2010	21,181	$21,181	$507,440	$(299,584)	$(73)	$12,850	$241,814

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$11,459	$9,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	4,629	3,307
Amortization of lease intangibles	2,337	1,369
Straight-lining of rental income	(709)	708
Loan discount accretion	(8,793)	(3,742)
Discount accretion received in cash	8,540	—
Earnings of preferred equity investments	(241)	(168)
Distributions of income from preferred equity investments	60	229
(Income) losses of equity investments	(1,520)	919
Distributions of income from equity investments	3,813	2,254
Restricted cash held in escrows	1,359	1,656
Gain on sale of securities carried at fair value	(131)	(773)
Unrealized gain on securities carried at fair value	(163)	(1,790)
Unrealized gain on loan securities carried at fair value	(2,847)	(3,012)
Tenant leasing costs	(581)	(2,349)
Impairment loss on real estate held for sale	—	1,000
Bad debt expense (recovery)	191	(250)
Net change in interest receivable	(161)	(113)
Net change in accounts receivable	(1,131)	2,116
Net change in accounts payable and accrued liabilities	1,068	1,307

Net cash provided by operating activities	17,179	11,869

Cash flows from investing activities
Investments in real estate	(4,139)	(1,753)
Investment in equity investments	(59,562)	(12,873)
Investment in preferred equity investments	(3,942)	—
Proceeds from sale of equity investments	6,000	—
Return of capital distribution from equity investments	26,130	—
Purchase of securities carried at fair value	(568)	(1,856)
Proceeds from sale of securities carried at fair value	26,281	13,174
Proceeds from sale of available for sale securities	—	205
Proceeds from payoff of loan securities	8,748	—
Restricted cash held in escrows	(1,417)	(2,171)
Issuance and acquisition of loans receivable	(44,161)	(26,451)
Proceeds from sale of loans receivable	—	3,000
Collection of loans receivable	12,717	12
Deposits on acquisition of loans receivable	—	(4,100)

Net cash used in investing activities	(33,913)	(32,813)

Cash flows from financing activities
Proceeds from mortgage loans payable	11,000	—
Principal payments of mortgage loans payable	(30,692)	(3,392)
Proceeds from revolving line of credit	27,324	—
Payment of revolving line of credit	(52,774)	—
Proceeds from note payable	15,150	—
Restricted cash held in escrows	(501)	1,446
Deferred financing costs	(612)	(164)
Contribution from non-controlling interest	277	519
Distribution to non-controlling interest	(194)	(200)
Issuance of Common Shares through offering	61,386	—
Issuance of Common Shares under Dividend Reinvestment Plan	1,368	1,180
Dividend paid on Common Shares	(8,794)	(6,746)
Dividend paid on Series C Preferred Shares	(117)	(279)

Net cash provided by (used in) financing activities	22,821	(7,636)

(Continued on next page)
See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, continued)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)

Net increase (decrease) in cash and cash equivalents	6,087	(28,580)
Cash and cash equivalents at beginning of period	45,257	66,493

Cash and cash equivalents at end of period	$51,344	$37,913

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,865	$7,216

Taxes paid	$47	$98

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$5,346	$3,442

Dividends accrued on Series C Preferred Shares	$39	$39

Capital expenditures accrued	$172	$165

Transfer from loan securities	$662	$—

Loan receivable	$(11,184)	$—

Transfer bridge loan to preferred equity investments	$(2,022)	$—

Transfer Marc Realty seller financing from equity investments	$12,544	$—

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
1.	Organization
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
2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.
The accompanying unaudited consolidated financial statements represent the consolidated results of Winthrop, its wholly-owned taxable REIT subsidiary, WRT TRS Management Corp., and the Operating Partnership. All majority-owned subsidiaries and affiliates over which the Trust has financial and operating control and variable interest entities (“VIE’s”) in which the Trust has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Trust accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Trust’s share of the earnings of these joint ventures and companies is included in consolidated net income.
Reclassifications
Certain prior year balances have been reclassified in order to conform to the current year presentation. Discontinued operations for the three and six month periods ended June 30, 2011 include the Trust’s properties in Lafayette, Louisiana, Knoxville, Tennessee, and St. Louis, Missouri. Discontinued operations for the three and six month periods ended June 30, 2010 also include the Trust’s properties in Athens, Georgia and Sherman, Texas which were disposed of in 2010.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Out of Period Adjustments
During the quarter ended June 30, 2010, the Trust identified an error in its year ended December 31, 2009 allocation of fair value attributable to the building component of its Athens, Georgia property which was assessed for impairment in connection with its reclassification as held for sale and its presentation in discontinued operations. As a result, net loss was understated by approximately $700,000 for the year ended December 31, 2009. The Trust determined that this amount was not material to the year ended December 31, 2009 or to the three and six months ended June 30, 2010. As such, a charge of approximately $700,000 was recorded in the consolidated statement of operations within discontinued operations as an out of period adjustment in the second quarter of 2010. There was no impact on cash flow from operations.
Investments in Real Estate
Real estate assets are stated at historical cost. Expenditures for repairs and maintenance are expensed as incurred. Significant renovations that extend the useful life of the properties are capitalized. Depreciation for financial reporting purposes is computed using the straight-line method.
Upon the acquisition of real estate, the Trust assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles) and acquired liabilities. The Trust allocates purchase price based on these assessments.
Real estate investments and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When evaluating the carrying amount, the Trust considers the future undiscounted cash flows expected to result from the use and the eventual disposition of the property. Undiscounted cash flows are used to assess recoverability and when warranted, discounted cash flows are used to assess fair value. Cash flow assumptions include market rental rates, lease terms, lease up costs and operating expenses during the hold period as well as proceeds expected to result from the disposition of the property.
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
FORM 10-Q JUNE 30, 2011
The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic
Income from continuing operations	$3,967	$5,515	$11,322	$9,718
Income attributable to non-controlling interest	(329)	(175)	(533)	(420)
Preferred dividend of Series C Preferred Shares	(58)	(58)	(117)	(171)

Income from continuing operations applicable to Common Shares	3,580	5,282	10,672	9,127
Income (loss) from discontinued operations	90	(764)	137	(517)

Net income applicable to Common Shares for earnings per share purposes	$3,670	$4,518	$10,809	$8,610

Basic weighted-average Common Shares	32,573	21,175	29,841	20,888

Income from continuing operations	$0.11	$0.25	$0.36	$0.44
Income (loss) from discontinued operations	—	(0.04)	—	(0.03)

Net income per Common Share	$0.11	$0.21	$0.36	$0.41

Diluted
Income from continuing operations	$3,967	$5,515	$11,322	$9,718
Income attributable to non-controlling interest	(329)	(175)	(533)	(420)
Preferred dividend of Series C Preferred Shares	(58)	(58)	(117)	—

Income from continuing operations applicable to Common Shares	3,580	5,282	10,672	9,298
Income from discontinued operations	90	(764)	137	(517)

Net income applicable to Common Shares for earnings per share purposes	$3,670	$4,518	$10,809	$8,781

Basic weighted-average Common Shares	32,573	21,175	29,841	20,888
Series B-1 Preferred Shares (1)	—	—	—	—
Series C Preferred Shares (2)	—	—	—	522
Stock options (3)	1	2	1	2

Diluted weighted-average Common Shares	32,574	21,177	29,842	21,412

Income from continuing operations	$0.11	$0.25	$0.36	$0.44
Income from discontinued operations	—	(0.04)	—	(0.03)

Net income per Common Share	$0.11	$0.21	$0.36	$0.41

(1)
The Series B-1 Preferred Shares were anti-dilutive for the three and six months ended June 30, 2011 and 2010 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)
The Series C Preferred Shares were anti-dilutive for the three and six months ended June 30, 2011 and the three months ended June 30, 2010 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share. The Series C Preferred Shares were dilutive for the six months ended June 30, 2010.

(3)	The Trust’s outstanding stock options were dilutive for the three and six months ended June 30, 2011 and 2010.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Recently Issued Accounting Standards
In April 2011 the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (an “Update”) that provides clarification on which loan modifications meet the criteria to be treated as Troubled Debt Restructurings (“TDR’s”) under Topic 310. The guidance is intended to improve financial reporting by creating greater consistency in the way GAAP is applied for various TDRs by reaffirming the requirements and clarifying the criteria that creditors should use in evaluating whether a restructuring constitutes a TDR. The guidance is effective for interim and/or annual periods beginning on or after June 15, 2011, and early application is permitted. The Trust has adopted this standard which did not have a material impact on its consolidated financial statements.
In May 2011 the FASB issued an Update to Topic 820, Fair Value Measurements which results in changes to common fair value measurement and disclosure requirements. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Certain amendments in this update clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change requirements for measuring fair value or for disclosing information about fair value measurements. This amendment will be effective for the Trust beginning with the first reporting period of 2012. The Trust has evaluated this amendment and does not anticipate its adoption will have a material impact on its consolidated financial statements.
In June 2011 the FASB issued an Update that amends Topic 220, Comprehensive Income. In this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These changes apply to both annual and interim financial statements and shall be applied retrospectively. This amendment will be effective for the Trust beginning with the first reporting period of 2012. The Trust has evaluated this amendment and does not anticipate its adoption will have a material impact on its consolidated financial statements.
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

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Recurring Measurements
The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
Recurring Basis	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Securities carried at fair value	$7,613	$—	$—	$7,613
Loan securities carried at fair value	—	—	5,418	5,418

	$7,613	$—	$5,418	$13,031

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
Recurring Basis	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Securities carried at fair value	$33,032	$—	$—	$33,032
Loan securities carried at fair value	—	—	11,981	11,981

	$33,032	$—	$11,981	$45,013

Liabilities
Derivative liabilities	$—	$63	$—	$63

The table below includes a roll forward of the balance sheet amounts from January 1, 2011 to June 30, 2011, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities
Carried at Fair
Six Months Ended June 30, 2011	Value
(in thousands)

Fair value, January 1, 2011	$11,981
Sales	(662)
Payoff at par	(8,748)
Unrealized gain, net	2,847

Fair value, June 30, 2011	$5,418

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Non-Recurring Measurements
Equity Investments
Equity investments are assessed for other-than-temporary impairment. The determination of fair value of equity investments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates. The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions used in this analysis include the discount rate and terminal capitalization rate used in the income capitalization valuation. The Trust has determined that the significant inputs used to value its Sealy equity investments fall within Level 3. The Trust recognized other-than-temporary impairment losses of $3,800,000 on these investments during the three and six months ended June 30, 2011.
The table below presents as of June 30, 2011 the Trust’s equity method investments measured at fair value according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable Inputs	Unobservable
Non-Recurring Basis	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total

Equity investments	$—	$—	$8,723	$8,723

	$—	$—	$8,723	$8,723

Fair Value Option
The current accounting guidance for fair value measurement provides a fair value option election that allows companies to irrevocably elect fair value as the measurement for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made are recognized in earnings on a quarterly basis based on the then market price regardless of whether such assets or liabilities have been disposed of at such time. The fair value option guidance permits the fair value option election to be made on an instrument by instrument basis when it is initially recorded or upon an event that gives rise to a new basis of accounting for that asset or liability. The Trust elected the fair value option for all loan securities and REIT securities.
For the three months ended June 30, 2011, the Trust recognized net unrealized losses of $689,000 and for the six months ended June 30, 2011 net unrealized gains of $3,010,000. For the three and six months ended June 30, 2010, the Trust recognized net unrealized gains of $2,875,000 and $4,802,000, respectively. The change in fair value of the securities is recorded as an unrealized gain or loss in the Trust’s statement of operations. Income related to securities carried at fair value is recorded as interest and dividend income.
The following table presents as of June 30, 2011 and December 31, 2010 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	June 30, 2011	December 31, 2010

Assets
Securities carried at fair value:
REIT Preferred shares	$4,333	$28,547
REIT Common shares	3,280	4,485

Loan securities carried at fair value	5,418	11,981

	$13,031	$45,013

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
The table below presents as of June 30, 2011 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at	Amount Due
	June 30, 2011	Upon Maturity	Difference
Assets
Loan securities carried at fair value	$5,418	$7,494	$2,076

	$5,418	$7,494	$2,076

4.	Financing, Acquisition and Disposition Activities
Financing Activities
Public Offering — On April 6, 2011, the Trust closed a public offering of 5,750,000 Common Shares at a price of $11.25 per share before underwriters discount and received net proceeds of approximately $61,386,000. A portion of the proceeds were utilized to pay down the Trust’s revolving line of credit.
Sealy Northwest Atlanta Loan - On June 23, 2011 the Trust made a $20,641,000 bridge loan to its Sealy Northwest Atlanta joint venture which holds a 471,952 square foot flex-office complex in Marietta, GA. The Trust’s bridge loan enabled the joint venture to satisfy its $28,750,000 first mortgage loan at a discounted payoff amount of $20,500,000. The bridge loan bears interest at 8% per annum and matures on November 1, 2011. The joint venture is currently negotiating with a third party lender and expects to secure replacement financing prior to November 1, 2011.
Acquisition Activities
450 West 14th Street / 446 High Line LLC Investment — On May 13, 2011, the Trust committed to invest up to $15,000,000 for a preferred equity interest in the entity that holds the leasehold interest in a newly constructed 73% pre-leased 102,000 square foot retail and office property located on the High Line at 450 West 14th Street, New York, New York. The investment is subject to a $54,000,000 first mortgage loan. As of June 30, 2011 the Trust has invested a total of $5,965,000. The Trust accounts for this investment as a preferred equity investment.
Magazine Mezzanine Loan — On June 1, 2011, the Trust acquired from Concord Debt Holdings LLC (“Concord”) for a purchase price of $17,525,000 a $20,000,000 senior mezzanine loan collateralized by a pledge of the equity interest in six cross-collateralized, cross-defaulted apartment communities, totaling 2,106 units located in Orlando, Sarasota, Bradenton and Palm Beach Gardens, Florida. The loan is subordinate to $120,000,000 of senior debt, is currently paying one month LIBOR plus 123 basis points and is scheduled to mature on July 9, 2012. The Trust accounts for this investment as a loan receivable.
Sofitel / LW Sofi LLC Investment — On June 2, 2011, the Trust entered into a 50/50 joint venture with Lexington Realty Trust (“Lexington”) named LW SOFI LLC (“LW SOFI”). The Trust and Lexington each contributed approximately $5,760,000 to LW SOFI. On June 3, LW SOFI acquired from Concord for approximately $11,520,000, 100% of the economic rights and obligations in a $71,530,000 mezzanine loan collateralized by an interest in the Sofitel hotel in New York City. The loan is interest only, bears interest at LIBOR plus 185 basis points and matures on February 1, 2012. The loan is encumbered by a $56,090,000 repurchase obligation that charges interest at a variable interest rate of 1-month LIBOR plus 100 basis points and matures on December 31, 2012. The Trust accounts for this investment using the equity method of accounting.
Vintage Housing Holdings LLC Investment- On March 8, 2011, the first stage of the Vintage Housing Holdings LLC (“Vintage”) transaction closed pursuant to which the Trust acquired developer fees and advances receivable owed by real estate partnerships for a purchase price of $7,000,000. On June 24, 2011, the Trust closed on the second phase of its Vintage transaction to acquire for $18,200,000, plus a contribution of its previously purchased receivables, an effective 75% interest in the Vintage venture entitling the Trust to a 12% preferred return from current cash flow. Vintage owns general partnership interests and certain developer fees and advances receivable from partnerships owning 25 multifamily and senior housing properties comprising approximately 4,200 units located primarily in the Pacific Northwest and California. The Trust accounts for its investment in Vintage using the equity method of accounting.
Sorin / RE CDO Management Investment — On June 29, 2011, the Trust entered into a new joint venture with Gotham Hotel Funding LLC, an affiliate of Atrium Holding Company (“Atrium”), named RE CDO Management LLC (“RE CDO”). The Trust and Atrium each contributed approximately $1,250,000 to RE CDO which purchased certain collateral management agreements and subordinated interests related to two collateralized debt obligation entities that hold loans and loan securities. The Trust accounts for this investment using the equity method of accounting.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Disposition Activity
Marc Realty — On June 1, 2011 the Trust sold to its partner, Marc Realty, for $18,544,000 its equity interest in three properties in its Marc Realty Portfolio (8 South Michigan, 11 East Adams and 29 East Madison). The purchase price was paid $6,000,000 in cash and $12,544,000 in aggregate secured promissory notes which each bear interest at 8% per annum, require payments of interest only and mature on May 31, 2016. Pursuant to the guidance for sales of real estate, the Trust has deferred recognition of the gain of $385,000.
Loan Asset Repayments
Lakeside Eagle Loans — In May 2011 the Trust received repayments on its two non-performing first mortgage loans acquired on March 22, 2011 which the Trust owned through its Lakeside Eagle LLC joint venture with Retail Opportunity Investments Corporation. The Trust received repayments totaling $18,650,000 on its $18,093,000 investment which represented its pro-rata share of the equity investment.
Gotham Hotel Loan — On May 24, 2011 the Trust received repayment on its performing first mortgage loan acquired on February 23, 2011 which the Trust owned through its WRT-46th Street Gotham LLC joint venture with Atrium. The Trust received repayment of $8,638,000 on its $8,037,000 investment which represented its pro-rata share of the equity investment.
Siete Square Loan — On June 9, 2011 the borrower on the Trust’s Sub-Participation B Interest with a carrying amount of $2,500,000 exercised its discount payoff option and repaid the loan in full. The performing loan asset was originally acquired in June 2009 for $2,460,000.
CDH CDO LLC — During the quarter ended June 30, 2011 CDH CDO LLC made various repayments satisfying approximately $3,450,000 on its loan payable to the Trust. As of June 30, 2011 the loan had a balance of $742,000.
Foreclosure Activity
Cypress Pointe Apartments — On April 6, 2011, the Trust was admitted as a member in an entity that holds an approximately $2,500,000 non-performing junior mezzanine loan indirectly secured by a 194 unit apartment complex located in Jacksonville, Florida. The loan matured on March 30, 2011 and the venture commenced foreclosure on its collateral. The Trust currently accounts for its participation in the venture on the equity method of accounting. The Trust has not yet funded any amounts to this venture and consequently the investment balance is currently zero.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
5.	Loans Receivable
The Trust’s loans receivable at June 30, 2011 and December 31, 2010 are as follows (in thousands):

			Carrying Amount		Contractual
		Stated	June 30,	December 31,	Maturity
Description	Loan Position	Interest Rate	2011	2010	Date

Beverly Hilton (1)	B-Note	Libor + 1.74%	$9,590	$7,899	08/09/11
Sealy Northwest Atlanta (1)	Whole Loan	8.0%	20,678	—	11/01/11
Westwood (1)	Whole Loan	11.00%	3,637	3,500	10/31/11
Metropolitan Tower	B-Note	Libor + 1.51%	—	10,312
Moffett Towers (1)	B-Note	Libor + 6.48%	23,099	21,752	01/31/12
Siete Square	B-Note	10.37%	—	2,488
160 Spear	B-Note	9.75% (2)	8,662	6,674	06/09/12
160 Spear	Mezzanine	15.00%	4,844	3,029	06/09/12
Magazine (1)	Mezzanine	Libor + 1.23%	17,712	—	07/09/12
Legacy Orchard (1)	Whole Loan	15.00%	9,750	9,750	10/31/14
San Marbeya (1)	Whole Loan	5.88%	26,748	26,966	01/01/15
CDH CDO LLC	Unsecured	12.00%	742	3,498	12/30/15
Rockwell	Mezzanine	12.00%	262	255	05/01/16
Marc 8 South Michigan (1)	Mezzanine	8.0%	4,942	—	05/31/16
Marc 11 East Adams (1)	Mezzanine	8.0%	2,280	—	05/31/16
Marc 29 East Madison (1)	Mezzanine	8.0%	5,405	—	05/31/16
500-512 7th Ave	B-Note	7.19%	9,962	9,954	07/11/16
180 N. Michigan (1)	Mezzanine	8.50% (3)	2,617	1,862	12/31/16
Wellington Tower	Mezzanine	6.79%	2,507	2,456	07/11/17

			$153,437	$110,395

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

(2)
The Trust holds a B note in this loan. Interest on the B note equals the difference between (i) interest on the entire outstanding loan principal balance ($73,796 at June 30, 2011) at a rate of 6.48215% per annum less (ii) interest payable on the outstanding principal balance of the A note ($35,000 at June 30, 2011) at a rate of 9.75% per annum. As a result, the effective yield on the Trust’s $3,410 cash investment is 40.8%.

(3)	Represents tenant improvement and capital expenditure loans collateralized by a subordinate mortgage or the ownership interests in the owner of the applicable property.
The carrying amount of loans receivable includes accrued interest of $697,000 and $558,000 at June 30, 2011 and December 31, 2010, respectively, and cumulative accretion of $10,056,000 and $9,803,000 at June 30, 2011 and December 31, 2010, respectively. The fair value of the Trust’s loans receivable, exclusive of interest receivables was approximately $165,527,000 and $114,477,000 at June 30, 2011 and December 31, 2010, respectively.
As of June 30, 2011, the weighted average coupon on our loans receivable was 6.06% and the weighted average yield to maturity was 12.55%.
With the exception of the San Marbeya loan receivable, none of the loans receivable are directly financed. On January 14, 2011, the Trust restructured the San Marbeya first mortgage loan to create a $15,150,000 senior participation which bears interest at 4.85% and a $15,744,000 junior participation which bears interest at 6.4%. The Trust accounts for the loan participation as a secured borrowing.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
The following table summarizes the Trust’s interest, dividend and discount accretion income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest, dividends and discount accretion detail:
Interest on loan assets	$2,687	$836	$5,397	$1,557
Accretion of loan discount	2,289	2,001	8,793	3,742
Interest and dividends on REIT securities	118	753	576	1,500

Total interest, dividends, and discount accretion	$5,094	$3,590	$14,766	$6,799

At June 30, 2011, the Trust’s loan receivables have accretable discount yet to be recognized as income totaling $13,008,000.
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
The table below summarizes the Trust’s loans receivable by internal credit rating at June 30, 2011 (in thousands, except for number of loans).

		Carrying
		Value of
	# of	Loans	# of	Whole	# of		# of	Mezzanine
Internal Credit Quality	Loans (1)	Receivable	Loans	Loans	Loans	B-Notes	Loans	Loans

Greater than zero	14	$127,089	4	$60,813	3	$28,213	7	$38,063
Equal to zero	2	25,606		—	1	23,099	1	2,507
Less than zero	—	—		—		—		—

Subtotal	16	$152,695	4	$60,813	4	$51,312	8	$40,570

(1)
The Trust holds unsecured loans at June 30, 2011 not included above that have a carrying amount of $742. During the three months ended June 30, 2011, the Trust received payments of $3,420 on its unsecured loans and the balance was repaid during the third quarter of 2011.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Non Performing Loans
The Trust considers a loan to be non-performing and places loans on non-accrual status at such time as management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. If and when a loan is brought back into compliance with its contractual terms, the Trust will resume accrual of interest. As of June 30, 2011 and December 31, 2010, there were no past due payments. There was no provision for loan loss recorded during the three and six month periods ended June 30, 2011 and 2010.
Loan Receivable Activity
Activity related to loans receivable is as follows (in thousands):

	January 1, 2011 to	January 1, 2010 to
	June 30, 2011	December 31, 2010
Balance at beginning of period	$110,395	$26,101
Purchase and advances	44,161	122,301
Proceeds from sale	—	(12,876)
Interest (received) accrued, net	161	361
Repayments	(12,717)	(15,064)
Loan accretion	8,793	8,782
Discount accretion received in cash	(8,540)	—
Transfer from loan securities	662	—
Transfer foreclosed loans to investment in real estate	—	(19,210)
Transfer Marc Realty seller financing from equity investments	12,544	—
Transfer 450 W 14th St bridge loan to preferred equity investments	(2,022)	—

Balance at end of period	$153,437	$110,395

In addition to our initial purchase price of certain loans, we have future funding requirements. At June 30, 2011 we had future funding requirements pursuant to two loans receivable totaling approximately $2,783,000.
6.	Securities Carried at Fair Value
Securities carried at fair value are summarized in the table below (in thousands):

	June 30, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value

REIT Preferred shares	$2,067	$4,333	$15,757	$28,547
REIT Common shares	2,935	3,280	3,590	4,485

	5,002	7,613	19,347	33,032

Loan securities	1,661	5,418	7,574	11,981

	$6,663	$13,031	$26,921	$45,013

During the three and six months ended June 30, 2011, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $15,114,000 and $35,029,000 respectively. The gross realized gains on these sales and payoffs totaled approximately $7,000 and $131,000, in the three and six months ended June 30, 2011, respectively.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
During the three and six months ended June 30, 2010, available for sale securities, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $1,767,000 and $13,174,000 respectively. The gross realized gains on these sales and payoffs totaled approximately $78,000 and $773,000, in the three and six months ended June 30, 2010, respectively.
For purpose of determining gross realized gains, the cost of securities is based on specific identification.
For the six months ended June 30, 2011, the Trust recognized net unrealized gains on available for sale securities, securities carried at fair value and loan securities carried at fair value of $3,010,000, as the result of the change in fair value of the financial assets for which the fair value option was elected. For the three months ended June 30, 2011, the Trust recognized net unrealized losses of $689,000.
For the three and six months ended June 30, 2010, the Trust recognized net unrealized gains on available for sale securities, securities carried at fair value and loan securities carried at fair value of $2,875,000, and $4,802,000 respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.
7.	Equity Investments
The Trust’s equity investments consist of the following at June 30, 2011 and December 31, 2010 (in thousands):

		Nominal % Ownership	June 30,	December 31,
Venture Partner	Equity Investment	at June 30, 2011	2011	2010

Marc Realty (1) (2)	8 South Michigan LLC	N/A	$—	$7,087
Marc Realty (1) (2)	11 East Adams Street LLC	N/A	—	3,223
Marc Realty (1) (2)	29 East Madison Street LLC	N/A	—	7,720
Marc Realty (2)	Michigan 30 LLC	50.0%	12,126	12,080
Marc Realty (2)	Brooks Building LLC	50.0%	7,680	7,452
Marc Realty (2)	High Point Plaza LLC	50.0%	6,244	6,275
Marc Realty (2)	Salt Creek LLC	50.0%	2,254	2,344
Marc Realty (2)	1701 Woodfield LLC	50.0%	4,080	4,221
Marc Realty (2)	River Road LLC	50.0%	4,074	4,123
Marc Realty (2)	3701 Algonquin Road LLC	50.0%	2,820	2,931
Marc Realty (2)	Enterprise Center LLC	50.0%	2,827	3,018
Marc Realty (2)	900 Ridgebrook LLC	50.0%	1,630	1,676
Sealy (2)	Northwest Atlanta Partners LP	60.0%	4,119	2,479
Sealy (2)	Newmarket GP LLC	68.0%	4,604	6,647
Sealy	Airpark Nashville GP	50.0%	2,075	2,778
Inland/Lexington	Concord Debt Holdings LLC	33.3%	—	—
Inland/Lexington	CDH CDO LLC	33.3%	—	—
ROIC (2)	WRT-ROIC Riverside LLC	50.0%	7,883	7,883
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	9	—
Atrium Holding	WRT-46th Street Gotham LLC	50.0%	20	—
Atrium Holding (2)	RE CDO Management LLC	50.0%	1,250	—
Lexington (2)	LW-SOFI LLC	50.0%	6,022	—
VHH LLC (2)	Vintage Housing LLC	75.0%	25,452	—

			$95,169	$81,937

(1)
On June 1, 2011, the Trust sold its equity investments in 8 South Michigan LLC, 11 East Adams Street LLC and 29 East Adams Street LLC to affiliates of its venture partner for $18,544,000 resulting in a deferred gain of $385,000.

(2)
The Trust has determined that these equity investments are VIEs. The Trust has determined that it is not the primary beneficiary of these investments since the Trust does not have the power to direct the activities of the investments that most significantly impact the investments’ economic performance.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
The following table reflects the activity of the Trust’s equity investments for the period ended June 30, 2011 (in thousands):

	Balance at		Equity Income			Balance at
Venture Partner	December 31, 2010	Contributions	(loss)	Distributions	Sales	June 30, 2011

Marc Realty	$62,150	$1,222	$(120)	$(1,358)	$(18,159)	$43,735
Sealy	11,904	—	(856)	(250)	—	10,798
Inland/Lexington	—	—	479	(479)	—	—
ROIC	7,883	18,093	1,134	(19,218)	—	7,892
Atrium	—	9,287	621	(8,638)	—	1,270
Lexington	—	5,760	262	—	—	6,022
VHH LLC	—	25,452	—	—	—	25,452

Total	$81,937	$59,814	$1,520	$(29,943)	$(18,159)	$95,169

On June 23, 2011 the Trust’s Sealy Northwest Atlanta venture fully satisfied its $28,750,000 first mortgage loan plus accrued interest of approximately $1,083,000 (net of escrowed funds) for a negotiated discounted payoff amount of $20,500,000. As a result of the discounted payoff, the venture recognized approximately $9,203,000 of cancellation of debt income of which $5,522,000 was allocated to the Trust. The allocation of income effectively increases the carrying value of the Trust’s investment in the venture.
At June 30, 2011 the Trust determined that, as a result of current market conditions, including current occupancy levels, current rental rates and an increase in terminal capitalization rates, the fair value of its equity investments in Sealy Northwest Atlanta and Sealy Newmarket were below the carrying values. Accordingly, the Trust assessed whether this decline in value was other-than-temporary. In making this determination, the Trust considered the length of time which the decline has occurred, the length of time before an expected recovery and the lack of any comparables in the market. The Trust determined the fair value of its investments utilizing an unleveraged cash flow methodology with a 10 year hold period and an estimated terminal capitalization rate. The cash flows were then discounted using an estimated market rate. Based on the foregoing, all of which requires significant judgement, the Trust concluded that the declines in value were other-than-temporary, and the Trust recorded other-than-temporary impairment charges of $2,900,000 and $900,000 on its investments in Sealy Northwest Atlanta and Sealy Newmarket, respectively, during the three months ended June 30, 2011.
The summarized balance sheets of the Trust’s Sealy Northwest Atlanta investment are as follows (in thousands):

	June 30, 2011	December 31, 2010
ASSETS

Real estate, net	$31,426	$31,919
Cash and cash equivalents	166	289
Receivables & other	1,259	1,564

Total assets	$32,851	$33,772

LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY

Mortgage and notes payable	$20,641	$28,750
Other liabilities	514	892
Members’/partners’ equity	11,696	4,130

Total liabilities and members’/partners’ equity	$32,851	$33,772

Trust’s share of equity	$7,019	$2,479
Other-than-temporary impairment	(2,900)	—

Carrying value of Trust’s investment in Sealy Northwest	$4,119	$2,479

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
The summarized statements of operations of the Trust’s Sealy Northwest Atlanta investment are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$788	$756	$1,498	$1,518
Cancellation of debt income	9,203	—	9,203	—

Total revenue	9,991	756	10,701	1,518

Operating	263	223	440	445
Real estate taxes	91	100	182	200
Interest	781	417	1,911	829
Depreciation/amortortization	303	307	602	626

Total expenses	1,438	1,047	3,135	2,100

Net income(loss)	$8,553	$(291)	$7,566	$(582)

Trust’s share of net income(loss)	5,132	(175)	4,540	(349)
Other than temporary impairment	(2,900)	—	(2,900)	—

Income(loss) from equity in Northwest Atanta	$2,232	$(175)	$1,640	$(349)

In addition, the Trust has determined that the fair value of certain of its Marc Realty investments each marginally exceed their carrying values. While the ventures continue to aggressively market available space for lease and work with existing tenants for lease renewal, declines in occupancy could cause impairment of certain of the Trust’s Marc Realty ventures that could be material to the Trust’s results of operations.
On June 2, 2011 the Trust contributed approximately $5,760,000 to LW SOFI. On June 3, LW SOFI acquired from Concord for approximately $11,520,000, 100% of the economic rights and obligations in a $71,530,000 mezzanine loan. The loan is interest only, bears interest at LIBOR plus 185 basis points and matures on February 1, 2012. The loan is encumbered by a $56,090,000 repurchase obligation that charges interest at a variable interest rate of 1-month LIBOR plus 100 basis points and matures on December 31, 2012.
On June 24, 2011 the Trust closed on the second phase of its Vintage transaction to acquire an effective 75% interest in Vintage entitling the Trust to a 12% preferred return from current cash flow. Vintage owns general partnership interests and certain developer fees and advances receivable from partnerships owning 25 multifamily and senior housing properties comprising approximately 4,200 units located primarily in the Pacific Northwest and California with assets and liabilities at June 30, 2011 in excess of $310,000,000 and $230,000,000, respectively.
8.	Debt
Mortgage Loans Payable
The Trust had outstanding mortgage loans payable of $210,751,000 and $230,443,000 at June 30, 2011 and December 31, 2010, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by the applicable real estate of the Trust.
The Trust’s mortgage loans payable at June 30, 2011 and December 31, 2010 are as follows (in thousands):

		Spread Over	Interest Rate at	June 30,	December 31,
Location of Collateral	Maturity	LIBOR/Prime	June 30, 2011	2011	2010

Andover, MA	—	—	N/A	$—	$6,135
S. Burlington, VT	—	—	N/A	—	2,629
Various	—	—	N/A	—	19,002
Chicago, IL	Apr 2012	—	6.25%	8,900	9,100
Amherst, NY	Oct 2013	—	5.65%	15,901	16,116
Meriden, CT	Feb 2014	—	5.83%	23,875	23,875
Indianapolis, IN	Apr 2015	—	5.82%	4,207	4,245
Chicago, IL	Mar 2016	—	5.75%	20,672	20,828
Houston, TX	Apr 2016	—	6.30%	58,445	60,351
Lisle, IL (1)	Jun 2016	—	6.26%	23,773	23,905
Lisle, IL	Mar 2017	—	5.55%	5,600	5,600
Orlando, FL	Jul 2017	—	6.40%	38,396	38,657
Plantation, FL	Apr 2018	—	6.48%	10,982	—

				$210,751	$230,443

(1)
In July 2011, the Trust negotiated a $14,500,000 discounted payoff of the $23,773,000 first mortgage loan on its Lisle, Illinois properties which was scheduled to mature in June 2016. The payoff occurred on July 13, 2011.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Secured Financing
In January 2011 the Trust restructured the San Marbeya first mortgage loan receivable and transferred the senior participation at par. For financial reporting purposes, the transfer of the financial asset is accounted for as a financing rather than a sale. As of June 30, 2011, the secured financing has a carrying value of $15,150,000, bears interest at a rate of 4.85% and matures on January 1, 2015.
The fair value of the Trust’s mortgage loans payable, secured financing and revolving line of credit are less than their current carrying value by $20,248,000 and $22,042,000 at June 30, 2011 and December 31, 2010, respectively.
9.	Revolving Line of Credit
On March 3, 2011 the Trust amended its existing revolving line of credit with KeyBank. Under the modified terms the Trust can borrow on a revolving basis up to $50,000,000 with, subject to the satisfaction of certain conditions, the ability to increase the line up to $150,000,000. The revolving line of credit bears interest at Libor plus 3% and has a maturity date of March 3, 2014 with a one year option to extend the maturity date to March 3, 2015.
The Trust must comply with financial covenants on an ongoing basis. The covenants are tested as of the end of each quarter based upon results for the most recently ended quarter. The Trust was in compliance of its financial covenants under its revolving line of credit as of June 30, 2011.
The revolving credit line is recourse and as such is effectively collateralized by all of the Trust’s assets. The Trust has pledged certain unencumbered consolidated operating properties and loans receivable as the borrowing base for the revolving line of credit. The revolving credit line requires monthly payments of interest only. To the extent that the amounts outstanding under the facility are in excess of the borrowing base (as calculated), the Trust is required to make a principal payment to reduce such excess. The Trust may prepay from time to time without premium or penalty and re-borrow amounts prepaid.
The outstanding balance under the facility was $0 and $25,450,000 at June 30, 2011 and December 31, 2010. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $56,000 and $65,000 for the three and six months ended June 30, 2011, respectively and $22,000 and $44,000 for the three and six months ended June 30, 2010, respectively.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
10.	Common Shares
The following table sets forth information relating to sales of Common Shares during the six months ended June 30, 2011:

	Number of
Date of Issuance	Shares Issued	Price per Share	Type of Offering

January 15, 2011	58,161	$11.70	DRIP	(1)
April 6, 2011	5,750,000	11.25	Public Offering
April 15, 2011	59,207	11.63	DRIP

(1)	The Trust’s Dividend Reinvestment and Stock Purchase Plan.
11.	Discontinued Operations
In addition to the Trust’s properties in Athens, Georgia; Lafayette, Louisiana; Knoxville, Tennessee; and Sherman, Texas that were previously classified as discontinued operations, in January 2011 another retail property in St. Louis, Missouri has also been classified as discontinued operations. In February 2011 the Trust entered into agreements to sell the St. Louis, Missouri, and Knoxville, Tennessee properties, each subject to the respective buyer’s due diligence.
Results for discontinued operations for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues	$126	$271	$265	$566
Operating expenses	(36)	(4)	(126)	(21)
Depreciation and amortization	—	(31)	(2)	(62)
Impairment loss	—	(1,000)	—	(1,000)

Income from discontinued operations	$90	$(764)	$137	$(517)

12.	Commitments and Contingencies
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
Resolution of the pending litigation matter is uncertain. The Trust continues to actively manage and market the Churchill, Pennsylvania property for lease. The Trust continues to evaluate the property for impairment, which includes ongoing assessments of the recoverability of the Trust’s carrying value and monitoring of the fair value of the property. Currently, the Trust does not believe that the property is impaired. However, the recoverability of the Trust’s investment in the Churchill property could be negatively impacted by continued negative operating results or by the outcome of this litigation matter, resulting in the recognition of impairment charges in the future. Such amounts could be material to the Trust’s results of operations.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
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
The following table sets forth the fees and reimbursements paid by the Trust for the three and six months ended June 30, 2011 and 2010 to FUR Advisors and Winthrop Management (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Base Asset Management	$1,965	$1,169	$3,685	$2,193
WRP Sub-Management LLC Credit	—	(48)	—	(100)
Property Management	139	57	271	116
Construction Management	—	1	—	1

	$2,104	$1,179	$3,956	$2,210

Base Asset Management Fee
Effective January 1, 2010, the Advisory Agreement was amended so that the determination of the issuance price of Common Shares reverted back to the pre 2009 definition such that the quarterly fee is to be calculated as 1.5% of the actual issuance price of Common Shares instead of a fixed price for Common Shares issued prior to January 1, 2009. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by an unaffiliated third party to a venture managed by the Trust. The management fee paid by the Trust for third party equity contributions amounted to $14,000 and $22,000 for the three and six months ended June 30, 2011, respectively. There was no fee for third party equity contributions in 2010.
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

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
The following table summarizes the Trust’s assets by business segment for the periods ended June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010

Operating properties	$376,207	$373,142
Loan assets	182,944	134,269
REIT securities	7,613	33,032
Corporate
Cash and cash equivalents	51,344	45,257
Restricted cash	9,152	8,593
Straight line rent receivable	9,438	8,729
Other accounts receivable and prepaids	4,672	3,673
Deferred financing costs	1,346	1,158
Discontinued operations	3,702	2,275

Total Assets	$646,418	$610,128

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three and six months ended June 30, 2011 and June 30, 2010 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Operating Properties
Rents and reimbursements	$11,234	$9,435	$22,220	$18,755
Operating expenses	(3,987)	(1,818)	(8,032)	(3,767)
Real estate taxes	(1,087)	(340)	(2,342)	(1,060)
Equity in income (loss) of Sealy Northwest Atlanta	5,133	(174)	4,541	(349)
Equity in loss of Sealy Airpark Nashville	(256)	(224)	(453)	(433)
Equity in loss of Sealy Newmarket	(633)	(230)	(1,144)	(449)
Impairment loss on Sealy equity investment	(3,800)	—	(3,800)	—
Equity in (loss) income of Marc Realty investments	(175)	231	(120)	307

Operating income	6,429	6,880	10,870	13,004
Depreciation and amortization expense	(3,312)	(2,371)	(6,793)	(4,671)
Interest expense	(3,296)	(3,207)	(7,115)	(6,400)

Operating properties net income (loss)	(179)	1,302	(3,038)	1,933

Loan Assets
Interest and discount accretion	4,976	2,837	14,190	5,299
Equity in earnings of preferred equity investment of Marc Realty	85	85	168	168
Equity in earnings of preferred equity investment of 450 West 14th Street	73	—	73	—
Unrealized gain on loan securities carried at fair value	34	3,625	2,847	3,012
Equity in income of ROIC Riverside	234	5	468	5
Equity in income of ROIC Lakeside Eagle	922	—	666	—
Equity in income of 46th Street Gotham	709	—	621	—
Equity in income of Concord	479	—	479	—
Equity in income of LW SOFI	262	—	262	—

Operating income	7,774	6,552	19,774	8,484
General and administrative expense	(11)	(26)	(15)	(36)
Interest expense	(184)	—	(341)	—

Loan assets net income	7,579	6,526	19,418	8,448

REIT Securities
Interest and dividends	118	753	576	1,500
Gain on sale of securities carried at fair value	7	78	131	773
Unrealized (loss) gain on securities carried at fair value	(723)	(750)	163	1,790

REIT Securities Net operating income (loss)	(598)	81	870	4,063

Operating Segments Net Income	6,802	7,909	17,250	14,444

Reconciliations to GAAP Net Income:

Corporate Income (Expense)
Interest income	443	40	536	77
Interest expense	(483)	(459)	(1,120)	(917)
General and administrative	(2,747)	(1,890)	(5,267)	(3,787)
State and local taxes	(48)	(85)	(77)	(99)

Income from continuing operations before non-controlling interest	3,967	5,515	11,322	9,718
Non-controlling interest	(329)	(175)	(533)	(420)

Income from continuing operations attributable to Winthrop Realty Trust	3,638	5,340	10,789	9,298
Income (loss) from discontinued operations attributable to Winthrop Realty Trust	90	(764)	137	(517)

Net Income Attributable to Winthrop Realty Trust	$3,728	$4,576	$10,926	$8,781

Capital Expenditures
Operating properties	$896	$1,090	$3,715	$1,717

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
15.	Variable Interest Entities
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
The carrying amounts of the Trust’s Andover property include land of $1,200,000, building of $6,114,000 and lease intangibles of $1,456,000. Prior to the execution of the lease agreement, the Andover property was not considered a VIE but it has been consolidated since its acquisition. There is no mortgage debt associated with this property.
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
The carrying amounts of the Deer Valley property include land and building of $9,900,000 and lease intangibles of $2,363,000. There is no mortgage debt associated with this property.
Variable Interest Entities Not Consolidated
Equity Method Investments
Marc Realty Equity Investments and Preferred Equity Investment — The Trust has concluded that the nine Marc Realty equity investments and the one preferred equity investment are variable interests in VIEs. This assessment is primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support.
While the Trust maintains certain protective rights under the terms of the agreements governing the Marc Realty investments, the power to direct the activities that most significantly impact the economics of the Marc Realty investments is vested in Marc Realty as the managing member. As such, management has concluded that the Trust is not the primary beneficiary of these Marc Realty investments. At June 30, 2011, the Trust’s investment in the Marc Realty equity investments was $43,735,000 and its investment in the preferred equity investment was $4,118,000.
Sealy Northwest Atlanta LP and Sealy Newmarket LP — The Trust has concluded that the Sealy Northwest and Sealy Newmarket equity investments are variable interests in VIEs. This assessment is primarily based on the fact that the underlying investment entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. While the Trust maintains certain protective rights under the terms of the agreements governing these investments, the power to direct the activities that most significantly impact the economics is vested in Sealy, the managing member of the joint ventures. As such, management has concluded that the Trust is not the primary beneficiary of the Sealy Northwest or Sealy Newmarket investments.
LW Sofi LLC — The Trust has concluded that the LW Sofi equity investment is a variable interest in a VIE. This assessment is primarily based on the fact that the underlying investment entity does not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. The Trust has determined that it is not the primary beneficiary of LW Sofi as it shares equally in the power to make decisions that most effect the economics of the entity.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
446 High Line LLC — The Trust has concluded that the High Line equity investment is a variable interest in a VIE. This assessment is primarily based on the fact that the underlying investment entity does not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. While the Trust maintains certain protective rights under the terms of the agreements governing the High Line investment, at present the power to direct the activities that most significantly impact the economics of is vested in the managing member of the joint venture. As such, management has concluded that the Trust is not the primary beneficiary of the High Line investment.
Vintage Housing Holdings LLC — The Trust has concluded that the Vintage equity investment is a variable interest in a VIE. This assessment is primarily based on the fact that the voting rights of the general partner and managing member entities are not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. While the Trust maintains certain protective rights under the terms of the agreements governing the Vintage investment, the power to direct the activities that most significantly impact the economics of is vested in the managing member of the joint venture. As such, management has concluded that the Trust is not the primary beneficiary of the Vintage investment.
Loans Receivable and Loan Securities — The Trust has reviewed its loans receivable and loan securities and certain of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support.
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
Subsequent to June 30, 2011, the Trust received approximately $4,022,000 of payments to the loans receivable from the sale of three of its Marc Realty equity investments.
On July 13, 2011, the Trust satisfied its $23,773,000 first mortgage loan on its Lisle, Illinois properties for a discounted payoff of $14,500,000.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011

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
Management’s Discussion and Analysis of Financial Condition and Results of operations include a discussion of our unaudited consolidated financial statements and footnotes thereto for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010. These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
Through 2010 and during the first half of 2011 we have targeted loan investments with significant underlying collateral value, future income return potential and in certain cases, non-performing loans with the possibility that our debt position will be converted into equity participation. As evidenced by our investments in Deer Valley, Newbury, and Crossroads II, we have accomplished the successful execution of converting our debt position into equity participation. We have also sought to invest in portfolio transactions whereby we have access to a large portfolio of assets. Examples of this include the Vintage Housing transaction and our investment in a joint venture which acquired collateral debt obligation collateral management agreements. Consistent with these strategies, during the quarter ended June 30, 2011 we invested approximately $70,701,000 in portfolio acquisitions and loan acquisitions either through direct ownership or through joint ventures.
In addition to looking at new investment opportunities, we have continued to address market issues facing certain of our assets. As reported last quarter downward trends in occupancy at our Lisle, Illinois Corporetum properties and the Sealy Atlanta, Georgia properties caused us to reach out to the properties’ lenders, with successful outcomes that resulted in our ability to pay off two loans at significant discounts. The $28,750,000 Sealy Northwest Atlanta debt was satisfied on June 23, 2011 for a discounted payoff amount of $20,500,000. The $23,773,000 debt on the Lisle, Illinois properties was satisfied on July 13, 2011 for a discounted payoff of $14,500,000. In addition, the Sealy Newmarket debt restructuring discussions continue and we anticipate an outcome in the near term that will help stabilize operations for the joint venture.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
We continue to work through our litigation against our tenant at our Churchill, Pennsylvania property. In the interim, the costs associated with carrying that property at 19% occupancy has been a temporary drain in earnings this quarter. The net operating loss at the Churchill property for the six months ended June 30, 2011 was approximately $2,000,000. Of this amount, approximately $1,243,000 relates to costs incurred in connection with litigation matters. The operating losses are projected to continue at least until the litigation concludes.
Finally, the escrowed funds from the Concord CDO investments have been released and the Trust’s compliance loans were paid off subsequent to June 30, 2011. In addition, Concord Debt Holdings assets are now unencumbered and the investment has begun distributing cash flow to us and our partners.
At June 30, 2011, we held $51,344,000 in unrestricted cash and cash equivalents and $7,613,000 in REIT securities. In March 2011 we extended and amended our revolving line of credit, financed our Plantation, Florida property and paid off all of our consolidated debt maturing in 2011. These transactions along with our Common Share offering in April 2011 which raised $61,386,000 through the sale of 5,750,000 Common Shares have considerably strengthened our balance sheet. See “Liquidity and Capital Resources” below.
With respect to our operating results for the second quarter of 2011, net income attributable to Common Shares was $3,670,000 or $0.11 per Common Share as compared to $4,518,000 or $0.21 per Common Share for the second quarter of 2010. The most significant factor in this decrease was the decrease in earnings from our Churchill, Pennsylvania property. See “Results of Operations” below for further information.
Loan Assets
Consistent with our strategy to focus our investing in the segment we believe will generate the greater overall return to us, we continue to focus our acquisition activity on our loan asset segment. Our ability to identify and execute on the acquisition of loan assets has resulted in a considerable growth in the loan portfolio and during the quarter ended June 30, 2011 we made new investments and additional investments in existing loan assets of approximately $51,251,000.
The concentration in this segment was due to our belief that these assets will provide the best means for a current return in the form of interest payments as well as appreciation either through acquiring loan assets at a discount or acquiring loan assets with the expectation of a borrower default that will lead to foreclosure and an equity ownership interest.
Operating Properties
Consolidated Operating Properties — Excluding our Churchill, Pennsylvania property which is discussed more fully in Item 1, Note 12, the average occupancy of our consolidated properties was approximately 89.7% during the six months ended June 30, 2011. As of June 30, 2011, excluding Churchill, Pennsylvania, our consolidated properties were approximately 89.0% leased compared to approximately 93.4% leased at June 30, 2010. At June 30, 2011 our Churchill, Pennsylvania property which contains approximately 830,000 leasable square feet was 19.8% leased.
Increases in our operating income from our new acquisitions have been offset by unfavorable trends in operating income from our existing wholly owned properties. We expect that during 2011 the operating income of our properties on a same-store basis, that is properties that were held during both periods, will continue to decline over 2010 as the result of leasing challenges at our Lisle, Illinois properties, as well as the expiration of the net lease at our Churchill, Pennsylvania property. We expect that the impact of these declines will be partially offset by improved operations at our recently acquired properties.
Occupancy at our Lisle, Illinois property also known as 550-560 Corporetum remains down and is 57% occupied as of June 30, 2011. Various smaller tenants have vacated and one significant tenant representing approximately 13% of the property square footage did not renew its lease at expiration in May 2010. At our other Lisle, Illinois property, referred to as 701 Arboretum, our major tenant vacated their space at the expiration of their lease term on May 31, 2011. As a result, this property is 32% occupied as of June 30, 2011.
With respect to our recently acquired operating properties, our 82,000 square foot Deer Valley Professional Building, located in Phoenix, Arizona is 89% leased at August 4, 2011 compared to 61.0% leased at June 30, 2011 and at our acquisition on August 6, 2010. In the aggregate, our Crossroads I and II buildings, which contain approximately 236,000 square feet, were 63.7% leased at June 30, 2011 and 73.7% leased at August 4, 2011 as compared to 55.9% leased at the date of our acquisition during the fourth quarter of 2010.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Sealy Equity Investments in Operating Properties — As of June 30, 2011 we continue to hold equity interests in three real estate ventures with Sealy & Co. which have an aggregate of approximately 2,097,000 rentable square feet consisting of 18 office flex buildings and 13 light distribution and service center properties. The investment properties are located in Northwest Atlanta, Georgia; Atlanta, Georgia; and Nashville, Tennessee and had occupancies of 77%, 49% and 83%, respectively, at
June 30, 2011 as compared to occupancy of 70%, 80% and 86%, at June 30, 2010. Our Georgia properties continue to have historically low occupancy but are starting to see some leasing activity. Finally, our Nashville, Tennessee property is outperforming the market. The properties continue to be aggressively marketed for lease. We received cash distributions from operations of $90,000 and $250,000 from the Nashville, Tennessee property for the three and six months ended June 30, 2011. We received no cash distribution from the two Atlanta investments for the three and six months ended June 30, 2011.
The Sealy properties have $131,641,000 of mortgage debt at June 30, 2011 with $20,641,000 maturing in 2011, $74,000,000 maturing in 2012 and $37,000,000, maturing in 2016. The debt maturing in 2011 represents our bridge loan to our Sealy Northwest Atlanta venture which has a stated maturity of November 1, 2011. We are currently in negotiations with a third party lender and anticipate having replacement financing in place prior to the November 2011 maturity. We expect that the new first mortgage will be in the $13,000,000-$15,000,000 range and the balance of the bridge loan will be satisfied by additional equity from us and our venture partner. The loan for the Newmarket property, which is $37,000,000, and matures in 2016, is currently in special servicing. We, together with our joint venture partner, are attempting to negotiate a restructuring of the debt with the special servicer. The venture has ceased making their debt service payments until the loan is restructured. There can be no assurance that a restructuring of the loan will be accomplished.
Marc Realty Equity Investments in Operating Properties- On June 1, 2011 we sold three of our downtown Chicago, Illinois equity investments for an aggregate selling price of $18,544,000 to our joint venture partner, Marc Realty. These were the properties located at 8 South Michigan, 11 East Adams, and 29 East Madison. The selling price was paid $6,000,000 in cash and a $12,544,000 secured promissory note which bears interest at 8.0% and matures on May 31, 2016. In addition, we have certain future participating rights if the properties are sold within a specified timeframe for amounts in excess of our sale price. Subsequent to June 30, 2011, the $2,265,000 loan relating to the 11 East Adams property was repaid in full.
As of June 30, 2011, we held equity interests in nine properties with Marc Realty which consist of an aggregate of approximately 1,407,000 rentable square feet of office and retail space which was 78.3% occupied as compared to 81.9% occupied at June 30, 2010.
Of the nine remaining properties, two are downtown Chicago properties which contain approximately 389,000 rentable square feet and accounted for $19,806,000 of our June 30, 2011 carrying value. These two properties had occupancy of 77.0% at June 30, 2011, compared to 85.8% occupancy at June 30, 2010. The decline in occupancy in 2011 is primarily the result of the loss of one major tenant at the 223 West Jackson property.
The balance of the portfolio, located in the Chicago suburbs represents $23,929,000 of our June 30, 2011 carrying value, contains approximately 1,018,000 square feet and was 78.8% occupied at June 30, 2011 compared to 80.4% occupied at June 30, 2010.
At June 30, 2011, the Marc Realty properties are encumbered with $60,126,000 of mortgage debt, with $5,339,000 of mortgage debt maturing in 2011, $10,086,000 maturing in 2012 and the remainder in 2013 or later. The debt balance maturing in 2011 was refinanced on July 28, 2011. The new loan has an outstanding balance of $5,400,000, bears interest at libor + 2.75% and matures in July 2016.
REIT Securities
During the first six months of 2011 we sold a significant portion of our REIT preferred shares and had minimal new investment activity in REIT securities totaling $568,000. We sold REIT securities with an original cost of $14,695,000 and received cash proceeds of $26,281,000. As a result of these dispositions, as of June 30, 2011 our portfolio of REIT securities decreased to $7,613,000. We continue to divest the assets of this portfolio.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Liquidity and Capital Resources
At June 30, 2011, we held $51,344,000 in unrestricted cash and cash equivalents and $7,613,000 in REIT securities. In addition, as of June 30, 2011 we had a $50,000,000 revolving line of credit with no borrowings outstanding.
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
Debt Maturities
We have no mortgage loans for consolidated properties maturing in 2011. At June 30, 2011, our balance sheet contains mortgage debt payable of $210,751,000. We have $8,900,000 of mortgage debt maturing in 2012, $15,901,000 maturing in 2013, and $23,875,000 maturing in 2014 with the remainder maturing in 2015 or later.
In addition, our Series B-1 Preferred Shares and Series C Preferred Shares have a mandatory redemption in February 2012 for an aggregate redemption price of $24,900,000.
Cash Flows
Our level of liquidity based upon cash and cash equivalents increased by approximately $6,087,000 from $45,257,000 at December 31, 2010 to $51,344,000 at June 30, 2011.
Our cash flow activities for the six months ended June 30, 2011 and 2010 are summarized as follows (in thousands):

	For Six Months Ended June 30,
	2011	2010
Net cash flow provided by operating activities	$17,179	$11,869
Net cash flow used in investing activities	(33,913)	(32,813)
Net cash flow provided by (used in) financing activities	22,821	(7,636)

Decrease in cash and cash equivalents	$6,087	$(28,580)

Operating Activities
For the six months ended June 30, 2011, our operating activities generated consolidated net income of $11,459,000 and generated cash flow of $17,179,000. Our cash provided by operations reflects our net income adjusted by: (i) an increase for non-cash items of $1,293,000 representing primarily loan discount accretion and unrealized gains on loan securities offset by adding back depreciation and amortization expenses; (ii) $3,873,000 of distributions from non-consolidated interests; and (iii) a net increase due to changes in other operating assets and liabilities of $554,000. See our discussion of Results of Operations below for additional details on our operations.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Investing Activities
Cash flow used in investing activities for the six months ended June 30, 2011 was approximately $33,913,000 as compared to cash flows used in investing activities of approximately $32,813,000 for the comparable period in 2010. The change from 2010 of approximately $1,100,000 resulted primarily from repayments of loans receivable, return of capital distributions from our equity investments, increased proceeds from the sale of REIT securities carried at fair value and decreased investment in REIT security acquisitions.
Net cash used in investing activities of $33,913,000 for the six months ended June 30, 2011 was comprised primarily of the following:
•	$25,200,000 for investment in our Vintage Housing property joint venture;
•	$20,641,000 for a new loan to our Sealy Northwest Atlanta joint venture;
•	$18,093,000 for investment in our Lakeside Eagle loan joint venture;
•	$17,525,000 for the acquisition of a new loan receivable;
•	$8,037,000 for investment in our Gotham loan joint venture;
•	$7,010,000 for investment in our other new joint ventures;
•	$5,995,000 for additional loan advances under existing facilities;
•	$4,139,000 for investment in capital and tenant improvements at our operating properties;
•	$3,942,000 for preferred equity investment in 450 W 14th St.;
•	$1,223,000 for investment in our Marc Realty equity investments; and
•	$568,000 for purchases of REIT securities carried at fair value.
These uses of cash flow were offset primarily by:
•	$26,281,000 in proceeds from the sale of REIT securities carried at fair value;
•	$26,130,000 in return of capital distributions representing full returns of our investments in Lakeside Eagle and Gotham;
•	$6,500,000 in proceeds from the repayment of our Metropolitan Tower loan receivable;
•	$6,000,000 in proceeds from the sale of three of our Marc Realty investments;
•	$3,420,000 in repayments from Concord on our compliance loan receivable; and
•	$2,500,000 in proceeds from the repayment of our Siete Square loan.
Financing Activities
Cash flow provided by financing activities for the six months ended June 30, 2011 was approximately $22,821,000 as compared to cash flow used in financing activities of approximately $7,636,000 for the comparable period in 2010. This change of approximately $30,457,000 resulted primarily from proceeds from our Common Share offering, proceeds from the issuance of a note payable, and proceeds from a property financing, partially offset by the satisfaction of certain mortgage loans payable, repayments on our revolving line of credit and dividends paid.
Net cash provided by financing activities of $22,821,000 for the six months ended June 30, 2011 was comprised primarily of the following:
•	$61,386,000 of net proceeds from the issuance in April 2011 of 5,750,000 Common Shares;
•	$27,324,000 drawn down on our revolving line of credit;
•	$15,150,000 in proceeds from the issuance of the senior participation in the San Marbeya loan; and
•	$11,000,000 in proceeds from the financing of our Plantation, Florida property.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
These sources of cash flow were offset primarily by:
•
$30,692,000 for mortgage loan repayments which, in addition to scheduled debt amortization, included $8,764,000 for the satisfaction of loans payable on our Andover, Massachusetts and Burlington, Vermont properties which matured in March 2011, and $19,002,000 for the satisfaction of our loan payable which was scheduled to mature in June 2011;

•	$52,774,000 for payments on our revolving line of credit; and
•	$8,794,000 for dividend payments on our Common Shares.
Future Cash Commitments
In addition to our initial purchase price of certain loans and preferred equity investments, we have future funding requirements which total approximately $11,818,000 at June 30, 2011.
Common Share Dividends
During 2011 we paid a quarterly dividend of $0.1625 per Common Share for each of the first and second quarters of 2011. We paid a regular quarterly dividend of $0.40625 per Series B-1 Preferred Share and Series C Preferred Share in each of the first and second quarters of 2011.
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
Results of Operations
Our results are discussed below by business segment:
•	Operating Properties — our wholly and partially owned operating properties;

•	Loan Assets — our loans receivable, loan securities carried at fair value, and equity investments in loan assets;

•	REIT Securities — our ownership of equity and debt securities in other real estate investment trusts; and

•	Corporate — non-segment specific results which includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
The following table summarizes our assets by business segment (in thousands):

	June 30,	December 31,
	2011	2010

Operating properties	$376,207	$373,142
Loan assets	182,944	134,269
REIT securities	7,613	33,032
Corporate
Cash and cash equivalents	51,344	45,257
Restricted cash	9,152	8,593
Straight line rent receivable	9,438	8,729
Other accounts receivable and prepaids	4,672	3,673
Deferred financing costs	1,346	1,158
Discontinued Operations	3,702	2,275

Total Assets	$646,418	$610,128

The increase in operating property assets was due primarily to our Vintage Housing acquisition partially offset by the sale of three of our Marc Realty equity investments and the classification of our St. Louis, Missouri property to discontinued operations.
The increase in loan assets was due primarily to the acquisition of four new loan assets, for an aggregate investment of $49,868,000, which was partially offset by the full repayment of two loans and the partial repayment of another loan for aggregate collections of $20,920,000.
The decrease in REIT securities assets was primarily the result of our divestiture of these assets. We received proceeds of $26,281,000 from the sale of securities in the first six months of 2011 while only investing $568,000 in acquiring new securities during the same period.
Comparison of Six Months ended June 30, 2011 versus Six Months ended June 30, 2010
The following table summarizes our results from continuing operations before non-controlling interest by business segment for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Operating properties	$(3,038)	$1,933
Loan assets	19,418	8,448
REIT securities	870	4,063
Corporate expenses	(5,928)	(4,726)

Income from continuing operations	$11,322	$9,718

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Operating Properties
The following table summarizes our results from continuing operations for our operating properties business segment for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Rents and reimbursements	$22,220	$18,755
Operating expenses	(8,032)	(3,767)
Real estate taxes	(2,342)	(1,060)
Equity in income (loss) of Marc Realty investments	(120)	307
Equity in income (loss) of Sealy Northwest Atlanta	1,641	(349)
Equity in loss of Sealy Airpark Nashville	(453)	(433)
Equity in loss of Sealy Newmarket	(2,044)	(449)

Operating income	10,870	13,004

Depreciation and amortization expense	(6,793)	(4,671)
Interest expense	(7,115)	(6,400)

Operating properties net income (loss)	$(3,038)	$1,933

Operating income from our operating properties, which we define as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization and interest expense, decreased by $2,134,000 compared to the prior year period.
Consolidated Operating Properties

	For the Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Rents and reimbursements
Same store properties	$18,615	$18,755
New store properties	3,605	—

	22,220	18,755

Operating expenses
Same store properties	6,665	3,767
New store properties	1,367	—

	8,032	3,767

Real estate taxes
Same store properties	1,645	1,060
New store properties	697	—

	2,342	1,060

Consolidated operating properties operating income
Same store properties	10,305	13,928
New store properties	1,541	—

	$11,846	$13,928

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Operating income from consolidated properties was $11,846,000 for the six months ended June 30, 2011 compared to $13,928,000 for the six months ended June 30, 2010. Operating income from same store properties (properties held throughout both the current and prior year reporting periods) was $10,305,000 while new properties contributed $1,541,000 for the six months ended June 30, 2011. The decrease in operating income was primarily the result of higher costs from our Churchill, Pennsylvania property and lower revenues at two of our Lisle, Illinois properties.
•
Rental revenues increased by $3,465,000 due to new store revenues of $3,605,000, while same store revenues declined by $140,000. Declines at our Churchill, Pennsylvania and Lisle, Illinois properties were partially offset by increased revenue at our Andover, Massachusetts property;

•
Operating expenses increased by $4,265,000 due to increased expenses at our same store properties of $2,898,000 and expenses at our new store properties of $1,367,000. The increase in the same store operating expenses relates primarily to operating expenses of $2,839,000 at our Churchill, Pennsylvania property; and

•
Real estate tax expense increased by $1,282,000 due to expenses at our new store properties of $697,000 and increases at our same store properties of $585,000. The increase in the same store real estate tax expense was primarily due to real estate taxes at the Churchill, Pennsylvania property of $406,000.

Depreciation and amortization expense increased by $2,122,000 primarily as a result of our four property acquisitions in 2010. Interest expenses related to our operating properties increased by $715,000 primarily as a result of $895,000 of interest expense on our Connecticut multi-family property acquired in the fourth quarter of 2010.
Non-Consolidated Operating Properties: Equity Investments
Operating results for our equity investments was a net loss of $976,000 for the six months ended June 30, 2011 compared to a net loss of $924,000 for the six months ended June 30, 2010.
•
Operating income from our Sealy Northwest Atlanta investment increased by $1,990,000 due primarily to the discounted payoff of the first mortgage loan in June 2011. The discounted payoff resulted in an allocation of cancellation of debt income to us of approximately $5,522,000. This was partially offset by the recognition of a $2,900,000 other-than-temporary impairment charge in June 2011.

•
Operating income from our Sealy Newmarket investment decreased by $1,595,000 due primarily to a $900,000 other-than-temporary impairment charge recognized in June 2011. In addition, we were allocated approximately $392,000 of additional interest expense during the six months ended June 30, 2011 as a result of the first mortgage loan being in default while it is in special servicing. Rental revenues were also lower at this property during the current periods as a result of the loss of a significant tenant in April 2011.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Loan Assets
The following table summarizes our results from our loan assets business segment for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Interest	$5,397	$1,557
Discount accretion	8,793	3,742
Equity in earnings of preferred equity investment in Marc Realty	168	168
Equity in earnings of preferred equity investment in 450 W 14th St	73	—
Equity in earnings of ROIC-Riverside LLC	468	5
Equity in earnings of WRT-46th Street Gotham LLC	621	—
Equity in earnings of ROIC-Lakeside Eagle LLC	666	—
Equity in earnings of Concord	479	—
Equity in earnings of LW SOFI	262	—
Unrealized gain on loan securities carried at fair value	2,847	3,012

Operating income	19,774	8,484

General and administrative expense	(15)	(36)
Interest expense	(341)	—

Loan assets net income	$19,418	$8,448

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative and interest expense, increased by $11,290,000 as compared to the prior year period. The increase was due primarily to:
•	a $5,051,000 increase in discount accretion due primarily to the recognition of $3,504,000 as a result of the early pay off at par of our Metropolitan Tower loan;
•	a $3,840,000 increase in interest income due primarily to the acquisition of new loans throughout 2010; and
•	an aggregate of $2,569,000 in equity in earnings recognized in 2011 on our loan assets held in joint ventures acquired subsequent to June 30, 2010.
These increases were partially offset by a slight decrease in unrealized gain on loan securities in 2011 as compared to the same period in 2010.
Interest expense in 2011 represents interest on our $15,150,000 secured financing of our San Marbeya loan receivable.
REIT Securities
The following table summarizes our results from our REIT securities business segment for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Interest and dividends	$576	$1,500
Gain on sale of securities carried at fair value	131	773
Unrealized gain on securities carried at fair value	163	1,790

Operating income	$870	$4,063

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, decreased by $3,193,000 as compared to the prior year period. The decrease was due primarily to:
•	a $1,627,000 reduction in unrealized gain on securities carried at fair value primarily as a result of our divestiture of securities;
•	a $642,000 reduction in realized gain on the sale of securities carried at fair value; and
•	a $924,000 decrease in interest and dividend income primarily due to the sale of certain securities.
Corporate
The following table summarizes our results from our corporate business segment for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Interest income	$536	$77
General and administrative	(5,267)	(3,787)
Interest expense	(1,120)	(917)
State and local taxes	(77)	(99)

Operating loss	$(5,928)	$(4,726)

The increase in corporate operating loss for the comparable periods was due primarily to a $1,480,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $1,592,000 as a result of an increase in the outstanding equity that is subject to the fee and the full impact in 2011 of the 2010 change in the fee structure offset by a $163,000 decrease in professional fees. The decrease in professional fees was primarily the result of $200,000 in costs incurred in 2010 related to pursuing potential investments.
State income taxes were $77,000 and $99,000 for the six months ended June 30, 2011 and 2010, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.
Discontinued Operations
The increase in income from discontinued operations results primarily from a $1,000,000 impairment recognized on our Athens, Georgia property in the second quarter of 2010. This was partially offset as a result of the 2011 operations consisting of three properties which were fully occupied in 2010 being vacant in 2011. In addition, the 2010 results include the operations of two additional properties that were disposed of during the fourth quarter of 2010.
Comparison of Three Months ended June 30, 2011 versus Three Months ended June 30, 2010
The following table summarizes our results from continuing operations by business segment for the three months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Operating properties	$(179)	$1,302
Loan assets	7,579	6,526
REIT securities	(598)	81
Corporate expenses	(2,835)	(2,394)

Income from continuing operations	$3,967	$5,515

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Operating Properties
The following table summarizes results from continuing operations for our operating properties business segment for the three months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Rents and reimbursements	$11,234	$9,435
Operating expenses	(3,987)	(1,818)
Real estate taxes	(1,087)	(340)
Equity in income (loss) of Marc Realty investments	(175)	231
Equity in income (loss) of Sealy Northwest Atlanta	2,233	(174)
Equity in loss of Sealy Airpark Nashville	(256)	(224)
Equity in loss of Sealy Newmarket	(1,533)	(230)

Operating income	6,429	6,880

Depreciation and amortization expense	(3,312)	(2,371)
Interest expense	(3,296)	(3,207)

Operating properties net income (loss)	$(179)	$1,302

Operating income from our operating properties for the three months ended June 30, 2011 decreased by $451,000 over the prior year period.
Consolidated Operating Properties

	For the Three Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Rents and reimbursements
Same store properties	$9,402	$9,435
New store properties	1,832	—

	11,234	9,435

Operating expenses
Same store properties	3,352	1,818
New store properties	635	—

	3,987	1,818

Real estate taxes
Same store properties	867	340
New store properties	220	—

	1,087	340

Consolidated operating properties operating income
Same store properties	5,183	7,277
New store properties	977	—

	$6,160	$7,277

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Operating income from consolidated properties was $6,160,000 for the three months ended June 30, 2011 compared to $7,277,000 for the three months ended June 30, 2010. Operating income from same store properties (properties held throughout both the current and prior year reporting periods) was $5,183,000 while new properties contributed $977,000 for the three months ended June 30, 2011. The decrease in operating income was primarily the result of higher costs from our Churchill, Pennsylvania and Burlington, Vermont properties and lower revenue at our Churchill, Pennsylvania property.
•
Rental revenues increased by $1,799,000 due to new store properties’ revenues of $1,832,000, while same store properties’ revenues declined by $33,000. Declines at our Churchill, Pennsylvania property was partially offset by increased revenue at our One East Erie Chicago, Illinois property;

•
Operating expenses increased by $2,169,000 due to increased expenses at our same store properties of $1,534,000 and expenses at our new store properties of $635,000. The increase in same store operating expenses was primarily the result of a $1,464,000 increase in expenses at our Churchill, Pennsylvania property; and

•
Real estate expense increased by $747,000 due to expenses at our new store properties of $220,000 and increases at our same store properties of $527,000. The increase in the same store real estate tax expense was primarily due to real estate taxes at the Churchill, Pennsylvania property of $264,000.

Depreciation and amortization expense increased by $941,000 primarily as a result of our four property acquisitions in 2010. During 2010 interest expenses related to our operating properties increased by $89,000 primarily as a result of $329,000 of interest expense on our Connecticut multi-family property acquired in the fourth quarter of 2010 which was partially offset by interest savings on our Andover, Massachusetts and Burlington, Vermont properties whose loans were satisfied in the first quarter of 2011.
Tenant Concentration
The Trust seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At June 30, 2011, the Trust’s largest tenant was Spectra Energy, which represented approximately 21.86% of the Trust’s annualized base rental revenues from consolidated commercial operating properties.
Non-Consolidated Operating Properties: Equity Investments
Operating results for our equity investments was net income of $269,000 for the three months ended June 30, 2011 compared to a net loss of $397,000 for the three months ended June 30, 2010.
•
Operating income from our Sealy Northwest Atlanta investment increased by $2,407,000 due primarily to the discounted payoff of the first mortgage loan in June 2011. The discounted payoff resulted in an allocation of cancellation of debt income to us of approximately $5,522,000. This was partially offset by the recognition of a $2,900,000 other-than-temporary impairment charge in June 2011.

•
Operating income from our Sealy Newmarket investment decreased by $1,303,000 due primarily to a $900,000 other-than-temporary impairment charge recognized in June 2011. In addition, we were allocated approximately $196,000 of additional interest expense during the three months ended June 30, 2011 as a result of the first mortgage loan being in default. Rental revenues were also lower at this property during the current period as a result of the loss of a significant tenant in April 2011.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Loan Assets
The following table summarizes results from our loan assets business segment for the three months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Interest	$2,687	$836
Discount accretion	2,289	2,001
Equity in earnings of preferred equity investment in Marc Realty	85	85
Equity in earnings of preferred equity investment in 450 W 14th St	73	—
Equity in earnings of ROIC-Riverside LLC	234	5
Equity in earnings of WRT-46th Street Gotham LLC	709	—
Equity in earnings of ROIC-Lakeside Eagle LLC	922	—
Equity in earnings of Concord	479	—
Equity in earnings of LW SOFI	262	—
Unrealized gain on loan securities carried at fair value	34	3,625

Operating income	7,774	6,552

General and administrative expense	(11)	(26)
Interest expense	(184)	—

Loan assets net income	$7,579	$6,526

Operating income from loan assets increased by $1,222,000 from $6,552,000 for the three months ended June 30, 2010 to $7,774,000 for the three months ended June 30, 2011. The increase was due primarily to:
•	a $1,851,000 increase in interest income primarily due to the acquisition of new loans throughout 2010; and
•	an aggregate of $2,679,000 in equity in earnings recognized in 2011 on our loan assets held in joint ventures acquired subsequent to June 30, 2010.
The increases were partially offset by a $3,591,000 decrease in unrealized gain on loan securities.
REIT Securities
The following table summarizes results from our REIT securities business segment for the three months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Interest and dividends	$118	$753
Gain on sale of securities carried at fair value	7	78
Unrealized loss on securities carried at fair value	(723)	(750)

Operating income (loss)	$(598)	$81

Operating loss from REIT securities increased by $679,000 from income of $81,000 for the three months ended June 30, 2010 to a loss of $598,000 for the three months ended June 30, 2011. The decrease was due primarily to:
•	a $635,000 decrease in interest and dividend income primarily due to the sale of certain securities; and
•	a $71,000 reduction in realized gain on the sale of securities carried at fair value.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Corporate
The following table summarizes results from our corporate business segment for the three months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Interest income	$443	$40
General and administrative	(2,747)	(1,890)
Interest expense	(483)	(459)
State and local taxes	(48)	(85)

Operating loss	$(2,835)	$(2,394)

The increase in operating loss from corporate operations for the comparable periods was due primarily to an $857,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $844,000.
State income taxes were $48,000 and $85,000 for the three months ended June 30, 2011 and 2010, respectively, due primarily to our estimate of taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carry forwards, where applicable.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
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

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
The following presents a reconciliation of net income to funds from operations for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net income attributable to Winthrop Realty Trust	$3,728	$4,576	$10,926	$8,781
Real estate depreciation	2,086	1,508	4,204	3,014
Amortization of capitalized leasing costs	1,226	894	2,591	1,719
Real estate depreciation and amortization of unconsolidated interests	2,376	2,266	4,639	4,400

Less: Non-controlling interest share of real estate depreciation and amortization	(789)	(799)	(1,581)	(1,584)

Funds from operations	8,627	8,445	20,779	16,330
Series C Preferred Share dividends	(58)	(58)	(117)	(171)
Allocations of earnings to Series B-1 Preferred Shares	—	(26)	—	(31)
Allocations of earnings to Series C Preferred Shares	(9)	(43)	(60)	(162)

FFO applicable to Common Shares-Basic	$8,560	$8,318	$20,602	$15,966

Weighted-average Common Shares	32,573	21,175	29,841	20,808

FFO Per Common Share-Basic	$0.26	$0.39	$0.69	$0.76

Diluted
Funds from operations (per above)	8,627	8,445	20,779	16,330
Series C Preferred Share dividends	(58)	—	(117)	—
Allocation of earnings to Series B-1 Preferred Shares	—	(26)	—	(31)
Allocation of earning to Series C Preferred Shares	(9)	—	(60)	—

FFO applicable to Common Shares	$8,560	$8,419	$20,602	$16,299

Weighted-average Common Shares	32,573	21,175	29,841	20,888
Stock options (1)	1	2	1	2
Series B-1 Preferred Shares (2)	—	—	—	—
Series C Preferred Shares (3)	—	257	—	522

Diluted weighted-average Common Shares	32,574	21,434	29,842	21,412

FFO Per Common Share-Fully Diluted	$0.26	$0.39	$0.69	$0.76

(1)	The Trust’s stock options were dilutive for the three and six months ended June 30, 2011 and 2010.

(2)	The Trust’s Series B-1 Preferred Shares were anti-dilutive for the three and six months ended June 30, 2011 and 2010.

(3)	The Trust’s Series C Preferred Shares were anti-dilutive for the three and six months ended June 30, 2011 and dilutive for the three and six months ended June 30, 2010.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
Critical Accounting Policies and Estimates
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recently Issued Accounting Standards
See Item 1. Financial Statements — Note 2.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011

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
The fair value of our debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $20,248,000 and $22,042,000 at June 30, 2011 and December 31, 2010, respectively.
The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at June 30, 2011 (in thousands):

	Change in LIBOR(2)
	-0.19%	1%	2%	3%

Change in consolidated interest expense	$—	$—	$—	$—
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(5)	27	127	262

(Increase) decrease in net income	$(5)	$27	$127	$262

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty equity investment. The amount does not reflect our equity investment in Concord which has been written down to zero.

(2)	The one-month LIBOR rate at June 30, 2011 was 0.19%.
The Trust completed its multi-stage investment in Vintage in June 2011. Vintage holds floating rate debt of approximately $140,000,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). Based on our effective 75% ownership in Vintage, the annual effect of a change in the SIFMA rate of 1%, 2%, and 3% would increase our pro rata share of interest expense by approximately $1,050,000, $2,100,000, and $3,149,000, respectively.
We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, as of June 30, 2011 and December 31, 2010 our variable rate loan assets with a face value aggregating $60,441,000 and $53,922,000, respectively, partially mitigate our exposure to change in interest rates.

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
As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2011.

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
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
FORM 10-Q JUNE 30, 2011
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust
Date: August 9, 2011	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: August 9, 2011	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011
EXHIBIT INDEX

Page
Exhibit	Description	Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 — Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	—

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 — Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	—

3.3	Amendment to By-laws — Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	—

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust — Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 — Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	—

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) — Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	—

4.5	Amendment No. 1 to Series B-1 Certificate of Designations — Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	—

4.6	Certificate of Designations for Series C Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest — Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 2, 2009.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	—

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement — Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	—

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	—

10.5	Exclusivity Services Agreement between the Trust and Michael L. Ashner — Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	—

10.6	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 — Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	—

WINTHROP REALTY TRUST
FORM 10-Q JUNE 30, 2011

Page
Exhibit	Description	Number

10.7	Covenant Agreement between the Trust and FUR Investors, LLC — Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	—

10.8	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	—

10.9	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	—

10.10	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	—

10.11	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	—

10.12	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein — Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	—

10.13	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein — Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	—

10.14	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	—

10.15	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 — Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	—

10.16	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan — Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	—

10.17	Form of Series B-1 and Series C Preferred Share Purchase Agreement, dated November 1, 2009 — Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 2, 2009.	—

10.18	Investor Rights Agreement (Series C Preferred Shares), dated November 1, 2009, between Winthrop Realty Trust and the investors party thereto - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 2, 2009.	—

10.19	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association. — Incorporated by reference to Exhibit 10.19 to the Trust’s 10-K filed March 16, 2011.	—

10.20	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. — Incorporated by reference to Exhibit 10.20 to the Trust’s 10-K filed March 16, 2011.	—

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	filed herewith