Form 10-Q/A
period 2011-06-30
Winthrop Realty Trust
filed 2011-09-02
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2). Yes ☐ No ☒

As of August 1, 2011 there were 32,958,778 Common Shares of Beneficial Interest outstanding.

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Winthrop Realty Trust for the quarter ended June 30, 2011 filed on August 9, 2011 (the “Form 10-Q”) for the sole purpose of amending the Exhibit Index thereto to include references to the Interactive Data File that was furnished with the Form 10-Q as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust
Date: September 1, 2011

	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: September 1, 2011

	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	-

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	-

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust - Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	-

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.4	Amended and Restated Certificate of Designations for Series B-1 Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (“Series B-1 Certificate of Designations”) - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed June 21, 2005.	-

4.5	Amendment No. 1 to Series B-1 Certificate of Designations - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 13, 2007.	-

4.6	Certificate of Designations for Series C Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed November 2, 2009.	-

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Qfor the period ended March 31, 2009.	-

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	-

10.5	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.6	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.7	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.8	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	-

10.9	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	-

10.10	Securities Purchase Agreement, dated February 25, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 3, 2005.	-

10.11	Securities Purchase Agreement, dated June 15, 2005, between First Union Real Estate Equity and Mortgage Investments, Perrin Holden & Davenport Capital Corp. and the Investors named therein - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed June 21, 2005.	-

10.12	Amended and Restated Registration Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed June 21, 2005.	-

10.13	Amended and Restated Investor Rights Agreement, dated June 20, 2005, between First Union Real Estate Equity and Mortgage Investments and the Investors named therein - Incorporated by reference to Exhibit 10.3 to the Trust’s Form 8-K filed June 21, 2005.	-

10.14	Securities Purchase Agreement, dated November 7, 2005, between the Trust and Vornado Investments L.L.C. (“Vornado”) - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 10, 2005.	-

10.15	Agreement between Michael L. Ashner and Winthrop Realty Trust dated July 23, 2006 - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed July 25, 2006.	-

10.16	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.17	Form of Series B-1 and Series C Preferred Share Purchase Agreement, dated November 1, 2009- Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed November 2, 2009.	-

10.18	Investor Rights Agreement (Series C Preferred Shares), dated November 1, 2009, between Winthrop Realty Trust and the investors party thereto - Incorporated by reference to Exhibit 10.2 to the Trust’s Form 8-K filed November 2, 2009.	-

10.19	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association. – Incorporated by reference to Exhibit 10.19 to the Trust’s 10-K filed March 16, 2011.	-

10.20	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. – Incorporated by reference to Exhibit 10.20 to the Trust’s 10-K filed March 16, 2011.	-

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(2)

101.SCH	XBRL Taxonomy Extension Schema	(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(2)

(1) filed herewith

(2) The XBRL related information was previously furnished with the Registrant’s Form 10-Q for the quarter ended June 30, 2011 and is not deemed "filed" for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.