Form 10-Q
period 2011-09-30
Winthrop Realty Trust
filed 2011-11-07
CIK 37008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of November 1, 2011 there were 33,041,034 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations and Comprehensive Income For the Three and Nine Months Ended September 30, 2011 and September 30, 2010	4

Consolidated Statements of Equity for the Nine Months Ended September 30, 2011 and September 30, 2010	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and September 30, 2010	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosure about Market Risk	45

Item 4. Controls and Procedures	45

Part II. Other Information

Item 6. Exhibits	46

Signatures	47

Exhibit Index	48

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Financial Information
WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)	(unaudited)
ASSETS
Investments in real estate, at cost
Land	$36,495	$37,142
Buildings and improvements	273,118	271,357

	309,613	308,499
Less: accumulated depreciation	(42,262)	(36,232)

Investments in real estate, net	267,351	272,267

Cash and cash equivalents	66,777	45,257
Restricted cash held in escrows	4,916	8,593
Loans receivable, net	115,889	110,395
Accounts receivable, net of allowances of $594 and $262, respectively	12,380	12,402
Securities carried at fair value	6,652	33,032
Loan securities carried at fair value	5,343	11,981
Preferred equity investments	13,402	4,010
Equity investments	106,156	81,937
Lease intangibles, net	25,394	26,821
Deferred financing costs, net	1,184	1,158
Assets held for sale	1,491	2,275

TOTAL ASSETS	$626,935	$610,128

LIABILITIES
Mortgage loans payable	$185,622	$230,443
Series B-1 Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference; 852,000 shares authorized and outstanding at September 30, 2011 and December 31, 2010	21,300	21,300
Secured financing	15,150	—
Revolving line of credit	—	25,450
Accounts payable and accrued liabilities	12,287	12,557
Dividends payable	5,395	4,431
Deferred income	1,550	150
Below market lease intangibles, net	2,137	2,696
Liabilites of held for sale assets	597	33

TOTAL LIABILITIES	244,038	297,060

COMMITMENTS AND CONTINGENCIES

NON-CONTROLLING REDEEMABLE PREFERRED INTEREST
Series C Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference, 144,000 shares authorized and outstanding at September 30, 2011 and December 31, 2010	3,221	3,221

Total non-controlling redeemable preferred interest	3,221	3,221

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Common Shares, $1 par, unlimited shares authorized; 32,958,778 and 27,030,186 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	32,959	27,030
Additional paid-in capital	627,107	569,586
Accumulated distributions in excess of net income	(295,290)	(300,782)
Accumulated other comprehensive loss	—	(63)

Total Winthrop Realty Trust Shareholders’ Equity	364,776	295,771
Non-controlling interests	14,900	14,076

Total Equity	379,676	309,847

TOTAL LIABILITIES AND EQUITY	$626,935	$610,128

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rents and reimbursements	$10,840	$9,243	$33,061	$27,999
Interest, dividends and discount accretion	5,503	4,948	20,269	11,747

	16,343	14,191	53,330	39,746

Expenses
Property operating	3,536	1,812	11,567	5,579
Real estate taxes	1,107	952	3,450	2,012
Depreciation and amortization	3,185	2,378	9,978	7,050
Interest	3,546	3,809	12,123	11,126
Impairment loss on investment in real estate	3,000	—	3,000	—
General and administrative	2,893	2,300	8,175	6,123
State and local taxes	12	7	88	107

	17,279	11,258	48,381	31,997

Other income (loss)
Earnings from preferred equity investments	257	85	498	253
Equity in income (loss) of equity investments	2,820	(409)	4,340	(1,328)
Gain on sale of equity investments	207	—	207	—
Realized gain (loss) on sale of securities carried at fair value	—	(185)	131	588
Unrealized gain (loss) on securities carried at fair value	(961)	2,490	(798)	4,280
Gain on extinguishment of debt	8,514	—	8,514	—
Unrealized gain (loss) on loan securities carried at fair value	(75)	581	2,772	3,593
Interest and other income	472	17	1,008	94

	11,234	2,579	16,672	7,480

Income from continuing operations	10,298	5,512	21,621	15,229

Discontinued operations
Income (loss) from discontinued operations	(134)	(1,529)	2	(2,045)

Consolidated net income	10,164	3,983	21,623	13,184
Income attributable to non-controlling interest	(318)	(175)	(851)	(595)

Net income attributable to Winthrop Realty Trust	9,846	3,808	20,772	12,589
Income attributable to non-controlling redeemable preferred interest	(59)	(59)	(176)	(230)

Net income attributable to Common Shares	$9,787	$3,749	$20,596	$12,359

Comprehensive income
Consolidated net income	$10,164	$3,983	$21,623	$13,184
Change in unrealized gain on available for sale securities	—	—	—	2
Change in unrealized gain on interest rate derivative	—	(20)	63	(8)

Comprehensive income	$10,164	$3,963	$21,686	$13,178

Per Common Share data — Basic
Income from continuing operations	$0.30	$0.25	$0.67	$0.68
Income (loss) from discontinued operations	0.00	(0.07)	0.00	(0.09)

Net income attributable to Winthrop Realty Trust	$0.30	$0.18	$0.67	$0.59

Per Common Share data — Diluted
Income from continuing operations	$0.30	$0.25	$0.67	$0.68
Income (loss) from discontinued operations	0.00	(0.07)	0.00	(0.09)

Net income attributable to Winthrop Realty Trust	$0.30	$0.18	$0.67	$0.59

Basic Weighted-Average Common Shares	32,949	21,412	30,889	21,064

Diluted Weighted-Average Common Shares	32,949	21,414	30,889	21,499

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except per share data)

				Accumulated	Accumulated
	Common Shares of		Additional	Distributions	Other	Non-
	Beneficial Interest		Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Capital	Net Income	Income	Interests	Total

Balance, December 31, 2010	27,030	$27,030	$569,586	$(300,782)	$(63)	$14,076	$309,847

Net income attributable to Winthrop Realty Trust	—	—	—	20,772	—	—	20,772
Net income attributable to non-controlling interests	—	—	—	—	—	851	851
Distributions to non-controlling interests	—	—	—	—	—	(327)	(327)
Contributions from non-controlling interests	—	—	—	—	—	300	300
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.4875 per share)	—	—	—	(15,104)	—	—	(15,104)
Dividends paid or accrued on Series C Preferred Shares ($1.21875 per share)	—	—	—	(176)	—	—	(176)
Change in unrealized gain on interest rate derivatives	—	—	—	—	63	—	63
Net proceeds from Common Shares offering	5,750	5,750	55,636	—	—	—	61,386
Shares issued pursuant to dividend reinvestment plan	179	179	1,885	—	—	—	2,064

Balance, September 30, 2011	32,959	$32,959	$627,107	$(295,290)	$—	$14,900	$379,676

Balance, December 31, 2009	20,375	$20,375	$498,118	$(301,317)	$(87)	$12,111	$229,200

Net income attributable to Winthrop Realty Trust	—	—	—	12,589	—	—	12,589
Net income attributable to non-controlling interests	—	—	—	—	—	595	595
Distributions to non-controlling interests	—	—	—	—	—	(240)	(240)
Contributions from non-controlling interests	—	—	—	—	—	1,037	1,037
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.4875 per share)	—	—	—	(11,261)	—	—	(11,261)
Dividends paid or accrued on Series C Preferred Shares ($1.21875 per share)	—	—	—	(230)	—	—	(230)
Change in unrealized gain on available for sale securities	—	—	—	—	2	—	2
Change in unrealized gain on interest rate derivatives	—	—	—	—	(8)	—	(8)
Conversion of Series C Preferred Shares to Common Shares	714	714	8,234	—	—	—	8,948
Shares issued pursuant to dividend reinvestment plan	143	143	1,652	—	—	—	1,795
Net proceeds from Common Share Offering	5,750	5,750	61,117	—	—	—	66,867

Balance, September 30, 2010	26,982	$26,982	$569,121	$(300,219)	$(93)	$13,503	$309,294

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$21,623	$13,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	6,891	5,026
Amortization of lease intangibles	3,316	2,064
Straight-lining of rental income	(937)	378
Loan discount accretion	(11,167)	(6,087)
Discount accretion received in cash	13,290	—
Earnings of preferred equity investments	(498)	(253)
Distributions of income from preferred equity investments	336	293
(Income) losses of equity investments	(4,340)	1,328
Distributions of income from equity investments	8,081	3,793
Restricted cash held in escrows	750	1,207
Gain on sale of securities carried at fair value	(131)	(588)
Unrealized loss (gain) on securities carried at fair value	798	(4,280)
Unrealized gain on loan securities carried at fair value	(2,772)	(3,593)
Tenant leasing costs	(2,448)	(2,477)
Impairment loss on assets held for sale	—	2,720
Impairment loss on investments in real estate	3,000	—
Gain on extinguishment of debt	(8,514)	—
Loss on sale of real estate held for sale	58	—
Bad debt expense (recovery)	332	(612)
Net change in interest receivable	19	(236)
Net change in accounts receivable	688	1,844
Net change in accounts payable and accrued liabilities	1,284	771

Net cash provided by operating activities	29,659	14,482

Cash flows from investing activities
Investments in real estate	(5,788)	(3,003)
Proceeds from sale of real estate held for sale	2,151	—
Investment in equity investments	(67,901)	(24,605)
Investment in preferred equity investments	(7,208)	—
Proceeds from sale of equity investments	6,000	—
Return of capital distribution from equity investments	26,432	—
Purchase of securities carried at fair value	(568)	(3,056)
Proceeds from sale of securities carried at fair value	26,281	29,565
Proceeds from sale of available for sale securities	—	205
Proceeds from payoff of loan securities	8,748	—
Restricted cash held in escrows	2,828	(2,073)
Issuance and acquisition of loans receivable	(44,512)	(83,572)
Proceeds from sale of loans receivable	—	12,876
Collection of loans receivable	43,410	14,900

Net cash used in investing activities	(10,127)	(58,763)

(Continued on next page)
See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, continued)

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from financing activities
Proceeds from mortgage loans payable	11,000	—
Principal payments of mortgage loans payable	(47,307)	(4,994)
Proceeds from revolving line of credit	27,324	25,450
Payment of revolving line of credit	(52,774)	—
Proceeds from note payable	15,150	—
Restricted cash held in escrows	99	1,482
Deferred financing costs	(611)	(165)
Contribution from non-controlling interest	300	1,037
Distribution to non-controlling interest	(327)	(240)
Issuance of Common Shares through offering	61,386	66,867
Issuance of Common Shares under Dividend Reinvestment Plan	2,064	1,795
Dividend paid on Common Shares	(14,140)	(10,187)
Dividend paid on Series C Preferred Shares	(176)	(338)

Net cash provided by financing activities	1,988	80,707

Net increase in cash and cash equivalents	21,520	36,426
Cash and cash equivalents at beginning of period	45,257	66,493

Cash and cash equivalents at end of period	$66,777	$102,919

Supplemental Disclosure of Cash Flow Information
Interest paid	$12,588	$10,772

Taxes paid	$52	$98

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$5,356	$4,385

Dividends accrued on Series C Preferred Shares	$39	$39

Capital expenditures accrued	$684	$1,643

Transfer from loan securities	$662	$—

Loan receivable	$(6,534)	$(10,220)

Transfer bridge loan to preferred equity investments	$(2,022)	$—

Transfer Marc Realty equity investments to loans receivable	$12,544	$—

Transfer Sealy loan receivable to equity investment	$4,650	$—

Transfer of loan assets to investments in real estate	$—	$8,188

Transfer of loan assets to invetments in lease intangibles	$—	$2,032

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
1.	Organization
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
The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas: (i) ownership of investment properties (“operating properties”); (ii) origination and acquisition of loans and debt securities collateralized directly or indirectly by commercial and multi-family real property, including collateral mortgage-backed securities (collectively “loan assets”); and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”).
2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.
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
Reclassifications
Certain prior year balances have been reclassified in order to conform to the current year presentation. Discontinued operations for the three and nine month periods ended September 30, 2011 include the Trust’s properties in Lafayette, Louisiana; Knoxville, Tennessee; and St. Louis, Missouri. Discontinued operations for the three and nine month periods ended September 30, 2010 also include the Trust’s properties in Athens, Georgia and Sherman, Texas which were disposed of in 2010.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
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
FORM 10-Q SEPTEMBER 30, 2011
The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic
Income from continuing operations	$10,298	$5,512	$21,621	$15,229
Income attributable to non-controlling interest	(318)	(175)	(851)	(595)
Preferred dividend of Series C Preferred Shares	(59)	(59)	(176)	(230)
Allocations of income to Series C Preferred Shares	(18)	—	—	—

Income from continuing operations applicable to Common Shares	9,903	5,278	20,594	14,404
Income (loss) from discontinued operations	(134)	(1,529)	2	(2,045)

Net income applicable to Common Shares for earnings per share purposes	$9,769	$3,749	$20,596	$12,359

Basic weighted-average Common Shares	32,949	21,412	30,889	21,064

Income from continuing operations	$0.30	$0.25	$0.67	$0.68
Income (loss) from discontinued operations	—	(0.07)	—	(0.09)

Net income per Common Share	$0.30	$0.18	$0.67	$0.59

Diluted
Income from continuing operations	$10,298	$5,512	$21,621	$15,229
Income attributable to non-controlling interest	(318)	(175)	(851)	(595)
Preferred dividend of Series C Preferred Shares	(59)	(59)	(176)	—
Allocation of income to Series C Preferred Shares	(18)	—	—	—

Income from continuing operations applicable to Common Shares	9,903	5,278	20,594	14,634
Income (loss) from discontinued operations	(134)	(1,529)	2	(2,045)

Net income applicable to Common Shares for earnings per share purposes	$9,769	$3,749	$20,596	$12,589

Basic weighted-average Common Shares	32,949	21,412	30,889	21,064
Series B-1 Preferred Shares (1)	—	—	—	—
Series C Preferred Shares (2)	—	—	—	433
Stock options (3)	—	2	—	2

Diluted weighted-average Common Shares	32,949	21,414	30,889	21,499

Income from continuing operations	$0.30	$0.25	$0.67	$0.68
Income (loss) from discontinued operations	—	(0.07)	—	(0.09)

Net income per Common Share	$0.30	$0.18	$0.67	$0.59

(1)
The Series B-1 Preferred Shares were anti-dilutive for the three and nine months ended September 30, 2011 and 2010 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)
The Series C Preferred Shares were anti-dilutive for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share. The Series C Preferred Shares were dilutive for the nine months ended September 30, 2010.

(3)
The Trust’s outstanding stock options were anti-dilutive for the three and nine months ended September 30, 2011 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per Common Share. The stock options were dilutive for the three and nine months ended September 30, 2010.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
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
Recurring Measurements
The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
Recurring Basis	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Securities carried at fair value	$6,652	$—	$—	$6,652
Loan securities carried at fair value	—	—	5,343	5,343

	$6,652	$—	$5,343	$11,995

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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
The table below includes a roll forward of the balance sheet amounts from January 1, 2011 to September 30, 2011, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities
Carried at Fair
Nine months Ended September 30, 2011	Value
(in thousands)
Fair value, January 1, 2011	$11,981
Sales	(662)
Payoff at par	(8,748)
Unrealized gain, net	2,772

Fair value, September 30, 2011	$5,343

Non-Recurring Measurements
Equity Investments
Equity investments are assessed for other-than-temporary impairment. The fair value of equity investments is determined using an income capitalization approach considering prevailing market capitalization rates. The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions used in this analysis include the discount rate and terminal capitalization rate used in the income capitalization valuation. The Trust has determined that the significant inputs used to value its Sealy equity investments fall within Level 3. The Trust recognized other—than—temporary impairment losses of $0 and $3,800,000 on these investments during the three and nine months ended September 30, 2011, respectively.
Investments in Real Estate and Assets Held For Sale
The Trust assesses the assets in its portfolio for recoverability based upon its estimate of undiscounted future cash flows expected to result from the use and disposition of the assets. For those assets deemed not to be fully recoverable, the Trust determines the fair value of those assets using an income capitalization approach based on assumptions it believes a market participant would utilize. The Trust records impairment charges equal to the difference between its carrying value and the estimated fair value of the asset. In July 2011 the Trust satisfied its $23,773,000 first mortgage loan on its wholly owned Lisle, Illinois properties for a discounted payoff of $14,500,000. Subsequent to the discounted payoff and as a result of continued declines in occupancy at these properties, the Trust re-evaluated its business plan and holding periods for these properties. The Trust determined that as result of the shorter holding period and higher lease up costs, the carrying value of the 701 Arboretum property was no longer fully recoverable. Significant inputs used to value this investment fall within Level 3. During the three and nine months ended September 30, 2011 the Trust recognized an impairment charge of $3,000,000 on its investments in real estate.
The table below presents as of September 30, 2011 the Trust’s equity method investments and investments in real estate measured at fair value according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable Inputs	Unobservable
Non-Recurring Basis	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total

Equity investments	$—	$—	$12,583	$12,583
Investments in real estate	—	—	5,049	5,049

	$—	$—	$17,632	$17,632

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
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
For the three months ended September 30, 2011, the Trust recognized net unrealized losses of $1,036,000 and for the nine months ended September 30, 2011 net unrealized gains of $1,974,000. For the three and nine months ended September 30, 2010, the Trust recognized net unrealized gains of $3,071,000 and $7,873,000, respectively. The change in fair value of the securities is recorded as an unrealized gain or loss in the Trust’s statement of operations. Income related to securities carried at fair value is recorded as interest and dividend income.
The following table presents as of September 30, 2011 and December 31, 2010 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	September 30, 2011	December 31, 2010

Assets
Securities carried at fair value:
REIT Preferred shares	$4,222	$28,547
REIT Common shares	2,430	4,485

Loan securities carried at fair value	5,343	11,981

	$11,995	$45,013

The table below presents as of September 30, 2011 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at	Amount Due
	September 30, 2011	Upon Maturity	Difference

Assets

Loan securities carried at fair value	$5,343	$7,494	$2,151

	$5,343	$7,494	$2,151

4.	Financing, Acquisition and Disposition Activities
Litigation Settlement
The CBS Corporation (“CBS”) lease term with respect to the Trust’s property located in Churchill, Pennsylvania expired on December 31, 2010. CBS elected not to renew the lease and, in anticipation of this lease termination and surrender of the property, a review of the condition of the property was performed by the Trust. In the Trust’s view, the property was in need of substantial repairs and refurbishing in order for the tenant to comply with the surrender conditions. The Trust advised CBS of these issues and no resolution was reached with CBS after numerous discussions. Accordingly, in May 2010 the Trust brought an action in Pennsylvania State Court, Alleghany County against CBS seeking damages for, among other things, CBS’ failure to restore the property to the condition necessary to comply with its surrender obligations.
On September 30, 2011 the Trust entered into a settlement agreement, subject to certain conditions, with respect to the pending lawsuit which provides for the dismissal of the lawsuit, payment to the Trust of $6,500,000, the conveyance to the Trust of approximately 148 acres of land and the waiver of all ground lease payments by the Trust for 2011. As a result of the conditional terms of the agreement being settled subsequent to September 30, 2011, the Trust anticipates recognition of litigation settlement income during the fourth quarter of 2011.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
The Trust also entered into a new net lease with Westinghouse Electric Company LLC (“Westinghouse”) for approximately 57,000 square feet of space at the Churchill property. The lease has a term of 12 years and requires annual rent of $750,000 per year, increasing annually by 3%. Westinghouse is responsible for all costs associated with the leased space and can terminate the lease at any time after the fifth anniversary by making a termination payment of $4,400,000 which decreases each year thereafter. The lease requires the Trust to make certain improvements and utility upgrades with an anticipated cost of approximately $1,000,000.
Under the terms of the settlement agreement, the Trust has agreed to market for sale both the portion of the property leased to Westinghouse and the remaining portion of the property. As such, the operations of the Churchill property are anticipated to be included in discontinued operations in the Trust’s financial statements commencing with the quarter ended December 31, 2011. Upon completion of the marketing, the Trust has agreed to pay CBS 50% of the sales proceeds received from the sale, or if not sold, 50% of the value as determined by the bids for the property received, in excess of $6,500,000.
The Trust conducted an impairment analysis of the Churchill property at September 30, 2011. Due to the Trust not holding title to the land until October 2011, the Trust has determined that this property should continue to be classified in continuing operations at September 30, 2011. Anticipated undiscounted cash flows, inclusive of the expected settlement payment, indicate that the carrying value is fully recoverable at September 30, 2011. The Trust believes that the conditions of the settlement should be satisfied and this property should qualify for held for sale treatment in the fourth quarter of 2011. Accordingly, the Trust expects to record an impairment change in the fourth quarter equal to the difference between the property’s carrying value and the fair value less costs to sell.
Financing Activities
Sealy Northwest Atlanta Loan - On June 23, 2011 the Trust made a $20,641,000 bridge loan to its Sealy Northwest Atlanta joint venture. The Trust’s bridge loan enabled the joint venture to satisfy its $28,750,000 first mortgage loan at a discounted payoff amount of $20,500,000. On September 29, 2011, the joint venture obtained replacement financing in the amount of $14,000,000 bearing interest at Libor + 5.35% and maturing on September 29, 2015. In connection with the financing, the joint venture purchased an interest rate cap which caps Libor at 1% through October 1, 2013. Net proceeds from the new loan plus additional capital contributions of $4,650,000 from the Trust and of $3,100,000 from Sealy were utilized to pay off the bridge loan due to the Trust.
Loan Satisfaction — On July 13, 2011, the Trust satisfied its $23,773,000 first mortgage loan on its wholly owned Lisle, Illinois properties for a discounted payoff of $14,500,000 plus reserves held by the lender of approximately $736,000. The Trust recognized gain on the extinguishment of debt in the amount of $8,514,000. As part of the restructuring, the Trust re-evaluated its business plan and holding periods for these properties which resulted in the recognition of impairment charges totaling $3,000,000 as discussed in Note 3.
Disposition Activity
Marc Realty — On June 1, 2011 the Trust sold to its partner, Marc Realty, for $18,544,000 its equity interest in three properties in its Marc Realty Portfolio (8 South Michigan, 11 East Adams and 29 East Madison). The purchase price was paid $6,000,000 in cash and $12,544,000 in aggregate secured promissory notes which each bear interest at 8% per annum, require payments of interest only and mature on May 31, 2016. Pursuant to the accounting guidance for sales of real estate, the Trust deferred recognition of the gain of $385,000.
During the quarter ended September 30, 2011, Marc Realty made payments in full satisfaction of its $4,910,000 8 South Michigan loan and $2,265,000 11 East Adams loan. In addition, Marc Realty made $1,369,000 in payments on its 29 East Madison loan. As of September 30, 2011, the 29 East Madison loan had a balance of $4,000,000. The Trust recognized $207,000 in gain related to the full repayment of the two loans.
Acquisitions
Vintage Housing — During the quarter ended September 30, 2011, the Trust invested an additional $7,000,000 in its Vintage Housing venture, which holds interests in multifamily and senior housing properties located primarily in California and the Pacific Northwest. Of this contribution, $4,300,000 was invested for the venture’s acquisition of non-controlling general partner interests in seven of the existing investments. The remaining $2,700,000 contributed was used by the venture for investment in three new properties.
Loan Asset Repayments
Beverly Hills Hilton — On September 15, 2011, the Trust’s B-Note receivable was paid off at par. The Trust received repayment of $10,000,000 on the loan which was originally acquired on December 9, 2009 for $5,250,000.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
5.	Loans Receivable
The Trust’s loans receivable at September 30, 2011 and December 31, 2010 are as follows (in thousands):

				Carrying Amount		Contractual
		Stated		September 30,	December 31,	Maturity
Description	Loan Position	Interest Rate		2011	2010	Date

Beverly Hilton	B-Note	Libor + 1.74%		$—	$7,899	—
Westwood (1) (4)	Whole Loan	11.00%		3,646	3,500	10/31/11
Metropolitan Tower	B-Note	Libor + 1.51%		—	10,312	—
Moffett Towers (1)	B-Note	Libor + 6.48%		23,187	21,752	01/31/12
Siete Square	B-Note	10.37%		—	2,488	—
160 Spear	B-Note	9.75%	(2)	9,977	6,674	06/09/12
160 Spear	Mezzanine	15.00%		4,844	3,029	06/09/12
Magazine (1)	Mezzanine	Libor + 1.23%		18,249	—	07/09/12
Legacy Orchard (1)	Corporate Loan	15.00%		9,750	9,750	10/31/14
San Marbeya (1)	Whole Loan	5.88%		26,637	26,966	01/01/15
CDH CDO LLC	Unsecured	12.00%		—	3,498	12/30/15
Rockwell	Mezzanine	12.00%		268	255	05/01/16
Marc 29 East Madison (1)	Mezzanine	8.0%		4,019	—	05/31/16
500-512 7th Ave	B-Note	7.19%		9,970	9,954	07/11/16
180 N. Michigan (1)	Mezzanine	8.50%	(3)	2,807	1,862	12/31/16
Wellington Tower	Mezzanine	6.79%		2,535	2,456	07/11/17

				$115,889	$110,395

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

(2)
The Trust holds a B note in this loan. Interest on the B note equals the difference between (i) interest on the entire outstanding loan principal balance ($73,796 at September 30, 2011) at a rate of 6.48215% per annum less (ii) interest payable on the outstanding principal balance of the A note ($35,000 at September 30, 2011) at a rate of 9.75% per annum. As a result, the effective yield on the Trust’s $3,410 cash investment is 40.8%.

(3)	Represents tenant improvement and capital expenditure loans collateralized by a subordinate mortgage or the ownership interests in the owner of the applicable property.

(4)	Subsequent to September 30, 2011, the borrower has been granted a 30 day forbearance and expects to repay the loan by November 30, 2011.
The carrying amount of loans receivable includes accrued interest of $518,000 and $558,000 at September 30, 2011 and December 31, 2010, respectively, and cumulative accretion of $7,681,000 and $9,803,000 at September 30, 2011 and December 31, 2010, respectively. The fair value of the Trust’s loans receivable, exclusive of interest receivable was approximately $125,859,000 and $114,477,000 at September 30, 2011 and December 31, 2010, respectively.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
At September 30, 2011, the Trust’s loan receivables have accretable discount yet to be recognized as income totaling $10,633,000.
The weighted average coupon on our loans receivable was 6.14% and the weighted average yield to maturity was 12.61%.
With the exception of the San Marbeya loan receivable, none of the loans receivable are directly financed. On January 14, 2011, the Trust restructured the San Marbeya first mortgage loan to create a $15,150,000 senior participation which bears interest at 4.85% and a $15,744,000 junior participation which bears interest at 6.4%. The Trust accounts for the loan participation as a secured financing.
Loan Receivable Activity
Activity related to loans receivable is as follows (in thousands):

	January 1, 2011 to	January 1, 2010 to
	September 30, 2011	December 31, 2010
Balance at beginning of period	$110,395	$26,101
Purchase and advances	44,512	122,301
Proceeds from sale	—	(12,876)
Interest (received) accrued, net	(19)	361
Repayments	(43,410)	(15,064)
Loan accretion	11,167	8,782
Discount accretion received in cash	(13,290)	—
Transfer from loan securities	662	—
Transfer foreclosed loans to investment in real estate	—	(19,210)
Transfer Marc Realty seller financing from equity investments	12,544	—
Transfer Sealy loan to equity investments	(4,650)	—
Transfer 450 W 14th St bridge loan to preferred equity investments	(2,022)	—

Balance at end of period	$115,889	$110,395

In addition to our initial purchase price of certain loans, we have future funding requirements. At September 30, 2011 we had future funding requirements pursuant to two loans receivable totaling approximately $2,654,000.
The following table summarizes the Trust’s interest, dividend and discount accretion income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest, dividends and discount accretion detail:
Interest on loan assets	$3,043	$1,840	$8,440	$3,397
Accretion of loan discount	2,374	2,345	11,167	6,087
Interest and dividends on REIT securities	86	763	662	2,263

Total interest, dividends, and discount accretion	$5,503	$4,948	$20,269	$11,747

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
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
Management estimates impairment by calculating the estimated fair value of the underlying property collateralizing the loan based on the present value of expected future cash flows and comparing the fair value to the loan’s net carrying value. If the fair value is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Trust believes is adequate to absorb losses.
The table below summarizes the Trust’s loans receivable by internal credit rating at September 30, 2011 (in thousands, except for number of loans).

		Carrying
		Value of
Internal Credit	# of	Loans	# of	Whole	# of		# of	Mezzanine
Quality	Loans	Receivable	Loans	Loans	Loans	B-Notes	Loans	Loans

Greater than zero	10	$90,167	3	$40,033	2	$19,947	5	$30,187
Equal to zero	2	25,722	—	—	1	23,187	1	2,535
Less than zero	—	—	—	—	—	—	—	—

Subtotal	12	$115,889	3	$40,033	3	$43,134	6	$32,722

Non Performing Loans
The Trust considers a loan to be non-performing and places loans on non-accrual status at such time as management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. If and when a loan is brought back into compliance with its contractual terms, the Trust will resume accrual of interest. As of September 30, 2011 and December 31, 2010, there were no past due payments. There was no provision for loan loss recorded during the three and nine month periods ended September 30, 2011 and 2010.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
6.	Securities Carried at Fair Value
Securities carried at fair value are summarized in the table below (in thousands):

	September 30, 2011		December 31, 2010
	Acquisition Cost	Fair Value	Acquisition Cost	Fair Value

REIT Preferred shares	$2,067	$4,222	$15,757	$28,547
REIT Common shares	2,935	2,430	3,590	4,485

	5,002	6,652	19,347	33,032

Loan securities	1,661	5,343	7,574	11,981

	$6,663	$11,995	$26,921	$45,013

During the three and nine months ended September 30, 2011, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $0 and $35,029,000 respectively. The gross realized gains on these sales and payoffs totaled approximately $0 and $131,000, in the three and nine months ended September 30, 2011, respectively.
During the three and nine months ended September 30, 2010, available for sale securities, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $16,391,000 and $29,565,000 respectively. For the three months ended September 30, 2010, gross realized losses on these sales and payoffs totaled approximately $185,000. For the nine months ended September 30, 2010, gross realized gains on these sales and payoffs totaled approximately $588,000.
For the nine months ended September 30, 2011, the Trust recognized net unrealized gains on securities carried at fair value and loan securities carried at fair value of $1,974,000, as the result of the change in fair value of the financial assets for which the fair value option was elected. For the three months ended September 30, 2011, the Trust recognized net unrealized losses of $1,036,000.
For the three and nine months ended September 30, 2010, the Trust recognized net unrealized gains on available for sale securities, securities carried at fair value and loan securities carried at fair value of $3,071,000, and $7,873,000 respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
7.	Equity Investments
The Trust’s equity investments consist of the following at September 30, 2011 and December 31, 2010 (in thousands):

		Nominal % Ownership	September 30,	December 31,
Venture Partner	Equity Investment	at September 30, 2011	2011	2010

Marc Realty (1)	8 South Michigan LLC	N/A	$—	$7,087
Marc Realty (1)	11 East Adams Street LLC	N/A	—	3,223
Marc Realty (1)	29 East Madison Street LLC	N/A	—	7,720
Marc Realty (1)	Michigan 30 LLC	50.0%	12,045	12,080
Marc Realty (1)	Brooks Building LLC	50.0%	7,880	7,452
Marc Realty (1)	High Point Plaza LLC	50.0%	6,198	6,275
Marc Realty (1)	Salt Creek LLC	50.0%	2,266	2,344
Marc Realty (1)	1701 Woodfield LLC	50.0%	3,977	4,221
Marc Realty (1)	River Road LLC	50.0%	4,023	4,123
Marc Realty (1)	3701 Algonquin Road LLC	50.0%	2,694	2,931
Marc Realty (1)	Enterprise Center LLC	50.0%	2,730	3,018
Marc Realty (1)	900 Ridgebrook LLC	50.0%	1,606	1,676
Sealy (1)	Northwest Atlanta Partners LP	60.0%	8,651	2,479
Sealy (1)	Newmarket GP LLC	68.0%	3,932	6,647
Sealy	Airpark Nashville GP	50.0%	1,799	2,778
Inland/Lexington	Concord Debt Holdings LLC	33.3%	—	—
Inland/Lexington	CDH CDO LLC	33.3%	—	—
ROIC (1)	WRT-ROIC Riverside LLC	50.0%	7,883	7,883
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	9	—
Atrium Holding	RE CDO Management LLC	50.0%	1,273	—
Lexington (1)	LW-SOFI LLC	50.0%	6,877	—
VHH LLC (1)	Vintage Housing LLC	75.0%	30,513	—
Broadway Partners	FII Co-Invest LLC	27.9%	1,800	—

			$106,156	$81,937

(1)
The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the VIEs economic performance.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
The following table reflects the activity of the Trust’s equity investments for the period ended September 30, 2011 (in thousands):

						Balance at
	Balance at		Equity Income			September 30,
Investment	December 31, 2010	Contributions	(loss)	Distributions	Sales	2011

Marc Realty	$62,150	$2,011	$(319)	$(2,264)	$(18,159)	$43,419
Sealy	11,904	4,650	(1,922)	(250)	—	14,382
Concord Debt Holdings	—	—	2,721	(2,721)	—	—
CDH CDO	—	—	307	(307)	—	—
WRT-ROIC Riverside	7,883	—	702	(702)	—	7,883
WRT-ROIC Lakeside Eagle	—	18,093	666	(18,750)	—	9
WRT-46th Street Gotham	—	8,037	621	(8,658)	—	—
RE CDO Management	—	1,250	23	—	—	1,273
LW-SOFI	—	5,760	1,117	—	—	6,877
Vintage Housing	—	30,950	424	(861)	—	30,513
FII Co-invest	—	1,800	—	—	—	1,800

Total	$81,937	$72,551	$4,340	$(34,513)	$(18,159)	$106,156

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
At June 30, 2011 the Trust determined that, as a result of current market conditions, including current occupancy levels, current rental rates and an increase in terminal capitalization rates, the fair value of its equity investments in Sealy Northwest Atlanta and Sealy Newmarket were below the carrying values. Accordingly, the Trust assessed whether this decline in value was other-than-temporary. In making this determination, the Trust considered the length of time which the decline has occurred, the length of time before an expected recovery and the lack of any comparables in the market. The Trust determined the fair value of its investments utilizing an unleveraged cash flow methodology with a 10 year hold period and an estimated terminal capitalization rate. The cash flows were then discounted using an estimated market rate. Based on the foregoing, all of which requires significant judgment, the Trust concluded that the declines in value were other-than-temporary, and the Trust recorded other-than-temporary impairment charges of $2,900,000 and $900,000 on its investments in Sealy Northwest Atlanta and Sealy Newmarket, respectively, during the nine months ended September 30, 2011. The Trust has determined that the fair value of its Sealy Northwest Atlanta investment marginally exceeds its carrying value at September 30, 2011.
In relation to its investment in Vintage Housing, the Trust has elected a one-month lag period in which it recognizes its share of the equity earnings of Vintage Housing in arrears. The lag period is allowed under the provisions of ASC 810-10 and is necessary in order for the Trust to consistently meet its regulatory filing deadlines. The Vintage Housing joint venture consolidated balance sheet consists of assets totaling approximately $320,000,000 with mortgage notes payable of approximately $210,000,000 as of August 31, 2011.
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
During the quarter ended September 30, 2011 the Trust received cash distributions from Concord Debt Holdings LLC of $2,549,000. The Trust recognized equity income for the full amount of the distributions. The Concord Debt Holdings LLC balance sheet consisted of total assets of $28,079,000 and $126,463,000 at September 30, 2011 and December 31, 2010, respectively, and total liabilities of $101,000 and $99,321,000 at September 30, 2011 and December 31, 2010, respectively. Concord Debt Holdings LLC had net income of $4,368,000 and $9,962,000 for the three and nine months ended September 30, 2011 and a net loss of $308,000 for the period from the reorganization date (August 26, 2010) to September 30, 2010.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
8.	Debt
Mortgage Loans Payable
The Trust had outstanding mortgage loans payable of $185,622,000 and $230,443,000 at September 30, 2011 and December 31, 2010, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by the applicable real estate of the Trust.
The Trust’s mortgage loans payable at September 30, 2011 and December 31, 2010 are as follows (in thousands):

Location of		Spread Over	Interest Rate at	September 30,	December 31,
Collateral	Maturity	LIBOR/Prime	September 30, 2011	2011	2010

Andover, MA	—	—	N/A	$—	$6,135
S. Burlington, VT	—	—	N/A	—	2,629
Various	—	—	N/A	—	19,002
Lisle, IL	—	—	N/A	—	23,905
Chicago, IL	Apr 2012	—	6.25%	8,900	9,100
Amherst, NY	Oct 2013	—	5.65%	15,794	16,116
Meriden, CT	Feb 2014	—	5.83%	23,875	23,875
Indianapolis, IN	Apr 2015	—	5.82%	4,188	4,245
Chicago, IL	Mar 2016	—	5.75%	20,598	20,828
Houston, TX	Apr 2016	—	6.28%	57,443	60,351
Lisle, IL	Mar 2017	—	5.55%	5,600	5,600
Orlando, FL	Jul 2017	—	6.40%	38,268	38,657
Plantation, FL	Apr 2018	—	6.48%	10,956	—

				$185,622	$230,443

Secured Financing
In January 2011 the Trust restructured the San Marbeya first mortgage loan receivable and transferred the senior participation at par. For financial reporting purposes, the transfer of the financial asset is accounted for as a financing rather than a sale. As of September 30, 2011, the secured financing has a carrying value of $15,150,000, bears interest at a rate of 4.85% and matures on January 1, 2015.
The fair value of the Trust’s mortgage loans payable, secured financing and revolving line of credit are less than their current carrying value by $10,870,000 and $22,042,000 at September 30, 2011 and December 31, 2010, respectively.
9.	Revolving Line of Credit
The Trust has a revolving line of credit in the principal amount of $50,000,000 which bears interest at Libor plus 3% and has a maturity date of March 3, 2014 with a one year option to extend the maturity date to March 3, 2015. The Trust must comply with financial covenants on an ongoing basis. The covenants are tested as of the end of each quarter based upon results for the most recently ended quarter. The Trust was in compliance of its financial covenants under its revolving line of credit as of September 30, 2011.
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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
The outstanding balance under the facility was $0 and $25,450,000 at September 30, 2011 and December 31, 2010. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $44,000 and $95,000 for the three and nine months ended September 30, 2011, respectively and $8,000 and $52,000 for the three and nine months ended September 30, 2010, respectively.
10.	Common Shares
The following table sets forth information relating to issuance of Common Shares during the nine months ended September 30, 2011:

	Number of
Date of Issuance	Shares Issued	Price per Share	Type of Offering

January 15, 2011	58,161	$11.70	DRIP (1)
April 6, 2011	5,750,000	11.25	Public Offering
April 15, 2011	59,207	11.63	DRIP
July 15, 2011	61,224	11.35	DRIP

(1)	The Trust’s Dividend Reinvestment and Stock Purchase Plan.
11.	Discontinued Operations
In addition to the Trust’s properties in Athens, Georgia; Lafayette, Louisiana; Knoxville, Tennessee; and Sherman, Texas that were previously classified as discontinued operations, in January 2011 another retail property in St. Louis, Missouri has also been classified as discontinued operations. In February 2011 the Trust entered into an agreement to sell the St. Louis, Missouri property subject to the buyer’s due diligence. In August 2011, the Trust sold its Knoxville, Tennessee property for net proceeds of $2,151,000.
Results for discontinued operations for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues	$—	$255	$265	$821
Operating expenses	(76)	(2)	(203)	(22)
Depreciation and amortization	—	(62)	(2)	(124)
Impairment loss	—	(1,720)	—	(2,720)
Loss on sale of assets held for sale	(58)	—	(58)	—

Income (loss) from discontinued operations	$(134)	$(1,529)	$2	$(2,045)

12.	Commitments and Contingencies
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
See Note 4 for discussion of the litigation settlement with CBS.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
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
The following table sets forth the fees and reimbursements paid by the Trust for the three and nine months ended September 30, 2011 and 2010 to FUR Advisors and Winthrop Management (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Base Asset Management	$1,997	$1,324	$5,682	$3,517
WRP Sub-Management LLC	—	(34)	—	(134)
Credit
Property Management	129	54	400	170
Construction Management	1	—	1	1

	$2,127	$1,344	$6,083	$3,554

Base Asset Management Fee
Effective January 1, 2010, the Advisory Agreement was amended so that the determination of the issuance price of Common Shares reverted back to the pre 2009 definition such that the quarterly fee is to be calculated as 1.5% of the actual issuance price of Common Shares instead of a fixed price for Common Shares issued prior to January 1, 2009. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by an unaffiliated third party to a venture managed by the Trust. The management fee paid by the Trust for third party equity contributions amounted to $9,000 and $32,000 for the three and nine months ended September 30, 2011, respectively. There was no fee for third party equity contributions in 2010.
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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
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
The following table summarizes the Trust’s assets by business segment for the periods ended September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010

Operating properties	$382,859	$373,142
Loan assets	150,676	134,269
REIT securities	6,652	33,032
Corporate
Cash and cash equivalents	66,777	45,257
Restricted cash	4,916	8,593
Straight line rent receivable	9,666	8,729
Other accounts receivable and prepaids	2,714	3,673
Deferred financing costs	1,184	1,158
Discontinued operations	1,491	2,275

Total Assets	$626,935	$610,128

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three and nine months ended September 30, 2011 and September 30, 2010 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Operating Properties
Rents and reimbursements	$10,840	$9,243	$33,061	$27,999
Operating expenses	(3,536)	(1,812)	(11,567)	(5,579)
Real estate taxes	(1,107)	(952)	(3,450)	(2,012)
Equity in income (loss) of Sealy Northwest Atlanta	(119)	(192)	4,422	(541)
Equity in loss of Sealy Airpark Nashville	(275)	(248)	(728)	(681)
Equity in loss of Sealy Newmarket	(672)	(301)	(1,816)	(750)
Impairment loss on Sealy equity investment	—	—	(3,800)	—
Equity in income of Vintage	424	—	424	—
Equity in income (loss) of Marc Realty investments	(199)	1,187	(319)	1,494

Operating income	5,356	6,925	16,227	19,930
Depreciation and amortization expense	(3,185)	(2,378)	(9,978)	(7,050)
Interest expense	(2,891)	(3,196)	(10,006)	(9,596)
Impairment loss on investment in real estate	(3,000)	—	(3,000)	—
Gain on extinguishment of debt	8,514	—	8,514	—
Gain on sale of equity investments	207	—	207	—

Operating properties net income	5,001	1,351	1,964	3,284

Loan Assets
Interest and discount accretion	5,417	4,185	19,607	9,484
Equity in earnings of preferred equity investment of Marc Realty	85	85	253	253
Equity in earnings of preferred equity investment of 450 West 14th Street	172	—	245	—
Unrealized gain (loss) on loan securities carried at fair value	(75)	581	2,772	3,593
Equity in income of ROIC Riverside	234	234	702	239
Equity in income of ROIC Lakeside Eagle	—	—	666	—
Equity in income of 46th Street Gotham	—	—	621	—
Equity in loss of PSW NYC	—	(1,089)	—	(1,089)
Equity in income of Concord	2,549	—	3,028	—
Equity in income of LW SOFI	855	—	1,117	—
Equity in income of RE CDO Management	23	—	23	—

Operating income	9,260	3,996	29,034	12,480
General and administrative expense	(43)	(186)	(58)	(222)
Interest expense	(184)	—	(525)	—

Loan assets net income	9,033	3,810	28,451	12,258

REIT Securities
Interest and dividends	86	763	662	2,263
Gain (loss) on sale of securities carried at fair value	—	(185)	131	588
Unrealized gain (loss) on securities carried at fair value	(961)	2,490	(798)	4,280

REIT securities net operating income (loss)	(875)	3,068	(5)	7,131

Operating Segments Net Income	13,159	8,229	30,410	22,673

Reconciliations to GAAP Net Income:

Corporate Income (Expense)
Interest income	472	17	1,008	94
Interest expense	(471)	(613)	(1,592)	(1,530)
General and administrative	(2,850)	(2,114)	(8,117)	(5,901)
State and local taxes	(12)	(7)	(88)	(107)

Income from continuing operations before non-controlling interest	10,298	5,512	21,621	15,229
Non-controlling interest	(318)	(175)	(851)	(595)

Income from continuing operations attributable to Winthrop Realty Trust	9,980	5,337	20,770	14,634
Income (loss) from discontinued operations attributable to Winthrop Realty Trust	(134)	(1,529)	2	(2,045)

Net Income Attributable to Winthrop Realty Trust	$9,846	$3,808	$20,772	$12,589

Capital Expenditures
Operating properties	$2,141	$2,929	$5,856	$4,646

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
15.	Variable Interest Entities
Consolidated Variable Interest Entities
The Trust has identified two consolidated variable interest entities, Deer Valley, Arizona and the Andover net lease property. Consolidated variable interest entities are those where the Trust has a controlling financial interest in the joint venture or are the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The third parties’ interests in these consolidated entities are reflected as non-controlling interest in the accompanying consolidated financial statements.
Variable Interest Entities Not Consolidated
Equity Method and Preferred Equity Investments — The Trust has reviewed its various equity method and preferred equity investments and identified 18 variable interest entities. These unconsolidated joint ventures are those where we do not have a controlling financial interest in the joint venture or are not the primary beneficiary of a VIE.
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
Loan Origination
Hotel Wales — In October 2011, the Trust originated a $20,000,000 first mortgage loan collateralized by the Hotel Wales located in Manhattan, New York which loan bears interest at LIBOR plus 4%, with a 3% LIBOR floor (i.e. a minimum 7% rate on the loan), and matures in October 2013, with a one-year extension right. Subsequent to originating the loan, the Trust sold a $14,000,000 senior participation which bears interest at LIBOR plus 1.25% with a 3% LIBOR floor, with the Trust retaining a $6,000,000 junior participation which provides for interest payments equal to the interest payable on the loan less the amount payable on the senior participation.
127 West 25th Street — On October 25, 2011, the Trust committed to make a $9,000,000 subordinate mortgage loan collateralized by the commercial property located at 127 West 25th Street, Manhattan, New York. The loan is subject to the satisfaction by the borrower of certain conditions on or prior to January 24, 2012. If funded, the loan will mature on October 1, 2014, bear interest at a rate equal to the greater of 14% per annum or LIBOR plus 10%, and require payment of interest only. In connection with the entering into of the loan agreement, the Trust received an origination fee of $90,000 and a commitment fee of $105,000 per month that the commitment is outstanding prior to funding. The loan is subordinate to a $32,680,000 first mortgage loan. The property is net leased to the Bowery Residents’ Committee, Inc., a New York not-for-profit corporation, which obtains funding from the City of New York.
Southern California Office Portfolio Note — On November 4, 2011, a joint venture in which we own a 73% interest acquired for a purchase price of $96,700,000 a $117,900,000 C note in the $798,000,000 first mortgage encumbering a 4,500,000 square foot, 31 property portfolio of office properties situated throughout southern California.  The C Note, which is the controlling holder of the mortgage loan, bears interest at a rate per annum of LIBOR plus 310 basis points, requires payments of interest only and matures on August 9, 2012.  We contributed approximately $71,000,000 to the venture and own an approximately 73% interest in the joint venture.  Pursuant to the terms of the joint venture agreement, we are permitted to reduce our investment in the C Note by transferring up to 49% of our equity interest in the joint venture to a third party.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
Financing-Newbury/550/650 Corporetum/701 Arboretum
On October 18, 2011, the Trust obtained a $21,000,000 mortgage loan secured by its Newbury Apartments, 550/650 Corporetum and 701 Arboretum properties. The loan bears interest at LIBOR plus 2.5%, matures October 2014, subject to two, one-year extension terms, and requires payments of interest only through the initial term and payments of principal and interest based on a 25 year amortization schedule during the extended terms. In connection with the financing, the Trust purchased an interest rate cap which caps Libor at 1.0% through October 18, 2014. The proceeds from the loan, together with approximately $3,160,000 of reserves, were used to satisfy the existing approximately $23,875,000 loan encumbering Newbury Apartments which bore interest at 5.83%.
450 West 14th
In October 2011, the joint venture that owns the property located at 450 West 14th Street, Manhattan, New York obtained its temporary certificate of occupancy from the New York City Buildings Department. As a result, the Trust exercised its right to become the managing member of the entity. As a result of the change in control, the Trust anticipates that the property and its operations will be consolidated effective with the fourth quarter of 2011.
Moffett Towers
On October 25, 2011, the Trust received payment of $23,034,000 plus accrued interest in full satisfaction of its B-Note collateralized by Moffett Towers. This B-Note was originally purchased by the Trust in October 2010 for a purchase price of $21,558,000 and additional advances of $1,476,000 were made under the terms of the note.
LW-SOFI
On October 31, 2011, the venture received $71,530,000 plus accrued interest in full satisfaction of the mezzanine loan, the proceeds of which were utilized to satisfy the repurchase obligation encumbering the loan receivable resulting in net proceeds of $15,876,000. The Trust received a $7,937,000 distribution from LW-SOFI on November 2, 2011.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011

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
Management’s Discussion and Analysis of Financial Condition and Results of operations include a discussion of our unaudited consolidated financial statements and footnotes thereto for the three and nine months ended September 30, 2011 as compared with the three and nine months ended September 30, 2010. These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
Most recently as a result of executing on our strategy, we have invested in a portfolio transaction, which we refer to as the Vintage portfolio whereby we have access to a large portfolio of assets that have positioned us well for continued growth. We have also sought to invest in loan investments with significant underlying collateral value, future income return potential and in certain cases, non-performing loans with the possibility that our debt position will be converted into equity participation.
Consistent with our original expectations, we have begun to realize income and cash flow on our Vintage portfolio of 25 multifamily and senior housing properties comprising approximately 4,200 units located primarily in the Pacific Northwest and California which we acquired in June 2011. We have already made additional investments using the Vintage platform and during the quarter ended September 30, 2011 made contributions to the venture totaling $7,000,000. The venture’s new investments included a contribution to a planned 231 unit multi-family project in Tacoma, Washington, the acquisition of non-controlling partner interests in seven of the existing Vintage investments and a purchase agreement to acquire 75% member interests in the general partner of two multifamily properties comprising approximately 490 units located in California and Nevada.
In addition to growing our assets, during the quarter ended September 30, 2011 we addressed issues concerning certain of our existing assets by resolving our legal matters related to our Churchill, Pennsylvania property and negotiating a significant discounted payoff on the mortgage encumbering our two Lisle, Illinois properties. Additional debt restructuring discussions continue on the Sealy Newmarket property and we anticipate an outcome in the near term that will help stabilize operations for the joint venture.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
Our Concord investment platform that we previously wrote down to zero has stabilized its operations resulting in cash distributions to us of $2,549,000 for the quarter ended September 30, 2011.
At September 30, 2011, we held $66,777,000 in unrestricted cash and cash equivalents and $6,652,000 in REIT securities. In March 2011 we extended and amended our revolving line of credit, financed our Plantation, Florida property and paid off all of our consolidated debt maturing in 2011. These transactions along with our Common Share offering in April 2011 which raised $61,386,000 through the sale of 5,750,000 Common Shares have considerably strengthened our balance sheet. See “Liquidity and Capital Resources” below.
With respect to our operating results for the third quarter of 2011, net income attributable to Common Shares was $9,787,000 or $0.30 per Common Share as compared to $3,749,000 or $0.18 per Common Share for the third quarter of 2010. The most significant factor in this increase was the gain on the extinguishment of debt on our Lisle, Illinois properties which was partially offset by the impairment charge on one of our Lisle, Illinois properties. See “Results of Operations” below for further information.
Loan Assets
Consistent with our strategy to focus our investing in the segment we believe will generate the greater overall return to us, we continue to focus our acquisition activity on our loan asset segment. Our ability to identify and execute on the acquisition of loan assets has resulted in a considerable growth in the loan portfolio, and during the quarter ended September 30, 2011 we made new investments and additional investments in existing loan assets of approximately $3,617,000.
At September 30, 2011 all of our loan assets were performing in accordance with their terms.
The concentration in this segment was due to our belief that these assets will provide the best means for a current return in the form of interest payments as well as appreciation either through acquiring loan assets at a discount or acquiring loan assets with the expectation of a borrower default that will lead to foreclosure and an equity ownership interest.
Operating Properties
Consolidated Operating Properties —Excluding our Churchill, Pennsylvania property, the average occupancy of our consolidated properties was approximately 89.5% during the nine months ended September 30, 2011. As of September 30, 2011, our consolidated properties were approximately 90.2% leased compared to approximately 92.2% leased at September 30, 2010. The decline in occupancy relates primarily to the Denver, Colorado properties which were acquired in the fourth quarter of 2010. These properties were acquired with significant vacancy.
Increases in our operating income from our new acquisitions have been offset by unfavorable trends in operating income from our existing wholly owned properties.
Occupancy at our Lisle, Illinois property known as 550-560 Corporetum remains down and is 57% occupied as of September 30, 2011. Various smaller tenants have vacated, and one significant tenant representing approximately 13% of the property square footage did not renew its lease at expiration in May 2010. At our other Lisle, Illinois property, referred to as 701 Arboretum, our major tenant which occupied approximately 53% of the building vacated their space at the expiration of their lease term on May 31, 2011. In addition, another tenant who occupied approximately 15% of the building vacated at the expiration of their lease in August 2011. As a result, this property is 17% occupied as of September 30, 2011. As a result of the material negative impact the market conditions have had on these properties, we recently negotiated a discounted payoff of the debt which resulted in a debt extinguishment gain of approximately $8,514,000. Subsequent to the restructuring, we re-evaluated our business plan and shortened our expected holding periods for these properties which resulted in recording an impairment charge of $3,000,000 on 701 Arboretum.
With respect to our recently acquired operating properties, our 82,000 square foot Deer Valley Professional Building, located in Phoenix, Arizona is 89.0% leased at September 30, 2011 compared to 61.0% leased at June 30, 2011 and at our acquisition on August 6, 2010. In the aggregate, our Crossroads I and II buildings, which contain approximately 236,000 square feet, were 72.1% leased at September 30, 2011 as compared to 55.9% leased at the date of our acquisition during the fourth quarter of 2010.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
The Churchill, Pennsylvania property legal settlement ended with a dismissal of a pending lawsuit, a payment to us of $6,500,000, and conveyance to us by our former tenant of approximately 148 acres of land. In addition, we have entered into a long-term net lease with one of our existing Churchill tenants, Westinghouse, for 57,000 square feet of space. The lease has a 12 year term and requires annual rent of $750,000, increasing by 3% annually.
In connection with the settlement of the litigation relating to our Churchill, Pennsylvania property, we have agreed to market this property for sale. Accordingly, we anticipate this property will qualify for held for sale treatment and will be classified as discontinued operations effective with the fourth quarter of 2011.
Tenant Concentration — The Trust seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependence on any single property, and a large tenant base. At September 30, 2011, the Trust has two tenants, Spectra Energy and Siemens Real Estate, which represented approximately 22.31% and 10.00%, respectively, of the Trust’s annualized base rental revenues from consolidated commercial operating properties.
Sealy Equity Investments in Operating Properties — As of September 30, 2011 we continue to hold equity interests in three real estate ventures with Sealy & Co. which have an aggregate of approximately 2,097,000 rentable square feet consisting of 18 office flex buildings and 13 light distribution and service center properties. The investment properties are located in Northwest Atlanta, Georgia (Northwest Business Park); Northwest Atlanta, Georgia (Newmarket); and Nashville, Tennessee (Airpark) and had occupancies of 77%, 52% and 82%, respectively, at September 30, 2011 as compared to occupancy of 75%, 67% and 88% at September 30, 2010. The properties continue to be aggressively marketed for lease. We received cash distributions from operations of $250,000 from the Nashville, Tennessee property for the nine months ended September 30, 2011. We received no cash distribution from the two Atlanta investments for the three and nine months ended September 30, 2011.
On September 29, 2011, we closed on a replacement first mortgage loan on our Sealy Northwest Business Park property. The new loan has an outstanding balance of $14,000,000, bears interest at Libor + 5.35% and matures on September 29, 2015. Proceeds from the loan were utilized to pay down the bridge loan made by us and the balance of the bridge loan was satisfied by additional equity of $4,650,000 from us and of $3,100,000 from our venture partner. The loan for the Newmarket property, which is $37,000,000, and matures in 2016, is currently in special servicing. We, together with our joint venture partner, are attempting to negotiate a restructuring of the debt with the special servicer. The venture has ceased making its debt service payments until the loan is restructured. There can be no assurance that a restructuring of the loan will be accomplished. The mortgage on the Nashville Airpark property matures in May 2012, and we, together with our joint venture partner, are currently seeking to negotiate an extension.
Marc Realty Equity Investments in Operating Properties- On June 1, 2011, we sold three of our downtown Chicago, Illinois equity investments for an aggregate selling price of $18,544,000 to our joint venture partner, Marc Realty. These were the properties located at 8 South Michigan, 11 East Adams, and 29 East Madison. The selling price was paid $6,000,000 in cash and a $12,544,000 secured promissory note. In addition, we have certain future participating rights if the properties are sold within a specified timeframe for amounts in excess of our sale price.
During the quarter ended September 30, 2011, Marc Realty made payments in full satisfaction of its $4,910,000 8 South Michigan loan and $2,265,000 11 East Adams loan. In addition, Marc Realty made $1,369,000 in payments on its 29 East Madison loan. As of September 30, 2011, the 29 East Madison loan had a balance of $4,000,000. We recognized $207,000 in gain related to the full repayment of the two loans.
As of September 30, 2011, we held equity interests in nine properties with Marc Realty which consist of an aggregate of approximately 1,406,000 rentable square feet of office and retail space which was 77.5% occupied as compared to 79.2% occupied at September 30, 2010.
Of the nine remaining properties, two are downtown Chicago properties which contain approximately 389,000 rentable square feet and accounted for $19,925,000 of our September 30, 2011 carrying value. These two properties had occupancy of 79% at September 30, 2011, compared to 77% occupancy at June 30, 2011.
The balance of the portfolio, located in the Chicago suburbs represents $23,494,000 of our September 30, 2011 carrying value, contains approximately 1,017,000 square feet and was 77% occupied at September 30, 2011 compared to 78.8% occupied at June 30, 2011.
At September 30, 2011, the Marc Realty properties are encumbered with $59,715,000 of mortgage debt, with no mortgage debt maturing in 2011, $10,086,000 maturing in 2012 and the remainder in 2013 or later.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
REIT Securities
During the first nine months of 2011, we sold a significant portion of our REIT preferred shares and had minimal new investment activity in REIT securities totaling $568,000. We sold REIT securities with an original cost of $14,695,000 and received cash proceeds of $26,281,000. As a result of these dispositions, as of September 30, 2011 our portfolio of REIT securities decreased to $6,652,000. In light of the recent decrease in market pricing of REIT securities, we have again begun to acquire certain REIT securities which we believe are undervalued.
Liquidity and Capital Resources
At September 30, 2011, we held $66,777,000 in unrestricted cash and cash equivalents and $6,652,000 in REIT securities. In addition, as of September 30, 2011 we had a $50,000,000 revolving line of credit with no borrowings outstanding.
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
Debt Maturities
We have no mortgage loans for consolidated properties maturing in 2011. At September 30, 2011, our balance sheet contains mortgage debt payable of $185,622,000. We have $8,900,000 of mortgage debt maturing in 2012, $15,794,000 maturing in 2013, and $23,875,000 maturing in 2014 with the remainder maturing in 2015 or later.
In addition, our Series B-1 Preferred Shares and Series C Preferred Shares have a mandatory redemption in February 2012 for an aggregate redemption price of $24,900,000.
Cash Flows
Our level of liquidity based upon cash and cash equivalents increased by approximately $21,520,000 from $45,257,000 at December 31, 2010 to $66,777,000 at September 30, 2011.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
Our cash flow activities for the nine months ended September 30, 2011 and 2010 are summarized as follows (in thousands):

	For Nine Months Ended September 30,
	2011	2010
Net cash flow provided by operating activities	$29,659	$14,482
Net cash flow used in investing activities	(10,127)	(58,763)
Net cash flow provided by financing activities	1,988	80,707

Increase in cash and cash equivalents	$21,520	$36,426

Operating Activities
For the nine months ended September 30, 2011, our operating activities generated consolidated net income of $21,623,000 and generated cash flow of $29,659,000. Our cash provided by operations reflects our net income adjusted by: (i)$13,290,000 of discount accretion received in cash; (ii) a decrease for non-cash items of $13,964,000 representing primarily loan discount accretion and unrealized gains on loan securities offset by adding back depreciation and amortization expenses and $3,000,000 for impairment charges; (iii) $8,417,000 of distributions from non-consolidated interests; and (iv) a net increase due to changes in other operating assets and liabilities of $293,000. See our discussion of Results of Operations below for additional details on our operations.
Investing Activities
Cash flow used in investing activities for the nine months ended September 30, 2011 was approximately $10,127,000 as compared to cash flows used in investing activities of approximately $58,763,000 for the comparable period in 2010. The change from 2010 of approximately $48,636,000 resulted primarily from repayments of loans receivable, return of capital distributions from our equity investments, increased proceeds from the sale of REIT securities carried at fair value, proceeds from payoff of loan securities and decreased investment in REIT security acquisitions.
Net cash used in investing activities of $10,127,000 for the nine months ended September 30, 2011 was comprised primarily of the following:
•	$30,950,000 for investment in our Vintage Housing property joint venture;

•	$20,641,000 for a new loan to our Sealy Northwest Atlanta joint venture;

•	$18,093,000 for investment in our Lakeside Eagle loan joint venture;

•	$17,525,000 for the acquisition of a new loan receivable;

•	$8,037,000 for investment in our Gotham loan joint venture;

•	$8,810,000 for investment in our other new joint ventures;

•	$6,346,000 for additional loan advances under existing facilities;

•	$5,788,000 for investment in capital and tenant improvements at our operating properties;

•	$5,708,000 for preferred equity investment in 450 W 14th St.;

•	$2,011,000 for investment in our Marc Realty equity investments;

•	$1,500,000 for preferred equity investment in Vintage Housing; and

•	$568,000 for purchases of REIT securities carried at fair value.
These uses of cash flow were offset primarily by:
•	$26,281,000 in proceeds from the sale of REIT securities carried at fair value;

•	$26,432,000 in return of capital distributions including full returns of our investments in Lakeside Eagle and Gotham;

•	$15,991,000 in proceeds from the repayment of our Sealy Northwest Atlanta loan;

•	$8,544,000 in proceeds from the repayment on our Marc Realty loans;

•	$6,500,000 in proceeds from the repayment of our Metropolitan Tower loan receivable;

•	$6,000,000 in proceeds from the sale of three of our Marc Realty investments;

•	$5,250,000 in proceeds from the repayment of our Beverly Hilton loan;

•	$4,160,000 in repayments from Concord on our compliance loan receivable; and

•	$2,500,000 in proceeds from the repayment of our Siete Square loan.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
Financing Activities
Cash flow provided by financing activities for the nine months ended September 30, 2011 was approximately $1,988,000 as compared to cash flow used in financing activities of approximately $80,707,000 for the comparable period in 2010. This change of approximately $78,719,000 resulted primarily from repayments on our revolving line of credit, principal payments on our mortgage loans payable and dividends paid.
Net cash provided by financing activities of $1,988,000 for the nine months ended September 30, 2011 was comprised primarily of the following:
•	$61,386,000 of net proceeds from the issuance in April 2011 of 5,750,000 Common Shares;

•	$27,324,000 drawn down on our revolving line of credit;

•	$15,150,000 in proceeds from the issuance of the senior participation in the San Marbeya loan; and

•	$11,000,000 in proceeds from the financing of our Plantation, Florida property.
These sources of cash flow were offset primarily by:
•
$47,307,000 for mortgage loan repayments which, in addition to scheduled debt amortization, included $8,764,000 for the satisfaction of loans payable on our Andover, Massachusetts and Burlington, Vermont properties which matured in March 2011, $19,002,000 for the satisfaction of our loan payable which was scheduled to mature in June 2011 and $15,391,000 for the satisfaction of our loan payable which was scheduled to mature in June 2016;

•	$52,774,000 for payments on our revolving line of credit; and

•	$14,140,000 for dividend payments on our Common Shares.
Future Cash Commitments
In addition to our initial purchase price of certain loans and preferred equity investments, we have future funding requirements which total approximately $9,922,364 at September 30, 2011. In connection with the new lease agreement at our Churchill, Pennsylvania property we have committed to perform subdivision and utility work estimated to cost approximately $1,000,000.
Common Share Dividends
During 2011 we paid a quarterly dividend of $0.1625 per Common Share for each of the first three quarters of 2011. We paid a regular quarterly dividend of $0.40625 per Series B-1 Preferred Share and Series C Preferred Share in each of the first three quarters of 2011.
Comparability of Financial Data from Period to Period
The comparability of financial data from period to period is affected by several items including (i) the timing of our property acquisitions and leasing activities; (ii) the purchases and sales of assets and investments; (iii) when material other-than-temporary impairment losses on assets in our portfolio are taken; and (iv) the reclassification of assets. In this regard, the comparability of financial results for the periods presented were impacted by the addition of four operating properties (one direct acquisition and three loan foreclosures) in 2010, impairment losses recognized in 2011 on our investments in real estate and our equity investments, the gain on the extinguishment of debt recognized in 2011, the acquisition of several loan assets in 2010 and the first six months of 2011, and the divestiture of several REIT securities in 2010 and 2011.
Results of Operations
Our results are discussed below by business segment:
•	Operating Properties — our wholly and partially owned operating properties;

•	Loan Assets — our loans receivable, loan securities carried at fair value, and equity investments in loan assets;

•	REIT Securities — our ownership of equity and debt securities in other real estate investment trusts; and

•	Corporate — non-segment specific results which includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
The following table summarizes our assets by business segment (in thousands):

	September 30,	December 31,
	2011	2010

Operating properties	$382,859	$373,142
Loan assets	150,676	134,269
REIT securities	6,652	33,032
Corporate
Cash and cash equivalents	66,777	45,257
Restricted cash	4,916	8,593
Straight line rent receivable	9,666	8,729
Other accounts receivable and prepaids	2,714	3,673
Deferred financing costs	1,184	1,158
Discontinued Operations	1,491	2,275

Total Assets	$626,935	$610,128

The increase in operating property assets was due primarily to our Vintage Housing Portfolio acquisition which was primarily offset by the sale of three of our Marc Realty equity investments, the classification of our St. Louis, Missouri property to discontinued operations and a $3,000,000 impairment charge taken on our wholly owned Lisle, Illinois property referred to as 701 Arboretum.
The increase in loan assets was due primarily to the issuance and acquisition of new loan assets, for an aggregate investment of $84,883,000, which was partially offset by the repayment of loan assets for aggregate collections of $78,343,000.
The decrease in REIT securities assets was primarily the result of our divestiture of these assets during the first quarter of 2011. We received proceeds of $26,281,000 from the sale of securities in the first nine months of 2011 while only investing $568,000 in acquiring new securities during the same period.
Comparison of Nine Months ended September 30, 2011 versus Nine Months ended September 30, 2010
The following table summarizes our results from continuing operations before non-controlling interest by business segment for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Operating properties	$1,964	$3,284
Loan assets	28,451	12,258
REIT securities	(5)	7,131
Corporate expenses	(8,789)	(7,444)

Income from continuing operations	$21,621	$15,229

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
Operating Properties
The following table summarizes our results from continuing operations for our operating properties business segment for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Rents and reimbursements	$33,061	$27,999
Operating expenses	(11,567)	(5,579)
Real estate taxes	(3,450)	(2,012)
Equity in income (loss) of Marc Realty investments	(319)	1,494
Equity in income (loss) of Sealy Northwest Atlanta	622	(541)
Equity in loss of Sealy Airpark Nashville	(728)	(681)
Equity in loss of Sealy Newmarket	(1,816)	(750)
Equity in income of Vintage	424	—

Operating income	16,227	19,930

Depreciation and amortization expense	(9,978)	(7,050)
Interest expense	(10,006)	(9,596)
Gain on extinguishment of debt	8,514	—
Impairment loss on investment in real estate	(3,000)	—
Gain on sale of equity investments	207	—

Operating properties net income	$1,964	$3,284

Operating income from our operating properties, which we define as all items of income and expense directly derived from or incurred by this segment before depreciation and amortization, interest expense, impairments and gains or losses, decreased by $3,703,000 compared to the prior year period.
The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):
Consolidated Operating Properties

	For the Nine Months Ended
	September 30,
	2011	2010

Rents and reimbursements
Same store properties	$27,633	$27,983
New store properties	5,428	16

	33,061	27,999

Operating expenses
Same store properties	9,389	5,550
New store properties	2,178	29

	11,567	5,579

Real estate taxes
Same store properties	2,495	1,717
New store properties	955	295

	3,450	2,012

Consolidated operating properties operating income
Same store properties	15,749	20,716
New store properties	2,295	(308)

	$18,044	$20,408

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
The decrease in operating income for our same store properties was primarily the result of operating expenses at our Churchill, Pennsylvania property which was partially offset by positive results from our new store properties.
•
Rental revenues increased by $5,062,000 due to new store revenues of $5,428,000, while same store revenues declined by $350,000. Declines at our Churchill, Pennsylvania property and our Lisle, Illinois property were partially offset by increased revenue at our Andover, Massachusetts property and our One East Erie Chicago, Illinois property;

•
Operating expenses increased by $5,988,000 due to increased expenses at our same store properties of $3,839,000 and expenses at our new store properties of $2,178,000. The increase in the same store operating expenses relates primarily to operating expenses of $3,902,000 at our Churchill, Pennsylvania property; and

•
Real estate tax expense increased by $1,438,000 due to increased expenses at our new store properties of $660,000 and increases at our same store properties of $778,000. The increase in the same store real estate tax expense was primarily due to real estate taxes of $627,000 at our Churchill, Pennsylvania property and increased real estate taxes at the Lisle, Illinois property as a result of tax abatements recorded in 2010.

Depreciation and amortization expense increased by $2,928,000 in 2011 primarily as a result of our four property acquisitions in 2010. Interest expenses related to our operating properties increased by $410,000 primarily as a result of $1,164,000 of interest expense on our Connecticut multi-family property acquired in the fourth quarter of 2010 which was partially offset by reductions at our Lisle, Illinois; Andover, Massachusetts and Burlington, Vermont properties as a result of our paying off the loans. The gain on extinguishment of debt and the impairment charges relate to our Lisle, Illinois properties.
Non-Consolidated Operating Properties: Equity Investments
Operating results for our equity investments was a net loss of $1,817,000 for the nine months ended September 30, 2011 compared to a net loss of $478,000 for the nine months ended September 30, 2010.
•
Operating income from our Sealy Northwest Atlanta investment increased by $1,163,000 due primarily to the discounted payoff of the first mortgage loan in June 2011. The discounted payoff resulted in an allocation of cancellation of debt income to us of approximately $5,522,000. This was partially offset by the recognition of a $2,900,000 other-than-temporary impairment charge in June 2011.

•
Operating loss from our Sealy Newmarket investment increased by $1,066,000 due primarily to a $900,000 other-than-temporary impairment charge recognized in June 2011. In addition, we were allocated approximately $589,000 of additional interest expense during the nine months ended September 30, 2011 as a result of the first mortgage loan being in default while it is in special servicing. Rental revenues were also lower at this property during the current periods as a result of the loss of a significant tenant in April 2011.

•	Operating income from our Marc Realty investments decreased by $1,813,000 primarily as a result of the sale of three investments on June 1, 2011. We have recognized a gain of $207,000 on these sales.

•	Operating income from our Vintage portfolio which closed June 24, 2011 was $424,000 for the period.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
Loan Assets
The following table summarizes our results from our loan assets business segment for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Interest	$8,440	$3,397
Discount accretion	11,167	6,087
Equity in earnings of preferred equity investment in Marc Realty	253	253
Equity in earnings of preferred equity investment in 450 W 14th St	245	—
Equity in earnings of ROIC-Riverside LLC	702	239
Equity in earnings of WRT-46th Street Gotham LLC	621	—
Equity in earnings of ROIC-Lakeside Eagle LLC	666	—
Equity in earnings of Concord	3,028	—
Equity in loss of PSW NYC	—	(1,089)
Equity in earnings of LW SOFI	1,117	—
Equity in earnings of RE CDO Management	23	—
Unrealized gain on loan securities carried at fair value	2,772	3,593

Operating income	29,034	12,480

General and administrative expense	(58)	(222)
Interest expense	(525)	—

Loan assets net income	$28,451	$12,258

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative and interest expense, increased by $16,554,000 as compared to the prior year period. The increase was due primarily to:
•	a $5,080,000 increase in discount accretion due primarily to the recognition of $3,504,000 as a result of the early pay off at par of our Metropolitan Tower loan;
•	a $5,043,000 increase in interest income due primarily to the acquisition of new loans throughout 2010 and 2011;
•	a $3,374,000 increase in equity in earnings recognized in 2011 on our loan assets held in joint ventures acquired subsequent to June 30, 2010; and
•	$3,028,000 in earnings from Concord as a result of cash distributions received in 2011.
These increases were partially offset by an $821,000 decrease in unrealized gain on loan securities in 2011 as compared to the same period in 2010.
Interest expense represents interest on our $15,150,000 secured financing of our San Marbeya loan receivable done in the first quarter of 2011.
REIT Securities
The following table summarizes our results from our REIT securities business segment for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Interest and dividends	$662	$2,263
Gain on sale of securities carried at fair value	131	588
Unrealized gain (loss) on securities carried at fair value	(798)	4,280

Operating income (loss)	$(5)	$7,131

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, decreased by $7,136,000 as compared to the prior year period. The decrease was due primarily to:
•	a $5,078,000 reduction in unrealized gain on securities carried at fair value primarily as a result of our divestiture of securities;
•	a $1,601,000 decrease in interest and dividend income primarily due to the sale of certain securities; and
•	a $457,000 reduction in realized gain on the sale of securities carried at fair value.
Corporate
The following table summarizes our results from our corporate business segment for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Interest income	$1,008	$94
General and administrative	(8,117)	(5,901)
Interest expense	(1,592)	(1,530)
State and local taxes	(88)	(107)

Operating loss	$(8,789)	$(7,444)

The increase in corporate operating loss for the comparable periods was due primarily to a $2,216,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $2,299,000 as a result of an increase in the outstanding equity that is subject to the fee and the full impact in 2011 of the 2010 change in the fee structure offset by a $283,000 decrease in professional fees. The decrease in professional fees was primarily the result of $200,000 in costs incurred in 2010 related to pursuing potential investments.
State income taxes were $88,000 and $107,000 for the nine months ended September 30, 2011 and 2010, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.
Discontinued Operations
The decrease in loss from discontinued operations results primarily from impairment charges of $2,720,000 recognized in 2010.
Comparison of Three Months ended September 30, 2011 versus Three Months ended September 30, 2010
The following table summarizes our results from continuing operations by business segment for the three months ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Operating properties	$5,001	$1,351
Loan assets	9,033	3,810
REIT securities	(875)	3,068
Corporate expenses	(2,861)	(2,717)

Income from continuing operations	$10,298	$5,512

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
Operating Properties
The following table summarizes results from continuing operations for our operating properties business segment for the three months ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Rents and reimbursements	$10,840	$9,243
Operating expenses	(3,536)	(1,812)
Real estate taxes	(1,107)	(952)
Equity in income (loss) of Marc Realty investments	(199)	1,187
Equity in loss of Sealy Northwest Atlanta	(119)	(192)
Equity in loss of Sealy Airpark Nashville	(275)	(248)
Equity in loss of Sealy Newmarket	(672)	(301)
Equity in earnings of Vintage	424	—

Operating income	5,356	6,925

Depreciation and amortization expense	(3,185)	(2,378)
Interest expense	(2,891)	(3,196)
Gain on extinguishment of debt	8,514	—
Impairment loss on investment in real estate	(3,000)	—
Gain on sale of equity investments	207	—

Operating properties net income	$5,001	$1,351

Operating income from our operating properties for the three months ended September 30, 2011 decreased by $1,569,000 over the prior year period.
The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):
Consolidated Operating Properties

	For the Three Months Ended
	September 30,
	2011	2010

Rents and reimbursements
Same store properties	$9,017	$9,227
New store properties	1,823	16

	10,840	9,243

Operating expenses
Same store properties	2,729	1,783
New store properties	807	29

	3,536	1,812

Real estate taxes
Same store properties	848	657
New store properties	259	295

	1,107	952

Consolidated operating properties operating income
Same store properties	5,440	6,787
New store properties	757	(308)

	$6,197	$6,479

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
The decrease in same store operating income was primarily the result of higher costs from our Churchill, Pennsylvania property and on our Jacksonville, Florida property, and lower revenue at our Lisle, Illinois properties.
•
Rental revenues increased by $1,597,000 due to new store properties’ revenues of $1,823,000, while same store properties’ revenues declined by $210,000. Declines at our Churchill, Pennsylvania property and our Lisle, Illinois property were partially offset by increased revenue at our One East Erie Chicago, Illinois property;

•
Operating expenses increased by $1,724,000 due to increased expenses at our same store properties of $946,000 and expenses at our new store properties of $778,000. The increase in same store operating expenses was primarily the result of a $638,000 increase in expenses at our Churchill, Pennsylvania property and increases in expenses at our One East Erie Chicago, Illinois and Jacksonville, Florida properties; and

•	Real estate tax expense increased by $155,000 primarily due to real estate taxes of $221,000 at our Churchill, Pennsylvania property.
Depreciation and amortization expense increased by $807,000 primarily as a result of our four property acquisitions in 2010. During 2011, interest expenses related to our operating properties decreased by $305,000 primarily as a result of interest savings on our Lisle, Illinois; Andover, Massachusetts and Burlington, Vermont properties whose loans were satisfied in 2011.
Non-Consolidated Operating Properties: Equity Investments
Operating results for our equity investments was a net loss of $841,000 for the three months ended September 30, 2011 compared to net income of $446,000 for the three months ended September 30, 2010.
•
Operating loss from our Sealy Newmarket investment increased by $371,000 due primarily to approximately $197,000 of additional interest expense during the three months ended September 30, 2011 as a result of the first mortgage loan being in default. Rental revenues were also lower at this property during the current period as a result of the loss of a significant tenant in April 2011.

•	Operating income from our Vintage investment was $424,000 for the three months ended September 30, 2011.
•	Operating loss from our Marc Realty investments increased by $1,386,000 due to the sale of three of these investments in June 2011.
Loan Assets
The following table summarizes results from our loan assets business segment for the three months ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Interest	$3,043	$1,840
Discount accretion	2,374	2,345
Equity in earnings of preferred equity investment in Marc Realty	85	85
Equity in earnings of preferred equity investment in 450 W 14th St	172	—
Equity in earnings of ROIC-Riverside LLC	234	234
Equity in earnings of Concord	2,549	—
Equity in loss of PSW NYC	—	(1,089)
Equity in earnings of LW SOFI	855	—
Equity in earnings of RE CDO Management	23	—
Unrealized gain (loss) on loan securities carried at fair value	(75)	581

Operating income	9,260	3,996

General and administrative expense	(43)	(186)
Interest expense	(184)	—

Loan assets net income	$9,033	$3,810

Operating income from loan assets increased by $5,264,000 from $3,996,000 for the three months ended September 30, 2010 to $9,260,000 for the three months ended September 30, 2011. The increase was due primarily to:
•	a $2,549,000 distribution from our equity investment in Concord in 2011;

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
•	a $2,139,000 increase in equity earnings from our loan investments held in joint ventures; and
•	a $1,203,000 increase in interest income primarily due to fluctuation in loan asset holdings.
The increases were partially offset by a $656,000 decrease in unrealized gain on loan securities.
REIT Securities
The following table summarizes results from our REIT securities business segment for the three months ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Interest and dividends	$86	$763
Loss on sale of securities carried at fair value	—	(185)
Unrealized gain (loss) on securities carried at fair value	(961)	2,490

Operating income (loss)	$(875)	$3,068

Operating loss from REIT securities increased by $3,943,000 from income of $3,068,000 for the three months ended September 30, 2010 to a loss of $875,000 for the three months ended September 30, 2011. The decrease was due primarily to:
•	a $3,451,000 reduction in unrealized gain on securities carried at fair value; and
•	a $677,000 decrease in interest and dividend income primarily due to the sale of certain securities.
Corporate
The following table summarizes results from our corporate business segment for the three months ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Interest income	$472	$17
General and administrative	(2,850)	(2,114)
Interest expense	(471)	(613)
State and local taxes	(12)	(7)

Operating loss	$(2,861)	$(2,717)

The increase in operating loss from corporate operations for the comparable periods was due primarily to a $736,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $708,000.
State income taxes were $12,000 and $7,000 for the three months ended September 30, 2011 and 2010, respectively, due primarily to our estimate of taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carry forwards, where applicable.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
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
Based on the October 31, 2011 updated guidance on reporting FFO, the Trust has excluded impairment losses on depreciable real estate as well as other-than-temporary impairment on equity method joint ventures in the calculations of FFO and has restated prior period calculations to be consistent with this presentation.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
The following presents a reconciliation of net income to funds from operations for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic
Net income attributable to Winthrop Realty Trust	$9,846	$3,808	$20,772	$12,589
Real estate depreciation	2,094	1,569	6,298	4,583
Amortization of capitalized leasing costs	1,092	872	3,683	2,591
Loss on sale of real estate	58	—	58	—
Real estate depreciation and amortization of unconsolidated interests	2,996	2,245	7,635	6,646
Impairment loss on investments in real estate	3,000	1,720	3,000	2,720
Impairment loss on equity investments	—	—	3,800	—
Less: Non-controlling interest share of depreciation and amortization	(790)	(787)	(2,371)	(2,371)

Funds from operations	18,296	9,427	42,875	26,758
Series C preferred dividends	(59)	(59)	(176)	(230)

Allocation of earnings to Series B-1 Preferred Shares	(170)	(63)	(257)	(137)

Allocation of earnings to Series C Preferred Shares	(82)	(53)	(176)	(242)

FFO applicable to Common Shares — Basic	$17,985	$9,252	$42,266	$26,149

Weighted-average Common Shares	32,949	21,412	30,889	21,064

FFO Per Common Share — Basic	$0.55	$0.43	$1.37	$1.24

Diluted
Funds from operations	$18,296	$9,427	$42,875	$26,758

Series C Preferred Shares Dividend	(59)	(59)	(176)	(230)
Allocation of earnings to Series B-1 Preferred Shares (1)	(170)	(63)	(257)	(137)

Allocation of earnings to Series C Preferred Shares	(82)	(53)	(176)	(242)

FFO applicable to Common Shares	$17,985	$9,252	$42,266	$26,149

Weighted-average Common Shares	32,949	21,412	30,889	21,064
Stock options (2)	—	2	—	2
Convertible Series C Preferred Shares (3)	—	—	—	—

Diluted weighted-average Common Shares	32,949	21,414	30,889	21,066

FFO Per Common Share — Diluted	$0.55	$0.43	$1.37	$1.24

(1)	The Trust’s Series B-1 Preferred Shares were anti-dilutive for the three and nine months ended September 30, 2011 and 2010.

(2)	The Trust’s stock options were dilutive for the three and nine months ended September 30, 2010 and anti-dilutive for the three and nine months ended September 30, 2011.

(3)	The Trust’s Series C Preferred Shares were dilutive for the three and nine months ended September 30, 2010 and anti- dilutive for the three and nine months ended September 30, 2011.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
Critical Accounting Policies and Estimates
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recently Issued Accounting Standards
None.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011

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
The fair value of our debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $10,870,000 and $22,042,000 at September 30, 2011 and December 31, 2010, respectively.
The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at September 30, 2011 (in thousands):

	Change in LIBOR(2)
	-0.24%	1%	2%	3%

Change in consolidated interest expense	$—	$—	$—	$—
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(27)	91	133	267

(Increase) decrease in net income	$(27)	$91	$133	$267

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty equity investment. The amount does not reflect our equity investment in Concord which has been written down to zero.

(2)	The one-month LIBOR rate at September 30, 2011 was 0.24%.
The Trust completed its multi-stage investment in Vintage in June 2011. Vintage holds floating rate debt of approximately $146,565,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). Based on our effective 75% ownership in Vintage, the annual effect of a change in the SIFMA rate of 1%, 2%, and 3% would increase our pro rata share of interest expense by approximately $1,099,000, $2,198,000, and $3,298,000, respectively.
We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, as of September 30, 2011 and December 31, 2010 our variable rate loan assets with a face value aggregating $50,441,000 and $53,922,000, respectively, partially mitigate our exposure to change in interest rates.

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
As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Other Matters
There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust
Date: November 7, 2011	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: November 7, 2011	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011
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

WINTHROP REALTY TRUST
FORM 10-Q SEPTEMBER 30, 2011

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
FORM 10-Q SEPTEMBER 30, 2011

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

(2)
The XBRL related information was previously furnished with the Registrant’s Form 10-Q for the quarter ended September 30, 2011 and is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.