Form 10-K
period 2011-12-31
Winthrop Realty Trust
filed 2012-03-15
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 1-6249

WINTHROP REALTY TRUST

(Exact name of Registrant as specified in its certificate of incorporation)

Ohio	34-6513657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7 Bulfinch Place, Suite 500, Boston, Massachusetts	02114
(Address of principal executive offices)	(Zip Code)

(617) 570-4614

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common shares, $1.00 par value	New York Stock Exchange
9.25% Series D Cumulative Redeemable Shares, $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐     No  ☒

As of March 1, 2012, there were 33,053,502 Common Shares outstanding.

At June 30, 2011, the aggregate market value of the Common Shares held by non-affiliates was $350,775,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III hereof.

WINTHROP REALTY TRUST

CROSS REFERENCE SHEET PURSUANT TO ITEM G,

GENERAL INSTRUCTIONS TO FORM 10-K

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Any statements included in this prospectus, including any statements in the document that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

•	the declaration or payment of dividends by us;

•	the ownership, management and operation of properties;

•	potential acquisitions or dispositions of our properties, assets or other businesses;

•	our policies regarding investments, acquisitions, dispositions, financings and other matters;

•	our qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended, which we refer to as the Code;

•	the real estate industry and real estate markets in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions;

•	supply of real estate investment opportunities and demand;

•	trends affecting us or our assets;

•	the effect of acquisitions or dispositions on capitalization and financial flexibility;

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

We are engaged in the business of owning real property and real estate related assets which we categorize into three reportable segments: (i) the ownership of investment properties, including properties in joint ventures consolidated or accounted for on an equity method basis, which we refer to as operating properties; (ii) the origination and acquisition of senior loans, mezzanine loans and debt securities secured directly or indirectly by commercial and multi-family real property, which we refer to as loan assets; and (iii) the ownership of equity and debt securities in other real estate investment trusts (REITs), which we refer to as REIT securities.

At December 31, 2011 we held (i) interests in operating properties totaling $442,209,000 containing approximately 7.8 million square feet of rentable space and 4,347 apartment units; (ii) loan assets totaling $217,174,000 (iii) REIT securities with a market value of $28,856,000 and (iv) cash and cash equivalents of $40,952,000.

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

History

We began operations in 1961 under the name First Union Real Estate Equity and Mortgage Investments. Since January 1, 2004, we have been externally managed by FUR Advisors LLC, which we refer to as FUR Advisors or our Advisor. FUR Advisors is an entity owned by our current executive officers and senior management, including Michael L. Ashner who is the managing member of FUR Advisors and members of senior management of AREA Property Partners, a New York based real estate investment advisor.

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

Pursuant to our bylaws, the consent of our Board of Trustees is required to acquire or dispose of an investment with a value in excess of $10,000,000. Our executive officers are permitted to acquire or dispose of an investment with an aggregate value of $10,000,000 or less without the consent of our Board of Trustees. However, if such transaction is with (i) our Advisor (and any successor advisor), Michael Ashner, or any of their respective affiliates; (ii) certain stated entities which are, or were, affiliated with us; (iii) a beneficial owner of more than 4.9% of our outstanding Common Shares, either directly or upon the conversion of any of our preferred shares; or (iv) a beneficial owner of more than 4.9% of any other entity in which we hold a 10% or greater interest, then regardless of the amount of the transaction, such transaction must be approved by a majority of our independent trustees, acting in their capacity as members of our Conflicts Committee.

Investment, Operating and Capital Strategy

We are engaged in the business of owning and managing real property and real estate related assets. Our business objective is to maximize long term shareholder value through a total return value approach to real estate investing. As a result of our emphasis on total return, while we seek to achieve a stable, predictable dividend for our shareholders, we do not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return. While this approach may result in short-term uneven earnings, we believe this approach will ultimately result in long term increased share value.

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

Based on market conditions in 2011, we focused our investment activity in our loan asset segment and to a lesser extent, REIT securities, specifically Cedar Realty Trust, Inc. common shares. We seek to enter into ventures with third parties who have a presence, experience and expertise in specific geographic areas and/or specific asset types. Further, with respect to ventures that we manage, we seek to enhance our total return with asset management and other fees, and promoted economic interests and appreciation. We currently expect that our focus on loan assets will continue in 2012. Currently we expect to concentrate our investment activities in assets that we believe are higher quality office, retail and multi-family properties, along with high-end hospitality assets. We generally do not pursue those investments in which there is a significant component of raw land, specialty real estate or condominiums, unless the condominium project can be converted to a conventional multi-family property.

To enhance our total return, we utilize leverage. We seek to limit risk associated with utilization of leverage by seeking to make our investments through discrete single purpose entities in which we do not guaranty, other than customary environmental and recourse carve-out guarantees and, in certain instances, interest guarantees as credit enhancements, the debt of our single purpose subsidiaries, thereby limiting the risk of loss to that particular investment or joint venture.

As a REIT, we are primarily dependent on external equity and debt financing to fund the growth of our business because of the dividend requirements for a REIT which significantly limits our ability to re-invest cash flow and capital proceeds. We have historically used public equity markets, joint venture equity, and secured financing as our primary sources of capital including raising capital through public offerings as we did in November 2011 through the issuance of our 9.25% Series D Cumulative Redeemable Preferred Shares, which we refer to as Series D Preferred Shares. We expect to continue to fund our investments through one or a combination of: cash reserves, borrowings under our credit facility, redeployment of capital from timely asset sales, property loans, the issuance of debt or equity securities and the formation of joint ventures. Finally, we maintain a stock purchase and dividend reinvestment plan which enables our existing shareholders to reinvest their dividends as well as purchase additional shares at a discounted price.

Assets

Operating Properties

See Item 2. Properties for a description of our Operating Properties

Operating Property Acquisition Activities

450 West 14th Street / 446 High Line LLC Investment—On May 13, 2011 we committed to invest up to $15,000,000 for a preferred equity interest in the entity that holds the leasehold interest in a newly constructed 70.4% pre-leased 105,000 square foot retail and office property located on the High Line at 450 West 14th Street, New York, New York. At December 31, 2011, we had invested $9,539,000. The investment is subject to a first mortgage loan with an outstanding balance of $49,585,000 at December 31, 2011 plus any future advances up to a limit of $54,000,000. Our preferred equity entitles us to a 10% current cash return on our invested balance plus an equity interest. In October 2011, the joint venture that owns the property obtained its temporary certificate of occupancy from the New York City Buildings Department which enabled us to exercise our right to become the managing member of the entity. The exercise of such right became effective on November 1, 2011. As a result of the change in control, effective November 1, 2011, we consolidated the operations of the property.

Vintage Housing Holdings LLC Investment—On March 8, 2011 the first stage of the Vintage Housing Holdings LLC, which we refer to as Vintage, transaction closed pursuant to which we acquired developer fees and advances receivable owed by real estate partnerships for a purchase price of $7,000,000. On June 24, 2011 we closed on the second phase of the Vintage transaction to acquire for $18,200,000, plus a contribution of its previously purchased receivables, an effective 75% interest in the Vintage venture entitling us to a 12% preferred return from current cash flow. Vintage owns general partnership interests and certain developer fees and advances receivable from partnerships owning 25 multifamily and senior housing properties comprising 4,167 units located primarily in the Pacific Northwest and California. We account for our investment in Vintage using the equity method of accounting.

We have already made additional investments using the Vintage platform and during the third and fourth quarter of 2011 made contributions to the venture totaling $7,510,000. The venture’s new investments included a $1,500,000 contribution to a planned 231 unit multi-family project in Tacoma, Washington, a $4,300,000 acquisition of non-controlling partner interests in seven of the existing Vintage investments and $1,710,000 toward a purchase agreement to acquire 75% interests in the general partners of two multifamily properties comprising approximately 490 units located in California and Nevada.

Operating Property Disposition Activities

Marc Realty—On June 1, 2011 we sold to our partner, Marc Realty, for $18,544,000 our equity interest in three properties in our Marc Realty Portfolio (8 South Michigan, 11 East Adams and 29 East Madison). The purchase price was paid $6,000,000 in cash and $12,544,000 in aggregate secured promissory notes which each bear interest at 8% per annum, require payments of interest only and mature on May 31, 2016. We have received payments in full satisfaction of its $4,910,000 8 South Michigan loan and $2,265,000 11 East Adams loan. In addition, Marc Realty made $1,369,000 in payments on its 29 East Madison loan. At December 31, 2011, the 29 East Madison has an outstanding balance of $4,000,000.

Properties in Discontinued Operations—In August 2011, we sold our Knoxville, Tennessee property for net proceeds of $2,151,000 and in December 2011 we sold our St. Louis, Missouri property for net proceeds of $1,290,000.

Operating Property Financing Activities

Newbury Apartments Loan Modification—On February 24, 2011 we reached an agreement with the first mortgage lender on our Newbury Apartments property to repay all past due interest and fees of approximately $853,000, to fund escrows of approximately $83,000, to prepay March’s debt service inclusive of escrows of approximately $150,000 and to pay a modification fee of approximately $119,000 (0.5% of the loan balance). In exchange the lender waived all defaulted interest, modified the payments to interest only and extended the maturity date to February 1, 2014. This loan was subsequently refinanced in October 2011. See “Loan Restructure” below.

Plantation, Florida Property Level Financing—On March 4, 2011 we financed our Plantation, Florida property with an $11,000,000 first mortgage loan bearing interest at 6.483% and maturing on April 1, 2018. The net proceeds of approximately $10,676,000 were used to partially satisfy a mortgage loan payable on other properties.

Sealy Northwest Atlanta Loan—On June 23, 2011 we made a $20,641,000 bridge loan to our Sealy Northwest Atlanta joint venture. Our bridge loan enabled the joint venture to satisfy its $28,750,000 first mortgage loan at a discounted payoff amount of $20,500,000. On September 29, 2011 the joint venture obtained replacement financing in the amount of $14,000,000 bearing interest at LIBOR + 5.35% and maturing on September 29, 2015. In connection with the financing, the joint venture purchased an interest rate cap which caps LIBOR at 1% through October 1, 2013. Net proceeds from the new loan plus additional capital contributions of $4,650,000 from us and of $3,100,000 from Sealy were utilized to pay off the bridge loan due to us.

Loan Satisfaction—On July 13, 2011, we satisfied the $23,773,000 first mortgage loan on our wholly owned Lisle, Illinois properties for a discounted payoff of $14,500,000 plus reserves held by the lender of approximately $736,000.

Financing—On October 18, 2011, we obtained a $21,000,000 mortgage loan secured by our Newbury Apartments, 550/650 Corporetum and 701 Arboretum properties. The loan bears interest at LIBOR plus 2.5%, matures October 2014, subject to two, one-year extension terms, and requires payments of interest only through the initial term and payments of principal and interest based on a 25 year amortization schedule during the extended terms. In connection with the financing, we purchased an interest rate cap which caps LIBOR at 1.0% through October 18, 2014. The proceeds from the loan, together with approximately $3,160,000 of reserves, were used to satisfy the existing approximately $23,875,000 loan encumbering Newbury Apartments discussed above.

Churchill, PA Litigation Settlement

On September 30, 2011 we entered into a settlement agreement which provides for the dismissal of our lawsuit against CBS Corporation. The settlement provided for a payment to us of $6,500,000, the conveyance to us of approximately 148 acres of land and the waiver of all ground lease payments by us for 2011.

In connection with the settlement, we also entered into a new net lease with Westinghouse Electric Company LLC, which we refer to as Westinghouse, for approximately 57,000 square feet of space at the Churchill property. The lease has a term of 12 years and requires annual rent of $750,000 per year, increasing annually by 3%. Westinghouse is responsible for all costs associated with the leased space and can terminate the lease at any time after the fifth anniversary by making a termination payment of $4,400,000 which decreases each year thereafter. The lease requires that we make certain improvements and utility upgrades with an anticipated cost of approximately $1,000,000.

Under the terms of the settlement agreement, we agreed to market for sale both the portion of the property leased to Westinghouse and the remaining portion of the property. Toward that end, in December 2011 we engaged a national broker to begin marketing the non-Westinghouse parcel with an auction scheduled for March 2012. The Westinghouse parcel is expected to be marketed during the fourth quarter of 2012. Upon completion of the marketing, we have agreed to pay CBS 50% of the net sales proceeds received from the sale, or if not sold, 50% of the value as determined by the bids for the property received, in each case in excess of $6,500,000. Any proceeds from the sale or bidding process are in addition to the settlement amount already received.

Loan Assets

The following table sets forth certain information relating to our loans receivable, and loan securities carried at fair value. All information presented is as of December 31, 2011 (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,		September 30,	September 30,
Name	Loan Position	Asset Type	Location	Stated Interest Rate (1)	Carrying Amount (2)	Par Value		Maturity Date (3)	Senior Debt (4)

Loans Receivable
Magazine *	Mezzanine	Multi-Family	Various	LIBOR + 1.23%	18,805	20,000		07/09/12	120,000
160 Spear	B Note	Office	San Francisco, CA	9.75%	11,555	15,000	(5)	06/09/13	35,000
160 Spear	Mezzanine	Office	San Francisco, CA	15.00%	4,846	4,800		06/09/13	50,000
Hotel Wales *	Whole loan	Hotel	New York, NY	LIBOR + 4% (7)	20,101	20,000		10/05/14	—
Legacy Orchard	Secured	Corporate Loan	n/a	15.00%	9,750	9,750	(5)	10/31/14	—
Rennaisance Walk *	Mezzanine	Mixed use	Atlanta, GA	LIBOR + 12%	3,000	3,000		01/01/15	4,000
San Marbeya	Whole loan	Multi-Family	Tempe, AZ	5.88%	26,501	30,466		01/01/15	—
Rockwell	Mezzanine	Industrial	Shirley, NY	12.00%	275	1,493		05/01/16	16,766
Marc 29 East Madison	Mezzanine	Office	Chicago, IL	8.00%	4,028	4,000		05/31/16	10,494
500-512 7th Ave	B Note	Office	New York, NY	7.19%	9,979	11,400		07/11/16	244,887
180 N. Michigan (6)	Mezzanine	Office	Chicago, IL	8.50%	2,930	2,930		12/31/16	17,601
Wellington Tower	Mezzanine	Mixed use	New York, NY	6.79%	2,563	3,501		07/11/17	22,500

					$114,333

Loan Securities
WBCMT 2007 WHL8	CMBS	Hotel	Various	LIBOR + 1.75%	$34	1,130		06/09/12	1,351,667
West Olive	Rake Bonds	Office	Burbank, CA	(8)	5,275	6,364		02/28/13	15,666

					$5,309

Loans in Equity Investment (9)
Socal Office Portfolio *	C Note	Office	Various	LIBOR + 3.10%	$72,626	86,064		08/09/12	678,797
Riverside Plaza	B Note	Retail	Riverside, CA	12.00%	7,883	7,800		12/01/12	54,400

					$80,509

Preferred Equity
180 North Michigan	Preferred Equity	Office	Chicago, IL	8.50%	$4,020	3,923		—	21,798
Vintage Housing	Preferred Equity	Multi-Family	Tacoma, WA	12.00%	1,500	1,500		—	—

					$5,520

*	Loan Asset was acquired in 2011. Additional loan asset details are described below.

(1)

Represents contractual interest rates without giving effect to loan discount and accretion. The stated interest rate may be significantly different than our effective interest rate on certain loan investments.

(2)	Carrying amount includes all applicable accrued interest and accretion of discount.

(3)	After giving effect to all contractual extensions.

(4)	Debt which is senior in payment and priority to our loan.

(5)	Par Value is presented at the borrowers discounted payoff option (DPO) amount.

(6)	Represents a tenant improvement and capital expenditure loan collateralized by a subordinate mortgage on the ownership interest in the property owner.

(7)	Minimum rate of 7%

(8)	Ranges from LIBOR + 0.65% to LIBOR + 1.60%.

(9)	Does not include our equity interests in Concord, RE CDO Management and WRT-Elad which invested in Sullivan Center which closed in 2012.

Loan Asset Acquisition Activities

Magazine Mezzanine Loan—On June 1, 2011 we acquired from Concord Debt Holdings LLC, which we refer to as Concord, for a purchase price of $17,525,000 a $20,000,000 senior mezzanine loan collateralized by a pledge of the equity interest in six cross-collateralized apartment communities, totaling 2,106 units located in Orlando, Sarasota, Bradenton and Palm Beach Gardens, Florida. The loan is subordinate to $120,000,000 of senior debt, is currently paying one month LIBOR plus 123 basis points and is scheduled to mature on July 9, 2012.

Loan Asset Originations

Hotel Wales—On October 6, 2011 we originated a $20,000,000 mortgage loan collateralized by the Hotel Wales located in Manhattan, New York which loan bears interest at LIBOR plus 4%, with a 3% LIBOR floor (i.e. a minimum 7% rate on the loan), and matures in October 2013, with a one-year extension right. Subsequently, we sold a $14,000,000 senior participation to Concord Real Estate CDO-1 Ltd., which we refer to as CDO-1, which bears interest at LIBOR plus 1.25% with a 3% LIBOR floor, and retained a $6,000,000 junior participation which provides for interest payments equal to the interest payable on the loan less the amount payable on the senior participation for an initial rate of 13.4%.

Renaissance Walk—On December 12, 2011 we originated a $3,000,000 mezzanine loan collateralized by the Renaissance Walk property comprised of 140 residential rental and condominium units, over 30,000 square feet of retail space plus structured parking and amenities on 1.6 acres, located in downtown Atlanta, Georgia. The loan is subordinate to $4,000,000 of senior debt, bears interest at LIBOR plus 12% with a 2% LIBOR floor, and is scheduled to mature on January 1, 2014.

127 West 25th Street—On October 25, 2011 we committed to make a $9,000,000 subordinate mortgage loan collateralized by the commercial property located at 127 West 25th Street, Manhattan, New York. The loan is subject to the satisfaction by the borrower of certain conditions on or prior to the loan funding date. If funded, the loan will mature on October 1, 2014, bear interest at a rate equal to the greater of 14% per annum or LIBOR plus 10%, and require minimum monthly payments equal to interest as well as principal payments. In connection with entering into the loan agreement, we received an origination fee of $90,000. Our commitment may be extended by the borrower on a monthly basis through March 24, 2012 by paying a monthly commitment fee of $105,000. The loan, when and if made, will be subordinate to a first mortgage loan with an outstanding principal balance expected to be not more than $35,200,000. The property is net leased to the Bowery Residents’ Committee, Inc., a New York not-for-profit corporation, which obtains funding from the City of New York.

Loan Asset Modifications

San Marbeya Loan Receivable Participation Interest- On January 14, 2011 we restructured the San Marbeya first mortgage loan to create a $15,150,000 senior participation which bears interest at 4.85% and a $15,744,000 junior participation which bears interest at 6.4% and concurrently issued the senior loan participation to CDO-1 at par.

Loan Assets Repaid During the Year

CDH-CDO LLC—As of August 8, 2011 we received final payment on the $3,498,000 compliance loan we had previously made to CDH CDO LLC, which we refer to as CDH CDO, an entity in which we hold a 33.3% interest. The outstanding loan plus accrued interest totaling approximately $3,669,000 was fully repaid.

In addition, on February 15, 2011, we sold to Concord Debt Funding Trust, which we refer to as CDFT, a wholly owned subsidiary of CDH CDO and the sole equity owner of CDO-1, tranche E bonds with a face amount of $9,000,000 issued by CDO-1. In exchange for the bonds, we received a note in the amount of our original purchase price plus accrued interest. The note plus accrued interest totaling approximately $763,000 was repaid in full on April 15, 2011.

Metropolitan Tower- On March 31, 2011 we received repayment of the Metropolitan Tower B-Note and Rake Bond at par in the amount of $23,750,000 resulting in an annualized return of 112.7%. We acquired the investments on December 16, 2009 for $11,750,000.

Siete Square Loan—On June 9, 2011 the borrower on our Sub-Participation B Interest exercised its discounted payoff option and repaid the loan for $2,500,000. The loan asset was originally acquired in June 2009 for $2,460,000 and generated an annualized return of 19.7%.

Beverly Hills Hilton—On September 15, 2011 our B-Note receivable was paid off at par. We received repayment of $10,000,000 on the loan which was originally acquired on December 9, 2009 for $5,250,000 and generated an annualized return of 48.7%.

Moffet Towers—On October 25, 2011 we received payment of $23,034,000 plus accrued interest in full satisfaction of our senior participation in a B-Note secured by a first mortgage lien on the Moffet Tower office complex in the amount of $21,558,000 and additional advances of $1,476,000 made under the terms of the note. The B-Note was originally acquired on October 29, 2010. This investment generated an annualized return of 8.8%.

Westwood Business Park—On December 19, 2011 we received repayment on a first mortgage loan secured by four class B office buildings in Phoenix, Arizona. The first mortgage loan was originally purchased on October 29, 2010. This investment generated an annualized return of 11.5%.

Loan Asset Acquisitions and Other Loan Asset Transaction Activity through our Equity Investments

Gotham Hotel—Joint Venture Loan Acquisition—On February 23, 2011 we acquired for $15,628,000 a performing $16,303,000 first mortgage secured by a lien on a recently constructed, 26-story, 66 room limited service boutique hotel located in New York, New York through a 50/50 joint venture. The loan earned interest at a rate of 9.33%, and matured on May 4, 2011. On May 24, 2011 we received repayment of $8,638,000 on our $8,037,000 pro-rata share of the equity investment resulting in an annualized return of 34%.

Lakeside Eagle—Joint Venture Loan Acquisition—On March 22, 2011 we purchased through a 50/50 joint venture, two non-performing first mortgage loans at par for an aggregate price of $35,558,000. The loans were collateralized by two retail centers located in Riverside County, California. Both notes matured on April 1, 2010 and were in maturity default. The notes bore interest at their default rate of 8.92% (4.92% stated note rate plus 4% default rate). Upon acquisition, the joint venture began foreclosure proceedings. In May 2011 we received repayments on the two non-performing first mortgage loans. We received repayments totaling $18,650,000 on our $18,093,000 pro-rata share of the equity investment resulting in an annualized return of 30%.

Sofitel / LW Sofi LLC Investment—On June 2, 2011 we entered into a 50/50 joint venture named LW SOFI LLC, which we refer to as LW SOFI, with Lexington Realty Trust, which we refer to as Lexington. We and Lexington each contributed approximately $5,760,000 to LW SOFI. On June 3, 2011 LW SOFI acquired from Concord for approximately $11,520,000, 100% of the economic rights and obligations in a $71,530,000 mezzanine loan collateralized by an interest in the Sofitel hotel in New York City. The loan required payments of interest only at a rate of LIBOR plus 185 basis points and was scheduled to mature on February 1, 2012. The loan was encumbered by a $56,090,000 repurchase obligation that bore interest at a variable interest rate of 1-month LIBOR plus 100 basis points which was scheduled to mature on December 31, 2012.

On October 31, 2011 the venture received $71,530,000 plus accrued interest in full satisfaction of the mezzanine loan, the proceeds of which were utilized to satisfy the repurchase obligation encumbering the loan receivable resulting in net proceeds of $15,876,000. We received a $7,937,000 distribution from LW-SOFI on November 2, 2011 resulting in an annualized return of 89.1%.

Southern California Office Portfolio Note—We contributed approximately $71,000,000 to a venture, WRT-Socal Lender, which owns an approximately 73% interest in Socal Office Portfolio Loan LLC, which we refer to as Socal Loan. On November 4, 2011 Socal Loan acquired for a purchase price of $96,700,000 a $117,900,000 C-Note in the $798,000,000 first mortgage encumbering a 4,500,000 square foot, 31 property portfolio of office properties situated throughout southern California. The C-Note, which is the controlling holder of the mortgage loan, bears interest at a rate of LIBOR plus 310 basis points, requires payments of interest only and matures on August 9, 2012.

On January 6, 2012 Socal Loan obtained a $40,000,000 repurchase facility on the C-Note. All of the net proceeds from the repurchase facility were distributed entirely to us in partial redemption of our interest in Socal Loan resulting in a decrease in our ownership interest in Socal Loan to approximately 56%. Pursuant to the repurchase facility: (i) monthly payments on the funds advanced at a rate of LIBOR (with a 1% LIBOR floor) plus 9% are required to be made by Socal Loan (on January 26, 2012 the venture purchased an interest rate cap which caps LIBOR at 1%); (ii) interest at the rate of 2% is added to the repurchase price; (iii) Socal Loan is required to repurchase the C-Note on January 6, 2014, however Socal Loan has the right, subject to certain conditions including the payment of a 0.5% extension fee, to extend the repurchase date for two, six-month extensions; (iv) Socal Loan is permitted to voluntarily repurchase the C-Note at any time, provided, however, if such repurchase is made prior to April 30, 2013, Socal Loan is required to pay a make-whole amount equal to the interest payable on the amount advanced through April 30, 2013 less any interest previously paid; and (v) upon repurchase, Socal Loan is required to pay an exit fee of 1.5% if such repurchase is during the initial term or 1.0% if during an extended term. The repurchase date is subject to acceleration in the event of customary payment and covenant defaults by Socal Loan but not a default on the C-Note so long as Socal Loan continues to make the required payments under the repurchase facility.

The obligations under the repurchase facility are fully recourse to Socal Loan. In addition, we have provided the purchaser under the repurchase facility a guaranty for customary “bad-boy” acts, including bankruptcy, fraud or intentional misrepresentation, bad faith contesting of a claim by the purchaser under the repurchase facility, liens on the C Note, and misappropriation of funds. In addition, we have agreed to guaranty all interest payments under the repurchase facility during its term. Our joint venture partner, New Valley LLC, has agreed to reimburse and indemnify us for its proportionate share of any payments required to be made by us on account of the guarantees provided by us.

Sullivan Center—On December 23, 2011 we formed a 50/50 joint venture with a subsidiary of Elad Canada Inc., which we refer to as Elad. The joint venture entered into an agreement to acquire an approximately $145,000,000 defaulted first mortgage loan which includes defaulted interest, for a purchase price of approximately $128,500,000. The loan is collateralized by the Sullivan Center, a 942,000 square foot mixed use property located in Chicago, Illinois comprised of approximately 200,000 square feet of retail space and 742,000 square feet of office space.

On February 3, 2012 the acquisition of the loan for a purchase price of approximately $128,000,000 was consummated. In connection with the consummation of the transaction, we formed two substantially identical 50/50 joint ventures with Elad; one to hold a mezzanine loan which we refer to as the ML joint venture, and the other to hold a future profits participation interest in the mezzanine loan borrower, which we refer to as the PP joint venture. Upon acquisition, the original loan was restructured into: (i) a $100,000,000 non-recourse mortgage loan provided by a third party lender; (ii) a $47,500,000 mezzanine loan (inclusive of additional advances for reserves, property expenses and transaction costs) held by the ML joint venture; and (iii) a profits participation in the property held by the PP joint venture.

The $100,000,000 non-recourse mortgage loan has a three-year term, is pre-payable without premium after 20 months, bears interest at 11% per annum, of which up to 3% accrues, and requires payments of interest only. The lender has also agreed to provide up to an additional $8,650,000 in advances for tenant improvements, leasing commissions and capital expenditures. This loan is a bridge facility to be used for the completion of the property’s lease-up.

The $47,500,000 mezzanine loan has a six year term, bears interest at 15% per annum, 5% of which accrues on a compounded basis, and requires payments of interest only. If the mezzanine loan is not satisfied at maturity or an event of default occurs, the borrower is required to pay an additional $18,000,000 together with a 15% compounded return on such amount, which represents the discount on the purchase price paid by the ML joint venture and the PP joint venture together with accrued default interest and expenses. In addition, the ML joint venture has agreed to provide approximately $4,400,000 to fund the costs associated with the completion of the build out of the two retail anchors, Target and DSW, as well as for 80% of additional tenant improvements, leasing commissions and capital expenditures not funded under the mortgage loan. Both the interest rate and compounded return are subject to adjustment as described below.

The PP joint venture acquired a 65% future profits participation. The profits participation is in excess of all amounts due under the mezzanine loan. If a $3,000,000 principal payment is made on the mezzanine loan on or prior to December 31, 2012, the interest rate and compounded return are increased to 15.5% and the profits participation is decreased to 60%.

REIT Securities

During 2011 we invested $19,321,000 in REIT securities to capitalize on market mispricing on certain securities. In particular, we acquired in market transactions 7.6% of the outstanding common shares of Cedar Realty Trust Inc. for an average purchase price of $3.61.

At December 31, 2011 our investments in REIT securities consisted of the following (in thousands):

	September 30,	September 30,
	Cost	Fair Value

REIT Preferred Shares	$2,067	$4,277
REIT Common Shares	21,492	24,579

	$23,559	$28,856

Revolving Line of Credit

On March 3, 2011 we amended our existing revolving line of credit such that (i) the maximum borrowing was increased to $50,000,000 with an accordion feature of up to $150,000,000 and (ii) the maturity date was extended to March 2014 with an option to extend the maturity date to March 2015. The amended credit facility bears interest at LIBOR plus 3%. We capitalized $370,000 of expenses incurred in connection with this transaction and are amortizing the balance over the modified life.

Employees

As of December 31, 2011 we had no employees. Our affairs are administered by our Advisor, pursuant to the terms of the Advisory Agreement, which includes providing asset management services and coordinating with our shareholder transfer agent and property managers. Under the Advisory Agreement, we pay to our Advisor a quarterly base management fee equal to 1.5% of (i) the issuance price of our outstanding equity securities plus (ii) 0.25% of any equity contribution by an unaffiliated third party to a venture managed by us.

In addition to receiving a base management fee, FUR Advisors is entitled to receive an incentive fee for administering the Trust. FUR Advisors, or its affiliate, is also entitled to receive property and construction management fees at commercially reasonable rates, as determined by our independent Trustees. The incentive fee which is equal to 20% of any amounts available for distribution in excess of a threshold amount (as defined) is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate dividends above a threshold amount or (ii) upon termination of the Advisory Agreement, if the net value of our assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received a return of invested capital (based on initial share issuance price) plus a 7% annual return thereon (the threshold amount) or, if the Advisory Agreement is terminated, if the assets of the Trust exceed the threshold amount. At December 31, 2011 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was approximately $560,871,000, which was equivalent to $16.97 per diluted Common Share.

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

Segment Data

Business segment data may be found under ITEM 8 – Financial Statements Note 19 and Supplementary Data.

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

New York Stock Exchange Certification

As required by applicable New York Stock Exchange listing rules, on May 17, 2011, following our 2011 Annual Meeting of Shareholders, our Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards.

ITEM 1A—RISK FACTORS

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

As a REIT our investments are limited to direct ownership and operation of operating properties, loan assets secured, directly or indirectly, by operating properties, and investments in other REITs. Accordingly, an investment in us depends upon our financial performance and the value of our operating properties held from time to time as well as those securing our loan assets, and those held by the REITs in which we invest, which operating properties are subject to the risks normally associated with the ownership, operation and disposal of real estate properties and real estate related assets, including:

•	adverse changes in general and local economic conditions which affect the demand for real estate assets;

•	competition from other properties;

•	fluctuations in interest rates;

•	reduced availability of financing;

•	the cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, properties in the markets in which our investments are located;

•	the attractiveness of our properties to tenants and purchasers;

•	how well we manage our properties;

•	changes in market rental rates and our ability to rent space on favorable terms;

•	the financial condition of our tenants and borrowers including their becoming insolvent and bankrupt;

•	the need to periodically renovate, repair and re-lease space and the costs thereof;

•	increases in maintenance, insurance and operating costs;

•	civil unrest, armed conflict or acts of terrorism against the United States; and

•	earthquakes, floods and other natural disasters or acts of God that may result in uninsured losses.

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

We may change our investment and operating strategy either voluntarily or as result of changing economic conditions, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and dividends at any time which could result in our making investments that are different from, and possibly riskier than, our current investments. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our financial condition, results of operations, share price and our ability to pay dividends.

We may not be able to invest our cash reserves in investments which will increase equity value.

As of December 31, 2011, we had approximately $40,952,000 of cash and cash equivalents available for investment. Our ability to increase entity value is dependent upon our ability to grow our asset base by investing these funds, as well as additional funds which we may raise or borrow, in real estate related assets that will ultimately generate more favorable returns.

We may not be able to obtain capital to make investments.

As a REIT, we are a capital intensive business that is dependent primarily on third party debt and equity financing to fund the growth of our business because one of the requirements for a REIT is that it distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its shareholders. Access to third party capital sources depends, in part, on general market conditions, the market’s perception of our growth potential, our current and expected future earnings, our cash flow and the market price of our Common Shares. Additionally, we may not be able to obtain debt or equity financing on favorable terms. Accordingly, if we cannot obtain capital from third parties or if such access is on unfavorable terms, it will likely have a material adverse affect on our financial condition and results of operations, our stock price and our ability to pay dividends to our shareholders.

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

We are subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the cost of any required renovations, may be less favorable than the prior or current lease terms. This risk is substantial with respect to our net leased properties. Thirteen of our properties, containing an aggregate of approximately 2,222,000 square feet of space are net leased to nine different tenants. Gross leases accounting for approximately 7% of the aggregate annual base rent from our operating properties for 2011, representing approximately 3% of the net rentable square feet at the properties, are scheduled to expire in 2012. Other leases grant tenants early termination rights upon payment of a termination penalty. Lease expirations will require us to locate new tenants and negotiate replacement leases with them. The costs for tenant improvements, tenant concessions and leasing commissions with respect to new leases are traditionally greater than costs relating to renewal leases. If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases, or if the rental rates upon such renewal or reletting are significantly lower than expected, our revenue and net income could be adversely affected.

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

Our properties are subject to increases in operating expenses such as for cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping and repairs and maintenance of our properties. In general, under our leases with tenants, we pass through all or a portion of these costs to them. There can be no assurance that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere. If operating expenses increase, the availability of other comparable office space in the geographic markets of our properties might limit our ability to increase rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to pay dividends to shareholders.

We leverage our portfolio, which may adversely affect our financial condition and results of operations.

We seek to leverage our portfolio through borrowings. Our return on investments and cash available to pay dividends to holders of our Series D Preferred Shares and Common Shares may be reduced to the extent that changes in market conditions make new borrowings or refinancing of existing debt difficult or even impossible or cause the cost of our financings to increase relative to the income that can be derived from the assets. Our debt service payments reduce the cash available to pay dividends to holders of Series D Preferred Shares and Common Shares. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or forced sale to satisfy our debt obligations. A decrease in the value of the assets may lead to a requirement that we repay certain existing or future credit facilities. We may not have the funds available, or the ability to obtain replacement financing, to satisfy such repayments.

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

We are subject to the normal risks associated with debt and preferred share financings, including the risk that our cash flow will be insufficient to meet required payments of principal and interest on debt and dividends and redemption payments to holders of preferred shares and the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. These risks are exacerbated by the current tightened lending requirements for real estate related assets and in some cases the inability to refinance real estate indebtedness. If we were unable to refinance indebtedness or preferred share financings on acceptable terms, or at all, we might be forced to dispose of one or more of our investments on disadvantageous terms, which might result in losses to us, which could have a material adverse affect on us and our ability to pay dividends to our holders of Preferred Shares and Common Shares. Furthermore, if a property is mortgaged or a loan pledged to secure payment of indebtedness and we are unable to meet the debt payments, the lender could foreclose upon the property or the loan, appoint a receiver or obtain an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to us. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT dividend requirements.

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

We may be unable to foreclose on the collateral securing our loan assets on a timely basis or our loan assets may be subject to unfavorable treatment in a borrower bankruptcy.

In certain states foreclosing on a property can be a lengthy and costly process. In addition, a borrower can file for bankruptcy or raise defenses that could delay our ability to realize on our collateral on a timely basis. In such instances, the increased costs and time required to realize on our collateral would likely result in a reduced return on the investment. Further, if a borrower were to file for bankruptcy protection, a plan could be approved over our objection that would extend our loan for a period of time at an interest rate that is less than our cost of funds, thereby having a negative impact on our cash flow.

The subordinate loan assets in which we invest are subject to risks relating to the structure and terms of the transactions, and there may not be sufficient funds or assets to satisfy our subordinate notes, which may result in losses to us.

We invest in loan assets that are subordinate in payment and collateral to more senior loans. If a borrower defaults or declares bankruptcy, after the more senior obligations are satisfied, there may not be sufficient funds or assets remaining to satisfy our subordinate notes. Because each transaction is privately negotiated, subordinate loan assets can vary in their structural characteristics and lender rights, including our rights to control the default or bankruptcy process. The subordinate loan assets that we invest in may not give us the right to demand foreclosure as a subordinate debt holder. Furthermore, the presence of intercreditor agreements, co-lender agreements and participation agreements may limit our ability to amend the loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire possession of underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

The widening of credit spreads could have a negative impact on the value of our loan assets and REIT debt securities.

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

Deterioration of the credit markets may have an adverse impact on the ability of borrowers to obtain replacement financing.

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

We have significant dividend obligations to holders of our Series D Preferred Shares.

The provisions of our Series D Preferred Shares require us to pay quarterly dividends presently aggregating approximately $925,000 or $3,700,000 annually before any dividends may be paid on our Common Shares.

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

Increased market interest rates may hurt the value of our Common and Preferred Shares.

We believe that investors consider the dividend rate on REIT shares, expressed as a percentage of the price of the shares, relative to market interest rates as an important factor in deciding whether to buy or sell the shares. If market interest rates go up, prospective purchasers of REIT shares may expect a higher dividend rate. Higher interest rates would likely increase our borrowing costs and might decrease funds available to pay dividends. Thus, higher market interest rates could cause the market price of our Common and Preferred Shares to decline.

Future issuances and sales of equity or debt interests may affect the market price of our Common Shares and the amount of dividends payable to our shareholders.

We can issue Preferred and Common Shares without common shareholder approval. The actual issuance of additional Common or Preferred Shares or the sale of debt securities by us may decrease the market price of our Common Shares. In paying dividends on our Common Shares we endeavor to have our dividends track recurring cash flow from operations. Accordingly, as we issue additional Common Shares, the per share dividend will likely decrease until such time as we deploy the proceeds from such issuance of Common Shares in investments which increase our recurring cash flow.

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

Increases in interest rates may adversely affect the market price of our Common Shares.

One of the factors that influences the market price of our Common Shares is the annual rate of dividends that we pay on our Common Shares, as compared with interest rates. An increase in interest rates may lead purchasers of REIT shares to demand higher annual dividend rates, which could adversely affect the market price of our Common Shares.

We may fail to remain qualified as a REIT, which would reduce the cash available for dividends to our shareholders.

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

If, with respect to any taxable year, we were to fail to maintain our qualification as a REIT or elect to revoke our REIT election, we would not be able to deduct dividends paid to our shareholders in computing our taxable income and would have to pay federal corporate income tax (including any applicable alternative minimum tax) on our taxable income. If we had to pay federal income tax, the amount of money available to distribute to our shareholders would be reduced for the year or years involved. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost and thus our cash available to pay dividends to our shareholders would be reduced in each of those years, unless we were entitled to relief under relevant statutory or regulatory provisions.

In order to maintain our status as a REIT, we may be forced to borrow funds or sell assets during unfavorable market conditions.

As a REIT, we must distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our shareholders. To the extent that we satisfy the REIT dividend requirement but distribute less than 100% of our taxable income, we will be subject to federal and, where applicable, state corporate income tax on our undistributed taxable income. In addition, if we fail to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, we will be subject to a 4% nondeductible excise tax.

From time to time, we may have taxable income greater than our cash available to pay dividends to our shareholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If we did not have other sources of funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to pay dividends sufficient to enable us to pay out enough of our taxable income to satisfy the REIT dividend requirement and to avoid income and excise taxes in a particular year. Additionally, we could elect to pay a portion of our required dividend in Common Shares. Each of these alternatives could increase our operating costs and diminish our rate of growth.

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

The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may increase our operating costs. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect our ability to borrow by using such property as collateral. We maintain insurance related to potential environmental issues on our properties which are not net leased which may not be adequate to cover all possible contingencies. In 2011 we were conveyed title to the land underlying our Churchill, Pennsylvania property. Prior to the conveyance of the land, a Phase II environmental study was performed. The study found that there were certain contaminants at the property all of which were within permitted ranges. In addition, given the nature and use of the property currently and in the past, it is possible that additional contamination could occur which could require remediation. We believe that based on applicable law and existing agreements any such remediation costs would be the responsibility of a prior owner or tenant.

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

Pursuant to the terms of the Advisory Agreement, our Advisor is entitled to receive an incentive fee equal to 20% of any amounts available for distribution in excess of a threshold amount. The incentive fee is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate dividends above a threshold amount or (ii) upon termination of the Advisory Agreement, if the value of our assets exceed the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received the threshold amount or, if the Advisory Agreement is terminated, the assets of the Trust exceed the threshold amount. At December 31, 2011, the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was approximately $560,871,000, which was equivalent to $16.97 for each of our Common Shares on a fully diluted basis. At such time as shareholders’ equity in accordance with generally accepted accounting principles exceeds the threshold amount, we will record a liability in our financial statements equal to approximately 20% of the excess of shareholders’ equity in accordance with generally accepted accounting principles and the threshold amount.

Termination of the Advisory Agreement may be costly or not in our best interest.

Termination of the Advisory Agreement either by us or our Advisor may be costly. Upon termination of the Advisory Agreement, our Advisor would be entitled to a termination fee equal to the incentive fee based on an appraised valuation of our assets assuming we were then liquidated. The amount payable on termination of the Advisory Agreement could be substantial which may have a negative effect on the price of our Common Shares. Further, affiliates of our Advisor hold approximately 10.38% of our outstanding Common Shares and serve as our executive officers. Accordingly, if we were inclined to terminate the Advisory Agreement, the ownership position of our Advisor in our Common Shares could result in other adverse effects to us and the price of our Common Shares.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

CONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of consolidated operating properties at December 31, 2011. Our portfolio of consolidated properties consists of 24 commercial properties consisting of 4,243,000 square feet and one residential apartment complex consisting of 180 units.

	Se30,	Se30,	Se30,	Se30,	Se30,	Se30,	Se30,	Se30,	Se30,	Se30,	Se30,
Description and Location	Year Acquired	Trust’s Owner- ship	Rentable Square Feet	(**) % Leased	Major Tenants (Lease / Options Exp)	Major Tenants’ Sq. Feet.	($000’s) Depreciated Cost Basis	Cost per Square Foot or Unit	Owner- ship of Land	($000’s) Debt Balance	Debt Maturity & Int Rate

Office					Ingram Micro Systems						10/2013
Amherst, NY (2)	2005	100%	200,000	100%	(2013/2023)	200,000	$16,632	$83	Fee	$15,682	5.65%
					PAETEC Comm.
Andover, MA	2005	100%	93,000	100%	(2022/2037)	93,000	7,180	77	Fee	(1)	(1)
Chicago, IL					The Gettys Group						03/2016
(One East Erie / Marc Realty)	2005	80%	126,000	83%	(2012/2016)	13,000	21,513	171	Fee	20,522	5.75%
					River North Surgery
					(2015/ n/a)	15,000
Chicago, IL (River City / Marc Realty)					Bally Total Fitness						04/2012
	2007	60%	253,000	72%	(2013/2021)	55,000	14,709	58	Fee	8,900	6.25%
					ITAV (2024/2029)	35,000
					MFS/Worldcom
					(2019/2023)	61,000
Deer Valley, AZ					United Healthcare
	2010	96.5%	82,000	96%	(2017/2027)	42,000	10,839	132	Fee	(1)	(1)
					Premier Research Group
					(2016/2026)	13,800
					Southwest Desert Cardiology (2022/2037)	9,200
Englewood, CO Crossroads I	2010	100%	118,000	57%	RGN-Denver LLC (2015/ 2025)	17,000	7,831	66	Fee	(1)	(1)
Englewood, CO Crossroads II	2010	100%	118,000	87%	TIC Holdings (2019 / 2044)	75,000	10,330	88	Fee	(1)	(1)
Houston, TX	2004	8%	614,000	100%	Spectra Energy (2018/2028)	614,000	58,481	95	Fee	56,423	04/2016 6.34%
Indianapolis, IN (Circle Tower)	1974	100%	111,000	83%	No Tenants Over 10%	—	4,991	45	Fee	4,169	04/2015 5.82%
Lisle, IL	2006	100%	169,000	61%	United Healthcare (2014/ n/a)	41,000	18,911	112	Fee	5,753	10/2014 Libor+2.5%
Lisle, IL	2006	100%	67,000	17%	ABM Janitorial (2012/2014)	11,000	5,239	78	Fee	1,657	10/2014 Libor+2.5%
Lisle, IL (Marc Realty)	2006	60%	54,000	100%	Ryerson (2018/2028)	54,000	3,590	66	Fee	5,600	03/2017 5.55%
New York, NY (450 West 14th)	2011	70%	105,000	var	Fast Retailing (2026/2036)	23,000	55,231	526	Ground Lease	49,585	05/2016 Libor +2.5%
					Alice + Olivia (2021/2031)	22,000
					Access Industries (2021/2031)	14,000
Orlando, FL					Siemens Real Estate, Inc.				Ground		07/2017
	2004	100%	257,000	100%	(2017/2042)	257,000	14,210	55	Lease	38,132	6.40%
Plantation, FL					AT&T Service, Inc.						04/2018
	2004	100%	120,000	100%	(2020/2035)	120,000	11,344	95	Fee	10,927	6.48%
South Burlington, VT	2005	100%	54,000	100%	Fairpoint Comm. (2014/2029)	54,000	2,922	54	Ground Lease	(1)	(1)

Subtotal—Office			2,541,000				263,953			217,350

(Continued on next page)

CONSOLIDATED OPERATING PROPERTIES (Continued)

	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,
Description and Location	Year Acquired	Trust’s Owner- ship	Rentable Square Feet	(**) % Leased	Major Tenants (Lease /Options Exp)	Major Tenants’ Sq. Feet.	($000’s) Cost Basis	Cost per Square Foot or Unit	Owner- ship of Land	($000’s) Debt Balance	Debt Maturity & Int Rate
Retail
Atlanta, GA					The Kroger Co.				Ground
	2004	100%	61,000	100%	(2016/2026)	61,000	$3,812	$62	Lease	(1)	(1)
Denton, TX					Diesel Fitness
	2004	100%	46,000	64%	(2012)	29,000	2,459	53	Fee	(1)	(1)
Greensboro, NC					The Kroger Co.				Ground
	2004	100%	46,000	100%	(2017/2037)	46,000	3,124	68	Lease	(1)	(1)
Louisville, KY					The Kroger Co.
	2004	100%	47,000	100%	(2015/2040)	47,000	2,612	56	Fee	(1)	(1)
Memphis, TN					The Kroger Co.
	2004	100%	44,000	100%	(2015/2040)	44,000	1,262	29	Fee	(1)	(1)
Seabrook, TX					The Kroger Co.
	2004	100%	52,000	100%	(2015/2040)	52,000	1,763	34	Fee	(1)	(1)

Subtotal Retail			296,000				15,032

Other

Warehouse

Jacksonville, FL					Football Fanatics
	2004	100%	580,000	100%	(2015/2024)	558,000	10,483	18	Fee	(1)	(1)

Mixed Use

Churchill, PA	2004	100%	826,000	19%	n/a	—	5,555	7	Fee	—	—

Residential

Meriden, CT											10/2014
											Libor +
	2010	100%	180 units	97%	n/a	n/a	24,253	n/a	Fee	13,590	2.5%

Subtotal—Other			1,406,000				40,291

Total Consolidated Properties			4,243,000				$319,276			$230,940

(**)	Occupancy rates include all signed leases, including space undergoing tenant improvements.

Notes to Consolidated Properties—Selected Data

(1)	These properties collateralize our revolving line of credit.

(2)

The Amherst, New York office property represents two separate buildings. The ground underlying the properties is leased to us by the local development authority pursuant to a ground lease which requires no payment. Effective October 31, 2013, legal title to the ground will vest with us.

UNCONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of unconsolidated operating properties at December 31, 2011. Our portfolio of unconsolidated properties is accounted for under the equity method of accounting. These properties consist of 12 commercial properties consisting of 3,504,000 square feet and 25 residential apartment complexes consisting of 4,167 units.

	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,
	Year Acquired	Trust’s Ownership	Rentable Square Feet	(**) % Leased	Major Tenants (Lease /Options Exp)	Major Tenants’ Sq. Feet.	($000’s) Equity Investment Balance	Ownership of Land	($000’s) Debt Balance (1)	Debt Maturity & Int Rate
Marc Realty Portfolio — Equity Investments
30 North Michigan, Chicago, IL	2005	50%	221,000	88%	No tenants over 10%	—	$10,049	Fee	$12,723	08/2014 5.99%
223 West Jackson, Chicago, IL (Brooks Building)	2005	50%	168,000	67%	No tenants over 10%	—	7,679	Fee	7,356	06/2012 6.92%
4415 West Harrison, Hillside, IL (High Point)	2005	50%	192,000	57%	North American Medical Mgmt (2015/2020)	20,400	2,441	Fee	4,516	12/2015 5.62%
2000-60 Algonquin, Shaumburg, IL (Salt Creek)	2005	50%	101,000	67%	Familia Development (2015 / 2020)	10,300	—	Fee	(2)	02/2013 Libor + 2.75%
1701 E. Woodfield, Shaumburg, IL	2005	50%	175,000	87%	No tenants over 10%	—	2,047	Fee	5,632	09/2015 Libor + 3% (3)
2720 River Rd, Des Plains, IL	2005	50%	108,000	86%	No tenants over 10%	—	1,000	Fee	2,433	10/2012 6.095%
3701 Algonquin, Rolling Meadows IL	2005	50%	193,000	79%	ISACA (2018/2024)	29,600	250	Fee	9,864	02/2013 Libor + 2.75%
					Relational Funding (2013/ n/a)	27,400
2205-55 Enterprise, Westchester, IL	2005	50%	130,000	90%	Consumer Portfolio (2014/2019)	18,900
					Uro Partners (2015/n/a)	14,500	2,679	Fee	(2)	02/2013 Libor + 2.75%
900-910 Skokie, Northbrook, IL (Ridgebrook)	2005	50%	119,000	88%	MIT Financial Group (2016/ n/a)	12,600	1,000	Fee	5,343	07/2016 Libor + 2.75%

Total—Marc Realty Portfolio			1,407,000				$27,145		$59,159

Sealy Venture Properties—Equity Investments

Atlanta, GA (Northwest Atlanta)	2006	60%	472,000	77%	Original Mattress (2020/2025)	57,000	$8,537	Fee	$13,955	09/2015 Libor + 5.35% (4)
Atlanta, GA (Newmarket)	2008	68%	470,000	52%	No tenants over 10%	—	2,811	Fee	37,000	11/2016 6.12%
Nashville, TN (Airpark)	2007	50%	1,155,000	83%	No tenants over 10%	—	—	Fee	74,000	05/2012 5.77%

Total—Sealy Venture Properties			2,097,000				$11,348		$124,955

(**)	Occupancy rates include all signed leases including space undergoing tenant improvements

(Continued on next page)

UNCONSOLIDATED OPERATING PROPERTIES—(Continued)

	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	Year Acquired	Trust’s Ownership	Units	% Leased	Ownership of Land	($000’s) Debt Balance (1)	Debt Maturity & Int Rate (6)	Subordinated Debt ($000’s)	Subodinated Debt Maturity
Vintage Housing Holdings LLC—Equity Investment
Vintage at Bend Bend, OR	2011	(5)	106	97%	Fee	$5,600	12/15/2036 SIFMA + 1.21%
Bouquet Canyon Seniors Santa Clarita, CA	2011	(5)	264	98%	Fee	11,375	7/1/2028 6.38%
Vintage at Bremerton Bremerton, WA	2011	(5)	143	94%	Fee	6,200	3/15/2033 SIFMA + 1.44%
Vintage at Burien Burien, WA	2011	(5)	101	100%	Ground Lease	6,885	1/15/2038 SIFMA + 1.40%
Vintage at Chehalis Chehalis, WA	2011	(5)	150	95%	Fee	8,190	6/15/2040 SIFMA + 1.575% (7)
Elk Creek Apartments Sequim, WA	2011	(5)	138	96%	Fee	7,400	11/1/2039 6.46%
Vintage at Everett Everett, WA	2011	(5)	259	94%	Fee	16,700	1/15/2038 SIFMA + 1.37%
Falls Creek Apartments Couer d’ Alene, ID	2011	(5)	170	94%	Fee	8,389	12/1/2040 6.24%
Forest Creek Apartments Spokane, WA	2011	(5)	252	92%	Fee	13,680	6/15/2040 SIFMA + 1.41%
Hamilton Place Seniors Bellingham, WA	2011	(5)	94	97%	Fee	3,590	7/1/2033 SIFMA + 1.40%	163	7/1/2014 5.88%
Heritage Place Apartments St. Ann, MO	2011	(5)	113	96%	Fee	1,816	7/19/2015 8.37%	522	5/1/2039 1.0%
Holly Village Apartments Everett, WA	2011	(5)	149	98%	Fee	7,190	7/31/2032 SIFMA + 1.31%
Larkin Place Apartments Bellingham, WA	2011	(5)	101	94%	Fee	4,825	7/1/2033 SIFMA + 1.47%	42	6/1/2012 5.92%
Vintage at Mt. Vernon Mt. Vernon, WA	2011	(5)	154	97%	Fee	7,500 1,270	1/15/2037 SIFMA + 1.39% (8) LIBOR + 1.39% (9)
Vintage at Napa Napa, CA	2011	(5)	115	100%	Fee	6,166	6/1/2034 6.141%
Vintage at Richland Richland, WA	2011	(5)	150	97%	Fee	7,535	1/15/2038 SIFMA + 1.75%
Rosecreek Senior Living Arlington, WA	2011	(5)	100	96%	Fee	3,382	12/31/2037 SIFMA + 0.331%
Vintage at Sequim Sequim, WA	2011	(5)	118	98%	Fee	6,379	3/1/2038 SIFMA + 2.22%
Silver Creek Apartments Pasco, WA	2011	(5)	242	96%	Fee	13,095	1/1/2018 SIFMA + 1.59%
Vintage at Silverdale Silverdale, WA	2011	(5)	240	94%	Fee	14,880	9/15/2039 SIFMA + 2.9% (10)
Vintage at Spokane Spokane, WA	2011	(5)	287	95%	Fee	16,295	8/15/2040 SIFMA + 1.38%
Seven Hills/ St Rose Henderson, NV	2011	(5)	244	98%	Fee	14,770	10/15/2035 SIFMA + 1.51%
Twin Ponds Apartments Arlington, WA	2011	(5)	134	98%	Fee	5,515 1,405	1/1/2038 SIFMA + 1.385% 6.20%
Vintage at Vancouver Vancouver, WA	2011	(5)	154	99%	Fee	7,725 745	1/1/2035 SIFMA + 2.114% 8.12%
Vista Sonoma Seniors Apts Santa Rosa, CA	2011	(5)	189	95%	Fee	10,304	1/1/2032 6.562%

Subtotal—Vintage Properties			4,167	units		$218,806		$727

(Continued on next page)

UNCONSOLIDATED OPERATING PROPERTIES—(Continued)

Notes to Unconsolidated Operating Properties Table

(1)	Debt balance shown represents 100% of the debt encumbering the properties.

(2)	Both the 2000-60 Algonquin and 2205-55 Enterprise Road Marc Realty properties are cross collateralized by a mortgage of $11,292 which is included in total debt balance.

(3)	An interest rate swap agreement with a notional amount of $5,632 effectively converts the interest rate to a fixed rate of 4.78%

(4)	An interest rate cap was purchased that caps LIBOR at 1%.

(5)

The Vintage equity investment of $29,887 represents a 75% interest in Vintage Housing Holdings LLC, an entity which owns the general partnership interests in the properties listed above. In addition, Vintage Housing Holdings LLC owns receivables and advances in two other partnerships.

(6)	SIFMA = Securities Industry and Financial Markets Association Municipal Swap Index. Each of the Vintage floating rate debt instruments is subject to an interest rate cap ranging from 5.50% and 8.25%.

(7)	An interest rate swap agreement with a notional amount of $8,190 effectively converts the interest rate to a fixed rate of 4.66%.

(8)	An interest rate swap agreement with a notional amount of $7,500 effectively converts the interest rate to a fixed rate of 4.955%.

(9)	An interest rate swap agreement with a notional amount of $1,153 effectively converts the interest rate to a fixed rate of 5.706%.

(10)	An interest rate swap agreement with a notional amount of $14,670 effectively converts the interest rate to a fixed rate of 5.734%.

LEASE EXPIRATIONS

The following table sets forth a schedule of lease expirations at our consolidated and unconsolidated properties respectively, with respect to leases in place at December 31, 2011 for each of the next five years and thereafter (assuming that no tenants exercise renewals or cancellation options and that there are no tenant bankruptcies or other tenant defaults). Annual contractual rent under expiring leases represents base rent charges for the year ended December 31, 2011 and does not reflect any straight-line rent adjustments or expense reimbursements. The average annualized revenue per square foot as of December 31, 2011 was $17.56 for consolidated multi-tenant operating properties and $8.67 for consolidated single tenant operating properties. Annualized revenue represents contractual base rent for December multiplied by twelve. The following tables set forth certain information concerning lease expirations:

	September 30,	September 30,	September 30,	September 30,	September 30,
Year of Lease Expirations	Number of Expiring Leases	Net Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases (%)	Annual Contractual Rent Under Expiring Leases ($)	Annual Rent Per Leased Square Foot of Expiring Leases ($)
Consolidated Multi Tenant Operating Properties:
2012	29	148,000	17%	$2,166,000	$14.64
2013	27	190,000	21%	2,354,000	12.39
2014	20	103,000	11%	1,786,000	17.34
2015	13	81,000	9%	1,401,000	17.30
2016 and Thereafter	43	375,000	42%	5,078,000	13.54

			100%

Consolidated Single Tenant Operating Properties:
2012	—	—	—	—	—
2013	1	200,000	9%	2,016,000	10.08
2014	1	54,000	3%	800,000	14.81
2015	4	696,000	31%	1,348,000	1.94
2016 and Thereafter	8	1,272,000	57%	14,982,000	11.78

			100%

Unconsolidated Operating Properties:
2012	219	529,000	20%	6,972,000	13.17
2013	156	448,000	17%	6,250,000	13.94
2014	116	400,000	15%	4,968,000	12.41
2015	84	409,000	16%	5,223,000	12.78
2016 and Thereafter	140	837,000	32%	11,122,000	13.29

			100%

TENANT DIVERSIFICATION

The following table sets forth information regarding the leases with respect to the five largest tenants in our consolidated properties portfolio, based on the amount of square footage leased by our tenants at December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
Tenant	Property	Remaining Lease Term in months	Total Leased Square Fee	Percentage of Aggregate Portfolio Leased Square Feet (%) (1)	Percentage of Aggregate Portfolio Annual Rent (%) (2)
Spectra Energy	Houston, TX	76	614,000	19.2%	21.8%
Football Fanatics, Inc.	Jacksonville, FL	43	553,000	17.3%	2.0%
Siemens Real Estate, Inc.	Orlando, FL	72	257,000	8.1%	9.8%
The Kroger Company	Various (3)	53	250,000	7.8%	3.2%
Ingram Micro, Inc.	Amherst, NY	22	200,000	6.3%	5.7%

(1)	Represents percentage of square footage leased excluding month to month leases.

(2)	Represents base rent plus straight line rent adjustments less concessions and abatements.

(3)

The Kroger Company is a tenant in five net leased properties located in Georgia, Kentucky, North Carolina, Tennessee, and Texas. Remaining lease term represents a weighted average based on square footage and percentage of annual rent represents an aggregate of all five properties.

GROUND LEASES

On certain of our properties we own the improvements and lease the land underlying the improvements pursuant to ground leases.

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum
Atlanta, GA	09/30/16	Two 5-Year Renewal Options (Extended Term 2026)	Ground lease calls for $30,000/yr plus 1/2 of 1% of sales greater than $27,805,800. (1)
Greensboro, NC	12/31/12	Four 5-Year Renewal Options (Extended Term 2032)	Ground lease calls for $71,178/ yr increased by approx $12,000 for each successive renewal period plus 1% of sales over $36,213,850. (1)
Orlando, FL	12/31/17	Five 5-Year Renewal Options (Extended Term 2037)	Ground lease calls for $2/yr of rent though the current term and then fair market value for each successive renewal period. (1)
South Burlington, VT	01/02/15	Three 5-Year and One 10-Year Renewal Options (Extended Term 2040)	Ground lease calls for $51,854/yr though the current term and then fair market value. (1)
450 West 14th Street, New York, NY	05/31/53	None	Ground Lease calls for $100,574/month plus increases of 3% per annum each June as well as $100,000 increases per annum on November 1, 2013, 2015, and 2017.

(1)	The lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

MORTGAGE LOANS

Information pertaining to the terms of the first mortgages for each of the properties is included in the table at the beginning of ITEM 2—Properties.

ITEM 3—LEGAL PROCEEDINGS

The Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Trust’s business activities, these lawsuits are considered routine to the conduct of its business. The Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Trust. As of December 31, 2011, the Trust was not involved in any material litigation.

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR TRUST’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares are listed for trading on the New York Stock Exchange, under the symbol “FUR.”

The table below sets forth the high and low sales prices as reported by the New York Stock Exchange for our Common Shares for each of the periods indicated.

	September 30,	September 30,
	High	Low
Year Ended December 31, 2010:
First quarter	$13.19	$10.59
Second quarter	14.30	10.10
Third quarter	14.59	11.01
Fourth quarter	13.84	11.80

Year Ended December 31, 2011:
First quarter	$13.15	$11.42
Second quarter	12.46	11.59
Third quarter	12.03	8.54
Fourth quarter	10.55	8.16

Holders

As of December 31, 2011 there were 563 record holders of our Common Shares. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

Dividends

In order to retain REIT status, and thus avoid paying federal corporate tax, we are required by the Code to distribute at least 90% of our REIT taxable income. Dividends declared on Common Shares in each quarter for the last two years are as follows:

	September 30,	September 30,
Quarter Ended	2011	2010

March 31	$0.1625	$0.1625
June 30	0.1625	0.1625
September 30	0.1625	0.1625
December 31	0.1625	0.1625

Pursuant to the terms of our Series D Preferred Shares, we are required to pay quarterly dividends of $0.578125 per Series D Preferred Share. The first dividend following the issuance in November 2011 of $0.212 per Preferred Share which represented the pro-rata dividend amount was made on December 30, 2011.

While we intend to continue paying regular quarterly dividends to holders of our Common Shares, future dividend declarations will be at the discretion of our Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual dividend requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant. The actual cash flow available to pay dividends will be affected by a number of factors, including, among others, the risks discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

We do not believe that the financial covenants contained in our loan agreements will have any adverse impact on our ability to pay dividends in the normal course of business to our common and preferred shareholders or to distribute amounts necessary to maintain our qualifications as a REIT.

See Item 7—Common Share Dividends.

On November 18, 2011, the Trust repurchased all of its outstanding Series B-1 Preferred Shares and Series C Preferred Shares for an aggregate purchase price of $25,000,000 plus accrued dividends.

Performance Graph

The following graph is a comparison of the five-year cumulative return of Common Shares, a peer group index and the Morgan Stanley REIT Index (“MSCI US REIT”) for the periods shown. The peer group consists of REITs with diverse investments which is in contrast to REITs which target a certain asset type, class or geographic location. The peer group REITs also have current market values as of January 24, 2012 under $750,000,000. The graph assumes that $100 was invested on December 31, 2006 in our Common Shares, a peer group index and the Morgan Stanley REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph. It should also be noted that if Common Shares were purchased at times after December 31, 2006, the results depicted would not have been the same.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Winthrop Realty Trust	100.00	83.04	37.04	41.09	50.91	43.06
MSCI US REIT (RMS)	100.00	83.18	51.60	66.36	85.26	92.67
FUR Peer Group Index*	100.00	73.19	53.70	52.72	63.54	50.96

*	Peer Group consists of REITs with a diversity and other property focus and have a current market value as of January 24, 2012 of less than $750M.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth selected, historical, consolidated financial data for the Trust and should be read in conjunction with the Consolidated Financial Statements of the Trust and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007

Operating Results
(in thousands, except per share data)
Revenue	$70,094	$55,187	$47,139	$43,734	$49,390

Income (loss) from continuing operations (1)	$10,505	$18,379	$(85,373)	$(70,520)	$2,982
Income (loss) from discontinued operations (2)	428	(1,902)	1,026	2,344	(501)

Net income (loss)	10,933	16,477	(84,347)	(68,176)	2,481
Preferred dividends	(924)	(288)	(147)	—	—

Net income (loss) applicable to Common Shares	$10,009	$16,189	$(84,494)	$(68,176)	$2,481

Per Common Share
Income (loss) from continuing operations, basic	$0.31	$0.80	$(5.25)	$(4.75)	$0.23
Income (loss) from discontinued operations, basic (2)	0.01	(0.08)	0.06	0.16	(0.04)

Net income (loss) applicable to Common Shares, basic	$0.32	$0.72	$(5.19)	$(4.59)	$0.19

Income (loss) from continuing operations per
Common Share, diluted	$0.31	$0.80	$(5.25)	$(4.75)	$0.23
Income (loss) from discontinued operations, diluted	0.01	(0.08)	0.06	0.16	(0.04)

Net income (loss) applicable to Common Shares, diluted (3)	$0.32	$0.72	$(5.19)	$(4.59)	$0.19

Dividends declared per Common Share (3)	$0.65	$0.65	$0.9125	$1.35	$2.15

Balance Sheet Data:
(in thousands)

Total Assets	$734,933	$610,128	$493,192	$578,094	$745,447

Total Debt (4)	$300,090	$277,193	$238,067	$299,865	$335,191

Non-Controlling redeemable preferred interest	$—	$3,221	$12,169	$—	$—

Total Shareholders’ Equity	$387,802	$295,771	$217,089	$248,250	$291,794

(1)	Income (loss) from continuing operations, including per share data, are net of non-controlling interests.

(2)

The results of Ventek and the Biloxi, Mississippi property were classified as discontinued operations for 2007 and 2008. The results of the Athens, Georgia property were classified as discontinued operations for 2007 through 2010. The results of the Lafayette, Louisiana; Knoxville, Tennessee; Sherman, Texas; and St. Louis, Missouri properties were classified as discontinued operations for 2007 through 2011. The results of the Creekwood, Apartment property were classified as discontinued operations for 2007 through 2009.

(3)

In November 2008 Winthrop Realty Trust effected a 1-for-5 reverse stock split, of its Common Shares of Beneficial Interest, pursuant to which each of five shares of its Common Shares issued and outstanding as of the close of the market on November 28, 2008 were automatically combined into one Common Share, subject to the elimination of fractional shares.

(4)	For comparability purposes, the Total Debt balance for 2007 does not include repurchase agreements of $75,175. These debt securities were sold in January 2008.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

As a diversified REIT, we operate in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As such, we seek to focus our investing in the segment we believe will generate the greater overall return to us given market conditions at the time. We have executed an investment strategy that focuses on a current yield and long term appreciation by pursuing value opportunities in real estate assets throughout the capital stack. We have demonstrated our ability to adjust our business plan to capitalize on evolving marketing conditions both with respect to business segment and capital structure. During 2011, we pursued opportunities in acquiring debt with near term maturities with a view towards equity ownership or a superior return in event of a payoff. Accordingly, we invested $67,619,000 in the issuance and acquisition of new loans and $115,644,000 in ventures which acquired new loan assets. We funded our investment activity in 2011 from cash reserves, our public Common Shares offering in May 2011, our offering of 9.25% Series D Cumulative Redeemable Preferred Shares, which we refer to as our Series D Preferred Shares, in November 2011 and drawing down funds from our revolving line of credit. At December 31, 2011, we held $40,952,000 in unrestricted cash and cash equivalents and $28,856,000 in REIT securities and, subject to covenant compliance, have $10,000,000 of available funds from our revolving line of credit. See additional details in our “Liquidity and Capital Resources” section below.

With respect to our operating results for 2011, net income attributable to Common Shares was $10,009,000 or $0.32 per Common Share as compared with net income in 2010 of $16,189,000 or $0.72 per Common Share. Funds From Operations attributable to Common Shares was $58,236,000 or $1.85 per Common Share for 2011 as compared to Funds From Operations of $35,032,000 or $1.53 per Common Share in 2010. The most significant factors in this decrease in net income were the impairment charges of $7,600,000 taken on our consolidated properties and other-than-temporary impairment charges of $21,058,000 on our equity investments. See “Results of Operations” below.

As discussed in more detail below, for 2012 we expect that our performance will stabilize at our existing operating properties as a result of certain debt restructurings completed in 2011 and improved occupancy. We believe that our loan investment segment will provide the most opportunistic investments and superior returns. In addition with respect to our REIT securities segment, we expect to capitalize on market mispricing on certain securities when we see opportunity which we expect will result in strong performance in realized and unrealized gains.

Loan Assets

Our investment strategy in 2011 focused heavily on our loan asset segment which we believed would generate the greatest overall return to us through interest payments as well as appreciation either through acquiring loan assets at a discount or acquiring loan assets with the expectation of a borrower default or recapitalization that will lead to an equity ownership interest.

During 2011 all of our loans were performing in accordance with their terms. We had $70,289,000 in loan assets repaid during the year as well as three loans held in equity investments totaling $31,890,000 repaid. As a result of our investment activity; operating income from loan assets increased by $16,702,000 to $36,220,000 for the year ended December 31, 2011 compared to $19,518,000 for the year ended December 31, 2010. In addition, during 2011 we invested approximately $183,263,000 in new loan assets consisting of whole loans, B-notes, mezzanine loans, preferred equity loan securities as well as loans held in joint ventures. For a description of our loan assets acquired during 2011 see ITEM 8. Financial Statements, Note 4.

We intend to continue our loan asset acquisition and origination strategy in 2012 with a focus on loans with underlying collateral value, future income return potential and in certain cases, acquisitions of non-performing loans in the fulcrum position which have a high possibility that our debt position in the capital stack will be converted into equity participation.

We expect the 160 Spear loans will be repaid in early 2012 providing approximately $19,800,000 in cash proceeds and discount accretion income of approximately $3,500,000. Also, the loan receivable totaling approximately $117,900,000 held by a joint venture in which we currently hold a 56% interest matures in August 2012. Although the property is generating positive cash to cover debt service, we believe that without additional equity, the borrower will not easily obtain replacement financing. As a result, we anticipate that this loan will present a significant restructuring opportunity to the joint venture. The remaining loans, loan securities and loans in equity investments scheduled to mature in 2012 totaling approximately $35,294,000 are anticipated to be repaid or extended.

Our investment in Concord Debt Holdings LLC and CDH CDO LLC, which we refer to as our Concord investment platform, is held as an equity investment and was previously written down to zero. During 2011 operations provided cash distributions to us of $3,954,000 for the year ended December 31, 2011.

Operating Properties

During 2011 we acquired one new investment property located at 450 W 14th Street, New York, New York. Through this transaction we added an aggregate 105,000 square feet of retail and office space to our consolidated operating property portfolio. We also invested in a portfolio transaction, which we refer to as the Vintage portfolio, whereby we have access to a large portfolio of assets that have positioned us well for continued growth. Consistent with our original expectations, we have begun to realize cash flow on our Vintage portfolio of 25 multifamily and senior housing properties comprising 4,167 units located primarily in the Pacific Northwest and California which we acquired in June 2011 with an investment of $25,200,000. We have already made additional investments using the Vintage platform and during the third and fourth quarter of 2011 made contributions to the venture totaling $7,510,000. The venture’s new investments included a $1,500,000 contribution to a planned 231 unit multi-family project in Tacoma, Washington, a $4,300,000 acquisition of non-controlling partner interests in seven of the existing Vintage investments and $1,710,000 toward a purchase agreement to acquire 75% interests in the general partners of two multifamily properties comprising approximately 490 units located in California and Nevada.

During 2011, increases in our operating income from our 2010 acquisitions (new store) have been offset by unfavorable operating results from same store properties, that is properties held during both twelve month periods. The 2011 operating properties segment was negatively impacted by a weak overall economy and the Churchill property lawsuit and lease expiration.

Consolidated Operating Properties—The average occupancy of our consolidated properties was approximately 75.1% during the year ended December 31, 2011. As of December 31, 2011 our consolidated properties were approximately 74.2% leased compared to approximately 90.8% leased at December 31, 2010.

Occupancy at our Lisle, Illinois property known as 550-560 Corporetum remains down and is 61% occupied as of December 31, 2011. At our other Lisle, Illinois property, referred to as 701 Arboretum, our major tenant which occupied approximately 53% of the building vacated their space at the expiration of their lease term on May 31, 2011. In addition, another tenant who occupied approximately 15% of the building vacated at the expiration of their lease in August 2011. As a result, this property is 17% occupied as of December 31, 2011. We negotiated a discounted payoff of the debt which resulted in a debt extinguishment gain of approximately $8,514,000. In connection with the restructuring, we re-evaluated the carrying value of these properties which resulted in recording an impairment charge of $3,000,000 on 701 Arboretum.

Our 82,000 square foot Deer Valley Professional Building, located in Phoenix, Arizona is 95.6% leased at December 31, 2011 compared to 61.0% leased at our acquisition on August 6, 2010. In the aggregate, our Crossroads I and II buildings, which contain approximately 236,000 square feet, were 72.4% leased at December 31, 2011 as compared to 55.9% leased at the date of our acquisition during the fourth quarter of 2010.

The Churchill, Pennsylvania property litigation was settled on September 30, 2011. In connection with the settlement, we received a payment of $6,500,000, were conveyed by our former tenant approximately 148 acres of land and the ground lease payments for 2011 were waived. In addition, we entered into a long-term net lease with one of our existing Churchill tenants, Westinghouse, for 57,000 square feet of space. The lease has a 12 year term and requires annual rent of $750,000, increasing by 3% annually. Westinghouse is responsible for all costs associated with the leased space and can terminate the lease at any time after the fifth anniversary by making a termination payment of $4,400,000 which decreases each year thereafter. The lease requires that we make certain improvements and utility upgrades with an anticipated cost of approximately $1,000,000. Under the terms of the settlement agreement, we agreed to market for sale both the portion of the property leased to Westinghouse and the remaining portion of the property. In December 2011 we engaged a national broker to begin marketing the non-Westinghouse parcel with an auction scheduled for March 2012. The Westinghouse parcel is expected to be marketed during the fourth quarter of 2012. We agreed to pay CBS 50% of the sales proceeds received from the sale, or if not sold, 50% of the value as determined by the bids for the property received in each case, in excess of $6,500,000. In connection with the settlement, the Trust recorded an impairment charge in the fourth quarter of $4,600,000.

Tenant Concentration – We seek to reduce our operating and leasing risks through diversification achieved by the geographic distribution of our properties, avoiding dependence on any single property and a large tenant base. At December 31, 2011, we had two tenants, Spectra Energy and Siemens Real Estate, which represented approximately 21.8% and 9.8%, respectively, of our annualized base rental revenues from consolidated commercial operating properties.

Sealy Equity Investments in Operating Properties – As of December 31, 2011 we continue to hold equity interests in three real estate ventures with Sealy & Co. which have an aggregate of approximately 2,097,000 rentable square feet consisting of 18 office flex buildings and 13 light distribution and service center properties. Two of the investment properties are located in Atlanta, Georgia, (Northwest Business Park and Newmarket), which had occupancies of 77% and 52% respectively, at December 31, 2011 as compared to occupancy of 75% and 66%, respectively at December 31, 2010. The third Sealy investment is located in Nashville, Tennessee and was 83% and 86% occupied at December 31, 2011 and December 31, 2010, respectively.

On June 23, 2011, we were able to satisfy the $28,750,000 first mortgage loan secured by the Northwest Business Park property at a discounted payoff in the amount of $20,500,000. The payoff was funded by our making a $20,641,000 bridge loan. On September 29, 2011, the venture obtained a $14,000,000 replacement first mortgage loan which bears interest at LIBOR + 5.35% and matures on September 29, 2015. Proceeds from the loan were utilized to pay down the bridge loan, and the balance of the bridge loan was satisfied by additional equity of $4,650,000 from us and of $3,100,000 from our venture partner. We recorded a $2,900,000 other-than-temporary impairment charge on this investment in 2011.

The loan secured by the Newmarket property matures in 2016 and is currently in special servicing. We, together with our venture partner, are attempting to negotiate a restructuring of the debt with the special servicer. The venture has ceased making its debt service payments until the loan is restructured. There can be no assurance that a restructuring of the loan will be accomplished. We recorded a $900,000 other-than-temporary impairment charge on this investment in 2011.

With respect to the Nashville, Tennessee property, during the fourth quarter of 2011 we wrote the investment down to $0 and recorded a $1,494,000 impairment loss. The mortgage on the Nashville Airpark property matures in May 2012, and we, together with our venture partner, have been unable to obtain an extension. Based upon the current fair value of the property and our unwillingness to invest more cash in the property without concessions by the lender, we determined the writedown to $0 was appropriate.

Marc Realty Equity Investments in Operating Properties—As of December 31, 2011, we held equity interests in nine properties with Marc Realty which consist of an aggregate of approximately 1,407,000 rentable square feet of office and retail space which was 78.5% occupied as compared to 79.9% occupied at December 31, 2010.

We sold our equity investments in 8 South Michigan, 11 East Adams and 29 East Madison for an aggregate selling price of $18,544,000 to our partner, Marc Realty. The selling price was paid $6,000,000 in cash and with a $12,544,000 secured promissory note of which $8,544,000 has been paid. At December 31, 2011, the 29 East Madison loan had a balance of $4,000,000 and deferred income was $166,000. In addition, we have certain future participating rights if the properties are sold within a specified timeframe for amounts in excess of our sale price.

During the fourth quarter of 2011, as part of our annual budget preparation we determined, based upon projected 2012 operating results and required capital improvements in the properties, a further evaluation of the potential impairment of our investment would be appropriate. We recently entered into an agreement with Marc Realty concerning divestiture of certain of the assets. As a result, we have determined that impairment charges totaling $15,764,000 are to be recorded in the fourth quarter of 2011.

Of the properties in which we held an equity interest at December 31, 2011, two downtown Chicago properties contain approximately 389,000 rentable square feet of the aggregate Marc Realty portfolio and accounted for $17,728,000 of our December 31, 2011 carrying value. These two properties had a combined occupancy of 79.1% at December 31, 2011, compared to a combined occupancy of 77.1% at December 31, 2010.

The balance of the portfolio, located in the Chicago suburbs represents $9,417,000 of our December 31, 2011 carrying value, contains approximately 1,018,000 square feet and was 78.2% occupied at December 31, 2011 compared to 80.9% occupied at December 31, 2010.

At December 31, 2011, the Marc Realty properties are encumbered with $59,159,000 of mortgage debt, with $9,789,000 of mortgage debt maturing in 2012, $11,292,000 maturing in 2013 and the remainder in 2014 or later.

REIT Securities

During the first nine months of 2011, we sold a significant portion of our REIT preferred shares. However, during the fourth quarter of 2011 in light of recent declines in market pricing of REIT securities we began investing again in REIT common shares, particularly in Cedar Realty Trust Inc. of which we own 5,196,000 shares which we acquired for $18,752,000 and had a fair market value of $22,395,000 at December 31, 2011.

During the year ended December 31, 2011 we invested $19,321,000 in REIT securities. We sold REIT securities with a cost basis of $14,890,000 and received cash proceeds of $26,408,000. As of December 31, 2011 our portfolio of REIT securities had a fair value of $28,856,000 compared to an original acquisition cost basis of $23,559,000.

Liquidity and Capital Resources

At December 31, 2011, we held $40,952,000 in unrestricted cash and cash equivalents and $28,856,000 in REIT securities. In addition, as of December 31, 2011 we had, subject to covenant compliance, $10,000,000 available to draw on our $50,000,000 revolving line of credit.

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

Public Offerings

On April 6, 2011, we closed a public offering of 5,750,000 Common Shares at a price of $11.25 per share before underwriter’s discount and received net proceeds of approximately $61,386,000.

On November 28, 2011, we executed an underwritten public offering of 1,600,000 shares of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value of $1.00 per share. The shares were issued at a price of $25.00 per share before underwriter’s discount and we received net proceeds of approximately $38,378,000.

Debt Maturities

At December 31, 2011, our balance sheet contains mortgage debt payable of $230,940,000. We have $8,900,000 of mortgage debt maturing in 2012, $15,682,000 maturing in 2013 and $21,000,000 maturing in 2014 with the remainder maturing in 2015 or later. We have a $50,000,000 revolving line of credit which matures in March 2014 with an option to extend to March 2015. With respect to our debt maturing in 2012, we are currently in negotiation with the lender for a three year extension to April 2015. On December 31, 2011, we had $40,000,000 of borrowing outstanding on the line. We continually evaluate our debt maturities and except as noted above on our Sealy equity investments, based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Net Operating Loss Carry Forwards

At December 31, 2010, we had a net operating loss carry forward of approximately $24,040,000 which expires in 2023. We anticipate utilizing $23,108,000 of the net operating loss carry forward in 2011. The utilization of a majority of our net operating loss carry forward will limit our ability to shelter taxable income in the future which may require us to distribute funds and reduce cash available for reinvestment on a going forward basis. We also have capital loss carry forwards of $45,508,000 which expire from 2014 through 2015.

Cash Flows

Our liquidity based upon cash and cash equivalents decreased by approximately $4,305,000 from $45,257,000 at December 31, 2010 to $40,952,000 at December 31, 2011.

Our cash flow activities for the year ended December 31, 2011 are summarized as follows (in thousands):

September 30,
Net cash flow provided by operating activities	$39,687
Net cash flow used in investing activities	(105,350)
Net cash flow provided by financing activities	61,358

Decrease in cash and cash equivalents	$(4,305)

Operating Activities

For the year ended December 31, 2011, our operating activities generated consolidated net income of $11,747,000 and positive cash flow of $39,687,000. Our cash provided by operations reflects our net income adjusted by: (i) an increase for non-cash items of $2,641,000 representing primarily current period loan discount accretion and unrealized gains on loan securities offset by adding back depreciation and amortization expenses and $7,600,000 for impairment charges; (ii) an increase of $13,290,000 for discount accretion received in cash; (iii) an increase for $13,267,000 of distributions from non-consolidated interests; and (iv) a net decrease due to changes in other operating assets and liabilities of $1,258,000. See our discussion of Results of Operations below for additional details on our operations.

Investing Activities

Cash flow used in investing activities for the year ended December 31, 2011 was approximately $105,350,000 as compared to cash flows used in investing activities of approximately $112,650,000 for the comparable period in 2010. The change from 2010 of approximately $7,300,000 resulted primarily from repayments of loans receivable, return of capital distributions from our equity investments, increased investment in equity investments, decreased proceeds from the sale of REIT securities carried at fair value, proceeds from payoff of loan securities and increased investment in REIT security acquisitions.

Net cash used in investing activities of $105,350,000 for the year ended December 31, 2011 was comprised primarily of the following:

•	$72,354,000 for investment in our WRT-Socal Lender joint venture;

•	$31,335,000 for investment in our Vintage Housing property joint venture;

•	$23,000,000 for origination of two new loans receivable (Hotel Wales and Renaissance Walk);

•	$20,641,000 for a new loan to our Sealy Northwest Atlanta joint venture (of which $15,991,000 was repaid and the balance converted to a capital contribution);

•	$19,321,000 for the acquisition of REIT securities;

•	$18,093,000 for investment in our Lakeside Eagle loan joint venture;

•	$17,525,000 for the acquisition of the Magazine loan receivable;

•	$9,751,000 for investment in capital and tenant improvements at our operating properties;

•	$10,150,000 for the deposit associated with investment in our Sullivan joint venture;

•	$8,810,000 for investment in our other new joint ventures;

•	$8,086,000 for investment in 450 W 14th St.;

•	$8,037,000 for investment in our Gotham loan joint venture;

•	$4,453,000 for additional loan advances under existing facilities;

•	$2,440,000 for investment in our Marc Realty equity investments; and

•	$1,500,000 for preferred equity investment in Vintage Housing.

These uses of cash flow were offset primarily by:

•	$31,890,000 in return of capital distributions including full returns of our investments in Lakeside Eagle, Gotham, and LW-SOFI;

•	$26,408,000 in proceeds from the sale of REIT securities carried at fair value;

•	$23,034,000 in proceeds from the repayment of our Moffet Towers loan receivable;

•	$15,991,000 in proceeds from the repayment of our Sealy Northwest Atlanta loan;

•	$8,748,000 in proceeds from maturing loan securities;

•	$8,544,000 in proceeds from the repayment on our Marc Realty loans;

•	$6,500,000 in proceeds from the repayment of our Metropolitan Tower loan receivable;

•	$6,000,000 in proceeds from the sale of three of our Marc Realty investments;

•	$5,250,000 in proceeds from the repayment of our Beverly Hilton loan;

•	$4,160,000 in repayments from Concord on our compliance loan receivable;

•	$3,646,000 in proceeds from the repayment of our Westwood loan receivable;

•	$2,460,000 in proceeds from the repayment of our Siete Square loan receivable; and

•	$3,629,000 in proceeds from the sale of two properties.

Financing Activities

Cash flow provided by financing activities for the year ended December 31, 2011 was approximately $61,358,000 as compared to cash flow provided by financing activities of approximately $71,802,000 for the comparable period in 2010. This change of approximately $10,444,000 resulted primarily from repayments on our revolving line of credit, principal payments on our mortgage loans payable, proceeds from new from new mortgage loans payable and secured financings, the issuance of Preferred Shares and the redemption of Preferred Shares and dividends paid.

Net cash provided by financing activities of $61,358,000 for the year ended December 31, 2011 was comprised primarily of the following:

•	$67,324,000 drawn down on our revolving line of credit;

•	$61,386,000 of net proceeds from the issuance in April 2011 of 5,750,000 Common Shares;

•	$38,378,000 of net proceeds from the issuance in November 2011 of 1,600,000 Series D Preferred Shares;

•	$21,000,000 in proceeds from the financing of our Lisle, Illinois and Meriden, Connecticut properties;

•	$15,150,000 in proceeds from the issuance of the senior participation in the San Marbeya loan;

•	$14,000,000 in proceeds from the issuance of the senior participation in the Hotel Wales loan; and

•	$11,000,000 in proceeds from the financing of our Plantation, Florida property.

These sources of cash flow were offset primarily by:

•

$72,574,000 for mortgage loan repayments which, in addition to scheduled debt amortization, included $8,764,000 for the satisfaction of loans payable on our Andover, Massachusetts and Burlington, Vermont properties which matured in March 2011, $23,875,000 for the satisfaction of our loan payable which was scheduled to mature in February 2014, $19,002,000 for the satisfaction of our loan payable which was scheduled to mature in June 2011 and $15,391,000 for the satisfaction of our loan payable which was scheduled to mature in June 2016;

•	$52,774,000 for payments on our revolving line of credit;

•	$24,621,000 for the repurchase of our Series B-1 Preferred Shares and our Series C Preferred Shares; and

•	$19,496,000 for dividend payments on our Common Shares.

Future Cash Commitments

Future Funding Requirements

In addition to our initial purchase price of certain loans and operating properties, we have future funding requirements which total approximately $14,461,000 at December 31, 2011.

Common and Preferred Share Dividends

In paying dividends we seek to have our quarterly dividends track cash flow from operations. As a result of our emphasis on total return, while we seek to achieve a stable, predictable dividend for our shareholders, we do not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return. While we intend to continue paying dividends each quarter, the amount of our dividend will depend on the actual cash flow, financial condition, capital requirements, utilization of available capital losses and net operating loss carry forwards, dividend requirements for REITs under the Internal Revenue Code, and such other factors as our Board of Trustees deem relevant. Subject to the foregoing, we expect to continue distributing our current cash flow from operations after reserving normal and customary amounts thereby allowing us to maintain adequate capital reserves. In addition, when deemed prudent or necessitated by applicable dividend requirements for REITs under the Internal Revenue Code, we may make one or more special dividends during any particular year. However, during a favorable investing environment, we expect that we will utilize our carry forward capital losses to shelter gains from the disposition of our assets so we may use the proceeds for investment. We expect to continue applying these standards with respect to our dividends on a quarterly basis which may cause the dividends to increase or decrease depending on these various factors.

During 2011 we paid a regular quarterly dividend of $0.1625 per Common Share. We paid regular quarterly dividends of $0.40625 per Series B-1 Preferred Share and Series C Preferred Share for the first three quarters of 2011. The fourth quarter dividend on our Series B-1 Preferred Shares and Series C Preferred Shares was pro-rated as a result of the full repurchase of these shares on November 18, 2011. On December 30, 2011 we paid a pro-rated dividend of $0.212 per share on our Series D Preferred Shares which were issued on November 28, 2011.

Contractual Obligations

The following table summarizes our payment obligations under contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Mortgage loans payable (principal and interest) (1)	$279,358	$26,722	$69,882	$130,134	$52,680
Revolving line of credit (principal and interest) (1)	42,856	1,318	41,538	—	—
Ground lease obligations	118,044	1,228	2,686	3,055	111,075
Advisors’ fee (2)	8,273	8,273	—	—	—

	$448,531	$37,541	$114,106	$133,189	$163,755

(1)	Does not reflect financing activity subsequent to December 31, 2011.

(2)

Advisor’s fee based upon the terms of the Advisory Agreement, effective January 1, 2012, with no effect given to any equity that may be issued after December 31, 2011. No amounts have been included for subsequent renewal periods of the Advisory Agreement.

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

Comparability of Financial Data from Period to Period

The comparability of financial data from period to period is affected by several items including (i) the timing of our property acquisitions and leasing activities; (ii) the purchases and sales of assets and investments; (iii) when material other-than-temporary impairment charges on assets in our portfolio are taken; and (iv) the reclassification of assets. In this regard, the comparability of financial results for the years presented were impacted by other-than-temporary impairment charges on our equity investments recognized in 2011, property impairments recognized in 2011, the addition of four operating properties (one direct acquisition and three loan foreclosures) in 2010, the acquisition of several loan assets in 2011 and 2010, the divestiture of several REIT securities in 2010 and 2011, the write-down of our investment in Lex-Win Concord to zero during the second quarter of 2009 and the reclassification of certain Marc Realty assets from an aggregated preferred equity investment to 12 individual common equity investments as of July 1, 2009.

Results of Operations

Our results of operations are discussed below by segment:

•	Operating Properties – our wholly and partially owned operating properties and from July 1, 2009 our Marc Realty equity investments;

•	Loan Assets – our loans receivable, loan securities carried at fair value, and equity investments in loan assets;

•	REIT Securities – our ownership of equity and debt securities in other real estate investment trusts; and

•	Corporate – non-segment specific results which include interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our assets by segment at year end (in thousands):

	September 30,	September 30,
	2011	2010

Operating properties	$442,209	$385,872
Loan assets	217,174	134,269
REIT securities	28,856	33,032
Corporate
Cash and cash equivalents	40,952	45,257
Restricted cash	3,914	8,593
Accounts receivable and prepaids	504	538
Deferred financing costs	318	292
Discontinued Operations	6	2,275

Total Assets	$733,933	$610,128

The increase in operating property assets was due primarily to the consolidation of the 450 West 14th Street property and our investment in the Vintage Housing portfolio. These additions were partially offset by $21,058,000 of other-than-temporary impairment charges on our Sealy and Marc Realty equity method investments, $7,600,000 of impairment charges on our wholly owned properties and the reclassification of our St. Louis, Missouri property to discontinued operations.

The increase in loan assets was due primarily to the acquisition of new loan assets for an aggregate investment of $183,263,000, which was partially offset by repayments totaling $102,179,000.

The decrease in REIT securities assets was primarily the result of our divestiture of these assets during the first three quarters of 2011. We received proceeds of $26,408,000 from the sale of securities in 2011. During the fourth quarter of 2011 we began investing again in REIT common shares, primarily Cedar Realty Trust Inc., and invested a total of $19,321,000 during 2011.

The following table summarizes our results from continuing operations by segment for each of the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Operating properties (1)	$(14,785)	$2,479	$(8,506)
Loan assets (1)	35,295	19,218	(99,830)
REIT securities	3,895	8,273	27,002
Corporate expenses	(13,086)	(10,703)	(3,022)

Consolidated income (loss) from continuing operations	$11,319	$19,267	$(84,356)

(1)

As of July 1, 2009, in conjunction with the restructuring of our preferred equity investment in Marc Realty, our investments in the Marc Realty portfolio which were previously included in the loan assets business segment are now classified as equity investments and are included in the operating properties segment.

Comparison 2011 to 2010

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010

Rents and reimbursements	$44,636	$38,059
Operating expenses	(15,321)	(8,665)
Real estate taxes	(4,546)	(2,532)
Equity in income (loss) of Marc Realty investments	(982)	1,776
Equity in income (loss) of Sealy Northwest Atlanta	4,308	(710)
Equity in loss of Sealy Airpark Nashville	(1,034)	(1,107)
Equity in loss of Sealy Newmarket	(2,936)	(1,193)
Equity in income of Vintage Housing	113	—

Operating income	24,238	25,628

Depreciation and amortization expense	(13,539)	(9,956)
Interest expense	(13,077)	(13,193)
Impairment loss on investments in real estate	(7,600)	—
Impairment loss on Marc Realty equity investment	(15,764)	—
Gain on consolidation of property	818	—
Settlement income	5,868	—
Impairment loss on Sealy equity investments	(5,294)	—
Gain on extinguishment of debt	9,358	—
Gain on sale of equity investments	207	—

Operating properties net income (loss)	$(14,785)	$2,479

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization and interest expense and other non-recurring non-operating items and our share of income or loss from equity investments, decreased by $1,390,000 compared to the prior year period.

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010
Rents and reimbursements
Same store properties	$36,515	$37,228
New store properties	8,121	831

	44,636	38,059

Operating expenses
Same store properties	12,079	8,119
New store properties	3,242	546

	15,321	8,665

Real estate taxes
Same store properties	3,292	2,024
New store properties	1,254	508

	4,546	2,532

Consolidated operating properties operating income
Same store properties	21,144	27,085
New store properties	3,625	(223)

	$24,769	$26,862

The decrease in operating income for our same store properties was primarily the result of operating expenses and real estate taxes at our Churchill, Pennsylvania property and a decline in rents and reimbursements at our Lisle, Illinois properties. The decline in same store results was partially offset by positive results from our new store properties.

•

Rental revenues increased by $6,577,000 due to new store revenues of $8,121,000, while same store revenues declined by $713,000. The decrease in same store revenue was the result of declines at our Churchill, Pennsylvania property and our Lisle, Illinois property which were partially offset by increased revenue at our Andover, Massachusetts property and our One East Erie Chicago, Illinois property;

•

Operating expenses increased by $6,656,000 due to increased expenses at our same store properties of $3,960,000 and at our new store properties of $2,696,000. The increase in the same store operating expenses relates primarily to operating expenses of $4,607,000 (including $1,423,000 of costs associated with pursuing the settlement) at our Churchill, Pennsylvania property which in prior years was paid by the tenant under a net lease; and

•

Real estate tax expense increased by $2,014,000 due to increased expenses at our new store properties of $746,000 and increases at our same store properties of $1,268,000. The increase in the same store real estate tax expense was primarily due to real estate taxes of $836,000 at our Churchill, Pennsylvania property and increased real estate taxes at the Lisle, Illinois, River City Chicago, Illinois, and One East Erie Chicago, Illinois properties as a result of tax abatements recorded in 2010.

Depreciation and amortization expense increased by $3,583,000 in 2011 primarily as a result of our four property acquisitions in 2010. Interest expenses related to our operating properties remained relatively consistent but were affected by an increase of $901,000 in interest expense on our Connecticut multi-family property acquired in the fourth quarter of 2010 and $627,000 of interest expense on our Plantation, Florida property which was financed in March 2011. These increases were partially offset by reductions at our Lisle, Illinois; Andover, Massachusetts; and Burlington, Vermont properties as a result of our satisfying the loans.

During 2011 we recognized impairment charges of $4,600,000 on our Churchill, Pennsylvania property and $3,000,000 on one of our Lisle, Illinois properties. In addition, we recognized income of $5,868,000 in connection with the settlement of the litigation at our Churchill, Pennsylvania property. We also recognized $8,514,000 of gain on extinguishment of debt in connection with the early satisfaction of the debt on our Lisle, Illinois properties and $844,000 of gain in connection with the satisfaction of the debt at our Connecticut multi-family property. As a result of a change in control at our 450 W 14th Street property effective November 1, 2011 we now consolidate this property and we recognized a gain on consolidation of $818,000.

Non-Consolidated Operating Properties: Equity Investments

Net operating loss from equity investments was $531,000 for the year ended December 31, 2011 compared to a net loss of $1,234,000 for the year ended December 31, 2010.

•

Operating income from our Sealy Northwest Atlanta investment increased by $5,018,000 due primarily to the discounted payoff of the first mortgage loan in June 2011. The discounted payoff resulted in an allocation of cancellation of debt income to us of approximately $5,502,000.

•

Operating loss from our Sealy Newmarket investment increased by $1,743,000 due primarily to $1,275,000 of additional interest expense allocated to us in 2011 as a result of the first mortgage loan being in default while it is in special servicing. Rental revenues were also lower at this property during the current periods as a result of the loss of a significant tenant in April 2011.

•	Operating income from our Marc Realty investments decreased by $2,758,000 primarily as a result of the sale of three investments on June 1, 2011. We recognized a gain of $207,000 on these sales.

•	Operating income from our Vintage portfolio which closed June 24, 2011 was $113,000 for 2011. We received cash distributions of $1,561,000 from this investment in 2011.

We recognized other-than-temporary impairment charges of $15,764,000 on our Marc Realty equity investments in the fourth quarter of 2011 as a result of continued decline in operations particularly in the suburban Chicago, Illinois assets, together with increased capital needs both of which have resulted in an effort by us to divest of certain of these investments. We recognized $5,294,000 of other-than-temporary impairment charges on our Sealy investments due primarily to overleverage concerns as well as continued market declines on these properties.

Loan Assets

The following table summarizes our results from our loan assets segment for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010

Interest	$11,073	$5,691
Discount accretion	13,401	8,782
Equity in earnings of preferred equity investment in Marc Realty	338	338
Earnings of Concord Debt Holdings	3,216	—
Earnings of CDH CDO	480	—
Earnings of Lex-Win Concord	258	—
Equity in earnings of ROIC-Riverside	936	473
Equity in loss of PSW NYC	—	(1,246)
Realized gain on loan securities carried at fair value	—	469
Unrealized gain on loan securities carried at fair value	2,738	5,011
Equity in earnings of ROIC Lakeside Eagle	664	—
Equity in earnings of 46th Street Gotham	621	—
Equity in earnings of Sofitel	2,177	—
Equity in earnings of RE CDO Management	46	—
Equity in earnings of SoCal Office Loan Portfolio	272	—

Operating income	36,220	19,518
Interest expense	(850)	—
General and administrative expense	(75)	(300)

Loan assets net income	$35,295	$19,218

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative expense, increased by $16,702,000 from $19,518,000 in 2010 to $36,220,000 in 2011. The increase was due primarily to:

•	a $5,382,000 increase in interest income due primarily to the acquisition of new loans throughout 2010 and 2011;

•

a $4,619,000 increase in discount accretion due primarily to the recognition of $1,261,000 on our Magazine loan acquired in 2011, and increases on our 160 Spear loan and Metropolitan Tower loan of $2,489,000 and $1,036,000;

•	a $4,213,000 increase in equity in earnings recognized in 2011 on our loan assets held in joint ventures acquired subsequent to June 30, 2010; and

•	$3,954,000 in earnings from our Concord investment platform as a result of cash distributions received in 2011.

These increases were partially offset by a $2,273,000 decrease in unrealized gain on loan securities in 2011 as compared to the same period in 2010.

Interest expense represents interest on the $15,150,000 senior participation held by a third party on our San Marbeya loan receivable and on the $14,000,000 senior participation held by a third party on our Hotel Wales loan. Both of the senior participations are treated as secured financings for financial statement purposes.

REIT Securities

The following table summarizes our results from our REIT securities segment for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010

Dividends	$984	$2,655
Gain on sale of securities carried at fair value	123	558
Unrealized gain on securities carried at fair value	2,788	5,060

Operating income	3,895	8,273

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, decreased by $4,378,000 over the prior year period. The decrease was due primarily to:

•	a $2,272,000 decrease in unrealized gain on securities carried at fair value;

•	a $1,671,000 decrease in dividend income primarily as the result of the sale of various securities; and

•	a $435,000 decrease in realized gain on the sale of securities carried at fair value.

Corporate

The following table summarizes our results from our corporate business segment for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010

Interest and other income	$1,179	$139
General and administrative	(11,692)	(8,526)
Interest expense	(2,094)	(2,182)
Loss on redemption of Series B-1 Preferred Shares	(100)	—
State and local taxes	(379)	(134)

Operating loss	$(13,086)	$(10,703)

The increase in operating loss from corporate operations for the comparable periods was due primarily to a $3,166,000 increase in general and administrative expense due primarily to an increase in the base management fee paid to our advisor of $2,594,000, an increase of $372,000 in transaction costs and an increase of $268,000 in professional fees which was partially offset by a $1,040,000 increase in corporate interest and other income which is primarily a forfeited deposit.

Comparison 2010 to 2009

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the years ended December 31, 2010 and 2009. Certain balances have been reclassified as a result of discontinued operations (in thousands):

	September 30,	September 30,
	2010	2009

Rents and reimbursements	$38,059	$39,803
Operating expenses	(8,665)	(7,041)
Real estate taxes	(2,532)	(2,542)
Equity in income of Marc Realty investments	1,776	281
Equity in loss of Sealy Northwest Atlanta	(710)	(457)
Equity in loss of Sealy Airpark Nashville	(1,107)	(1,056)
Equity in loss of Sealy Newmarket	(1,193)	(691)

Operating income	25,628	28,297

Depreciation and amortization expense	(9,956)	(10,529)
Interest expense	(13,193)	(13,774)
Impairment loss on investments in real estate	—	(10,000)
Impairment loss on Marc Realty equity investment	—	(2,500)

Operating properties net income (loss)	$2,479	$(8,506)

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization and interest expense and other non-recurring non-operating items and our share of income or loss from our equity investments, decreased by $2,669,000 compared to the prior year period. The decrease was due primarily to:

•

a $1,624,000 increase in operating expenses due primarily to increased cost of $491,000 at our River City property, a $205,000 increase in costs at our Andover, Massachusetts property as a result of the lease in 2010 being a gross lease as compared to a net lease in 2009, a $956,000 increase in legal and professional fees related to tenant disputes primarily in connection with the Churchill tenant litigation and $546,000 of operating expenses at our four 2010 property acquisitions;

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

Partially offset by:

•

an increase of $1,495,000 in income from our 12 Marc Realty equity investments. We received cash distributions of $4,147,000 from the Marc Realty equity investments during the year ended December 31, 2010;

•	rents and reimbursements of $831,000 from our four 2010 property acquisitions; and

•	an increase of $252,000 in rents and reimbursements at our Jacksonville, Florida property as a result of the property being 100% occupied for the full year in 2010.

Depreciation and amortization expense decreased by $573,000 primarily as a result of values assigned to leases in place at the time of acquisition being fully amortized during 2009. Interest expenses related to our operating properties decreased by $581,000 primarily as a result of normal amortization of the mortgage loans payable.

Loan Assets

The following table summarizes our results from our loan assets segment for the years ended December 31, 2010 and 2009 (in thousands):

	September 30,	September 30,
	2010	2009

Interest	$5,691	$2,420
Discount accretion	8,782	1,022
Equity in earnings of preferred equity investment of Marc Realty	338	78
Equity in loss of Lex-Win Concord	—	(66,904)
Unrealized gain on loan securities carried at fair value	5,011	—
Gain on loan securities carried at fair value	469	—
Equity in loss of PSW NYC	(1,246)	—
Equity in earnings of ROIC Riverside	473	—

Operating loss	19,518	(63,384)

General and administrative expense	(300)	(235)
Impairment loss on preferred equity investments	—	(2,186)
Impairment loss on Lex-Win Concord	—	(31,670)
Impairment loss on available for sale loan	—	(203)
Provision for loss on loan receivable	—	(2,152)

Loan assets net income (loss)	$19,218	$(99,830)

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative expense, increased by $82,902,000 from a loss of $63,384,000 in 2009 to income of $19,518,000 in 2010 primarily due to the $66,904,000 equity in loss of Lex-Win Concord recognized in 2009. Excluding the equity loss in Lex-Win Concord, operating income from loan assets increased by $15,998,000 for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was due primarily to:

•	a $5,011,000 unrealized gain on loan securities carried at fair value recognized in 2010 and a $469,000 realized gain on loan securities which were paid off at par at maturity in December 2010; and

•

a $11,031,000 increase in interest income due primarily to $11,713,000 recognized on loan assets acquired since June 2009 which was partially offset by a reduction of $661,000 of interest on our tenant improvement and capital expenditure loans related to the Marc Realty investments which are now reported in the operating properties segment as of July 1, 2009.

Partially offset by:

•	a $1,246,000 loss recognized on our 2010 investment in our PSW NYC venture.

REIT Securities

The following table summarizes our results from our REIT securities segment for the years ended December 31, 2010 and 2009 (in thousands):

	September 30,	September 30,
	2010	2009

Dividends	$2,655	$3,894
Gain on sale of securities carried at fair value	558	5,416
Unrealized gain on securities carried at fair value	5,060	17,862
Equity in loss of Lex-Win Acquisition, LLC	—	(95)

Operating income	8,273	27,077

Interest expense	—	(75)

REIT securities net income	$8,273	$27,002

Operating income from REIT securities decreased by $18,804,000 over the prior year period. The decrease was due primarily to:

•	a $12,802,000 decrease in unrealized gain on securities carried at fair value recognized

•	a $4,858,000 decrease in realized gain the on sale of securities carried at fair value; and

•	a $1,239,000 decrease in interest and dividend income primarily as the result of the sale of various securities.

Corporate

The following table summarizes our results from our corporate business segment for the years ended December 31, 2010 and 2009 (in thousands):

	September 30,	September 30,
	2010	2009

Interest income	$139	$172
General and administrative	(8,526)	(7,068)
Interest expense	(2,182)	(2,815)
Gain on redemption of Series B-1 Preferred Shares	—	5,681
Gain on conversion of Series B-1 Preferred Shares	—	1,165
State and local taxes	(134)	(157)

Operating loss	$(10,703)	$(3,022)

The decrease in the operating loss from corporate operations for the comparable periods was due primarily to:

•	a $5,681,000 gain on extinguishment of debt recognized in 2009 resulting from our 2009 purchase of 1,017,105 Series B-1 Preferred Shares at a discount to their liquidation value;

•	a $1,165,000 gain on extinguishment of debt recognized in 2009 resulting from the conversion of 544,000 Series B-1 Preferred Shares to Series C Preferred Shares; and

•

A $1,458,000 increase in general and administrative expense due primarily to an increase in the base management fee paid to our advisor of $2,118,000 partially offset by a reduction in professional fees of $642,000.

    Partially offset by:

•

a $633,000 decrease in corporate interest expense due primarily to lower aggregate payments in 2010 of $897,000 on our Series B-1 Preferred Shares as a result of fewer Series B-1 Preferred Shares outstanding during 2010 offset by an increase in interest expense of $264,000 related to our KeyBank line of credit.

Discontinued Operations

Our properties in Athens, Georgia; Lafayette, Louisiana; St. Louis, Missouri; Knoxville, Tennessee; and Sherman, Texas are classified as discontinued operations.

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

The Lafayette, Louisiana and Sherman, Texas locations were classified as discontinued operations as of September 30, 2010. During the quarter ended September 30, 2010, management determined that the potential market rents were not sufficient to cover prospective ground lease payments plus the costs to convert these properties to multi-tenant facilities. Therefore we decided to permit the ownership of the Sherman, Texas and Lafayette, Louisiana properties to revert back to the land owners as of November 1, 2010. We recorded a $704,000 impairment charge related to these investments which is included in discontinued operations for the year ended December 31, 2010.

The Knoxville, Tennessee location has also been classified as discontinued operations since September 30, 2010. During the quarter ended September 30, 2010, management determined that after having exercised its purchase option under its ground lease and acquiring the land in October 2010 the best course of action was to pursue a sale of the real estate. As a result, we recorded a $626,000 impairment charge which is included in discontinued operations for the year ended December 31, 2010. In August 2011, we sold our Knoxville, Tennessee property for net proceeds of $2,151,000.

With respect to Kroger’s purchase of the Athens, Georgia property, in accordance with a three party agreement between us, Kroger and the land owner, an appraisal process was conducted to determine the fair market value of the property. As a result of the finalization of the appraisal process, we recorded an impairment charge of $1,390,000 during the year ended December 31, 2010.

In January 2011 the St. Louis, Missouri property was reclassified into discontinued operations. In February 2011 we entered into an agreement to sell this property. In December 2011, we sold our St. Louis, Missouri property for net proceeds of $1,485,000.

In August 2009 the First District Court of Wyandotte County, Kansas, appointed a receiver to operate and manage our apartment complex in Kansas City, Kansas commonly referred to as Creekwood Apartments. In October 2009 a notice of foreclosure was issued on behalf of the first mortgage holder. The property was foreclosed in December 2009.

Funds From Operations

We have adopted the revised definition of Funds from Operations (“FFO”), adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Management considers FFO to be an appropriate measure of performance of a REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures. Management believes that in order to facilitate a clear understanding of our historical operating results, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

Our calculation of FFO may not be directly comparable to FFO reported by other REITs or similar real estate companies that have not adopted the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO is not a GAAP financial measure and should not be considered as an alternative to net income (loss), the most directly comparable financial measure of our performance calculated and presented in accordance with GAAP, as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to pay dividends. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

Based on the October 31, 2011 and Januay 6, 2012 updated guidance on reporting FFO, we have excluded impairment losses on depreciable real estate as well as other-than-temporary impairment on equity method joint ventures in the calculations of FFO and have restated prior period calculations to be consistent with this presentation. The other-than-temporary impairments have been excluded as they relate to decreases in the fair value of depreciable real estate held by the investee.

The following presents a reconciliation of net income to funds from operations for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	September 30,	September 30,
	2011	2010
Basic
Net income attributable to Winthrop Realty Trust	$10,933	$16,477
Real estate depreciation	8,646	6,399
Amortization of capitalized leasing costs	4,895	3,712
Gain on sale of real estate	(392)	—
Gain on sale of equity investments	(207)	—
Gain on property consolidation	(818)	—
Real estate depreciation and amortization of unconsolidated interests	11,466	8,959
Impairment loss on investments in real estate	7,600	2,720
Impairment loss on equity investments	21,058	—
Less: Non-controlling interest share of depreciation and amortization	(3,483)	(3,172)

Funds from operations	59,698	35,095
Preferred dividend of Series C Preferred Shares	(585)	(288)
Preferred dividend of Series D Preferred Shares	(339)	—
Allocation of earnings to Series B-1 Preferred Shares	(325)	(63)
Allocation of earnings to Series C Preferred Shares	(213)	(241)

FFO applicable to Common Shares—Basic	$58,236	$34,503

Weighted-average Common Shares	31,428	22,566

FFO Per Common Share—Basic	$1.85	$1.53

Diluted
Funds from operations	$59,698	$35,095
Preferred dividend of Series C Preferred Shares	(585)	—
Preferred dividend of Series D Preferred Shares	(339)	—
Allocation of earnings to Series B-1 Preferred Shares	(325)	(63)
Allocation of earnings to Series C Preferred Shares	(213)	—

FFO applicable to Common Shares	$58,236	$35,032

Weighted-average Common Shares	31,428	22,566
Stock options	—	2
Convertible Series C Preferred Shares	—	388

Diluted weighted-average Common Shares	31,428	22,956

FFO Per Common Share—Diluted	$1.85	$1.53

Off-Balance Sheet Investments

We have four off-balance sheet investments in operating properties totaling $70,180,000 and five off-balance sheet investments in loan assets totaling $91,962,000 at December 31, 2011. Our exposure to loss is limited to our investment balance. See Item 8 – Financial Statements, Note 8 for additional information on these investments.

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

Variable Interest Entities

Consolidated Variable Interest Entities

The Trust has identified two consolidated variable interest entities, Deer Valley, Arizona and the Andover net lease property. Consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The third parties’ interests in these consolidated entities are reflected as non-controlling interest in the accompanying consolidated financial statements.

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments—The Trust has reviewed its various equity method and preferred equity investments and identified 15 variable interests for which the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. These unconsolidated joint ventures are those where we are not the primary beneficiary of a VIE.

Vintage Housing Holdings LLC Equity Investment—The Trust has concluded that its equity method investment in its Vintage Housing joint venture is a variable interest in a VIE. This assessment is primarily based on the fact that the voting rights of the members are not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. While the Trust maintains certain protective rights under the terms of the agreements governing Vintage Housing, the power to direct the activities that most significantly impact the economics of the investment is vested in the Trust’s joint venture partner and managing member.

Loans Receivable and Loan Securities—The Trust has reviewed its loans receivable and loan securities and certain of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support.

Certain loans receivable and loan securities which have been determined to be VIEs are performing assets, meeting their debt service requirements, and the borrowers hold title to the collateral. In these cases the borrower holds legal title to the real estate collateral and has the power to direct the activities that most significantly impact the economic performance of the VIE, including management and leasing activities. In the event of default under these loans the Trust only has protective rights and has the risk to absorb losses only to the extent of its loan investment. The borrower has been determined to be the primary beneficiary for these performing assets.

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

Recently Issued Accounting Standards

See “ITEM 8. Financial Statements and Supplementary Data—Note 2.”

ITEM 7A—QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents information about the Trust’s derivative financial instruments at December 31, 2011 ($ in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap in Other Comprehensive income

Cap	Oct-14	1.00%	$21,000	$174	$85

The fair value of our debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $12,604,000 and $22,042,000 at December 31, 2011 and 2010 respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Change in LIBOR(2)
	-0.30%	1%	2%	3%

Change in consolidated interest expense	$(180)	$402	$654	$1,054

Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(33)	90	137	270

(Increase) decrease in net income	$(213)	$492	$791	$1,324

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty equity investment. The amount does not reflect our equity investment in Concord which has been written down to zero.

(2)	The one month LIBOR rate at December 31, 2011 was 0.2953%.

The Trust’s equity investment, Vintage holds floating rate debt of approximately $139,366,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). Based on our effective 75% ownership in Vintage, the annual effect of a change in the SIFMA rate of 1%, 2%, and 3% would increase our pro rata share of interest expense by approximately $1,045,000, $2,090,000, and $3,136,000, respectively.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, as of December 31, 2011 our variable rate loans receivable and loan securities with a face value aggregating $50,494,000 partially mitigate our exposure to change in interest rates.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Winthrop Realty Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Winthrop Realty Trust and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under ITEM 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, the financial statement schedules for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 15, 2012

WINTHROP REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Investments in real estate, at cost
Land	$36,495	$37,142
Buildings and improvements	327,337	271,357

	363,832	308,499
Less: accumulated depreciation	(44,556)	(36,232)

Investments in real estate, net	319,276	272,267

Cash and cash equivalents	40,952	45,257
Restricted cash held in escrows	3,914	8,593
Loans receivable, net	114,333	110,395
Accounts receivable, net of allowances of $639 and $262, respectively	16,140	12,402
Securities carried at fair value	28,856	33,032
Loan securities carried at fair value	5,309	11,981
Preferred equity investment	5,520	4,010
Equity investments	162,142	81,937
Lease intangibles, net	36,305	26,821
Deferred financing costs, net	1,180	1,158
Assets held for sale	6	2,275

TOTAL ASSETS	$733,933	$610,128

LIABILITIES
Mortgage loans payable	$230,940	$230,443
Series B-1 Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference; 852,000 shares authorized and outstanding at December 31, 2010	—	21,300
Non-recourse secured financings	29,150	—
Revolving line of credit	40,000	25,450
Accounts payable and accrued liabilities	16,174	12,557
Dividends payable	5,369	4,431
Deferred income	502	150
Below market lease intangibles, net	2,962	2,696
Liabilities of held for sale assets	—	33

TOTAL LIABILITIES	325,097	297,060

COMMITMENTS AND CONTINGENCIES

NON-CONTROLLING REDEEMABLE PREFERRED INTEREST
Series C Cumulative Convertible Redeemable Preferred Shares, $25 per share liquidation preference,144,000 shares authorized and outstanding at December 31, 2010	—	3,221

Total non-controlling redeemable preferred interest	—	3,221

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 1,840,000 shares authorized and 1,600,000 shares outstanding at December 31, 2011	40,000	—
Common Shares, $1 par, unlimited shares authorized; 33,041,034 and 27,030,186 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	33,041	27,030
Additional paid-in capital	626,099	569,586
Accumulated distributions in excess of net income	(311,246)	(300,782)
Accumulated other comprehensive loss	(92)	(63)

Total Winthrop Realty Trust Shareholders’ Equity	387,802	295,771
Non-controlling interests	21,034	14,076

Total Equity	408,836	309,847

TOTAL LIABILITIES AND EQUITY	$733,933	$610,128

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Revenue
Rents and reimbursements	$44,636	$38,059	$39,803
Interest, dividends and discount accretion	25,458	17,128	7,336

	70,094	55,187	47,139

Expenses
Property operating	15,321	8,665	7,041
Real estate taxes	4,546	2,532	2,542
Depreciation and amortization	13,539	9,956	10,529
Interest	16,021	15,375	16,664
Impairment loss on investment in real estate	7,600	—	10,000
Provision for loss on loans receivable	—	—	2,152
General and administrative	11,767	8,826	7,303
State and local taxes	379	134	157

	69,173	45,488	56,388

Other income (loss)
Earnings (loss) from preferred equity investments	338	338	(2,108)
Equity in loss of equity investments (inclusive of impairments of $21,058, $0, $36,356)	(12,919)	(2,007)	(103,092)
Gain on sale of equity investments	207	—	—
Realized gain on sale of securities carried at fair value	123	558	5,416
Unrealized gain on securities carried at fair value	2,788	5,060	17,862
Impairment loss on real estate loan available for sale	—	—	(203)
Gain (loss) on extinguishment of debt, net	9,258	—	6,846
Realized gain on loan securities carried at fair value	—	469	—
Unrealized gain on loan securities carried at fair value	2,738	5,011	—
Settlement income	5,868	—	—
Gain on consolidation of property	818	—	—
Interest and other income	1,179	139	172

	10,398	9,568	(75,107)

Income (loss) from continuing operations	11,319	19,267	(84,356)

Discontinued operations
Income (loss) from discontinued operations	428	(1,902)	1,026

Consolidated net income (loss)	11,747	17,365	(83,330)
Income attributable to non-controlling interest	(814)	(888)	(1,017)

Net income (loss) attributable to Winthrop Realty Trust	10,933	16,477	(84,347)
Income attributable to non-controlling redeemable preferred interest	(585)	(288)	(147)
Income attributable to Series D Preferred Shares	(339)	—	—

Net income (loss) attributable to Common Shares	$10,009	$16,189	$(84,494)

Comprehensive income (loss)
Consolidated net income (loss)	$11,747	$17,365	$(83,330)
Change in unrealized gain on available for sale securities	—	2	19
Change in unrealized gain (loss) on interest rate derivative	(29)	22	543
Change in unrealized gain (loss) from equity investments	—	—	26,174

Comprehensive income (loss)	$11,718	$17,389	$(56,594)

Per Common Share data—Basic

Income (loss) from continuing operations	$0.31	$0.80	$(5.25)
Income (loss) from discontinued operations	0.01	(0.08)	0.06

Net income (loss) attributable to Winthrop Realty Trust	$0.32	$0.72	$(5.19)

Per Common Share data—Diluted
Income (loss) from continuing operations	$0.31	$0.80	$(5.25)
Income (loss) from discontinued operations	0.01	(0.08)	0.06

Net income (loss) attributable to Winthrop Realty Trust	$0.32	$0.72	$(5.19)

Basic Weighted-Average Common Shares	31,428	22,566	16,277

Diluted Weighted-Average Common Shares	31,428	22,568	16,277

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands except per share data)

	0000	0000	0000	0000	0000	0000	0000	0000	0000
						Accumulated	Accumulated
	Preferred Shares		Common Shares		Additional	Distributions	Other	Non-
	of Benefical Interest		of Beneficial Interest		Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income	Interests	Total
Balance, December 31, 2008	—	—	15,754	15,754	$460,956	$(213,284)	$(15,176)	$10,958	$259,208

Cumulative effect, change in accounting principle	—	—	—	—	—	11,647	(11,647)	—
Net loss attributable to Winthrop Realty Trust	—	—	—	—	—	(84,347)	—	—	(84,347)
Net income attributable to non-controlling interests	—	—	—	—	—		—	1,017	1,017
Distributions to non-controlling interests	—	—	—	—	—	—	—	(843)	(843)
Contributions from non-controlling interests	—	—	—	—	—	—	—	979	979
Dividends paid or accrued on Common Shares of beneficial interest ($0.9125 per share)	—	—	—	—	—	(15,186)	—	—	(15,186)
Dividends paid or accrued on Series C Preferred Shares ($0.406 per share)	—	—	—	—	—	(147)	—	—	(147)
Change in unrealized loss on available forsale securities, net of reclassificationadjustments for amounts included in net income	—	—	—	—	—	—	19	—	19
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	543	—	543
Change in unrealized loss from equity investments	—	—	—	—	—	—	26,174	—	26,174
Issuance of Common Shares throughrights offering	—	—	4,451	4,451	35,717	—	—	—	40,168
Stock issued pursuant to dividend reinvestment plan	—	—	170	170	1,445	—	—	—	1,615

Balance, December 31, 2009	—	—	20,375	20,375	498,118	(301,317)	(87)	12,111	229,200

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	16,477	—	—	16,477
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	888	888
Distributions to non-controlling interests	—	—	—	—	—	—	—	(354)	(354)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,431	1,431
Dividends paid or accrued on Common Shares of beneficial interest ($0.65 per share)	—	—	—	—	—	(15,654)	—	—	(15,654)
Dividends paid or accrued on Series C Preferred Shares ($1.625 per share)	—	—	—	—	—	(288)	—	—	(288)
Change in unrealized loss on available forsale securities, net of reclassificationadjustments for amounts included in net income	—	—	—	—	—	—	2	—	2
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	22	—	22
Conversion of Series C Preferred Sharesto Common Shares	—	—	714	714	8,234	—	—	—	8,948
Net proceeds from Common Shares offering	—	—	5,750	5,750	61,024	—	—	—	66,774
Stock issued pursuant to dividend reinvestment plan	—	—	191	191	2,210	—	—	—	2,401

Balance, December 31, 2010	—	$—	27,030	27,030	$569,586	$(300,782)	$(63)	$14,076	$309,847

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands except per share data, continued)

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
						Accumulated	Accumulated
	Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional	Distributions	Other	Non-
					Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income	Interests	Total
Balance, December 31, 2010	—	$—	27,030	$27,030	$569,586	$(300,782)	$(63)	$14,076	$309,847

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	10,933	—	—	10,933
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	814	814
Distributions to non-controlling interests	—	—	—	—	—	—	—	(356)	(356)
Contributions from non-controlling interests	—	—	—	—	—	—	—	6,526	6,526
Dividends paid or accrued on Common Shares of beneficial interest ($0.65 per share)	—	—	—	—	—	(20,473)	—	—	(20,473)
Dividends paid or accrued on Series C Preferred Shares ($1.43 per share)	—	—	—	—	—	(585)	—	—	(585)
Dividends paid or accrued on Series D Preferred Shares ($0.212 per share)	—	—	—	—	—	(339)	—	—	(339)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(29)	(26)	(55)
Net proceeds from Common Shares offering	—		5,750	5,750	55,636	—	—	—	61,386
Net proceeds from Series D Preferred Shares offering	1,600	40,000	—	—	(1,622)	—	—	—	38,378
Stock issued pursuant to dividend reinvestment plan	—	—	261	261	2,499	—	—	—	2,760

Balance, December 31, 2011	1,600	$40,000	33,041	$33,041	$626,099	$(311,246)	$(92)	$21,034	$408,836

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$11,747	$17,365	$(83,330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	9,412	6,988	7,504
Amortization of lease intangibles	4,472	3,033	4,771
Straight-lining of rental income	(2,076)	212	(1,280)
Loan discount accretion	(13,401)	(8,782)	(1,021)
Discount accretion received in cash	13,290	—	—
(Earnings) loss of preferred equity investments	(338)	(338)	2,758
Distributions of income from preferred equity investments	571	340	2,373
Loss of equity investments	12,919	2,007	103,092
Distributions of income from equity investments	12,696	5,270	2,784
Restricted cash held in escrows	1,431	1,167	(1,824)
Gain on sale of securities carried at fair value	(123)	(558)	(5,416)
Unrealized gain on securities carried at fair value	(2,788)	(5,060)	(17,862)
Gain on sale of assets held for sale	(392)	—	—
Gain on sale of loan securitites carried at fair value	—	(469)	—
Unrealized gain on loan securities carried at fair value	(2,738)	(5,011)	—
Impairment loss on real estate loan available for sale	—	—	203
Impairment loss on investments in real estate	7,600	2,720	10,000
Gain on sale of equity investments	(207)	—	—
(Gain) loss on extinguishment of debt	(9,258)	—	(7,138)
Gain on consolidation of property	(818)	—	—
Provision for loss on loan receivable	—	—	2,152
Tenant leasing costs	(2,791)	(2,996)	(2,191)
Bad debt (recovery) expense	377	(643)	340
Net change in interest receivable	37	(361)	(74)
Net change in accounts receivable	(616)	2,363	—
Net change in accounts payable and accrued liabilities	681	2,365	(873)

Net cash provided by operating activities	39,687	19,612	14,968

Cash flows from investing activities
Issuance and acquisition of loans receivable	(67,619)	(122,301)	(31,514)
Investments in real estate	(9,751)	(23,484)	(2,522)
Investment in equity investments	(151,219)	(25,632)	(3,358)
Investment in preferred equity investment	(7,564)	—	(487)
Return of capital distribution from equity investments	31,890	9,625	118
Investment in real estate loan available for sale	—	—	(35,000)
Return of capital distribution from securities carried at fair value	—	181	—
Purchase of securities carried at fair value	(19,321)	(13,222)	(33,115)
Proceeds from sale of assets held for sale	3,629	1,750	—
Proceeds from preferred equity investments	—	—	145
Proceeds from sale of equity investments	6,000	—	—
Proceeds from sale of real estate loan available for sale	—	—	34,797
Proceeds from sale of securities carried at fair value	26,408	31,249	39,015
Proceeds from sale of available for sale securities	—	205	—
Proceeds of loan securities at maturity	8,748	2,272	—
Proceeds from sale of loans receivable	—	12,876	—
Restricted cash held in escrows	3,160	(1,508)	2,668
Collection of loans receivable	70,289	15,064	11,467
Cash from foreclosure on properties	—	275	—

Net cash used in investing activities	(105,350)	(112,650)	(17,786)

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, continued)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities
Proceeds from mortgage loans payable	$32,494	$—	$49
Proceeds from loan payable	—	—	19,818
Payment of loan payable	—	—	(19,818)
Proceeds from revolving line of credit	67,324	25,450	35,000
Payment of revolving line of credit	(52,774)	—	(35,000)
Principal payments of mortgage loans payable	(72,574)	(10,199)	(6,229)
Restricted cash held in escrows	89	1,520	4,004
Payments of note payable	—	—	(9,800)
Deferred financing costs	(788)	(252)	(61)
Contribution from non-controlling interest	1,349	1,431	979
Distribution to non-controlling interest	(356)	(354)	(843)
Issuance of Common Shares under Dividend Reinvestment Plan	2,760	2,401	1,615
Issuance of Common Shares through offering	61,386	66,774	40,168
Issuance of Preferred Shares	38,378	—	—
Dividend paid on Common Shares	(19,496)	(14,573)	(17,809)
Dividend paid on Series C Preferred Shares	(624)	(396)	—
Dividend paid on Series D Preferred Shares	(339)	—	—
Redemption of Series B-1 Preferred Shares	(21,400)	—	(2,000)
Redemption of Series C Preferred Shares	(3,221)	—	—
Proceeds from secured financing	29,150	—	—

Net cash provided by financing activities	61,358	71,802	10,073

Net increase (decrease) in cash and cash equivalents	(4,305)	(21,236)	7,255
Cash and cash equivalents at beginning of year	45,257	66,493	59,238

Cash and cash equivalents at end of year	$40,952	$45,257	$66,493

Supplemental Disclosure of Cash Flow Information
Interest paid	$16,246	$14,240	$16,324

Taxes paid	$396	$133	$220

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$5,396	$4,392	$3,311

Dividends accrued on Series C Preferred Shares	$—	$39	$147

Capital expenditures accrued	$2,807	$1,046	$201

Distribution from equity investment	$—	$—	$161

Redemption of Series B-1 Preferred Shares	$—	$—	$(17,081)

Deposit on redemption of Series B-1 Preferred Shares	$—	$—	$17,081

Transfer from preferred equity investments	$5,821	$—	$41,823

Transfer from (to) loans receivable	$(6,534)	$—	$15,805

Transfer to equity method investments	$(7,509)	$—	$(57,628)

Transfer to investments in lease intangibles	$(11,904)	$(3,204)	$—

Transfer to investments in real estate	$(52,778)	$(41,425)	$—

Transfer to below market lease intangibles	$1,005	$125	$—

Assumption of mortgage loan on investment in real estate	$49,091	$23,875	$—

Transfer from loan securities	$662	$—	$—

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

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation. Discontinued operations for the periods presented include the Trust’s properties in Athens, Georgia; Kansas City, Kansas; Lafayette, Louisiana; St. Louis, Missouri; Knoxville, Tennessee; and Sherman, Texas.

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

During the quarter ended December 31, 2011, the Trust identified an error related to lease termination fee income for its St Louis, Missouri property, included in discontinued operations, which should have been in its December 31, 2010 financial statements. As a result, net income was understated by $450,000 for the year ended December 31, 2010. This income was recorded by the Trust in the quarter ended December 31, 2011. The Trust determined that this amount was not material to the year or any quarter for the years ended December 31, 2011 or 2010. There was no impact on cash flow from operations.

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

Real estate investments and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of real estate investments to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Restricted Cash

Restricted cash in escrow accounts include cash reserves for tenant improvements, leasing commissions, real estate taxes and other expenses pursuant to the loan agreements.

Loans Receivable

The Trust’s policy is to record loans receivable at cost, net of unamortized discounts unless such loan receivable is deemed to be impaired. Discounts on loans receivable are amortized over the life of the loan receivable using the effective interest method based upon an evaluation of prospective future cash flows. The amortization is reflected as an adjustment to interest income. Other costs incurred in connection with acquiring loans, such as marketing and administrative costs, are charged to expense as incurred. Loan fees and direct costs associated with loans originated by the Trust are deferred and amortized over the life of the loan as interest income.

The Trust evaluates the collectability of the interest and principal of each of its loans to determine potential impairment. A loan receivable is considered to be impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the existing contractual terms of the loan receivable. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral. When a loan receivable is considered to be impaired, the Trust will record a loan loss allowance and a corresponding charge to earnings equal to the amount by which the Trust’s net investment in the loan exceeds its fair value. Significant judgments are required in determining impairment. The Trust does not record interest income on impaired loans receivable. Any cash receipts on impaired loans receivable are recorded as a recovery reducing the allowance for loan losses. The Trust charges uncollectible loans against its allowance for loan loss after it has exhausted all economically warranted legal rights and remedies to collect the receivables or upon successful foreclosure and taking of loan collateral.

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

Securities and Loan Securities at Fair Value

For financial instruments, the Trust has the option to elect fair value for these financial assets or liabilities. The Trust elected the fair value option for certain real estate securities to mitigate a divergence between accounting and economic exposure for these assets. These securities are recorded on the consolidated balance sheets as securities carried at fair value and loan securities carried at fair value. The changes in the fair value of these instruments are recorded in unrealized gain (loss) on securities and loan securities carried at fair value in the Consolidated Statements of Operations.

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

At each reporting period the Trust assesses whether there are any indicators of declines in the fair value of preferred equity investments. An investment’s value is impaired only if the Trust’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Equity Investments

The Trust accounts for its investments in entities in which it has the ability to significantly influence but does not have a controlling interest, by using the equity method of accounting. Factors that are considered in determining whether or not the Trust exercises control include (i) the right to remove the general partner or managing member in situations where the Trust is the general partner or managing member, and (ii) substantive participating rights of equity holders in significant business decisions including dispositions and acquisitions of assets, financing, operations and capital budgets, and other contractual rights. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Trust’s share of net earnings or losses as they occur and for additional contributions made or distributions received. To recognize the character of distributions from equity investments, the Trust looks as the nature of the cash distribution to determine the proper character of cash flow distributions as either returns on investment, which would be included in operating activities, or returns of investment, which would be included in investing activities.

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

Lease Intangibles

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements and fixtures and equipment based on management’s determination of the fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

In estimating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as a liability and amortized into rental revenue over the non-cancelable periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases. In-place lease values are based upon the Trust’s evaluation of the specific characteristics of each tenant lease. Factors considered include estimates of carrying costs during a hypothetical lease up period considering current market conditions and costs to execute similar leases. The in-place leases are recorded as intangible assets and amortized as a charge to amortization expense.

Deferred Financing Costs

Direct financing costs are deferred and amortized on a straight-lined basis over the terms of the related agreements as a component of interest expense which approximates the effective interest method.

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

Derivative Financial Instruments

The Trust’s interest rate swap and interest rate cap agreements are carried on the balance sheet at fair value. The interest rate swap is carried as an asset if the counterparty would be required to pay the Trust, or as a liability if the Trust would be required to pay the counterparty to settle the swap. Since the Trust’s interest rate contracts are designated as “cash flow hedges,” the change in the fair value of such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged item affects earnings. The ineffective amount of the interest rate swap agreement, if any, is recognized in earnings.

Upon entering into hedging transactions, the Trust documents the relationship between the interest rate financial instrument agreements and the hedged item. The Trust also documents its risk management policies, including objectives and strategies, as they relate to its hedging activities. Both at inception of a hedge and on an on-going basis, the Trust assesses whether or not the hedge is “highly effective” in achieving offsetting changes in cash flow attributable to the hedged item. The Trust discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate. To date, the Trust has not discontinued hedge accounting for its interest rate swap or interest rate cap agreements. The Trust utilizes its interest rate swap and interest rate cap agreements to manage interest rate risk and does not intend to enter into derivative transactions for speculative or trading purposes.

Revenue Recognition

The Trust accounts for its leases with tenants as operating leases with rental revenue recognized on a straight-line basis over the minimum non-cancellable term of the lease. The straight-line rent adjustment increased revenue by $2,076,000 in 2011, decreased revenue by $212,000 in 2010, and increased revenue by $1,280,000 in 2009. The accrued straight-line rent receivable amounts at December 31, 2011 and 2010 were $10,805,000 and $8,729,000, net of allowances, respectively.

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

The Trust recognizes lease termination payments as a component of rental revenue in the period received, provided that the Trust has no further obligations under the lease; otherwise, the lease termination payment is amortized on a straight-line basis over the remaining obligation period.

Income Taxes

The Trust operates in a manner intended to enable it to continue to qualify as a REIT. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gains). There is also a separate requirement to distribute net capital gains or pay a corporate level tax. The Trust intends to comply with the foregoing minimum dividend requirements.

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

Preferred Shares

On November 28, 2011 the Trust closed on a public offering of 1,600,000 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) at a price of $25.00 per share, par value of $1 per share. The Trust received net proceeds (after underwriting discounts but before expenses) of $38,740,000. The Series D Preferred Shares rank senior to the Common Shares with respect to dividend rights and liquidation or dissolution rights. The Series D Preferred Shares have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Holders of the Series D Preferred Shares will generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods. The Series D Preferred Shares are classified as a component of permanent equity at December 31, 2011.

Concurrent with the Series D Preferred Shares offering, the Trust entered into an agreement with the holders of the Series B-1 Cumulative Convertible Redeemable Preferred Shares (“Series B-1 Preferred Shares”) and Series C Cumulative Convertible Redeemable Preferred Shares (“Series C Preferred Shares”) to repurchase all the outstanding shares prior to the consummation of the Series D Preferred Shares closing and issuance. The Trust repurchased 100% of the Series B-1 Preferred Shares and the Series C Preferred Shares on November 18, 2011 at a price of $25,000,000 plus accrued dividends. The Trust recognized a loss of $100,000 on the repurchase of the Series B-1 Preferred Shares.

Earnings Per Share

The Trust determines basic earnings per share on the weighted average number of Common Shares outstanding during the period and reflects the impact of participating securities. The holders of the Trust’s Series B-1 Preferred Shares and the Series C Preferred Shares were entitled to receive cumulative preferential dividends on a quarterly basis equal to the greater of (i) $0.40625 per share quarterly (6.5% of the liquidation preference on an annualized basis) or (ii) cash dividends payable on the number of Common Shares into which the Series B-1 Preferred Shares and Series C Preferred Shares (assuming for this purpose that the conversion price of the Series C Preferred Shares equals the conversion price of the Series B-1 Preferred Shares) were convertible. The Trust computes diluted earnings per share based on the weighted average number of Common Shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	September 30,	September 30,	September 30,
	2011	2010	2009
Basic
Income (loss) from continuing operations	$11,319	$19,267	$(84,356)
Income attributable to non-controlling interest	(814)	(888)	(1,017)
Preferred dividend of Series C Preferred Shares	(585)	(288)	(147)
Preferred dividend of Series D Preferred Shares	(339)	—	—

Income (loss) from continuing operations applicable to Common Shares	9,581	18,091	(85,520)
Income (loss) from discontinued operations	428	(1,902)	1,026

Net income (loss) applicable to Common Shares for earnings per share purposes	$10,009	$16,189	$(84,494)

Basic weighted-average Common Shares	31,428	22,566	16,277

Income (loss) from continuing operations	$0.31	$0.80	$(5.25)
Income (loss) from discontinued operations	0.01	(0.08)	0.06

Net income (loss) per Common Share	$0.32	$0.72	$(5.19)

Diluted
Income (loss) from continuing operations	$11,319	$19,267	$(84,356)
Income attributable to non-controlling interest	(814)	(888)	(1,017)
Preferred dividend of Series C Preferred Shares	(585)	(288)	(147)
Preferred dividend of Series D Preferred Shares	(339)	—	—

Income (loss) from continuing operations applicable to Common Shares	9,581	18,091	(85,520)
Income (loss) from discontinued operations	428	(1,902)	1,026

Net income (loss) applicable to Common Shares for earnings per share purposes	$10,009	$16,189	$(84,494)

Basic weighted-average Common Shares	31,428	22,566	16,277
Series B-1 Preferred Shares (1)	—	—	—
Series C Preferred Shares (2)	—	—	—
Stock options (3)	—	2	—

Diluted weighted-average Common Shares	31,428	22,568	16,277

Income (loss) from continuing operations	$0.31	$0.80	$(5.25)
Income (loss) from discontinued operations	0.01	(0.08)	0.06

Net income (loss) per Common Share	$0.32	$0.72	$(5.19)

(1)

The Series B-1 Preferred Shares are anti-dilutive for the years ended December 31, 2011, 2010 and 2009 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(2)

The Series C Preferred Shares were issued November 1, 2009, are anti-dilutive for the years ended December 31, 2011, 2010 and 2009 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

(3)

The Trust’s stock options were dilutive for the year ended December 31, 2010. The stock options were anti-dilutive for the years ended December 31, 2011 and 2009 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

Recently Issued Accounting Standards

On December 23, 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-12: Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to defer the effective date for the part of ASU No. 2011-05 that, as disclosed in the Trust’s financial statements for the period ended June 30, 2011, would require adjustments of items out of accumulated other income to be presented on the components of both net income and other comprehensive income in financial statements. The changes in ASU No. 2011-05 would have been effective for annual and interim periods beginning on or after December 15, 2011, but those changes are now deferred until FASB can adequately evaluate the costs and benefits of this presentation requirement. As a result, the treatment of reclassification of items out of other comprehensive income will remain as it was prior to the changes made in ASU No. 2011-05.

On December 16, 2011, FASB issued ASU No. 2011-11: Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities which requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the financial statements particularly for transactions related to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The new disclosure requirements will be effective for annual reporting periods beginning on or after January 1, 2013. The new disclosures will be required for all prior comparative periods presented. The Trust has evaluated this new guidance and does not anticipate its adoption will have a material impact on its consolidated financial statements.

On December 14, 2011, FASB issued ASU No. 2011-10: Property, Plant, and Equipment (Topic 360)—Derecognition of in Substance Real Estate—a Scope Clarification, clarifying that a parent company should not deconsolidate an in substance real estate subsidiary in which the parent loses a controlling interest as a result of default on the subsidiary’s non-recourse debt until title to the in substance real estate is transferred to legally satisfy the debt. This ASU resolves a diversity in practice of applying existing consolidation guidance. The amendments in ASU No. 2011-10 should be applied prospectively to deconsolidation events occurring after the effective date, though early adoption is permitted. Prior periods should not be adjusted. For public entities, the amendments are effective for periods beginning on or after June 15, 2012. The Trust has evaluated this new guidance and does not anticipate its adoption will have a material impact on its consolidated financial statements.

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

Loan Securities Carried at Fair Value

The Trust uses a third party pricing model to establish values for the loan securities in its portfolio. The Trust also performs further analysis of the performance of the loans and collateral underlying the securities, the estimated value of the collateral supporting such loans and a consideration of local, industry and broader economic trends and factors. Significant judgment is utilized in the ultimate determination of fair value. The significant assumptions used in this analysis include market interest rates and interest rate spreads. This valuation methodology has been characterized as Level 3 in the fair value hierarchy.

Derivative Financial Instruments

The Trust uses interest rate swaps and interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using both quantitative and qualitative valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative as well as potential credit risks with the swap counterparty. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The fair values of interest rate swaps and interest rate caps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	September 30,	September 30,	September 30,	September 30,
Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Securities carried at fair value	$28,856	$—	$—	$28,856
Loan securities carried at fair value	—	—	5,309	5,309
Interest Rate Cap	—	85	—	85

	$28,856	$85	$5,309	$34,250

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	September 30,	September 30,	September 30,	September 30,
Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets
Securities carried at fair value	$33,032	$—	$—	$33,032
Loan securities carried at fair value	—	—	11,981	11,981

	$33,032	$—	$11,981	$45,013

Liabilities
Interest rate swap	$—	$63	$—	$63

During the years ended December 31, 2011 and 2010 there were no transfers between Level 1 and Level 2 fair value assets and liabilities.

The table below includes a roll forward (in thousands) of the balance sheet amounts from January 1, 2009 to December 31, 2011, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

	September 30,	September 30,
	Securities Carried at Fair Value	Loan Securities Carried at Fair Value
Fair value, January 1, 2009	$—	$—
Purchases	692	1,661
Transfers in/and or out of Level 3	—	—

Fair value, January 1, 2010	692	1,661
Purchases	—	7,112
Sale repayment	(692)	(2,272)
Realized gain	—	469
Unrealized gain, net	—	5,011
Transfers in/and or out of Level 3	—	—

Fair value, January 1, 2011	—	11,981
Purchases	—	—
Sale repayment	—	(662)
Payoff at par	—	(8,748)
Realized gain		—
Unrealized gain, net	—	2,738
Transfers in/and or out of Level 3	—	—

Fair value, December 31, 2011	$—	$5,309

Non-Recurring Measurements

Equity and Preferred Equity Investments

Equity and preferred equity investments are assessed for other-than-temporary impairment when the carrying value of the Trust’s investment exceeds its fair value. The fair value of equity investments is determined using an income capitalization approach considering prevailing market capitalization rates. The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions used in this analysis include rental revenues, operating expenses, inflation rates, market absorption rates, tenanting costs, the discount rate and capitalization rates used in the income capitalization valuation. The Trust has determined that the significant inputs used to value its Marc Realty, Sealy, and Lex-Win Concord, LLC equity investments fall within Level 3. The Trust recognized other-than-temporary impairment losses of $21,058,000, $0 and $34,170,000 on these investments during the years ended December 31, 2011, 2010 and 2009, respectively.

The Trust has determined that the significant inputs used to value certain of its preferred equity investments fall within Level 3. The Trust recorded impairment losses of $2,186,000 on these preferred equity investments during the year ended December 31, 2009. Due to the restructuring of the Trust’s investment in the Marc Realty properties, these preferred equity investments were reclassified as equity investments as of July 1, 2009.

Investments in Real Estate and Assets Held For Sale

During 2011, 2010, and 2009 the Trust recognized impairment charges of $7,600,000, $2,720,000 and $10,000,000, respectively, relative to investments in real estate and assets held for sale. The Trust assesses the assets in its portfolio for recoverability based upon a determination of the existence of impairment indicators including significant decreases in market pricing and market rents, a change in the extent or manner in which real estate assets are being used or a decline in their physical condition, current period losses combined with a history of losses or a projection of continuing losses, and a current expectation that real estate assets will be sold or otherwise disposed of before the end of their previously estimated useful lives. When such impairment indicators exist, management estimates the undiscounted cash flows from the expected use and disposition of the asset. Significant inputs for this recoverability analysis include the anticipated holding period for the asset as well as assumptions over rental revenues, operating expenses, inflation rates, market absorption rates, tenanting costs and the asset’s estimated residual value. For those assets not deemed to be fully recoverable, the Trust records an impairment charge equal to the difference between the carrying value and estimated fair value of the asset. Management determines the fair value of those assets using an income capitalization approach based on assumptions it believes a market participant would utilize. Significant assumptions include discount and capitalization rates used in the income valuation approach.

In July 2011 the Trust satisfied its $23,773,000 first mortgage loan on its wholly owned Lisle, Illinois properties for a discounted payoff of $14,500,000. Subsequent to the discounted payoff and as a result of continued declines in occupancy at these properties, the Trust re-evaluated its business plan and holding periods for these properties. The Trust determined that as a result of the anticipated shorter holding period and higher lease up costs, the carrying value of the 701 Arboretum property was no longer fully recoverable. In addition, in September 2011 the Trust entered into a settlement agreement with the former tenant at its Churchill, Pennsylvania property. The Trust re-evaluated its business plan and holding period for this property and determined that the carrying value of the Churchill property was no longer fully recoverable.

The Trust has determined that the undiscounted cash flows for one other of its properties marginally exceed the carrying value of the property. A further deterioration in such undiscounted cash flows could cause impairment of the property which could be material to the Trust’s future results of operations.

The table below presents as of December 31, 2011 the Trust’s assets and liabilities measured at fair value as events dictate, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	September 30,	September 30,	September 30,	September 30,
Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Equity investments	$—	$—	$28,135	$28,135
Investments in real estate	—	—	10,794	10,794

	$—	$—	$38,929	$38,929

The table below presents as of December 31, 2010 the Trust’s assets and liabilities measured at fair value as events dictate, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	September 30,	September 30,	September 30,	September 30,
Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Equity investments	$—	$—	$—	$—
Assets held for sale	—	—	2,209	2,209
Investments in real estate	—	—	—	—

	$—	$—	$2,209	$2,209

Fair Value Option

The current accounting guidance for fair value measurement provides a fair value option election that allows companies to irrevocably elect fair value as the measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made are recognized in earnings on a quarterly basis based on the then market price regardless of whether such assets or liabilities have been disposed of at such time. The fair value option guidance permits the fair value option election to be made on an instrument by instrument basis when it is initially recorded or upon an event that gives rise to a new basis of accounting for that asset or liability. The Trust has elected the fair value option for all loan securities and REIT securities.

The Trust recognized a net unrealized gain of $5,526,000, $10,071,000, and $17,862,000 for the years ended December 31, 2011, 2010, and 2009 respectively, as a result of the change in fair value of the securities and loan securities carried at fair value, which is recorded as an unrealized gain in the Trust’s Statements of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents as of December 31, 2011 and December 31, 2010 the Trust’s financial assets for which the fair value option was elected (in thousands):

	September 30,	September 30,
Financial Instruments at Fair Value	December 31, 2011	December 31, 2010

Assets
Securities carried at fair value:
REIT Preferred shares	$4,277	$28,547
REIT Common shares	24,579	4,485

Loan securities carried at fair value	5,309	11,981

	$34,165	$45,013

The table below presents as of December 31, 2011 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	September 30,	September 30,	September 30,
	Fair Value at December 31, 2011	Amount Due Upon Maturity	Difference

Assets

Loan securities carried at fair value	$5,309	$7,494	$2,185

	$5,309	$7,494	$2,185

4.	Acquisition, Disposition, Leasing and Financing Activities

Operating Properties

Operating Properties—Acquisition Activities

450 West 14th Street / 446 High Line LLC Investment—On May 13, 2011 the Trust committed to invest up to $15,000,000 for a preferred equity interest in the entity that holds the leasehold interest in a newly constructed 70.4% pre-leased 105,000 square foot retail and office property located on the High Line at 450 West 14th Street, New York, New York. At December 31, 2011, the Trust had invested $9,539,000. The investment is subject to a first mortgage loan with an outstanding balance of $49,585,000 at December 31, 2011 subject to future advances up to $54,000,000. The Trust’s preferred equity entitles it to a 10% current cash return on its invested balance. In October 2011, the joint venture that owns the property obtained its temporary certificate of occupancy from the New York City Buildings Department. The Trust exercised its right to become the managing member of the entity effective November 1, 2011. As a result of the Trust becoming the managing member and the ensuing change in control, the Trust now consolidates the operations of the property and has accounted for such change in control as a business combination. The Trust recognized a gain on consolidation of $818,000.

The fair value opening equity and fair value of non-controlling interest was calculated utilizing the hypothetical liquidation methodology. The fair value of the assets and liabilities was calculated by an independent third party valuation firm and reviewed by management. The methodology used by the Trust for purposes of allocating the fair value of the newly consolidated property to tangible and intangible assets and liabilities is discussed in Note 2. The assets and liabilities were allocated as follows (in thousands):

September 30,
Carrying Value

Buildings and improvements	$52,778
Intangible assets	10,427
Accounts receivable and prepaids	1,356
Lease commissions	1,477
Mortgage loans payable	(49,091)
Accounts payable and accrued liabilities	(2,104)
Below market lease intangibles	(1,005)
Non-controlling interest	(5,177)

Fair value opening equity	8,661
Contributed capital	7,843

Gain on consolidation of property	$818

Intangible assets acquired and intangible liabilities assumed consisted of the following (in thousands):

	September 30,	September 30,
	Carrying Value	Weighted Average Amortization Period (years)
Intangible assets:
Above market tenant leases acquired	$449	11.8
Tax abatement	3,936	12.0
In-place lease value	3,968	11.8
Tenant relationship value	2,024	21.8
Legal and Marketing Fees	50	11.8

Total	$10,427	13.8

Intangible liabilities:
Below market ground lease assumed	$1,005	42.0

The operating results of 450 W 14th Street are included in the Trust’s results of operations from the initial consolidation date of November 1, 2011 as presented below (in thousands):

September 30,
Rents and reimbursements	$921
Total expenses (including depreciation, amortization and interest)	(1,052)

Net loss	(131)
Loss attributable to non-controlling interest	303

Winthrop Realty Trust net income	$172

Operating Properties—Litigation Settlement

On September 30, 2011 the Trust entered into a settlement agreement which provided for the dismissal of the lawsuit against CBS Corporation. The settlement provided for a payment to the Trust of $6,500,000, the conveyance to the Trust of approximately 148 acres of land and the waiver of all ground lease payments by the Trust for 2011. During the fourth quarter, the Trust recognized income of $5,868,000 in connection with the settlement terms.

In connection with the settlement, the Trust also entered into a new net lease with Westinghouse Electric Company LLC (“Westinghouse”) for approximately 57,000 square feet of space at the Churchill property. The lease has a term of 12 years and requires annual rent of $750,000 per year, increasing annually by 3%. Westinghouse is responsible for all costs associated with the leased space and can terminate the lease at any time after the fifth anniversary by making a termination payment of $4,400,000 which decreases each year thereafter. The lease requires that the Trust make certain improvements and utility upgrades with an anticipated cost of approximately $1,000,000. The lease will commence upon completion of these improvements.

Under the terms of the settlement agreement, the Trust agreed to market for sale both the portion of the property leased to Westinghouse and the remaining portion of the property. In December 2011 the Trust engaged a national broker to begin marketing the non-Westinghouse parcel with an auction scheduled for March 2012. The Westinghouse parcel is expected to be marketed during the fourth quarter of 2012. The Trust has agreed to pay CBS 50% of the sales proceeds received from the sale, or if not sold, 50% of the value as determined by the bids for the property received in each case, in excess of $6,500,000.

The Trust conducted an impairment analysis of the Churchill property at December 31, 2011. As part of this analysis, the Trust determined that this property should continue to be classified in continuing operations at December 31, 2011 as not all the requirements for discontinued operations had been satisfied.

The Trust assessed the property for recoverability based upon its estimate of undiscounted cash flows expected to result from its use and ultimate disposition. The Trust deemed the carrying value of its investment not to be recoverable and estimated the fair value of the property based upon assumptions it believes a market participant would utilize. Accordingly, the Trust recorded an impairment charge in the fourth quarter of $4,600,000.

Operating Properties—Disposition Activities

Properties in Discontinued Operations—In August 2011, the Trust sold its Knoxville, Tennessee property for net proceeds of $2,151,000 and in December 2011 the Trust sold its St. Louis, Missouri property for net proceeds of $1,290,000. The Trust recognized a net gain of $392,000 on these sales which is included in the results of discontinued operations.

Loans

Loan Asset Acquisition Activities

Magazine Mezzanine Loan—On June 1, 2011 the Trust acquired from Concord Debt Holdings LLC (“Concord”) for a purchase price of $17,525,000 a $20,000,000 senior mezzanine loan collateralized by a pledge of the equity interest in six cross-collateralized apartment communities, totaling 2,106 units located in Orlando, Sarasota, Bradenton and Palm Beach Gardens, Florida. The loan is subordinate to $120,000,000 of senior debt, is currently paying interest at the one month LIBOR plus 123 basis points and is scheduled to mature on July 9, 2012. The Trust accounts for this investment as a loan receivable.

Loan Asset Originations

Hotel Wales—On October 6, 2011 the Trust originated a $20,000,000 mortgage loan collateralized by the Hotel Wales located in Manhattan, New York which loan bears interest at LIBOR plus 4%, with a 3% LIBOR floor (i.e. a minimum 7% rate on the loan), and matures in October 2013, with a one-year extension right. Subsequently, the Trust issued a $14,000,000 senior participation to Concord Real Estate CDO-1 Ltd. (“CDO-1”) at par, which bears interest at LIBOR plus 1.25% with a 3% LIBOR floor, with the Trust retaining a $6,000,000 junior participation which provides for interest payments equal to the interest payable on the loan less the amount payable on the senior participation for an initial rate of 13.4%. The Trust accounts for this investment as a $20,000,000 loan receivable with a $14,000,000 non-recourse secured financing with a pledge of collateral, establishing a liability for the portion participated to CDO-1.

Renaissance Walk—On December 12, 2011 the Trust originated a $3,000,000 mezzanine loan collateralized by the Renaissance Walk property comprised of 140 residential rental units, over 30,000 square feet of retail space plus structured parking and amenities on 1.6 acres, located in downtown Atlanta, Georgia. The loan is subordinate to $4,000,000 of senior debt, bears interest at LIBOR plus 12% with a 2% LIBOR floor, and is scheduled to mature on January 1, 2014. The Trust accounts for this investment as a loan receivable.

127 West 25th Street—On October 25, 2011 the Trust committed to make a $9,000,000 subordinate mortgage loan collateralized by the commercial property located at 127 West 25th Street, Manhattan, New York. The loan is subject to the satisfaction by the borrower of certain conditions on or prior to the loan funding date. If funded, the loan will mature on October 1, 2014, bear interest at a rate equal to the greater of 14% per annum or LIBOR plus 10%, and require minimum monthly payments equal to interest as well as possible principal payments. In connection with the entering into of the loan agreement, the Trust received an origination fee of $90,000. The Trust’s commitment may be extended by the borrower on a monthly basis through March 24, 2012 by paying a monthly commitment fee of $105,000. The loan, when and if made, will be subordinate to a first mortgage loan with an outstanding principal balance expected to be not more than $35,200,000. The property is net leased to the Bowery Residents’ Committee, Inc., a New York not-for-profit corporation, which obtains funding from the City of New York.

29 East Madison—See details for 29 East Madison loan asset under “Investments in Joint Ventures—Marc Realty” below.

Loan Asset Modifications

San Marbeya Loan Receivable Participation Interest- On January 14, 2011 the Trust restructured the San Marbeya first mortgage loan to create a $15,150,000 senior participation which bears interest at 4.85% and a $15,744,000 junior participation which bears interest at 6.4% and concurrently issued the senior loan participation to CDO-1 at par. The Trust accounts for the loan participation as a non-recourse secured financing with a pledge of collateral, establishing a liability for the portion participated to CDO-1.

Loan Assets Repaid

Metropolitan Tower—On March 31, 2011 the Trust received repayment of the Metropolitan Tower B-Note and Rake Bond at par in the amount of $23,750,000. The Trust acquired the investments on December 16, 2009 for $11,750,000.

Siete Square Loan—On June 9, 2011 the borrower on the Trust’s Sub-Participation B Interest exercised its discounted payoff option and repaid the loan for $2,500,000. The loan asset was originally acquired in June 2009 for $2,460,000.

CDH-CDO LLC On August 8, 2011 the Trust received final payment on the $3,498,000 compliance loan the Trust had previously made to CDH CDO LLC (“CDH CDO”), an entity in which the Trust holds a 33.3% interest. The outstanding loan plus accrued interest totaling approximately $3,669,000 was fully repaid.

Beverly Hills Hilton—On September 15, 2011 the Trust’s B-Note receivable was paid off at par. The Trust received repayment of $10,000,000 on the loan which was originally acquired on December 9, 2009 for $5,250,000.

Moffet Towers—On October 25, 2011 the Trust received payment of $23,034,000 plus accrued interest in full satisfaction of the Trust’s senior participation in a B-Note secured by a first mortgage lien on the Moffet Tower office complex in the amount of $21,558,000 and additional advances of $1,476,000 made under the terms of the note. The B-Note was originally acquired on October 29, 2010.

Westwood Business Park—On December 19, 2011 the Trust received full repayment of $3,646,000 net interest on a first mortgage loan secured by four class B office buildings in Phoenix, Arizona. The first mortgage loan was originally purchased on October 29, 2010.

Loan Securities

CDH-CDO LLC—On February 15, 2011, the Trust sold to Concord Debt Funding Trust (“CDFT”) a wholly owned subsidiary of CDH CDO and the sole equity owner of CDO-1, tranche E bonds with a face amount of $9,000,000 issued by CDO-1. In exchange for the bonds, the Trust received a note in the amount of its original purchase price plus accrued interest. The note plus accrued interest totaling approximately $763,000 was repaid in full on April 15, 2011.

Investments in Joint Ventures

Gotham Hotel—Joint Venture Loan Acquisition—On February 23, 2011 the Trust acquired for $15,628,000 a performing $16,303,000 first mortgage secured by a lien on a recently constructed, 26-story, 66 room limited service boutique hotel located in New York, New York through a 50/50 joint venture. The loan earned interest at a rate of 9.33%, and matured on May 4, 2011. On May 24, 2011 the Trust received repayment of $8,638,000 on its $8,037,000 pro-rata share of the equity investment.

Vintage Housing Holdings LLC Investment—On March 8, 2011 the first stage of the Vintage Housing Holdings LLC, (“Vintage”), transaction closed pursuant to which the Trust acquired developer fees and advances receivable for a purchase price of $7,000,000. On June 24, 2011 the Trust closed on the second phase of the Vintage transaction to acquire for $18,200,000, plus a contribution of its previously purchased receivables, an effective 75% interest in the Vintage venture entitling the Trust to a 12% preferred return from current cash flow. Vintage owns general partnership interests and certain developer fees and advances receivable from partnerships owning 25 multifamily and senior housing properties comprising approximately 4,200 units located primarily in the Pacific Northwest and California. The Trust accounts for its investment in Vintage using the equity method of accounting.

During the quarter ended September 30, 2011, the Trust invested an additional $7,000,000 in its Vintage venture. Of this contribution, $4,300,000 was invested for the venture’s acquisition of non-controlling general partner interests in seven of the existing investments. The remaining $2,700,000 contributed was used by the venture for investment in receivables and three new properties.

WRT-ROIC Lakeside Eagle—Joint Venture Loan Acquisition—On March 22, 2011 the Trust purchased through a 50/50 joint venture, two non-performing first mortgage loans at par for an aggregate price of $35,558,000. The loans were collateralized by two retail centers located in Riverside County, California. Both notes matured on April 1, 2010 and were in maturity default. The notes bore interest at their default rate of 8.92% (4.92% stated note rate plus 4% default rate). Upon acquisition, the joint venture began foreclosure proceedings. In May 2011 the Trust received repayments on the two non-performing first mortgage loans totaling $18,650,000 on its $18,093,000 pro-rata share of the equity investment.

Marc Realty—On June 1, 2011 the Trust sold to its partner, Marc Realty, for $18,544,000 its equity interest in three properties in its Marc Realty Portfolio (8 South Michigan, 11 East Adams and 29 East Madison). The purchase price was paid $6,000,000 in cash and $12,544,000 in aggregate secured promissory notes which each bear interest at 8% per annum, require payments of interest only and mature on May 31, 2016. The Trust has received payments in full satisfaction of its $4,910,000 8 South Michigan loan and $2,265,000 11 East Adams loan and recognized $207,000 in gain related to the full repayment of the two loans. In addition, Marc Realty made $1,369,000 in payments on its 29 East Madison loan. At December 31, 2011, the 29 East Madison loan outstanding balance was $4,000,000 and the Trust had deferred income in the amount of $166,000 related to this sale.

Sofitel / LW Sofi LLC Investment—On June 2, 2011 the Trust entered into a 50/50 joint venture named LW SOFI LLC (“LW SOFI”) with Lexington Realty Trust (“Lexington”). The Trust and Lexington each contributed approximately $5,760,000 to LW SOFI. On June 3, 2011 LW SOFI acquired from Concord for approximately $11,520,000, 100% of the economic rights and obligations in a $71,530,000 mezzanine loan collateralized by an interest in the Sofitel hotel in New York City. The loan required payments of interest only at a rate of LIBOR plus 185 basis points and was scheduled to mature on February 1, 2012. The loan was encumbered by a $56,090,000 repurchase obligation that bore interest at a variable interest rate of 1-month LIBOR plus 100 basis points and was scheduled to mature on December 31, 2012.

On October 31, 2011 LW SOFI received $71,530,000 plus accrued interest in full satisfaction of the LW SOFI mezzanine loan, the proceeds of which were utilized to satisfy the repurchase obligation encumbering the loan receivable resulting in net proceeds of $15,876,000. The Trust received a $7,937,000 distribution from LW-SOFI on November 2, 2011.

Sealy Northwest Atlanta Loan—On June 23, 2011 the Trust made a $20,641,000 bridge loan to its Sealy Northwest Atlanta joint venture. The Trust’s bridge loan enabled the joint venture to satisfy its $28,750,000 first mortgage loan at a discounted payoff amount of $20,500,000. On September 29, 2011, the joint venture obtained replacement financing in the amount of $14,000,000 bearing interest at LIBOR + 5.35% and maturing on September 29, 2015. In connection with the financing, the joint venture purchased an interest rate cap which caps LIBOR at 1% through October 1, 2013. Net proceeds from the new loan plus additional capital contributions of $4,650,000 from the Trust and of $3,100,000 from Sealy were utilized to pay off the bridge loan due the Trust.

Southern California Office Portfolio Note—The Trust contributed approximately $71,000,000 to a venture, WRT-Socal Lender, which owned an approximate 73% interest in SoCal Office Portfolio Loan LLC (“Socal Loan”). On November 4, 2011, Socal Loan acquired for a purchase price of $96,900,000 a $117,900,000 C-Note in the $796,700,000 first mortgage loan encumbering a 4,500,000 square foot, 31 property portfolio of office properties situated throughout southern California. The C-Note, which is the controlling holder of the mortgage loan, bears interest at a rate of LIBOR plus 310 basis points, requires payments of interest only and matures on August 9, 2012. The Trust accounted for its investment in Socal Loan as an equity investment. See “Note 22-Subsequent Events”.

Sullivan Center—On December 23, 2011 the Trust formed a 50/50 joint venture with a subsidiary of Elad Canada Inc. (“Elad”). The joint venture entered into an agreement to acquire an approximately $145,000,000 defaulted first mortgage loan which includes defaulted interest, for a purchase price of approximately $128,500,000. See “Note 22-Subsequent Events”.

Financing

Newbury Apartments Loan Modification—On February 24, 2011 the Trust reached an agreement with the first mortgage lender on its Newbury Apartments property to repay all past due interest and fees of approximately $853,000, to fund escrows of approximately $83,000, to prepay March’s debt service inclusive of escrows of approximately $150,000 and to pay a modification fee of approximately $119,000 (0.5% of the loan balance). In exchange the lender waived all defaulted interest, modified the payments to interest only and extended the maturity date to February 1, 2014. Recognition of the waived interest was deferred and was treated as a yield adjustment over the new life of the loan. This loan was subsequently refinanced in October 2011. (See “Loan Restructure” below.) Upon satisfaction of the loan, the remaining balance of the waived interest was recognized and the trust recorded a gain of approximately $844,000.

Plantation, Florida Financing—On March 4, 2011 the Trust financed its Plantation, Florida property with an $11,000,000 first mortgage loan bearing interest at 6.483% and maturing on April 1, 2018. The net proceeds of approximately $10,676,000 were used to partially satisfy a mortgage loan payable on other properties.

Loan Satisfaction—On July 13, 2011 the Trust satisfied the $23,773,000 first mortgage loan on its wholly owned Lisle, Illinois properties for a discounted payoff of $14,500,000 plus reserves held by the lender of approximately $736,000. The Trust recognized a gain on the extinguishment of debt in the amount of $8,514,000. As part of the restructuring the Trust re-evaluated its business plan and holding periods for these properties which resulted in the recognition of impairment charges totaling $3,000,000.

Financing—On October 18, 2011 the Trust obtained a $21,000,000 mortgage loan secured by Newbury Apartments, 550/650 Corporetum and 701 Arboretum properties. The loan bears interest at LIBOR plus 2.5%, matures October 2014, subject to two, one-year extension terms, and requires payments of interest only through the initial term and payments of principal and interest based on a 25 year amortization schedule during the extended terms. In connection with the financing, the Trust purchased an interest rate cap which caps LIBOR at 1.0% through October 18, 2014. The proceeds from the loan, together with approximately $3,160,000 of reserves, were used to satisfy the existing approximately $23,875,000 loan encumbering Newbury Apartments discussed above.

5.	Loans Receivable

The Trust’s loans receivable at December 31, 2011 and 2010 are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
			Carrying Amount		Contractual
Description	Loan Position	Stated Interest Rate	December 31, 2011	December 31, 2010	Maturity Date

Beverly Hilton	B-Note	LIBOR + 1.74%	$—	$7,899	—
Westwood	Whole Loan	11.00%	—	3,500	—
Metropolitan Tower	B-Note	LIBOR + 1.51%	—	10,312	—
Moffett Towers	B-Note	LIBOR + 6.48%	—	21,752	—
Siete Square	B-Note	10.37%	—	2,488	—
CDH CDO LLC	Unsecured	12.00%	—	3,498	—
160 Spear	B-Note	9.75%(2)	11,555	6,674	06/09/12
160 Spear	Mezzanine	15.00%	4,846	3,029	06/09/12
Magazine	Mezzanine	LIBOR + 1.23%	18,805	—	07/09/12
Hotel Wales	Whole Loan	LIBOR + 4.0%(3)	20,101	—	10/05/13
Renaissance Walk	Mezzanine	LIBOR + 12.0%	3,000	—	01/01/14
Legacy Orchard (1)	Corporate Loan	15.00%	9,750	9,750	10/31/14
San Marbeya	Whole Loan	5.88%	26,501	26,966	01/01/15
Rockwell	Mezzanine	12.00%	275	255	05/01/16
Marc 29 East Madison (1)	Mezzanine	8.0%	4,028	—	05/31/16
500-512 7th Ave	B-Note	7.19%	9,979	9,954	07/11/16
180 N. Michigan (1)	Mezzanine	8.50%(4)	2,930	1,862	12/31/16
Wellington Tower	Mezzanine	6.79%	2,563	2,456	07/11/17

			$114,333	$110,395

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

(2)

Interest on the B-Note equals the difference between (i) interest on the entire outstanding loan principal balance ($73,796 at December 31, 2011) at a rate of 6.48215% per annum less (ii) interest payable on the outstanding principal balance of the A note ($35,000 at December 31, 2011) at a rate of 9.75% per annum. As a result, the effective yield on the Trust’s $3,410 cash investment is 40.8%.

(3)	LIBOR rate floor of 3.0%

(4)	Represents tenant improvement and capital expenditure loans collateralized by a subordinate mortgage or the ownership interests in the owner of the applicable property.

The carrying amount of loans receivable includes accrued interest of $500,000 and $558,000 at December 31, 2011 and December 31, 2010, respectively, and cumulative accretion of $9,914,000 and $9,803,000 at December 31, 2011 and December 31, 2010, respectively. The fair value of the Trust’s loans receivable, exclusive of interest receivable was approximately $123,630,000 and $114,477,000 at December 31, 2011 and December 31, 2010, respectively.

At December 31, 2011, the Trust’s loan receivables have accretable discount yet to be recognized as income totaling $8,399,000.

The weighted average coupon on our loans receivable was 5.99% and the weighted average yield to maturity was 12.64%.

With the exception of the San Marbeya and Hotel Wales loans receivable, none of the loans receivable are directly financed. On January 14, 2011, the Trust restructured the San Marbeya first mortgage loan to create a $15,150,000 senior participation which bears interest at 4.85% and a $15,744,000 junior participation which bears interest at 6.4%. The Trust issued the senior loan participation to CDO-1 at par and retained the junior participation. On October 7, 2011 the Trust restructured the Hotel Wales first mortgage loan to create a $14,000,000 senior participation which bears interest at LIBOR + 1.25% with a 3% LIBOR floor, and a $6,000,000 junior participation. The Trust issued the senior participation to CDO-1 at par and retained the junior participation. The Trust accounts for the senior loan participations as non-recourse secured financings.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	September 30,	September 30,
	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at beginning of year	$110,395	$26,101
Purchase and advances	67,619	122,301
Proceeds from sale	—	(12,876)
Interest (received) accrued, net	(37)	361
Repayments	(70,289)	(15,064)
Loan accretion	13,401	8,782
Discount accretion received in cash	(13,290)	—
Transfer from loan securities	662	—
Transfer foreclosed loans to investment in real estate	—	(19,210)
Transfer Marc Realty seller financing from equity investments	12,544	—
Transfer Sealy loan to equity investments	(4,650)	—
Transfer 450 W 14th St bridge loan to preferred equity investments	(2,022)	—

Balance at end of year	$114,333	$110,395

The following table summarizes the Trust’s interest and dividend income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Interest and dividends detail:
Interest on loan assets	$11,073	$5,691	$2,421
Accretion of loan discount	13,401	8,782	1,021
Interest and dividends on REIT securities	984	2,655	3,894

Total interest and dividends	$25,458	$17,128	$7,336

Two loans, each of which represents more than 10% of interest income, contributed approximately 48% of interest income of the Trust for the year ended December 31, 2011. Two loans, each of which represents more than 10% of interest income, contributed approximately 74% of interest income of the Trust for the year ended December 31, 2010.

Credit Quality of Loans Receivable and Loan Losses

The Trust evaluates impairment on its loan portfolio on an individual basis and has developed a loan grading system for all of its outstanding loans that are collateralized directly or indirectly by real estate. Grading categories include debt yield, debt service coverage ratio, length of loan, property type, loan type, and other more subjective variables that include property or collateral location, market conditions, industry conditions, and sponsor’s financial stability. Management reviews each category and assigns an overall numeric grade for each loan to determine the loan’s risk of loss and to provide a determination as to whether an individual loan is impaired or whether a specific loan loss allowance is necessary. A loan’s grade of credit quality is determined quarterly.

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

Management estimates the loan loss allowance by calculating the estimated fair value less costs to sell of the underlying collateral securing the loan based on the fair value of the underlying collateral, and comparing the fair value to the loan’s net carrying value. If the fair value is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Trust believes is adequate to absorb losses.

The table below summarizes the Trust’s loans receivable by internal credit rating at December 31, 2011 (in thousands, except for number of loans).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Internal Credit Quality	# of Loans	Carrying Value of Loans Receivable	# of Loans	Whole Loans	# of Loans	B-Notes	# of Loans	Mezzanine Loans

Greater than zero	12	$114,333	3	$56,352	2	$21,534	7	$36,447
Equal to zero	—	—	—	—	—	—	—	—
Less than zero	—	—	—	—	—	—	—	—

Subtotal	12	$114,333	3	$56,352	2	$21,534	7	$36,447

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

As of December 31, 2011 and 2010 there were no non-performing loans and no past due payments. There was no provision for loan loss recorded during the years ended December 31, 2011 and 2010. During the year ended December 31, 2009, the Trust recorded a provision for loan loss of $2,152,000 related to loans in the Marc Realty portfolio.

6.	Securities Carried at Fair Value

Securities carried at fair value are summarized in the table below (in thousands):

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Cost	Fair Value	Cost	Fair Value
REIT Preferred shares	$2,067	$4,277	$15,757	$28,547
REIT Common shares	21,492	24,579	3,590	4,485

	23,559	28,856	19,347	33,032

Loan securities	1,661	5,309	7,574	11,981

	$25,220	$34,165	$26,921	$45,013

During the years ended December 31, 2011, 2010 and 2009, available for sale securities, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $35,156,000, $33,726,000 and $39,015,000, respectively. The gross realized gains on these sales and payoffs totaled approximately $123,000, $1,027,000 and $5,416,000 in 2011, 2010 and 2009, respectively. For purpose of determining gross realized gains, the cost of securities is based on specific identification.

For the years ended December 31, 2011, 2010 and 2009, the Trust recognized net unrealized gains on available for sale securities, securities carried at fair value and loan securities carried at fair value of $5,526,000, $10,071,000, and $17,862,000 respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.

7.	Preferred Equity Investments

During 2011 the Trust made a $1,500,000 loan to its Vintage Housing venture to be used to acquire the general partnership interest in a new housing project currently under construction. The Trust receives a priority on the cash flow from the new project. The loan bears interest at 12% with no payments due until there is operating cash flow from the property. Income will be recognized on a cash basis and no income was recognized in 2011.

The Trust recognized earnings from its Marc Realty preferred equity investments of $338,000 for each of the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2009, the Trust recognized a loss from preferred equity investments of $2,108,000 which included an impairment loss of $4,850,000. These results reflect the effects of the restructuring of the preferred equity investment with Marc Realty in July 2009. Effective with the third quarter of 2009, 12 of the investments with Marc Realty were deemed to be equity investments for which the Trust began recognizing its pro-rata share of income or loss subsequent to June 30, 2009. Prior to June 30, 2009, the Trust accounted for these 12 investments as preferred equity investments.

8.	Equity Investments

The Trust’s equity investments consist of the following at December 31, 2011 and December 31, 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,
Venture Partner	Equity Investment	Nominal % Ownership at December 31, 2011	December 31, 2011	December 31, 2010

Marc Realty	8 South Michigan LLC	N/A	$—	$7,087
Marc Realty	11 East Adams Street LLC	N/A	—	3,223
Marc Realty	29 East Madison Street LLC	N/A	—	7,720
Marc Realty (1)	Michigan 30 LLC	50.0%	10,049	12,080
Marc Realty (1)	Brooks Building LLC	50.0%	7,679	7,452
Marc Realty (1)	High Point Plaza LLC	50.0%	2,441	6,275
Marc Realty (1)	Salt Creek LLC	50.0%	—	2,344
Marc Realty (1)	1701 Woodfield LLC	50.0%	2,047	4,221
Marc Realty (1)	River Road LLC	50.0%	1,000	4,123
Marc Realty (1)	3701 Algonquin Road LLC	50.0%	250	2,931
Marc Realty (1)	Enterprise Center LLC	50.0%	2,679	3,018
Marc Realty (1)	900 Ridgebrook LLC	50.0%	1,000	1,676
Sealy (1)	Northwest Atlanta Partners LP	60.0%	8,537	2,479
Sealy (1)	Newmarket GP LLC	68.0%	2,811	6,647
Sealy (1)	Airpark Nashville GP	50.0%	—	2,778
Inland/Lexington	Concord Debt Holdings LLC	33.3%	—	—
Inland/Lexington	CDH CDO LLC	33.3%	—	—
ROIC (1)	WRT-ROIC Riverside LLC	50.0%	7,883	7,883
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	7	—
Atrium Holding	RE CDO Management LLC	50.0%	1,296	—
Lexington	LW-SOFI LLC	50.0%	—	—
VHH LLC (1)	Vintage Housing LLC	75.0%	29,887	—
Broadway Partners	FII Co-Invest LLC	27.9%	1,800	—
New Valley (1)	Socal Office Portfolio Loan LLC	73.0%	72,626
Elad Canada Ltd	Sullivan Center	50.0%	10,150	—

			$162,142	$81,937

(1)

The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the VIEs economic performance.

The following table reflects the activity of the Trust’s equity investments for the year ended December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Investment	Balance at December 31, 2010	Contributions	Equity Income (loss)	Distributions	Sales	Balance at December 31, 2011

Marc Realty	$62,150	$2,440	$(16,746)	$(2,540)	$(18,159)	$27,145
Sealy	11,904	4,650	(4,956)	(250)	—	11,348
Concord Debt Holdings	—	—	3,474	(3,474)	—	—
CDH CDO	—	—	480	(480)	—	—
WRT-ROIC Riverside	7,883	—	936	(936)	—	7,883
WRT-ROIC Lakeside Eagle	—	18,093	664	(18,750)	—	7
WRT-46th Street Gotham	—	8,037	621	(8,658)	—	—
SoCal Office Portfolio Loan	—	72,354	272	—	—	72,626
RE CDO Management	—	1,250	46	—	—	1,296
LW-SOFI	—	5,760	2,177	(7,937)	—	—
Vintage Housing	—	31,335	113	(1,561)	—	29,887
FII Co-invest	—	1,800	—	—	—	1,800
Sullivan Center	—	10,150	—	—	—	10,150

Total	$81,937	$155,869	$(12,919)	$(44,586)	$(18,159)	$162,142

The following table reflects the activity of the Trust’s equity investments for the year ended December 31, 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Investment	Balance at December 31, 2009	Contributions	Equity Income (loss)	Distributions	Return of Capital	Balance at December 31, 2010

Marc Realty	$57,560	$6,961	$1,776	$(4,147)	$—	$62,150
Sealy	15,647	—	(3,010)	(733)	—	11,904
Concord Debt Holdings	—	—	—	—	—	—
CDH CDO	—	—	—	—	—	—
WRT-ROIC Riverside	—	7,800	473	(390)	—	7,883
PSW NYC	—	10,871	(1,246)	—	(9,625)	—

Total	$73,207	$25,632	$(2,007)	$(5,270)	$(9,625)	$81,937

Marc Realty

On June 1, 2011 the Trust sold its equity interest in three properties to Marc Realty (8 South Michigan, 11 East Adams and 29 East Madison) for $18,544,000. The purchase price was paid $6,000,000 in cash and $12,544,000 in aggregate secured promissory notes. The Trust has received payments in full satisfaction of its $4,910,000 8 South Michigan loan and $2,265,000 11 East Adams loan. In addition, Marc Realty made $1,369,000 in payments on its 29 East Madison loan. At December 31, 2011, the 29 East Madison loan had an outstanding balance of $4,000,000.

During the fourth quarter of 2011, the Trust determined, based upon projected 2012 operating results and required capital improvements in the properties, a further evaluation of the potential impairment of its investment would be appropriate. The Trust recently entered into an agreement with Marc Realty concerning divestiture of certain of the assets. As a result, the Trust has determined that an impairment charge totaling $15,764,000 were to be recorded in the fourth quarter of 2011.

Of the properties in which the Trust held an equity interest at December 31, 2011, two downtown Chicago properties contain approximately 389,000 rentable square feet of the aggregate Marc Realty portfolio and accounted for $17,728,000 of the Trust’s December 31, 2011 carrying value. These two properties had occupancy of 79.1% at December 31, 2011, compared to 77.1% occupancy at December 31, 2010.

The balance of the portfolio, located in the Chicago suburbs, represents $9,417,000 of the Trust’s December 31, 2011 carrying value, contains approximately 1,018,000 square feet and was 78.2% occupied at December 31, 2011 compared to 80.9% occupied at December 31, 2010.

At December 31, 2011 the Marc Realty properties are encumbered with $59,159,000 of mortgage debt, with $9,789,000 of mortgage debt maturing in 2012, $21,156,000 maturing in 2013 and the remainder in 2014 or later.

The Trust recorded net loss of $16,746,000, inclusive of impairment charges, for the year ended December 31, 2011 and income of $1,776,000 for the year ended December 31, 2010. Additionally, the Trust received cash distributions of $2,540,000 and $4,147,000 from the investments during the years ended December 31, 2011 and 2010, respectively.

Northwest Atlanta Partners LP

The Trust owns, through a venture with Sealy, a 60% non-controlling ownership interest in 12 flex properties in Atlanta, Georgia containing an aggregate of 472,000 square feet of space. The Trust invested approximately $5,470,000 and the general partner, an affiliate of Sealy, invested approximately $3,647,000 for their 40% interest in the venture. The venture obtained a first mortgage loan of $28,750,000 bearing interest at 5.7%. In November 2010, the venture elected to stop making debt service payments and the loan was placed into special servicing.

In June 2011 the Trust made a $20,641,000 bridge loan to the venture. The bridge loan enabled the venture to satisfy its first mortgage loan at a discounted payoff amount of $20,500,000. As a result of the discounted payoff, the venture recognized gain on extinguishment of debt of approximately $9,170,000, inclusive of accrued interest and penalities totaling $2,410,000, of which the Trust’s share was $5,502,000.

In September 2011 the venture obtained replacement financing in the amount of $14,000,000, bearing interest at LIBOR + 5.35% and maturing on September 29, 2015. In connection with the financing, the venture purchased an interest rate cap which caps LIBOR at 1% through October 1, 2013. Net proceeds from the new loan plus additional capital contributions of $4,650,000 from the Trust and $3,100,000 from Sealy were used to pay off the Trust’s bridge loan.

Newmarket GP LLC

The Trust acquired, through a venture with Sealy, a 68% non-controlling ownership interest in a six building office-flex campus containing approximately 470,000 square feet in Atlanta, Georgia. The purchase price for the property was $47,000,000 including assumed debt. The venture assumed an existing $37,000,000, 6.12% first mortgage loan encumbering the property, maturing in November 2016.

In November 2010, the venture elected to stop making debt service payments and the loan has been placed into special servicing. The venture is attempting to negotiate a restructuring of the debt with the special servicer. In addition, the venture continues to aggressively market available space at the property for lease. There are no assurances that a restructuring or discounted repayment of the debt will be accomplished.

Airpark Nashville GP

The Trust acquired through a venture with Sealy, a 50% non-controlling ownership interest in 13 light distribution and service center properties in Nashville, Tennessee. The purchase price of $87,200,000 was financed through approximately $65,383,000 of proceeds, net of escrows and closing costs from a $74,000,000 5.77% first mortgage loan maturing in May 2012. Both Sealy and the Trust contributed $9,308,000 for their 50% ownership in the venture. The Trust is seeking an extension of the first mortgage loan as well as other concessions from the lender.

Sealy Impairments

During 2011 the Trust determined that, as a result of current market conditions, including current occupancy levels, current rental rates and an increase in terminal capitalization rates, the fair value of its equity investments in Sealy were below the carrying values. Accordingly, the Trust assessed whether this decline in value was other-than-temporary. In making this determination, the Trust considered the length of time which the decline has occurred, the length of time before an expected recovery and the lack of any comparables in the market. The Trust determined the fair value of its investments utilizing an unleveraged cash flow methodology and an estimated terminal capitalization rate. The cash flows were then discounted using an estimated market rate. Based on the foregoing, all of which requires significant judgment, the Trust concluded that the declines in value were other-than-temporary, and during 2011 the Trust recorded other-than-temporary impairment charges of $2,900,000, $900,000 and $1,494,000 on its investments in Sealy Northwest Atlanta, Sealy Newmarket, and Sealy Nashville, respectively.

The Trust has determined that the fair value of certain of its equity investments each marginally exceed their carrying values. While the ventures continue to aggressively market available space for lease and work with existing tenants for lease renewal, declines in occupancy could cause impairment of these ventures that could be material to the Trusts’s future results of operations.

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

As a result of the reorganization, Lex-Win was dissolved and transferred 100% of its interest in Concord to its members, the Trust and Lexington Realty Trust (“Lexington”). The underlying business assets of the former Lex-Win were separated into two distinct legal investment entities with identical ownership structures which are the reorganized Concord and a newly formed entity, CDH CDO. The Trust now holds 33.3% common member interests in each joint venture together with Lexington, and Inland.

Terms of the reorganization included a subsidiary of Concord selling 100% of the stock of CDFT to the newly formed CDH CDO for $9,500,000. The consideration was funded by Inland’s initial capital contribution to CDH CDO and was used by the subsidiary to partially repay its lenders. There was no financial statement impact to the Trust as a result of the reorganization since the investment had been written down to zero as of June 30, 2009.

During the year ended December 31, 2011 the Trust received cash distributions from Concord Debt Holdings LLC of $3,474,000. The Trust recognized equity income for the full amount of the distributions. The Concord Debt Holdings LLC balance sheet consisted of total assets of $27,394,000 and $126,463,000 at December 31, 2011 and 2010, respectively, and total liabilities of $150,000 and $99,321,000 at December 31, 2011 and 2010, respectively.

The Trust has suspended losses of $52,656,000 to offset against future equity income from Concord at December 31, 2011.

Concord CDO-1 Litigation

In January 2010, CDFT submitted for cancellation certain bonds issued by CDO-1 and held by CDFT. The trustee for CDO-1 refused to cancel such bonds and CDO-1 brought an action in the Delaware Court of Chancery seeking declaratory relief that such bonds should be cancelled and no longer remain outstanding. Pending the court’s decision, the trustee escrowed all payments on account of the bonds and distributions payable to CDFT from CDO-1’s assets. In addition, the trustee also escrowed any principal payments that could otherwise have been used for reinvestment by CDO-1 for additional or replacement assets. In May 2010 the Delaware Court of Chancery issued a ruling that the bonds submitted for cancellation should be deemed no longer outstanding effective January 2010. The trustee appealed the ruling and on March 4, 2011, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s ruling that the bonds submitted for cancellation should be deemed no longer outstanding effective January 2010. As a result, the trustee released the funds held in escrow thereby enabling CDO-1 to make all current and past due payments on its remaining bonds as well as to pay distributions. The Trust received distributions of $480,000 from CDH CDO for the year ended December 31, 2011.

Vintage Housing Holdings

In relation to its investment in Vintage Housing Holdings, the Trust has elected a one-month lag period. The lag period is allowed under the provisions of ASC 810-10 and is necessary in order for the Trust to consistently meet its regulatory filing deadlines. The Vintage Housing joint venture consolidated balance sheet consists of assets totaling $339,153,000, liabilities including mortgage notes payable of $287,996,000, and non-controlling interest of $13,780,000 as of November 30, 2011.

In March 2011 the Trust acquired developer fees and advances receivable owed by real estate partnerships for a purchase price of $7,000,000 in the first stage of the Vintage Housing Holdings transaction. In June 2011 the Trust closed on the second phase of the Vintage transaction to acquire for $18,200,000, plus a contribution of its previously purchased receivables, an effective 75% interest in the Vintage venture entitling us to a 12% preferred return from current cash flow. Vintage owns general partnership interests and certain developer fees and advances receivable from partnerships owning 25 multifamily and senior housing properties comprising 4,167 units located primarily in the Pacific Northwest and California.

The Trust has made additional investments in the Vintage platform during the third and fourth quarter of 2011, making contributions to the venture totaling $7,510,000. The venture’s new investments included a $1,500,000 contribution to a planned 231 unit multi-family project in Tacoma, Washington, a $4,300,000 acquisition of non-controlling partner interests in seven of the existing Vintage investments and $1,710,000 toward a purchase agreement to acquire 75% interests in the general partners of two multifamily properties comprising approximately 490 units located in California and Nevada.

New Joint Venture Investments

The Trust has made significant new investments during the quarter ended December 31, 2011 in SoCal Office Portfolio Loan and Sullivan Center that are discussed in detail in Note 4.

Separate Financial Statements for Unconsolidated Subsidiaries

The Trust has determined that for the periods presented in the Trust’s financial statements, certain of its unconsolidated subsidiaries have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Trust is required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to its Annual Report on Form 10-K as follows:

	September 30,	September 30,
Entity	Year(s) determined significant	Exhibit

Lex-Win Concord LLC	2009	99.1
Concord Debt Holdings LLC	2011	99.2
Sealy Northwest Atlanta Partners LP	2011	99.3
Sealy Newmarket General Partnership	2011	99.4

9.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $230,940,000 and $230,443,000 at December 31, 2011 and 2010, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at December 31, 2011 and 2010 are summarized as follows (in thousands):

	September 30,	September 30,		September 30,	September 30,	September 30,
Location of Collateral	Maturity	Spread Over LIBOR/Prime		Interest Rate at December 31, 2011	December 31, 2011	December 31, 2010

Andover, MA	—	—		N/A	$—	$6,135
S. Burlington, VT	—	—		N/A	—	2,629
Various	—	—		N/A	—	19,002
Lisle, IL	—	—		N/A	—	23,905
Meriden, CT	—	—		N/A	—	23,875
Chicago, IL (1)	Apr 2012	—		6.25%	8,900	9,100
Amherst, NY	Oct 2013	—		5.65%	15,682	16,116
Meriden, CT & Lisle, IL	Oct 2014	Libor + 2.5	% (2)	2.77%	21,000	—
Indianapolis, IN	Apr 2015	—		5.82%	4,169	4,245
Chicago, IL	Mar 2016	—		5.75%	20,522	20,828
Houston, TX	Apr 2016	—		6.26%	56,423	60,351
New York, NY	May 2016	Libor + 2.5	% (3)	3.50%	49,585	—
Lisle, IL	Mar 2017	—		5.55%	5,600	5,600
Orlando, FL	Jul 2017	—		6.40%	38,132	38,657
Plantation, FL	Apr 2018	—		6.48%	10,927	—

					$230,940	$230,443

(1)	The Trust is currently negotiating with the lender for a three year extension to April 28, 2015.

(2)	The loan has an interest rate cap which caps at LIBOR at 1%.

(3)	The loan has a LIBOR floor of 1%.

The following table summarizes future principal repayments as of December 31, 2011 (in thousands):

September 30,
Year	Amount
2012	$14,854
2013	21,307
2014	27,680
2015	11,144
2016	105,545
Thereafter	50,410

$230,940

The fair value of the Trust’s mortgage loans payable and revolving line of credit are less than their current carrying value by $12,604,000 and $22,042,000 at December 31, 2011 and 2010 respectively.

Non-Recourse Secured Financings

In January 2011 the Trust restructured the San Marbeya first mortgage loan receivable into a senior and junior participation and transferred the senior participation at par. For financial reporting purposes, the transfer of the financial asset is accounted for as a financing rather than a sale. As of December 31, 2011, the non-recourse secured financing has a carrying value of $15,150,000, bears interest at a rate of 4.85% and matures on January 1, 2015.

In October 2011, the Trust restructured the Hotel Wales first mortgage loan receivable into a senior and junior participation and transferred the senior participation at par. For financial reporting purposes, the transfer of the financial asset is accounted for as a financing rather than a sale. As of December 31, 2011, the non-recourse secured financing has a carrying value of $14,000,000, bears interest at a rate of LIBOR plus 1.25% with a LIBOR floor of 3.0% and matures on October 6, 2013.

10.	Revolving Line of Credit

The Trust has a revolving line of credit in the principal amount of $50,000,000 which bears interest at LIBOR plus 3% and has a maturity date of March 3, 2014 with a one year option to extend the maturity date to March 3, 2015. The Trust must comply with financial covenants on an ongoing basis. The covenants are tested as of the end of each quarter based upon results for the most recently ended quarter. The Trust was in compliance of its financial covenants under its revolving line of credit as of December 31, 2011.

The revolving credit line is recourse and as such is effectively collateralized by all of the Trust’s assets. The Trust has directly pledged certain unencumbered consolidated operating properties and loans receivable as the borrowing base for the revolving line of credit. The revolving credit line requires monthly payments of interest only. To the extent that the amounts outstanding under the facility are in excess of the borrowing base (as calculated), the Trust is required to make a principal payment to reduce such excess. The Trust may prepay from time to time without premium or penalty and re-borrow amounts prepaid.

The outstanding balance under the facility was $40,000,000 and $25,450,000 at December 31, 2011 and 2010, respectively. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $119,000 and $56,000 for years ended December 31, 2011 and 2010, respectively.

11.	Derivative Financial Instruments

The Trust has exposure to fluctuations in market interest rates. The Trust seeks to limit its risk to interest rate fluctuations through match financing on its assets as well as through hedging transactions. Specifically, the Trust enters into derivative financial instruments.

The Trust’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Trust uses interest rate swaps and interest rate caps and floors as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Trust making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate cap and floor agreements limit future volatility in interest expense.

For all interest rate hedges, the effective portion of changes in fair value of the hedge designated and that qualifies as a cash flow hedge is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Trust also assesses and documents, both at the hedging instruments inception and on an ongoing basis, whether the derivative instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedges designated and qualifying as cash flow hedges totaling ($29,000) and $22,000 of other comprehensive (income) loss for the years ended December 31, 2011 and 2010, respectively, as a component of comprehensive income.

The table below presents information about the Trust’s derivative financial instruments at December 31, 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap in Other Comprehensive Income	Change in Valuations Included in Other Comprehensive Income For the Year Ended December 31, 2011
Cap	October 2014	1.00%	$21,000	$174	$85	$(89)

The table below presents information about the Trust’s interest rate swap as of and for the year ended December 31, 2010 (dollars in thousands):

	September 30,	September 30,	September 30,		September 30,	September 30,	September 30,
Type	Maturity	Swap Rate	Notional Amount of Hedge		Cost of Hedge	Estimated Fair Value of Hedge in Other Comprehensive Income	Change in Hedge Valuations Included in Other Comprehensive Income For the Year Ended December 31, 2010
Swap	June 2011	0.925%	20,000	(1)	$—	$(63)	$(63)
Swap	June 2010	1.05%	23,000		—	—	85

(1)	Represents swap agreements related to the KeyBank Loan.

12.	Common Shares

The following table sets forth information relating to sales of Common Shares during the years ended December 31, 2009, 2010 and 2011:

	September 30,	September 30,		September 30,
Date of Issuance	Number of Shares Issued	Price per Share		Type of Offering
January 15, 2009	61,292	$10.85		DRIP (1)
April 15, 2009	7,462	$8.27		DRIP
July 15, 2009	37,982	$8.72		DRIP
October 15, 2009	63,471	$8.96		DRIP
November 27, 2009	4,450,781	$9.05		Rights Offering (2)
January 15, 2010	47,385	$12.73		DRIP
April 15, 2010	44,181	$13.75		DRIP
July 15, 2010	50,439	$12.15		DRIP
September 27, 2010	5,750,000	$12.25	(3)	Public Offering
October 15, 2010	48,398	$12.53		DRIP
January 15, 2011	58,161	$11.70		DRIP
April 6, 2011	5,750,000	$11.25	(3)	Public Offering
April 15, 2011	59,207	$11.63		DRIP
July 15, 2011	61,224	$11.35		DRIP
October 17, 2011	82,256	$8.46		DRIP

(1)	The Trust’s Dividend Reinvestment and Stock Purchase Plan.

(2)

Rights offering pursuant to which each holder of Common Shares and Series B-1 Preferred Shares received one basic subscription right for every three and one-half Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every three and one-half Common Shares issuable upon conversion of such Series B-1 Preferred Shares.

(3)	Before underwriting discount

13.	Common Share Options

In May 2007 the Trust’s shareholders approved the Winthrop Realty Trust 2007 Long Term Incentive Plan (the “2007 Plan”) pursuant to which the Trust can issue options to acquire Common Shares and restricted share awards to its Trustees, directors and consultants. There are 100,000 Common Shares reserved for issuance under the 2007 Plan and as of December 31, 2011, no stock options or restricted stock awards have been issued.

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

14.	Discontinued Operations

The Trust’s properties in Athens, Georgia; Lafayette, Louisiana; Kansas City, Kansas; St. Louis, Missouri; Knoxville, Tennessee; and Sherman, Texas are classified as discontinued operations.

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

The Lafayette, Louisiana and Sherman, Texas locations were classified as discontinued operations as of September 30, 2010. During the quarter ended September 30, 2010, management determined that the potential market rents were not sufficient to cover prospective ground lease payments plus the costs to convert these properties to multi-tenant facilities. Therefore the Trust decided to permit the ownership of the Sherman, Texas and Lafayette, Louisiana properties to revert back to the land owners as of November 1, 2010. The Trust recorded a $704,000 impairment charge related to these investments which is included in discontinued operations for the year ended December 31, 2010.

The Knoxville, Tennessee location was classified as discontinued operations as of September 30, 2010. During the quarter ended September 30, 2010, management determined that after having exercised its purchase option under its ground lease and acquiring the land in October 2010 the best course of action was to pursue a sale of the real estate. As a result, the Trust recorded a $626,000 impairment charge which is included in discontinued operations for the year ended December 31, 2010. In August 2011 the Trust sold its Knoxville, Tennessee property for net proceeds of $2,151,000.

With respect to Kroger’s purchase of the Athens, Georgia property, in accordance with a three party agreement between the Trust, Kroger and the land owner, an appraisal process was conducted to determine the fair market value of the property. As a result of the finalization of the appraisal process, the Trust recorded an impairment charge of $1,390,000 during the year ended December 31, 2010.

In January 2011 the Trust classified the St. Louis, Missouri property into discontinued operations. In February 2011 the Trust entered into an agreement to sell this property. In December 2011 the Trust sold its St. Louis, Missouri property for net proceeds of $1,485,000.

In August 2009 the First District Court of Wyandotte County, Kansas, appointed a receiver to operate and manage the Trust’s apartment complex in Kansas City, Kansas commonly referred to as Creekwood Apartments. In October 2009 a notice of foreclosure was issued on behalf of the first mortgage holder. The property was foreclosed in December 2009.

Results for discontinued operations for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Revenues	$265	$1,082	$2,735
Gain on sale of investments in real estate	392	—	—
Operating expenses	(227)	(109)	(706)
Depreciation and amortization	(2)	(155)	(536)
Impairment loss	—	(2,720)	—
Interest expense	—	—	(467)

Income (loss) from discontinued operations	$428	$(1,902)	$1,026

15.	Federal and State Income Taxes

The Trust has made no provision for regular current or deferred federal income taxes and no deferred state income taxes have been provided for on the basis that the Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum dividend requirements. As of December 31, 2011, the Trust has net operating loss carryforwards of approximately $932,000 which will expire in 2023. The Trust does expect to utilize approximately $23,108,000 of net operating loss carryforwards to offset 2011 taxable income. The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes.

The Trust’s capital loss carryforwards of $45,508,000 are not available in certain states and localities where the Trust has an obligation to pay income taxes. In addition, certain states and localities disallow state income taxes as a deduction and exclude interest income from United States obligations when calculating taxable income. Federal and state tax calculations can differ due to differing recognition of net operating losses. Accordingly, the Trust has recorded, $379,000, $134,000 and $157,000 in state and local taxes for the years ended December 31, 2011, 2010 and 2009, respectively.

The 2011, 2010 and 2009 cash dividends per Series B-1 Preferred Share for an individual shareholder’s income tax purposes were as follows:

	September 30,	September 30,	September 30,	September 30,
	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2011	$1.30	$—	$—	$1.30
2010	2.03	—	—	1.22
2009	1.22	—	—	1.63

The 2011 and 2010 cash dividends per Series C Preferred Share for an individual shareholder’s income tax purposes were as follows:

	September 30,	September 30,	September 30,	September 30,
	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2011	$1.30	$—	$—	$1.30
2010	2.03	—	—	2.03

The 2011 cash dividends per Series D Preferred Share for an individual shareholder’s income tax purposes were as follows:

	September 30,	September 30,	September 30,	September 30,
	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2011	$0.21	$—	$—	$0.21

The 2011, 2010 and 2009 cash dividends per Common Share for an individual shareholder’s income tax purposes were as follows:

	September 30,	September 30,	September 30,	September 30,
	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2011	$0.65	$—	$—	$0.65
2010	0.65	—	—	0.65
2009	0.65	—	0.10	0.75

The following table reconciles GAAP net income attributable to the Trust to taxable income (in thousands):

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009

Net income(loss) attributable to Winthrop Realty Trust	$10,933	$16,477	$(84,347)

Book/Tax differences from depreciation and amortization expense	4,588	189	1,512
Book/Tax differences of accretion of discount	(13,401)	(8,782)	(1,021)
Book/Tax differences of unrealized gains	(2,788)	(10,080)	(18,530)
Book/Tax differences on gains/losses from capital transactions	(5,842)	1,655	1,532
Book/Tax differences on Preferred Shares	1,428	1,563	(4,386)
Book/Tax differences for impairment losses	7,600	2,720	19,105
Book/Tax differences on investments in unconsolidated joint ventures	31,634	15,661	95,831
Other book/tax differences, net	(766)	(134)	607
Book/Tax differences on dividend income	(371)	93	1,642
Book/Tax differences of market discount	13,250	—	—

Taxable income	$46,265	$19,362	$11,945

16.	Commitments and Contingencies

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

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments which total approximately $14,461,000 at December 31, 2011. The Trust also has ground lease commitments of $1,228,000, $1,282,000, $1,405,000, $1,463,000 and $112,667,000 for the years ended December 31, 2012, 2013, 2014, 2015 and thereafter, respectively.

In 2011 the Trust was conveyed title to the land underlying the Churchill, Pennsylvania property. Prior to the conveyance of the land, a Phase II environmental study was performed. The study found that there were certain contaminants at the property all of which were within permitted ranges. In addition, given the nature and use of the property currently and in the past, it is possible that additional contamination could occur which could require remediation. The Trust believes that based on applicable law and existing agreements any such remediation costs would be the responsibility of a prior owner or tenant.

17.	Related-Party Transactions

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

The following table sets forth the fees and reimbursements paid by the Trust for the years ended December 31, 2011, 2010 and 2009 to FUR Advisors and Winthrop Management (in thousands):

	September 30,	September 30,	September 30,
	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Base Asset Management Fee	$7,690	$5,225	$3,233
WRP Sub-Management LLC Credit	—	(129)	(255)
Property Management Fee	537	248	262
Construction Management Fee	1	24	38

	$8,228	$5,368	$3,278

Base Asset Management Fee

Effective January 1, 2010, the Advisory Agreement was amended so that the determination of the issuance price of Common Shares reverted back to the pre-2009 definition such that the quarterly fee is to be calculated on the actual issuance price of Common Shares instead of a fixed price for Common Shares issued prior to January 1, 2009. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contribution by an unaffiliated third party to a venture managed by the Trust. The management fee paid by the Trust for third party equity contributions amounted to $49,000 for the year ended December 31, 2011. There was no fee for third party equity contributions in 2010 and 2009.

Incentive Fee

The incentive fee entitles FUR Advisors to receive (a) an amount equal to 20% of all dividends paid to beneficiaries of Common Shares after December 31, 2003 in excess of the Threshold Amount, hereinafter defined, and, (b) upon the termination of the Advisory Agreement, an amount equal to 20% of the “liquidation value” of the Trust in excess of the Threshold Amount at the termination date. As defined in the Advisory Agreement, the Threshold Amount is equal to (x) $71,300,000, increased by the net issuance price of all Common Shares, with an adjustment for Preferred Shares converted, issued after December 31, 2003, and decreased by the redemption price of all Common Shares redeemed after December 31, 2003, plus (y) a return on the amount, as adjusted, set forth in (x) equal to 7% per annum compounded annually. The incentive fee is reduced by any direct damages to the Trust if the Advisory Agreement is terminated by the Trust for cause.

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

Credits

WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors provided accounting, collateral management and loan brokerage services to CDO-1 and its subsidiaries. WRP Sub-Management received reimbursement of direct and indirect expenses totaling $716,000 and $1,108,000 for the years ended December 31, 2010 and 2009, respectively, in accordance with the terms of the agreement. Of these amounts, $259,000, and $511,000 were paid to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord and CDO-1 (the “Affiliate Amount”). Because the Trust pays an advisory fee to FUR Advisors whereas the Trust’s partners in Concord do not, the advisory fee payable to FUR Advisors by the Trust was reduced by 50% of the Affiliate Amount to ensure equal treatment of the Trust and its partners with respect to the reimbursements paid by Concord. For the years ended December 31, 2010 and 2009, the Trust received and utilized a credit of $129,000 and $255,000, respectively, against the base management fee.

Other Transactions

See Note 4 for additional activity between the Trust and Concord or CDH CDO.

18.	Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

September 30,
Year	Amount
2012	37,618
2013	36,612
2014	33,145
2015	30,534
2016	28,894
Thereafter	88,966

$255,769

One tenant represented more than 10% of the base rental revenues of the Trust for the year ended December 31, 2011 contributing approximately 21.8%. This tenant represented approximately 14.5% of the total rentable square footage of the consolidated operating portfolio.

Three tenants, each of which represented more than 10% of revenues and contributed approximately 44% and 41% of the base rental revenues of the Trust for the years ended December 31, 2010 and 2009, respectively. These tenants represented approximately 43% and 24%, of the total rentable square footage of the consolidated operating property portfolio for the years ended December 31, 2010 and 2009, respectively.

These revenues are reported in the operating properties business segment.

19.	Reportable Segments

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

The following table summarizes the Trust’s assets by business segment and capital expenditures incurred for the Trust’s operating properties for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	December 31, 2011	December 31, 2010

Assets
Operating properties	$442,209	$385,872
Loan assets	217,174	134,269
REIT securities	28,856	33,032
Corporate
Cash and cash equivalents	40,952	45,257
Restricted cash	3,914	8,593
Accounts receivable and prepaids	504	538
Deferred financing costs	318	292
Discontinued operations	6	2,275

Total Assets	$733,933	$610,128

Capital Expenditures
Operating Properties	$11,962	$6,121

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).

The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Operating Properties
Rents and reimbursements	$44,636	$38,059	$39,803
Operating expenses	(15,321)	(8,665)	(7,041)
Real estate taxes	(4,546)	(2,532)	(2,542)
Equity in income (loss) of Marc Realty investments	(982)	1,776	281
Equity in income (loss) of Sealy Northwest Atlanta	4,308	(710)	(457)
Equity in loss of Sealy Airpark Nashville	(1,034)	(1,107)	(1,056)
Equity in loss of Sealy Newmarket	(2,936)	(1,193)	(691)
Equity in income of Vintage	113	—	—

Operating income	24,238	25,628	28,297
Depreciation and amortization expense	(13,539)	(9,956)	(10,529)
Interest expense	(13,077)	(13,193)	(13,774)
Impairment loss on investments in real estate	(7,600)	—	(10,000)
Impairment loss on Marc Realty equity investments	(15,764)	—	(2,500)
Impairment loss on Sealy equity investments	(5,294)	—	—
Gain on extinguishment of debt	9,358	—	—
Gain on sale of equity investments	207	—	—
Settlement income	5,868	—	—
Gain on consolidation of property	818	—	—

Operating properties net income (loss)	(14,785)	2,479	(8,506)

Loan Assets
Interest	11,073	5,691	2,420
Discount accretion	13,401	8,782	1,022
Equity in earnings of preferred equity investment in Marc Realty	338	338	78
Equity in earnings (loss) of Lex-Win Concord	258	—	(66,904)
Equity in earnings of Concord Debt Holdings	3,216	—	—
Equity in earnings of CDH CDO	480	—	—
Equity in earnings of ROIC Riverside	936	473	—
Equity in earnings of ROIC Lakeside Eagle	664	—	—
Equity in earnings of 46th Street Gotham	621	—	—
Equity in earnings of Sofitel	2,177	—	—
Equity in earnings of RE CDO Management	46	—	—
Equity in earnings of Socal Office Loan Portfolio	272	—	—
Equity in loss of PSW NYC	—	(1,246)	—
Gain on loan securities carried at fair value	—	469	—
Unrealized gain on loan securities carried at fair value	2,738	5,011	—

Operating income (loss)	36,220	19,518	(63,384)
General and administrative expense	(75)	(300)	(235)
Interest expense	(850)	—	—
Impairment loss on preferred equity investments	—	—	(2,186)
Impairment loss on investment in Lex-Win Concord	—	—	(31,670)
Impairment loss on available for sale loan	—	—	(203)
Provision for loss on loans receivable	—	—	(2,152)

Loan assets net income (loss)	35,295	19,218	(99,830)

REIT Securities
Dividends	984	2,655	3,894
Gain on sale of securities carried at fair value	123	558	5,416
Unrealized gain on securities carried at fair value	2,788	5,060	17,862
Equity in loss of Lex-Win Acquisition, LLC	—	—	(95)

Operating income	3,895	8,273	27,077
Interest expense	—	—	(75)

REIT securities net income	3,895	8,273	27,002

Net Income (Loss)	24,405	29,970	(81,334)
Reconciliations to GAAP Net Income (Loss):
Corporate Income (Expense)
Interest and other income	1,179	139	172
General and administrative	(11,692)	(8,526)	(7,068)
Interest expense	(2,094)	(2,182)	(2,815)
Gain (loss) on redemption of Series B-1 Preferred Shares	(100)	—	5,681
Gain on conversion of Series B-1 Preferred Shares	—	—	1,165
State and local taxes	(379)	(134)	(157)

Income (loss) from continuing operations before non-controlling interest	11,319	19,267	(84,356)
Non-controlling interest	(814)	(888)	(1,017)

Income (loss) from continuing operations attributable to Winthrop Realty Trust	10,505	18,379	(85,373)
Income (loss) from discontinued operations attributable to Winthrop Realty Trust	428	(1,902)	1,026

Net Income (Loss) Attributable to Winthrop Realty Trust	$10,933	$16,477	$(84,347)

20.	Variable Interest Entities

Consolidated Variable Interest Entities

The Trust has identified two consolidated variable interest entities, Deer Valley, Arizona and the Andover net lease property. Consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The third parties’ interests in these consolidated entities are reflected as non-controlling interest in the accompanying consolidated

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments—The Trust has reviewed its various equity method and preferred equity investments and identified 15 variable interests for which the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. These unconsolidated joint ventures are those where we are not the primary beneficiary of a VIE.

Vintage Housing Holdings LLC Equity Investment—The Trust has concluded that its equity method investment in its Vintage Housing joint venture is a variable interest in a VIE. This assessment is primarily based on the fact that the voting rights of the members are not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. While the Trust maintains certain protective rights under the terms of the agreements governing Vintage Housing, the power to direct the activities that most significantly impact the economics of the investment is vested in the Trust’s joint venture partner and managing member.

Loans Receivable and Loan Securities—The Trust has reviewed its loans receivable and loan securities and certain of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support.

Certain loans receivable and loan securities which have been determined to be VIEs are performing assets, meeting their debt service requirements, and the borrowers hold title to the collateral. In these cases the borrower holds legal title to the real estate collateral and has the power to direct the activities that most significantly impact the economic performance of the VIE, including management and leasing activities. In the event of default under these loans the Trust only has protective rights and has the risk to absorb losses only to the extent of its loan investment. The borrower has been determined to be the primary beneficiary for these performing assets.

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

The following is an unaudited condensed summary of the results of operations by quarter for the years ended December 31, 2011 and 2010. The Trust believes all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

	September 30,	September 30,	September 30,	September 30,
	Quarters Ended
(In thousands, except per-share data)	March 31	June 30	September 30	December 31

2011

Revenues	$20,658	$16,328	$16,344	$16,764

Net income (loss)	$7,198	$3,728	$9,846	$(9,839)

Net income (loss) applicable to Common Shares	$7,139	$3,670	$9,787	$(10,587)

Per share
Net income (loss) applicable to Common Shares, basic	$0.26	$0.11	$0.30	$(0.32)

Net income (loss) applicable to Common Shares, diluted	$0.26	$0.11	$0.30	$(0.32)

2010

Revenues	$12,529	$13,025	$14,192	$15,441

Net income	$4,205	$4,576	$3,808	$3,888

Net income applicable to Common Shares	$4,092	$4,518	$3,749	$3,830

Per share
Net income applicable to Common Shares, basic	$0.20	$0.21	$0.18	$0.14

Net income applicable to Common Shares, diluted	$0.20	$0.21	$0.18	$0.14

22.	Subsequent Events

All relevant events or transactions that occurred after the balance sheet date not otherwise disclosed and incorporated in the Notes to the Consolidated Financial Statements are described below.

Southern California Office Portfolio Note—On January 6, 2012, Socal Loan obtained a $40,000,000 repurchase facility. All of the net proceeds from the repurchase facility were distributed entirely to the Trust in partial redemption of the Trust’s interest in the Socal Loan resulting in a decrease in the Trust’s ownership interest in the Socal Loan to approximately 56%. Pursuant to the repurchase facility: (i) monthly payments on the funds advanced at a rate of LIBOR (with a 1% LIBOR floor) plus 9% are required to be made by the joint venture; (ii) interest at the rate of 2% is added to the repurchase price; (iii) the Socal Loan is required to repurchase the C-Note on January 6, 2014, however the Socal Loan has the right, subject to certain conditions including the payment of a 0.5% extension fee, to extend the repurchase date for two six-month extensions; (iv) the Socal Loan is permitted to voluntarily repurchase the C-Note at any time, provided, however, if such repurchase is made prior to April 30, 2013, the Socal Loan is required to pay a make-whole amount equal to the interest payable on the amount advanced through April 30, 2013 less any interest previously paid; and (v) upon repurchase, the Socal Loan is required to pay an exit fee of 1.5% if such repurchase is during the initial term or 1.0% if during an extended term. The repurchase date is subject to acceleration in the event of customary payment and covenant defaults by the Socal Loan but not a default on the C-Note so long as the Socal Loan continues to make the required payments under the repurchase facility.

The obligations under the repurchase facility are fully recourse to the Socal Loan. In addition, the Trust provided the purchaser under the repurchase facility a guaranty for customary “bad-boy” acts, including bankruptcy, fraud or intentional misrepresentation, bad faith contesting of a claim by the purchaser under the repurchase facility, liens on the C-Note, and misappropriation of funds. In addition, the Trust agreed to guaranty all interest payments under the repurchase facility during its term. The Trust’s joint venture partner, New Valley LLC, has agreed to reimburse and indemnify us for its proportionate share of any payments required to be made by us on account of the guarantees provided by us.

Sullivan Center—On February 3, 2012 the Trust acquired through its venture with Elad the first mortgage loan secured by Sullivan Center, Chicago, Illinois for a purchase price of approximately $128,000,000. In connection with the consummation of the transaction, the Trust formed two substantially identical 50/50 joint ventures with Elad; one to hold a mezzanine loan (“ML joint venture”), and the other to hold a future profits participation interest in the mezzanine loan borrower, (“PP joint venture”). Upon acquisition, the original loan was restructured into: (i) a $100,000,000 non-recourse mortgage loan provided by a third party lender; (ii) a $47,500,000 mezzanine loan (inclusive of additional advances for reserves, property expenses and transaction costs) held by the ML joint venture; and (iii) a profits participation in the property held by the PP joint venture.

The $100,000,000 non-recourse mortgage loan has a three year term, is prepayable without premium after 20 months, bears interest at 11% per annum, of which up to 3% accrues, and requires payments of interest only. The lender has also agreed to provide up to an additional $8,650,000 in additional advances for tenant improvements, leasing commissions and capital expenditures. This loan is a bridge facility to be used for the completion of the property’s lease-up.

The $47,500,000 mezzanine loan has a six year term, bears interest at 15% per annum, 5% of which accrues on a compounded basis, and requires payments of interest only. If the mezzanine loan is not satisfied at maturity or an event of default occurs, the borrower is required to pay an additional $18,000,000 together with a 15% compounded return on such amount, which represents the discount on the purchase price paid by the ML joint venture and the PP joint venture together with accrued default interest and expenses. In addition, the ML joint venture has agreed to provide approximately $4,400,000 to fund the costs associated with the completion of the build out of its two retail anchors, Target and DSW, as well as for 80% of additional tenant improvements, leasing commissions and capital expenditures not funded under the mortgage loan. Both the interest rate and compounded return are subject to adjustment as described below.

The PP joint venture acquired a 65% future profits participation. The profits participation is in excess of all amounts due under the mezzanine loan. If a $3,000,000 principal payment is made on the mezzanine loan on or prior to December 31, 2012, the interest rate and compounded return are increased to 15.5% and the profits participation is decreased to 60%.

Stamford Portfolio Loan—On February 17, 2012, the Trust invested $8,036,000 in a venture with Mack-Cali Realty Corporation that acquired for $40,000,000 a senior mezzanine loan with a fair value of $50,000,000. The mezzanine loan is collateralized by the equity interests in a premier seven building portfolio contanining 1,670,000 square feet of Class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford, Connecticut Central Business District.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Trust’s disclosure controls and procedures are effective.

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

As of December 31, 2011 the Trust’s management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting. The Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2011.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Trustees of the Trust may be found under the caption “Election of Trustees” presented in our Proxy Statement for the Annual Meeting of Shareholders, expected to be held in May 2012, which we refer to as the Proxy Statement. That information is incorporated herein by reference.

The information in the Proxy Statement under the captions “Executive Officers” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Financial Expert” and “Code of Ethics” presented in the Proxy Statement is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information in the Proxy Statement under the captions “Compensation of Trustees” and “Executive Compensation” presented in the Proxy Statement is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement under the caption “Security Ownership of Trustees, Officers and Others” presented in the Proxy Statement is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Proxy Statement under the caption “Certain Transactions and Relationships” and “Independence of Trustees” presented in the Proxy Statement is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Proxy Statement under the captions “Compensation of Trustees” and “Principal Accountant Fees and Services” presented in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm on page 56 of ITEM 8.

Management’s Report on Internal Controls over Financial Reporting on page 103 of ITEM 9A.

Consolidated Balance Sheets—December 31, 2011 and 2010 on page 57 of ITEM 8.

Consolidated Statements of Operations and Comprehensive Income—For the Years Ended December 31, 2011, 2010 and 2009 on page 58 of ITEM 8.

Consolidated Statements of Shareholders’ Equity—For the Years Ended December 31, 2011, 2010 and 2009 on page 59 of ITEM 8.

Consolidated Statements of Cash Flows—For the Years Ended December 31, 2011, 2010 and 2009 on pages 61 and 62 of ITEM 8.

Notes to Consolidated Financial Statements on pages 63 through 102 of ITEM 8.

(2) Financial Statement Schedules:

Schedule III—Real Estate and Accumulated Depreciation.

Schedule IV—Mortgage Loans on Real Estate

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

WINTHROP REALTY TRUST

Dated: March 15, 2012	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: March 15, 2012	By:	/s/ Thomas Staples
Thomas Staples
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Ashner	Trustee	March 15, 2012

/s/ Carolyn Tiffany	Trustee	March 15, 2012

Arthur Blasberg, Jr.
Howard Goldberg
Thomas McWilliams
Lee Seidler
Steven Zalkind	Trustee	March 15, 2012

By:	/s/ Carolyn Tiffany
Carolyn Tiffany, as attorney-in fact

WINTHROP REALTY TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

At December 31, 2011

(amounts in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Initial Cost to Registrant		Cost capitalized/(impaired) subsequent to acquisition	As of December 31, 2011
			Mortgage		Building and	Land/Building and		Building and		Accumulated	Date
Description	Location	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	Life

Continuing Operations:

Office	Orlando	FL	$38,132	$—	$17,248	$42	$—	$17,290	$17,290	$3,080	11/2004	40 yrs
Office	Plantation	FL	10,927	—	8,915	4,020	4,000	8,935	12,935	1,591	11/2004	40 yrs
Office	Indianapolis	IN	4,169	270	1,609	6,667	1,763	6,783	8,546	3,554	10/1974	40 yrs
Office	Chicago	IL	20,522	—	23,635	2,179	—	25,814	25,814	4,302	10/2005	40 yrs
Office	Amherst	NY	15,682	1,591	18,027	—	1,591	18,027	19,618	2,986	5/2005	40 yrs
Office	Andover	MA	—	—	7,611	718	1,200	7,129	8,329	1,149	12/2005	40 yrs
Office	South Burlington	VT	—	—	3,099	308	—	3,407	3,407	485	12/2005	40 yrs
Office	Chicago	IL	8,900	1,149	9,989	5,126	1,149	15,115	16,264	1,555	10/2007	40 yrs
Office	Houston	TX	56,423	7,075	62,468	—	7,075	62,468	69,543	11,062	1/2005	40 yrs
Office	Lisle	IL	5,753	3,774	16,371	1,309	3,774	17,680	21,454	2,544	2/2006	40 yrs
Office	Lisle	IL	1,657	2,361	6,298	(2,498)	2,361	3,800	6,161	922	2/2006	40 yrs
Office	Lisle	IL	5,600	780	2,803	462	780	3,265	4,045	456	2/2006	40 yrs
Office	Phoenix	AZ	—	801	7,387	3,327	801	10,714	11,515	676	8/2010	40 yrs
Office	Englewood	CO	—	2,580	5,403	2,695	2,580	8,098	10,678	347	11/2010	40 yrs
Office	Englewood	CO	—	1,829	5,612	741	1,829	6,353	8,182	351	12/2010	40 yrs
Office	New York	NY	49,585	—	52,778	2,679	—	55,457	55,457	226	0/2011	40 yrs

			217,350	22,210	249,253	27,775	28,903	270,335	299,238	35,286

Retail	Atlanta	GA	—	—	4,633	5	—	4,638	4,638	826	11/2004	40 yrs
Retail	Louisville	KY	—	—	2,722	376	373	2,725	3,098	485	11/2004	40 yrs
Retail	Greensboro	NC	—	—	3,797	4	—	3,801	3,801	677	11/2004	40 yrs
Retail	Memphis	TN	—	—	760	637	635	762	1,397	135	11/2004	40 yrs
Retail	Denton	TX	—	—	1,574	1,170	915	1,829	2,744	285	11/2004	40 yrs
Retail	Seabrook	TX	—	—	1,393	619	616	1,396	2,012	249	11/2004	40 yrs

			—	—	14,879	2,811	2,539	15,151	17,690	2,657

Other	Jacksonville	FL	—	2,166	8,684	1,491	2,166	10,175	12,341	1,858	11/2004	40 yrs
Other	Churchill	PA	—	—	23,834	(14,525)	—	9,309	9,309	3,754	11/2004	40 yrs
Other	Meriden	CT	13,590	2,887	22,367	—	2,887	22,367	25,254	1,001	10/2010	40 yrs

			13,590	5,053	54,885	(13,034)	5,053	41,851	46,904	6,613

Total from Continuing Operations			$230,940	$27,263	$319,017	$17,552	$36,495	$327,337	$363,832	$44,556

The aggregate cost in the properties for federal income tax purposes was approximately $289,808

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Real Estate
Balance at beginning of period	$308,499	$249,078	$267,706
Additions during the period:
Land	—	9,408	—
Buildings and improvements	11,962	6,121	2,548
Consolidation of 450 West 14th Street	52,778	—	—
Consolidation of Deer Valley	—	8,188	—
Consolidation of Newbury Apartments	—	25,254	—
Consolidation of Crossroads II	—	7,983	—
Purchase of Crossroads I	—	7,441	—
Transfer (to) from discontinued operations, net	(1,639)	(3,970)	(10,811)
Impairments during the period	(7,600)	—	(10,000)
Disposal of fully amortized assets	(168)	(1,004)	(365)

Balance at end of period	$363,832	$308,499	$249,078

Accumulated Depreciation
Balance at beginning of period	$36,232	$31,269	$25,901
Additions charged to operating expenses	8,644	6,399	6,652
Transfer (to) from discontinued operations, net (1)	(152)	(432)	(919)
Disposal of fully amortized assets	(168)	(1,004)	(365)

Balance at end of period	$44,556	$36,232	$31,269

(1)

In 2011, the St. Louis, Missouri property was placed into discontinued operations. In 2010, the Lafayette, Louisiana; Knoxville, Tennessee; and Sherman, Texas properties were placed into discontinued operations. In 2009, the Athens, Georgia property was placed into discontinued operations and the Kansas City, Kansas property was foreclosed.

Schedule IV

Mortgage Loans on Real Estate

December 31, 2011

(Amounts in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Type of Loan	Location	Interest Rate	Contratual Maturity Date	Periodic Payment Terms	Senior Liens	Face Value	Outstanding Principal	Carrying Amount (1)

Whole Loan	New York, NY	LIBOR + 4.0%	10/05/13	Interest Only	—	$20,000	$20,000	$20,101
Whole Loan	Tempe, AZ	5.88%	01/01/15	Amortizing	—	30,466	26,351	26,501
B-Note	San Francisco, CA	9.75%	06/09/12	Interest Only	35,000	15,000	11,468	11,555
B-Note	New York, NY	7.19%	07/11/16	Amortizing	244,887	11,638	9,931	9,979
Mezzanine	San Francisco, CA	15.00%	06/09/12	Interest Only	73,796	4,800	4,800	4,846
Mezzanine	Various / Florida	LIBOR + 1.23%	07/09/12	Interest Only	120,000	20,000	18,786	18,805
Mezzanine	Chicago, IL	8.0%	05/31/16	Interest Only	10,494	4,000	4,000	4,028
Mezzanine Other (2)	Various	Various	Various	Interest Only	60,867	9,882	8,747	8,768
Corporate Loan	n/a	15.00%	10/31/14	Interest Only	—	9,750	9,750	9,750

						$125,536	$113,833	$114,333

(1)	Carrying amount of loans receivable includes accrued interest of $500 at December 31, 2011.

(2)	Line item includes four mezzanine loans each of which represent less than 3% of the total Loan Assets.

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans for the years ended December 31, 2011, 2010, and 2009.

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance at January 1	$110,395	$26,101	$22,876
Purchase and advances	67,619	122,301	31,514
Proceeds from sale	—	(12,876)	—
Interest (received) accrued, net	(37)	361	74
Repayments	(70,289)	(15,064)	(11,467)
Provision for loan loss allowance	—	—	(2,152)
Loan accretion	13,401	8,782	1,021
Discount accretion received in cash	(13,290)	—	—
Reclass to investment in real estate	—	(19,210)	—
Reclass from loan securities	662	—	—
Reclass from equity investments	12,544	—	—
Reclass from other assets	—	—	40
Reclass to equity investments	(4,650)	—	(15,805)
Reclass to preferred investments	(2,022)	—	—

Balance at December 31	$114,333	$110,395	$26,101

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009—Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	—

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009—Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	—

3.3	Amendment to By-laws—Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	—

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust—Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005—Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	—

4.4	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005.	*

4.5	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011— Incorporated by reference to the Trust’s Form 8-K filed November 28, 2011.	—

4.6	Certificate of Designations of 9.25% Series D Cumulative Convertible Preferred Shares of Beneficial Interest—Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	—

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Convertible Preferred Shares of Beneficial Interest—Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer—Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	—

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement—Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	—

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement—Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	—

10.5	Amendment No. 3 to Second Amended and Restated Advisory Agreement—Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 2, 2012.	—

Exhibit	Description	Page Number

10.6	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	—

10.7	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	—

10.8	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	—

10.9	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	—

10.10	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	—

10.16	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	—

10.19	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association. Incorporated by reference to Exhibit 10.19 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.	—

10.20	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. Incorporated by reference to Exhibit 10.20 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.	—

21	List of Subsidiaries	*

23.1	Consent of Independent Accounting Firm – PricewaterhouseCoopers LLP	*

23.2	Consent of Independent Accounting Firm – PricewaterhouseCoopers LLP (Lex-Win Concord financials)	*

23.3	Consent of Independent Accounting Firm – KPMG LLP (Concord Debt Holdings LLC financials)	*

23.4	Consent of Independent Accounting Firm – Frazier & Deeter, LLC (Sealy Northwest Atlanta Partners LP financials)	*

23.5	Consent of Independent Accounting Firm – Frazier & Deeter, LLC (Sealy Newmarket General Partnership financials)	*

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Consolidated Financial Statements of Lex-Win Concord LLC	*

99.2	Consolidated Financial Statements of Concord Debt Holdings LLC	*

99.3	Consolidated Financial Statements of Sealy Northwest Atlanta Partners LP	*

99.4	Consolidated Financial Statements of Sealy Newmarket General Partnership LLC	*

101.INS	XBRL Report Instance Document	†

101.SCH	XBRL Taxonomy Extension Schema Document	†

101.CAL	XBRL Taxonomy Calculation Linkbase Document	†

101.LAB	XBRL Taxonomy Label Linkbase Document	†

101.PRE	XBRL Presentation Linkbase Document	†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†

*	filed herewith

†	Indicates furnished herewith