Form 10-Q
period 2012-03-31
Winthrop Realty Trust
filed 2012-05-10
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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

As of May 1, 2012 there were 33,066,280 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Item 1. Financial Information

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)	(unaudited)
ASSETS
Investments in real estate, at cost
Land	$36,495	$36,495
Buildings and improvements	328,556	327,337

	365,051	363,832
Less: accumulated depreciation	(47,071)	(44,556)

Investments in real estate, net	317,980	319,276
Cash and cash equivalents	79,526	40,952
Restricted cash held in escrows	8,549	3,914
Loans receivable, net	116,399	114,333
Accounts receivable, net of allowances of $512 and $639, respectively	18,165	16,140
Securities carried at fair value	33,700	28,856
Loan securities carried at fair value	5,473	5,309
Preferred equity investment	1,500	5,520
Equity investments	152,148	162,142
Lease intangibles, net	35,644	36,305
Deferred financing costs, net	1,088	1,180
Assets held for sale	6	6

TOTAL ASSETS	$770,178	$733,933

LIABILITIES
Mortgage loans payable	$230,257	$230,940
Non-recourse secured financing	29,150	29,150
Revolving line of credit	—	40,000
Accounts payable and accrued liabilities	14,672	16,174
Dividends payable	5,371	5,369
Deferred income	464	502
Below market lease intangibles, net	2,782	2,962

TOTAL LIABILITIES	282,696	325,097

COMMITMENTS AND CONTINGENCIES

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 5,060,000 shares authorized and 4,820,000 shares outstanding at March 31, 2012 and 1,840,000 shares authorized and 1,600,000 shares outstanding at December 31, 2011	120,500	40,000
Common Shares, $1 par, unlimited shares authorized; 33,053,502 and 33,041,034 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	33,053	33,041
Additional paid-in capital	623,284	626,099
Accumulated distributions in excess of net income	(309,289)	(311,246)
Accumulated other comprehensive loss	(124)	(92)

Total Winthrop Realty Trust Shareholders’ Equity	467,424	387,802
Non-controlling interests	20,058	21,034

Total Equity	487,482	408,836

TOTAL LIABILITIES AND EQUITY	$770,178	$733,933

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Revenue
Rents and reimbursements	$12,540	$10,986
Interest, dividends and discount accretion	5,518	9,672

	18,058	20,658

Expenses
Property operating	4,552	4,045
Real estate taxes	1,254	1,255
Depreciation and amortization	3,719	3,481
Interest	3,789	4,613
General and administrative	3,031	2,524
State and local taxes	6	29

	16,351	15,947

Other income (loss)
Earnings from preferred equity investments	—	83
Equity in income (loss) of equity investments	424	(1,355)
Realized gain on sale of securities carried at fair value	26	124
Unrealized gain on securities carried at fair value	4,932	886
Unrealized gain on loan securities carried at fair value	164	2,813
Interest income	102	93

	5,648	2,644

Income from continuing operations	7,355	7,355
Discontinued operations
Income (loss) from discontinued operations	(3)	47

Consolidated net income	7,352	7,402
(Income) loss attributable to non-controlling interest	901	(204)

Net income attributable to Winthrop Realty Trust	8,253	7,198
Income attributable to non-controlling redeemable preferred interest	—	(59)
Income attributable to Series D Preferred Shares	(925)	—

Net income attributable to Common Shares	$7,328	$7,139

Per Common Share data—Basic
Income from continuing operations	$0.22	$0.26
Income from discontinued operations	—	—

Net income attributable to Winthrop Realty Trust	$0.22	$0.26

Per Common Share data—Diluted
Income from continuing operations	$0.22	$0.26
Income from discontinued operations	—	—

Net income attributable to Winthrop Realty Trust	$0.22	$0.26

Basic Weighted-Average Common Shares	33,052	27,079

Diluted Weighted-Average Common Shares	33,052	27,081

Comprehensive income
Consolidated net income	$7,352	$7,402
Change in unrealized gain on interest rate derivative	(32)	63

Comprehensive income	$7,320	$7,465

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

						Accumulated	Accumulated
	Cumulative Redeemable Series D Preferred Shares		Common Shares of Beneficial Interest		Additional	Distributions	Other	Non-
					Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income	Interests	Total
Balance, December 31, 2011	1,600	$40,000	33,041	$33,041	$626,099	$(311,246)	$(92)	$21,034	$408,836

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	8,253	—	—	8,253
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	(901)	(901)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(101)	(101)
Contributions from non-controlling interests	—	—	—	—	—	—	—	218	218
Purchase of non-controlling interests	—	—	—	—	(208)	—	—	(192)	(400)
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.1625 per share)	—	—	—	—	—	(5,371)	—	—	(5,371)
Dividends paid or accrued on Series D Preferred Shares ($0.57813 per share)	—	—	—	—	—	(925)	—	—	(925)
Net proceeds from Series D Preferred Share offering	3,220	80,500	—	—	(2,728)	—	—	—	77,772
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	(32)	—	(32)
Stock issued pursuant to dividend reinvestment plan	—	—	12	12	121	—	—	—	133

Balance, March 31, 2012	4,820	$120,500	33,053	$33,053	$623,284	$(309,289)	$(124)	$20,058	$487,482

						Accumulated	Accumulated
	Cumulative Redeemable Series D Preferred Shares		Common Shares of Beneficial Interest		Additional	Distributions	Other	Non-
					Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income	Interests	Total
Balance, December 31, 2010	—	$—	27,030	$27,030	$569,586	$(300,782)	$(63)	$14,076	$309,847

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	7,198	—	—	7,198
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	204	204
Distributions to non-controlling interests	—	—	—	—	—	—	—	(118)	(118)
Contributions from non-controlling interests	—	—	—	—	—	—	—	277	277
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.1625 per share)	—	—	—	—	—	(4,402)	—	—	(4,402)
Dividends paid or accrued on Series C Preferred Shares ($0.40625 per share)	—	—	—	—	—	(59)	—	—	(59)
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	63	—	63
Shares issued pursuant to dividend reinvestment plan			58	58	622	—	—	—	680

Balance, March 30, 2011	—	$—	27,088	$27,088	$570,208	$(298,045)	$—	$14,439	$313,690

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$7,352	$7,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of of deferred financing costs)	2,616	2,409
Amortization of lease intangibles	1,178	1,237
Straight-lining of rental income	(1,446)	(346)
Loan discount accretion	(2,833)	(6,504)
Earnings of preferred equity investments	—	(83)
Distributions of income from preferred equity investments	97	59
(Income) losses of equity investments	(424)	1,355
Distributions of income from equity investments	2,764	1,166
Restricted cash held in escrows	(204)	1,501
Gain on sale of securities carried at fair value	(26)	(124)
Unrealized gain on securities carried at fair value	(4,932)	(886)
Unrealized gain on loan securities carried at fair value	(164)	(2,813)
Tenant leasing costs	(671)	(260)
Bad debt (recovery) expense	(127)	116
Net change in interest receivable	(7)	(226)
Net change in accounts receivable	(452)	149
Net change in accounts payable and accrued liabilities	(348)	63

Net cash provided by operating activities	2,373	4,215

Cash flows from investing activities
Investments in real estate	(2,469)	(3,293)
Investment in equity investments	(23,835)	(27,190)
Proceeds from sale of equity investments	250	—
Return of capital distribution from equity investments	38,100	—
Purchase of securities carried at fair value	(4,188)	(568)
Proceeds from sale of securities carried at fair value	4,302	19,915
Restricted cash held in escrows	(4,421)	(7,927)
Issuance and acquisition of loans receivable	(2,521)	(2,773)
Collection of loans receivable	357	170
Investment in other receivables	—	(7,000)

Net cash provided by (used in) investing activities	5,575	(28,666)

Cash flows from financing activities
Proceeds from mortgage loans payable	743	11,000
Principal payments of mortgage loans payable	(1,426)	(29,288)
Proceeds from revolving line of credit	—	27,324
Proceeds from issuance of Series D Preferred Shares	77,772	—
Payment of revolving line of credit	(40,000)	(18,899)
Proceeds from note payable	—	15,150
Restricted cash held in escrows	(10)	(629)
Deferred financing costs	(9)	(612)
Contribution from non-controlling interest	218	277
Distribution to non-controlling interest	(101)	(118)
Purchase of non-controlling interests	(400)	—
Issuance of Common Shares under Dividend Reinvestment Plan	133	680
Dividend paid on Common Shares	(5,369)	(4,392)
Dividend paid on Series D Preferred Shares	(925)	—
Dividend paid on Series C Preferred Shares	—	(59)

Net cash provided by financing activities	30,626	434

Net increase (decrease) in cash and cash equivalents	38,574	(24,017)
Cash and cash equivalents at beginning of period	40,952	45,257

Cash and cash equivalents at end of period	$79,526	$21,240

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, continued)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Supplemental Disclosure of Cash Flow Information

Interest paid	$3,721	$4,754

Taxes paid	$161	$18

Supplemental Disclosure on Non-Cash Investing and Financing Activities

Dividends accrued on Common Shares	$5,371	$4,402

Dividends accrued on Series C Preferred Shares	$—	$39

Capital expenditures accrued	$1,583	$122

Other receivables	$—	$(1,459)

Transfer to loan securities carried at fair value	$—	$662

Transfer from loans receivable	$(2,938)	$(662)

Transfer from preferred equity	$(3,923)	$—

Transfer to equity investment	$6,861	$—

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

1.	Organization

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

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three specific areas: (i) ownership of investment properties (“operating properties”); (ii) origination and acquisition of loans and debt securities collateralized directly or indirectly by commercial and multi-family real property, including collateral mortgage-backed securities and collateral debt obligation securities (collectively “loan assets”); and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated financial statements represent the consolidated results of Winthrop, its wholly-owned taxable REIT subsidiary, WRT TRS Management Corp. and the Operating Partnership. All majority-owned subsidiaries and affiliates over which the Trust has financial and operating control and variable interest entities (“VIE”s) in which the Trust has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Trust accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Trust’s share of the earnings of these joint ventures and companies is included in consolidated net income.

Earnings Per Share

The Trust determines basic earnings per share on the weighted average number of Common Shares outstanding during the period and reflects the impact of participating securities. Prior to November 18, 2011, when the Trust repurchased 100% of the Series B-1 Cumulative Convertible Redeemable Preferred Shares (Series B-1 Preferred Shares) and the Series C Cumulative Convertible Redeemable Preferred Shares (Series C Preferred Shares), the holders of the Trust’s Series B-1 Preferred Shares and Series C Preferred Shares were entitled to receive cumulative preferential dividends on a quarterly basis equal to the greater of (i) $0.40625 per share quarterly (6.5% of the liquidation preference on an annualized basis) or (ii) cash dividends payable on the number of Common Shares into which the Series B-1 Preferred Shares and Series C Preferred Shares (assuming for this purpose that the conversion price of the Series C Preferred Shares equals the conversion price of the Series B-1 Preferred Shares) were convertible. The Trust computes diluted earnings per share based on the weighted average number of Common Shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2011
Basic
Income from continuing operations	$7,355	$7,355
Allocation of undistributed earnings to Series C Preferred Shares	—	(9)
(Income) loss attributable to non-controlling interest	901	(204)
Preferred dividend of Series C Preferred Shares	—	(59)
Preferred dividend of Series D Preferred Shares	(925)	—

Income from continuing operations applicable to Common Shares	7,331	7,083
Income from discontinued operations	(3)	47

Net income (loss) applicable to Common Shares for earnings per share purposes	$7,328	$7,130

Basic weighted-average Common Shares	33,052	27,079

Income from continuing operations	$0.22	$0.26
Income from discontinued operations	—	—

Net income per Common Share	$0.22	$0.26

Diluted
Income from continuing operations	$7,355	$7,355
Allocation of undistributed earnings to Series C Preferred Shares	—	(9)
(Income) loss attributable to non-controlling interest	901	(204)
Preferred dividend of Series C Preferred Shares	—	(59)
Preferred dividend of Series D Preferred Shares	(925)	—

Income from continuing operations applicable to Common Shares	7,331	7,083
Income (loss) from discontinued operations	(3)	47

Net income applicable to Common Shares for earnings per share purposes	$7,328	$7,130

Basic weighted-average Common Shares	33,052	27,079
Series B-1 Preferred Shares (1)	—	—
Series C Preferred Shares (2)	—	—
Stock options (3)	—	2

Diluted weighted-average Common Shares	33,052	27,081

Income from continuing operations	$0.22	$0.26
Income from discontinued operations	—	—

Net income per Common Share	$0.22	$0.26

(1)	The Series B-1 Preferred Shares were anti-dilutive for the three months ended March 31, 2011 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.
(2)	The Series C Preferred Shares were anti-dilutive for the three months ended March 31, 2011 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.
(3)	The Trust’s outstanding stock options were dilutive for the three months ended March 31, 2012 and 2011. The weighted-average stock options for the three months ended March 31, 2012 was less than one thousand shares.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

3.	Fair Value Measurements

REIT securities, loan securities and derivative financial instruments are reported at fair value. The accounting standards establish a framework for measuring fair value as well as disclosures about fair value measurements. They emphasize that fair value is a market based measurement, not an entity-specific measurement. Therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Trust’s Level 3 loan securities carried at fair value primarily consist of non-agency mortgage-related securities. The non-agency mortgage-related securities market continued to be illiquid during the first quarter of 2012, with low transaction volumes, wide credit spreads, and limited transparency. The Trust values the loan securities carried at fair value it holds based primarily on prices received from a pricing service. The techniques used by the pricing service to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry standard modeling, such as a discounted cash flow model. The models and related assumptions used by the pricing service are owned and managed by the service. However, the Trust has an understanding of the processes used to develop the prices provided to it based on its ongoing due diligence. The Trust periodically has discussions with the pricing service to maintain a current understanding of the processes and inputs used to develop prices.

Recurring Measurements

The table below presents the Trust’s assets measured at fair value on a recurring basis as of March 31, 2012, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Securities carried at fair value	$33,700	$—	$—	$33,700
Loan securities carried at fair value	—	—	5,473	5,473
Interest rate caps	—	124	—	124

	$33,700	$124	$5,473	$39,297

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

The table below presents the Trust’s assets measured at fair value on a recurring basis as of December 31, 2011, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Securities carried at fair value	$28,856	$—	$—	$28,856
Loan securities carried at fair value	—	—	5,309	5,309
Interest Rate Caps	—	85	—	85

	$28,856	$85	$5,309	$34,250

The table below includes a roll forward of the balance sheet amounts from January 1, 2012 to March 31, 2012, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities Carried at Fair Value	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Fair value, January 1	$5,309	$11,981
Unrealized gain, net	164	2,813
Sales	—	(662)

Fair value, March 31	$5,473	$14,132

During the quarter ended March 31, 2012 there were no transfers between Level 1 and Level 2 fair value assets and liabilities.

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3. Refer to “Assets measured at fair value on a recurring basis” for a complete valuation hierarchy summary.

	Assets Measured at Fair Value	Valuation Technique	Unobservable Input	Input Range (Weighted Average)
Loan Securities	$5,473	Discounted cash flow	Constant prepayment rate	0 (0)
			Probability of default	0 (0)
			Loss severity	0 (0)
			Yield to maturity	6.25% -11.88% (9.27%)

Prepayment rates, probability of default, loss severity and yield to maturity percentage are used to determine the fair value of the loan securities. Increases or decreases in these inputs could cause the fair value of the assets to significantly decrease or increase respectively.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Non-Recurring Measurements

The Trust did not have any non-recurring measurements of fair value of assets or liabilities during the three months ended March 31, 2011 and 2012. These items would typically include investments in real estate and equity investments.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2012
	Carrying		Fair value hierarchy level
	amount	Fair value	Level 1	Level 2	Level 3
				(in thousands)
Assets (liabilities)
Loans receivable	116,399	123,954	—	—	123,954
Mortgage loans payable	(230,257)	(218,117)	—	—	(218,117)

	December 31, 2011
	Carrying amount	Fair value
	(in thousands)
Assets (liabilities)
Receivable	114,333	123,630
Mortgage loans payable	(230,940)	(218,336)

Loans Receivable and Mortgage Loans Payable

Fair values of loans receivable and mortgage loans payable are primarily determined by discounting the expected cash flows at current interest rates plus an applicable risk spread, which reflects credit quality and maturity of the loans. The risk spread is based on loans with comparable credit quality, maturities and risk profile. Loans receivable may also be based on the fair value of the underlying real estate collateral less cost to sell, which is estimated using appraised values. These are classified as Level 3.

Fair Value Option

The current accounting guidance for fair value measurement provides a fair value option election that allows companies to irrevocably elect fair value as the measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made are recognized in earnings on a quarterly basis based on the then market price regardless of whether such assets or liabilities have been disposed of at such time. The fair value option guidance permits the fair value option election to be made on an instrument by instrument basis when it is initially recorded or upon an event that gives rise to a new basis of accounting for that asset or liability. The Trust elected the fair value option for all loan securities and REIT securities acquired.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

For the three months ended March 31, 2012 and 2011, the Trust recognized net unrealized gains of $5,096,000 and $3,699,000, respectively, as a result of the change in fair value of the REIT securities and loan securities for which the fair value option was elected, which is recorded as an unrealized gain or loss in the Trust’s Statement of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents as of March 31, 2012 and December 31, 2011 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	March 31, 2012	December 31, 2011
Assets
Securities carried at fair value:
REIT Preferred shares	$—	$4,277
REIT Common shares	33,700	24,579
Loan securities carried at fair value	5,473	5,309

	$39,173	$34,165

The table below presents as of March 31, 2012 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at March 31, 2012	Amount Due Upon Maturity	Difference
Assets
Loan securities carried at fair value	$5,473	$7,494	$2,021

	$5,473	$7,494	$2,021

4.	Acquisition, Disposition, Leasing and Financing Activities

Acquisition Activity

Sullivan Center – Equity Investment Operating Property – On February 3, 2012 the Trust entered into a joint venture arrangement with Elad Canada Inc. (“Elad”) pursuant to which two joint venture entities, WRT-Elad Lender LP and WRT-Elad Equity LP (collectively “WRT-Elad”), were formed to acquire for approximately $128,000,000 an existing $140,300,000 first mortgage loan and accrued interest of $6,886,000 (the “Prior Mortgage Loan”). The Prior Mortgage Loan was secured by the 942,000 square foot, office and retail property located at One South State Street in downtown Chicago, Illinois (“Sullivan Center”). Concurrently, the loan was restructured into a $100,000,000 non-recourse mortgage loan (the “New Mortgage Loan”) provided by a third party lender, a $47,458,000 mezzanine loan (the “Mezzanine Loan”) made to One South State Street Investors, L.L.C. (“OSSS”) and held by WRT-Elad and a future profits participation in favor of WRT-Elad in OSSS. WRT-Elad, of which the Trust holds a 50% interest, consolidates the operations of OSSS.

The Mezzanine Loan consists of the difference between the Prior Mortgage Loan and the New Mortgage Loan plus additional advances made to OSSS, including $4,400,000 in reserves for future advances associated with the completion of the build out for tenants at Sullivan Center. The Mezzanine Loan has a six-year term, bears interest at 15% per annum (subject to an increase to 15.5% as described below) and requires minimum payments of interest only at a rate of 10% per annum with the remaining interest accruing. If the Mezzanine Loan is not satisfied at maturity or an event of default occurs, the borrower is required to pay an additional $18,061,000 together with a 15% compounded return on such amount, which represents the discount on the purchase price paid by WRT-Elad for the Prior Mortgage Loan together with accrued default interest and expenses.

WRT-Elad acquired a 65% future profits participation in excess of all amounts due under the Mezzanine Loan. If a $3,000,000 principal payment is made by the borrower on the Mezzanine Loan on or prior to December 31, 2012, the interest rate and compounded return are increased to 15.5% and the profits participation is decreased to 60%.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Stamford Portfolio – Equity Investment Loan Asset – On February 17, 2012, the Trust invested $8,036,000 and acquired a 20% interest in a venture with Mack-Cali Realty Corporation that acquired for $40,000,000 a senior mezzanine loan with a face value of $50,000,000. The venture’s investment is subordinate to $400,000,000 in senior debt. The loan provides for a credit to the borrower of up to $3,000,000 of any principal proceeds above $47,000,000. The loan bears interest at LIBOR plus 3.25% per annum and matures on August 6, 2012, subject to two one-year extensions. The loan is collateralized by the equity interests in a seven building portfolio containing 1,670,000 square feet of Class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford, Connecticut Central Business District.

Mentor Building—Loan Asset—On March 6, 2012, the Trust acquired at par a first mortgage loan secured by the approximately 6,750 square foot retail condominium space at the property located at 39 South State Street, Chicago, Illinois commonly referred to as the Mentor Building. The loan has an outstanding principal balance of approximately $2,521,000, bears interest at 7.5% per annum and matures on September 10, 2012. The property is leased to American Apparel Retail, Inc. through October 2020.

Deer Valley Operating Property – Non-Controlling Interest—On March 29, 2012 the Trust purchased the 3.5% non-controlling ownership interest of its consolidated joint venture, WRT-DV LLC, for $400,000. The Trust now owns 100% of WRT-DV LLC. The Trust accounted for the purchase as an equity transaction recording the differences in the carrying value of the acquired non-controlling interest and the purchase price as a reduction in paid in capital.

RE CDO Management—Additional Equity Investment – During March 2012, the Trust and its joint venture partner in RE CDO Management LLC (“RE CDO”) each contributed $550,000 to the joint venture. RE CDO acquired a 5.52% interest in (i) a first priority mortgage loan collateralized by land located in Las Vegas, Nevada (the “Land”), which loan bears interest at LIBOR plus 40% with a current pay rate of 7.5% and the balance accruing and compounding and which had an outstanding balance of $18,218,000 at March 30, 2012, (ii) a second priority mortgage loan collateralized by the Land which bears interest at 10% per annum, all of which accrues, and which had an outstanding balance of $32,177,000 at March 30, 2012 and (iii) a 5.52% membership interest in the entity that was formed to acquire the Land.

Cedar Realty Trust- REIT Securities—During March 2012 the Trust acquired an additional 873,293 shares of common stock in Cedar Realty Trust, Inc. (“Cedar”) for an aggregate purchase price of approximately $4,188,000. Accordingly, as of March 31, 2012 the Trust holds 6,069,323 shares of common stock in Cedar representing 8.76% of Cedar’s total outstanding common stock.

Disposition Activity

Marc Realty – Sale of Equity Investment Operating Property—On March 1, 2012, the Trust sold its 50% interest in 3701 Algonquin Road, a 193,000 square foot suburban office property in Chicago, Illinois, to its joint venture partner, Marc Realty. This is the first equity investment to close pursuant to the Trust’s agreement to sell to Marc Realty five of its Marc Realty joint venture interests. The Trust received $250,000 which approximated its carrying value.

Financing Activity

Southern California Office Portfolio – Equity Investment Loan Asset– On January 6, 2012, the Trust’s venture that holds the $117,900,000 C Note in a $798,000,000 first mortgage encumbering a 4,500,000 square foot 31 property office portfolio in southern California (the “SoCal Loan”), obtained a $40,000,000 recourse repurchase facility (the “Facility”) with an affiliate of Blackstone Real Estate Debt Strategies. The Facility accrues interest at a LIBOR plus 11% annual rate with a 1% LIBOR floor. LIBOR plus 9% is paid in cash on a monthly basis and the additional 2% is added to the unpaid Facility at the end of each month and accrues interest thereon.

SoCal Loan venture received net proceeds of approximately $38,100,000 after origination fees, interest reserves and closing expenses, which was distributed entirely to the Trust in partial redemption of its interest in SoCal Loan venture resulting in a decrease in the Trust’s ownership interest from approximately 73% to approximately 56%. SoCal Loan venture accounts for this transaction as a secured borrowing with a pledge of its interest in the C Note.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Preferred Shares

Series D Preferred Shares—On March 23, 2012 the Trust closed its public offering of 3,220,000 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) at a price of $25.0385 per share, par value of $1 per share. The Trust received net proceeds of approximately $77,772,000 from the offering, after underwriting discounts, commissions and offering expenses. The Trust intends to use the proceeds to fund future acquisitions, pay down borrowings under its credit facility, and/or for general working capital purposes. As a result of this offering there are currently 4,820,000 Series D Preferred Shares issued and outstanding.

5.	Loans Receivable

The following table summarizes the Trust’s loans receivable at March 31, 2012 and December 31, 2011 (in thousands):

			Carrying Amount		Contractual Maturity Date
Description	Location Position	Stated Interest Rate	March 31, 2012	December 31, 2011
160 Spear	B-Note	9.75%(2)	$13,418	$11,555	06/09/12
160 Spear	Mezzanine	15.00%	4,689	4,846	06/09/12
Magazine	Mezzanine	LIBOR + 1.23%	19,374	18,805	07/09/12
Mentor Building	Whole Loan	7.50%	2,550	—	09/10/12
Hotel Wales	Whole Loan	LIBOR + 4.0%(3)	20,101	20,101	10/05/13
Renaissance Walk	Mezzanine	LIBOR + 12.0%	3,000	3,000	01/01/14
Legacy Orchard (1)	Corporate Loan	15.00%	9,750	9,750	10/31/14
San Marbeya	Whole Loan	5.88%	26,656	26,501	01/01/15
Rockwell	Mezzanine	12.00%	284	275	05/01/16
29 East Madison (1)	Mezzanine	8.00%	4,000	4,028	05/31/16
500-512 7th Ave	B-Note	7.19%	9,985	9,979	07/11/16
180 N. Michigan	Mezzanine	8.50%(4)	—	2,930	12/31/16
Wellington Tower	Mezzanine	6.79%	2,592	2,563	07/11/17

			$116,399	$114,333

(1)	The Trust determined that certain loans receivable are variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.
(2)	Interest on the B note equals the difference between (i) interest on the entire outstanding loan principal balance ($73,796 at March 31, 2012) at a rate of 6.48215% per annum less (ii) interest payable on the outstanding principal balance of the A note ($35,000 at March 31, 2012) at a rate of 9.75% per annum. As a result, the effective yield on the Trust’s $3,410 cash investment is 40.8%.
(3)	Libor floor of 3%.
(4)	Converted to equity investment during the three months ended March 31, 2012.

The carrying amount of loans receivable includes accrued interest of $507,000 and $500,000 at March 31, 2012 and December 31, 2011, respectively, and cumulative accretion of $12,747,000 and $9,914,000 at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, the Trust’s loans receivable have unamortized discount yet to be recognized as income totaling $9,682,000 and $8,399,000.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

The weighted average coupon on the Trust’s loans receivable was 5.98% and 5.99% and the weighted average yield to maturity was 12.67% and 12.64% at March 31, 2012 and December 31, 2011 respectively.

With the exception of the San Marbeya and Hotel Wales loans receivable, none of the loans receivable are directly financed. Non-recourse secured financings in the amount of $29,150,000 were outstanding at March 31, 2012 and December 31, 2011.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

Three Months Ended March 31, 2012
Balance at beginning of year	$114,333
Purchase and advances	2,521
Interest (received) accrued, net	7
Repayments	(357)
Loan discount accretion	2,833
Transfer 180 North Michigan loan to equity investments	(2,938)

Balance at end of year	$116,399

The following table summarizes the Trust’s interest, dividend and discount accretion income for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Interest, dividends and discount accretion detail:
Interest on loan assets	$2,399	$2,710
Accretion of loan discount	2,833	6,504
Interest and dividends on REIT securities	286	458

Total interest, dividends, and discount accretion	$5,518	$9,672

Credit Quality of Loans Receivable and Loan Losses

The Trust evaluates impairment on its loan portfolio on an individual basis and has developed a loan grading system for all of its outstanding loans that are collateralized directly or indirectly by real estate. Grading categories include debt yield, debt service coverage ratio, length of loan, property type, loan type, and other more subjective variables that include property or collateral location, market conditions, industry conditions, and sponsor’s financial stability. Management reviews each category and assigns an overall numeric grade for each loan to determine the loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific loan loss allowance is necessary. A loan’s grade of credit quality is determined quarterly.

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

Management estimates the loan loss allowance by calculating the estimated fair value less costs to sell of the underlying collateral securing the loan based on the fair value of underlying collateral and comparing the fair value to the loan’s net carrying value. If the fair value is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan will be maintained at a level the Trust believes will be adequate to absorb losses.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

The table below summarizes the Trust’s loans receivable by internal credit rating at March 31, 2012 (in thousands, except for number of loans).

Internal Credit Quality	Number of Loans	Carrying Value of Loans Receivable
Greater than zero	12	$116,399
Equal to zero	—	—
Less than zero	—	—

	12	$116,399

Non-Performing Loans

The Trust considers a loan to be non-performing and places loans on non-accrual status at such time as management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. If and when a loan is brought back into compliance with its contractual terms, the Trust will resume accrual of interest. As of March 31, 2012 and December 31, 2011, there were no non-performing loans and no past due payments. The Trust recorded no provision for loan loss for the three months ended March 31, 2012 and 2011.

6.	Securities Carried at Fair Value

Securities carried at fair value are summarized in the table below (in thousands):

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
REIT Preferred shares	$—	$—	$2,067	$4,277
REIT Common shares	25,681	33,700	21,492	24,579

	25,681	33,700	23,559	28,856
Loan securities	1,661	5,473	1,661	5,309

	$27,342	$39,173	$25,220	$34,165

During the three months ended March 31, 2012 and 2011, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $4,302,000 and $19,915,000, respectively. The gross realized gains on these sales and payoffs totaled approximately $26,000 and $124,000, in the three months ended March 31, 2012 and 2011, respectively. For purpose of determining gross realized gains, the cost of securities is based on specific identification.

For the three months ended March 31, 2012 and 2011, the Trust recognized net unrealized gains on securities carried at fair value and loan securities carried at fair value of $5,096,000, and $3,699,000 respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

7.	Equity Investments

The Trust’s equity investments consist of the following at March 31, 2012 and December 31, 2011 (in thousands):

Venture Partner	Equity Investment	Nominal % Ownership at March 31, 2012	March 31, 2012	December 31, 2011
Marc Realty (1) (2)	Michigan 30 LLC	50.0%	10,302	10,049
Marc Realty (1)	Brooks Building LLC	50.0%	7,914	7,679
Marc Realty (1)	High Point Plaza LLC	50.0%	2,381	2,441
Marc Realty (1) (2)	Salt Creek LLC	50.0%	—	—
Marc Realty (1)	1701 Woodfield LLC	50.0%	2,007	2,047
Marc Realty (1) (2)	River Road LLC	50.0%	1,006	1,000
Marc Realty (1) (3)	3701 Algonquin Road LLC	50.0%	—	250
Marc Realty (1)	Enterprise Center LLC	50.0%	2,683	2,679
Marc Realty (1) (2)	900 Ridgebrook LLC	50.0%	1,103	1,000
Marc Realty (1)	Michigan 180 Property LLC	70.0%	6,831	—
Sealy (1)	Northwest Atlanta Partners LP	60.0%	8,481	8,537
Sealy (1)	Newmarket GP LLC	68.0%	2,089	2,811
Sealy (1)	Airpark Nashville GP	50.0%	—	—
Inland/Lexington	Concord Debt Holdings LLC	33.3%	—	—
Inland/Lexington	CDH CDO LLC	33.3%	—	—
ROIC (1)	WRT-ROIC Riverside LLC	50.0%	7,883	7,883
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	5	7
Atrium Holding	RE CDO Management LLC	50.0%	1,812	1,296
VHH LLC (1)	Vintage Housing LLC	75.0%	28,830	29,887
Broadway Partners (4)	FII Co-Invest LLC	27.9%	1,800	1,800
New Valley (1)	Socal Office Portfolio Loan LLC	56.0%	34,181	72,626
Elad Canada Ltd (1)	WRT-Elad One South State Equity L.P.	50.0%	24,743	10,150
Mack-Cali	WRT-Stamford LLC	20.0%	8,097	—

			$152,148	$162,142

(1)	The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the VIEs economic performance.
(2)	Interest to be transferred to Marc Realty during the second quarter of 2012.
(3)	Interest transferred to Marc Realty on March 1, 2012.
(4)	Interest was redeemed on April 10, 2012. See Note 16 – Subsequent Events.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

The following table reflects the activity of the Trust’s equity investments for the period ended March 31, 2012 (in thousands):

Investment	Balance at December 31, 2011	Contributions	Equity Income (loss)	Distributions	Sales	Balance at March 31, 2012
Marc Realty	$27,145	$8,050	$(347)	$(371)	$(250)	$34,227
Sealy	11,348	—	(778)	—	—	10,570
Concord Debt Holdings	—	—	296	(296)	—	—
CDH CDO	—	—	394	(394)	—	—
WRT-ROIC Riverside	7,883	—	234	(234)	—	7,883
WRT-ROIC Lakeside Eagle	7	10	(12)	—	—	5
SoCal Office Portfolio Loan	72,626	—	(345)	(38,100)	—	34,181
RE CDO Management	1,296	550	11	(45)	—	1,812
Vintage Housing	29,887	—	339	(1,396)	—	28,830
FII Co-invest	1,800	—	—	—	—	1,800
WRT-Elad	10,150	14,050	543	—	—	24,743
WRT-Stamford	—	8,036	89	(28)	—	8,097

Total	$162,142	$30,696	$424	$(40,864)	$(250)	$152,148

WRT-Elad

The Trust holds its mezzanine loan interest in Sullivan Center through WRT-Elad Lender LP and its profits participation interest through WRT-Elad Equity LP (“Equity LP”). The Trust has determined that One South State Street LLC is a variable interest entity for which Equity LP is the primary beneficiary. Equity LP has consolidated Sullivan Center as of February 3, 2012, the date it acquired the profits participation interest, and has completed provisional purchase accounting pursuant to the guidance for business combinations based on available information obtained from the managing member of Sullivan Center.

In relation to its investment in Sullivan Center, the Trust has elected a one-month lag period in which it recognizes its share of the equity earnings of One South State Street LLC in arrears. The lag period is allowed under the provisions of ASC 810-10 and is necessary in order for the Trust to consistently meet its regulatory filing deadlines.

Marc Realty

On January 1, 2012, the Trust restructured one of its investments (180 North Michigan) and reclassified its investment from loans receivable ($2,938,000) and preferred equity ($3,923,000) to equity investments ($6,861,000) which is included in contributions in the above table.

Impairments

The Trust has determined that the fair value of certain of its investments in the Marc Realty and Sealy ventures each marginally exceed their carrying values. While these ventures continue to aggressively market available space for lease and work with existing tenants for lease renewal, declines in occupancy could cause impairment of certain of these ventures that could be material.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

8.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $230,257,000 and $230,940,000 at March 31, 2012 and December 31, 2011, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

Location of Collateral	Maturity		Spread Over LIBOR/Prime		Interest Rate at March 31, 2012	March 31, 2012	December 31, 2011
Amherst, NY	Oct 2013		—		5.65%	$15,569	$15,682
Meriden, CT & Lisle, IL	Oct 2014		Libor + 2.5	%(1)	2.77%	21,000	21,000
Chicago, IL	Apr 2015	(2)	—		6.25%	8,900	8,900
Indianapolis, IN	Apr 2015		—		5.82%	4,149	4,169
Chicago, IL	Mar 2016		—		5.75%	20,441	20,522
Houston, TX	Apr 2016		—		6.23%	55,383	56,423
New York, NY	May 2016		Libor + 2.5	%(3)	3.50%	50,329	49,585
Lisle, IL	Mar 2017		—		5.55%	5,595	5,600
Orlando, FL	Jul 2017		—		6.40%	37,994	38,132
Plantation, FL	Apr 2018		—		6.48%	10,897	10,927

						$230,257	$230,940

(1)	The loan has an interest rate cap which caps at LIBOR at 1%.
(2)	The lender has granted a three-year extension to April 28, 2015 subsequent to March 31, 2012.
(3)	The loan has a LIBOR floor of 1%.

Non-Recourse Secured Financing

The Trust’s non-recourse secured financings at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

Collateral	Maturity	Spread Over LIBOR/Prime		Interest Rate at March 31, 2012	March 31, 2012	December 31, 2011
Hotel Wales Loan	Oct. 2013	Libor plus 1.25	%(1)	4.25%	$14,000	$14,000
San Marbeya Loan	Jan. 2015	—		4.85%	15,150	15,150

					$29,150	$29,150

(1)	The loan has a Libor floor of 3%

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

9.	Revolving Line of Credit

The Trust has a revolving line of credit in the principal amount of $50,000,000 which bears interest at Libor plus 3% and has a maturity date of March 3, 2014 with a one year option to extend the maturity date to March 3, 2015. The Trust must comply with financial covenants on an ongoing basis. The covenants are tested as of the end of each quarter based upon results for the most recently ended quarter. The Trust was in compliance of its financial covenants under its revolving line of credit as of March 31, 2012.

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

The outstanding balance under the facility was $0 and $40,000,000 at March 31, 2012 and December 31, 2011. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $19,000 and $9,000 for the three months ended March 31, 2012 and 2011.

10.	Derivative Financial Instruments

The Trust has exposure to fluctuations in market interest rates. The Trust seeks to limit its risk to interest rate fluctuations through match financing on its assets as well as through hedging transactions.

The Trust’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Trust primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy relating to certain of its variable rate debt instruments.

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change, if any, in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2012, the interest rate cap was used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses, both at its inception and on an ongoing basis, whether the hedging instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedges designated and qualifying as a cash flow hedges totaling $32,000 and $63,000 for the three months ended March 31, 2012 and 2011, respectively.

The table below presents information about the Trust’s interest rate cap that was designated as a cash flow hedge of interest rate risk at March 31, 2012 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap in Other Comprehensive Income	Unrealized Gain on Settled Cap in Other Comprehensive Income	Change in Cap Valuations Included in Other Comprehensive Income for the Three Months Ended March 31, 2012
Oct. 2014	1.00%	$21,000	$174	$(124)	$—	$(32)

The table below presents information about the Trust’s interest rate caps that were not designated as cash flow hedges (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimate Fair Value
May 2012	0.75%	$51,982	$17	$—
May 2013	1.25%	$51,982	$196	$—
May 2014	1.75%	$51,982	$434	$21

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

11.	Discontinued Operations

The Trust’s properties in Lafayette, Louisiana; St. Louis, Missouri and Knoxville, Tennessee are classified as discontinued operations. All of these properties were sold in 2011.

Results for discontinued operations for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Revenues	$—	$139
Operating expenses	(3)	(90)
Depreciation and amortization	—	(2)

(Loss) income from discontinued operations	$(3)	$47

12.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments which total approximately $12,931,000 at March 31, 2012. The Trust also has ground lease commitments of $921,000, $1,282,000, $1,405,000, $1,463,000, $1,592,000 and $111,075,000 for the years ended December 31, 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

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

Cypress Pointe Apartments – The Trust entered into a joint venture, HC Cypress Pointe LLC (“Cypress Pointe”) in April 2011 which holds a non-performing mezzanine loan collateralized by the equity interest in a 194 unit apartment complex in Orange Park, Florida. Cypress Pointe was involved in a legal dispute with the borrower and other lenders related to certain foreclosure proceedings on the apartment complex. On February 24, 2012 a settlement was reached by the parties to the lawsuits which required the implementation of a marketing plan to sell the property. To date, the trust has not made any investment in the joint venture. Costs associated with the litigation have been expensed.

Churchill, Pennsylvania—In 2011 the Trust was conveyed title to the land underlying the Churchill, Pennsylvania property. Prior to the conveyance of the land, a Phase II environmental study was performed. The study found that there were certain contaminants at the property all of which were within permitted ranges. In addition, given the nature and use of the property currently and in the past, it is possible that additional contamination could occur which could require remediation. The Trust believes that based on applicable law and existing agreements any such remediation costs would be the responsibility of a prior owner or tenant.

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

The following table sets forth the fees and reimbursements paid by the Trust for the three months ended March 31, 2012 and 2011 to FUR Advisors and Winthrop Management (in thousands):

	For the Three Months Ended
	March 30, 2012	March 31, 2011
Base Asset Management	$2,027	$1,720
Property Management	116	132

	$2,143	$1,852

Base Asset Management Fee

Effective January 1, 2012, the Advisory Agreement was amended to reflect the redemption of the Series B-1 Preferred Shares and Series C Preferred Shares and the issuance of the Series D Preferred Shares. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by unaffiliated third parties to a venture managed by the Trust.

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

The following table summarizes the Trust’s assets by business segment for the periods ended March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Assets
Operating properties	$471,103	$442,209
Loan assets	175,523	217,174
REIT securities	33,700	28,856
Corporate
Cash and cash equivalents	79,526	40,952
Restricted cash	8,549	3,914
Accounts receivable and prepaids	1,490	504
Deferred financing costs	281	318
Discontinued operations	6	6

Total Assets	$770,178	$733,933

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three months ended March 31, 2012 and March 31, 2011 (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Operating Properties
Rents and reimbursements	$12,540	$10,986
Operating expenses	(4,552)	(4,045)
Real estate taxes	(1,254)	(1,255)
Equity in loss of Sealy Northwest Atlanta	(56)	(592)
Equity in loss of Sealy Airpark Nashville	—	(197)
Equity in loss of Sealy Newmarket	(722)	(511)
Equity in income (loss) of Marc Realty investment	(347)	55
Equity in income of WRT-Elad	543	—
Equity income of Vintage	339	—

Operating income	6,491	4,441
Depreciation and amortization expense	(3,719)	(3,481)
Interest expense	(3,163)	(3,819)

Operating properties net loss	(391)	(2,859)

Loan Assets
Interest	2,399	2,710
Discount accretion	2,833	6,504
Equity in earnings of preferred equity investment of Marc Realty	—	83
Unrealized gain on loan securities carried at fair value	164	2,813
Equity in income of ROIC Riverside	234	234
Equity in loss of ROIC Lakeside Eagle	(12)	(256)
Equity in loss of 46th Street Gotham	—	(88)
Equity in income of Concord Debt Holdings	296	—
Equity in income of CDH CDO	394	—
Equity in income of WRT-Stamford	89	—
Equity in loss of SoCal Office Loan Portfolio	(345)	—
Equity in income of RE CDO management	11	—

Operating income	6,063	12,000
General and administrative expense	(5)	(4)
Interest expense	(334)	(157)

Loan assets net income	5,724	11,839

REIT Securities
Interest and dividends	286	458
Gain on sale of securities carried at fair value	26	124
Unrealized gain on securities carried at fair value	4,932	886

Operating income	5,244	1,468

Net Income	10,577	10,448

Reconciliations to GAAP Net Income:

Corporate Income (Expense)
Interest income	102	93
Interest expense	(292)	(637)
General and administrative	(3,026)	(2,520)
State and local taxes	(6)	(29)

Income from continuing operations before non-controlling interest	7,355	7,355
Non-controlling interest	901	(204)

Income from continuing operations attributable to Winthrop Realty Trust	8,256	7,151
Income from discontinued operations attributable to Winthrop Realty Trust	(3)	47

Net Income Attributable to Winthrop Realty Trust	$8,253	$7,198

Capital Expenditures
Operating properties	$1,245	$2,819

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

15.	Variable Interest Entities

Consolidated Variable Interest Entities

Consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Trust has identified three consolidated variable interest entities.

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments—The Trust has reviewed its various equity method and preferred equity investments and identified 18 investments for which the Trust holds a variable interest in a VIE. Of these 18 interests there are 16 investments for which the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There are two additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the equity holders are not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These 18 unconsolidated joint ventures are those where the Trust is not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities—The Trust has reviewed its loans receivable and loan securities and four of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support.

Certain loans receivable and loan securities which have been determined to be VIEs are performing assets, meeting their debt service requirements. In these cases the borrower holds legal title to the real estate collateral and has the power to direct the activities that most significantly impact the economic performance of the VIE, including management and leasing activities. In the event of default under these loans, the Trust only has protective rights and its obligation to absorb losses is limited to the extent of its loan investment. The borrower has been determined to be the primary beneficiary for these performing assets.

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

Memphis Tennessee – Consolidated Operating Property- On March 8, 2012, the Trust entered into a purchase agreement to acquire a 320 Unit Class A multi-family property in Memphis, Tennessee for a purchase price of approximately $21,500,000. The property is 87% occupied and was acquired on April 17, 2012 from the lender who previously foreclosed on its $30,000,000 mortgage loan.

Churchill—Consolidated Operating Property—On March 14, 2012, the Trust entered into an agreement to sell to a third party the portion of the Churchill, Pennsylvania property that is not leased to Westinghouse. The purchaser failed to close on the closing date and forfeited a $92,000 deposit which the Trust will recognize as income. On April 17, 2012 a purchase agreement was signed by a new buyer for a sales price of $870,000. The sale is expected to close in the second quarter of 2012.

Southern California Office Portfolio – Equity Investment Loan Asset – On April 6, 2012, the Trust sold approximately 5.9% of its interest in the $117,900,000 SoCal Loan first mortgage for $3,500,000. As a result, the Trust holds a 50.2% interest in the SoCal Loan on a fully-diluted basis.

Broadway Partners – Redemption of Interest – On April 10, 2012, the Trust’s interest in FII Co-Invest LLC was redeemed for $2,031,750.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Concord Debt Holdings LLC and CDH CDO LLC – Purchase of Interest—The Trust acquired Lexington Realty Trust’s 33.33% interest in both Concord Debt Holdings LLC and CDH CDO LLC and its 50% interest in the collateral manager of Concord Real Estate CDO 2006-1, Ltd. for an aggregate purchase price of $7.0 million. As a result, the Trust now holds a 66.67% interest in both Concord and CDH and 100% of the economics of the collateral manager. In the event of a sale of the Trust’s interest in CDH CDO LLC or its interest in the collateral manager, additional proceeds may be payable to Lexington Realty Trust if the sales price exceeds the purchase price paid by the Trust.

Loan Repayments—On May 9, 2012, the Trust’s Magazine loan receivable with a par value of $20,000,000 was paid off at par by the borrower. Also on May 9, 2012, the Trust’s 160 Spear loans receivable with a par value of $19,645,000 were paid off at par by the borrower.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Forward Looking Statements” and “ITEM 1A – Risk Factors,” as well as our other filings with the SEC. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of operations include a discussion of our unaudited consolidated financial statements and footnotes thereto for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

As a diversified REIT, we operate in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As such, we seek to focus our investing in the segment we believe will generate the greater overall return to us given market conditions at the time. In prior years we have demonstrated our ability to adjust our business plan to capitalize on evolving marketing conditions both with respect to business segment and capital structure. During 2012 we will continue to execute an investment strategy that focuses on a current yield and long term appreciation by pursuing value opportunities in accretive real estate assets throughout the capital stack which includes investments in the acquisition of distressed debt and fulcrum securities, as well as new loan originations, operating properties, control transactions and publicly traded securities. As opportunistic investors, we will continue to invest in value opportunity plays which we believe will yield superior risk adjusted returns. We will mine our existing portfolio for follow-on opportunities and will seek to timely realize returns on such investments subject only to any limitations imposed in order to maintain our REIT status. Complex and difficult investments have frequently been the basis for our best returns.

We believe that the economic recovery while slow will continue throughout 2012 and 2013 with gradually increasing rental demand across most asset classes in most major markets. We also believe that lenders will continue to take advantage of their improved balance sheets by accelerating the disposition of their real estate related assets, both debt and real property. Accordingly, we anticipate no diminishment in value opportunities for investing in 2012 and 2013 and we believe that our loan investment segment will continue to provide the most opportunity for investments.

During the first quarter of 2012 we invested $25,157,000 in acquisitions of new loans both directly and through investments in ventures with a view towards equity ownership or a superior return in the event of a payoff. We funded our investment activity in the first quarter in 2012 from cash reserves. We supplemented our cash reserves with $77,772,000 of net proceeds from our secondary offering of 9.25% Series D Cumulative Redeemable Preferred Shares, which we refer to as our Series D Preferred Shares, in March 2012 which will fund future acquisitions. See additional details in our “Liquidity and Capital Resources” section below.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

We often acquire assets through joint ventures which allow us to employ third party co-investment capital to maximize diversification of risk and reduce capital concentration while our joint venture partners are able draw on the experienced skill sets we bring to bear on debt restructuring. Our most notable joint venture investments in 2012 include the Sullivan Center mortgage which was restructured into a $100,000,000 non-recourse mortgage loan provided by a third party lender, together with a 15% $47,458,000 mezzanine loan held by our joint venture with Elad Canada, Inc. and the $50,000,000 Stamford Portfolio mezzanine loan held by our joint venture with Mack-Cali, which is subordinate to $400,000,000 in senior debt.

Loan Assets

Our investment strategy in 2012 will continue to focus heavily on our loan asset segment which we believe in the current environment will generate the greatest overall return to us.

All of our loans are currently performing in accordance with their terms. During the quarter ended March 31, 2012 we invested approximately $11,107,000 in new loan assets. For a description of our loan assets acquired during 2011 see ITEM 1. Financial Statements, Note 4.

We anticipate that our 160 Spear loans and our Magazine Loan will be repaid in 2012 providing approximately $39,800,000 in cash proceeds. Additionally, the loan held by our ROIC-Riverside joint venture is expected to be paid off during 2012 providing approximately $7,883,000 in cash proceeds.

In addition to the above, certain of our other loans, loan securities and loans in equity investments are scheduled to mature in 2012 and we anticipate that they will either be restructured or extended. The loan receivable we hold through our SoCal Loan venture matures in August 2012. Although the property is generating positive cash to cover debt service, we believe that without additional equity, the borrower will not easily obtain replacement financing. As a result, we anticipate that this loan may present a significant restructuring opportunity. The Mack-Cali venture loan is also scheduled to mature in August 2012 and although subject to a one-year extension, if the borrower cannot meet the extension requirements, our mezzanine position may be restructured as well.

Our investment in Concord Debt Holdings LLC and CDH CDO LLC, which we refer to as our Concord investment platform, is held as an equity investment and was previously written down to zero. To date in 2012 operations provided cash distributions to us of $690,000 for the quarter ended March 31, 2012.

Operating Properties

During the first quarter of 2012 we saw increases in our operating income from our operating properties as a result of favorable operating results from same store properties, that is, properties held during both three month periods, complemented by our new store property.

Consolidated Operating Properties—The average occupancy of our consolidated properties was approximately 75.2% during the quarter ended March 31, 2012. As of March 31, 2012 our consolidated properties, excluding Churchill, were approximately 90.4% leased compared to approximately 90.0% leased at March 31, 2011.

On March 14, 2012, we entered into an agreement to sell to a third party the portion of our Churchill, Pennsylvania property that is not leased to Westinghouse. The purchaser withdrew its offer on April 11, 2012 and forfeited a $92,000 deposit which we will recognize as income. On April 17, 2012 a new purchase agreement was signed by a second buyer for $870,000. The sale is expected to close in the second quarter of 2012. We anticipate that the sale, if consummated, will favorably impact operating results for the remainder of 2012 as we will no longer be responsible for the property’s operating expenses.

WRT-Elad Equity Investments in Operating Properties—During the first quarter of 2012 we increased our equity investment operating property portfolio with our investment in Sullivan Center, a 942,000 square foot, office and retail property in downtown Chicago. Our contribution of $24,200,000 represents a 50% interest in (i) a $47,458,000 mezzanine loan collateralized by the borrower’s equity in the property and (ii) a 65% future profits participation.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Sealy Equity Investments in Operating Properties – As of March 31, 2012 we continue to hold equity interests in three real estate ventures with Sealy & Co. which have an aggregate of approximately 2,097,000 rentable square feet consisting of 18 office flex buildings and 13 light distribution and service center properties. Two of the investment properties are located in Atlanta, Georgia, (Northwest Business Park and Newmarket), which had occupancies of 74% and 52% respectively, at March 31, 2012 as compared to occupancy of 75% and 64%, respectively at March 31, 2011. The third Sealy investment is located in Nashville, Tennessee and was 85% and 86% occupied at March 31, 2012 and March 31, 2011, respectively.

The loan secured by the Newmarket property matures in 2016 and continues to be in special servicing. We, together with our venture partner, are attempting to negotiate a restructuring of the debt with the special servicer. The venture has ceased making its debt service payments until the loan is restructured. There can be no assurance that a restructuring of the loan will be accomplished.

With respect to the Nashville, Tennessee property the mortgage matures in May 2012. We, together with our venture partner, have been unable to obtain an extension. We anticipate the loan going into special servicing upon imminent maturity default on May 1, 2012 at which time we anticipate further negotiations with the lender.

Marc Realty Equity Investments in Operating Properties—As of March 31, 2012, we held equity interests in nine properties with Marc Realty which consist of an aggregate of approximately 1,443,000 rentable square feet of office and retail space which was 79.6% occupied as compared to 79.3% occupied at December 31, 2011.

On January 1, 2012, we restructured one of our investments (180 North Michigan) and reclassified our investment from loans receivable ($2,938,000) and preferred equity ($3,923,000) to equity investments ($6,861,000).

On February 27, 2012 we entered into an agreement with the principals of Marc Realty pursuant to which we will convey our interests in the 30 North Michigan, Salt Creek, River Road, 3701 Algonquin Road and Ridgebrook properties to Marc Realty for $12,650,000. On March 1, 2012 we closed on the first of these transactions and sold our 50% interest in the 3701 Algonquin property representing 192,000 square feet of suburban office property and received proceeds of $250,000. The remaining four properties represent 327,000 square feet of the suburban office portfolio and 221,000 square feet of downtown office space and are scheduled to close during the second quarter.

In addition, as part of the agreement with Marc Realty we will acquire during the second quarter from the Marc Realty principals their 20% interest in One East Erie for a purchase price of $5,850,000. After these transactions, we will have five remaining joint venture properties with Marc Realty, two downtown properties containing 397,000 square feet and three suburban properties containing 497,000 square feet.

Vintage Housing Equity Investments in Operating Properties – During the quarter ended March 31, 2012, the Vintage Housing Properties generated net income to us of $339,000 and made distributions to us of $1,396,000.

REIT Securities

On March 8, 2012 we acquired 873,293 additional shares of common stock in Cedar Realty Trust, Inc. (“Cedar”) for an aggregate purchase price of approximately $4,188,000. Accordingly, we hold 6,069,323 shares of common stock in Cedar representing 8.76% of the total outstanding common stock of Cedar as of the quarter ended March 31, 2012.

As of March 31, 2012 our portfolio of REIT securities had a fair value of $33,700,000 compared to an original acquisition cost of $25,681,000.

Liquidity and Capital Resources

At March 31, 2012, we held $79,526,000 in unrestricted cash and cash equivalents and $33,700,000 in REIT securities. In addition, as of March 31, 2012 we had, subject to covenant compliance, $50,000,000 available to draw on our revolving line of credit.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are unable to reinvest all of our operating cash flow and are dependent on raising capital through equity and debt issuances or forming ventures with investors to obtain funds with which to expand our business. Accordingly, we anticipate that capital with which to make future investment and financing activities will be provided from proceeds from loan maturities and prepayment, borrowings, the issuance of additional equity and debt securities, as well as proceeds from sales of existing assets. In this regard, we anticipate the recycling of capital to play a larger role in 2012 than in the past with a minimum of more than $85,000,000 expected from property sales and loan repayments scheduled over the next three quarters.

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

Public Offerings

On March 23, 2012 we executed an underwritten public offering of 3,220,000 shares of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value of $1.00 per share. The shares were issued at a price of $25.0385 per share before underwriter’s discount and we received net proceeds of approximately $77,772,000 after underwriting discounts, commissions and expenses.

The Series D Preferred Shares rank senior to our common shares. Generally, we are not permitted to redeem the Series D Preferred Shares prior to November 28, 2016, except in limited circumstances. On or after November 28, 2016, we may, at our option, redeem the Series D Preferred Shares, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series D Preferred Shares up to but excluding the redemption date.

Debt Maturities

At March 31, 2012, our balance sheet contains mortgage loans payable of $230,257,000. We have no mortgage debt maturing in 2012, $15,569,000 maturing in 2013 and $21,000,000 maturing in 2014 with the remainder maturing in 2015 or later. With respect to our debt that was previously scheduled to mature in 2012, we have obtained a three-year extension to April 2015. We have a $50,000,000 revolving line of credit which matures in March 2014 with an option to extend to March 2015. On March 31, 2012, we had no borrowing outstanding on the line. We continually evaluate our debt maturities and except as noted above on our Sealy equity investments, based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Net Operating Loss Carry Forwards

The utilization of a majority of our net operating loss carry forward in 2011 will limit our ability to shelter taxable income in the future which may require us to distribute funds and reduce cash available for reinvestment on a going forward basis. We also have capital loss carry forwards of $45,508,000 which expire from 2014 through 2015.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $38,574,000 from $40,952,000 at December 31, 2011 to $79,526,000 at March 31, 2012.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Our cash flow activities for the three months ended March 31, 2012 and 2011 are summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net cash flow provided by operating activities	$2,373	$4,215
Net cash flow provided by (used in) investing activities	5,575	(28,666)
Net cash flow provided by financing activities	30,626	434

Increase (decrease) in cash and cash equivalents	$38,574	$(24,017)

Operating Activities

For the three months ended March 31, 2012, our operating activities generated consolidated net income of $7,352,000 and positive cash flow of $2,373,000. Our cash provided by operations reflects our net income adjusted by: (i) a reduction for non-cash items of $6,158,000 representing primarily current period loan discount accretion and unrealized gains on securities carried at fair value offset by adding back depreciation and amortization expenses; (ii) $2,861,000 of distributions from non-consolidated interests; and (iii) a net decrease due to changes in other operating assets and liabilities of $1,682,000. See our discussion of “Results of Operations” below for additional details on our operations.

Investing Activities

Cash flow provided by investing activities for the three months ended March 31, 2012 was approximately $5,575,000 as compared to cash flows used in investing activities of approximately $28,666,000 for the comparable period in 2011. This change of approximately $34,241,000 resulted primarily from a return of capital distribution of $38,100,000 from our SoCal Office Portfolio Loan equity investment and a reduction in other new equity investments, partially offset by decreased proceeds from the sale of REIT securities carried at fair value and increased investment in REIT security acquisitions.

Net cash provided by investing activities of $5,575,000 for the three months ended March 31, 2012 was comprised primarily of the following:

•	$38,100,000 in return of capital distributions from our SoCal Office Portfolio Loan equity investment; and

•	$4,302,000 in proceeds from the sale of securities carried at fair value.

These sources of cash flow were offset primarily by:

•	$14,050,000 for investment in our WRT-Elad joint venture;

•	$8,036,000 for investment in our WRT-Stamford loan joint venture;

•	$4,188,000 for purchases of REIT securities carried at fair value;

•	$2,521,000 for the acquisition of new loan receivables;

•	$2,469,000 for investment in capital and tenant improvements at our operating properties; and

•	$1,189,000 for investment in our Marc Realty equity investments.

Financing Activities

Cash flow provided by financing activities for the three months ended March 31, 2012 was approximately $30,626,000 as compared to cash flow provided by financing activities of approximately $434,000 for the comparable period in 2011. This change of approximately $30,192,000 resulted primarily from proceeds from the issuance of Series D Preferred Shares, partially offset by repayments on our revolving line of credit, dividends paid and principal payments on our mortgage loans payable.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Net cash provided by financing activities of $30,626,000 for the three months ended March 31, 2012 was comprised primarily of the following:

•	$77,772,000 in proceeds from the issuance of Series D Preferred Shares; and

•	$743,000 in advances on our 450 W 14th Street property mortgage loan payable.

These sources of cash flow were offset primarily by:

•	$40,000,000 for payments on our revolving line of credit;

•	$5,369,000 for dividend payments on our Common Shares

•	$1,426,000 for mortgage loan repayments; and

•	$925,000 for dividend payments on our Series D Preferred Shares.

Future Cash Commitments

Future Funding Requirements

We have future funding requirements which total approximately $12,931,000 at March 31, 2012, at least $9,000,000 of which we expect to fund in the second quarter related to our loan commitment with respect to the property at 127 West 25th Street, New York, New York.

Common Share Dividends

In paying dividends we seek to have our quarterly dividends track cash flow from operations. As a result of our emphasis on total return, while we seek to achieve a stable, predictable dividend for our shareholders, we do not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return. While we intend to continue paying dividends each quarter, the amount of our dividend will depend on the actual cash flow, financial condition, capital requirements, utilization of available capital losses and net operating loss carry forwards, distribution requirements for REITs under the Internal Revenue Code, and such other factors as our Board of Trustees deem relevant. Subject to the foregoing, we expect to continue distributing our current cash flow from operations after reserving normal and customary amounts to maintain adequate capital reserves. In addition, when deemed prudent or necessitated by applicable dividend requirements for REITs under the Internal Revenue Code, we may make one or more special dividends during any particular year. However, during a favorable investing environment, we expect that we will utilize our carry forward capital losses to shelter gains from the disposition of our assets so we may use the proceeds for investment. We expect to continue applying these standards with respect to our dividends on a quarterly basis which may cause the dividends to increase or decrease depending on these various factors.

During 2012 we paid a quarterly dividend of $0.1625 per Common Share for the first quarter of 2012. We paid a regular quarterly dividend of $0.578125 per Series D Preferred Share in the first quarter of 2012.

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

Results of Operations

Net income attributable to Common Shares was $7,328,000 or $0.22 per Common Share for the quarter ended March 31, 2012 as compared with net income for the quarter ended March 31, 2011, of $7,139,000 or $0.26 per Common Share. Funds From Operations attributable to Common Shares was $13,977,000 or $0.42 per Common Share for the quarter ended March 31, 2012, as compared to Funds From Operations of $11,966,000 or $0.44 per Common Share the quarter ended March 31, 2011. The decrease in per Common Share amounts is directly attributable to there being more shares outstanding at March 31, 2012 as compared to at March 31, 2011.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Our results are discussed below by business segment:

•	Operating Properties – our wholly and partially owned operating properties;

•	Loan Assets – our loans receivable, loan securities carried at fair value, and equity investments in loan assets;

•	REIT Securities – our ownership of equity and debt securities in other real estate investment trusts; and

•	Corporate – non-segment specific results which includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our assets by business segment (in thousands):

	March 31, 2012	December 31, 2011
Operating properties	$471,103	$442,209
Loan assets	175,523	217,174
REIT securities	33,700	28,856
Corporate
Cash and cash equivalents	79,526	40,952
Restricted cash	8,549	3,914
Accounts receivable and prepaids	1,490	504
Deferred financing costs	281	318
Discontinued Operations	6	6

Total Assets	$770,178	$733,933

The increase in operating property assets was due primarily to our $24,200,000 investment in WRT-Elad which consolidates the operations of Sullivan Center in Chicago, Illinois, and the conversion of our 180 North Michigan property from a preferred equity loan asset to an equity investment operating property ($6,861,000).

The decrease in loan assets was due primarily to the $38,100,000 return of capital distribution received in partial redemption of our investment in SoCal Office Portfolio Loan and the conversion of the 180 North Michigan property.

The increase in REIT securities assets was primarily the result of additional purchases and an increase in the fair market value of our Cedar shares.

Comparison of Three Months ended March 31, 2012 versus Three Months ended March 31, 2011

The following table summarizes our results from continuing operations by business segment for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Operating properties	$(391)	$(2,859)
Loan assets	5,724	11,839
REIT securities	5,244	1,468
Corporate expenses	(3,222)	(3,093)

Income from continuing operations	$7,355	$7,355

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Operating Properties

The following table summarizes our results from continuing operations for our operating properties business segment for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Rents and reimbursements	$12,540	$10,986
Operating expenses	(4,552)	(4,045)
Real estate taxes	(1,254)	(1,255)
Equity in income (loss) of Marc Realty investments	(347)	55
Equity in loss of Sealy Northwest Atlanta	(56)	(592)
Equity in loss of Sealy Airpark Nashville	—	(197)
Equity in loss of Sealy Newmarket	(722)	(511)
Equity in income of Vintage	339	—
Equity in income of WRT-Elad	543	—

Operating income	6,491	4,441
Depreciation and amortization expense	(3,719)	(3,481)
Interest expense	(3,163)	(3,819)

Net loss	$(391)	$(2,859)

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization and interest expense and including our share of income or loss from equity investments increased by $2,050,000 compared to the prior year period.

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Three Months Ended March 31,
	2012	2011
Rents and reimbursements
Same store properties	$11,164	$10,986
New store properties	1,376	—

	12,540	10,986

Operating expenses
Same store properties	3,296	4,045
New store properties	1,256	—

	4,552	4,045

Real estate taxes
Same store properties	1,155	1,255
New store properties	99	—

	1,254	1,255

Consolidated operating properties operating income
Same store properties	6,713	5,686
New store properties	21	—

	$6,734	$5,686

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

The increase in operating income for our same store properties was primarily the result of a decrease in operating expenses of $749,000 and an increase in rents and reimbursements of $178,000.

•

Rental revenues increased by $1,554,000 due to new store revenues of $1,376,000, while same store revenues increased by $178,000. The increase in same store revenue was the result of increased revenue at our Deer Valley, Arizona; Chicago, Illinois (River City) and Chicago, Illinois (One East Erie) properties which were partially offset by declines at our Churchill, Pennsylvania property and one of our Lisle, Illinois properties;

•

Operating expenses increased by $507,000 due to expenses and at our new store properties of $1,256,000. Same store operating expenses decreased by $749,000 due primarily to a decrease in expenses of $652,000 at our Churchill, Pennsylvania property; and

•

Real estate tax expense remained relatively constant. Real estate tax of $99,000 at our new store property was offset by a decrease of $100,000 at our same store properties. The reduction at our same store properties was primarily due to lower taxes at our two Englewood, Colorado properties which were partially offset by increased taxes at our Churchill, Pennsylvania property.

Depreciation and amortization expense increased by $238,000 in 2012 primarily as a result of our property acquisition in 2011. Interest expenses related to our operating properties decreased by $656,000 primarily as a result of refinancing our Meriden, Connecticut property and our Lisle, Illinois properties which resulted in decreased interest expense of $788,000. These decreases were partially offset by interest expense of $486,000 at our new store property.

Non-Consolidated Operating Properties: Equity Investments

Net operating loss from equity investments was $243,000 for the three months ended March 31, 2012 compared to a net loss of $1,300,000 for the three months ended March 31, 2011. The decrease was due primarily to:

•	Operating loss from our Sealy Northwest Atlanta investment decreased by $536,000 due primarily to reduced interest expense resulting from the discounted payoff of the first mortgage loan in June 2011.

•

Operating loss from our Sealy Newmarket investment increased by $211,000 due primarily to additional interest expense allocated to us in 2012 as a result of the accrual of default interest on the first mortgage loan while it is in special servicing. Rental revenues were also lower at this property during the first quarter of 2012 as a result of the loss of a significant tenant in April 2011.

•	Operating income from our Marc Realty investments decreased by $402,000 primarily as a result of the sale of three investments on June 1, 2011.

•	Operating income from our Vintage portfolio which closed June 24, 2011 was $339,000 for the first quarter of 2012.

•	Operating income of $543,000 from our new investment in WRT-Elad.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Loan Assets

The following table summarizes our results from our loan assets business segment for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Interest	$2,399	$2,710
Discount accretion	2,833	6,504
Equity in earnings of preferred equity investment in Marc Realty	—	83
Equity in earnings of ROIC-Riverside LLC	234	234
Equity in loss of WRT-46th Street Gotham LLC	—	(88)
Equity in loss of ROIC-Lakeside Eagle LLC	(12)	(256)
Equity in earnings of Concord Debt Holdings	296	—
Equity in earnings of CDH CDO	394	—
Equity in earnings of WRT-Stamford	89	—
Equity in loss of SoCal Office Portfolio Loan	(345)	—
Equity in earnings of RE CDO Management	11	—
Unrealized gain (loss) on loan securities carried at fair value	164	2,813

Operating income	6,063	12,000
General and administrative expense	(5)	(4)
Interest expense	(334)	(157)

Net income	$5,724	$11,839

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative and interest expense, decreased by $5,937,000 as compared to the prior year period. The decrease was due primarily to:

•	a $2,649,000 decrease in unrealized gain on loan securities carried at fair value recognized in the first three months of 2012;

•	a $3,671,000 decrease in discount accretion due primarily to the repayment of our Metropolitan Tower and Beverly Hilton loans in 2011; and

•	a $311,000 decrease in interest income due primarily to the repayment of loans throughout 2011.

These decreases were partially offset by the increase in net earnings from our equity investment loan assets of $667,000 in 2012 compared to a loss of $27,000 in 2011.

REIT Securities

The following table summarizes our results from our REIT securities business segment for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Interest and dividends	$286	$458
Gain on sale of securities carried at fair value	26	124
Unrealized gain on securities carried at fair value	4,932	886

Operating income	$5,244	$1,468

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, increased by $3,776,000 as compared to the prior year period. The increase was primarily due to a $4,046,000 increase in unrealized gain on securities carried at fair value primarily as a result of a change in the value of our shares of Cedar acquired subsequent to the quarter ended March 31, 2011. The decrease in interest and dividend income was the result of the sale of various securities during 2011.

Corporate

The following table summarizes our results from our corporate business segment for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Interest income	$102	$93
General and administrative	(3,026)	(2,520)
Interest expense	(292)	(637)
State and local taxes	(6)	(29)

Operating loss	$(3,222)	$(3,093)

The decrease in corporate operations for the comparable periods was due primarily to a $506,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $307,000 as a result of an increase in the outstanding equity that is subject to the fee, a $144,000 increase in professional fees and an $86,000 increase in legal and transaction costs.

State income taxes were $6,000 and $29,000 for the three months ended March 31, 2012 and 2011, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

Based on the October 31, 2011 and January 6, 2012 updated guidance on reporting FFO, we have excluded impairment losses on depreciable real estate as well as other-than-temporary impairment on equity method joint ventures in the calculations of FFO and have restated prior period calculations to be consistent with this presentation. The other-than-temporary impairments have been excluded as they relate to decreases in the fair value of depreciable real estate held by the investee.

The following presents a reconciliation of net income to funds from operations for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	2012	2011
Basic
Net income attributable to Winthrop Realty Trust	$8,253	$7,198
Real estate depreciation	2,515	2,118
Amortization of capitalized leasing costs	1,204	1,365
Real estate depreciation and amortization of unconsolidated interests	3,662	2,263
Less: Non-controlling interest share of depreciation and amortization	(732)	(792)

Funds from operations	14,902	12,152
Preferred dividend of Series C Preferred Shares	—	(59)
Preferred dividend of Series D Preferred Shares	(925)	—
Allocation of earnings to Series B-1 Preferred Shares	—	(72)
Allocation of earnings to Series C Preferred Shares	—	(55)

FFO applicable to Common Shares—Basic	$13,977	$11,966

Weighted-average Common Shares	33,052	27,079

FFO Per Common Share—Basic	$0.42	$0.44

Diluted
Funds from operations	$14,902	$12,152
Preferred dividend of Series C Preferred Shares	—	(59)
Preferred dividend of Series D Preferred Shares	(925)	—
Allocation of earnings to Series B-1 Preferred Shares	—	(72)
Allocation of earnings to Series C Preferred Shares	—	(55)

FFO applicable to Common Shares	$13,977	$11,966

Weighted-average Common Shares	33,052	27,079
Stock options	—	2
Convertible Series C Preferred Shares	—	—

Diluted weighted-average Common Shares	33,052	27,081

FFO Per Common Share—Diluted	$0.42	$0.44

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

See Item 1. Financial Statements – Note 2.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

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

Our liabilities include both fixed and variable rate debt. We seek to limit our risk to interest rate fluctuations through match financings on our assets as well as through hedging transactions.

The table below presents information about the Trust’s derivative financial instruments at March 31, 2012 ($ in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap in Other Comprehensive Income
Cap	October 2014	1.00%	$21,000	$174	$(124)
Cap	May 2012	0.75%	$51,982	$17	$—
Cap	May 2013	1.25%	$51,982	$196	$—
Cap	May 2014	1.75%	$51,982	$434	$21

The fair value of our debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $12,140,000 and $12,604,000 at March 31, 2012 and December 31, 2011, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at March 31, 2012 (in thousands):

	Change in LIBOR(2)
	-0.24%	1%	2%	3%
Change in consolidated interest expense	$(51)	$159	$—	$33

Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(27)	90	95	177

(Increase) decrease in net income	$(78)	$249	$95	$210

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty equity investment. The amount does not reflect our equity investment in Concord which has been written down to zero.
(2)	The one-month LIBOR rate at March 31, 2012 was 0.24125%.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

The Trust’s equity investment in Vintage holds floating rate debt of approximately $173,599,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows what the annual effect a change in the SIFMA rate would have on interest expense based upon the unhedged balances in variable rate debt at February 29, 2012 (in thousands):

	Change in SIFMA(1)
	-0.14%	1%	2%	3%
Change in consolidated interest expense	$—	$—	$—	$—

Pro-rata share of change in interest expense of debt on non-consolidated Vintage	(134)	1,132	2,264	3,397

(Increase) decrease in net income	$(134)	$1,132	$2,264	$3,397

(1)	The one-month SIFMA rate at February 29, 2012 was 0.14%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, our variable rate loan assets with a face value aggregating $50,494,000 at March 31, 2012 and December 31, 2011, partially mitigate our exposure to change in interest rates.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

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

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: May 9, 2012	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: May 9, 2012	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	—

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	—

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	—

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust - Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	—

4.4	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	—

4.5	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Form 8-K filed November 28, 2011.	—

4.6	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012.	—

4.7	Amended and Restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012.	—

4.8	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	—

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	—

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2012

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	—

10.5	Amendment No. 3 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 2, 2012.	—

10.6	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	—

10.7	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	—

10.8	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	—

10.9	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	—

10.10	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	—

10.11	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	—

10.12	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association. – Incorporated by reference to Exhibit 10.19 to the Trust’s 10-K filed March 15, 2012.	—

10.13	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. – Incorporated by reference to Exhibit 10.20 to the Trust’s 10-K filed March 16, 2011.	—

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(2)

101.SCH	XBRL Taxonomy Extension Schema Document	(2)

101.CAL	XBRL Taxonomy Calculation Linkbase Document	(2)

101.LAB	XBRL Taxonomy Label Linkbase Document	(2)

101.PRE	XBRL Presentation Label Linkbase Document	(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(2)

(1)	filed herewith
(2)	The XBRL related information was previously furnished with the Registrant’s Form 10-Q for the quarter ended September 30, 2011 and is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.