Form 10-Q
period 2012-06-30
Winthrop Realty Trust
filed 2012-08-09
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

As of August 1, 2012 there were 33,077,047 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

Item 1. Financial Information

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)	(unaudited)
ASSETS
Investments in real estate, at cost
Land	$39,575	$36,495
Buildings and improvements	350,243	327,337

	389,818	363,832
Less: accumulated depreciation	(49,818)	(44,556)

Investments in real estate, net	340,000	319,276
Cash and cash equivalents	43,959	40,952
Restricted cash held in escrows	10,678	3,914
Loans receivable, net	123,872	114,333
Accounts receivable, net of allowances of $397 and $639, respectively	19,261	16,140
Securities carried at fair value	34,079	28,856
Loan securities carried at fair value	5,385	5,309
Preferred equity investments	5,500	5,520
Equity investments	146,221	162,142
Lease intangibles, net	34,678	36,305
Deferred financing costs, net	1,081	1,180
Assets held for sale	6	6

TOTAL ASSETS	$764,720	$733,933

LIABILITIES
Mortgage loans payable	$229,891	$230,940
Non-recourse secured financings	29,150	29,150
Revolving line of credit	—	40,000
Accounts payable and accrued liabilities	16,696	16,174
Dividends payable	5,373	5,369
Deferred income	1,010	502
Below market lease intangibles, net	2,602	2,962

TOTAL LIABILITIES	284,722	325,097

COMMITMENTS AND CONTINGENCIES

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 5,060,000 shares authorized and 4,820,000 shares outstanding at June 30, 2012 and 1,840,000 shares authorized and 1,600,000 shares outstanding at December 31, 2011	120,500	40,000
Common Shares, $1 par, unlimited shares authorized; 33,066,280 and 33,041,034 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	33,066	33,041
Additional paid-in capital	617,862	626,099
Accumulated distributions in excess of net income	(314,091)	(311,246)
Accumulated other comprehensive loss	(149)	(92)

Total Winthrop Realty Trust Shareholders’ Equity	457,188	387,802
Non-controlling interests	22,810	21,034

Total Equity	479,998	408,836

TOTAL LIABILITIES AND EQUITY	$764,720	$733,933

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rents and reimbursements	$13,257	$11,234	$25,797	$22,220
Interest, dividends and discount accretion	5,778	5,094	11,296	14,766

	19,035	16,328	37,093	36,986

Expenses
Property operating	3,779	3,987	8,331	8,032
Real estate taxes	1,017	1,087	2,271	2,342
Depreciation and amortization	4,479	3,312	8,198	6,793
Interest	3,512	3,963	7,301	8,576
General and administrative	3,264	2,758	6,295	5,282
State and local taxes	143	48	149	77

	16,194	15,155	32,545	31,102

Other income (loss)
Earnings from preferred equity investments	—	158	—	241
Equity in income of equity investments	586	2,875	1,010	1,520
Realized gain on sale of securities carried at fair value	15	7	41	131
Unrealized (loss) gain on securities carried at fair value	(791)	(723)	4,141	163
Unrealized (loss) gain on loan securities carried at fair value	(88)	34	76	2,847
Gain on sale of equity investment	232	—	232	—
Interest income	90	443	192	536

	44	2,794	5,692	5,438

Income from continuing operations	2,885	3,967	10,240	11,322
Discontinued operations
Income (loss) from discontinued operations	—	90	(3)	137

Consolidated net income	2,885	4,057	10,237	11,459
(Income) loss attributable to non-controlling interest	473	(329)	1,374	(533)

Net income attributable to Winthrop Realty Trust	3,358	3,728	11,611	10,926
Preferred dividend of Series C Preferred Shares	—	(58)	—	(117)
Preferred dividend of Series D Preferred Shares	(2,787)	—	(3,712)	—

Net income attributable to Common Shares	$571	$3,670	$7,899	$10,809

Per Common Share data—Basic
Income from continuing operations	$0.02	$0.11	$0.24	$0.36
Income from discontinued operations	—	—	—	—

Net income attributable to Winthrop Realty Trust	$0.02	$0.11	$0.24	$0.36

Per Common Share data—Diluted
Income from continuing operations	$0.02	$0.11	$0.24	$0.36
Income from discontinued operations	—	—	—	—

Net income attributable to Winthrop Realty Trust	$0.02	$0.11	$0.24	$0.36

Basic Weighted-Average Common Shares	33,064	32,573	33,058	29,841

Diluted Weighted-Average Common Shares	33,064	32,574	33,058	29,842

Comprehensive income
Consolidated net income	$2,885	$4,057	$10,237	$11,459
Change in unrealized gain (loss) on interest rate derivative	(25)	—	(57)	63

Comprehensive income	$2,860	$4,057	$10,180	$11,522

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

						Accumulated	Accumulated
	Cumulative Redeemable		Common Shares of		Additional	Distributions	Other	Non-
	Series D Preferred Shares		Beneficial Interest		Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income	Interests	Total
Balance, December 31, 2011	1,600	$40,000	33,041	$33,041	$626,099	$(311,246)	$(92)	$21,034	$408,836

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	11,611	—	—	11,611
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	(1,374)	(1,374)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(270)	(270)
Contributions from non-controlling interests	—	—	—	—	—	—	—	3,975	3,975
Purchase of non-controlling interests	—	—	—	—	(5,695)	—	—	(555)	(6,250)
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	—	—	(10,744)	—	—	(10,744)
Dividends paid or accrued on Series D Preferred
Shares ($1.15625 per share)	—	—	—	—	—	(3,712)	—	—	(3,712)
Series D Preferred Share offering	3,220	80,500	—	—	(2,785)	—	—	—	77,715
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	(57)	—	(57)
Stock issued pursuant to dividend reinvestment plan	—	—	25	25	243	—	—	—	268

Balance, June 30, 2012	4,820	$120,500	33,066	$33,066	$617,862	$(314,091)	$(149)	$22,810	$479,998

						Accumulated	Accumulated
	Cumulative Redeemable		Common Shares of		Additional	Distributions	Other	Non-
	Series D Preferred Shares		Beneficial Interest		Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income	Interests	Total
Balance, December 31, 2010	—	$—	27,030	$27,030	$569,586	$(300,782)	$(63)	$14,076	$309,847

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	10,926	—	—	10,926
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	533	533
Distributions to non-controlling interests	—	—	—	—	—	—	—	(194)	(194)
Contributions from non-controlling interests	—	—	—	—	—	—	—	277	277
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	—	—	(9,748)	—	—	(9,748)
Dividends paid or accrued on Series C Preferred Shares ($0.8125 per share)	—	—	—	—	—	(117)	—	—	(117)
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	63	—	63
Net proceeds from Common Shares offering	—	—	5,750	5,750	55,636	—	—	—	61,386
Shares issued pursuant to dividend	—	—
reinvestment plan	—	—	118	118	1,250	—	—	—	1,368

Balance, June 30, 2011	—	$—	32,898	$32,898	$626,472	$(299,721)	$—	$14,692	$374,341

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$10,237	$11,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of of deferred financing costs)	5,460	4,629
Amortization of lease intangibles	2,884	2,337
Straight-lining of rental income	(2,476)	(709)
Loan discount accretion	(5,559)	(8,793)
Discount accretion received in cash	14,065	8,540
Earnings of preferred equity investments	—	(241)
Distributions of income from preferred equity investments	97	60
Income of equity investments	(1,010)	(1,520)
Distributions of income from equity investments	4,788	3,813
Restricted cash held in escrows	(2,312)	1,359
Gain on sale of equity investment	(232)	—
Gain on sale of securities carried at fair value	(41)	(131)
Unrealized gain on securities carried at fair value	(4,141)	(163)
Unrealized gain on loan securities carried at fair value	(76)	(2,847)
Tenant leasing costs	(683)	(581)
Bad debt (recovery) expense	(242)	191
Net change in interest receivable	(135)	(161)
Net change in accounts receivable	(418)	(1,131)
Net change in accounts payable and accrued liabilities	2,303	1,068

Net cash provided by operating activities	22,509	17,179

Cash flows from investing activities
Investments in real estate	(28,882)	(4,139)
Investment in equity investments	(33,546)	(59,562)
Investment in preferred equity investments	(4,000)	(3,942)
Proceeds from sale of investments in real estate	632	—
Proceeds from sale of equity investments	2,297	6,000
Return of capital distribution from equity investments	38,100	26,130
Purchase of securities carried at fair value	(5,655)	(568)
Proceeds from sale of securities carried at fair value	4,614	26,281
Proceeds from payoff of loan securities	—	8,748
Restricted cash held in escrows	(4,431)	(1,417)
Issuance and acquisition of loans receivable	(44,096)	(44,161)
Collection of loans receivable	29,798	12,717

Net cash used in investing activities	(45,169)	(33,913)

	(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, continued)

	Six Months Ended
	June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from financing activities
Proceeds from mortgage loans payable	2,051	11,000
Principal payments of mortgage loans payable	(3,100)	(30,692)
Proceeds from revolving line of credit	—	27,324
Proceeds from issuance of Series D Preferred Shares	77,715	—
Payment of revolving line of credit	(40,000)	(52,774)
Proceeds from note payable	—	15,150
Restricted cash held in escrows	(21)	(501)
Deferred financing costs	(99)	(612)
Contribution from non-controlling interest	3,975	277
Distribution to non-controlling interest	(270)	(194)
Purchase of non-controlling interests	(400)	—
Issuance of Common Shares through offering	—	61,386
Issuance of Common Shares under Dividend Reinvestment Plan	268	1,368
Dividend paid on Common Shares	(10,740)	(8,794)
Dividend paid on Series D Preferred Shares	(3,712)	—
Dividend paid on Series C Preferred Shares	—	(117)

Net cash provided by financing activities	25,667	22,821

Net increase in cash and cash equivalents	3,007	6,087
Cash and cash equivalents at beginning of period	40,952	45,257

Cash and cash equivalents at end of period	$43,959	$51,344

Supplemental Disclosure of Cash Flow Information
Interest paid	$7,072	$8,865

Taxes paid	$257	$47

Supplemental Disclosure on Non-Cash Investing and Financing Activities

Dividends accrued on Common Shares	$5,373	$5,346

Dividends accrued on Series C Preferred Shares	$—	$39

Capital expenditures accrued	$1,474	$172

Other receivables	$—	$—

Transfer to loan securities carried at fair value	$—	$662

Transfer from loans receivable	$(2,938)	$(11,184)

Transfer from preferred equity	$(3,923)	$(2,022)

Transfer to equity investment	$6,861	$12,544

Transfer to loan receivable	$6,550	$—

Transfer from equity investment	$(12,400)	$—

Transfer to additional paid-in capital	$5,487	$—

Transfer to non-controlling interests	$363	$—

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

FORM 10-Q JUNE 30, 2012

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic
Income from continuing operations	$2,885	$3,967	$10,240	$11,322
(Income) loss attributable to non-controlling interest	473	(329)	1,374	(533)
Preferred dividend of Series C Preferred Shares	—	(58)	—	(117)
Preferred dividend of Series D Preferred Shares	(2,787)	—	(3,712)	—

Income from continuing operations applicable to Common Shares	571	3,580	7,902	10,672
Income (loss) from discontinued operations	—	90	(3)	137

Net income applicable to Common Shares for earnings per share purposes	$571	$3,670	$7,899	$10,809

Basic weighted-average Common Shares	33,064	32,573	33,058	29,841

Income from continuing operations	$0.02	$0.11	$0.24	$0.36
Income from discontinued operations	—	—	—	—

Net income per Common Share	$0.02	$0.11	$0.24	$0.36

Diluted
Income from continuing operations	$2,885	$3,967	$10,240	$11,322
(Income) loss attributable to non-controlling interest	473	(329)	1,374	(533)
Preferred dividend of Series C Preferred Shares	—	(58)	—	(117)
Preferred dividend of Series D Preferred Shares	(2,787)	—	(3,712)	—

Income from continuing operations applicable to Common Shares	571	3,580	7,902	10,672
Income (loss) from discontinued operations	—	90	(3)	137

Net income applicable to Common Shares for earnings per share purposes	$571	$3,670	$7,899	$10,809

Basic weighted-average Common Shares	33,064	32,573	33,058	29,841
Series B-1 Preferred Shares (1)	—	—	—	—
Series C Preferred Shares (2)	—	—	—	—
Stock options (3)	—	1	—	1

Diluted weighted-average Common Shares	33,064	32,574	33,058	29,842

Income from continuing operations	$0.02	$0.11	$0.24	$0.36
Income from discontinued operations	—	—	—	—

Net income per Common Share	$0.02	$0.11	$0.24	$0.36

(1)	The Series B-1 Preferred Shares were anti-dilutive for the three and six months ended June 30, 2011 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.
(2)	The Series C Preferred Shares were anti-dilutive for the three and six months ended June 30, 2011 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.
(3)	The Trust’s outstanding stock options were anti-dilutive for the three months ended June 30, 2012 and are not included in the weighted average shares outstanding for the calculation of diluted earnings per Common Share. The Trust’s outstanding stock options were dilutive for the six months ended June 30, 2012 and the three and six months ended June 30, 2011. The weighted-average stock options for the six months ended June 30, 2012 were less than one thousand shares.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

3.	Fair Value Measurements

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

The Trust’s Level 3 loan securities carried at fair value primarily consist of non-agency mortgage-related securities. The non-agency mortgage-related securities market continued to be illiquid during the first half of 2012, with low transaction volumes, wide credit spreads, and limited transparency. The Trust values the loan securities carried at fair value it holds based primarily on prices received from a pricing service. The techniques used by the pricing service to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry standard modeling, such as a discounted cash flow model. The significant inputs and assumptions used to determine the fair value of the Trust’s loan securities include payment rates, probability of default, loss severity and yield to maturity percentages.

Recurring Measurements

The table below presents the Trust’s assets measured at fair value on a recurring basis as of June 30, 2012, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Securities carried at fair value	$34,079	$—	$—	$34,079
Loan securities carried at fair value	—	—	5,385	5,385
Interest rate caps	—	149	—	149

	$34,079	$149	$5,385	$39,613

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

The table below includes a roll forward of the balance sheet amounts from January 1, 2012 to June 30, 2012, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities Carried at Fair Value	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Fair value, January 1	$5,309	$11,981
Net unrealized gain	76	2,847
Sales	—	(662)
Payoff at par	—	(8,748)

Fair value, June 30	$5,385	$5,418

During the six months ended June 30, 2012 and 2011 there were no transfers between Level 1 and Level 2 fair value assets and liabilities.

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3. Refer to “Assets measured at fair value on a recurring basis” for a complete valuation hierarchy summary.

	Assets Measured at Fair Value (in thousands)	Valuation Technique	Unobservable Input	Input Range	Weighted Average
Loan
Securities	$5,385	Discounted cash flow	Constant prepayment rate	0%	0%
			Probability of default	0%	0%
			Loss severity	0%	0%
			Yield to maturity	6.30% -11.56%	9.01%

Prepayment rates, probability of default, loss severity and yield to maturity percentage are used to determine the fair value of the loan securities. Increases or decreases in these inputs could cause the fair value of the assets to significantly decrease or increase respectively.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

Non-Recurring Measurements

The Trust did not have any non-recurring measurements of fair value of assets or liabilities during the three and six months ended June 30, 2012. These items would typically include investments in real estate and equity investments.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows (in thousands):

	June 30, 2012
			Fair value hierarchy level
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets (liabilities)
Loans receivable	$123,872	$128,936	$—	$—	$128,936
Mortgage loans payable	(229,891)	(219,036)	—	—	(219,036)

	December 31, 2011
	Carrying Amount	Fair Value
Assets (liabilities)
Receivable	$114,333	$123,630
Mortgage loans payable	(230,940)	(218,336)

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

For the three months ended June 30, 2012 and 2011, the Trust recognized net unrealized losses of $879,000 and $689,000, respectively. For the six months ended June 30, 2012 and 2011, the Trust recognized net unrealized gains of $4,217,000 and $3,010,000, respectively. The change in fair value of the REIT securities and loan securities for which the fair value option was elected is recorded as an unrealized gain or loss in the Trust’s Statement of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

The following table presents as of June 30, 2012 and December 31, 2011 the Trust's financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	June 30, 2012	December 31, 2011
Assets
Securities carried at fair value:
REIT preferred shares	$—	$4,277
REIT common shares	34,079	24,579
Loan securities carried at fair value	5,385	5,309

	$39,464	$34,165

The table below presents as of June 30, 2012 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at June 30, 2012	Amount Due Upon Maturity	Difference
Assets
Loan securities carried at fair value	$5,385	$7,494	$2,109

	$5,385	$7,494	$2,109

4.	Acquisition, Disposition, Leasing and Financing Activities

Acquisition & Loan Origination Activity:

Fenway Shea—Loan Asset—On April 5, 2012, the Trust originated a $2,250,000 first mortgage loan which bears interest at 12% per annum and matures on April 5, 2014, with one, one-year extension right. Payments are interest only payable monthly with a balloon payment due at maturity. The loan is collateralized by a 45,655 square foot, two-story multi-tenant office building located at 4545 East Shea Boulevard, Phoenix, Arizona.

Waterford Place Apartments—Operating Property—On April 17, 2012, the Trust acquired a 320 unit class A multi-family property situated on 27.9 acres in the Germantown/Collierville submarket of Memphis, Tennessee commonly referred to as Waterford Place for a purchase price of approximately $21,473,000. The property which had been foreclosed on by the mortgage lender in May 2011 was constructed in 2001 and was 87% occupied at acquisition. Costs incurred to complete the acquisition have been expensed in the current period.

127 West 25th Street—Loan Asset—On May 14, 2012, the Trust originated a $9,000,000 mezzanine loan collateralized by 100% of the member interests in the entity that holds title to the 104,000 square foot, 12-story building located at 127 West 25th Street, Manhattan, New York. The loan bears interest at a rate equal to the greater of 14% per annum or LIBOR plus 10%, requires payment of principal and interest and matures on April 30, 2015. In connection with the entering into of the loan agreement, the Trust received a 1% origination fee of $90,000 and commitment fees totaling $591,500, which have been deferred and will be amortized as a yield adjustment over the life of the loan. The loan is subordinate to a mortgage loan of $35,180,000 which bears interest at a rate of 4.5% per annum and requires payments of interest only.

Broward Financial Center—Loan Asset—On May 23, 2012, the Trust acquired for approximately $42,800,000 a matured first mortgage loan with a face value of $42,098,000 collateralized by a 326,000 square-foot commercial building located at 500 East Broward Boulevard, Ft. Lauderdale, Florida, containing approximately 47,000 square feet of retail space and 279,000 square feet of office space that is currently 74% leased. Following the acquisition of this loan, the Trust entered into a modification with the borrower, pursuant to which the maturity date was extended until October 15, 2012, the interest rate was increased to 9.836% per annum and the borrower made a payment of approximately $12,800,000, which reduced the outstanding principal balance of the loan to $30,000,000.

Mentor Building—Loan Asset and Equity Investment—On March 6, 2012, the Trust purchased a first mortgage loan at par for $2,521,000 with a fixed interest rate of 7.5% per annum, requiring payments of principal and interest, and a maturity date of September 10, 2012. The loan is secured by a 6,571 square foot retail condominium building known as the Mentor Building

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

located in Chicago, Illinois which is adjacent to the Sullivan Center property held by the Trust’s WRT-Elad joint venture. On May 10, 2012, the Trust agreed to modify the terms of the loan increasing the interest rate to 10% per annum, requiring payments of interest only and extending the maturity date to September 10, 2017. Concurrent with the loan modification, on May 10, 2012 the Trust also acquired for $300,000 a 20% interest in the borrower from a third party member and simultaneously made a $200,000 capital contribution to the borrower, which combined, resulted in a 49.9% aggregate equity investment for $500,000.

One East Erie / Ontario Operating Property – Non-Controlling Interest—On June 1, 2012, the Trust purchased from Marc Realty its 20% non-controlling interest in FT-Ontario Holdings LLC (“Ontario”) for $5,850,000. The property contains 126,000 square feet of retail and office space consisting of the first six floors in a mixed use building together with 208 parking spaces located at One East Erie, Chicago, Illinois. The Trust now owns 100% of Ontario. The Trust accounted for the purchase as an equity transaction recording the difference in the $363,000 carrying value of the acquired non-controlling interest and the purchase price as a $5,487,000 reduction in paid-in-capital.

Investments in Joint Ventures:

Southern California Office Portfolio (“SoCal”) – Investment in Loan Asset—On April 6, 2012, WRT-SoCal Lender LLC (“Lender”) a consolidated joint venture which holds an investment in a loan collateralized by the SoCal officer portfolio amended and restated its operating agreement to allow for the admission of IX SoCal Holdings LP (“Starwood”) as a member. Starwood contributed $3,500,000 for a 10.2178% interest in the joint venture. The Trust received a special distribution from Lender equal to Starwood’s contribution which was recorded as a contribution from non-controlling interests. The admission of Starwood did not result in a change in control with respect to Lender, which the trust continues to consolidate. As a result, the Trust now owns a 50.2% effective interest in the SoCal loan investment on a fully-diluted basis.

10 Metrotech – Equity Investment Loan Asset—On April 18, 2012, the Trust funded $75,000 for a 33.33% interest in a joint venture (“10 Metrotech JV”). These funds were used to acquire from Sorin Real Estate CDO IV LTD, a $21,000,000, B Participation in the whole loan secured by a 364,968 square foot, seven story, class B/C office building on a 0.58 acre land parcel in Brooklyn, New York referred to as 10 Metrotech. The B Participation is subordinate to a $39,400,000 senior participation. The senior participation and the B Participation collectively are referred to as the Metrotech Loan. See Note 16 – Subsequent Events for recent developments on this investment.

Concord—Additional Equity Investment—On May 1, 2012, the Trust acquired from Lexington Realty Trust its 33.33% interest in both Concord Debt Holdings LLC (“Concord”) and CDH CDO LLC (“CDH CDO”) and its 50% interest in the collateral manager of Concord Real Estate CDO 2006-1, Ltd. for an aggregate purchase price of $7,000,000. As a result, the Trust now holds a 66.67% interest in both Concord and CDH CDO and 100% of the economics of the collateral manager. This transaction did not result in a change in control. In the event of a sale of the Trust’s interest in CDH CDO or its interest in the collateral manager, additional proceeds may be payable to Lexington Realty Trust if the sales price exceeds the purchase price paid by the Trust.

Vintage Housing Holdings LLC – Equity Investment and Preferred Equity Investment—On June 1, 2012, the Trust contributed an additional $5,500,000 to its Vintage Housing Holdings LLC (“VHH”) equity investment platform consisting of $1,500,000 in common equity and $4,000,000 in preferred equity with a 12% return. In connection with the transaction, VHH acquired a general partner interest and development fees relating to a residential development project referred to as Vintage at Urban Center, a tax credit apartment community in Lynwood, Washington with a proposed village development of 395 multi-family rental units and 4,000 square feet of retail space.

Disposition & Loan Repayments Activity:

Broadway / FII Co-Invest LLC – Private Equity Securities—On April 10, 2012, the Trust’s interest in FII Co-Invest LLC was redeemed for $2,032,000, net of costs. The Trust recognized a $232,000 gain on the sale of this private equity investment for which it had a cost basis of $1,800,000.

160 Spear Street – Loan Asset—On May 9, 2012, the Trust’s 160 Spear loans receivable with a par value of $19,645,000 were paid off at par by the borrower. The Trust’s outstanding investment in these loans prior to payoff was $8,054,000.

Magazine—Loan Asset—On May 9, 2012, the Trust’s Magazine loan receivable with a par value of $20,000,000 was paid off at par by the borrower. The Trust’s outstanding investment in this loan prior to payoff was $17,525,000.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

Churchill—Operating Property—On May 14, 2012, the Trust sold the portion of the Churchill, Pennsylvania property that was not leased to Westinghouse for $914,000. No gain on loss was recognized as a result of this transaction, and it resulted in a $632,000 reduction of the basis in the Churchill property by the net proceeds received. The Trust agreed to provide financing to the buyer in the aggregate amount of $675,000 to cover property operating expenses. At closing, the Trust provided $324,000 of financing to cover buyers expenses and taxes due. An additional $175,000 will be advanced on each of August 20, 2012 and November 20, 2012 directly to the taxing authority to cover taxes due on the sold parcel. The loan is interest only and bears interest at LIBOR + 3.75%, matures on June 1, 2015 and is collateralized by the property.

Marc Realty 30 North Michigan—Equity Investment—On May 31, 2012, the Trust sold to its joint venture partner, Marc Realty, for $10,300,000 its equity interest in Michigan 30 LLC. The purchase price was financed with a $6,550,000 secured promissory note which bears interest at 10% per annum, requires payments of interest only and matures on May 31, 2015. This note was fully satisfied on August 3, 2012. The Trust recognized a loss of approximately $95,000 on the transaction which is reflected in equity earnings.

Marc Realty—Equity Investments—On May 31, 2012, the Trust sold to its joint venture partner, Marc Realty for $2,100,000 all of its equity interests in River Road LLC, Salt Creek LLC, and 900 Ridgebrook LLC equity investments for $1,000,000, $0 and $1,100,000, respectively. The Trust recognized an aggregate $16,000 gain on the transactions which is reflected in equity earnings.

5.	Loans Receivable

The following table summarizes the Trust’s loans receivable at June 30, 2012 and December 31, 2011 (in thousands):

			Carrying Amount		Contractual
		Stated	June 30,	December 31,	Maturity
Description	Location Position	Interest Rate	2012	2011	Date
160 Spear (6)	B-Note	9.75%	$—	$11,555	—
160 Spear (6)	Mezzanine	15.00%	—	4,846	—
Magazine (6)	Mezzanine	LIBOR + 1.23%	—	18,805	—
Broward Financial Center	Whole Loan	9.84%	30,139	—	10/15/12
Hotel Wales	Whole Loan	LIBOR + 4.0% (2)	20,097	20,101	10/05/13
Renaissance Walk	Mezzanine	LIBOR + 12.0%(3)	3,000	3,000	01/01/14
Fenway Shea (1)	Whole Loan	12.00%	2,250	—	04/05/14
Legacy Orchard (1)	Corporate Loan	15.00%	9,750	9,750	10/31/14
San Marbeya	Whole Loan	5.88%	26,816	26,501	01/01/15
127 West 25th Street	Mezzanine	14.00% (5)	9,105	—	04/30/15
Marc Realty—30 N Michigan (1)	Mezzanine	10.00%	6,607	—	05/31/15
Churchill (1)	Whole Loan	LIBOR + 3.75%	326	—	06/01/15
Rockwell	Mezzanine	12.00%	294	275	05/01/16
29 East Madison (1)	Mezzanine	8.00%	365	4,028	05/31/16
500-512 7th Ave	B-Note	7.19%	9,990	9,979	07/11/16
180 N. Michigan	Mezzanine	(4)	—	2,930	(4)
Wellington Tower	Mezzanine	6.79%	2,622	2,563	07/11/17
Mentor Building	Whole Loan	10.00%	2,511	—	09/10/17

			$123,872	$114,333

(1)	The Trust determined that certain loans receivable are variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.
(2)	Libor floor of 3%.
(3)	Libor floor of 2%
(4)	Converted to equity investment during the three months ended March 31, 2012.
(5)	Interest rate is equal to the greater of 14.0% or LIBOR + 10%.
(6)	The loans were satisfied during the second quarter.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

The carrying amount of loans receivable includes accrued interest of $635,000 and $500,000 at June 30, 2012 and December 31, 2011, respectively, and cumulative accretion of $1,408,000 and $9,914,000 at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, the Trust’s loans receivable have unamortized discount yet to be recognized as income totaling $6,955,000 and $8,399,000.

The weighted average coupon on the Trust’s loans receivable was 7.35% and 5.99% and the weighted average yield to maturity was 10.43% and 12.64% at June 30, 2012 and December 31, 2011 respectively.

With the exception of the San Marbeya and Hotel Wales loans receivable, none of the loans receivable are directly financed. Non-recourse secured financings in the amount of $29,150,000 related to these loans receivable were outstanding at June 30, 2012 and December 31, 2011.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

Six Months Ended
June 30, 2012
Balance at beginning of period	$114,333
Purchase and advances	50,646
Interest (received) accrued, net	135
Repayments	(29,798)
Loan discount accretion	5,559
Discount accretion received in cash	(14,065)
Transfer 180 North Michigan loan to equity investments	(2,938)

Balance at end of period	$123,872

The following table summarizes the Trust’s interest, dividend and discount accretion income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest, dividends and discount accretion detail:
Interest on loan assets	$2,746	$2,687	$5,145	$5,397
Accretion of loan discount	2,726	2,289	5,559	8,793
Interest and dividends on REIT securities	306	118	592	576

Total interest, dividends, and discount accretion	$5,778	$5,094	$11,296	$14,766

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

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

The table below summarizes the Trust’s loans receivable by internal credit rating at June 30, 2012 (in thousands, except for number of loans).

Internal Credit Quality	Number of Loans	Carrying Value of Loans Receivable
Greater than zero	14	$123,872
Equal to zero	—	—
Less than zero	—	—

	14	$123,872

Non-Performing Loans

The Trust considers a loan to be non-performing and places loans on non-accrual status at such time as management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust's judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan's carrying value. If and when a loan is brought back into compliance with its contractual terms, the Trust will resume accrual of interest. As of June 30, 2012 and December 31, 2011, there were no non-performing loans and no past due payments. The Trust recorded no provision for loan loss for the three and six months ended June 30, 2012 and 2011.

6.	Securities Carried at Fair Value

Securities carried at fair value are summarized in the table below (in thousands):

	June 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
REIT Preferred shares	$—	$—	$2,067	$4,277
REIT Common shares	26,775	34,079	21,492	24,579

	26,775	34,079	23,559	28,856
Loan securities	1,661	5,385	1,661	5,309

	$28,436	$39,464	$25,220	$34,165

During the three and six months ended June 30, 2012, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $312,000 and $4,614,000, respectively. The gross realized gains on these sales and payoffs totaled approximately $15,000 and $41,000, in the three and six months ended June 30, 2012, respectively.

During the three and six months ended June 30, 2011, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $15,144,000 and $35,029,000, respectively. The gross realized gains on these sales and payoffs totaled approximately $7,000 and $131,000 in the three and six months ended June 30, 2011, respectively.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

For purpose of determining gross realized gains, the cost of securities is based on specific identification. For the six months ended June 30, 2012 and 2011, the Trust recognized net unrealized gains on securities carried at fair value and loan securities carried at fair value of $4,217,000, and $3,010,000 respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.

For the three months ended June 30, 2012 and 2011, the Trust recognized net unrealized losses of securities carried at fair value and loan securities carried at fair value of $879,000 and $689,000, respectively.

7.	Equity Investments

The Trust’s carrying amounts in its equity investments consist of the following at June 30, 2012 and December 31, 2011 (in thousands):

Venture Partner	Equity Investment	Nominal % Ownership at June 30, 2012	June 30, 2012	December 31, 2011
Marc Realty (2)	Michigan 30 LLC	—	—	10,049
Marc Realty (1)	Brooks Building LLC	50.0%	7,930	7,679
Marc Realty (1)	High Point Plaza LLC	50.0%	2,330	2,441
Marc Realty (2)	Salt Creek LLC	—	—	—
Marc Realty (1)	1701 Woodfield LLC	50.0%	1,979	2,047
Marc Realty (2)	River Road LLC	—	—	1,000
Marc Realty (3)	3701 Algonquin Road LLC	—	—	250
Marc Realty (1)	Enterprise Center LLC	50.0%	2,579	2,679
Marc Realty (2)	900 Ridgebrook LLC	—	—	1,000
Marc Realty (1)	Michigan 180 Property LLC	70.0%	6,950	—
Sealy (1)	Northwest Atlanta Partners LP	60.0%	8,373	8,537
Sealy (1)	Newmarket GP LLC	68.0%	1,344	2,811
Sealy (1)	Airpark Nashville GP	50.0%	—	—
Inland	Concord Debt Holdings LLC	33.33%	—	—
Inland	CDH CDO LLC	33.33%	—	—
Inland	Concord Hebt Holdings LLC (5)	33.33%	4,529	—
Inland	CDH CDO LLC (5)	33.33%	2,978	—
ROIC	WRT-ROIC Riverside LLC	50.0%	7,883	7,883
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	1	7
Atrium Holding	RE CDO Management LLC	50.0%	1,794	1,296
VHH LLC (1)	Vintage Housing LLC	75.0%	30,144	29,887
Broadway Partners (4)	FII Co-Invest LLC	—	—	1,800
New Valley/Starwood (1)	Socal Office Portfolio Loan LLC	50.2%(6)	33,888	72,626
Elad Canada Ltd (1)	WRT-Elad One South State Equity LP	50.0%	2,087	—
Elad Canada Ltd	WRT-Elad One South State Lender LP	50.0%	22,629	10,150
Mack-Cali	WRT-Stamford LLC	20.0%	8,236	—
Atrium/Northstar (1)	10 Metrotech Loan LLC	33.3%	56	—
Freed	Mentor Retail LLC	49.9%	511	—

			$146,221	$162,142

(1)	The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the VIEs economic performance.
(2)	Interest sold to Marc Realty on May 31, 2012.
(3)	Interest sold to Marc Realty on March 1, 2012.
(4)	Interest was redeemed on April 10, 2012.
(5)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.
(6)	Represents the Trust’s ownership in the underlying entity.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

The following table reflects the activity of the Trust’s equity investments for the period ended June 30, 2012 (in thousands):

Investment	Balance at December 31, 2011	Contributions	Equity Income (loss)	Distributions	Sales	Balance at June 30, 2012
Marc Realty	$27,145	$8,150	$(344)	$(533)	$(12,650)	$21,768
Sealy	11,348	—	(1,631)	—	—	9,717
Concord Debt Holdings LLC	—	—	351	(351)	—	—
CDH CDO LLC	—	—	534	(534)	—	—
Concord Debt Holdings LLC (1)	—	4,501	28	—	—	4,529
CDH CDO LLC (1)	—	2,500	478	—	—	2,978
WRT-ROIC Riverside LLC	7,883	—	468	(468)	—	7,883
WRT-ROIC Lakeside Eagle LLC	7	10	(16)	—	—	1
SoCal Office Portfolio Loan LLC	72,626	—	(638)	(38,100)	—	33,888
RE CDO Management LLC	1,296	550	28	(80)	—	1,794
Vintage Housing LLC	29,887	2,029	934	(2,706)	—	30,144
FII Co-invest LLC	1,800	—	—	—	(1,800)	—
WRT-Elad One South Street Equity LP	—	2,837	(750)	—	—	2,087
WRT-Elad One South Street Lender LP	10,150	11,214	1,265	—	—	22,629
WRT-Stamford LLC	—	8,036	316	(116)	—	8,236
10 Metrotech Loan LLC	—	75	(19)	—	—	56
Mentor Retail LLC	—	505	6	—	—	511

Total	$162,142	$40,407	$1,010	$(42,888)	$(14,450)	$146,221

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

Concord

On May 1, 2012, the Trust acquired from Lexington Realty Trust its 33.33% interest in Concord Debt Holdings LLC and CDH CDO LLC for an aggregate price of $7,000,000. This acquisition will be accounted for using the equity method of accounting and will be separate from the on-going investment in Concord. This acquisition does not represent a funding of prior losses. The Trust will recognize its pro-rata share of income or loss in the new investment.

8.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $229,891,000 and $230,940,000 at June 30, 2012 and December 31, 2011, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR/Prime	Interest Rate at June 30, 2012	June 30, 2012	December 31, 2011
Amherst, NY	Oct 2013	—	5.65%	$15,457	$15,682
Meriden, CT & Lisle, IL	Oct 2014	Libor + 2.5%(1)	2.77%	21,000	21,000
Chicago, IL	Apr 2015	—	5.50%	8,700	8,900
Indianapolis, IN	Apr 2015	—	5.82%	4,129	4,169
Chicago, IL	Mar 2016	—	5.75%	20,360	20,522
Houston, TX	Apr 2016	—	6.21%	54,301	56,423
New York, NY	May 2016	Libor + 2.5% (2)	3.50%	51,636	49,585
Lisle, IL	Mar 2017	—	5.55%	5,577	5,600
Orlando, FL	Jul 2017	—	6.40%	37,861	38,132
Plantation, FL	Apr 2018	—	6.48%	10,870	10,927

				$229,891	$230,940

(1)	The loan has an interest rate cap which caps at LIBOR at 1%.
(2)	The loan has a LIBOR floor of 1%.

Non-Recourse Secured Financing

The Trust’s non-recourse secured financings at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

Collateral	Maturity	Spread Over LIBOR/Prime		Interest Rate at June 30, 2012	June 30, 2012	December 31, 2011
Hotel Wales Loan	Oct. 2013	Libor plus 1.25	%(1)	4.25%	$14,000	$14,000
San Marbeya Loan	Jan. 2015	—		4.85%	15,150	15,150

					$29,150	$29,150

(1)	The loan has a Libor floor of 3%.

9.	Revolving Line of Credit

The Trust has a revolving line of credit in the principal amount of $50,000,000 which bears interest at Libor plus 3% and has a maturity date of March 3, 2014 with a one year option to extend the maturity date to March 3, 2015. The Trust must comply with financial covenants on an ongoing basis. The covenants are tested as of the end of each quarter based upon results for the most recently ended quarter. The Trust was in compliance of its financial covenants under its revolving line of credit as of June 30, 2012.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

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

The outstanding balance under the facility was $0 and $40,000,000 at June 30, 2012 and December 31, 2011, respectively. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $43,000 and $62,000 for the three and six months ended June 30, 2012, respectively, and $56,000 and $65,000 for the three and six months ended June 30, 2011, respectively.

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change, if any, in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2012, the interest rate cap was used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses, both at its inception and on an ongoing basis, whether the hedging instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedge designated and qualifying as a cash flow hedge totaling $25,000 and $57,000 for the three and six months ended June 30, 2012, and $0 and $63,000 for the three and six months ended June 30, 2011, respectively.

The table below presents information about the Trust’s interest rate cap that was designated as a cash flow hedge of interest rate risk at June 30, 2012 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap in Other Comprehensive Income	Unrealized Gain on Settled Cap in Other Comprehensive Income	Change in Cap Valuations Included in Other Comprehensive Income for the Six Months Ended June 30, 2012
Oct 2014	1.00%	$21,000	$174	$(149)	$—	$(60)

The table below presents information about the Trust’s interest rate caps that were not designated as cash flow hedges (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value
May 2013	1.25%	$51,982	$196	$—
May 2014	1.75%	51,982	434	6

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

11.	Discontinued Operations

The Trust’s properties in Lafayette, Louisiana; St. Louis, Missouri and Knoxville, Tennessee are classified as discontinued operations. All of these properties were sold in 2011.

Results for discontinued operations for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$—	$126	$—	$265
Operating expenses	—	(36)	(3)	(126)
Depreciation and amortization	—	—	—	(2)

(Loss) income from discontinued operations	$—	$90	$(3)	$137

12.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 450 W 14th Street and Churchill, Pennsylvania properties which total approximately $1,229,000 at June 30, 2012. The Trust also has ground lease commitments related to its property located at 450 W 14th Street, New York, New York which expires on June 1, 2053 of $622,000, $1,282,000, $1,405,000, $1,463,000, $1,592,000 and $111,075,000 for the years ended December 31, 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

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

Cypress Pointe Apartments – The Trust entered into a joint venture, HC Cypress Pointe LLC (“Cypress Pointe”) in April 2011 which holds a non-performing mezzanine loan collateralized by the equity interest in a 194 unit apartment complex in Orange Park, Florida. Cypress Pointe was involved in a legal dispute with the borrower and other lenders related to certain foreclosure proceedings on the apartment complex. On February 24, 2012 a settlement was reached by the parties to the lawsuits which required the implementation of a marketing plan to sell the property. The property is currently being marketed for sale. To date, the Trust has not made any investment in the joint venture. Costs associated with the litigation have been expensed.

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

FUR Advisors

The activities of the Trust are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. FUR Advisors is entitled to receive a base management fee of 1.5% and an incentive fee in accordance with the terms of the Advisory Agreement. In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees subject to the approval of the independent Trustees of the Trust.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

The following table sets forth the fees and reimbursements paid by the Trust for the three and six months ended June 30, 2012 and 2011 to FUR Advisors and Winthrop Management (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Base Asset Management	$2,298	$1,965	$4,325	$3,685
Property Management	133	139	249	271
Construction Management	32	—	32	—

	$2,463	$2,104	$4,606	$3,956

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

The following table summarizes the Trust’s assets by business segment for the periods ended June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Assets
Operating properties	$489,803	$442,209
Loan assets	191,047	217,174
REIT securities	34,079	28,856
Corporate
Cash and cash equivalents	43,959	40,952
Restricted cash	4,497	3,914
Accounts receivable and prepaids	1,085	504
Deferred financing costs	244	318
Discontinued operations	6	6

Total Assets	$764,720	$733,933

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).

The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three and six months ended June 30, 2012 and June 30, 2011 (in thousands):

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Operating Properties
Rents and reimbursements	$13,257	$11,234	$25,797	$22,220
Operating expenses	(3,779)	(3,987)	(8,331)	(8,032)
Real estate taxes	(1,017)	(1,087)	(2,271)	(2,342)
Equity in (loss) income of Sealy Northwest Atlanta	(108)	5,133	(164)	4,541
Equity in loss of Sealy Airpark Nashville	—	(256)	—	(453)
Equity in loss of Sealy Newmarket	(745)	(633)	(1,467)	(1,144)
Equity in income (loss) of Marc Realty investment	3	(175)	(344)	(120)
Equity in (loss) income of WRT-Elad	(28)	—	515	—
Equity income of Vintage	595	—	934	—

Operating income	8,178	10,229	14,669	14,670
Depreciation and amortization expense	(4,479)	(3,312)	(8,198)	(6,793)
Interest expense	(3,098)	(3,296)	(6,261)	(7,115)
Impairment loss on Sealy equity investment	—	(3,800)	—	(3,800)
Gain on sale of equity investment	232	—	232	—

Operating properties net income (loss)	833	(179)	442	(3,038)

Loan Assets
Interest	2,746	2,687	5,145	5,397
Discount accretion	2,726	2,289	5,559	8,793
Equity in earnings of preferred equity investment of Marc Realty	—	85	—	168
Equity in earnings of preferred equity investment of 450 W 14th Street	—	73	—	73
Unrealized (loss) gain on loan securities carried at fair value	(88)	34	76	2,847
Equity in income of LW Sofi	—	262	—	262
Equity in income of ROIC Riverside	234	234	468	468
Equity in (loss) income of ROIC Lakeside Eagle	(4)	922	(16)	666
Equity in income of 46th Street Gotham	—	709	—	621
Equity in earnings of Lex-Win Concord	—	258	—	258
Equity in income of Concord Debt Holdings	55	221	351	221
Equity in income of CDH CDO	140	—	534	—
Equity in income of Concord Debt Holdings (1)	28	—	28	—
Equity in income of CDH CDO (1)	478	—	478	—
Equity in income of WRT-Stamford	227	—	316	—
Equity in loss of SoCal Office Loan Portfolio	(293)	—	(638)	—
Equity in income of RE CDO management	17	—	28	—
Equity in loss of 10 Metrotech	(19)	—	(19)	—
Equity in income of Mentor	6	—	6	—

Operating income	6,253	7,774	12,316	19,774
General and administrative expense	(20)	(11)	(25)	(15)
Interest expense	(334)	(184)	(668)	(341)

Loan assets net income	5,899	7,579	11,623	19,418

REIT Securities
Interest and dividends	306	118	592	576
Gain on sale of securities carried at fair value	15	7	41	131
Unrealized (loss) gain on securities carried at fair value	(791)	(723)	4,141	163

Operating income (loss)	(470)	(598)	4,774	870

Net income from segments before corporate income (expense)	6,262	6,802	16,839	17,250

Reconciliations to GAAP Net Income:
Corporate Income (Expense)
Interest income	90	443	192	536
Interest expense	(80)	(483)	(372)	(1,120)
General and administrative	(3,244)	(2,747)	(6,270)	(5,267)
State and local taxes	(143)	(48)	(149)	(77)

Income from continuing operations before non-controlling interest	2,885	3,967	10,240	11,322
Non-controlling interest	473	(329)	1,374	(533)

Income from continuing operations attributable to Winthrop Realty Trust	3,358	3,638	11,614	10,789
Income (loss) from discontinued operations attributable to Winthrop Realty Trust	—	90	(3)	137

Net Income Attributable to Winthrop Realty Trust	$3,358	$3,728	$11,611	$10,926

Capital Expenditures
Operating properties	$4,831	$896	$6,076	$3,715

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

15.	Variable Interest Entities

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

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments—The Trust has reviewed its various equity method and preferred equity investments and identified 12 investments for which the Trust holds a variable interest in a VIE. Of these 12 interests there are nine investments for which the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There are three additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the equity holders are not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These 12 unconsolidated joint ventures are those where the Trust is not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities—The Trust has reviewed its loans receivable and loan securities and seven of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support.

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

Lake Brandt—On June 11, 2012, a wholly-owned subsidiary of the Trust entered into an agreement to acquire a 284 unit multi-family property for an aggregate purchase price of $17,500,000. The property, which is located in Greensboro, North Carolina, is presently 94% occupied. In connection with this acquisition, it is expected that the subsidiary will assume the existing $13,600,000 non-recourse mortgage loan which bears interest at 6.22% per annum, matures on August 1, 2016 and requires payments of interest only. The closing is expected to occur in September or October 2012.

223 West Jackson – On July 2, 2012, the Trust and Marc Realty each contributed $3,524,000 to our joint venture investment in this property. The proceeds were used to pay off the existing first mortgage loan collateralized by this property.

Waterford Place—On July 19, 2012, the Trust obtained a $13,500,000 first mortgage loan secured by its Memphis, Tennessee (Waterford Place) property that was acquired on April 17, 2012 for approximately $21,473,000. The loan bears interest at LIBOR plus 2.50% with a LIBOR floor of 0.50%, requires monthly principal and interest payments of $57,000 and matures on August 1, 2014, subject to two, one-year extensions. The Trust purchased an interest rate cap which caps LIBOR at 0.50%. The loan will have an outstanding balance at the initial maturity date of $12,928,000.

Bond Offering—On August 7, 2012, the Trust commenced a public offering of its 7.75% senior notes due 2022 (the “Notes”). The aggregate amount of the Notes to be issued in the offering will be $75,000,000, subject to increase to $86,250,000 to cover over-allotments. The Trust will be required to pay quarterly interest on the Notes commencing November 15, 2012, and the Trust may redeem the Notes, in whole or in part, at any time or from time to time on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date. The closing of the Notes offering is expected to occur on August 15, 2012. The Trust estimates that the net proceeds from the Notes offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Trust, will be approximately $72,250,000, or approximately $83,163,000 if the underwriters’ overallotment option is exercised in full.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

10 Metrotech—On August 6, 2012, 10 Metrotech JV acquired at a discount the $39,400,000 senior participation in the Metrotech Loan. As a result, 10 Metrotech JV now holds the entire mortgage loan. Following consummation of the acquisition, 10 Metrotech JV entered into a forbearance agreement with the borrower pursuant to which, among other things, (i) the interest rate on the loan was increased to 9%, (ii) the principal amount of the loan was reset to $40,000,000 and (iii) 10 Metrotech JV agreed to forbear from foreclosing on the property pursuant to current maturity default for two years, subject to any further defaults by the borrower. In connection with the acquisition of the senior participation, the Trust made an additional capital contribution of $10,840,000 to Metrotech JV.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Forward Looking Statements” and “ITEM 1A – Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our unaudited consolidated financial statements and footnotes thereto for the three and six months ended June 30, 2012 as compared with the three and six months ended June 30, 2011. These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

As a diversified REIT, we operate in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As such, we seek to focus our investing in the segment we believe will generate the greater overall return to us given market conditions at the time. In prior years we have demonstrated our ability to adjust our business plan to capitalize on evolving marketing conditions both with respect to business segment and capital structure. During 2012 we have and expect to continue to execute an investment strategy that focuses on a current yield and long term appreciation by pursuing value opportunities in accretive real estate assets throughout the capital stack which includes investments in the acquisition of distressed debt and fulcrum securities, as well as new loan originations, operating properties, control transactions and publicly traded securities. As opportunistic investors, we will continue to invest in value opportunity plays which we believe will yield superior risk adjusted returns. These investments may have returns weighted towards the back end of the invested life which may negatively impact current earnings. We will mine our existing portfolio for follow-on opportunities and will seek to timely realize returns on such investments subject only to any limitations imposed in order to maintain our REIT status. Complex and difficult investments have frequently been the basis for our best returns.

We believe that the economic recovery while slow will continue throughout 2012 and 2013 with gradually increasing rental demand across most asset classes in most major markets. We also believe that lenders will continue to take advantage of their improved balance sheets by accelerating the disposition of their real estate related assets, both debt and real property. Accordingly, we anticipate no diminishment in value opportunities for investing in 2012 and 2013, and we believe that our loan investment segment will continue to provide the most opportunity for new investments.

During the second quarter of 2012 we invested $77,588,000. See Item 1, Note 4 for a description of our acquisitions. In light of the favorable investing environment, we supplemented our cash reserves with $77,715,000 of net proceeds from our secondary offering of 9.25% Series D Cumulative Redeemable Preferred Shares, which we refer to as our Series D Preferred Shares, in March 2012 and with $39,800,000 from the repayment of our Magazine and 160 Spear loans which will fund future acquisitions. See additional details in our “Liquidity and Capital Resources” section below.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

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

Loan Assets

Our investment strategy in 2012 has and will continue to focus heavily on our loan asset segment which we believe in the current environment will generate the greatest overall return to us.

All of our loans are currently performing in accordance with their terms. During the quarter ended June 30, 2012 we invested approximately $37,075,000 in new loan acquisitions and approximately $11,574,000 in new loan originations. For a description of our loan assets acquired during the quarter see ITEM 1. Financial Statements, Note 4.

As we anticipated, our 160 Spear loans and our Magazine Loan have been repaid in 2012 providing approximately $39,800,000 in cash proceeds. Additionally, our Broward Financial Center loan receivable and the loan held by our ROIC-Riverside joint venture are expected to be paid off during 2012 providing approximately $37,883,000 in cash proceeds.

In addition to the above, certain of our other loans, loan securities and loans in equity investments are scheduled to mature in 2012, and we anticipate that they will either be restructured or extended. The loan receivable we hold through our SoCal Loan venture matures in August 2012. Although the property is generating positive cash to cover debt service, we believe that without additional equity, the borrower will not easily obtain replacement financing. As a result, we anticipate that this loan may present a significant restructuring opportunity. The Mack-Cali venture loan was extended for one year pursuant to the terms of the loan document.

Operating Properties

In addition to the opportunities captured in our loan asset segment, we are experiencing growth in our operating properties portfolio. This growth can also be attributed to distressed loans as lenders seek to divest of real estate on which they previously foreclosed or loans which have a maturity default under which we are able to foreclose and take ownership of the property. For instance, our recently acquired Memphis, Tennessee property, Waterford Place, was acquired from a lender who had previously foreclosed on the property.

During the second quarter of 2012 we saw increases in our operating income from our operating properties as a result of favorable operating results from same store properties, that is, properties held during both three month periods, complemented by our new store property.

Consolidated Operating Properties—As of June 30, 2012 our consolidated properties, excluding Churchill, were approximately 90.4% leased compared to approximately 89.7% leased at June 30, 2011.

On May 14, 2012, we sold to a third party the portion of our Churchill, Pennsylvania property that is not leased to Westinghouse. The sale has, and we anticipate that it will continue to, favorably impact operating results for the remainder of 2012 as we will no longer be responsible for the property’s operating expenses.

WRT-Elad Equity Investments in Operating Properties—During the first quarter of 2012 we increased our equity investment operating property portfolio with our investment in Sullivan Center, a 942,000 square foot, office and retail property in downtown Chicago. Our contribution of $24,201,000 represents a 50% interest in (i) a $47,458,000 mezzanine loan collateralized by the borrower’s equity in the property and (ii) a 65% future profits participation.

Sealy Equity Investments in Operating Properties—As of June 30, 2012 we continue to hold equity interests in three real estate ventures with Sealy & Co. which have an aggregate of approximately 2,097,000 rentable square feet consisting of 18 office flex buildings and 13 light distribution and service center properties. Two of the investment properties are located in Atlanta, Georgia, (Northwest Business Park and Newmarket), which had occupancies of 70% and 52% respectively, at June 30, 2012 as compared to occupancy of 77% and 52%, respectively at December 31, 2011. The third Sealy investment is located in Nashville, Tennessee and was 86% and 83% occupied at June 30, 2012 and December 31, 2011, respectively.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

The loan secured by the Newmarket property matures in 2016 and continues to be in special servicing. We, together with our venture partner, are attempting to negotiate a restructuring of the debt with the special servicer. The venture has ceased making its debt service payments until the loan is restructured. There can be no assurance that a restructuring of the loan will be accomplished.

With respect to the Nashville, Tennessee property the mortgage matured in May 2012 and is in special servicing. We, together with our venture partner, continue to negotiate with the lender but to date have been unable to obtain an extension.

Marc Realty Equity Investments in Operating Properties—As of June 30, 2012, we held equity interests in five properties with Marc Realty which consist of an aggregate of approximately 895,000 rentable square feet of office and retail space which was 77.5% occupied at June 30, 2012 as compared to 79.3% occupied at December 31, 2011.

On January 1, 2012, we restructured one of our investments (180 North Michigan) and reclassified our investment from loans receivable ($2,938,000) and preferred equity ($3,923,000) to equity investments ($6,861,000).

On February 27, 2012 we entered into an agreement with the principals of Marc Realty pursuant to which we will convey our interests in the 30 North Michigan, Salt Creek, River Road, 3701 Algonquin Road and Ridgebrook properties to Marc Realty for $12,650,000. On March 1, 2012 we closed on the first of these transactions and sold our 50% interest in the 3701 Algonquin property representing 193,000 square feet of suburban office property and received proceeds of $250,000. On June 1, 2012, we closed on the sale of the remaining four properties for an aggregate selling price of $12,400,000. The selling price was financed with a $6,550,000 secured promissory note which bears interest at 10% and matures on June 1, 2015. The promissory note relates solely to the 30 N. Michigan property as all other interests were transferred for cash. These four properties represented 328,000 square feet of the suburban office portfolio and 221,000 square feet of downtown office space.

In addition, on June 1, 2012 we acquired from the Marc Realty principals their 20% interest in One East Erie for a purchase price of $5,850,000.

Vintage Housing Equity Investments in Operating Properties – During the three and six months ended June 30, 2012, the Vintage Housing Properties generated net income allocable to us of $595,000 and $934,000, respectively and made cash distributions to us of $1,310,000 and $2,706,000, respectively.

REIT Securities

During the second quarter of 2012 we acquired 181,393 additional shares of common stock in Cedar Realty Trust, Inc. (“Cedar”) for an aggregate purchase price of approximately $849,000. Accordingly, we hold 6,250,716 shares of common stock in Cedar representing 9.02% of the total outstanding common stock of Cedar as of the quarter ended June 30, 2012.

As of June 30, 2012 our portfolio of REIT securities had a fair value of $34,079,000 compared to an original acquisition cost of $26,775,000.

Liquidity and Capital Resources

At June 30, 2012, we held $43,959,000 in unrestricted cash and cash equivalents and $34,079,000 in REIT securities. Based on the size of our holdings of Cedar, we may be limited in how quickly we could liquidate these securities. In addition, as of June 30, 2012 we had, subject to covenant compliance, $50,000,000 available to draw on our revolving line of credit.

We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are unable to reinvest all of our operating cash flow and are dependent on raising capital through equity and debt issuances or forming ventures with investors to obtain funds with which to expand our business. Accordingly, we anticipate that capital with which to make future investment and financing activities will be provided from proceeds from loan maturities and prepayment, borrowings, the issuance of additional equity and debt securities, as well as proceeds from sales of existing assets. In this regard, we anticipate the recycling of capital to play a larger role in 2012 than in the past with $39,800,000 having been received in loan repayments and $7,800,000 expected from additional loan repayments scheduled over the next two quarters.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

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

Public Offerings

On March 23, 2012 we executed an underwritten public offering of 3,220,000 shares of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value of $1.00 per share. The shares were issued at a price of $25.0385 per share before underwriter’s discount and we received net proceeds of approximately $77,715,000 after underwriting discounts, commissions and expenses.

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

Debt Maturities

At June 30, 2012, our balance sheet contains mortgage loans payable of $229,891,000. We have no mortgage debt maturing in 2012, $15,457,000 maturing in 2013 and $21,000,000 maturing in 2014 with the remainder maturing in 2015 or later. We have a $50,000,000 revolving line of credit which matures in March 2014 with an option to extend to March 2015. On June 30, 2012, we had no borrowing outstanding on the line. We continually evaluate our debt maturities and except as noted above on our Sealy equity investments, based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Net Operating Loss Carry Forwards

The utilization of a majority of our net operating loss carry forward in 2011 will limit our ability to shelter ordinary taxable income in the future which may require us to distribute funds and reduce cash available for reinvestment on a going forward basis. We have capital loss carry forwards of $45,508,000 which expire from 2014 through 2015.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $3,007,000 from $40,952,000 at December 31, 2011 to $43,959,000 at June 30, 2012.

Our cash flow activities for the six months ended June 30, 2012 and 2011 are summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2012	2011
Net cash flow provided by operating activities	$22,509	$17,179
Net cash flow used in investing activities	(45,169)	(33,913)
Net cash flow provided by financing activities	25,667	22,821

Increase in cash and cash equivalents	$3,007	$6,087

Operating Activities

For the six months ended June 30, 2012, our operating activities generated consolidated net income of $10,237,000 and positive cash flow of $22,509,000. Our cash provided by operations reflects our net income adjusted by: (i) a reduction for non-cash items of $5,433,000 representing primarily current period loan discount accretion and unrealized gains on securities carried at fair value offset by adding back depreciation and amortization expenses; (ii) an increase of $14,065,000 for discount accretion received in cash; (iii) $4,885,000 of distributions from non-consolidated interests; and (iv) a net decrease due to changes in other operating assets and liabilities of $1,245,000. See our discussion of “Results of Operations” below for additional details on our operations.

Investing Activities

Cash flow used in investing activities for the six months ended June 30, 2012 was approximately $45,169,000 as compared to approximately $33,913,000 for the comparable period in 2011. This change of approximately $11,256,000 resulted primarily from investing activity resulting from the favorable investment environment.

Net cash used in investing activities of $45,169,000 for the six months ended June 30, 2012 was comprised primarily of the following:

•	$30,000,000 for the acquisition of the Broward loan receivable;

•	$21,473,000 for the acquisition of our Memphis, Tennessee (Waterford) Property;

•	$14,051,000 for investment in our WRT-Elad joint venture;

•	$11,574,000 for three new loan originations;

•	$8,036,000 for investment in our WRT-Stamford loan joint venture;

•	$7,409,000 for investment in capital and tenant improvements at our operating properties;

•	$7,000,000 for the acquisition of Lexington Realty Trust’s investment in Concord;

•	$6,029,000 for investment in our Vintage Housing Holding joint venture;

•	$5,655,000 for purchases of REIT securities carried at fair value;

•	$2,521,000 for the acquisition of our Mentor loan receivable; and

•	$1,289,000 for investment in our Marc Realty equity investments;

These uses of cash flow were offset primarily by:

•	$38,100,000 in return of capital distributions from our SoCal Office Portfolio Loan equity investment;

•	$29,798,000 in collection of loans receivable;

•	$4,614,000 in proceeds from the sale of securities carried at fair value; and

•	$2,297,000 in proceeds from the sale of one of our Marc Realty investments and our FII Co-invest investment.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

Financing Activities

Cash flow provided by financing activities for the six months ended June 30, 2012 was approximately $25,667,000 as compared to cash flow provided by financing activities of approximately $22,821,000 for the comparable period in 2011. This change of approximately $2,846,000 resulted primarily from the purchase of non-controlling interests and dividends paid partially offset by proceeds from the issuance of shares and lower principal payments of our mortgage loans payable.

Net cash provided by financing activities of $25,667,000 for the six months ended June 30, 2012 was comprised primarily of the following:

•	$77,715,000 in proceeds from the issuance of Series D Preferred Shares;

•	$3,500,000 paid to us from contributions from Starwood for the admission into our SoCal Office joint venture; and

•	$2,051,000 in advances on our 450 W 14th Street property mortgage loan payable.

These sources of cash flow were offset primarily by:

•	$40,000,000 for payments on our revolving line of credit;

•	$10,740,000 for dividend payments on our Common Shares;

•	$3,100,000 for mortgage loan repayments;

•	$3,712,000 for dividend payments on our Series D Preferred Shares; and

•	$400,000 for the acquisition of non-controlling interests on our Deer Valley property.

Future Cash Commitments

Future Funding Requirements

We have future funding requirements relating to our 450 W 14th Street property and our Churchill, Pennsylvania property which total approximately $1,229,000 at June 30, 2012.

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

During 2012 we paid a quarterly dividend of $0.1625 per Common Share for each of the first and second quarters of 2012. We paid a regular quarterly dividend of $0.578125 per Series D Preferred Share in each of the first and second quarters of 2012.

Comparability of Financial Data from Period to Period

The comparability of financial data from period to period is affected by several items including (i) the timing of our property acquisitions and leasing activities; (ii) the purchases and sales of assets and investments; (iii) when material other-than-temporary impairment losses on assets in our portfolio are taken; (iv) fluctuations in the fair value of our securities and loan securities carried at fair value; and (v) the reclassification of assets.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

Results of Operations

Net income attributable to Common Shares was $7,899,000 or $0.24 per Common Share for the six months ended June 30, 2012 as compared with net income of $10,809,000 or $0.36 per Common Share for the six months ended June 30, 2011. Funds From Operations (FFO) attributable to Common Shares was $22,074,000 or $0.67 per Common Share for the six months ended June 30, 2012 as compared to FFO of $24,292,000 or $0.81 per Common Share for the six months ended June 30, 2011.

Net income attributable to Common Shares was $571,000 or $0.02 per Common Share for the three months ended June 30, 2012 as compared with net income for the three months ended June 30, 2011, of $3,670,000 or $0.11 per Common Share. FFO attributable to Common Shares was $8,097,000 or $0.24 per Common Share for the three months ended June 30, 2012, as compared to FFO of $12,319,000 or $0.38 per Common Share for the three months ended June 30, 2011. The decrease in per Common Share amounts is directly attributable to the effect of the full second quarter dividend payable on the Series D preferred shares issued in March 2012. The $77,715,000 in proceeds from the offering along with capital recycled from certain liquidated investments have been invested or committed to investments, but the expected positive impact to earnings from such investments will not begin to be recognized until the third quarter. In addition, as a value investor some of our more recent investments, such as the Southern California portfolio loan, have returns that are less weighted to a current coupon but have a return that will be recognized through a liquidation event at the end of the investment life.

Our results are discussed below by business segment:

•	Operating Properties—our wholly and partially owned operating properties;

•	Loan Assets—our loans receivable, loan securities carried at fair value, and equity investments in loan assets;

•	REIT Securities—our ownership of equity and debt securities in other real estate investment trusts; and

•	Corporate—non-segment specific results which includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our assets by business segment (in thousands):

	June 30, 2012	December 31, 2011
Operating properties	$489,803	$442,209
Loan assets	191,047	217,174
REIT securities	34,079	28,856
Corporate
Cash and cash equivalents	43,959	40,952
Restricted cash	4,497	3,914
Accounts receivable and prepaids	1,085	504
Deferred financing costs	244	318
Discontinued Operations	6	6

Total Assets	$764,720	$733,933

The increase in operating property assets was due primarily to our $24,201,000 investment in WRT-Elad which consolidates the operations of Sullivan Center in Chicago, Illinois, the acquisition of the Waterford property in Memphis, Tennessee for $21,473,000 and the conversion of our 180 North Michigan property from a preferred equity loan asset to an equity investment operating property ($6,861,000).

The decrease in loan assets was due primarily to the $38,100,000 return of capital distribution received in partial redemption of our investment in SoCal Office Portfolio Loan, the repayment in full of our Magazine and 160 Spear loans receivable and the conversion of the 180 North Michigan property. These decreases were offset by loan acquisitions of $48,182,000 and loan originations totaling $11,574,000.

The increase in REIT securities assets was primarily the result of additional purchases and an increase in the fair market value of our Cedar shares.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

Comparison of Six Months ended June 30, 2012 versus Six Months ended June 30, 2011

The following table summarizes our results from continuing operations by business segment for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Operating properties	$442	$(3,038)
Loan assets	11,623	19,418
REIT securities	4,774	870
Corporate expenses	(6,599)	(5,928)

Income from continuing operations	$10,240	$11,322

Operating Properties

The following table summarizes our results from continuing operations for our operating properties business segment for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Rents and reimbursements	$25,797	$22,220
Operating expenses	(8,331)	(8,032)
Real estate taxes	(2,271)	(2,342)
Equity in loss of Marc Realty investments	(344)	(120)
Equity in income (loss) of Sealy Northwest Atlanta	(164)	4,541
Equity in loss of Sealy Airpark Nashville	—	(453)
Equity in loss of Sealy Newmarket	(1,467)	(1,144)
Equity in income of Vintage	934	—
Equity in income of WRT-Elad	515	—

Operating income	14,669	14,670
Depreciation and amortization expense	(8,198)	(6,793)
Interest expense	(6,261)	(7,115)
Impairment loss on Sealy equity investments	—	(3,800)
Gain on sale of equity investment	232	—

Net income (loss)	$442	$(3,038)

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non- recurring non-operating items and including our share of income or loss from equity investments remains stable compared to the prior year period.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Six Months Ended June 30,
	2012	2011
Rents and reimbursements
Same store properties	$22,191	$22,220
New store properties	3,606	—

	25,797	22,220

Operating expenses
Same store properties	5,996	8,032
New store properties	2,335	—

	8,331	8,032

Real estate taxes
Same store properties	1,997	2,342
New store properties	274	—

	2,271	2,342

Consolidated operating properties operating income
Same store properties	14,198	11,846
New store properties	997	—

	$15,195	$11,846

The increase in operating income for our same store properties was primarily the result of a decrease in operating expenses of $2,036,000 and a decrease in real estate taxes of $345,000.

•

Rental revenues increased by $3,577,000 due to new store revenues of $3,606,000, while same store revenues decreased by $29,000. The decrease in same store revenue was the result of declines at our Churchill, Pennsylvania property; Chicago, Illinois (One East Erie) and one of our Lisle, Illinois properties which were partially offset by increased revenue at our Deer Valley, Arizona; Chicago, Illinois (River City); Englewood, Colorado (Crossroads II); and one of our Lisle, Illinois properties;

•

Operating expenses increased by $299,000 due to expenses at our new store properties of $2,335,000. Same store operating expenses decreased by $2,036,000 due primarily to a decrease in expenses of $1,887,000 at our Churchill, Pennsylvania property; and

•

Real estate tax expense remained relatively constant. Real estate tax of $274,000 at our new store properties was offset by a decrease of $345,000 at our same store properties. The reduction at our same store properties was primarily due to lower taxes at our Churchill, Pennsylvania property.

Depreciation and amortization expense increased by $1,405,000 in 2012 primarily as a result of our new store properties. Interest expenses related to our operating properties decreased by $854,000 primarily as a result of refinancing our Meriden, Connecticut property and our Lisle, Illinois properties which resulted in decreased interest expense of $1,325,000. These decreases were partially offset by interest expense of $948,000 at our new store property located in New York, New York.

Non-Consolidated Operating Properties: Equity Investments

Net operating loss from equity investments was $526,000 for the six months ended June 30, 2012 compared to net income of $2,824,000 for the six months ended June 30, 2011. The increase in loss was due primarily to:

•

Operating income from our Sealy Northwest Atlanta investment decreased by $4,705,000 resulting in operating loss due primarily to the discounted payoff of the first mortgage loan in June 2011. The discounted payoff resulted in an allocation of cancellation of debt income to us of approximately $5,522,000.

•

Operating loss from our Sealy Newmarket investment increased by $323,000 due primarily to additional interest expenses allocated to us in 2012 as a result of the accrual of default interest on the first mortgage loan while it is in special servicing. Rental revenues were also lower at this property during the first six months of 2012 as a result of the loss of a significant tenant in April 2011.

•	Operating loss from our Marc Realty investments increased by $224,000 primarily as a result of the sale of three investments on June 1, 2011.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

Partially offset by:

•	Operating income from our Vintage portfolio which closed June 24, 2011 was $934,000 for the six months ended

June 30, 2012.

•	Operating income from our WRT-Elad investment which closed February 3, 2012 was $515,000 for the six months ended June 30, 2012.

Loan Assets

The following table summarizes our results from our loan assets business segment for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Interest	$5,145	$5,397
Discount accretion	5,559	8,793
Equity in earnings of preferred equity investment in Marc Realty	—	168
Equity in earnings of preferred equity in 450 W 14th Street	—	73
Equity in earnings of LW SOFI	—	262
Equity in earnings of ROIC-Riverside LLC	468	468
Equity in loss of WRT-46th Street Gotham LLC	—	621
Equity in loss of ROIC-Lakeside Eagle LLC	(16)	666
Equity in earnings of Concord Debt Holdings	351	221
Equity in earnings of CDH CDO	534	—
Equity in earnings of Concord Debt Holdings (1)	28	—
Equity in earnings of CDH CDO (1)	478	—
Earnings on Lex-Win Concord	—	258
Equity in earnings of WRT-Stamford	316	—
Equity in loss of SoCal Office Portfolio Loan	(638)	—
Equity in loss of 10 Metrotech	(19)	—
Equity in earnings of Mentor	6	—
Equity in earnings of RE CDO Management	28	—
Unrealized gain (loss) on loan securities carried at fair value	76	2,847

Operating income	12,316	19,774
General and administrative expense	(25)	(15)
Interest expense	(668)	(341)

Net income	$11,623	$19,418

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative and interest expense, decreased by $7,458,000 as compared to the prior year period. The decrease was due primarily to:

•	a $2,771,000 decrease in unrealized gain on loan securities carried at fair value recognized in the first six months of 2012;

•

a $3,234,000 decrease in discount accretion due primarily to the repayment of our Metropolitan Tower and Beverly Hilton loans in 2011 which was partially offset by an increase related to our 160 Spear and Magazine loans in May 2012;

•	a $252,000 decrease in interest income due primarily to the repayment of loans throughout 2011; and

•

a $1,201,000 decrease in net earnings from our equity investment loan assets primarily due to the payoff of several loan assets in 2011 which was partially offset by an increase in earnings from our CDH CDO investment.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

REIT Securities

The following table summarizes our results from our REIT securities business segment for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Interest and dividends	$592	$576
Gain on sale of securities carried at fair value	41	131
Unrealized gain on securities carried at fair value	4,141	163

Operating income	$4,774	$870

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, increased by $3,904,000 as compared to the prior year period. The increase was primarily due to a $3,978,000 increase in unrealized gain on securities carried at fair value primarily as a result of a change in the value of our shares of Cedar acquired subsequent to June 30, 2011.

Corporate

The following table summarizes our results from our corporate business segment for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Interest income	$192	$536
General and administrative	(6,270)	(5,267)
Interest expense	(372)	(1,120)
State and local taxes	(149)	(77)

Operating loss	$(6,599)	$(5,928)

The decrease in corporate operations for the comparable periods was due primarily to a $1,003,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $640,000 as a result of an increase in the outstanding equity that is subject to the fee, a $345,000 increase in accounting fees which is the result of significant transaction activity and a $123,000 increase in legal and transaction costs.

State income taxes were $149,000 and $77,000 for the six months ended June 30, 2012 and 2011, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

Comparison of Three Months ended June 30, 2012 versus Three Months ended June 30, 2011

The following table summarizes our results from continuing operations by business segment for the three months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Operating properties	$833	$(179)
Loan assets	5,899	7,579
REIT securities	(470)	(598)
Corporate expenses	(3,377)	(2,835)

Income from continuing operations	$2,885	$3,967

Operating Properties

The following table summarizes our results from continuing operations for our operating properties business segment for the three months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Rents and reimbursements	$13,257	$11,234
Operating expenses	(3,779)	(3,987)
Real estate taxes	(1,017)	(1,087)
Equity in income (loss) of Marc Realty investments	3	(175)
Equity in income (loss) of Sealy Northwest Atlanta	(108)	5,133
Equity in loss of Sealy Airpark Nashville	—	(256)
Equity in loss of Sealy Newmarket	(745)	(633)
Equity in income of Vintage	595	—
Equity in loss of WRT-Elad	(28)	—

Operating income	8,178	10,229
Depreciation and amortization expense	(4,479)	(3,312)
Interest expense	(3,098)	(3,296)
Impairment loss on Sealy equity investments	—	(3,800)
Gain on sale of equity investment	232	—

Net income (loss)	$833	$(179)

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items and including our share of income or loss from equity investments decreased by $2,051,000 compared to the prior year period.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Three Months Ended June 30,
	2012	2011
Rents and reimbursements
Same store properties	$11,027	$11,234
New store properties	2,230	—

	13,257	11,234

Operating expenses
Same store properties	2,700	3,987
New store properties	1,079	—

	3,779	3,987

Real estate taxes
Same store properties	842	1,087
New store properties	175	—

	1,017	1,087

Consolidated operating properties operating income
Same store properties	7,485	6,160
New store properties	976	—

	$8,461	$6,160

The increase in operating income for our same store properties was primarily the result of an increase in rents and reimbursements of $2,023,000 and a decrease in operating expenses of $208,000.

•

Rental revenues increased due to new store revenues of $2,230,000, while same store revenues decreased by $207,000. The decrease in same store revenue was primarily the result of the disposition of our Churchill, Pennsylvania property and declines at our Chicago, Illinois (One East Erie) and one of our Lisle, Illinois properties which were partially offset by increased revenue at our Deer Valley, Arizona; Chicago, Illinois (River City); Englewood, Colorado (Crossroads II); and one of our Lisle, Illinois properties;

•

Operating expenses increased due to expenses at our new store properties of $1,079,000. Same store operating expenses decreased by $1,287,000 due primarily to a decrease in expenses of $1,235,000 at our Churchill, Pennsylvania property; and

•

Real estate tax expense remained relatively constant. Real estate tax of $175,000 at our new store property was offset by a decrease of $245,000 at our same store properties. The reduction at our same store properties was primarily due to lower taxes at our Churchill, Pennsylvania property.

Depreciation and amortization expense increased by $1,167,000 in 2012 primarily as a result of our new store properties. Interest expenses related to our operating properties decreased by $198,000 primarily as a result of refinancing our Meriden, Connecticut property and our Lisle, Illinois properties which resulted in decreased interest expense of $546,000. These decreases were partially offset by interest expense of $462,000 at our new store property located in New York, New York.

Non-Consolidated Operating Properties: Equity Investments

Net operating loss from equity investments was $283,000 for the three months ended June 30, 2012 compared to a net income of $4,069,000 for the three months ended June 30, 2011. The decrease was due primarily to:

•

Operating income from our Sealy Northwest Atlanta investment decreased by $5,241,000 due primarily to the discounted payoff of the first mortgage loan in June 2011. The discounted payoff resulted in an allocation of cancellation of debt income to us of approximately $5,522,000.

•	Operating loss from our Sealy Newmarket investment increased by $112,000 due primarily to additional interest expense allocated to us in 2012.

Partially offset by:

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

•

Operating loss from our Marc Realty investments decreased by $178,000 resulting in operating income primarily as a result of the conversion of 180 North Michigan from a preferred equity investment to an equity investment.

•	Operating income from our Vintage portfolio which closed June 24, 2011 was $595,000 for the three months ended June 30, 2012.

Loan Assets

The following table summarizes our results from our loan assets business segment for the three months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Interest	$2,746	$2,687
Discount accretion	2,726	2,289
Equity in earnings of preferred equity investment in Marc Realty	—	85
Equity in earnings on preferred equity investment in 450 W 14th St.	—	73
Equity in earnings of LW SOFI	—	262
Equity in earnings of ROIC-Riverside LLC	234	234
Equity in loss of WRT-46th Street Gotham LLC	—	709
Equity in earnings (loss) of ROIC-Lakeside Eagle LLC	(4)	922
Equity in earnings of Concord Debt Holdings	55	221
Equity in earnings of CDH CDO	140	—
Equity in earnings of Concord Debt Holdings (1)	28	—
Equity in earnings of CDH CDO (1)	478	—
Equity of Lex-Win Concord	—	258
Equity in earnings of WRT-Stamford	227	—
Equity in loss of SoCal Office Portfolio Loan	(293)	—
Equity in earnings of RE CDO Management	17	—
Equity in loss of 10 Metrotech	(19)	—
Equity in earnings of Mentor	6	—
Unrealized gain (loss) on loan securities carried at fair value	(88)	34

Operating income	6,253	7,774
General and administrative expense	(20)	(11)
Interest expense	(334)	(184)

Net income	$5,899	$7,579

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative and interest expense, decreased by $1,521,000 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease was due primarily to:

•	a $122,000 decrease in unrealized gain on loan securities carried at fair value recognized in the three months ended June 30, 2012; and

•

a decrease in net earnings from our equity investment loan assets of $1,895,000 for the three months ended June 30, 2012 due primarily to the payoff of the loans related to WRT-46th Street Gotham LLC and ROIC-Lakeside Eagle LLC.

Partially offset by:

•	a $437,000 increase in discount accretion due primarily to the initial recognition of accretion on our San Marbeya loan receivable.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

REIT Securities

The following table summarizes our results from our REIT securities business segment for the three months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Interest and dividends	$306	$118
Gain on sale of securities carried at fair value	15	7
Unrealized loss on securities carried at fair value	(791)	(723)

Operating loss	$(470)	$(598)

Operating loss from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, decreased by $128,000 as compared to the prior year period. The decrease was primarily due to a $188,000 increase in interest and dividend income which was partially offset by a $68,000 increase in unrealized loss on securities carried at fair value primarily as a result of a change in the value of our shares of Cedar acquired subsequent to the quarter ended June 30, 2011.

Corporate

The following table summarizes our results from our corporate business segment for the three months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Interest income	$90	$443
General and administrative	(3,244)	(2,747)
Interest expense	(80)	(483)
State and local taxes	(143)	(48)

Operating loss	$(3,377)	$(2,835)

The decrease in corporate operations for the comparable periods was due primarily to a $497,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $333,000 as a result of an increase in the outstanding equity that is subject to the fee, a $131,000 increase in accounting and other professional fees.

State income taxes were $143,000 and $48,000 for the three months ended June 30, 2012 and 2011, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Funds From Operations

We have adopted the revised definition of Funds from Operations (“FFO”), adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Management considers FFO to be an appropriate measure of performance of a REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures and impairments. Management believes that in order to facilitate a clear understanding of our historical operating results, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

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

The following presents a reconciliation of net income to funds from operations for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic
Net income attributable to Winthrop Realty Trust	$3,358	$3,728	$11,611	$10,926
Real estate depreciation	2,747	2,086	5,261	4,204
Amortization of capitalized leasing costs	1,732	1,226	2,937	2,591
Trust's share of real estate depreciation and amortization of unconsolidated interests	3,992	2,376	7,654	4,639
Gain on sale of equity investments	(232)	—	(232)	—
Impairment loss on equity investments	—	3,800	—	3,800
Less: Non-controlling interest share of depreciation and amortization	(713)	(789)	(1,445)	(1,581)

Funds from operations attributable to the Trust	10,884	12,427	25,786	24,579
Preferred dividend of Series C Preferred Shares	—	(58)	—	(117)
Preferred dividend of Series D Preferred Shares	(2,787)	—	(3,712)	—
Allocation of earnings to Series B-1 Preferred Shares	—	(11)	—	(78)
Allocation of earnings to Series C Preferred Shares	—	(39)	—	(92)

FFO applicable to Common Shares—Basic	$8,097	$12,319	$22,074	$24,292

Weighted-average Common Shares	33,064	32,573	33,058	29,841

FFO Per Common Share—Basic	$0.24	$0.38	$0.67	$0.81

Diluted
Funds from operations attributable to the Trust	$10,884	$12,427	$25,786	$24,579
Preferred dividend of Series C Preferred Shares	—	(58)	—	(117)
Preferred dividend of Series D Preferred Shares	(2,787)	—	(3,712)	—
Allocation of earnings to Series B-1 Preferred Shares	—	(11)	—	(78)
Allocation of earnings to Series C Preferred Shares	—	(39)	—	(92)

FFO applicable to Common Shares	$8,097	$12,319	$22,074	$24,292

Weighted-average Common Shares	33,064	32,573	33,058	29,841
Stock options	—	1	—	1
Series B-1 Preferred Shares	—	—	—	—
Series C Preferred Shares	—	—	—	—

Diluted weighted-average Common Shares	33,064	32,574	33,058	29,842

FFO Per Common Share—Diluted	$0.24	$0.38	$0.67	$0.81

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

None

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

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

The table below presents information about the Trust’s derivative financial instruments at June 30, 2012 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap
Cap	October 2014	1.00%	$21,000	174	25
Cap	May 2013	1.25%	51,982	196	—
Cap	May 2014	1.75%	51,982	434	6

The fair value of our debt, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $10,855,000 and $12,604,000 at June 30, 2012 and December 31, 2011, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at June 30, 2012 (in thousands):

	Change in LIBOR(2)
	-0.24%	1%	2%	3%
Change in consolidated interest expense	$(51)	$159	$—	$34
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(20)	63	34	80

(Increase) decrease in net income	$(71)	$222	$34	$114

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty equity investment.

The amount does not reflect our equity investment in Concord which has been written down to zero.

(2)	The one-month LIBOR rate at June 30, 2012 was 0.24475%.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

The Trust’s equity investment in Vintage holds floating rate debt of approximately $172,628,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows what the annual effect a change in the SIFMA rate would have on interest expense based upon the unhedged balances in variable rate debt at May 31, 2012 (in thousands):

	Change in SIFMA(1)
	-0.18%	1%	2%	3%
Change in consolidated interest expense	$—	$—	$—	$—
Pro-rata share of change in interest expense of debt on non-consolidated Vintage	(250)	1,080	2,160	3,240

(Increase) decrease in net income	$(250)	$1,080	$2,160	$3,240

(1)	The one-month SIFMA rate at May 31, 2012 was 0.18%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, our variable rate loan assets with a face value aggregating $30,818,000 at June 30, 2012 and December 31, 2011, partially mitigate our exposure to change in interest rates.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

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

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: August 9, 2012	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: August 9, 2012	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009—Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	—

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009—Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	—

3.3	Amendment to By-laws—Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	—

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

4.2	Warrant to purchase 500,000 shares of Beneficial Interest of Trust—Incorporated by reference to Exhibit 4(l) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

4.3	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005—Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	—

4.4	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	—

4.5	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011—Incorporated by reference to the Trust’s Form 8-K filed November 28, 2011.	—

4.6	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012—Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012

4.7	Amended and restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012.	—

4.8	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	—

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement—Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	—

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement—Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	—

10.5	Amendment No. 3 to Second Amended and Restated Advisory Agreement—Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 2, 2012.	—

10.6	Exclusivity Services Agreement between the Trust and Michael L. Ashner—Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	—

10.7	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005—Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	—

10.8	Covenant Agreement between the Trust and FUR Investors, LLC—Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	—

10.9	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P.—Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	—

10.10	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	—

10.11	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan—Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	—

10.12	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association.—Incorporated by reference to Exhibit 10.19 to the Trust’s 10-K filed March 16, 2011.	—

10.13	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. —Incorporated by reference to Exhibit 10.20 to the Trust’s 10-K filed March 16, 2011.	—

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(2)

101.SCH	XBRL Taxonomy Extension Schema Document	(2)

101.CAL	XBRL Taxonomy Calculation Linkbase Document	(2)

101.LAB	XBRL Taxonomy Label Linkbase Document	(2)

101.PRE	XBRL Presentation Label Linkbase Document	(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(2)

(1)	filed herewith
(2)

The XBRL related information was previously furnished with the Registrant’s Form 10-Q for the quarter ended June 30, 2012 and is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2012

those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.