Form 10-Q
period 2012-09-30
Winthrop Realty Trust
filed 2012-11-08
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

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

As of November 1, 2012 there were 33,088,751 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Part 1.	Financial Information
Item 1.	Financial Statements

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)	(unaudited)
ASSETS
Investments in real estate, at cost
Land	$37,177	$36,495
Buildings and improvements	344,289	327,337

	381,466	363,832
Less: accumulated depreciation	(48,618)	(44,556)

Investments in real estate, net	332,848	319,276
Cash and cash equivalents	159,251	40,952
Restricted cash held in escrows	15,273	3,914
Loans receivable, net	138,001	114,333
Accounts receivable, net of allowances of $513 and $639, respectively	4,910	5,341
Accrued rental income	13,467	10,805
Securities carried at fair value	37,191	28,856
Loan securities carried at fair value	5,756	5,309
Preferred equity investments	5,500	5,520
Equity investments	115,299	162,142
Lease intangibles, net	34,883	36,305
Deferred financing costs, net	4,558	1,180

TOTAL ASSETS	$866,937	$733,933

LIABILITIES
Mortgage loans payable	$238,097	$230,940
Senior notes payable	86,250	—
Non-recourse secured financings	29,150	29,150
Revolving line of credit	—	40,000
Accounts payable and accrued liabilities	19,724	16,174
Dividends payable	8,161	5,369
Deferred income	758	502
Below market lease intangibles, net	2,423	2,962

TOTAL LIABILITIES	384,563	325,097

COMMITMENTS AND CONTINGENCIES

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 5,060,000 shares authorized and 4,820,000 shares outstanding at September 30, 2012 and 1,840,000 shares authorized and 1,600,000 shares outstanding at December 31, 2011	120,500	40,000
Common Shares, $1 par, unlimited shares authorized; 33,077,047 and 33,041,034 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	33,077	33,041
Additional paid-in capital	617,837	626,099
Accumulated distributions in excess of net income	(307,144)	(311,246)
Accumulated other comprehensive loss	(165)	(92)

Total Winthrop Realty Trust Shareholders’ Equity	464,105	387,802
Non-controlling interests	18,269	21,034

Total Equity	482,374	408,836

TOTAL LIABILITIES AND EQUITY	$866,937	$733,933

Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Rents and reimbursements	$13,335	$10,370	$38,225	$31,696
Interest, dividends and discount accretion	3,722	5,503	15,018	20,269

	17,057	15,873	53,243	51,965

Expenses
Property operating	3,624	3,272	11,535	10,856
Real estate taxes	1,268	1,079	3,481	3,360
Depreciation and amortization	4,842	3,111	12,872	9,751
Interest	4,430	3,480	11,602	11,926
Impairment loss on investment in real estate	—	3,000	—	3,000
General and administrative	3,098	2,691	9,088	7,816
Transaction costs	30	201	335	358
State and local taxes	65	11	213	88

	17,357	16,845	49,126	47,155

Other income (loss)
Earnings from preferred equity investments	—	257	—	498
Equity in income of equity investments	12,644	2,820	13,654	4,340
Realized gain on sale of securities carried at fair value	—	—	41	131
Unrealized gain (loss) on securities carried at fair value	3,113	(961)	7,254	(798)
Unrealized gain (loss) on loan securities carried at fair value	371	(75)	447	2,772
Gain on sale of equity investments	165	207	397	207
Gain on extinguishment of debt	—	8,514	—	8,514
Interest income	242	472	433	1,007

	16,535	11,234	22,226	16,671

Income from continuing operations	16,235	10,262	26,343	21,481
Discontinued operations
Income (loss) from discontinued operations	(188)	(98)	(59)	142

Consolidated net income	16,047	10,164	26,284	21,623
(Income) loss attributable to non-controlling interest	(939)	(318)	435	(851)

Net income attributable to Winthrop Realty Trust	15,108	9,846	26,719	20,772
Preferred dividend of Series C Preferred Shares	—	(59)	—	(176)
Preferred dividend of Series D Preferred Shares	(2,786)	—	(6,498)	—

Net income attributable to Common Shares	$12,322	$9,787	$20,221	$20,596

Per Common Share data - Basic
Income from continuing operations	$0.38	$0.30	$0.61	$0.66
Income (loss) from discontinued operations	(0.01)	—	—	0.01

Net income attributable to Winthrop Realty Trust	$0.37	$0.30	$0.61	$0.67

Per Common Share data - Diluted
Income from continuing operations	$0.38	$0.30	$0.61	$0.66
Income (loss) from discontinued operations	(0.01)	—	—	0.01

Net income attributable to Winthrop Realty Trust	$0.37	$0.30	$0.61	$0.67

Basic Weighted-Average Common Shares	33,075	32,949	33,064	30,889

Diluted Weighted-Average Common Shares	33,076	32,949	33,064	30,889

Comprehensive income
Consolidated net income	$16,047	$10,164	$26,284	$21,623
Change in unrealized gain (loss) on interest rate derivative	(16)	—	(73)	63

Comprehensive income	$16,031	$10,164	$26,211	$21,686

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Cumulative Redeemable Series D Preferred Shares		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	1,600	$40,000	33,041	$33,041	$626,099	$(311,246)	$(92)	$21,034	$408,836
Net income attributable to Winthrop Realty Trust	—	—	—	—	—	26,719	—	—	26,719
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	(435)	(435)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,115)	(6,115)
Contributions from non-controlling interests	—	—	—	—	—	—	—	4,340	4,340
Purchase of non-controlling interests	—	—	—	—	(5,695)	—	—	(555)	(6,250)
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	—	—	(16,119)	—	—	(16,119)
Dividends paid or accrued on Series D Preferred Shares ($1.15625 per share)	—	—	—	—	—	(6,498)	—	—	(6,498)
Series D Preferred Share offering	3,220	80,500	—	—	(2,928)	—	—	—	77,572
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	(73)	—	(73)
Stock issued pursuant to dividend reinvestment plan	—	—	36	36	361	—	—	—	397

Balance, September 30, 2012	4,820	$120,500	33,077	$33,077	$617,837	$(307,144)	$(165)	$18,269	$482,374

	Cumulative Redeemable Series D Preferred Shares		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	—	$—	27,030	$27,030	$569,586	$(300,782)	$(63)	$14,076	$309,847
Net income attributable to Winthrop Realty Trust	—	—	—	—	—	20,772	—	—	20,772
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	851	851
Distributions to non-controlling interests	—	—	—	—	—	—	—	(327)	(327)
Contributions from non-controlling interests	—	—	—	—	—	—	—	300	300
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	—	—	(15,104)	—	—	(15,104)
Dividends paid or accrued on Series C Preferred Shares ($0.8125 per share)	—	—	—	—	—	(176)	—	—	(176)
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	63	—	63
Net proceeds from Common Shares offering	—	—	5,750	5,750	55,636	—	—	—	61,386
Shares issued pursuant to dividend reinvestment plan	—	—	179	179	1,885	—	—	—	2,064

Balance, September 30, 2011	—	$—	32,959	$32,959	$627,107	$(295,290)	$—	$14,900	$379,676

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$26,284	$21,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	8,552	6,891
Amortization of lease intangibles	5,028	3,316
Straight-lining of rental income	(2,662)	(937)
Loan discount accretion	(5,984)	(11,167)
Discount accretion received in cash	14,065	13,290
Earnings of preferred equity investments	—	(498)
Distributions of income from preferred equity investments	97	336
Income of equity investments	(13,654)	(4,340)
Distributions of income from equity investments	17,097	8,081
Restricted cash held in escrows	(4,063)	750
Gain on sale of equity investment	(232)	—
Gain on sale of securities carried at fair value	(41)	(131)
Unrealized gain on securities carried at fair value	(7,254)	798
Unrealized gain on loan securities carried at fair value	(447)	(2,772)
Tenant leasing costs	(3,211)	(2,448)
Impairment loss on investments in real estate	698	3,000
Gain on extinguishment of debt	—	(8,514)
(Gain) loss on sale of real estate investments	(945)	58
Bad debt (recovery) expense	(116)	332
Net change in interest receivable	(293)	19
Net change in accounts receivable	533	688
Net change in accounts payable and accrued liabilities	4,260	1,284

Net cash provided by operating activities	37,712	29,659

Cash flows from investing activities
Investments in real estate	(29,975)	(5,788)
Investment in equity investments	(47,925)	(67,901)
Investment in preferred equity investments	(4,000)	(7,208)
Proceeds from sale of investments in real estate	7,024	2,151
Proceeds from sale of equity investments	2,297	6,000
Return of capital distribution from equity investments	83,736	26,432
Purchase of securities carried at fair value	(5,654)	(568)
Proceeds from sale of securities carried at fair value	4,614	26,281
Proceeds from payoff of loan securities	—	8,748
Restricted cash held in escrows	(4,478)	2,828
Issuance and acquisition of loans receivable	(64,970)	(44,512)
Collection of loans receivable	37,126	43,410

Net cash used in investing activities	(22,205)	(10,127)

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, continued)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from financing activities
Proceeds from mortgage loans payable	15,897	11,000
Principal payments of mortgage loans payable	(8,740)	(47,307)
Proceeds from revolving line of credit	—	27,324
Proceeds from issuance of Series D Preferred Shares	77,572	—
Proceeds from issuance of senior notes payable	86,250	—
Payment of revolving line of credit	(40,000)	(52,774)
Proceeds from note payable	—	15,150
Restricted cash held in escrows	(2,818)	99
Deferred financing costs	(3,766)	(611)
Contribution from non-controlling interest	4,340	300
Distribution to non-controlling interest	(6,115)	(327)
Purchase of non-controlling interests	(400)	—
Issuance of Common Shares through offering	—	61,386
Issuance of Common Shares under Dividend Reinvestment Plan	397	2,064
Dividend paid on Common Shares	(16,113)	(14,140)
Dividend paid on Series D Preferred Shares	(3,712)	—
Dividend paid on Series C Preferred Shares	—	(176)

Net cash provided by financing activities	102,792	1,988

Net increase in cash and cash equivalents	118,299	21,520
Cash and cash equivalents at beginning of period	40,952	45,257

Cash and cash equivalents at end of period	$159,251	$66,777

Supplemental Disclosure of Cash Flow Information
Interest paid	$11,248	$12,588

Taxes paid	$317	$52

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$5,375	$5,356

Dividends accrued on Series C Preferred Shares	$—	$39

Dividends accrued on Series D Preferred Shares	$2,786	$—

Capital expenditures accrued	$2,277	$684

Transfer to loan securities carried at fair value	$—	$662

Transfer from loans receivable	$(2,938)	$(6,534)

Transfer from preferred equity	$(3,923)	$(2,022)

Transfer to equity investment	$6,861	$4,650

Transfer to loan receivable	$6,550	$12,544

Transfer from equity investment	$(12,400)	$—

Transfer to additional paid-in capital	$5,487	$—

Transfer to non-controlling interests	$363	$—

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation. Discontinued operations for all periods presented in the Consolidated Statements of Operations include the operations of the Trust’s retail property in Memphis, Tennessee and its office property in Indianapolis, Indiana, both of which were disposed of in September 2012. Discontinued operations for the three and nine months ended September 30, 2011 also include the Trust’s retail properties in Lafayette, Louisiana, St. Louis, Missouri and Knoxville, Tennessee which were disposed of in 2011.

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

FORM 10-Q SEPTEMBER 30, 2012

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic
Income from continuing operations	$16,235	$10,262	$26,343	$21,481
(Income) loss attributable to non-controlling interest	(939)	(318)	435	(851)
Preferred dividend of Series C Preferred Shares	—	(59)	—	(176)
Allocations of income to Series C Preferred Shares	—	(18)	—	—
Preferred dividend of Series D Preferred Shares	(2,786)	—	(6,498)	—

Income from continuing operations applicable to Common Shares	12,510	9,867	20,280	20,454
Income (loss) from discontinued operations	(188)	(98)	(59)	142

Net income applicable to Common Shares for earnings per share purposes	$12,322	$9,769	$20,221	$20,596

Basic weighted-average Common Shares	33,075	32,949	33,064	30,889

Income from continuing operations	$0.38	$0.30	$0.61	$0.66
Income (loss) from discontinued operations	(0.01)	—	—	0.01

Earnings per Common Share – Basic	$0.37	$0.30	$0.61	$0.67

Diluted
Income from continuing operations	$16,235	$10,262	$26,343	$21,481
Income (loss) attributable to non-controlling interest	(939)	(318)	435	(851)
Preferred dividend of Series C Preferred Shares	—	(59)	—	(176)
Allocations of income to Series C Preferred Shares	—	(18)	—	—
Preferred dividend of Series D Preferred Shares	(2,786)	—	(6,498)	—

Income from continuing operations applicable to Common Shares	12,510	9,867	20,280	20,454
Income (loss) from discontinued operations	(188)	(98)	(59)	142

Net income applicable to Common Shares for earnings per share purposes	$12,322	$9,769	$20,221	$20,596

Basic weighted-average Common Shares	33,075	32,949	33,064	30,889
Series B-1 Preferred Shares (1)	—	—	—	—
Series C Preferred Shares (2)	—	—	—	—
Stock options (3)	1	—	—	—

Diluted weighted-average Common Shares	33,076	32,949	33,064	30,889

Income from continuing operations	$0.38	$0.30	$0.61	$0.66
Income (loss) from discontinued operations	(0.01)	—	—	0.01

Earnings per Common Share – Diluted	$0.37	$0.30	$0.61	$0.67

(1)	The Series B-1 Preferred Shares were anti-dilutive for the three and nine months ended September 30, 2011 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.
(2)	The Series C Preferred Shares were anti-dilutive for the three and nine months ended September 30, 2011 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.
(3)	The Trust’s outstanding stock options were dilutive for the three and nine months ended September 30, 2012 and the nine months ended September 30, 2011. The weighted-average stock options for the nine months ended September 30, 2012 and September 30, 2011 were less than one thousand shares. The outstanding stock options were anti-dilutive for the three months ended September 30, 2011 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

3.	Fair Value Measurements

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

The Trust’s Level 3 loan securities carried at fair value primarily consist of non-agency mortgage-related securities. The non-agency mortgage-related securities market continued to be illiquid during the first three quarters of 2012, with low transaction volumes, wide credit spreads, and limited transparency. The Trust values the loan securities carried at fair value it holds based primarily on prices received from a pricing service. The techniques used by the pricing service to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry standard modeling, such as a discounted cash flow model. The significant inputs and assumptions used to determine the fair value of the Trust’s loan securities include prepayment rates, probability of default, loss severity and yield to maturity percentages.

Recurring Measurements

The table below presents the Trust’s assets measured at fair value on a recurring basis as of September 30, 2012, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring Basis
Assets
Securities carried at fair value	$37,191	$—	$—	$37,191
Loan securities carried at fair value	—	—	5,756	5,756
Interest rate caps	—	20	—	20

	$37,191	$20	$5,756	$42,967

The table below presents the Trust’s assets measured at fair value on a recurring basis as of December 31, 2011, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Recurring Basis
Assets
Securities carried at fair value	$28,856	$—	$—	$28,856
Loan securities carried at fair value	—	—	5,309	5,309
Interest Rate Caps	—	85	—	85

	$28,856	$85	$5,309	$34,250

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

The table below includes a roll forward of the balance sheet amounts for the three and nine months ended September 30, 2012, respectively, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities Carried at Fair Value	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Fair value, July 1	$5,385	$5,418
Net unrealized gain (loss)	371	(75)
Sales
Payoff at par

Fair value, September 30	$5,756	$5,343

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$371	$(75)

Loan Securities Carried at Fair Value	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Fair value, January 1	$5,309	$11,981
Net unrealized gain	447	2,772
Sales	—	(662)
Payoff at par	—	(8,748)

Fair value, September 30	$5,756	$5,343

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$447	$692

During the nine months ended September 30, 2012 and 2011 there were no transfers between Level 1 and Level 2 fair value assets and liabilities.

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3 at September 30, 2012. Refer to “Assets measured at fair value on a recurring basis” for a complete valuation hierarchy summary.

	Assets Measured at Fair Value (in thousands)	Valuation Technique	Unobservable Input	Input Range	Weighted Average
Loan Securities	$5,756	Discounted cash flow	Constant prepayment rate	0%	0%
			Probability of default	0%	0%
			Loss severity	0%	0%
			Yield to maturity	6.26% - 12.35%	9.42%

Prepayment rates, probability of default, loss severity and yield to maturity percentage are used to determine the fair value of the loan securities. Increases or decreases in these inputs could cause the fair value of the assets to significantly decrease or increase respectively.

Non-Recurring Measurements

Non-recurring measurements of fair value of assets or liabilities would typically include investments in real estate and equity investments. The Trust’s Memphis, Tennessee property was placed into discontinued operations during the three months ended September 30, 2012. The carrying value of the property exceeded the fair value less costs to sell resulting in a $698,000 impairment charge for the quarter.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows (in thousands):

	September 30, 2012
			Fair value hierarchy level
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets (liabilities)
Loans receivable	$138,001	$143,761	$—	$—	$143,761
Mortgage loans payable	(238,097)	(227,587)	—	—	(227,587)
Senior notes payable	(86,250)	(88,527)	(88,527)	—	—

	December 31, 2011
	Carrying Amount	Fair Value
Assets (liabilities)
Loans receivable	$114,333	$123,630
Mortgage loans payable	(230,940)	(218,336)

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

For these securities, during the three months ended September 30, 2012, the Trust recognized net unrealized gains of $3,484,000 and for the three months ended September 30, 2011, the Trust recognized unrealized losses of $1,036,000. For the nine months ended September 30, 2012 and 2011, the Trust recognized net unrealized gains of $7,701,000 and $1,974,000, respectively on these securities. The change in fair value of the REIT securities and loan securities for which the fair value option was elected is recorded as an unrealized gain or loss in the Trust’s Consolidated Statements of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

The following table presents as of September 30, 2012 and December 31, 2011 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	September 30, 2012	December 31, 2011
Assets
Securities carried at fair value:
REIT common shares	$37,191	$24,579
REIT preferred shares	—	4,277
Loan securities carried at fair value	5,756	5,309

	$42,947	$34,165

The table below presents as of September 30, 2012 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at September 30, 2012	Amount Due Upon Maturity	Difference
Assets
Loan securities carried at fair value	$5,756	$7,494	$1,738

	$5,756	$7,494	$1,738

4.	Acquisitions, Dispositions, Leasing and Financing Activities

Acquisitions:

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

10 Metrotech Loan Acquisition and Modification - On August 6, 2012 an entity (“10 Metrotech”) in which the Trust holds a one-third interest acquired the $39,300,000 senior participation in the loan secured by the property located at 625 Fulton Avenue, Brooklyn, New York for $32,500,000. 10 Metrotech previously acquired the $21,000,000 junior participation for a nominal amount. As a result, 10 Metrotech now holds the entire mortgage loan. Following consummation of the acquisition, 10 Metrotech entered into a forbearance agreement with the borrower pursuant to which, among other things, (i) the interest rate on the loan was increased to 9%, (ii) the principal amount of the loan was reset to $40,000,000 and (iii) 10 Metrotech agreed to forbear from foreclosing on the property pursuant to the current maturity default for two years, subject to any further defaults by the borrower.

B-Note Portfolio Acquisition – On September 27, 2012 the Trust acquired for approximately $20,696,000 a portfolio of four performing B-Note loan assets with an aggregate par value of approximately $25,725,000. The loans are collateralized by four separate office and retail assets located in California and Hawaii as follows:

•

Burbank Centre - The Trust acquired for $9,000,000 a performing B Note with a face value of $10,000,000 collateralized by a 421,990 square foot Class A, office building located in Burbank, California that is currently 100% leased to Walt Disney Company affiliates with leases expiring in 2014 and 2017. The loan bears interest at 5.897% per annum, requires monthly payments of interest only and matures in April 2017. The B Note is subordinate to $135,000,000 of senior financing.

•

Pinnacle II - The Trust acquired for approximately $4,631,000 a performing B Note with a face value of $5,145,000 collateralized by a 230,000 square foot Class A, office building located in Burbank, California that is currently 100% leased to Warner Brothers through 2021. The loan bears interest at 6.313% per annum, requires monthly payments of principal and interest, and matures in September 2016. The B Note is subordinate to $84,701,000 of senior financing.

•

The Shops at Wailea - The Trust acquired for approximately $5,154,000 a performing B Note with a face value of $7,719,000 collateralized by 166,000 square feet of premier shopping and dining establishments, with more than 70 boutiques, shops, restaurants and galleries located on the island of Maui, Hawaii. The property is 97% leased. The loan bears interest at 6.15% per annum, requires monthly payments of principal and interest, and matures in April 2017. The B Note is subordinate to $108,055,000 of senior financing.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

•

Poipu Shopping Village - The Trust acquired for approximately $1,911,000 a performing B Note with a face value of $2,861,000 collateralized by 40,800 square feet of retail space on the island of Kauai, Hawaii. The property is 97% leased. The loan bears interest at 6.618% per annum, requires monthly payments of principal and interest and matures in January 2017. The B Note is subordinate to $28,932,000 of senior financing.

Dispositions & Loan Repayment Activity:

Memphis (Kroger) - Operating Property – The Kroger Co., a tenant which net leased 100% of the space of the Trust’s Memphis, Tennessee retail property, vacated the building in October 2011 but continued to pay rent as contractually required. On September 28, 2012, the Kroger Co. terminated its lease and paid a cancellation fee of $600,000. On the same date, the Trust sold the Memphis property for $600,000. The transactions resulted in a loss from discontinued operations of approximately $50,000.

Indianapolis (Circle Tower) - Operating Property - On September 28, 2012 the Trust sold its Indianapolis, Indiana property referred to as Circle Tower for approximately $6,300,000. The sale resulted in a gain to the Trust of approximately $945,000. The Trust paid $574,000 in defeasance costs in relation to the satisfaction of the debt in connection with the sale which has been recorded as interest expense.

SoCal Lender - Equity Investment Loan Asset – On January 6, 2012 the Trust’s venture (“SoCal Loan”) that held the $117,900,000 C Note in a $798,000,000 first mortgage encumbering a 4,500,000 square foot 31 property office portfolio in southern California obtained a $40,000,000 recourse repurchase facility with an affiliate of Blackstone Real Estate Debt Strategies. SoCal Loan received net proceeds of approximately $38,100,000 after origination fees, interest reserves and closing expenses, which was distributed entirely to the Trust in partial redemption of its interest in SoCal Loan resulting in a decrease in the Trust’s ownership interest from approximately 73% to approximately 56%.

On April 6, 2012 WRT-SoCal Lender LLC (“Lender”), a consolidated joint venture which holds an interest in SoCal Loan, amended and restated its operating agreement to allow for the admission of IX SoCal Holdings LP (“Starwood”) as a member. Starwood contributed $3,500,000 for a 10.2178% interest in the joint venture. The Trust received a special distribution from Lender equal to Starwood’s contribution which was recorded as a contribution from non-controlling interests. As a result, the Trust owned a 50.2% effective interest in SoCal Loan on a fully-diluted basis.

On September 28, 2012 SoCal Loan received a loan payoff at par by the borrower. After repayment of the related repurchase agreement, the Trust received $38,407,000 in cash proceeds. The loan payoff generated $20,927,000 in accretion income of which the Trust’s allocable share was $10,505,000.

Riverside – Equity Investment Loan Asset - On September 18, 2012 the Trust’s 50% owned joint venture WRT-ROIC Riverside LLC which held an investment in a loan collateralized by Riverside Plaza retail property received a loan pay off at par by the borrower. The Trust received $7,800,000 in cash proceeds from this loan which was originally purchased at par. No gain or loss was recognized by the Trust upon the repayment of the loan.

Leasing Activity:

Westheimer - On September 17, 2012, 5400 Westheimer Limited Partnership, a partially owned consolidated entity, executed a lease amendment with the existing net lease tenant, Spectra Energy, which leases the entire 614,000 square foot premises. The initial lease was signed in 2004 and was scheduled to expire April 30, 2018. The new lease extends the lease through April 30, 2026. The Westheimer property is encumbered by a mortgage with a maturity date of April 2016. Negotiated annual lease payments on the modified lease remain unchanged ($7,974,000 to $8,255,000 annually) through the maturity date of the mortgage debt, then the base rate decreases to $4,260,000 annually, subject to annual increases thereafter up to $5,478,000 annually.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Crossroads I – On September 5, 2012 the Trust executed a new lease with Hitachi Data Systems for 53,000 square feet of the Crossroads I office property located in Englewood, Colorado. The lease was negotiated for a ten year lease term commencing in March 2013. As a result of leasing activity the Crossroads I property is 90% leased at September 30, 2012.

Financing Activity:

Issuance of Debt (Senior Notes) - On August 15, 2012 the Trust closed on an underwritten public offering of $75,000,000 of its 7.75% Senior Notes due 2022 (the “Notes”) at an issue price of 100% of par value. The Trust received net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $72,250,000. The Trust is required to pay quarterly interest on the Notes commencing November 15, 2012, and the Trust may redeem the Notes, in whole or in part, at any time or from time to time on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.

On August 23, 2012 the underwriters elected to exercise in full the $11,250,000 over-allotment option for the Notes. The closing of the issuance of the additional Notes occurred on August 24, 2012 and the Trust received net proceeds of $10,913,000.

Waterford Place - Operating Property - On July 19, 2012 the Trust obtained a $13,500,000 first mortgage loan secured by its 320 Unit Class A multi-family Memphis, Tennessee (Waterford Place) property that was acquired on April 17, 2012 for approximately $21,473,000. The loan bears interest at LIBOR plus 2.5% annually with a LIBOR floor of 0.5%, and requires monthly payments of principal and interest and matures on August 1, 2014, subject to two, one-year extensions. On the same date the Trust purchased an Interest Rate Cap which caps LIBOR at 0.5%. The loan will have an outstanding balance at the initial maturity date of $12,928,000.

223 West Jackson (Brooks Building) - Equity Investment - On July 2, 2012, the Trust and Marc Realty each contributed $3,524,000 to the Trust’s unconsolidated joint venture investment property located at 223 West Jackson in Chicago, Illinois. The proceeds were used to pay off the existing first mortgage loan collateralized by this property. On September 25, 2012 the joint venture obtained a $9,500,000 first mortgage on this property. As a result of the financing, the Trust and Marc each received a return of capital cash distribution of $3,524,000.

Preferred Shares

Series D Preferred Shares - On March 23, 2012 the Trust closed its public offering of 3,220,000 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) at a price of $25.0385 per share, par value of $1 per share. The Trust received net proceeds of approximately $77,572,000 from the offering, after underwriting discounts, commissions and offering expenses. As a result of this offering there are currently 4,820,000 Series D Preferred Shares issued and outstanding.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

5.	Loans Receivable

The following table summarizes the Trust’s loans receivable at September 30, 2012 and December 31, 2011 (in thousands):

			Carrying Amount		Contractual Maturity Date
Description	Location Position	Stated Interest Rate	September 30, 2012	December 31, 2011
Hotel Wales	Whole Loan	LIBOR + 4.0% (2)	$20,097	$20,101	10/05/13
Renaissance Walk	Mezzanine	LIBOR + 12.0% (3)	3,000	3,000	01/01/14
Fenway Shea (1)	Whole Loan	12.00%	2,250	—	04/05/14
The Shops at Wailea	B-Note	6.15%	5,187	—	10/06/14
Legacy Orchard (1)	Corporate Loan	15.00%	9,750	9,750	10/31/14
San Marbeya	Whole Loan	5.88%	26,980	26,501	01/01/15
127 West 25th Street	Mezzanine	14.00% (4)	8,894	—	04/30/15
Churchill (1)	Whole Loan	LIBOR + 3.75%	507	—	06/01/15
Rockwell	Mezzanine	12.00%	307	275	05/01/16
Pinnacle II	B-Note	6.31%	4,653	—	09/30/16
The Disney Building	B-Note	5.90%	9,041	—	04/30/17
Popiu Shopping Village	B-Note	6.62%	1,924	—	01/06/17
500-512 7th Ave	B-Note	7.19%	10,000	9,979	07/11/16
Wellington Tower	Mezzanine	6.79%	2,654	2,563	07/11/17
Mentor Building	Whole Loan	10.00%	2,511	—	09/10/17
Broward Financial Center (5)	Whole Loan	9.84%	30,246	—	(5)
180 N. Michigan (6)	Mezzanine	—	—	2,930	(6)
160 Spear (7)	B-Note	—	—	11,555	(7)
160 Spear (7)	Mezzanine	—	—	4,846	(7)
Magazine (7)	Mezzanine	—	—	18,805	(7)
Marc Realty - 30 N Michigan (8)	Mezzanine	—	—	—	(8)
Marc Realty - 29 East Madison (8)	Mezzanine	—	—	4,028	(8)

			$138,001	$114,333

(1)	The Trust determined that certain loans receivable are variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.
(2)	LIBOR floor of 3%.
(3)	LIBOR floor of 2%.
(4)	Interest rate is equal to the greater of 14.0% or LIBOR + 10%.
(5)	The loan was satisfied subsequent to September 30, 2012.
(6)	Converted to equity investment during the three months ended March 31, 2012.
(7)	The loans were satisfied during the three months ended June 30, 2012.
(8)	The loans were satisfied during the three months ended September 30, 2012.

The carrying amount of loans receivable includes accrued interest of $793,000 and $500,000 at September 30, 2012 and December 31, 2011, respectively, and cumulative accretion of $1,833,000 and $9,914,000 at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, the Trust’s loans receivable have unamortized discount yet to be recognized as income totaling $11,561,000 and $8,399,000, respectively.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

The weighted average coupon on the Trust’s loans receivable was 7.07% and 5.99% and the weighted average yield to maturity was 11.02% and 12.64% at September 30, 2012 and December 31, 2011, respectively.

With the exception of the San Marbeya and Hotel Wales loans receivable, none of the loans receivable are directly financed. Non-recourse secured financings in the amount of $29,150,000 related to these loans receivable were outstanding at September 30, 2012 and December 31, 2011.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

Nine Months Ended September 30, 2012
Balance at beginning of period	$114,333
Purchase and advances	71,520
Interest (received) accrued, net	293
Repayments	(37,126)
Loan discount accretion	5,984
Discount accretion received in cash	(14,065)
Conversion of 180 North Michigan loan to equity investments	(2,938)

Balance at end of period	$138,001

The following table summarizes the Trust’s interest, dividend and discount accretion income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest, dividends and discount accretion detail:
Interest on loan assets	$2,985	$3,043	$8,130	$8,440
Accretion of loan discount	425	2,374	5,984	11,167
Interest and dividends on REIT securities	312	86	904	662

Total interest, dividends, and discount accretion	$3,722	$5,503	$15,018	$20,269

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

FORM 10-Q SEPTEMBER 30, 2012

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

The table below summarizes the Trust’s loans receivable by internal credit rating at September 30, 2012 (in thousands, except for number of loans).

Internal Credit Quality	Number of Loans	Carrying Value of Loans Receivable
Greater than zero	16	$138,001
Equal to zero	—	—
Less than zero	—	—

	16	$138,001

Non-Performing Loans

The Trust considers a loan to be non-performing and places loans on non-accrual status at such time as management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. If and when a loan is brought back into compliance with its contractual terms, the Trust will resume accrual of interest. As of September 30, 2012 and December 31, 2011, there were no non-performing loans and no past due payments. The Trust recorded no provision for loan loss for the three and nine months ended September 30, 2012 and 2011.

6.	Securities Carried at Fair Value

Securities carried at fair value are summarized in the table below (in thousands):

	September 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
REIT Common shares	$26,775	$37,191	$21,492	$24,579
REIT Preferred shares	—	—	2,067	4,277

	26,775	37,191	23,559	28,856

Loan securities	1,661	5,756	1,661	5,309

	$28,436	$42,947	$25,220	$34,165

No securities carried at fair value were sold during the three months ended September 30, 2012. During the nine months ended September 30, 2012, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $4,614,000. The gross realized gains on these sales and payoffs totaled approximately $41,000 in the nine months ended September 30, 2012.

No securities carried at fair value were sold during the three months ended September 30, 2011. During the nine months ended September 30, 2011, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $35,029,000. The gross realized gains on these sales and payoffs totaled approximately $131,000, in the nine months ended September 30, 2011.

For purpose of determining gross realized gains, the cost of securities is based on specific identification. For the nine months ended September 30, 2012 and 2011, the Trust recognized net unrealized gains on securities carried at fair value and loan securities carried at fair value of $7,700,000, and $1,974,000 respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.

For the three months ended September 30, 2012 and 2011, the Trust recognized net unrealized (gain) loss of securities carried at fair value and loan securities carried at fair value of ($3,484,000) and $1,036,000, respectively.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

7.	Equity Investments

The Trust’s carrying amounts in its equity investments consist of the following at September 30, 2012 and December 31, 2011 (in thousands):

Venture Partner	Equity Investment	Nominal % Ownership at September 30, 2012	September 30, 2012	December 31, 2011
VHH LLC (1)	Vintage Housing LLC	75.0%	30,083	29,887
Elad Canada Ltd (1)	WRT-Elad One South State Equity LP	50.0%	1,041	—
Elad Canada Ltd	WRT-Elad One South State Lender LP	50.0%	23,618	10,150
Mack-Cali	WRT-Stamford LLC	20.0%	8,367	—
Atrium/Northstar (1)	10 Metrotech Loan LLC	33.3%	10,845	—
Atrium Holding	RE CDO Management LLC	50.0%	1,792	1,296
Freed	Mentor Retail LLC	49.9%	523	—
Inland	Concord Holdings LLC	33.33%	—	—
Inland	CDH CDO LLC	33.33%	—	—
Inland (5)	Concord Debt Holdings LLC	33.33%	4,495	—
Inland (5)	CDH CDO LLC	33.33%	3,698	—
Sealy (1)	Northwest Atlanta Partners LP	60.0%	8,264	8,537
Sealy (1)	Newmarket GP LLC	68.0%	640	2,811
Sealy (1)	Airpark Nashville GP	50.0%	—	—
Marc Realty (1)	Brooks Building LLC	50.0%	7,950	7,679
Marc Realty (1)	High Point Plaza LLC	50.0%	2,291	2,441
Marc Realty (1)	1701 Woodfield LLC	50.0%	1,999	2,047
Marc Realty (1)	Enterprise Center LLC	50.0%	2,531	2,679
Marc Realty (1)	Michigan 180 Property LLC	70.0%	7,150	—
Marc Realty (2)	Michigan 30 LLC	—	—	10,049
Marc Realty (2)	Salt Creek LLC	—	—	—
Marc Realty (2)	River Road LLC	—	—	1,000
Marc Realty (3)	3701 Algonquin Road LLC	—	—	250
Marc Realty (2)	900 Ridgebrook LLC	—	—	1,000
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	—	7
ROIC (6)	WRT-ROIC Riverside LLC	—	—	7,883
New Valley/Starwood (1), (6)	Socal Office Portfolio Loan LLC	—	12	72,626
Broadway Partners (4)	FII Co-Invest LLC	—	—	1,800

			$115,299	$162,142

(1)	The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the VIEs economic performance.
(2)	Interest sold to Marc Realty on May 31, 2012.
(3)	Interest sold to Marc Realty on March 1, 2012.
(4)	Interest was redeemed on April 10, 2012.
(5)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.
(6)	The underlying loan investments was satisfied at par in September 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

The following table reflects the activity of the Trust’s equity investments for the period ended September 30, 2012 (in thousands):

Investment	Balance at December 31, 2011	Contributions	Equity Income (loss)	Distributions	Sales	Balance at September 30, 2012
Vintage Housing LLC	$29,887	$2,029	$2,326	$(4,159)	$—	$30,083
WRT-Elad One South Street Equity LP	—	2,838	(1,797)	—	—	1,041
WRT-Elad One South Street Lender LP	10,150	11,213	2,255	—	—	23,618
WRT-Stamford LLC	—	8,036	548	(217)	—	8,367
10 Metrotech Loan LLC	—	10,915	31	(101)	—	10,845
RE CDO Management LLC	1,296	550	46	(100)	—	1,792
Mentor Retail LLC	—	505	18	—	—	523
Concord Debt Holdings LLC	—	—	386	(386)	—	—
CDH CDO LLC	—	—	670	(670)	—	—
Concord Debt Holdings LLC (1)	—	4,501	30	(36)	—	4,495
CDH CDO LLC (1)	—	2,500	1,333	(135)	—	3,698
Sealy	11,348	—	(2,444)	—	—	8,904
Marc Realty	27,145	11,674	(132)	(4,116)	(12,650)	21,921
WRT-ROIC Lakeside Eagle LLC	7	25	(32)	—	—	—
WRT-ROIC Riverside LLC	7,883	—	706	(8,589)	—	—
SoCal Office Portfolio Loan LLC	72,626	—	9,710	(82,324)	—	12
FII Co-invest LLC	1,800	—	—	—	(1,800)	—

Total	$162,142	$54,786	$13,654	$(100,833)	$(14,450)	$115,299

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

The Trust has determined that the fair value of certain of its investments in the Marc Realty and Sealy ventures each marginally exceed their carrying values. While these ventures continue to aggressively market available space for lease and work with existing tenants for lease renewal, declines in occupancy could cause impairment of certain of these ventures that could be material.

WRT-Elad - The Trust holds its mezzanine loan interest in Sullivan Center through WRT-Elad Lender LP and its profits participation interest through WRT-Elad Equity LP (“Equity LP”). The Trust has determined that One South State Street LLC is a variable interest entity for which Equity LP is the primary beneficiary. Equity LP has consolidated Sullivan Center as of February 3, 2012, the date it acquired the profits participation interest, and has completed provisional purchase accounting pursuant to the guidance for business combinations based on available information obtained from the managing member of Sullivan Center.

In relation to its investment in Sullivan Center, the Trust has elected a one-month lag period in which it recognizes its share of the equity earnings of One South State Street LLC in arrears. The lag period is allowed under the provisions of ASC 810-10 and is necessary in order for the Trust to consistently meet its regulatory filing deadlines.

Marc Realty - On January 1, 2012, the Trust restructured one of its investments (180 North Michigan) and converted its investment from loans receivable ($2,938,000) and preferred equity ($3,923,000) to equity investments ($6,861,000) which is included in contributions in the above table.

Concord - On May 1, 2012, the Trust acquired from Lexington Realty Trust its 33.33% interest in Concord Debt Holdings LLC and CDH CDO LLC for an aggregate price of $7,000,000. This acquisition will be accounted for using the equity method of accounting and will be separate from the on-going investment in Concord. This acquisition does not represent a funding of prior losses. The Trust will recognize its pro-rata share of income or loss in the new investment.

SoCal Office Portfolio Loan – On September 28, 2012, the SoCal loan was paid off at par. The joint venture received a return of capital distribution of $44,224,000 on its investment from this transaction. The Trust’s allocable share of the distribution was $38,407,000. SoCal acquired the loan on November 4, 2011. Earlier in 2012, the joint venture obtained a recourse

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

repurchase facility and received net proceeds of approximately $38,100,000 which was distributed entirely to the Trust in partial redemption of its interest. The SoCal balance sheet consisted of total assets of $136,000 and $97,989,000 at September 30, 2012 and December 31, 2011, respectively and total liabilities of $116,000 and $269,000 as of September 30, 2012 and December 31, 2011, respectively. SoCal had net income of $17,999,000 and $16,900,000 for the three and nine months ended September 30, 2012.

ROIC – Riverside Loan – On September 18, 2012, the loan was paid off at par. The joint venture received a return of capital distribution of $15,600,000 on its investment. The Trust’s allocable share of the distribution was $7,800,000.

8.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $238,097,000 and $230,940,000 at September 30, 2012 and December 31, 2011, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR/Prime	Interest Rate at September 30, 2012	September 30, 2012	December 31, 2011
Amherst, NY	Oct 2013	—	5.65%	$15,343	$15,682
Memphis, TN	Aug 2014	LIBOR + 2.5%(1)	2.71%	13,478	—
Meriden, CT & Lisle, IL (5)	Oct 2014	LIBOR + 2.5%(2)	2.71%	21,000	21,000
Chicago, IL	Apr 2015	—	5.50%	8,700	8,900
Indianapolis, IN	Apr 2015	—	(3)	—	4,169
Chicago, IL	Mar 2016	—	5.75%	20,281	20,522
Houston, TX	Apr 2016	—	6.18%	53,187	56,423
New York, NY	May 2016	LIBOR + 2.5%(4)	3.50%	51,982	49,585
Lisle, IL	Mar 2017	—	5.55%	5,560	5,600
Orlando, FL	Jul 2017	—	6.40%	37,725	38,132
Plantation, FL	Apr 2018	—	6.48%	10,841	10,927

				$238,097	$230,940

(1)	The loan has an interest rate cap which caps LIBOR at 0.5%.
(2)	The loan has an interest rate cap which caps LIBOR at 1.0%.
(3)	Mortgage loan payable was satisfied September 28, 2012 upon sale of the Circle Tower operating property.
(4)	The loan has a LIBOR floor of 1.0%.
(5)	Mortgage loan was partially repaid subsequent to September 30, 2012. See Note 17 – Subsequent Events.

Non-Recourse Secured Financing

The Trust’s non-recourse secured financings at September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

Collateral	Maturity	Spread Over LIBOR/Prime	Interest Rate at September 30, 2012	September 30, 2012	December 31, 2011
Hotel Wales Loan	Oct. 2013	LIBOR plus 1.25%(1)	4.25%	$14,000	$14,000
San Marbeya Loan	Jan. 2015	—	4.85%	15,150	15,150

				$29,150	$29,150

(1)	The loan has a LIBOR floor of 3%.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

9.	Revolving Line of Credit

The Trust has a revolving line of credit in the principal amount of $50,000,000 which bears interest at LIBOR plus 3% and has a maturity date of March 3, 2014 with a one year option to extend the maturity date to March 3, 2015. The Trust must comply with financial covenants on an ongoing basis. The covenants are tested as of the end of each quarter based upon results for the most recently ended quarter. The Trust was in compliance of its financial covenants under its revolving line of credit as of September 30, 2012.

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

The outstanding balance under the facility was $0 and $40,000,000 at September 30, 2012 and December 31, 2011, respectively. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $44,000 and $106,000 for the three and nine months ended September 30, 2012, respectively, and approximately $44,000 and $95,000 for the three and nine months ended September 30, 2011, respectively.

10.	Senior Notes Payable

In August 2012 the Trust issued a total $86,250,000 of its 7.75% Senior Notes (the “Notes”) at an issue price of 100% of par value. The Trust received net proceeds of approximately $83,228,000, after deducting the underwriting discounts, commissions and offering expenses of $3,022,000.

The Notes mature on August 15, 2022 and bear interest at the rate of 7.75% per year, payable quarterly in arrears commencing November 15, 2012. The Trust may redeem the Notes, in whole or in part, at any time or from time to time on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

The Notes rank senior to all of the Trust’s future indebtedness that by its terms is expressly subordinate to the Notes; except as discussed below, pari passu to all of the existing and future liabilities of the Trust’s subsidiaries, including the Operating Partnership. However, the Notes will have priority with respect to a security interest in a promissory note issued by the Operating Partnership with a principal balance equal to the outstanding balance of the Notes, which will be pari passu with all existing and future unsecured senior indebtedness of the Operating Partnership.

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change, if any, in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2012, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses, both at its inception and on an ongoing basis, whether the hedging instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedges designated and qualifying as cash flow hedges totaling $16,000 and $73,000 for the three and nine months ended September 30, 2012, and $0 and $63,000 for the three and nine months ended September 30, 2011, respectively.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

The table below presents information about the Trust’s interest rate caps that are included on the consolidated balance sheet that were designated as cash flow hedges of interest rate risk at September 30, 2012 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap in Other Comprehensive Income	Unrealized Gain on Settled Cap in Other Comprehensive Income	Change in Cap Valuations Included in Other Comprehensive Income for the Nine Months Ended September 30, 2012
Oct 2014	1.00%	$21,000	$174	$(165)	$—	$(77)
Aug 2014	0.05%	13,478	22	—	—	—

The table below presents information about the Trust’s interest rate caps that were not designated as cash flow hedges (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value	Change in Cap Valuations Included in Interest Expense for the Nine Months Ended September 30, 2012
May 2013	1.25%	$51,982	$196	$—	$18
May 2014	1.75%	51,982	434	1	46

12.	Non-controlling Interests

Deer Valley Operating Property – On March 29, 2012 the Trust purchased the 3.5% non-controlling ownership interest of its consolidated joint venture, WRT-DV LLC, for $400,000. The Trust accounted for the purchase as an equity transaction recording the difference in the $192,000 carrying value of the acquired non-controlling interest and the purchase price as a $208,000 reduction in paid-in capital.

One East Erie/Ontario Operating Property – On June 1, 2012, the Trust purchased from Marc Realty its 20% non-controlling interest in FT-Ontario Holdings LLC (“Ontario”) for $5,850,000. The Trust accounted for the purchase as an equity transaction recording the difference in the $363,000 carrying value of the acquired non-controlling interest and the purchase price as a $5,487,000 reduction in paid-in capital.

The changes in the Trust’s ownership interest in the subsidiaries impacted consolidated equity during the period shown as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to Winthrop Realty Trust	$15,108	$9,846	$26,719	$20,772
Decrease in Winthrop Realty Trust paid-in capital adjustments from non-controlling interests	—	—	(5,695)	—

Changes from net income attributable to Winthrop Realty Trust and transfers from non-controlling interest	$15,108	$9,846	$21,024	$20,772

13.	Discontinued Operations

Certain of the Trust’s properties which were sold in 2011 are classified as discontinued operations including Lafayette, Louisiana, St. Louis, Missouri and Knoxville, Tennessee. During 2012 the Trust’s net lease retail property in Memphis, Tennessee and its office property in Indianapolis, Indiana were sold and are included in discontinued operations.

Results for discontinued operations for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$152	$470	$1,059	$1,631
Termination fee income	592	—	592	—
Operating expenses	(276)	(369)	(757)	(1,004)
Interest expense	(671)	(66)	(800)	(197)
Depreciation and amortization	(232)	(75)	(400)	(230)
Impairment loss	(698)	—	(698)	—
Gain (loss) on sale of assets held for sale	945	(58)	945	(58)

(Loss) income from discontinued operations	$(188)	$(98)	$(59)	$142

The Trust incurred $574,000 of cost related to the defeasance of the debt in connection with the sale of its office property in Indianapolis, Indiana. This cost is included in interest expense for the three and nine months ended September 30, 2012.

14.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 450 W 14th Street and Churchill, Pennsylvania properties which total approximately $290,000 at September 30, 2012. The Trust has a ground lease related to its property located at 450 W 14th Street, New York, New York which expires on June 1, 2053. In connection with the ground lease, the Trust has commitments of $311,000; $1,282,000; $1,405,000; $1,463,000; $1,592,000 and $111,075,000 for the years ended December 31, 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

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

Cypress Pointe Apartments – The Trust entered into a joint venture, HC Cypress Pointe LLC (“Cypress Pointe”) in April 2011 which holds a non-performing mezzanine loan collateralized by the equity interest in a 194 unit apartment complex in Orange Park, Florida. Cypress Pointe was involved in a legal dispute with the borrower and other lenders related to certain foreclosure proceedings on the apartment complex. On February 24, 2012 a settlement was reached by the parties to the lawsuits which required the implementation of a marketing plan to sell the property. The property is currently under contract for sale which would provide proceeds sufficient to reimburse the Trust for its cost incurred. To date, the Trust has not made any investment in the joint venture. Costs associated with the litigation have been expensed.

Churchill, Pennsylvania - In 2011 the Trust was conveyed title to the land underlying the Churchill, Pennsylvania property. Prior to the conveyance of the land, a Phase II environmental study was performed. The study found that there were certain contaminants at the property all of which were within permitted ranges. In addition, given the nature and use of the property currently and in the past, it is possible that there may be contamination that could require remediation. The Trust believes that based on applicable law and existing agreements any such remediation costs would be the responsibility of a prior owner or tenant.

15.	Related-Party Transactions

FUR Advisors - The activities of the Trust are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. FUR Advisors is entitled to receive a base management fee of 1.5% and an incentive fee in accordance with the terms of the Advisory Agreement. In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees subject to the approval of the independent Trustees of the Trust.

The following table sets forth the fees and reimbursements paid by the Trust for the three and nine months ended September 30, 2012 and 2011 to FUR Advisors and Winthrop Management (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Base Asset Management	$2,316	$1,997	$6,641	$5,682
Property Management	193	129	506	400
Construction Management	33	1	97	1

	$2,542	$2,127	$7,244	$6,083

Base Asset Management Fee - Effective January 1, 2012, the Advisory Agreement was amended to reflect the redemption of the Series B-1 Preferred Shares and Series C Preferred Shares and the issuance of the Series D Preferred Shares. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by unaffiliated third parties to a venture managed by the Trust.

Property Management and Construction Management - Winthrop Management L.P. (“Winthrop Management”), an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Winthrop Management receives a property management fee and construction management fee pursuant to the terms of individual property management agreements.

At September 30, 2012 $2,316,000 payable to FUR Advisors and $67,000 payable to Winthrop Management were included in accounts payable and accrued liabilities.

16.	Reportable Segments

The Financial Accounting Standards Board (“FASB”) guidance on segment reporting establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

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

The following table summarizes the Trust’s assets by business segment for the periods ended September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Assets
Operating properties	$487,667	$442,209
Loan assets	175,961	217,174
REIT securities	37,191	28,856
Corporate
Cash and cash equivalents	159,251	40,952
Restricted cash	2,787	3,914
Accounts receivable and prepaids	888	510
Deferred financing costs	3,192	318

Total Assets	$866,937	$733,933

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three and nine months ended September 30, 2012 and September 30, 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Operating Properties
Rents and reimbursements	$13,335	$10,370	$38,225	$31,696
Operating expenses	(3,624)	(3,272)	(11,535)	(10,856)
Real estate taxes	(1,268)	(1,079)	(3,481)	(3,360)
Equity in (loss) income of Sealy Northwest Atlanta	(109)	(119)	(273)	4,422
Equity in loss of Sealy Airpark Nashville	—	(275)	—	(728)
Equity in loss of Sealy Newmarket	(704)	(672)	(2,171)	(1,816)
Equity in income (loss) of Marc Realty investment	212	(199)	(132)	(319)
Equity in (loss) income of WRT -Elad	(57)	—	458	—
Equity income of Vintage	1,392	424	2,326	424

Operating income	9,177	5,178	23,417	19,463
Depreciation and amortization expense	(4,842)	(3,111)	(12,872)	(9,751)
Interest expense	(3,140)	(2,824)	(9,272)	(9,809)
Impairment loss on Sealy equity investment	—	—	—	(3,800)
Impairment loss on investment in real estate	—	(3,000)	—	(3,000)
Gain on extinguishment of debt	—	8,514	—	8,514
Gain on sale of equity investment	165	207	397	207

Operating properties net income	1,360	4,964	1,670	1,824

Loan Assets
Interest	2,985	3,043	8,130	8,440
Discount accretion	425	2,374	5,984	11,167
Equity in earnings of preferred equity investment of Marc Realty	—	85	—	253
Equity in earnings of preferred equity investment of 450 W 14th Street	—	172	—	245
Unrealized gain (loss) on loan securities carried at fair value	371	(75)	447	2,772
Equity in income of LW Sofi	—	855	—	1,117
Equity in income of ROIC Riverside	238	234	706	702
Equity in (loss) income of ROIC Lakeside Eagle	(16)	—	(32)	666
Equity in income of 46th Street Gotham	—	—	—	621
Equity in earnings of Lex-Win Concord	—	49	—	307
Equity in income of Concord Debt Holdings	35	2,500	386	2,721
Equity in income of CDH CDO	136	—	670	—
Equity in income of Concord Debt Holdings (1)	2	—	30	—
Equity in income of CDH CDO (1)	855	—	1,333	—
Equity in income of WRT -Stamford	232	—	548	—
Equity in income of SoCal Office Loan Portfolio	10,348	—	9,710	—
Equity in income of RE CDO management	18	23	46	23
Equity in income of 10 Metrotech	50	—	31	—
Equity in income of Mentor	12	—	18	—

Operating income	15,691	9,260	28,007	29,034
General and administrative expense	(15)	(43)	(40)	(58)
Interest expense	(336)	(184)	(1,004)	(525)

Loan assets net income	15,340	9,033	26,963	28,451

REIT Securities
Interest and dividends	312	86	904	662
Gain on sale of securities carried at fair value	—	—	41	131
Unrealized gain (loss) on securities carried at fair value	3,113	(961)	7,254	(798)

REIT Securities net income (loss)	3,425	(875)	8,199	(5)

Net income from segments before corporate income (expense)	20,125	13,122	36,832	30,270

Reconciliations to GAAP Net Income:
Corporate Income (Expense)
Interest income	242	472	433	1,007
Interest expense	(954)	(472)	(1,326)	(1,592)
General and administrative	(3,083)	(2,648)	(9,048)	(7,758)
Transaction costs	(30)	(201)	(335)	(358)
State and local taxes	(65)	(11)	(213)	(88)

Income from continuing operations before non-controlling interest	16,235	10,262	26,343	21,481
Non-controlling interest	(939)	(318)	435	(851)

Income from continuing operations attributable to Winthrop Realty Trust	15,296	9,944	26,778	20,630
Income (loss) from discontinued operations attributable to Winthrop Realty Trust	(188)	(98)	(59)	142

Net Income Attributable to Winthrop Realty Trust	$15,108	$9,846	$26,719	$20,772

Capital Expenditures
Operating properties	$1,896	$2,141	$7,972	$5,856

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

17.	Variable Interest Entities

Consolidated Variable Interest Entities

Consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Trust has identified two consolidated variable interest entities.

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments - The Trust has reviewed its various equity method and preferred equity investments and identified 11 investments for which the Trust holds a variable interest in a VIE. Of these 11 interests there are eight investments for which the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There are three additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the equity holders are not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These 11 unconsolidated joint ventures are those where the Trust is not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities - The Trust has reviewed its loans receivable and loan securities and five of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support.

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

18.	Subsequent Events

Newbury Refinance - On October 2, 2012 the Trust refinanced the first mortgage debt on its Meriden, Connecticut property, Newbury Village Apartments, (“Newbury”). The principal amount of the new loan is $21,000,000, bears interest at 3.95% per annum and matures on October 2, 2022. The loan requires payments of interest only for 24 months followed by principal and interest payments for the remaining term. After settlement expenses and repayments on the existing debt the transaction generated net proceeds of approximately $7,308,000.

Arboretum – On October 2, 2012 the Trust fully satisfied its mortgage loan payable of $1,657,000 collateralized by the Lisle, Illinois property referred to as 701 Arboretum.

Cerritos – On October 4, 2012 the Trust purchased from an affiliate of FUR Advisors for $75,000 (the affiliate’s cost) a 100% membership interest in the entity that holds fee simple title to a nine story, 187,000 square foot, 53% occupied, Class B office building located 20 miles south of Los Angeles in Cerritos, California. In addition, the Trust funded a $1,500,000 leasing reserve and a $375,000 loan restructuring fee as part of the transaction. Concurrently with the acquisition of the property, the Trust entered into a modification agreement with the first mortgage lender pursuant to which the loan was split into a $23,000,000 A Note and a $14,500,000 B Note. The A Note bears interest at 5.0691% per annum and requires payments of interest only. The B Note bears interest at 6.6996% per annum and requires monthly payments of approximately $12,000 with the balance of the interest accruing. In connection with the modification, after payment of required monthly debt service on the A Note and the B Note, the Trust is entitled to receive from property cash flow a 9.0% return on any additional funding to the property (including the $1,500,000 leasing reserve). With respect to a capital transaction, all net proceeds go first to satisfy the A Note, second to the Trust until it receives a return of its additional funding to the property plus its 9.0% return thereon, third 50-50 to the Trust and the first mortgage lender until the principal amount of the B Note and accrued interest thereon is fully satisfied and fourth to the Trust. The allocation of the purchase price is not yet finalized.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Broward Financial Center Loan - On October 9, 2012 the Trust’s loan asset collateralized by Broward Financial Center in Fort Lauderdale, Florida, was repaid in full by the borrower. The Trust received $30,000,000 in cash proceeds from this loan which was originally purchased at par. No gain or loss was recognized by the Trust upon the repayment of the loan.

701 Seventh Avenue - On October 16, 2012, the Trust entered into joint venture to acquire and redevelop a 120,000 square feet property and associated air rights located at 701 Seventh Avenue in New York City. The property is on the northeast corner of Seventh Avenue and 47th Street in Times Square. The proposed redevelopment will include an expansion of the retail space to approximately 80,000 square feet, installing an approximately 22,000 square foot state of the art LED sign, and potential development of a hotel. Winthrop has committed to invest up to $68,000,000 on a preferred equity basis with an initial contribution of approximately $29,000,000.

Cedar Realty Trust – On October 18, 2012, the Trust sold 3,250,000 of its 6,250,716 common shares in Cedar Realty Trust (“Cedar”) in a block trade for net proceeds of approximately $17,160,000. Accordingly, the Trust now holds 3,000,716 shares of common stock in Cedar.

Share Repurchase - On November 1, 2012 the Trust’s Board of Trustees has approved a share repurchase plan pursuant to which the Trust will be permitted to repurchase up to 1,500,000 of its outstanding Common Shares at prices to be determined by the Board of Trustees.

Lake Brandt - On November 2, 2012, a wholly-owned subsidiary of the Trust acquired a 284 unit multi-family property for an aggregate purchase price of $17,500,000. The property, which is located in Greensboro, North Carolina, is presently 96% occupied. In connection with this acquisition, the subsidiary assumed the existing $13,600,000 non-recourse mortgage loan which bears interest at 6.22% per annum, matures on August 1, 2016 and requires payments of interest only. The allocation of the purchase price is not yet finalized.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our unaudited consolidated financial statements and footnotes thereto for the three and nine months ended September 30, 2012 as compared with the three and nine months ended September 30, 2011. These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

We believe that the economic recovery while slow will continue throughout 2012 and 2013 with gradually increasing rental demand across most asset classes in most major markets. We also believe that lenders will continue to take advantage of their improved balance sheets by accelerating the disposition of their real estate related assets, both debt and real property. Accordingly, we anticipate no diminishment in value opportunities for investing in 2012 and 2013, and we believe that new investments in loan assets as well as preferred equity will continue to provide the most opportunity.

Additionally, to the extent we believe that our Common Share price is not reflective of value, we will seek to repurchase our Common Shares pursuant to a share repurchase program approved by our Board of Trustees which authorizes the repurchase of up to 1,500,000 Common Shares.

During the third quarter of 2012 we invested $31,730,000. See Item 1, Note 4 for a description of our acquisitions. In light of the favorable investing environment, we supplemented our cash reserves with $77,715,000 of net proceeds from our offering of 9.25% Series D Cumulative Redeemable Preferred Shares, which we refer to as our Series D Preferred Shares, in March 2012, and with $83,228,000 in net proceeds from our issuance of 7.75% Senior Notes Payable. Additionally, during the third quarter of 2012 we received $52,551,000 from loan repayments and return of capital distributions from our equity investments. See additional details in our “Liquidity and Capital Resources” section below.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

We often acquire assets through joint ventures which allow us to employ third party co-investment capital to maximize diversification of risk and reduce capital concentration while our joint venture partners are able draw on the experienced skill sets we bring to bear on debt restructuring. Our most notable joint venture investments made in 2012 include our investment in the Sullivan Center property in Chicago, Illinois and our recently completed venture with respect to 701 Seventh Avenue in the Times Square area of New York City.

Loan Assets

Our investment strategy in 2012 has and will continue to focus heavily on our loan asset segment which we believe in the current environment will generate the greatest overall return to us.

All of our loans are currently performing in accordance with their terms. During the quarter ended September 30, 2012 we invested approximately $31,730,000 in new loan acquisitions. For a description of our loan assets acquired during the quarter see Item 1. Financial Statements, Note 4.

During the quarter ended September 30, 2012, repayments from expiring maturities on loan assets provided cash proceeds of approximately $53,122,000. These included our loan held by our ROIC-Riverside joint venture acquired and repaid at par value and our SoCal joint venture for which we received approximately $38,407,000 with respect to our $29,800,000 investment acquired in November 2011. Additionally, subsequent to the quarter ended September 30, 2012, our Broward Financial Center loan receivable was repaid providing approximately $30,000,000 in cash proceeds received.

Operating Properties

In addition to the opportunities captured in our loan asset segment, we are experiencing growth in our operating properties portfolio. This growth can also be attributed to distressed loans as lenders seek to divest of real estate on which they previously foreclosed or loans which have a maturity default under which we are able to foreclose and take ownership of the property. For instance, our recently acquired Memphis, Tennessee residential property, Waterford Place, was acquired from a lender who had previously foreclosed on the property.

Subsequent to the quarter ended September 30, 2012, we acquired a 284 unit, multi-family property in Greensboro, North Carolina, and the ownership interest in an entity that owns a 187,000 square foot office building in Cerritos, California, and we entered into a joint venture that acquired the property located at 701 Seventh Avenue in New York, New York. These investments are consistent with our strategy to investment in operating properties that we believe are undervalued, present an opportunity to outperform the marketplace while providing recurring current or potentially recurring cash flow, or can provide superior returns through an infusion of capital and/or improved management.

Consolidated Operating Properties

During the third quarter of 2012 we saw increases in our operating income from our operating properties as a result of favorable operating results from same store properties, that is, properties held during both three month periods, complemented by our new store property operating results. As of September 30, 2012 our consolidated properties were approximately 90.7% leased compared to approximately 89.6% leased at September 30, 2011.

Leasing Activity

Crossroads I – On September 5, 2012 we executed a new lease with Hitachi Data Systems at our Crossroads I office property for 53,000 square feet representing 45% of the rentable square footage of the property expiring in 2024. The annual rent is $945,000 commencing in March 2014 increasing 4% annually for five years and increasing 3% annually until its expiration.

Westheimer – On September 17, 2012, 5400 Westheimer Limited Partnership, a partially owned consolidated entity, executed a lease amendment with the existing net lease tenant, Spectra Energy, which leases the entire 614,000 square foot premises. The initial lease was signed in 2004 and was scheduled to expire April 30, 2018. The new lease extends the lease through April 30, 2026. The Westheimer property is encumbered by a mortgage with a maturity date of April 2016. Negotiated annual lease payments on the modified lease remain unchanged through the maturity date of the mortgage debt, then the base rent decreases to $4,260,000 annually, subject to annual increases thereafter.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Amherst – In September 2012, we entered into a letter of intent with Ingram Micro, our tenant occupying 200,000 square feet of office space in Amherst, New York, to extend their lease through 2023 upon expiration of their existing net lease. The extension terms are in the process of being finalized.

Disposition Activity

We sold our Memphis, Tennessee retail property and our Circle Tower property during the quarter ended September 30, 2012. Results of operations for these properties were classified as discontinued operations for all periods presented. Inclusive of gains and impairment adjustments we recognized a loss of $188,000 and $59,000 for the three and nine months ended September 30, 2012, respectively.

We continue to review our portfolio to divest investments as they mature in value to the point where we may be unlikely to achieve better than market returns and redeploy capital to what we believe to be higher yielding opportunities.

Equity Investments

Vintage Housing - During the three and nine months ended September 30, 2012, the Trust recorded net income from its investment in Vintage Housing of $1,391,000 and $2,326,000, respectively and received cash distributions of $1,452,000 and $4,159,000, respectively. The Vintage properties were 96% occupied at August 31, 2012. The Trust has elected a one month lag period in which it recognizes the equity earnings in arrears.

Sullivan Center - During the first quarter of 2012 we increased our equity investment operating property portfolio with our investment in Sullivan Center, a 942,000 square foot, office and retail property in downtown Chicago. Our contribution of $24,201,000 represents a 50% interest in (i) a $47,458,000 mezzanine loan collateralized by the borrower’s equity in the property and (ii) a 65% future profits participation. The Sullivan Center was 83% leased at August 31, 2012.

Sealy - Two of the investment properties are located in Atlanta, Georgia, (Northwest Business Park and Newmarket), which had occupancies, inclusive of leases signed not yet commenced, of 72% and 50% respectively, at September 30, 2012 as compared to occupancy of 77% and 52%, respectively at December 31, 2011. The third Sealy investment is located in Nashville, Tennessee and was 86% and 83% occupied at September 30, 2012 and December 31, 2011, respectively.

The loans secured by the Newmarket property and the Nashville, Tennessee property continue to be in special servicing. We, together with our venture partner, are attempting to negotiate a restructuring of the debt with the special servicers. There can be no assurance that a restructuring of the loans will be accomplished.

Marc Realty - As of September 30, 2012, we held equity interests in five properties with Marc Realty which consist of an aggregate of approximately 894,000 rentable square feet of office and retail space which was 80% occupied at September 30, 2012 as compared to 79% occupied at December 31, 2011.

REIT Securities

On October 18, 2012 we sold 52% of our holding of shares of Cedar Realty Trust in a block sale at a price of $5.28 per share. We now hold 3,000,716 shares of common stock of Cedar Realty Trust Inc.

As of September 30, 2012 our portfolio of REIT securities had a fair value of $37,191,000 compared to an original acquisition cost of $26,775,000.

Liquidity and Capital Resources

At September 30, 2012, we held $159,251,000 in unrestricted cash and cash equivalents. In addition, as of September 30, 2012 we had, subject to covenant compliance, $50,000,000 available to draw on our revolving line of credit and $37,191,000 in REIT securities.

We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are unable to reinvest all of our operating cash flow and are dependent on raising capital through equity and debt issuances or forming ventures with investors to obtain funds with which to expand our business. Accordingly, we anticipate that capital with which to make future investment and financing activities will be provided from return of capital received from proceeds from loan maturities and prepayment, borrowings, the issuance of additional equity and debt securities, as well as proceeds from sales of existing assets.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

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

Contractual Obligations

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

On August 15, 2012 we closed on an underwritten public offering of $75,000,000 of our 7.75% Senior Notes due 2022 (the “Notes”) at an issue price of 100% of par value. We received net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses, of approximately $72,315,000. We are required to pay quarterly interest on the Notes commencing November 15, 2012, and we may redeem the Notes, in whole or in part, at any time or from time to time on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.

On August 23, 2012 the underwriters elected to exercise in full the over-allotment option for the Notes. The closing of the issuance of the additional Notes occurred on August 24, 2012, and we received net proceeds of $10,913,000.

Debt Maturities

At September 30, 2012, our balance sheet contains mortgage loans payable of $238,097,000. We have no mortgage debt maturing in 2012, $15,343,000 maturing in 2013 and $34,478,000 maturing in 2014 with the remainder maturing in 2015 or later. In October 2012, we satisfied $15,247,000 of the debt that was scheduled to mature in 2014. We have a $50,000,000 revolving line of credit which matures in March 2014 with an option to extend to March 2015. On September 30, 2012, we had no borrowing outstanding on the line. We continually evaluate our debt maturities and except as noted above on our Sealy equity investments, based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Net Operating Loss Carry Forwards

The utilization of a majority of our net operating loss carry forward in 2011 will limit our ability to shelter ordinary taxable income in the future which may require us to distribute funds and reduce cash available for reinvestment on a going forward basis. We have capital loss carry forwards of $43,440,000 which expire from 2014 through 2015.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $118,299,000 from $40,952,000 at December 31, 2011 to $159,251,000 at September 30, 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Our cash flow activities for the nine months ended September 30, 2012 and 2011 are summarized as follows (in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Net cash flow provided by operating activities	$37,712	$29,659
Net cash flow used in investing activities	(22,205)	(10,127)
Net cash flow provided by financing activities	102,792	1,988

Increase in cash and cash equivalents	$118,299	$21,520

Operating Activities

For the nine months ended September 30, 2012, our operating activities generated consolidated net income of $26,284,000 and positive cash flow of $37,712,000. Our cash provided by operations reflects our net income adjusted by: (i) a reduction for non-cash items of $17,057,000 representing primarily earnings of equity investments, current period loan discount accretion and unrealized gains on securities carried at fair value offset by adding back depreciation and amortization expenses; (ii) an increase of $14,065,000 for discount accretion received in cash; (iii) $17,194,000 of distributions from non-consolidated interests; and (iv) a net decrease due to changes in other operating assets and liabilities of $2,774,000. See our discussion of “Results of Operations” below for additional details on our operations.

Investing Activities

Cash flow used in investing activities for the nine months ended September 30, 2012 was approximately $22,205,000 as compared to approximately $10,127,000 for the comparable period in 2011. This change of approximately $12,078,000 resulted primarily from investing activity resulting from the favorable investment environment.

Net cash used in investing activities of $22,205,000 for the nine months ended September 30, 2012 was comprised primarily of the following:

•	$30,000,000 for the acquisition of the Broward loan receivable;

•	$21,473,000 for the acquisition of our Memphis, Tennessee (Waterford) Property;

•	$20,696,000 from the acquisition of four B-Notes;

•	$14,051,000 for investment in our WRT-Elad joint venture;

•	$11,753,000 for three new loan originations;

•	$10,915,000 for investment in our 10 Metrotech joint venture;

•	$8,036,000 for investment in our WRT-Stamford loan joint venture;

•	$8,502,000 for investment in capital and tenant improvements at our operating properties;

•	$7,000,000 for the acquisition of Lexington Realty Trust’s investment in Concord;

•	$6,029,000 for investment in our Vintage Housing Holding joint venture;

•	$5,654,000 for purchases of REIT securities carried at fair value;

•	$2,521,000 for the acquisition of our Mentor loan receivable; and

•	$1,289,000 for investment in our Marc Realty equity investments;

These uses of cash flow were offset primarily by:

•	$72,342,000 in return of capital distributions from our SoCal Office Portfolio Loan equity investment;

•	$37,126,000 in collection of loans receivable;

•	$7,800,000 in return of capital distributions from our ROIC-Riverside equity investment;

•	$7,024,000 in proceeds from the sale of our Circle Tower and Kroger – Memphis real estate investments;

•	$4,614,000 in proceeds from the sale of securities carried at fair value; and

•	$2,297,000 in proceeds from the sale of one of our Marc Realty investments and our FII Co-invest investment.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Financing Activities

Cash flow provided by financing activities for the nine months ended September 30, 2012 was approximately $102,792,000 as compared to cash flow provided by financing activities of approximately $1,988,000 for the comparable period in 2011. This change of approximately $100,804,000 resulted primarily from proceeds from the issuance of preferred shares, the issuance of senior debt and lower principal payments of our mortgage loans payable.

Net cash provided by financing activities of $102,792,000 for the nine months ended September 30, 2012 was comprised primarily of the following:

•	$86,250,000 in proceeds from the issuance of Senior Notes Payable;

•	$77,572,000 in proceeds from the issuance of Series D Preferred Shares;

•	$3,500,000 paid to us in exchange for an interest in our consolidated SoCal Office joint venture;

•	$2,397,000 in advances on our 450 W 14th Street property mortgage loan payable; and

•	$13,500,000 in proceeds from a new mortgage loan payable on our Memphis, Tennessee property.

These sources of cash flow were offset primarily by:

•	$40,000,000 for payments on our revolving line of credit;

•	$16,113,000 for dividend payments on our Common Shares;

•	$8,740,000 for mortgage loan repayments;

•	$3,766,000 for deferred financing costs;

•	$3,712,000 for dividend payments on our Series D Preferred Shares;

•	$400,000 for the acquisition of non-controlling interests on our Deer Valley property; and

•	$6,115,000 for distribution to non-controlling interests, primarily for our SoCal office joint venture.

Future Cash Commitments

Future Funding Requirements

We have future funding requirements relating to our 450 W 14th Street property and our Churchill, Pennsylvania property which total approximately $290,000 at September 30, 2012.

Common Share Dividends

In paying dividends we seek to have our quarterly dividends track cash flow from operations. As a result of our emphasis on total return, while we seek to achieve a stable, predictable dividend for our shareholders, we do not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return. While we intend to continue paying dividends each quarter, the amount of our dividend will depend on the actual cash flow, financial condition, capital requirements, utilization of available capital losses, distribution requirements for REITs under the Internal Revenue Code, and such other factors as our Board of Trustees deem relevant. Subject to the foregoing, we expect to continue distributing our current cash flow from operations after reserving normal and customary amounts to maintain adequate capital reserves. In addition, when deemed prudent or necessitated by applicable dividend requirements for REITs under the Internal Revenue Code, we may make one or more special dividends during any particular year. However, during a favorable investing environment, we expect that we will utilize our carry forward capital losses to shelter gains from the disposition of our assets so we may use the proceeds for investment. We expect to continue applying these standards with respect to our dividends on a quarterly basis which may cause the dividends to increase or decrease depending on these various factors.

During 2012 we paid a quarterly dividend of $0.1625 per Common Share for each of the first, second and third quarters of 2012. We paid a regular quarterly dividend of $0.578125 per Series D Preferred Share in each of the first, second and third quarters of 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

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

Results of Operations

All per share amounts presented in this section are on a diluted basis. Net income attributable to Common Shares was $20,221,000 or $0.61 per Common Share for the nine months ended September 30, 2012 as compared with net income of $20,596,000 or $0.67 per Common Share for the nine months ended September 30, 2011. Funds From Operations (FFO) attributable to Common Shares was $41,334,000 or $1.25 per Common Share for the nine months ended September 30, 2012 as compared to FFO of $42,266,000 or $1.37 per Common Share for the nine months ended September 30, 2011. The decrease in per Common Share amounts is directly attributable to the effect of the dividend payable on the Series D preferred shares issued in November 2011 and March 2012 as well as an increase in weighted average Common Shares outstanding during 2012 as a result of our public offering in April 2011.

Net income attributable to Common Shares was $12,322,000 or $0.37 per Common Share for the three months ended September 30, 2012 as compared with net income for the three months ended September 30, 2011 of $9,769,000 or $0.30 per Common Share. FFO attributable to Common Shares was $19,259,000 or $0.58 per Common Share for the three months ended September 30, 2012, as compared to FFO of $17,985,000 or $0.55 per Common Share for the three months ended September 30, 2011.

Our results are discussed below by business segment:

•	Operating Properties – our wholly and partially owned operating properties;

•	Loan Assets – our loans receivable, loan securities carried at fair value, and equity investments in loan assets;

•	REIT Securities – our ownership of equity and debt securities in other real estate investment trusts; and

•	Corporate – non-segment specific results which includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our assets by business segment (in thousands):

	September 30, 2012	December 31, 2011
Operating properties	$487,667	$442,209
Loan assets	175,961	217,174
REIT securities	37,191	28,856
Corporate
Cash and cash equivalents	159,251	40,952
Restricted cash	2,787	3,914
Accounts receivable and prepaids	888	510
Deferred financing costs	3,192	318

Total Assets	$866,937	$733,933

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

The decrease in loan assets was due primarily to the $83,736,000 in return of capital distributions received primarily from our SoCal office loan equity investment, the repayment in full of our Magazine and 160 Spear loans receivable and the conversion of the 180 North Michigan property. These decreases were offset by loan acquisitions of $53,217,000 and loan originations totaling $11,753,000.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

The increase in REIT securities assets was primarily the result of additional purchases and an increase in the fair market value of our Cedar shares.

Comparison of Nine Months ended September 30, 2012 versus Nine Months ended September 30, 2011

The following table summarizes our results from continuing operations by business segment for the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Operating properties	$1,670	$1,824
Loan assets	26,963	28,451
REIT securities	8,199	(5)
Corporate expenses	(10,489)	(8,789)

Income from continuing operations	$26,343	$21,481

Operating Properties

The following table summarizes our results from continuing operations for our operating properties business segment for the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Rents and reimbursements	$38,225	$31,696
Operating expenses	(11,535)	(10,856)
Real estate taxes	(3,481)	(3,360)
Equity in loss of Marc Realty investments	(132)	(319)
Equity in income (loss) of Sealy Northwest Atlanta	(273)	4,422
Equity in loss of Sealy Airpark Nashville	—	(728)
Equity in loss of Sealy Newmarket	(2,171)	(1,816)
Equity in income of Vintage	2,326	424
Equity in income of WRT-Elad	458	—

Operating income	23,417	19,463
Depreciation and amortization expense	(12,872)	(9,751)
Interest expense	(9,272)	(9,809)
Gain on extinguishment of debt	—	8,514
Impairment loss on Sealy equity investment	—	(3,800)
Impairment loss on investment in real estate	—	(3,000)
Gain on sale of equity investment	397	207

Operating properties net income (loss)	$1,670	$1,824

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items and including our share of income or loss from equity investments increased by $3,954,000 compared to the prior year period.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Nine Months Ended September 30,
	2012	2011
Rents and reimbursements
Same store properties	$32,091	$31,696
New store properties	6,134	—

	38,225	31,696

Operating expenses
Same store properties	7,858	10,856
New store properties	3,677	—

	11,535	10,856

Real estate taxes
Same store properties	2,849	3,360
New store properties	632	—

	3,481	3,360

Consolidated operating properties operating income
Same store properties	21,384	17,480
New store properties	1,825	—

	$23,209	$17,480

The increase in operating income for our same store properties was primarily the result of a decrease in operating expenses of $2,998,000 and a decrease in real estate taxes of $511,000.

•	Rental revenues increased by $6,529,000 due to new store revenues of $6,134,000, while same store revenues increased by $395,000. The increase in same store revenue was the result of:

•	Lease termination income of $785,000 from a 55,000 square foot tenant at our Chicago, Illinois property known as River City, which tenant terminated the lease effective August 2012;

•	Increased average occupancy at our property located in Deer Valley, Arizona from 63% to 90%;

•	Increased average occupancy at our property known as Crossroads II located in Englewood, Colorado from 56% to 80%;

•	Increased average occupancy at our property known as 550/650 Corporetum located in Lisle, Illinois from 56% to 72%.

Which were partially offset by declines from:

•	The partial sale of our Churchill, Pennsylvania property which occurred May 14, 2012;

•

An amendment to the lease terms for Spectra Energy at 5400 Westheimer located in Houston, Texas. The modified lease reduces the average annual contractual obligation but extends the term of the lease through April 30, 2026;

•	A decrease in average occupancy at 701 Arboretum located in Lisle, Illinois from 58% to 17%;

•	Parking revenue at our One East Erie property located in Chicago, Illinois resulting from spaces taken out of service due to a restoration project.

•

Operating expenses increased by $679,000 due to expenses at our new store properties of $3,677,000. Same store operating expenses decreased by $2,998,000 due primarily to a decrease in expenses of $2,524,000 at our Churchill, Pennsylvania property and $522,000 at our Chicago, Illinois (River City) property;

•

Real estate tax expense remained relatively constant. Real estate tax of $632,000 at our new store properties was offset by a decrease of $511,000 at our same store properties. The reduction at our same store properties was primarily due to lower taxes at our Churchill, Pennsylvania and Chicago, Illinois (River City) properties while we experienced increased taxes due to a revaluation at our Meriden, Connecticut property.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Depreciation and amortization expense increased by $3,121,000 in 2012 primarily as a result of our new store properties. Interest expenses related to our operating properties decreased by $537,000 primarily as a result of refinancing our Meriden, Connecticut property and our Lisle, Illinois properties which resulted in decreased interest expense of $1,470,000. These decreases were partially offset by interest expense of $1,426,000 at our new store property located in New York, New York.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $208,000 for the nine months ended September 30, 2012 compared to net loss of $1,817,000 for the nine months ended September 30, 2011. The increase was due primarily to:

•	Operating loss from our Marc Realty investments decreased by $187,000 primarily as a result of the conversion of 180 North Michigan from a preferred equity investment to an equity investment.

•	Operating income from our Vintage portfolio increased $1,902,000 primarily as a result of the acquisition of additional interests on June 24, 2011.

•	Operating income from our WRT-Elad investment which closed February 3, 2012 was $458,000 for the nine months ended September 30, 2012.

Partially offset by:

•

Operating income from our Sealy Northwest Atlanta investment decreased by $4,695,000 resulting in operating loss due primarily to the discounted payoff of the first mortgage loan in June 2011. The discounted payoff resulted in an allocation of cancellation of debt income to us of approximately $5,522,000.

•

Operating loss from our Sealy Newmarket investment increased by $355,000 due primarily to additional interest expense allocated to us in 2012 as a result of the accrual of default interest on the first mortgage loan while it is in special servicing. Rental revenues were also lower at this property during the first nine months of 2012 as a result of the loss of a significant tenant in April 2011.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Loan Assets

The following table summarizes our results from our loan assets business segment for the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Interest	$8,130	$8,440
Discount accretion	5,984	11,167
Equity in earnings of preferred equity investment in Marc Realty	—	253
Equity in earnings of preferred equity in 450 W 14th Street	—	245
Equity in earnings of LW SOFI	—	1,117
Equity in earnings of ROIC-Riverside LLC	706	702
Equity in loss of WRT-46th Street Gotham LLC	—	621
Equity in earnings (loss) of ROIC-Lakeside Eagle LLC	(32)	666
Equity in earnings of Concord Debt Holdings	386	2,721
Equity in earnings of CDH CDO	670	—
Equity in earnings of Concord Debt Holdings (1)	30	—
Equity in earnings of CDH CDO (1)	1,333	—
Earnings of Lex-Win Concord	—	307
Equity in earnings of WRT-Stamford	548	—
Equity in earnings of SoCal Office Portfolio Loan	9,710	—
Equity in earnings of 10 Metrotech	31	—
Equity in earnings of Mentor	18	—
Equity in earnings of RE CDO Management	46	23
Unrealized gain on loan securities carried at fair value	447	2,772

Operating income	28,007	29,034
General and administrative expense	(40)	(58)
Interest expense	(1,004)	(525)

Loan assets net income	$26,963	$28,451

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative and interest expense, decreased by $1,027,000 as compared to the prior year period. The decrease was due primarily to:

•	a $2,325,000 decrease in unrealized gain on loan securities carried at fair value;

•

a $5,183,000 decrease in discount accretion due primarily to the repayment of our Metropolitan Tower and Beverly Hilton loans in 2011 which was partially offset by an increase related to our 160 Spear and Magazine loans in May 2012; and

•	a $310,000 decrease in interest income due primarily to the repayment of loans

Partially offset by:

•

a $6,791,000 increase in net earnings from our equity investment loan assets primarily due to earnings of $9,710,000 on our SoCal office portfolio loan investment which resulted from the payoff of the underlying loan asset at par.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

REIT Securities

The following table summarizes our results from our REIT securities business segment for the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Interest and dividends	$904	$662
Gain on sale of securities carried at fair value	41	131
Unrealized gain (loss) on securities carried at fair value	7,254	(798)

REIT securities net operating income (loss)	$8,199	$(5)

Operating income (loss) from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, increased by $8,204,000 as compared to the prior year period. The increase was primarily due to an $8,052,000 increase in unrealized gain on securities carried at fair value primarily as a result of a change in the value of our shares of Cedar acquired subsequent to September 30, 2011.

Corporate

The following table summarizes our results from our corporate business segment for the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Interest income	$433	$1,007
General and administrative	(9,048)	(7,758)
Interest expense	(1,326)	(1,592)
Transaction costs	(335)	(358)
State and local taxes	(213)	(88)

Operating loss	$(10,489)	$(8,789)

The decrease in corporate operations for the comparable periods was due primarily to a $1,290,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $959,000 as a result of an increase in the outstanding equity that is subject to the fee and a $423,000 increase in accounting fees which is the result of significant transaction activity.

State income taxes were $213,000 and $88,000 for the nine months ended September 30, 2012 and 2011, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Comparison of Three Months ended September 30, 2012 versus Three Months ended September 30, 2011

The following table summarizes our results from continuing operations by business segment for the three months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Operating properties	$1,360	$4,964
Loan assets	15,340	9,033
REIT securities	3,425	(875)
Corporate expenses	(3,890)	(2,860)

Income from continuing operations	$16,235	$10,262

Operating Properties

The following table summarizes our results from continuing operations for our operating properties business segment for the three months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Rents and reimbursements	$13,335	$10,370
Operating expenses	(3,624)	(3,272)
Real estate taxes	(1,268)	(1,079)
Equity in income (loss) of Marc Realty investments	212	(199)
Equity in income (loss) of Sealy Northwest Atlanta	(109)	(119)
Equity in loss of Sealy Airpark Nashville	—	(275)
Equity in loss of Sealy Newmarket	(704)	(672)
Equity in income of Vintage	1,392	424
Equity in loss of WRT-Elad	(57)	—

Operating income	9,177	5,178
Depreciation and amortization expense	(4,842)	(3,111)
Interest expense	(3,140)	(2,824)
Gain on extinguishment of debt	—	8,514
Impairment loss on investments in real estate	—	(3,000)
Gain on sale of equity investment	165	207

Operating properties net income (loss)	$1,360	$4,964

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items and including our share of income or loss from equity investments increased by $3,999,000 compared to the prior year period.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Three Months Ended September 30,
	2012	2011
Rents and reimbursements
Same store properties	$10,808	$10,370
New store properties	2,527	—

	13,335	10,370

Operating expenses
Same store properties	2,282	3,272
New store properties	1,342	—

	3,624	3,272

Real estate taxes
Same store properties	911	1,079
New store properties	357	—

	1,268	1,079

Consolidated operating properties operating income
Same store properties	7,615	6,019
New store properties	828	—

	$8,443	$6,019

The increase in operating income for our same store properties was primarily the result of a decrease in operating expenses of $990,000 and an increase in rents and reimbursements of $438,000.

•	Rental revenues increased due to new store revenues of $2,527,000, while same store revenues increased by $438,000. The increase in same store revenue was primarily the result of:

•	Termination income of $785,000 from a 55,000 square foot tenant at our Chicago, Illinois property known as River City, which tenant terminated the lease effective August 2012;

•	Increased average occupancy at our property located in Deer Valley, Arizona from 67% to 96%;

•	Increased average occupancy at our property known as 550/650 Corporetum located in Lisle, Illinois from 57% to 76%;

•	Increased average occupancy at our property known as Crossroads II located in Englewood, Colorado from 57% to 89%.

Which were partially offset by declines from:

•	The partial sale of our Churchill, Pennsylvania property which occurred May 14, 2012.

•

An amendment to the lease terms for Spectra Energy at 5400 Westheimer located in Houston, Texas. The modified lease reduces the average annual contractual obligation but extends the term of the lease through April 30, 2026.

•	Parking revenue at our One East Erie property located in Chicago, Illinois resulting from spaces taken out of service due to a restoration project.

•

A decrease in occupancy at our Crossroads I property located in Englewood, Colorado as we strategically prepared for the new lease with Hitachi Data Systems for 53,000 square feet commencing March 2013.

•

Operating expenses increased due to expenses at our new store properties of $1,342,000. Same store operating expenses decreased by $990,000 due primarily to a decrease in expenses of $687,000 at our Churchill, Pennsylvania property and a decrease in expenses of $192,000 at our Chicago, Illinois (River City) property; and

•

Real estate tax expense remained relatively constant. Real estate tax of $357,000 at our new store property was offset by a decrease of $168,000 at our same store properties. The reduction at our same store properties was primarily due to lower taxes at our Churchill, Pennsylvania and Chicago, Illinois (River City) properties while we incurred higher taxes due to a revaluation at our Meriden, Connecticut property.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Depreciation and amortization expense increased by $1,731,000 in 2012 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $316,000 primarily as a result of interest expense of $589,000 at our new store properties located in New York, New York and Memphis, Tennessee. These increases were partially offset by refinancing our Meriden, Connecticut and Lisle, Illinois properties which resulted in decreased interest expense of $145,000.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $734,000 for the three months ended September 30, 2012 compared to a net loss of $841,000 for the three months ended September 30, 2011. The increase was due primarily to:

•	Operating income from our Marc Realty investments increased by $411,000 primarily as a result of the conversion of 180 North Michigan from a preferred equity investment to an equity investment;

•	Operating income from our Vintage portfolio increased $968,000 primarily due to a decrease in amortization expense; and

•	Operating loss from our Sealy Airpark Nashville investment decreased $275,000 as a result of carrying the investment at zero.

Partially offset by:

•	Operating loss from our Sealy Newmarket investment increased by $32,000 due primarily to additional interest expense allocated to us in 2012; and

•	Operating loss from our WRT-Elad investment was $57,000 for the three months ended September 30, 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Loan Assets

The following table summarizes our results from our loan assets business segment for the three months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Interest	$2,985	$3,043
Discount accretion	425	2,374
Equity in earnings of preferred equity investment in Marc Realty	—	85
Equity in earnings on preferred equity investment in 450 W 14th St.	—	172
Equity in earnings of LW SOFI	—	855
Equity in earnings of ROIC-Riverside LLC	238	234
Equity in loss of WRT-46th Street Gotham LLC	—	—
Equity in loss of ROIC-Lakeside Eagle LLC	(16)	—
Equity in earnings of Concord Debt Holdings	35	2,500
Equity in earnings of CDH CDO	136	—
Equity in earnings of Concord Debt Holdings (1)	2	—
Equity in earnings of CDH CDO (1)	855	—
Equity of Lex-Win Concord	—	49
Equity in earnings of WRT-Stamford	232	—
Equity in earnings of SoCal Office Portfolio Loan	10,348	—
Equity in earnings of RE CDO Management	18	23
Equity in earnings of 10 Metrotech	50	—
Equity in earnings of Mentor	12	—
Unrealized gain (loss) on loan securities carried at fair value	371	(75)

Operating income	15,691	9,260
General and administrative expense	(15)	(43)
Interest expense	(336)	(184)

Loan assets net income	$15,340	$9,033

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative and interest expense, increased by $6,431,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase was due primarily to:

•	a $446,000 increase in unrealized gain on loan securities carried at fair value recognized in the three months ended September 30, 2012; and

•

an increase in net earnings from our equity investment loan assets of $7,992,000 for the three months ended September 30, 2012 due primarily to earnings of $10,348,000 on our SoCal office portfolio loan investment which resulted from the payoff of the underlying loan asset at par.

Partially offset by:

•	a $1,949,000 decrease in discount accretion due primarily to the full repayment of several loan assets in 2011 and early 2012 that had been acquired at a discount.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

REIT Securities

The following table summarizes our results from our REIT securities business segment for the three months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Interest and dividends	$312	$86
Unrealized gain (loss) on securities carried at fair value	3,113	(961)

REIT securities operating income (loss)	$3,425	$(875)

Operating income (loss) from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, increased by $4,300,000 as compared to the prior year period. The increase was primarily due to a $4,074,000 increase in unrealized gain on securities carried at fair value primarily as a result of a change in the value of our shares of Cedar acquired subsequent to the quarter ended September 30, 2011.

Corporate

The following table summarizes our results from our corporate business segment for the three months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Interest income	$242	$472
General and administrative	(3,083)	(2,648)
Interest expense	(954)	(472)
Transaction costs	(30)	(201)
State and local taxes	(65)	(11)

Operating loss	$(3,890)	$(2,860)

The decrease in corporate operations for the comparable periods was due primarily to a $435,000 increase in general and administrative expenses due primarily to an increase in the base management fee of $319,000 as a result of an increase in the outstanding equity that is subject to the fee and a $78,000 increase in accounting fees which is the result of transaction activity.

Corporate interest expense for the three months ended September 30, 2012 included $836,000 of interest expense on our recently issued Senior Notes Payable.

State income taxes were $65,000 and $11,000 for the three months ended September 30, 2012 and 2011, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Off-Balance Sheet Arrangements

Through our investment in WRT-Elad One South State Equity LP, we have a 50% interest in an entity that holds $198,245,000 in total assets. These assets include real estate that collateralizes the $108,336,000 third party debt that matures on February 9, 2015.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

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

Based on the October 31, 2011 and January 6, 2012 updated guidance on reporting FFO, we have excluded impairment losses on depreciable real estate as well as other-than-temporary impairment on real estate equity method joint ventures in the calculations of FFO and have restated prior period calculations to be consistent with this presentation. The other-than-temporary impairments have been excluded as they relate to decreases in the fair value of depreciable real estate held by the investee.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

The following presents a reconciliation of net income to funds from operations for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic
Net income attributable to Winthrop Realty Trust	$15,108	$9,846	$26,719	$20,772
Real estate depreciation	2,903	2,094	8,165	6,298
Amortization of capitalized leasing costs	2,169	1,092	5,106	3,683
Trust’s share of real estate depreciation and amortization of unconsolidated interests	2,976	2,996	10,630	7,635
(Gain) loss on sale of real estate	(945)	58	(945)	58
(Gain) on sale of equity investments	(165)	—	(397)	—
Impairment loss on investments in real estate	698	3,000	698	3,000
Impairment loss on equity investments	—	—	—	3,800
Less: Non-controlling interest share of depreciation and amortization	(699)	(790)	(2,144)	(2,371)

Funds from operations attributable to the Trust	22,045	18,296	47,832	42,875
Preferred dividend of Series C Preferred Shares	—	(59)	—	(176)
Preferred dividend of Series D Preferred Shares	(2,786)	—	(6,498)	—
Allocation of earnings to Series B-1 Preferred Shares	—	(170)	—	(257)
Allocation of earnings to Series C Preferred Shares	—	(82)	—	(176)

FFO applicable to Common Shares - Basic	$19,259	$17,985	$41,334	$42,266

Weighted-average Common Shares	33,075	32,949	33,064	30,889

FFO Per Common Share - Basic	$0.58	$0.55	$1.25	$1.37

Diluted
Funds from operations attributable to the Trust	$22,045	$18,296	$47,832	$42,875
Preferred dividend of Series C Preferred Shares	—	(59)	—	(176)
Preferred dividend of Series D Preferred Shares	(2,786)	—	(6,498)	—
Allocation of earnings to Series B-1 Preferred Shares	—	(170)	—	(257)
Allocation of earnings to Series C Preferred Shares	—	(82)	—	(176)

FFO applicable to Common Shares	$19,259	$17,985	$41,334	$42,266

Weighted-average Common Shares	33,075	32,949	33,064	30,889
Stock options	1	—	—	—
Series B-1 Preferred Shares	—	—	—	—
Series C Preferred Shares	—	—	—	—

Diluted weighted-average Common Shares	33,076	32,949	33,064	30,889

FFO Per Common Share – Diluted	$0.58	$0.55	$1.25	$1.37

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

None

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

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

The table below presents information about the Trust’s derivative financial instruments at September 30, 2012 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap
Cap	October 2014	1.00%	$21,000	$174	$9
Cap	May 2013	1.25%	51,982	196	—
Cap	May 2014	1.75%	51,982	434	1
Cap	August 2014	0.50%	13,478	22	10

The fair value of our mortgage loans payable, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $10,510,000 and $12,604,000 at September 30, 2012 and December 31, 2011, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at September 30, 2012 (in thousands):

	Change in LIBOR(2)
	-0.21%	1%	2%	3%
Change in consolidated interest expense	$(74)	$165	$—	$30
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(25)	27	62	97

(Increase) decrease in net income	$(99)	$192	$62	$127

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty and Sealy equity investments. The amount does not reflect our equity investment in Concord which has been written down to zero.
(2)	The one-month LIBOR rate at September 30, 2012 was 0.21425%.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

The Trust’s equity investment in Vintage holds floating rate debt of approximately $172,245,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows what the annual effect a change in the SIFMA rate would have on interest expense based upon the unhedged balances in variable rate debt at August 31, 2012 (in thousands):

	Change in SIFMA(1)
	-0.17%	1%	2%	3%
Change in consolidated interest expense	$—	$—	$—	$—
Pro-rata share of change in interest expense of debt on non-consolidated Vintage	(210)	1,236	2,473	3,709

(Increase) decrease in net income	$(210)	$1,236	$2,473	$3,709

(1)	The one-month SIFMA rate at August 31, 2012 was 0.17%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, our LIBOR variable rate loan assets with a face value aggregating $30,997,000 at September 30, 2012, partially mitigate our exposure to change in interest rates.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: November 8, 2012	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: November 8, 2012	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer (Principal Financial Officer And Principal Accounting Officer)

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	-

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	-

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	-

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Form 8-K filed November 28, 2011.	-

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012

4.6	Amended and restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012.	-

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	-

4.8	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee – Incorporated by reference to the Exhibit 4.1 to the Trust’s Form 8-K filed August 9, 2012.	-

4.9	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent – Incorporated by reference to Exhibit 4.1 of the Trust’s Form 8-K filed August 15, 2012.	-

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2012

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	-

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	-

10.5	Amendment No. 3 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 2, 2012.	-

10.6	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.7	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.8	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.9	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	-

10.10	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	-

10.11	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.12	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association. – Incorporated by reference to Exhibit 10.19 to the Trust’s 10-K filed March 16, 2011.	-

10.13	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. – Incorporated by reference to Exhibit 10.20 to the Trust’s 10-K filed March 16, 2011.	-

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(2)

101.SCH	XBRL Taxonomy Extension Schema Document	(2)

101.CAL	XBRL Taxonomy Calculation Linkbase Document	(2)

101.LAB	XBRL Taxonomy Label Linkbase Document	(2)

101.PRE	XBRL Presentation Label Linkbase Document	(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(2)

(1)	filed herewith
(2)	The XBRL related information was previously furnished with the Registrant’s Form 10-Q for the quarter ended September 30, 2012 and is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.