Form 10-K
period 2012-12-31
Winthrop Realty Trust
filed 2013-03-13
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of March 1, 2013, there were 33,128,853 Common Shares outstanding.

At June 30, 2012, the aggregate market value of the Common Shares held by non-affiliates was $353,865,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III hereof.

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

You are cautioned that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this report and any amendment hereof, including, without limitation, the information set forth in “Item 1A - Risk Factors” below or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

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

We are engaged in the business of owning real property and real estate related assets which we categorize into three reportable segments: (i) the ownership of investment properties, including properties in joint ventures consolidated or accounted for on an equity method basis, which we refer to as operating properties; (ii) the origination and acquisition of senior loans, mezzanine loans and debt securities collateralized directly or indirectly by commercial and multi-family real property, including collateral mortgage-backed securities and collateral debt obligation securities, which we refer to as loan assets; and (iii) the ownership of equity and debt interests in other real estate investment trusts (REITs), which we refer to as REIT securities.

At December 31, 2012 we held (i) interests in operating properties totaling $562,822,000 containing approximately 7.4 million square feet of rentable space and 5,439 apartment units; (ii) loan assets totaling $239,534,000 (iii) REIT securities with a market value of $19,694,000 and (iv) cash and cash equivalents of $97,682,000.

Our executive offices are located at 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114 and Two Jericho Plaza, Jericho, NY 11753. Our telephone number is (617) 570-4614 and our website is located at http://www.winthropreit.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. On our website you can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, which we refer to as the SEC.

History

We began operations in 1961 under the name First Union Real Estate Equity and Mortgage Investments and changed our name to Winthrop Realty Trust in 2005. Since January 1, 2004, we have been externally managed by FUR Advisors LLC, which we refer to as FUR Advisors or our Advisor. FUR Advisors is an entity owned by our current executive officers and senior management, including Michael L. Ashner who is the managing member of FUR Advisors and members of senior management of AREA Property Partners, a New York based real estate investment advisor.

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

Management

We have engaged FUR Advisors to administer our affairs including seeking, servicing and managing our investments. For providing these and other services, FUR Advisors is entitled to a base management fee and, in certain instances, an incentive fee and termination fee. See “Employees” below for a description of the fees payable to FUR Advisors.

Pursuant to our bylaws, the consent of our Board of Trustees is required to acquire or dispose of an investment with a value in excess of $10,000,000. Our executive officers are permitted to acquire or dispose of an investment with an aggregate value of $10,000,000 or less without the consent of our Board of Trustees. However, if such transaction is with (i) our Advisor (and any successor advisor), Michael Ashner, or any of their respective affiliates; (ii) certain stated entities which are, or were, affiliated with us; (iii) a beneficial owner of more than 4.9% of our outstanding common shares of beneficial interest which we refer to as our Common Shares, either directly or upon the conversion of any of our preferred shares; or (iv) a beneficial owner of more than 4.9% of any other entity in which we hold a 10% or greater interest, then regardless of the amount of the transaction, such transaction must be approved by a majority of our independent trustees, acting in their capacity as members of our Conflicts Committee.

Investment, Operating and Capital Strategy

We are engaged in the business of owning and managing real property and real estate related assets. Our business objective is to maximize long term shareholder value through a total return value approach to real estate investing which emphasizes yield superior risk adjusted returns. These investments may have returns weighted towards the back end of the invested life which may negatively impact current earnings. As a result of our emphasis on total return, while we seek to achieve a stable, predictable dividend for our shareholders, we do not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return. While this approach may result in short-term uneven earnings, we believe this approach will ultimately result in long term increased share value.

We are a diversified REIT and as such we are able to invest in transactions which a dedicated REIT with narrow investment parameters would be unable to consider resulting in a broad range of investment opportunities. These opportunities include different investment types, sectors and geographic areas all at varying levels in the capital stack. In addition, because of our size we are able to make investments in transactions that are smaller and would generally be disregarded by larger real estate investors. Further, we also acquire assets through joint ventures and strategic alliances which allows us to employ third party co-investment capital to maximize diversification of risk and reduce capital concentration and, in certain instances, leverage off our joint venture partner’s experience and expertise in specific geographic areas and/or specific asset types.

As value investors we will focus and aggressively pursue our investment activity in the segment we believe will generate the greater overall return to us given market conditions at the time. In prior years we have demonstrated our ability to adjust our business plan to capitalize on evolving market conditions both with respect to business segment and capital structure. Based on market conditions in 2012, we focused our investment activity in our loan asset segment and to a lesser extent, our operating properties segment with a view toward investing in assets that provided a current yield as well as the potential for long term appreciation. Two significant transactions in 2012 which highlight our strategy were our investment in the Sullivan Center property in Chicago, Illinois, and our recently completed venture with respect to 701 Seventh Avenue in the Times Square area of New York City, both of which were done in joint ventures.

We expect to be able to continue to execute on this strategy during 2013 and currently we expect to concentrate our investment activities in assets that we believe are higher quality office, retail and multi-family properties, along with high-end hospitality assets. We will mine our existing portfolio for follow-on opportunities and will seek to timely realize returns on such investments subject only to the disposition restrictions under the Internal Revenue Code in order to maintain our REIT status.

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

We believe that the economic recovery, while slow, will continue throughout 2013 with gradually increasing rental demand across most asset classes in most major markets. We also believe that lenders will continue to take advantage of their improved balance sheets by accelerating the disposition of their real estate related assets, both debt and real property. Accordingly, we anticipate no diminishment in value opportunities for investing in 2013, and we believe that new investments in loan assets as well as preferred equity will continue to provide the most opportunity.

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

As a REIT, we are primarily dependent on external equity and debt financing to fund the growth of our business because of the dividend requirements for a REIT which significantly limits our ability to re-invest cash flow and capital proceeds. We have historically used public equity markets, joint venture equity, and secured financing as our primary sources of capital including raising capital through public offerings of equity and debt securities. In this regard, during 2012 we issued an additional 3,220,000 shares of our 9.25% Series D Cumulative Redeemable Preferred Shares, which we refer to as Series D Preferred Shares and $86,250,000 of 7.75% Senior Notes due August 2022, which we refer to as our Senior Notes. We expect to continue to fund our investments through one or a combination of: cash reserves, borrowings under our credit facility, redeployment of capital from timely asset sales, property loans, the issuance of debt or equity securities and the formation of joint ventures. Finally, we maintain a stock purchase and dividend reinvestment plan which enables our existing shareholders to reinvest their dividends as well as purchase additional shares at a discounted price.

Assets

Operating Properties

See Item 2. Properties for a description of our Operating Properties

Operating Property Acquisition Activities

Deer Valley Operating Property – Non-Controlling Interest - On March 29, 2012 we purchased the 3.5% non-controlling ownership interest of our consolidated office property joint venture, WRT-DV LLC, for $400,000. As a result of this transaction, we now own 100% of WRT-DV LLC which holds title to our operating property located in Deer Valley, Arizona.

Waterford Place Apartments – On April 17, 2012 we acquired for a purchase price of approximately $21,473,000 a 320 unit class A multi-family property situated on 27.9 acres in the Germantown/Collierville submarket of Memphis, Tennessee commonly referred to as Waterford Place. The property which had been foreclosed on by the mortgage lender in May 2011 was constructed in 2001 and was 87% occupied at acquisition.

One East Erie Operating Property – Non-Controlling Interest - On June 1, 2012 we purchased from Marc Realty its 20% non-controlling interest in FT-Ontario Holdings LLC (“One East Erie”) for $5,850,000. The property contains 126,000 square feet of retail and office space consisting of the first six floors in a mixed use building together with 208 parking spaces located at One East Erie, Chicago, Illinois. As a result of this transaction, we now own 100% of One East Erie.

Cerritos – On October 4, 2012 we purchased from an affiliate of FUR Advisors for $75,000 (the affiliate’s cost) a 100% membership interest in the entity that holds fee simple title to a nine story, 187,000 square foot, 53% occupied, Class B office building located 20 miles south of Los Angeles in Cerritos, California. In addition, we funded a $1,500,000 leasing reserve and a $264,000 loan restructuring fee as part of the transaction. Concurrently with the acquisition of the property, we entered into a modification agreement with the first mortgage lender pursuant to which the loan was split into a $23,000,000 non-recourse A Note and a $14,500,000 non-recourse B Note. The A Note bears interest at 5.0691% per annum and requires monthly payments of interest only. The B Note bears interest at 6.6996% per annum and requires monthly payments of approximately $12,000 with the balance of the interest accruing. In connection with the modification, after payment of required monthly debt service on the A Note and the B Note, we are entitled to receive from property cash flow a 9.0% return on any additional funding to the property (including the $1,500,000 leasing reserve). With respect to a capital transaction, all net proceeds go first to satisfy the A Note, second to us until we receive a return of our additional funding to the property plus our 9.0% return thereon, third 50-50 to us and the first mortgage lender until the principal amount of the B Note and accrued interest thereon is fully satisfied and fourth to us. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property, after we receive a 9.0% priority return of capital, during a specified time period as defined in the loan modification document. The property is currently 77% leased.

Lake Brandt - On November 2, 2012 we acquired for a purchase price of $17,500,000 a 284 unit multi-family property located in Greensboro, North Carolina. The purchase price consisted of approximately $3,900,000 of cash and the assumption of $13,600,000 of indebtedness. The assumed debt is a non-recourse mortgage loan which bears interest at 6.22% per annum, matures on August 1, 2016 and requires payments of interest only.

Houston, Texas Operating Property – Non-Controlling Interest – During the fourth quarter of 2012 we conducted a tender offer to acquire additional limited partner units in 5400 Westheimer Holding LP (“Westheimer”). Westheimer is a consolidated entity which holds title to a 100% leased, 614,000 square foot office property located in Houston, Texas. In connection with the tender offer we acquired an additional 5.5 limited partner units representing 22% of Westheimer for a purchase price of $1,650,000 ($300,000 per unit). The units were acquired effective November 30, 2012. As a result of this transaction, we now own 30% of Westheimer.

Operating Property Acquisitions through our Equity Investments

Sullivan Center – Equity Investment Operating Property – On February 3, 2012 we entered into a joint venture arrangement with Elad Canada Inc. (“Elad”) pursuant to which two joint venture entities, WRT-Elad Lender LP and WRT-Elad Equity LP (collectively “WRT-Elad”), were formed to acquire for approximately $128,000,000 an existing $140,300,000 first mortgage loan and accrued interest of $6,886,000 (the “Prior Mortgage Loan”). The Prior Mortgage Loan was secured by the 942,000 square foot, office and retail property located at One South State Street in downtown Chicago, Illinois (“Sullivan Center”). Concurrently, the loan was restructured into a $100,000,000 non-recourse mortgage loan provided by a third party lender, a $47,458,000 mezzanine loan made to One South State Street Investors, L.L.C. (“OSSS”) and held by WRT-Elad and a 65% future profits participation in favor of WRT-Elad in OSSS. We contributed a total of $24,201,000 for a 50% interest in WRT-Elad which consolidates the operations of OSSS.

Mentor Building –Equity Investment Operating Property - On May 10, 2012 we acquired for $300,000 a 20% interest in the entity which owns the Mentor Building located in Chicago, Illinois. The interest was purchased from a third party member and we simultaneously made a $200,000 capital contribution to acquire an additional interest in the entity which resulted in a 49.9% aggregate equity investment for $500,000.

Vintage Housing Holdings LLC – Equity Investment and Preferred Equity Investment - On June 1, 2012 we contributed an additional $5,500,000 to our Vintage Housing Holdings LLC (“VHH”) equity investment platform consisting of $1,500,000 in common equity and $4,000,000 in preferred equity with a 12% return. In connection with the transaction, VHH acquired a general partner interest and development fees relating to a residential development project referred to as Vintage at Urban Center, a tax credit apartment community in Lynwood, Washington with a proposed village development of 395 multi-family rental units and 4,000 square feet of retail space.

On November 8, 2012 we made an additional $750,000 preferred equity investment in VHH. The contribution was used by VHH to acquire the general partner interest in a residential development project referred to as Quilceda Creek, a tax credit apartment community in Marysville, Washington with a proposed development of 204 residential units.

701 Seventh Avenue – Equity Investment Operating Property – On October 16, 2012 we entered into a joint venture to acquire and redevelop a 120,000 square foot property and associated air rights located at 701 Seventh Avenue in New York City. The property is on the northeast corner of Seventh Avenue and 47th Street in Times Square. The proposed redevelopment will include an expansion of the retail space to approximately 80,000 square feet, installation of an approximately 22,000 square foot state of the art LED sign, and potential development of a hotel. We made an initial contribution of $28,971,000 on a preferred equity basis to acquire a 60.9% interest in the venture. We have committed to invest up to $68,000,000 on a preferred equity basis.

Wateridge Pavilion – Equity Investment Operating Property – On December 21, 2012 we entered into a venture with Fenway Properties pursuant to which the venture acquired for $9,200,000 a 62,152 square foot class B office building located in Sorrento Mesa (San Diego), California. We contributed a total of $7,522,000 of which $6,000,000 is a preferred equity investment which entitles us to a 12% priority return which is to be paid 8% currently from operating cash flow and the remaining 4% is deferred. The additional $1,522,000 was contributed for a 50% common equity interest in the venture.

Operating Property Disposition Activity

Churchill – Operating Property - On May 14, 2012 we sold the portion of the Churchill, Pennsylvania property that was not leased to Westinghouse for $914,000. We agreed to provide financing to the buyer to cover property operating expenses. At closing, we provided $324,000 of financing to cover buyers expenses and real estate taxes due. An additional $179,000 was advanced in each of August 2012 and November 2012 directly to the taxing authority to cover real estate taxes due on the sold parcel. At December 31, 2012 the total loan outstanding was $683,000. The loan is interest only and bears interest at LIBOR plus 3.75%, matures on June 1, 2015 and is collateralized by the property.

Memphis (Kroger) - Operating Property – The Kroger Co., a tenant which net leased 100% of the space of our Memphis, Tennessee retail property, vacated the building in October 2011 but continued to pay rent as contractually required. On September 28, 2012, the Kroger Co. terminated its lease and paid a cancellation fee of $600,000. On the same date, we sold the Memphis property for $600,000 to a third party buyer.

Indianapolis (Circle Tower) - Operating Property - On September 28, 2012 we sold our Indianapolis, Indiana property referred to as Circle Tower for approximately $6,300,000. A portion of the proceeds of the sale were used to satisfy the $4,655,000 first mortgage on the property.

Operating Property Dispositions through our Equity Investments

Marc Realty – Sale of Equity Investment Operating Properties – During 2012 we sold our equity investments in six of our Marc Realty joint ventures to Marc Realty, our joint venture partner. Details of the sales are as follows:

•	On March 1, 2012 we sold our 50% interest in the property located at 3701 Algonquin Road, Rolling Meadow, Illinois for $250,000.

•

On May 31, 2012 we sold our 50% equity interests in River Road LLC (Des Plains, Illinois), Salt Creek LLC (Schaumburg, Illinois) and 900 Ridgebrook LLC (Northbrook, Illinois) for $1,000,000, $0 and $1,100,000, respectively.

•

On May 31, 2012 we sold our 50% equity interest in Michigan 30 LLC (Chicago, Illinois) for $10,300,000. The purchase price was financed with a $6,550,000 secured promissory note which bore interest at 10% per annum, required payments of interest only and matured on May 31, 2015. This note was fully satisfied on August 3, 2012.

•

On November 30, 2012 we sold our 70% equity investment in 180 North Michigan (Chicago, Illinois) for $7,200,000. The purchase price was paid $2,000,000 in cash and the remainder was financed with a $5,200,000 secured promissory note which bears interest at 8.25% per annum, requires monthly payments of interest only and matures on December 1, 2015.

Operating Property Financing Activity

Waterford Place - Operating Property - On July 19, 2012 we obtained a $13,500,000 first mortgage loan collateralized by our 320 Unit Class A multi-family Memphis, Tennessee (Waterford Place) property that was acquired on April 17, 2012. The loan bears interest at LIBOR plus 2.5% annually with a LIBOR floor of 0.5%, requires monthly payments of principal and interest and matures on August 1, 2014, subject to two, one-year extensions. On the same date we purchased an interest rate cap which caps LIBOR at 0.5%. The loan will have an outstanding balance at the initial maturity date of $12,928,000.

Newbury Apartments – Operating Property – On October 2, 2012 we refinanced the first mortgage debt on our 180 unit multi-family property located in Meriden, Connecticut. The new loan has a principal amount of $21,000,000, bears interest at 3.95% per annum and matures on October 2, 2022. The loan requires payments of interest only for the first 24 months and then payments of principal and interest for the remaining term. After repayments on the existing debt and settlement expenses we received net proceeds of approximately $7,308,000.

701 Arboretum – Operating Property - On October 2, 2012 we fully satisfied our mortgage loan payable of $1,657,000 collateralized by our Lisle, Illinois property referred to as 701 Arboretum.

223 West Jackson - Equity Investment - On July 2, 2012 together with Marc Realty, we each contributed $3,524,000 to our unconsolidated joint venture investment property located at 223 West Jackson in Chicago, Illinois. The proceeds were used to pay off the existing first mortgage loan collateralized by this property. On September 25, 2012 the joint venture obtained a $9,500,000 first mortgage on this property. As a result of the financing we received a return of capital cash distribution of $3,524,000.

Operating Property Leasing Activity

Westheimer - On September 17, 2012 Westheimer executed a lease amendment with the existing net lease tenant, Spectra Energy, which leases the entire 614,000 square foot premises. The initial lease was signed in 2004 and was scheduled to expire April 30, 2018. The new lease extends the lease through April 30, 2026. The Westheimer property is encumbered by a mortgage with a maturity date of April 2016. Negotiated annual lease payments on the modified lease remain unchanged ($7,974,000 to $8,255,000 annually) through the maturity date of the mortgage debt, then the base rate decreases to $4,260,000 annually, subject to annual increases thereafter up to $5,478,000 in annual rent.

Crossroads I – On September 5, 2012 we executed a new lease with Hitachi Data Systems for 53,000 square feet of the Crossroads I office property located in Englewood, Colorado. The lease was negotiated for a ten year lease term commencing in March 2013 at market rates. As a result of leasing activity the Crossroads I property is 90% leased at December 31, 2012.

Loan Assets

The following table sets forth certain information relating to our loans receivable, and loan securities carried at fair value. All information presented is as of December 31, 2012 (in thousands).

Name	Loan Position	Asset Type	Location	Stated Interest Rate (1)	Carrying Amount (2)	Par Value		Maturity Date (3)	Senior Debt (4)
Loans Receivable
1515 Market Street*	Whole loan	Office	Philadelphia, PA	5.828%	$58,650	$70,000		01/09/12	$—
Hotel Wales	Whole loan	Hotel	New York, NY	LIBOR + 4% (6)	20,101	20,000		10/05/14	—
Shops at Wailea *	B Note	Retail	Maui, HI	6.150%	5,376	7,692		10/06/14	108,055
Legacy Orchard	Secured	Corporate Loan	n/a	15.00%	9,750	9,750	(5)	10/31/14	—
Rennaisance Walk	Mezzanine	Mixed use	Atlanta, GA	LIBOR + 12%	3,000	3,000		01/01/15	4,000
San Marbeya	Whole loan	Multi-Family	Tempe, AZ	5.88%	27,149	29,903		01/01/15	—
Fenway Shea *	Whole loan	Office	Phoenix, AZ	12.00%	2,273	2,250		04/05/15	—
127 W 25th Street*	Mezzanine	Mixed use	New York, NY	14.00%	8,687	8,583		04/30/15	35,180
Churchill *	Whole loan	Mixed use	Churchill, PA	LIBOR + 3.75%	683	683		06/01/15	—
Queensridge Towers *	Whole loan	Multi-Family	Las Vegas, NV	LIBOR + 11.5% (7)	39,170	38,771		11/15/15	—
180 N. Michigan *	Mezzanine	Office	Chicago, IL	8.25%	5,237	5,200		12/01/15	17,090
Rockwell	Mezzanine	Industrial	Shirley, NY	12.00%	323	1,489		05/01/16	16,560
500-512 7th Ave	B Note	Office	New York, NY	7.19%	10,009	11,146		07/11/16	244,887
Pinnacle II *	B Note	Office	Burbank, CA	6.313%	4,652	5,131		09/06/16	84,701
Poipu Shopping Village *	B Note	Retail	Kauai, HI	6.618%	1,948	2,854		01/06/17	28,856
Disney Building *	B Note	Office	Burbank, CA	5.897%	9,043	10,000		04/06/17	135,000
Wellington Tower	Mezzanine	Mixed use	New York, NY	6.79%	2,687	3,502		07/11/17	22,500
Mentor Building*	Whole loan	Retail	Chicago, IL	10.00%	2,512	2,497		09/10/17	—

					$211,250

Loan Securities
WBCMT 2007 WHL8	CMBS	Hotel	Various	LIBOR + 1.75%	$11	1,130		06/09/12	1,231,544

					$11

Loans in Equity Investment (8)
Stamford Office *	Mezzanine	Office	Stamford, CT	LIBOR + 3.25%	$8,501	9,400		08/06/14	400,000
10 Metrotech *	Whole	Office	Brooklyn, NY	9.00%	10,845	13,333		08/06/14	—

					$19,346

*	Loan Asset was acquired in 2012. Additional loan asset details are described below.
(1)	Represents contractual interest rates without giving effect to loan discount and accretion. The stated interest rate may be significantly different than our effective interest rate on certain loan investments.
(2)	Carrying amount includes all applicable accrued interest and accretion of discount.
(3)	After giving effect to all contractual extensions.
(4)	Debt which is senior in payment and priority to our loan.
(5)	Par Value is presented at the borrowers discounted payoff option (DPO) amount.
(6)	Minimum rate of 7.0%.
(7)	Minimum rate of 12.0%.
(8)	Does not include our equity interests in Concord, RE CDO Management and WRT-Elad.

Loan Asset Acquisition Activity

Mentor Building – Loan Asset - On March 6, 2012 we purchased a first mortgage loan at par for $2,521,000 with a fixed interest rate of 7.5% per annum, required monthly payments of principal and interest, and a maturity date of September 10, 2012. The loan is collateralized by a 6,571 square foot retail condominium building known as the Mentor Building located in Chicago, Illinois which is adjacent to the Sullivan Center property held by our WRT-Elad joint venture. On May 10, 2012, we modified the terms of the loan increasing the interest rate to 10% per annum, requiring payments of interest only and extending the maturity date to September 10, 2017.

Broward Financial Center – Loan Asset - On May 23, 2012 we acquired for approximately $42,800,000 a matured first mortgage loan with a face value of $42,098,000 collateralized by a 326,000 square-foot commercial building located at 500 East Broward Boulevard, Ft. Lauderdale, Florida, containing approximately 47,000 square feet of retail space and 279,000 square feet of office space. Following the acquisition of this loan, we entered into a modification with the borrower, pursuant to which the maturity date was extended until October 15, 2012, the interest rate was increased to 9.836% per annum and the borrower made a payment of approximately $12,800,000, which reduced the outstanding principal balance of the loan to $30,000,000. This loan was repaid in full on October 9, 2012.

B-Note Portfolio Acquisition – On September 27, 2012 we acquired for approximately $20,696,000 a portfolio of four performing B-Note loan assets with an aggregate par value of approximately $25,725,000. The loans are collateralized by four separate office and retail assets located in California and Hawaii as follows:

•

Burbank Centre - We acquired for $9,000,000 a performing B Note with a face value of $10,000,000 collateralized by a 421,990 square foot Class A office building located in Burbank, California that is currently 100% leased to Walt Disney Company affiliates with leases expiring in 2014 and 2017. The loan bears interest at 5.897% per annum, requires monthly payments of interest only and matures in April 2017. The B Note is subordinate to $135,000,000 of senior financing. On January 25, 2013 we sold this loan to an affiliate of the borrower for $9,000,000.

•

Pinnacle II - We acquired for approximately $4,631,000 a performing B Note with a face value of $5,145,000 collateralized by a 230,000 square foot Class A office building located in Burbank, California that is currently 100% leased to Warner Brothers through 2021. The loan bears interest at 6.313% per annum, requires monthly payments of principal and interest, and matures in September 2016. The B Note is subordinate to $84,701,000 of senior financing.

•

The Shops at Wailea - We acquired for approximately $5,154,000 a performing B Note with a face value of $7,719,000 collateralized by 166,000 square feet of premier shopping and dining establishments, with more than 70 boutiques, shops, restaurants and galleries located on the island of Maui, Hawaii. The property is 97% leased. The loan bears interest at 6.15% per annum, requires monthly payments of principal and interest, and matures in April 2017. The B Note is subordinate to $108,055,000 of senior financing.

•

Poipu Shopping Village - We acquired for approximately $1,911,000 a performing B Note with a face value of $2,861,000 collateralized by 40,800 square feet of retail space on the island of Kauai, Hawaii. The property is 97% leased. The loan bears interest at 6.618% per annum, requires monthly payments of principal and interest and matures in January 2017. The B Note is subordinate to $28,856,000 of senior financing.

1515 Market Street – Loan Asset – On December 12, 2012 we acquired for $58,650,000 a $70,000,000 non-performing first mortgage loan collateralized by a 20 story, 514,000 square foot office building located in Philadelphia, Pennsylvania. The loan was in maturity default and was accruing interest at the default rate of 10.83% per annum. On February 1, 2013 in lieu of foreclosing, we restructured the loan to increase the outstanding principal balance to $71,629,000 (which included accrued and unpaid interest and expenses and an additional advance of $925,000), adjust the interest rate to be the greater of 7.5% per annum or LIBOR plus 6.5%, extend the maturity date to February 1, 2016 and provide for a 40% participation in all capital event proceeds. In addition, we acquired for $10,000 an indirect 49% interest in the property and became the general partner of the property owner.

Loan Asset Origination Activity

Fenway Shea – Loan Asset - On April 5, 2012 we originated a $2,250,000 first mortgage loan which bears interest at 12% per annum and matures on April 5, 2014, with one, one-year extension right. The loan requires monthly payments of interest only with a balloon payment due at maturity. The loan is collateralized by a 45,655 square foot, two-story multi-tenant office building located at 4545 East Shea Boulevard, Phoenix, Arizona.

127 West 25th Street – Loan Asset - On May 14, 2012 we originated a $9,000,000 mezzanine loan collateralized by 100% of the member interests in the entity that holds title to the 104,000 square foot, 12-story building located at 127 West 25th Street, Manhattan, New York. The loan bears interest at a rate equal to the greater of 14% per annum or LIBOR plus 10%, requires payment of principal and interest and matures on April 30, 2015. The loan is subordinate to a mortgage loan of $35,180,000 which bears interest at a rate of 4.5% per annum and requires payments of interest only. On March 1, 2013 this loan was repaid in full.

Queensridge Towers – Loan Asset – On November 15, 2012 we originated a $40,000,000 first mortgage loan collateralized by 67 luxury condominium units at Queensridge Towers located in Las Vegas, Nevada. The loan bears interest at LIBOR plus 11.5% with a LIBOR floor of 0.5%, requires monthly payments of interest only and matures on November 15, 2014, subject to one twelve month extension. Principal payments are required to be made based on predetermined release prices upon the sale of the individual units. During 2012 we received aggregate principal payments of $1,230,000 on this loan.

Simultaneously with the loan origination, we obtained a $25,000,000 loan from KeyBank National Corporation (“KeyBank”) which is collateralized by the Queensridge Towers loan. The KeyBank loan bears interest at LIBOR plus 4%, requires monthly payments of interest only and is co-terminus with the Queensridge Towers loan. Principal payments are required to be made in accordance with principal payments received on the Queensridge Towers loan. As such, during 2012 we made aggregate principal payments of $1,230,000. The KeyBank loan is recourse to us and our wholly owned operating partnership.

Loan Asset Repayment Activity

160 Spear Street – Loan Asset - On May 9, 2012 our 160 Spear loans receivable with a par value of $19,645,000 were paid off at par by the borrower. Our outstanding investment in these loans prior to payoff was $8,054,000.

Magazine - Loan Asset - On May 9, 2012 our Magazine loan receivable with a par value of $20,000,000 was paid off at par by the borrower. Our outstanding investment in this loan prior to payoff was $17,525,000.

Loan Asset Activity through our Equity Investments

Southern California Office Portfolio – Equity Investment Loan Asset– On January 6, 2012 our venture that holds the $117,900,000 C Note in a $798,000,000 first mortgage encumbering a 4,500,000 square foot 31 property office portfolio in southern California (the “SoCal Loan”), obtained a $40,000,000 recourse repurchase facility (the “Facility”) with an affiliate of Blackstone Real Estate Debt Strategies. The Facility bore interest at LIBOR plus 11% per annum with a LIBOR floor of 1%. The SoCal Loan venture received net proceeds of approximately $38,100,000 after origination fees, interest reserves and closing expenses, which was distributed entirely to us in partial redemption of our interest in the SoCal Loan venture resulting in a decrease in our ownership interest from approximately 73% to approximately 56%.

On April 6, 2012 WRT-SoCal Lender LLC (“SoCal Lender”), a consolidated joint venture that holds an interest in the SoCal Loan venture, amended and restated its operating agreement to allow for the admission of IX SoCal Holdings LP (“Starwood”) as a member. Starwood contributed $3,500,000 for a 10.2178% interest in SoCal Lender. We received a special distribution from SoCal Lender equal to Starwood’s contribution. As a result, we owned a 50.2% effective interest in the SoCal Loan investment on a fully-diluted basis for a net investment of $29,754,000.

On September 28, 2012 SoCal Loan received a loan payoff at par by the borrower. After repayment of the related repurchase agreement, we received $38,407,000 in cash proceeds.

Stamford Portfolio – Equity Investment Loan Asset – On February 17, 2012 we invested $8,036,000 and acquired a 20% interest in a venture with Mack-Cali Realty Corporation that acquired for $40,000,000 a senior mezzanine loan with a face value of $50,000,000. The venture’s investment is subordinate to $400,000,000 in senior debt. The loan provides for a credit to the borrower of up to $3,000,000 of any principal proceeds above $47,000,000. The loan bears interest at LIBOR plus 3.25% per annum and matures on August 6, 2013, subject to one one-year extension. The loan is collateralized by the equity interests in a seven building portfolio containing 1,670,000 square feet of Class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford, Connecticut Central Business District.

RE CDO Management - Additional Equity Investment – During March 2012 we and our joint venture partner in RE CDO Management LLC (“RE CDO”) each contributed $550,000 to the joint venture. RE CDO acquired a 5.52% interest in (i) a first priority mortgage loan collateralized by land located in Las Vegas, Nevada (the “Land”), which loan bears interest at LIBOR plus 40% with a current pay rate of 7.5% and the balance accruing and compounding and which had an outstanding balance of $18,218,000 at March 30, 2012, (ii) a second priority mortgage loan collateralized by the Land which bears interest at 10% per annum, all of which accrues, and which had an outstanding balance of $32,177,000 at March 30, 2012 and (iii) a 5.52% membership interest in the entity that was formed to acquire the Land.

10 Metrotech – Equity Investment Loan Asset - On April 18, 2012 we funded $75,000 for a 33.33% interest in a joint venture (“10 Metrotech JV”). These funds were used to acquire from Sorin Real Estate CDO IV Ltd., a $21,000,000, B Participation in the whole loan secured by a 364,968 square foot, seven story, Class B/C office building on a 0.58 acre land parcel in Brooklyn, New York referred to as 10 Metrotech. On August 6, 2012 10 Metrotech JV acquired the $39,300,000 senior participation in the loan secured by 10 Metrotech for $32,500,000. As a result of these transactions, 10 Metrotech JV now holds the entire mortgage loan. Following consummation of the acquisition, 10 Metrotech JV entered into a forbearance agreement with the borrower pursuant to which, among other things, (i) the interest rate on the loan was increased to 9%, (ii) the principal amount of the loan was reset to $40,000,000 and (iii) 10 Metrotech JV agreed to forbear from foreclosing on the property pursuant to the current maturity default for two years, subject to any further defaults by the borrower.

Concord - Additional Equity Investment - On May 1, 2012 we acquired from Lexington Realty Trust its 33.33% interest in both Concord Debt Holdings LLC (“Concord”) and CDH CDO LLC (“CDH CDO”) and its 50% interest in the collateral manager of Concord Real Estate CDO 2006-1, Ltd. for an aggregate purchase price of $7,000,000. As a result, we now hold a 66.67% interest in both Concord and CDH CDO and 100% of the economics of the collateral manager. In the event of a sale of our interest in CDH CDO or our interest in the collateral manager, additional proceeds may be payable to Lexington Realty Trust if the sales price exceeds the purchase price paid by us.

Riverside – Equity Investment Loan Asset - On September 18, 2012 our 50% owned joint venture WRT-ROIC Riverside LLC, which held an investment in a loan collateralized by Riverside Plaza retail property received a loan pay off at par by the borrower. We received $7,800,000 in cash proceeds from this loan which was originally purchased at par.

REIT Securities

During the first half of 2012 we acquired an additional 1,054,686 shares of common stock in Cedar Realty Trust, Inc. (“Cedar”) for an aggregate purchase price of approximately $5,038,000. Accordingly, as of June 30, 2012 we held 6,250,716 shares of common stock in Cedar representing approximately 8.7% of Cedar’s total outstanding common stock. On October 18, 2012 we sold approximately 52% of our holdings of Cedar in a block sale at a price of $5.28 per share. As of December 31, 2012 we held 3,000,716 shares of common stock, or approximately 4.2% of Cedar.

Also during 2012 we sold all of our remaining REIT preferred share holdings and received net proceeds of $4,302,000.

At December 31, 2012 our investments in REIT securities consisted of the following (in thousands):

	Cost	Fair Value
REIT Common Shares	$15,876	$19,964

	$15,876	$19,964

Revolving Line of Credit

On March 3, 2011 we amended our existing revolving line of credit with KeyBank National Association such that (i) the maximum borrowing was increased to $50,000,000 with an accordion feature of up to $150,000,000 and (ii) the maturity date was extended to March 2014 with an option to extend the maturity date to March 2015. The amended credit facility bears interest at LIBOR plus 3%.

Employees

As of December 31, 2012 we had no employees. Our affairs are administered by our Advisor pursuant to the terms of an advisory agreement which on February 1, 2013 was amended and restated to, among other things, extended the term for five years (subject to earlier termination by us for both cause (as defined) and without cause), modified the required return on the threshold amount for which the incentive fee is payable as discussed below and provided for a supplemental fee payable to our Advisor in the event of an early termination of the advisory agreement under certain circumstance or on the liquidation or disposition of the Trust. We refer to the advisory agreement, as the same may be amended from time to time, as the “Advisory Agreement.”

Under the Advisory Agreement, we pay to our Advisor a quarterly base management fee equal to 1.5% of (i) the issuance price of our outstanding equity securities plus (ii) 0.25% of any equity contribution by an unaffiliated third party to a venture managed by us. The Advisory Agreement provides that any dividends paid on account of Common Shares that result in a reduction of the threshold amount (as described below) at the date of our liquidation or disposition are deemed a reduction in the aggregate issuance price of the Common Shares, thereby resulting in a reduction of the base management fee. In addition to receiving a base management fee, our Advisor is entitled to receive an incentive fee for administering the Trust and, in certain instances, a supplemental fee upon an early termination of the Advisory Agreement under certain circumstances or the liquidation of disposition of the Trust. Further, our advisor, or its affiliate, is also entitled to receive property management fees and construction management fees at commercially reasonable rates.

The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate dividends above the threshold amount or (ii) upon termination of the Advisory Agreement, if the net value of our assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received dividends in excess of the threshold amount (set at $534,224,000 on December 31, 2012 plus the issuance price for any equity interests in the Trust issued from and after January 1, 2013 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any dividends paid from and after January 1, 2013). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by us or with cause by our Advisor, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount. At December 31, 2012 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $534,224,000, which was equivalent to $16.18 per diluted Common Share.

With respect to the supplemental fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by us or with cause by our Advisor, (ii) a disposition of all or substantially all of our assets, or (iii) an election by us to orderly liquidate our assets. The supplemental fee, if payable, is equal to the lesser of (i) the base management fee paid to our Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of our assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of our Common Shares at such time as the threshold amount is reduced to $104,980,000, which will be achieved at such time as aggregate distributions of approximately $13.00 in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at January 1, 2013, the supplemental fee would only have been payable if total dividends of approximately $13.00 per Common Share had been paid, and then only until the total supplemental fee paid would have equaled $8,953,000 (the base management fee for calendar 2012), which amount would be achieved when total dividends paid per Common Share equaled approximately $14.36.

In the event that the supplemental fee is payable in connection with a disposition, the entire fee is payable upon such disposition. In all other cases where the supplemental fee is payable, we are permitted to defer payment of the first $3,000,000 of the supplemental fee for 30 days and the balance, if any, for a period of six months. If it is determined that the supplemental fee is less than $3,000,000, our Advisor is obligated to promptly return to us the difference between the $3,000,000 paid to it and the actual supplemental fee.

Upon the termination of the Advisory Agreement in connection with a disposition, all the fees payable to our Advisor are required to be paid in immediately available funds. In all other cases where the Advisory Agreement is terminated, we are required to pay the supplemental fee, if any, in immediately available funds and the incentive fee, if any, may be paid in a number of freely tradable Common Shares (subject only to standard securities law restrictions) equal to the amount due to our Advisor divided by the greater of (x) the closing price for the Common Shares on the date of termination of the Advisory Agreement or (y) $11.05 (which was the closing price of the Common Shares on December 31, 2012).

In connection with the modifications entered into in February 2013 with respect to the Advisory Agreement, we issued to Michael L. Ashner, our Chairman and Chief Executive Officer, and Carolyn Tiffany, our President, 66,667 and 33,333 restricted Common Shares, respectively, which Common Shares were issued under our 2007 Long Term Incentive Plan. In addition, our Board has authorized the issuance of an additional 500,000 restricted Common Shares which will be issued at such time, if at all, as we are authorized to issue additional restricted Common Shares to our officers, our Advisor and employees of our Advisor or its affiliates that provide services to us. The Common Shares issued to Mr. Ashner and Ms. Tiffany and, if and when issued, the additional Common Shares, are subject to the following restrictions:

•	The Common Shares awarded to any person will be forfeited if such person does not remain in continuous service with our Advisor through January 1, 2018.

•

The Common Shares will immediately vest and no longer be subject to forfeiture on the earlier of (i) January 1, 2018, (ii) upon a change in control, (iii) if the Advisory Agreement is terminated by us for any reason other than cause, or by our Advisor for cause, or (iv) the death or disability of the holder. Change in control is defined as the occurrence of any of the following, in one transaction or a series of related transactions: (1) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) becoming a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing more than 50% of the voting power of our then outstanding securities; (2) our consolidation, equity exchange, reorganization or merger resulting in our equity holders immediately prior to such event not owning at least a majority of the voting power of the resulting entity’s securities outstanding immediately following such event; (3) the sale or other disposition of all or substantially all of our assets; or (4) our dissolution.

•	So long as the Common Shares awarded are subject to forfeiture, our secretary has the sole and exclusive right to exercise all voting rights with respect to the awarded Common Shares.

•

Until the Common Shares awarded are no longer subject to forfeiture, all cash dividends payable thereon will be payable as follows: (i) the holder will receive a portion of the dividend equal to (i) five percent, multiplied by (ii) the number of full calendar quarters that have transpired between January 1, 2013 and the applicable dividend payment date, less any required tax withholding and (ii) the remaining portion of the dividend will be held by us in escrow and will only be paid to the holder thereof if and when the Common Shares awarded are no longer subject to forfeiture. If the Common Shares awarded are forfeited, then the dividends held in escrow will similarly be forfeited.

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

Segment Data

Business segment data may be found under Item 8 – Financial Statements and Supplementary Data Note 21.

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

New York Stock Exchange Certification

As required by applicable New York Stock Exchange listing rules, on May 8, 2012, following our 2012 Annual Meeting of Shareholders, our Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards.

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

Risks incidental to real estate investments

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

We may not be able to invest our cash reserves in accretive investments.

As of December 31, 2012, we had approximately $97.7 million of cash and cash equivalents available for investment. Our ability to increase our overall net worth is dependent upon our ability to grow our asset base by investing these funds, as well as additional funds which we may raise or borrow, in real estate related assets that will ultimately generate returns in excess of our cost of capital.

We may not be able to obtain capital to make investments.

As a REIT, we are in a capital intensive business that is dependent primarily on third party debt and equity financing to fund the growth of our business because one of the requirements for a REIT is that it distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its shareholders. Access to third party capital sources depends, in part, on general market conditions, the market’s perception of our growth potential, our current and expected future earnings, our cash flow and the market price of our Common Shares. Additionally, we may not be able to obtain debt or equity financing on favorable terms. Accordingly, if we cannot obtain capital from third parties or if such access is on unfavorable terms, it will likely have a material adverse affect on our financial condition and results of operations, our stock price and our ability to pay dividends to our shareholders.

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

Our investments in ventures present additional risks such as our having objectives that differ from those of our partners or in the investments we make, becoming involved in disputes concerning operations, or possibly competing with those persons for investments unrelated to our venture. In addition, where we do not control the venture, we rely on the internal controls and financial reporting controls of our partners and, as such, their failure to comply with applicable standards and maintain effective internal controls over financial reporting may adversely affect us.

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

We are subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the cost of any required renovations, may be less favorable than the prior or current lease terms. This risk is substantial with respect to our net leased properties. As of December 31, 2012, our 13 single tenant properties, containing an aggregate of approximately 2,238,000 square feet of space are net leased to 10 different tenants. Gross leases accounting for approximately 8% of the aggregate annual base rent from our operating properties for 2012, representing approximately 7% of the net rentable square feet at the properties, were scheduled to expire in 2013. Other leases grant tenants early termination rights upon payment of a termination penalty. Lease expirations will require us to locate new tenants and negotiate replacement leases with them. The costs for tenant improvements, tenant concessions and leasing commissions with respect to new leases are traditionally greater than costs relating to renewal leases. If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases, or if the rental rates upon such renewal or reletting are significantly lower than expected, our revenue and net income could be adversely affected.

We are subject to risks associated with the financial condition of our tenants and our borrower’s tenants.

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

We seek to leverage our portfolio through borrowings. Our return on investments and cash available to pay dividends to holders of our Series D Preferred Shares and Common Shares may be reduced to the extent that changes in market conditions make new borrowings or refinancing of existing debt difficult or even impossible or cause the cost of our financings to increase relative to the income that can be derived from the assets. Our debt service payments, including interest payable on our Senior Notes, reduce the cash available to pay dividends to holders of Series D Preferred Shares and Common Shares. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or forced sale to satisfy our debt obligations. A decrease in the value of the assets may lead to a requirement that we repay certain existing or future credit facilities. We may not have the funds available, or the ability to obtain replacement financing, to satisfy such repayments.

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

In certain states foreclosing on a property can be a lengthy and costly process. In addition, a borrower can file for bankruptcy or raise defenses that could delay our ability to realize on our collateral on a timely basis. In such instances, the increased costs and time required to realize on our collateral would likely result in a reduced return or loss on the investment. Further, if a borrower were to file for bankruptcy protection, a plan could be approved over our objection that would extend our loan for a period of time at an interest rate that is less than our cost of funds, thereby having a negative impact on our cash flow.

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

A prolonged economic slowdown, a lengthy or severe recession or the continued instability in the credit market has affected and will affect our operations and viability in a number of ways including:

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

We have significant interest obligations to holders of our Senior Notes and dividend obligations to holders of our Series D Preferred Shares.

The provisions of our Senior Notes require us to pay quarterly interest presently aggregating $1,671,094 or $6,684,375 annually. The provisions of our Series D Preferred Shares require us to pay quarterly dividends presently aggregating $2,786,562 or $11,146,250 annually before any dividends may be paid on our Common Shares.

Covenants and other provisions in our debt instruments could adversely affect our financial condition and our ability to make future investments.

Debt instruments under which we are an obligor contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further encumber, directly or indirectly, the applicable property. Our credit facility contains, and other loans that we may obtain in the future may contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness. These restrictions can include, among other things, a limitation on our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of earnings before interest, taxes, depreciation and amortization (which is commonly referred to as “EBITDA”) to interest expense and fixed charges, and a requirement for us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow under our credit facility with KeyBank National Association is subject to compliance with certain other covenants including the absence of factors both within and outside of our control. In addition, the Indenture governing our Senior Notes provides that it is an event of default under the Indenture if (i) our consolidated leverage ratio (as defined in the Indenture) is equal to or greater than 60% on the last day of any calendar quarter or (ii) subject to certain exceptions, we or any of our consolidated subsidiaries do not pay when due, after the expiration of any applicable grace period, the principal of indebtedness in the aggregate principal amount of $7,500,000 or more, or the acceleration of our or our consolidated subsidiary’s indebtedness in the aggregate principal amount of $7,500,000 or more so that it becomes due and payable before the date on which it would otherwise have become due and payable. If we fail to comply with our covenants, it would cause a default under the applicable debt instrument, and we may then be required to repay such debt with funds from other sources which may not be available to us, or be available only on unattractive terms. Further, a default under a debt instrument could limit our ability to obtain additional equity or debt financing in the future, either of which would adversely affect our financial condition and results of operations.

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

The change of control conversion feature of our Series D Preferred Shares may make it more difficult for a party to take over our company or discourage a party from taking over our company.

Upon the occurrence of a change of control, holders of the Series D Preferred Shares will have the right (unless we timely provide notice of our election to redeem the Series D Preferred Shares) to convert some or all of their Series D Preferred Shares into our Common Shares (or equivalent value of alternative consideration). Upon such a conversion, the holders will be limited to a maximum number of our Common Shares equal to the applicable share cap multiplied by the number of Series D Preferred Shares converted. If the Common Share price is less than $4.44, subject to adjustment, the holders will receive a maximum of 5.6306 Common Shares per share of Series D Preferred Shares, which may result in a holder receiving a value that is less than the liquidation preference of the Series D Preferred Shares. In addition, the change of control conversion feature of the Series D Preferred Shares may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain change of control transactions of our company under circumstances that otherwise could provide the holders of our Common Shares and Series D Preferred Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.

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

Our bylaws and the certificate of designations for our Series D Preferred Shares contain ownership limitations that are designed to prohibit any transfer of Common Shares or Series D Preferred Shares that would result in our being “closely-held” within the meaning of Section 856(h) of the Code. This ownership limitation, which may be waived by our Board of Trustees, generally prohibits any single shareholder, or any group of affiliated shareholders, from beneficially or constructively owning more than 9.8% of our outstanding Common Shares or Series D Preferred Shares. Our Board of Trustees has waived this ownership limitation in the past where there is believed to be a benefit derived by us from granting such waiver and the party obtaining the waiver provides assurances that the issuance of the waiver will not result in us becoming, or likely becoming, “closely held.” Unless the Board of Trustees waives the restrictions or approves a bylaw amendment, Common Shares or Series D Preferred Shares owned by a person or group of persons in excess of 9.8% of our outstanding Common Shares or Series D Preferred Shares are not entitled to any voting rights, are not considered outstanding for quorum or voting purposes, and are not entitled to dividends, interest or any other distributions with respect to the Common Shares. The ownership limit may have the effect of inhibiting or impeding a change of control or a tender offer for our Common Shares.

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

Certain of our subsidiaries are required to comply with the Investment Advisers Act of 1940.

RE CDO Management LLC, an entity in which we hold a 50% economic interest, and WRP-Management LLC, an entity in which we hold a 100% economic interest, are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) because they provide collateral management services to private funds as defined under the Advisers Act. As registered investment advisors, these subsidiaries are required to operate in compliance with the Advisers Act which results in increased cost to us. Further, if we were to fail to comply with the Advisers Act, we could be subject to sanctions, up to and including no longer being permitted to provide services to private funds which could have an adverse effect on our results.

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

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by local, state and federal governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have an adverse effect on our financial condition and results of operations.

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

We have no paid employees. Our officers are employees of our Advisor. We have no separate facilities and are completely reliant on our Advisor who has significant discretion as to the implementation of our investment and operating strategies. We are subject to the risk that our Advisor will terminate its Advisory Agreement with us and that no suitable replacement will be found. Furthermore, we are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our Advisor and, in particular, Michael Ashner, Chairman of our Board of Trustees and our chief executive officer, Carolyn Tiffany, our president, as well as our other executive officers. While we believe that we could find replacements for these key personnel, the loss of their services could have a negative impact on our operations and the market price of our shares.

The supplemental fee and incentive fee payable to our Advisor may be substantial.

Pursuant to the terms of our Advisory Agreement with our Advisor, our Advisor is entitled to receive an incentive fee and, in certain instances, a supplemental fee equal to 20% of any amounts available for distribution in excess of a threshold amount. The incentive fee is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate dividends above a threshold amount or (ii) upon termination of our Advisory Agreement, if the value of our net assets exceed the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received the threshold amount or, if the Advisory Agreement is terminated, the net assets of the Trust exceed the threshold amount. At December 31, 2012, the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was approximately $534,224,000 which was equivalent to $16.18 for each of our Common Shares on a fully diluted basis. The threshold amount required to be distributed before any supplemental fee payable to FUR Advisors was approximately $429,243,000 which was equivalent to $13.00 for each of our Common Shares on a fully diluted basis. At such time as shareholders’ equity in accordance with generally accepted accounting principles exceeds the applicable threshold amount, we will record a liability in our financial statements equal to approximately 20% of the excess of shareholders’ equity in accordance with generally accepted accounting principles and the applicable threshold amount.

Termination of the Advisory Agreement may be costly or not in our best interest.

Termination of the Advisory Agreement either by us without cause or by our Advisor for cause may be costly. Upon termination of the Advisory Agreement, our Advisor would be entitled to the incentive fee that would be paid as if we sold all of our assets for an amount based on appraised valuation of our assets assuming we were then liquidated. In addition, unless the Advisory Agreement is terminated by us for cause or by our Advisor without cause, our Advisor will also be entitled to the supplemental fee upon the termination of the Advisory Agreement or the liquidation or disposition of all or substantially all of our assets. The amount payable on termination of the Advisory Agreement, or liquidation or disposition, could be substantial which may have a negative effect on the price of our Common Shares. Further, affiliates of our Advisor hold approximately 11.6% of our outstanding Common Shares and serve as our executive officers. Accordingly, if we were inclined to terminate the Advisory Agreement, the ownership position of our Advisor in our Common Shares could result in other adverse effects to us and the price of our Common Shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

CONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of consolidated operating properties at December 31, 2012. Our portfolio of consolidated properties consists of 23 commercial properties consisting of 3,509,000 square feet and three residential apartment complexes consisting of 784 units.

Description and Location	Year Acquired	Trust’s Owner- ship	Rentable Square Feet	(**) % Leased	Major Tenants (Lease /Options Expiration)	Major Tenant Sq. Ft.	($000’s) Depreciated Cost Basis	Cost per Square Foot or Unit	Owner- ship of Land	($000’s) Debt Balance	Debt Maturity & Int Rate
Office
Amherst, NY (2)	2005	100%	200,000	100%	Ingram Micro Systems (2013/2023)	200,000	$16,189	$81	Fee	$15,225	10/2013 5.65%

Andover, MA	2005	100%	93,000	100%	PAETEC Comm. (2022/2037)	93,000	6,912	74	Fee	(1)	(1)

Cerritos, CA	2012	100%	187,000	60%	Marina Medical Billing (2018)	44,000	21,423	115	Fee	23,184	01/2017 5.07%

Chicago, IL (One East Erie)	2005	100%	126,000	94%	The Gettys Group (2012/2016)	13,000	21,038	167	Fee	20,200	03/2016 5.75%
					River North Surgery (2015/ n/a)	15,000

Chicago, IL (River City / Marc Realty)	2007	60%	253,000	50%	ITAV (2024/2029)	35,000	14,719	58	Fee	8,700	04/2015 6.25%
					MFS/Worldcom (2019/2023)	60,000

Deer Valley, AZ	2010	100%	82,000	96%	United Healthcare (2017/2027)	42,000	10,600	129	Fee	(1)	(1)
					Premier Research (2016/2026)	14,000
					Southwest Desert Cardiology (2022/2037)	9,000

Englewood, CO Crossroads I	2010	100%	118,000	90%	Hitachi Data (2024) RGN-Denver LLC (2015/ 2025)	53,000 17,000	7,554	64	Fee	(1)	(1)

Englewood, CO Crossroads II	2010	100%	118,000	87%	TIC Holdings (2019 / 2044)	74,000	10,419	88	Fee	(1)	(1)

Houston, TX	2004	30%	614,000	100%	Spectra Energy (2018/2028)	614,000	56,919	93	Fee	52,052	04/2016 6.15%

Lisle, IL	2006	100%	169,000	82%	United Healthcare (2014/n/a)	41,000	19,385	115	Fee	5,752	10/2014 Libor+2.5%

Lisle, IL	2006	100%	67,000	1%	No tenants over 10%	—	5,286	79	Fee	—	—

Lisle, IL (Marc Realty)	2006	60%	54,000	100%	Ryerson (2018/2028)	54,000	3,716	69	Fee	5,543	03/2017 5.55%

New York, NY (450 West 14th)	2011	70%	105,000	82%	Alice + Olivia (2021/2031)	27,000	58,438	557	Ground Lease	51,982	05/2016 Libor +2.5%
					Fast Retailing (2026/2036)	23,000
					Access Industries (2021/2031)	14,000

Orlando, FL	2004	100%	257,000	100%	Siemens Real Estate, Inc. (2017/2042)	257,000	13,778	54	Ground Lease	37,580	07/2017 6.40%

Plantation, FL	2004	100%	120,000	100%	AT&T Service, Inc. (2020/2035)	120,000	11,121	93	Fee	10,811	04/2018 6.48%

South Burlington, VT	2005	100%	54,000	100%	Fairpoint Comm. (2014/2029)	54,000	2,829	52	Ground Lease	(1)	(1)

Subtotal - Office			2,617,000				$280,326			$231,029

(Continued on next page)

CONSOLIDATED OPERATING PROPERTIES (Continued)

Description and Location	Year Acquired	Trust’s Owner- ship	Rentable Square Feet	(**) % Leased	Major Tenants (Lease /Options Expiration)	Major Tenant Sq. Ft.	($000’s) Depreciated Cost Basis	Cost per Square Foot or Unit	Owner- ship of Land	($000’s) Debt Balance	Debt Maturity & Int Rate
Retail
Atlanta, GA	2004	100%	61,000	100%	The Kroger Co. (2016/2026)	61,000	$1,958	$32	Ground Lease	(1)	(1)
Denton, TX	2004	100%	46,000	100%	Diesel Fitness (2016)	29,000	1,775	39	Fee	(1)	(1)
					Harbor Freight Tools (2022)	17,000
Greensboro, NC	2004	100%	46,000	100%	The Kroger Co. (2017/2037)	46,000	3,029	66	Ground Lease	(1)	(1)
Louisville, KY	2004	100%	47,000	100%	The Kroger Co. (2015/2040)	47,000	2,545	54	Fee	(1)	(1)
Seabrook, TX	2004	100%	52,000	100%	The Kroger Co. (2015/2040)	52,000	1,729	33	Fee	(1)	(1)

Subtotal Retail			252,000				$11,036

Other											(1)
Warehouse

Jacksonville, FL	2004	100%	588,000	100%	Football Fanatics (2015/2024)	561,000	10,426	18	Fee	(1)
Mixed Use
Churchill, PA	2004	100%	52,000	100%	Westinghouse (2024)	52,000	5,745	110	Fee	—	—
Residential
Meriden, CT	2010	100%	180 units	97%	n/a	n/a	23,673	132	Fee	21,000	11/2022 3.95%
Memphis, TN	2012	100%	320 units	94%	n/a	n/a	20,896	65	Fee	13,408	08/2014 Libor + 2.5%

Greensboro, NC	2012	100%	284 units	92%	n/a	n/a	18,334	65	Fee	15,139	08/2016 6.22%

Subtotal - Other			640,000				$79,074			$49,547

Total Consolidated Properties			3,509,000				$370,436			$280,576

(**)	Occupancy rates include all signed leases, including space undergoing tenant improvements.

Notes	to Consolidated Properties - Selected Data
(1)	These properties collateralize our revolving line of credit.
(2)	The Amherst, New York office property consists of two separate buildings. The ground underlying the properties is leased to us by the local development authority pursuant to a ground lease which requires no payment. Effective October 31, 2013, legal title to the ground will vest with us.

UNCONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of unconsolidated operating properties at December 31, 2012. Our portfolio of unconsolidated properties is accounted for under the equity method of accounting. These properties consist of 11 commercial properties consisting of 3,893,000 square feet and 27 residential apartment complexes consisting of 4,655 units.

	Year Acquired	Trust’s Ownership	Rentable Square Feet	(**) % Leased	Major Tenants (Lease / Options Expiration)	Major Tenants Sq. Ft.	($000’s) Equity Investment Balance	Ownership of Land	($000’s) Debt Balance (1)	Debt Maturity & Int Rate
Marc Realty Portfolio - Equity Investments
223 West Jackson Chicago, IL (Brooks Building)	2005	50%	168,000	76%	No tenants over 10%	—	$7,983	Fee	$6,967	09/2017 Libor + 2.75%
4415 West Harrison Hillside, IL (High Point)	2005	50%	192,000	62%	North American Medical Mgmt (2015/2020)	20,400	2,241	Fee	4,432	12/2015 5.62%
1701 E. Woodfield, Schaumburg, IL	2005	50%	175,000	87%	No tenants over 10%	—	1,977	Fee	5,504	09/2015 Libor + 3% (2)
2205-55 Enterprise Westchester, IL	2005	50%	130,000	91%	Consumer Portfolio (2014/2019)	18,900
					Uro Partners (2015/ NA)	14,500	2,679	Fee	8,966	10/2019 4.30%

Total - Marc Realty Portfolio			665,000				$14,880		$25,869

Sealy Venture Properties - Equity Investments
Atlanta, GA (Northwest Atlanta)	2006	60%	472,000	77%	Original Mattress (2020/2025)	57,000	$8,104	Fee	$13,773	09/2015 Libor + 5.35% (3)
Atlanta, GA (Newmarket)	2008	68%	470,000	52%	No tenants over 10%	—	—	Fee	37,000	11/2016 6.12%
Nashville, TN (Airpark)	2007	50%	1,155,000	83%	No tenants over 10%	—	—	Fee	74,000	05/2012 5.77%

Total - Sealy Venture Properties			2,097,000				$8,104		$124,773

Mentor Retail LLC - Equity Investment
39 South State Street Chicago, IL	2012	50%	7,000	100%	American Apparel (2022/ NA)	7,000	$551	Fee	$2,497	09/2017 10%

WRT-Elad One South State - Equity Investment
One South State Street Chicago, IL	2012	50%	942,000	91%	Target (2038 / 2063)	147,000	$25,104	Fee	$105,575	02/2015 11%

					Walgreens (2022/2027)	95,000
					Illinois Dept. of Employment (2014/2019)	243,000
					Art Institute of Chicago (2020/2030)	153,000

701 Seventh WRT Investor - Equity Investment										10/2015
701 Seventh Avenue New York, NY	2012	61%	120,000		(11)	—	$28,735	Fee	$375,000	LIBOR + 10.20% (4)

WRT-Fenway Wateridge - Equity Investment
10525 Vista Sorrento Parkway San Diego, CA	2012	50%	62,000	94%	Verint Americas (2018 / NA)	6,500	$1,522	Fee	$—

					Flores Lund (2017 / NA)	10,000
					Quidel Corp. (2013 / NA)	11,000
					Verizon Wireless (2013 / NA)	15,000

(**)	Occupancy rates include all signed leases including space undergoing tenant improvements

(Continued on next page)

UNCONSOLIDATED OPERATING PROPERTIES - (Continued)

	Year Acquired	Trust’s Ownership	Units	% Leased	Ownership of Land	($000’s) Debt Balance (1)	Debt Maturity & Int Rate (6)	Subordinated Debt ($000’s)	Subodinated Debt Maturity
Vintage Housing Holdings LLC - Equity Investment
Agave Associates Elk Grove, CA	2011	(5)	188	95%	Fee	$14,600	10/2036 SIFMA + 1.17%	$2,500	12/2036 3.50%
Vintage at Bend Bend, OR	2011	(5)	106	97%	Fee	5,500	12/2036 SIFMA + 1.20%
The Bluffs Apartments Reno, NV	2011	(5)	300	95%	Fee	18,700	10/2035 SIFMA + 1.38%	8	7/2033 3%
Bouquet Canyon Seniors Santa Clarita, CA	2011	(5)	264	99%	Fee	11,062	7/2028 6.38%
Vintage at Bremerton Bremerton, WA	2011	(5)	143	91%	Fee	6,200	3/2033 SIFMA + 1.09%
Vintage at Burien Burien, WA	2011	(5)	101	97%	Ground Lease	6,780	1/2038 SIFMA + 1.47%
Vintage at Chehalis Chehalis, WA	2011	(5)	150	94%	Fee	8,190	6/2040 SIFMA + 1.62% (7)
Elk Creek Apartments Sequim, WA	2011	(5)	138	99%	Fee	7,352	11/2039 6.54%
Vintage at Everett Everett, WA	2011	(5)	259	97%	Fee	16,395	1/2038 SIFMA + 1.44%
Falls Creek Apartments Couer d’ Alene, ID	2011	(5)	170	91%	Fee	8,330	12/2040 6.26%
Forest Creek Apartments Spokane, WA	2011	(5)	252	95%	Fee	13,680	6/2040 SIFMA + 1.62%
Hamilton Place Seniors Bellingham, WA	2011	(5)	94	98%	Fee	3,590	7/2033 SIFMA + 1.43%	105	7/2014 5.88%
Heritage Place Apartments St. Ann, MO	2011	(5)	113	95%	Fee	1,776	7/2015 8.37%	506	5/2039 1.0%
Holly Village Apartments Everett, WA	2011	(5)	149	100%	Fee	7,035	7/2032 SIFMA + 1.44%
Larkin Place Apartments Bellingham, WA	2011	(5)	101	94%	Fee	4,825	7/2033 SIFMA + 1.40%
Vintage at Mt. Vernon Mt. Vernon, WA	2011	(5)	154	97%	Fee	7,500 1,040	1/2037 SIFMA + 1.65% (8) SIFMA + 1.65% (9)
Vintage at Napa Napa, CA	2011	(5)	115	96%	Fee	6,043	6/2034 6.21%
Vintage at Richland Richland, WA	2011	(5)	150	93%	Fee	7,535	1/2038 SIFMA + 1.76%
Rosecreek Senior Living Arlington, WA	2011	(5)	100	99%	Fee	3,327	12/2037 SIFMA + 0.43%
Vintage at Sequim Sequim, WA	2011	(5)	118	99%	Fee	6,306	3/2038 SIFMA + 2.30%
Silver Creek Apartments Pasco, WA	2011	(5)	242	93%	Fee	12,985	1/2018 SIFMA + 1.66%
Vintage at Silverdale Silverdale, WA	2011	(5)	240	96%	Fee	14,880	9/2039 SIFMA + 2.87% (10)
Vintage at Spokane Spokane, WA	2011	(5)	287	95%	Fee	16,295	8/2040 SIFMA + 1.37%
Seven Hills/St Rose Henderson, NV	2011	(5)	244	96%	Fee	14,770	10/2035 SIFMA + 1.37%
Twin Ponds Apartments Arlington, WA	2011	(5)	134	95%	Fee	5,515 1,297	1/2038 SIFMA + 1.60% 6.20%
Vintage at Vancouver Vancouver, WA	2011	(5)	154	98%	Fee	7,725 646	1/2035 SIFMA + 2.16% 8.12%
Vista Sonoma Seniors Apts Santa Rosa, CA	2011	(5)	189	94%	Fee	10,050	1/2032 6.562%

Subtotal - Vintage Properties			4,655	units		$249,929		$3,119

(Continued on next page)

UNCONSOLIDATED OPERATING PROPERTIES - (Continued)

Notes to Unconsolidated Operating Properties Table

(1)	Debt balance shown represents the property level debt encumbering the properties.
(2)	An interest rate swap agreement with a notional amount of $5,632 effectively converts the interest rate to a fixed rate of 4.78%
(3)	An interest rate cap was purchased that caps LIBOR at 1%.
(4)	There is a LIBOR floor of 1%.
(5)	The Vintage equity investment of $30,534 represents a 75% interest in Vintage Housing Holdings LLC, an entity which owns the general partnership interests in the properties listed above.
(6)	SIFMA = Securities Industry and Financial Markets Association Municipal Swap Index. Each of the Vintage floating rate debt instruments is subject to an interest rate cap ranging from 5.50% and 8.25%.
(7)	An interest rate swap agreement with a notional amount of $7,951 effectively converts the interest rate to a fixed rate of 4.68%.
(8)	An interest rate swap agreement with a notional amount of $7,500 effectively converts the interest rate to a fixed rate of 5.23%.
(9)	An interest rate swap agreement with a notional amount of $1,039 effectively converts the interest rate to a fixed rate of 5.98%.
(10)	An interest rate swap agreement with a notional amount of $14,464 effectively converts the interest rate to a fixed rate of 5.70%.
(11)	There are no major tenants as the property is currently in development.

LEASE EXPIRATIONS

The following table sets forth a schedule of lease expirations at our consolidated and unconsolidated properties respectively, with respect to leases in place at December 31, 2012 for each of the next five years and thereafter (assuming that no tenants exercise renewals or cancellation options and that there are no tenant bankruptcies or other tenant defaults). Annual contractual rent under expiring leases represents base rent charges for the year ended December 31, 2012 and does not reflect any straight-line rent adjustments or expense reimbursements. The average annualized revenue per square foot as of December 31, 2012 was $17.47 for consolidated multi-tenant operating properties and $8.79 for consolidated single tenant operating properties. Annualized revenue represents contractual base rent for December multiplied by twelve.

The following tables set forth certain information concerning lease expirations:

Year of Lease Expirations	Number of Expiring Leases	Net Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases (%)	Annual Contractual Rent Under Expiring Leases ($)	Annual Rent Per Leased Square Foot of Expiring Leases ($)
Consolidated Multi Tenant Operating Properties:
2013	16	52,000	6%	$875,000	$16.83
2014	19	122,000	14%	1,937,000	15.88
2015	16	67,000	7%	1,218,000	18.18
2016	10	97,000	11%	1,267,000	13.06
2017 and Thereafter	49	562,000	62%	10,426,000	18.55

			100%

Consolidated Single Tenant Operating Properties:
2013	1	200,000	9%	2,016,000	10.08
2014	1	54,000	2%	820,000	15.19
2015	3	660,000	30%	1,163,000	1.76
2016	2	88,000	4%	380,000	4.32
2017 and Thereafter	7	1,236,000	55%	15,301,000	12.38

			100%

Unconsolidated Operating Properties:
2013	125	539,000	19%	4,998,000	9.27
2014	59	564,000	20%	7,899,000	14.00
2015	74	440,000	16%	4,453,000	10.12
2016	34	222,000	8%	2,508,000	11.30
2017 and Thereafter	45	1,014,000	37%	14,133,000	13.94

			100%

TENANT DIVERSIFICATION

The following table sets forth information regarding the leases with respect to the five largest tenants in our consolidated properties portfolio, based on the amount of square footage leased by our tenants at December 31, 2012.

Tenant	Property	Remaining Lease Term in months	Total Leased Square Fee	Percentage of Aggregate Portfolio Leased Square Feet (%) (1)	Percentage of Aggregate Portfolio Annual Rent (%) (2)
Spectra Energy	Houston, TX	160	614,000	19.5%	19.6%
Football Fanatics, Inc.	Jacksonville, FL	31	561,000	17.8%	1.9%
Siemens Real Estate, Inc.	Orlando, FL	60	257,000	8.1%	8.8%
The Kroger Company	Various (3)	41	206,000	6.5%	2.9%
Ingram Micro, Inc.	Amherst, NY	10	200,000	6.3%	5.1%

(1)	Represents percentage of square footage leased excluding month to month leases.
(2)	Represents base rent plus straight line rent adjustments less concessions and abatements.
(3)	The Kroger Company is a tenant in four net leased properties located in Georgia, Kentucky, North Carolina and Texas. Remaining lease term represents a weighted average based on square footage and percentage of annual rent represents an aggregate of all four properties.

GROUND LEASES

On certain of our properties we own the improvements and lease the land underlying the improvements pursuant to ground leases.

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum
Atlanta, GA	09/30/16	Two 5-Year Renewal Options (Extended Term 2026)	Ground lease calls for $30,000/yr. plus 1/2 of 1% of sales greater than $27,805,800. (1)

Greensboro, NC	12/31/17	Two 5-Year and 15 one-year Renewal options (Extended Term 2042)	Ground lease calls for $83,041/yr. increased by approximately $12,000 for each successive renewal period plus 1% of sales over $37,405,200. (1)

Orlando, FL	12/31/17	Five 5-Year Renewal Options (Extended Term 2037)	Ground lease calls for $2/yr. of rent though the current term and then fair market value for each successive renewal period. (1)

South Burlington, VT	01/02/15	Three 5-Year and One 10-Year Renewal Options (Extended Term 2040)	Ground lease calls for $51,854/yr. though the current term and then fair market value. (1)

450 West 14th Street New York, NY	05/31/53	None	Ground Lease calls for $103,591/month plus increases of 3% per annum each June as well as $100,000 increases of 3% per annum on November 1, 2013, 2015 and 2017.

(1)	The lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

MORTGAGE LOANS

Information pertaining to the terms of the first mortgages for each of the properties is included in the table at the beginning of Item 2 - Properties.

ITEM 3 – LEGAL PROCEEDINGS

The Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Trust’s business activities, these lawsuits are considered routine to the conduct of its business. The Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Trust. As of December 31, 2012, the Trust was not involved in any material litigation.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 – MARKET FOR TRUST’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares are listed for trading on the New York Stock Exchange, under the symbol “FUR.”

The table below sets forth the high and low sales prices as reported by the New York Stock Exchange for our Common Shares for each of the periods indicated.

	High	Low
Year Ended December 31, 2011:
First quarter	$13.15	$11.42
Second quarter	12.46	11.59
Third quarter	12.03	8.54
Fourth quarter	10.55	8.16

Year Ended December 31, 2012:
First Quarter	12.28	10.32
Second Quarter	12.28	10.04
Third Quarter	12.67	10.55
Fourth Quarter	11.50	10.32

Holders

As of December 31, 2012 there were 536 record holders of our Common Shares. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

Dividends

In order to retain REIT status, and thus avoid paying federal corporate tax, we are required by the Code to distribute at least 90% of our REIT taxable income. Dividends declared on Common Shares in each quarter for the last two years are as follows:

Quarter Ended	2012	2011
March 31	$0.1625	$0.1625
June 30	0.1625	0.1625
September 30	0.1625	0.1625
December 31	0.1625	0.1625

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

See Item 7 – Common and Preferred Share Dividends for a further description of our dividend policy.

The following table sets forth the shares repurchased during the fourth quarter of 2012.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
11/1/12 – 11/30/12	70,040	$10.52	70,040	1,429,960

Performance Graph

The following graph is a comparison of the five-year cumulative return of Common Shares, a peer group index and the Morgan Stanley REIT Index (“MSCI US REIT”) for the periods shown. The peer group consists of REITs with diverse investments which is in contrast to REITs which target a certain asset type, class or geographic location. The peer group REITs also have current market values as of January 24, 2013 under $750,000,000. The graph assumes that $100 was invested on December 31, 2007 in our Common Shares, a peer group index and the Morgan Stanley REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph. It should also be noted that if Common Shares were purchased at times after December 31, 2007, the results depicted would not have been the same.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Winthrop Realty Trust	100.00	44.60	49.48	61.31	51.85	59.63
MSCI US REIT (RMS)	100.00	62.03	79.78	102.50	111.41	131.20
FUR Peer Group Index*	100.00	65.53	74.85	93.76	71.17	88.14

*	Peer Group consists of REITs with a diversity and other property focus and have a current market value as of January 3, 2013 of Less than $750M.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected, historical, consolidated financial data for the Trust and should be read in conjunction with the Consolidated Financial Statements of the Trust and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Operating Results
(in thousands, except per share data)
Revenue	$72,498	$68,247	$53,402	$45,335	$41,875

Income (loss) from continuing operations (1)	$24,698	$10,278	$18,218	$(85,542)	$(70,601)
Income (loss) from discontinued operations (2)	(67)	655	(1,741)	1,195	2,425

Net income (loss)	24,631	10,933	16,477	(84,347)	(68,176)
Preferred dividends	(9,285)	(924)	(288)	(147)	—

Net income (loss) applicable to Common Shares	$15,346	$10,009	$16,189	$(84,494)	$(68,176)

Per Common Share
Income (loss) from continuing operations, basic	$0.46	$0.30	$0.80	$(5.26)	$(4.75)
Income (loss) from discontinued operations, basic (2)	—	0.02	(0.08)	0.07	0.16

Net income (loss) applicable to Common Shares, basic	$0.46	$0.32	$0.72	$(5.19)	$(4.59)

Income (loss) from continuing operations per Common Share, diluted	$0.46	$0.30	$0.80	$(5.26)	$(4.75)
Income (loss) from discontinued operations, diluted	—	0.02	(0.08)	0.07	0.16

Net income (loss) applicable to Common Shares, diluted (3)	$0.46	$0.32	$0.72	$(5.19)	$(4.59)

Dividends declared per Common Share (3)	$0.65	$0.65	$0.65	$0.9125	$1.35

Balance Sheet Data:
(in thousands)
Total Assets	$923,163	$733,933	$610,128	$493,192	$578,094

Total Debt	$421,422	$300,090	$277,193	$238,067	$299,865

Non-Controlling redeemable preferred interest	$—	$—	$3,221	$12,169	$—

Total Shareholders’ Equity	$454,510	$387,802	$295,771	$217,089	$248,250

(1)	Income (loss) from continuing operations, including per share data, are net of non-controlling interests.
(2)	The results of Ventek and the Biloxi, Mississippi property were classified as discontinued operations for 2008. The results of the Athens, Georgia property were classified as discontinued operations for 2008 through 2010. The results of the Lafayette, Louisiana; Knoxville, Tennessee; Sherman, Texas; and St. Louis, Missouri properties were classified as discontinued operations for 2008 through 2011. The results of the Creekwood apartment property were classified as discontinued operations for 2008 and 2009. The results of the Indianapolis, Indiana and Memphis, Tennessee properties were classified as discontinued operations for 2008 through 2012.
(3)	In November 2008 Winthrop Realty Trust effected a 1-for-5 reverse stock split of its Common Shares of Beneficial Interest pursuant to which each of five shares of its Common Shares issued and outstanding as of the close of the market on November 28, 2008 were automatically combined into one Common Share, subject to the elimination of fractional shares.

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

Overview

As a diversified REIT, we operate in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As value investors we will focus and aggressively pursue our investment activity in the segment we believe will generate the greater overall return to us given market conditions at the time. In prior years we have demonstrated our ability to adjust our business plan to capitalize on evolving marketing conditions both with respect to business segment and capital structure. Based on market conditions in 2012, we focused our investment activity in our loan asset segment and to a lesser extent our operating properties segment with a view toward investing in assets that provided a current yield as well as the potential for long term appreciation. We will continue to invest in opportunities which we believe will yield superior risk adjusted returns. These investments may have returns weighted towards the back end of the invested life which may negatively impact current earnings.

We expect to be able to continue to execute on this strategy during 2013. We will mine our existing portfolio for follow-on opportunities and will seek to timely realize returns on such investments subject only to the disposition restrictions under the Internal Revenue Code in order to maintain our REIT status.

We believe that the economic recovery, while slow, will continue throughout 2013 with gradually increasing rental demand across most asset classes in most major markets. We also believe that lenders will continue to take advantage of their improved balance sheets by accelerating the disposition of their non-performing real estate related assets, both debt and real property. Accordingly, we anticipate no diminishment in value opportunities for investing in 2013, and we believe that new investments in loan assets as well as preferred equity will continue to provide the most opportunity.

During 2012 we invested $295,162,000. See Item 8 – Financial Statements and Supplementary Data, Note 4 for a description of our acquisitions. In light of the favorable investing environment, we supplemented our cash reserves with $77,563,000 of net proceeds from our offering of 9.25% Series D Cumulative Redeemable Preferred Shares, which we refer to as our Series D Preferred Shares, in March 2012, and with $83,228,000 in net proceeds from our issuance of 7.75% Senior Notes due August 2022 which we refer to as our Senior Notes. Additionally, during 2012 we received $166,915,000 from loan repayments and a return of our capital investment from our equity investments. See additional details in our “Liquidity and Capital Resources” section below.

We often acquire assets through joint ventures which allow us to employ third party co-investment capital to maximize diversification of risk and reduce capital concentration and in certain instances, leverage off of our joint venture partner’s experience and expertise in specific geographic areas and/or specific asset types. Our most notable joint venture investments made in 2012 include our investment in the Sullivan Center property in Chicago, Illinois and our recently completed venture with respect to 701 Seventh Avenue in the Times Square area of New York City.

With respect to our operating results for 2012, net income attributable to Common Shares was $15,346,000 or $0.46 per Common Share as compared with net income in 2011 of $10,009,000 or $0.32 per Common Share. The most significant factors in this change in net income were the impairment charges of $7,600,000 taken on our consolidated properties and other-than-temporary impairment charges of $21,058,000 on our equity investments in 2011. Funds From Operations attributable to Common Shares was $46,187,000 or $1.40 per Common Share for 2012 as compared to Funds From Operations of $58,236,000 or $1.85 per Common Share in 2011. See “Results of Operations” below.

Loan Assets

Our investment strategy in 2012 focused heavily on our loan asset segment which we believed would generate the greatest overall return to us through interest payments as well as appreciation either through acquiring loan assets at a discount or acquiring loan assets with the expectation of a borrower default or recapitalization that will lead to an equity ownership interest.

During 2012 we received repayment in full on five loans receivable for a total repayment of $80,350,000. We also had two loans held in equity investments that were fully repaid resulting in return of capital distributions to us totaling $84,026,000. Additionally, our West Olive bonds which are classified as loan securities were paid at par resulting in proceeds to us of $6,359,000.

In addition, during 2012 we invested approximately $191,136,000 in new loan assets consisting of whole loans, B-notes, mezzanine loans and preferred equity as well as loans held in joint ventures. As a result of our loan repayments, operating income from loan assets decreased by $2,819,000 to $33,401,000 for the year ended December 31, 2012 compared to $36,220,000 for the year ended December 31, 2011. For a description of our loan assets acquired during 2012 see Item 8. Financial Statements, Note 4.

We intend to continue our loan asset acquisition and origination strategy in 2013 with a focus on loans with underlying collateral value, future income return potential and in certain cases, acquisitions of non-performing loans in the fulcrum position which have a high possibility that our debt position in the capital stack will be converted into equity participation. An example of this strategy is our recent acquisition of the first mortgage loan on a 514,000 square foot office building located at 1515 Market Street in Philadelphia, Pennsylvania. This loan was in maturity default at the time of our acquisition. Subsequent to year end we restructured this loan, acquired for $10,000 an indirect 49% interest in the property, including an additional 40% profits participation and became the general partner of the property owner.

Operating Properties

In addition to the opportunities captured in our loan asset segment, we are experiencing growth in our operating properties portfolio. This growth can also be attributed to distressed loans as lenders seek to divest of real estate on which they previously foreclosed or loans which have a maturity default under which we are able to foreclose and take ownership of the property. For instance, our 320 unit multi-family property located in Memphis, Tennessee, Waterford Place, was acquired in April 2012 from a lender who had previously foreclosed on the property.

During 2012 we acquired three new consolidated operating properties and purchased non-controlling interests in three additional consolidated operating properties. We also made equity investments in five operating properties in 2012. During 2012 we sold three consolidated operating properties and four of our Marc Realty equity investments. For details of our operating property activity see Item 8 – Financial Statements, Note 4.

Consolidated Operating Properties

During 2012 we saw increases in our operating income from our operating properties as a result of favorable operating results from same store properties, that is, properties held for all 12 months of both 2012 and 2011, complemented by our new store property operating results. As of December 31, 2012 our consolidated properties were approximately 89.9% leased compared to approximately 74.2% leased at December 31, 2011.

Tenant Concentration – At December 31, 2012, we had two tenants, Spectra Energy and Siemens Real Estate, which represented approximately 19.6% and 8.8%, respectively, of our annualized base rental revenues from consolidated commercial operating properties and 10.6% and 4.8% , respectively, of total revenue.

Equity and Preferred Equity Investments

Vintage Housing – During 2012 we invested an additional $6,779,000 in our Vintage platform. These investments were utilized to acquire the general partnership interests in two development stage multi-family properties. During the years ended December 31, 2012 and 2011, we recorded net income from our investment in Vintage Housing of $4,603,000 and $113,000, respectively and received cash distributions of $6,023,000 and $1,561,000, respectively. The Vintage properties were 96% occupied at November 30, 2012. We have elected to recognize our earnings on a one month lag.

Sullivan Center - During the first quarter of 2012 we increased our equity investment operating property portfolio with our investment in Sullivan Center, a 942,000 square foot, office and retail property in downtown Chicago. Our contribution of $24,201,000 represents a 50% interest in (i) a $47,458,000 mezzanine loan collateralized by the borrower’s equity in the property and (ii) a 65% future profits participation. We recognized income of $903,000 in 2012 on our aggregate investment in Sullivan Center. The Sullivan Center was 91% leased at November 30, 2012. We have elected to recognize our earnings on a one month lag.

701 Seventh Avenue – In October 2012 we entered into a joint venture to acquire and redevelop a 120,000 square foot property and associated air rights located at 701 Seventh Avenue, New York, New York. We made an initial investment of $28,971,000 in the venture. We have elected to recognize our earnings on a three month lag.

Sealy - Two of the investment properties are located in Atlanta, Georgia, (Northwest Business Park and Newmarket), which had occupancies, inclusive of leases signed not yet commenced, of 70% and 50% respectively, at December 31, 2012 as compared to occupancy of 77% and 52%, respectively at December 31, 2011. The third Sealy investment is located in Nashville, Tennessee and was 84% and 83% occupied at December 31, 2012 and December 31, 2011, respectively.

The loans secured by the Newmarket property and the Nashville, Tennessee property continue to be in special servicing. We, together with our venture partner, are attempting to negotiate a restructuring of the debt with the special servicers. There can be no assurance that a restructuring of the loans will be accomplished.

Marc Realty – During 2012 we sold six of the Marc Realty equity investments to our joint venture partner for aggregate proceeds of $19,850,000. As of December 31, 2012 we held equity interests in four properties with Marc Realty which consist of an aggregate of approximately 665,000 rentable square feet of office and retail space which was 78% occupied at December 31, 2012 as compared to 79% occupied at December 31, 2011.

REIT Securities

During the fourth quarter of 2012 we sold a significant portion of our investment in common shares of other REITs, particularly in Cedar Realty Trust Inc. for net proceeds of approximately $17,160,000. At December 31, 2012 we held 3,000,716 shares of common stock in Cedar Realty Trust.

During the year ended December 31, 2012 we invested $5,655,000 in REIT securities. We sold REIT securities with an original cost of $13,338,000 and received cash proceeds of $21,774,000. As of December 31, 2012 our portfolio of REIT securities had a fair value of $19,694,000 compared to an original acquisition cost basis of $15,876,000.

Liquidity and Capital Resources

At December 31, 2012, we held $97,682,000 in unrestricted cash and cash equivalents and $19,694,000 in REIT securities. In addition, as of December 31, 2012 we had, subject to covenant compliance, $50,000,000 available to draw on our revolving line of credit.

We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are unable to reinvest all of our operating cash flow and are dependent on raising capital through equity and debt issuances or forming ventures with investors to obtain funds with which to expand our business. Accordingly, we anticipate that capital with which to make future investment and financing activities will be provided from return of capital received from proceeds from loan maturities and prepayments, borrowings, the issuance of additional equity and debt securities as well as proceeds from sales of existing assets.

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

Public Offerings

On March 23, 2012 we executed an underwritten public offering of 3,220,000 shares of our Series D Preferred Shares. The shares were issued at a price of $25.0385 per share before underwriter’s discount and we received net proceeds of approximately $77,563,000 after underwriting discounts, commissions and expenses.

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

In August 2012 we closed on an underwritten public offering of $86,250,000 of our Senior Notes at an issue price of 100% par value. We received net proceeds, after deducting the underwriting discounts and commission and estimated offering expenses, of $83,213,000. We are required to pay quarterly interest on the Senior Notes on each of February, May, August and November 15. In addition we may redeem the Senior Notes, in whole or in part, at any time or from time to time on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.

Debt Maturities

At December 31, 2012, our balance sheet contains mortgage debt payable of $280,576,000. We have $15,225,000 of mortgage debt maturing in 2013, $19,160,000 maturing in 2014 and $8,700,000 maturing in 2015 with the remainder maturing in 2016 or later. With respect to our debt maturing in 2013, we anticipate seeking replacement financing upon execution of a lease extension we are currently negotiating with the current tenant at our Amherst, New York property. We have a $50,000,000 revolving line of credit which matures in March 2014 with an option to extend to March 2015. On December 31, 2012, we had no amounts outstanding on the line of credit. We continually evaluate our debt maturities and except as noted above on our Sealy equity investments, based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Net Loss Carry Forwards

At December 31, 2011, we had a net operating loss carry forward of approximately $4,830,000 which expires in 2023. We do not anticipate having to utilize any of the net operating loss carry forward in 2012. The utilization of a majority of our net operating loss carry forward will limit our ability to shelter taxable income in the future which may require us to distribute funds and reduce cash available for reinvestment on a going forward basis. We had capital loss carry forwards of $43,430,000 at December 31, 2011 which expire from 2014 through 2015. We anticipate utilizing $12,266,000 of the capital loss carry forward in 2012.

Cash Flows

Our liquidity based upon cash and cash equivalents increased by approximately $56,730,000 from $40,952,000 at December 31, 2011 to $97,682,000 at December 31, 2012.

Our cash flow activities for the year ended December 31, 2012 are summarized as follows (in thousands):

Net cash flow provided by operating activities	$46,435
Net cash flow used in investing activities	(109,447)
Net cash flow provided by financing activities	119,742

Increase in cash and cash equivalents	$56,730

Operating Activities

For the year ended December 31, 2012, our operating activities generated consolidated net income of $24,384,000 and positive cash flow of $46,435,000. Our cash provided by operations reflects our net income adjusted by: (i) a decrease for non-cash items of $13,285,000 representing primarily current period loan discount accretion and unrealized gains on loan securities offset by adding back depreciation and amortization expenses and $3,260,000 for impairment charges; (ii) an increase of $15,720,000 for discount accretion received in cash; (iii) an increase for $21,690,000 of distributions from non-consolidated interests; and (iv) a net decrease due to changes in other operating assets and liabilities of $2,074,000. See our discussion of Results of Operations below for additional details on our operations.

Investing Activities

Cash flow used in investing activities for the year ended December 31, 2012 was approximately $109,447,000 as compared to cash flows used in investing activities of approximately $105,350,000 for the comparable period in 2011. The change from 2011 of approximately $4,097,000 resulted primarily from increased investments in loans receivable and real estate assets offset by decreased investment in equity investments and increased return of capital distributions from our equity investments.

Net cash used in investing activities of $109,447,000 for the year ended December 31, 2012 was comprised primarily of the following:

•	$58,650,000 for the acquisition of our 1515 Market Street loan receivable;

•	$40,000,000 for the origination of our Queensridge Towers loan receivable;

•	$30,000,000 for the acquisition of our Broward loan receivable;

•	$29,025,000 for investment in our 701 7th Avenue joint venture;

•	$21,473,000 for the acquisition of our Memphis, Tennessee (Waterford) property;

•	$20,696,000 for the acquisition of four B-Notes;

•	$14,051,000 for investment in our WRT-Elad joint venture;

•	$12,305,000 for investment in capital and tenant improvements at our operating properties;

•	$11,933,000 for three new loan originations;

•	$10,915,000 for investment in our 10 Metrotech joint venture;

•	$8,036,000 for investment in our WRT-Stamford loan joint venture;

•	$7,522,000 for investment in our WRT-Fenway Wateridge joint venture;

•	$7,000,000 for the acquisition of Lexington Realty Trust’s investment in Concord;

•	$6,817,000 for investment in our Vintage Housing Holding joint venture;

•	$5,655,000 for purchases of REIT securities carried at fair value;

•	$4,972,000 for investment in our Marc Realty equity investments;

•	$3,900,000 for the acquisition of our Greensboro, North Carolina (Lake Brandt) property; and

•	$2,521,000 for the acquisition of our Mentor loan receivable.

These uses of cash flow were offset primarily by:

•	$72,342,000 in return of capital distributions from our SoCal Office Portfolio Loan equity investment;

•	$68,824,000 in collection of loans receivable;

•	$21,774,000 in proceeds from the sale of securities carried at fair value;

•	$7,800,000 in return of capital distributions from our ROIC-Riverside equity investment;

•	$7,024,000 in proceeds from the sale of our Churchill, Circle Tower and Kroger – Memphis real estate investments;

•	$6,359,000 in proceeds from the payoff of par of loan securities;

•	$4,297,000 in proceeds from the sale of two of our Marc Realty investments and our FII Co-invest investment; and

•	$3,524,000 in return of capital distributions from our Marc Realty equity investments.

Financing Activities

Cash flow provided by financing activities for the year ended December 31, 2012 was approximately $119,742,000 as compared to cash flow provided by financing activities of approximately $61,358,000 for the comparable period in 2011. This change of approximately $58,384,000 resulted primarily from proceeds from new mortgage loans payable, proceeds from the issuance of our Senior Notes, proceeds from the issuance of Series D Preferred Shares and a decrease in principal payments on our mortgage loans payable.

Net cash provided by financing activities of $119,742,000 for the year ended December 31, 2012 was comprised primarily of the following:

•	$86,250,000 in proceeds from the issuance of Senior Notes Payable;

•	$77,563,000 in proceeds from the issuance of Series D Preferred Shares;

•	$25,000,000 in proceeds from the secured financing of our Queensridge Tower loan;

•	$21,000,000 in proceeds from a new mortgage loan payable on our Meriden, Connecticut property;

•	$13,500,000 in proceeds from a new mortgage loan payable on our Memphis, Tennessee property;

•	$3,500,000 paid to us in exchange for an interest in our consolidated SoCal Office joint venture; and

•	$2,397,000 in advances on our 450 W 14th Street property mortgage loan payable.

These sources of cash flow were offset primarily by:

•	$40,000,000 for payments on our revolving line of credit;

•	$25,584,000 for mortgage loan repayments;

•	$21,488,000 for dividend payments on our Common Shares;

•	$9,285,000 for dividend payments on our Series D Preferred Shares;

•	$7,242,000 for distribution to non-controlling interests, primarily for our SoCal office joint venture;

•	$4,198,000 for deferred financing costs;

•	$1,650,000 for the acquisition of non-controlling interests in our Westheimer property;

•	$1,230,000 for payments on our secured financings; and

•	$400,000 for the acquisition of non-controlling interests on our Deer Valley property.

Future Cash Commitments

Future Funding Requirements

In addition to our initial purchase price of certain loans and operating properties, inclusive of purchases made through equity investment ventures, we have future funding requirements which total approximately $39,104,000 at December 31, 2012. Of this amount, approximately $39,029,000 represents our future commitment to our 701 Seventh Avenue venture.

Common and Preferred Share Dividends

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

During 2012 we paid a regular quarterly dividend of $0.1625 per Common Share. We paid a regular quarterly dividend of $0.578125 per Series D Preferred Share.

Contractual Obligations

The following table summarizes our payment obligations under contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2012 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Mortgage loans payable (principal and interest) (1)	$350,823	$35,907	$66,238	$214,823	$33,855
Senior notes payable	150,587	6,684	13,369	13,369	117,165
Secured financings	56,850	16,259	40,591	—	—
Revolving line of credit (principal and interest) (1)	—	—	—	—	—
Ground lease obligations (2)	116,816	1,282	2,868	3,248	109,418
Advisors’ fee (3)	45,950	9,190	18,380	18,380	—

	$721,026	$69,322	$141,446	$249,820	$260,438

(1)	Does not reflect financing activity subsequent to December 31, 2012.
(2)	This obligation relates to the ground lease at our property located at 450 West 14th Street, New York, New York which expires May 31, 2053.
(3)	Advisor’s fee based upon the terms of the Advisory Agreement with our external advisor, effective January 1, 2013, with no effect given to any equity that may be issued or repurchased after December 31, 2012. No amounts have been included for subsequent renewal periods of the Advisory Agreement.

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

Comparability of Financial Data from Period to Period

The comparability of financial data from period to period is affected by several items including (i) the timing of our acquisitions and leasing activities; (ii) the purchases and sales of assets and investments; (iii) when material other-than-temporary impairment charges on assets in our portfolio are taken; and (iv) the reclassification of assets. In this regard, the comparability of financial results for the years presented were impacted by other-than-temporary impairment charges on our equity investments recognized in 2011, property impairments recognized in 2012 and 2011, the addition of three operating properties in 2012, the acquisition of several loan assets in 2012 and 2011, the divestiture of several REIT securities in 2012 and 2011, and the sale of several of our Marc Realty equity investments in 2012.

Results of Operations

Our results of operations are discussed below by segment:

•	Operating Properties – our wholly and partially owned operating properties;

•	Loan Assets – our loans receivable, loan securities carried at fair value, and equity investments in loan assets;

•	REIT Securities – our ownership of equity and debt securities in other real estate investment trusts; and

•	Corporate – non-segment specific results which include interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our assets by segment at year end (in thousands):

	2012	2011
Operating properties	$562,822	$442,209
Loan assets	239,534	217,174
REIT securities	19,694	28,856
Corporate
Cash and cash equivalents	97,682	40,952
Restricted cash	—	3,914
Accounts receivable and prepaids	336	504
Deferred financing costs	3,095	318
Discontinued Operations	—	6

Total Assets	$923,163	$733,933

The increase in operating property assets was due primarily to the acquisition of three wholly owned properties, investment in four new operating property joint ventures and an additional investment in our Vintage Housing portfolio which acquired the general partnership interest in two development projects. These additions were partially offset by the sale of our Indianapolis, Indiana office property and our Memphis, Tennessee retail property.

The increase in loan assets was due primarily to loan acquisitions of $138,403,000 and loan originations of $52,733,000. These additions were offset by $84,026,000 in return of capital distributions received, primarily from our SoCal Office Loan equity investment, and $82,889,000 in loan receivable collections, including the repayment in full of our Magazine, 160 Spear, Broward, 30 North Michigan and 29 East Madison loans receivable.

The decrease in REIT securities assets was primarily the result of the sale of 52% of our shares of Cedar Realty Trust in 2012. In total, we received proceeds of $21,774,000 from the sale of securities in 2012. During 2012 we invested a total of $5,655,000.

The following table summarizes our results from continuing operations by segment for each of the years ended December 31 (in thousands):

	2012	2011	2010
Operating properties	$156	$(15,012)	$2,310
Loan assets	31,786	35,295	19,218
REIT securities	8,011	3,895	8,273
Corporate expenses	(15,502)	(13,086)	(10,695)

Consolidated income from continuing operations	$24,451	$11,092	$19,106

Comparison 2012 to 2011

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Rents and reimbursements	$51,375	$42,789
Operating expenses	(15,666)	(14,387)
Real estate taxes	(4,765)	(4,427)
Equity in loss of Marc Realty investments	(132)	(982)
Equity in income (loss) of Sealy Northwest Atlanta	(388)	4,308
Equity in loss of Sealy Airpark Nashville	—	(1,034)
Equity in loss of Sealy Newmarket	(2,811)	(2,936)
Equity in income of Vintage Housing	4,603	113
Equity in income of WRT-Elad	903	—

Operating income	33,119	23,444

Depreciation and amortization expense	(17,666)	(13,234)
Interest expense	(13,011)	(12,815)
Impairment loss on investments in real estate	(2,562)	(7,600)
Impairment loss on Marc Realty equity investment	—	(15,764)
Gain on consolidation of property	—	818
Settlement income	—	5,868
Impairment loss on Sealy equity investments	—	(5,294)
Gain (loss) on extinguishment of debt	(121)	9,358
Gain on sale of equity investments	397	207

Operating properties net income (loss)	$156	$(15,012)

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items, and including our share of income or loss from equity investments, increased by $9,675,000 compared to the prior year period.

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Year Ended December 31,
	2012	2011
Rents and reimbursements
Same store properties	$41,748	$41,868
New store properties	9,627	921

	51,375	42,789

Operating expenses
Same store properties	10,231	14,060
New store properties	5,435	327

	15,666	14,387

Real estate taxes
Same store properties	3,637	4,360
New store properties	1,128	67

	4,765	4,427

Consolidated operating properties operating income
Same store properties	27,880	23,448
New store properties	3,064	527

	$30,944	$23,975

The increase in operating income for our same store properties was primarily the result of a decrease in operating expenses of $3,829,000 and a decrease in real estate taxes of $723,000. The same store results were supplemented by positive results from our new store properties.

•

Rental revenues increased by $8,586,000 due to new store revenues of $8,706,000, while there was a slight decrease in same store revenues of $120,000. The decrease in same store revenue was the result of:

•	The sale of a portion of our Churchill, Pennsylvania property which occurred May 14, 2012;

•

An amendment to the lease terms for Spectra Energy at 5400 Westheimer located in Houston, Texas. The modified lease reduces the average annual contractual obligation but extends the term of the lease through April 30, 2026;

•	A decrease in average occupancy at 701 Arboretum located in Lisle, Illinois from 48% to 16%;

•	Parking revenue at our One East Erie property located in Chicago, Illinois resulting from spaces taken out of service due to a restoration project.

Which were partially offset by increases from:

•	Lease termination income of $785,000 from a 55,000 square foot tenant at our Chicago, Illinois property known as River City, which tenant terminated the lease effective August 2012;

•	Increased average occupancy at our property located in Deer Valley, Arizona from 67% to 91%;

•	Increased average occupancy at our property known as Crossroads II located in Englewood, Colorado from 51% to 82%;

•	Increased average occupancy at our property known as 550/650 Corporetum located in Lisle, Illinois from 58% to 75%.

•

Operating expenses increased by $1,279,000 due to expenses at our new store properties of $5,435,000. Same store operating expenses decreased by $3,829,000 due primarily to a decrease in expenses of $3,240,000 at our Churchill, Pennsylvania property, which had incurred $1,423,000 of costs associated with pursuing a settlement in 2011, and $599,000 at our Chicago, Illinois (River City) property;

•

Real estate tax expense increased by $338,000 as a result of our new store properties. Real estate tax of $1,128,000 at our new store properties was offset by a decrease of $723,000 at our same store properties. The reduction at our same store properties was primarily due to lower taxes at our Churchill, Pennsylvania and Chicago, Illinois (River City) properties while we experienced increased taxes due to a revaluation at our Meriden, Connecticut property.

Depreciation and amortization expense increased by $4,432,000 in 2012 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $196,000 primarily as a result of interest expense of $1,594,000 at our new store property located in New York, New York. These decreases were partially offset by refinancing our Meriden, Connecticut property and our Lisle, Illinois properties which resulted in decreased interest expense of $734,000.

During 2012 we recognized impairment charges of $1,738,000 on our Atlanta, Georgia retail property and $824,000 on our Denton, Texas property as a result of changes to the respective holding periods for these properties. During 2011 we recognized impairment charges of $4,600,000 on our Churchill, Pennsylvania property and $3,000,000 on one of our Lisle, Illinois properties. In addition, we recognized income of $5,868,000 in connection with the settlement of the litigation at our Churchill, Pennsylvania property. We also recognized $8,514,000 of gain on extinguishment of debt in connection with the early satisfaction of the debt on our Lisle, Illinois properties and $844,000 of gain in connection with the satisfaction of the debt at our Connecticut multi-family property. As a result of a change in control at our 450 W 14th Street property effective November 1, 2011, we began consolidating this property in 2011, and we recognized a gain on consolidation of $818,000 in 2011.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $2,175,000 for the year ended December 31, 2012 compared to a net loss of $531,000 for the year ended December 31, 2011. The increase was due primarily to:

•

Operating income from our Vintage portfolio increased by $4,490,000 primarily due to recognizing a full year’s income in 2012, a decrease in amortization expense and the addition of two properties. Our initial investment in the Vintage portfolio closed on June 24, 2011.

•	Operating loss from our Sealy Airpark Nashville investment decreased by $1,034,000 as a result of having written this investment down to $0 as of December 31, 2011.

•	Operating income from our combined WRT-Elad investment which closed February 3, 2012 was $903,000 for the year ended December 31, 2012.

•	Operating loss from our Marc Realty investments decreased by $850,000 primarily as a result of the sale of five investments during 2012. We recognized a gain of $165,000 on these sales.

Partially offset by:

•

Operating income from our Sealy Northwest Atlanta investment decreased by $4,696,000 due primarily to the discounted payoff of the first mortgage loan in June 2011. The discounted payoff resulted in an allocation of cancellation of debt income to us of approximately $5,502,000.

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

Loan Assets

The following table summarizes our results from our loan assets segment for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Interest	$11,736	$11,073
Discount accretion	8,333	13,401
Equity in earnings of preferred equity investment in Marc Realty	—	338
Earnings of Concord Debt Holdings	422	3,216
Earnings of CDH CDO	1,715	480
Earnings of Lex-Win Concord	—	258
Equity in earnings of ROIC-Riverside	706	936
Realized gain on sale of securities carried at fair value	614	—
Unrealized gain on loan securities carried at fair value	447	2,738
Equity in earnings (loss) of ROIC Lakeside Eagle	(42)	664
Equity in earnings of 46th Street Gotham	—	621
Equity in earnings of Sofitel	—	2,177
Equity in earnings of RE CDO Management	67	46
Equity in earnings of SoCal Office Loan Portfolio	9,706	272
Equity in loss of Concord Debt Holdings (1)	(456)	—
Equity in loss of CDH CDO (1)	(997)	—
Equity in earnings of WRT-Stamford	769	—
Equity in earnings of 10 Metrotech	335	—
Equity in Earnings of Mentor	46	—

Operating income	33,401	36,220
Interest expense	(1,494)	(850)
General and administrative expense	(121)	(75)

Loan assets net income	$31,786	$35,295

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative and interest expense, decreased by $2,819,000 as compared to the prior year period. The decrease was due primarily to:

•

a $5,068,000 decrease in discount accretion due primarily to the repayment of our Metropolitan Tower and Beverly Hilton loans in 2011 which was partially offset by an increase related to our 160 Spear and Magazine loans in May 2012;

•	a $3,270,000 decrease in earnings from our Concord investment primarily due to a loan loss reserve on Concord’s Thanksgiving Tower loan in 2012; and

•	a $2,291,000 decrease in unrealized gain on loan securities carried at fair value.

Partially offset by:

•

a $6,871,000 increase in net earnings from our other equity investment loan assets primarily due to earnings of $9,706,000 on our SoCal office portfolio loan investment which resulted from the payoff of the underlying loan asset at par.

Interest expense represents interest on (i) the $15,150,000 senior participation held by Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”), an unaffiliated third party, on our San Marbeya loan receivable, (ii) the $14,000,000 senior participation held by CDO-1 on our Hotel Wales loan and (iii) on the $23,770,000 recourse secured financing on our Queensridge Towers loan receivable. Both of the senior participations are treated as secured financings for financial statement purposes.

REIT Securities

The following table summarizes our results from our REIT securities segment for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Dividends	$1,054	$984
Gain on sale of securities carried at fair value	41	123
Unrealized gain on securities carried at fair value	6,916	2,788

Operating income	$8,011	$3,895

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, increased by $4,116,000 as compared to the prior year period. The increase was primarily due to a $4,128,000 increase in unrealized gain on securities carried at fair value primarily as a result of a change in the value of our shares of Cedar acquired subsequent to September 30, 2011.

Corporate

The following table summarizes our results from our corporate business segment for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Interest and other income	$699	$1,179
General and administrative	(12,393)	(11,173)
Transaction costs	(421)	(519)
Interest expense	(3,153)	(2,094)
Loss on redemption of Series B-1 Preferred Shares	—	(100)
State and local taxes	(325)	(379)

Operating loss	$(15,593)	$(13,086)

The increase in operating loss from corporate operations for the comparable periods was due primarily to a $1,220,000 increase in general and administrative expense due primarily to an increase in the base management fee paid to our Advisor of $1,263,000 and an increase of $361,000 in accounting fees which was partially offset by a $364,000 decrease in legal fees, and an increase in corporate interest expense of $1,059,000 resulting from the issuance of our Senior Notes.

Comparison 2011 to 2010

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the years ended December 31, 2011 and 2010. Certain balances have been reclassified as a result of discontinued operations (in thousands):

	2011	2010
Rents and reimbursements	$42,789	$36,274
Operating expenses	(14,387)	(7,758)
Real estate taxes	(4,427)	(2,412)
Equity in income (loss) of Marc Realty investments	(982)	1,776
Equity in income (loss) of Sealy Northwest Atlanta	4,308	(710)
Equity in loss of Sealy Airpark Nashville	(1,034)	(1,107)
Equity in loss of Sealy Newmarket	(2,936)	(1,193)
Equity in income of Vintage Housing	113	—

Operating income	23,444	24,870

Depreciation and amortization expense	(13,234)	(9,628)
Interest expense	(12,815)	(12,932)
Impairment loss on investments in real estate	(7,600)	—
Impairment loss on Marc Realty equity investment	(15,764)	—
Gain on consolidation of property	818	—
Settlement income	5,868	—
Impairment loss on Sealy equity investments	(5,294)	—
Gain on extinguishment of debt	9,358	—
Gain on sale of equity investments	207	—

Operating properties net income (loss)	$(15,012)	$2,310

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization and interest expense and other non-recurring non-operating items and our share of income or loss from equity investments, decreased by $1,426,000 compared to the prior year period.

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Year Ended December 31,
	2011	2010
Rents and reimbursements
Same store properties	$34,668	$35,443
New store properties	8,121	831

	42,789	36,274

Operating expenses
Same store properties	11,145	7,212
New store properties	3,242	546

	14,387	7,758

Real estate taxes
Same store properties	3,173	1,904
New store properties	1,254	508

	4,427	2,412

Consolidated operating properties operating income
Same store properties	20,350	26,327
New store properties	3,625	(223)

	$23,975	$26,104

The decrease in operating income for our same store properties was primarily the result of operating expenses and real estate taxes at our Churchill, Pennsylvania property and a decline in rents and reimbursements at our Lisle, Illinois properties. The decline in same store results was partially offset by positive results from our new store properties.

•

Rental revenues increased by $6,515,000 due to new store revenues of $8,121,000, while same store revenues declined by $775,000. The decrease in same store revenue was the result of declines at our Churchill, Pennsylvania property and our Lisle, Illinois property which were partially offset by increased revenue at our Andover, Massachusetts property and our One East Erie Chicago, Illinois property;

•

Operating expenses increased by $6,629,000 due to increased expenses at our same store properties of $3,933,000 and at our new store properties of $2,696,000. The increase in the same store operating expenses relates primarily to operating expenses of $4,607,000 (including $1,423,000 of costs associated with pursuing the settlement) at our Churchill, Pennsylvania property which in prior years was paid by the tenant under a net lease; and

•

Real estate tax expense increased by $2,015,000 due to increased expenses at our new store properties of $746,000 and increases at our same store properties of $1,269,000. The increase in the same store real estate tax expense was primarily due to real estate taxes of $836,000 at our Churchill, Pennsylvania property and increased real estate taxes at the Lisle, Illinois, River City Chicago, Illinois, and One East Erie Chicago, Illinois properties as a result of tax abatements recorded in 2010.

Depreciation and amortization expense increased by $3,606,000 in 2011 primarily as a result of our four property acquisitions in 2010. Interest expenses related to our operating properties remained relatively consistent but were affected by an increase of $901,000 in interest expense on our Connecticut multi-family property acquired in the fourth quarter of 2010 and $627,000 of interest expense on our Plantation, Florida property which was financed in March 2011. These increases were partially offset by reductions at our Lisle, Illinois; Andover, Massachusetts; and Burlington, Vermont properties as a result of our satisfying the loans.

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

Loan Assets

The following table summarizes our results from our loan assets segment for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Interest	$11,073	$5,691
Discount accretion	13,401	8,782
Equity in earnings of preferred equity investment of Marc Realty	338	338
Equity in earnings of Lex-Win Concord	258	—
Unrealized gain on loan securities carried at fair value	2,738	5,011
Gain on sale of securities carried at fair value	—	469
Equity in loss of PSW NYC	—	(1,246)
Equity in earnings of ROIC Riverside	936	473
Equity in earnings of Concord Debt Holdings	3,216	—
Equity in earnings of CDH CDO	480	—
Equity in earnings of ROIC Lakeside Eagle	664	—
Equity in earnings of 46th Street Gotham	621	—
Equity in earnings of Sofitel	2,177	—
Equity in earnings of RE CDO Management	46	—
Equity in earnings of Socal Office Loan Portfolio	272	—

Operating income	36,220	19,518

General and administrative expense	(75)	(300)
Interest expense	(850)	—

Loan assets net income	$35,295	$19,218

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

REIT Securities

The following table summarizes our results from our REIT securities segment for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Dividends	$984	$2,655
Gain on sale of securities carried at fair value	123	558
Unrealized gain on securities carried at fair value	2,788	5,060

REIT securities net income	$3,895	$8,273

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this business segment before interest expense, decreased by $4,378,000 over the prior year period. The decrease was due primarily to:

•	a $2,272,000 decrease in unrealized gain on securities carried at fair value;

•	a $1,671,000 decrease in dividend income primarily as the result of the sale of various securities; and

•	a $435,000 decrease in realized gain on the sale of securities carried at fair value.

Corporate

The following table summarizes our results from our corporate business segment for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Interest and other income	$1,179	$139
General and administrative	(11,173)	(8,198)
Transaction costs	(519)	(321)
Interest expense	(2,094)	(2,182)
Loss on redemption of Series B-1 Preferred Shares	(100)	—
State and local taxes	(379)	(133)

Operating loss	$(13,086)	$(10,695)

The increase in operating loss from corporate operations for the comparable periods was due primarily to a $2,975,000 increase in general and administrative expense due primarily to an increase in the base management fee paid to our Advisor of $2,594,000, an increase of $198,000 in transaction costs and an increase of $268,000 in professional fees which was partially offset by a $1,040,000 increase in corporate interest and other income which is primarily a forfeited deposit.

Discontinued Operations

Our properties in Athens, Georgia; Indianapolis, Indiana; Lafayette, Louisiana; St. Louis, Missouri; Knoxville, Tennessee; Memphis, Tennessee and Sherman, Texas are classified as discontinued operations.

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

In September 2012 we classified our Indianapolis, Indiana property as discontinued operations upon entering into a purchase contract for, and the subsequent sale of this property. We also classified our Memphis, Tennessee property as discontinued operations in the third quarter of 2012. The Kroger Co. terminated its lease on this property and paid a cancellation fee of $600,000. Concurrently, we sold the property to an independent third party for $600,000. We recorded a $698,000 impairment charge in connection with the sale of the property.

Funds From Operations

We have adopted the revised definition of Funds from Operations (“FFO”), adopted by the Board of Governors of the National Association of Real Estate Investment Trust (“NAREIT”). Management considers FFO to be an appropriate measure of performance of a REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures and impairments. Management believes that in order to facilitate a clear understanding of our historical operating results, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management considers FFO to be a useful measurement for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

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

The following presents a reconciliation of net income to funds from operations for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	2012	2011	2010
Basic
Net income attributable to Winthrop Realty Trust	$24,631	$10,933	$16,477
Real estate depreciation	11,281	8,646	6,399
Amortization of capitalized leasing costs and intangibles	6,785	4,895	3,712
Gain on sale of real estate	(945)	(392)	—
Gain on sale of equity investments	(199)	(207)	—
Gain on property consolidation	—	(818)	—
Real estate depreciation and amortization of unconsolidated interests	13,752	11,466	8,959
Impairment loss on investments in real estate	3,260	7,600	2,720
Impairment loss on equity investments	—	21,058	—
Less: Non-controlling interest share of depreciation and amortization	(2,831)	(3,483)	(3,172)

Funds from operations	55,734	59,698	35,095
Preferred dividend of Series C Preferred Shares	—	(585)	(288)
Preferred dividend of Series D Preferred Shares	(9,285)	(339)	—
Allocation of earnings to Series B-1 Preferred Shares	—	(325)	(63)
Allocation of earnings to Series C Preferred Shares	—	(213)	(241)

FFO applicable to Common Shares - Basic	$46,449	$58,236	$34,503

Weighted-average Common Shares	33,062	31,428	22,566

FFO Per Common Share - Basic	$1.40	$1.85	$1.53

Diluted
Funds from operations	$55,734	$59,698	$35,095
Preferred dividend of Series C Preferred Shares	—	(585)	—
Preferred dividend of Series D Preferred Shares	(9,285)	(339)	—
Allocation of earnings to Series B-1 Preferred Shares	—	(325)	(63)
Allocation of earnings to Series C Preferred Shares	—	(213)	—

FFO applicable to Common Shares	$46,449	$58,236	$35,032

Weighted-average Common Shares	33,062	31,428	22,566
Stock options	—	—	2
Convertible Series C Preferred Shares	—	—	388

Diluted weighted-average Common Shares	33,062	31,428	22,956

FFO Per Common Share - Diluted	$1.40	$1.85	$1.53

Off-Balance Sheet Investments

We have six off-balance sheet investments in operating properties totaling $84,235,000 and eight off-balance sheet investments in loan assets totaling $50,624,000 at December 31, 2012. Our exposure to loss is limited to our investment balance. See Item 8 – Financial Statements, Note 8 for additional information on these investments.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes are critical to our operations. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Investments in Real Estate

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and tenant relationships) and acquired liabilities and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections and utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

Preferred equity investments – We have certain investments which are classified as preferred equity investments. Determining whether a preferred equity investment is other-than-temporarily impaired requires significant judgment. This evaluation includes consideration of the length of time and extent to which the fair value of an investment has been less than its cost basis, our intent and ability to hold the investment until a forecasted recovery in value and the collateral underlying the investment.

Equity investments – Equity investments are reviewed for impairment periodically. For equity investments in which the carrying value exceeds the fair value, we evaluate if these are other-than-temporarily impaired.

Contingent liabilities – Estimates are used when accounting for the allowance for contingent liabilities and other commitments. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential and likelihood of actions by third parties such as regulators. All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

Variable Interest Entities

Consolidated Variable Interest Entities

Consolidated variable interest entities are those where we are the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. We have no consolidated variable interest entities.

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments – We have reviewed our various equity method and preferred equity investments and identified 11 investments for which we hold a variable interest in a VIE. Of these 11 interests, there are seven investments for which the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There are four additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the entity holders are not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These unconsolidated joint ventures are those where we are not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities – We have reviewed our loans receivable and loan securities and certain of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support.

Certain loans receivable and loan securities which have been determined to be VIEs are performing assets, meeting their debt service requirements, and the borrowers hold title to the collateral. In these cases the borrower holds legal title to the real estate collateral and has the power to direct the activities that most significantly impact the economic performance of the VIE, including management and leasing activities. In the event of default under these loans we only have protective rights and have the risk to absorb losses only to the extent of our loan investment. The borrower has been determined to be the primary beneficiary for these performing assets.

We have determined that we do not currently have the power to direct the activities of the ventures collateralizing any of its loans receivable and loan securities. For this reason, we believe that we do not control, nor are we the primary beneficiary of these ventures. Accordingly, we account for these investments under the guidance for loans receivable and real estate debt investments.

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

The table below presents information about the Trust’s derivative financial instruments at December 31, 2012 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap
Cap	Oct-14	1.00%	$5,753	$174	$1
Cap	May-13	1.25%	51,982	196	—
Cap	May-14	1.75%	51,982	434	—
Cap	Aug-14	0.50%	13,408	22	6

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $9,319,000 and $12,452,000 at December 31, 2012 and 2011 respectively. The fair value of our Senior Notes, based on quoted market price, was greater than its carrying value by $2,933,000 at December 31, 2012.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at December 31, 2012 (in thousands):

	Change in LIBOR (2)
	-0.21%	1%	2%	3%
Change in consolidated interest expense	$(90)	$392	$605	$872
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(24)	464	2,179	3,959

(Increase) decrease in net income	$(114)	$856	$2,784	$4,831

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty and Sealy equity investments. The amount does not reflect our equity investment in Concord which has been written down to zero.
(2)	The one month LIBOR rate at December 31, 2012 was 0.2087%.

The Trust’s equity investment in Vintage, which is reported on a 30 day lag, holds floating rate debt of approximately $171,762,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows what the annual effect a change in the SIFMA rate would have on property level interest expense based upon the unhedged balances in variable rate debt at November 30, 2012 (in thousands):

	Change in SIFMA(1)
	-0.12%	1%	2%	3%
Change in consolidated interest expense	$—	$—	$—	$—
Pro-rata share of change in interest expense on Vintage debt	(118)	871	1,710	2,515

(Increase) decrease in net income	$(118)	$871	$1,710	$2,515

(1)	The one-month SIFMA rate at November 30, 2012 was 0.12%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at December 31, 2012 (in thousands):

	Change in LIBOR (1)
	-0.21%	1%	2%	3%
Change in consolidated interest income	$(4)	$293	$705	$1,183
Pro-rata share of change in interest income of loan assets in non-consolidated entities	(21)	100	200	300

Increase (decrease) in net income	$(25)	$393	$905	$1,483

(1)	The one month LIBOR rate at December 31, 2012 was 0.2087%.

Market Value Risk

Our hedge transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. We believe that there is a low likelihood that these counterparties will fail to meet their obligations. There can be no assurance that we will adequately protect against the foregoing risks.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Winthrop Realty Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Winthrop Realty Trust and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under ITEM 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 13, 2013

WINTHROP REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Investments in real estate, at cost
Land	$43,252	$36,495
Buildings and improvements	378,737	327,337

	421,989	363,832
Less: accumulated depreciation	(51,553)	(44,556)

Investments in real estate, net (variable interest entity $21,423 and $0, respectively)	370,436	319,276
Cash and cash equivalents	97,682	40,952
Restricted cash held in escrows	13,250	3,914
Loans receivable, net	211,250	114,333
Accounts receivable, net of allowances of $374 and $639, respectively	3,882	4,288
Accrued rental income	17,241	11,858
Securities carried at fair value	19,694	28,856
Loan securities carried at fair value	11	5,309
Preferred equity investments	12,250	5,520
Equity investments	134,859	162,142
Lease intangibles, net (variable interest entity $3,485 and $0, respectively)	37,744	36,305
Deferred financing costs, net	4,864	1,180

TOTAL ASSETS	$923,163	$733,933

LIABILITIES
Mortgage loans payable (variable interest entity $23,184 and $0 respectively)	$280,576	$230,940
Senior notes payable	86,250	—
Notes payable (variable interest entity $876 and $0, respectively)	1,676	—
Secured financings	52,920	29,150
Revolving line of credit	—	40,000
Accounts payable and accrued liabilities	21,056	14,077
Related party fees payable	2,664	2,097
Dividends payable	5,366	5,369
Deferred income	1,136	502
Below market lease intangibles, net	2,255	2,962

TOTAL LIABILITIES	453,899	325,097

COMMITMENTS AND CONTINGENCIES
EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 5,060,000 shares authorized and 4,820,000 shares outstanding at December 31, 2012 and 1,840,000 shares authorized and 1,600,000 shares outstanding at December 31, 2011	120,500	40,000
Common Shares, $1 par, unlimited shares authorized; 33,018,711 and 33,041,034 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	33,019	33,041
Additional paid-in capital	618,426	626,099
Accumulated distributions in excess of net income	(317,385)	(311,246)
Accumulated other comprehensive loss	(50)	(92)

Total Winthrop Realty Trust Shareholders’ Equity	454,510	387,802
Non-controlling interests	14,754	21,034

Total Equity	469,264	408,836

TOTAL LIABILITIES AND EQUITY	$923,163	$733,933

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue
Rents and reimbursements	$51,375	$42,789	$36,274
Interest, dividends and discount accretion	21,123	25,458	17,128

	72,498	68,247	53,402

Expenses
Property operating	15,666	14,387	7,758
Real estate taxes	4,765	4,427	2,412
Depreciation and amortization	17,666	13,234	9,628
Interest	17,658	15,759	15,114
Impairment loss on investment in real estate	2,562	7,600	—
General and administrative	3,561	3,558	3,402
Related party fees	8,953	7,690	5,096
Transaction costs	421	519	321
State and local taxes	234	379	133

	71,486	67,553	43,864

Other income (loss)
Equity in income (loss) of equity investments (inclusive of impairments of $0, $21,058 and $0)	14,843	(12,712)	(2,007)
Realized gain on sale of securities carried at fair value	41	123	558
Unrealized gain on securities carried at fair value	6,916	2,788	5,060
(Loss) gain on extinguishment of debt, net	(121)	9,258	—
Realized gain on loan securities carried at fair value	614	—	469
Unrealized gain on loan securities carried at fair value	447	2,738	5,011
Earnings from preferred equity investments	—	338	338
Settlement income	—	5,868	—
Gain on consolidation of property	—	818	—
Interest and other income	699	1,179	139

	23,439	10,398	9,568

Income from continuing operations	24,451	11,092	19,106
Discontinued operations
Net (loss) income from discontinued operations	(67)	655	(1,741)

Consolidated net income	24,384	11,747	17,365
Net (income) loss attributable to non-controlling interest	247	(814)	(888)

Net income attributable to Winthrop Realty Trust	24,631	10,933	16,477
Preferred dividend of Series C Preferred Shares	—	(585)	(288)
Preferred dividend of Series D Preferred Shares	(9,285)	(339)	—

Net income attributable to Common Shares	$15,346	$10,009	$16,189

Per Common Share data - Basic
Income from continuing operations	$0.46	$0.30	$0.80
(Loss) income from discontinued operations	—	0.02	(0.08)

Net income attributable to Winthrop Realty Trust	$0.46	$0.32	$0.72

Per Common Share data - Diluted
Income from continuing operations	$0.46	$0.30	$0.80
(Loss) income from discontinued operations	—	0.02	(0.08)

Net income attributable to Winthrop Realty Trust	$0.46	$0.32	$0.72

Basic Weighted-Average Common Shares	33,062	31,428	22,566

Diluted Weighted-Average Common Shares	33,062	31,428	22,568

Comprehensive income
Consolidated net income	$24,384	$11,747	$17,365
Change in unrealized gain on available for sale securities	—	—	2
Change in unrealized gain (loss) on interest rate derivative	42	(29)	22

Consolidated comprehensive income	24,426	11,718	17,389
Net (income) loss attributable to non-controlling interest	247	(814)	(888)
Other comprehensive income attributable to non-controlling interest	—	—	—

Comprehensive income attributable to non-controlling interest	247	(814)	(888)

Comprehensive income attributable to Winthrop Realty Trust	$24,673	$10,904	$16,501

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands except per share data)

	Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	—	$—	20,375	$20,375	$498,118	$(301,317)	$(87)	$12,111	$229,200
Net income attributable to Winthrop Realty Trust	—	—	—	—	—	16,477	—	0	16,477
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	888	888
Distributions to non-controlling interests	—	—	—	—	—	—	—	(354)	(354)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,431	1,431
Dividends paid or accrued on Common Shares of beneficial interest ($0.65 per share)	—	—	—	—	—	(15,654)	—	—	(15,654)
Dividends paid or accrued on Series C Preferred Shares ($1.625 per share)	—	—	—	—	—	(288)	—	—	(288)
Change in unrealized loss on available for sale securities, net of reclassification adjustments for amounts included in net income	—	—	—	—	—	—	2	—	2
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	22	—	22
Conversion of Series C Preferred Shares to Common Shares	—	—	714	714	8,234	—	—	—	8,948
Net proceeds from Common Shares offering	—	—	5,750	5,750	61,024	—	—	—	66,774
Stock issued pursuant to dividend reinvestment plan	—	—	191	191	2,210	—	—	—	2,401

Balance, December 31, 2010	—	$—	27,030	$27,030	$569,586	$ (300,782)	$(63)	$14,076	$309,847

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	10,933	—	—	10,933
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	814	814
Distributions to non-controlling interests	—	—	—	—	—	—	—	(356)	(356)
Contributions from non-controlling interests	—	—	—	—	—	—	—	6,526	6,526
Dividends paid or accrued on Common Shares of beneficial interest ($0.65 per share)	—	—	—	—	—	(20,473)	—	—	(20,473)
Dividends paid or accrued on Series C Preferred Shares ($1.43 per share)	—	—	—	—	—	(585)	—	—	(585)
Dividends paid or accrued on Series D Preferred Shares ($0.212 per share)	—	—	—	—	—	(339)	—	—	(339)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(29)	(26)	(55)
Net proceeds from Common Shares offering	—		5,750	5,750	55,636	—	—	—	61,386
Net proceeds from Series D Preferred Shares offering	1,600	40,000	—	—	(1,622)	—	—	—	38,378
Stock issued pursuant to dividend reinvestment plan	—	—	261	261	2,499	—	—	—	2,760

Balance, December 31, 2011	1,600	$40,000	33,041	$33,041	$626,099	$(311,246)	$(92)	$21,034	$408,836

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands except per share data, continued)

	Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	1,600	$40,000	33,041	$33,041	$626,099	$(311,246)	$(92)	$21,034	$408,836
Net income attributable to Winthrop Realty Trust	—	—	—	—	—	24,631	—	—	24,631
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	(247)	(247)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,242)	(7,242)
Contributions from non-controlling interests	—	—	—	—	—	—	—	4,576	4,576
Purchase of non-controlling interests	—	—	—	—	(4,533)	—	—	(3,367)	(7,900)
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.65 per share)	—	—	—	—	—	(21,485)	—	—	(21,485)
Dividends paid or accrued on Series D Preferred Shares ($1.92628 per share)	—	—	—	—	—	(9,285)	—	—	(9,285)
Series D Preferred Share offering	3,220	80,500	—	—	(2,937)	—	—	—	77,563
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	42	—	42
Stock issued pursuant to dividend reinvestment plan	—	—	48	48	469	—	—	—	517
Stock buyback	—	—	(70)	(70)	(672)	—	—	—	(742)

Balance, December 31, 2012	4,820	$120,500	33,019	$33,019	$618,426	$(317,385)	$(50)	$14,754	$469,264

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$24,384	$11,747	$17,365
Adjustments to reconcile net income to net cash provided by operating activities:
provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs and fair value of debt)	11,824	9,412	6,988
Amortization of lease intangibles	6,746	4,472	3,033
Straight-line rental income	(5,415)	(1,907)	403
Loan discount accretion	(8,333)	(13,401)	(8,782)
Discount accretion received in cash	15,720	13,290	—
Earnings of preferred equity investments	—	(338)	(338)
Distributions of income from preferred equity investments	97	571	340
(Income) loss of equity investments	(14,678)	12,712	2,007
Distributions of income from equity investments	21,593	12,696	5,270
Restricted cash held in escrows	(3,477)	1,431	1,167
Gain on sale of securities carried at fair value	(41)	(123)	(558)
Unrealized gain on securities carried at fair value	(6,916)	(2,788)	(5,060)
Gain on sale of real estate investments	(945)	(392)	—
Gain on sale of loan securities carried at fair value	(614)	—	(469)
Unrealized gain on loan securities carried at fair value	(447)	(2,738)	(5,011)
Impairment loss on investments in real estate	3,260	7,600	2,720
Loss (gain) on extinguishment of debt	121	(9,258)	—
Gain on consolidation of property	—	(818)	—
Tenant leasing costs	(4,250)	(1,314)	(2,996)
Bad debt (recovery) expense	(265)	377	(643)
Net change in interest receivable	(516)	37	(361)
Net change in accounts receivable and other assets	726	(785)	2,172
Net change in accounts payable and accrued liabilities	7,861	(796)	2,365

Net cash provided by operating activities	46,435	39,687	19,612

Cash flows from investing activities
Issuance and acquisition of loans receivable	(163,800)	(67,619)	(122,301)
Investments in real estate	(37,678)	(9,751)	(23,484)
Investment in equity investments	(78,679)	(151,219)	(25,632)
Investment in preferred equity investment	(10,750)	(7,564)	—
Return of capital distribution from equity investments	84,026	31,890	9,625
Return of capital distribution from securities carried at fair value	—	—	181
Purchase of securities carried at fair value	(5,655)	(19,321)	(13,222)
Proceeds from sale of investments in real estate	7,024	3,629	1,750
Proceeds from sale of equity investments	4,297	6,000	—
Proceeds from sale of securities carried at fair value	21,774	26,408	31,249
Proceeds from sale of available for sale securities	—	—	205
Proceeds from payoff of loan securities	6,359	8,748	2,272
Proceeds from sale of loans receivable	—	—	12,876
Restricted cash held in escrows	(5,600)	3,160	(1,508)
Collection of loans receivable	68,824	70,289	15,064
Cash from foreclosure on properties	411	—	275

Net cash used in investing activities	(109,447)	(105,350)	(112,650)

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, continued)

	Years Ended December 31,
	2012	2011	2010
Cash flows from financing activities
Proceeds from mortgage loans payable	$36,897	$32,494	$—
Proceeds from notes payable	880	—	—
Payment of notes payable	(80)	—	—
Proceeds from revolving line of credit	—	67,324	25,450
Payment of revolving line of credit	(40,000)	(52,774)	—
Principal payments of mortgage loans payable	(25,584)	(72,574)	(10,199)
Proceeds from issuance of senior notes payable	86,250	—	—
Proceeds from secured financing	25,000	29,150	—
Payment of secured financing	(1,230)	—	—
Restricted cash held in escrows	(42)	89	1,520
Deferred financing costs	(4,198)	(788)	(252)
Purchase of non-controlling interests	(2,050)	—	—
Contribution from non-controlling interest	4,576	1,349	1,431
Distribution to non-controlling interest	(7,242)	(356)	(354)
Issuance of Common Shares under Dividend Reinvestment Plan	517	2,760	2,401
Issuance of Common Shares through offering	—	61,386	66,774
Buyback of Common Shares	(742)	—	—
Issuance of Series D Preferred Shares	77,563	38,378	—
Dividend paid on Common Shares	(21,488)	(19,496)	(14,573)
Dividend paid on Series C Preferred Shares	—	(624)	(396)
Dividend paid on Series D Preferred Shares	(9,285)	(339)	—
Redemption of Series B-1 Preferred Shares	—	(21,400)	—
Redemption of Series C Preferred Shares	—	(3,221)	—

Net cash provided by financing activities	119,742	61,358	71,802

Net increase (decrease) in cash and cash equivalents	56,730	(4,305)	(21,236)
Cash and cash equivalents at beginning of year	40,952	45,257	66,493

Cash and cash equivalents at end of year	$97,682	$40,952	$45,257

Supplemental Disclosure of Cash Flow Information
Interest paid	$16,467	$16,246	$14,240

Taxes paid	$332	$396	$133

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$5,366	$5,396	$4,392

Dividends accrued on Series C Preferred Shares	$—	$—	$39

Capital expenditures accrued	$4,011	$4,285	$1,046

Transfer from preferred equity investments	$3,923	$7,843	$—

Transfer from loans receivable	$2,938	$—	$—

Transfer to equity investments	$(6,861)	$(5,035)	$—

Transfer from equity investments	$17,600	$12,544	$—

Transfer to loans receivable	$(11,750)	$(6,534)	$—

Transfer to additional paid-in capital	$(5,487)	$—	$—

Transfer to non-controlling interests	$(363)	$—	$—

Transfer to preferred equity investments	$—	$(2,022)	$—

Transfer to investments in lease intangibles	$—	$(11,904)	$(3,204)

Transfer to investments in real estate	$—	$(52,778)	$(41,425)

Transfer to below market lease intangibles	$—	$1,005	$125

Assumption of mortgage loan on investment in real estate	$13,600	$49,091	$23,875

Transfer from loan securities	$—	$662	$—

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts related to number of buildings, square footage, occupancy and tenant data are unaudited.

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

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three segments: (i) ownership of investment properties including wholly owned properties and investments in joint ventures which own properties (“operating properties”); (ii) origination and acquisition of loans and debt securities collateralized directly or indirectly by commercial and multi-family real property, including collateral mortgage-backed securities and collateral debt obligation securities (collectively “loan assets”); and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”).

2.	Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements represent the consolidated results of WRT, its wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp. (“TRS”), and the Operating Partnership. TRS’ sole assets are its nominal ownership interest in the Operating Partnership and an indirect interest in CDH CDO LLC. All majority-owned subsidiaries and affiliates over which the Trust has financial and operating control and variable interest entities (“VIE”s) in which the Trust has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Trust accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Trust’s share of the earnings of these joint ventures and companies is included in consolidated net income.

Reclassifications

Certain prior year balances relating to gain on sale of equity investments have been reclassified to equity income, and certain prior year balances of accounts receivable have been reclassified to accrued rental income in order to conform to the current year presentation. Discontinued operations for the periods presented include the Trust’s properties in Athens, Georgia; Indianapolis, Indiana; Lafayette, Louisiana; St. Louis, Missouri; Knoxville, Tennessee; Memphis, Tennessee and Sherman, Texas.

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

During the quarter ended December 31, 2011, the Trust identified an error related to lease termination fee income for its St. Louis, Missouri property, included in discontinued operations, which should have been in its December 31, 2010 financial statements. As a result, net income was understated by $450,000 for the year ended December 31, 2010. This income was recorded by the Trust in the quarter ended December 31, 2011. The Trust determined that this amount was not material to the year or any quarter for the years ended December 31, 2011 or 2010. There was no impact on cash flow from operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions in determining the values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses during the reporting period. The estimates that are particularly susceptible to management’s judgment include but are not limited to the impairment of real estate, loans and investments in ventures and real estate securities carried at fair value. In addition, estimates are used in accounting for the allowance for doubtful accounts. All of the estimates and evaluations are susceptible to change and actual results could differ from the estimates and evaluations.

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

Upon the acquisition of real estate, the Trust assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and tenant relationships) and acquired liabilities and the Trust allocates purchase price based on these assessments. The Trust assesses fair value based on estimated cash flow projections and utilizes appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If the acquisition is determined to be a business combination, then the related acquisition costs will be expended. If the acquisition is determined to be an asset acquisition, then the related acquisition costs will be capitalized.

Real estate investments and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of real estate investments to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Assets to be disposed of that qualify as being held for sale are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell. The assets and liabilities are classified separately as held for sale in the consolidated balance sheet and are no longer depreciated.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with maturities of three months or less. The Trust maintains cash and cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash in escrow accounts include cash reserves for tenant improvements, leasing commissions, real estate taxes and other expenses pursuant to the loan agreements. The classification of restricted cash within the Consolidated Statement of Cash Flows is determined by the nature of the escrow account.

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

Securities and Loan Securities at Fair Value

The Trust has the option to elect fair value for these financial assets. The Trust elected the fair value option for real estate securities to mitigate a divergence between accounting and economic exposure for these assets. These securities are recorded on the consolidated balance sheets as securities carried at fair value and loan securities carried at fair value. The changes in the fair value of these instruments are recorded in unrealized gain (loss) on securities and loan securities carried at fair value in the Consolidated Statements of Operations.

Preferred Equity Investment

The Trust has certain investments in ventures which entitle it to priority returns ahead of the other members in the ventures. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, preferred equity, equity or as real estate. The Trust classifies these investments as preferred equity investments and they are accounted for using the equity method because the Trust has the ability to significantly influence, but not control, the entity’s operating and financial policies. Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at adjusted book value as if the investment was hypothetically liquidated at the end of each reporting period.

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

Equity Investments

The Trust accounts for its investments in entities in which it has the ability to significantly influence, but does not have a controlling interest, by using the equity method of accounting. Factors that are considered in determining whether or not the Trust exercises control include (i) the right to remove the general partner or managing member in situations where the Trust is not the general partner or managing member, and (ii) substantive participating rights of equity holders in significant business decisions including dispositions and acquisitions of assets, financing, operations and capital budgets, and other contractual rights. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Trust’s share of net earnings or losses as they occur and for additional contributions made or distributions received. To recognize the character of distributions from equity investments, the Trust looks at the nature of the cash distribution to determine the proper character of cash flow distributions as either returns on investment, which would be included in operating activities, or returns of investment, which would be included in investing activities.

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

In estimating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as a liability and amortized into rental revenue over the non-cancelable periods of the respective leases plus the term of any below-market fixed rate renewal options, if any. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases. In-place lease values are based upon the Trust’s evaluation of the specific characteristics of each tenant lease. Factors considered include estimates of carrying costs during a hypothetical lease up period considering current market conditions and costs to execute similar leases. The in-place leases are recorded as intangible assets and amortized as a charge to amortization expense.

Deferred Financing Costs

Direct financing costs are deferred and amortized on a straight-lined basis over the terms of the related agreements as a component of interest expense which approximates the effective interest method.

Financial Instruments

Financial instruments held by the Trust include cash and cash equivalents, restricted cash, real estate securities, loans receivable, interest rate hedge agreements, accounts receivable, revolving line of credit, accounts payable and long term debt. Cash and cash equivalents, restricted cash, real estate securities and interest rate hedge agreements are recorded at fair value. The fair value of accounts receivable and accounts payable approximate their current carrying amounts.

Derivative Financial Instruments

The Trust’s interest rate swap and interest rate cap agreements are carried on the balance sheet at fair value. An interest rate swap is carried as an asset if the counterparty would be required to pay the Trust, or as a liability if the Trust would be required to pay the counterparty to settle the swap. For the Trust’s interest rate contracts that are designated as “cash flow hedges,” the change in the fair value of such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged item affects earnings. The ineffective amount of the interest rate swap agreement, if any, is recognized in earnings.

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

Revenue Recognition

The Trust accounts for its leases with tenants as operating leases with rental revenue recognized on a straight-line basis over the minimum non-cancellable term of the lease. The straight-line rent adjustment increased revenue by $2,400,000 in 2012 and $1,681,000 in 2011, and decreased revenue by $730,000 in 2010. The accrued straight-line rent receivable amounts at December 31, 2012 and 2011 were $17,241,000 and $11,858,000, respectively.

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

The Trust reviews its tax positions under accounting guidance which require that a tax position may only be recognized in the financial statements if it is more likely than not that the tax position will prevail if challenged by taxing authorities. The Trust believes it is more likely than not that its tax positions will be sustained in any tax examination. The Trust has no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the Consolidated Statement of Operations and Comprehensive Income.

Preferred Shares

On November 28, 2011 the Trust closed on a public offering of 1,600,000 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) at a price of $25.00 per share, par value of $1 per share. The Trust received net proceeds, after underwriting discounts and expenses, of $38,378,000.

On March 23, 2012 the Trust closed on a public offering of 3,220,000 Series D Preferred Shares at a price of $25.0385 per share, par value of $1 per share. The Trust received net proceeds, after underwriters discounts and expenses, of $77,563,000. The Series D Preferred Shares rank senior to the Common Shares with respect to dividend rights and liquidation or dissolution rights. The Series D Preferred Shares have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Holders of the Series D Preferred Shares will generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods. The Series D Preferred Shares are classified as a component of permanent equity at December 31, 2012 and 2011.

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

Earnings Per Share

The Trust determines basic earnings per share based on the weighted average number of Common Shares outstanding during the period and reflects the impact of participating securities. Prior to November 18, 2011, when the Trust repurchased 100% of the Series B-1 Preferred Shares and the Series C Preferred Shares, the holders of the Trust’s Series B-1 Preferred Shares and the Series C Preferred Shares were entitled to receive cumulative preferential dividends on a quarterly basis equal to the greater of (i) $0.40625 per share quarterly (6.5% of the liquidation preference on an annualized basis) or (ii) cash dividends payable on the number of Common Shares into which the Series B-1 Preferred Shares and Series C Preferred Shares (assuming for this purpose that the conversion price of the Series C Preferred Shares equals the conversion price of the Series B-1 Preferred Shares) were convertible. The Trust computes diluted earnings per share based on the weighted average number of Common Shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	2012	2011	2010
Basic
Income from continuing operations	24,451	$11,092	$19,106
Income attributable to non-controlling interest	247	(814)	(888)
Preferred dividend of Series C Preferred Shares	—	(585)	(288)
Preferred dividend of Series D Preferred Shares	(9,285)	(339)	—

Income from continuing operations applicable to Common Shares	15,413	9,354	17,930
Income (loss) from discontinued operations	(67)	655	(1,741)

Net income applicable to Common Shares for earnings per share purposes	15,346	$10,009	$16,189

Basic weighted-average Common Shares	33,062	31,428	22,566

Income from continuing operations	$0.46	$0.30	$0.80
Income (loss) from discontinued operations	—	0.02	(0.08)

Net income per Common Share	$0.46	$0.32	$0.72

Diluted
Income from continuing operations	$24,451	$11,092	$19,106
Income attributable to non-controlling interest	247	(814)	(888)
Preferred dividend of Series C Preferred Shares	—	(585)	(288)
Preferred dividend of Series D Preferred Shares	(9,285)	(339)	—

Income from continuing operations applicable to Common Shares	15,413	9,354	17,930
Income (loss) from discontinued operations	(67)	655	(1,741)

Net income applicable to Common Shares for earnings per share purposes	$15,346	$10,009	$16,189

Basic weighted-average Common Shares	33,062	31,428	22,566
Series B-1 Preferred Shares (1)	—	—	—
Series C Preferred Shares (2)	—	—	—
Stock options (3)	—	—	2

Diluted weighted-average Common Shares	33,062	31,428	22,568

Income from continuing operations	$0.46	$0.30	$0.80
Income (loss) from discontinued operations	—	0.02	(0.08)

Net income per Common Share	$0.46	$0.32	$0.72

(1)	The Series B-1 Preferred Shares are anti-dilutive for the years ended December 31, 2011 and 2010 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.
(2)	The Series C Preferred Shares were anti-dilutive for the years ended December 31, 2011 and 2010 are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.
(3)	The Trust’s stock options were dilutive for the years ended December 31, 2012 and 2010. The weighted-average stock options for the years ended December 31, 2012 were less than one thousand shares. The stock options were anti-dilutive for the year ended December 31, 2011 are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.

Recently Issued Accounting Standards

On February 5, 2013, FASB issued ASU No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting the reclassifications of significant amounts out of accumulated other comprehensive income. This guidance requires entities to present the effects on the line items of net income of significant reclasses from accumulated other comprehensive income, either where net income is presented or in the notes, as well as cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The new disclosure requirements will be effective for annual reporting periods beginning on or after January 1, 2013. The new disclosures will be required for both interim and annual reporting. The Trust has evaluated this new guidance and does not anticipate its adoption will have a material impact on its consolidated financial statements.

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

On December 14, 2011, FASB issued ASU No. 2011-10: Property, Plant, and Equipment (Topic 360)—Derecognition of in Substance Real Estate—a Scope Clarification, clarifying that a parent company should not deconsolidate an in substance real estate subsidiary in which the parent loses a controlling interest as a result of default on the subsidiary’s non-recourse debt until title to the in substance real estate is transferred to legally satisfy the debt. This ASU resolves a diversity in practice of applying existing consolidation guidance. The amendments in ASU No. 2011-10 should be applied prospectively to deconsolidation events occurring after the effective date, though early adoption is permitted. Prior periods should not be adjusted. For public entities, the amendments are effective for periods beginning on or after June 15, 2012. The adoption did not have a material impact on the Trust’s consolidated financial statements.

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

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Securities carried at fair value	$19,694	$—	$—	$19,694
Loan securities carried at fair value	—	—	11	11
Interest Rate Caps	—	8	—	8

	$19,694	$8	$11	$19,713

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

During the years ended December 31, 2012 and 2011 there were no transfers between Level 1 and Level 2 fair value assets and liabilities.

The table below includes a roll forward (in thousands) of the balance sheet amounts from January 1, 2010 to December 31, 2012, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

	Securities Carried at Fair Value	Loan Securities Carried at Fair Value
Fair value, January 1, 2010	$692	$1,661
Purchases	—	7,112
Sale/repayment	(692)	(2,272)
Realized gain	—	469
Unrealized gain, net	—	5,011
Transfers in and/or out of Level 3	—	—

Fair value, January 1, 2011	—	11,981
Purchases	—	—
Sale/repayment	—	(662)
Payoff at par	—	(8,748)
Realized gain	—	—
Unrealized gain, net	—	2,738
Transfers in/and or out of Level 3	—	—
Fair value, January 1, 2012	—	5,309

Purchases	—	—
Sale/repayment	—	(6,359)
Realized gain	—	614
Unrealized gain, net	—	447
Transfers in and/or out of Level 3	—	—

Fair value, December 31, 2012	$—	$11

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$23	$659

Quantitative Information about Level 3 Fair Value Measurements

At December 31, 2012 the trust held only one loan security which is valued at $11,000, or 1% of face value. The minimal valuation is based on the highly speculative probability of recovery.

Non-Recurring Measurements

Equity and Preferred Equity Investments

Equity and preferred equity investments are assessed for other-than-temporary impairment when the carrying value of the Trust’s investment exceeds its fair value. The fair value of equity investments is determined using a discounted cash flow model which incorporates a residual value utilizing an income capitalization approach considering prevailing market capitalization rates. The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions used in this analysis include rental revenues, operating expenses, inflation rates, market absorption rates, tenanting costs, the discount rate and capitalization rates used in the income capitalization valuation. The Trust has determined that the significant inputs used to value its Marc Realty and Sealy equity investments fall within Level 3. The Trust recognized other-than-temporary impairment losses of $0, $21,058,000, and $0 on these investments during the years ended December 31, 2012, 2011 and 2010, respectively.

The Trust has determined that the significant inputs used to value certain of its preferred equity investments fall within Level 3. There were no impairment losses recorded on these preferred equity investments during the years ended December 31, 2012, 2011 and 2010.

Investments in Real Estate and Assets Held For Sale

During 2012, 2011, and 2010 the Trust recognized impairment charges of $3,260,000, $7,600,000 and $2,720,000, respectively, relative to investments in real estate and assets held for sale. The Trust assesses the assets in its portfolio for recoverability based upon a determination of the existence of impairment indicators including significant decreases in market pricing and market rents, a change in the extent or manner in which real estate assets are being used or a decline in their physical condition, current period losses combined with a history of losses or a projection of continuing losses, and a current expectation that real estate assets will be sold or otherwise disposed of before the end of their previously estimated useful lives. When such impairment indicators exists, management estimates the undiscounted cash flows from the expected use and disposition of the asset. Significant inputs for this recoverability analysis include the anticipated holding period for the asset as well as assumptions over rental revenues, operating expenses, inflation rates, market absorption rates, tenanting and other capital improvement costs and the asset’s estimated residual value. For those assets not deemed to be fully recoverable, the Trust records an impairment charge equal to the difference between the carrying value and estimated fair value of the asset less costs to sell the asset. Management determines the fair value of those assets using an income valuation approach based on assumptions it believes a market participant would utilize. Significant assumptions include discount and capitalization rates used in the income valuation approach.

At December 31, 2012 the Trust re-evaluated its business plan and revised its holding period for two assets in the operating properties segment. As a result, it was determined that due to the shorter hold period, the carrying value of the Atlanta, Georgia and Denton, Texas properties were no longer fully recoverable. Impairment charges of $1,738,000 and $824,000 were recorded on the Atlanta, Georgia and Denton, Texas assets, respectively.

The Trust’s Memphis, Tennessee property was placed into discontinued operations during the period ended September 30, 2012. The carrying value of the property exceeded the fair value less costs to sell resulting in a $698,000 impairment charge.

The table below presents as of December 31, 2012 the Trust’s assets and liabilities measured at fair value as events dictate, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments in real estate	$—	$—	$3,733	$3,733

	$—	$—	$3,733	$3,733

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

The following table provides quantitative information about the significant unobservable inputs used for non-recurring fair value measurements categorized within Level 3 at December 31, 2012. Refer to “Assets measured at fair value on a non-recurring basis” for a complete valuation hierarchy summary.

	Assets Measured at Fair Value (in thousands)	Valuation Technique	Unobservable Input	Input Range	Weighted Average
Investments in real estate	$1,958	Discounted cash flow	Discount Rate	6%-10%	9%
Investments in real estate	$1,775	Indicative Bids (1)	Indicative Bids	N/A	N/A

(1)	This fair value measurement was developed from a purchase contract currently in negotiation.

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

The Trust recognized a net unrealized gain of $7,363,000, $5,526,000, and $10,071,000 for the years ended December 31, 2012, 2011 and 2010 respectively, as a result of the change in fair value of the securities and loan securities carried at fair value, which is recorded as an unrealized gain in the Trust’s Consolidated Statements of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents as of December 31, 2012 and December 31, 2011 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	December 31, 2012	December 31, 2011
Assets
Securities carried at fair value:
REIT Preferred shares	$—	$4,277
REIT Common shares	19,694	24,579
Loan securities carried at fair value	11	5,309

	$19,705	$34,165

The table below presents as of December 31, 2012 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at December 31, 2012	Amount Due Upon Maturity	Difference
Assets
Loan securities carried at fair value	$11	$1,130	$1,119

	$11	$1,130	$1,119

4.	Acquisition, Disposition, Leasing and Financing Activities

Operating Properties

Operating Properties - Acquisition Activities

Waterford Place Apartments – On April 17, 2012 the Trust acquired for a cash purchase price of approximately $21,473,000 a 320 unit class A multi-family property situated on 27.9 acres in the Germantown/Collierville submarket of Memphis, Tennessee commonly referred to as Waterford Place. The property, which had been foreclosed on by the mortgage lender in May 2011, was constructed in 2001 and was 87% occupied at acquisition. Costs incurred to complete the acquisition have been expensed as incurred.

Cerritos – On October 4, 2012 the Trust purchased from an affiliate of FUR Advisors for $75,000 (the affiliate’s cost) a 100% membership interest in the entity that holds fee simple title to a nine story, 187,000 square foot, 53% occupied, Class B office building located 20 miles south of Los Angeles in Cerritos, California. In addition, the Trust funded a $1,500,000 leasing reserve and a $264,000 loan restructuring fee as part of the transaction. Concurrently with the acquisition of the property, the Trust entered into a modification agreement with the first mortgage lender pursuant to which the loan was split into a $23,000,000 non-recourse A Note and a $14,500,000 non-recourse B Note. The A Note bears interest at 5.0691% per annum and requires monthly payments of interest only. The B Note bears interest at 6.6996% per annum and requires monthly payments of approximately $12,000 with the balance of the interest accruing. In connection with the modification, after payment of required monthly debt service on the A Note and the B Note, the Trust is entitled to receive from property cash flow a 9.0% return on any additional funding to the property (including the $1,500,000 leasing reserve). With respect to a capital transaction, all net proceeds go first to satisfy the A Note, second to the Trust until it receives a return of its additional funding to the property plus its 9.0% return thereon, third 50-50 to the Trust and the first mortgage lender until the principal amount of the B Note and accrued interest thereon is fully satisfied and fourth to the Trust. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property, after the Trust receives its 9.0% priority return of capital, during a specified time period as defined in the loan modification document. The property is currently 77% leased.

Lake Brandt - On November 2, 2012 a wholly-owned subsidiary of the Trust acquired for a purchase price of $17,500,000 a 284 unit multi-family property located in Greensboro, North Carolina. The purchase price consisted of approximately $3,900,000 of cash and the assumption of $13,600,000 of indebtedness. The assumed debt is a non-recourse mortgage loan which bears interest at 6.22% per annum, matures on August 1, 2016 and requires payments of interest only.

The fair value of the assets and liabilities of the acquired properties was calculated by an independent third party valuation firm and reviewed by management. The methodology used by the Trust for purposes of allocating the fair value of the acquired properties to tangible and intangible assets and liabilities is discussed in Note 2.

The following table summarizes the allocation of the aggregate purchase price of Waterford Place, Cerritos and Lake Brandt at their respective dates of acquisition (in thousands):

	Waterford Place	Cerritos	Lake Brandt	Total
Land	$3,080	$4,115	$1,961	$9,156
Building	15,085	14,944	15,368	45,397
Other improvements	2,121	427	828	3,376
Fixtures and equipment	279	—	286	565
Tenant improvements	—	894	—	894
Working capital assumed	—	1,688	—	1,688
Lease intangibles	908	2,913	664	4,485
Above market lease intangibles	—	641	—	641
Below market lease intangibles	—	(54)	—	(54)

Total fair value of asset acquired	21,473	25,568	19,107	66,148
Less indebtedness assumed	—	(23,000)	(13,600)	(36,600)
Above market debt adjustment assumed	—	(1,085)	(1,607)	(2,692)

Net assets acquired	$21,473	$1,483	$3,900	$26,856

Intangible assets acquired and intangible liabilities assumed for Waterford Place, Cerritos and Lake Brandt consisted of the following (in thousands):

	Carrying Value	Weighted Average Amortization Period (years)
Intangible assets:
In place lease intangibles	$2,872	2.5
Above market lease intangibles	641	5.0
Tenant relationship value	1,260	10.0
Lease commissions, legal and marketing fees	353	5.0

Total	$5,126	5.6

Intangible liabilities:
Below market lease intangibles	$(54)	5.0

Waterford Place contributed approximately $2,245,000 of revenue and a loss of approximately $676,000 to the Trust for the period from April 17, 2012 through December 31, 2012. Cerritos contributed approximately $576,000 of revenue and a loss of approximately $420,000 to the Trust for the period from October 4, 2012 through December 31, 2012. Lake Brandt contributed approximately $388,000 of revenue and a loss of approximately $252,000 to the Trust for the period from November 2, 2012 through December 31, 2012.

The accompanying unaudited pro forma information for the years ended December 31, 2012 and 2011 is presented as if the acquisition of (i) Waterford Place on April 17, 2012, (ii) Cerritos on October 4, 2012 and (iii) Lake Brandt on November 2, 2012, had occurred on January 1, 2011. This unaudited pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of operations of the Trust would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro forma (unaudited) (In thousands, except for per share data)	For the year ended December 31,
	2012	2011
Total revenue	$77,091	$76,049
Income from continuing operations	24,738	8,299
Net income attributable to Winthrop Realty Trust	24,918	8,140
Per common share data - basic	0.47	0.23
Per common share data - diluted	0.47	0.23

Deer Valley Operating Property – Non-Controlling Interest - On March 29, 2012 the Trust purchased the 3.5% non-controlling ownership interest of the consolidated joint venture, WRT-DV LLC, for $400,000 paid in cash. The Trust now owns 100% of WRT-DV LLC which holds title to the operating property located in Deer Valley, Arizona. The Trust accounted for the purchase of the 3.5% interest as an equity transaction recording the differences in the carrying value of the acquired non-controlling interest and the purchase price as a reduction in paid-in capital.

One East Erie Operating Property – Non-Controlling Interest - On June 1, 2012 the Trust purchased from Marc Realty its 20% non-controlling interest in the consolidated joint venture, FT-Ontario Holdings LLC (“One East Erie”), for $5,850,000. The property contains 126,000 square feet of retail and office space consisting of the first six floors in a mixed use building together with 208 parking spaces located at One East Erie, Chicago, Illinois. As a result of this transaction, the Trust now owns 100% of One East Erie. The Trust accounted for the purchase as an equity transaction recording the difference in the $363,000 carrying value of the acquired non-controlling interest and the purchase price as a $5,487,000 reduction in paid-in capital.

Houston, Texas Operating Property – Non-Controlling Interest – During the fourth quarter of 2012, a wholly-owned subsidiary of the Trust conducted a tender offer to acquire additional limited partner units in 5400 Westheimer Holding LP (“Westheimer”). Westheimer is a consolidated entity which holds title to a 614,000 square foot office property located in Houston, Texas. In connection with the tender offer the Trust acquired an additional 5.5 limited partner units representing 22% of Westheimer for a purchase price of $1,650,000 ($300,000 per unit) paid in cash. The units were acquired effective November 30, 2012. As a result of this transaction, the Trust now owns 30% of Westheimer. The Trust accounted for the purchase as an equity transaction recording the difference in the carrying value of the acquired non-controlling interest as a $1,162,000 increase in paid-in capital.

Operating Property Acquisitions through our Equity Investments

Sullivan Center – Equity Investment Operating Property – On February 3, 2012 the Trust entered into a joint venture arrangement with Elad Canada Inc. (“Elad”) pursuant to which two joint venture entities, WRT-Elad Lender LP and WRT-Elad Equity LP (collectively “WRT-Elad”), were formed to acquire for approximately $128,000,000 an existing $140,300,000 first mortgage loan and accrued interest of $6,886,000 (the “Prior Mortgage Loan”). The Prior Mortgage Loan was secured by the 942,000 square foot, office and retail property located at One South State Street in downtown Chicago, Illinois (“Sullivan Center”). Concurrently, the loan was restructured into a $100,000,000 non-recourse mortgage loan provided by a third party lender, a $47,458,000 mezzanine loan made to One South State Street Investors, L.L.C. (“OSSS”) and held by WRT-Elad and a 65% future profits participation in favor of WRT-Elad in OSSS. The Trust contributed a total of $24,201,000 for a 50% interest in WRT-Elad which consolidates the operations of OSSS.

Mentor Building –Equity Investment Operating Property - On May 10, 2012 the Trust acquired for $300,000 a 20% interest in the entity which owns the Mentor Building located in Chicago, Illinois. The interest was purchased from a third party member and the Trust simultaneously made a $200,000 capital contribution to acquire an additional interest in the entity which resulted in a 49.9% aggregate equity investment for $500,000.

Vintage Housing Holdings LLC – Equity Investment and Preferred Equity Investment - On June 1, 2012 the Trust contributed an additional $5,500,000 to the Vintage Housing Holdings LLC (“VHH”) equity investment platform consisting of $1,500,000 in common equity and $4,000,000 in preferred equity with a 12% return. In connection with the transaction, VHH acquired a general partner interest and development fees relating to a residential development project referred to as Vintage at Urban Center, a tax credit apartment community in Lynwood, Washington with a proposed village development of 395 multi-family rental units and 4,000 square feet of retail space.

On November 8, 2012 the Trust made an additional $750,000 preferred equity investment in VHH which entitles it to a 12% return. The contribution was used by VHH to acquire the general partner interest in a residential development project referred to as Quilceda Creek, a tax credit apartment community in Marysville, Washington with a proposed development of 204 residential units.

701 Seventh Avenue – Equity Investment Operating Property – On October 16, 2012 the Trust entered into a joint venture to acquire and redevelop a 120,000 square foot property and associated air rights located at 701 Seventh Avenue in New York City. The property is on the northeast corner of Seventh Avenue and 47th Street in Times Square. The proposed redevelopment will include an expansion of the retail space to approximately 80,000 square feet, installation of an approximately 22,000 square foot state of the art LED sign, and potential development of a hotel. The Trust made an initial contribution of $28,971,000 on a preferred equity basis to acquire a 60.9% interest in the venture. The Trust has committed to invest up to $68,000,000 on a preferred equity basis. The Trust is entitled to a 12% preferred return of which 8% is to be paid currently with the remaining 4% accruing.

Wateridge Pavilion – Equity Investment Operating Property – On December 21, 2012 the Trust entered into a venture with a third party pursuant to which the venture acquired for $9,200,000 a 62,152 square foot class B office building located in Sorrento Mesa (San Diego), California. The Trust contributed a total of $7,522,000 of which $6,000,000 is a preferred equity investment which entitles the Trust to a 12% priority return of which 8% is to be paid from operating cash flow and the remaining 4% will be accrued. The additional $1,522,000 was contributed for a 50% common equity interest in the venture.

Operating Property Disposition Activity

Churchill – Operating Property - On May 14, 2012 the Trust sold the portion of the Churchill, Pennsylvania property that was not leased to Westinghouse for $914,000. No gain or loss was recognized as a result of this transaction, and it resulted in a $632,000 reduction of the basis in the Churchill property by the net proceeds received. The Trust agreed to provide financing to the buyer to cover property operating expenses. At closing, the Trust provided $324,000 of financing to cover buyer’s expenses and real estate taxes due. An additional $179,000 was advanced in each of August 2012 and November 2012 directly to the taxing authority to cover real estate taxes due on the sold parcel. At December 31, 2012 the total loan outstanding was $683,000. The loan is interest only and bears interest at LIBOR + 3.75%, matures on June 1, 2015 and is collateralized by the property.

Memphis (Kroger) - Operating Property – The Kroger Co., a tenant which net leased 100% of the space of the Trust’s Memphis, Tennessee retail property, vacated the building in October 2011 but continued to pay rent as contractually required. On September 28, 2012, the Kroger Co. terminated its lease and paid a cancellation fee of $600,000. On the same date, the Trust sold the Memphis property for $600,000. The transaction resulted in a loss from discontinued operations of approximately $50,000.

Indianapolis (Circle Tower) - Operating Property - On September 28, 2012 the Trust sold its Indianapolis, Indiana property referred to as Circle Tower for approximately $6,300,000. Proceeds of the sale were used to satisfy the $4,655,000 first mortgage on the property. The sale resulted in a gain to the Trust of approximately $945,000. The Trust paid $574,000 in defeasance costs in relation to the satisfaction of the debt in conjunction with the sale which has been recorded as interest expense.

Operating Property Dispositions through our Equity Investments

Marc Realty – Sale of Equity Investment Operating Properties – During 2012 the Trust sold its equity investments in six of its Marc Realty joint ventures to Marc Realty, the Trust’s joint venture partner. Transactions are as follows:

•	On March 1, 2012 the Trust sold its 50% interest in the property located at 3701 Algonquin Road, Rolling Meadow, Illinois for $250,000, which approximated its carrying value.

•

On May 31, 2012 the Trust sold its 50% equity interests in River Road LLC (Des Plains, Illinois), Salt Creek LLC (Schaumburg, Illinois) and 900 Ridgebrook LLC (Northbrook, Illinois) for $1,000,000, $0 and $1,100,000, respectively. The Trust recognized an aggregate $16,000 gain on the transaction which is reflected in equity earnings.

•

On May 31, 2012 the Trust sold its 50% equity interest in Michigan 30 LLC (Chicago, Illinois) for $10,300,000. The purchase price was financed with a $6,550,000 secured promissory note which bears interest at 10% per annum, requires payments of interest only and matures on May 31, 2015. This note was fully satisfied on August 3, 2012. The Trust recognized a loss of approximately $95,000 on the transaction which is reflected in equity earnings.

•

On January 1, 2012 the Trust restructured its investment in Michigan 180 LLC (Chicago, Illinois) and reclassified the investment from loans receivable and preferred equity to an equity investment. On November 30, 2012 the Trust sold this 70% equity investment for $7,200,000. The purchase price was paid $2,000,000 in cash and the remainder was financed with a $5,200,000 secured promissory note which bears interest at 8.25% per annum, requires monthly payments of interest only and matures on December 1, 2015.

Operating Property Financing Activity

Waterford Place - Operating Property - On July 19, 2012 the Trust obtained a $13,500,000 non-recourse first mortgage loan secured by its 320 Unit Class A multi-family Memphis, Tennessee (Waterford Place) property that was acquired on April 17, 2012. The loan bears interest at LIBOR plus 2.5% per annum with a LIBOR floor of 0.5%, requires monthly payments of principal and interest and matures on August 1, 2014, subject to two, one-year extensions. On the same date the Trust purchased an interest rate cap which caps LIBOR at 0.5%. The loan will have an outstanding balance at the initial maturity date of $12,928,000.

Newbury Apartments – Operating Property – On October 2, 2012 the Trust refinanced the first mortgage debt on its 180 unit multi-family property located in Meriden, Connecticut. The new loan is non-recourse to the Trust, has a principal amount of $21,000,000, bears interest at a fixed rate of 3.95% per annum and matures on October 2, 2022. The loan requires payments of interest only for the first 24 months and then payments of principal and interest for the remaining term. After repayments on the existing debt and settlement expenses the Trust received net proceeds of approximately $7,308,000.

701 Arboretum – Operating Property - On October 2, 2012 the Trust fully satisfied its mortgage loan payable of $1,657,000 collateralized by its Lisle, Illinois property referred to as 701 Arboretum.

223 West Jackson - Equity Investment - On July 2, 2012 the Trust contributed $3,524,000 to its unconsolidated joint venture investment property located at 223 West Jackson in Chicago, Illinois. The joint venture partner, Marc Realty, also made a contribution of $3,524,000. The proceeds were used to pay off the existing first mortgage loan collateralized by the property. On September 25, 2012 the joint venture obtained a $9,500,000 non-recourse first mortgage on the property. As a result of the financing the Trust and Marc Realty each received a return of capital cash distribution of $3,524,000.

Operating Property Leasing Activity

Westheimer - On September 17, 2012, 5400 Westheimer Limited Partnership, a partially owned consolidated entity of the Trust, executed a lease amendment with the existing net lease tenant, Spectra Energy, which leases the entire 614,000 square foot premises. The initial lease was signed in 2004 and was scheduled to expire April 30, 2018. The new lease extends the lease through April 30, 2026. The Westheimer property is encumbered by a mortgage with a maturity date of April 2016. Negotiated annual lease payments on the modified lease remain unchanged ($7,974,000 to $8,255,000 annually) through the maturity date of the mortgage debt, then the base rate decreases to $4,260,000 annually, subject to annual increases thereafter up to $5,478,000 annually.

Crossroads I – On September 5, 2012 the Trust executed a lease with Hitachi Data Systems for 53,000 square feet of the Crossroads I office property located in Englewood, Colorado. The lease has a ten year term commencing in March 2013 at market rates. As a result of leasing activity the Crossroads I property is 90% leased at December 31, 2012.

Loans

Loan Asset Acquisition Activities

Mentor Building – Loan Asset - On March 6, 2012 the Trust acquired at par a first mortgage loan for $2,521,000. The loan bore interest at 7.5% per annum, required monthly payments of principal and interest and matured on September 10, 2012. The loan is collateralized by a 6,571 square foot retail condominium building known as the Mentor Building located in Chicago, Illinois which is adjacent to the Sullivan Center property held by our WRT-Elad joint venture. On May 10, 2012, the Trust modified the terms of the loan increasing the interest rate to 10% per annum, required payments of interest only and extended the maturity date to September 10, 2017.

Broward Financial Center – Loan Asset - On May 23, 2012 the Trust acquired for approximately $42,800,000 a matured first mortgage loan with a face value of $42,098,000 collateralized by a 326,000 square-foot commercial building located at 500 East Broward Boulevard, Ft. Lauderdale, Florida, containing approximately 47,000 square feet of retail space and 279,000 square feet of office space. Following the acquisition of this loan, the Trust entered into a modification with the borrower pursuant to which the maturity date was extended until October 15, 2012, the interest rate was increased to 9.836% per annum and the borrower made a payment of approximately $12,800,000, which reduced the outstanding principal balance of the loan to $30,000,000. The loan was repaid in full on October 9, 2012.

B-Note Portfolio Acquisition – On September 27, 2012 the Trust acquired for approximately $20,696,000 a portfolio of four performing B-Note loan assets with an aggregate par value of approximately $25,725,000. The loans are collateralized by four separate office and retail assets located in California and Hawaii as follows:

•

Burbank Centre – The Trust acquired for $9,000,000 a performing B Note with a face value of $10,000,000 collateralized by a 421,990 square foot Class A office building located in Burbank, California that is currently 100% leased to Walt Disney Company affiliates with leases expiring in 2014 and 2017. The loan bears interest at 5.897% per annum, requires monthly payments of interest only and matures in April 2017. The B Note is subordinate to $135,000,000 of senior financing. On January 25, 2013 the Trust sold this loan to an affiliate of the borrower for $9,000,000. No gain or loss was recognized in connection with this sale.

•

Pinnacle II – The Trust acquired for approximately $4,631,000 a performing B Note with a face value of $5,145,000 collateralized by a 230,000 square foot Class A office building located in Burbank, California that is currently 100% leased to Warner Brothers through 2021. The loan bears interest at 6.313% per annum, requires monthly payments of principal and interest, and matures in September 2016. This B Note is subordinate to $84,701,000 of senior financing. The Trust is accreting the discount on the loan into income.

•

The Shops at Wailea – The Trust acquired for approximately $5,154,000 a performing B Note with a face value of $7,719,000 collateralized by 166,000 square feet of premier shopping and dining establishments, with more than 70 boutiques, shops, restaurants and galleries located on the island of Maui, Hawaii. The property is 97% leased. The loan bears interest at 6.15% per annum, requires monthly payments of principal and interest, and matures in April 2017. This B Note is subordinate to $108,055,000 of senior financing. The Trust is accreting the discount on the loan into income.

•

Poipu Shopping Village – The Trust acquired for approximately $1,911,000 a performing B Note with a face value of $2,861,000 collateralized by 40,800 square feet of retail space on the island of Kauai, Hawaii. The property is 97% leased. The loan bears interest at 6.618% per annum, requires monthly payments of principal and interest and matures in January 2017. This B Note is subordinate to $28,856,000 of senior financing. The Trust is accreting the discount on the loan into income.

1515 Market Street – Loan Asset – On December 12, 2012 the Trust acquired for $58,650,000 a $70,000,000 non-performing first mortgage loan collateralized by a 20 story, 514,000 square foot office building located in Philadelphia, Pennsylvania. The loan was in maturity default and was accruing interest at the default rate of 10.83% per annum.

On February 1, 2013 in lieu of foreclosing, the Trust restructured the loan to increase the outstanding principal balance to $71,629,000 (which included accrued and unpaid interest and expenses and an additional advance of $925,000), adjust the interest rate to be the greater of 7.5% per annum or LIBOR plus 6.5%, extend the maturity date to February 1, 2016 and provide for a 40% participation in all capital event proceeds. In addition, the Trust acquired for $10,000 an indirect 49% interest in the property and became the general partner of the property owner. As a result of the restructuring, the Trust expects to consolidate the joint venture and is in the process of formulating the aggregate purchase price allocation.

Loan Asset Originations

Fenway Shea – Loan Asset - On April 5, 2012 the Trust originated a $2,250,000 first mortgage loan which bears interest at 12% per annum and matures on April 5, 2014, with one, one-year extension right. An origination fee of 1% of the principal amount or $22,500 was paid to the Trust at closing. The loan requires monthly payments of interest only with a balloon payment due at maturity. The loan is collateralized by a 45,655 square foot, two-story multi-tenant office building located at 4545 East Shea Boulevard, Phoenix, Arizona.

127 West 25th Street – Loan Asset - On May 14, 2012 the Trust originated a $9,000,000 mezzanine loan collateralized by 100% of the member interests in the entity that holds title to the 104,000 square foot, 12-story building located at 127 West 25th Street, Manhattan, New York. An origination fee of 1% of the principal amount or $90,000 and commitment fees totaling $591,500 were paid to the Trust. The loan bears interest at a rate equal to the greater of 14% per annum or LIBOR plus 10%, requires payment of principal and interest and matures on April 30, 2015. The loan is subordinate to a mortgage loan of $35,180,000 which bears interest at a rate of 4.5% per annum and requires payments of interest only. This loan was paid off at par on March 1, 2013.

Queensridge Towers – Loan Asset – On November 15, 2012 the Trust originated a $40,000,000 first mortgage loan collateralized by 67 luxury condominium units at Queensridge Towers located in Las Vegas, Nevada. An origination fee of 1% of the principal amount or $400,000 was paid to the Trust at closing. The loan bears interest at LIBOR plus 11.5% with a LIBOR floor of 0.5%, requires monthly payments of interest only and matures on November 15, 2014, subject to one twelve month extension. Principal payments are required to be made based on predetermined release prices upon the sale of the individual units. During 2012 the Trust received aggregate principal payments of $1,230,000 on this loan.

Simultaneously with the loan origination, the Trust obtained a $25,000,000 loan from KeyBank National Association (“KeyBank”) which is collateralized by the Queensridge Towers loan. The KeyBank loan bears interest at LIBOR plus 4%, requires monthly payments of interest only and is co-terminus with the Queensridge Towers loan. Principal payments are required to be made in accordance with principal payments received on the Queensridge Towers loan. As such, during 2012 the Trust made aggregate principal payments of $1,230,000. In addition, the Trust paid KeyBank a $250,000 origination fee. The KeyBank loan is recourse to the Trust and the Operating Partnership, and is classified as a secured financing on the Consolidated Balance Sheet.

Loan Asset Repayment Activity

160 Spear Street – Loan Asset - On May 9, 2012 the Trust’s 160 Spear loans receivable with a par value of $19,645,000 were paid off at par by the borrower. The Trust’s outstanding investment in these loans prior to payoff was $8,054,000.

Magazine - Loan Asset - On May 9, 2012 the Trust’s Magazine loan receivable with a par value of $20,000,000 was paid off at par by the borrower. The Trust’s outstanding investment in this loan prior to payoff was $17,525,000.

Loan Asset Activity through our Equity Investments

Southern California Office Portfolio – Equity Investment Loan Asset– On January 6, 2012 the Trust’s venture that holds the $117,900,000 C Note in a $798,000,000 first mortgage encumbering a 4,500,000 square foot 31 property office portfolio in southern California (the “SoCal Loan”), obtained a $40,000,000 recourse repurchase facility (the “Facility”) with an affiliate of Blackstone Real Estate Debt Strategies. The Facility bore interest at LIBOR plus 11% per annum with a LIBOR floor of 1%. The SoCal Loan venture received net proceeds of approximately $38,100,000 after origination fees, interest reserves and closing expenses, which was distributed entirely to the Trust in partial redemption of its interest in the SoCal Loan venture resulting in a decrease in the Trust’s ownership interest from approximately 73% to approximately 56%.

On April 6, 2012 WRT-SoCal Lender LLC (“SoCal Lender”), a consolidated joint venture that holds an interest in the SoCal Loan venture, amended and restated its operating agreement to allow for the admission of IX SoCal Holdings LP (“Starwood”) as a member. Starwood contributed $3,500,000 for a 10.2178% interest in SoCal Lender. The Trust received a special distribution from SoCal Lender equal to Starwood’s contribution. As a result, the Trust owned a 50.2% effective interest in the SoCal Loan investment on a fully-diluted basis.

On September 28, 2012 SoCal Loan received a loan payoff at par by the borrower. After repayment of the related repurchase agreement, the Trust received $38,407,000 in cash proceeds. The loan payoff generated $20,927,000 in accretion income of which the Trust’s allocable share was $10,505,000.

Stamford Portfolio – Equity Investment Loan Asset – On February 17, 2012 the Trust invested $8,036,000 and acquired a 20% interest in a venture with Mack-Cali Realty Corporation that acquired for $40,000,000 a senior mezzanine loan with a face value of $50,000,000. The venture’s investment is subordinate to $400,000,000 in senior debt. The loan provides for a credit to the borrower of up to $3,000,000 of any principal proceeds above $47,000,000. The loan bears interest at LIBOR plus 3.25% per annum and matures on August 6, 2013, subject to one one-year extension. The loan is collateralized by the equity interests in a seven building portfolio containing 1,670,000 square feet of Class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford, Connecticut Central Business District.

RE CDO Management - Additional Equity Investment – During March 2012 the Trust and its joint venture partner in RE CDO Management LLC (“RE CDO”) each contributed $550,000 to the joint venture. RE CDO acquired a 5.52% interest in (i) a first priority mortgage loan collateralized by land located in Las Vegas, Nevada (the “Land”), which loan bears interest at LIBOR plus 40% with a current pay rate of 7.5% and the balance accruing and compounding and which had an outstanding balance of $18,218,000 at March 30, 2012, (ii) a second priority mortgage loan collateralized by the Land which bears interest at 10% per annum, all of which accrues, and which had an outstanding balance of $32,177,000 at March 30, 2012 and (iii) a 5.52% membership interest in the entity that was formed to acquire the Land.

10 Metrotech – Equity Investment Loan Asset - On April 18, 2012 the Trust funded $75,000 for a 33.33% interest in a joint venture (“10 Metrotech JV”). A portion of these funds were used to acquire from Sorin Real Estate CDO IV Ltd. a $21,000,000, B Participation in the whole loan secured by a 364,968 square foot, seven story, Class B/C office building on a 0.58 acre land parcel in Brooklyn, New York referred to as 10 Metrotech. On August 6, 2012 10 Metrotech JV acquired the $39,300,000 senior participation in the loan secured by 10 Metrotech for $32,500,000. As a result of these transactions, 10 Metrotech JV now holds the entire mortgage loan. Following consummation of the acquisition, 10 Metrotech JV entered into a forbearance agreement with the borrower pursuant to which, among other things, (i) the interest rate on the loan was increased to 9%, (ii) the principal amount of the loan was reset to $40,000,000 and (iii) 10 Metrotech JV agreed to forbear from foreclosing on the property pursuant to the current maturity default for two years, subject to any further defaults by the borrower.

Concord - Additional Equity Investment - On May 1, 2012 the Trust acquired from Lexington Realty Trust its 33.33% interest in both Concord Debt Holdings LLC (“Concord”) and CDH CDO LLC (“CDH CDO”) and its 50% interest in the collateral manager of Concord Real Estate CDO 2006-1, Ltd. for an aggregate purchase price of $7,000,000. As a result, the Trust now holds a 66.67% interest in both Concord and CDH CDO and 100% of the economics of the collateral manager. This transaction did not result in a change of control. In the event of a sale of our interest in CDH CDO or our interest in the collateral manager, additional proceeds may be payable to Lexington Realty Trust if the sales price exceeds the purchase price paid by the Trust.

Riverside – Equity Investment Loan Asset - On September 18, 2012 the Trust’s 50% owned joint venture WRT-ROIC Riverside LLC, which held an investment in a loan collateralized by Riverside Plaza retail property received a loan pay off at par by the borrower. The Trust received $7,800,000 in cash proceeds from the loan which was originally purchased at par. No gain or loss was recognized by the Trust upon the repayment of the loan.

REIT Securities Activity

During the first half of 2012 the Trust acquired an additional 1,054,686 shares of common stock in Cedar Realty Trust, Inc. (“Cedar”) for an aggregate purchase price of approximately $5,038,000. Accordingly, as of June 30, 2012 the Trust held 6,250,716 shares of common stock in Cedar representing 8.70% of Cedar’s total outstanding common stock. On October 18, 2012 the Trust sold approximately 52% of its holdings of Cedar in a block sale for net proceeds of approximately $17,160,000. As of December 31, 2012 the Trust held 3,000,716 shares of common stock of Cedar.

Also during 2012 the Trust sold all of its remaining REIT preferred share holdings and received net proceeds of $4,302,000.

5.	Loans Receivable

The Trust’s loans receivable at December 31, 2012 and 2011 are as follows (in thousands):

				Carrying Amount		Contractual
Description	Loan Position	Stated Interest Rate		December 31, 2012	December 31, 2011	Maturity Date
Hotel Wales	Whole Loan	LIBOR + 4.0%	(2)	$20,101	$20,101	10/05/13
Renaissance Walk	Mezzanine	LIBOR + 12.0%	(3)	3,000	3,000	01/01/14
Fenway Shea (1)	Whole Loan	12.0%		2,273	—	04/05/14
The Shops at Wailea	B-Note	6.15%		5,376	—	10/06/14
Legacy Orchard (1)	Corporate Loan	15.0%		9,750	9,750	10/31/14
Queensridge	Whole Loan	LIBOR + 11.5%	(7)	39,170	—	11/15/14
San Marbeya	Whole Loan	5.88%		27,149	26,501	01/01/15
127 West 25th Street	Mezzanine	14.0%	(4)	8,687	—	04/30/15
Churchill (1)	Whole Loan	LIBOR + 3.75%		683	—	06/01/15
180 N. Michigan	Mezzanine	8.25%		5,237	—	12/01/15
1515 Market	Whole Loan	(8)		58,650	—	(8)
Rockwell	Mezzanine	12.0%		323	275	05/01/16
500-512 7th Ave	B-Note	7.19%		10,009	9,979	07/11/16
Pinnacle II	B-Note	6.31%		4,652	—	09/06/16
Popiu Shopping Village	B-Note	6.62%		1,948	—	01/06/17
The Disney Building	B-Note	5.90%		9,043	—	04/06/17
Wellington Tower	Mezzanine	6.79%		2,687	2,563	07/11/17
Mentor Building	Whole Loan	10.0%		2,512	—	09/10/17
180 N. Michigan	Mezzanine	—		—	2,930	(5)
160 Spear (6)	B-Note	—		—	11,555	(6)
160 Spear (6)	Mezzanine	—		—	4,846	(6)
Magazine (6)	Mezzanine	—		—	18,805	(6)
Marc Realty - 29 East Madison (6)	Mezzanine	—		—	4,028	(6)

				$211,250	$114,333

(1)	The Trust determined that certain loans receivable are variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.
(2)	LIBOR floor of 3%.
(3)	LIBOR floor of 2%.
(4)	Interest rate is equal to the greater of 14.0% or LIBOR plus 10%.
(5)	Converted to equity investment during the three months ended March 31, 2012.
(6)	The loans were satisfied during the year ended December 31, 2012.
(7)	LIBOR floor of 0.5%.
(8)	This loan was in maturity default at the time of acquisition. The loan was modified on February 1, 2013. See Note 4 – Acquisition, Disposition, Leasing and Financing Activity for details on the modification.

The carrying amount of loans receivable includes accrued interest of $1,016,000 and $500,000 at December 31, 2012 and December 31, 2011, respectively, and cumulative accretion of $2,527,000 and $9,914,000 at December 31, 2012 and December 31, 2011, respectively.

The Trust uses an independent third party service provider to estimate the fair value of its loans receivable. Fair value measurements, including unobservable inputs, are evaluated for reasonableness based on current transactions and experience in real estate and capital markets. The input used in determining the estimated fair value of the Trust’s loans receivable are categorized as level 3 in the fair value hierarchy. The fair value of the Trust’s loans receivable, exclusive of interest receivable was approximately $222,246,000 and $123,630,000 at December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012, the Trust’s loan receivables have accretable discount yet to be recognized as income totaling $9,865,000.

The weighted average coupon on our loans receivable was 7.65% and the weighted average yield to maturity was 11.43% at December 31, 2012.

With the exception of the San Marbeya, Hotel Wales and Queensridge Tower loans receivable, none of the loans receivable are directly financed. On January 14, 2011, the Trust restructured the San Marbeya first mortgage loan to create a $15,150,000 senior participation which bears interest at 4.85% and a $15,744,000 junior participation which bears interest at 6.4%. The Trust issued the senior loan participation to CDO-1 at par and retained the junior participation. On October 7, 2011 the Trust restructured the Hotel Wales first mortgage loan to create a $14,000,000 senior participation which bears interest at LIBOR + 1.25% with a 3% LIBOR floor, and a $6,000,000 junior participation. The Trust issued the senior participation to CDO-1 at par and retained the junior participation. The Trust accounts for the senior loan participations on San Marbeya and Hotel Wales as non-recourse secured financings.

On November 15, 2012 the Trust obtained a $25,000,000 loan from KeyBank collateralized by the Queensridge Towers loan. The loan bears interest at LIBOR plus 4%, requires monthly payments of interest only and is co-terminous with the Queensridge Towers loan with a maturity date of November 15, 2014, subject to one, twelve month extension. Principal payments are required to be made in accordance with principal payments received on the Queensridge Tower loan. The KeyBank loan payable is recourse to the Trust and the Operating Partnership. The Trust accounts for the loan as a recourse secured financing.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011

Balance at beginning of year	$114,333	$110,395
Purchase and advances	175,550	67,619
Interest accrued (received), net	516	(37)
Repayments	(68,824)	(70,289)
Loan accretion	8,333	13,401
Discount accretion received in cash	(15,720)	(13,290)
Conversion of 180 North Michigan loan to equity investments	(2,938)	—
Transfer from loan securities	—	662
Transfer Marc Realty seller financing from equity investments	—	12,544
Transfer Sealy loan to equity investments	—	(4,650)
Transfer 450 W 14th St bridge loan to preferred equity investments	—	(2,022)

Balance at end of year	$211,250	$114,333

The following table summarizes the Trust’s interest and dividend income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Interest and dividends detail:
Interest on loan assets	$11,736	$11,073	$5,691
Accretion of loan discount	8,333	13,401	8,782
Interest and dividends on REIT securities	1,054	984	2,655

Total interest and dividends	$21,123	$25,458	$17,128

The 160 Spear loan and the San Marbeya loan each representing more than 10% of interest income, contributed approximately 34% of interest income of the Trust for the year ended December 31, 2012. The 160 Spear loan and the Metropolitan Tower loan each representing more than 10% of interest income, contributed approximately 48% of interest income of the Trust for the year ended December 31, 2011. The same two loans, each of which represented more than 10% of interest income, contributed approximately 74% of interest income of the Trust for the year ended December 31, 2010.

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

The table below summarizes the Trust’s loans receivable by internal credit rating at December 31, 2012 (in thousands, except for number of loans).

Internal Credit Quality	# of Loans	Carrying Value of Loans Receivable	# of Loans	Whole Loans	# of Loans	B-Notes	# of Loans	Mezzanine Loans
Greater than zero	18	$211,250	8	$160,288	5	$31,028	5	$19,934
Equal to zero	—	—	—	—	—	—	—	—
Less than zero	—	—	—	—	—	—	—	—

Subtotal	18	$211,250	8	$160,288	5	$31,028	5	$19,934

The table below summarizes the Trust’s loans receivable by internal credit rating at December 31, 2011 (in thousands, except for number of loans).

Internal Credit Quality	# of Loans	Carrying Value of Loans Receivable	# of Loans	Whole Loans	# of Loans	B-Notes	# of Loans	Mezzanine Loans

Greater than zero	12	$114,333	3	$56,352	2	$21,534	7	$36,447
Equal to zero	—	—	—	—	—	—	—	—
Less than zero	—	—	—	—	—	—	—	—

Subtotal	12	$114,333	3	$56,352	2	$21,534	7	$36,447

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

As of December 31, 2012 and 2011 there were no non-performing loans and no past due payments. There was no provision for loan loss recorded during the years ended December 31, 2012, 2011 and 2010.

6.	Securities Carried at Fair Value

Securities carried at fair value are summarized in the table below (in thousands):

	2012		2011
	Cost	Fair Value	Cost	Fair Value
REIT Preferred shares	$—	$—	$2,067	$4,277
REIT Common shares	15,876	19,694	21,492	24,579

	15,876	19,694	23,559	28,856
Loan securities	161	11	1,661	5,309

	$16,037	$19,705	$25,220	$34,165

During the years ended December 31, 2012, 2011 and 2010 available for sale securities, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $28,133,000, $35,156,000 and $33,726,000, respectively. The gross realized gains on these sales and payoffs totaled approximately $655,000, $123,000 and $1,027,000 in 2012, 2011 and 2010, respectively. For purpose of determining gross realized gains, the cost of securities is based on specific identification.

For the years ended December 31, 2012, 2011 and 2010, the Trust recognized net unrealized gains on available for sale securities, securities carried at fair value and loan securities carried at fair value of $7,363,000, $5,526,000 and $10,071,000, respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.

7.	Preferred Equity Investments

On December 21, 2012 the Trust made a $6,000,000 preferred equity contribution to its WRT-Fenway Wateridge joint venture. The Trust is entitled to a 12% priority return which is to be paid 8% currently from operating cash flow and the remaining 4% is deferred.

During 2012 the Trust made contributions of $4,750,000 to VHH in preferred equity with a 12% return.

During 2012 the Trust converted its loan of $1,500,000 to its Vintage Housing venture to preferred equity with a 12% return. During 2011 the loan bore interest at 12% with no payments due until there is operating cash flow from the property. No income was recognized in 2012 or 2011 on this investment.

The Trust recognized earnings from its Marc Realty preferred equity investments of $338,000 for each of the years ended December 31, 2011 and 2010, respectively. On January 2, 2012 the Trust restructured its 180 North Michigan preferred equity investment of $3,923,000 and its loan receivable of $2,938,000 to an equity investment.

8.	Equity Investments

The Trust’s equity investments consist of the following at December 31, 2012 and December 31, 2011 (in thousands):

Venture Partner	Equity Investment	Nominal % Ownership at December 31, 2012	December 31, 2012	December 31, 2011
VHH LLC (1)	Vintage Housing LLC	75.0%	$30,534	$29,887
Elad Canada Ltd	WRT-Elad One South State Equity LP	50.0%	460	—
Elad Canada Ltd	WRT-Elad One South State Lender LP	50.0%	24,644	10,150
Mack-Cali	WRT-Stamford LLC	20.0%	8,501	—
Atrium/Northstar	10 Metrotech Loan LLC	33.3%	10,845	—
Atrium Holding	RE CDO Management LLC	50.0%	1,779	1,296
Freed	Mentor Retail LLC	49.9%	551	—
Inland/Lexington	Concord Debt Holdings LLC	33.3%	—	—
Inland/Lexington	CDH CDO LLC	33.3%	—	—
Inland (5)	Concord Debt Holdings LLC	33.3%	3,974	—
Inland (5)	CDH CDO LLC	33.3%	322	—
Sealy (1)	Northwest Atlanta Partners LP	60.0%	8,104	8,537
Sealy (1)	Newmarket GP LLC	68.0%	—	2,811
Sealy (1)	Airpark Nashville GP	50.0%	—	—
Marc Realty (1)	Brooks Building LLC	50.0%	7,983	7,679
Marc Realty (1)	High Point Plaza LLC	50.0%	2,241	2,441
Marc Realty (1)	1701 Woodfield LLC	50.0%	1,977	2,047
Marc Realty (1)	Enterprise Center LLC	50.0%	2,679	2,679
Marc Realty (2)	Michigan 30 LLC	N/A	—	10,049
Marc Realty (2)	Salt Creek LLC	N/A	—	—
Marc Realty (2)	River Road LLC	N/A	—	1,000
Marc Realty (3)	3701 Algonquin Road LLC	N/A	—	250
Marc Realty (2)	900 Ridgebrook LLC	N/A	—	1,000
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	—	7
ROIC (6)	WRT-ROIC Riverside LLC	50.0%	—	7,883
New Valley/Starwood (6)	Socal Office Portfolio Loan LLC	73.0%	8	72,626
Broadway Partners (4)	FII Co-Invest LLC	27.9%	—	1,800
New Valley/Witkoff	701 7th WRT Investors LLC	60.9%	28,735	—
Fenway	WRT-Fenway Wateridge LLC	50.0%	1,522	—

			$134,859	$162,142

(1)	The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the VIEs economic performance.
(2)	Interest sold to Marc Realty on May 31, 2012.
(3)	Interest sold to Marc Realty on March 1, 2012.
(4)	Interest was redeemed on April 12, 2012.
(5)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.
(6)	The underlying loan investments was satisfied at par in September 2012.

The following table reflects the activity of the Trust’s equity investments for the year ended December 31, 2012 (in thousands):

Investment	Balance at December 31, 2011	Contributions	Equity Income (loss)	Distributions	Sales Price	Balance at December 31, 2012
Vintage Housing LLC	$29,887	$2,067	$4,603	$(6,023)	$—	$30,534
WRT-Elad One South State Equity LP	—	2,838	(2,378)	—	—	460
WRT-Elad One South State Lender LP	10,150	11,213	3,281	—	—	24,644
WRT-Stamford LLC	—	8,036	769	(304)	—	8,501
10 Metrotech LLC	—	10,915	335	(405)	—	10,845
RE CDO Management LLC	1,296	550	67	(134)	—	1,779
Mentor Retail LLC	—	505	46	—	—	551
Concord Debt Holdings LLC	—	—	422	(422)	—	—
CDH CDO LLC	—	—	1,715	(1,715)	—	—
701 7th WRT Investors LLC	—	29,025	—	(290)	—	28,735
WRT-Fenway Wateridge LLC	—	1,522	—	—	—	1,522
CDH CDO LLC (1)	—	2,500	(997)	(1,181)	—	322
Sealy	11,348	—	(3,199)	(45)	—	8,104
Marc Realty	27,145	11,833	33	(4,116)	(20,015)	14,880
WRT-ROIC Lakeside Eagle LLC	7	35	(42)	—	—	—
WRT-ROIC Riverside LLC	7,883	—	706	(8,589)	—	—
SoCal Office Portfolio Loan LLC	72,626	—	9,706	(82,324)	—	8
FII Co-invest LLC	1,800	—	232	—	(2,032)	—
Concord Debt Holdings LLC (1)	—	4,501	(456)	(71)	—	3,974

Total	$162,142	$85,540	$14,843	$(105,619)	$(22,047)	$134,859

(1)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.

The following table reflects the activity of the Trust’s equity investments for the year ended December 31, 2011 (in thousands):

Investment	Balance at December 31, 2010	Contributions	Equity Income (loss)	Distributions	Sales Price	Balance at December 31, 2011
Vintage Housing LLC	$—	$31,335	$113	$(1,561)	$—	$29,887
WRT-Elad One South State Lender LP	—	10,150	—	—	—	10,150
RE CDO Management LLC	—	1,250	46	—	—	1,296
Concord Debt Holdings LLC	—	—	3,474	(3,474)	—	—
CDH CDO LLC	—	—	480	(480)	—	—
Sealy	11,904	4,650	(4,956)	(250)	—	11,348
Marc Realty	62,150	2,440	(16,539)	(2,540)	(18,366)	27,145
WRT-ROIC Lakeside Eagle LLC	—	18,093	664	(18,750)	—	7
WRT-ROIC Riverside LLC	7,883	—	936	(936)	—	7,883
SoCal Office Portfolio Loan LLC	—	72,354	272	—	—	72,626
FII Co-invest LLC	—	1,800	—	—	—	1,800
WRT-46th Street Gotham LLC	—	8,037	621	(8,658)	—	—
LW-SOFI	—	5,760	2,177	(7,937)	—	—

Total	$81,937	$155,869	$(12,712)	$(44,586)	$(18,366)	$162,142

WRT-Elad - The Trust holds its mezzanine loan interest in Sullivan Center through WRT-Elad Lender LP and its profits participation interest through WRT-Elad Equity LP (“Equity LP”). The Trust has determined that One South State Street LLC is a variable interest entity for which Equity LP is the primary beneficiary. Equity LP has consolidated Sullivan Center as of February 3, 2012, the date it acquired the profits participation interest, and has completed purchase accounting pursuant to the guidance for business combinations based on available information obtained from the managing member of Sullivan Center.

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

On March 1, 2012, the Trust sold to Marc Realty its interest in 3701 Algonquin for $250,000. On May 31, 2012, the Trust sold to Marc Realty its interests in Salt Creek, River Road and Ridgebrook for $0, $1,000,000 and $1,100,000, respectively.

On May 31, 2012, the Trust sold to Marc Realty its interest in the 30 North Michigan property for $10,300,000. The purchase was financed with a $6,550,000 secured promissory note. The note was fully satisfied on August 3, 2012.

SoCal Office Portfolio Loan – On September 28, 2012, the loan held by SoCal Office Portfolio Loan (“SoCal”) was paid off at par. Our joint venture WRT-SoCal Lender LLC (“SoCal Lender”) which held the equity investment on SoCal received a return of capital distribution of $44,224,000 on its investment from this transaction. The Trust’s allocable share of the distribution was $38,407,000. SoCal acquired the loan on November 4, 2011. Earlier in 2012, SoCal obtained a recourse repurchase facility and received net proceeds of approximately $38,100,000 which was distributed entirely to the Trust in partial redemption of its interest. The SoCal balance sheet consisted of total assets of $13,000 and $97,989,000 at December 31, 2012 and 2011, respectively and total liabilities of $0 and $269,000 as of December 31, 2012 and 2011, respectively. SoCal had net income of $16,892,000 and $366,000 for the years ended December 31, 2012 and 2011, respectively. A majority of the proceeds from the payoff of the loan were distributed in 2012. Any remaining funds will be utilized to wind up and dissolve SoCal or be distributed upon dissolution.

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

In June 2011 the Trust made a $20,641,000 bridge loan to the venture. The bridge loan enabled the venture to satisfy its first mortgage loan at a discounted payoff amount of $20,500,000. As a result of the discounted payoff, the venture recognized gain on extinguishment of debt of approximately $9,170,000, inclusive of accrued interest and penalties totaling $2,410,000, of which the Trust’s share was $5,502,000.

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

Newmarket GP LLC

The Trust owns, through a venture with Sealy, a 68% non-controlling ownership interest in a six building office-flex campus containing approximately 470,000 square feet in Atlanta, Georgia. The purchase price for the property was $47,000,000 including assumed debt. The venture assumed an existing $37,000,000, 6.12% first mortgage loan encumbering the property, which matures in November 2016 and is non-recourse to the Trust.

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

Airpark Nashville GP

The Trust owns, through a venture with Sealy, a 50% non-controlling ownership interest in 13 light distribution and service center properties in Nashville, Tennessee. Both Sealy and the Trust contributed $9,308,000 for their 50% ownership in the venture. The balance of the $87,200,000 property purchase price was financed through approximately $65,383,000 of proceeds, net of escrows and closing costs from a $74,000,000 5.77% first mortgage loan that matured in May 2012. The loan has been transferred to special servicing and the Trust is seeking an extension of the first mortgage loan as well as other concessions from the lender. There are no assurances that a restructuring or discounted repayment will be accomplished. The loan is non-recourse to the Trust.

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

Concord Debt Holdings and CDH CDO

During the years ended December 31, 2012 and 2011, the Trust received cash distributions from Concord Debt Holdings LLC of $422,000 and $3,474,000, respectively. The Trust recognized equity income for the full amount of the distributions. The Trust has suspended losses of $40,557,000 to offset against future equity income from Concord at December 31, 2012.

During the years ended December 31, 2012 and 2011, the Trust received $1,715,000 and $480,000, respectively. The Trust recognized equity income for the full amount of the distribution. The Trust has suspended losses of $32,984,000 to offset against future equity income from CDH CDO LLC at December 31, 2012.

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

Vintage Housing Holdings

The Trust has made additional investments in the aggregate of $6,779,000 to the Vintage platform during 2012. The venture’s new investments included a $5,500,000 contribution to a planned 345 unit multi-family project in Lynnwood, Washington, a $750,000 contribution to a planned 204-unit multi-family property in Marysville, Washington and $529,000 contribution to complete the acquisition of interests in the general partners of two multifamily properties comprising approximately 490 units located in California and Nevada.

In relation to its investment in Vintage Housing Holdings, the Trust has elected a one-month lag period. The lag period is allowed under the provisions of ASC 810-10 and is necessary in order for the Trust to consistently meet its regulatory filing deadlines.

New Joint Venture Investments

The Trust has made significant new investments during the quarter ended December 31, 2012 in 701 7th WRT Investors and WRT-Fenway Wateridge that are discussed in detail in Note 4.

Separate Financial Statements for Unconsolidated Subsidiaries

The Trust has determined that for the periods presented in the Trust’s financial statements, certain of its unconsolidated subsidiaries have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Trust is required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to its Annual Report on Form 10-K as follows:

Entity	Year(s) determined significant	Exhibit
Concord Debt Holdings LLC	2011	99.1
Sealy Northwest Atlanta Partners LP	2011	99.2
Sealy Newmarket General Partnership	2011	99.3

The Trust was granted a waiver of the requirements to provide S-X 3-09 financial statements for its equity method joint venture investee SoCal by the U.S. Securities and Exchange Commission. SoCal met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for 2012 solely due to the early payoff of its sole investment in a loan asset. The proceeds from the loan payoff have been distributed, and SoCal is expected to be dissolved in 2013.

The balance sheets of SoCal are as follows (in thousands):

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$11	$365
Real estate debt investments	—	96,970
Receivables and other assets	2	654

Total Assets	$13	$97,989

LIABILITIES AND MEMBERS’ CAPITAL
Other current liabilities	$—	$269
Members’ Capital	13	97,720

Total Liabilities and Members’ Capital	$13	$97,989

Carrying value of the Trust’s investments in the equity investments	$8	$72,626

The statements of operations for SoCal are as follows (in thousands):

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Interest, dividends and discount accretion	$25,122	$635

Expenses
Interest	7,794	—
General and administrative	424	269
Other expenses	12	—

Total expenses	8,230	269

Net income	$16,892	$366

Trust’s share of net income	$9,706	$272

Combined Financial Statements for Unconsolidated Subsidiaries

Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries excludes information for the entities listed above:

The combined summarized statements of operations of real estate equity investments are as follows (in thousands):

	December 31, 2012	December 31, 2011
ASSETS
Real estate, net	$627,362	$503,228
Cash and cash equivalents	19,230	6,136
Receivables and other assets	52,680	38,996
Other assets	55,974	31,800

Total Assets	$755,246	$580,160

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage and notes payable	$512,698	$340,638
Other current liabilities	21,093	17,274
Other liabilities	65,145	50,970
Non-controlling interests	29,979	13,779
Members’ Capital	126,331	157,499

Total Liabilities and Members’ Capital	$755,246	$580,160

Carrying value of the Trust’s investments in the equity investments	$71,069	$57,032

The combined summarized statements of operations of real estate equity investments are as follows (in thousands):

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Total revenue	$89,595	$54,600	$49,071

Expenses
Operating	31,053	22,340	20,342
Real estate taxes	7,274	5,978	5,873
Interest	22,101	13,330	9,033
Depreciation and amortization	21,724	16,068	13,616
Other expenses	5,895	929	486

Total expenses	88,047	58,645	49,350

Other income
Gain from extinguishment of debt	—	—	2,207
Net income (loss)	$1,548	$(4,045)	$1,928

Trust’s share of net income (loss) (1)	$5,606	$(1,635)	$1,109

(1)	The Trust records its investments in WRT-Elad and Vintage Housing LLC on a one month lag, therefore, amounts in the Trust’s financial statements for the year ended December 31, 2012 are based on balances and results from WRT-Elad and Vintage Housing LLC for the 12 month period ended November 30, 2012.

The combined summarized balance sheets of the loan and other equity investments are as follows (in thousands):

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$2,201	$796
Real estate debt investments	260,652	223,902
Securities available for sale	95,994	103,518
Receivables and other assets	2,223	3,512
Other assets	27,790	27,988

Total Assets	388,860	$359,716

LIABILITIES AND MEMBERS’ CAPITAL
Non-recourse secured financings	$275,880	$306,634
Other current liabilities	3,233	1,645
Other liabilities	33,905	36,788
Members’ Capital	75,842	14,649

Total Liabilities and Members’ Capital	$388,860	$359,716

Carrying value of the Trust’s investments in the equity investments	$21,447	$9,187

The combined summarized statements of operations of loan and other equity investments are as follows (in thousands):

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Years Ended December 31, 2010
Interest, dividends and discount accretion	$28,565	$24,251	$6,917

Expenses
Interest	8,411	9,127	3,258
Loan loss provision	10,745	3,889	—
General and administrative	6,956	7,216	840
Other expenses	130	67	—

Total expenses	26,242	20,299	4,098

Other income:
Gain on debt extinguishment	—	8,252	17,000
Gain (loss) on sale of investment	285	(1,258)	(7,129)
Other income	618	324	—

Total other income	903	7,318	9,871

Net income	$3,226	$11,270	$12,690

Trust’s share of net income	$2,554	$2,126	$472

9. Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $280,576,000 and $230,940,000 at December 31, 2012 and 2011, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at December 31, 2012 and 2011 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR/Prime	Interest Rate at December 31, 2012	December 31, 2012		December 31, 2011

Amherst, NY	Oct 2013	—	5.65%	$15,225		$15,682
Memphis, TN	Aug 2014	Libor + 2.5% (5)	3.00%	13,408		—
Chicago, IL	Apr 2015	—	6.25%	8,700		8,900
Lisle, IL (3)	Oct 2014	Libor + 2.5% (1)	2.71%	5,752		21,000
Chicago, IL	Mar 2016	—	5.75%	20,200		20,522
Houston, TX	Apr 2016	—	6.15%	52,052		56,423
New York, NY	May 2016	Libor + 2.5% (2)	3.50%	51,982		49,585
Greensboro, NC	Aug 2016	—	6.22%	15,139		—
Cerritos, CA	Jan 2017	—	5.07%	23,184
Lisle, IL	Mar 2017	—	5.55%	5,543		5,600
Orlando, FL	Jul 2017	—	6.40%	37,580		38,132
Plantation, FL	Apr 2018	—	6.48%	10,811		10,927
Meriden, CT	Oct 2022	—	3.95%	21,000		—
Indianapolis, IN	N/A	—	N/A	—	(4)	4,169

				$280,576		$230,940

(1)	The loan has an interest rate cap which caps LIBOR at 1%.
(2)	The loan has a LIBOR floor of 1%.
(3)	The loan was previously collateralized by three properties. Two of the properties were released from the mortgage upon partial repayment in October 2012.
(4)	Mortgage loan was satisfied September 2012 upon sale of Circle Tower operating property.
(5)	The loan has a LIBOR floor of 0.5% and an interest rate cap which caps LIBOR at 0.5%.

The Trust determines the fair value of its mortgage loans payable using discounted cash flow analyses by discounting future cash payments at interest rates the Trust believes approximate the current market. In determining the current market rates, the Trust adds its estimate of market spreads to the quoted yields on federal government treasury securities. The inputs used in determining the estimated fair value of the Trust’s mortgage loans payable are categorized as level 3 in the fair value hierarchy. The estimated fair value of the Trust’s mortgage loans payable and revolving line of credit are less than their current carrying value by $9,653,000 and $12,604,000 at December 31, 2012 and 2011, respectively.

Non-Recourse Secured Financings

The Trust’s non-recourse secured financings at December 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

Collateral	Maturity	Spread Over LIBOR/Prime		Interest Rate at December 31, 2012	December 31, 2012	December 31, 2011

Hotel Wales Loan	Oct 2013	LIBOR plus 1.25%	(1)	4.25%	$14,000	$14,000

San Marbeya Loan	Jan 2015	—		4.85%	15,150	15,150

					$29,150	$29,150

(1)	The loan has a LIBOR floor of 3%.

The Trust determines the fair value of its secured financing using a discounted cash flow analyses by discounting future cash payments at interest rates that the Trust believes approximate the current market. In determining the current market rates, the Trust adds its estimate of market spreads to the quoted rates for recent market transactions. The inputs used in determining the estimated fair value of the Trust’s secured financings are categorized as level 3 in the fair value hierarchy. The estimated fair value of the Trust’s secured financings are greater than their carrying value by $333,000 and $152,000 at December 31, 2012 and 2011, respectively.

Recourse Secured Financings

In November 2012, the Trust obtained a $25,000,000 loan which is secured by the Queensridge loan receivable. As of December 31, 2012, the recourse secured financing has a carrying value of $23,770,000, bears interest at a rate of LIBOR plus 4.0% and matures on November 15, 2014. The inputs used in determining the estimated fair value of the Trust’s secured financings are categorized as level 3 in the fair value hierarchy. The fair value of the loan approximates its carrying value at December 31, 2012.

Notes Payable

In conjunction with the loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bears interest at 6.6996% per annum and requires monthly payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property after the Trust receives its 9.0% priority return of capital, during a specified time period as defined in the loan modification document. As of December 31, 2012, the carrying value of the participating B Note was $876,000 which approximates fair value. The inputs used in determining the estimated fair value of the Trust’s notes payable are categorized as level 3 in the fair value hierarchy.

On October 15, 2012, an entity in which the Trust holds an indirect interest executed a note payable in the amount of $1,600,000. The note bears interest at 15% per annum and matures on October 15, 2022. In the consolidation of the Trust, $800,000 of the note payable is eliminated for accounting purposes. The balance of the note as of December 31, 2012 was $800,000 which approximates fair value.

10.	Revolving Line of Credit

The Trust has a revolving line of credit in the principal amount of $50,000,000 which bears interest at LIBOR plus 3% and has a maturity date of March 3, 2014 with a one year option to extend the maturity date to March 3, 2015. The Trust must comply with financial covenants on an ongoing basis. The covenants are tested as of the end of each quarter based upon results for the most recently ended quarter. The Trust was in compliance with its financial covenants under its revolving line of credit as of December 31, 2012.

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

The outstanding balance under the facility was $0 and $40,000,000 at December 31, 2012 and 2011, respectively. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $150,000 and $119,000 for years ended December 31, 2012 and 2011, respectively.

11.	Senior Notes Payable

In August 2012 the Trust issued a total $86,250,000 of its 7.75% Senior Notes due August 2022 (the “Senior Notes”) at an issue price of 100% of par value. The Trust received net proceeds of approximately $83,228,000, after deducting the underwriting discounts, commissions and offering expenses of $3,022,000.

The Senior Notes mature on August 15, 2022 and bear interest at the rate of 7.75% per year, payable quarterly in arrears commencing November 15, 2012. The Trust may redeem the Senior Notes, in whole or in part, at any time or from time to time on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

The Senior Notes rank senior to all of the Trust’s future indebtedness that by its terms is expressly subordinate to the Notes; except as discussed below, pari passu to all of the existing and future liabilities of the Trust’s subsidiaries, including the Operating Partnership. However, the Notes will have priority with respect to a security interest in a promissory note issued by the Operating Partnership with a principal balance equal to the outstanding balance of the Senior Notes, which will be pari passu with all existing and future unsecured senior indebtedness of the Operating Partnership.

The indenture relating to the Senior Notes contains certain financial restrictions and requirements, including but not limited to cross-collateralization requirements on certain of its consolidated operating properties. At December 31, 2012, the Trust was in compliance with the financial restrictions and requirements.

The Trust determines the fair value of its Senior Notes using the quoted market price. The inputs used in determining the estimated fair value of the Trust’s Senior Notes are categorized as level 1 in the fair value hierarchy. The estimated fair value of the Trust’s Senior Note is greater than its carrying value by $2,933,000 at December 31, 2012.

The following table summarizes future principal repayments of mortgage loans payable, senior notes payable, notes payable and secured financings (not including fair market value adjustments) as of December 31, 2012 (in thousands):

Year	Amount
2013	$35,628
2014	49,471
2015	31,134
2016	121,913
2017	63,730
Thereafter	116,948

$418,824

12.	Derivative Financial Instruments

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change, if any, in fair value of the derivatives is recognized directly in earnings. During the twelve months ended December 31, 2012, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses, both at its inception and on an ongoing basis, whether the hedging instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedges designated and qualifying as cash flow hedges totaling $42,000 and ($29,000) of comprehensive loss (income) for the twelve months ended December 31, 2012 and December 31, 2011, respectively.

The table below presents information about the Trust’s interest rate caps that are included on the consolidated balance sheet that were designated as cash flow hedges of interest rate risk at December 31, 2012 (dollars in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap in Other Comprehensive Income	Unrealized Gain on Settled Cap in Other Comprehensive Income	Change in Cap Valuations Included in Other Comprehensive Income for the Year Ended December 31,
Aug 2014	0.5%	$13,408	$22	$(4)	$—	$(4)

The table below presents information about the Trust’s interest rate caps that were not designated as cash flow hedges at December 31, 2012 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value	Change in Cap Valuations Included in Interest Expense for the Year Ended December 31, 2012
Oct 2014	1.00%	$5,753	$174	$1	$121
May 2013	1.25%	51,982	196	—	19
May 2014	1.75%	51,982	434	—	49

13.	Non-controlling Interests

Deer Valley Operating Property – On March 29, 2012 the Trust purchased the 3.5% non-controlling ownership interest of its consolidated joint venture, WRT-DV LLC, for $400,000. The Trust accounted for this purchase as an equity transaction recording the difference in the $192,000 carrying value of the acquired non-controlling interest and the purchase price as a $208,000 reduction in paid-in capital.

One East Erie/Ontario Operating Property – On June 1, 2012, the Trust purchased from Marc Realty its 20% non-controlling interest in FT-Ontario Holdings LLC (“Ontario”) for $5,850,000. The Trust accounted for this purchase as an equity transaction recording the difference in the $363,000 carrying value of the acquired non-controlling interest and the purchase price as a $5,487,000 reduction in paid-in capital.

Houston, Texas Operating Property – During the fourth quarter of 2012, a wholly-owned subsidiary of the Trust conducted a tender offer to acquire additional limited partner units in 5400 Westheimer Holding LP. The Trust acquired an additional 5.5 limited partnership units resulting from the offer, representing 22% of Westheimer for a purchase price of $1,650,000. The Trust now owns 30% of Westheimer. The Trust accounted for this purchase as an equity transaction recording the difference in the $2,812,000 carrying value of the acquired non-controlling interest and the purchase price as a $1,162,000 increase in paid-in capital.

The changes in the Trust’s ownership interest in the subsidiaries impacted consolidated equity during the period shown as follows:

	For the Years Ended December 31,
	2012	2011	2010
Net income attributable to Winthrop Realty Trust	$24,631	$10,933	$16,477
Decrease in Winthop Realty Trust paid in capital adjustments from non-controlling interests	(4,533)	—	—

Changes from net income attributable to
Winthrop Realty Trust and transfers from non-controlling interests	$20,098	$10,933	$16,477

14.	Common Shares

The following table sets forth information relating to sales of Common Shares during the years ended December 31, 2009, 2010, 2011 and 2012:

Date of Issuance / Repurchase	Number of Shares Issued / Repurchased	Price per Share		Type of Offering
January 15, 2009	61,292	$10.85		DRIP (1)
April 15, 2009	7,462	$8.27		DRIP
July 15, 2009	37,982	$8.72		DRIP
October 15, 2009	63,471	$8.96		DRIP
November 27, 2009	4,450,781	$9.05		Rights Offering (2)
January 15, 2010	47,385	$12.73		DRIP
April 15, 2010	44,181	$13.75		DRIP
July 15, 2010	50,439	$12.15		DRIP
September 27, 2010	5,750,000	$12.25	(3)	Public Offering
October 15, 2010	48,398	$12.53		DRIP
January 15, 2011	58,161	$11.70		DRIP
April 6, 2011	5,750,000	$11.25	(3)	Public Offering
April 15, 2011	59,207	$11.63		DRIP
July 15, 2011	61,224	$11.35		DRIP
October 17, 2011	82,256	$8.46		DRIP
January 17, 2012	12,468	$10.67		DRIP
April 16, 2012	12,778	$10.60		DRIP
July 16, 2012	10,767	$11.96		DRIP
October 15, 2012	11,704	$10.24		DRIP

December 1, 2012	(70,040)	$10.60		Share Repurchase

(1)	The Trust’s Dividend Reinvestment and Stock Purchase Plan.
(2)	Rights offering pursuant to which each holder of Common Shares and Series B-1 Preferred Shares received one basic subscription right for every three and one-half Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every three and one-half Common Shares issuable upon conversion of such Series B-1 Preferred Shares.
(3)	Before underwriting discount.

15.	Common Share Options

In May 2007 the Trust’s shareholders approved the Winthrop Realty Trust 2007 Long Term Incentive Plan (the “2007 Plan”) pursuant to which the Trust can issue options to acquire Common Shares and restricted share awards to its Trustees, directors and consultants. There are 100,000 Common Shares reserved for issuance under the 2007 Plan and as of December 31, 2012, no stock options or restricted stock awards have been issued.

In December 2003 the Board of Trustees granted 20,000 options under a Long Term Incentive Performance Plan to a Trustee who was Interim Chief Executive Officer and Interim Chief Financial Officer. The options have an exercise price of $11.15 and expire on December 16, 2013. To date no options have been exercised. There were no other options granted, cancelled or expired and in March 2005 the plan terminated.

16.	Discontinued Operations

The Trust’s properties in Athens, Georgia; Indianapolis, Indiana; Lafayette, Louisiana; St. Louis, Missouri; Knoxville, Tennessee; Memphis, Tennessee and Sherman, Texas are classified as discontinued operations.

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

In September 2012, the Indianapolis, Indiana and Memphis, Tennessee properties were classified as discontinued operations and sold. The Indianapolis, Indiana property was sold for net proceeds of $945,000. The Memphis, Tennessee property was sold, and the Trust recorded a $698,000 impairment charge, offset by $592,000 of settlement income which is included in discontinued operations for the year ended December 31, 2012.

Results for discontinued operations for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Revenues	$1,059	$265	$1,082
Gain on sale of investments in real estate	945	392	—
Settlement income	592	—	—
Operating expenses	(765)	(227)	(109)
Depreciation and amortization	(400)	(2)	(155)
Impairment loss	(698)	—	(2,720)
Interest expense	(800)	—	—

Income (loss) from discontinued operations	$(67)	$428	$(1,902)

17.	Federal and State Income Taxes

The Trust has made no provision for regular current or deferred federal income taxes and no deferred state income taxes have been provided for on the basis that the Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum dividend requirements. As of December 31, 2011, the Trust has net operating loss carryforwards of approximately $4,830,000 which will expire in 2023. The Trust does not expect to utilize any of the net operating loss carryforwards to offset 2012 taxable income. The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes.

The Trust’s capital loss carryforwards of $43,430,000 are not available in certain states and localities where the Trust has an obligation to pay income taxes. The Trust’s capital loss carryforwards will expire from 2014 through 2015. In addition, certain states and localities disallow state income taxes as a deduction and exclude interest income from United States obligations when calculating taxable income. Federal and state tax calculations can differ due to differing recognition of net operating losses. Accordingly, the Trust has recorded $234,000, $379,000 and $134,000 in state and local taxes for the years ended December 31, 2012, 2011 and 2010, respectively.

Both of the Series B-1 Preferred and Series C Preferred Shares were fully redeemed in 2011.

The 2011 and 2010 cash dividends per Series B-1 Preferred Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid
2011	$1.30	$—	$—	$1.30
2010	2.03	—	—	1.22

The 2011 and 2010 cash dividends per Series C Preferred Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid
2011	$1.30	$—	$—	$1.30
2010	2.03	—	—	2.03

The 2012 and 2011 cash dividends per Series D Preferred Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid
2012	$2.31	$—	$—	$2.31
2011	0.21	—	—	0.21

The 2012, 2011 and 2010 cash dividends per Common Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid
2012	$0.49	$—	$—	$0.49
2011	0.69	—	—	0.69
2010	0.77	—	—	0.77

The following table reconciles GAAP net income attributable to the Trust to taxable income (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Net income(loss) attributable to Winthrop Realty Trust	$24,631	$10,933	$16,477

Book/Tax differences from depreciation and amortization expense	5,297	4,588	189
Book/Tax differences of accretion of discount	(8,333)	(13,401)	(8,782)
Book/Tax differences of unrealized gains	(6,923)	(2,788)	(10,080)
Book/Tax differences on gains/losses from capital transactions	(1,876)	(5,842)	1,655
Book/Tax differences on Preferred Shares	—	1,428	1,563
Book/Tax differences for impairment losses	3,260	7,600	2,720
Book/Tax differences on investments in unconsolidated joint ventures	4,131	31,634	15,661
Other book/tax differences, net	(8,781)	(766)	(134)
Book/Tax differences on dividend income	(452)	(371)	93
Book/Tax differences of market discount	14,065	13,250	—

Taxable income	$25,019	$46,265	$19,362

18.	Commitments and Contingencies

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

In addition to the initial purchase price of certain loans and operating properties and initial investments in equity investments, the Trust has future funding commitments which total approximately $39,104,000 at December 31, 2012. The Trust also has ground lease commitments of $1,282,000, $1,405,000, $1,463,000, $1,592,000, $1,656,000 and $109,418,000 for the years ended December 31, 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

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

19.	Related-Party Transactions

FUR Advisors

The activities of the Trust are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors. Effective January 1, 2013, the Advisory Agreement was amended and restated which revised terms including a description of the incentive fee are set forth in Note 24 – Subsequent Events.

FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. Under the Advisory Agreement in effect during 2010, 2011 and 2012, FUR Advisors was entitled to receive a base management fee and an incentive fee in accordance with the terms of the Advisory Agreement. The base management fee, which is paid on a quarterly basis, equals to 1.5% of (i) the issuance price of our outstanding equity securities plus (ii) 0.25% of any equity contribution by an unaffiliated third party to a venture managed by the Trust. Pursuant to the terms of the Advisory Agreement, no incentive fee was payable during the years ended 2010, 2011 or 2012. In addition, FUR Advisors or its affiliate is also entitled to receive property management fees and construction management fees at commercially reasonable rates.

The following table sets forth the fees and reimbursements paid by the Trust for the years ended December 31, 2012, 2011 and 2010 to FUR Advisors and Winthrop Management (in thousands):

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Base Asset Management Fee (1)	$8,953	$7,690	$5,225
WRP Sub-Management LLC Credit	—	—	(129)
Property Management Fee	724	537	248
Construction Management Fee	128	1	24

	$9,805	$8,228	$5,368

(1)	The base asset management fee attributable to third party equity contributions amounted to $139,000, $49,000 and $10,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Winthrop Management

Winthrop Management, an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust pursuant to the terms of individual property management agreements.

Credits

WRP Sub-Management LLC (“WRP Sub-Management”), an affiliate of FUR Advisors provided accounting, collateral management and loan brokerage services to CDO-1 and its subsidiaries. WRP Sub-Management received reimbursement of direct and indirect expenses totaling $716,000 for the year ended December 31, 2010, in accordance with the terms of the agreement. Of this amount, $259,000 was paid to reimburse it for costs associated with providing accounting and other “back-office” services for the benefit of Concord and CDO-1 (the “Affiliate Amount”). Because the Trust pays an advisory fee to FUR Advisors whereas the Trust’s partners in Concord do not, the advisory fee payable to FUR Advisors by the Trust was reduced by 50% of the Affiliate Amount to ensure equal treatment of the Trust and its partners with respect to the reimbursements paid by Concord. For the year ended December 31, 2010, the Trust received and utilized a credit of $129,000 against the base management fee.

Other Transactions

On October 4, 2012 the Trust purchased from an affiliate of FUR Advisors for $75,000 a 100% membership interest in the entity that holds fee simple title to a Class B office building located in Cerritos, California. See Note 4 for a detailed description of this transaction and for additional activity between the Trust and Concord or CDH CDO.

20.	Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

Year	Amount
2013	41,017
2014	39,594
2015	36,988
2016	32,869
2017	30,380
Thereafter	122,346

$303,194

Spectra Energy represented more than 10% of the base rental revenues of the Trust for the year ended December 31, 2012 contributing approximately 19.7%. This tenant represented approximately 17.5% of the total rentable square footage of the consolidated operating portfolio.

Spectra Energy represented more than 10% of the base rental revenues of the Trust for the year ended December 31, 2011 contributing approximately 21.8%. This tenant represented approximately 14.5% of the total rentable square footage of the consolidated operating portfolio.

Spectra Energy, Siemens Real Estate and Viacom, each of which represented more than 10% of revenues, contributed approximately 44% of the base rental revenues of the Trust for the year ended December 31, 2010. These tenants represented approximately 43% of the total rentable square footage of the consolidated operating property portfolio for the year ended December 31, 2010.

These revenues are reported in the operating properties business segment.

21.	Reportable Segments

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

The following table summarizes the Trust’s assets by reportable segment and capital expenditures incurred for the Trust’s operating properties for the years ended December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Assets
Operating properties	$562,822	$442,209
Loan assets	239,534	217,174
REIT securities	19,694	28,856
Corporate
Cash and cash equivalents	97,682	40,952
Restricted cash	—	3,914
Accounts receivable and prepaids	336	504
Deferred financing costs	3,095	318
Discontinued operations	—	6

Total Assets	$923,163	$733,933

Capital Expenditures
Operating Properties	$12,417	$11,962

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense). The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Operating Properties
Rents and reimbursements	$51,375	$42,789	$36,274
Operating expenses	(15,666)	(14,387)	(7,758)
Real estate taxes	(4,765)	(4,427)	(2,412)
Equity in (loss) income of Marc Realty investments	(132)	(982)	1,776
Equity in (loss) income of Sealy Northwest Atlanta	(388)	4,308	(710)
Equity in loss of Sealy Airpark Nashville	—	(1,034)	(1,107)
Equity in loss of Sealy Newmarket	(2,811)	(2,936)	(1,193)
Equity in income of Vintage	4,603	113	—
Equity in income of WRT-Elad	903	—	—

Operating income	33,119	23,444	24,870
Depreciation and amortization expense	(17,666)	(13,234)	(9,628)
Interest expense	(13,011)	(12,815)	(12,932)
Impairment loss on investments in real estate	(2,562)	(7,600)	—
Impairment loss on Marc Realty equity investments	—	(15,764)	—
Impairment loss on Sealy equity investments	—	(5,294)	—
(Loss) gain on extinguishment of debt	(121)	9,358	—
Gain on sale of equity investments	397	207	—
Settlement income	—	5,868	—
Gain on consolidation of property	—	818	—

Operating properties net income (loss)	156	(15,012)	2,310

Loan Assets
Interest	11,736	11,073	5,691
Discount accretion	8,333	13,401	8,782
Equity in earnings of preferred equity investment in Marc Realty	—	338	338
Equity in earnings of Lex-Win Concord	—	258	—
Equity in earnings of Concord Debt Holdings	422	3,216	—
Equity in earnings of CDH CDO	1,715	480	—
Equity in loss of Concord Debt Holdings (1)	(456)	—	—
Equity in loss of CDH CDO (1)	(997)	—	—
Equity in earnings of ROIC Riverside	706	936	473
Equity in (loss) earnings of ROIC Lakeside Eagle	(42)	664	—
Equity in earnings of 46th Street Gotham	—	621	—
Equity in earnings of Sofitel	—	2,177	—
Equity in earnings of RE CDO Management	67	46	—
Equity in earnings of Socal Office Loan Portfolio	9,706	272	—
Equity in loss of PSW NYC	—	—	(1,246)
Equity in earnings of WRT-Stamford	769	—	—
Equity in earnings of 10 Metrotech	335	—	—
Equity in earnings of Mentor	46	—	—
Gain on sale of securities carried at fair value	614	—	469
Unrealized gain on loan securities carried at fair value	447	2,738	5,011

Operating income	33,401	36,220	19,518
General and administrative expense	(121)	(75)	(300)
Interest expense	(1,494)	(850)	—
Impairment loss on preferred equity investments	—	—	—
Impairment loss on investment in Lex-Win Concord	—	—	—
Provision for loss on loans receivable	—	—	—

Loan assets net income	31,786	35,295	19,218

REIT Securities
Dividends	1,054	984	2,655
Gain on sale of securities carried at fair value	41	123	558
Unrealized gain on securities carried at fair value	6,916	2,788	5,060

REIT securities net income	8,011	3,895	8,273

Net Income	39,953	24,178	29,801
Reconciliations to GAAP Net Income:
Corporate Income (Expense)
Interest and other income	699	1,179	139
General and administrative	(12,393)	(11,173)	(8,198)
Transaction costs	(421)	(519)	(321)
Interest expense	(3,153)	(2,094)	(2,182)
Loss on redemption of Series B-1 Preferred Shares	—	(100)	—
State and local taxes	(234)	(379)	(133)

Income from continuing operations before non-controlling interest	24,451	11,092	19,106
Non-controlling interest	247	(814)	(888)

Income from continuing operations attributable to Winthrop Realty Trust	$24,698	$10,278	$18,218

22.	Variable Interest Entities

Consolidated Variable Interest Entities

Consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE.

The Trust has determined that the entity that holds title to the Cerritos office property, is a variable interest entity. Although the Trust holds 100% of the equity interests in this entity, the B-Note collateralized by the property enables the senior lender to participate in the entity’s expected residual returns. In addition, the Trust will need to fund expected losses and infuse additional capital to lease and stabilize property operations. Through its equity interests in the property, the Trust has both the right to the returns of the entity and power to direct the activities of Cerritos. Accordingly, the Trust is the primary beneficiary and has consolidated Cerritos since its acquisition on October 5, 2012.

The fair value of assets and acquired and liabilities assumed upon the acquisition and consolidation of Cerritos are discussed in Note 4. No gain or loss was recognized in connection with the acquisition and consolidation of the property. At December 31, 2012, the carrying value of the Cerritos assets and liabilities included land and building of $21,423,000 net of accumulated depreciation of $157,000, mortgage debt comprised of an A-Note totalling $23,184,000 and participating B-Note totalling $876,000. The outstanding mortgage debt collateralized by the property is non-recourse to the Trust. The balance of lease intangibles net of accumulated amortization did not materially differ from the balances recognized upon acquisition and consolidation.

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments - The Trust has reviewed its various equity method and preferred equity investments and identified 11 investments for which the Trust holds a variable interest in a VIE. Of these 11 interests there are seven investments for which the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There are four additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the entity holders are not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These unconsolidated joint ventures are those where the Trust is not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities - The Trust has reviewed its loans receivable and loan securities and six of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support.

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

23.	Quarterly Results of Operations (Unaudited)

The following is an unaudited condensed summary of the results of operations by quarter for the years ended December 31, 2012 and 2011. The Trust believes all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

(In thousands, except per-share data)	Quarters Ended
	March 31	June 30	September 30	December 31
2012

Revenues	$17,598	$18,588	$17,057	$19,255

Net income (loss) attributable to Winthrop Realty Trust	$8,253	$3,358	$15,108	$(2,088)

Net income (loss) applicable to Common Shares	$7,328	$571	$12,322	$(4,875)

Per share
Net income (loss) applicable to Common Shares, basic	$0.22	$0.02	$0.37	$(0.15)

Net income (loss) applicable to Common Shares, diluted	$0.22	$0.02	$0.37	$(0.15)

2011

Revenues	$20,213	$15,879	$15,873	$16,282

Net income (loss) attributable to Winthrop Realty Trust	$7,198	$3,728	$9,846	$(9,839)

Net income (loss) applicable to Common Shares	$7,139	$3,670	$9,787	$(10,587)

Per share
Net income (loss) applicable to Common Shares, basic	$0.26	$0.11	$0.30	$(0.32)

Net income (loss) applicable to Common Shares, diluted	$0.26	$0.11	$0.30	$(0.32)

24.	Subsequent Events

All relevant events or transactions that occurred after the balance sheet date not otherwise disclosed and incorporated in the Notes to the Consolidated Financial Statements are described below.

Playa Vista Mezzanine Loan – On January 24, 2013 the Trust originated a $20,500,000 mezzanine loan collateralized indirectly by a 260,000 square foot, two building, Class A office campus commonly referred to as Water’s Edge at Playa Vista which is located three miles from Los Angeles International Airport. The loan, which is subordinate to an $80,300,000 mortgage loan, matures January 23, 2015, bears interest at a rate of LIBOR plus 14.25% per annum, with a 0.50% LIBOR floor, and requires monthly payments of interest only at a rate of 8.25% per annum with the remaining accrued interest being added to principal. In addition, at maturity the Trust is entitled to a participation interest equal to 25% of net equity value or sales proceeds of the property or, alternatively, if the property is not sold, the borrower can issue to the Trust a 25% ownership interest in the property. On March 1, 2013 the Trust sold at par a 50% pari passu participation interest in the loan.

RE CDO Management – On February 20, 2013 the collateral management agreement and subordinated interests related to a collateralized debt obligation entity were sold for $2,750,000. The Trust received net proceeds from the sale of approximately $1,296,000. On March 8, 2013 the C Notes in another collateralized debt obligation entity were sold for $6,240,000. The Trust received net proceeds from the sale of approximately $3,120,000.

Queensridge Loan/Recourse Secured Financing – Subsequent to December 31, 2012 the Trust has received principal repayments totaling $5,987,000 resulting from the sale of several of the condominium units collateralizing the loan. Concurrently with the receipts, the Trust made aggregate principal payments of $5,987,000 on its recourse secured financing collateralized by the Queensridge loan.

Advisory Agreement – The Trust modified its advisory agreement with FUR Advisors effective January 1, 2013 to, among other things, extended the term for five years (subject to earlier termination by the Trust for both cause (as defined) and without cause), modified the required return on the threshold amount for which the incentive fee is payable and provided for a supplemental fee payable to FUR Advisors in the event of an early termination of the Advisory Agreement under certain circumstance or on the liquidation or disposition of the Trust.

As modified, the calculation of the base asset management fee is unchanged but the Advisory Agreement now provides that any dividends paid on account of Common Shares that result in a reduction of the threshold amount (as described below) at the date of the Trust’s liquidation or disposition are deemed a reduction in the aggregate issuance price of the Common Shares, thereby resulting in a reduction of the base management fee.

The growth factor on the incentive fee was modified from 7% per annum to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”). The incentive fee still equals to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (x) when holders of the Common Shares receive aggregate dividends above the threshold amount or (y) upon termination of the Advisory Agreement, if the net value of the Trust’s assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually, but only at such time, if at all, as common shareholders have received dividends in excess of the threshold amount. The threshold amount is equal to $534,224,000 (the threshold amount at December 31, 2012) plus the issuance price for any equity interests in the Trust issued from and after January 1, 2013 plus an annual return thereon equal to the Growth Factor less any dividends paid from and after January 1, 2013. The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by the Trust or with cause by FUR Advisors, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount.

With respect to the supplemental fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by the Trust or with cause by FUR Advisors, (ii) a disposition of all or substantially all of the Trust’s assets, or (iii) an election by the Trust to orderly liquidate its assets. The supplemental fee, if payable, is equal to the lesser of (i) the base management fee paid to FUR Advisors for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of the Trust’s assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of Common Shares at such time as the threshold amount is reduced to $104,980,000, which will be achieved at such time as aggregate distributions of approximately $13.00 in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at January 1, 2013, the supplemental fee would only have been payable if total dividends of approximately $13.00 per Common Share had been paid, and then only until the total supplemental fee paid would have equaled $8,953,000 (the base asset management fee for calendar 2012), which amount would be achieved when total dividends paid per Common Share equaled approximately $14.36.

In the event that the supplemental fee is payable in connection with a disposition, the entire fee is payable upon such disposition. In all other cases where the supplemental fee is payable, the Trust is permitted to defer payment of the first $3,000,000 of the supplemental fee for 30 days and the balance, if any, for a period of six months. If it is determined that the supplemental fee is less than $3,000,000, FUR Advisors is obligated to promptly return to the Trust the difference between the $3,000,000 paid to it and the actual supplemental fee.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Trust’s disclosure controls and procedures are effective.

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

As of December 31, 2012 the Trust’s management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting. The Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework.” Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2012.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Trustees of the Trust may be found under the caption “Election of Trustees” presented in our Proxy Statement for the Annual Meeting of Shareholders, expected to be held in May 2013, which we refer to as the Proxy Statement. That information is incorporated herein by reference.

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm on page 60 of Item 8.

Management’s Report on Internal Controls over Financial Reporting on page 115 of Item 9A.

Consolidated Balance Sheets - December 31, 2012 and 2011 on page 61 of Item 8.

Consolidated Statements of Operations and Comprehensive Income - For the Years Ended December 31, 2012, 2011 and 2010 on page 62 of Item 8.

Consolidated Statements of Shareholders’ Equity - For the Years Ended December 31, 2012, 2011 and 2010 on page 63 of Item 8.

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2012, 2011 and 2010 on pages 65 and 66 of Item 8.

Notes to Consolidated Financial Statements on pages 67 through 114 of Item 8.

(2) Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation.

Schedule IV – Mortgage Loans on Real Estate

All Schedules, other than III and IV, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibits.

The exhibits listed on the Exhibit Index on page 122 are filed as a part of this Report or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST

Dated: March 13, 2013	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: March 13, 2013	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Ashner	Trustee	March 13, 2013

/s/ Carolyn Tiffany	Trustee	March 13, 2013

Arthur Blasberg, Jr.
Howard Goldberg
Thomas McWilliams
Scott Rudolph
Lee Seidler
Steven Zalkind	Trustee	March 13, 2013

By:	/s/ Carolyn Tiffany
Carolyn Tiffany,
as attorney-in fact

WINTHROP REALTY TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

At December 31, 2012

(amounts in thousands)

				Initial Cost to Registrant		Cost capitalized/ (impaired) subsequent to acquisition	As of December 31, 2012
Description	Location	Location	Mortgage Encumbrances	Land	Building and Improvements	Land/Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Life

Continuing Operations:

Office	Orlando	FL	$37,580	$—	$17,248	$42	$—	$17,290	$17,290	$3,512	11/2004	40 yrs
Office	Plantation	FL	10,811	—	8,915	4,020	4,000	8,935	12,935	1,815	11/2004	40 yrs
Office	Chicago	IL	20,200	—	23,635	2,388	—	26,023	26,023	4,986	10/2005	40 yrs
Office	Amherst	NY	15,225	1,591	18,027	7	1,591	18,034	19,625	3,436	5/2005	40 yrs
Office	Andover	MA	—	—	7,611	718	1,200	7,129	8,329	1,417	12/2005	40 yrs
Office	South Burlington	VT	—	—	3,099	309	—	3,408	3,408	578	12/2005	40 yrs
Office	Chicago	IL	8,700	1,149	9,989	5,619	1,149	15,608	16,757	2,037	10/2007	40 yrs
Office	Houston	TX	52,052	7,075	62,468	—	7,075	62,468	69,543	12,624	1/2005	40 yrs
Office	Lisle	IL	5,752	3,774	16,371	2,406	3,774	18,777	22,551	3,167	2/2006	40 yrs
Office	Lisle	IL	—	2,361	6,298	(2,366)	2,361	3,932	6,293	1,007	2/2006	40 yrs
Office	Lisle	IL	5,543	780	2,803	673	780	3,476	4,256	540	2/2006	40 yrs
Office	Phoenix	AZ	—	801	7,387	3,858	801	11,245	12,046	1,446	8/2010	40 yrs
Office	Englewood	CO	—	2,580	5,403	3,242	2,580	8,645	11,225	806	11/2010	40 yrs
Office	Englewood	CO	—	1,829	5,612	692	1,829	6,304	8,133	579	12/2010	40 yrs
Office	New York	NY	51,982	—	52,778	7,598	—	60,376	60,376	1,937	11/2011	40 yrs
Office	Cerritos	CA	23,184	4,114	16,190	1,276	4,114	17,466	21,580	157	10/2012	40 yrs

			231,029	26,054	263,834	30,482	31,254	289,116	320,370	40,044

Retail	Atlanta	GA	—	—	4,633	(1,733)	—	2,900	2,900	942	11/2004	40 yrs
Retail	Louisville	KY	—	—	2,722	376	373	2,725	3,098	554	11/2004	40 yrs
Retail	Greensboro	NC	—	—	3,797	4	—	3,801	3,801	772	11/2004	40 yrs
Retail	Denton	TX	—	—	1,574	546	915	1,205	2,120	344	11/2004	40 yrs
Retail	Seabrook	TX	—	—	1,393	619	616	1,396	2,012	283	11/2004	40 yrs

			—	—	14,119	(188)	1,904	12,027	13,931	2,895

Warehouse	Jacksonville	FL	—	2,166	8,684	1,771	2,166	10,455	12,621	2,195	11/2004	40 yrs
Mixed use	Churchill	PA	—	—	23,834	(14,129)	—	9,705	9,705	3,960	11/2004	40 yrs
Multi-family	Meriden	CT	21,000	2,887	22,367	299	2,887	22,666	25,553	1,880	10/2010	40 yrs
Multi-family	Memphis	TN	13,408	3,080	17,485	801	3,080	18,286	21,366	470	4/2012	40 yrs
Multi-family	Greensboro	NC	15,139	1,961	16,482	—	1,961	16,482	18,443	109	11/2012	40 yrs

			49,547	10,094	88,852	(11,258)	10,094	77,594	87,688	8,614

Total from Continuing Operations			$280,576	$36,148	$366,805	$19,036	$43,252	$378,737	$421,989	$51,553

The aggregate cost in the properties for federal income tax purposes was approximately $381,998.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2012	2011	2010
Real Estate
Balance at beginning of period	$363,832	$308,499	$249,078
Additions during the period:
Land	—	—	9,408
Buildings and improvements	12,417	11,962	6,121
Consolidation of 450 West 14th Street	(26)	52,778	—
Consolidation of Deer Valley	—	—	8,188
Consolidation of Newbury Apartments	—	—	25,254
Consolidation of Crossroads II	—	—	7,983
Purchase of Waterford	20,565	—	—
Purchase of Lake Brandt	18,443	—	—
Purchase of Cerritos	20,304	—	—
Proceeds from sale of Churchill	(629)	—	—
Purchase of Crossroads I	—	—	7,441
Transfer (to) from discontinued operations	(10,058)	(1,639)	(3,970)
Impairments during the period	(2,562)	(7,600)	—
Disposal of fully amortized assets	(297)	(168)	(1,004)

Balance at end of period	$421,989	$363,832	$308,499

Accumulated Depreciation
Balance at beginning of period	$44,556	$36,232	$31,269
Additions charged to operating expenses	11,207	8,644	6,399
Transfer (to) from discontinued operations, net (1)	(3,913)	(152)	(432)
Disposal of fully amortized assets	(297)	(168)	(1,004)

Balance at end of period	$51,553	$44,556	$36,232

(1)	In 2012, the Indianapolis, Indiana and Memphis, Tennessee properties were placed into discontinued operations. In 2011, the St. Louis, Missouri property was placed into discontinued operations. In 2010, the Lafayette, Louisiana; Knoxville, Tennessee; and Sherman, Texas properties were placed into discontinued operations. In 2009, the Athens, Georgia property was placed into discontinued operations and the Kansas City, Kansas property was foreclosed.

Schedule IV

Mortgage Loans on Real Estate

December 31, 2012

(Amounts in thousands)

Type of Loan	Location	Interest Rate	Contractual Maturity Date	Periodic Payment Terms	Senior Liens	Face Value	Outstanding Principal	Carrying Amount (1)
Whole Loan	New York, NY	LIBOR + 4.0%	10/5/2013	Interest Only	$—	$20,000	$20,000	$20,101
Whole Loan	Las Vegas, NV	LIBOR + 11.5%	11/15/2014	Interest Only	—	38,771	38,771	39,170
Whole Loan	Tempe, AZ	5.88%	1/1/2015	Amortizing	—	29,903	27,003	27,149
Whole Loan	Philadelphia, PA	(5)	(5)	Interest Only	—	70,000	58,650	58,650
Whole Loan Other (2)	Various	Various	Various	Interest Only	—	5,430	5,430	5,468
B-Note	New York, NY	7.19%	7/11/2016	Amortizing	237,473	11,146	9,962	10,009
B-Note	Burbank, CA	5.90%	4/6/2017	Interest Only	135,000	10,000	9,000	9,043
B-Note Other (3)	Various	Various	Various	Amortizing	221,612	15,677	11,906	11,976
Mezzanine	New York, NY	14.00%	4/30/2015	Amortizing	35,180	8,583	8,583	8,687
Mezzanine Other (4)	Various	Various	Various	Interest Only	60,150	13,191	11,181	11,247
Corporate Loan	n/a	15.00%	10/31/2014	Interest Only	—	9,750	9,750	9,750

						$232,451	$210,236	$211,250

(1)	Carrying amount of loans receivable includes accrued interest of $1,014 at December 31, 2012.
(2)	Line item includes three whole loans each of which represent less than 3% of the total Loan Assets.
(3)	Line item includes three B-Notes each of which represent less than 3% of the total Loan Assets.
(4)	Line item includes four mezzanine loans each of which represent less than 3% of the total Loan Assets.
(5)	This loan was in maturity default at the time of acquisition. The loan was modified on February 1, 2013 to adjust the interest rate to 7.5% and to extend the maturity date to February 1, 2016.

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
Balance at January 1	$114,333	$110,395	$26,101
Purchase and advances	177,550	67,619	122,301
Proceeds from sale	(25,735)	—	(12,876)
Interest (received) accrued, net	516	(37)	361
Repayments	(45,089)	(70,289)	(15,064)
Loan accretion	8,333	13,401	8,782
Discount accretion received in cash	(15,720)	(13,290)	—
Reclass to investment in real estate	—	—	(19,210)
Reclass from loan securities	—	662	—
Reclass from equity investments	—	12,544	—
Reclass to equity investments	(2,938)	(4,650)	—
Reclass to preferred investments	—	(2,022)	—

Balance at December 31	$211,250	$114,333	$110,395

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	—

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	—

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	—

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed January 4, 2005.	—

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	—

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed November 28, 2011.	—

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	—

4.6	Amended and Restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	—

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	—

4.8	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee – Incorporated by reference to the Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed August 9, 2012.	—

4.9	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent – Incorporated by reference to Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed August 15, 2012.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.2	Third Amended and Restated Advisory Agreement dated February 1, 2013, between the Trust, WRT Realty L.P. and FUR Advisors LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.3	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.4	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed November 10, 2005.	—

10.5	Amendment No. 2 to Exclusivity Agreement, dated February 1, 2013 - Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.7	Amendment No. 1 to Covenant Agreement, dated February 4, 2013 - Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.8	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	—

10.9	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	—

10.10	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	—

10.11	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association. Incorporated by reference to Exhibit 10.19 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.	—

10.12	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. Incorporated by reference to Exhibit 10.20 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.	—

10.13	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.14	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Carolyn Tiffany - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

21	List of Subsidiaries	*

23.1	Consent of Independent Registered Accounting Firm – PricewaterhouseCoopers LLP	*

23.2	Consent of Independent Registered Accounting Firm – KPMG LLP (Concord Debt Holdings LLC financials)	*

23.3	Consent of Independent Registered Accounting Firm – Frazier & Deeter, LLC (Sealy Northwest Atlanta Partners LP financials)	*

23.4	Consent of Independent Registered Accounting Firm – Frazier & Deeter, LLC (Sealy Newmarket General Partnership financials)	*

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Consolidated Financial Statements of Concord Debt Holdings LLC	*

99.2	Consolidated Financial Statements of Sealy Northwest Atlanta Partners LP	*

99.3	Consolidated Financial Statements of Sealy Newmarket General Partnership	*

101.INS	XBRL Report Instance Document	—

101.SCH	XBRL Taxonomy Extension Schema Document	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—

101.PRE	XBRL Presentation Linkbase Document	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—

*	filed herewith

—	indicates furnished herewith