Form 10-Q
period 2013-03-31
Winthrop Realty Trust
filed 2013-05-07
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2013

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

As of May 1, 2013 there were 33,138,757 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

Part 1. Financial Information

Item 1. Financial Statements

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
ASSETS
Investments in real estate, at cost
Land	$60,679	$43,252
Buildings and improvements	395,799	378,737

	456,478	421,989
Less: accumulated depreciation	(52,412)	(51,553)

Investments in real estate, net (variable interest entities $64,539 and $21,423, respectively)	404,066	370,436
Cash and cash equivalents	131,448	97,682
Restricted cash held in escrows (variable interest entities $1,863 and $1,101, respectively)	15,821	13,250
Loans receivable, net	130,212	211,250
Accounts receivable, net of allowances of $458 and $374, respectively	4,902	3,882
Accrued rental income	16,761	17,241
Securities carried at fair value	12,220	19,694
Loan securities carried at fair value	11	11
Preferred equity investments	12,358	12,250
Equity investments	134,224	134,859
Lease intangibles, net (variable interest entities $20,933 and $3,485, respectively)	52,299	37,744
Deferred financing costs, net	4,755	4,864

TOTAL ASSETS	$919,077	$923,163

LIABILITIES
Mortgage loans payable (variable interest entities $23,174 and $23,184, respectively)	278,824	280,576
Senior notes payable	86,250	86,250
Secured financings	42,803	52,920
Notes payable (variable interest entites $860 and $876, respectively)	1,660	1,676
Accounts payable and accrued liabilities (variable interest entities $4,588 and $1,347, respectively)	20,010	21,056
Related party fees payable	2,540	2,664
Dividends payable	8,154	5,366
Deferred income	1,472	1,136
Below market lease intangibles, net (variable interest entities $645 and $51, respectively)	2,686	2,255

TOTAL LIABILITIES	444,399	453,899

COMMITMENTS AND CONTINGENCIES
EQUITY
Winthrop Realty Trust Shareholders’ Equity:

Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 5,060,000 shares authorized and 4,820,000 shares outstanding at March 31, 2013 and December 31, 2012	120,500	120,500
Common Shares, $1 par, unlimited shares authorized; 33,128,853 and 33,018,711 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	33,029	33,019
Additional paid-in capital	618,626	618,426
Accumulated distributions in excess of net income	(311,793)	(317,385)
Accumulated other comprehensive loss	(51)	(50)

Total Winthrop Realty Trust Shareholders’ Equity	460,311	454,510
Non-controlling interests	14,367	14,754

Total Equity	474,678	469,264

TOTAL LIABILITIES AND EQUITY	$919,077	$923,163

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenue
Rents and reimbursements	$15,179	$11,793
Interest, dividends and discount accretion	5,320	5,518

	20,499	17,311

Expenses
Property operating	4,930	4,331
Real estate taxes	946	1,192
Depreciation and amortization	5,174	3,537
Interest	6,032	3,724
General and administrative	847	883
Related party fees	2,266	2,027
Transaction costs	6	121
State and local taxes	17	6

	20,218	15,821

Other income (loss)
Equity in income of equity investments	7,869	424
Earnings from preferred equity investments	202	—
Realized gain (loss) on sale of securities carried at fair value	(102)	26
Unrealized gain on securities carried at fair value	1,718	4,932
Unrealized gain on loan securities carried at fair value	—	164
Interest income	70	101

	9,757	5,647

Income from continuing operations	10,038	7,137
Discontinued operations
Income from discontinued operations	2,913	215

Consolidated net income	12,951	7,352
Net loss attributable to non-controlling interest	795	901

Net income attributable to Winthrop Realty Trust	13,746	8,253
Preferred dividend of Series D Preferred Shares	(2,787)	(925)
Amount allocated to restricted shares	(2)	—

Net income attributable to Common Shares	$10,957	$7,328

Per Common Share data - Basic
Income from continuing operations	$0.24	$0.22
Income from discontinued operations	0.09	—

Net income attributable to Winthrop Realty Trust	$0.33	$0.22

Per Common Share data - Diluted
Income from continuing operations	$0.24	$0.22
Income from discontinued operations	0.09	—

Net income attributable to Winthrop Realty Trust	$0.33	$0.22

Basic Weighted-Average Common Shares	33,027	33,052

Diluted Weighted-Average Common Shares	33,080	33,052

Comprehensive income
Consolidated net income	$12,951	$7,352
Change in unrealized loss on interest rate derivative	(1)	(32)

Consolidated comprehensive income	12,950	7,320

Net loss attributable to non-controlling interest	795	901
Other comprehensive income attributable to non-controlling interest	—	—

Comprehensive loss attributable to non-controlling interest	795	901

Comprehensive income attributable to Winthrop Realty Trust	$13,745	$8,221

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

						Accumulated	Accumulated
	Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional	Distributions	Other	Non-
					Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income	Interests	Total
Balance, December 31, 2012	4,820	$120,500	33,019	$33,019	$618,426	$(317,385)	$(50)	$14,754	$469,264

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	13,746	—		13,746
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(795)	(795)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	535	535
Purchase of non-controlling interests	—	—	—	—	52	—	—	(127)	(75)
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.1625 per share)	—	—	—	—	—	(5,367)	—	—	(5,367)
Dividends paid or accrued on Series D Preferred Shares ($0.57813 per share)	—	—	—	—	—	(2,787)	—	—	(2,787)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(1)	—	(1)
Stock issued pursuant to dividend reinvestment plan	—	—	10	10	105	—	—	—	115
Issuance of restricted shares	—	—	100	—	43	—	—	—	43

Balance, March 31, 2013	4,820	$120,500	33,129	$33,029	$618,626	$(311,793)	$(51)	$14,367	$474,678

						Accumulated	Accumulated
	Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional	Distributions	Other	Non-
					Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income	Interests	Total
Balance, December 31, 2011	1,600	$40,000	33,041	$33,041	$626,099	$(311,246)	$(92)	$21,034	$408,836

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	8,253	—	—	8,253
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(901)	(901)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(101)	(101)
Contributions from non-controlling interests	—	—	—	—	—	—	—	218	218
Purchase of non-controlling interests	—	—	—	—	(208)	—	—	(192)	(400)
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.1625 per share)	—	—	—	—	—	(5,371)	—	—	(5,371)
Dividends paid or accrued on Series D Preferred Shares ($0.57813 per share)	—	—	—	—	—	(925)	—	—	(925)
Net proceeds from Series D Preferred Share offering	3,220	80,500	—	—	(2,728)	—	—	—	77,772
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(32)	—	(32)
Stock issued pursuant to dividend reinvestment plan	—	—	12	12	121	—	—	—	133

Balance, March 31, 2012	4,820	$120,500	33,053	$33,053	$623,284	$(309,289)	$(124)	$20,058	$487,482

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, continued)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$12,951	$7,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	3,403	2,616
Amortization of lease intangibles	2,054	1,178
Straight-line rental income	(177)	(1,446)
Loan discount accretion	(716)	(2,833)
Income from preferred equity investments	(202)	—
Distributions of income from preferred equity investments	94	97
Income of equity investments	(7,869)	(424)
Distributions of income from equity investments	7,822	2,764
Restricted cash held in escrows	1,509	(204)
Loss (gain) on sale of securities carried at fair value	102	(26)
Unrealized gain on securities carried at fair value	(1,718)	(4,932)
Unrealized gain on loan securities carried at fair value	—	(164)
Tenant leasing costs	(156)	(671)
Gain on sale of real estate investments	(2,775)	—
Equity compensation expenses	43	—
Bad debt (recovery) expense	84	(127)
Net change in interest receivable	184	(7)
Net change in accounts receivable	(903)	(452)
Net change in accounts payable and accrued liabilities	(4,546)	(348)

Net cash provided by operating activities	9,184	2,373

Cash flows from investing activities
Investments in real estate	(396)	(2,469)
Investment in equity investments	(13)	(23,835)
Proceeds from sale of investments in real estate	11,425	—
Proceeds from sale of equity investments	26	250
Return of capital distribution from equity investments	669	38,100
Purchase of securities carried at fair value	—	(4,188)
Proceeds from sale of securities carried at fair value	9,090	4,302
Restricted cash held in escrows	716	(4,421)
Issuance and acquisition of loans receivable	(21,437)	(2,521)
Collection of loans receivable	24,287	357
Proceeds from sale of loans receivable	19,318	—
Cash from consolidation of properties	473	—

Net cash provided by investing activities	44,158	5,575

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, continued)

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities
Proceeds from mortgage loans payable	—	743
Principal payments of mortgage loans payable	(1,643)	(1,426)
Payment of secured financing	(10,117)	—
Proceeds from issuance of Series D Preferred Shares	—	77,772
Payment of revolving line of credit	—	(40,000)
Restricted cash held in escrows	(2,797)	(10)
Deferred financing costs	(228)	(9)
Contribution from non-controlling interest	535	218
Distribution to non-controlling interest	—	(101)
Purchase of non-controlling interests	(75)	(400)
Issuance of Common Shares under Dividend Reinvestment Plan	115	133
Dividend paid on Common Shares	(5,366)	(5,369)
Dividend paid on Series D Preferred Shares	—	(925)

Net cash (used in) provided by financing activities	(19,576)	30,626

Net increase in cash and cash equivalents	33,766	38,574
Cash and cash equivalents at beginning of period	97,682	40,952

Cash and cash equivalents at end of period	$131,448	$79,526

Supplemental Disclosure of Cash Flow Information

Interest paid	$5,897	$3,721

Taxes paid	$68	$161

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$5,367	$5,371

Dividends accrued on Series D Preferred Shares	$2,787	$—

Capital expenditures accrued	$4,117	$1,583

Transfer from loans receivable	$—	$(2,938)

Transfer from preferred equity	$—	$(3,923)

Transfer to equity investment	$—	$6,861

Fair value of Assets Acquired	$62,208	$—

Fair value of Liabilities Assumed	$62,198	$—

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

Winthrop Realty Trust (“Winthrop”), a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on May 21, 2009, which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in Winthrop’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated financial statements represent the consolidated results of Winthrop, its wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp., the Operating Partnership and all majority-owned subsidiaries and affiliates over which the Trust has financial and operating control and variable interest entities (“VIE”s) in which the Trust has determined it is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Trust accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Trust’s share of the earnings of these joint ventures and companies is included in consolidated net income.

Reclassifications

Certain prior year balances of accounts receivable have been reclassified to accrued rental income in order to conform to the current year presentation. Discontinued operations for all periods presented in the Consolidated Statements of Operations include the operations of the Trust’s office property in Andover, Massachusetts which was disposed of in March 2013 and the Trust’s retail property in Memphis, Tennessee and its office property in Indianapolis, Indiana, both of which were disposed of in September 2012.

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

FORM 10-Q MARCH 31, 2013

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
Basic
Income from continuing operations	$10,038	$7,137
Loss attributable to non-controlling interest	795	901
Preferred dividend of Series D Preferred Shares	(2,787)	(925)
Amount allocated to restricted shares	(2)	—

Income from continuing operations applicable to Common Shares	8,044	7,113
Income from discontinued operations	2,913	215

Net income applicable to Common Shares for earnings per share purposes	$10,957	$7,328

Basic weighted-average Common Shares	33,027	33,052

Income from continuing operations	$0.24	$0.22
Income (loss) from discontinued operations	0.09	—

Earnings per Common Share - Basic	$0.33	$0.22

Diluted
Income from continuing operations	$10,038	$7,137
Loss attributable to non-controlling interest	795	901
Preferred dividend of Series D Preferred Shares	(2,787)	(925)
Amount allocated to restricted shares	(2)	—

Income from continuing operations applicable to Common Shares	8,044	7,113
Income from discontinued operations	2,913	215

Net income applicable to Common Shares for earnings per share purposes	$10,957	$7,328

Basic weighted-average Common Shares	33,027	33,052
Stock options (1)	2	—
Restricted shares (2)	51	—

Diluted weighted-average Common Shares	33,080	33,052

Income from continuing operations	$0.24	$0.22
Income (loss) from discontinued operations	0.09	—

Earnings per Common Share - Diluted	$0.33	$0.22

(1)	The Trust’s outstanding stock options were dilutive for the three months ended March 31, 2013 and 2012. The weighted-average stock options for the three months ended March 31, 2012 was less than one thousand shares.
(2)	The Trust’s restricted stock was dilutive for the three months ended March 31, 2013.

For the quarter ended March 31, 2013 the Trust paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Preferred Share.

Recently Issued Accounting Standards

On February 5, 2013, FASB issued ASU No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting the reclassifications of significant amounts out of accumulated other comprehensive income. This guidance requires entities to present the effects on the line items of net income of significant reclasses from accumulated other comprehensive income, either where net income is presented or in the notes, as well as cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The new disclosure requirements will be effective for annual reporting periods beginning on or after January 1, 2013. The new disclosures will be required for both interim and annual reporting. The Trust has evaluated this new guidance and its adoption did not have a material impact on its consolidated financial statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

On December 16, 2011, FASB issued ASU No. 2011-11: Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities, clarified by ASU No. 2013-1, which requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the financial statements particularly for transactions related to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The new disclosure requirements will be effective for annual reporting periods beginning on or after January 1, 2013. The new disclosures will be required for all prior comparative periods presented. The Trust has evaluated this new guidance and its adoption did not have a material impact on its consolidated financial statements.

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

The Trust’s Level 3 loan securities carried at fair value primarily consist of non-agency mortgage-related securities. The non-agency mortgage-related securities market continued to be illiquid during the first quarter of 2013, with low transaction volumes, wide credit spreads, and limited transparency. The Trust values the loan securities carried at fair value it holds based primarily on prices received from a pricing service. The techniques used by the pricing service to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry standard modeling, such as a discounted cash flow model. The significant inputs and assumptions used to determine the fair value of the Trust’s loan securities include prepayment rates, probability of default, loss severity and yield to maturity percentages.

Recurring Measurements

The table below presents the Trust’s assets measured at fair value on a recurring basis as of March 31, 2013 according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Securities carried at fair value	$12,220	$—	$—	$12,220
Loan securities carried at fair value	—	—	11	11
Interest rate caps	—	7	—	7

	$12,220	$7	$11	$12,238

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

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

During the three months ended March 31, 2013 and March 31, 2012 there were no transfers between Level 1 and Level 2 fair value assets and liabilities.

The tables below include a roll forward of the balance sheet amounts from January 1, 2013 to March 31, 2013 and from January 1, 2012 to March 31, 2012, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities Carried at Fair Value	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Fair value, January 1	$11	$5,309
Net unrealized gain	—	164
Sales	—	—
Payoff at par	—	—

Fair value, March 31	$11	$5,473

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$164

Quantitative Information about Level 3 Fair Value Measurements

At March 31, 2013 the Trust held only one loan security which is valued at $11,000, or 1% of face value. The valuation reflects assumptions that would be considered by market participants along with management’s assessment of collectible future cash flows.

Non-Recurring Measurements

Non-recurring measurements of fair value of assets or liabilities would typically include investments in real estate and equity investments. The Trust did not recognize any valuation adjustments as a result of non-recurring measurements for the three months ended March 31, 2013 or March 31, 2012.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows (in thousands):

	March 31, 2013
	Carrying Amount		Fair value hierarchy level
		Fair Value	Level 1	Level 2	Level 3
Loans receivable	$130,212	$143,247	—	—	143,247
Mortgage loans payable	278,824	269,423	—	—	269,423
Senior notes payable	86,250	89,700	89,700	—	—
Secured financings	42,803	43,098	—	—	43,098
Notes payable	1,660	1,660	—	—	1,660

	December 31, 2012
	Carrying Amount		Fair value hierarchy level
		Fair Value	Level 1	Level 2	Level 3
Loans receivable	$211,250	$222,246	—	—	222,246
Mortgage loans payable	280,576	270,923	—	—	270,923
Senior notes payable	86,250	89,183	89,183	—	—
Secured financings	52,920	53,253	—	—	53,253
Notes payable	1,676	1,676	—	—	1,676

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

For these securities, during the three months ended March 31, 2013 and 2012, the Trust recognized net unrealized gains of $1,718,000 and $5,096,000, respectively. The change in fair value of the REIT securities and loan securities for which the fair value option was elected is recorded as an unrealized gain or loss in the Trust’s Consolidated Statements of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

The following table presents as of March 31, 2013 and December 31, 2012 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	March 31, 2013	December 31, 2012
Assets
Securities carried at fair value:
REIT common shares	$12,220	$19,694
Loan securities carried at fair value	11	11

	$12,231	$19,705

The table below presents as of March 31, 2013 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at March 31, 2013	Amount Due Upon Maturity	Difference
Assets
Loan securities carried at fair value	$11	$1,130	$1,119

	$11	$1,130	$1,119

4.	Acquisitions, Dispositions, Leasing and Financing Activities

Operating Property Activity:

1515 Market Street – loan modification and equity acquisition - On February 1, 2013 the Trust entered into a loan modification agreement which extended the maturity date to February 1, 2016, increased the loan balance to $71,629,000 (from $70,000,000) and changed the interest rate to be the greater of 7.5% or LIBOR plus 6.5%. The loan balance can be increased through future funding advances up to an aggregate of $6,000,000 to cover tenant improvements, capital expenditures and leasing commissions. For each $500,000 of future advances, the interest rate increases by 0.10%. The loan modification also provides the lender with a 40% participation interest in the case of a capital event.

Simultaneously with the modification of the loan, the Trust acquired, for $10,000, an indirect 49% equity interest in the property. As part of the transaction, the Trust acquired the general partner interest in the property. Management has determined that this entity is a variable interest entity (“VIE”) and that the Trust is the primary beneficiary of the VIE (see Note 17). As a result, the Trust has consolidated this property as of February 1, 2013. All intercompany transactions have been eliminated in consolidation. For segment reporting purposes, this investment will be classified within the operating properties segment as of February 1, 2013. Prior to consolidation, this investment was part of the loan assets segment.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

The fair value of the assets and liabilities of the consolidated property was calculated by an independent third party valuation firm and reviewed by management. The following table summarizes the provisional allocation of the aggregate purchase price of 1515 Market Street as of February 1, 2013 (in thousands):

	1515 Market Street
Land	$18,627
Building	23,159
Other improvements	73
Tenant improvements	1,407
Lease intangibles	14,943
Above market lease intangibles	2,867
Net working capital acquired	1,132
Below market lease intangibles	(620)
Other liabilities	(1,299)
Long Term liabilities assumed	(60,279	)(1)

Net assets acquired	$10

(1)	Long Term liabilities assumed as part of this transaction remain legally outstanding but are eliminated in consolidation with the Trust’s loan asset purchased on December 12, 2012.

Intangible assets acquired and intangible liabilities assumed for 1515 Market Street consisted of the following (in thousands):

		Weighted Average
	Carrying	Amortization
	Value	Period (years)
Intangible assets:
In place lease intangibles	$6,542	6.2
Above market lease intangibles	2,867	5.8
Tenant relationship value	7,388	13.3
Lease commissions, legal and marketing fees	1,013	5.4

Total	$17,810	9.0

Intangible liabilities:
Below market lease intangibles	$(620)	4.2

1515 Market Street contributed approximately $1,861,000 of revenue and net income of approximately $496,000 to the Trust for the period from February 1, 2013 through March 31, 2013.

The accompanying unaudited pro forma information for the quarters ended March 31, 2013 and 2012 is presented as if the consolidation of 1515 Market Street on February 1, 2013 had occurred on January 1, 2012. This unaudited pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of operations of the Trust would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro forma (unaudited) (In thousands, except for per share data)	For the Three Months Ended March 31,
	2013	2012
Total revenue	$21,430	$20,104
Consolidated net income	12,919	7,815
Net income attributable to Winthrop Realty Trust	13,987	8,691
Per common share data - basic	0.34	0.23
Per common share data - diluted	0.34	0.23

WRT-Elad Lender/Equity (Sullivan) – loan modification and equity participation - On February 18, 2013 a forbearance agreement was entered into whereby WRT-Elad Lender agreed to forbear from exercising its rights under the loan documents with respect to the borrower’s failure to pay debt service for the period from December 2012 through October 2013. To the extent such debt service is not paid, debt service will accrue and be added to the outstanding principal balance of the mezzanine loan on each applicable monthly payment date. In exchange for the forbearance, WRT-Elad’s indirect future interest in the property increased by 5%, with a corresponding decrease in the borrower’s general partner’s interest. In consideration for the forbearance, the borrower is required to pay a $1,400,000 fee to WRT-Elad Lender on or prior to November 9, 2013. If the $1,400,000 is not paid, in lieu of the payment, then WRT-Elad’s indirect future interest in the property will increase by an additional 6% with a corresponding decrease to the general partner’s interest.

Andover, Massachusetts – property sale - On March 28, 2013 the Trust sold its Andover, Massachusetts office property to an independent third party for gross sale proceeds of $12,000,000. After costs and pro-rations, the Trust received net proceeds of approximately $11,425,000 and recorded a gain of $2,775,000 on the sale of the property. The results of operations for this property have been classified as discontinued operations for all periods presented in the consolidated financial statements.

Loan Asset Activity:

Playa Vista – loan origination - On January 24, 2013 the Trust originated a $20,500,000 mezzanine loan collateralized by a 260,000 square foot office campus in the Los Angeles, California area. The loan is subordinate to an $80,300,000 mortgage loan, matures January 23, 2015, bears interest at LIBOR plus 14.25% per annum, with a 0.5% LIBOR floor and requires payments of interest only at a rate of 8.25% with the remaining interest being accrued and added to principal. In connection with the origination, the borrower paid to the Trust an origination fee of $205,000. On March 1, 2013 the Trust sold a 50% pari passu participation interest in the loan for $10,250,000 and gave the transferee a credit of $100,000 from the initial loan origination. No gain or loss was recognized on the sale of the interest.

Disney B Note – sale of participation - On January 25, 2013 the Trust sold for $9,000,000 a 100% participation interest in the $10,000,000 B Note collateralized by the office building located in Burbank, California. The selling price was equal to the Trust’s carrying value of the B Note. The Trust retains title to the B Note but the holder of the participation assumes each and every right and obligation of the B Note. The Trust is prohibited from taking any actions with respect to the B Note without written consent from the participation holder. The Trust has recorded this as a sale of the loan and no gain or loss has been recognized on the sale.

RE CDO Management – asset sales - On February 20, 2013 the venture sold its subordinated interests in Sorin CDO III for $2,750,000 and transferred the Sorin CDO III collateral management agreement for $0. On March 8, 2013 the venture sold its C Tranche subordinated interests in Sorin CDO IV for $6,240,000. As a result of the sales, the Trust received distributions of approximately $4,416,000 in the aggregate. The Trust’s share of the gain has been recorded as equity in earnings of this equity investment.

CDH CDO LLC – sale of interest - On February 25, 2013 the Trust sold for $25,000 a 17% interest in the equity of CDH CDO, exclusive of the interest in the entity that holds the collateral management agreement of CDH CDO, to Inland American. As a result of the sale, the Trust now holds a 49.67% interest in CDH CDO. The Trust maintains 100% of CDH CDO’s interest in WRP Management.

127 West 25th Street – loan payoff - On March 1, 2013 the loan collateralized by the property located at 127 West 25th Street, New York, New York was paid off in full at par. There was no gain or loss recognized on the payoff.

180 N Michigan – loan payoff - On March 28, 2013 the loan collateralized by the property located at 180 North Michigan Avenue, Chicago, Illinois was paid off in full at par. There was no gain or loss recognized on the payoff.

Financing Activity:

Recourse Secured Financings – loan payments - During the quarter ended March 31, 2013, several of the condominium units collateralizing the Queensridge loan receivable were sold resulting in principal payments to the Trust of approximately $10,117,000. The Trust made identical principal payments on its recourse debt with KeyBank. As a result of the payments, the outstanding principal balance on the Queensridge loan and the KeyBank recourse secured financing were reduced to $28,976,000 and $13,653,000, respectively, at March 31, 2013.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

5.	Loans Receivable

The following table summarizes the Trust’s loans receivable at March 31, 2013 and December 31, 2012 (in thousands):

			Carrying Amount		Contractual Maturity Date
Description	Loan Position	Stated Interest Rate	March 31, 2013	December 31, 2012
Hotel Wales	Whole Loan	LIBOR + 4.0%(2)	$20,101	$20,101	10/05/13
Renaissance Walk	Mezzanine	LIBOR + 12.0%(3)	3,000	3,000	01/01/14
Fenway Shea (1)	Whole Loan	12.0%	2,273	2,273	04/05/14
The Shops at Wailea	B-Note	6.15%	5,573	5,376	10/06/14
Legacy Orchard (1)	Corporate Loan	15.0%	9,750	9,750	10/31/14
Queensridge	Whole Loan	LIBOR + 11.5%(4)	28,976	39,170	11/15/14
San Marbeya	Whole Loan	5.88%	27,323	27,149	01/01/15
Playa Vista	Mezzanine	LIBOR + 14.25%(4)	10,323	—	01/23/15
Churchill (1)	Whole Loan	LIBOR + 3.75%	687	683	06/01/15
Rockwell	Mezzanine	12.0%	342	323	05/01/16
500-512 7th Ave	B-Note	7.19%	10,013	10,009	07/11/16
Pinnacle II	B-Note	6.31%	4,648	4,652	09/06/16
Popiu Shopping Village	B-Note	6.62%	1,972	1,948	01/06/17
Wellington Tower	Mezzanine	6.79%	2,719	2,687	07/11/17
Mentor Building	Whole Loan	10.0%	2,512	2,512	09/10/17
1515 Market	Whole Loan	(5)	—	58,650	(5)
127 West 25th Street	Mezzanine	—	—	8,687	(6)
180 N. Michigan	Mezzanine	—	—	5,237	(6)
The Disney Building	B-Note	—	—	9,043	(7)

			$130,212	$211,250

(1)	The Trust determined that certain loans receivable are variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.
(2)	LIBOR floor of 3%.
(3)	LIBOR floor of 2%.
(4)	LIBOR floor of 0.5%.
(5)	This loan was in maturity default at the time of acquisition. The loan was modified on February 1, 2013. See Note 4 – Acquisition, Disposition, Leasing and Financing Activity for details on the modification.
(6)	The loans were satisfied during the three months ended March 31, 2013.
(7)	The loan was sold during the three months ended March 31, 2013.

The carrying amount of loans receivable includes accrued interest of $832,000 and $1,016,000 at March 31, 2013 and December 31, 2012, respectively, and cumulative accretion of $3,243,000 and $2,527,000 at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, the Trust’s loans receivable have unamortized discount totaling $6,622,000 and $9,865,000, respectively.

The weighted average coupon on the Trust’s loans receivable was 7.59% and 7.65% and the weighted average yield to maturity was 11.84% and 11.43% at March 31, 2013 and December 31, 2012, respectively.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

The San Marbeya, Hotel Wales and Queensridge loans receivable are part of secured financing transactions, as outlined in GAAP, with recourse and non-recourse financings at March 31, 2013. The Trust had outstanding non-recourse secured financings related to the San Marbeya and Hotel Wales loans receivable in the amount of $29,150,000 at March 31, 2013 and December 31, 2012. The Trust had recourse secured financings related to the Queensridge loan receivable in the amount of $13,653,000 and $23,770,000 at March 31, 2013 and December 31, 2012, respectively. No other loans receivable are part of secured financing transactions at March 31, 2013. Please see Note 8 for additional disclosures regarding the Trust’s secured financings.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

Three Months Ended March 31, 2013
Balance at beginning of period	$211,250
Purchase and advances	22,382
Interest (received) accrued, net	161
Repayments	(43,606)
Elimination of 1515 Market	(60,691)
Loan discount accretion	716
Discount accretion received in cash	—

Balance at end of period	$130,212

The following table summarizes the Trust’s interest, dividend and discount accretion income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013
	2013	2012
Interest on loan assets	$4,454	$2,399
Accretion of loan discount	716	2,833
Interest and dividends on REIT securities	150	286

Total interest, dividends, and discount accretion	$5,320	$5,518

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

FORM 10-Q MARCH 31, 2013

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

The table below summarizes the Trust’s loans receivable by internal credit rating at March 31, 2013 and December 31, 2012 (in thousands, except for number of loans):

	March 31, 2013		December 31, 2012
Internal Credit Quality	Number of Loans	Carrying Value of Loans Receivable	Number of Loans	Carrying Value of Loans Receivable
Greater than zero	14	$119,889	18	$211,250
Equal to zero	1	10,323	—	—
Less than zero	—	—	—	—

	15	$130,212	18	$211,250

Non-Performing Loans

The Trust considers a loan to be non-performing and places loans on non-accrual status at such time as management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. If and when a loan is brought back into compliance with its contractual terms, the Trust will resume accrual of interest. As of March 31, 2013 and December 31, 2012, there were no non-performing loans and no past due payments. The Trust did not record any provision for loan loss for the three months ended March 31, 2013.

6.	Securities Carried at Fair Value

Securities carried at fair value are summarized in the table below (in thousands):

	March 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
REIT Common shares	$8,920	$12,220	$15,876	$19,694
Loan securities	161	11	161	11

	$9,081	$12,231	$16,037	$19,705

During the three months ended March 31, 2013, securities carried at fair value were sold for total proceeds of approximately $9,090,000. The Trust recorded a loss on these sales of approximately $102,000 in the three months ended March 31, 2013.

During the three months ended March 31, 2012, securities carried at fair value were sold for total proceeds of approximately $4,302,000. The Trust recorded a gain on these sales of approximately $26,000 in the three months ended March 31, 2012.

For purpose of determining gains or losses, the cost of securities is based on specific identification. For the three months ended March 31, 2013 and 2012, the Trust recognized net unrealized gains on securities carried at fair value and loan securities carried at fair value of $1,718,000, and $5,096,000 respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

7.	Equity Investments

The Trust’s carrying amounts in its equity investments consist of the following at March 31, 2013 and December 31, 2012 (in thousands):

Venture Partner	Equity Investment	Nominal % Ownership at March 31, 2013	March 31, 2013	December 31, 2012
VHH LLC (1)	Vintage Housing LLC	75.0%	$31,801	$30,534
Elad Canada Ltd	WRT-Elad One South State Equity LP	50.0%	—	460
Elad Canada Ltd	WRT-Elad One South State Lender LP	50.0%	23,447	24,644
Mack-Cali	WRT-Stamford LLC	20.0%	8,636	8,501
Atrium/Northstar	10 Metrotech Loan LLC	33.3%	10,845	10,845
Atrium Holding	RE CDO Management LLC	50.0%	1,098	1,779
Freed	Mentor Retail LLC	49.9%	568	551
Inland	Concord Debt Holdings LLC	33.3%	—	—
Inland	CDH CDO LLC	24.8%	—	—
Inland (2)	Concord Debt Holdings LLC	33.3%	3,953	3,974
Inland (2)	CDH CDO LLC	24.8%	652	322
Sealy (1)	Northwest Atlanta Partners LP	60.0%	7,958	8,104
Sealy (1)	Newmarket GP LLC	68.0%	—	—
Sealy (1)	Airpark Nashville GP	50.0%	—	—
Marc Realty (1)	Brooks Building LLC	50.0%	8,021	7,983
Marc Realty (1)	High Point Plaza LLC	50.0%	2,180	2,241
Marc Realty (1)	1701 Woodfield LLC	50.0%	1,964	1,977
Marc Realty (1)	Enterprise Center LLC	50.0%	2,497	2,679
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	—	—
New Valley/Starwood	Socal Office Portfolio Loan LLC	73.0%	8	8
New Valley/Witkoff	701 7th WRT Investors LLC	60.9%	29,038	28,735
Fenway	WRT-Fenway Wateridge LLC	50.0%	1,558	1,522

			$134,224	$134,859

(1)	The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the economic performance of the VIEs.
(2)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

The following table reflects the activity of the Trust’s equity investments for the period ended March 31, 2013 (in thousands):

Investment	Balance at December 31, 2012	Contributions	Equity Income (loss)	Distributions	Sales Price	Balance at March 31, 2013
Vintage Housing LLC (2)	$30,534	$—	$1,921	$(654)	$—	31,801
WRT-Elad One South State Equity LP (2)	460	—	(460)	—	—	—
WRT-Elad One South State Lender LP (2)	24,644	—	903	(2,100)	—	23,447
WRT-Stamford LLC	8,501	—	221	(86)	—	8,636
10 Metrotech LLC	10,845	—	304	(304)	—	10,845
RE CDO Management LLC	1,779	—	3,770	(4,451)	—	1,098
Mentor Retail LLC	551	—	17	—	—	568
Concord Debt Holdings LLC	—	—	35	(35)	—	—
CDH CDO LLC	—	—	150	(137)	(13)	—
701 7th WRT Investors LLC (3)	28,735	—	697	(394)	—	29,038
WRT-Fenway Wateridge LLC (2)	1,522	—	36	—	—	1,558
CDH CDO LLC (1)	322	—	480	(137)	(13)	652
Sealy	8,104	—	(146)	—	—	7,958
Marc Realty	14,880	—	(60)	(158)		14,662
WRT-ROIC Lakeside Eagle LLC	—	13	(13)	—	—	—
SoCal Office Portfolio Loan LLC	8	—	—	—	—	8
Concord Debt Holdings LLC (1)	3,974	—	14	(35)	—	3,953

Total	$134,859	$13	$7,869	$(8,491)	$(26)	$134,224

(1)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.
(2)	The Trust has elected to report its share of earnings from the investment on a one month lag period.
(3)	The Trust has elected to report its share of earnings from the investment on a three month lag period.

The Trust has determined that the fair value of certain of its investments in the Marc Realty and Sealy ventures each marginally exceed their carrying values. While these ventures continue to aggressively market available space for lease and work with existing tenants for lease renewal, declines in occupancy could cause impairment of certain of these ventures that could be material.

WRT-Elad - The Trust holds its mezzanine loan interest in Sullivan Center through WRT-Elad Lender LP (“Lender LP”) and its profits participation interest through WRT-Elad Equity LP (“Equity LP”). On February 18, 2013, a forbearance agreement was entered into whereby Lender LP agreed to forbear from exercising its rights under the loan documents with respect to the borrower’s failure to pay debt service for the period from December 2012 through October 2013. To the extent such debt service is not paid, debt service will accrue and be added to the outstanding principal balance of the mezzanine loan on each applicable monthly payment date. In exchange for the forbearance, Equity LP’s indirect future interest in the property increased by 5%, with a corresponding decrease in the borrower’s general partner’s interest. In consideration for the forbearance the borrower is required to pay a $1,400,000 fee to Lender LP on or prior to November 9, 2013. If the $1,400,000 is not paid, in lieu of payment, then Equity LP’s indirect future interest in the property will increase by an additional 6% with a corresponding decrease to the general partner’s interest.

Concord - On February 25, 2013, the Trust sold for $25,000 a 17% interest in the equity of CDH CDO LLC, exclusive of the interest in the entity that holds the collateral management agreement of CDH CDO, to Inland American. The sale of the interest was bifurcated between the Trust’s original interest and the interest acquired from Lexington Realty Trust with $12,500 of the sales price being allocated to each interest. The Trust recognized a gain of $12,500 on the sale of its original interest and a loss of $123,000 on the sale of its other interest. The sale of the interest did not affect the voting rights within CDH CDO LLC and did not result in a change in control. The Trust will continue to account for its investments in CDH CDO LLC under the equity method.

The summarized balance sheets of the Trust’s Vintage Housing venture is as follows (in thousands):

	March 31, 2013	December 31, 2012
ASSETS
Real estate, net	$343,907	$340,666
Cash and cash equivalents	6,642	6,555
Receivables and other assets	71,365	68,559

Total Assets	$421,914	$415,780

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage and notes payable	$300,686	$298,654
Other liabilities	54,572	53,687
Non-controlling interests	17,946	15,997
Members’ Capital	48,710	47,442

Total Liabilities and Members’ Capital	$421,914	$415,780

Carrying value of the Trust’s investment in Vintage Housing	$31,801	$30,534

The summarized statements of operations of the Trust’s Vintage Housing venture is as follows (in thousands):

	For the Period Ended March 31, 2013	For the Period Ended March 31, 2012
Total revenue	$10,579	$9,152

Expenses
Operating	4,817	3,704
Real estate taxes	156	169
Interest	453	1,670
Depreciation and amortization	447	2,303
Other expenses	1,352	1,181

Total expenses	7,225	9,027

Net income	3,354	125
(Income) loss attributable to non-controlling interests	$(22)	404

Net income attributable to VHH	$3,332	$529

Trust’s share of net income (1)	$1,921	$339

(1)	The Trust records its investments in Vintage Housing LLC on a one month lag, therefore, amounts in the Trust’s financial statements for the period ended March 31, 2013 are based on balances and results from Vintage Housing LLC for the 3 month period ended February 28, 2013.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

The summarized balance sheets of the Trust’s RE CDO Management venture is as follows (in thousands):

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$205	$123
Loan receivable	1,062	1,070
Receivables and other assets	947	2,400

Total Assets	2,214	3,593

LIABILITIES AND MEMBERS’ CAPITAL
Other liabilities	$18	$36
Members’ Capital	2,196	3,557

Total Liabilities and Members’ Capital	$2,214	$3,593

Carrying value of the Trust’s investments in RE CDO Management	$1,098	$1,779

The summarized statement of operations of the Trust’s RE CDO Management venture is as follows (in thousands):

	For the Period Ended March 31, 2013	For the Period Ended March 31, 2012
Expenses
General and administrative	$58	$107
Other expenses	1,419	32

Total expenses	1,477	139

Other income:
Gain (loss) on sale of investment	8,940	—
Other income	76	161

Total other income	9,016	161

Net income	$7,539	$22

Trust’s share of net income	$3,770	$11

The one remaining loan receivable is accounted for using the cost recovery method.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

8.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $278,824,000 and $280,576,000 at March 31, 2013 and December 31, 2012, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR/Prime	Interest Rate at March 31, 2013	March 31, 2013	December 31, 2012
Amherst, NY	Oct 2013	—	5.65%	$15,104	$15,225
Memphis, TN	Aug 2014	Libor + 2.5%(1)	3.00%	13,337	13,408
Lisle, IL	Oct 2014	Libor + 2.5%(2)	2.71%	5,752	5,752
Chicago, IL	Apr 2015	—	6.25%	8,700	8,700
Chicago, IL	Mar 2016	—	5.75%	20,112	20,200
Houston, TX	Apr 2016	—	6.12%	50,896	52,052
New York, NY	May 2016	Libor + 2.5%(3)	3.50%	51,982	51,982
Greensboro, NC	Aug 2016	—	6.22%	15,039	15,139
Lisle, IL	Mar 2017	—	5.55%	5,524	5,543
Cerritos, CA	Jan 2017	—	5.07%	23,174	23,184
Orlando, FL	Jul 2017	—	6.40%	37,426	37,580
Plantation, FL	Apr 2018	—	6.48%	10,778	10,811
Meriden, CT	Oct 2022	—	3.95%	21,000	21,000

				$278,824	$280,576

(1)	The loan has a LIBOR floor of 0.5% and an interest rate cap which caps LIBOR at 0.5%.
(2)	The loan has an interest rate cap which caps LIBOR at 1%.
(3)	The loan has a LIBOR floor of 1%.

Non-Recourse Secured Financing

The Trust’s non-recourse secured financings at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

				Carrying Value
Collateral	Maturity	Spread Over LIBOR/Prime	Interest Rate at March 31, 2013	March 31, 2013	December 31, 2012
Hotel Wales Loan	Oct. 2013	LIBOR plus 1.25%(1)	4.25%	$14,000	$14,000
San Marbeya Loan	Jan. 2015	—	4.85%	15,150	15,150

				$29,150	$29,150

(1)	The loan has a LIBOR floor of 3%.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

Recourse Secured Financings

The Trust’s recourse secured financings at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

				Carrying Value
Collateral	Maturity	Spread Over LIBOR/Prime	Interest Rate at March 31, 2013	March 31, 2013	December 31, 2012
Queensridge Loan	Nov. 2014	LIBOR plus 4%	4.20%	$13,653	$23,770

				$13,653	$23,770

Notes Payable

In conjunction with the loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bears interest at 6.6996% per annum and requires monthly payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property after the Trust receives its 9.0% priority return on its capital, during a specified time period as defined in the loan modification document. As of March 31, 2013, the carrying value of the participating B Note was $860,000 which approximates fair value. The inputs used in determining the estimated fair value of the Trust’s Notes Payable are categorized as Level 3 in the fair value hierarchy.

On October 15, 2012, 5400 Westheimer LP, an entity in which the Trust holds an interest, executed a note payable in the amount of $1,600,000. The note bears interest at 15% per annum and matures on October 15, 2022. Since the Trust holds 50% of the loan, $800,000 of the note payable is eliminated in consolidation for accounting purposes. The balance of the note as of March 31, 2013 was $800,000 which approximates fair value.

9.	Revolving Line of Credit

The Trust has a revolving line of credit in the principal amount of $50,000,000 which bears interest at LIBOR plus 3% and has a maturity date of March 3, 2014 with a one year option to extend the maturity date to March 3, 2015. The Trust must comply with financial covenants on an ongoing basis. The covenants are tested as of the end of each quarter based upon results for the most recently ended quarter. The Trust was in compliance of its financial covenants under its revolving line of credit as of March 31, 2013.

The revolving line of credit is recourse and as such is effectively collateralized by all of the Trust’s assets. The revolving line of credit requires monthly payments of interest only. To the extent that the amounts outstanding under the facility are in excess of the borrowing base (as calculated per the terms of the loan agreement), the Trust is required to make a principal payment to reduce such excess. The Trust may prepay from time to time without premium or penalty and re-borrow amounts prepaid.

The outstanding balance under the facility was $0 at March 31, 2013 and December 31, 2012. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $43,000 for the three months ended March 31, 2013, and approximately $19,000 for the three months ended March 31, 2012.

10.	Senior Notes Payable

In August 2012 the Trust issued a total $86,250,000 of its 7.75% Senior Notes (the “Notes”) at an issue price of 100% of par value. The Trust received net proceeds of approximately $83,228,000, after deducting the underwriting discounts, commissions and offering expenses.

The Notes mature on August 15, 2022 and bear interest at the rate of 7.75% per year, payable quarterly in arrears commencing November 15, 2012. The Trust may redeem the Notes, in whole or in part, at any time or from time to time on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

The Notes rank senior to all of the Trust’s future indebtedness that by its terms is expressly subordinate to the Notes, effectively making the Notes senior to all of the Trust’s existing and future unsecured senior indebtedness to the extent of the collateral securing the Notes and pari passu thereafter. The Notes are structurally subordinated to all of the existing and future liabilities of Winthrop’s subsidiaries, including the Operating Partnership, but will have a security interest in the promissory note of the Operating Partnership to the Trust, which promissory note is pari passu with all existing and future unsecured senior indebtedness of the Operating Partnership.

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change, if any, in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013 interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses, both at its inception and on an ongoing basis, whether the hedging instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedges designated and qualifying as cash flow hedges totaling $1,000 for the three months ended March 31, 2013, and $32,000 of comprehensive loss for the three months ended March 31, 2012.

The table below presents information about the Trust’s interest rate caps that are included on the consolidated balance sheet that were designated as cash flow hedges of interest rate risk at March 31, 2013 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap in Other Comprehensive Income	Unrealized Gain on Cap in Other Comprehensive Income	Change in Cap Valuations Included in Other Comprehensive Income for the Three Months Ended March 31, 2013
Aug 2014	0.50%	$13,337	$22	$(1)	$—	$—

The table below presents information about the Trust’s interest rate caps that were not designated as cash flow hedges (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value	Change in Cap Valuations Included in Interest Expense for the Three Months Ended March 31, 2013
May 2013	1.25%	$51,982	$196	$—	$—
Aug 2014	1.75%	51,982	434	—	—
Oct 2014	1.00%	5,754	174	1	—

12.	Non-controlling Interests

Houston, Texas Operating Property – During the first quarter 2013, a wholly-owned subsidiary of the Trust acquired a quarter-unit limited partner interest, representing 1% of Westheimer Holding LP (“Westheimer”) for a purchase price of $75,000. As a result, the Trust now owns 31% of Westheimer. The Trust accounted for this purchase as an equity transaction recording the difference in the $127,000 carrying value of the acquired non-controlling interest and the purchase price as a $52,000 increase in paid-in capital.

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

The changes in the Trust’s ownership interest in the subsidiaries impacted consolidated equity during the period shown as follows:

	Three Months Ended
	March 31,
	2013	2012
Net income attributable to Winthrop Realty Trust	$13,746	$8,253

Increase (decrease) in Winthrop Realty Trust paid in capital adjustments from transaction with non-controlling interests	52	(208)

Changes from net income attributable to Winthrop Realty
Trust and transfers from non-controlling interest	$13,798	$8,045

13.	Discontinued Operations

During 2012 the Trust’s net lease retail property in Memphis, Tennessee and its office property in Indianapolis, Indiana were sold and are included in discontinued operations. During 2013 the Trust’s office property located in Andover, Massachusetts was sold and is included in discontinued operations for all periods presented.

Results for discontinued operations for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenues	$275	$747
Operating expenses	(71)	(285)
Interest expense	—	(65)
Depreciation and amortization	(66)	(182)
Gain on sale of assets	2,775	—

Income from discontinued operations	$2,913	$215

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

14.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 450 W 14th Street property, 701 Seventh Avenue investment and 1515 Market Street loan which total approximately $45,104,000 at March 31, 2013. The Trust has a ground lease related to its property located at 450 W 14th Street, New York, New York which expires on June 1, 2053. As of March 31, 2013, in connection with the ground lease, the Trust has commitments of $970,742; $1,405,000; $1,463,000; $1,592,000; $1,656,000 and $109,419,000 for the years ended December 31, 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

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

FUR Advisors - The activities of the Trust are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. FUR Advisors is entitled to receive a base management fee of 1.5% and in certain instances, a termination fee and/or an incentive fee in accordance with the terms of the Advisory Agreement. In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees subject to the approval of the independent Trustees of the Trust.

The following table sets forth the fees and reimbursements paid by the Trust for the three months ended March 31, 2013 and 2012 to FUR Advisors and Winthrop Management (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Base Asset Management	$2,266	$2,027
Property Management	282	116
Construction Management	131	—

	$2,679	$2,143

Base Asset Management Fee - Effective January 1, 2012, the Advisory Agreement was amended to reflect the redemption of the Series B-1 Preferred Shares and Series C Preferred Shares and the issuance of the Series D Preferred Shares. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by unaffiliated third parties to a venture managed by the Trust.

Property Management and Construction Management - Winthrop Management L.P. (“Winthrop Management”), an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Winthrop Management receives a property management fee and construction management fee pursuant to the terms of individual property management agreements. Construction management fees are capitalized in accordance with GAAP.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

At March 31, 2013 $2,266,000 payable to FUR Advisors and $274,000 payable to Winthrop Management were included in accounts payable and accrued liabilities.

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

The following table summarizes the Trust’s assets by business segment for the periods ended March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Assets
Operating properties	$611,962	$562,822
Loan assets	157,248	239,534
REIT securities	12,220	19,694
Corporate
Cash and cash equivalents	131,448	97,682
Restricted cash	2,786	—
Accounts receivable and prepaids	431	336
Deferred financing costs	2,982	3,095

Total Assets	$919,077	$923,163

Capital Expenditures
Operating Properties	$502	$12,417

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense). The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three months ended March 31, 2013 and 2012 (in thousands):

\	For the Three Months Ended
	March 31,	March 31,
	2013	2012
Operating Properties
Rents and reimbursements	$15,179	$11,793
Operating expenses	(4,930)	(4,331)
Real estate taxes	(946)	(1,192)
Equity in earnings of preferred equity investment in Fenway-Wateridge	202	—
Equity in loss of Sealy Northwest Atlanta	(146)	(56)
Equity in loss of Sealy Newmarket	—	(722)
Equity in loss of Marc Realty investment	(60)	(347)
Equity in income of WRT-Elad	443	543
Equity in income of Vintage	1,921	339
Equity in income of 701 Seventh Avenue	697	—
Equity in income of Fenway-Wateridge	36	—
Equity in income of Mentor	17	—

Operating income	12,413	6,027
Depreciation and amortization expense	(5,174)	(3,537)
Interest expense	(3,625)	(3,098)

Operating properties net income (loss)	3,614	(608)

Loan Assets
Interest	4,454	2,399
Discount accretion	716	2,833
Unrealized gain on loan securities carried at fair value	—	164
Equity in income of ROIC Riverside	—	234
Equity in loss of ROIC Lakeside Eagle	(13)	(12)
Equity in income of Concord Debt Holdings	35	296
Equity in income of CDH CDO	150	394
Equity in income of Concord Debt Holdings (1)	14	—
Equity in income of CDH CDO (1)	480	—
Equity in income of WRT-Stamford	221	89
Equity in loss of SoCal Office Loan Portfolio	—	(345)
Equity in income of RE CDO management	3,770	11
Equity in income of 10 Metrotech	304	—

Operating income	10,131	6,063
General and administrative expense	(14)	(5)
Interest expense	(580)	(334)

Loan assets net income	9,537	5,724

REIT Securities
Interest and dividends	150	286
(Loss) gain on sale of securities carried at fair value	(102)	26
Unrealized gain on securities carried at fair value	1,718	4,932

REIT securities net income	1,766	5,244

Net income from segments before corporate income (expense)	14,917	10,360

Reconciliations to GAAP Net Income:
Corporate Income (Expense)
Interest income	70	101
Interest expense	(1,827)	(292)
General and administrative	(833)	(878)
Related party fees	(2,266)	(2,027)
Transaction costs	(6)	(121)
State and local taxes	(17)	(6)

Income from continuing operations before non-controlling interest	10,038	7,137
Non-controlling interest	795	901

Income from continuing operations	10,833	8,038
Income from discontinued operations	2,913	215

Net Income Attributable to Winthrop Realty Trust	$13,746	$8,253

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

17.	Variable Interest Entities

Consolidated Variable Interest Entities

Consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that could be significant to the VIE. The Trust has identified two consolidated variable interest entities.

Although the Trust holds 100% of the equity interests in the Cerritos office property, the B-Note collateralized by the property enables the senior lender to participate in the entity’s expected residual returns, the Trust will need to fund expected losses and infuse additional capital to lease and stabilize property operations. Through its equity interests in the property, the Trust has both the right to the returns of the entity and power to direct the activities of Cerritos. Accordingly, the Trust is the primary beneficiary and has consolidated Cerritos since its acquisition on October 5, 2012.

At March 31, 2013, the carrying value of the Cerritos assets and liabilities included: land and building of $21,396,000 net of accumulated depreciation of $369,000; lease intangibles of $3,457,000 net of accumulated amortization of $300,000; mortgage debt comprised of an A Note totaling $23,174,000; and participating B Note totaling $860,000. The outstanding mortgage debt collateralized by the property is non-recourse to the Trust.

In connection with the loan modification of 1515 Market Street, the Trust acquired a 49% equity interest in the entity that holds the property. This equity interest includes the general partner interest. The Trust determined that the 1515 Market Street entity was a variable interest entity due to the lender’s right to participate in the entity’s expected residual returns. Through its equity interest, the Trust has both the right to the returns of the entity and power to direct the activities of 1515 Market Street. Accordingly, the Trust is the primary beneficiary and has consolidated the property effective February 1, 2013.

At March 31, 2013, the carrying value of the 1515 Market Street assets and liabilities include land and building of $43,143,000 net of accumulated depreciation of $142,000 and lease intangibles of $16,832,000 net of accumulated amortization of $368,000. The outstanding mortgage debt collateralized by the property is non-recourse to the Trust and is eliminated in consolidation. See Note 4 for additional details regarding this transaction.

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

Loans Receivable and Loan Securities - The Trust has reviewed its loans receivable and loan securities and four of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support. There is one investment where the equity holders lack the right to receive returns due to the lender’s participation interest in the debt.

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

The Trust has determined that it does not currently have the power to direct the activities of the properties collateralizing any of its loans receivable and loan securities. For this reason, management believes that it does not control, nor is it the primary beneficiary of these properties. Accordingly, the Trust accounts for these investments under the guidance for loans receivable and real estate debt investments.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

18.	Subsequent Events

On April 25, 2013, the entity that holds title to the property located at 1515 Market Street in Philadelphia, Pennsylvania (the “1515 Market Owner”) obtained a $43,000,000 non-recourse first mortgage loan (“First Mortgage”) from an unaffiliated third party. The First Mortgage bears interest at LIBOR plus 2.0% per annum, requires monthly payments of interest only and matures on May 1, 2016. On the same date, the Trust entered into an interest rate swap agreement which effectively fixes LIBOR at 0.50% for the term of the First Mortgage. The Trust, which held the mortgage loan (“Original Mortgage”) collateralized by the property at the time of the closing of the First Mortgage, received $38,472,000 of loan proceeds from the First Mortgage financing which reduced the balance on the Original Mortgage to $33,157,000. The Original Mortgage is now subordinate to the First Mortgage, bears interest at an effective rate of 12.9% per annum and is secured by a second mortgage on the property. The Trust’s investment in the Original Mortgage has been reduced to $21,098,000 resulting in an effective interest rate on the Trust’s cash investment in this asset of 19.6%. Due to the Trust’s ownership of a 49% interest, including the general partner interest, in the 1515 Market Owner and an additional 40% profits participation interest in the property, the Trust consolidates 1515 Market and the Original Mortgage, and all intercompany transactions, are eliminated in consolidation. See Note 4 for additional information on the Original Mortgage.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Forward Looking Statements” and “Item 1A – Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our unaudited consolidated financial statements and footnotes thereto for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

As a diversified REIT, we operate in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As value investors we focus and aggressively pursue our investment activity in the segment we believe will generate the greater overall return to us given market conditions at the time. In prior years we have demonstrated our ability to adjust our business plan to capitalize on evolving marketing conditions both with respect to business segment and capital structure. During the first quarter of 2013 we have, and expect to continue to, execute an investment strategy that focuses on our loan asset segment and to a lesser extent our operating properties segment with a view toward investing in assets that provide a current yield as well as the potential for long term appreciation. We will continue to invest in opportunities which we believe will yield superior risk adjusted returns. These investments may have returns weighted towards the back end of the invested life which may negatively impact current earnings. Further, we will mine our existing portfolio for follow-on opportunities and will seek to timely realize returns on such investments subject only to the disposition restrictions under the Internal Revenue Code in order to maintain our REIT status.

In connection with our strategy, in certain instances, we seek to acquire assets through joint ventures which allows us to employ third party co-investment capital to maximize diversification of risk and reduce capital concentration and in certain instances, leverage off of our joint venture partner’s experience and expertise in specific geographic areas and/or specific asset types.

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

We invested $22,314,000 in new loan assets during the first quarter of 2013. See Item 1, Note 4 for a description of our investments. Additionally, during the first quarter of 2013 we received $11,425,000 in net proceeds from the sale of our Andover, Massachusetts property, $19,318,000 in proceeds from the sale of loan assets, $13,783,000 from loan repayments and $4,451,000 in distributions from our RE CDO Management venture from the sale of certain of its assets. See additional details in our “Liquidity and Capital Resources” section below.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

Loan Assets

During 2013 we received repayment in full on two loans receivable for a total repayment of $13,783,000. We also received $10,117,000 in loan repayments on our Queensridge loan receivable from the sale of several condominium units which collateralize the loan, which loan repayments were used to partially satisfy our recourse loan payable secured by the Queensridge loan. During the first quarter we sold our Disney B Note receivable for $9,000,000.

In addition, during the first quarter of 2013 we originated a $20,500,000 mezzanine loan collateralized by a 260,000 square foot office campus in the Los Angeles, California area. The loan bears interest at LIBOR plus 14.25% per annum, with a 0.5% LIBOR floor and matures January 23, 2015. The loan requires payments on interest only at a rate of 8.25% with the remaining interest being accrued and added to principal. In addition, at maturity we are entitled to a participation interest equal to 25% of the net value of the property. On March 1, 2013 we sold a 50% pari passu participation interest in the mezzanine loan.

We intend to continue our loan asset acquisition and origination strategy in 2013 with a focus on loans with underlying collateral value, future income return potential and in certain cases, acquisitions of non-performing loans in the fulcrum position which have a high possibility that our debt position in the capital stack will be converted into equity participation. An example of this strategy is our recent acquisition and restructuring of the first mortgage loan on a 514,000 square foot office building located at 1515 Market Street in Philadelphia, Pennsylvania.

Operating Properties

Acquisition Activity

1515 Market Street – On February 1, 2013 in connection with the restructuring, we acquired an effective 89% equity interest in the property, inclusive of the operating partnership interest. As a result, this property is now accounted for as a consolidated operating property as of the acquisition date.

Disposition Activity

Andover, Massachusetts – On March 28, 2013 we sold our Andover, Massachusetts property to an independent third party for gross sale proceeds of $12,000,000. After costs and pro-rations, we received net proceeds of approximately $11,425,000 and recorded a gain of $2,775,000 on the sale of the property. Results of operations for this property are classified as discontinued operations for all periods presented. The recorded gain was increased by net income of $138,000 and $137,000 for the three months ended March 31, 2013 and 2012, respectively.

Consolidated Operating Properties

During the first quarter of 2013 we saw increases in our operating income from our operating properties as a result of favorable operating results from same store properties, that is, properties held during both three month periods, complemented by our new store property operating results. Our same store properties generated increased net operating income of $1,086,000 while our new store properties generated net operating income of $1,947,000 for the quarter ended March 31, 2013. See our Results of Operations section below for details of our consolidated properties net income. As of March 31, 2013 our consolidated properties were approximately 89.3% leased compared to approximately 89.6% leased at December 31, 2012.

We continue to review our portfolio to divest investments as they mature in value to the point where we may be unlikely to achieve better than market returns and redeploy capital to what we believe to be higher yielding opportunities.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

Equity Investments

Vintage Housing – During the three months ended March 31, 2013, we recorded net income from our investment in Vintage Housing of $1,921,000 and received cash distributions of $654,000. The Vintage properties were 96% occupied at February 28, 2013. We have elected to recognize our earnings on a one month lag.

Sullivan Center – All cash flow at the Sullivan Center property is trapped by the first mortgage lender. As a result, the Sullivan Center property is currently unable to meet its debt service payments on the mezzanine loan held by our venture, WRT-Elad Lender LP. The first mortgage is not prepayable until October 2013. WRT-Elad Equity LP, our venture which holds an indirect future ownership interest in the property, and WRT-Elad Lender LP, collectively our Sullivan JV, have entered into a forbearance agreement with the borrower and non-controlling interest owner at our Sullivan Center property. As a result, the Sullivan JV increased its indirect future ownership interest in the property from 65% to 70%. In addition, the Sullivan JV is entitled to receive a $1,400,000 modification fee in November 2013. If the payment is not paid, the Sullivan JV’s indirect future ownership interest will increase to 76%. We recognized $443,000 of income on the investment during the three months ended March 31, 2013. The Sullivan Center was 83% leased at February 28, 2013. We have elected to recognize our earnings on a one month lag.

701 Seventh Avenue – In October 2012 we entered into a joint venture to acquire and redevelop a 120,000 square foot property and associated air rights located at 701 Seventh Avenue, New York, New York. We made an initial investment of $28,971,000 in the venture. During the quarter ended March 31, 2013 we recorded net income from our investment in 701 Seventh Avenue of $697,000 and received cash distributions of $394,000. We have elected to recognize our earnings on a three month lag.

WRT-Fenway Wateridge – On December 21, 2012 we entered into a venture pursuant to which the venture acquired for $9,200,000 a 62,152 square foot class B office building located in Sorrento Mesa (San Diego), California. We contributed a total of $7,522,000 of which $6,000,000 is a preferred equity investment which entitles us to a 12% priority return to be paid 8% currently from operating cash flow with the remaining 4% deferred. During the quarter ended March 31, 2013 we recorded net income from the investment of $238,000 and received cash distributions of $94,000. We have elected to recognize our earnings on a one month lag.

Sealy – Two of the investment properties are located in Atlanta, Georgia, (Northwest Business Park and Newmarket), which had occupancies, inclusive of leases signed not yet commenced, of 71% and 52% respectively, at March 31, 2013 as compared to occupancy of 70% and 50%, respectively at December 31, 2012. The third Sealy investment is located in Nashville, Tennessee and was 81% and 84% occupied at March 31, 2013 and December 31, 2012, respectively.

The loans secured by the Newmarket property and the Nashville, Tennessee property continue to be in special servicing. We, together with our venture partner, are attempting to negotiate a restructuring of the debt with the special servicers. There can be no assurance that a restructuring of the loans will be accomplished.

Marc Realty – As of March 31, 2013, we held equity interests in four properties with Marc Realty which consist of an aggregate of approximately 665,000 rentable square feet of office and retail space which was 79% occupied at March 31, 2013 as compared to 78% occupied at December 31, 2012.

REIT Securities

During the quarter ended March 31, 2013, we sold securities with an original acquisition cost of $6,956,000 for net proceeds of $9,090,000.

As of March 31, 2013 our portfolio of REIT securities had a fair value of $12,220,000 compared to an original acquisition cost of $8,920,000.

Liquidity and Capital Resources

At March 31, 2013, we held $131,448,000 in unrestricted cash and cash equivalents. In addition, as of March 31, 2013 we had, subject to the value of the assets included in the borrowing base, $50,000,000 available to draw on our revolving line of credit and $12,220,000 in REIT securities.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are dependent on raising capital through equity and debt issuances or forming ventures with investors to obtain funds with which to expand our business. Accordingly, we anticipate that capital with which to make future investment and financing activities will be provided from return of capital received from proceeds from loan maturities and prepayment, borrowings, the issuance of additional equity and debt securities, as well as proceeds from sales of existing assets to the extent the taxable gain on such sales is able to be sheltered through the use of capital loss carry forwards. We have capital loss carry forwards of $31,174,000 which expire from 2014 through 2015.

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

Contractual Obligations

Future Funding Requirements

We have future funding requirements relating to our 450 W 14th Street property, our 701 Seventh Avenue investment and our 1515 Market Street loan which total approximately $45,104,000 at March 31, 2013.

Debt Maturities

At March 31, 2013, our balance sheet contains mortgage loans payable of $278,824,000. We have $15,104,000 maturing in 2013 and $19,089,000 maturing in 2014 with the remainder maturing in 2015 or later. We have a $14,000,000 secured financing which matures in October 2013. The financing is collateralized by a loan receivable which also matures in October 2013. This loan receivable and secured financing both have a one-year extension option. We have a $50,000,000 revolving line of credit which matures in March 2014 with an option to extend to March 2015. On March 31, 2013, we had no borrowing outstanding on the line. We continually evaluate our debt maturities and except as noted above on our Sealy equity investments, based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $33,766,000 from $97,682,000 at December 31, 2012 to $131,448,000 at March 31, 2013.

Our cash flow activities for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Net cash flow provided by operating activities	$9,184	$2,373
Net cash flow provided by investing activities	44,158	5,575
Net cash flow (used in) provided by financing activities	(19,576)	30,626

Increase in cash and cash equivalents	$33,766	$38,574

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

Operating Activities

For the three months ended March 31, 2013 our operating activities generated consolidated net income of $12,951,000 and positive cash flow of $9,184,000. Our cash provided by operations reflects our net income adjusted by: (i) a reduction for non-cash items of $7,771,000 representing primarily earnings of equity investments, gains on sales of real estate investments, current period loan discount accretion and unrealized gains on securities carried at fair value offset by adding back depreciation and amortization expenses; (ii) $7,916,000 of distributions from non-consolidated interests; and (iii) a net decrease due to changes in other operating assets and liabilities of $3,912,000. See our discussion of “Results of Operations” below for additional details on our operations.

Investing Activities

Cash flow provided by investing activities for the three months ended March 31, 2013 was approximately $44,158,000 as compared to approximately $5,575,000 for the comparable period in 2012. This change of approximately $38,583,000 resulted primarily from increased proceeds from the sale of investments in real estate and securities in 2013 and fewer investments made in 2013.

Net cash provided by investing activities of $44,158,000 for the three months ended March 31, 2013 was comprised primarily of the following:

•	$24,287,000 in collection of loans receivable;

•	$19,318,000 in proceeds from the sale of two loans receivable;

•	$11,425,000 in proceeds from the sale of our Andover, Massachusetts real estate investment; and

•	$9,090,000 in proceeds from the sale of securities carried at fair value.

These sources of cash flow were offset primarily by:

•	$20,569,000 for our mezzanine loan origination;

•	$936,000 of advances on our 1515 Market Street loan receivable; and

•	$396,000 for investment in capital and tenant improvements at our operating properties.

Financing Activities

Cash flow used in financing activities for the three months ended March 31, 2013 was approximately $19,576,000 as compared to cash flow provided by financing activities of approximately $30,626,000 for the comparable period in 2012. This change of approximately $50,202,000 resulted primarily from preferred share offerings in 2012 offset by lower principal payments on our debt in 2013.

Net cash used in financing activities of $19,576,000 for the three months ended March 31, 2013 was comprised primarily of the following:

•	$10,117,000 for payments on our recourse secured financing;

•	$5,366,000 for dividend payments on our Common Shares;

•	$2,787,000 placed in escrow to fund dividends on our Series D Preferred Shares payable April 1, 2013;

•	$1,643,000 for principal payments on our mortgage loans payable;

•	$228,000 for deferred financing costs; and

•	$75,000 for the acquisition of non-controlling interests on our Houston, Texas property.

These uses of cash flow were offset primarily by:

•	$535,000 in contributions from non-controlling interests at our New York, New York property.

Common and Preferred Share Dividends

As a result of our emphasis on total return, while we seek to achieve a stable, predictable dividend for our shareholders, we do not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

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

For the quarter ended March 31, 2013, we paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Preferred Share.

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

Results of Operations

All per share amounts presented in this section are on a diluted basis. Net income attributable to Common Shares was $10,957,000 or $0.33 per Common Share for the three months ended March 31, 2013 as compared with net income of $7,328,000 or $0.22 per Common Share for the three months ended March 31, 2012. Funds From Operations (FFO) attributable to Common Shares was $15,912,000 or $0.48 per Common Share for the three months ended March 31, 2013 as compared to FFO of $14,023,000 or $0.42 per Common Share for the three months ended March 31, 2012.

Our results are discussed below by business segment:

•	Operating Properties – our wholly and partially owned operating properties;

•	Loan Assets – our loans receivable, loan securities carried at fair value, and equity investments in loan assets;

•	REIT Securities – our ownership of equity and debt securities in other real estate investment trusts; and

•	Corporate – non-segment specific results which includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items.

The following table summarizes our assets by business segment (in thousands):

	March 31, 2013	December 31, 2012
Operating properties	$611,962	$562,822
Loan assets	157,248	239,534
REIT securities	12,220	19,694
Corporate
Cash and cash equivalents	131,448	97,682
Restricted cash	2,786	—
Accounts receivable and prepaids	431	336
Deferred financing costs	2,982	3,095

Total Assets	$919,077	$923,163

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

The increase in operating property assets was due primarily to the conversion of our 1515 Market Street property from a loan asset to an operating property as a result of our acquisition of a 49% equity interest in the property.

The decrease in loan assets was due primarily to the conversion of our 1515 Market Street property, the sale of our Disney B Note at par and the payoffs at par on our 127 West 25th Street and 180 North Michigan loans receivable.

The decrease in REIT securities assets was primarily the result of the sale of securities which was partially offset by an increase in the fair market value of our remaining Cedar shares.

Comparison of Three Months ended March 31, 2013 versus Three Months ended March 31, 2012

The following table summarizes our results from continuing operations by reportable segment for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012
Operating properties	$3,614	$(608)
Loan assets	9,537	5,724
REIT securities	1,766	5,244
Corporate expenses	(4,879)	(3,223)

Income from continuing operations	$10,038	$7,137

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012
Rents and reimbursements	$15,179	$11,793
Operating expenses	(4,930)	(4,331)
Real estate taxes	(946)	(1,192)
Equity in loss of Marc Realty investments	(60)	(347)
Equity in loss of Sealy Northwest Atlanta	(146)	(56)
Equity in loss of Sealy Newmarket	—	(722)
Equity in income of 701 7th WRT Investors	697	—
Equity in income of WRT-Fenway Wateridge	238	—
Equity in income of Vintage	1,921	339
Equity in income of WRT-Elad	443	543
Equity in income of Mentor	17	—

Operating income	12,413	6,027
Depreciation and amortization expense	(5,174)	(3,537)
Interest expense	(3,625)	(3,098)

Operating properties net income (loss)	$3,614	$(608)

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items and including our share of income or loss from equity investments increased by $6,386,000 compared to the prior year period.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Three Months Ended March 31,
	2013	2012
Rents and reimbursements
Same store properties	$11,198	$11,793
New store properties	3,981	—

	15,179	11,793

Operating expenses
Same store properties	3,226	4,331
New store properties	1,704	—

	4,930	4,331

Real estate taxes
Same store properties	616	1,192
New store properties	330	—

	946	1,192

Consolidated operating properties operating income
Same store properties	7,356	6,270
New store properties	1,947	—

	$9,303	$6,270

The increase in operating income for our same store properties was primarily the result of a decrease in operating expenses of $1,105,000 and a decrease in real estate taxes of $576,000, which were partially offset by a decrease in revenue of $595,000.

The decrease in same store revenue was the result of:

•	The partial sale of our Churchill, Pennsylvania property which occurred May 14, 2012;

•

An amendment to the lease terms for Spectra Energy at 5400 Westheimer located in Houston, Texas. The modified lease reduced the average annual contractual obligation but extended the term of the lease through April 30, 2026;

•	A decrease in average occupancy at our Chicago, Illinois property known as River City from 72% to 49% primarily due to the loss of a significant tenant;

•	A decrease in average occupancy at 701 Arboretum located in Lisle, Illinois from 17% to 1%; and

•	Parking revenue at our One East Erie property located in Chicago, Illinois resulting from spaces taken out of service due to a restoration project.

Which were partially offset by:

•	Increased average occupancy at our property known as Crossroads I located in Englewood, Colorado from 57% to 90%;

•	Increased average occupancy at our property known as Crossroads II located in Englewood, Colorado from 66% to 87%;

•	Increased average occupancy at our property known as 550/650 Corporetum located in Lisle, Illinois from 68% to 82%.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

New store revenues for the three months ended March 31, 2013 were as follows:

•	$1,861,000 from our office property in Philadelphia, Pennsylvania;

•	$821,000 from our residential property in Memphis, Tennessee;

•	$742,000 from our office property in Cerritos, California; and

•	$557,000 from our residential property in Greensboro, North Carolina.

Operating expenses increased by $599,000 due to expenses at our new store properties of $1,704,000. Same store operating expenses decreased by $1,105,000 due primarily to the following:

•	a decrease of $688,000 at our Churchill, Pennsylvania property as a result of the partial sale of the property and the new net lease with Westinghouse; and

•	a decrease of $160,000 at our River City office property.

Real estate tax expense decreased by $246,000. Real estate tax of $330,000 at our new store properties was offset by a decrease of $576,000 at our same store properties. The reduction at our same store properties was a result of the following:

•	a decrease of $183,000 due to the partial sale of our Churchill, Pennsylvania property;

•	a decrease of $144,000 at our Crossroads I property due to a prior year tax abatement received in 2013; and

•	a decrease of $126,000 at our Crossroads II property due to a prior year tax abatement received in 2013.

Depreciation and amortization expense increased by $1,637,000 in 2013 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $527,000 primarily as a result of financing at our new store properties in Memphis, Tennessee; Greensboro, North Carolina and Cerritos, California which were all acquired in 2012.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $3,110,000 for the three months ended March 31, 2013 compared to net loss of $243,000 for the three months ended March 31, 2012. The increase was due primarily to:

•	Operating income from our Vintage portfolio increased $1,582,000 primarily as a result of a decrease in amortization of lease intangibles;

•	Operating income from our 701 Seventh WRT Investors investment, which closed October 16, 2012 was $697,000;

•	Operating loss from our Sealy Newmarket investment decreased by $722,000 primarily as a result of having recognized losses which brought our investment balance to zero at December 31, 2012; and

•	Operating loss from our Marc Realty investments decreased by $287,000 primarily as a result of the sale of six investments since March 2012.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

Loan Assets

The following table summarizes our results from our loan assets segment for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012
Interest	$4,454	$2,399
Discount accretion	716	2,833
Equity in earnings of ROIC-Riverside LLC	—	234
Equity in earnings (loss) of ROIC-Lakeside Eagle LLC	(13)	(12)
Equity in earnings of Concord Debt Holdings	35	296
Equity in earnings of CDH CDO	150	394
Equity in earnings of Concord Debt Holdings (1)	14	—
Equity in earnings of CDH CDO (1)	480	—
Equity in earnings of WRT-Stamford	221	89
Equity in earnings of SoCal Office Portfolio Loan	—	(345)
Equity in earnings of 10 Metrotech	304	—
Equity in earnings of RE CDO Management	3,770	11
Unrealized gain on loan securities carried at fair value	—	164

Operating income	10,131	6,063
General and administrative expense	(14)	(5)
Interest expense	(580)	(334)

Loan assets net income	$9,537	$5,724

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this segment before general and administrative and interest expense, increased by $4,068,000 as compared to the prior year period. The increase was due primarily to:

•

a $4,294,000 increase in net earnings from our equity investment loan assets primarily due to earnings of $3,770,000 on our RE CDO Management investment which resulted from the sale of subordinated interests in collateralized debt obligation entities held by this venture; and

•	a $2,055,000 increase in interest income as a result of our 2012 acquisition activity.

Partially offset by:

•	a $2,117,000 decrease in discount accretion due primarily to the payoff at par in May 2012 of our 160 Spear and Magazine loans which had been acquired at a discount.

REIT Securities

The following table summarizes our results from our REIT securities segment for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012
Interest and dividends	$150	$286
Gain (loss) on sale of securities carried at fair value	(102)	26
Unrealized gain on securities carried at fair value	1,718	4,932

Operating income	$1,766	$5,244

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this segment before interest expense, decreased by $3,478,000 as compared to the prior year period. The decrease was primarily due to a decrease in unrealized gain on securities carried at fair value primarily as a result of the divestiture of several of our REIT securities holdings over the past year.

Corporate

The following table summarizes our results from our corporate segment for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012
Interest income	$70	$101
General and administrative	(833)	(878)
Related party fees	(2,266)	(2,027)
Transaction costs	(6)	(121)
Interest expense	(1,827)	(292)
State and local taxes	(17)	(6)

Operating loss	$(4,879)	$(3,223)

The decrease in corporate operations for the comparable periods was due primarily to $1,671,000 of interest expense on our Senior Notes in 2013 and an increase in the base management fee of $239,000 as a result of an increase in the outstanding equity that is subject to the fee.

State income taxes were $17,000 and $6,000 for the three months ended March 31, 2013 and 2012, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

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

FORM 10-Q MARCH 31, 2013

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

The following presents a reconciliation of net income to funds from operations for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	2013	2012
Basic
Net income attributable to Winthrop Realty Trust	$13,746	$8,253
Real estate depreciation	3,263	2,515
Amortization of capitalized leasing costs	1,977	1,204
Trust’s share of real estate depreciation and amortization of unconsolidated interests	2,623	3,662
Gain on sale of real estate	(2,775)	—
Loss on sale of equity investments	110	46
Less: Non-controlling interest share of depreciation and amortization	(243)	(732)

Funds from operations attributable to the Trust	18,701	14,948
Preferred dividend of Series D Preferred Shares	(2,787)	(925)
Amount allocated to restricted shares	(2)	—

FFO applicable to Common Shares - Basic	$15,912	$14,023

Weighted-average Common Shares	33,027	33,052

FFO Per Common Share - Basic	$0.48	$0.42

Diluted
Funds from operations attributable to the Trust	$18,701	$14,948
Preferred dividend of Series D Preferred Shares	(2,787)	(925)
Amount allocated to restricted shares	(2)	—

FFO applicable to Common Shares	$15,912	$14,023

Weighted-average Common Shares	33,027	33,052
Stock options	2	—
Restricted shares	51	—

Diluted weighted-average Common Shares	33,080	33,052

FFO Per Common Share - Diluted	$0.48	$0.42

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

See Item 1 – Note 2.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

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

The table below presents information about the Trust’s derivative financial instruments at March 31, 2013 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap
Cap	October 2014	1.00%	$5,753	$174	$1
Cap	May 2013	1.25%	51,982	196	—
Cap	May 2014	1.75%	51,982	434	—
Cap	August 2014	0.50%	12,955	22	6

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $9,106,000 and $9,319,000 at March 31, 2013 and December 31, 2012, respectively. The fair value of our Senior Notes, based on quoted market prices, was greater than its carrying value by $3,450,000 and $2,933,000 at March 31, 2013 and December 31, 2012, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the unhedged balances in variable rate debt at March 31, 2013 (in thousands):

	Change in LIBOR(2)
	-0.20%	1%	2%	3%
Change in consolidated interest expense	$(67)	$288	$403	$568
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(24)	456	2,169	3,949

(Increase) decrease in net income	$(91)	$744	$2,572	$4,517

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty, Sealy and 701 Seventh equity investments.
(2)	The one-month LIBOR rate at March 31, 2013 was 0.2037%.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

The Trust’s equity investment in Vintage, which is reported on a 30 day lag, holds floating rate debt of approximately $171,478,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows what the annual effect a change in the SIFMA rate would have on property level interest expense based upon the unhedged balances in variable rate debt at February 28, 2013 (in thousands):

	Change in SIFMA (1)
	-0.11%	1%	2%	3%
Change in consolidated interest expense	$—	$—	$—	$—
Pro-rata share of change in interest expense on Vintage debt	(105)	952	1,903	2,855

(Increase) decrease in net income	$(105)	$952	$1,903	$2,855

(1)	The one-month SIFMA rate at February 28, 2013 was 0.11%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets March 31, 2013 (in thousands):

	Change in LIBOR (1)
	-0.20%	1%	2%	3%
Change in consolidated interest income	$(4)	$220	$531	$906
Pro-rata share of change in interest income of loan assets in non-consolidated entities	(20)	100	200	300

Increase (decrease) in net income	$(24)	$320	$731	$1,206

(1)	The one-month LIBOR rate at March 31, 2013 was 0.2037%.

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

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

As of March 31, 2013 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: May 7, 2013	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: May 7, 2013	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	-

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	-

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	-

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Form 8-K filed November 28, 2011.	-

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012

4.6	Amended and restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012.	-

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	-

4.8	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee – Incorporated by reference to the Exhibit 4.1 to the Trust’s Form 8-K filed August 9, 2012.	-

4.9	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent – Incorporated by reference to Exhibit 4.1 of the Trust’s Form 8-K filed August 15, 2012.	-

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	-

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	-

10.5	Amendment No. 3 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 2, 2012.	-

10.6	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.7	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.8	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.9	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	-

10.10	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	-

10.11	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.12	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association. – Incorporated by reference to Exhibit 10.19 to the Trust’s 10-K filed March 16, 2011.	-

10.13	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. – Incorporated by reference to Exhibit 10.20 to the Trust’s 10-K filed March 16, 2011.	-

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(2)

101.SCH	XBRL Taxonomy Extension Schema Document	(2)

101.CAL	XBRL Taxonomy Calculation Linkbase Document	(2)

101.LAB	XBRL Taxonomy Label Linkbase Document	(2)

101.PRE	XBRL Presentation Label Linkbase Document	(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(2)

(1)	filed herewith

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2013

(2)	The XBRL related information was previously furnished with the Registrant’s Form 10-Q for the quarter ended March 31, 2013 and is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.