Form 10-Q
period 2013-06-30
Winthrop Realty Trust
filed 2013-08-06
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2013

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

As of August 1, 2013 there were 33,647,949 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

(Unaudited)

Part 1. Financial Information

Item 1. Financial Statements (Unaudited)

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Investments in real estate, at cost
Land	$59,183	$43,252
Buildings and improvements	385,370	378,737

	444,553	421,989
Less: accumulated depreciation	(53,553)	(51,553)

Investments in real estate, net (variable interest entities $65,446 and $21,423, respectively)	391,000	370,436
Cash and cash equivalents	186,132	97,682
Restricted cash held in escrows (variable interest entities $6,811 and $1,101, respectively)	19,422	13,250
Loans receivable, net	113,308	211,250
Accounts receivable, net of allowances of $474 and $374, respectively	5,027	3,882
Accrued rental income	15,801	17,241
Securities carried at fair value	10,360	19,694
Loan securities carried at fair value	226	11
Preferred equity investments	12,514	12,250
Equity investments	141,645	134,859
Lease intangibles, net (variable interest entities $20,537 and $3,485, respectively)	48,348	37,744
Deferred financing costs, net	4,819	4,864
Assets held for sale	1,708	—

TOTAL ASSETS	$950,310	$923,163

LIABILITIES
Mortgage loans payable (variable interest entities $66,085 and $23,184, respectively)	325,026	280,576
Senior notes payable	86,250	86,250
Secured financings	29,150	52,920
Notes payable (variable interest entites $845 and $876, respectively)	1,645	1,676
Accounts payable and accrued liabilities (variable interest entities $5,106 and $1,347, respectively)	19,202	21,056
Related party fees payable	2,658	2,664
Dividends payable	8,268	5,366
Deferred income	1,131	1,136
Below market lease intangibles, net (variable interest entities $605 and $51, respectively)	2,483	2,255

TOTAL LIABILITIES	475,813	453,899

COMMITMENTS AND CONTINGENCIES
EQUITY
Winthrop Realty Trust Shareholders’ Equity:

Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 5,060,000 shares authorized and 4,820,000 shares both issued and outstanding at June 30, 2013 and December 31, 2012	120,500	120,500
Common Shares, $1 par, unlimited shares authorized; 33,638,757 and 33,018,711 both issued and outstanding at June 30, 2013 and December 31, 2012, respectively	33,039	33,019
Additional paid-in capital	618,954	618,426
Accumulated distributions in excess of net income	(311,688)	(317,385)
Accumulated other comprehensive income (loss)	80	(50)

Total Winthrop Realty Trust Shareholders’ Equity	460,885	454,510
Non-controlling interests	13,612	14,754

Total Equity	474,497	469,264

TOTAL LIABILITIES AND EQUITY	$950,310	$923,163

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Rents and reimbursements	$15,593	$11,841	$30,101	$23,042
Interest, dividends and discount accretion	4,308	5,778	9,628	11,296

	19,901	17,619	39,729	34,338

Expenses
Property operating	4,892	3,355	9,650	7,530
Real estate taxes	1,659	884	2,542	2,003
Depreciation and amortization	4,950	4,008	9,840	7,273
Interest	6,708	3,448	12,740	7,172
General and administrative	1,098	782	1,945	1,665
Related party fees	2,291	2,298	4,557	4,325
Transaction costs	46	184	52	305
State and local taxes	125	142	142	147

	21,769	15,101	41,468	30,420

Other income (loss)
Equity in income of equity investments	4,524	818	12,393	1,242
Earnings from preferred equity investments	185	—	387	—
Realized gain (loss) on sale of securities carried at fair value	—	15	(102)	41
Unrealized gain (loss) on securities carried at fair value	(1,860)	(791)	(142)	4,141
Unrealized gain (loss) on loan securities carried at fair value	215	(88)	215	76
Settlement expense	(134)	—	(134)	—
Interest income	115	90	185	191

	3,045	44	12,802	5,691

Income from continuing operations	1,177	2,562	11,063	9,609
Discontinued operations
Income from discontinued operations	6,568	323	9,633	628

Consolidated net income	7,745	2,885	20,696	10,237
Net loss attributable to non-controlling interest	629	473	1,424	1,374

Net income attributable to Winthrop Realty Trust	8,374	3,358	22,120	11,611
Preferred dividend of Series D Preferred Shares	(2,786)	(2,787)	(5,573)	(3,712)
Amount allocated to restricted shares	(98)	—	(124)	—

Net income attributable to Common Shares	$5,490	$571	$16,423	$7,899

Per Common Share data - Basic
Income (loss) from continuing operations	$(0.03)	$0.01	$0.21	$0.22
Income from discontinued operations	0.20	0.01	0.29	0.02

Net income attributable to Winthrop Realty Trust	$0.17	$0.02	$0.50	$0.24

Per Common Share data - Diluted
Income (loss) from continuing operations	$(0.03)	$0.01	$0.21	$0.22
Income from discontinued operations	0.20	0.01	0.29	0.02

Net income attributable to Winthrop Realty Trust	$0.17	$0.02	$0.50	$0.24

Basic Weighted-Average Common Shares	33,037	33,064	33,032	33,058

Diluted Weighted-Average Common Shares	33,037	33,064	33,041	33,058

Comprehensive income
Consolidated net income	$7,745	$2,885	$20,696	$10,237
Change in unrealized gain (loss) on interest rate derivative	131	(25)	130	(57)

Consolidated comprehensive income	7,876	2,860	20,826	10,180

Net loss attributable to non-controlling interest	629	473	1,424	1,374
Other comprehensive income attributable to non-controlling interest	—	—	—	—

Comprehensive loss attributable to non-controlling interest	629	473	1,424	1,374

Comprehensive income attributable to Winthrop Realty Trust	$8,505	$3,333	$22,250	$11,554

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands except per share data)

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2012	4,820	$120,500	33,019	$33,019	$618,426	$(317,385)	$(50)	$14,754	$469,264

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	22,120	—	—	22,120
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(1,424)	(1,424)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	535	535
Purchase of non-controlling interests	—	—	—	—	103	—	—	(253)	(150)
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	—	—	(10,736)	—	—	(10,736)
Dividends paid or accrued on Series D Preferred Shares ($1.15625 per share)	—	—	—	—	—	(5,573)	—	—	(5,573)
Dividends paid or accrued on restricted shares	—	—	—	—	—	(114)	—	—	(114)
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	130	—	130
Stock issued pursuant to dividend reinvestment plan	—	—	20	20	214	—	—	—	234
Issuance of restricted shares	—	—	600	—	—	—	—	—	—
Amortization of restricted shares	—	—	—	—	211	—	—	—	211

Balance, June 30, 2013	4,820	$120,500	33,639	$33,039	$618,954	$(311,688)	$80	$13,612	$474,497

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In	Accumulated Distributions in Excess of	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income (loss)	Interests	Total

Balance, December 31, 2011	1,600	$40,000	33,041	$33,041	$626,099	$(311,246)	$(92)	$21,034	$408,836

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	11,611	—	—	11,611
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(1,374)	(1,374)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(270)	(270)
Contributions from non-controlling interests	—	—	—	—	—	—	—	3,975	3,975
Purchase of non-controlling interests	—	—	—	—	(5,695)	—	—	(555)	(6,250)
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	—	—	(10,744)	—	—	(10,744)
Dividends paid or accrued on Series D Preferred Shares ($1.15625 per share)	—	—	—	—	—	(3,712)	—	—	(3,712)
Net proceeds from Series D Preferred Share offering	3,220	80,500	—	—	(2,785)	—	—	—	77,715
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(57)	—	(57)

Stock issued pursuant to dividend reinvestment plan	—	—	25	25	243	—	—	—	268

Balance, June 30, 2012	4,820	$120,500	33,066	$33,066	$617,862	$(314,091)	$(149)	$22,810	$479,998

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$20,696	$10,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of of deferred financing costs)	7,021	5,460
Amortization of lease intangibles	4,012	2,884
Straight-line rental income	(173)	(2,476)
Loan discount accretion	(1,477)	(5,559)
Discount accretion received in cash	—	14,065
Income from preferred equity investments	(387)	—
Distributions of income from preferred equity investments	123	97
Income of equity investments	(12,393)	(1,242)
Distributions of income from equity investments	10,731	4,788
Restricted cash held in escrows	3,536	(2,312)
Loss (gain) on sale of securities carried at fair value	102	(41)
Unrealized loss (gain) on securities carried at fair value	142	(4,141)
Unrealized gain on loan securities carried at fair value	(215)	(76)
Impairment loss on investment in real estate	154	—
Tenant leasing costs	(898)	(683)
Gain on sale of real estate investments	(9,527)	—
Equity compensation expenses	211	—
Bad debt expense (recovery)	100	(242)
Net change in interest receivable	376	(135)
Net change in accounts receivable	(986)	(418)
Net change in accounts payable and accrued liabilities	(4,532)	2,303

Net cash provided by operating activities	16,616	22,509

Cash flows from investing activities
Investments in real estate	(3,059)	(28,882)
Investment in equity investments	(5,819)	(33,546)
Investment in preferred equity investments	—	(4,000)
Proceeds from sale of investments in real estate	31,312	632
Proceeds from sale of equity investments	26	2,297
Return of capital distribution from equity investments	669	38,100
Purchase of securities carried at fair value	—	(5,655)
Proceeds from sale of securities carried at fair value	9,090	4,614
Restricted cash held in escrows	(4,886)	(4,431)
Issuance and acquisition of loans receivable	(21,437)	(44,096)
Collection of loans receivable	41,760	29,798
Proceeds from sale of loans receivable	19,318	—
Cash from consolidation of properties	473	—

Net cash provided by (used in) investing activities	67,447	(45,169)

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, continued)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities
Proceeds from mortgage loans payable	48,100	2,051
Principal payments of mortgage loans payable	(3,429)	(3,100)
Payment of secured financing	(23,770)	—
Proceeds from issuance of Series D Preferred Shares	—	77,715
Repayment of revolving line of credit	—	(40,000)
Restricted cash held in escrows	(2,823)	(21)
Deferred financing costs	(789)	(99)
Contribution from non-controlling interest	535	3,975
Distribution to non-controlling interest	—	(270)
Purchase of non-controlling interests	(150)	(400)
Issuance of Common Shares under Dividend Reinvestment Plan	234	268
Dividend paid on Common Shares	(10,734)	(10,740)
Dividend paid on Series D Preferred Shares	(2,787)	(3,712)

Net cash provided by financing activities	4,387	25,667

Net increase in cash and cash equivalents	88,450	3,007
Cash and cash equivalents at beginning of period	97,682	40,952

Cash and cash equivalents at end of period	$186,132	$43,959

Supplemental Disclosure of Cash Flow Information

Interest paid	$11,881	$7,072

Taxes paid	$119	$257

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$5,482	$5,373

Dividends accrued on Series D Preferred Shares	$2,786	$—

Capital expenditures accrued	$2,610	$1,474

Transfer from loans receivable	$—	$(2,938)

Transfer from preferred equity	$—	$(3,923)

Transfer to equity investment	$—	$6,861

Transfer to loan receivable	$—	$6,550

Transfer from equity investment	$—	$(12,400)

Transfer to additional paid-in capital	$—	$5,487

Transfer to non-controlling interests	$—	$363

Fair value of assets acquired	$62,208	$—

Fair value of liabilities assumed	$62,198	$—

Contribution to WRT-Elad One South State Equity L.P.	$865	$—

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in Winthrop’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated interim financial statements represent the consolidated results of Winthrop, its wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp., the Operating Partnership and all majority-owned subsidiaries and affiliates over which the Trust has financial and operating control and variable interest entities (“VIE”s) in which the Trust has determined it is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Trust accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Trust’s share of the earnings of these joint ventures and companies is included in consolidated net income.

Stock-Based Compensation

Pursuant to the Trust’s 2007 Long Term Stock Incentive Plan the Trust may, from time to time, issue stock-based compensation awards to certain eligible persons including those performing services for FUR Advisors LLC (“FUR Advisors”), the Trust’s external advisor. During the first six months of 2013, the Trust issued 600,000 restricted common shares of beneficial interest. See Note 16 for further discussion. The Trust accounts for this stock-based compensation in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Until the awards are no longer subject to forfeiture, the Trust measures stock-based compensation expense at each reporting date for any changes in fair value and recognizes the expense prorated for the portion of the requisite service period completed.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

Certain prior year balances of accounts receivable have been reclassified to accrued rental income in order to conform to the current year presentation. Discontinued operations for all periods presented in the Consolidated Statements of Operations include the operations of the Trust’s retail property in Denton, Texas which was disposed of in July 2013 and classified as held for sale at June 30, 2013 and the Trust’s office properties in Deer Valley, Arizona and Andover, Massachusetts which were disposed of in June 2013 and March 2013, respectively, and the Trust’s retail property in Memphis, Tennessee and its office property in Indianapolis, Indiana, both of which were disposed of in September 2012.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic
Income from continuing operations	$1,177	$2,562	$11,063	$9,609
Loss attributable to non-controlling interest	629	473	1,424	1,374
Preferred dividend of Series D Preferred Shares	(2,786)	(2,787)	(5,573)	(3,712)
Dividend of restricted shares	(98)	—	(114)	—

Income (loss) from continuing operations applicable to Common Shares	(1,078)	248	6,800	7,271
Income from discontinued operations	6,568	323	9,633	628
Allocation of undistributed earnings to Restricted Shares	—	—	(10)	—

Net income applicable to Common Shares for earnings per share purposes	$5,490	$571	$16,423	$7,899

Basic weighted-average Common Shares	33,037	33,064	33,032	33,058

Income (loss) from continuing operations	$(0.03)	$0.01	$0.21	$0.22
Income from discontinued operations	0.20	0.01	0.29	0.02

Earnings per Common Share - Basic	$0.17	$0.02	$0.50	$0.24

Diluted
Income (loss) from continuing operations	$1,177	$2,562	$11,063	$9,609
Loss attributable to non-controlling interest	629	473	1,424	1,374
Preferred dividend of Series D Preferred Shares	(2,786)	(2,787)	(5,573)	(3,712)
Amount allocated to restricted shares	(98)	—	(114)	—

Income from continuing operations applicable to Common Shares	(1,078)	248	6,800	7,271
Income from discontinued operations	6,568	323	9,633	628
Allocation of undistributed earnings to Restricted Shares	—	—	(10)	—

Net income applicable to Common Shares for earnings per share purposes	$5,490	$571	$16,423	$7,899

Basic weighted-average Common Shares	33,037	33,064	33,032	33,058
Stock options (1)	—	—	2	—
Restricted shares (2)	—	—	7	—

Diluted weighted-average Common Shares	33,037	33,064	33,041	33,058

Income (loss) from continuing operations	$(0.03)	$0.01	$0.21	$0.22
Income from discontinued operations	0.20	0.01	0.29	0.02

Earnings per Common Share - Diluted	$0.17	$0.02	$0.50	$0.24

(1)	The Trust’s outstanding stock options were dilutive for the three and six months ended June 30, 2013 and 2012. The weighted-average stock options for the three and six months ended June 30, 2012 was less than one thousand shares.
(2)	The Trust’s restricted stock was dilutive for the three and six months ended June 30, 2013.

For the quarter ended June 30, 2013, the Trust paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Preferred Share.

Recently Issued Accounting Standards

On February 5, 2013, FASB issued ASU No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting the reclassifications

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of significant amounts out of accumulated other comprehensive income. This guidance requires entities to present the effects on the line items of net income of significant reclassifications from accumulated other comprehensive income, either where net income is presented or in the notes, as well as cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The new disclosure requirements will be effective for annual reporting periods beginning on or after January 1, 2013. The new disclosures will be required for both interim and annual reporting. The Trust has evaluated this new guidance and its adoption did not have a material impact on its consolidated financial statements.

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

Recurring Measurements

The table below presents the Trust’s assets measured at fair value on a recurring basis as of June 30, 2013 according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Securities carried at fair value	$10,360	$—	$—	$10,360
Loan securities carried at fair value	—	—	226	226
Interest rate hedges	—	139	—	139

	$10,360	$139	$226	$10,725

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the six months ended June 30, 2013 and June 30, 2012 there were no transfers between Level 1 and Level 2 fair value assets and liabilities.

The table below includes a roll forward of the balance sheet amounts from January 1, 2013 to June 30, 2013 and from January 1, 2012 to June 30, 2012 including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities Carried at Fair Value	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Fair value, January 1	$11	$5,309
Net unrealized gain	215	76

Fair value, June 30	$226	$5,385

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$215	$76

Quantitative Information about Level 3 Fair Value Measurements

At June 30, 2013 the Trust held only one loan security which is valued at $226,000, or 20% of face value. The valuation reflects assumptions that would be considered by market participants along with management’s assessment of collectible future cash flows.

Non-Recurring Measurements

Non-recurring measurements of fair value of assets or liabilities would typically include investments in real estate, assets held for sale and equity investments. During the three and six months ended June 30, 2013 the Trust recognized an impairment charge of $154,000 on its Denton, Texas property which is included in assets held for sale. The Trust did not recognize any valuation adjustments as a result of non-recurring measurements for the three and six months ended June 30, 2012.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the quarter ended June 30, 2013 the Trust entered into a purchase and sale agreement on its Denton, Texas property. At June 30, 2013 the purchase deposit was non-refundable and it was probable that the sale would be consummated. As a result the property was classified as held for sale at June 30, 2013. A fair value measurement was prepared based on the purchase contract and $154,000 impairment charge was recorded at June 30, 2013.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows (in thousands):

	June 30, 2013
	Carrying Amount		Fair value hierarchy level
		Fair Value	Level 1	Level 2	Level 3

Loans receivable	$113,308	$124,636	—	—	$124,636
Mortgage loans payable	325,026	315,888	—	—	315,888
Senior notes payable	86,250	90,252	90,252	—	—
Secured financings	29,150	29,406	—	—	29,406
Notes payable	1,645	1,645	—	—	1,645

	December 31, 2012
	Amount		Fair value hierarchy level
		Fair Value	Level 1	Level 2	Level 3

Loans receivable	$211,250	$222,246	$—	$—	$222,246
Mortgage loans payable	280,576	270,923	—	—	270,923
Senior notes payable	86,250	89,183	89,183	—	—
Secured financings	52,920	53,253	—	—	53,253
Notes payable	1,676	1,676	—	—	1,676

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For these securities, during the three months ended June 30, 2013 and 2012, the Trust recognized net unrealized losses of $1,645,000 and $879,000, respectively. For the six months ended June 30, 2013 and 2012, the Trust recognized net unrealized gains of $73,000 and $4,217,000, respectively. The change in fair value of the REIT securities and loan securities for which the fair value option was elected is recorded as an unrealized gain or loss in the Trust’s Consolidated Statements of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents as of June 30, 2013 and December 31, 2012 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	June 30, 2013	December 31, 2012
Assets
Securities carried at fair value:
REIT common shares	$10,360	$19,694
Loan securities carried at fair value	226	11

	$10,586	$19,705

The table below presents as of June 30, 2013 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at June 30, 2013	Amount Due Upon Maturity	Difference
Assets
Loan securities carried at fair value	$226	$1,130	$904

	$226	$1,130	$904

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

Simultaneously with the modification of the loan, the Trust acquired, for $10,000, an indirect 49% equity interest in the property. As part of the transaction, the Trust acquired the general partner interest in the property. Management has determined that this entity is a variable interest entity (“VIE”) and that the Trust is the primary beneficiary of the VIE (see Note 18). As a result, the Trust has consolidated this property as of February 1, 2013. All intercompany transactions have been eliminated in consolidation. For segment reporting purposes, this investment will be classified within the operating properties segment as of February 1, 2013. Prior to consolidation, this investment was part of the loan assets segment.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the assets and liabilities of the consolidated property was calculated by an independent third party valuation firm and reviewed by management. The following table summarizes the provisional allocation of the aggregate purchase price of 1515 Market Street as of February 1, 2013 (in thousands):

	1515 Market Street
Land	$18,627
Building	23,159
Other improvements	73
Tenant improvements	1,407
Lease intangibles	14,943
Above market lease intangibles	2,867
Net working capital acquired	1,132
Below market lease intangibles	(620)
Other liabilities	(1,299)
Long term liabilities assumed	(60,279	) (1)

Net assets acquired	$10

(1)	Long term liabilities assumed as part of this transaction remain legally outstanding but are eliminated in consolidation with the Trust’s loan asset purchased on December 12, 2012.

Intangible assets acquired and intangible liabilities assumed for 1515 Market Street consisted of the following (in thousands):

	Carrying Value	Weighted Average Amortization Period (years)
Intangible assets:
In place lease intangibles	$6,542	6.2
Above market lease intangibles	2,867	5.8
Tenant relationship value	7,388	13.3
Lease commissions, legal and marketing fees	1,013	5.4

Total	$17,810	9.0

Intangible liabilities:
Below market lease intangibles	$(620)	4.2

For the three and six months ended June 30, 2013, 1515 Market Street contributed revenue of approximately $2,632,000 and $4,493,000, respectively, and contributed net income of approximately $576,000 and $1,072,000, respectively.

The accompanying unaudited pro forma information for the three and six months ended June 30, 2013 and 2012 is presented as if the consolidation of 1515 Market Street on February 1, 2013 had occurred on January 1, 2012. This unaudited pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of operations of the Trust would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro forma (unaudited)	For the Three Months Ended		For the Six Months Ended
(In thousands, except for per share data)	June 30,		June 30,
	2013	2012	2013	2012

Total revenue	$19,230	$17,027	$40,660	$39,762
Consolidated net income	7,745	2,885	20,664	10,581
Net income attributable to Winthrop Realty Trust	8,374	3,358	22,361	12,547
Per common share data - basic	0.17	0.02	0.51	0.27
Per common share data - diluted	0.17	0.02	0.51	0.27

Deer Valley – property sale - On June 11, 2013 the Trust sold its Deer Valley, Arizona property to an independent third party for gross sale proceeds of $20,500,000. After costs and pro-rations, the Trust received net proceeds of approximately $19,585,000 and recorded a gain of $6,752,000 on the sale of the property. The results of operations for this property have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Loan Asset Activity:

Fenway Shea – loan payoff - On June 14, 2013 the $2,250,000 loan collateralized by the property located at Shea Blvd in Phoenix, Arizona was paid off in full at par. There was no gain or loss recognized on the payoff.

Atrium Mall LLC – joint venture loan acquisition - On June 20, 2013 the Trust, through a newly formed 50-50 joint venture with Marc Realty, acquired a non-performing $10,650,000 mortgage loan for $6,625,000. In addition, the joint venture paid $1,137,000 to fund escrows at the closing. The Trust invested a total of $3,935,000 in this venture during the quarter ended June 30, 2013 and will account for this investment using the equity method. The loan was in maturity default at the time of acquisition and was acquired with the intention of foreclosing or working out a consensual assignment with the borrower. The loan is collateralized by a leasehold interest in the Atrium Mall in Chicago, Illinois. The leasehold interest is for 71,000 square feet of commercial/retail space that comprises the bottom three floors of an office building known as the James R Thompson building which lease expires in September 2014 with six automatic five-year extensions which are exercisable at the lessee’s option. The building is owned by the State of Illinois. See “Note 18-Subsequent Events”.

Financing Activity:

Recourse Secured Financings – loan payments - During the three and six months ended June 30, 2013, several of the condominium units collateralizing the Queensridge loan receivable were sold resulting in payments to the Trust of approximately $14,960,000 and $25,077,000, respectively. The Trust made corresponding pay downs of $13,653,000 and $23,770,000, respectively on its recourse debt with KeyBank which fully satisfied the Trust’s debt at June 30, 2013.

1515 Market Street – new first mortgage - On April 25, 2013 the entity that holds title to the property located at 1515 Market Street in Philadelphia, Pennsylvania (the “1515 Market Owner”) obtained a $43,000,000 non-recourse first mortgage loan (“First Mortgage”) from an unaffiliated third party. The First Mortgage bears interest at LIBOR plus 2.0% per annum, requires monthly payments of interest only and matures on May 1, 2016. On the same date, the Trust entered into an interest rate swap agreement which effectively fixes LIBOR at 0.50% for the term of the First Mortgage. The Trust, which held the mortgage loan (“Original Mortgage”) collateralized by the property at the time of the closing of the First Mortgage, received $38,472,000 of loan proceeds from the First Mortgage financing which reduced the balance on the Original Mortgage to $33,157,000. The Original Mortgage is now subordinate to the First Mortgage, bears interest at an effective rate of 12.9% per annum and is secured by a second mortgage on the property. The Trust’s investment in the Original Mortgage has been reduced to $21,098,000 resulting in an effective interest rate on the Trust’s cash investment in this asset of 19.6%. Due to the Trust’s ownership of a 49% interest, including the general partner interest, in the 1515 Market Owner and an additional 40% profits participation interest in the property, the Trust consolidates the operation of this property and the Original Mortgage, and all intercompany transactions are eliminated in consolidation.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Churchill – financing - On June 28, 2013 the Trust obtained a $5,100,000 first mortgage on its Churchill, Pennsylvania property. The loan bears interest at a rate of 3.5% per annum, requires monthly payments of principal and interest and matures on August 1, 2024. After closing costs, the Trust received net proceeds of approximately $4,922,000.

5.	Loans Receivable

The following table summarizes the Trust’s loans receivable at June 30, 2013 and December 31, 2012 (in thousands):

			Carrying Amount		Contractual Maturity Date
Description	Loan Position	Stated Interest Rate	June 30, 2013	December 31, 2012

Hotel Wales	Whole Loan	LIBOR + 4.0% (2)	$20,097	$20,101	10/05/13 (5)
Renaissance Walk	Mezzanine	LIBOR + 12.0% (3)	3,000	3,000	01/01/14
The Shops at Wailea	B-Note	6.15%	5,796	5,376	10/06/14
Legacy Orchard (1)	Corporate Loan	15.0%	9,750	9,750	10/31/14
Queensridge	Whole Loan	LIBOR + 11.5% (4)	13,863	39,170	11/15/14
San Marbeya	Whole Loan	5.88%	27,502	27,149	01/01/15
Playa Vista	Mezzanine	LIBOR + 14.25% (4)	10,322	—	01/23/15
Churchill (1)	Whole Loan	LIBOR + 3.75%	683	683	06/01/15
Rockwell	Mezzanine	12.0%	364	323	05/01/16
500-512 7th Ave	B-Note	7.19%	10,019	10,009	07/11/16
Pinnacle II	B-Note	6.31%	4,648	4,652	09/06/16
Poipu Shopping Village	B-Note	6.62%	1,999	1,948	01/06/17
Wellington Tower	Mezzanine	6.79%	2,754	2,687	07/11/17
Mentor Building	Whole Loan	10.0%	2,511	2,512	09/10/17
1515 Market	Whole Loan	(6)	—	58,650	(6)
127 West 25th Street	Mezzanine	—	—	8,687	(7)
180 N. Michigan	Mezzanine	—	—	5,237	(7)
Fenway Shea (1)	Whole Loan	—	—	2,273	(7)
The Disney Building	B-Note	—	—	9,043	(8)

			$113,308	$211,250

(1)	The Trust determined that certain loans receivable are variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.
(2)	LIBOR floor of 3%.
(3)	LIBOR floor of 2%.
(4)	LIBOR floor of 0.5%.
(5)	The borrower has a one year extension option and has given notice of their intention to exercise the option. The Trust is reviewing the borrower’s financial covenants and expects the extension to be granted.
(6)	This loan was in maturity default at the time of acquisition. The loan was modified on February 1, 2013. The Trust consolidates the operations of the borrower entity and the loan receivable is eliminated in consolidation.
(7)	The loans were satisfied at par during the six months ended June 30, 2013.
(8)	The loan was sold during the six months ended June 30, 2013.

The carrying amount of loans receivable includes accrued interest of $640,000 and $1,016,000 at June 30, 2013 and December 31, 2012, respectively, and cumulative accretion of $4,004,000 and $2,527,000 at June 30, 2013 and December 31, 2012, respectively.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2013 and December 31, 2012, the Trust’s loans receivable have unamortized discount totaling $5,861,000 and $9,865,000, respectively.

The weighted average coupon as calculated on the par value of the Trust’s loans receivable was 7.09% and 7.65% and the weighted average yield to maturity as calculated on the carrying value of the Trust’s loan receivable was 11.86% and 11.43% at June 30, 2013 and December 31, 2012, respectively.

Playa Vista - On January 24, 2013 the Trust originated a $20,500,000 mezzanine loan collateralized by a 260,000 square foot office campus in the Los Angeles, California area. The loan is subordinate to an $80,300,000 mortgage loan, matures January 23, 2015, bears interest at LIBOR plus 14.25% per annum, with a 0.5% LIBOR floor and requires payments of interest only at a rate of 8.25% with the remaining interest being accrued and added to principal. In connection with the origination, the borrower paid to the Trust an origination fee of $205,000. On March 1, 2013 the Trust sold a 50% pari passu participation interest in the loan for $10,250,000 and gave the transferee a credit of $100,000 from the initial loan origination. No gain or loss was recognized on the sale of the interest.

The San Marbeya, Hotel Wales and Queensridge loans receivable are part of secured financing transactions, with recourse and non-recourse financings at June 30, 2013. The Trust had outstanding non-recourse secured financings related to the San Marbeya and Hotel Wales loans receivable in the amount of $29,150,000 at June 30, 2013 and December 31, 2012. The Trust had recourse secured financings related to the Queensridge loan receivable in the amount of $23,770,000 at December 31, 2012. As of June 30, 2013 the Trust has fully repaid the recourse secured financing related to the Queensridge loan receivable. No other loans receivable are part of secured financing transactions at June 30, 2013. Please see Note 8 for additional disclosures regarding the Trust’s secured financings.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

Six Months Ended June 30, 2013

Balance at January 1, 2013	$211,250
Purchase and advances	22,314
Interest (received) accrued, net	(376)
Repayments/ Sale proceeds	(61,078)
Elimination of 1515 Market	(60,279)
Loan discount accretion	1,477
Discount accretion received in cash	—

Balance at June 30, 2013	$113,308

The following table summarizes the Trust’s interest, dividend and discount accretion income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	2013	2012	2013	2012

Interest on loan assets	$3,447	$2,746	$7,901	$5,145
Accretion of loan discount	761	2,726	1,477	5,559
Interest and dividends on REIT securities	100	306	250	592

Total interest, dividends, and discount accretion	$4,308	$5,778	$9,628	$11,296

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The table below summarizes the Trust’s loans receivable by internal credit rating at June 30, 2013 and December 31, 2012 (in thousands, except for number of loans):

	June 30, 2013		December 31, 2012
Internal Credit Quality	Number of Loans	Carrying Value of Loans Receivable	Number of Loans	Carrying Value of Loans Receivable

Greater than zero	13	$102,986	18	$211,250
Equal to zero	1	10,322	—	—
Less than zero	—	—	—	—

	14	$113,308	18	$211,250

Non-Performing Loans

The Trust considers a loan to be non-performing and places loans on non-accrual status at such time as management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. If and when a loan is brought back into compliance with its contractual terms, the Trust will resume accrual of interest. As of June 30, 2013 and December 31, 2012, there were no non-performing loans and no past due payments. The Trust did not record any provision for loan loss for the three and six months ended June 30, 2013.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Securities Carried at Fair Value

Securities carried at fair value are summarized in the table below (in thousands):

	June 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value

REIT Common shares	$8,920	$10,360	$15,876	$19,694

Loan securities	161	226	161	11

	$9,081	$10,586	$16,037	$19,705

During the three and six months ended June 30, 2013, securities carried at fair value were sold for total proceeds of approximately $0 and $9,090,000, respectively. The Trust recorded a loss on these sales of approximately $0 and $102,000, respectively, in the three and six months ended June 30, 2013.

During the three and six months ended June 30, 2012, securities carried at fair value were sold for total proceeds of approximately $312,000 and $4,614,000, respectively. The Trust recorded a gain on these sales of approximately $15,000 and $41,000, respectively, in the three and six months ended June 30, 2012.

For purpose of determining gains or losses, the cost of securities is based on specific identification. For the three months ended June 30, 2013 and 2012, the Trust recognized net unrealized losses on securities carried at fair value and loan securities carried at fair value of $1,645,000 and $879,000, respectively as the result of the change in fair value of the financial assets for which the fair value option was elected. For the six months ended June 30, 2013 and 2012, the Trust recognized net unrealized gains on securities carried at fair value and loan securities carried at fair value of $73,000, and $4,217,000, respectively.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Equity Investments

The Trust’s carrying amounts in its equity investments consist of the following at June 30, 2013 and December 31, 2012 (in thousands):

Venture Partner	Equity Investment	Nominal % Ownership at June 30, 2013	June 30, 2013	December 31, 2012

VHH LLC (1)	Vintage Housing LLC	75.0%	$32,886	$30,534
Elad Canada Ltd	WRT-Elad One South State Equity LP	50.0%	—	460
Elad Canada Ltd	WRT-Elad One South State Lender LP	50.0%	23,614	24,644
Mack-Cali	WRT-Stamford LLC	20.0%	8,773	8,501
Atrium/Northstar	10 Metrotech Loan LLC	33.3%	10,845	10,845
Atrium Holding	RE CDO Management LLC	50.0%	1,061	1,779
Freed	Mentor Retail LLC	49.9%	584	551
Inland	Concord Debt Holdings LLC	33.3%	—	—
Inland	CDH CDO LLC	24.8%	—	—
Inland (2)	Concord Debt Holdings LLC	33.3%	3,932	3,974
Inland (2)	CDH CDO LLC	24.8%	1,079	322
Sealy (1)	Northwest Atlanta Partners LP	60.0%	7,871	8,104
Sealy (1)	Newmarket GP LLC	68.0%	—	—
Sealy (1)	Airpark Nashville GP	50.0%	—	—
Marc Realty (1)	Brooks Building LLC	50.0%	8,049	7,983
Marc Realty (1)	High Point Plaza LLC	50.0%	2,175	2,241
Marc Realty (1)	1701 Woodfield LLC	50.0%	2,036	1,977
Marc Realty (1)	Enterprise Center LLC	50.0%	2,471	2,679
Marc Realty (1)	Atrium Mall LLC	50.0%	3,935	—
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	10	—
New Valley/Starwood	Socal Office Portfolio Loan LLC	73.0%	—	8
New Valley/Witkoff	701 7th WRT Investors LLC	60.9%	30,602	28,735
Fenway	WRT-Fenway Wateridge LLC	50.0%	1,722	1,522

			$141,645	$134,859

(1)	The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the economic performance of the VIEs.
(2)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reflects the activity of the Trust’s equity investments for the period ended June 30, 2013 (in thousands):

Investment	Balance at December 31, 2012	Contributions	Equity Income (loss)	Distributions	Sales Price		Balance at June 30, 2013

Vintage Housing LLC (2)	$30,534	$—	$4,617	$(2,265)	$—		$32,886
WRT-Elad One South State Equity LP (2)	460	865	(1,325)	—	—		—
WRT-Elad One South State Lender LP (2)	24,644	—	1,935	(2,965)	—		23,614
WRT-Stamford LLC	8,501	—	445	(173)	—		8,773
10 Metrotech LLC	10,845	—	608	(608)	—		10,845
RE CDO Management LLC	1,779	—	3,761	(4,479)	—		1,061
Mentor Retail LLC	551	—	33	—	—		584
Concord Debt Holdings LLC	—	—	71	(71)	—		—
CDH CDO LLC	—	—	150	(137)		(13)	—
701 7th WRT Investors LLC (3)	28,735	1,742	1,320	(1,195)	—		30,602
WRT-Fenway Wateridge LLC (2)	1,522	117	83	—	—		1,722
CDH CDO LLC (1)	322	—	907	(137)		(13)	1,079
Sealy	8,104	—	(233)	—	—		7,871
Marc Realty	14,880	—	9	(158)			14,731
Atrium Mall LLC	—	3,935	—	—	—		3,935
WRT-ROIC Lakeside Eagle LLC	—	25	(15)	—	—		10
SoCal Office Portfolio Loan LLC	8	—	(2)	(6)	—		—
Concord Debt Holdings LLC (1)	3,974	—	29	(71)	—		3,932

Total	$134,859	$6,684	$12,393	$(12,265)	$(26)		$141,645

(1)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.
(2)	The Trust has elected to report its share of earnings from the investment on a one month lag period.
(3)	The Trust has elected to report its share of earnings from the investment on a three month lag period.

The Trust has determined that the fair value of certain of its investments in the Marc Realty ventures marginally exceed their carrying values. The Sealy Northwest Atlanta venture has a carrying value that is above the current fair value. Management believes that the decline in value is temporary. While this venture continues to aggressively market available space for lease and work with existing tenants for lease renewal, which has resulted in an increase in occupancy from 70% at December 31, 2012 to 72% at June 30, 2013, declines in occupancy could cause impairment of this venture that could be material.

WRT-Elad - The Trust holds its mezzanine loan interest in Sullivan Center through WRT-Elad One South State Lender LP (“Lender LP”) and its profits participation interest through WRT-Elad One South State Equity LP (“Equity LP”). On February 18, 2013, a forbearance agreement was entered into whereby Lender LP agreed to forbear from exercising its rights under the loan documents with respect to the borrower’s failure to pay debt service for the period from December 2012 through October 2013. To the extent such debt service is not paid, debt service will accrue and be added to the outstanding principal balance of the mezzanine loan on each applicable monthly payment date. In exchange for the forbearance, Equity LP’s future interest in the property increased by 5% to 70%, with a corresponding decrease in the borrower’s general partner’s interest. In consideration for the forbearance the borrower is required to pay a $1,400,000 fee to Lender LP on or prior to November 9, 2013. If the $1,400,000 is not paid, in lieu of payment, then Equity LP’s indirect future interest in the property will increase by an additional 6% with a corresponding decrease to the general partner’s interest.

There is a basis differential of $11,719,000 between the Trust’s carrying value of its investments in WRT-Elad One South State Equity LP and the basis reflected at the joint venture level, which is amortized over the life of the related assets. The basis differential primarily relates to a bargain purchase gain recognized at the joint venture level upon acquisition.

Concord - On February 25, 2013, the Trust sold for $25,000 a 17% interest in the equity of CDH CDO LLC, exclusive of the interest in the entity that holds the collateral management agreement of CDH CDO, to Inland American. The sale of the

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

There is a basis differential on the Concord Debt Holdings and CDH CDO LLC interests acquired from Lexington of $5,288,000. This basis differential was a result of the purchase price exceeding the book basis at the venture level for the acquired interest.

RE CDO Management - On February 20, 2013 the venture sold its subordinated interests in Sorin CDO III for $2,750,000 and transferred the Sorin CDO III collateral management agreement for $0. On March 8, 2013 the venture sold its C Tranche subordinated interests in Sorin CDO IV for $6,240,000. As a result of the sales, the Trust received distributions of approximately $4,416,000 in the aggregate. The Trust’s share of the gain has been recorded as equity in earnings of this equity investment.

Sealy - On May 30, 2013 the Trust contributed its interest in Newmarket GP LLC and its interest in Airpark Nashville GP to WRT-TRS Management Corp its wholly owned taxable REIT subsidiary. The Trust’s carrying value of both investments was zero at the time of the contributions and the transaction had no effect on the financial statements of the Trust.

New joint venture investment- The Trust has made a new investment during the quarter ended June 30, 2013 in Atrium Mall LLC that is discussed in Note 4.

The summarized balance sheets of the Trust’s Vintage Housing venture is as follows (in thousands):

	June 30, 2013	December 31, 2012
ASSETS
Real estate, net	$351,320	$340,666
Cash and cash equivalents	6,002	6,555
Receivables and other assets	78,468	68,559

Total Assets	$435,790	$415,780

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage and notes payable	$314,844	$298,654
Other liabilities	50,963	53,687
Non-controlling interests	18,976	15,997
Members’ Capital	51,007	47,442

Total Liabilities and Members’ Capital	$435,790	$415,780

Carrying value of the Trust’s investment in Vintage Housing	$32,886	$30,534

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The summarized statements of operations of the Trust’s Vintage Housing venture is as follows (in thousands):

	For the Three Month Period Ended June 30, 2013	For the Three Month Period Ended June 30, 2012	For the Six Month Period Ended June 30, 2013	For the Six Month Period Ended June 30, 2012

Total revenue	$10,824	$11,448	$21,403	$20,600

Expenses
Operating	4,486	4,292	9,303	7,996
Real estate taxes	113	134	269	303
Interest	542	1,651	995	3,321
Depreciation and amortization	244	3,324	691	5,627
Other expenses	1,371	1,544	2,723	2,725

Total expenses	6,756	10,945	13,981	19,972

Net income	4,068	503	7,422	628
Loss attributable to non-controlling interests	745	358	723	762

Net income attributable to VHH	$4,813	$861	$8,145	$1,390

Trust’s share of net income	$2,696	$595	$4,617	$934

The Trust records its investments in Vintage Housing LLC on a one month lag, therefore, amounts in the Trust’s financial statements for the period ended June 30, 2013 are based on balances and results from Vintage Housing LLC for the period ended May 31, 2013.

The summarized balance sheets of the Trust’s RE CDO Management venture is as follows (in thousands):

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$156	$123
Loan receivable (1)	1,050	1,070
Receivables and other assets	933	2,400

Total Assets	$2,139	$3,593

LIABILITIES AND MEMBERS’ CAPITAL
Other liabilities	$18	$36
Members’ Capital	2,121	3,557

Total Liabilities and Members’ Capital	$2,139	$3,593

Carrying value of the Trust’s investments in RE CDO Management	$1,061	$1,779

(1)	The one remaining loan receivable is accounted for using the cost recovery method.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The summarized statement of operations of the Trust’s RE CDO Management venture is as follows (in thousands):

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Expenses
General and administrative	$59	$87	$117	$194
Other expenses	13	33	1,432	65

Total expenses	72	120	1,549	259

Other income:
Gain on sale of investment	—	—	8,940	—
Other income	55	152	131	313

Total other income	55	152	9,071	313

Net income (loss)	$(17)	$32	$7,522	$54

Trust’s share of net income (loss)	$(9)	$17	$3,761	$28

8.	Debt

Mortgage Loans Payable

The Trust had outstanding non-recourse mortgage loans payable of $325,026,000 and $280,576,000 at June 30, 2013 and December 31, 2012, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Trust’s mortgage loans payable at June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

Location of Collateral	Maturity		Spread Over LIBOR (1)		Interest Rate at June 30, 2013	June 30, 2013	December 31, 2012

Amherst, NY	Oct 2013	(2)	—		5.65%	$14,985	$15,225
Memphis, TN	Aug 2014		Libor + 2.5	% (3)	3.00%	13,267	13,408
Lisle, IL	Oct 2014		Libor + 2.5	% (4)	2.69%	5,752	5,752
Chicago, IL	Apr 2015		—		6.25%	8,659	8,700
Chicago, IL	Mar 2016		—		5.75%	20,025	20,200
Houston, TX	Apr 2016		—		6.09%	49,695	52,052
New York, NY	May 2016		Libor + 2.5	% (5)	3.50%	51,982	51,982
Philadelphia, PA	May 2016		Libor + 2.0	% (6)	2.50%	42,922	—
Greensboro, NC	Aug 2016		—		6.22%	14,939	15,139
Lisle, IL	Mar 2017		—		5.55%	5,506	5,543
Cerritos, CA	Jan 2017		—		5.07%	23,163	23,184
Orlando, FL	Jul 2017		—		6.40%	37,283	37,580
Plantation, FL	Apr 2018		—		6.45%	10,748	10,811
Meriden, CT	Oct 2022		—		3.95%	21,000	21,000
Churchill, PA (7)	Aug 2024		—		3.50%	5,100	—

						$325,026	$280,576

(1)	The one-month LIBOR rate at June 30, 2013 was 0.19465%.
(2)	The loan was fully satisfied on July 26, 2013.
(3)	The loan has a LIBOR floor of 0.5% and an interest rate cap which caps LIBOR at 0.5%.
(4)	The loan has an interest rate cap which caps LIBOR at 1%.
(5)	The loan has a LIBOR floor of 1% and an interest rate cap which caps LIBOR at 1.75%.
(6)	The loan has an interest rate swap which effectively fixes LIBOR at 0.5%.
(7)	The loan was obtained on June 28, 2013. See Note 4 for details on this transaction.

Non-Recourse Secured Financing

The Trust’s non-recourse secured financings at June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

					Carrying Value
Collateral	Maturity	Spread Over LIBOR/Prime		Interest Rate at June 30, 2013	June 30, 2013	December 31, 2012
Hotel Wales Loan	Oct 2013	LIBOR plus 1.25	% (1)	4.25%	$14,000	$14,000
San Marbeya Loan	Jan 2015	—		4.85%	15,150	15,150

					$29,150	$29,150

(1)	The loan has a LIBOR floor of 3%.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recourse Secured Financing

The Trust’s recourse secured financing was repaid in full at June 30, 2013. Details of the recourse secured financing are as follows (in thousands):

				Carrying Value
Collateral	Maturity	Spread Over LIBOR/Prime	Interest Rate at June 30, 2013	June 30, 2013	December 31, 2012

Queensridge Loan	Nov 2014	LIBOR plus 4%	N/A	$—	$23,770

				$—	$23,770

Notes Payable

In conjunction with the loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bears interest at 6.6996% per annum and requires monthly interest payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property after the Trust receives a 9.0% priority return on its capital, during a specified time period as defined in the loan modification document. As of June 30, 2013, the carrying value of the participating B Note was $845,000 which approximates fair value. The inputs used in determining the estimated fair value of the Trust’s Notes Payable are categorized as Level 3 in the fair value hierarchy. See Note 18 for additional information regarding this property.

On October 15, 2012, 5400 Westheimer LP, an entity in which the Trust holds an interest and consolidates, executed a note payable to its partners in the amount of $1,600,000. The note bears interest at 15% per annum and matures on October 15, 2022. Since the Trust holds 50% of the loan, $800,000 of the note payable and associated interest is eliminated in consolidation for accounting purposes. The balance of the note as of June 30, 2013 was $800,000 which approximates fair value.

9.	Revolving Line of Credit

The Trust has a revolving line of credit in the principal amount of $50,000,000 which bears interest at LIBOR plus 3% and has a maturity date of March 3, 2014 with an option to extend the maturity date to March 3, 2015. The Trust must comply with financial covenants on an ongoing basis. The covenants are tested as of the end of each quarter based upon results for that quarter. The Trust was in compliance of its financial covenants under its revolving line of credit as of June 30, 2013.

The revolving line of credit is collateralized by certain approved assets and since it is recourse to the Trust it is effectively collateralized by all of the Trust’s assets. The revolving line of credit requires monthly payments of interest only. To the extent that the amounts outstanding under the facility are in excess of the borrowing base (as calculated per the terms of the loan agreement), the Trust is required to make a principal payment to reduce such excess. The Trust may prepay from time to time without premium or penalty and re-borrow amounts prepaid.

The outstanding balance under the facility was $0 at June 30, 2013 and December 31, 2012. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $44,000 and $87,000, respectively, for the three and six months ended June 30, 2013, and approximately $43,000 and $62,000 for the three and six months ended June 30, 2012, respectively.

10.	Senior Notes Payable

In August 2012 the Trust issued a total $86,250,000 of its 7.75% Senior Notes (the “Senior Notes”) at an issue price of 100% of par value. The Trust received net proceeds of approximately $83,228,000, after deducting the underwriting discounts, commissions and offering expenses.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Senior Notes mature on August 15, 2022 and bear interest at the rate of 7.75% per year, payable quarterly in arrears commencing November 15, 2012. The Trust may redeem the Senior Notes, in whole or in part, at any time or from time to time on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

The Senior Notes rank senior to all of the Trust’s future indebtedness that by its terms is expressly subordinate to the Senior Notes, effectively making the Senior Notes senior to all of the Trust’s existing and future unsecured senior indebtedness to the extent of the collateral securing the Senior Notes and pari passu thereafter. The Senior Notes are structurally subordinated to all of the existing and future liabilities of Winthrop’s subsidiaries, including the Operating Partnership, but will have a security interest in the promissory note of the Operating Partnership to the Trust, which promissory note is pari passu with all existing and future unsecured senior indebtedness of the Operating Partnership.

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change, if any, in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2013 interest rate caps and swaps were used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses, both at its inception and on an ongoing basis, whether the hedging instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedges designated and qualifying as cash flow hedges totaling $131,000 and $130,000 for the three and six months ended June 30, 2013, and $25,000 and $57,000 of comprehensive loss for the three and six months ended June 30, 2012, respectively.

The table below presents information about the Trust’s interest rate caps and interest rate swaps that are included on the consolidated balance sheet that were designated as cash flow hedges of interest rate risk at June 30, 2013 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge in Other Comprehensive Income	Unrealized Gain on Hedge in Other Comprehensive Income	Change in Hedge Valuations Included in Other Comprehensive Income for the Six Months Ended June 30, 2013

Aug 2014	0.50%	$13,337	$22	$(1)	$—	$—
May 2016	0.50%	$42,922	$—	$132	$132	$132

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about the Trust’s interest rate caps that were not designated as cash flow hedges (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value	Change in Cap Valuations Included in Interest Expense for the Six Months Ended June 30, 2013

May 2013	1.25%	$51,982	$196	$—	$—
May 2014	1.75%	51,982	434	—	—
Oct 2014	1.00%	5,754	174	1	—

12.	Non-controlling Interests

Houston, Texas Operating Property – During the first quarter of 2013, a wholly-owned subsidiary of the Trust acquired a quarter-unit limited partner interest, representing 1% of Westheimer Holding LP (“Westheimer”), for a purchase price of $75,000. The Trust accounted for this purchase as an equity transaction recording the difference in the $127,000 carrying value of the acquired non-controlling interest and the purchase price as a $52,000 increase in paid-in capital. During the second quarter of 2013, the wholly-owned subsidiary acquired an additional 1% interest in Westheimer for a purchase price of $75,000. The Trust accounted for this purchase as an equity transaction recording the difference in the $126,000 carrying value of the acquired non-controlling interest and the purchase price as a $51,000 increase in paid-in capital. As a result, the Trust now owns 32% of Westheimer.

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

The changes in the Trust’s ownership interest in the subsidiaries impacted consolidated equity during the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income attributable to Winthrop Realty Trust	$8,374	$3,358	$22,120	$11,611

Increase (decrease) in Winthrop Realty Trust paid in capital adjustments from transaction with non-controlling interest	51	(5,487)	103	(5,695)

Changes from net income attributable to Winthrop Realty Trust and transfers (to) from non-controlling interest	$8,425	$(2,129)	$22,223	$5,916

13.	Discontinued Operations

During 2012 the Trust’s net lease retail property in Memphis, Tennessee and its office property in Indianapolis, Indiana were sold and are included in discontinued operations. During 2013 the Trust’s office properties located in Deer Valley, Arizona

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and Andover, Massachusetts were sold and are included in discontinued operations for all periods presented. Also during 2013 the Trust’s retail property in Denton, Texas went under contract with a non-refundable deposit and was classified as a held for sale asset as of June 30, 2013.

Results for discontinued operations for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues	$468	$1,416	$1,414	$2,755
Operating expenses	(341)	(558)	(647)	(1,073)
Interest expense	—	(64)	—	(129)
Depreciation and amortization	(157)	(471)	(507)	(925)
Gain on sale of assets	6,752	—	9,527	—
Impairment loss	(154)	—	(154)	—

Income from discontinued operations	$6,568	$323	$9,633	$628

14.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 450 W 14th Street property, 701 Seventh Avenue investment and 1515 Market Street loan which total approximately $42,815,000 at June 30, 2013. The Trust has a ground lease related to its property located at 450 W 14th Street, New York, New York which expires on June 1, 2053. As of June 30, 2013, in connection with the ground lease, the Trust has commitments of $657,000; $1,405,000; $1,463,000; $1,592,000; $1,656,000 and $109,419,000 for the years ended December 31, 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

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

In connection with the settlement agreement entered into on September 30, 2011 with CBS Corporation (“CBS”), the Trust was required to market the Churchill, Pennsylvania property for sale and to the extent the property was sold or the Trust received a responsible offer as defined in the settlement agreement from a credit worthy third party in an amount in excess of $6,500,000, net of closing costs, the Trust is required to pay to CBS the sum of 50% of such net proceeds in excess of $6,500,000. In this regard, the Trust received an offer on the portion of the property leased to Westinghouse Electric Company LLC which would have resulted in net proceeds in excess of $6,500,000. The Trust did not pursue the sale of the property and at June 30, 2013 recorded a payable in the amount of $134,000 representing the 50% excess due to CBS. If certain conditions, which are not considered probable as of June 30, 2013, are met in the future, the Trust could be liable to pay an additional contingent fee of approximately $340,000.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Related-Party Transactions

FUR Advisors - The activities of the Trust are administered by FUR Advisors pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. FUR Advisors is entitled to receive a base management fee of 1.5% of equity as defined in the Advisory Agreement and in certain instances, a termination fee and/or an incentive fee in accordance with the terms of the Advisory Agreement. In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees subject to the approval of the independent Trustees of the Trust.

The following table sets forth the fees and reimbursements paid by the Trust for the three and six months ended June 30, 2013 and 2012 to FUR Advisors and Winthrop Management L.P. (“Winthrop Management”) (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Base Asset Management	$2,291	$2,298	$4,557	$4,325
Property Management	309	133	591	249
Construction Management	138	32	269	32

	$2,738	$2,463	$5,417	$4,606

Base Asset Management Fee - Effective January 1, 2012, the Advisory Agreement was amended to reflect the redemption of the Series B-1 Preferred Shares and Series C Preferred Shares and the issuance of the Series D Preferred Shares. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by unaffiliated third parties to a venture managed by the Trust.

Property Management and Construction Management - Winthrop Management, an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Winthrop Management receives a property management fee and construction management fee pursuant to the terms of individual property management agreements. Construction management fees are capitalized in accordance with GAAP.

At June 30, 2013 $2,291,000 payable to FUR Advisors and $367,000 payable to Winthrop Management were included in related party fees payable.

16.	Restricted Share Grants

On February 1, 2013 the Board approved the issuance of 600,000 shares of Restricted Common Shares (“Restricted Shares”) to the Trust’s Advisor, 500,000 of which were subject to the approval of the shareholders to the increase in the number of shares issuable under the Trust’s 2007 Stock Option Plan (the “SOP”). The initial 100,000 Restricted Shares were issued on February 28, 2013. At the May 21, 2013 annual shareholders meeting the increase in shares issuable under the SOP from 100,000 to 1,000,000 was approved by the requisite number of shareholders and the remaining 500,000 shares were issued on May 28, 2013. The Restricted Shares are subject to forfeiture through December 31, 2017. Except in limited circumstances, if the holder of the Restricted Shares does not remain in continuous employment with FUR Advisors or its affiliate through December 31, 2017 (the “Forfeiture Period”), all of their rights to the Restricted Shares and the associated dividends held in escrow will be forfeited. Dividends will be paid on the issued Restricted Shares in conjunction with dividends on Common Shares not issued under the SOP. However, the recipients of the Restricted Shares will only receive dividends as if the shares vested quarterly over the Forfeiture Period, with the remaining dividends to be placed into escrow and paid to the holders at the expiration of the Forfeiture Period.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Until the awards are no longer subject to forfeiture, the Trust measures stock-based compensation expense at each reporting date for any changes in fair value and recognizes the expense prorated for the portion of the requisite service period completed. Accordingly, the Trust recognized $168,000 and $211,000 in non-cash compensation expense for the three and six months ended June 30, 2013. As of June 30, 2013 there were no forfeitures of Restricted Shares.

17.	Reportable Segments

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

The following table summarizes the Trust’s assets by business segment for the periods ended June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012

Assets
Operating properties	$603,822	$562,822
Loan assets	143,655	239,534
REIT securities	10,360	19,694
Corporate
Cash and cash equivalents	186,132	97,682
Restricted cash	2,802	—
Accounts receivable and prepaids	670	336
Deferred financing costs	2,869	3,095

Total Assets	$950,310	$923,163

Capital Expenditures
Operating Properties	$2,552	$12,417

The Trust and its management assess and measure segment operating results and allocate resources based on a performance measure referred to as operating income. Operating income for each segment is presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense).

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Operating Properties
Rents and reimbursements	$15,593	$11,841	$30,101	$23,042
Operating expenses	(4,892)	(3,355)	(9,650)	(7,530)
Real estate taxes	(1,659)	(884)	(2,542)	(2,003)
Equity in earnings of preferred equity investment in Fenway-Wateridge	185	—	387	—
Equity in loss of Sealy Northwest Atlanta	(87)	(108)	(233)	(164)
Equity in loss of Sealy Newmarket	—	(745)	—	(1,467)
Equity in income (loss) of Marc Realty investment	69	3	9	(344)
Equity in income (loss) of WRT-Elad	167	(28)	610	515
Equity in income of Vintage	2,696	595	4,617	934
Equity in income of 701 Seventh Avenue	623	—	1,320	—
Equity in income of Fenway-Wateridge	47	—	83	—
Equity in income of Mentor	16	6	33	6
Equity in income of F-II Co-invest	—	232	—	232

Operating properties operating income	12,758	7,557	24,735	13,221
Depreciation and amortization expense	(4,950)	(4,008)	(9,840)	(7,273)
Interest expense	(4,234)	(3,034)	(7,859)	(6,132)
Settlement expense	(134)	—	(134)	—

Operating properties net income (loss)	3,440	515	6,902	(184)

Loan Assets
Interest income	3,447	2,746	7,901	5,145
Discount accretion	761	2,726	1,477	5,559
Unrealized gain (loss) on loan securities carried at fair value	215	(88)	215	76
Equity in income of ROIC Riverside	—	234	—	468
Equity in loss of ROIC Lakeside Eagle	(2)	(4)	(15)	(16)
Equity in income of Concord Debt Holdings	36	55	71	351
Equity in income of CDH CDO	—	140	150	534
Equity in income of Concord Debt Holdings (1)	15	28	29	28
Equity in income of CDH CDO (1)	427	478	907	478
Equity in income of WRT-Stamford	224	227	445	316
Equity in loss of SoCal Office Loan Portfolio	(2)	(293)	(2)	(638)
Equity in (loss) income of RE CDO Management	(9)	17	3,761	28
Equity in income (loss) of 10 Metrotech	304	(19)	608	(19)

Loan assets operating income	5,416	6,247	15,547	12,310
General and administrative expense	(21)	(20)	(35)	(25)
Interest expense	(647)	(334)	(1,227)	(668)

Loan assets net income	4,748	5,893	14,285	11,617

REIT Securities
Interest and dividends	100	306	250	592
Gain (loss) on sale of securities carried at fair value	—	15	(102)	41
Unrealized (loss) gain on securities carried at fair value	(1,860)	(791)	(142)	4,141

REIT securities net (loss) income	(1,760)	(470)	6	4,774

Net income from segments before corporate income (expense)	6,428	5,938	21,193	16,207

Reconciliations to GAAP Net Income:
Corporate Income (Expense)
Interest income	115	90	185	191
Interest expense	(1,827)	(80)	(3,654)	(372)
General and administrative	(1,077)	(762)	(1,910)	(1,640)
Related party fees	(2,291)	(2,298)	(4,557)	(4,325)
Transaction costs	(46)	(184)	(52)	(305)
State and local taxes	(125)	(142)	(142)	(147)

Income from continuing operations before non-controlling interest	1,177	2,562	11,063	9,609
Non-controlling interest	629	473	1,424	1,374

Income from continuing operations	1,806	3,035	12,487	10,983
Income from discontinued operations	6,568	323	9,633	628

Net Income Attributable to Winthrop Realty Trust	$8,374	$3,358	$22,120	$11,611

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.	Variable Interest Entities

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

At June 30, 2013, the carrying value of the Cerritos assets and liabilities included: land and building of $22,304,000 net of accumulated depreciation of $597,000; lease intangibles of $3,375,000 net of accumulated amortization of $464,000; mortgage debt comprised of an A Note totaling $23,163,000; and participating B Note totaling $845,000. The outstanding mortgage debt collateralized by the property is non-recourse to the Trust.

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

At June 30, 2013, the carrying value of the 1515 Market Street assets and liabilities include land and building of $43,142,000 net of accumulated depreciation of $364,000 and lease intangibles of $16,982,000 net of accumulated amortization of $972,000; mortgage debt of a first note of $42,922,000 and a second note that is eliminated in consolidation. The outstanding mortgage debt collateralized by the property is non-recourse to the Trust.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Denton – property sale - On July 2, 2013 the Trust sold its Denton, Texas property to an independent third party for gross sale proceeds of $1,850,000. After costs and pro-rations, the Trust received net proceeds of approximately $1,703,000.

701 7th Avenue – increased ownership and commitment - On July 9, 2013 the Trust agreed to increase its ownership in the current joint venture and to participate in the future hotel development. In doing so, on July 23, 2013 the Trust made an additional $4,927,000 capital contribution to the joint venture and has committed to invest up to $120,000,000 in the aggregate (inclusive of the $35,404,000 in contributions already made).

Atrium Mall– Assignment in Lieu- On July 26, 2013 the joint venture that acquired the loan collateralized by the leasehold interest in Atrium Mall, Chicago, Illinois property entered into an agreement with the borrower pursuant to which the borrower conveyed the leasehold interest to the venture in lieu of foreclosure. Accordingly, the venture now holds the leasehold interest in the property.

Thanksgiving Tower– In connection with the acquisition from Lexington Realty Trust, the Trust agreed to pay a contingent purchase price based on the ultimate recovery on the Thanksgiving Tower loan held by CDH CDO LLC. The property collateralizing this loan was sold in July 2013. It is expected that CDH CDO LLC will receive its allocable portion of the sale proceeds in August 2013. To the extent that CDH CDO LLC receives in excess of 81% of the Thanksgiving Tower receivable of approximately $16,725,000 inclusive of interest due, the Trust will be required to pay a contingent purchase price to Lexington Realty Trust of approximately $2,063,000.

Metrotech– joint venture loan payoff- On July 30, 2013 the $40,000,000 loan held by this venture was paid off at par. The Trust received a distribution of $13,333,000 in connection with its 33.33% ownership interest in the venture as a result of the payoff.

Seabrook– property sale- On August 1, 2013 the Trust sold its Seabrook, Texas property to an independent third party for gross sale proceeds of $3,300,000. After costs and pro-rations, the Trust received net proceeds of approximately $3,202,000.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our unaudited consolidated interim financial statements and footnotes thereto for the three and six months ended June 30, 2013 as compared with the three and six months ended June 30, 2012. These unaudited interim financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

As a diversified REIT, we operate in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As value investors we focus and aggressively pursue our investment activity in the segments we believe will generate the greatest overall return to us given market conditions at the time. In prior years we have demonstrated our ability to adjust our business plan to capitalize on evolving marketing conditions both with respect to business segment and capital structure. We will continue to invest in opportunities which we believe will yield superior risk adjusted returns. These investments may have returns weighted towards the back end of the invested life which may negatively impact current earnings. Further, we continue to review our existing portfolio for follow-on opportunities and will seek to timely realize returns on such investments subject to any limitations we determine are necessary to avoid being subject to the REIT 100% tax on gains from dealer transactions under the Internal Revenue Code.

In connection with our strategy, in certain instances, we seek to acquire assets through joint ventures which allows us to employ third party co-investment capital to maximize diversification of risk and reduce capital concentration and in certain instances, leverage off of our joint venture partner’s experience and expertise in specific geographic areas and/or specific asset types.

We believe that the economic recovery, while slow, will continue throughout 2013 with gradually increasing rental demand across most asset classes in most major markets. We also believe that lenders will continue to take advantage of their improved balance sheets by accelerating the disposition of their non-performing real estate related assets, both debt and real property. Accordingly, we anticipate no diminishment in value opportunities for investing in 2013.

We continue to review our portfolio with a view towards divesting investments, subject to REIT rule limitations, as they mature in value to the point where these investments may be unlikely to achieve better than market returns and we redeploy capital to what we believe to be higher yielding opportunities.

We invested $3,935,000 in new loan assets during the second quarter of 2013. See Item 1, Note 4 for a description of our investments. Additionally, during the second quarter of 2013 we received $48,100,000 in proceeds from new mortgage loans, $19,774,000 in net proceeds from the sale of our Deer Valley, Arizona property and $17,472,000 from loan repayments. See additional details in our “Liquidity and Capital Resources” section below.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

Loan Assets

During the second quarter of 2013 we received repayment in full on one loan receivable for a total repayment of $2,250,000. We also received $14,961,000 in loan repayments on our Queensridge loan receivable from the sale of several condominium units which collateralize the loan, which loan repayments were used to fully satisfy our recourse loan payable secured by the Queensridge loan.

In addition, on June 20, 2013 we, through a newly formed joint venture with Marc Realty, acquired a non-performing $10,650,000 mortgage loan for $6,625,000. In addition, the joint venture paid $1,137,000 in costs and funding of escrows at the closing. We contributed a total of $3,935,000 to this venture during the quarter. The loan was in maturity default at the time of acquisition and was acquired with the intention of foreclosing or working out a consensual assignment in lieu with the borrower. The loan is collateralized by a leasehold interest in the Atrium Mall in Chicago, Illinois. The leasehold interest is for 71,000 square feet of commercial/retail space that comprises the bottom three floors of an office building known as the James R Thompson building which lease expires in September 2014 with six additional automatic five-year extensions. The building is owned by the State of Illinois. On July 26, 2013, the venture entered into an agreement with the borrower pursuant to which the borrower conveyed the leasehold interest to the venture in lieu of foreclosure. Accordingly, the venture now holds the leasehold interest in the property.

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

Operating Properties

Disposition Activity

Deer Valley – On June 11, 2013 we sold our Deer Valley, Arizona property to an independent third party for gross sale proceeds of $20,500,000. After costs, we received net proceeds of approximately $19,774,000 and recorded a gain of $6,752,000 on the sale of the property. The results of operations for this property have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Denton – On July 2, 2013 we sold our Denton, Texas property to an independent third party for gross sale proceeds of $1,850,000. After costs and pro-rations, the Trust received net proceeds of approximately $1,703,000. The property was classified as held for sale at June 30, 2013 and the results of operations for the property have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Consolidated Operating Properties

During 2013 we have seen increases in our operating income from our operating properties as a result of favorable operating results from same store properties, that is, properties held during both six month periods, complemented by our new store property operating results. The full impact of the improvement is not reflected in continuing operations as certain of our improved properties were sold and are classified as discontinued operations. See our Results of Operations section below for details of our consolidated properties net income. As of June 30, 2013 our consolidated properties were approximately 87.8% leased compared to approximately 89.6% leased at December 31, 2012.

Equity Investments

Vintage Housing - During the three and six months ended June 30, 2013, we recorded net income from our investment in Vintage Housing of $2,696,000 and $4,617,000, respectively, and received cash distributions of $1,611,000 and $2,265,000, respectively. The Vintage properties were 97% occupied at May 31, 2013. We have elected to recognize our earnings on a one month lag.

Sullivan Center – All cash flow at the Sullivan Center property is trapped by the first mortgage lender. As a result, the Sullivan Center property is currently unable to meet its debt service payments on the mezzanine loan held by our venture,

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

WRT-Elad Lender LP. The first mortgage is not prepayable until October 2013 at which time it is expected that the first mortgage will be refinanced with a new mortgage loan which bears interest at a substantially lower rate than the existing first mortgage. WRT-Elad Equity LP, our venture which holds a future ownership interest in the property, and WRT-Elad Lender LP, collectively our Sullivan JV, have entered into a forbearance agreement with the borrower and non-controlling interest owner at our Sullivan Center property. As a result, the Sullivan JV increased its future ownership interest in the property from 65% to 70%. In addition, the Sullivan JV is entitled to receive a $1,400,000 modification fee in November 2013. If the payment is not paid, the Sullivan JV’s future ownership interest will increase to 76%. We recognized $167,000 and $610,000 of income on the investment during the three and six months ended June 30, 2013. The Sullivan Center was 83% leased at May 31, 2013. We have elected to recognize our earnings on a one month lag.

701 Seventh Avenue – In October 2012 we entered into a joint venture to acquire and redevelop a 120,000 square foot property and associated air rights located at 701 Seventh Avenue, New York, New York. We made an initial investment of $28,971,000 and an additional investment of $1,742,000 in the venture. During the three and six months ended June 30, 2013 we recorded net income from our investment in 701 Seventh Avenue of $623,000 and $1,320,000, respectively and received cash distributions of $801,000 and $1,195,000, respectively. We have elected to recognize our earnings on a three month lag.

On July 8, 2013 we agreed to increase our ownership to 80% in the current joint venture and to participate in the future hotel development. In doing so, on July 23, 2013 the Trust made an additional $4,927,000 capital contribution to the joint venture and has committed to invest up to $120,000,000 in the aggregate (inclusive of the $35,404,000 in contributions already made).

WRT-Fenway Wateridge – On December 21, 2012 we entered into a venture which acquired for $9,200,000 a 62,152 square foot class B office building located in Sorrento Mesa (San Diego), California. We contributed a total of $7,639,000 of which $6,000,000 is a preferred equity investment which entitles us to a 12% priority return to be paid 8% currently from operating cash flow with the remaining 4% deferred. During the three and six months ended June 30, 2013 we recorded net income from the investment of $232,000 and $470,000 and received cash distributions of $29,000 and $123,000. We have elected to recognize our earnings on a one month lag.

Sealy - Two of the investment properties are located in Atlanta, Georgia, (Northwest Business Park and Newmarket), which had occupancies, inclusive of leases signed not yet commenced, of 72% and 53% respectively, at June 30, 2013 as compared to occupancies of 70% and 50%, respectively at December 31, 2012. The third Sealy investment is located in Nashville, Tennessee and was 81% and 84% occupied at June 30, 2013 and December 31, 2012, respectively.

The loans collateralized by the Newmarket property and the Nashville, Tennessee property continue to be in special servicing. To date, we, together with our venture partner, have been unsuccessful in negotiating a restructuring of the debt with the special servicers. It is unlikely that a restructuring of the loans will be successful. At June 30, 2013, we carry both of these investments at zero.

Marc Realty - As of June 30, 2013, we held equity interests in four properties with Marc Realty which consist of an aggregate of approximately 665,000 rentable square feet of office and retail space which was 79% occupied at June 30, 2013 as compared to 78% occupied at December 31, 2012.

REIT Securities

During the six months ended June 30, 2013, we sold securities with an original acquisition cost of $6,956,000 for net proceeds of $9,090,000.

As of June 30, 2013 our portfolio of REIT securities had a fair value of $10,360,000 compared to an original acquisition cost of $8,920,000.

Liquidity and Capital Resources

At June 30, 2013, we held $186,132,000 in unrestricted cash and cash equivalents. In addition, as of June 30, 2013 we had, subject to the value of the assets included in the borrowing base, $50,000,000 available to draw on our revolving line of credit and $10,360,000 in REIT securities.

We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

REIT taxable income. As a result of this dividend requirement, we, like other REITs, are dependent on raising capital through equity and debt issuances or forming ventures with investors to obtain funds with which to expand our business. Accordingly, we anticipate that capital with which to make future investment and financing activities will be provided from return of capital received from proceeds from loan maturities and prepayment, borrowings, the issuance of additional equity and debt securities, as well as proceeds from sales of existing assets to the extent the taxable gain on such sales is able to be sheltered through the use of capital loss carry forwards. We have capital loss carry forwards of $31,174,000, $13,502,000 which expire in 2014 and $17,672,000 which expire in 2015.

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

Contractual Obligations

Future Funding Requirements

We have future funding requirements relating to our 450 W 14th Street property, our 701 Seventh Avenue investment and our 1515 Market Street loan which total approximately $42,815,000 at June 30, 2013. During July 2013 we increased our commitment on 701 Seventh Avenue by an additional $52,000,000 of which $4,927,000 was funded in July.

Debt Maturities

At June 30, 2013, our balance sheet contains mortgage loans payable of $325,026,000. We have $14,985,000 maturing in 2013 and $19,019,000 maturing in 2014 with the remainder maturing in 2015 or later. On July 26, 2013 we used cash on hand to fully satisfy the $14,985,000 mortgage loan payable which was maturing this year. We have a $14,000,000 secured financing which matures in October 2013. The financing is collateralized by a loan receivable which also matures in October 2013. This loan receivable and secured financing both have a one-year extension option which are expected to be exercised. We have a $50,000,000 revolving line of credit which matures in March 2014 with an option to extend to March 2015 subject to our continued compliance of the financial covenants of the line. On June 30, 2013, we had no borrowing outstanding on the line. We continually evaluate our debt maturities and except as noted above on our Sealy equity investments, based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $88,450,000 from $97,682,000 at December 31, 2012 to $186,132,000 at June 30, 2013.

Our cash flow activities for the six months ended June 30, 2013 and 2012 are summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2013	2012
Net cash flow provided by operating activities	$16,616	$22,509
Net cash flow provided by (used in) investing activities	67,447	(45,169)
Net cash flow provided by financing activities	4,387	25,667

Increase in cash and cash equivalents	$88,450	$3,007

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

Operating Activities

For the six months ended June 30, 2013 our operating activities generated consolidated net income of $20,696,000 and positive cash flow of $16,616,000. Our cash provided by operations reflects our net income adjusted by: (i) a reduction for non-cash items of $12,430,000 representing primarily earnings of equity investments, gains on sales of real estate investments, current period loan discount accretion and unrealized gains on securities carried at fair value offset by adding back depreciation and amortization expenses; (ii) $10,854,000 of distributions from non-consolidated interests; and (iii) a net decrease due to changes in other operating assets and liabilities of $2,504,000. See our discussion of “Results of Operations” below for additional details on our operations.

Investing Activities

Cash flow provided by investing activities for the six months ended June 30, 2013 was approximately $67,447,000 as compared to cash flow used in investing activities of approximately $45,169,000 for the comparable period in 2012. This change of approximately $112,616,000 resulted primarily from increased proceeds from the sale of assets in 2013 and fewer investments made in 2013.

Net cash provided by investing activities of $67,447,000 for the six months ended June 30, 2013 was comprised primarily of the following:

•	$41,760,000 in collection of loans receivable;

•	$19,774,000 in proceeds from the sale of our Deer Valley, Arizona office property;

•	$19,318,000 in proceeds from the sale of two loans receivable;

•	$11,538,000 in proceeds from the sale of our Andover, Massachusetts office property; and

•	$9,090,000 in proceeds from the sale of securities carried at fair value.

These sources of cash flow were offset primarily by:

•	$20,569,000 for our Playa Vista mezzanine loan origination;

•	$3,935,000 for investment in our new Atrium Mall joint venture;

•	$1,742,000 for investment in our 701 7th WRT investors joint venture;

•	$868,000 of advances on our 1515 Market Street loan receivable; and

•	$3,059,000 for investment in capital and tenant improvements at our operating properties.

Financing Activities

Cash flow provided by financing activities for the six months ended June 30, 2013 was approximately $4,387,000 as compared to approximately $25,667,000 for the comparable period in 2012. This change of approximately $21,280,000 resulted primarily from preferred share offerings in 2012 offset by a reduction in principal payments on our mortgage loans payable in 2013.

Net cash provided by financing activities of $4,387,000 for the six months ended June 30, 2013 was comprised primarily of the following:

•	$43,000,000 in proceeds from a new mortgage loan on our Philadelphia, Pennsylvania office property;

•	$5,100,000 in proceeds from a new mortgage loan on our Churchill, Pennsylvania property; and

•	$535,000 in contributions from non-controlling interests at our New York, New York property.

These sources of cash flow were offset primarily by:

•	$23,770,000 for payments on our recourse secured financing;

•	$10,734,000 for dividend payments on our Common Shares;

•	$3,429,000 for principal payments on our mortgage loans payable;

•	$2,787,000 for dividend payments on our Series D Preferred Shares;

•	$2,786,000 placed in escrow to fund dividends on our own Series D Preferred Shares payable July 1, 2013;

•	$789,000 for deferred financing costs; and

•	$150,000 for the acquisition of non-controlling interests on our Houston, Texas property.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

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

For each of the three months ended March 31, 2013 and June 30, 2013, we paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Preferred Share.

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

Results of Operations

All per share amounts presented in this section are on a diluted basis. Net income attributable to Common Shares was $16,433,000 or $0.50 per Common Share for the six months ended June 30, 2013 as compared with net income of $7,899,000 or $0.24 per Common Share for the six months ended June 30, 2012. Funds From Operations (FFO) attributable to Common Shares was $20,334,000 or $0.62 per Common Share for the six months ended June 30, 2013 as compared to FFO of $22,200,000 or $0.67 per Common Share for the six months ended June 30, 2012.

Our results are discussed below by business segment:

•	Operating Properties – our wholly and partially owned operating properties;

•	Loan Assets – our loans receivable, loan securities carried at fair value, and equity investments in loan assets; and

•	REIT Securities – our ownership of equity and debt securities in other real estate investment trusts.

Non-segment specific results, which includes interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items, are reported under corporate income (expense).

The following table summarizes our assets by business segment (in thousands):

	June 30, 2013	December 31, 2012

Operating properties	$603,822	$562,822
Loan assets	143,655	239,534
REIT securities	10,360	19,694
Corporate
Cash and cash equivalents	186,132	97,682
Restricted cash	2,802	—
Accounts receivable and prepaids	670	336
Deferred financing costs	2,869	3,095

Total Assets	$950,310	$923,163

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

Operating property assets increased by $67,142,000 due to the conversion of our 1515 Market Street property from a loan asset to an operating property as a result of our acquisition of a 49% equity interest, inclusive of the general partner interest, in the property and decreased by $22,548,000 as a result of the sale of our Andover, Massachusetts and Deer Valley, Arizona properties.

The decrease in loan assets was due primarily to the conversion of our 1515 Market Street property, the sale of our Disney B Note at par and the payoffs at par on our 127 West 25th Street, 180 North Michigan and Fenway Shea loans receivable.

The decrease in REIT securities assets was primarily the result of the sale of securities and a decrease in the fair market value of our remaining shares of Cedar Realty Trust.

Comparison of Six Months ended June 30, 2013 versus Six Months ended June 30, 2012

The following table summarizes our results from continuing operations by reportable segment and corporate income (expense) for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012

Operating properties	$6,902	$(184)
Loan assets	14,285	11,617
REIT securities	6	4,774
Corporate expenses	(10,130)	(6,598)

Income from continuing operations	$11,063	$9,609

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012

Rents and reimbursements	$30,101	$23,042
Operating expenses	(9,650)	(7,530)
Real estate taxes	(2,542)	(2,003)
Equity in income (loss) of Marc Realty investments	9	(344)
Equity in loss of Sealy Northwest Atlanta	(233)	(164)
Equity in loss of Sealy Newmarket	—	(1,467)
Equity in income of 701 7th WRT Investors	1,320	—
Equity in income of WRT-Fenway Wateridge	470	—
Equity in income of Vintage	4,617	934
Equity in income of WRT-Elad	610	515
Equity in income of Mentor	33	6
Equity in income of F-II Co-invest	—	232

Operating properties operating income	24,735	13,221

Depreciation and amortization expense	(9,840)	(7,273)
Interest expense	(7,859)	(6,132)
Settlement expense	(134)	—

Operating properties net income (loss)	$6,902	$(184)

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items and including our share of income or loss from equity investments, increased by $11,514,000 compared to the prior year period.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Six Months Ended June 30,
	2013	2012
Rents and reimbursements
Same store properties	$21,203	$22,402
New store properties	8,898	640

	30,101	23,042

Operating expenses
Same store properties	6,005	7,338
New store properties	3,645	192

	9,650	7,530

Real estate taxes
Same store properties	1,551	1,928
New store properties	991	75

	2,542	2,003

Consolidated operating properties operating income
Same store properties	13,647	13,136
New store properties	4,262	373

	$17,909	$13,509

The increase in operating income for our same store properties was primarily the result of a decrease in operating expenses of $1,333,000 and a decrease in real estate taxes of $377,000, which were partially offset by a decrease in revenue of $1,199,000.

The decrease in same store revenue was the result of:

•	The partial sale of our Churchill, Pennsylvania property which occurred May 14, 2012;

•

An amendment to the lease terms for Spectra Energy at 5400 Westheimer located in Houston, Texas. The modified lease reduced the average annual contractual obligation but extended the term of the lease through April 30, 2026;

•	A decrease in average occupancy at our Chicago, Illinois property known as River City from 72% to 49% primarily due to the loss of a significant tenant;

•	A decrease in average occupancy at 701 Arboretum located in Lisle, Illinois from 17% to 1%; and

Which were partially offset by:

•	Increased average occupancy at our property known as Crossroads I located in Englewood, Colorado from 57% to 68%;

•	Increased average occupancy at our property known as Crossroads II located in Englewood, Colorado from 77% to 87%;

•	Increased average occupancy at our property known as 550/650 Corporetum located in Lisle, Illinois from 70% to 80%; and

•	Increased average occupancy at our property known as 450 W. 14th Street located in New York, New York from 81% to 82%.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

New store revenues for the six months ended June 30, 2013 were as follows:

•	$4,492,000 from our office property in Philadelphia, Pennsylvania which is consolidated as of February 1, 2013;

•	$1,686,000 from our residential property in Memphis, Tennessee which was acquired April 17, 2012;

•	$1,561,000 from our office property in Cerritos, California which was acquired October 4, 2012; and

•	$1,159,000 from our residential property in Greensboro, North Carolina which was acquired November 2, 2012.

Operating expenses increased by $2,120,000 due to expenses at our new store properties of $3,645,000. Same store operating expenses decreased by $1,333,000 due primarily to the following: a decrease of $1,069,000 at our Churchill, Pennsylvania property as a result of the partial sale of the property and the new net lease with Westinghouse.

Real estate tax expense increased by $539,000. Real estate tax of $991,000 at our new store properties was offset by a decrease of $377,000 at our same store properties. The reduction at our same store properties was a result of the following:

•	a decrease of $158,000 at our River City property due to a reduced assessed value;

•	a decrease of $142,000 at our Crossroads I property due primarily to a prior year tax abatement received in 2013; and

•	a decrease of $154,000 at our Crossroads II property due primarily to a prior year tax abatement received in 2013.

Depreciation and amortization expense increased by $2,567,000 in 2013 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $1,727,000 primarily as a result of financing at our new store properties in Memphis, Tennessee; Greensboro, North Carolina and Cerritos, California which were all acquired in 2012, and at our new store property in Philadelphia, Pennsylvania which was acquired in 2013.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $6,826,000 for the six months ended June 30, 2013 compared to net loss of $288,000 for the six months ended June 30, 2012. The increase was due primarily to:

•	Operating income from our Vintage portfolio increased by $3,683,000 primarily as a result of a decrease in amortization of lease intangibles;

•	Operating income from our 701 Seventh WRT Investors investment, which closed October 16, 2012, was $1,320,000;

•

Operating loss from our Sealy Newmarket investment decreased by $1,467,000 primarily as a result of having previously recognized losses which brought our investment balance to zero at December 31, 2012 which triggered the suspension of recognition of additional losses;

•	Operating income from our WRT Fenway-Wateridge investment, which closed December 21, 2012, was $470,000; and

•	Operating income from our Marc Realty investments increased by $353,000 primarily as a result of the sale of six investments since March 2012 which were operating at a loss.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

Loan Assets

The following table summarizes our results from our loan assets segment for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012

Interest	$7,901	$5,145
Discount accretion	1,477	5,559
Equity in earnings of Concord Debt Holdings	71	351
Equity in earnings of CDH CDO	150	534
Equity in earnings of Concord Debt Holdings (1)	29	28
Equity in earnings of CDH CDO (1)	907	478
Equity in earnings of WRT-Stamford	445	316
Equity in earnings of SoCal Office Portfolio Loan	(2)	(638)
Equity in earnings of 10 Metrotech	608	(19)
Equity in earnings of RE CDO Management	3,761	28
Equity in earnings of ROIC-Riverside LLC	—	468
Equity in earnings (loss) of ROIC-Lakeside Eagle LLC	(15)	(16)
Unrealized gain on loan securities carried at fair value	215	76

Loan assets operating income	15,547	12,310

General and administrative expense	(35)	(25)
Interest expense	(1,227)	(668)

Loan assets net income	$14,285	$11,617

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this segment before general and administrative and interest expense, increased by $3,237,000 as compared to the prior year period. The increase was due primarily to:

•

a $4,424,000 increase in net earnings from our equity investment loan assets primarily due to earnings of $3,761,000 on our RE CDO Management investment which resulted from the sale of subordinated interests in collateralized debt obligation entities held by this venture; and

•

a $2,756,000 increase in interest income as a result of our 2012 origination and acquisition activity, primarily our Queensridge Tower loan which generated $1,697,000 of interest income during the six months ended June 30, 2013.

Partially offset by:

•	a $4,082,000 decrease in discount accretion due primarily to the payoff at par in May 2012 of our 160 Spear and Magazine loans which had been acquired at a discount.

REIT Securities

The following table summarizes our results from our REIT securities segment for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012

Interest and dividends	$250	$592
Gain (loss) on sale of securities carried at fair value	(102)	41
Unrealized gain (loss) on securities carried at fair value	(142)	4,141

REIT securities operating income	$6	$4,774

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this segment before interest expense, decreased by $4,768,000 as compared to the prior year period. The decrease was primarily due to a decrease in unrealized gain on securities carried at fair value primarily as a result of fluctuations of our holdings in and the market price of shares of Cedar Realty Trust.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

Corporate

The following table summarizes our results from our non-segment specific income and expense items for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012

Interest income	$185	$191
General and administrative	(1,910)	(1,640)
Related party fees	(4,557)	(4,325)
Transaction costs	(52)	(305)
Interest expense	(3,654)	(372)
State and local taxes	(142)	(147)

Operating loss	$(10,130)	$(6,598)

The decrease in corporate operations for the comparable periods was due primarily to $3,342,000 of interest expense on our 7.75% Senior Notes (“Senior Notes”) in 2013, an increase in the base management fee of $232,000 as a result of an increase in the outstanding equity that is subject to the fee and $211,000 in compensation expense associated with the issuance of Restricted Shares in 2013 which is reflected in general and administrative expense.

State income taxes were $142,000 and $147,000 for the six months ended June 30, 2013 and 2012, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Discontinued operations

During 2012 the Trust’s retail property in Memphis, Tennessee and its office property in Indianapolis, Indiana were sold and the operating results for these properties are included in discontinued operations for the six months ended June 30, 2012.

During 2013 the Trust’s office properties located in Deer Valley, Arizona and Andover, Massachusetts were sold and are included in discontinued operations at June 30, 2013. Additionally, the Trust’s retail property in Denton, Texas went under contract for sale with a non-refundable deposit and was classified as a held for sale asset at June 30, 2013. Operating results for all three properties are included in income from discontinued operations for the six months ended June 30, 2013 and 2012.

Income from discontinued operations for the six months ended June 30, 2013 was $9,633,000 as compared to income of $628,000 for the six months ended June 30, 2012. The increase was primarily due to a gain of $9,527,000 recognized on the sales of the Deer Valley and Andover properties in 2013.

Comparison of Three Months ended June 30, 2013 versus Three Months ended June 30, 2012

The following table summarizes our results from continuing operations by reportable segment and corporate income (expense) for the three months ended June 30, 2013 and 2012 (in thousands):

	2013	2012

Operating properties	$3,440	$515
Loan assets	4,748	5,893
REIT securities	(1,760)	(470)
Corporate expenses	(5,251)	(3,376)

Income from continuing operations	$1,177	$2,562

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the three months ended June 30, 2013 and 2012 (in thousands):

	2013	2012

Rents and reimbursements	$15,593	$11,841
Operating expenses	(4,892)	(3,355)
Real estate taxes	(1,659)	(884)
Equity in income of Marc Realty investments	69	3
Equity in loss of Sealy Northwest Atlanta	(87)	(108)
Equity in loss of Sealy Newmarket	—	(745)
Equity in income of 701 7th WRT Investors	623	—
Equity in income of WRT-Fenway Wateridge	232	—
Equity in income of Vintage	2,696	595
Equity in income (loss) of WRT-Elad	167	(28)
Equity in income of Mentor	16	6
Equity in income of F-II Co-invest	—	232

Operating properties operating income	12,758	7,557

Depreciation and amortization expense	(4,950)	(4,008)
Interest expense	(4,234)	(3,034)
Settlement expense	(134)	—

Operating properties net income	$3,440	$515

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items and including our share of income or loss from equity investments increased by $5,201,000 compared to the prior year period.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Three Months Ended June 30,
	2013	2012
Rents and reimbursements
Same store properties	$10,676	$11,201
New store properties	4,917	640

	15,593	11,841

Operating expenses
Same store properties	2,951	3,163
New store properties	1,941	192

	4,892	3,355

Real estate taxes
Same store properties	998	809
New store properties	661	75

	1,659	884

Consolidated operating properties operating income
Same store properties	6,727	7,229
New store properties	2,315	373

	$9,042	$7,602

The decrease in operating income for our same store properties was primarily the result of a decrease in revenue of $525,000 and an increase in real estate taxes of $189,000, which were partially offset by a decrease in operating expenses of $212,000.

The decrease in same store revenue was the result of:

•	The partial sale of our Churchill, Pennsylvania property which occurred May 14, 2012;

•

An amendment to the lease terms for Spectra Energy at 5400 Westheimer located in Houston, Texas. The modified lease reduced the average annual contractual obligation but extended the term of the lease through April 30, 2026;

•	A decrease in average occupancy at our Chicago, Illinois property known as River City from 72% to 49% primarily due to the loss of a significant tenant;

•	A decrease in average occupancy at 701 Arboretum located in Lisle, Illinois from 17% to 1%.

Which were partially offset by:

•	Increased average occupancy at our property known as Crossroads I located in Englewood, Colorado from 57% to 90%;

New store revenues for the three months ended June 30, 2013 were as follows:

•	$2,631,000 from our office property in Philadelphia, Pennsylvania which is consolidated as of February 1, 2013;

•	$865,000 from our residential property in Memphis, Tennessee which was acquired April 17, 2012;

•	$820,000 from our office property in Cerritos, California which was acquired October 4, 2012; and

•	$602,000 from our residential property in Greensboro, North Carolina which was acquired November 2, 2012.

Operating expenses increased by $1,537,000 due to expenses at our new store properties of $1,941,000. Same store operating expenses decreased by $212,000 due primarily to a decrease of $381,000 at our Churchill, Pennsylvania property as a result of the partial sale of the property and the new net lease with Westinghouse.

Real estate tax expense increased by $775,000. Real estate tax expense at our new store properties increased by $586,000 and real estate tax expense at our same store properties increased by $189,000.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

Depreciation and amortization expense increased by $942,000 in 2013 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $1,200,000 primarily as a result of financing at our new store properties in Memphis, Tennessee; Greensboro, North Carolina and Cerritos, California which were all acquired in 2012 and at our new store property in Philadelphia, Pennsylvania which was acquired in 2013.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $3,716,000 for the three months ended June 30, 2013 compared to net loss of $45,000 for the three months ended June 30, 2012. The increase was due primarily to:

•	Operating income from our Vintage portfolio increased $2,101,000 primarily as a result of a decrease in amortization of lease intangibles;

•	Operating income from our 701 Seventh WRT Investors investment, which closed October 16, 2012 was $623,000;

•

Operating loss from our Sealy Newmarket investment decreased by $745,000 primarily as a result of having previously recognized losses which brought our investment balance to zero at December 31, 2012 which triggered the suspension of recognition of additional losses; and

•	Operating income from our WRT-Fenway Wateridge investment, which closed December 21, 2012, was $232,000.

Loan Assets

The following table summarizes our results from our loan assets segment for the three months ended June 30, 2013 and 2012 (in thousands):

	2013	2012

Interest	$3,447	$2,746
Discount accretion	761	2,726
Equity in earnings of Concord Debt Holdings	36	55
Equity in earnings of CDH CDO	—	140
Equity in earnings of Concord Debt Holdings (1)	15	28
Equity in earnings of CDH CDO (1)	427	478
Equity in earnings of WRT-Stamford	224	227
Equity in loss of SoCal Office Portfolio Loan	(2)	(293)
Equity in earnings (loss) of 10 Metrotech	304	(19)
Equity in earnings (loss) of RE CDO Management	(9)	17
Equity in earnings of ROIC-Riverside LLC	—	234
Equity in loss of ROIC-Lakeside Eagle LLC	(2)	(4)
Unrealized gain (loss) on loan securities carried at fair value	215	(88)

Loan asset operating income	5,416	6,247

General and administrative expense	(21)	(20)
Interest expense	(647)	(334)

Loan assets net income	$4,748	$5,893

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this segment before general and administrative and interest expense, decreased by $831,000 as compared to the prior year period. The decrease was due primarily to:

•	a $1,965,000 decrease in discount accretion from the payoff at par in May 2012 of our 160 Spear and Magazine loans which had been acquired at a discount.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

Partially offset by:

•

a $701,000 increase in interest income as a result of our 2012 origination and acquisition activity, including our Queensridge Tower loan which generated $661,000 of interest income during the three months ended June 30, 2013.

REIT Securities

The following table summarizes our results from our REIT securities segment for the three months ended June 30, 2013 and 2012 (in thousands):

	2013	2012

Interest and dividends	$100	$306
Gain on sale of securities carried at fair value	—	15
Unrealized loss on securities carried at fair value	(1,860)	(791)

REIT securities operating loss	$(1,760)	$(470)

Operating loss from REIT securities, which we define as all items of income and expense directly derived from or incurred by this segment before interest expense, increased by $1,290,000 as compared to the prior year period. The increase was primarily due to an increase in unrealized loss on securities carried at fair value primarily as a result of the fluctuations in the market price of our holdings of Cedar Realty Trust shares.

Corporate

The following table summarizes our results from our non-segment specific income and expense items for the three months ended June 30, 2013 and 2012 (in thousands):

	2013	2012

Interest income	$115	$90
General and administrative	(1,077)	(762)
Related party fees	(2,291)	(2,298)
Transaction costs	(46)	(184)
Interest expense	(1,827)	(80)
State and local taxes	(125)	(142)

Operating loss	$(5,251)	$(3,376)

The increase in operating loss for the comparable periods was due primarily to $1,671,000 of interest expense on our Senior Notes in the three months ended June 30, 2013 and $168,000 in compensation expense associated with the issuance of Restricted Shares in 2013 which is reflected in general and administrative expense.

State income taxes were $125,000 and $142,000 for the three months ended June 30, 2013 and 2012, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Discontinued operations

During 2012 the Trust’s retail property in Memphis, Tennessee and its office property in Indianapolis, Indiana were sold and the operating results for these properties are included in discontinued operations for the three months ended June 30, 2012.

During 2013 the Trust’s office properties located in Deer Valley, Arizona and Andover, Massachusetts were sold and are included in discontinued operations at June 30, 2013. Additionally, the Trust’s retail property in Denton, Texas went under contract for sale with a non-refundable deposit and was classified as a held for sale asset at June 30, 2013. Operating results for all three properties are included in income from discontinued operations for the three months ended June 30, 2013 and 2012.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

Income from discontinued operations for the three months ended June 30, 2013 was $6,568,000 as compared to income of $323,000 for the three months ended June 30, 2012. The increase was primarily due to a gain of $6,752,000 recognized on the sale of the Deer Valley property in 2013. This increase was partially offset by a $154,000 impairment charge on the Denton property recognized during the three months ended June 30, 2013.

Funds From Operations

We have adopted the revised definition of Funds from Operations (“FFO”), adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Management considers FFO to be an appropriate measure of performance of a REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, and adjustment for unconsolidated partnerships and ventures and impairments. Management believes that in order to facilitate a clear understanding of our historical operating results, FFO should be considered in conjunction with net income as presented in the consolidated interim financial statements included elsewhere herein. Management considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

Our calculation of FFO may not be directly comparable to FFO reported by other REITs or similar real estate companies that have not adopted the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO is not a GAAP financial measure and should not be considered as an alternative to net income (loss), the most directly comparable financial measure of our performance calculated and presented in accordance with GAAP, as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to pay dividends. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated interim financial statements.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

The following presents a reconciliation of net income to funds from operations for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic
Net income attributable to Winthrop Realty Trust	$8,374	$3,358	$22,120	$11,611
Real estate depreciation	3,249	2,747	6,512	5,261
Amortization of capitalized leasing costs	1,858	1,732	3,835	2,937
Trust’s share of real estate depreciation and amortization of unconsolidated interests	2,086	3,992	4,709	7,654
Impairment loss on investments in real estate	154	—	154	—
Gain on sale of real estate	(6,752)	—	(9,527)	—
Gain (loss) on sale of equity investments	—	(152)	110	(106)
Less: Non-controlling interest share of depreciation and amortization	(1,496)	(713)	(1,738)	(1,445)

Funds from operations attributable to the Trust	7,473	10,964	26,175	25,912
Preferred dividend of Series D Preferred Shares	(2,786)	(2,787)	(5,573)	(3,712)
Amount allocated to restricted shares	(98)	—	(124)	—

FFO applicable to Common Shares - Basic	$4,589	$8,177	$20,478	$22,200

Weighted-average Common Shares	33,037	33,064	33,032	33,058

FFO Per Common Share - Basic	$0.14	$0.25	$0.62	$0.67

Diluted
Funds from operations attributable to the Trust	$7,473	$10,964	$26,175	$25,912
Preferred dividend of Series D Preferred Shares	(2,786)	(2,787)	(5,573)	—
Amount allocated to restricted shares	(98)	—	(124)	(3,712)

FFO applicable to Common Shares	$4,589	$8,177	$20,478	$22,200

Weighted-average Common Shares	33,037	33,064	33,032	33,058
Stock options	2	—	2	—
Restricted shares	—	—	7	—

Diluted weighted-average Common Shares	33,039	33,064	33,041	33,058

FFO Per Common Share - Diluted	$0.14	$0.25	$0.62	$0.67

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

See Item 1 – Note 2.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

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

The table below presents information about the Trust’s derivative financial instruments at June 30, 2013 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge

Cap	October 2014	1.00%	$5,753	$174	$1
Cap	May 2013	1.25%	51,982	196	—
Cap	May 2014	1.75%	51,982	434	—
Cap	August 2014	0.50%	12,955	22	5
Swap	May 2016	0.50%	42,922	—	132

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was less than its carrying value by $9,138,000 and $9,319,000 at June 30, 2013 and December 31, 2012, respectively. The fair value of our Senior Notes, based on quoted market prices, was greater than its carrying value by $4,002,000 and $2,933,000 at June 30, 2013 and December 31, 2012, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the balances in variable rate debt at June 30, 2013 (in thousands):

	Change in LIBOR (2)
	-0.19%	1%	2%	3%

Change in consolidated interest expense	$(11)	$148	$436	$463

Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(23)	440	2,153	3,933

(Increase) decrease in net income	$(34)	$588	$2,589	$4,396

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty, Sealy and 701 Seventh equity investments.
(2)	The one-month LIBOR rate at June 30, 2013 was 0.19465%.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

The Trust’s equity investment in Vintage, which is reported on a 30 day lag, holds floating rate debt of approximately $171,194,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows what the annual effect a change in the SIFMA rate would have on property level interest expense based upon the balances in variable rate debt at May 31, 2013 (in thousands):

	Change in SIFMA (1)
	-0.12%	1%	2%	3%

Pro-rata share of change in interest expense on Vintage debt	$(111)	$925	$1,850	$2,776

(Increase) decrease in net income	$(111)	$925	$1,850	$2,776

(1)	The one-month SIFMA rate at May 31, 2013 was 0.12%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at June 30, 2013 (in thousands):

	Change in LIBOR (1)
	-0.19%	1%	2%	3%

Change in consolidated interest income	$(4)	$113	$274	$498

Pro-rata share of change in interest income of loan assets in non-consolidated entities	(19)	100	200	300

Increase (decrease) in net income	$(23)	$213	$474	$798

(1)	The one-month LIBOR rate at June 30, 2013 was 0.19465%.

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

FORM 10-Q JUNE 30, 2013

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

As of June 30, 2013 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: August 6, 2013	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: August 6, 2013	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	—

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	—

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	—

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	—

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	—

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Form 8-K filed November 28, 2011.	—

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012

4.6	Amended and restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012.	—

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	—

4.8	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee – Incorporated by reference to the Exhibit 4.1 to the Trust’s Form 8-K filed August 9, 2012.	—

4.9	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent – Incorporated by reference to Exhibit 4.1 of the Trust’s Form 8-K filed August 15, 2012.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	—

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	—

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	—

10.5	Amendment No. 3 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 2, 2012.	—

10.6	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	—

10.7	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	—

10.8	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	—

10.9	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	—

10.10	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	—

10.11	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	—

10.12	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association. – Incorporated by reference to Exhibit 10.19 to the Trust’s 10-K filed March 16, 2011.	—

10.13	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. – Incorporated by reference to Exhibit 10.20 to the Trust’s 10-K filed March 16, 2011.	—

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(2)

101.SCH	XBRL Taxonomy Extension Schema Document	(2)

101.CAL	XBRL Taxonomy Calculation Linkbase Document	(2)

101.LAB	XBRL Taxonomy Label Linkbase Document	(2)

101.PRE	XBRL Presentation Label Linkbase Document	(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(2)

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2013

(1)	filed herewith
(2)	The XBRL related information was previously furnished with the Registrant’s Form 10-Q for the quarter ended June 30, 2013 and is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.