Form 10-Q
period 2013-09-30
Winthrop Realty Trust
filed 2013-11-08
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2013

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

As of November 1, 2013 there were 36,408,018 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

(Unaudited)

Part 1. Financial Information

Item 1. Financial Statements (Unaudited)

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Investments in real estate, at cost
Land	$56,894	$43,252
Buildings and improvements	380,240	378,737

	437,134	421,989
Less: accumulated depreciation	(55,195)	(51,553)

Investments in real estate, net (variable interest entities $65,029 and $21,423, respectively)	381,939	370,436
Cash and cash equivalents	165,762	97,682
Restricted cash held in escrows (variable interest entities $6,637 and $1,101, respectively)	19,084	13,250
Loans receivable, net	108,163	211,250
Secured financing receivable	30,395	—
Accounts receivable, net of allowances of $478 and $374, respectively	997	1,418
Accrued rental income	19,205	17,241
Securities carried at fair value	7,074	19,694
Loan securities carried at fair value	226	11
Preferred equity investments	12,703	12,250
Equity investments	139,061	134,859
Lease intangibles, net (variable interest entities $20,059 and $3,485, respectively)	48,774	37,744
Deferred financing costs, net	4,546	4,864
Other assets	28,135	2,464
Assets held for sale	2,421	—

TOTAL ASSETS	$968,485	$923,163

LIABILITIES
Mortgage loans payable (variable interest entities $65,836 and $23,184, respectively)	308,049	280,576
Senior notes payable	86,250	86,250
Secured financings	29,150	52,920
Notes payable (variable interest entities $864 and $876, respectively)	1,664	1,676
Accounts payable, accrued liabilities and other liabilities	21,522	21,056
Related party fees payable	2,693	2,664
Dividends payable	8,804	5,366
Deferred income	995	1,136
Below market lease intangibles, net (variable interest entities $605 and $51, respectively)	2,280	2,255

TOTAL LIABILITIES	461,407	453,899

COMMITMENTS AND CONTINGENCIES
EQUITY
Winthrop Realty Trust Shareholders’ Equity:

Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 5,060,000 shares authorized and 4,820,000 shares both issued and outstanding at September 30, 2013 and December 31, 2012	120,500	120,500
Common Shares of Beneficial Interest, $1 par, unlimited shares authorized; 36,397,949 and 33,018,711 both issued and outstanding at September 30, 2013 and December 31, 2012, respectively	35,798	33,019
Additional paid-in capital	646,620	618,426
Accumulated distributions in excess of net income	(308,661)	(317,385)
Accumulated other comprehensive loss	(70)	(50)

Total Winthrop Realty Trust Shareholders’ Equity	494,187	454,510
Non-controlling interests	12,891	14,754

Total Equity	507,078	469,264

TOTAL LIABILITIES AND EQUITY	$968,485	$923,163

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands except per share data)

	Three Months Ended September 30 ,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Rents and reimbursements	$15,099	$12,224	$45,026	$35,022
Interest, dividends and discount accretion	3,917	3,722	13,545	15,018

	19,016	15,946	58,571	50,040

Expenses
Property operating	5,272	3,335	14,697	10,643
Real estate taxes	1,705	1,160	4,184	3,116
Depreciation and amortization	4,923	4,416	14,703	11,623
Interest	5,435	4,416	18,175	11,560
General and administrative	1,113	782	3,058	2,447
Related party fees	2,309	2,316	6,866	6,641
Transaction costs	106	30	158	335
State and local taxes	85	64	227	211

	20,948	16,519	62,068	46,576

Other income (loss)
Equity in income of equity investments	13,856	12,809	26,249	14,051
Earnings from preferred equity investments	189	—	576	—
Realized gain (loss) on sale of securities carried at fair value	(31)	—	(133)	41
Unrealized gain (loss) on securities carried at fair value	—	3,113	(142)	7,254
Unrealized gain on loan securities carried at fair value	—	371	215	447
Settlement expense	(16)	—	(150)	—
Interest income	101	242	286	433

	14,099	16,535	26,901	22,226

Income from continuing operations	12,167	15,962	23,404	25,690
Discontinued operations
(Loss) income from discontinued operations	(1,434)	85	8,025	594

Net income	10,733	16,047	31,429	26,284
Net loss (income) attributable to non-controlling interest	995	(939)	2,419	435

Net income attributable to Winthrop Realty Trust	11,728	15,108	33,848	26,719
Preferred dividend on Series D Preferred Shares	(2,787)	(2,786)	(8,360)	(6,498)
Amount allocated to Restricted Common Shares	(106)	—	(235)	—

Net income attributable to Common Shares	$8,835	$12,322	$25,253	$20,221

Per Common Share data - Basic
Income from continuing operations	$0.31	$0.37	$0.52	$0.59
Income (loss) from discontinued operations	(0.04)	—	0.24	0.02

Net income attributable to Winthrop Realty Trust	$0.27	$0.37	$0.76	$0.61

Per Common Share data - Diluted
Income from continuing operations	$0.31	$0.37	$0.52	$0.59
Income (loss) from discontinued operations	(0.04)	—	0.24	0.02

Net income attributable to Winthrop Realty Trust	$0.27	$0.37	$0.76	$0.61

Basic Weighted-Average Common Shares	33,076	33,075	33,047	33,064

Diluted Weighted-Average Common Shares	33,148	33,076	33,089	33,064

Comprehensive income
Net income	$10,733	$16,047	$31,429	$26,284
Change in unrealized loss on interest rate derivative	(150)	(16)	(20)	(73)

Consolidated comprehensive income	10,583	16,031	31,409	26,211

Net loss (income) attributable to non-controlling interest	995	(939)	2,419	435
Other comprehensive income attributable to non-controlling interest	—	—	—	—

Comprehensive loss (income) attributable to non-controlling interest	995	(939)	2,419	435

Comprehensive income attributable to Winthrop Realty Trust	$11,578	$15,092	$33,828	$26,646

Dividend declared per Common Share	$0.1625	$0.1625	$0.4875	$0.4875

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands except per share data)

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In	Accumulated Distributions in Excess of	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income (loss)	Interests	Total

Balance, December 31, 2012	4,820	$120,500	33,019	$33,019	$618,426	$(317,385)	$(50)	$14,754	$469,264

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	33,848	—	—	33,848
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(2,419)	(2,419)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(52)	(52)
Contributions from non-controlling interests	—	—	—	—	—	—	—	861	861
Purchase of non-controlling interests	—	—	—	—	103	—	—	(253)	(150)
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.4875 per share)	—	—	—	—	—	(16,553)	—	—	(16,553)
Dividends paid or accrued on Series D Preferred Shares ($1.7344 per share)	—	—	—	—	—	(8,360)	—	—	(8,360)
Dividends paid or accrued on restricted shares	—	—	—	—	—	(211)	—	—	(211)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(20)	—	(20)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	29	29	324	—	—	—	353
Net proceeds from common shares offering	—	—	2,750	2,750	27,210	—	—	—	29,960
Issuance of restricted shares	—	—	600	—	—	—	—	—	—
Amortization of restricted shares	—	—	—	—	557	—	—	—	557

Balance, September 30, 2013	4,820	$120,500	36,398	$35,798	$646,620	$(308,661)	$(70)	$12,891	$507,078

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In	Accumulated Distributions in Excess of	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total

Balance, December 31, 2011	1,600	$40,000	33,041	$33,041	$626,099	$(311,246)	$(92)	$21,034	$408,836

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	26,719	—	—	26,719
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(435)	(435)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,115)	(6,115)
Contributions from non-controlling interests	—	—	—	—	—	—	—	4,340	4,340
Purchase of non-controlling interests	—	—	—	—	(5,695)	—	—	(555)	(6,250)
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.4875 per share)	—	—	—	—	—	(16,119)	—	—	(16,119)
Dividends paid or accrued on Series D Preferred Shares ($1.15625 per share)	—	—	—	—	—	(6,498)	—	—	(6,498)
Net proceeds from Series D Preferred Share offering	3,220	80,500	—	—	(2,928)	—	—	—	77,572
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	(73)	—	(73)
Stock issued pursuant to dividend
reinvestment plan	—	—	36	36	361	—	—	—	397

Balance, September 30, 2012	4,820	$120,500	33,077	$33,077	$617,837	$(307,144)	$(165)	$18,269	$482,374

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$31,429	$26,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	10,355	8,552
Amortization of lease intangibles	5,901	5,028
Straight-line rental income	(3,584)	(2,662)
Loan discount accretion	(2,283)	(5,984)
Discount accretion received in cash	37	14,065
Income from preferred equity investments	(576)	—
Distributions of income from preferred equity investments	123	97
Income of equity investments	(26,249)	(14,051)
Distributions of income from equity investments	19,354	17,097
Restricted cash held in escrows	1,763	(4,063)
Loss (gain) on sale of securities carried at fair value	133	(41)
Unrealized loss (gain) on securities carried at fair value	142	(7,254)
Unrealized gain on loan securities carried at fair value	(215)	(447)
Impairment loss on investment in real estate	2,904	698
Tenant leasing costs	(3,365)	(3,211)
Gain on sale of real estate investments	(10,948)	(945)
Equity compensation expenses	557	—
Bad debt expense (recovery)	104	(116)
Changes in assets and liabilities:
Interest receivable	58	(293)
Accounts receivable and other assets	450	533
Accounts payable, accrued liabilities and other liabilities	(255)	4,425

Net cash provided by operating activities	25,835	37,712

Cash flows from investing activities
Investments in real estate	(6,289)	(29,975)
Investment in equity investments	(11,982)	(47,925)
Investment in preferred equity investments	—	(4,000)
Proceeds from sale of investments in real estate	36,217	7,024
Proceeds from sale of equity investments	26	2,297
Return of capital distribution from equity investments	14,649	83,736
Purchase of securities carried at fair value	—	(5,654)
Proceeds from sale of securities carried at fair value	12,345	4,614
Restricted cash held in escrows	(2,677)	(4,478)
Issuance and acquisition of loans receivable	(21,437)	(64,970)
Collection of loans receivable	47,597	37,126
Proceeds from sale of loans receivable	19,318	—
Cash from consolidation of properties	473	—
Issuance of secured financing receivable	(30,000)	—
Deposits on real estate	(25,606)	—

Net cash provided by (used in) investing activities	32,634	(22,205)

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, continued)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities
Proceeds from mortgage loans payable	48,100	15,897
Principal payments of mortgage loans payable	(20,295)	(8,740)
Payment of secured financing	(23,770)	—
Proceeds from issuance of Series D Preferred Shares	—	77,572
Proceeds from issuance of Senior Notes Payable	—	86,250
Repayment of revolving line of credit	—	(40,000)
Restricted cash held in escrows	(2,921)	(2,818)
Deferred financing costs	(789)	(3,766)
Contribution from non-controlling interest	861	4,340
Distribution to non-controlling interest	(52)	(6,115)
Purchase of non-controlling interests	(150)	(400)
Issuance of Common Shares under Dividend Reinvestment Plan	353	397
Issuance of Common Shares through offering	29,960	—
Dividend paid on Common Shares	(16,102)	(16,113)
Dividend paid on Series D Preferred Shares	(5,574)	(3,712)
Dividend paid on Restricted Shares	(10)	—

Net cash provided by financing activities	9,611	102,792

Net increase in cash and cash equivalents	68,080	118,299
Cash and cash equivalents at beginning of period	97,682	40,952

Cash and cash equivalents at end of period	165,762	159,251

Supplemental Disclosure of Cash Flow Information
Interest paid	$17,780	$11,248

Capitalized interest	$600	$—

Taxes paid	$201	$317

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares	$6,018	$5,375

Dividends accrued on Series D Preferred Shares	$2,786	$2,786

Capital expenditures accrued	$2,547	$2,777

Transfer from loans receivable	$—	$(2,938)

Transfer from preferred equity	$—	$(3,923)

Transfer to equity investment	$—	$6,861

Transfer to loan receivable	$—	$6,550

Transfer from equity investment	$—	$(12,400)

Transfer to additional paid-in capital	$—	$5,487

Transfer to non-controlling interests	$—	$363

Contribution to WRT-Elad One South State Equity L.P.	$897	$—

See Note 18 for a discussion of fair value assets acquired and liabilities assumed.

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

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

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three segments: (i) ownership of investment properties including wholly owned properties and investments in joint ventures which own properties (“operating properties”); (ii) origination and acquisition of loans collateralized directly or indirectly by commercial and multi-family real property (collectively “loan assets”); and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in Winthrop’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated interim financial statements represent the consolidated results of Winthrop, its wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp., the Operating Partnership and all majority-owned subsidiaries and affiliates over which the Trust has financial and operating control and variable interest entities (“VIE“s) in which the Trust has determined it is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Trust accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Trust’s share of the earnings of these joint ventures and companies is included in consolidated net income.

Stock-Based Compensation

Pursuant to the Trust’s 2007 Long Term Stock Incentive Plan the Trust may, from time to time, issue stock-based compensation awards to certain eligible persons including those performing services for FUR Advisors LLC (“FUR Advisors”), the Trust’s external advisor. During the first nine months of 2013, the Trust issued 600,000 restricted common shares of beneficial interest. See Note 16 for further discussion. The Trust accounts for this stock-based compensation in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Until the awards are no longer subject to forfeiture, the Trust measures stock-based compensation expense at each reporting date for any changes in fair value and recognizes the expense prorated for the portion of the requisite service period completed.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

Certain prior year balances of accounts receivable have been reclassified to accrued rental income in order to conform to the current year presentation. Discontinued operations for all periods presented in the Consolidated Statements of Operations include the operations of the Trust’s retail properties in Seabrook, Texas and Denton, Texas which were disposed of in August 2013 and July 2013, respectively, and the Trust’s office properties in Deer Valley, Arizona and Andover, Massachusetts which were disposed of in June 2013 and March 2013, respectively, and the Trust’s retail property in Memphis, Tennessee and its office property in Indianapolis, Indiana, both of which were disposed of in September 2012. Also included in discontinued operations for all periods presented are the operations of the Trust’s office property in Lisle, Illinois which is currently under contract to be sold and is classified as held for sale at September 30, 2013. It is expected that the sale will be consummated during the fourth quarter of 2013.

Out of Period Adjustment

During the three months ended September 30, 2013, the Trust recorded an out of period adjustment in the amount of $224,000 to correct the capitalization of interest on an equity method investment in the Trust’s balance sheet and interest expense in the statement of operations. As a result, the Trust’s net income and income from continuing operations was understated by $224,000 for the period ended June 30, 2013 and overstated by the same amount for the three months ended September 30, 2013. Additionally, for the period ended June 30, 2013, the Trust’s cash provided by operating activities was understated by $224,000 and cash provided by investing activities was overstated by $224,000. The Trust concluded that this adjustment is not material to the current period or the prior period’s consolidated financial statements. As such, this cumulative charge was recorded in the statement of operations for the three months ended September 30, 2013, rather than restating prior periods.

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

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic
Income from continuing operations	$12,167	$15,962	$23,404	$25,690
(Income) loss attributable to non-controlling interest	995	(939)	2,419	435
Preferred dividend on Series D Preferred Shares	(2,787)	(2,786)	(8,360)	(6,498)
Dividend on Restricted Shares	(97)	—	(211)	—

Income from continuing operations applicable to Common Shares	10,278	12,237	17,252	19,627
Income (loss) from discontinued operations	(1,434)	85	8,025	594
Allocation of undistributed earnings to Restricted Shares	(9)	—	(24)	—

Net income applicable to Common Shares	$8,835	$12,322	$25,253	$20,221

Basic weighted-average Common Shares	33,076	33,075	33,047	33,064

Income from continuing operations	$0.31	$0.37	$0.52	$0.59
Income (loss) from discontinued operations	(0.04)	—	0.24	0.02

Earnings per Common Share - Basic	$0.27	$0.37	$0.76	$0.61

Diluted
Income from continuing operations	$12,167	$15,962	$23,404	$25,690
(Income) loss attributable to non-controlling interest	995	(939)	2,419	435
Preferred dividend on Series D Preferred Shares	(2,787)	(2,786)	(8,360)	(6,498)
Dividend on Restricted Shares	(97)	—	(211)	—

Income from continuing operations applicable to Common Shares	10,278	12,237	17,252	19,627
Income (loss) from discontinued operations	(1,434)	85	8,025	594
Allocation of undistributed earnings to Restricted Shares	(9)	—	(24)	—

Net income applicable to Common Shares	$8,835	$12,322	$25,253	$20,221

Basic weighted-average Common Shares	33,076	33,075	33,047	33,064
Stock options (1)	2	1	2	—
Restricted shares (2)	70	—	40	—

Diluted weighted-average Common Shares	33,148	33,076	33,089	33,064

Income from continuing operations	$0.31	$0.37	$0.52	$0.59
Income (loss) from discontinued operations	(0.04)	—	0.24	0.02

Earnings per Common Share - Diluted	$0.27	$0.37	$0.76	$0.61

(1)	The Trust’s outstanding stock options were dilutive for the three and nine months ended September 30, 2013 and 2012. The weighted-average stock options for the nine months ended September 30, 2012 was less than one thousand shares.
(2)	The Trust’s restricted stock was dilutive for the three and nine months ended September 30, 2013.

For the quarter ended September 30, 2013, the Trust paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per share of its Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”).

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Recurring Measurements

The table below presents the Trust’s assets measured at fair value on a recurring basis as of September 30, 2013 according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets and Liabilities
Securities carried at fair value	$7,074	$—	$—	$7,074
Loan securities carried at fair value	—	—	226	226
Interest rate hedges	—	(14)	—	(14)

	$7,074	$(14)	$226	$7,286

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the Trust’s assets measured at fair value on a recurring basis as of December 31, 2012, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Securities carried at fair value	$19,694	$—	$—	$19,694
Loan securities carried at fair value	—	—	11	11
Interest rate hedges	—	8	—	8

	$19,694	$8	$11	$19,713

There were no inter-level transfers of assets or liabilities during the nine months ended September 30, 2013 and September 30, 2012.

The table below includes a roll forward of the balance sheet amounts from January 1, 2013 to September 30, 2013 and from January 1, 2012 to September 30, 2012 including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities Carried at Fair Value	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Fair value, January 1	$11	$5,309
Net unrealized gain	215	447

Fair value, September 30	$226	$5,756

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013 and 2012, respectively	$215	$447

Quantitative Information about Level 3 Fair Value Measurements

At September 30, 2013 the Trust held only one loan security which is valued at $226,000, or 20% of face value. The valuation reflects assumptions that would be considered by market participants along with management’s assessment of collectible future cash flows.

Non-Recurring Measurements

Non-recurring measurements of fair value of assets or liabilities would typically include investments in real estate, assets held for sale and equity investments. During the three months ended September 30, 2013 the Trust recognized an impairment charge of $2,750,000 on its Lisle, Illinois property which is included in assets held for sale at September 30, 2013. During the nine months ended September 30, 2013 the Trust recognized impairment charges totaling $2,904,000 on its Lisle, Illinois and Denton, Texas properties. The Trust recognized an impairment charge of $698,000 on its Memphis, Tennessee property for the three and nine months ended September 30, 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the quarter ended June 30, 2013 the Trust entered into a purchase and sale agreement on its Denton, Texas property. At June 30, 2013 the purchase deposit was non-refundable and it was probable that the sale would be consummated. As a result the property was classified as held for sale at June 30, 2013. A fair value measurement was prepared based on the purchase contract and a $154,000 impairment charge was recorded at June 30, 2013. The property was sold on July 2, 2013.

In light of continued leasing challenges and specific sub-market dynamics, at September 30, 2013 the Trust re-evaluated its business plan and revised its holding period for its operating property in Lisle, Illinois referred to as 701 Arboretum. As a result, it was determined that due to the shorter holding period, the carrying value of the 701 Arboretum property was no longer fully recoverable. The property was classified as held for sale at September 30, 2013. The Trust has entered into a purchase and sale agreement on this property and, if consummated, the sale is expected to close in the fourth quarter of 2013. A fair value measurement was prepared based on the purchase contract with a third-party market participant, less costs to sell, and a $2,750,000 impairment charge was recorded at September 30, 2013.

The Trust’s net lease retail property in Memphis, Tennessee was placed into discontinued operations during the period ended September 30, 2012. The carrying value of the property exceeded the fair value less costs to sell resulting in a $698,000 impairment charge which was recorded at September 30, 2012.

The Table below presents the Trust’s assets measured at fair value on a non-recurring basis as of September 30, 2013, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Assets held for sale	$—	$—	$2,421	$2,421

	$—	$—	$2,421	$2,421

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows (in thousands):

	September 30, 2013
			Fair value hierarchy level
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Loans receivable	$108,163	$122,876	$—	$—	$122,876
Secured financing receivable	30,395	30,395	—	—	30,395
Mortgage loans payable	308,049	296,678	—	—	296,678
Senior notes payable	86,250	89,666	89,666	—	—
Secured financings	29,150	29,366	—	—	29,366
Notes payable	1,664	1,664	—	—	1,664

	December 31, 2012
			Fair value hierarchy level
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Loans receivable	$211,250	$222,246	$—	$—	$222,246
Mortgage loans payable	280,576	270,923	—	—	270,923
Senior notes payable	86,250	89,183	89,183	—	—
Secured financings	52,920	53,253	—	—	53,253
Notes payable	1,676	1,676	—	—	1,676

Loans Receivable, Secured Financing Receivable, Mortgage Loans Payable, Secured Financings and Notes Payable

Fair values of loans receivable, secured financing receivable, mortgage loans payable, secured financings and notes payable are primarily determined by discounting the expected cash flows at current interest rates plus an applicable risk spread, which reflects credit quality and maturity of the loans. The risk spread is based on loans with comparable credit quality, maturities and risk profile. Loans receivable may also be based on the fair value of the underlying real estate collateral less cost to sell, which is estimated using appraised values. These are classified as Level 3.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

There was no change in the fair value of loan securities or in the per share value of the REIT securities for the three months ended September 30, 2013. During the three months ended September 30, 2012, the Trust recognized net unrealized gains of $3,484,000. For the nine months ended September 30, 2013 and 2012, the Trust recognized net unrealized gains of $73,000 and $7,701,000, respectively. The change in fair value of the REIT securities and loan securities for which the fair value option was elected is recorded as an unrealized gain or loss in the Trust’s Consolidated Statements of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents as of September 30, 2013 and December 31, 2012 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	September 30, 2013	December 31, 2012
Assets
Securities carried at fair value:
REIT common shares	$7,074	$19,694
Loan securities carried at fair value	226	11

	$7,300	$19,705

The table below presents as of September 30, 2013 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at September 30, 2013	Amount Due Upon Maturity	Difference
Assets
Loan securities carried at fair value	$226	$1,130	$904

4.	Acquisitions, Dispositions, Leasing and Financing Activities

Operating Property Activity:

1515 Market Street – Loan Modification and Equity Acquisition - On February 1, 2013 the Trust entered into a loan modification agreement which extended the maturity date to February 1, 2016, increased the loan balance to $71,629,000 (from $70,000,000) and changed the interest rate to be the greater of 7.5% or LIBOR plus 6.5%. The loan balance can be increased through future funding advances up to an aggregate of $6,000,000 to cover tenant improvements, capital expenditures and leasing commissions. For each $500,000 of future advances, the interest rate increases by 0.10%. The loan modification also provides the Trust, in its capacity as the lender, with a 40% participation interest in the case of a capital event.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Simultaneously with the modification of the loan, the Trust acquired, for $10,000, an indirect 49% equity interest in the property. As part of the transaction, the Trust acquired the general partner interest in the property. Management has determined that this entity is a variable interest entity (“VIE”) and that the Trust is the primary beneficiary of the VIE. As a result, the Trust has consolidated this property as of February 1, 2013. All intercompany transactions have been eliminated in consolidation. For segment reporting purposes, this investment will be classified within the operating properties segment as of February 1, 2013. Prior to consolidation, this investment was part of the loan assets segment. See Note 18 for additional information related to the consolidation of this property.

Atrium Mall LLC – Equity Investment - On June 20, 2013 the Trust, through a newly formed 50-50 joint venture with Marc Realty, acquired a non-performing $10,650,000 mortgage loan for $6,625,000. In addition, the joint venture paid $1,137,000 to fund escrows at the closing. The Trust invested a total of $3,935,000 in this joint venture during the quarter ended June 30, 2013 and accounted for this investment using the equity method. The loan was in maturity default at the time of acquisition and was acquired with the intention of foreclosing or working out a consensual assignment with the borrower. The loan was collateralized by a leasehold interest in the Atrium Mall in Chicago, Illinois. The leasehold interest is for 71,000 square feet of commercial/retail space that comprises the bottom three floors of an office building known as the James R. Thompson building of which the lease expires in September 2014 with six automatic five-year extensions which are exercisable at the lessee’s option. The building is owned by the State of Illinois.

On July 26, 2013 the joint venture entered into an agreement with the borrower pursuant to which the borrower conveyed the leasehold interest to the venture in lieu of foreclosure. Accordingly, the venture now holds the leasehold interest in the property.

701 Seventh Avenue – Equity Investment – On July 9, 2013 the Trust agreed to increase its ownership in the current joint venture and to participate in the future hotel development. In doing so, the Trust has committed to invest up to an aggregate of $120,000,000 inclusive of contributions already made. During the quarter ended September 30, 2013, the Trust made additional capital contributions to the venture totaling $5,403,000. In October 2013 the Trust made an additional contribution of $16,686,000 to the venture reducing its overall future funding commitment to $67,198,000.

Luxury Residential – Property Acquisition – On August 13, 2013 the Trust entered into a binding purchase agreement to acquire four recently constructed Class A luxury apartment buildings for an aggregate purchase price of $246,000,000. At signing, the Trust made a $25,500,000 deposit which is non-refundable, except in limited circumstances. On October 7, 2013 the Trust made an additional non-refundable deposit of $7,500,000 to extend the closing date to November 11, 2013. See Note 19 for discussion on activity subsequent to September 30, 2013.

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

Deer Valley, Arizona – Property Sale - On June 11, 2013 the Trust sold its Deer Valley, Arizona property to an independent third party for gross sale proceeds of $20,500,000. After costs and pro-rations, the Trust received net proceeds of approximately $19,585,000 and recorded a gain of $6,752,000 on the sale of the property. The results of operations for this property have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Denton, Texas – Property Sale - On July 2, 2013 the Trust sold its Denton, Texas property to an independent third party for gross sale proceeds of $1,850,000. After costs and pro-rations, the Trust received net proceeds of approximately $1,703,000 and recorded no gain or loss on the sale of the property. The results of operations for all periods have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Seabrook, Texas – Property Sale - On August 1, 2013 the Trust sold its Seabrook, Texas property to an independent third party for gross sale proceeds of $3,300,000. After costs and pro-rations, the Trust received net proceeds of approximately $3,202,000 and recorded a gain of $1,428,000 on the sale of the property. The results of operations for all periods have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Asset Activity:

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

10 Metrotech Loan LLC – Equity Investment Repayment – On July 30, 2013 the $40,000,000 loan held by this venture was paid off at par. The venture, which had acquired the loan in August 2012 for $32,500,000, recognized $7,500,000 of discount accretion income in the current period in connection with the payoff at par. As a result of the payoff, the Trust received a distribution of $13,333,000 and recorded equity income of $2,676,000 in connection with its 33.33% ownership interest in the venture.

WRT-Elad One South State Lender LP – Equity Investment – On August 21, 2013 the Trust closed on an agreement to acquire the additional 50% joint venture interest (“Acquired Interest”) that was held by its joint venture partner, Elad Canada Inc. (“Elad”) for $30,000,000 (“Acquisition Price”). WRT-Elad One South State Lender LP (“Lender LP”) holds a mezzanine loan indirectly collateralized by the property located at One South State Street, Chicago, Illinois known as the Sullivan Center. The venture’s mezzanine loan had an outstanding balance of principal and accrued interest of approximately $56,150,000 at the time of the transaction discussed above. Concurrently, the Trust entered into an option agreement (“Option”) with Elad granting Elad the option, but not obligation, to repurchase their interest in the venture for the Acquisition Price adjusted for the pro-rata portion of any accrued and unpaid interest and principal payments made by the borrower. Per the terms of the agreements, the Acquired Interest and Option cannot be transferred to parties other than the Trust and Elad. The term of the Option corresponds with Lender LP’s mezzanine loan. Given the nature of the Option and the specific rights of Elad, the transaction is accounted for as a secured financing arrangement under ASC 860- Transfers and Servicing. The Trust will recognize interest income on the secured financing receivable in accordance with GAAP, at an annual interest rate of 15%, and will continue to recognize equity income on its previously held 50% interest in the venture.

Financing Activity:

Recourse Secured Financings – Loan Payments - During the three and nine months ended September 30, 2013, several of the condominium units collateralizing the Queensridge loan receivable were sold resulting in payments to the Trust of approximately $5,571,000 and $30,648,000, respectively. With the proceeds, the Trust satisfied its recourse debt with KeyBank at June 30, 2013.

1515 Market Street – New First Mortgage - On April 25, 2013 the entity that holds title to the property located at 1515 Market Street in Philadelphia, Pennsylvania (the “1515 Market Owner”) obtained a $43,000,000 non-recourse first mortgage loan (“First Mortgage”) from an unaffiliated third party. The First Mortgage bears interest at LIBOR plus 2.0% per annum, requires monthly payments of interest only and matures on May 1, 2016. On the same date, the 1515 Market Owner entered into an interest rate swap agreement which effectively fixes LIBOR at 0.50% for the term of the First Mortgage. The Trust, which held the mortgage loan (“Original Mortgage”) collateralized by the property at the time of the closing of the First Mortgage, received $38,472,000 of loan proceeds from the First Mortgage financing which reduced the balance on the Original Mortgage to $33,157,000. The Original Mortgage is now subordinate to the First Mortgage, bears interest at an effective rate of 12.9% per annum and is secured by a second mortgage on the property. The Trust’s investment in the Original Mortgage has been reduced to $21,098,000 resulting in an effective interest rate on the Trust’s cash investment in this asset of 19.6%. Due to the Trust’s ownership of a 49% interest, including the general partner interest, in the 1515 Market Owner and an additional 40% profits participation interest in the property, the Trust consolidates the operation of this property and the Original Mortgage, and all intercompany transactions are eliminated in consolidation.

Churchill – Financing - On June 28, 2013 the Trust obtained a $5,100,000 first mortgage on its Churchill, Pennsylvania property. The loan bears interest at a rate of 3.5% per annum, requires monthly payments of principal and interest and matures on August 1, 2024. After closing costs, the Trust received net proceeds of approximately $4,922,000.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Public Offering:

On September 30, 2013 the Trust closed a public offering of 2,750,000 Common Shares at a price of $11.45 per share. The Trust received net proceeds of $30,250,000 after the underwriting discount but prior to offering expenses.

5.	Receivables

Loans Receivable

The following table summarizes the Trust’s loans receivable at September 30, 2013 and December 31, 2012 (in thousands):

			Carrying Amount		Contractual Maturity Date
Description	Loan Position	Stated Interest Rate	September 30, 2013	December 31, 2012

Renaissance Walk	Mezzanine	LIBOR + 12.0% (2)	$3,000	$3,000	01/01/14
Hotel Wales	Whole Loan	LIBOR + 4.0% (3)	20,097	20,101	10/05/14 (4)
The Shops at Wailea	B-Note	6.15%	6,037	5,376	10/06/14
Legacy Orchard (1)	Corporate Loan	15.0%	9,750	9,750	10/31/14
Queensridge	Whole Loan	LIBOR + 11.5% (5)	8,214	39,170	11/15/14
San Marbeya	Whole Loan	5.88%	27,686	27,149	01/01/15
Playa Vista	Mezzanine	LIBOR + 14.25% (5)	10,323	—	01/23/15
Churchill (1)	Whole Loan	LIBOR + 3.75%	685	683	06/01/15
Rockwell	Mezzanine	12.0%	364	323	05/01/16
500-512 7th Ave	B-Note	7.19%	10,029	10,009	07/11/16
Pinnacle II	B-Note	6.31%	4,649	4,652	09/06/16
Poipu Shopping Village	B-Note	6.62%	2,028	1,948	01/06/17
Wellington Tower	Mezzanine	6.79%	2,790	2,687	07/11/17
Mentor Building	Whole Loan	10.0%	2,511	2,512	09/10/17
1515 Market	Whole Loan	(6)	—	58,650	(6)
127 West 25th Street	Mezzanine	—	—	8,687	(7)
180 N. Michigan	Mezzanine	—	—	5,237	(7)
Fenway Shea (1)	Whole Loan	—	—	2,273	(7)
The Disney Building	B-Note	—	—	9,043	(8)

			$108,163	$211,250

(1)	The Trust determined that certain loans receivable are variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.
(2)	LIBOR floor of 2%.
(3)	LIBOR floor of 3%.
(4)	The borrower exercised their one year extension option during the third quarter of 2013.
(5)	LIBOR floor of 0.5%.
(6)	This loan was in maturity default at the time of acquisition. The loan was modified on February 1, 2013. The Trust consolidates the operations of the borrower entity and the loan receivable is eliminated in consolidation.
(7)	The loans were satisfied at par during the nine months ended September 30, 2013.
(8)	The loan was sold during the nine months ended September 30, 2013.

The carrying amount of loans receivable includes accrued interest of $563,000 and $1,016,000 at September 30, 2013 and December 31, 2012, respectively, and cumulative accretion of $4,773,000 and $2,527,000 at September 30, 2013 and December 31, 2012, respectively.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2013 and December 31, 2012, the Trust’s loans receivable have unamortized discount totaling $7,620,000 and $9,865,000, respectively.

The weighted average coupon as calculated on the par value of the Trust’s loans receivable was 6.90% and 7.65% and the weighted average yield to maturity as calculated on the carrying value of the Trust’s loan receivable was 11.88% and 11.43% at September 30, 2013 and December 31, 2012, respectively.

The San Marbeya, Hotel Wales and Queensridge loans receivable are part of secured financing transactions, with recourse and non-recourse financings at September 30, 2013. The Trust had outstanding non-recourse secured financings related to the San Marbeya and Hotel Wales loans receivable in the amount of $29,150,000 at September 30, 2013 and December 31, 2012. The Trust had recourse secured financings related to the Queensridge loan receivable in the amount of $23,770,000 at December 31, 2012. As of September 30, 2013 the Trust has fully repaid the recourse secured financing related to the Queensridge loan receivable. No other loans receivable are part of secured financing transactions at September 30, 2013. See Note 8 for additional disclosures regarding the Trust’s secured financings.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

Nine Months Ended September 30, 2013

Balance at January 1, 2013	$211,250
Purchase and advances	22,314
Interest (received) accrued, net	(453)
Repayments/ Sale proceeds	(66,915)
Elimination of 1515 Market in consolidation	(60,279)
Loan discount accretion	2,283
Discount accretion received in cash	(37)

Balance at September 30, 2013	$108,163

The following table summarizes the Trust’s interest, dividend and discount accretion income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Interest on loan assets	$3,011	$2,985	$10,912	$8,130
Accretion of loan discount	806	425	2,283	5,984
Interest and dividends on securities	100	312	350	904

Total interest, dividends, and discount accretion	$3,917	$3,722	$13,545	$15,018

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

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

The table below summarizes the Trust’s loans receivable by internal credit rating at September 30, 2013 and December 31, 2012 (in thousands, except for number of loans):

	September 30, 2013		December 31, 2012
Internal Credit Quality	Number of Loans	Carrying Value of Loans Receivable	Number of Loans	Carrying Value of Loans Receivable

Greater than zero	13	$97,840	18	$211,250
Equal to zero	1	10,323	—	—
Less than zero	—	—	—	—

	14	$108,163	18	$211,250

Non-Performing Loans

The Trust considers a loan to be non-performing and places loans on non-accrual status at such time as management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. If and when a loan is brought back into compliance with its contractual terms, the Trust will resume accrual of interest. As of September 30, 2013 and December 31, 2012, there were no non-performing loans and no past due payments. The Trust did not record any provision for loan loss for the three and nine months ended September 30, 2013.

Secured Financing Receivable

In August 2013 the Trust closed on an agreement to acquire Elad’s 50% interest in the Lender LP joint venture for $30,000,000. In connection with the transaction, the Trust entered into an option agreement with Elad granting Elad the right, but not obligation, to repurchase their interest in the venture. The option agreement provides Elad, as the transferor, the option to unilaterally cause the return of the asset at the earlier of two years from August 21, 2013 or an event of default on Lender LP’s mezzanine debt. As such, Elad is able to retain control of its interest in Lender LP for financial reporting purposes as the exercise of the option is unconditional other than for the passage of time. As a result, for financial reporting purposes, the transfer of the financial asset is accounted for as a secured financing rather than an acquisition. The $30,000,000 acquisition price is recorded as a secured financing receivable. The Trust will recognize interest income on the secured financing receivable on an accrual basis in accordance with GAAP, at an annual interest rate of 15%. The Trust recorded $395,000 of interest income during the three and nine months ended September 30, 2013.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Securities Carried at Fair Value

Securities carried at fair value are summarized in the table below (in thousands):

	September 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value

REIT Common shares	$6,318	$7,074	$15,876	$19,694

Loan securities	161	226	161	11

	$6,479	$7,300	$16,037	$19,705

During the three and nine months ended September 30, 2013, securities carried at fair value were sold for total proceeds of approximately $3,255,000 and $12,345,000, respectively. The Trust recorded a loss on these sales of approximately $31,000 and $133,000, respectively, in the three and nine months ended September 30, 2013.

No securities carried at fair value were sold during the three months ended September 30, 2012. During the nine months ended September 30, 2012, securities carried at fair value were sold for total proceeds of approximately $4,614,000. The Trust recorded a gain on these sales of approximately $41,000 in the nine months ended September 30, 2012.

For purpose of determining gains or losses, the cost of securities is based on specific identification. For the three months ended September 30, 2013 and 2012, the Trust recognized net unrealized losses on securities carried at fair value and loan securities carried at fair value of $0 and $3,484,000, respectively as the result of the change in fair value of the financial assets for which the fair value option was elected. For the nine months ended September 30, 2013 and 2012, the Trust recognized net unrealized gains on securities carried at fair value and loan securities carried at fair value of $73,000, and $7,701,000, respectively.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Equity Investments

The Trust’s carrying amounts in its equity investments consist of the following at September 30, 2013 and December 31, 2012 (in thousands):

Venture Partner	Equity Investment	Nominal % Ownership at September 30, 2013	September 30, 2013	December 31, 2012

VHH LLC (1)	Vintage Housing Holding LLC	75.0%	$33,706	$30,534
Elad Canada Inc.	WRT-Elad One South State Equity LP	50.0%	—	460
Elad Canada Inc.	WRT-Elad One South State Lender LP	50.0%	24,518	24,644
Mack-Cali	WRT-Stamford LLC	20.0%	8,916	8,501
Atrium/Northstar	10 Metrotech Loan LLC	33.3%	11	10,845
Atrium Holding	RE CDO Management LLC	50.0%	993	1,779
Freed	Mentor Retail LLC	49.9%	596	551
Inland	Concord Debt Holdings LLC	33.3%	—	—
Inland	CDH CDO LLC	24.8%	—	—
Inland (2)	Concord Debt Holdings LLC	33.3%	982	3,974
Inland (2)	CDH CDO LLC	24.8%	4,181	322
Sealy (1)	Northwest Atlanta Partners LP	60.0%	7,741	8,104
Sealy (1)	Newmarket GP LLC	68.0%	—	—
Sealy (1)	Airpark Nashville GP	50.0%	—	—
Marc Realty (1)	Brooks Building LLC	50.0%	8,076	7,983
Marc Realty (1)	High Point Plaza LLC	50.0%	2,137	2,241
Marc Realty (1)	1701 Woodfield LLC	50.0%	2,052	1,977
Marc Realty (1)	Enterprise Center LLC	50.0%	2,440	2,679
Marc Realty (1)	Atrium Mall LLC	50.0%	3,904	—
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	3	—
New Valley/Starwood	Socal Office Portfolio Loan LLC	73.0%	—	8
New Valley/Witkoff	701 7th WRT Investors LLC	70.6%	36,989	28,735
Fenway	WRT-Fenway Wateridge LLC	50.0%	1,816	1,522

			$139,061	$134,859

(1)	The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the economic performance of the VIEs.
(2)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reflects the activity of the Trust’s equity investments for the period ended September 30, 2013 (in thousands):

Investment	Balance at December 31, 2012	Contributions	Equity Income (loss)	Distributions	Sales Price	Balance at September 30, 2013

Vintage Housing Holding LLC (2)	$30,534	$—	$7,142	$(3,970)	$—	$33,706
WRT-Elad One South State Equity LP (2)	460	1,013	(1,473)	—	—	—
WRT-Elad One South State Lender LP (2)	24,644	—	2,988	(3,114)	—	24,518
WRT-Stamford LLC	8,501	—	701	(286)	—	8,916
10 Metrotech LLC	10,845	—	3,284	(14,118)	—	11
RE CDO Management LLC	1,779	—	3,710	(4,496)	—	993
Mentor Retail LLC	551	—	45	—	—	596
Concord Debt Holdings LLC	—	—	3,041	(3,041)	—	—
CDH CDO LLC	—	—	415	(402)	(13)	—
701 7th WRT Investors LLC (3)	28,735	7,745	2,375	(1,866)	—	36,989
WRT-Fenway Wateridge LLC (2)	1,522	161	133	—	—	1,816
CDH CDO LLC (1)	322	—	4,274	(402)	(13)	4,181
Sealy	8,104	—	(363)	—	—	7,741
Marc Realty	14,880	—	(17)	(158)		14,705
Atrium Mall LLC	—	3,935	(31)	—	—	3,904
WRT-ROIC Lakeside Eagle LLC	—	25	(22)	—	—	3
SoCal Office Portfolio Loan LLC	8	—	(2)	(6)	—	—
Concord Debt Holdings LLC (1)	3,974	—	49	(3,041)	—	982

Total	$134,859	$12,879	$26,249	$(34,900)	$(26)	$139,061

(1)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.
(2)	The Trust has elected to report its share of earnings from the investment on a one month lag period.
(3)	The Trust has elected to report its share of earnings from the investment on a three month lag period.

The Trust has determined that the fair value of certain of its investments in the Marc Realty ventures and the Sealy Northwest Atlanta venture marginally exceed their carrying values. While the Sealy Northwest Atlanta venture continues to aggressively market available space for lease and work with existing tenants for lease renewal, which has resulted in an increase in occupancy from 70% at December 31, 2012 to 74% at September 30, 2013, declines in occupancy could cause impairment of this venture that could be material.

WRT-Elad - The Trust holds its mezzanine loan interest in Sullivan Center through WRT One South State Lender LP (“Lender LP”) and its profits participation interest through WRT-Elad One South State Equity LP (“Equity LP”). On February 18, 2013 a forbearance agreement was entered into whereby Lender LP agreed to forbear from exercising its rights under the loan documents with respect to the borrower’s failure to pay debt service for the period from December 2012 through October 2013. To the extent such debt service is not paid, debt service will accrue and be added to the outstanding principal balance of the mezzanine loan on each applicable monthly payment date. In exchange for the forbearance, Equity LP’s future interest in the property increased by 5% to 70%, with a corresponding decrease in the borrower’s general partner’s interest. In consideration for the forbearance the borrower is required to pay a $1,400,000 fee to Lender LP on or prior to November 9, 2013. If the $1,400,000 is not paid, in lieu of payment, then Equity LP’s indirect future interest in the property will increase by an additional 6% with a corresponding decrease to the general partner’s interest.

There is a basis differential of $10,465,000 between the Trust’s carrying value of its investments in Equity LP and the basis reflected at the joint venture level, which is amortized over the life of the related assets. The basis differential primarily relates to a bargain purchase gain recognized at the joint venture level upon acquisition.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concord – On February 25, 2013 the Trust sold for $25,000 a 17% interest in the equity of CDH CDO LLC, exclusive of the interest in the entity that holds the collateral management agreement of CDH CDO, to Inland American. The sale of the interest was bifurcated between the Trust’s original interest and the interest acquired from Lexington Realty Trust with $12,500 of the sales price being allocated to each interest. The Trust recognized a gain of $12,500 on the sale of its original interest and a loss of $123,000 on the sale of its other interest. The sale of the interest did not affect the voting rights within CDH CDO LLC and did not result in a change in control. The Trust will continue to account for its investments in CDH CDO LLC under the equity method.

There is a basis differential on the Concord Debt Holdings and CDH CDO LLC interests acquired from Lexington of $5,440,000. This basis differential was a result of the purchase price exceeding the book basis at the venture level for the acquired interest.

RE CDO Management – On February 20, 2013 the venture sold its subordinated interests in Sorin CDO III for $2,750,000 and transferred the Sorin CDO III collateral management agreement for $0. On March 8, 2013 the venture sold its C Tranche subordinated interests in Sorin CDO IV for $6,240,000. As a result of the sales, the Trust received distributions of approximately $4,416,000 in the aggregate during the first quarter of 2013. The Trust’s share of the gain has been recorded as equity in earnings of this equity investment.

10 Metrotech Loan LLC – Equity Investment – On July 30, 2013 the $40,000,000 loan held by this venture was paid off at par. The venture, which had acquired the loan in August 2012 for $32,500,000, recognized $7,500,000 of discount accretion income in this current period in connection with the payoff at par. As a result of the payoff in July 2013, the Trust received a distribution from the venture of $13,333,000 and recorded equity income of $2,676,000 in connection with its 33.33% ownership interest in the venture. The venture level balance sheet consisted of total assets of $34,000 and $32,535,000 at September 30, 2013 and December 31, 2012, respectively and no liabilities at September 30, 2013 and December 31, 2012, respectively. The venture reported net income of $8,028,000 and $9,853,000 for the three and nine months ended September 30, 2013.

Sealy – On May 30, 2013 the Trust contributed its interest in Newmarket GP LLC and its interest in Airpark Nashville GP to WRT-TRS Management Corp its wholly owned taxable REIT subsidiary. The Trust’s carrying value of both investments was zero at the time of the contributions and the transaction had no effect on the financial statements of the Trust.

Atrium Mall LLC – Joint Venture Loan Acquisition – On June 20, 2013 the Trust, through a newly formed 50-50 joint venture with Marc Realty, acquired a non-performing $10,650,000 mortgage loan for $6,625,000. In addition, the joint venture paid $1,137,000 to fund escrows at the closing. The Trust invested a total of $3,935,000 in this joint venture during the quarter ended June 30, 2013. The loan was in maturity default at the time of acquisition.

On July 26, 2013 the joint venture entered into an agreement with the borrower pursuant to which the borrower conveyed the leasehold interest to the venture in lieu of foreclosure. Accordingly, the venture now holds the leasehold interest in the property.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The summarized balance sheets of the Trust’s Vintage Housing Holding LLC venture is as follows (in thousands):

	September 30, 2013	December 31, 2012
ASSETS
Real estate, net	$360,851	$340,666
Cash and cash equivalents	5,469	6,555
Restricted cash held in escrows	45,380	41,878
Receivables and other assets	19,964	26,681

Total Assets	$431,664	$415,780

LIABILITIES AND MEMBERS’ CAPITAL
Mortgage and notes payable	$313,078	$298,654
Other liabilities	47,443	53,687
Non-controlling interests	18,006	15,997
Members’ Capital	53,137	47,442

Total Liabilities and Members’ Capital	$431,664	$415,780

Carrying value of the Trust’s investment in Vintage Housing Holding	$33,706	$30,534

The summarized statements of operations of the Trust’s Vintage Housing Holding LLC venture is as follows (in thousands):

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012

Total revenue	$11,048	$10,328	$32,451	$30,928

Expenses
Operating	4,649	4,254	13,952	12,250
Real estate taxes	128	139	397	442
Interest	485	1,503	1,480	4,824
Depreciation and amortization	446	978	1,137	6,605
Other expenses	1,453	1,323	4,176	4,048

Total expenses	7,161	8,197	21,142	28,169

Net income	3,887	2,131	11,309	2,759
Loss attributable to non-controlling interests	676	29	1,399	791

Net income attributable to VHH	$4,563	$2,160	$12,708	$3,550

Trust’s share of net income	$2,525	$1,392	$7,142	$2,326

The Trust records its investments in Vintage Housing Holding LLC on a one month lag, therefore amounts in the Trust’s financial statements for the period ended September 30, 2013 are based on balances and results from Vintage Housing Holding LLC for the period ended August 31, 2013.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The summarized balance sheets of the Trust’s CDH CDO LLC venture are as follows (in thousands):

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$2,031	$1,885
Real estate debt investments carried at fair value	183,110	185,060
Securities carried at fair value	80,463	95,994
Real estate, net	—	19,909
Interest and other receivables	1,066	1,030
Other assets	319	3,893

Total Assets	$266,989	$307,771

LIABILITIES AND MEMBERS’ CAPITAL
Collateralized debt obligation carried at fair value	153,361	191,345
Mortgage note payable	—	22,293
Interest rate swap liability	8,270	11,413
Other liabilities	2,727	5,423
Non-controlling interests	102	102
Members’ Capital	102,529	77,195

Total Liabilities and Members’ Capital	$266,989	$307,771

Carrying value of the Trust’s investments in CDH CDO LLC	$4,181	$322

The summarized statement of operations of the Trust’s CDH CDO LLC venture is as follows (in thousands):

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Interest, dividends and discount accretion	$4,469	$4,688	$12,654	$13,362
Expenses
Interest expense	1,598	1,651	4,791	5,012
Fees and expenses paid to related party	250	250	750	750
General and administrative	328	304	891	964

Total expenses	2,176	2,205	6,432	6,726

Net investment income:	2,293	2,483	6,222	6,636
Net property income	(55)	(5)	(205)	(282)
Loss on sale of real estate	(2,909)	—	(2,909)	—
Gain on extinguishment of debt	4,827	—	4,827	—
Realized gain (loss) from investments	13,367	1,716	13,361	(1,042)
Unrealized gain (loss) from investments	391	620	5,886	7,436

Net income	17,914	4,814	27,182	12,748

Trust’s share of net income	$3,367	$855	$4,274	$1,333

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Debt

Mortgage Loans Payable

The Trust had outstanding non-recourse mortgage loans payable of $308,049,000 and $280,576,000 at September 30, 2013 and December 31, 2012, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

On July 26, 2013 the Trust used cash on hand to fully satisfy the $14,943,000 balance outstanding on the first mortgage loan collateralized by its Amherst, New York property which was scheduled to mature in October 2013.

The Trust’s mortgage loans payable at September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

Location of Collateral	Maturity		Spread Over LIBOR (1)		Interest Rate at September 30, 2013	September 30, 2013	December 31, 2012

Memphis, TN	Aug 2014		Libor + 2.5	% (2)	3.00%	$13,197	$13,408
Lisle, IL	Oct 2014		Libor + 2.5	% (3)	2.69%	5,752	5,752
Chicago, IL	Apr 2015		—		6.25%	8,619	8,700
Chicago, IL	Mar 2016		—		5.75%	19,941	20,200
Houston, TX	Apr 2016		—		6.05%	48,460	52,052
New York, NY	May 2016		Libor + 2.5	% (4)	3.50%	51,982	51,982
Philadelphia, PA	May 2016		Libor + 2.0	% (5)	2.50%	42,684	—
Greensboro, NC	Aug 2016		—		6.22%	14,837	15,139
Lisle, IL	Mar 2017		—		5.55%	5,488	5,543
Cerritos, CA	Jan 2017		—		5.07%	23,153	23,184
Orlando, FL	Jul 2017		—		6.40%	37,138	37,580
Plantation, FL	Apr 2018		—		6.45%	10,717	10,811
Meriden, CT	Oct 2022		—		3.95%	21,000	21,000
Churchill, PA (6)	Aug 2024		—		3.50%	5,081	—
Amherst, NY		(7)	—		5.65%	—	15,225

						$308,049	$280,576

(1)	The one-month LIBOR rate at September 30, 2013 was 0.17885%.
(2)	The loan has a LIBOR floor of 0.5% and an interest rate cap which caps LIBOR at 0.5%.
(3)	The loan has an interest rate cap which caps LIBOR at 1%.
(4)	The loan has a LIBOR floor of 1% and an interest rate cap which caps LIBOR at 1.75%.
(5)	The loan has an interest rate swap which effectively fixes LIBOR at 0.5%.
(6)	The loan was obtained on June 28, 2013. See Note 4 for details on this transaction.
(7)	The loan was fully satisfied on July 26, 2013.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Recourse Secured Financing

The Trust’s non-recourse secured financings at September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

					Carrying Value
Collateral	Maturity	Spread Over LIBOR/ Prime		Interest Rate at September 30, 2013	September 30, 2013	December 31, 2012
Hotel Wales Loan	Oct 2014	LIBOR plus 1.25	% (1)	4.25%	$14,000	$14,000
San Marbeya Loan	Jan 2015	—		4.85%	15,150	15,150

					$29,150	$29,150

(1)	The loan has a LIBOR floor of 3%.

Recourse Secured Financing

The Trust’s recourse secured financing was repaid in full at September 30, 2013. Details of the recourse secured financing are as follows (in thousands):

				Carrying Value
Collateral	Maturity	Spread Over LIBOR/Prime	Interest Rate at September 30, 2013	September 30, 2013	December 31, 2012

Queensridge Loan	Nov 2014	LIBOR plus 4%	N/A	$—	$23,770

				$—	$23,770

Notes Payable

In conjunction with the loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bears interest at 6.6996% per annum and requires monthly interest payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property after the Trust receives a 9.0% priority return on its capital during a specified time period, as defined in the loan modification document. As of September 30, 2013 the carrying value of the participating B Note was $864,000 which approximates fair value. The inputs used in determining the estimated fair value of the Trust’s Notes Payable are categorized as Level 3 in the fair value hierarchy. See Note 18 for additional information regarding this property.

On October 15, 2012 an entity in which the Trust holds an interest and consolidates, 5400 Westheimer LP, executed a note payable to its partners in the amount of $1,600,000. The note bears interest at 15% per annum and matures on October 15, 2022. Since the Trust holds 50% of the loan, $800,000 of the note payable and associated interest is eliminated in consolidation for accounting purposes. The balance of the note as of September 30, 2013 was $800,000 which approximates fair value.

9.	Revolving Line of Credit

The Trust has a revolving line of credit in the principal amount of $50,000,000 which bears interest at LIBOR plus 3% and has a maturity date of March 3, 2014 with an option to extend the maturity date to March 3, 2015. The Trust must comply with financial covenants on an ongoing basis. The covenants are tested as of the end of each quarter based upon results for that quarter. The Trust was in compliance of its financial covenants under its revolving line of credit as of September 30, 2013.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The outstanding balance under the facility was $0 at September 30, 2013 and December 31, 2012. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $44,000 and $131,000, respectively, for the three and nine months ended September 30, 2013, and approximately $44,000 and $106,000 for the three and nine months ended September 30, 2012, respectively.

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change, if any, in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013 interest rate caps and swaps were used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses, both at its inception and on an ongoing basis, whether the hedging instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedges designated and qualifying as cash flow hedges as comprehensive loss totaling $150,000 and $20,000 for the three and nine months ended September 30, 2013, and $16,000 and $73,000 for the three and nine months ended September 30, 2012, respectively.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about the Trust’s interest rate caps and interest rate swaps that are included on the consolidated balance sheet that were designated as cash flow hedges of interest rate risk at September 30, 2013 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge in Other Comprehensive Income	Unrealized (Loss) Gain on Hedge in Other Comprehensive Income	Change in Hedge Valuations Included in Other Comprehensive Income for the Three Months Ended September 30, 2013	Change in Hedge Valuations Included in Other Comprehensive Income for the Nine Months Ended September 30, 2013

Aug 2014	0.50%	$13,197	$22	$1	$—	$(3)	$(4)

May 2016	0.50%	$42,922	$—	$(15)	$(15)	$(147)	$(15)

The table below presents information about the Trust’s interest rate caps that were not designated as cash flow hedges at September 30, 2013 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value	Change in Cap Valuations Included in Interest Expense for the Three Months Ended September 30, 2013	Change in Cap Valuations Included in Interest Expense for the Nine Months Ended September 30, 2013

May 2013	1.25%	$—	$196	$—	$—	$—

May 2014	1.75%	51,982	434	—	—	—

Oct 2014	1.00%	5,753	174	—	1	1

The table below presents information about the Trust’s interest rate caps and interest rate swaps that are included on the consolidated balance sheet that were designated as cash flow hedges of interest rate risk at September 30, 2012 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge in Other Comprehensive Income	Unrealized Gain on Hedge in Other Comprehensive Income	Change in Hedge Valuations Included in Other Comprehensive Income for the Three Months Ended September 30, 2012	Change in Hedge Valuations Included in Other Comprehensive Income for the Nine Months Ended September 30, 2012

Aug 2014	0.50%	$13,478	$22	$—	$—	$—	$—

Oct 2014	1.00%	$21,000	$174	$(165)	$—	$(17)	$(77)

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents information about the Trust’s interest rate caps that were not designated as cash flow hedges at September 30, 2012 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value	Change in Cap Valuations Included in Interest Expense for the Three Months Ended September 30, 2012	Change in Cap Valuations Included in Interest Expense for the Nine Months Ended September 30, 2012

May 2013	1.25%	$51,982	$196	$—	$—	$18
May 2014	1.75%	51,982	434	1	5	46

12.	Non-controlling Interests

Houston, Texas Operating Property – During the first quarter of 2013, a wholly-owned subsidiary of the Trust acquired a quarter-unit limited partner interest, representing 1% of 5400 Westheimer Holding LP (“Westheimer”), for a purchase price of $75,000. The Trust accounted for this purchase as an equity transaction recording the difference in the $127,000 carrying value of the acquired non-controlling interest and the purchase price as a $52,000 increase in paid-in capital. During the second quarter of 2013, the wholly-owned subsidiary acquired an additional 1% interest in Westheimer for a purchase price of $75,000. The Trust accounted for this purchase as an equity transaction recording the difference in the $126,000 carrying value of the acquired non-controlling interest and the purchase price as a $51,000 increase in paid-in capital. As a result, the Trust now owns 32% of Westheimer.

One East Erie/Ontario Operating Property – On June 1, 2012 the Trust purchased from Marc Realty its 20% non-controlling interest in FT-Ontario Holdings LLC for $5,850,000. The Trust accounted for this purchase as an equity transaction recording the difference in the $363,000 carrying value of the acquired non-controlling interest and the purchase price as a $5,487,000 reduction in paid-in capital.

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

The changes in the Trust’s ownership interest in the subsidiaries impacted consolidated equity during the period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income attributable to Winthrop Realty Trust	$11,728	$15,108	$33,848	$26,719

Increase (decrease) in Winthrop Realty Trust’s paid in capital related to purchases of non-controlling interests	—	—	103	(5,695)

Changes from net income attributable to Winthrop Realty Trust and transfers (to) from non-controlling interests	$11,728	$15,108	$33,951	$21,024

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Discontinued Operations

During 2012 the Trust’s net lease retail property in Memphis, Tennessee and its office property in Indianapolis, Indiana were sold and are included in discontinued operations. During 2013 the Trust’s net lease retail properties in Denton, Texas and Seabrook, Texas and its office properties located in Deer Valley, Arizona and Andover, Massachusetts were sold and are included in discontinued operations for all periods presented. The Trust’s office property located at 701 Arboretum in Lisle, Illinois was classified as held for sale as of September 30, 2013 and is included in discontinued operations for all periods presented.

Results for discontinued operations for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$10	$1,263	$1,598	$4,261
Termination fee income	—	592	—	592
Operating expenses	(94)	(675)	(1,028)	(2,016)
Interest expense	—	(685)	—	(842)
Depreciation and amortization	(21)	(657)	(589)	(1,648)
Gain on sale of assets	1,421	945	10,948	945
Impairment loss	(2,750)	(698)	(2,904)	(698)

(Loss) income from discontinued operations	$(1,434)	$85	$8,025	$594

14.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 450 W 14th Street property, 701 Seventh Avenue investment and 1515 Market Street loan which total approximately $88,913,000 at September 30, 2013. The Trust has a ground lease related to its property located at 450 W 14th Street, New York, New York which expires on June 1, 2053. As of September 30, 2013, in connection with the ground lease, the Trust has commitments of $337,000; $1,405,000; $1,463,000; $1,592,000; $1,656,000 and $109,419,000 for the years ended December 31, 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.

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

Churchill, Pennsylvania – In 2011 the Trust was conveyed title to the land underlying the Churchill, Pennsylvania property. Prior to the conveyance of the land, a Phase II environmental study was performed. The study found that there were certain contaminants at the property all of which were within permitted ranges. In addition, given the nature and use of the property currently and in the past, it is possible that there may be contamination that could require remediation. The Trust believes that based on applicable law and existing agreements any such remediation costs would be the responsibility of a prior owner or tenant.

In connection with the settlement agreement entered into on September 30, 2011 with CBS Corporation (“CBS”), the Trust was required to market the Churchill, Pennsylvania property for sale and to the extent the property was sold or the Trust received a responsible offer as defined in the settlement agreement from a credit worthy third party in an amount in excess of $6,500,000, net of closing costs, the Trust is required to pay to CBS the sum of 50% of such net proceeds in excess of $6,500,000. In this

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

regard, the Trust received an offer on the portion of the property leased to Westinghouse Electric Company LLC which would have resulted in net proceeds in excess of $6,500,000. The Trust did not pursue the sale of the property and as of September 30, 2013 recorded a payable in the amount of $150,000 representing the 50% excess due to CBS. If certain conditions, which are not considered probable as of September 30, 2013, are met in the future, the Trust could be liable to pay an additional contingent fee of approximately $340,000.

15.	Related-Party Transactions

FUR Advisors – The activities of the Trust are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. FUR Advisors is entitled to receive a base management fee and in addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees subject to the approval of the independent Trustees of the Trust.

The following table sets forth the fees and reimbursements paid by the Trust for the three and nine months ended September 30, 2013 and 2012 to FUR Advisors and Winthrop Management L.P. (“Winthrop Management”) (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Base Asset Management	$2,309	$2,316	$6,866	$6,641
Property Management	304	193	895	506
Construction Management	112	33	381	97

	$2,725	$2,542	$8,142	$7,244

Base Asset Management Fee – FUR Advisors is entitled to receive a base management fee of 1.5% of equity as defined in the Advisory Agreement and in certain instances, a termination fee and/or an incentive fee in accordance with the terms of the Advisory Agreement. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by unaffiliated third parties to a venture managed by the Trust.

Property Management and Construction Management – Winthrop Management, an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Winthrop Management receives a property management fee and construction management fee pursuant to the terms of individual property management agreements. Construction management fees are capitalized in accordance with GAAP.

At September 30, 2013 $2,309,000 payable to FUR Advisors and $383,000 payable to Winthrop Management were included in related party fees payable.

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

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Until the awards are no longer subject to forfeiture, the Trust measures stock-based compensation expense at each reporting date for any changes in fair value and recognizes the expense prorated for the portion of the requisite service period completed. Accordingly, the Trust recognized $346,000 and $557,000 in non-cash compensation expense for the three and nine months ended September 30, 2013. As of September 30, 2013 there were no forfeitures of Restricted Shares.

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

The following table summarizes the Trust’s assets by business segment for the periods ended September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012

Assets
Operating properties	$630,666	$562,822
Loan assets	154,265	239,534
REIT securities	7,074	19,694
Corporate
Cash and cash equivalents	165,762	97,682
Restricted cash	7,387	—
Accounts receivable and prepaids	574	336
Deferred financing costs	2,757	3,095

Total Assets	$968,485	$923,163

Capital Expenditures
Operating Properties	$2,835	$12,417

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

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Operating Properties
Rents and reimbursements	$15,099	$12,224	$45,026	$35,022
Operating expenses	(5,272)	(3,335)	(14,697)	(10,643)
Real estate taxes	(1,705)	(1,160)	(4,184)	(3,116)
Equity in earnings of preferred equity investment in Fenway-Wateridge	189	—	576	—
Equity in loss of Sealy Northwest Atlanta	(130)	(109)	(363)	(273)
Equity in loss of Sealy Newmarket	—	(704)	—	(2,171)
Equity in income (loss) of Marc Realty investment	(26)	377	(17)	33
Equity in income (loss) of WRT-Elad	905	(57)	1,515	458
Equity in income of Vintage	2,525	1,392	7,142	2,326
Equity in income of 701 Seventh Avenue	1,055	—	2,375	—
Equity in income of Fenway-Wateridge	50	—	133	—
Equity in income of Mentor	12	12	45	18
Equity in loss of Atrium Mall	(31)	—	(31)	—
Equity in income of F-II Co-invest	—	—	—	232

Operating properties operating income	12,671	8,640	37,520	21,886
Depreciation and amortization expense	(4,923)	(4,416)	(14,703)	(11,623)
Interest expense	(3,272)	(3,126)	(11,131)	(9,230)
Settlement expense	(16)	—	(150)	—

Operating properties net income	4,460	1,098	11,536	1,033

Loan Assets
Interest income	3,011	2,985	10,912	8,130
Discount accretion	806	425	2,283	5,984
Unrealized gain on loan securities carried at fair value	—	371	215	447
Equity in income of ROIC Riverside	—	238	—	706
Equity in loss of ROIC Lakeside Eagle	(7)	(16)	(22)	(32)
Equity in income of Concord Debt Holdings	2,970	35	3,041	386
Equity in income of CDH CDO	265	136	415	670
Equity in income of Concord Debt Holdings (1)	20	2	49	30
Equity in income of CDH CDO (1)	3,367	855	4,274	1,333
Equity in income of WRT-Stamford	256	232	701	548
Equity in income (loss) of SoCal Office Loan Portfolio	—	10,348	(2)	9,710
Equity in (loss) income of RE CDO Management	(51)	18	3,710	46
Equity in income of 10 Metrotech	2,676	50	3,284	31

Loan assets operating income	13,313	15,679	28,860	27,989
General and administrative expense	(2)	(15)	(37)	(40)
Interest expense	(335)	(336)	(1,562)	(1,004)

Loan assets net income	12,976	15,328	27,261	26,945

REIT Securities
Interest and dividends	100	312	350	904
(Loss) gain on sale of securities carried at fair value	(31)	—	(133)	41
Unrealized gain (loss) on securities carried at fair value	—	3,113	(142)	7,254

REIT securities net income	69	3,425	75	8,199

Net income from segments before corporate income (expense)	17,505	19,851	38,872	36,177

Reconciliations to GAAP Net Income:
Corporate Income (Expense)
Interest income	101	242	286	433
Interest expense	(1,828)	(954)	(5,482)	(1,326)
General and administrative	(1,111)	(767)	(3,021)	(2,407)
Related party fees	(2,309)	(2,316)	(6,866)	(6,641)
Transaction costs	(106)	(30)	(158)	(335)
State and local taxes	(85)	(64)	(227)	(211)

Income from continuing operations	12,167	15,962	23,404	25,690
(Loss) income from discontinued operations attributable to Winthrop Realty Trust	(1,434)	85	8,025	594

Net income	10,733	16,047	31,429	26,284
Net loss (income) attributable to non-controlling interest	995	(939)	2,419	435

Net Income Attributable to Winthrop Realty Trust	$11,728	$15,108	$33,848	$26,719

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

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

At September 30, 2013 the carrying value of the Cerritos assets and liabilities included: land and building of $22,079,000 net of accumulated depreciation of $830,000; lease intangibles of $3,435,000 net of accumulated amortization of $627,000; mortgage debt comprised of an A Note totaling $23,153,000 and participating B Note totaling $864,000. The outstanding mortgage debt collateralized by the property is non-recourse to the Trust.

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

At September 30, 2013 the carrying value of the 1515 Market Street assets and liabilities include land and building of $42,950,000 net of accumulated depreciation of $590,000 and lease intangibles of $16,624,000 net of accumulated amortization of $1,566,000 and a first mortgage note of $42,683,000. A second mortgage note of $35,040,000 is eliminated in consolidation. The outstanding mortgage debt collateralized by the property is non-recourse to the Trust.

The fair value of the assets and liabilities of the consolidated property was calculated by an independent third party valuation firm and reviewed by management. The following table summarizes the allocation of the aggregate purchase price of 1515 Market Street as of February 1, 2013 (in thousands):

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

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets acquired and intangible liabilities assumed for 1515 Market Street at February 1, 2013 consisted of the following (in thousands):

	Carrying Value	Weighted Average Amortization Period (years)
Intangible assets:
In place lease intangibles	$6,542	6.2
Above market lease intangibles	2,867	5.8
Tenant relationship value	7,388	13.3
Lease commissions, legal and marketing fees	1,013	5.4

Total	$17,810	9.0

Intangible liabilities:
Below market lease intangibles	$(620)	4.2

For the three and nine months ended September 30, 2013, 1515 Market Street contributed revenue of approximately $2,449,000 and $6,942,000, respectively, and contributed net income of approximately $514,000 and $1,586,000, respectively.

The accompanying unaudited pro forma information for the three and nine months ended September 30, 2013 and 2012 is presented as if the consolidation of 1515 Market Street on February 1, 2013 had occurred on January 1, 2012. This unaudited pro forma information is based upon historical consolidated financial information and should be read in conjunction with the consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of operations of the Trust would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro forma	For the Three Months Ended		For the Nine Months Ended
(In thousands, except for per share data)	September 30,		September 30,
	2013	2012	2013	2012

Total revenue	$18,842	$18,151	$59,502	$57,913
Consolidated net income	$10,133	$16,010	$30,797	$26,591
Net income attributable to Winthrop Realty Trust	$11,128	$15,660	$33,489	$28,207
Per common share data - basic	0.25	0.39	0.76	0.66
Per common share data - diluted	0.25	0.39	0.76	0.66

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments – The Trust has reviewed its various equity method and preferred equity investments and identified 11 investments for which the Trust holds a variable interest in a VIE. Of these 11 interests there are seven investments for which the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There are four additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the equity holders are not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These 11 unconsolidated joint ventures are those where the Trust is not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities – The Trust has reviewed its loans receivable and loan securities and four of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support. There is one investment where the equity holders lack the right to receive returns due to the lender’s participation interest in the debt.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Sealy Airpark Nashville – Foreclosure – On October 7, 2013 the lender foreclosed on the loan that was collateralized by the venture’s property located in Nashville, Tennessee. The Trust did not recognize a gain or loss in connection with the foreclosure as the investment was carried at $0 for financial reporting purposes.

WRT-Fenway Wateridge – Mortgage Loan – On October 15, 2013 the venture obtained a $7,000,000 first mortgage loan on its San Diego, California property. The loan bears interest at the greater of 6%, or LIBOR plus 4.5% per annum, requires monthly payments of interest only and matures on November 1, 2016. The venture purchased an interest rate cap which caps LIBOR at 2.5%. In connection with the financing, the Trust received a distribution of $6,255,000 in partial redemption of its preferred equity investment. The Trust retains the balance of its preferred equity interest as well as a 50% equity interest in the venture.

WRT-Elad Equity – Mortgage Loan Refinancing – On October 18, 2013 the venture which owns the property known as the Sullivan Center located at One South State Street, Chicago, Illinois obtained a new $113,500,000 first mortgage loan. The loan bears interest at a rate of 3.95% per annum, requires monthly payments of interest only and matures on November 6, 2018. The proceeds from the loan were used to repay the existing $110,550,000 first mortgage loan which bore interest at a rate of 11.0% per annum.

Summit Pointe Apartments – Equity Investment – On October 25, 2013 the Trust contributed $4,933,000 for an 80% preferred equity interest in a newly formed venture. On the same date, the venture acquired a 184 unit garden apartment complex known as Summit Pointe Apartments located in Oklahoma City, Oklahoma for a gross purchase price of $14,500,000. In connection with the acquisition, the venture assumed an existing $9,248,000 first mortgage loan. The loan bears interest at a rate of 5.7% per annum, requires monthly payments of principal and interest and matures in February 2021. Management for the venture has not finalized the acquisition accounting and therefore is not able to provide the disclosures otherwise required by ASC 805.

Pursuant to the terms of the venture agreement, the Trust will hold a preferred equity interest which entitles it to an 8% preferred return from cash flow and, upon disposition of the property, a minimum preferred return equal to a 12% IRR.

Luxury Residential – Property Acquisition – On October 31, 2013 the Trust closed on its acquisition of four newly constructed Class A luxury apartment buildings for an aggregate purchase price of $246,000,000. The properties are located in Phoenix, Arizona; Stamford, Connecticut; Houston, Texas and San Pedro, California. The acquisition was funded with a $150,000,000 first mortgage loan which is cross collateralized by all four properties. The loan bears interest at a rate of LIBOR plus 2%, requires monthly payments of interest only and matures on October 31, 2016 with two one year extension options. The balance of the purchase was funded from cash on hand. Management has not finalized the acquisition accounting and therefore is not able to provide the disclosures otherwise required by ASC 805.

On November 6, 2013, New Valley LLC (“New Valley”) contributed approximately $16,350,000 to the entity that acquired the properties in exchange for an indirect 16.3% interest in the properties. Winthrop retained the balance and has the right to make all decisions with respect to each of the properties other than the Stamford, Connecticut property, subject to obtaining New Valley’s consent to certain major decisions. With respect to the Stamford, Connecticut property, prior to November 6, 2016 the consent of New Valley is required on all matters other than those that are administrative in nature. New Valley has the right at any time after November 6, 2015 (or in certain instances prior thereto), but on or prior to November 6, 2016, to have its interest in the venture redeemed for a 50% interest in the Stamford, Connecticut property.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our unaudited consolidated interim financial statements and footnotes thereto for the three and nine months ended September 30, 2013 as compared with the three and nine months ended September 30, 2012. These unaudited interim financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

In connection with our strategy, in certain instances, we seek to acquire assets through joint ventures which allows us to employ third party co-investment capital to maximize diversification of risk and reduce capital concentration and in certain instances leverage off of our joint venture partner’s experience and expertise in specific geographic areas and/or specific asset types.

We continue to review our portfolio with a view towards divesting investments, subject to REIT rule limitations, as they mature in value to the point where these investments may be unlikely to achieve better than market returns and we redeploy capital to what we believe to be higher yielding opportunities.

We invested $31,003,000 in operating property assets and $30,000,000 in new loan assets during the third quarter of 2013. In addition, during the quarter we committed to invest an additional $225,500,000 to complete the acquisition of a garden apartment complex and four luxury residential property assets. See Item 1, Note 4 for a description of our investments that

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

closed during the quarter and Item 1, Note 19 for a description of our acquisitions which closed subsequent to September 30, 2013. During the third quarter of 2013 we received $29,960,000 in net proceeds from our issuance of Common Shares, $13,980,000 in return of capital distributions from our equity investments, $4,905,000 in net proceeds from the sale of our Denton, Texas and Seabrook, Texas properties and $5,837,000 from loan repayments. See additional details in our “Liquidity and Capital Resources” section below.

Loan Assets

During the third quarter of 2013 we closed on an agreement to acquire Elad’s 50% interest in the WRT-Elad Lender joint venture, for $30,000,000, which is in addition to our previously held joint venture interest of 50%. WRT-Elad Lender holds a mezzanine loan which is indirectly collateralized by the property located at One South State Street, Chicago, Illinois which we refer to as the Sullivan Center. The Sullivan Center mezzanine loan held by the joint venture had an outstanding balance of principal plus accrued interest of approximately $56,150,000 at the time of our additional investment. The mezzanine loan bears interest at 15% per annum and requires monthly payments of interest only. In February 2013 WRT-Elad Lender entered into a forbearance agreement with the borrower allowing the borrower to defer debt service payments on the mezzanine loan through October 9, 2013. To the extent debt service payments were not made, the unpaid debt service payments were added to the outstanding principal balance. In connection with the refinancing of the Sullivan Center first mortgage loan as discussed below, it is anticipated that debt service payments on the mezzanine loan will re-commence on November 9, 2013 as scheduled.

Also during the quarter, the $40,000,000 loan held by our 10 Metrotech Loan joint venture was paid off at par. The venture, of which we own 33.33%, originally acquired the loan in August 2012 for $32,500,000. We received a distribution of $13,333,000 in connection with the payoff of the loan.

Additionally, two of the underlying loans held by our Concord ventures paid off during the quarter. In July 2013 the loan collateralized by the property commonly referred to as Thanksgiving Tower located in Dallas, Texas was satisfied. In August 2013 the loan collateralized by the property referred to as One Riverwalk located in San Antonio, Texas was satisfied. The Trust received an aggregate distribution of $6,470,000 during the quarter as a result of the loan payoffs. As a result of the Thanksgiving Tower loan repayment, Concord Real Estate CDO 2006-1, Ltd, an entity in which we own an effective 49.67% equity interest, satisfied its leverage ratio test and again began making distributions to the CDO’s junior tranches of bonds and its equity holder. It is expected that so long as the leverage ratio tests remain satisfied we will receive distributions of approximately $300,000 per month.

During the quarter we received $5,571,000 from the sale of condominium units that collateralize our Queensridge Tower loan receivable.

Operating Properties

Consolidated Operating Properties

During 2013 we have seen increases in our operating income from our operating properties as a result of favorable operating results from same store properties, that is, properties held during both nine month periods, complemented by our new store property operating results, that is, properties not held during both complete nine month periods. The full impact of the improvement is not reflected in continuing operations as certain of our improved properties were sold and are classified as discontinued operations. See our Results of Operations section below for details of our consolidated properties net income. As of September 30, 2013 our consolidated properties were approximately 88.6% leased compared to approximately 89.6% leased at December 31, 2012.

In addition to the sale of our Andover, Massachusetts office property in March 2013 and the sale of our Deer Valley, Arizona property in June 2013, during the third quarter of 2013 we sold the following properties:

Denton, Texas – On July 2, 2013 we sold our Denton, Texas property to an independent third party for gross sale proceeds of $1,850,000. After costs and pro-rations, we received net proceeds of approximately $1,703,000. No gain or loss was recorded on the sale of the property. The property was classified as held for sale at June 30, 2013 and the results of operations for the property have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

Seabrook, Texas – On August 1, 2013 we sold our Seabrook, Texas property to an independent third party for gross sale proceeds of $3,300,000. After costs and pro-rations, we received net proceeds of approximately $3,202,000 and recorded a gain of $1,428,000 on the sale of the property. The results of operations for all periods have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Equity Investments

Vintage Housing – During the three and nine months ended September 30, 2013, we recorded net income from our investment in Vintage Housing of $2,525,000 and $7,142,000, respectively, and received cash distributions of $1,705,000 and $3,970,000, respectively. The Vintage properties were 97% occupied at August 31, 2013. We have elected to recognize our earnings on a one month lag.

WRT-Elad Lender – Sullivan Center – All cash flow at the Sullivan Center property was trapped by the first mortgage lender. As a result, the property was unable to meet its debt service payments on the mezzanine loan held by our venture. Equity LP, our venture which holds a future ownership interest in the property, and Lender LP, collectively our Sullivan JV, entered into a forbearance agreement with the borrower and non-controlling interest owner at our Sullivan Center property. As a result, the Sullivan JV increased its future ownership interest in the property from 65% to 70%. In addition, the Sullivan JV is entitled to receive a $1,400,000 modification fee in November 2013. If the payment is not paid, the Sullivan JV’s future ownership interest will increase to 76%.

On October 18, 2013 the property owner obtained a new $113,500,000 first mortgage loan. The loan bears interest at a rate of 3.95% per annum, requires monthly payments of interest only and matures on November 6, 2018. The proceeds from the loan were used to repay the existing $110,550,000 first mortgage loan which bore interest at a rate of 11.0% per annum. The new loan eliminates the requirement for the cash trap with the lender and it is anticipated that the property will re-commence making payments on the mezzanine loan on November 9, 2013 in accordance with the terms of the forbearance agreement.

We recognized $904,000 and $1,515,000 of income on our investment during the three and nine months ended September 30, 2013. The Sullivan Center was 83% leased at August 31, 2013. We have elected to recognize our earnings on a one month lag.

701 Seventh Avenue – In October 2012 we entered into a joint venture to acquire and redevelop a 120,000 square foot property and associated air rights located at 701 Seventh Avenue, New York, New York. We made an initial investment of $28,971,000. On July 8, 2013 we agreed to increase our percentage of capital contributions to 70%, increasing, if and when permitted by the lender, to 80% and to participate in the future hotel development. In doing so, on July 23, 2013 the Trust made an additional $4,927,000 capital contribution to the joint venture and increased our commitment to invest up to $120,000,000 in the aggregate. As of September 30, 2013, we have invested a total of $36,170,000 in the venture. During October 2013 we invested an additional $16,686,000.

During the three and nine months ended September 30, 2013, we recorded net income from our investment in 701 Seventh Avenue of $1,055,000 and $2,375,000, respectively and received cash distributions of $671,000 and $1,866,000, respectively. We have elected to recognize our earnings on a three month lag.

WRT-Fenway Wateridge – On December 21, 2012 we entered into a venture which acquired for $9,200,000 a 62,152 square foot class B office building located in Sorrento Mesa (San Diego), California. We contributed a total of $7,682,000 of which $6,000,000 is a preferred equity investment which entitles us to a 12% priority return to be paid 8% currently from operating cash flow with the remaining 4% deferred. During the three and nine months ended September 30, 2013, we recorded net income from the investment of $239,000 and $709,000 and received cash distributions of $0 and $123,000. We have elected to recognize our earnings on a one month lag. In October 2013 the venture obtained a first mortgage loan in the amount of $7,000,000 resulting in a distribution to us of $6,255,000 in connection with our preferred equity investment. Subsequent to the distribution, our preferred equity balance is $229,000.

Sealy – Two of the investment properties are located in Atlanta, Georgia, (Northwest Business Park and Newmarket), which had occupancies, inclusive of leases signed not yet commenced, of 74% and 57% respectively, at September 30, 2013 as compared to occupancies of 70% and 50%, respectively at December 31, 2012. The third Sealy investment is located in Nashville, Tennessee and was 84% occupied at September 30, 2013 and December 31, 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

The loan collateralized by the Newmarket property continues to be in special servicing. To date, we, together with our venture partner, have been unsuccessful in negotiating a restructuring of the debt with the special servicer. It is unlikely that a restructuring of this loan will be successful. At September 30, 2013, we carry this investment at zero.

On October 7, 2013 the loan collateralized by the Nashville, Tennessee property was foreclosed. We did not recognize any gain or loss on the foreclosure.

Marc Realty – As of September 30, 2013 we held equity interests in four properties with Marc Realty which consist of an aggregate of approximately 665,000 rentable square feet of office and retail space which was 79% occupied at September 30, 2013 as compared to 78% occupied at December 31, 2012.

REIT Securities

During the nine months ended September 30, 2013, we sold REIT securities with an original acquisition cost of $9,558,000 for net proceeds of $12,345,000.

As of September 30, 2013 our portfolio of REIT securities had a fair value of $7,074,000 compared to an original acquisition cost of $6,318,000.

Liquidity and Capital Resources

At September 30, 2013 we held $165,762,000 in unrestricted cash and cash equivalents. In addition, as of September 30, 2013 we had, subject to the value of the assets included in the borrowing base, $50,000,000 available to draw on our revolving line of credit and $7,074,000 in REIT securities.

We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our REIT taxable income. As a result of this dividend requirement, we, like other REITs, are dependent on raising capital through equity and debt issuances or forming ventures with investors to obtain funds with which to expand our business. Accordingly, we anticipate that capital with which to make future investment and financing activities will be provided from return of capital received from proceeds from loan maturities and prepayment, borrowings, the issuance of additional equity and debt securities, as well as proceeds from sales of existing assets to the extent the taxable gain on such sales is able to be sheltered through the use of capital loss carry forwards. We have capital loss carry forwards of $31,697,000, $14,025,000 which expires in 2014 and $17,672,000 which expires in 2015.

In October 2013 we invested an additional $67,000,000 to complete our acquisition of four luxury apartment buildings. An additional $150,000,000 was provided by a first mortgage loan which is collateralized by the four properties.

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

Public Offering

On September 30, 2013 we closed on a public offering of 2,750,000 Common Shares at a price of $11.45 per share. We received net proceeds of $30,250,000 after the underwriting discount but prior to offering expenses. Offering expenses are estimated to total $290,000.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

Contractual Obligations

Future Funding Requirements

We have future funding requirements relating to our 450 W 14th Street property, our 701 Seventh Avenue investment and our 1515 Market Street loan which total approximately $88,913,000 at September 30, 2013. During October 2013 we made an additional contribution of $16,686,000 to our 701 Seventh Avenue investment reducing our overall future funding commitment to $72,227,000.

Debt Maturities

At September 30, 2013 we had consolidated mortgage loans payable of $308,049,000. We have no mortgage debt maturing in 2013, $18,949,000 maturing in 2014, and $8,619,000 maturing in 2015, with the remainder maturing in 2016 or later. On July 26, 2013 we used cash on hand to fully satisfy the $14,985,000 mortgage loan payable collateralized by our Amherst, New York property which was scheduled to mature in October 2013. We have a $14,000,000 secured financing which was scheduled to mature in October 2013. The financing is collateralized by our Hotel Wales loan receivable which was scheduled to mature in October 2013. This loan receivable and secured financing both had a one-year extension option which has been exercised extending the maturity date for both to October 2014. We have a $50,000,000 revolving line of credit which matures in March 2014 with an option to extend to March 2015 subject to our continued compliance with the line’s financial covenants. On September 30, 2013, we had no amounts outstanding on the line.

We continually evaluate our debt maturities and except as noted above on our Sealy equity investments, based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $68,080,000 from $97,682,000 at December 31, 2012 to $165,762,000 at September 30, 2013.

Our cash flow activities for the nine months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	For the Nine Months Ended September 30,
	2013	2012
Net cash flow provided by operating activities	$25,835	$37,712
Net cash flow provided by (used in) investing activities	32,634	(22,205)
Net cash flow provided by financing activities	9,611	102,792

Increase in cash and cash equivalents	$68,080	$118,299

Operating Activities

For the nine months ended September 30, 2013 our operating activities generated consolidated net income of $31,429,000 and positive cash flow of $25,835,000. Our cash provided by operations reflects our net income adjusted by: (i) a reduction for non-cash items of $23,722,000 representing primarily earnings of equity investments, gains on sales of real estate investments, current period loan discount accretion and unrealized gains on securities carried at fair value offset by adding back depreciation and amortization expenses; (ii) $19,477,000 of distributions from non-consolidated interests; and (iii) a net decrease due to changes in other operating assets and liabilities of $1,349,000. See our discussion of “Results of Operations” below for additional details on our operations.

Investing Activities

Cash flow provided by investing activities for the nine months ended September 30, 2013 was approximately $32,634,000 as compared to cash flow used in investing activities of approximately $22,205,000 for the comparable period in 2012. This change of approximately $54,839,000 resulted primarily from increased proceeds from the sale of assets in 2013 and fewer investments made in 2013.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

Net cash provided by investing activities of $32,634,000 for the nine months ended September 30, 2013 was comprised primarily of the following:

•	$47,597,000 in collection of loans receivable;

•	$19,774,000 in proceeds from the sale of our Deer Valley, Arizona office property;

•	$19,318,000 in proceeds from the sale of two loans receivable;

•	$12,345,000 in proceeds from the sale of securities carried at fair value;

•	$11,538,000 in proceeds from the sale of our Andover, Massachusetts office property;

•	$10,834,000 in return of capital distributions from our 10 Metrotech venture;

•	$4,905,000 in proceeds from the sale of two net lease retail properties;

•	$3,041,000 in return of capital distributions from our Concord joint ventures; and

•	$774,000 in return of capital distributions from our RE CDO Management joint venture.

These sources of cash flow were offset primarily by:

•	$30,000,000 for the secured financing transaction related to the purchase of Elad Canada Inc.’s 50% interest in WRT-Elad One South State Lender LP;

•	$25,606,000 for the initial deposit and other expenses related to our acquisition of four Class A apartment buildings which were acquired on October 31, 2013;

•	$20,569,000 for our Playa Vista mezzanine loan origination;

•	$7,745,000 for investment in our 701 7th WRT investors joint venture;

•	$6,289,000 for investment in capital and tenant improvements at our operating properties;

•	$3,935,000 for investment in our new Atrium Mall joint venture; and

•	$868,000 of advances made on our 1515 Market Street loan receivable prior to our consolidating this property.

Financing Activities

Cash flow provided by financing activities for the nine months ended September 30, 2013 was approximately $9,611,000 as compared to approximately $102,792,000 for the comparable period in 2012. This change of approximately $93,181,000 resulted primarily from the issuance of Senior Notes Payable and Series D Preferred Shares in 2012 offset by proceeds from new mortgage loans payable and the issuance of Common Shares in 2013.

Net cash provided by financing activities of $9,611,000 for the nine months ended September 30, 2013 was comprised primarily of the following:

•	$43,000,000 in proceeds from a new mortgage loan on our Philadelphia, Pennsylvania office property;

•	$29,960,000 in proceeds from the issuance of Common Shares;

•	$5,100,000 in proceeds from a new mortgage loan on our Churchill, Pennsylvania property; and

•	$861,000 in contributions from non-controlling interests at our New York, New York property.

These sources of cash flow were offset primarily by:

•	$23,770,000 for payments on our recourse secured financing;

•	$20,295,000 for principal payments on our mortgage loans payable;

•	$16,102,000 for dividend payments on our Common Shares;

•	$5,574,000 for dividend payments on our Series D Preferred Shares;

•	$2,786,000 placed in escrow to fund dividends on our Series D Preferred Shares payable October 1, 2013;

•	$789,000 for deferred financing costs; and

•	$150,000 for the acquisition of non-controlling interests on our Houston, Texas property.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

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

For each of the three months ended March 31, 2013, June 30, 2013, and September 30, 2013 we paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Preferred Share.

Comparability of Financial Data from Period to Period

The comparability of financial data from period to period is affected by several items including (i) the timing of our property acquisitions and leasing activities; (ii) the purchases and sales of assets and investments; (iii) when material other-than-temporary impairment losses or loss reserves on assets in our portfolio are taken; (iv) fluctuations in the fair value of our securities and loan securities carried at fair value; and (v) the reclassification of assets.

Results of Operations

All per share amounts presented in this section are on a diluted basis. Net income attributable to Common Shares was $25,253,000 or $0.76 per Common Share for the nine months ended September 30, 2013 as compared with net income of $20,221,000 or $0.61 per Common Share for the nine months ended September 30, 2012. Funds From Operations (FFO) attributable to Common Shares was $37,527,000 or $1.13 per Common Share for the nine months ended September 30, 2013 as compared to FFO of $41,334,000 or $1.25 per Common Share for the nine months ended September 30, 2012.

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

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

The following table summarizes our assets by business segment (in thousands):

	September 30, 2013	December 31, 2012

Operating properties	$630,666	$562,822
Loan assets	154,265	239,534
REIT securities	7,074	19,694
Corporate
Cash and cash equivalents	165,762	97,682
Restricted cash	7,387	—
Accounts receivable and prepaids	574	336
Deferred financing costs	2,757	3,095

Total Assets	$968,485	$923,163

Operating property assets increased by $25,500,000 as a result of our deposit on our acquisition of four residential properties, which was pending at September 30, 2013 and by $67,142,000 due to the conversion of our 1515 Market Street property from a loan asset to an operating property as a result of our acquisition of a 49% equity interest, inclusive of the general partner interest, in the property and decreased by $26,307,000 as a result of four property sales in 2013.

The decrease in loan assets was due primarily to the conversion of our 1515 Market Street property to an operating property, the sale of our Disney B Note at par, the payoffs at par of three loans receivable, and the payoff of our Metrotech loan equity investment offset by the acquisition of our venture partner’s interest in the Sullivan Center mezzanine loan.

The decrease in REIT securities assets was primarily the result of the sale of securities and a decrease in the fair market value of our remaining shares of Cedar Realty Trust.

Comparison of Nine Months ended September 30, 2013 versus Nine Months ended September 30, 2012

The following table summarizes our results from continuing operations by reportable segment and corporate income (expense) for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012

Operating properties	$11,536	$1,033
Loan assets	27,261	26,945
REIT securities	75	8,199
Corporate expenses	(15,468)	(10,487)

Income from continuing operations	$23,404	$25,690

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012

Rents and reimbursements	$45,026	$35,022
Operating expenses	(14,697)	(10,643)
Real estate taxes	(4,184)	(3,116)
Equity in income (loss) of Marc Realty investments	(17)	33
Equity in loss of Sealy Northwest Atlanta	(363)	(273)
Equity in loss of Sealy Newmarket	—	(2,171)
Equity in income of 701 7th WRT Investors	2,375	—
Equity in income of WRT-Fenway Wateridge	709	—
Equity in income of Vintage	7,142	2,326
Equity in income of WRT-Elad	1,515	458
Equity in income of Mentor	45	18
Equity in loss of Atrium Mall	(31)	—
Equity in income of F-II Co-invest	—	232

Operating properties operating income	37,520	21,886

Depreciation and amortization expense	(14,703)	(11,623)
Interest expense	(11,131)	(9,230)
Settlement expense	(150)	—

Operating properties net income	$11,536	$1,033

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items and including our share of income or loss from equity investments, increased by $15,634,000 compared to the prior year period.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Nine Months Ended September 30,
	2013	2012
Rents and reimbursements
Same store properties	$31,490	$33,575
New store properties	13,536	1,447

	45,026	35,022

Operating expenses
Same store properties	8,797	10,089
New store properties	5,900	554

	14,697	10,643

Real estate taxes
Same store properties	2,513	2,951
New store properties	1,671	165

	4,184	3,116

Consolidated operating properties operating income
Same store properties	20,180	20,535
New store properties	5,965	728

	$26,145	$21,263

The decrease in operating income for our same store properties was primarily the result of a decrease in revenue of $2,085,000 which was partially offset by a decrease in operating expenses of $1,292,000 and real estate taxes of $438,000.

The decrease in same store revenue was the result of:

•	the partial sale of our Churchill, Pennsylvania property which occurred May 14, 2012;

•	an amendment to the lease terms for Spectra Energy at 5400 Westheimer located in Houston, Texas. The modified lease reduced the average annual contractual obligation but extended the term of the lease through April 30, 2026; and

•	a decrease in average occupancy at our Chicago, Illinois property known as River City from 67% to 49% primarily due to the loss of a significant tenant.

Which were partially offset by:

•	increased average occupancy at our property known as Crossroads I located in Englewood, Colorado from 57% to 75%;

•	increased average occupancy at our property known as Crossroads II located in Englewood, Colorado from 81% to 86%;

•	increased average occupancy at our property known as 550/650 Corporetum located in Lisle, Illinois from 72% to 80%; and

•	increased average occupancy at our property known as 450 W. 14th Street located in New York, New York from 82% to 83%.

New store revenues for the nine months ended September 30, 2013 were as follows:

•	$6,939,000 from our office property in Philadelphia, Pennsylvania which is consolidated as of February 1, 2013;

•	$2,580,000 from our residential property in Memphis, Tennessee which was acquired April 17, 2012;

•	$2,261,000 from our office property in Cerritos, California which was acquired October 4, 2012; and

•	$1,756,000 from our residential property in Greensboro, North Carolina which was acquired November 2, 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

Operating expenses increased by $4,054,000 due to expenses at our new store properties of $5,900,000. Same store operating expenses decreased by $1,292,000 due primarily to a decrease of $1,215,000 at our Churchill, Pennsylvania property as a result of the partial sale of the property and the new net lease with Westinghouse.

Real estate tax expense increased by $1,068,000. Real estate tax of $1,671,000 at our new store properties was offset by a decrease of $438,000 at our same store properties. The reduction at our same store properties was a result of the following:

•	a decrease of $173,000 at our Crossroads I property due primarily to a prior year tax abatement approved and received in 2013;

•	a decrease of $158,000 at our Crossroads II property due primarily to a prior year tax abatement approved and received in 2013; and

•	a decrease of $96,000 at our Churchill, Pennsylvania property as a result of the partial sale of the property in 2012.

Depreciation and amortization expense increased by $3,080,000 in 2013 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $1,901,000 primarily as a result of financing at our new store properties in Memphis, Tennessee; Greensboro, North Carolina and Cerritos, California which were all acquired in 2012, and at our new store property in Philadelphia, Pennsylvania which was acquired in 2013.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $11,375,000 for the nine months ended September 30, 2013 compared to net income of $623,000 for the nine months ended September 30, 2012. The increase was due primarily to:

•	operating income from our Vintage portfolio increased by $4,816,000 primarily as a result of a decrease in amortization of lease intangibles;

•	operating income from our 701 Seventh WRT Investors investment, which closed October 16, 2012, was $2,375,000;

•	operating loss from our Sealy Newmarket investment decreased by $2,171,000 primarily as a result of having previously recognized losses in 2012 which brought our investment balance to zero at December 31, 2012 which triggered the suspension of recognition of additional losses during 2013;

•	operating income from our WRT Fenway-Wateridge investment, which closed December 21, 2012, was $709,000; and

•	operating income from our WRT-Elad investments increased by $1,057,000 primarily as a result of a reduction in the allocated losses from the property.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

Loan Assets

The following table summarizes our results from our loan assets segment for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012

Interest	$10,912	$8,130
Discount accretion	2,283	5,984
Equity in earnings of Concord Debt Holdings	3,041	386
Equity in earnings of CDH CDO	415	670
Equity in earnings of Concord Debt Holdings (1)	49	30
Equity in earnings of CDH CDO (1)	4,274	1,333
Equity in earnings of WRT-Stamford	701	548
Equity in earnings of SoCal Office Portfolio Loan	(2)	9,710
Equity in earnings of 10 Metrotech	3,284	31
Equity in earnings of RE CDO Management	3,710	46
Equity in earnings of ROIC-Riverside LLC	—	706
Equity in earnings (loss) of ROIC-Lakeside Eagle LLC	(22)	(32)
Unrealized gain on loan securities carried at fair value	215	447

Loan assets operating income	28,860	27,989

General and administrative expense	(37)	(40)
Interest expense	(1,562)	(1,004)

Loan assets net income	$27,261	$26,945

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this segment before general and administrative and interest expense, increased by $871,000 as compared to the prior year period. The increase was due primarily to:

•	a $5,360,000 increase in net earnings from our Concord equity investments resulting from the payoffs of two of the underlying loan assets during the third quarter of 2013;

•	a $3,664,000 increase in net earnings from our RE CDO Management equity investment which resulted from the sale of subordinated interests in collateralized debt obligation entities held by this venture;

•	a $3,253,000 increase in net earnings from our 10 Metrotech equity investment as a result of the underlying loan asset being paid off at par in July 2013; and

•	a $2,782,000 increase in interest income as a result of our 2012 origination and acquisition activity, primarily our Queensridge Tower loan which generated $2,018,000 of interest income during the nine months ended September 30, 2013.

Partially offset by:

•	a $9,712,000 decrease in earnings from our SoCal Office Portfolio Loan investment as a result of the payoff of the underlying loan asset at par in September 2012; and

•	a $3,701,000 decrease in discount accretion due primarily to the payoff at par in May 2012 of our 160 Spear and Magazine loans which had been acquired at a discount.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

REIT Securities

The following table summarizes our results from our REIT securities segment for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012

Interest and dividends	$350	$904
Gain (loss) on sale of securities carried at fair value	(133)	41
Unrealized gain (loss) on securities carried at fair value	(142)	7,254

REIT securities operating income	$75	$8,199

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this segment before interest expense, decreased by $8,124,000 as compared to the prior year period. The decrease was primarily due to a decrease in unrealized gain on securities carried at fair value primarily as a result of fluctuations of our holdings in, and the market price of, shares of Cedar Realty Trust.

Corporate

The following table summarizes our results from our non-segment specific income and expense items for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012

Interest income	$286	$433
General and administrative	(3,021)	(2,407)
Related party fees	(6,866)	(6,641)
Transaction costs	(158)	(335)
Interest expense	(5,482)	(1,326)
State and local taxes	(227)	(211)

Operating loss	$(15,468)	$(10,487)

The decrease in corporate operations for the comparable periods was due primarily to $4,178,000 increase in interest expense on our 7.75% Senior Notes (“Senior Notes”) issued in August 2012, an increase in the base management fee of $225,000 as a result of an increase in the outstanding equity on which the fee is calculated and $557,000 in compensation expense associated with the issuance of Restricted Shares in 2013 which is reflected in general and administrative expense.

State income taxes were $227,000 and $211,000 for the nine months ended September 30, 2013 and 2012, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Discontinued operations

During 2012 the Trust’s retail property in Memphis, Tennessee and its office property in Indianapolis, Indiana were sold and the operating results for these properties are included in discontinued operations for the nine months ended September 30, 2012.

During 2013 the Trust’s net lease retail properties in Denton, Texas and Seabrook, Texas and its office properties located in Deer Valley, Arizona and Andover, Massachusetts were sold and are included in discontinued operations at September 30, 2013. Operating results for all four properties are included in income from discontinued operations for the nine months ended September 30, 2013 and 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

Income from discontinued operations for the nine months ended September 30, 2013 was $8,025,000 as compared to income of $594,000 for the nine months ended September 30, 2012. The increase was primarily due to a net gain of $10,948,000 recognized on the sales of the Deer Valley, Arizona, Andover, Massachusetts and Seabrook, Texas properties in 2013 partially offset by a $2,750,000 impairment charge recognized on our Lisle, Illinois property in 2013. The Lisle property was classified as held for sale at September 30, 2013.

Comparison of Three Months ended September 30, 2013 versus Three Months ended September 30, 2012

The following table summarizes our results from continuing operations by reportable segment and corporate income (expense) for the three months ended September 30, 2013 and 2012 (in thousands):

	2013	2012

Operating properties	$4,460	$1,098
Loan assets	12,976	15,328
REIT securities	69	3,425
Corporate expenses	(5,338)	(3,889)

Income from continuing operations	$12,167	$15,962

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the three months ended September 30, 2013 and 2012 (in thousands):

	2013	2012

Rents and reimbursements	$15,099	$12,224
Operating expenses	(5,272)	(3,335)
Real estate taxes	(1,705)	(1,160)
Equity in income (loss) of Marc Realty investments	(26)	377
Equity in loss of Sealy Northwest Atlanta	(130)	(109)
Equity in loss of Sealy Newmarket	—	(704)
Equity in income of 701 7th WRT Investors	1,055	—
Equity in income of WRT-Fenway Wateridge	239	—
Equity in income of Vintage	2,525	1,392
Equity in income (loss) of WRT-Elad	905	(57)
Equity in income of Mentor	12	12
Equity in loss of Atrium Mall	(31)	—

Operating properties operating income	12,671	8,640

Depreciation and amortization expense	(4,923)	(4,416)
Interest expense	(3,272)	(3,126)
Settlement expense	(16)	—

Operating properties net income	$4,460	$1,098

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items and including our share of income or loss from equity investments increased by $4,031,000 compared to the prior year period.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Three Months Ended September 30,
	2013	2012
Rents and reimbursements
Same store properties	$11,355	$12,224
New store properties	3,744	—

	15,099	12,224

Operating expenses
Same store properties	3,410	3,335
New store properties	1,862	—

	5,272	3,335

Real estate taxes
Same store properties	1,150	1,160
New store properties	555	—

	1,705	1,160

Consolidated operating properties operating income
Same store properties	6,795	7,729
New store properties	1,327	—

	$8,122	$7,729

The decrease in operating income for our same store properties was primarily the result of a decrease in revenue of $869,000.

The decrease in same store revenue was the result of:

•	an amendment to the lease terms for Spectra Energy at 5400 Westheimer located in Houston, Texas. The modified lease reduced the average annual contractual obligation but extended the term of the lease through April 30, 2026; and

•	a decrease in average occupancy at our Chicago, Illinois property known as River City from 57% to 49% primarily due to the loss of a significant tenant.

Which were partially offset by:

•	increased average occupancy at our property known as Crossroads I located in Englewood, Colorado from 57% to 90%; and

•	increased average occupancy at our Chicago, Illinois property known as Ontario from 91% to 97%.

New store revenues for the three months ended September 30, 2013 were as follows:

•	$2,447,000 from our office property in Philadelphia, Pennsylvania which is consolidated as of February 1, 2013;

•	$700,000 from our office property in Cerritos, California which was acquired October 4, 2012; and

•	$597,000 from our residential property in Greensboro, North Carolina which was acquired November 2, 2012.

Operating expenses increased by $1,937,000 due primarily to expenses at our new store properties of $1,862,000. Same store operating expenses increased by $75,000.

Real estate tax expense increased by $545,000 due primarily to real estate tax expense at our new store properties of $555,000.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

Depreciation and amortization expense increased by $507,000 in 2013 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $146,000 primarily as a result of financing at our new store properties in Greensboro, North Carolina and Cerritos, California which were both acquired in 2012 and at our new store property in Philadelphia, Pennsylvania which was acquired in 2013. Interest expense at our new store properties was partially offset by the capitalization of $600,000 of interest in connection with our 701 Seventh Avenue equity investment.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $4,549,000 for the three months ended September 30, 2013 compared to net income of $911,000 for the three months ended September 30, 2012. The increase was due primarily to:

•	operating income from our Vintage portfolio increased by $1,133,000 primarily as a result of a decrease in amortization of lease intangibles;

•	operating income from our 701 Seventh WRT Investors investment, which closed October 16, 2012 was $1,055,000;

•	operating loss from our Sealy Newmarket investment decreased by $704,000 primarily as a result of having previously recognized losses during 2012 which brought our investment balance to zero at December 31, 2012 which triggered the suspension of recognition of additional losses during 2013;

•	operating income from our WRT-Elad investments increased by $962,000; and

•	operating income from our WRT-Fenway Wateridge investment, which closed December 21, 2012, was $239,000.

Loan Assets

The following table summarizes our results from our loan assets segment for the three months ended September 30, 2013 and 2012 (in thousands):

	2013	2012

Interest	$3,011	$2,985
Discount accretion	806	425
Equity in earnings of Concord Debt Holdings	2,970	35
Equity in earnings of CDH CDO	265	136
Equity in earnings of Concord Debt Holdings (1)	20	2
Equity in earnings of CDH CDO (1)	3,367	855
Equity in earnings of WRT-Stamford	256	232
Equity in earnings of SoCal Office Portfolio Loan	—	10,348
Equity in earnings of 10 Metrotech	2,676	50
Equity in earnings (loss) of RE CDO Management	(51)	18
Equity in earnings of ROIC-Riverside LLC	—	238
Equity in loss of ROIC-Lakeside Eagle LLC	(7)	(16)
Unrealized gain (loss) on loan securities carried at fair value	—	371

Loan asset operating income	13,313	15,679

General and administrative expense	(2)	(15)
Interest expense	(335)	(336)

Loan assets net income	$12,976	$15,328

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this segment before general and administrative and interest expense, decreased by $2,366,000 as compared to the prior year period. The decrease was due primarily to:

•	a $10,348,000 decrease in earnings from our SoCal Office Portfolio loan which was fully repaid in 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

Partially offset by:

•	a $5,594,000 increase in earnings from our Concord equity investments as a result of the payoff of two of the underlying loans; and

•	a $2,626,000 increase in earnings from our 10 Metrotech Loan LLC equity investment as a result of the payoff of the underlying loan asset.

REIT Securities

The following table summarizes our results from our REIT securities segment for the three months ended September 30, 2013 and 2012 (in thousands):

	2013	2012

Interest and dividends	$100	$312
Loss on sale of securities carried at fair value	(31)	—
Unrealized gain on securities carried at fair value	—	3,113

REIT securities operating income	$69	$3,425

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this segment before interest expense, decreased by $3,356,000 as compared to the prior year period. The decrease was primarily due to a decrease in unrealized gain on securities carried at fair value primarily as a result of the fluctuations of our holdings in, and the market price of, shares of Cedar Realty Trust shares.

Corporate

The following table summarizes our results from our non-segment specific income and expense items for the three months ended September 30, 2013 and 2012 (in thousands):

	2013	2012

Interest income	$101	$242
General and administrative	(1,111)	(767)
Related party fees	(2,309)	(2,316)
Transaction costs	(106)	(30)
Interest expense	(1,828)	(954)
State and local taxes	(85)	(64)

Operating loss	$(5,338)	$(3,889)

The increase in operating loss for the comparable periods was due primarily to an $836,000 increase in interest expense on our Senior Notes issued in August 2012 and $345,000 in compensation expense associated with the issuance of Restricted Shares in 2013 which is reflected in general and administrative expense.

State income taxes were $85,000 and $64,000 for the three months ended September 30, 2013 and 2012, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Discontinued Operations

During 2012 the Trust’s retail property in Memphis, Tennessee and its office property in Indianapolis, Indiana were sold and the operating results for these properties are included in discontinued operations for the three months ended September 30, 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

During 2013 the Trust’s net lease retail properties in Denton, Texas and Seabrook, Texas and its office properties located in Deer Valley, Arizona and Andover, Massachusetts were sold and are included in discontinued operations at September 30, 2013. Operating results for all four properties are included in income from discontinued operations for the three months ended September 30, 2013 and 2012. Also included in discontinued operations for all periods presented are the operations of our office property in Lisle, Illinois which is currently under contract to be sold and is classified as held for sale at September 30, 2013.

Loss from discontinued operations for the three months ended September 30, 2013 was $1,434,000 as compared to income of $85,000 for the three months ended September 30, 2012. The change was primarily due to a $2,750,000 impairment change on our Lisle, Illinois property in 2013 which was partially offset by a gain of $1,428,000 recognized on the sale of our Seabrook, Texas property in 2013.

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

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

The following presents a reconciliation of net income to funds from operations for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic
Net income attributable to Winthrop Realty Trust	$11,728	$15,108	$33,848	$26,719
Real estate depreciation	3,153	2,903	9,665	8,165
Amortization of capitalized leasing costs	1,791	2,169	5,626	5,106
Trust’s share of real estate depreciation and amortization of unconsolidated interests	2,762	2,976	7,471	10,630
Impairment loss on investments in real estate	2,750	698	2,904	698
Gain on sale of real estate	(1,421)	(945)	(10,948)	(945)
(Gain) loss on sale of equity investments	—	(165)	110	(271)
Trust’s share of loss on sale of real estate of unconsolidated interests	722	—	722	—
Less: Non-controlling interest share of depreciation and amortization	(1,504)	(699)	(3,242)	(2,144)

Funds from operations attributable to the Trust	19,981	22,045	46,156	47,958
Preferred dividend on Series D Preferred Shares	(2,787)	(2,786)	(8,360)	(6,498)
Amount allocated to restricted shares	(129)	—	(269)	—

FFO applicable to Common Shares - Basic	$17,065	$19,259	$37,527	$41,460

Weighted-average Common Shares	33,076	33,075	33,047	33,064

FFO Per Common Share - Basic	$0.52	$0.58	$1.14	$1.25

Diluted
Funds from operations attributable to the Trust	$19,981	$22,045	$46,156	$47,958
Preferred dividend on Series D Preferred Shares	(2,787)	(2,786)	(8,360)	(6,498)
Amount allocated to restricted shares	(129)	—	(269)

FFO applicable to Common Shares	$17,065	$19,259	$37,527	$41,460

Weighted-average Common Shares	33,076	33,075	33,047	33,064
Stock options	2	1	2	—
Restricted shares	70	—	40	—

Diluted weighted-average Common Shares	33,148	33,076	33,089	33,064

FFO Per Common Share - Diluted	$0.51	$0.58	$1.13	$1.25

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

See Item 1 – Note 2.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

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

The table below presents information about the Trust’s derivative financial instruments at September 30, 2013 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge

Cap	October 2014	1.00%	$5,753	$174	$—
Cap	May 2014	1.75%	51,982	434	—
Cap	August 2014	0.50%	13,197	22	1
Swap	May 2016	0.50%	42,922	—	(15)

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt was less than its carrying value by $11,155,000 and $9,320,000 at September 30, 2013 and December 31, 2012, respectively. The fair value of our Senior Notes, based on quoted market prices, was greater than its carrying value by $3,416,000 and $2,933,000 at September 30, 2013 and December 31, 2012, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon the balances in variable rate debt at September 30, 2013 (in thousands):

	Change in LIBOR (2)
	-0.18%	1%	2%	3%

Change in consolidated interest expense	$(10)	$140	$437	$462
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(21)	101	68	102

(Increase) decrease in net income	$(31)	$241	$505	$564

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty, Sealy and 701 Seventh equity investments.
(2)	The one-month LIBOR rate at September 30, 2013 was 0.17885%.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

The Trust’s equity investment in Vintage, which is reported on a 30 day lag, holds floating rate debt of approximately $170,820,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows what the annual effect a change in the SIFMA rate would have on property level interest expense based upon the balances in variable rate debt at August 31, 2013 (in thousands):

	Change in SIFMA (1)
	-0.06%	1%	2%	3%

Pro-rata share of change in interest expense on Vintage debt	$(55)	$919	$1,837	$2,756

(Increase) decrease in net income	$(55)	$919	$1,837	$2,756

(1)	The one-month SIFMA rate at August 31, 2013 was 0.06%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at September 30, 2013 (in thousands):

	Change in LIBOR (1)
	-0.18%	1%	2%	3%

Change in consolidated interest income	$(3)	$73	$178	$343
Pro-rata share of change in interest income of loan assets in non-consolidated entities	(18)	100	200	300

Increase (decrease) in net income	$(21)	$173	$378	$643

(1)	The one-month LIBOR rate at September 30, 2013 was 0.17885%.

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

FORM 10-Q SEPTEMBER 30, 2013

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

As of September 30, 2013 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: November 8, 2013	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: November 8, 2013	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	-

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	-

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	-

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Form 8-K filed November 28, 2011.	-

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012

4.6	Amended and restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012.	-

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	-

4.8	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee – Incorporated by reference to the Exhibit 4.1 to the Trust’s Form 8-K filed August 9, 2012.	-

4.9	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent – Incorporated by reference to Exhibit 4.1 of the Trust’s Form 8-K filed August 15, 2012.	-

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	-

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	-

10.5	Amendment No. 3 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 2, 2012.	-

10.6	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.7	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.8	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.9	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	-

10.10	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	-

10.11	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.12	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association. – Incorporated by reference to Exhibit 10.19 to the Trust’s 10-K filed March 16, 2011.	-

10.13	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. – Incorporated by reference to Exhibit 10.20 to the Trust’s 10-K filed March 16, 2011.	-

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)

101.LAB	XBRL Taxonomy Label Linkbase Document	(1)

101.PRE	XBRL Presentation Label Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2013

(1)	filed herewith